Form 10-Q
period 1995-03-31
URANIUM RESOURCES INC /DE/
filed 1995-05-19
CIK 839470

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended March 31, 1995 or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                For the transition period from ______ to _______


                         Commission file number 0-17171

                            URANIUM RESOURCES, INC.
             (exact name of Registrant as specified in its Charter)




           DELAWARE                                      75-2212772
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

              12750 MERIT DRIVE, SUITE 1210, DALLAS, TEXAS  75251
          (Address of principal executive offices, including zip code)

                                 (214) 387-7777
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X ]        No   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of Each Class of Common Stock                Number of Shares Outstanding
- -----------------------------------                ----------------------------
  Common Stock, $.001 par value                    8,049,307 as of May 19, 1995


================================================================================

                            URANIUM RESOURCES, INC.
                    1995 FIRST QUARTERLY REPORT ON FORM 10-Q


                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


     Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                   March 31, 1995 (Unaudited) and
                   December 31, 1994                                     3

                 Consolidated Statements of Operations -
                   Three Months Ended March 31, 1995 and 1994
                   (Unaudited)                                           5

                 Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1995
                   and 1994 (Unaudited)                                  6

                  Notes to Consolidated Financial
                    Statements - March 31, 1995 (Unaudited)              7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7


PART II -- OTHER INFORMATION                                            11


SIGNATURES                                                              12

Index to Exhibits                                                      E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1995 AND DECEMBER 31, 1994 (NOTE 1)

                                     ASSETS


                                                    MARCH 31,   DECEMBER 31,
                                                      1995         1994
                                                 ------------   ------------
                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                      $     43,468   $  2,527,600
  Short-term investments:
    Certificate of Deposit, restricted                562,341        562,211
  Receivables                                          80,368         52,740
  Uranium inventory                                 3,426,067      4,031,611
  Materials and supplies inventory                    162,365        162,417
  Prepaid and other current assets                    186,070         96,751
                                                 ------------   ------------
     Total current assets                           4,460,679      7,433,330
                                                 ------------   ------------
Property, plant and equipment, at cost:
  Uranium properties                               53,707,527     53,210,132
  Other property, plant and equipment                 461,918        461,918
  Less - accumulated depreciation and depletion   (16,420,512)   (16,345,645)
                                                 ------------   ------------
       Net property, plant and equipment           37,748,933     37,326,405

Other Assets                                           90,491         90,491
                                                 ------------   ------------
                                                 $ 42,300,103   $ 44,850,226
                                                 ------------   ------------


 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1995 AND DECEMBER 31, 1994 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   MARCH 31,        DECEMBER 31,
                                                      1995             1994
                                                 -------------      -------------
                                                  (Unaudited)
Current Liabilities:
  Accounts payable                               $  1,621,517      $   1,283,265
  Short-term notes                                  6,491,738          7,739,225
  Borrowings from related parties                      90,000               -
  Accrued interest payable                            163,248             27,744
  Current portion of long-term debt                   142,000             82,000
  Royalties payable                                   509,606            509,606
  Current portion of restoration reserve               65,000             90,000
  Other accrued liabilities                           603,290            246,790
                                                 ------------       ------------
    Total current liabilities                       9,686,399          9,978,630
                                                 ------------       ------------
Other long-term liabilities and deferred credits    2,341,910          2,337,624

Long-term debt, less current portion                1,345,507          1,405,507

Deferred federal income taxes                       2,415,000          2,910,000

Shareholders' equity:
  Common stock, $.001 par value, 12,500,000
  shares authorized; shares issued and
  outstanding (net of treasury shares):
  1995 - 8,049,307;  1994 - 7,954,683                   8,237              8,142


Paid-in capital                                    15,317,234         15,040,064

Retained earnings                                  11,197,396         13,181,839
                                                 ------------       ------------
                                                   26,522,867         28,230,045
Less:  Treasury stock (187,500 shares), at cost       (11,580)           (11,580)
                                                 ------------       ------------
  Total shareholders' equity                       26,511,287         28,218,465
                                                 ------------       ------------
                                                 $ 42,300,103       $ 44,850,226
                                                 ------------       ------------


 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (NOTE 1)
                                  (UNAUDITED)



                                                       MARCH 31,         MARCH 31,
                                                          1995              1994
                                                     ------------       -----------
Revenues:
 Uranium Sales -
  Produced uranium                                   $      -           $   33,465
  Purchased uranium                                    1,251,013           878,664
                                                     -----------        -----------
    Uranium sales                                      1,251,013           912,129

Costs and expenses:
 Cost of uranium sales -
  Direct cost of purchased uranium                       612,813           530,686
  Royalties and brokers' fees                              -                 1,077
  Operating expenses                                     245,584           337,351
  Provision for restoration and reclamation costs          -                 1,312
  Depreciation and depletion                              40,465            71,929
  Loss on termination of joint venture                 1,000,953               -
  Loss on transfer to stockholder (Note 2)             1,080,000               -
 Corporate expenses -
  General and administrative                             636,575           459,122
  Depreciation                                             7,319             8,023
                                                     -----------       -----------
    Total costs and expenses                           3,623,709         1,409,500
                                                     -----------       -----------
Loss from operations                                  (2,372,696)         (497,371)

Other income (expense):
 Interest expense, net of capitalized interest          (154,980)           (1,880)
 Interest and other income, net                           48,233            54,443
                                                     -----------       -----------
Loss before income tax benefit                        (2,479,443)         (444,808)

Federal income tax benefit:
 Current                                                     -                (155)
 Deferred                                               (495,000)          (89,000)
                                                     -----------       -----------
Net loss                                             $(1,984,443)      $  (355,653)
                                                     -----------       -----------
Net loss per common and common equivalent share      $    (0. 25)      $     (0.05)
                                                     -----------       -----------
Weighted average common shares and common equivalent
 shares per share data                                 8,024,607         6,643,142
                                                     -----------       -----------


 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (NOTE 1)
                                  (UNAUDITED)

                                                          MARCH 31,          MARCH 31,
                                                             1995              1994
                                                        ------------       ------------
Cash flows from operations:
 Net loss                                               $(1,984,443)       $ (355,653)
 Reconciliation of net income to cash provided by
  operations-
   Provision for restoration and reclamation costs             -                1,312
   Depreciation and depletion                                47,784            79,952
   Amortization of other assets                                -               56,257
   Credit for deferred income taxes                        (495,000)          (89,000)
   Decrease in restoration and reclamation accrual          (22,243)           (5,029)
   Other non-cash items, net                                 46,480            70,194
                                                        -----------       -----------
 Cash flow used in operations, before changes in
  operating working capital items                        (2,407,422)         (241,967)
 Effect of changes in operating working capital items -
  (Increase) decrease in receivables                        (27,628)          564,632
  Decrease in inventories                                   612,221            40,119
  (Increase) decrease in prepaid and other
     current assets                                        (122,416)            8,352
  Increase (decrease) in payables and accrued
     liabilities                                            830,256        (2,592,901)
                                                        -----------       -----------
Net cash used in operations                              (1,114,989)       (2,221,765)
                                                        -----------       -----------
Investing activities:
 Increase in investments                                       (130)             (170)
 Additions to property, plant and equipment -
  Kingsville Dome                                           (29,893)          (52,616)
  Rosita                                                   (215,994)          (22,647)
  Churchrock                                               (166,473)         (232,061)
  Crownpoint                                                (54,186)         (156,795)
  Other property                                            (22,245)          (24,619)
 Increase in other assets                                      -                 (733)
                                                        -----------       -----------
Net cash used in investing activities                      (488,921)         (489,641)
                                                        -----------       -----------
Financing activities:
 Proceeds from borrowings from related parties               90,000              -
 Proceeds from other borrowings                                -            1,125,000
 Payments and refinancings of principal                  (1,247,487)         (656,517)
 Issuance of common stock                                   277,265            17,640
                                                        -----------       -----------
Net cash provided by (used in) financing activities        (880,222)          486,123
                                                        -----------       -----------
Net decrease in cash and cash equivalents                (2,484,132)       (2,225,283)
Cash and cash equivalents, beginning of period            2,527,600         2,529,741
                                                        -----------       -----------
Cash and cash equivalents, end of period                $    43,468       $   304,458
                                                        -----------       -----------

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                  (UNAUDITED)
1.     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1995.

2.     LIQUIDITY ISSUES

     During January 1995, when Oren L. Benton was Chairman of the Company's Board of Directors, the Company transferred $1.0 million to certain companies controlled by Mr. Benton, in connection with a planned joint venture to process uranium. Because Mr. Benton and certain companies controlled by him (the "Benton Companies") filed for bankruptcy in February, it is doubtful that the Company will recover its investment. Also in January, Mr. Benton and the then Chief Financial Officer of the Company transferred $1.08 million out of the Company without the authorization of the Company's Board of Directors. The $1.08 million has not been recovered and it is uncertain whether the Company's efforts to pursue remedies for both transfers will be successful. The Company has recorded losses for these transactions in the first quarter of 1995 of $2.08 million.

     The bankruptcy could also cause a review of the transactions entered into by the Company with the Benton Companies that could potentially result in claims against the Company. The Company is unable to assess what adverse consequences, if any, might result from such review.

     On May 10, 1995, the Company reached an agreement with Ryback Management Company ("Ryback") on the principal terms of a proposed $6 million loan to the Company by two mutual funds managed by Ryback. Proceeds will be used to pay down existing payables and fund the reopening of the Company's Rosita and Kingsville Dome production facilities. See "Proposed Convertible Debt Financing" on page 8 herein.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     For the quarter ended March 31, 1995, the Company's cash and cash equivalents decreased $2,484,000 as compared to a decrease of $2,225,000 for 1994. The Company's uranium operations generated negative cash flow from operations of $1,115,000 for the quarter ended March 31, 1995, in comparison to negative cash flow from operations in the same period in 1994 of $2,222,000. The increase in 1995 cash flow from operations resulted primarily from the Company's inability to pay down existing payables.

     The Company's net working capital at March 31, 1995, was a negative $5,226,000. This negative working capital includes $6,491,738 in a current note payable to Union Bank of Switzerland (the "UBS Note"). Under the terms of the note, the Company anticipates that it will within the next six months completely repay the UBS Note by applying substantially all the proceeds from its long-term sales contracts against this obligation. As a result of the Company applying the proceeds from these contracts in satisfaction of the UBS Note, the Company's only current source of cash flow will be from the proposed convertible debt financing. See Note 2 - Liquidity Issues. The Company defaulted on an interest payment of approximately $132,000 due on March 31, 1995 on the UBS Note. The Company cured the default on April 14, 1995.

    The Company has begun certain development activities at its Rosita site in anticipation of resuming production at this location in June, 1995. During the first quarter of 1995, $216,000 in development expenditures were incurred at Rosita. Capital expenditures to be incurred for the remainder of 1995 at Rosita are expected to be $2,218,000. Pre-production capital expenditures of $1,486,000 are anticipated to be expended at Kingsville Dome starting in August, 1995 with anticipation of production commencing in January, 1996. Additional capital expenditures including permitting, land acquisition and land holding costs at Churchrock, Crownpoint and Vasquez are expected to amount to approximately $542,000. Approximately $243,000 in capital expenditures were incurred on these properties in the first quarter of 1995.

     In mid-1994, the Company received notice from its largest uranium customer of a reduction in the 1995 deliveries to be made under the sales contract with that customer. The reduction was made due to reduced uranium requirements for the customer's nuclear reactors. Deliveries under this contract will be reduced to 55,000 pounds instead of the 240,000 pounds originally expected to be delivered under the terms of the contract. This change in scheduled deliveries under the contract will reduce the net income and cash flow originally expected in 1995 by approximately $3,400,000 when compared to the original base deliveries scheduled for the year. The 1995 deliveries represent the final year of sales to this customer under this contract.

     The Company continues actively to pursue obtaining new long-term matched sales contracts. The Company has contracted to deliver amounts in the future which are equal to its 1994 matched sales quota and has sales, pending contract finalization, which would meet a majority of the Company's 1995 quota. The Company must get at least one of its properties into production to take advantage of the matched sales program. However, the Company is unable to predict its liquidity situation on a long-term basis. Its future earnings and cash flow are dependent upon its ability to enter into additional long-term sales contracts at prices above its production costs.

PROPOSED CONVERTIBLE DEBT FINANCING

     On May 10, 1995, the Company reached an agreement with Ryback on the principal terms of a $6 million loan to the Company by two mutual funds managed by Ryback. The loan will be for a term of three years, bear interest at an annual rate of 6.5% per annum and will be convertible into shares of the Company's common stock at an initial conversion price of $4.00 per share. The loan will be non-callable and secured by a mortgage on the Company's Rosita and Kingsville Dome uranium properties in Texas. In addition, the lender will receive a three-year warrant to purchase 1.5 million shares of the Company's common stock at an initial price of $4.00 per share. Following closing, the Company will seek ratification of the loan by its shareholders. Failure to receive shareholder ratification will constitute a default under the loan.

     Consummation of the loan is subject to satisfaction of certain conditions, including execution of mutually agreeable definitive documentation. If the conditions are met, the parties expect to consummate the transaction within 30 days. The proceeds of the loan would be used to pay down existing payables and fund the reopening of uranium production at the Company's Rosita and Kingsville Dome production facilities.

ENVIRONMENTAL ASPECTS

     The Company utilizes ISL solution mining technology as its only mining method. Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". Nevertheless, the Company is highly regulated. Its primary environmental costs to date have been related to obtaining and complying with environmental mining permits and, once mining is completed, the reclamation and restoration of the surface areas and underground water quality to a condition consistent with applicable requirements. Accruals for the estimated future cost of such activities are made on a per-pound basis as part of production costs. See the Consolidated Statements of Operations for the applicable provisions for such future costs. See also Note 1 - "Restoration and Reclamation Costs" of Notes to Consolidated Financial Statements in the Company's Form 10-K as of December 31, 1994.

RESULTS OF OPERATIONS

     Revenues, earnings from operations and net income for the Company can fluctuate significantly on a quarter to quarter basis during the year because of the timing of deliveries requested by its utility customers. The Company's customers have generally elected, where possible, to take delivery of the bulk of the annual deliveries under their long term sales contracts later in each year. Accordingly, operating results for any quarter or year-to-date period are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or the entire year.

Three Months Ended March 31, 1995 and 1994

     The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                       Three Months Ended
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
                                                          (In Thousands)
Uranium Sales Revenue                                  $  1,251   $    912
Total Pounds Delivered                                     66.3       48.8
Average Sales Price/Pound                              $  18.88   $  18.71
Pounds Produced                                              --         --
Pounds Purchased/Borrowed                                    --         50
Average Production Cost of Produced Pounds             $     --   $     --
Average Cost of Purchased/Borrowed Pounds              $     --   $   9.49
Average Cost of Produced Pounds Sold                   $     --   $  14.11
Average Cost of Purchased Pounds Sold                  $   9.25   $  11.29

     Uranium sales revenues in 1995 increased by $339,000 from 1994 levels. Deliveries in 1995 were higher than those in 1994 (66,250 pounds in 1995 versus 48,750 pounds in 1994).

     Details of the cost of uranium sales were as follows:

                                                     Three Months Ended
                                                     ------------------
                                                       1995      1994
                                                       ----      ----
                                                      (In Thousands)
Cost of purchased uranium                              $613      $531
Royalties and brokers' fees                             --          1
Operating expenses                                      246       337
Provision for restoration and reclamation costs          --         1
Depreciation and depletion of uranium properties         40        72
                                                       ----      ----
       Total cost of uranium sales                     $899      $942
                                                       ----      ----

     The Company has had significant production from its Kingsville Dome and Rosita properties since the startup of Kingsville Dome in 1988 and Rosita in 1990. Due to declines in the spot price of uranium to levels at or below the Company's production costs, both of these facilities were placed on standby since September 1990 for Kingsville Dome and March 1992 for Rosita. The decline in production, and ultimately the shutdown of these two locations was done to enable the Company to take advantage of the low spot market prices available in order to purchase material to meet its long-term sales contract delivery commitments. Since January 1995, spot market prices have increased almost 30%. The Company has decided to commence production at Rosita in 1995 and commence pre-production development at Kingsville Dome towards production in early 1996 because of the increase in the spot market prices and in order to meet future deliveries under the Company's anticipated matched sales contracts.

     Deliveries in the first quarter of 1995 consisted of 66,250 purchased pounds, at an average cost per pound of $9.25. No uranium was purchased in 1995. Purchases of uranium in the first quarter of 1994 were made at an average price of $9.49 per pound. Deliveries in 1994 consisted of 47,001 purchased pounds, at an average cost per pound of $11.29 and 1,749 previously produced pounds at $14.11 per pound. Operating expenses attributable to the sale of the Company's produced pounds totaled approximately $13,000 for the first quarter of 1994. Operating expenses and depreciation and depletion in the first quarter of 1995 and 1994 include standby costs for Kingsville Dome and Rosita. These costs have been recorded as direct charges to operations. Standby costs for the first quarters of 1995 and 1994 where $286,000 and $394,000, respectively.

     The provision for restoration and reclamation in the first quarter of 1994 consists entirely of the $0.75 per pound provision for Rosita production sold during the year of $1,300.

     The first quarter 1995 provision for depreciation and depletion is comprised entirely of Rosita and Kingsville Dome depreciation while on standby of $40,000. The provision for depreciation and depletion in the first quarter of 1994 was comprised of the $5.70 rate per pound ($10,000) for Rosita production sold and Rosita and Kingsville Dome depreciation while on standby of $62,000.

     Corporate expenses consisting of general and administrative ("G & A") expenses and depreciation of G & A fixed assets increased to $644,000 in the first quarter of 1995 from $467,000 in the first quarter of 1994. This increase resulted primarily from legal and accounting fees and other non-recurring expenses relating to the bankruptcy proceedings of certain of the Benton Companies and the Company's liquidity issues.

     Loss from operations in the first quarter of 1995 was $2,373,000 compared to a loss in the first quarter of 1994 of $497,000. This reduction was attributable to a loss on the termination of a proposed joint venture of $1.0 million and a loss on a transfer to the Benton Companies of $1.08 million. See
Note 2 - Liquidity Issues for a further discussion.

     Total interest costs in 1995, including capitalized amounts, decreased by $24,000 when compared to 1994. This decrease from $182,000 in 1994 to $158,000 in 1995, was a result of a lower average outstanding debt balance in the current year. Of the total interest costs, $3,000, and $180,000 were capitalized in the 1995 and 1994 periods, respectively.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company defaulted on an interest payment of approximately $132,000 due on March 31, 1995 on the UBS Note. The Company cured the default on April 14, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits

                10.1     Promissory Note in the amount of $65,000 dated
                         February 24, 1995 between URI, Inc. and the Company all as the maker and Wallace M. Mays as lender

                10.2     Promissory Note in the amount of $25,000 dated
                         March 27, 1995 between URI, Inc. and the Company all as the maker and Wallace M. Mays as lender

                10.3     Deed of Trust, Security Agreement and Financing
                         Statement dated March 27, 1995 between URI, Inc. as the debtor and Wallace M. Mays as the secured party

                27       Financial Data Schedule



         (b)    Reports on Form 8-K.
                None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  URANIUM RESOURCES, INC.



Dated:  May 19, 1995              By:  /s/   WALLACE M. MAYS
                                       Wallace M. Mays,
                                       Director and Chief Executive Officer
                                       (Principal Executive Officer)




Dated:  May 19, 1995              By:  /s/   PAUL K. WILLMOTT
                                       Paul K. Willmott,
                                       President, Director and Principal
                                       Financial and Accounting Officer

                              INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
                                                                     NUMBERED
EXHIBITS                   DESCRIPTION                                 PAGE
- --------                   -----------                             ------------

  10.1     Promissory Note in the amount of $65,000 dated
           February 24, 1995 between URI, Inc. and the Company all as the maker and Wallace M. Mays as lender

  10.2     Promissory Note in the amount of $25,000 dated
           March 27, 1995 between URI, Inc. and the Company all as the maker and Wallace M. Mays as lender

  10.3     Deed of Trust, Security Agreement and Financing
           Statement dated March 27, 1995 between URI, Inc. as the debtor and Wallace M. Mays as the secured party

  27       Financial Data Schedule
