Form 10-Q
period 1995-06-30
URANIUM RESOURCES INC /DE/
filed 1995-08-11
CIK 839470

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934

                For the quarterly period ended June 30, 1995 or

 ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________


                         Commission file number 0-17171

                            URANIUM RESOURCES, INC.
             (exact name of Registrant as specified in its Charter)


         DELAWARE                                     75-2212772
(State of Incorporation)                  (I.R.S. Employer Identification No.)

              12750 MERIT DRIVE, SUITE 1020, DALLAS, TEXAS  75251
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

                         Yes   X      No
                             -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of Each Class of Common Stock               Number of Shares Outstanding
- -----------------------------------               ----------------------------

   Common Stock, $.001 par value                 8,125,557 as of August 11, 1995


================================================================================

                            URANIUM RESOURCES, INC.
                   1995 SECOND QUARTERLY REPORT ON FORM 10-Q


                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


    Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                         June 30, 1995 (Unaudited) and
                         December 31, 1994                                                 3

                     Consolidated Statements of Operations -
                         Six Months and Three Months Ended
                         June 30, 1995 and 1994 (Unaudited)                                5

                     Consolidated Statements of Cash Flows -
                         Six Months Ended June 30, 1995
                         and 1994 (Unaudited)                                              6

                     Notes to Consolidated Financial
                         Statements - June 30, 1995 (Unaudited)                            7

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                       7


PART II -- OTHER INFORMATION                                                              11


SIGNATURES                                                                                12


INDEX TO EXHIBITS                                                                          E - 1

                         PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1995 AND DECEMBER 31, 1994 (NOTE 1)

                                     ASSETS



                                                                            JUNE 30,             DECEMBER 31,
                                                                              1995                   1994
                                                                        ---------------       -----------------
                                                                          (Unaudited)
 Current Assets:
      Cash and cash equivalents                                         $     3,481,316       $       2,527,600
      Short-term investments:
           Certificate of Deposit, restricted                                   562,406                 562,211
      Receivables                                                                63,143                  52,740
      Uranium inventory                                                         701,900               4,031,611
      Materials and supplies inventory                                          163,835                 162,417
      Prepaid and other current assets                                          119,958                  96,751
                                                                        ---------------       -----------------

           Total current assets                                               5,092,558               7,433,330
                                                                        ---------------       -----------------

 Property, plant and equipment, at cost:
      Uranium properties                                                     54,306,383              53,210,132
      Other property, plant and equipment                                       461,918                 461,918
      Less-accumulated depreciation and depletion                           (16,527,100)            (16,345,645)
                                                                        ---------------       -----------------
           Net property, plant and equipment                                 38,241,201              37,326,405


 Other Assets                                                                    90,491                  90,491
                                                                        ---------------       -----------------
                                                                        $    43,424,250       $      44,850,226
                                                                        ===============       =================



 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1995 AND DECEMBER 31, 1994 (NOTE 1)


                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                                JUNE 30,             DECEMBER 31,
                                                                                  1995                   1994
                                                                           ----------------      ------------------
                                                                              (unaudited)
 Current Liabilities:
      Accounts payable                                                     $        706,187      $        1,283,265
      Short-term notes                                                            1,490,406               7,739,225
      Borrowings from related parties                                                45,000                    --
      Accrued interest payable                                                       74,695                  27,744
      Current portion of long-term debt                                             231,000                  82,000
      Royalties payable                                                             509,606                 509,606
      Current portion of restoration reserve                                         59,000                  90,000
      Other accrued liabilities                                                     471,334                 246,790
                                                                           ----------------      ------------------

           Total current liabilities                                              3,587,228               9,978,630
                                                                           ----------------      ------------------

 Other long-term liabilities and deferred credits                                 2,347,539               2,337,624

 Long-term debt, less current portion                                             7,256,507               1,405,507


 Deferred federal income taxes                                                    2,675,000               2,910,000

 Shareholders' equity:
      Common stock, $.001 par value, 12,500,000 shares
      authorized; shares issued and outstanding (net of treasury
      shares):  1995 - 8,084,307;  1994 - 7,954,683                                   8,237                   8,142

 Paid-in capital                                                                 15,317,234              15,040,064

 Retained earnings                                                               12,241,923              13,181,839
                                                                           ----------------      ------------------
                                                                                 27,567,394              28,230,045
 Less:  Treasury stock (1995 - 152,500; 1994 - 187,500 shares), at cost              (9,418)                (11,580)
                                                                           ----------------      ------------------
      Total shareholders' equity                                                 27,557,976              28,218,465
                                                                           ----------------      ------------------
                                                                           $     43,424,250      $       44,850,226
                                                                           ================      ==================




 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (NOTE 1)
                                  (UNAUDITED)


                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                          -----------------------------     -----------------------------
                                                               1995            1995               1995            1994
                                                          ------------     ------------     ------------     ------------
Revenues:
    Uranium sales -
        Produced uranium                                  $     25,260     $    674,471     $     25,260     $    707,936
        Purchased uranium                                    5,213,426        5,124,061        6,464,439        6,002,725
                                                          ------------     ------------     ------------     ------------
              Uranium sales                                  5,238,686        5,798,532        6,489,699        6,710,661

Costs and expenses:
    Cost of uranium sales -
        Direct cost of purchased uranium                     2,805,979        3,673,709        3,418,792        4,204,395
        Royalties and brokers' fees                              1,467           26,572            1,467           27,649
        Operating expenses                                     219,536          653,673          465,120          991,024
        Provision for restoration and reclamation
          costs                                                 43,479           96,286           43,479           97,598
        Depreciation and depletion                              42,197          307,601           82,662          379,530
        Loss on termination of joint venture                      --               --          1,000,953             --
        Loss on (recovery of) transfer to
          stockholder (Note 2)                                (300,000)            --            780,000             --
Corporate expenses -
        General and administrative                           1,040,631          555,755        1,677,206        1,014,877
        Depreciation                                             6,856            7,686           14,175           15,709
                                                          ------------     ------------     ------------     ------------
            Total costs and expenses                         3,860,145        5,321,282        7,483,854        6,730,782
                                                          ------------     ------------     ------------     ------------
Earnings (loss) from operations                              1,378,541          477,250         (994,155)         (20,121)
Other income (expense):
    Interest expense, net of capitalized interest             (154,855)          (1,175)        (309,835)          (3,055)
    Interest and other income, net                              83,003           53,302          131,236          107,745
                                                          ------------     ------------     ------------     ------------
Earnings (loss) before income tax benefit                    1,306,689          529,377       (1,172,754)          84,569
Federal income tax expense (benefit):
    Current                                                       --               (486)            --               (641)
    Deferred                                                   260,000          105,000         (235,000)          16,000
                                                          ------------     ------------     -------------    ------------
Net earnings (loss)                                       $  1,046,689     $    424,863     $   (937,754)    $     69,210
                                                          ============     ============     =============    ============

Net earnings (loss) per common and common
    equivalent share:
    Primary                                               $       0.13     $       0.06     $      (0.12)    $       0.01
                                                          ============     ============     =============    ============
    Fully Diluted                                         $       0.12     $       0.06     $      (0.12)    $       0.01
                                                          ============     ============     =============    ============

Weighted average common shares and common
    equivalent shares for per share data:
    Primary                                                  8,120,152        6,743,273        8,044,179        6,756,643
                                                          ============     ============     ============     ============
    Fully Diluted                                            8,949,868        6,814,789        8,044,179        6,813,358
                                                          ============     ============     ============     ============


 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (NOTE 1)
                                  (UNAUDITED)


                                                                            JUNE 30,               JUNE 30,
                                                                              1995                   1994
                                                                        ---------------        ----------------
 Cash flows from operations:
   Net income (loss)                                                    $      (937,754)       $         69,210
   Reconciliation of net income to cash provided by operations-
      Provision for restoration and reclamation costs                            43,479                  97,598
      Depreciation and depletion                                                 96,837                 395,239
      Amortization of other assets                                                 --                   105,175
      Provision (credit) for deferred income taxes                             (235,000)                 16,000
      Decrease in restoration and reclamation accrual                           (70,648)                (13,938)
      Other non-cash items, net                                                 105,433                 223,212
                                                                        ---------------        ----------------
   Cash flow provided by (used in) operations, before changes in
       operating working capital items                                         (997,653)                892,496
   Effect of changes in operating working capital items -
      Increase in receivables                                                   (10,403)             (1,578,584)
      Decrease in inventories                                                 3,375,082               1,579,325
      Increase in prepaid and other current assets                             (106,142)                (18,103)
      Decrease in payables and accrued liabilities                             (305,583)                (78,565)
                                                                        ---------------        ----------------

 Net cash provided by operations                                              1,955,301                 796,569

 Investing activities:
   (Increase) decrease in investments                                              (195)                 39,368
   Additions to property, plant and equipment -
      Kingsville Dome                                                           (51,955)                (62,868)
      Rosita                                                                   (620,981)               (107,065)
      Churchrock                                                               (251,697)               (461,232)
      Crownpoint                                                               (126,858)               (334,350)
      Other property                                                            (23,345)                (48,497)
   Increase in other assets                                                        --                    (1,221)
                                                                        ---------------        ----------------

 Net cash used in investing activities                                       (1,075,031)               (975,865)


 Financing activities:
   Proceeds from borrowings from related parties                                135,000                    --
   Proceeds from other borrowings                                             6,000,000               2,250,000
   Payments and refinancings of principal                                    (6,338,819)             (3,256,108)
   Issuance of common stock                                                     277,265                  17,640
                                                                        ---------------        ----------------

 Net cash provided by (used in) financing activities                             73,446                (988,468)
                                                                        ---------------        ----------------

 Net increase (decrease) in cash and cash equivalents                           953,716              (1,167,764)
 Cash and cash equivalents, beginning of period                               2,527,600               2,529,741
                                                                        ---------------        ----------------

 Cash and cash equivalents, end of period                               $     3,481,316        $      1,361,977
                                                                        ===============        ================


 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995
                                  (UNAUDITED)
1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1995.

2.       LIQUIDITY ISSUES

         On May 25, 1995 The Company entered into an agreement with Lindner Investments and Lindner Dividend Fund, Inc., two mutual funds managed by Ryback & Associates, for a $6 million loan to the Company. The loan is for a term of three years and bears interest at an annual rate of 6.5% per annum and is convertible at any time during the three year term into shares of the Company's common stock at an initial conversion price of $4.00 per share. The loan is secured by a mortgage on the Company's Rosita and Kingsville Dome uranium properties in Texas. In addition, the lender received a three year warrant to purchase 1.5 million shares of the Company's common stock at an initial price of $4.00 per share. The Company is required by the loan documents to seek ratification of the issuance of the common stock upon conversion of the loan and the exercise of the warrants by its shareholders. Failure to receive shareholder ratification constitutes a default under the loan. Part of the proceeds of the loan were used to pay down existing payables and fund the reopening and start-up of uranium production at the Company's Rosita production facilities during the second quarter. The balance of the proceeds will be used to fund the commencement of pre-production activities at the Company's Kingsville Dome facilities in August 1995, towards commencement of full uranium production in January 1996.

         As previously reported, in January 1995, when Oren L. Benton was Chairman of the Company's Board of Directors, Mr. Benton and the then Chief Financial Officer, transferred $1.08 million out of the Company without the authorization of the Company's Board of Directors. The Company recorded the $1.08 million as a loss in the first quarter of 1995, along with a $1.0 million loss associated with a planned joint venture to process uranium with certain companies controlled by Mr. Benton (the "Benton Companies"). In June 1995, the Company recovered $300,000 of the $1.08 million. On July 12, the Company commenced an action in Federal District Court in Denver, Colorado against Professional Bank seeking to recover the remaining $780,000. Professional Bank is a Denver, Colorado bank owned or controlled by Mr. Benton. The Company will continue to actively pursue all remedies to recover all remaining balances.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

         For the quarter ended June 30, 1995, the Company's cash and cash equivalents increased $3,438,000 over the ending balance of the prior quarter. For the six months ending June 30, 1995, the cash and cash equivalents increased $954,000 as compared to a decrease of $1,168,000 for 1994. The Company's uranium operations generated $1,955,000 of cash flow from operations for the six months ending June 30, 1995. Excluding the tax effects of the one time write-off of the losses associated with the Benton Companies and adjusting for the recovery of $300,000 of these losses, the cash flow from operations for the period ending June 30, 1995 would have been $3,381,000 compared to $797,000 for the same period in 1994. The Company had a positive working capital at June 30, 1995, of $1,505,000. This positive working capital includes $1,490,000 in a current note payable to Union Bank of Switzerland (the "UBS Note"). During the second quarter of 1995, the UBS Note was reduced by $5,001,000 and, for the period ending June 30, 1995 the UBS Note has been reduced by $6,249,000. Under the terms of the UBS Note, the Company anticipates that it will within the next four months completely repay the UBS Note. As a result of the payment of the UBS Note from revenues, the Company's only sources of cash flow were from the convertible debt financing and the $300,000 of recovered funds. (See Note 2 - "Liquidity Issues").

         The Company began development activities at its Rosita site during the quarter and commenced production of uranium on June 19, 1995, reaching full production capacity in mid-July. During the period ending June 30, 1995, $621,000 in development expenditures were incurred at Rosita. Capital expenditures for the remainder of 1995 at Rosita are expected to be $1,816,000. Commencing in August, pre-production capital expenditures of $1,600,000 are anticipated to be expended at the Company's Kingsville Dome facilities towards commencing full production starting in January 1996. Additional capital expenditures including land acquisition, land holding and permitting on the Company's extensive reserves at Churchrock, Crownpoint and Vasquez are expected to amount to approximately $511,000 for the balance of 1995, an increase of $128,000 over previous estimates reflecting the Company's decision to complete permitting on the Vasquez property by January 1997 to allow increased flexibility in the Company's production planning. Approximately $402,000 was incurred on these properties during the first half of 1995.

         The Company continues to actively pursue obtaining new long-term sales contracts under the matching provision of the Russian Suspension Agreement.
The Company was very successful in its efforts during the second quarter of 1995. One new contract was executed and approved by the U.S. Department of Commerce (DOC) and three additional new sales contracts are in the very final stages of execution for submittal to DOC. These new contracts represent sales of 1.3 million pounds of uranium over a four year period with revenue to the Company expected to be approximately $16,900,000, unadjusted for inflation clauses in the contracts. These contracts will utilize approximately 98% of its 1995 matched sales quota.

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

Six Months and Three Months Ended June 30, 1995 and 1994

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                           Three Months Ended                   Six Months Ended
                                                                 June 30,                          June 30,
                                                        -------------------------          --------------------------
                                                           1995            1994              1995             1994
                                                        ---------       ---------          ---------        ---------
                                                              (In Thousands)                    (In Thousands)
 Uranium Sales Revenue                                  $   5,239       $   5,799          $   6,490        $   6,711
 Total Pounds Delivered                                     305.4           376.0              371.6            424.8
 Average Sales Price/Pound                              $   17.16       $   15.42          $   17.46        $   15.80
 Pounds Purchased                                              --           225.0                 --            275.0

 Average Cost of Purchased Pounds                              --       $   11.04                 --        $   10.80
 Average Cost of Produced Pounds Sold                   $    3.50       $   13.64          $    3.50        $   13.65
 Average Cost of Purchased Pounds Sold                  $    9.25       $   11.12          $    9.25        $   11.14


         Uranium sales revenues in the second quarter of 1995 decreased by $560,000 reflecting a 71,000 pound decrease in deliveries from 1994 levels ($1,089,000) offset by a $1.75 per pound increase in the average sales price per pound received ($529,000). Through the period ending June 30, 1995, uranium revenue decreased by $221,000 from 1994 levels, again reflecting a decrease in uranium deliveries ($841,000) offset by higher contract prices ($620,000).

    Details of the cost of uranium sales were as follows:


                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                              June 30,
                                                         --------------------------             -------------------------
                                                           1995              1994                 1995             1994
                                                         --------          --------             --------         --------
                                                               (In Thousands)                        (In Thousands)
 Cost of purchased uranium                               $  2,806          $  3,674             $  3,419         $  4,204
 Royalties and brokers' fees                                    1                26                    1               28
 Operating expenses                                           219               654                  465              991
 Provision for restoration and reclamation costs               43                96                   43               98
 Depreciation and depletion of uranium properties              42               308                   83              379
                                                         --------          --------             --------         --------
        Total cost of uranium sales                      $  3,111          $  4,758             $  4,011         $  5,700
                                                         ========          ========             ========         ========

         Uranium deliveries to customers during the first half of 1995 consisted of 369,500 purchased pounds at an average cost per pound of $9.25; $1.89 below the cost of purchased material during the same period in 1994. Operating expenses for the period ending June 30, 1995, of $465,000 were $526,000 less than the same period in 1994. The operating expenses for the period ending June 30, 1994, included $368,000 of costs associated with produced pounds sold during that period. Essentially no produced pounds were sold during the same period in 1995. The remaining $158,000 reflects lower standby costs incurred during the first half of 1995 as compared to 1994, primarily in the area of salaries and other administrative expenses. The provision for depreciation and depletion for the period ending June 30, 1995 of $83,000 is comprised entirely of Rosita and Kingsville Dome depreciation while on standby. The provision for depletion and depreciation of $379,000 for the first half of 1994 was comprised of a $5.70 capital amortization rate per pound for Rosita production sold or $245,000 plus Rosita and Kingsville Dome depreciation while on standby of $135,000.

         For the six month period ending June 30, 1995, general and administrative expenses increased to $1,677,000 from $1,015,000 in 1994. This increase resulted primarily from legal and accounting fees and other non-recurring expenses relating to the Ryback financing and those costs associated with the various actions against the Benton Companies and Professional Bank.

         Loss from operations in the first half of 1995 was $994,000. Eliminating the one time loss on the termination of the proposed joint venture and the loss on the unauthorized transfer to the Benton Companies, (see Note 2
- - Liquidity Issues) earnings from operations would have been $787,000 for the first half of 1995 compared to the $20,000 loss incurred during the first half of 1994.

         Total interest costs during the first half of 1995, decreased by $131,000 when compared to 1994. This decrease from $446,000 in 1994 to $315,000 in 1995 was the result of lower average outstanding debt balance in the current year. Of the total interest costs, $5,000 and $443,000 were capitalized in the 1995 and 1994 periods, respectively.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                 On July 12, 1995, the Company filed a lawsuit in the federal district court in Colorado against Professional Bank, a Colorado chartered bank ("ProBank"). The Company believes that ProBank is owned or controlled by Oren L. Benton, the former Chairman of the Company's Board of Directors. In the action styled Uranium Resources, Inc. v. Professional Bank, the Company alleges that ProBank transferred $1,080,000, without the Company's authorization, from the Company's account at ProBank to the accounts maintained at ProBank of various entities and an individual affiliated with Mr. Benton. The Company has recovered $300,000 of the total and is seeking to recover the balance from ProBank in the lawsuit.

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

                 Uranium Resources, Inc. and its Chairman and Chief Executive Officer, Wallace M. Mays announced that Mr. Mays has resigned his positions with the Company effective July 31, 1995. Mr. Mays is leaving URI to pursue domestic and international uranium mining opportunities. The Company, which commenced production in July and plans to focus on its existing various uranium mining opportunities in South Texas and New Mexico, has retained Mr. Mays' services as a consultant. In accepting the resignation, the Company's Board of Directors extended its thanks to Mr. Mays for his service to URI and wished him well in his future endeavors.

                 The Company announced that Paul K. Willmott, currently a director and the President of the Company will assume the position of Chairman and CEO of the Company. Mr. Willmott has over 35 years of experience in the mining industry including 25 years with Union Carbide Corporation where he was involved in various facets of both the finance and operation of Union Carbide's worldwide mining and metal business, most recently as President of UMETCO Minerals Corporation, the uranium and vanadium mining and milling subsidiary of Union Carbide.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 None

         (b)     Reports on Form 8-K.

                 During the quarter ended June 30, 1995, the Company filed two Current Reports on Form 8-K dated May 25, 1995, reporting information pursuant to Items 1, 2 and 7 of such Form. The Company consummated a $6 million loan from mutual funds managed by Ryback Management Corporation ("Ryback") of Saint Louis, Missouri.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        URANIUM RESOURCES, INC.



Dated:  August 11, 1995                 By:   /s/ Paul K. Willmott
                                           -----------------------------------
                                            Paul K. Willmott,
                                            Chairman, Chief Executive Officer,
                                            President, Director and Principal
                                            Financial and Accounting Officer

                               INDEX TO EXHIBITS


                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT      DESCRIPTION                                                               PAGE
- -------      -----------                                                        -----------------
27           Financial Data Schedule