Form 10-Q
period 1995-09-30
URANIUM RESOURCES INC /DE/
filed 1995-11-13
CIK 839470

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
----                         Exchange Act of 1934

              For the quarterly period ended September 30, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
----                         Exchange Act of 1934

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

                         Yes     X      No
                               -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Title of Each Class of Common Stock         Number of Shares Outstanding
   -----------------------------------         ----------------------------
      Common Stock, $.001 par value           8,145,698 as of November 10, 1995


________________________________________________________________________________

                            URANIUM RESOURCES, INC.
                    1995 THIRD QUARTERLY REPORT ON FORM 10-Q


                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets -
              September 30, 1995 (Unaudited) and
              December 31, 1994                                        3

          Consolidated Statements of Operations -
              Nine Months and Three Months Ended
              September 30, 1995 and 1994 (Unaudited)                  5

          Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1995
              and 1994 (Unaudited)                                     6

          Notes to Consolidated Financial
              Statements - September 30, 1995 (Unaudited)              7

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8


PART II -- OTHER INFORMATION                                          11


SIGNATURES                                                            12

INDEX TO EXHIBITS                                                    E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1995 AND DECEMBER 31, 1994 (NOTE 1)


                                     ASSETS



                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           1995                1994
                                                                     ----------------     ----------------
                                                                       (Unaudited)
 Current Assets:
      Cash and cash equivalents                                      $    1,018,698          $   2,527,600
      Short-term investments:
           Certificate of Deposit, restricted                               706,021                562,211
      Receivables                                                         4,174,932                 52,740
      Uranium inventory                                                   2,809,948              4,031,611
      Materials and supplies inventory                                      169,580                162,417
      Prepaid and other current assets                                      147,991                 96,751
                                                                     --------------          -------------

           Total current assets                                           9,027,170              7,433,330
                                                                     --------------          -------------

 Property, plant and equipment, at cost:
      Uranium properties                                                 55,298,131             53,210,132
      Other property, plant and equipment                                   486,465                461,918
      Less-accumulated depreciation and depletion                       (18,609,660)           (16,345,645)
                                                                     --------------          -------------

           Net property, plant and equipment                             37,174,936             37,326,405

 Other Assets                                                               105,856                 90,491
                                                                     --------------          -------------
                                                                     $   46,307,962          $  44,850,226
                                                                     ==============          =============




 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1995 AND DECEMBER 31, 1994 (NOTE 1)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             1995                 1994
                                                                        ---------------      --------------
                                                                          (Unaudited)
 Current Liabilities:
      Accounts payable                                                   $   2,965,911           $   1,283,265
      Short-term notes                                                         306,958               7,739,225
      Accrued interest payable                                                 177,937                  27,744
      Current portion of long-term debt                                        201,000                  82,000
      Royalties payable                                                        583,085                 509,606
      Current portion of restoration reserve                                   132,000                  90,000
      Other accrued liabilities                                              1,060,434                 246,790
                                                                         -------------           -------------

           Total current liabilities                                         5,427,325               9,978,630
                                                                         -------------           -------------
 Other long-term liabilities and deferred credits                            3,125,785               2,337,624

 Long-term debt, less current portion                                        7,286,507               1,405,507

 Deferred federal income taxes                                               2,686,000               2,910,000

 Shareholders' equity:
      Common stock, $.001 par value, 12,500,000 shares
      authorized; shares issued and outstanding (net of treasury
      shares):  1995 - 8,145,698;  1994 - 7,954,683                              8,298                   8,142

 Paid-in capital                                                            15,498,972              15,040,064

 Retained earnings                                                          12,284,493              13,181,839
                                                                         -------------           -------------
                                                                            27,791,763              28,230,045
 Less: Treasury stock (1995 - 152,500; 1994 - 187,500 shares), at cost          (9,418)                (11,580)
                                                                         -------------           -------------
      Total shareholders' equity                                            27,782,345              28,218,465
                                                                         -------------           -------------
                                                                         $  46,307,962           $  44,850,226
                                                                         =============           =============






 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (NOTE 1)
                                  (UNAUDITED)


                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                          -----------------------------     ---------------------------
                                                               1995            1994             1995            1994
                                                          ------------     ------------     ------------     ----------
Revenues:
    Uranium sales -
        Produced uranium                                  $  1,493,926     $    250,633     $  1,519,186     $  958,569
        Purchased uranium                                    5,039,095        9,459,845       11,503,534     15,462,570
                                                          ------------     ------------     ------------     ----------
              Uranium sales                                  6,533,021        9,710,478       13,022,720     16,421,139

Costs and expenses:
    Cost of uranium sales -
        Direct cost of purchased uranium                     4,350,804        6,202,394        7,769,596     10,406,789
        Royalties                                               72,013            9,605           73,480         37,254
        Operating expenses                                     503,528          425,827          968,648      1,416,851
        Provision for restoration and reclamation costs        129,259          176,867          172,738        274,465
        Depreciation and depletion                             584,520          132,576          667,182        512,106
        Loss on termination of joint venture                   --                --            1,000,953         --
        Loss on transfer to stockholder  (Note 2)              --                --              780,000         --
Corporate expenses -
        General and administrative                             763,985          539,234        2,441,191      1,554,111
        Depreciation                                             7,170            7,469           21,345         23,178
                                                          ------------     ------------     ------------     ----------
            Total costs and expenses                         6,411,279        7,493,972       13,895,133     14,224,754
                                                          ------------     ------------     ------------     ----------
Earnings (loss) from operations                                121,742        2,216,506         (872,413)     2,196,385
Other income (expense):
    Interest expense, net of capitalized interest             (107,809)            (737)        (417,644)        (3,792)
    Interest and other income, net                              39,637           34,989          170,873        142,734
                                                          ------------     ------------     ------------     ----------

Earnings (loss) before federal income taxes                     53,570        2,250,758       (1,119,184)     2,335,327
Federal income tax expense (benefit):
    Current                                                    --                (1,431)          --             (2,072)
    Deferred                                                    11,000          451,000         (224,000)       467,000
                                                          ------------     ------------     ------------     ----------
Net earnings (loss)                                       $     42,570     $  1,801,189     $   (895,184)    $1,870,399
                                                          ============     ============     ============     ==========

Net earnings (loss) per common and common
    equivalent share:
    Primary                                               $       0.00     $       0.26     $      (0.11)    $     0.27
                                                          ============     =============    ============     ==========
    Fully Diluted                                         $       0.00     $       0.25     $      (0.11)    $     0.27
                                                          ============     =============    ============     ==========

Weighted average common shares and common
    equivalent shares for per share data:
    Primary                                                  8,990,263        7,051,557        8,070,807      6,850,442
                                                          ============     ============     ============     ==========
    Fully Diluted                                            9,096,851        7,105,389        8,070,807      6,932,940
                                                          ============     ============     ============     ==========


 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (NOTE 1)
                                  (UNAUDITED)


                                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                                             1995                   1994
                                                                        ---------------        ---------------
 Cash flows from operations:
   Net income (loss)                                                    $      (895,184)       $     1,870,399
   Reconciliation of net income to cash provided by operations-
      Provision for restoration and reclamation costs                           172,738                274,465
      Depreciation and depletion                                                688,527                535,284
      Amortization of other assets                                                   --                119,307
      Provision (credit) for deferred income taxes                             (224,000)               467,000
      Decrease in restoration and reclamation accrual                           (57,737)               (82,610)
      Other non-cash items, net                                                 167,403                323,952
                                                                        ---------------        ---------------
   Cash flow provided by (used in) operations, before changes in
       operating working capital items                                         (148,253)             3,507,797
   Effect of changes in operating working capital items -
      Increase in receivables                                                (4,122,192)            (7,772,236)
      Decrease in inventories                                                 2,915,028              3,506,316
      Increase in prepaid and other current assets                             (196,145)              (126,794)
      Decrease in payables and accrued liabilities                            3,241,587                419,693
                                                                        ---------------        ---------------

 Net cash provided by (used in) operations                                    1,690,025               (465,224)
                                                                        ---------------        ---------------

 Investing activities:
   Increase in investments                                                     (143,810)              (522,716)
   Additions to property, plant and equipment -
      Kingsville Dome                                                          (100,107)               (82,836)
      Rosita                                                                 (1,301,876)              (510,127)
      Churchrock                                                               (334,406)              (656,209)
      Crownpoint                                                               (214,657)              (568,659)
      Other properties                                                         (115,509)               (66,997)
   Increase in other assets                                                     (15,359)                (1,221)
                                                                        ---------------        ---------------

 Net cash used in investing activities                                       (2,225,724)            (2,408,765)
                                                                        ---------------        ---------------
 Financing activities:
   Proceeds from borrowings                                                   6,135,000              3,949,985
   Payments and refinancings of principal                                    (7,567,267)            (3,256,272)
   Issuance of common stock                                                     459,064                112,625
                                                                        ---------------        ---------------

 Net cash provided by (used in) financing activities                           (973,203)               806,338
                                                                        ---------------        ---------------

 Net decrease in cash and cash equivalents                                   (1,508,902)            (2,067,651)
 Cash and cash equivalents, beginning of period                               2,527,600              2,529,741
                                                                        ---------------        ---------------

 Cash and cash equivalents, end of period                               $     1,018,698        $       462,090
                                                                        ===============        ===============


 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1995.


2.       LIQUIDITY ISSUES

         On May 25, 1995 the Company entered into an agreement with Lindner Investments and Lindner Dividend Fund, Inc., two mutual funds managed by Ryback & Associates, for a $6 million loan to the Company. The loan is for a term of three years and bears interest at an annual rate of 6.5% per annum and is convertible at any time during the three year term into 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share. The loan is secured by a mortgage on the Company's Rosita and Kingsville Dome uranium properties in Texas. In addition, the lender received a three year warrant to purchase 1.5 million shares of the Company's common stock at an initial price of $4.00 per share. The Company is required by the loan documents to seek ratification of the issuance of the common stock upon conversion of the loan and the exercise of the warrants by its shareholders. Failure to receive shareholder ratification constitutes a default under the loan. The ratification of this agreement is scheduled for a vote of the shareholders at the Company's annual shareholder meeting to be held in December 1995. Part of the proceeds of the loan were used to pay down existing payables and fund the reopening and start-up of uranium production at the Company's Rosita production facilities during the second quarter. The balance of the proceeds will be used to fund the commencement of pre-production activities at the Company's Kingsville Dome facilities in the fourth quarter of 1995 and early 1996 with full uranium production expected during the first quarter of 1996.

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

                 For the quarter ended September 30, 1995, the Company's cash and cash equivalents decreased $2,463,000 compared to the ending balance of the prior quarter. For the nine months ending September 30, 1995, the cash and cash equivalents decreased $1,509,000 as compared to a decrease of $2,068,000 for 1994. The Company's uranium operations generated $1,690,000 of cash flow from operations for the nine months ending September 30, 1995. Excluding the tax effects of the one time losses associated with the Benton Companies, the cash flow from operations for the nine months ending September 30, 1995 would have been $3,115,000 compared to cash flow used in operations of $465,000 for the same period in 1994. The Company had a positive working capital at September 30, 1995, of $3,600,000. The Company's working capital position improved by $2,095,000 in the third quarter of this year. This improvement in working capital resulted primarily from favorable changes in uranium inventory ($2,108,000), accounts receivable ($4,112,000) and short term debt ($1,228,000)
offset by unfavorable changes in cash ($2,463,000) and short term liabilities ($2,848,000). Included in accounts receivable is approximately $520,000 from sales made during the quarter pursuant to deliveries of Russian uranium under a "matched" sales contract. The $520,000 has been recorded as a deferred credit at September 30, 1995 and will be recognized as earned revenue in the first quarter of 1996 when the Company delivers it's produced uranium to satisfy the remaining delivery obligations under the contract.

                 During the quarter, the note balance due to Union Bank of Switzerland (the "UBS Note") was reduced by $1,268,000, resulting in total year-to-date reductions of $7,517,000. The remaining balance of the UBS Note will be paid on October 31, 1995 and will have resulted in the complete payment of the original $12,500,000 obligation in less than 15 months from its creation.

                 The Company resumed development activities at its Rosita site during the second quarter of this year and commenced production of uranium on June 19, 1995, reaching full production capacity in mid-July. During the nine months ending September 30, 1995, $1,302,000 in development expenditures were incurred at Rosita. Capital expenditures for the remainder of 1995 at Rosita are expected to be approximately $900,000. Commencing in the fourth quarter of this year, pre-production capital expenditures of approximately $1,600,000 are anticipated to be expended at the Company's Kingsville Dome facility towards commencing full production during the first quarter of 1996. Earlier plans to begin production at Kingsville Dome in January, 1996 have been hampered by wet weather creating a delay in the completion of the drilling on the planned leach field. Additional capital expenditures including land acquisition, land holding and permitting on the Company's extensive reserves at Churchrock, Crownpoint and Vasquez are expected to amount to approximately $450,000 for the balance of 1995. Approximately $665,000 was incurred on these properties during the first three quarters of 1995.

                 The Company continues to actively pursue obtaining new long-term sales contracts under the matching provision of the Russian Suspension Agreement. The Company was very successful in its efforts through the third quarter of 1995. Four new contracts were executed and approved by the U.S. Department of Commerce (DOC). These new contracts represent sales of approximately 1.1 million pounds of the Company's uranium production over a four year period with corresponding revenues to the Company expected to be approximately $14,000,000, unadjusted for inflation clauses in the contracts. One additional sales contract is expected to be submitted to the Department of Commerce, which, when approved will utilize approximately 98% of the Company's 1995 matched sales quota.

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

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                 The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                           September 30,
                                                   ------------------------------           -------------------------------
                                                      1995               1994                 1995                 1994
                                                   -----------        -----------           ----------          -----------
                                                           (In thousands)                            (In thousands)
 Uranium sales revenue                             $     6,533        $     9,710           $   13,023          $    16,421
 Total pounds delivered                                  534.7              607.6                906.3              1,032.4
 Average sales price/pound                         $     12.22        $     15.98           $    14.37          $     15.91
 Pounds purchased                                        370.0            1,053.6                370.0              1,328.6
 Average cost of purchased pounds                  $     10.12        $      9.87           $    10.12          $     10.06
 Average cost of produced pounds sold              $     10.61        $     13.45           $    10.46          $     13.60
 Average cost of purchased pounds sold             $      9.97        $     10.50           $     9.64          $     10.75

         Uranium sales in both the third quarter of 1995 and 1994 contained a significant amount of deliveries that were sold at prices which approximated the Company's cost of purchasing the uranium. For the third quarter 1995, deliveries at "cost" represented 220,000 pounds sold under the matching sales provision of the Russian Suspension Agreements. $520,000 under this contract has been recorded as a deferred credit in the third quarter of 1995 and will be realized in the first quarter of 1996 as the Company delivers its produced pounds to satisfy the remaining obligations under the contract. Recognition of this deferred amount during the current quarter would have increased net income for the quarter and the nine months ended September 30, 1995 by $416,000. The third quarter of 1994 included deliveries of 302,000 pounds sold at their approximate cost of $10.64 under agreements related to the restructuring of the Company's bank debt in that period.

         Uranium sales revenues in the third quarter of 1995 decreased by $3,177,000 reflecting a 73,000 pound decrease in deliveries from 1994 levels ($1,165,000) combined with a $3.76 per pound decrease in the average sales price per pound received ($2,012,000). Through the nine months ending September 30, 1995, uranium revenue decreased by $3,398,000 from 1994 levels, again reflecting a decrease in uranium deliveries ($2,006,000) along with lower contract prices ($1,392,000).

    Details of the cost of uranium sales were as follows:

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                     ------------------------         -------------------------
                                                       1995           1994              1995            1994
                                                     ---------      ---------         ---------       ---------
                                                           (In thousands)                  (In thousands)
 Cost of purchased uranium                           $   4,351      $   6,202         $   7,770       $  10,407
 Royalties                                                  72             10                73              37
 Operating expenses                                        503            426               968           1,417
 Provision for restoration and reclamation costs           129            177               173             274
 Depreciation and depletion of uranium properties          585            132               667             512
                                                     ---------      ---------         ---------       ---------
        Total cost of uranium sales                  $   5,640      $   6,947         $   9,651       $  12,647
                                                     =========      =========         =========       =========

         Uranium deliveries to customers during the first three quarters of 1995 consisted of 805,800 purchased pounds at an average cost per pound of $9.64; $1.11 below the cost of purchased material during the same period in 1994. Operating expenses for the nine months ending September 30, 1995, of $968,000 were $449,000 less than the same period in 1994. The operating expenses for the nine months ending September 30, 1995, included $405,000 of costs associated with produced pounds sold during that period compared to $495,000 in the same period in 1994. The remaining $359,000 reflects lower standby costs incurred during the first three quarters of 1995 as compared to 1994, primarily in the area of salaries and other administrative expenses. The provision for depreciation and depletion for the nine months ending September 30, 1995 of $667,000 is comprised of a $5.69 per pound capital amortization rate for Rosita production sold ($573,000) and depreciation while on standby of $94,000. The provision for depletion and depreciation of $512,000 for the first three quarters of 1994 was comprised of a $5.16 capital amortization rate per pound for Rosita production sold ($332,000) plus Rosita and Kingsville Dome depreciation while on standby ($180,000).

         For the nine month period ending September 30, 1995, general and administrative expenses increased to $2,441,000 from $1,554,000 in 1994. This increase resulted primarily from legal and accounting fees and other non-recurring expenses relating to the Ryback financing and those costs associated with the various actions against the Benton Companies and Professional Bank.

         Loss from operations in the first nine months of 1995 was $872,000. Eliminating the one time loss on the termination of the proposed joint venture and the loss on the unauthorized transfer to the Benton Companies, (see Note 2
- Liquidity Issues) earnings from operations would have been $909,000 for the first three quarters of 1995 compared to the $2,196,000 operating profit incurred during the same period in 1994.

         Total interest costs through September 30, 1995, decreased by $259,000 when compared to 1994. This decrease from $685,000 in 1994 to $426,000 in 1995 resulted from lower average outstanding debt balances in the current year. Of the total interest costs, $8,100 and $681,000 were capitalized in the 1995 and 1994 periods, respectively.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         URANIUM RESOURCES, INC. V. PROFESSIONAL BANK

                 As previously reported in the Company's Form 10-Q for the period ending June 30, 1995, on July 12, 1995, the Company filed a lawsuit in the federal district court in Colorado against Professional Bank, a Colorado chartered bank ("ProBank"). The Company believes that ProBank is owned or controlled by Oren L. Benton, the former Chairman of the Company's Board of Directors. In the action styled Uranium Resources, Inc. v. Professional Bank, the Company alleges that ProBank transferred $1,080,000 without the Company's authorization, from the Company's account at ProBank to the accounts maintained at ProBank of various entities and an individual affiliated with Mr. Benton. The Company has recovered $300,000 of the total and is seeking to recover the balance from ProBank in the lawsuit.

         LONGORIA V. URANIUM RESOURCES, INC. ET AL.

                 On August 28, 1995 Manuel T. Longoria, as owner of the ranch containing the site of the Company's Longoria mine near Bruni in Duval County, Texas, brought suit against the Company, URI, Inc., and the Company's Vice President of Operations (the "Defendants") in state district court in Duval County, Texas, asserting claims said to have arisen at various times over the last 18 years. In the action styled Longoria v. Uranium Resources, Inc. et al, cause no. 16264, Longoria claims the Defendants had leased the site knowing that the proposed mining would contaminate the site and that the Defendants had knowingly or negligently conducted mining operations in a manner which contaminated the Longoria property with toxic and hazardous material which present a serious health hazard. The suit asks for remediation of the Longoria property and for unspecified actual and punitive damages.

                 With regard to the claim for remediation, the Company, upon the conclusion of mining at the Longoria site and the nearby sites, began restoration in the manner required by its permits and by state and federal regulations. Such restoration is nearing completion and is awaiting authorization from the state regulatory agency to finalize disposal of the resulting waste materials and access to the property by the landowner to complete its work.

                 The Company has made provisions for the costs of site restoration and does not believe the settlement of this lawsuit will result in damages that are materially different than the costs already recorded in the financial statements.

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 27 Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        URANIUM RESOURCES, INC.



Dated:  November 13, 1995               By: /S/ Paul K. Willmott
                                            ------------------------------------
                                            Paul K. Willmott
                                            Chairman, Chief Executive Officer,
                                            President and Director

Dated:  November 13, 1995               By: /S/ Thomas H. Ehrlich
                                            ------------------------------------
                                            Thomas H. Ehrlich
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
