Form 10-K/A
period 1994-12-31
URANIUM RESOURCES INC /DE/
filed 1996-02-02
CIK 839470

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

         For the fiscal year ended December 31, 1994 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]

         For the transition period from _____________ to ____________

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, $.001 par value per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No     .
                                              -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the Common Stock of the Registrant held by nonaffiliates at March 31, 1995 was approximately $12,986,861.


Number of shares of Common Stock outstanding as of March 24, 1995: 8,049,307 shares.


                   Documents Incorporated by Reference:  None

================================================================================

                            URANIUM RESOURCES, INC.


                          ANNUAL REPORT ON FORM 10-K/A
                                AMENDMENT NO. 2
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                    PART I

    Pursuant to Rule 12b-32 of the Securities Exchange Act of 1934, as amended, information not contained herein is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed on April 17, 1994 and Form 10-K/A filed on September 1, 1995.


ITEM 1.  BUSINESS.   Not amended.


ITEM 2.  PROPERTIES.   Not amended.


ITEM 3.  LEGAL PROCEEDINGS.   Not amended.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   Not amended.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Not amended.


ITEM 6.  SELECTED FINANCIAL DATA.  Not amended.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Not amended.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.   Not amended.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not amended.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.  Not amended.


ITEM 11.  EXECUTIVE COMPENSATION.   Not amended.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Not amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Not amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) (1)      Financial Statements.

             See the Index to Consolidated Financial Statements on page F-1 for a listing of those financial statements filed as part of this
             Annual Report.
(a) (2)      Financial Statement Schedules.

             See the Index to Consolidated Financial Statements on page F-1 for a listing of those financial statements filed as part of this
             Annual Report.
(a) (3)      Exhibits.  Not amended.

(b)          Reports on Form 8-K.  Not amended.

             URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5
Consolidated Statements of Common Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . .   F-6
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-8

         The additional financial data referred to below should be read in conjunction with these financial statements. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto. The individual financial statements of the subsidiaries of the Company have been omitted because all such subsidiaries are included in the consolidated financial statements being filed.


                           ADDITIONAL FINANCIAL DATA


Financial statement schedules for the years ended
December 31, 1994, 1993 and 1992:

       I    -  Condensed financial information of registrant  . . . . . . . . . . .  F-19
       II   -  Valuation and qualifying accounts and reserves   . . . . . . . . . .  F-21

         The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Uranium Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, $2.08 million was transferred from the Company in January, 1995 to the now bankrupt Benton Companies. Management will record a full reserve for the recovery of this amount in the first quarter of 1995, the effect of which is that the Company's equity has been reduced by $2.08 million. The bankruptcy could also cause a review of the transactions entered into by the Company with the Benton Companies that could potentially result in claims against the Company. The Company is unable to assess what adverse consequences, if any, might result from such review. Accordingly, no provisions for any liabilities that might result from such review have been made in the accompanying financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                            ARTHUR ANDERSEN LLP


Denver, Colorado
    April 7, 1995 (except with respect to the convertible debt agreement matter discussed in Note 2, as to which the date is May 25, 1995)

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                          December 31,
                                                                                -------------------------------
                                                                                     1994            1993
                                                                                --------------   --------------
Current assets:
   Cash and cash equivalents (including $2.08 million transferred
       subsequent to yearend 1994 -- Note 2)  . . . . . . . . . . . . . .       $  2,527,600     $  2,529,741
   Short-term investments -
       Treasury bills . . . . . . . . . . . . . . . . . . . . . . . . . .              -               39,368
       Certificate of deposit, restricted -- Note 1 . . . . . . . . . . .            562,211            -
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             52,740          654,050
   Uranium inventory  . . . . . . . . . . . . . . . . . . . . . . . . . .          4,031,611        2,378,520
   Materials and supplies inventory   . . . . . . . . . . . . . . . . . .            162,417          180,756
   Unamortized debt issuance costs  . . . . . . . . . . . . . . . . . . .              -              183,000
   Prepaid and other current assets   . . . . . . . . . . . . . . . . . .             96,751          192,916
                                                                                ------------     ------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . .          7,433,330        6,158,351
                                                                                ------------     ------------

Property, plant and equipment, at cost:
   Uranium properties   . . . . . . . . . . . . . . . . . . . . . . . . .         53,210,132       49,976,992
   Other property, plant and equipment  . . . . . . . . . . . . . . . . .            461,918          461,478
   Less - accumulated depreciation and depletion  . . . . . . . . . . . .        (16,345,645)     (16,018,235)
                                                                                ------------     ------------
          Net property, plant and equipment   . . . . . . . . . . . . . .         37,326,405       34,420,235

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             90,491          267,107
                                                                                ------------     ------------
                                                                                $ 44,850,226     $ 40,845,693
                                                                                ============     ============



 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                          December 31,
                                                                                -------------------------------
                                                                                     1994            1993
                                                                                --------------   --------------
Current liabilities:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,283,265     $  2,518,409
   Short-term notes   . . . . . . . . . . . . . . . . . . . . . . . . . .          7,739,225            -
   Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . .             27,744           99,250
   Current portion of long-term debt  . . . . . . . . . . . . . . . . . .             82,000        5,256,000
   Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . .            509,606          556,678
   Current portion of restoration reserve   . . . . . . . . . . . . . . .             90,000           31,000
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .            246,790          473,568
                                                                                ------------     ------------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . .          9,978,630        8,934,905
                                                                                ------------     ------------
Other long-term liabilities and deferred credits  . . . . . . . . . . . .          2,337,624        3,030,297

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . .          1,405,507        5,987,779

Deferred federal income taxes . . . . . . . . . . . . . . . . . . . . . .          2,910,000        2,610,000

Commitments and contingencies - Note 10 . . . . . . . . . . . . . . . . .

Shareholders' equity:
   Common stock, $.001 par value, 12,500,000 shares authorized;
   shares issued and outstanding (net of treasury shares):
       1994 - 7,954,683; 1993 - 6,640,020 . . . . . . . . . . . . . . . .              8,142            6,828

   Common stock purchase warrants   . . . . . . . . . . . . . . . . . . .              -              349,704

   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,040,064        7,961,217

   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .         13,181,839       11,976,543
                                                                                ------------     ------------
                                                                                  28,230,045       20,294,292
   Less:  Treasury stock (187,500 shares), at cost  . . . . . . . . . . .            (11,580)         (11,580)
                                                                                ------------     ------------
       Total shareholders' equity . . . . . . . . . . . . . . . . . . . .         28,218,465       20,282,712
                                                                                ------------     ------------
                                                                                $ 44,850,226     $ 40,845,693
                                                                                ============     ============



 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                      Year Ended December 31,
                                                                         ---------------------------------------------
                                                                              1994           1993             1992
                                                                         ------------    -----------      ------------
Revenues:
  Uranium sales -
   Produced uranium   . . . . . . . . . . . . . . . . . . . . . . . .         958,569      1,341,219      $ 4,880,964
   Purchased uranium  . . . . . . . . . . . . . . . . . . . . . . . .      16,375,328    S11,880,873       12,943,361
                                                                          -----------    -----------      -----------
         Uranium sales  . . . . . . . . . . . . . . . . . . . . . . .      17,333,897     13,222,092       17,824,325

Costs and expenses:
  Cost of uranium sales -
   Direct cost of purchased uranium   . . . . . . . . . . . . . . . .      10,860,546      7,200,319        6,818,639
   Royalties and brokers' fees  . . . . . . . . . . . . . . . . . . .          37,254         56,664          234,491
   Operating expenses   . . . . . . . . . . . . . . . . . . . . . . .       1,742,669      1,824,756        3,122,475
   Provision for restoration and reclamation costs  . . . . . . . . .         274,465        292,200          367,913
   Depreciation and depletion   . . . . . . . . . . . . . . . . . . .         550,802        842,367        1,790,856
   Writedown of uranium properties and other
         uranium assets . . . . . . . . . . . . . . . . . . . . . . .           -          1,944,645            -
  Loss on acceleration of uranium contract - Note 4 . . . . . . . . .         349,265          -                -
Corporate expenses -
   General and administrative   . . . . . . . . . . . . . . . . . . .       2,146,323      1,866,741        2,243,801
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . .          30,588         36,062           41,542
                                                                          -----------    -----------      -----------
         Total costs and expenses . . . . . . . . . . . . . . . . . .      15,991,912    S14,063,754       14,619,717
                                                                          -----------    -----------      -----------
Earnings (loss) from operations . . . . . . . . . . . . . . . . . . .       1,341,985       (841,662)       3,204,608

Other income (expense):
  Interest expense, net of capitalized interest . . . . . . . . . . .         (41,564)       (22,213)        (499,027)
  Interest and other income, net  . . . . . . . . . . . . . . . . . .         204,803        409,317          104,739
                                                                          -----------    -----------      -----------
Income (loss) before federal income taxes . . . . . . . . . . . . . .       1,505,224       (454,558)       2,810,320

Federal income tax provision (benefit):
  Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (72)       (15,608)         (35,185)
  Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   300,000        (91,000)         443,000
                                                                          -----------    -----------      -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .       1,205,296       (347,950)     $ 2,402,505
                                                                          ===========    ===========      ===========
Net income (loss) per common and common
  equivalent share  . . . . . . . . . . . . . . . . . . . . . . . . .     $      0.17    $     (0.05)     $      0.36
                                                                          ===========    ===========      ===========


 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY




                                                                 Common
                                         Common Stock            Stock
                                         ------------           Purchase       Paid-In       Retained     Treasury
                                     Shares        Amount       Warrants       Capital       Earnings      Stock
                                   ---------     ---------     ----------    -----------    ----------   -----------
Balances, December 31, 1991 . .    6,662,529     $   6,663     $  349,737    $ 7,946,376    $9,927,743   $     -
  Net income  . . . . . . . .            -             -              -             -        2,402,505         -
  Expiration of Rio Algom
     warrants   . . . . . . . . .        -             -              (33)            33          -            -
  Acquisition of Belt Line
     Resources, Inc.  . . . . . .    164,991           165            -           14,808        (5,755)        -
  Treasury shares acquired
     from Belt Line
     Resources, Inc.  . . . . . .   (187,500)          -              -             -             -          (11,580)
                                   ---------    ---------     -----------    -----------    ----------   -----------
Balances, December 31, 1992 . .    6,640,020     $   6,828     $  349,704    $ 7,961,217    12,324,493   $   (11,580)


  Net loss  . . . . . . . . . .          -             -              -             -         (347,950)        -
                                   ---------    ---------     -----------    -----------    ----------   -----------
Balances, December 31, 1993 . .    6,640,020     $   6,828     $  349,704    $ 7,961,217    11,976,543   $   (11,580)


  Net income  . . . . . . . . .          -             -              -             -        1,205,296         -
  Issuance of common stock -
     exercise of employee stock
     options  . . . . . . . . . .     81,781            81            -          240,475           -           -
  Conversion of long-term debt       496,040           496            -        2,355,693           -           -
  Conversion of uranium sales
     contract   . . . . . . . . .    736,842           737            -        3,584,756           -           -
  Expiration of common stock
     purchase warrants  . . . . .        -             -         (349,704)       349,704           -           -
  Waiver of loan fees from
     affiliate  . . . . . . . . .        -             -              -          548,219           -           -
                                   ---------    ---------     -----------    -----------    ----------   -----------
Balances, December 31, 1994 . .    7,954,683    $   8,142     $       -      $15,040,064    13,181,839   $   (11,580)
                                   =========    =========     ===========    ===========    ==========   ===========



 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                           Year Ended December 31,
                                                               ----------------------------------------------
                                                                    1994             1993            1992
                                                               ------------   --------------   --------------
Cash flows from operations:
  Net income (loss) . . . . . . . . . . . . . . . . . .        $  1,205,296   $     (347,950)  $    2,402,505
  Reconciliation of net income to cash provided by operations -
   Provision for restoration and reclamation costs  . .             274,465          292,200          367,913
   Depreciation and depletion   . . . . . . . . . . . .             581,390          878,429        1,832,398
   Loss on acceleration of uranium contract   . . . . .             349,265            -                -
   Writedown of uranium properties and other
     uranium assets   . . . . . . . . . . . . . . . . .               -            1,944,645            -
   Amortization of other assets   . . . . . . . . . . .             119,307          298,405          414,179
   Provision (benefit) for deferred income taxes  . . .             300,000          (91,000)         443,000
   Decrease in restoration and reclamation accrual  . .            (157,374)        (299,188)        (273,400)
   Other non-cash items, net  . . . . . . . . . . . . .             426,950          342,597          348,142
                                                               ------------   --------------   --------------
  Cash flow provided by operations, before changes in
   operating working capital items  . . . . . . . . . .           3,099,299        3,018,138        5,534,737
  Effect of changes in operating working capital items -
   (Increase) decrease in receivables   . . . . . . . .            (313,197)        (501,755)       4,009,256
   Decrease in inventories  . . . . . . . . . . . . . .           3,957,339        2,048,358        1,199,026
   Increase in prepaid and other current assets   . . .            (188,749)        (203,078)        (252,860)
   (Decrease) increase in payables and accrued liabilities       (1,474,311)       1,921,244       (1,304,276)
                                                               ------------   --------------   --------------
Net cash provided by operations . . . . . . . . . . . .           5,080,381        6,282,907        9,185,883
                                                               ------------   --------------   --------------
Investing activities:
  (Increase) decrease in investments  . . . . . . . . .            (522,843)          30,131          330,125
  Additions to property, plant and equipment -
   Kingsville Dome  . . . . . . . . . . . . . . . . . .            (125,219)        (202,289)        (395,838)
   Rosita   . . . . . . . . . . . . . . . . . . . . . .          (1,404,922)        (266,486)        (324,972)
   Churchrock   . . . . . . . . . . . . . . . . . . . .            (883,678)      (1,282,979)        (701,396)
   Crownpoint   . . . . . . . . . . . . . . . . . . . .            (682,785)      (1,143,135)      (1,218,718)
   Other property   . . . . . . . . . . . . . . . . . .             (86,098)        (206,572)        (243,600)
  Acquisition of Belt Line Resources, Inc., net . . . .               -                -               (2,335)
  Increase in other assets  . . . . . . . . . . . . . .              (1,221)        (114,678)        (195,764)
                                                               ------------   --------------   --------------
Net cash used in investing activities . . . . . . . . .          (3,706,766)      (3,186,008)      (2,752,498)
                                                               ------------   --------------   --------------
Financing activities:
  Proceeds from borrowings  . . . . . . . . . . . . . .           2,250,000          700,000        4,625,000
  Payments and refinancings of principal  . . . . . . .          (8,017,047)      (2,974,401)     (10,575,790)
  Issuance of common stock and warrants, net  . . . . .             240,556            -                  (27)
  Proceeds from sale of uranium sales contract  . . . .           4,150,735            -                -
                                                               ------------   --------------   --------------
Net cash used in financing activities . . . . . . . . .          (1,375,756)      (2,274,401)      (5,950,817)
                                                               ------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents  .              (2,141)         822,498          482,568
Cash and cash equivalents, beginning of period  . . . .           2,529,741        1,707,243        1,224,675
                                                               ------------   --------------   --------------
Cash and cash equivalents, end of period  . . . . . . .        $  2,527,600   $    2,529,741   $    1,707,243
                                                               ============   ==============   ==============

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1994





1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND DESCRIPTION OF COMPANY

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Uranium Resources, Inc. ("URI") and its wholly owned subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated in consolidation.

         The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach ("ISL") or solution mining process. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present, the Company owns uranium interests in South Texas and New Mexico. None of these properties was in production at December 31, 1994.

INVENTORIES

         Uranium inventory consists of uranium concentrates (U3O8) on hand and at convertors awaiting delivery to customers and is valued at the lower of cost (first-in, first-out) or market. The cost of produced uranium includes all production costs, and provisions for restoration, depreciation and depletion. Materials and supplies inventory is valued at the lower of average cost or market.

BORROWED URANIUM

         Uranium is occasionally borrowed from other parties to facilitate deliveries under sales contracts. Repayment of the loan is normally made from production or from purchased uranium. The liability for borrowed uranium is recorded at the latest spot price (estimated replacement cost) and the cost is adjusted to the actual amount when repaid.

PROPERTY, PLANT AND EQUIPMENT

  Uranium Properties

         Capitalization of Development Costs - All acquisition, exploration and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Gains or losses are recognized upon the sale of individual property interests. All costs incurred in connection with unsuccessful acquisition efforts, exploration and abandoned interests are charged to expense when known, and properties with significant acquisition or incurred costs are evaluated on a property by property basis. Any impairment of such costs is recognized by providing a valuation allowance (see Note 3 - "Writedown of Abandoned Property"). Total exploration and evaluation costs capitalized in the twelve months ended December 31, 1994, 1993 and 1992 were $75,408, $131,606 and
$232,886, respectively.

         Depreciation and Depletion - In general, depletion of uranium mineral interests and related development costs is computed on a property by property basis using the units-of-production method based on the proved and probable reserves as estimated periodically by the Company's geologists and engineers. Depreciation and depletion is provided on the investment costs, net of salvage value, of the various uranium properties' production plants and related equipment using the estimated production life of the uranium reserves. Other ancillary plant equipment and vehicles are depreciated based upon the estimated useful lives of the assets.

                             UANIUM RESOURCES, INC.

                               DECEMBER 31, 1994


  Other Property

         Other property consists of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation is computed based upon the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Gain or loss on sale or retirement is recorded as income or expense.

  Capitalization of Interest

         The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. Interest capitalized in the twelve months ended December 31, 1994, 1993 and 1992 amounted to $849,661, $1,172,461 and $1,374,741, respectively. Total interest costs in these periods were $891,225, $1,194,674 and $1,873,768, respectively.

RESTORATION AND RECLAMATION COSTS

         Under various federal and state mining laws and regulations, the Company is required to reclaim the surface areas and restore underground water quality to the pre-existing mine area average quality. Accruals for the estimated future cost of restoration and reclamation are made on a per-pound basis as part of production costs, or when it is determined by an engineering study that an adjustment to the accrual is required.

EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. The weighted average number of shares used in the earnings per share calculations were 7,073,000, 6,640,000 and 6,684,000 in 1994, 1993, and 1992,
respectively.

UNAMORTIZED DEBT ISSUANCE COSTS

         Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Additional disclosures of cash flow information follow:

                                                          Twelve months Ended December 31,
                                              ---------------------------------------------------------
                                                  1994                1993                   1992
                                              --------------      ------------          ---------------
Cash paid (refunded) during the period for:
    Interest  . . . . . . . . . . . . . .     $      755,902      $    660,677          $     1,314,377
    Income taxes  . . . . . . . . . . . .            -                  36,392                  (40,114)

         The change in uranium inventory in the Consolidated Statements of Cash Flows during 1994, 1993 and 1992 does not reflect the change in the amounts of the non-cash capitalized restoration and depreciation and depletion provisions included in uranium inventory. Such changes totaled ($389,127), ($607,674) and ($1,266,506), respectively.

                             UANIUM RESOURCES, INC.

                               DECEMBER 31, 1994





         Certain additional non-cash investing and financing activities were entered into during 1994 with Oren L. Benton and entities under his control. As a consequence of these transactions and option agreements with certain of the Company's shareholders, Mr. Benton was in a position to exercise a controlling interest in the Company. Following is a summary of the major non-cash transactions:


         In August 1994, the long-term debt and related interest expense owed to Mr. Oren L. Benton was converted into 496,040 shares of
         common stock (Note 5).                                                   $2,356,189

         In August 1994, Nuexco Exchange, A.G. acquired the Company's
         Note due Citibank, N.A. (Note 5).                                        $6,500,000

         In August 1994, the accrued fee obligations and related
         unamortized debt discount remaining on the Note with Citibank,
         N.A. were waived by Nuexco Exchange, A.G. and have been recorded
         as an increase to paid-in capital (Note 5).                                $548,219

         In August 1994, Nuexco Exchange, A.G. made an additional loan
         to the Company to finance the purchase of uranium inventory (Note 5).    $6,000,000

         In November 1994, the Company acquired from Energy Fuels the
         Scottish Nuclear Contract in exchange for 736,842 shares of common stock and the remaining 1994 balance owed to the Company
         from Energy Fuels for uranium purchased (Note 4).                        $4,500,000

RESTRICTED CASH

         At December 31, 1994, the Company had pledged a certificate of deposit of $562,211 in order to fund letters of credit for ongoing plugging bonds related to the Kingsville Dome and Rosita properties. This cash is not readily available to the Company and thus is not included in cash equivalents.

CONCENTRATIONS OF CREDIT RISK

         The primary customers of the Company are generally major utilities. While there is no geographic limitation to the customer base, the number of customers with which the Company can do business is limited to those utilities that are nuclear power generators. The Company continuously evaluates the creditworthiness of its customers.

2.       LIQUIDITY ISSUES/SUBSEQUENT EVENTS

         During 1994, the Company encountered liquidity problems that resulted in the Company entering into certain transactions with companies controlled by Oren L. Benton (the "Benton Companies") whereby the Benton Companies (a) assisted in the restructuring of the Citibank, N.A. debt (see Note 5), (b) arranged for an additional $6.0 million loan to the Company to purchase uranium inventory to secure the restructured debt, (c) advanced the Company $2,250,000 to make debt payments prior to the restructuring, which advances were subsequently converted to common stock and (d) committed to provide the Company with an additional $7.0 million of capital (see Note 5). As a consequence of the debt restructuring, the Company assigned most of its 1995 cash stream from contracts with utilities for the delivery of uranium, to the lender. The debt payments are equal to the Company's expected revenue from these contracts resulting in almost no proceeds being received by the Company until the fourth quarter of 1995, when the restructured debt is expected to be paid in full.

                             UANIUM RESOURCES, INC.

                               DECEMBER 31, 1994





         Further, during January, 1995, when the Benton Companies held effective control of the common stock of the Company, the Company transferred $1.0 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. The specific Benton Companies which were to be part of the planned joint venture did not receive the transferred funds. Because of the Benton Bankruptcy, the realizability of the Company's $1.0 million investment is doubtful. Shortly thereafter, the then Chairman and CFO of the Company, who were also officers of the Benton Companies, transferred $1.08 million out of the Company without the authorization of the Company's Board of Directors. In February, 1995, the Benton Companies filed for bankruptcy. The transferred funds totaling $2.08 million have not been recovered and there can be no assurance that the Company's efforts to pursue remedies will be successful. The Company will record a full reserve for these transactions in the first quarter of 1995, the effect of which is that the Company's equity has been reduced by $2.08 million.

         The bankruptcy could also cause a review of the transactions entered into by the Company with the Benton Companies that could potentially result in claims against the Company. The Company is unable to assess what adverse consequences, if any, might result from such review.

         Subsequent to yearend, the Company experienced a severe cash shortage and was unable to pay its trade creditors and employees. In addition, none of the Company's properties were in production and therefore were not generating any cash flow. Substantial investment would be required in 1995 to place these properties into production. To meet emergency cash requirements, the Company has borrowed money from an officer and certain current and former members of management subsequent to yearend.

         The Company pursued various options to solve its liquidity problems and discussions regarding alternative financing arrangements are on-going. Any cash generated from these transactions would be utilized to pay existing payables and provide funding to complete the production start-up of the Company's Rosita property.

         On May 25, 1995, the Company entered into a $6 million convertible debt agreement with a third party. The debt bears interest at 6.5% and is convertible into 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share at any time during the three year term. In addition, the Company granted the lenders warrants to purchase an additional
1.5 million shares at an initial price of $4.00 per share. Certain other financial advisors associated with the transaction were granted additional warrants and options to purchase an additional 150,000 shares at an initial exercise price of $4.00 per share. Part of the debt proceeds were used to pay existing payables and provide funding to complete the production start-up of the Company's Rosita property. The balance of the proceeds will be used to fund the commencement of pre-production activities at the Company's Kingsville Dome facilities towards commencement of full uranium production in 1996. The debt is secured by the Rosita and Kingsville Dome properties.

3.       URANIUM PROPERTIES

KINGSVILLE DOME PROPERTY

         In 1981, the Company acquired an exploration property in South Texas, known as Kingsville Dome, from Exxon Corporation. After significant production in 1988-1990, the property was put on a standby basis because of low uranium spot prices and production ceased in September, 1990. Cost of uranium sales in 1994, 1993 and 1992 in the consolidated statements of operations includes $699,804, $666,101 and $649,001, respectively, of Kingsville Dome standby costs. At December 31, 1994 the property contained approximately 3,191,000 pounds of estimated recoverable proved and probable reserves, and the net carrying value of the property was approximately $14,500,000.

                             UANIUM RESOURCES, INC.

                               DECEMBER 31, 1994





ROSITA PROPERTY

         In late 1985, the Company acquired several lease holdings in a uranium prospect ("Rosita") in South Texas. At December 31, 1994, the property contained approximately 2,933,000 pounds of estimated recoverable proved and probable uranium reserves which had been drilled by the previous property owner. Construction and development activities began in the first quarter of 1990 and were completed in September 1990 with production commencing immediately thereafter. The property was put on a standby basis and production ceased in March 1992. Total production for the three months ended March 31, 1992 was approximately 80,000 pounds. Cost of uranium sales at December 31, 1994, 1993 and 1992 in the Consolidated Statements of Operations includes $758,688, $846,031 and $686,558, respectively, of Rosita standby costs. The net carrying value of the property at December 31, 1994 was approximately $8,800,000.

CHURCHROCK PROPERTIES

         In December 1986, the Company executed an agreement to acquire properties in the Churchrock region of New Mexico containing approximately 6,950,000 pounds of estimated recoverable proved and probable uranium reserves. In September 1991, an additional 200 acres of leases were obtained by the Company. These properties were acquired in exchange for a future production royalty payment which, based upon the expected selling price of the uranium production, may vary between 5% and 10%. Preliminary analysis of the drilling data of the Churchrock properties indicates approximately 5,488,000 pounds of estimated recoverable proved and probable reserves. Permitting activities are currently ongoing for the properties. The net carrying value of these properties at December 31, 1994 was approximately $5,844,000.

CROWNPOINT PROPERTY

         In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1994, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. In August, 1993 the Company acquired approximately 959 acres of leases adjoining the Crownpoint properties. Initial interpretation of the drilling data for all the properties acquired in 1988 and 1993 indicate total estimated recoverable proved and probable uranium reserves of approximately 25,396,000 pounds. The net carrying value of these properties at December 31, 1994 was approximately $6,557,000.

WRITEDOWN OF ABANDONED PROPERTY

         In the second and third quarters of 1993, the Company relinquished ownership rights to certain leases in Texas and Wyoming and an option to lease certain property in the Churchrock area of New Mexico. The properties covered by these leases have not been included in the Company's proved or probable uranium reserves and their abandonment did not affect the Company's reserve base estimates. These abandonments resulted in a charge against net earnings of approximately $1,560,000.

4.       CONTRACT COMMITMENTS

SALES CONTRACTS

         The Company has entered into several long-term contract commitments to sell uranium. Such commitments involve total future sales of uranium concentrates of approximately 2,739,000 pounds representing future revenues of approximately $42,974,000 over the various contract periods from January 1, 1995 through 2002. The average current

                             UANIUM RESOURCES, INC.

                               DECEMBER 31, 1994





price of all future contracted deliveries, with escalation calculated through December 31, 1994, is $15.69. All of the contracts contain provisions which provide for escalation of between 80% and 90% of future inflation indices.

         All revenues for the twelve months ended December 31, 1994 were from sales to six customers, five of which represented more than 10% of total revenues. Sales to these five customers totaled $3,847,000, $3,670,000, $3,286,000, $3,214,000 and $2,094,000 during 1994. Revenues for the twelve months ended December 31, 1993 were from sales to seven customers, three of which represented more than 10% of total revenues. Sales to these three customers totaled $4,899,000, $4,310,000 and $1,345,000 during 1993. Revenues for the twelve months ended December 31, 1992 were from sales to six customers, the sales to four of which individually represented more than 10% of total revenues. Sales to these four customers totaled $6,384,000, $4,077,000, $3,509,000 and $2,400,000 during 1992.

PURCHASE CONTRACT COMMITMENTS

         In 1990, the Company entered into a long-term purchase contract to purchase 250,000 pounds per year from 1992 through 1995, at an original base price of $10.50 per pound as of January 1, 1990, escalated at the rate of 50% of the prime rate and 50% of inflation. At December 31, 1994 the escalated contract purchase price is $13.48 per pound. In July 1992, the Company entered into a long-term purchase contract to purchase 200,000 pounds annually from 1993 through 1995. The contract contains spot market pricing considerations and carries a minimum price of $8.00 per pound escalated at a 6% rate and a maximum price of $8.00 per pound escalated at an 18% rate. At December 31, 1994, the escalated contract purchase price is $9.27 per pound.

         In addition, the Company entered into an agreement on August 19, 1994 with Energy Fuels Nuclear, Inc. ("EFN"), an affiliated company of Mr. Benton pursuant to which the Company assigned to EFN its rights under the foregoing uranium purchase agreements. Through December 31, 1994, the Company purchased 150,000 pounds of uranium for $1,791,500 under the two agreements and resold the uranium to EFN for the same price. In a separate transaction, the Company purchased 100,000 pounds of uranium from a third-party supplier and resold the same to another company affiliated with Mr. Benton for $940,000. At December 31, 1994 the average price for the remaining 450,000 pounds under the two agreements was approximately $11.61 per pound.

         On November 18, 1994, the Company was assigned a long-term sales contract ("the Scottish Nuclear Contract") from Energy Fuels, Ltd. ("EFL"), an affiliated company of Mr. Benton, in exchange for 736,842 shares of common stock and the remaining balance due to the Company in the amount of $881,500 plus accrued interest of $33,006 for 1994 purchases of uranium made by EFN and another company affiliated with Mr. Benton. The Scottish Nuclear Contract was valued by the Company and EFL at $4,500,000. The deliveries under the Scottish Nuclear Contract were accelerated to December 1994 with the Company realizing proceeds of $4,151,735 in order to fund the current cash requirements of the Company. The difference from the agreed upon value of the Scottish Nuclear Contract and the proceeds received upon accelerating delivery was recorded as a loss of $349,265 in the accompanying Consolidated Statements of Operations.

5.       LONG-TERM DEBT

CITIBANK CREDIT AGREEMENT

         On May 24, 1990, the Company entered into a Credit Agreement with Citibank, N.A. ("Citibank"). On August 19, 1994, the Citibank debt agreements were restructured as discussed below. The balance at the time of the restructuring was $6,500,000. In connection with the restructuring the Company has received a waiver of accrued fee obligations of $700,000, which was arranged by one of the Benton Companies. The waiver of these fees has been recorded, net of the unamortized debt discount remaining on the Citibank debt (approximately $152,000) as an increase to paid-in capital.

                             UANIUM RESOURCES, INC.

                               DECEMBER 31, 1994





CITIBANK DEBT RESTRUCTURING AND EQUITY CONVERSION

         On August 19, 1994 Nuexco Exchange, A.G., ("NEAG"), a company then owned by Mr. Benton, acquired the note (the "Note") outstanding to Citibank under the Credit Agreement for $6,500,000. To fund this acquisition of the Note due Citibank and for the additional loan to the Company, NEAG borrowed $12,500,000 from Union Bank of Switzerland ("UBS") and made a new loan to the Company of $6,000,000. The $6,000,000 loaned to the Company was used to purchase 648,648 pounds of uranium at $9.25 per pound from EFN. The notes due NEAG ("NEAG Notes") were secured by 599,423 pounds of uranium purchased from EFN and by the contracts between the Company and certain utilities for delivery of uranium. NEAG assigned their notes due from the Company and the security to UBS. NEAG and UBS released all other collateral that had secured the original Citibank Note. The assigned notes bear interest at Citibank prime (8.5% at December 31, 1994) and is payable in installments which coincide with payments the Company expects to receive from its customers under existing contracts.
The balance of the notes was $7,739,225 at December 31, 1994 and is scheduled to be paid in full by October 1995.

         To enable the Company to meet its short-term liquidity requirements while negotiations with Citibank were in progress, Mr. Benton advanced $1,125,000 to the Company in January 1994 and $1,125,000 in April 1994. The advances made to the Company by Mr. Benton accrued interest at Citibank's prime rate plus 3%. Mr. Benton also guaranteed the Company's payment obligations through December 31, 1994 on the Citibank Note. On August 19, 1994 the $2,250,000 in advances together with accrued but unpaid interest of $106,189 were converted into equity by the Company's issuance to Mr. Benton of 496,040 shares of common stock at a valuation of $4.75 per share.

         In August 1994, the Company entered into an agreement with an affiliated company of Mr. Benton ("Benton affiliate") which gave the Company the right, prior to August 18, 1997 to require the Benton affiliate to purchase up to $6,996,750 of common stock at a per share price of $4.75 (1,473,000 shares). The Benton affiliate was granted demand and piggy-back registration rights for such shares. Mr. Benton guaranteed the Benton affiliate's performance of its obligations under this agreement. The issuance of the 736,842 shares to the Benton affiliate in connection with the assignment of the long-term sales contract from EFL (Note 4) was credited against this commitment. The Company does not anticipate that the balance of the shares can be put to the Benton Companies because of the Benton bankruptcy. In addition, the options held by Benton affiliates from certain major shareholders of the Company have also expired.

         The Company and certain companies affiliated with Mr. Benton are also conducting negotiations to form joint ventures involving additional uranium properties held by the Benton Companies in the United States and abroad. Pursuant thereto, and subsequent to yearend the Company has agreed to acquire from the Benton Companies a significant interest in uranium properties in Wyoming and South Dakota in return for the issuance of 360,000 shares of common stock of the Company at a per share price of $6.00. The properties are mineable using in situ mining methods and will be operated by the Company. It is anticipated that a substantial portion of the Company's production from these properties and its existing properties will be eligible for sale under the matched sale program permitting the importation of uranium into the United States approved by the Department of Commerce.

PURCHASE MONEY OBLIGATIONS

         In 1987, the Company acquired certain long-term sales contract delivery rights in exchange for cash plus an assignment of a $3,000,000 future production payment, at $1.00 per pound of production sold from the Kingsville Dome and Rosita projects, starting in 1988. The production payment was recorded as a purchase money obligation at an original calculated present value of $2,379,839 and the remaining balance owed at December 31, 1994 is $1,080,453.

                             UANIUM RESOURCES, INC.

                               DECEMBER 31, 1994





SUMMARY OF LONG-TERM DEBT

                                                                                 At December 31,
                                                                      ------------------------------------
                                                                           1994                  1993
                                                                      --------------        --------------
Long-term debt of the Company consists of:
    Citibank loan facilities  . . . . . . . . . . . . . . . . . .     $        -            $    9,750,000
    Purchase money obligations -
        Sales contract acquisitions   . . . . . . . . . . . . . .          1,080,453             1,080,453
        Crownpoint property (Note 3)  . . . . . . . . . . . . . .            407,054               407,054
    Bank debt . . . . . . . . . . . . . . . . . . . . . . . . . .              -                     4,609
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                     1,663
                                                                      --------------        --------------
                                                                           1,487,507            11,243,779
    Less - Current portion  . . . . . . . . . . . . . . . . . . .             82,000             5,256,000
                                                                      --------------        --------------

          Total long-term debt  . . . . . . . . . . . . . . . . .     $    1,405,507        $    5,987,779
                                                                      ==============        ==============

Maturities of long-term debt are as follows:

For the Twelve Months Ended:                              For the Twelve Months ended:
----------------------------                             -----------------------------
December 31,  1995  . . . . . .    $      82,000         December 31,  1998 . . . . . . . . .   $     282,000
December 31,  1996  . . . . . .          358,000         December 31,  1999
December 31,  1997  . . . . . .          359,000             and beyond . . . . . . . . . . .         407,000


6.       SHAREHOLDERS' EQUITY

COMMON STOCK

Acquisition of Belt Line Resources, Inc.

         In May 1992, the Company issued 164,991 shares of common stock in exchange for all of the common stock of Belt Line Resources, Inc., ("Belt Line"). Belt Line's assets were comprised primarily of 187,500 shares of the Company's common stock, which are recorded on the Company's balance sheet as treasury stock.

Conversion of Notes to Oren L. Benton.

         On August 19, 1994, the long-term debt of $2,250,000 and related interest owed to Oren L. Benton was converted into 496,040 shares of common stock at a price of $4.75 per share as discussed in Note 5.

CONVERSION OF URANIUM SALES CONTRACT

         On November 22, 1994, the Company acquired from EFL a long-term sales contract (Note 4) in exchange for the remaining balance due from EFN and another company affiliated with Mr. Benton for uranium purchased and 736,842 shares of common stock.

                             UANIUM RESOURCES, INC.

                               DECEMBER 31, 1994





WARRANTS

Common Stock Purchase Warrants

         In conjunction with the March 1990 public offering, 301,875 common stock purchase warrants were issued. Each warrant was exercisable through February 26, 1994 to purchase one share of common stock at a price of $5.20 per share. A total of 82,500 common stock purchase warrants had been exercised as of December 31, 1993. The remaining warrants expired in accordance with their terms on February 26, 1994.

Underwriter Warrants

         In connection with the March 1990 public offering, the Company issued to the underwriter, for an aggregate sum of $1,315, Underwriter's Common Stock Purchase Warrants ("Underwriter Warrants"). The Underwriter Warrants are exercisable through March 5, 1994 to purchase 32,886 shares of common stock at a price of $6.60 per share. None of the Underwriter Warrants had been exercised as of December 31, 1993 and they all expired in accordance with their terms on March 5, 1994.

7.       EMPLOYEE STOCK OPTIONS

         Effective November 10, 1987, the shareholders of the Company approved the adoption of a nonqualified stock option plan covering certain officers, directors and other key employees. On January 15, 1992, the Board of Directors approved the amendment and restatement of the existing stock option plan and approved a new Directors' Stock Option Plan for directors who are not employees of the Company. The new directors' plan provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company's annual meeting. Currently there are 65,000 stock options outstanding under the Directors' Stock Option Plan. Also on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the amended plan to officers and employees. All of the previously outstanding options were canceled upon the effectiveness of the new options. On August 10, 1994, the Board of Directors increased the available options under the Employees' Stock Option Plan and the Directors' Stock Option Plan to 850,000 options and 150,000 options, respectively. Additional details about the options granted under the stock option plans are as follows:

                                                                                At December 31, 1994,
                                                            -------------------------------------------------------
                                                              Options
                            Exercise       Options           Available         Options      Options        Options
   Date of Grant             Price         Granted          for Exercise      Exercised     Canceled     Outstanding
   -------------             ------        -------          ------------      ---------     --------     -----------
January 15, 1992             $  2.94       617,248            163,967             81,031     137,250         398,967
May 22, 1992                   $3.00         2,000                500                500         500           1,000
                                           -------            -------             ------     -------         -------
  Balances at December 31, 1992            619,248            164,467             81,531     137,750         399,967

February 26, 1993              $2.50        10,000              2,500                -           -            10,000
May 27, 1993                   $3.50         2,000                250                250         750           1,000
                                           -------            -------             ------     -------         -------
  Balances at December 31, 1993            631,248            167,217             81,781     138,500         410,967

July 11, 1994                  $4.38        20,000                -                  -           -            20,000
August 10, 1994                $4.25       140,000                -                  -        20,000         120,000
December 15, 1994              $5.88         3,000                -                  -           -             3,000
                                           -------            -------             ------     -------         -------
  Balances at December 31, 1994            794,248            167,217             81,781     158,500         553,967
                                           =======            =======             ======     =======         =======

        The exercise price for all the options granted has been the approximate market price of the common stock on the date granted. The terms of the options provide that no options may be exercised for one year after grant, and then for ratable exercise over the subsequent four year period, with a total exercise period of ten years.

                             UANIUM RESOURCES, INC.

                               DECEMBER 31, 1994





8.       FEDERAL INCOME TAXES

         CHANGE IN ACCOUNTING PRINCIPLE-ACCOUNTING FOR INCOME TAXES

         The Financial Accounting Standards Board has issued SFAS #109, which requires, among other things, an asset and liability approach for financial accounting and reporting for income taxes. This asset and liability approach was also required under SFAS #96 which the Company implemented on an early basis in the December 31, 1988 financial statements. As a result of the Company's prior adoption of SFAS #96, the adoption of SFAS #109, effective January 1, 1994, did not have any material impact on the Company's financial statements.

         The deferred federal income tax liability consists of the following:

                                                                              December 31,
                                                               --------------------------------------
                                                                   1994                      1993
                                                               -------------             ------------
         Property development costs - net of amortization      $   8,358,000             $  7,601,000
         Accelerated depreciation                                    114,000                  101,000
         Restoration reserves                                       (866,000)                (827,000)
         Net operating loss carryforwards                         (5,417,000)              (5,317,000)
         Valuation allowance and other - net                         721,000                1,052,000
                                                               -------------             ------------
             Total deferred income tax liability               $   2,910,000             $  2,610,000
                                                               =============             ============

         Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

                                                    For the Twelve Months Ended December 31,
                                   -------------------------------------------------------------------------
                                           1994                       1993                      1992
                                   -----------------------   ----------------------   ----------------------
                                                % of Pretax              % of Pretax              % of Pretax
                                      Amount       Income      Amount      Income        Amount      Income
                                   ------------  ---------   ----------   ---------   -----------  ---------
Pretax income (loss)  . . . .      $  1,505,224              $ (454,558)              $ 2,810,320
                                   ------------   ------     ----------    ------     -----------   ------
Pretax income (loss) times
    statutory tax rate  . . .           512,000     34.0%      (155,000)    (34.0%)       956,000     34.0%
Increases (reductions) in
    taxes resulting from:
      Percentage depletion  .          (512,000)   (34.0%)      155,000      34.0%       (956,000)   (34.0%)
      Alternative minimum tax           299,928     19.9%      (106,608)    (23.5%)       407,815     14.5%
                                   ------------   ------     ----------    ------     -----------   ------

    Income tax expense (benefit)   $    299,928     19.9%    $ (106,608)    (23.5%)   $   407,815     14.5%
                                   ============   ======     ==========    ======     ===========   ======

         The Company's book income for regular federal income tax purposes at December 31, 1994 is entirely sheltered by cumulative percentage depletion and investment tax credit carryforwards. However, under the Alternative Minimum Tax ("AMT") system imposed by the 1986 Tax Reform Act ("the 86 ACT"), these carryforward items may only be utilized on a limited basis resulting in the above tax provisions, which consists entirely of deferred AMT.

         At December 31, 1994, approximately $1,382,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. The Company made income tax payments in 1993 of $36,392 and received a refund of $40,114 in 1992. No tax payments were required in 1994.

         The Company has available for regular federal income tax purposes at December 31, 1994 estimated net operating loss carryforwards of approximately $15,933,000 which expire primarily in 1998 through 2010, if not previously utilized.

                             UANIUM RESOURCES, INC.

                               DECEMBER 31, 1994





At December 31, 1994, the Company had investment tax credit carryforwards of approximately $28,000, after adjusting for the reductions required by the 86 ACT, which expire for regular tax purposes in 1995 through 2000.

9.       OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

                                                                                         December 31,
                                                                              -----------------------------------
                                                                                 1994                   1993
                                                                              -----------           -------------
  Other long-term liabilities and deferred credits on the balance sheet consisted of:
      Reserve for future restoration and reclamation costs,
          net of current portion of $90,000 and $31,000 in
          1994 and 1993 (Note 1)  . . . . . . . . . . . . . . . . . . . . .   $ 2,337,624           $   2,330,297
      Citibank additional loan fee, net of
          current portion of $100,000 in 1993 . . . . . . . . . . . . . . .        -                      700,000
                                                                              -----------           -------------
           Total other long-term liabilities and deferred credits . . . . .   $ 2,337,624           $   3,030,297
                                                                              ===========           =============

10.      COMMITMENTS AND CONTINGENCIES

The Company's mining operations are subject to federal and state regulations for the protection of the environment, including water quality. These laws are constantly changing and generally becoming more restrictive. The ongoing costs of complying with such regulations has not been significant to the Company's annual operating costs. Future mine closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of-production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are in compliance with current environmental regulations.

Cash flow is not substantially impacted by environmental expenditures. Nevertheless, in 1995, the Company expects to have to post and fund a bond with the Texas Natural Resources Conservation Commission to provide for the reclamation of all the Company's permitted projects. The Company expects the bond will approximate its recorded reclamation costs. The Company also expects to continue to make future expenditures to comply with environmental requirements.

The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management does not believe that adverse decisions in any pending or threatened proceedings will have a material adverse effect on the Company's financial condition or results of operations.

                                                                      SCHEDULE I


                            URANIUM RESOURCES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEETS



                                                                                            December 31,
                                                                                   ------------------------------
                                                                                        1994             1993
                                                                                   -------------    -------------
ASSETS
------

Current assets:
       Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .      $      27,406    $      12,902
       Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             37,904           17,673
       Prepaid and other current assets . . . . . . . . . . . . . . . . . . .                ---           96,204
                                                                                   -------------    -------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .             65,310          126,779
                                                                                   -------------    -------------

Property, plant and equipment, at cost:
       Net property, plant and equipment  . . . . . . . . . . . . . . . . . .             18,483           23,604
Investment in subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . .         16,999,145       14,950,962
Intercompany notes receivable . . . . . . . . . . . . . . . . . . . . . . . .          7,991,000        2,206,000
                                                                                   -------------    -------------
       Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  25,073,938    $  17,307,345
                                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     131,778    $      15,818
Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             62,463          136,583
                                                                                   -------------    -------------
          Total current liabilities   . . . . . . . . . . . . . . . . . . . .            194,241          152,401
                                                                                   -------------    -------------

Deferred federal income taxes . . . . . . . . . . . . . . . . . . . . . . . .           (676,000)        (465,000)
Shareholders' equity:
       Common stock, $.001 par value, 12,500,000 shares authorized;
          shares issued and outstanding: 1994 - 7,954,683; 1993 - 6,640,020                8,142            6,828
       Common stock purchase warrants . . . . . . . . . . . . . . . . . . . .                ---          349,704
       Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,365,716        5,286,869
       Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .         13,181,839       11,976,543
                                                                                   -------------    -------------
          Total shareholders' equity  . . . . . . . . . . . . . . . . . . . .         25,555,697       17,619,944
                                                                                   -------------    -------------
                                                                                   $  25,073,938    $  17,307,345
                                                                                   =============    =============

                                                                      SCHEDULE I
                                                                        (CONT'D)
                            URANIUM RESOURCES, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS



                                                                              Year Ended December 31,
                                                                  -----------------------------------------------
                                                                       1994            1993             1992
                                                                  --------------  --------------   --------------
Income:
  Equity in operating income of subsidiaries before
     federal income taxes   . . . . . . . . . . . . . .           $    2,559,183  $      524,275   $    3,870,478
  Interest and other income . . . . . . . . . . . . . .                  166,372         150,997          249,356
                                                                  --------------  --------------   --------------
     Total income   . . . . . . . . . . . . . . . . . .                2,725,555         675,272        4,119,834

Expenses:
  General and administrative  . . . . . . . . . . . . .                1,219,124       1,070,928        1,291,997
  Interest and other expense  . . . . . . . . . . . . .                    1,207          58,902           17,517
                                                                  --------------  --------------   --------------
     Total expenses   . . . . . . . . . . . . . . . . .                1,220,331       1,129,830        1,309,514
                                                                  --------------  --------------   --------------
Earnings (loss) from operations . . . . . . . . . . . .                1,505,224        (454,558)       2,810,320
Federal income tax provision (benefit)  . . . . . . . .                  299,928        (106,608)         407,815
                                                                  --------------  --------------   --------------
Net income (loss) . . . . . . . . . . . . . . . . . . .           $    1,205,296  $     (347,950)  $    2,402,505
                                                                  ==============  ==============   ==============


                            STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                             ---------------------------------------------
                                                                 1994            1993           1992
                                                             ------------    ------------     ------------
Cash flows from operations:
   Net income (loss)  . . . . . . . . . . . . . . . . .      $  1,205,296    $   (347,950)    $  2,402,505
   Reconciliation of net income to cash provided by
     operations:
        Equity in operating income of
          subsidiaries  . . . . . . . . . . . . . . . .        (2,559,183)       (524,275)      (3,870,478)
        Provision for deferred income
          taxes . . . . . . . . . . . . . . . . . . . .           300,000         (91,000)         443,000
        Other non-cash items, net . . . . . . . . . . .           101,325         148,435          127,968
        Changes in operating working capital
          and other items . . . . . . . . . . . . . . .           707,332         794,724          911,495
                                                             ------------    ------------     ------------
Net cash provided by (used in) operations . . . . . . .          (245,230)        (20,066)          14,490
                                                             ------------    ------------     ------------
Investment activities:
Other property  . . . . . . . . . . . . . . . . . . . .               ---             -               (245)
                                                             ------------    ------------     ------------
Net cash provided by (used in) investing activities . .               ---             -               (245)
                                                             ------------    ------------     ------------
Financing activities:
   Issuance of common stock and warrants,net  . . . . .           240,556             -                (27)
   Other    . . . . . . . . . . . . . . . . . . . . . .            19,178             -                -
                                                             ------------    ------------     ------------
Net cash provided by (used in) financing activities . .           259,734             -                (27)
                                                             ------------    ------------     ------------
Net increase (decrease) in cash and cash equivalents  .            14,504         (20,066)          14,218
Cash and cash equivalents, beginning of period  . . . .            12,902          32,968           18,750
                                                             ------------    ------------     ------------
Cash and cash equivalents, end of period  . . . . . . .      $     27,406    $     12,902     $     32,968
                                                             ============    ============     ============

                                                                     SCHEDULE II



                            URANIUM RESOURCES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992






                                                                       ADDITIONS
                                                CHARGED     ------------------------------
                                   BALANCE AT   TO COSTS       CHARGED TO
                                   BEGINNING      AND             OTHER                      BALANCE AT
            DESCRIPTION            OF PERIOD    EXPENSES        ACCOUNTS     DEDUCTIONS(A)   END OF PERIOD
            -----------            ---------    --------    ---------------  -------------   -------------
 Year ended December 31, 1994:
     Accrued restoration costs     $2,361,297   $ 274,465   $(50,764)(b)      $   157,374    $2,427,624(c)

 Year ended December 31, 1993:
     Accrued restoration costs     $2,448,239   $ 292,200   $(79,954)(b)      $   299,188    $2,361,297(c)


 Year ended December 31, 1992:
     Accrued restoration costs     $2,542,955   $ 367,913   $(189,229)(b)     $   273,400    $2,448,239(c)



--------------------

(a)  Deductions represent costs incurred in the restoration process.

(b) Decrease resulted primarily from restoration provision amounts in beginning inventory which were expensed in the current year.

(c) Amounts recorded as current liabilities at December 31, 1994, 1993 and 1992 are $90,000, $31,000, and $73,000 respectively.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 30, 1996

                         URANIUM RESOURCES, INC.


                         By:   /s/  Paul K. Willmott
                            -------------------------------------------
                               Paul K. Willmott, Chairman of the Board,
                               Chief Executive Officer and President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                                     Date
---------                                                     ----
/s/ Paul K. Willmott                                           January 30, 1996
-----------------------------------------------
Paul K. Willmott,
Chairman of the Board, Chief Executive Officer,
President (Principal Executive Officer)


/s/ Leland O. Erdahl                                           January 30, 1996
-----------------------------------------------
Leland O. Erdahl,
Director


/s/ George R. Ireland                                          January 30, 1996
-----------------------------------------------
George R. Ireland,
Director


/s/ James B. Tompkins                                          January 30, 1996
-----------------------------------------------
James B. Tompkins,
Director


/s/ Thomas H. Ehrlich                                          January 30, 1996
-----------------------------------------------
Thomas H. Ehrlich,
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

                                 EXHIBIT INDEX




 EXHIBIT                                                                                  SEQUENTIALLY
 NUMBER        DESCRIPTION                                                                NUMBERED PAGE
 3.1           Certificate of Incorporation of the Company (filed with the Company's
               Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
               1990).*

 3.2           Bylaws of the Company (filed with the Company's Form 10 - General Form for Registration of Securities Pursuant to Section 12(b) or (g) of the
               Securities Exchange Act of 1934 as filed with the Securities and Exchange
               Commission on September 8, 1988).*

 4.1           Renewal Promissory Note in the amount of $6,500,000 dated August 19, 1994 between URI, Inc. as borrower and NUEXCO Exchange AG as lender**

 4.2           Full and Final Release executed as of June 13, 1994 by URI, Inc., Hydro
               Resources, Inc., Citibank, N.A. and the Company**
 4.3           Release Agreement dated August 19, 1994 by and among URI, Inc., Hydro
               Resources, Inc., Concord International Mining and Management Corp.,
               NUEXCO Exchange AG and the Company and UBS**

 4.4           Reimbursement and Collateral Agreement dated as of August 19, 1994 by and between URI, Inc. and Citibank, N.A.**
 4.5           Promissory Note in the amount of $6,000,000 dated August 15, 1994 between
               URI, Inc., Hydro Resources, Inc. and the Company all as the maker and
               NUEXCO Exchange AG as lender**

 4.6           Assignment dated August 19, 1994 between NUEXCO Exchange AG and Union
               Bank of Switzerland**

 4.7           Stock Purchase Agreement dated August 18, 1994 between Oren L. Benton and the Company**
 4.8           Stock Sale Right Agreement dated August 18, 1994 by and between Concord
               International, Oren L. Benton and the Company**

 4.9           Directors Stock Option Plan**
 4.10          Employees' Stock Option Plan**

 10.1          Agreement dated as of July 16, 1992 between Uranerz Exploration and
               Mining Limited, Uranerz U.S.A., Inc., Uranium Resources, Inc. and URI,
               Inc.**(1)

 10.2          Agreement dated July 30, 1990 between Uranerz Exploration and Mining
               Limited, Uranerz U.S.A., Inc., Uranium Resources, Inc. and URI, Inc.
               (filed with Post-Effective Amendment No. 3 to the Company's Form S-1
               Registration Statement as filed with the Securities and Exchange
               Commission on December 7, 1990).*

 EXHIBIT                                                                                  SEQUENTIALLY
 NUMBER        DESCRIPTION                                                                NUMBERED PAGE
 10.3          Contract dated as of November 17, 1987 and amended as of May 29, 1992 by
               Hydro Resources, Inc., a wholly-owned subsidiary of Uranium Resources,
               Inc., and Public Service Company of New Mexico (filed with the Company's
               Form 8 - Amendment to Application or Report as filed with the Securities and Exchange Commission on December 9, 1988).*

 10.4          Contract for the Sale of Uranium Concentrates dated as of April 21, 1987 between Southern California Edison Company and Uranium Resources, Inc.
               (filed with the Company's Form 8 - Amendment to Application or Report as
               filed with the Securities and Exchange Commission on November 7, 1988).*
 10.5          Contract for the Purchase of Natural Uranium Concentrates (U3 O8) dated
               April 5, 1994 between Uranium Resources, Inc., URI, Inc. and Pacific Gas
               & Electric Company**(1)

 10.6          Agreement for the Sale of Uranium Concentrates dated as of August 23,
               1990 between OES Fuel, Incorporated, Uranium Resources, Inc., and URI,
               Inc. (filed with Post-Effective Amendment No. 3 to the Company's Form S-1
               Registration Statement as filed with the Securities and Exchange
               Commission on December 7, 1990) *

 10.7          U3 O8 Sales Agreement dated September 30, 1988 between GPU Nuclear
               Corporation and URI, Inc. guaranteed by Uranium Resources, Inc. (filed with the Company's Form 8 - Amendment to Application or Report as filed with the Securities and Exchange Commission on December 9, 1988)*
 10.8          Uranium Concentrates Sales Agreement effective as of August 25, 1994 by and between Energy Fuels Exploration Company and URI, Inc.**

 10.9          Assignment and Assumption made effective as of August 18, 1994 by and between URI, Inc. and Energy Fuels Nuclear, Inc.**
 10.10         Uranium Concentrates Sales Agreement effective as of August 18, 1994 by and between URI, Inc. and Energy Fuels Nuclear, Inc.**

 10.11         Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-32754) as
               filed with the Securities and Exchange Commission on February 20, 1990).*

 10.12         Agreement for the Purchase and Sale of General Partnership Interest -
               Cheyenne River Partners, L.P. entered into as of November 18, 1994 by and between Energy Fuels, Ltd. and the Company**
 10.13         Joint Production Venture Agreement draft undated between Energy Fuels,
               Ltd. and the Company**

 10.14         Assignment entered into November 18, 1994 by and between Energy Fuels,
               Ltd. and URI, Inc.**
 22.1          Subsidiaries of the Company**

 24.1          Consent of Arthur Andersen LLP**

* Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

**     Previously filed.

(1) Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.