Form 10-K
period 1995-12-31
URANIUM RESOURCES INC /DE/
filed 1996-04-01
CIK 839470

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

         For the fiscal year ended December 31, 1995 or

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
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates at March 21, 1996 was approximately $57,284,440.

Number of shares of Common Stock outstanding as of March 15, 1996: 8,754,777 shares.


                     Documents Incorporated by Reference:

   Document                                                Location in 10-K
   --------                                                ----------------

Proxy Statement for 1996 Annual Meeting of Stockholders        Part III

================================================================================

                            URANIUM RESOURCES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


                               TABLE OF CONTENTS

PART I
         Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                   General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                   Recent Developments -  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                   The ISL Mining Process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                   Regulations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
                   Uranium Prices and Competition . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
                   The Anti-Dumping Suit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
                   Amendment to the Russian Suspension Agreements . . . . . . . . . . . . . . . . . . .  8
                   Uranium Sales Contracts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

         Item 2.   Properties.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                   Company's Total In-Place Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . 10
                   South Texas Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                   New Mexico Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

         Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

         Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . 14

PART II
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . 15

                   Market Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
                   Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
                   Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

         Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                   Capital Resources and Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . . . 17
                   Environmental Aspects  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
                   Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

         Item 8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . 20

         Item 9.   Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

PART III
         Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . 21

         Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

         Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . 21

         Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . 21

PART IV
         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . 22

         SIGNATURES  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

         Index to Consolidated Financial Statements, Auditors' Report, Financial Statements
           and Supplemental Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1 TO F-21

         Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  E-1 to E-2


                            URANIUM RESOURCES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Uranium Resources, Inc. (the "Company") was formed in 1977 and incorporated in the state of Delaware in 1987 to acquire, explore and develop properties for the mining of uranium (hereinafter sometimes referred to as "U3 08") in the United States using the in situ leach mining process ("ISL"). The Company has two developed mining properties - Kingsville Dome and Rosita - both located in South Texas.

    The Kingsville Dome property began production in May 1988, and continued through September 1990, when the Company halted production due to the decline in the spot market price for uranium. The Rosita property began production in October 1990, with the expectation that the production costs at Rosita would be lower than those at Kingsville Dome. The Company continued production at Rosita through March 31, 1992, when the project was placed on stand-by, due to the continued decline in the spot market price for uranium to less than $8 per pound at that time.

    Kingsville Dome was in production for 29 months from May 1988 through September 1990. During that period it produced 1,473,000 pounds of U3 08 at an average cost of approximately $12 per pound. Rosita was in production from October 1990 through March 1992 and during that period produced approximately 1,073,000 pounds of U3 08 at an average cost of approximately $10 per pound. The combined production from Kingsville Dome and Rosita represented approximately 6.6% of the total U.S. uranium production during that period.

    In June 1995 and March 1996, the Company resumed production at Rosita and Kingsville Dome, respectively. At February 29, 1996, the spot market price for uranium was $15.40 per pound. Between June 1995 and December 1995, the Company produced approximately 610,000 pounds of U3 08 from the Rosita facility at an average cost of $10.30 per pound.

    Natural uranium's only current commercial use is as fuel for nuclear powered reactors. Accordingly, the Company's present and potential customers are electric utilities that operate nuclear power plants. The electric utilities purchase uranium from the Company for shipment to conversion facilities. Generally, the Company sells uranium to the utilities under long-term contracts. These contracts generally provide for minimum prices which escalate with inflation. See Item 1. Business - Uranium Sales Contracts. The United States is the world's largest producer of nuclear-generated electricity. There were 109 nuclear units which generated approximately 22% of the country's total electricity in 1994. Currently, there are no new nuclear power plants under construction in the U.S. and accordingly, the number of potential customers in the U.S. is currently fixed.

    At December 31, 1995, the Company had proved in-place uranium reserves totaling approximately 51.4 million pounds (estimated 33.7 million pounds recoverable) and probable in-place uranium reserves totaling approximately 18.0 million pounds (estimated 11.8 million pounds recoverable). These reserves are primarily located at the Kingsville Dome and Rosita properties and at certain undeveloped New Mexico properties. Recovery of the in-place amounts of between 65% and 80% is expected by the Company. See Item 2 - Properties for a description of the Company's properties and reserve information.

    As of February 29, 1996, the Company had 118 employees, including its professional staff consisting of eight geologists, four engineers, two chemists, two landmen and two certified public accountants. The Company's principal executive offices are located at 12750 Merit Drive, Suite 1020, Dallas, Texas 75251 and its telephone number is (214) 387-7777.

    The Company maintains regional offices to support its production, exploration and permitting activities in Corpus Christi, Texas, at the Kingsville Dome site near Kingsville, Texas, at the Rosita plant site near Freer,

Texas and in Crownpoint, New Mexico. The Company has five wholly-owned subsidiaries, URI, Inc., a Delaware corporation, Hydro Resources, Inc., a Delaware corporation, URI Minerals, Inc., a Delaware corporation, Beltline Resources, Inc., a Texas corporation, and Hydro Restoration Corporation, a Delaware corporation. The Kingsville Dome and Rosita properties are owned by URI, Inc., and the undeveloped New Mexico properties are owned by Hydro Resources, Inc. References herein to the Company include the Company and its wholly-owned subsidiaries unless the context otherwise requires.


RECENT DEVELOPMENTS

    From mid-1993 through early 1995, certain shareholders of the Company, including officers and directors of the Company, entered into arrangements with Oren L. Benton which gave him the right to acquire their shares or to control the voting of their shares. Those arrangements gave Mr. Benton, initially, control over 53% of the outstanding Common Stock of the Company. In the first quarter of 1995, all such arrangements between Mr. Benton and such shareholders terminated.

    In 1994 and early 1995, the Company experienced a severe cash shortage. Between January 11, 1995 and January 20, 1995 a total of $2,080,000 cash was transferred from the Company to entities or persons owned, controlled or affiliated with Mr. Benton. These transfers left the Company without funds to pay its creditors and employees and facing a liquidity crisis which could be solved only by raising new capital. In addition to obligations to creditors and employees, the Company needed $4 million for purposes of bringing its Rosita property back into production and making pre-production expenditures at the Company's Kingsville Dome property.

    The report (the "Report") of the Company's independent public accountants (the "Accountants") with respect to the Company's financial statements for the year ended December 31, 1994, in the Form 10-K stated that such financial statements were prepared assuming, that the Company would continue as a going concern. The Report further indicated, however, that as of December 31, 1994, the Company had a net working capital deficit and had assigned most of its 1995 cash flow from supply contracts to one of the Company's creditors, and that such assignment raised substantial doubt as to the Company's ability to generate cash flow and to continue as a going concern. The Report further noted that the transfer of $2.08 million from the Company to entities affiliated with Oren L. Benton further exacerbated the Company's liquidity crisis. For the reasons described below, on January 25, 1996, the Accountants reissued their opinion and removed the going concern modification.

    On May 25, 1995, the Company received $6,000,000 in cash (the "Lindner Loan") through the issuance of 6.5% secured convertible notes in the aggregate principal amounts of $1,500,000 and $4,500,000, initially convertible at $4.00 per share into 375,000 and 1,125,000 shares of Common Stock, to Lindner Investments (on behalf of Lindner Bulwark Fund) ("Bulwark") and Lindner Dividend Fund, Inc. ("Dividend"), respectively. In addition, the Company issued immediately exercisable warrants (the "Lindner Warrants") to purchase 375,000 shares and 1,125,000 shares of the Company's Common Stock at an initial exercise price of $4.00 per share to Lindner Investments (on behalf of Lindner Bulwark Fund) and Dividend, respectively.

    On December 26, 1995, Dividend partially exercised its warrant and purchased 500,000 shares at a purchase price of $4 per share for a total consideration of $2 million.

    The cash obtained from the Lindner Loan and the partial exercise of the warrant has substantially improved the Company's net working capital position and has enabled the Company to put its Rosita property back into production, effective June 1995, and to put its Kingsville Dome property back in production in March 1996. The Company's net working capital position at December 31, 1995 was a positive $4,710,000, an improvement of over $7,255,000 from its net working capital position at December 31, 1994, due primarily to the consummation of the Lindner Loan, the partial exercise of the Lindner warrants, and the resumption of uranium production at the Company's Rosita facility in South Texas in June 1995. The Company expects to utilize the cash flow from sales of uranium produced at the Rosita and Kingsville Dome facilities to fund the Company's short-term liquidity needs. However, there can be no assurance that such cash flow will be sufficient to meet such needs. Accordingly, the Company is continuing to review additional sources of financing and capital to satisfy its future capital requirements.

THE ISL MINING PROCESS

    The ISL mining process, also known as solution mining, differs dramatically from conventional mining techniques. Historically, the majority of U.S. uranium production resulted from either open pit surface mines or underground shaft operations. These conventional mining methods are, in many cases, capital and labor intensive, and U.S. producers that employ such methods generally are not cost competitive with the majority of non-U.S. conventional producers.

    Solution mining was first tested for the production of uranium in the mid-1960's and was first applied to a commercial-scale project in 1975 in South Texas. The solution mining method had become well established in the South Texas uranium district by the late 1970's, where it was employed in connection with approximately twenty commercial projects, including two operated by the Company.

    In the ISL process, groundwater fortified with oxidizing alkaline solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface where it is further processed.

    An ISL project involves several major operational components:

    Ore Body Evaluation. Ore bodies which are currently being mined by the ISL process are associated with groundwater saturated permeable sandstone formations located between 100 and 2,000 feet below the surface. The uranium ore is deposited in a roll front configuration where the condition of the groundwater passing through the permeable deposit changes character from oxidation to reduction. Some important factors in evaluating an ore body for the ISL process are permeability, the thickness of the ore zone, depth, size, grade of ore, shape of the ore body, nature of uranium mineralization, host rock mineralogy, and the hydrology. These factors are important in determining the design of the wellfield, the type and flow of the leaching solution, and the nature of the surface ISL facilities.

    Environmental Considerations and Permitting. The production of uranium is subject to an extensive body of environmental regulations, and to date, the Company's primary environmental costs have been related to obtaining and complying with the numerous permits that must be obtained from federal and state agencies prior to the commencement of uranium mining activities. See Item
1. Business - Regulations below. Environmental considerations include the prevention of groundwater contamination (through proper design of the wellfield and monitoring to prevent the escape of leaching solution into the groundwater outside the mining area) and the treatment and disposal of liquid and/or solid waste materials generated by the ISL process ("by-product material"). Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". The large majority of by-product material that is generated is liquid and generally is disposed of either through deep wells or, after treatment to remove any residual radioactive material, by surface discharge. Any such disposal must be approved by the regulatory agency having jurisdiction over that aspect of the Company's activities. Once mining is completed, the Company is required to reclaim the surface areas and restore underground water quality to the level of quality mandated by applicable regulations. A small amount of solid low-level radioactive by-product material generated by the ISL process is disposed of by delivery to a licensed by-product material site or conventional uranium mill tailings pile. The costs of such solid by-product material disposal activities are insignificant relative to total costs of production and are not a material portion of restoration/reclamation costs. Estimated future costs of reclamation of surface areas, restoration of underground water quality and waste disposal are accrued on a per-pound basis as a part of production costs. See Note 1 - Restoration and Reclamation Costs of "Notes to Consolidated Financial Statements."

    Wellfield Design. The wellfield is the mechanism by which the leaching solution, or lixiviant, is circulated through the ore body. The wellfield consists of a series of injection, production (extraction) and monitoring wells drilled in specified patterns. These patterns will vary primarily with the configuration of the ore and the hydrologic characteristics of each deposit. Determining the wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. Injection and production wells vary in diameter from four to six inches. The wells are cased with polyvinyl chloride (PVC) or fiberglass casings that are cemented in place down to the top of the ore zone. Generally, the wells are drilled down to the bottom of the ore zone (through which the lixiviant must be circulated to achieve production), and the well is completed using wellscreen, with or without gravel packing.

    Lixiviant Chemistry. The lixiviant, consisting of native groundwater fortified with an oxidant and an anionic complexing agent, is introduced via the injection wells to the ore bearing aquifer. The oxidant, gaseous oxygen, changes the uranium valence state to make it amenable to solubility by the lixiviant. The lixiviant (sodium bicarbonate) complexes the original uranium to a soluble ion, uranyl carbonate, and dissolves the uranium as it is circulated through the ore body. The uranium that has been dissolved into solution is then pumped to the surface.

    Uranium Recovery Process. The uranium recovery process consists of a lixiviant circuit, an elution/precipitation circuit and sometimes a drying and packaging process. The lixiviant circuit extracts the uranium from the lixiviant by absorption of the uranium onto resin beads through ion exchange. The lixiviant is then refortified with chemicals and reinjected into the ore body. The uranium is absorbed onto the resin beads. When the resin beads are loaded with uranium, the resin beads are eluted where the uranium is stripped off with a salt water solution and precipitated from that solution to produce slurry. The slurry form is dried and packaged for shipment as U3 O8 powder.

    Wellfield Restoration. Wellfield restoration involves returning the depleted aquifer to a condition consistent with its pre-mining use and removing evidences of surface disturbance. The restoration of the wellfield can be accomplished by flushing the ore zone with native ground water and/or using reverse osmosis to remove ions to provide clean water for reinjection to flush the ore zone.

REGULATIONS

    The production of uranium is subject to a variety of regulations, including extensive federal and state environmental regulations, that have a material effect on the economics of the Company's operations and the timing of project development. In Texas, environmental matters are regulated through the Texas Natural Resources Conservation Commission (the "TNRCC"), which represents a consolidation of the previous Texas Water Commission, Texas Air Control Board and Texas Department of Health, all who had regulations which apply to the Company. For example, air quality is regulated by the TNRCC through its air quality permit regulations, which were adopted in conformity with the federal Clean Air Act, which is administered by the U.S. Environmental Protection Agency (the "EPA"). Groundwater quality is subject to extensive regulation by the TNRCC through its Underground Injection Control ("UIC") program. Base UIC permits are granted for each project which outline basic operating and monitoring provisions to assure groundwater protection during mining and restoration. Additionally, after the mining permits are obtained but before mining can be conducted in individual well fields, the TNRCC issues a production area authorization that sets forth specific operational and monitoring parameters and post-mining restoration requirements. The TNRCC also regulates wastewater disposal at ISL mining projects. The Company generally utilizes disposal wells or surface discharge, both of which require TNRCC permits. All of such regulations were promulgated by the TNRCC in conformity with the UIC provisions of the federal Safe Drinking Water Act, which is also administered by the EPA. The impact on the environment of the radiological characteristics of the mining process are also regulated by the TNRCC, which must issue a license before mining can begin. The TNRCC's radiation protection regulations are issued in conformity with the provisions of the Atomic Energy Act and the Uranium Mill Tailings Reclamation and Control Act, which are administered by the U.S. Nuclear Regulatory Commission (the "NRC").

    Similar permits, authorizations and approvals are required in New Mexico; however, jurisdiction there is shared by the state regulatory agencies and the EPA and the NRC. Additionally, before mining can occur in New Mexico, the Company must obtain and perfect through the New Mexico state engineer's office adequate water rights to accommodate the ISL mining process.

    There can be no assurance that the permits or the allocation of water rights required for any project of the Company will be approved by the relevant governmental agency in the form contemplated by management, or in any other form, or within the time periods necessary to commence timely production. Additionally, regulations and permit requirements are subject to revisions and changes which may materially affect the Company's operations. Any delay or failure in obtaining such permits or water rights could materially adversely affect the business and operations of the Company.

    In addition to the costs and responsibilities associated with obtaining and maintaining permits, and the regulation of production activities, the Company is subject to those environmental laws and regulations applicable to the ownership and operation of real property in general, including but not limited to the potential responsibility for the activities of prior owners and operators.

URANIUM PRICES AND COMPETITION

    The Company's future results will be significantly affected by the price of uranium, which is determined primarily by supply and demand on a worldwide basis, and by the relationship of that price to the Company's costs of production. There are approximately twelve major uranium producing entities which compete with the Company for sales of uranium to a worldwide base of nuclear electric utilities. The Company believes that the operating results demonstrated at the Kingsville Dome and Rosita projects and the detailed analysis of anticipated production costs at its New Mexico properties place the Company's production costs within the lowest quartile worldwide when these properties are operated at or near full production. In comparison, the spot price of uranium during the majority of the time since mid-1989 has been near or below the Company's marginal cost of production at Kingsville Dome and Rosita. However, since the end of 1995, the price of uranium has risen 26% to the current level of $15.40 per pound at February 29, 1996.

    The following table sets forth the average spot price per pound U3 O8 as reported by Trade Tech, LLC, formerly Nuexco Information Services ("NUEXCO"), for the periods indicated.

                 Average Annual Spot Price Per Pound of Uranium

              ==============================================================
              1978              $43.23               1987             $16.78
              --------------------------------------------------------------
              1979              $42.57               1988             $14.55
              --------------------------------------------------------------
              1980              $31.79               1989             $10.00
              --------------------------------------------------------------
              1981              $24.19               1990             $ 9.76
              --------------------------------------------------------------
              1982              $19.90               1991             $ 8.70
              --------------------------------------------------------------
              1983              $22.98               1992             $ 8.53
              --------------------------------------------------------------
              1984              $17.27               1993(1)          $ 9.98
              --------------------------------------------------------------
              1985              $15.60               1994             $ 9.33
              --------------------------------------------------------------
              1986              $17.00               1995             $11.46
              ==============================================================

    (1) All prices beginning in 1993 represent the nonrestricted origin U3 O8 deliveries available to U.S. utilities. Nuexco began reporting a two-tier price structure soon after the United States and certain republics of the former Soviet Union agreed to import restrictions on uranium produced in the Commonwealth of Independent States (the republics of the former Soviet Union) ("CIS"). The foregoing prices reflect those prices available to U.S. utility consumers.

    The spot price fluctuated in 1994 between $9.05 and $9.60 per pound and in 1995 it fluctuated between $9.65 and $12.20 per pound. At February 29, 1996, the spot price was $15.40. The following table shows U.S. and western world production and consumption and year-end western world inventory levels for the years presented.

                     PRODUCTION AND CONSUMPTION OF U3 O8(1)
                           (Western World Countries)

======================================================================================================================
                                                                                                        YEAR END
                                                                  TOTAL WESTERN    TOTAL WESTERN         WESTERN
                                   TOTAL U.S.       TOTAL U.S.        WORLD            WORLD              WORLD
  YEAR                             PRODUCTION      CONSUMPTION      PRODUCTION      CONSUMPTION        INVENTORY(2)
- ----------------------------------------------------------------------------------------------------------------------
                                                      (ALL AMOUNTS ARE MILLION POUNDS OF U3 08)
                                                   ---------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
  1979                                 37.5             21.1           99.6             48.2                 280.1
- ----------------------------------------------------------------------------------------------------------------------
  1980                                 43.7             20.7          114.9             42.3                 352.7
- ----------------------------------------------------------------------------------------------------------------------
  1981                                 38.5             20.6          114.8             58.3                 409.2
- ----------------------------------------------------------------------------------------------------------------------
  1982                                 26.9             20.9          107.7             71.7                 445.2
- ----------------------------------------------------------------------------------------------------------------------
  1983                                 21.2             30.5           95.9             80.0                 461.1
- ----------------------------------------------------------------------------------------------------------------------
  1984                                 14.9             28.3          101.0             79.1                 483.0
- ----------------------------------------------------------------------------------------------------------------------
  1985                                 11.3             34.0           90.6             88.6                 485.0
- ----------------------------------------------------------------------------------------------------------------------
  1986                                 13.9             32.3           97.3             93.6                 488.7
- ----------------------------------------------------------------------------------------------------------------------
  1987                                 12.4             37.9           95.4            107.4                 476.7
- ----------------------------------------------------------------------------------------------------------------------
  1988                                 13.3             39.3           96.8            108.6                 464.9
- ----------------------------------------------------------------------------------------------------------------------
  1989                                 13.5             40.2           89.6            120.3                 434.2
- ----------------------------------------------------------------------------------------------------------------------
  1990                                 10.2             41.0           74.5            121.8                 386.9
- ----------------------------------------------------------------------------------------------------------------------
  1991                                  7.9             42.0           68.2            126.4                 328.7
- ----------------------------------------------------------------------------------------------------------------------
  1992                                  5.1             45.5           61.1            124.0                 265.8
- ----------------------------------------------------------------------------------------------------------------------
  1993                                  3.0             47.0           57.7            128.7                 194.8
- ----------------------------------------------------------------------------------------------------------------------
  1994                                  3.4             39.0           58.3            131.5                 121.6
- ----------------------------------------------------------------------------------------------------------------------
  1995 (estimate)                       5.9             47.1           66.0            133.3                  54.3
======================================================================================================================

(1) Sources: Various industry studies and reports.
(2) Does not reflect the estimated exports to the western world from the former eastern bloc countries and China (as discussed below) of an approximate cumulative 85-100 million pounds since 1989.

    The above table demonstrates the declining production and increasing consumption of uranium over recent years, on both a U.S. and western world basis. Inventory levels in the western world and the United States have declined significantly in recent years. Western world inventory levels peaked at 8.3 years of consumption at the end of 1980 and since then have declined to less than two years of consumption currently. Estimates of future production and consumption indicate that annual consumption on a western world and U.S. basis during 1996-2000 will average approximately 133 million and 45 million pounds, respectively.

THE ANTI-DUMPING SUIT

    On November 8, 1991, an ad hoc committee of U.S. uranium producers, including the Company, and the Oil, Chemical and Atomic Workers Union filed an anti-dumping petition with the International Trade Commission (the "ITC") against the Soviet Union and each of its republics alleging that voluminous imports of Soviet uranium were being "dumped" into the U.S. market at prices significantly below fair value. In December 1991, the ITC commissioners made a preliminary decision that material injury to the domestic uranium industry may have occurred and forwarded the matter to the International Trade Administration of the Department of Commerce.

    On May 29, 1992, the Department of Commerce (the "DOC") ruled that imports of uranium from six of the twelve republics that comprised the former Soviet Union were sold in the United States at less than fair market value. The dumping margin for uranium exported from these republics was set at 115.82 percent.

    Effective October 16, 1992, the DOC announced that it had signed suspension agreements with all six of the CIS republics against which the May 1992 decision had been rendered. The agreements limited imports for eight years and provided for an additional two years of monitoring. The agreements established quantitative restraint agreements with three separate quota mechanisms related to (1) Market Price Quotas, (2) Highly Enriched Uranium ("HEU") Quotas, and (3) Existing Long-Term Contract Quotas.

    (1) MARKET PRICE QUOTA: The agreements limit the volume of imports to the U.S., based on the U.S. market price for uranium for the previous six months. Imports from the six republics are prohibited if the market price is below $13 per pound. At $13 per pound, a total of 2.9 million pounds annually from all six republics is allowed. As the price rises, the quotas increase proportionally and quantities are unlimited above $21 per pound. The Market Price Quota is as follows:


                       PRICE                         ANNUAL QUOTA LEVELS
                    ($/LB. U3 O8)             MILLION LBS. U3 O8 EQUIVALENT
                    -------------             ------------------------------
                        $13                                     2.9
                        $14                                     3.5
                        $15                                     4.3
                        $16                                     5.5
                        $17                                     7.7
                        $18                                     11.0
                        $19                                     12.7
                        $20                                     15.8
                     $21 and up                                 Unlimited

    (2) HEU QUOTA: HEU is included within the agreement but may enter outside of the above market price quota limitations if imported by the U.S. Department of Energy ("DOE") or its successor, The United States Enrichment Corp. ("USEC"), in a market neutral (i.e., no adverse market affect) manner. Subsequently, the DOE and the USEC entered into negotiations with Russia to acquire up to 500 MTS of HEU to be sourced primarily from the dismantlement of Soviet nuclear weapons. The full quantity of HEU under the agreement is scheduled to be delivered over a 20 year period beginning in 1994, subject to annual pricing negotiations and the availability of the HEU in a blended-down, acceptable commercial form of low enriched uranium product. At the end of 1995, approximately six metric tons of HEU (containing approximately 4.5 million pounds of uranium) had been received in the U.S., with an additional 12 metric tons of HEU scheduled to be received during 1996. Provisions in the suspension agreement are intended to ensure that the contained-feed material in the blended-down HEU will not have an adverse impact on the U.S. uranium market.

             New legislation pending passage in Congress, sets forth the manner in which the Russian HEU (as well as U.S. government inventories) material is to enter the market place. The Company strongly supports this legislation.

    (3) EXISTING LONG-TERM CONTRACT QUOTA: Certain long-term contracts executed prior to March 5, 1992, with U.S. utilities or Western suppliers for redelivery to U.S. utilities are "grandfathered" under the suspension agreements. The DOC has reviewed and approved only specific contracts for this purpose and will continue to monitor them throughout their duration to ensure that the market is not adversely impacted by these "grandfathered" imports. The DOC has announced that total CIS imports under these long-term contracts will not exceed five million pounds in any year.

    The agreements include rigorous anti-circumvention provisions intended to identify all swaps, loans and other types of displacement. Any CIS uranium processed (exclusive of the enrichment process) in another country retains its CIS origin and any other origin which is enriched in the CIS is considered of CIS origin.

    In the first quarter of 1993 Tajikistan and Ukraine, two of the six CIS republics that signed the suspension agreements requested termination of their participation in the agreements. Under the original market price quotas of the agreements Tajikistan did not receive any import quotas and Ukraine was allotted an import quota of 400,000 pounds per year at the $13 per pound price level.

    On August 6, 1993 the ITC determined that the U.S. uranium industry had been injured by imports of uranium (other than HEU) from Ukraine and had not been injured by imports from Tajikistan. The final determination ensures that all imports of non-HEU uranium from Ukraine would be subject to a dumping margin of 129.29 percent and that there would be no import duties or quotas applicable to any Tajikistan uranium products. Tajikistan represented to the ITC that it had not shipped any Tajikistan origin uranium to the United States and is ceasing all uranium operations. The ITC's determination on Tajikistan and Ukraine had no impact on the suspension agreements with the four major uranium producing republics of the CIS, other than to ensure that no unfairly traded Ukrainian uranium will interfere with the market recovery from unfair trading sought by these agreements.

AMENDMENT TO THE RUSSIAN SUSPENSION AGREEMENTS

    On March 11, 1994, the U.S. Department of Commerce and the Russian Federation signed an agreement which amended certain aspects of the Russian Suspension Agreement (the "Amendment").

    Under the Amendment, Russian uranium and SWU (Separative Work Units) may be imported to the U.S. if such imports are matched with newly mined U.S. origin uranium and newly produced SWU, respectively, for delivery to and consumption by U.S. utility end-users. The Amendment spans a ten-year period from April 1, 1994 to March 31, 2004 and contains annual import quotas as noted in the following chart:

                              IMPORT          NATURAL URANIUM
                               YEAR             (LBS U3 O8)           SWU
                               ----           ---------------         ---
                               1994*            6,613,860           2,000,000
                               1995*            6,613,860           2,000,000
                               1996             1,930,000              n/a
                               1997             2,710,000              n/a
                               1998             3,600,000              n/a
                               1999             4,040,000              n/a
                               2000             4,230,000              n/a
                               2001             4,040,000              n/a
                               2002             4,890,000              n/a
                               2003             4,300,000              n/a

_____________________________________

         *The quota volume in these years apply to sales. Deliveries pursuant to these contracts may be delivered in subsequent years.

    To qualify for importation, each sale to the end-user must be comprised 50% of Russian uranium (or SWU) exported from the Russian Federation and 50% of newly mined or produced U.S. uranium (or SWU). The importation of the Russian material and the mining/production of the U.S. material must take place after the effective date of the Amendment. The end-user will pay a combined price (unit price) for each qualifying delivery provided that the price received by the U.S. producer is higher than the unit price. All sales must be to U.S. utilities and the contracts must be finalized after April 1994.

    The intent of the Amendment is to position U.S. producers in a more competitive posture, while providing the Russia Federation a controlled but significant access to the U.S. marketplace. All other provisions, including the anti-circumvention and reporting requirement measures remain in place per the suspension agreement of October 16, 1992.

    The suspension agreement with Kazakhstan was amended effective March 27, 1995 to lower the minimum price for initial import quantities to the U.S. from $13.00 to $12.00 per pound of U3 O8 in exchange for stopping "bypass" sales (sales of uranium from Kazakhstan that is enriched outside the U.S. and Russia and imported without quota restrictions). At prices between $12.00 and $13.99 per pound of U3 O8, 1 million pounds annually is allowed, one-half of which can be imported during a six month period pending the DOC price determination equal to or greater than a threshold of $12.00 per pound. On October 1, 1995, the DOC published a weighted average market price (includes spot and long term prices on reported, concluded transactions during the prior 6-month period) of $12.25 per pound.

    The suspension agreement with Uzbekistan was amended effective October 13, 1995. This amendment permits deliveries of up to 940,000 pounds per year in 1995 and 1996, provided the DOC determined price is at or above $12.00 per pound. After this, the quota will be based on U.S. mine production. As U.S. production increases, imports of uranium from Uzbekistan may increase. As under the Kazakhstan agreement "bypass" sales of Uzbekistan U3 O8 are no longer allowed.

URANIUM SALES CONTRACTS

    As of December 31, 1995, the Company had long-term contracts for approximately $37,824,000 of future sales for deliveries through 2002, as compared with contracts for approximately $42,974,000 as of December 31, 1994. These future contracted sales at December 31, 1995 do not include the revenue related to the sale of Russian uranium under the Amendment. Such sales are essentially made at prices which approximate their cost to the Company and their sale will not have a significant impact on the Company's future profitability. These amounts are calculated based upon contract prices that have been escalated, in accordance with the terms of the contracts, through December 31, 1995 and December 31, 1994, respectively. All of the Company's long-term contract prices will be escalated further for between 80% and 100% of future inflation. Using an assumption of 2.5% inflation rate through 2002, the total revenue from these contracts as of December 31, 1995 would increase to approximately $40,040,000. Certain of the contract prices also increase to higher levels if spot prices increase above the contracts' escalated floor prices.

    The following table provides detailed information concerning the Company's sales contracts from 1996 through 2002 (excluding the delivery of Russian uranium under the Amendment) on the basis of prices as escalated through December 31, 1995:

                                                                                   1999
                                                                                    TO
                                                 1996        1997      1998        2002        TOTAL
                                                 ----        ----      -----       -----       -----
Number of customers to be delivered to                 6          5          4          1        N/A
Total deliveries under long-term contracts
        (thousands of pounds)                        667        794        484        600      2,545
Total sales in $ (in thousands)                 $ 10,628   $ 11,778      6,838     $8,580   $ 37,824
Average minimum sales price per pound           $  15.93   $  14.83     $14.13     $14.30   $  14.86

- ---------------------------------------------------------

    For deliveries in periods subsequent to 1996 as presented above, certain buyers have the option to adjust deliveries by 20%. In general, except for the options of the buyers to decrease deliveries by a specified percentage, and except for force majeure events, the buyers either must take delivery and pay for the entire amount contracted for or, if delivery is refused on any portion of the contract, pay to the Company the difference between the minimum contract price and the amount received by the Company upon the sale of the uranium to a third party. Certain of the contracts also provide the buyer with options to renew beyond the periods reflected in the table.

    Should any of the Company's customers be unable to perform its obligations to purchase and pay for the uranium it has contracted to buy because of force majeure or otherwise, this could have a material adverse effect on the Company's results of operations if the Company would not be able to sell such material under another long-term contract or in a spot market sale. In the course of its normal uranium marketing activities, the Company will attempt to enter into additional new contracts which would have the effect of significantly reducing each individual customer's percentages of total contracted sales.

    Two of the Company's customers under the long-term contracts (Ohio Edison Company and GPU Nuclear Corporation) individually represented more than 10% of revenues in 1995.

    As of December 31, 1995, the Company had two outstanding long-term purchase contract commitments totaling 400,000 pounds for 1996 through 1998. These purchase contracts have an escalation factor related to future inflation changes.

ITEM 2.  PROPERTIES.

    The Company, through its wholly-owned subsidiaries, owns eight uranium properties in Texas and New Mexico. Its four primary properties, in terms of value and current and future anticipated production, are Kingsville Dome and Rosita in Texas and Churchrock and Crownpoint in New Mexico. The Rosita property resumed uranium production in June 1995 and Kingsville Dome is currently undergoing a capital expenditure program which resulted in commencement of production at this facility in March 1996. The combined production capacity at those two sites exceeds 2 million pounds per year. Production in 1996 from Rosita and Kingsville Dome is expected to approach 1.7 million pounds. The New Mexico properties are within one to two years of completion of the permitting process and obtaining perfected water rights, at which time property development is projected to commence. See Item 1. Business
- - Regulations.

COMPANY'S TOTAL IN-PLACE RESERVES

    The Company's proved and probable in-place reserves are located primarily at its Kingsville Dome, Rosita and New Mexico projects. The table below shows the Company's interests in the proved and probable reserves at each property as of December 31, 1995, as calculated by the Company's geologists and engineers. The amounts shown are the 100% in-place values (of which recovery of between 65% and 80% is expected by the Company, depending upon geologic characteristics and the overall economics of the projects in comparison to selling prices) and the minimum recoverable amounts using a 65% recovery factor, except as to the reserves at Rosita as to which the Company estimates 75% - 80% recovery factor. The Company believes that the following reserves are economic at current market prices.

                                                                                   Estimated
                                                      In-Place Reserves at         Recoverable
                                                       December 31, 1995            Reserves
                                                 ------------------------------   at December 31,
                                                     Proved         Probable         1995(1)
                                                     -------        --------         -------
                                                   (Amounts in thousands of pounds of U3 08)
Texas Properties
   Kingsville Dome                                   1,534            3,375            3,191
   Rosita                                            2,530             --              1,992
   Vasquez                                           2,289            1,452            2,432
New Mexico Properties
   Churchrock
      Section 8                                      6,529             --              4,244
      Section 17 (Old Churchrock)                    3,451            4,992            5,488
      Mancos                                         4,163             --              2,706
   Crownpoint                                       30,870            8,201           25,396
                                                   -------          -------          -------
               TOTALS                               51,366           18,020           45,449
                                                   =======          =======          =======

- ----------------------------------
(1) Based upon 65% of proved and probable in-place reserves except as noted above for Rosita.

    The foregoing table does not include approximately 27.0 million pounds of proved and probable in-place reserves (estimated 17.6 million pounds recoverable) contained on acreage adjoining the Crownpoint property for which the Company executed leases with the landowners in 1992. These leases are subject to approval by the U.S. Bureau of Indian Affairs (the "BIA"), with such approval expected in 1996. See Item 2. Properties - New Mexico Properties - Crownpoint.

    The Company's only two developed properties are Kingsville Dome and Rosita. Development of other properties in Texas and New Mexico will require material capital expenditures. The Company is continuing permitting and licensing activities on these properties and has development plans as described below.

    In addition, uranium mineralization at certain of the Company's properties is not included in the above reserves because the costs to develop those properties would cause the projects' resource base to be non-economic at the prices that currently can be obtained under long-term contracts. The Company estimates that virtually all of this mineralization would become economic and therefore be considered as reserves at uranium selling prices of between $18.00 and $20.00 per pound. Accordingly, substantial price increases will be necessary before this mineralization could be included in the Company's reserve base.

    Definitions for the reserve categories are as follows:

             PROVED: Any material where (a) tonnage is computed from dimensions revealed in outcrops, trenches, underground workings or drill holes, (b) grade is computed from results of adequate sampling, (c) the sites available for inspection, the measurement of the material and the sampling of the material are so well spaced and the geological character so well defined that size, shape and mineral content of the material are established, and (d) the computed tonnage and grade of the material are judged to be accurate within stated limits.

             PROBABLE: Any material where (a) the tonnage and grade are computed partly from specific measurement or sample data or both and partly from projections for a reasonable distance on geological evidence and (b) the site available for inspection, the measurement of the material and the sampling of the material are too widely or inappropriately spaced to outline the material completely or to establish its grade thoroughly.

SOUTH TEXAS PROPERTIES

    Kingsville Dome. The Kingsville Dome property, consisting of 3,807 net acres, is located in central Kleberg County on Farm Road 1118, 45 miles southwest of Corpus Christi. Several of the Kingsville Dome leases were acquired in 1981 from Exxon Corporation. During the period from 1981 through 1983, an exploration program was completed which proved sufficient uranium reserves to assure the economic commercial viability of the project and established a high probability of significant reserve potential. The property contained approximately 4.9 million pounds of proved and probable in-place reserves at December 31, 1995 (estimated 3.2 million pounds recoverable). The leases covering these reserves provide for a 6.25% royalty to landowners based upon uranium sales.

    Plant construction and wellfield development on the project began in September 1987 and was completed in April 1988. The Company commenced production from the initial production area at Kingsville Dome in May 1988. Licensing and permitting hearings for a permit area extension have been completed and all the necessary permits were issued in 1995. Total capital costs for the plant and the initial wellfield to bring the property to the production stage were $5,900,000 and $3,400,000, respectively. Production in the first full year of operation was approximately 1,100,000 pounds of uranium. In May 1989, due to the continuing decline in the spot price of uranium, the Company decided to defer development of the next wellfield which would have gone into production in the fourth quarter of 1989. Thus, the level of production at Kingsville Dome decreased gradually from approximately 73,000 pounds per month in May 1989 as the existing wellfields were depleted and the plant was shut-in in September 1990. Wellfield development activities at Kingsville Dome resumed in December, 1995 which lead to the commencement of uranium production in March 1996. Annualized production levels at Kingsville Dome are approximately 1 million pounds and output in 1996 is expected to top 700,000 pounds.

    Rosita. The Rosita property, consisting of 3,577 net acres, is located in northeastern Duval County, one mile from State Highway 44, 60 miles west of Corpus Christi. The Company acquired the leases in late 1985, and such leases provide for a 6.25% royalty to landowners based upon uranium sales.

    The Company began plant construction and development of the initial wellfield in the first quarter of 1990 and brought the Rosita property into production in October 1990. Approximately $9,000,000 was incurred to bring the Rosita property to the production stage. Total production from Rosita for the eighteen months through March 31, 1992 was approximately 1,073,000 pounds. In March 1992, due to low spot prices, the Company decided to halt production and place the facility on standby as was done with Kingsville Dome in 1989. Development and production activity resumed at Rosita in 1995. The facility commenced uranium production in June, 1995 and from that date through year-end 1995 achieved output of approximately 610,000 pounds. At December 31, 1995, the property contained approximately 2.5 million pounds of proved and probable in-place reserves (estimated at 2.0 million pounds recoverable).

    The Company is obligated to pay a carved-out production payment royalty of $1.00 per pound on the first 3 million pounds of uranium produced and sold from either Kingsville Dome or Rosita, of which a total of approximately $1,909,000 had been paid as of December 31, 1995

    Vasquez. The Vasquez property, consisting of 842 net acres in two leases, is located in southwestern Duval County less than one mile from State Highway
359.  The property contains proved and probable in-place uranium reserves of
3.7 million pounds (estimated 2.4 million pounds recoverable). Lease royalties on the two leases are 6.25%. In 1988, the Company conducted preliminary environmental surveys to be included in the regional environmental assessment required for the Texas Department of Health licensing, collected baseline environmental data and conducted a core leach test to demonstrate leachability and establish restoration characteristics. The permit applications were completed and submitted to the various regulatory agencies. The Company expects the permits to be in place prior to the projected commencement of production in late 1997 or early 1998. See Item 1. Business - Regulations.

    A potential conflict with respect to the mineral rights has arisen on the Vasquez property. The Company's lease is with the owner of both the surface of the land and 50% of the minerals in question. The Company believes the mineable reserves on this property are within 200 feet of the surface. As a result of the surface lease alone, the Company believes it has the right to mine 100% of the minerals under Texas law. Another party, however, owns a portion of the mineral estate and may challenge the Company's ownership of 50% of the minerals.

NEW MEXICO PROPERTIES

    The Company, through its wholly-owned subsidiary, Hydro Resources, Inc., owns the following uranium properties in New Mexico:

    Churchrock Properties. The Company acquired a portion of the Churchrock properties, known as Section 8 and Mancos, from United Nuclear Corporation ("UNC") in March 1987, along with the associated water rights that may be required to produce ore from these properties. In August 1991, the Company acquired additional properties in the Churchrock region from UNC known as
Section 17 (also known as Old Churchrock).

    The Churchrock properties encompass 2,225 acres and are represented by leases, patented claims and unpatented claims. The properties are located in northwest New Mexico, in western McKinley County, ten miles northeast of the City of Gallup.

    Reserves on Section 8 and Section 17 consist of approximately 9.9 million pounds of proved and 5.0 million pounds of probable in-place uranium reserves (estimated 6.5 million pounds and 3.2 million pounds recoverable, respectively). The Mancos property contains approximately 4.2 million pounds of proved in-place uranium reserves (estimated 2.7 million pounds recoverable). The Mancos leases can be held indefinitely by paying annual advance royalties of $63,798 after the primary term, which expired in 1994. The Section 17 properties' leases expire in 1998. Production at any time will hold the leases until production ceases. The Section 8 reserves are patented claims, and, accordingly, are held in fee simple and require no activity to be held indefinitely. The unpatented claims require an annual payment of $100 per claim payable to the Bureau of Land Management to remain in full force and effect. Primary royalties vary slightly, but most are 6.25%, with a few areas carrying an additional 2% override.

    As part of the purchase price of the various properties, UNC received an assignment of a sliding scale royalty from production starting at 5% of sales prices up to $19.99, 6% to $21.99, and increasing approximately 1.0% thereafter for each one dollar of sales price increase up to 25%. The sales price is adjusted for inflation so there will be no increase above the 5% level unless selling prices increase significantly above the current prices that can be obtained under long-term contracts. The measured in-place reserves in Section 8 and Mancos encompass only a small portion of the properties owned by the Company. Accordingly, the Company believes that substantial additional mineralization exists on these properties. Because of greater depths, this mineralization is estimated to be recoverable at a substantially higher cost.

    In order to operate an ISL mine in New Mexico, essentially the same permits are required as in South Texas. In New Mexico, depending on land ownership, the UIC permit is granted by either the New Mexico Environmental Department or the EPA. Radioactive material handling licenses are granted by the NRC. Surface discharge permits are under the jurisdiction of the EPA. To date, all background environmental data has been collected and submitted to the appropriate permitting agencies. The UIC permit for Section 8 was obtained in the fourth quarter of 1989, and the other permits are expected to be obtained in 1996 and 1997. See Item 1. Business - Regulations. Production from Section 8 in 1997 is planned, assuming that sales contracts at appropriate prices can be obtained on a timely basis and that the Company has adequate financing available on satisfactory terms.

    Crownpoint. In August 1988, the Company acquired 163 acres of leases in the San Juan Basin, 22 miles northeast of the Company's Churchrock deposits. The Crownpoint property is located 35 miles northeast of Gallup, New Mexico and is adjacent to the town of Crownpoint. This property was previously held jointly by Westinghouse Electric Corporation and Conoco, which conducted extensive exploration drilling and sank three shafts to prepare the area for underground mining. With the departure from the industry by Conoco in 1982, Westinghouse acquired a 100% interest in the properties. In August 1988, the Company acquired the property and related equipment and buildings from Westinghouse for a total price of $950,000 of which $450,000 remains to be paid at the commencement of production when 50,000 pounds have been produced. Additionally, in September, 1993, the Company signed a ten year lease for an additional 959 acres, which provide for royalties at a rate of 10%. Also in August 1988, the Company acquired 321 acres of claims in the same area which were dropped by another party and in February 1991 acquired another 135 acres in the same area.

    Conoco and Westinghouse performed extensive exploration drilling on the property and the Company has interpreted the resulting data, which indicates in-place reserves of approximately 11.8 million proved in-place pounds (estimated 7.7 million pounds recoverable). The Company estimates that the acreage covered by the leases signed in September 1993 contains an additional estimated 19.1 million proved in-place pounds (estimated 12.4 million pounds recoverable). The claims acreage contains approximately 8.2 million pounds of probable in-place reserves (estimated 5.3 million pounds recoverable). Depths of the ore body in the Crownpoint property range from 2,000 to 2,400 feet.

    In the first quarter of 1992, the Company acquired an additional 1,414 acres of leases adjoining the Crownpoint property. Leases were signed with the native Indian allottee owners of the properties who own both the surface and mineral rights. At the time the leases were signed the Company made payments of approximately $367,000 to the BIA to secure the rights under each lease. These funds are being held in trust by the BIA pending the outcome of their review. The approval of these leases by the BIA is required for the Company to obtain good title to the minerals. The BIA is expected to review and decide upon the leases after a review of an environmental impact study of the mining and production plans involving the properties. This review and determination is expected in 1996. The Company's management estimates that proved and probable in-place reserves on the properties total approximately 27.0 million pounds (estimated 17.6 million pounds recoverable).

    Environmental mining permits and water rights must be obtained before plant construction and wellfield development can commence. See Item 1. Business and Properties - Regulations. It normally takes approximately two years from the initiation of action in order to obtain such permits and water rights. The Company began permitting activities in December 1988, and mining permit applications were filed in 1992. The Company anticipates this permitting will be completed by 1998. Production activities will be dependent on future market conditions and available financing.

ITEM 3.  LEGAL PROCEEDINGS.

    On August 28, 1995, Manuel T. Longoria, as owner of the ranch containing the site of URI's Longoria mine near Bruni in Duval County, Texas, brought suit against the Company in state district court in Duval County, Texas asserting claims said to have arisen at various times over the last 18 years. In the action styled Longoria v. Uranium Resources, Inc., Cause No. 16264, Longoria claims the Company has leased the site knowing that the proposed mining would contaminate the site; that the Company had knowingly or negligently conducted mining operations in a manner which contaminated the Longoria property with toxic and hazardous material which present a serious health hazard. The suit asks for remediation of the Longoria property and for unspecified actual and punitive damages.

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

    The Company has made provisions for the costs of site restoration and does not believe the settlement of this lawsuit will result in damages that are materially different than the costs already in the financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The 1995 Annual Meeting of Stockholders was held on December 19, 1995, in Denver, Colorado. Shares representing 4,600,839 votes (56.5% of total outstanding) were present in person or by proxy.

    At the meeting, the Stockholders of the Company elected Leland O. Erdahl, Paul K. Willmott, George R. Ireland and James B. Tompkins to the Board of Directors for a one-year term. In addition, the Company's Stockholders approved the issuance of up to 3,000,000 shares of the Company's Common Stock issuable upon the conversion of the Lindner Notes and the exercise of warrants associated with the Notes, the adoption of the Company's 1995 Stock Incentive Plan, the approval of the grant of options to purchase an aggregate of 300,000 shares of the Company's stock to the Company's outside directors, the application for an order to cease as a reporting Company on the British Columbia Securities Commission ( the "BCSC") and ratified Arthur Andersen LLP as independent accountants for the Company for 1995. The proposal of the Lindner Notes stock option issuance was approved by a vote of 4,474,657 shares in favor, 30,120 opposed and 96,062 abstaining. The adoption of the 1995 Incentive Stock Plan was approved by a vote of 4,449,560 shares in favor, 39,921 opposed and 94,987 abstaining. The proposal to grant options to the outside directors was approved by a vote of 3,731,845 shares in favor, 752,101 opposed and 100,522 abstaining. The proposal of the application for an order to cease as a reporting company on the BCSC was approved by a vote of 4,463,541 shares in favor, 20,270 shares opposed and 100,657 share abstaining. The ratification of Arthur Andersen LLP as independent accountants was approved by a vote of 4,579,489 shares in favor, 12,350 opposed and 8,600 abstaining.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    The Company's Common Stock trades on NASDAQ under the trading symbol URIX. The following table sets forth the high and low sales prices for the Common Stock as reported through NASDAQ for the periods indicated:


                                                       COMMON STOCK
                                                 ------------------------
                FISCAL QUARTER ENDING            HIGH                LOW
                ---------------------            -----               ----
               December 31, 1995                7                    5-1/8
               September 30, 1995               8-5/8                4-1/2
               June 30, 1995                    4-3/4                2-3/4
               March 31, 1995                   7-1/8                3
               December 31, 1994                7-5/8                5
               September 30, 1994               5-3/8                4
               June 30, 1994                    4-1/2                2-7/8
               March 31, 1994                   4-3/8                3-1/4

    The high and low sales prices for the common stock for the period January 1, 1996 through March 1, 1996, was $13-3/8 and $5-3/8, respectively.

HOLDERS

    As of March 15, 1996, the Company had 8,754,777 shares of Common Stock outstanding held of record by 172 persons.

DIVIDENDS

    The Company did not declare or pay any cash or other dividends on its Common Stock during the years ending December 31, 1994 or 1995. The Company does not anticipate paying dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                                   YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                               1995           1994            1993        1992         1991
                                           ------------   ------------    ----------   ----------   -----------
Statements of Operations data:
Revenue from uranium sales                 $    21,829    $    17,334     $  13,222    $  17,824    $   17,655
Cost of uranium sales                          (17,235)       (13,466)      (10,216)     (12,334)       (9,509)
Writedown of uranium properties                   (163)         --           (1,945)       --            --
Loss on acceleration of uranium contract         --              (349)        --           --            --
Loss on termination of joint venture            (1,001)         --            --           --            --
Loss on transfer to stockholders                  (780)         --            --           --            --
Corporate expenses                              (3,496)        (2,177)       (1,903)      (2,285)       (2,694)
                                           ------------   ------------    ----------   ----------   -----------
Income (loss) from operations                     (846)         1,342          (842)       3,205         5,452
Interest expense, net                             (525)           (42)          (22)        (499)         (624)
Interest and other income, net                     201            205           409          105           170
                                           ------------   ------------    ----------   ----------   -----------
Income (loss) before income taxes               (1,170)         1,505          (455)       2,811         4,998
Provision (benefit) for income taxes              (234)           300          (107)         408           929
                                           ------------   ------------    ----------   ----------   -----------
Net income (loss)                          $      (936)   $     1,205     $    (348)   $   2,403    $    4,069
                                           ------------   ------------    ----------   ----------   -----------
Income (loss) per share data:
Primary                                    $     (0.12)   $      0.17     $    (.05)   $    0.36    $     0.59
Fully diluted                                    (0.12)          0.17          (.05)        0.36          0.59
Weighted average common stock and
equivalents outstanding:
Primary                                          8,098          7,073         6,640        6,684         7,356
Fully diluted                                    8,098          7,191         6,640        6,756         7,356

Cash flow provided by                      $     5,301    $     5,080     $   6,283    $   9,186    $    1,344
operations (2)

Cash flow provided by operations,
adjusted to eliminate the effect of
changes in operating working capital
items                                      $     3,051    $     3,099     $   3,018    $   5,535    $    8,924

Production of U3 08 (000's of lbs.)              612.4          --            --            79.7         757.0


Balance Sheet data:
 Working capital (deficit),
  excluding current maturities of
  long-term debt                           $     5,060    $    (2,463)    $   2,479    $   5,965    $   11,180
 Working capital (deficit),
  including current maturities
  of long-term debt                              4,710         (2,545)       (2,777)       2,482         5,973
 Uranium properties, net                        37,200         37,230        34,420       33,076        31,010
 Total assets                                   48,085         44,850        40,846       41,725        46,231
 Long-term indebtedness,
 including current maturities                    7,488          1,488        11,244       13,518        19,469
 Shareholders' equity                           29,872         28,218        20,283       20,631        18,231

- ----------------------------------------------------

(1) Amounts in thousands except per share amounts.

(2) See "Consolidated Financial Statements -- Consolidated Statements of Cash Flows."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

    For the year ended December 31, 1995, the Company's cash and cash equivalents increased $2,188,000 as compared to a decrease of $2,000 for 1994. The Company's uranium operations generated positive cash flow from operations of $5,301,000 for the year ended December 31, 1995, in comparison to positive cash flow from operations in 1994 of $5,080,000. The Company's net working capital at December 31, 1995, was $4,710,000.

    During January 1995, when companies controlled by Oren L. Benton (the "Benton Companies") held effective control of the common stock of the Company, the Company transferred $1 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. Because of the Benton Bankruptcy, the realizability of the Company's $1 million investment is doubtful. Shortly thereafter, an additional $1,080,000 was transferred to or for the benefit of Mr. Benton or certain Benton Companies without the authorization of the Company's Board of Directors. In February 1995, Mr. Benton and certain of the Benton Companies filed for bankruptcy. In June, 1995 the Company received $300,000 related to the unauthorized transfer, however the remaining $1.78 million has not been recovered and there can be no assurance that the Company's efforts to pursue remedies will be successful. A loss for these transactions was recorded in 1995 which resulted in a reduction of $1.78 million in the Company's equity.

    The Company had begun certain development activities at its Rosita site in mid-1994 in anticipation of commencing production in mid-1995. Development halted in January, 1995 subsequent to the unauthorized transfers and the shortage of liquidity experienced from the Benton Companies transactions. The Company, through the cash infusion received under the Lindner Notes resumed capital expenditures at Rosita in May, 1995 and uranium production began in June, 1995. During 1995, $2,109,000 in development expenditures were incurred
at Rosita.   Capital expenditures to be incurred in 1996 at Rosita, primarily for additional wellfield development, are expected to be $4,414,000. Significant development activities at the Company's Kingsville Dome facility began in December, 1995 and resulted in commencement of production at this site in March, 1996. Capital expenditures at Kingsville Dome totalled $561,000 in 1995 and are expected to be $5,209,000 in 1996. Additional capital expenditures including permitting, land acquisition and land holding costs at Churchrock, Crownpoint and Vasquez are expected to amount to $1,185,000 in 1996. Approximately $914,000 in capital expenditures were incurred on these properties in 1995. The Company expects to fund 1996 operations and capital expenditures from cash on hand at year end 1995, sales proceeds under 1996 uranium deliveries from its existing long- term contacts, additional spot market uranium sales and through additional sources of financing or equity infusions. Long-term operating and capital needs are expected to be satisfied through future sales proceeds from current and additional uranium delivery commitments and through additional financing and/or equity sources.

ENVIRONMENTAL ASPECTS

    The Company utilizes ISL solution mining technology as its only mining method. Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". Nevertheless, the Company is highly regulated. Its primary environmental costs to date have been related to obtaining and complying with environmental mining permits and, once mining is completed, the reclamation and restoration of the surface areas and underground water quality to a condition consistent with applicable requirements. Accruals for the estimated future cost of such activities are made on a per-pound basis as part of production costs. See the Consolidated Statements of Operations for the applicable provisions for such future costs. See also Note 1 - "Restoration and Reclamation Costs" of Notes to Consolidated Financial Statements.

BALANCE SHEET

    Cash and cash equivalents at December 31, 1995 increased by $2,188,000 from the balance at December 31, 1994. The Company received $2,000,000 in December, 1995 from the exercise of 500,000 of the warrants issued in connection with the Lindner Notes. Receivables at December 31, 1995 increased by approximately $3,952,000 from the level at December 31, 1994. This increase resulted primarily from December 1995 uranium sales of approximately $3,416,000, the proceeds from which were collected in January, 1996 approximately $529,000 from uranium sold under the Russian Suspension Agreement. Short-term investments increased by approximately $150,000 from December 31, 1994 to December 31, 1995, primarily due to a purchase of a certificate of deposit to increase bonding requirements at the Kingsville Dome and Rosita properties. This certificate of deposit is pledged under these bonding requirements and therefore is not readily available to the Company. See Note 1 - "Restricted Cash" of the Notes to Consolidated Financial Statements. Uranium inventory decreased by approximately $3,368,000 from December 31, 1994 to December 31, 1995 primarily from the increases in uranium deliveries experienced in 1995 compared to the prior year. The average per pound inventory values decreased from $9.25 per pound at December 31, 1994 to $8.78 per pound at December 31, 1995.

    Long-term debt, including the current portion of long-term debt, decreased by approximately $1,739,000 from December 31, 1994. The decrease is primarily a result of the repayment of the NEAG Notes in 1995 of $7,739,000 and the issuance of the $6,000,000 Lindner Notes in May, 1995. Accounts payable increased $1,181,000 at December 31, 1995 compared to the prior year end primarily due to development and production activities ongoing at the Company's South Texas facilities in 1995. Unearned revenue (including current and long-term portions) increased to $860,000 at December 31, 1995 because of the delivery of quantities of Russian uranium in excess of URI produced uranium under the Russian Suspension Agreements. This revenue will be recognized upon the delivery of URI produced uranium under the contract. Approximately $529,000 of this amount is expected to be recognized in the first half of 1996 with the balance to be deferred to later years. Other accrued liabilities increased by $655,000 at December 31, 1995 from $247,000 at year end 1994.
This increase is attributable to the increased production activity ongoing at the Rosita site in 1995.

RESULTS OF OPERATIONS

    Revenues, earnings from operations and net income for the Company can fluctuate significantly on a quarter to quarter basis during the year because of the timing of deliveries requested by its utility customers. The Company's customers have generally elected, where possible, to take delivery of the bulk of the annual deliveries under their long term sales contracts later in each year. For example, over 70% of total 1995 deliveries and total sales revenues were generated in the second half of the year. Accordingly, operating results for any quarter or year-to-date period are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or for the entire year.

Years Ended December 31, 1995, 1994  and 1993

    The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                                (In thousands, except per pound data)
                                                                    1995            1994         1993
                                                                    ----            ----         ----
 Uranium sales revenue (1)                                      $ 21,829         $17,334      $13,222


 Total pounds delivered                                            1,633           1,081          753

 Average sales price/pound (2)                                  $  15.64         $ 16.03      $ 17.56


 Pounds produced                                                     612               0            0
 Pounds purchased                                                    660           1,329          510

 Average production cost of produced pounds                     $  10.09             N/A          N/A


 Average cost of purchased pounds                               $   9.52         $ 10.07      $ 11.24

 Average cost of produced pounds sold                           $  10.28         $ 13.60      $ 12.96
 Average cost of purchased pounds sold                          $   9.41         $ 10.68      $ 10.88

(1) 1995 uranium sales revenues include approximately $3.5 million from the sale of Russian uranium which is sold under the matched sales Amendment.

(2) Average sales price does not include the sales of Russian material sold as a "pass through" sale under the matched sales Amendment.

    Revenue from uranium sales in 1995 increased by $4,495,000 from 1994 levels. Total uranium deliveries in 1995 increased by 552,000 pounds from those made in the twelve months ended December 31, 1994. This increase was primarily a result of sales made in 1995 under the Russian Suspension Agreement (the "Amendment") which totaled 780,000 pounds during the year. The 780,000 pounds delivered in 1995 included 320,000 of URI produced uranium and 460,000 pounds of Russian purchased uranium. No deliveries were made in 1994 under the Amendment. Sales under the Company's long-term contracts not subject to the Amendment totaled 715,000 pounds in 1995 compared to deliveries in 1994 of 779,000 pounds. The average sales price per pound for these 1995 deliveries under URI's long-term contracts was $17.50 and the average sales price for the 1994 long-term contract deliveries was $18.13 per pound. The deliveries in 1995 also included 137,000 pounds sold in the spot market; whereas, 1994 included approximately 302,000 pounds delivered at an average price of $10.64. Changes in the market price of uranium can have a significant impact on the Company's results of operations.

    Details of the cost of uranium sales were as follows:

                                                                 1995          1994          1993
                                                                 ----          ----          ----
                                                                             (IN THOUSANDS)
 Cost of purchased uranium                                        $10,315       $10,861      $ 7,200
 Royalties                                                            432            37           57
 Operating expenses                                                 2,738         1,743        1,825
 Provision for restoration and reclamation costs                      597           274          292
 Depreciation and depletion of uranium properties                   3,154           551          842
 Loss on termination of joint venture                               1,001            --           --
 Loss on transfer to stockholders                                     780            --           --

 Writedown of uranium properties                                      163            --        1,945
                                                                  -------       -------      -------
 Total cost of uranium sales                                      $19,180       $13,466      $12,161
                                                                  =======       =======      =======

    The Company resumed production at its Rosita facility in June, 1995 and produced over 610,000 pounds during the year at an average production cost of $10.09 per pound. This site was previously in production from October, 1990 through March, 1992 when the facility was placed on standby due to declines in the spot price of uranium to levels at or below the Company's production costs.

    The average cost of uranium purchases made in 1995 was approximately $9.52
per pound.   Deliveries in 1995 consisted of 1,096,000 purchased pounds, at an average cost per pound of $9.41, and 537,000 produced pounds at $10.28 per pound. Purchases of uranium in 1994 were made at an average cost of approximately $10.07 per pound. During 1994, the Company delivered 1,017,000 purchased pounds and 64,000 produced pounds from inventory to its customers, at an average cost per pound of $10.68 and $13.60, respectively. Operating expenses attributable directly to the sale of the Company's produced pounds totaled $1,975,000, $495,000 and $577,000, respectively for 1995, 1994 and
1993.

    Total operating expenses and depreciation and depletion in 1995, 1994 and 1993 include standby costs for the Kingsville Dome and Rosita facilities. These costs have been recorded as direct charges to operations. Standby costs for 1995, 1994 and 1993 (which include only the first five months of the year for Rosita for 1995) were $875,000, $1,458,000, and $1,486,000, respectively.

    Royalties in 1995, 1994, and 1993 totaled $432,000, $37,000, and $57,000, respectively. The increase in 1995 is directly attributable to the resumption of production at Rosita and the corresponding increased sales of URI product when compared to the prior two years.

    The provision for restoration and reclamation in 1995 consists of the provision for Rosita production sold during the year of $499,000 ($0.93 per pound) and additional increases to the Benavides and Bruni reserves (previous mining locations) of $97,000. The 1994 provision for restoration and reclamation consists of the provision for Rosita production sold during the year of $48,000 ($0.75 per pound) and increases to the Benavides and Bruni reserves of $226,000. The 1993 provision for restoration and reclamation consists of the provision for Rosita production sold of $69,000 ($0.75 per pound) and increases to the Benavides and Bruni reserves of $224,000

    The depreciation and depletion provision in 1995 consisted of the $5.67 rate per pound for Rosita production sold of $3,042,000 and Rosita and Kingsville Dome depreciation while on standby of $112,000. The 1994 provision for depreciation and depletion is comprised of a $5.16 rate per pound for Rosita production sold of $332,000 and Rosita and Kingsville Dome depreciation while on standby of $219,000. The provision for depreciation and depletion in 1993 of $842,000 represents a $6.20 rate per pound for Rosita production sold plus $277,000 of Rosita and Kingsville Dome depreciation while on standby. The writedown of uranium properties of $1,945,000 in 1993 consisted of the abandonment of certain leases in Texas and Wyoming and the termination of an option to lease certain property in New Mexico. The Company released its rights to mine these properties in 1993 and accordingly charged against earnings the previously capitalized costs associated with these properties.

    Corporate expenses consisting of general and administrative ("G & A") expenses increased to $3,496,000 in 1995 from $2,177,000 in 1994. This increase resulted primarily from approximately $1,020,000 of non-recurring costs related to the Benton Companies transactions and the Lindner Notes that were issued in May, 1995. G & A increased to $2,177,000 in 1994 from $1,903,000 in 1993 primarily from legal fees and costs related to the restructuring of bank debt with Citibank, N.A.

    The loss from operations in 1995 was ($846,000) compared to income from operations in 1994 of $1,342,000. This change resulted primarily from the losses from the termination of the joint venture ($1,001,000) and loss on the unauthorized transfers ($780,000) made in 1995.

    Income from operations in 1994 was $1,342,000 compared to a loss in 1993 of $842,000. This increase is attributable to the higher deliveries of uranium in 1994, along with the non-recurring writedown of uranium properties and other assets of $1,945,000 in 1993. See the previous discussion regarding uranium sales revenues and Item 1. Business - Uranium Sales Contracts for volumes of deliveries and average selling prices in future years under the Company's long term sales contracts.

    Total interest costs in 1995 including capitalized amounts decreased by $355,000 compared to 1994. This decrease to $536,000 from $891,000 in 1994 resulted from lower average outstanding debt balances related primarily to the complete payoff of the bank debt with Union Bank of Switzerland by October, 1995. Total interest costs in 1994, including capitalized amounts, decreased by $303,000 compared to 1993. This decrease from $1,195,000 in 1993 to $891,000 in 1994, was a result of a lower average outstanding debt balance and lower interest rates prevailing in the current year. Of the total interest costs, $11,000, $850,000, and $1,172,000 were capitalized in 1995, 1994, and
1993, respectively.

    The Company's tax provision in 1994 and tax benefits in 1995 and 1993 are less than the statutory rate primarily because of percentage depletion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Information called for by Item 8 appears on pages F-1 through F-23 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III


ITEMS 10, 11, 12 AND 13

    In accordance with General Instruction G(3), Items 10, 11, 12, and 13 are hereby incorporated by reference from sections of the Company's definitive proxy statement entitled "Election of Directors", "Executive Compensation", "Security Ownership of Principal Stockholders and Management", and "Certain Transactions with Related Parties". Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995.

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

(a) (3)      Exhibits

                     See the Index to Exhibits on page E-1 for a listing of the exhibits that are filed as part of this Annual Report.

(b)                  Reports on Form 8-K

                     No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 1996

                           URANIUM RESOURCES, INC.


                           By:   /s/  Paul K. Willmott
                                 --------------------------------------
                                 Paul K. Willmott, President and
                                 Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                                                Date
- ---------                                                                                ----
    /s/  Paul K. Willmott                                                                March      27     , 1996
- ----------------------------------------------------------                                     ------------
Paul K. Willmott,
Director, President and Chief Executive Officer


    /s/  Thomas H. Ehrlich                                                               March      27     , 1996
- ----------------------------------------------------------                                     ------------
Thomas H. Ehrlich,
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)


    /s/  Leland O. Erdahl                                                                March      27     , 1996
- ----------------------------------------------------------                                     ------------
Leland O. Erdahl, Director


    /s/  George R. Ireland                                                               March      27     , 1996
- ----------------------------------------------------------                                     ------------
George R. Ireland, Director


    /s/  James B. Tompkins                                                               March      27     , 1996
- ----------------------------------------------------------                                     ------------
James B. Tompkins, Director


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


                           ADDITIONAL FINANCIAL DATA


Financial statement schedules for the years ended
December 31, 1995, 1994 and 1993:

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Uranium Resources, Inc.:


We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


  /s/   Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Dallas, Texas
    February 28, 1996

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                         December 31,
                                                                                -------------------------------
                                                                                     1995           1994
                                                                                --------------  ---------------
Current assets:
   Cash and cash equivalents    . . . . . . . . . . . . . . . . . . . . .       $  4,715,942     $  2,527,600
   Short-term investments -
       Certificate of deposit, restricted   . . . . . . . . . . . . . . .            712,094          562,211
   Receivables    . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,005,191           52,740
   Uranium inventory  . . . . . . . . . . . . . . . . . . . . . . . . . .            663,487        4,031,611
   Materials and supplies inventory   . . . . . . . . . . . . . . . . . .            126,180          162,417
   Prepaid and other current assets   . . . . . . . . . . . . . . . . . .            127,519           96,751
                                                                                ------------     ------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . .         10,350,413        7,433,330
                                                                                ------------     ------------

Property, plant and equipment, at cost:
   Uranium properties   . . . . . . . . . . . . . . . . . . . . . . . . .         56,735,549       53,210,132
   Other property, plant and equipment  . . . . . . . . . . . . . . . . .            493,879          461,918
   Less - accumulated depreciation and depletion  . . . . . . . . . . . .        (19,929,621)     (16,345,645)
                                                                                ------------     ------------
          Net property, plant and equipment   . . . . . . . . . . . . . .         37,299,807       37,326,405

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            434,897           90,491
                                                                                ------------     ------------
                                                                                $ 48,085,117     $ 44,850,226
                                                                                ============     ============

 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                          December 31,
                                                                                -------------------------------
                                                                                     1995              1994
                                                                                --------------   --------------
Current liabilities:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,464,512     $  1,283,265
   Short-term notes   . . . . . . . . . . . . . . . . . . . . . . . . . .               -           7,739,225
   Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . .             39,843           27,744
   Current portion of long-term debt  . . . . . . . . . . . . . . . . . .            350,000           82,000
   Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . .            811,686          509,606
   Unearned revenue   . . . . . . . . . . . . . . . . . . . . . . . . . .            528,970            -
   Current portion of restoration reserve   . . . . . . . . . . . . . . .            544,000           90,000
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . .            901,707          246,790
                                                                                ------------     ------------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . .          5,640,718        9,978,630
                                                                                ------------     ------------
Other long-term liabilities and deferred credits  . . . . . . . . . . . .          2,777,351        2,337,624
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . .          7,137,507        1,405,507
Deferred federal income taxes . . . . . . . . . . . . . . . . . . . . . .          2,658,000        2,910,000
Commitments and contingencies - Note 10 . . . . . . . . . . . . . . . . .
Shareholders' equity:
   Common stock, $.001 par value, 12,500,000 shares authorized;
   shares issued and outstanding (net of treasury shares):
       1995 - 8,645,698; 1994 - 7,954,683 . . . . . . . . . . . . . . . .              8,798            8,142
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,626,510       15,040,064
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .         12,245,651       13,181,839
                                                                                ------------     ------------
                                                                                  29,880,959       28,230,045
   Less:  Treasury stock:  (1995  - 152,500; 1994 -187,500 shares),
       at cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (9,418)        (11,580)

       Total shareholders' equity . . . . . . . . . . . . . . . . . . . .         29,871,541       28,218,465
                                                                                ------------     ------------
                                                                                $ 48,085,117     $ 44,850,226
                                                                                ============     ============

 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31,
                                                          --------------------------------------------
                                                               1995            1994            1993
                                                          ------------     -----------    ------------
Revenues:
  Uranium sales -
  Produced uranium  . . . . . . . . . . . . . . . .       $  7,194,655     $   958,569    $  1,341,219

  Purchased uranium . . . . . . . . . . . . . . . .         14,634,591      16,375,328      11,880,873
                                                          ------------     -----------    ------------
     Uranium sales  . . . . . . . . . . . . . . . .         21,829,246      17,333,897      13,222,092

Costs and expenses:
  Cost of uranium sales -
     Direct cost of purchased uranium . . . . . . .         10,314,611      10,860,546       7,200,319
     Royalties  . . . . . . . . . . . . . . . . . .            432,050          37,254          56,664
     Operating expenses . . . . . . . . . . . . . .          2,738,420       1,742,669       1,824,756
     Provision for restoration and reclamation costs           596,482         274,465         292,200
     Depreciation and depletion . . . . . . . . . .          3,153,793         550,802         842,367
     Loss on termination of joint venture . . . . .          1,000,953           -               -
     Loss on transfer to stockholder  . . . . . . .            780,000           -               -
  Writedown of uranium properties and other
       uranium assets . . . . . . . . . . . . . . .            163,145           -           1,944,645
  Loss on acceleration of uranium contract  . . . .              -             349,265           -
Corporate expenses -
     General and administrative . . . . . . . . . .          3,467,639       2,146,323       1,866,741
     Depreciation . . . . . . . . . . . . . . . . .             28,235          30,588          36,062
                                                          ------------     -----------    ------------
        Total costs and expenses  . . . . . . . . .         22,675,328      15,991,912      14,063,754
                                                          ------------     -----------    ------------
Earnings (loss) from operations . . . . . . . . . .           (846,082)      1,341,985        (841,662)
Other income (expense):
  Interest expense, net of capitalized interest . .           (525,369)        (41,564)        (22,213)
  Interest and other income, net  . . . . . . . . .            201,263         204,803         409,317
                                                          ------------     -----------    ------------
Income (loss) before federal income taxes . . . . .         (1,170,188)      1,505,224        (454,558)
Federal income tax provision (benefit):
  Current . . . . . . . . . . . . . . . . . . . . .             18,000             (72)        (15,608)
  Deferred  . . . . . . . . . . . . . . . . . . . .           (252,000)        300,000         (91,000)
                                                          ------------     -----------    ------------
Net income (loss) . . . . . . . . . . . . . . . . .       $   (936,188)    $ 1,205,296    $   (347,950)
                                                          ============     ===========    ============
Net income (loss) per common and
  common equivalent share . . . . . . . . . . . . .       $      (0.12)    $      0.17    $      (0.05)
                                                          ============     ===========    ============

     The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY



                                                                    Common
                                           Common Stock             Stock
                                     -----------------------       Purchase         Paid-In           Retained           Treasury
                                        Shares       Amount        Warrants         Capital           Earnings            Stock
                                     -----------    --------      ---------       -----------        -----------        ----------
Balances, December 31, 1992 . . . .   6,640,020     $ 6,828       $ 349,704       $  7,961,217       $12,324,493        $  (11,580)

 Net loss   . . . . . . . . . . . .       -           -               -                  -              (347,950)            -
                                     ----------     -------       ---------       ------------       -----------        ----------
Balances, December 31, 1993 . . . .   6,640,020       6,828         349,704          7,961,217        11,976,543           (11,580)

 Net income   . . . . . . . . . . .       -           -               -                  -             1,205,296             -
 Issuance of common stock -
   exercise of employee stock
   options  . . . . . . . . . . . .      81,781          81           -                240,475             -                 -
 Conversion of long-term debt   . .     496,040         496           -              2,355,693             -                 -
 Conversion of uranium sales
   contract   . . . . . . . . . . .     736,842         737           -              3,584,756             -                 -
 Expiration of common stock
   purchase warrants  . . . . . . .       -           -            (349,704)           349,704             -                 -
 Waiver of loan fees
   from affiliate   . . . . . . . .       -           -               -                548,219             -                 -
                                     ----------     -------       ---------       ------------       -----------        ----------
Balances, December 31, 1994 . . . .   7,954,683       8,142               0         15,040,064        13,181,839           (11,580)

 Net loss   . . . . . . . . . . . .       -           -               -                  -              (936,188)            -
 Issuance of common stock -
   exercise of employee/director
   stock options  . . . . . . . . .     156,015         156           -                458,908             -                 -
   exercise of stock warrants   . .     500,000         500           -              1,999,500             -                 -
 Treasury shares issued   . . . . .      35,000       -               -                128,038             -                 2,162
                                     ----------     -------       ---------       ------------       -----------        ----------
Balances, December 31, 1995 . . . .   8,645,698     $ 8,798       $       0       $ 17,626,510       $12,245,651        $   (9,418)
                                     ==========     =======       =========       ============       ===========        ==========

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                               ------------------------------------------------
                                                                    1995               1994            1993
                                                               -------------      -------------    -------------
Cash flows from operations:
  Net income (loss) . . . . . . . . . . . . . . . .            $   (936,188)      $ 1,205,296      $  (347,950)
  Reconciliation of net income (loss) to cash
     provided by operations -
   Provision for restoration and reclamation costs                  596,482           274,465          292,200
   Depreciation and depletion . . . . . . . . . . .               3,182,028           581,390          878,429
   Loss on acceleration of uranium contract . . . .                   -               349,265            -
   Writedown of uranium properties and other
     uranium assets . . . . . . . . . . . . . . . .                 163,145             -            1,944,645
   Amortization of other assets . . . . . . . . . .                   -               119,307          298,405
   Provision (benefit) for deferred income taxes  .                (252,000)          300,000          (91,000)
   Decrease in restoration and reclamation
     accrual  . . . . . . . . . . . . . . . . . . .                (104,108)         (157,374)        (299,188)
   Other non-cash items, net  . . . . . . . . . . .                 401,711           426,950          342,597
                                                               ------------       -----------      -----------
  Cash flow provided by operations, before changes
   in operating working capital items . . . . . . .               3,051,070         3,099,299        3,018,138
  Effect of changes in operating working capital
   items -
   Increase in receivables  . . . . . . . . . . . .              (3,952,451)         (313,197)        (501,755)
   Decrease in inventories  . . . . . . . . . . . .               3,761,066         3,957,339        2,048,358
   Increase in prepaid and other current assets . .                (238,201)         (188,749)        (203,078)
   (Decrease) increase in payables
     and accrued liabilities  . . . . . . . . . . .               2,679,313        (1,474,311)       1,921,244
                                                               ------------       -----------      -----------
Net cash provided by operations . . . . . . . . . .               5,300,797         5,080,381        6,282,907
                                                               ------------       -----------      -----------
Investing activities:
  (Increase) decrease in investments  . . . . . . .                (149,883)         (522,843)          30,131
  Additions to property, plant and equipment -
   Kingsville Dome  . . . . . . . . . . . . . . . .                (560,772)         (125,219)        (202,289)
   Rosita . . . . . . . . . . . . . . . . . . . . .              (2,108,508)       (1,404,922)        (266,486)
   Churchrock . . . . . . . . . . . . . . . . . . .                (477,686)         (883,678)      (1,282,979)
   Crownpoint . . . . . . . . . . . . . . . . . . .                (291,394)         (682,785)      (1,143,135)
   Other property . . . . . . . . . . . . . . . . .                (144,833)          (86,098)        (206,572)
  Increase in other assets  . . . . . . . . . . . .                 (99,218)           (1,221)        (114,678)
                                                               ------------       -----------      -----------
Net cash used in investing activities . . . . . . .              (3,832,294)       (3,706,766)      (3,186,008)
                                                               ------------       -----------      -----------
Financing activities:
  Proceeds from borrowings  . . . . . . . . . . . .               6,135,000         2,250,000          700,000
  Payments and refinancings of principal  . . . . .              (7,874,225)       (8,017,047)      (2,974,401)
  Issuance of common stock and warrants, net  . . .               2,459,064           240,556            -
  Proceeds from sale of uranium sales contract  . .                   -             4,150,735            -
                                                               ------------       -----------      -----------
Net cash provided by (used in) financing
  activities  . . . . . . . . . . . . . . . . . . .                 719,839        (1,375,756)      (2,274,401)
                                                               ------------       -----------      -----------
Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . . .               2,188,342            (2,141)         822,498
Cash and cash equivalents, beginning of period  . .               2,527,600         2,529,741        1,707,243
                                                               ------------       -----------      -----------
Cash and cash equivalents, end of period  . . . . .            $  4,715,942       $ 2,527,600      $ 2,529,741
                                                               ============       ===========      ===========

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



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

    URI was formed in 1977 and incorporated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach ("ISL") or solution mining process. The primary customers of the Company are major utilities who utilize nuclear power to generate electricity. The Company continuously evaluates the creditworthiness of its customers. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present, the Company owns uranium interests in South Texas and New Mexico. The Company's Rosita uranium production facility in South Texas resumed production activities in June, 1995, and was in full production at December 31, 1995.

INVENTORIES

    Uranium inventory consists of uranium concentrates (U3O8) on hand and at converters awaiting delivery to customers and is valued at the lower of cost (first-in, first-out) or market. The cost of produced uranium includes all production costs, and provisions for restoration, depreciation and depletion. Materials and supplies inventory is valued at the lower of average cost or market.

BORROWED URANIUM

    Uranium is occasionally borrowed from other parties to facilitate deliveries under sales contracts. Repayment of the loan is normally made from production or from purchased uranium. The liability for borrowed uranium is recorded at the latest spot price (estimated replacement cost) and the cost is adjusted to the actual amount when repaid.

PROPERTY, PLANT AND EQUIPMENT

  Uranium Properties

    Capitalization of Development Costs - All acquisition, exploration and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Gains or losses are recognized upon the sale of individual property interests. All costs incurred in connection with unsuccessful acquisition efforts, exploration and abandoned interests are charged to expense when known, and properties with significant acquisition or incurred costs are evaluated for realizability on a property-by-property basis. Any impairment of such costs is recognized by providing a valuation allowance (see Note 2 - "Uranium Properties
- - Writedown of Abandoned Property"). Total exploration and evaluation costs capitalized in the twelve months ended December 31, 1995, 1994 and 1993 were $4,040, $75,408 and $131,606, respectively.

    Depreciation and Depletion - In general, depletion of uranium mineral interests and related development costs is computed on a property-by-property basis using the units-of-production method based on the proved and probable reserves as estimated periodically by the Company's geologists and engineers. Depreciation and depletion is provided on the investment costs, net of salvage value, of the various uranium properties' production plants and related equipment using the estimated production life

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



of the uranium reserves. Other ancillary plant equipment and vehicles are depreciated based upon the estimated useful lives of the assets.

  Other Property

    Other property consists of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation is computed based upon the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Gain or loss on sale or retirement is recorded as income or expense.

  Capitalization of Interest

    The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. Interest capitalized in the twelve months ended December 31, 1995, 1994 and 1993 amounted to $10,740, $849,661 and $1,172,461, respectively. Total interest costs in these periods were $536,109, $891,225 and $1,194,674, respectively.

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

REVENUE RECOGNITION FOR CERTAIN URANIUM SALES

    The Company recognizes revenue from sales of uranium under which substantially all obligations related to the delivery have been completed. Under certain uranium sales contracts that contain origin specific delivery requirements, the revenue from the portion of such sales which require the satisfaction of future obligations are recorded as unearned revenue until such time that these commitments are satisfied. Commitments that are expected to be completed within one year are classified as current; all others are recorded as long-term deferred credits.

EARNINGS PER SHARE

    Earnings per share are based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. The weighted average number of shares used in the earnings per share calculations were 8,098,000, 7,073,000 and 6,640,000 in 1995, 1994, and 1993,
respectively.

UNAMORTIZED DEBT ISSUANCE COSTS

    Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

CONSOLIDATED STATEMENTS OF CASH FLOWS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



    Additional disclosures of cash flow information follow:

                                                              Twelve Months Ended December 31,
                                              -------------------------------------------------------------
                                                   1995                 1994                      1993
                                              ---------------     ----------------        ----------------
Cash paid during the period for:
    Interest  . . . . . . . . . . . . . .     $    524,009        $    755,902            $    660,677
    Income taxes  . . . . . . . . . . . .            -                   -                      36,392

    The change in uranium inventory in the Consolidated Statements of Cash Flows during 1995, 1994 and 1993 does not reflect the change in the amounts of the non-cash capitalized restoration and depreciation and depletion provisions included in uranium inventory. Such increases (decreases) totaled $391,428, ($389,127)and ($607,674), respectively.

    Certain additional non-cash transactions occurred in 1995 and 1994, and such major transactions are summarized as follows:

             In May 1995, 35,000 treasury shares were issued to financial advisors
             in connection with the Lindner Note (Note 4).                                           $130,200

             In November 1994, the Company acquired from Energy Fuels the
             Scottish Nuclear Contract in exchange for 736,842 shares of common stock and the remaining 1994 balance owed to the Company
             from Energy Fuels for uranium purchased (Note 3).                                     $4,500,000

             In August 1994, the long-term debt and related interest expense owed to Mr. Oren L. Benton was converted into 496,040 shares of common
             stock (Note 4).                                                                       $2,356,189

             In August 1994, Nuexco Exchange, A.G. acquired the Company's
             Note due Citibank, N.A. (Note 4).                                                     $6,500,000

             In August 1994, the accrued fee obligations and related unamortized debt discount remaining on the Note with Citibank, N.A. were waived by
             Nuexco Exchange, A.G. and have been recorded as an increase to
             paid-in capital (Note 4).                                                               $548,219

             In August 1994, Nuexco Exchange, A.G. made an additional loan
             to the Company to finance the purchase of uranium inventory (Note 4).                 $6,000,000


RESTRICTED CASH

    At December 31, 1995, the Company had pledged a certificate of deposit of $712,094 in order to fund letters of credit for ongoing plugging bonds related to the Kingsville Dome and Rosita properties. This cash is not readily available to the Company and thus is not included in cash equivalents.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



FUTURE ACCOUNTING CHANGES

    The Company plans to adopt Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1996. Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations will be based on the excess of the carrying amount of the asset over the asset's fair value. SFAS No. 121 will be applied prospectively from the date of adoption and, based on current circumstances, management does not believe the effect of adoption will be material. However, future developments in the uranium marketplace could impact the full recovery of the carrying cost of certain long-term assets.

    The Company also plans to adopt Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", effective January 1, 1996. SFAS No. 123 requires the use of an option pricing model to calculate the value of stock-based compensation transactions, but then allows for two alternative methods of reporting the transactions. One method recognizes this value as a cost of compensation and as an expense for the current period. The alternative method permits footnote disclosure of the compensation cost, without charging the amount against current earnings. The Company intends to implement the method which utilizes the footnote disclosure alternative and does not expect the adoption of SFAS No. 123 to have any impact on consolidated results of operations or financial condition of the Company.

2.  URANIUM PROPERTIES

KINGSVILLE DOME PROPERTY

    In 1981, the Company acquired an exploration property in South Texas, known as Kingsville Dome, from Exxon Corporation. After significant production in 1988-1990, the property was put on a standby basis because of low uranium spot prices and production ceased in September, 1990. Cost of uranium sales in 1995, 1994 and 1993 in the consolidated statements of operations includes $512,328, $699,804 and $666,101, respectively, of Kingsville Dome standby costs. At December 31, 1995 the property contained approximately 3,191,000 pounds of estimated recoverable proved and probable reserves, and the net carrying value of the property was approximately $14,900,000.

ROSITA PROPERTY

    In late 1985, the Company acquired several lease holdings in a uranium prospect ("Rosita") in South Texas. At December 31, 1995, the property contained approximately 1,992,000 pounds of estimated recoverable proved and probable uranium reserves. Construction and development activities began in the first quarter of 1990 and were completed in September 1990 with production commencing immediately thereafter. The property was originally put on a standby basis and production ceased in March, 1992.

    Capital expenditures began in early 1995 at Rosita which lead to the resumption of production at the property in June, 1995. Total production for the period June, 1995 through December 31, 1995 was approximately 610,000 pounds. Cost of uranium sales at December 31, 1995, 1994 and 1993 in the Consolidated Statements of Operations includes $246,268, $758,688 and $846,031, respectively, of Rosita standby costs. The net carrying value of the property at December 31, 1995 was approximately $7,500,000.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995




CHURCHROCK PROPERTIES

    In December 1986, the Company executed an agreement to acquire properties in the Churchrock region of New Mexico containing approximately 6,950,000 pounds of estimated recoverable proved and probable uranium reserves. In September 1991, an additional 200 acres of leases were obtained by the Company. These properties were acquired in exchange for a future production royalty payment which, based upon the expected selling price of the uranium production, may vary between 5% and 10%. Preliminary analysis of the drilling data of the Churchrock properties indicates approximately 5,488,000 pounds of estimated recoverable proved and probable reserves. Permitting activities are currently ongoing for the properties. The net carrying value of these properties at December 31, 1995 was approximately $6,305,000.

CROWNPOINT PROPERTY

    In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1995, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. In August, 1993 the Company acquired approximately 959 acres of leases adjoining the Crownpoint properties. Initial interpretation of the drilling data for all the properties acquired in 1988 and 1993 indicate total estimated recoverable proved and probable uranium reserves of approximately 25,396,000 pounds. The net carrying value of these properties at December 31, 1995 was approximately $6,809,000.

WRITEDOWN OF ABANDONED PROPERTY

    In the fourth quarter of 1995, the Company determined that certain evaluation projects in South Texas would not be pursued toward acquisition. The costs related to these projects were expensed in 1995 resulting in a pre-tax charge of approximately $163,000.

    In 1993, the Company relinquished ownership rights to certain leases in Texas and Wyoming and an option to lease certain property in the Churchrock area of New Mexico. These abandonments resulted in a charge against net earnings in 1993 of approximately $1,560,000.

3.  CONTRACT COMMITMENTS

SALES CONTRACTS

    The Company has entered into several long-term contract commitments to sell uranium. Included in URI's long-term contracts are sales to be made under the Amendment to the Russian Suspension Agreements (the "Amendment"). Such sales involve the sale of Russian origin uranium providing it is matched with U.S. uranium mined after March 11, 1994. Under these arrangements, the Russian uranium is essentially sold at its approximate purchase price. As a result, these "pass-through" sales of Russian pounds are not expected to have a significant impact on the future profitability of the Company's operations. Total future sales of uranium concentrates (excluding the Russian component of sales made under the Amendment) of approximately 2,545,000 pounds represent future revenues of approximately $40,040,000 over the various contract periods from January 1, 1996 through 2002. The average current price of such future contracted deliveries, with escalation calculated through December 31, 1995, is $15.73. All of the contracts contain provisions which provide for escalation of between 80% and 100% of future inflation indices.

    All revenues for the twelve months ended December 31, 1995 were from sales to ten customers, three of which represented more than 10% of total revenues. Sales to these three customers totaled $5,040,000, $3,011,000 and $2,600,000 during 1995. All revenues for the twelve months ended December 31, 1994 were from sales to six customers, five of which represented more than 10% of total revenues. Sales to these five customers totaled $3,847,000, $3,670,000, $3,286,000, $3,214,000 and

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



$2,094,000 during 1994. Revenues for the twelve months ended December 31, 1993 were from sales to seven customers, three of which represented more than 10% of total revenues. Sales to these three customers totaled $4,899,000, $4,310,000 and $1,345,000 during 1993.

PURCHASE CONTRACT COMMITMENTS

    In 1990, the Company entered into a long-term purchase contract to purchase 250,000 pounds per year from 1992 through 1995, at an original base price of $10.50 per pound as of January 1, 1990, escalated at the rate of 50% of the prime rate and 50% of inflation. In 1995, the Company took deliveries of 200,000 pounds under this contract. On November 29, 1995, the Company and the supplier both agreed to terminate the contract and forego the delivery of the remaining 50,000 pounds. In July 1992, the Company entered into a long-term purchase contract to purchase 200,000 pounds annually from 1993 through 1995. The contract contained spot market pricing considerations and carries a minimum price of $8.00 per pound escalated at a 6% rate and a maximum price of $8.00 per pound escalated at an 18% rate. Deliveries under this contract were completed in 1995.

    On August 28, 1995, the Company entered into two long-term purchase contracts to purchase approximately 50,000 pounds of Russian origin uranium per year from 1995 through 1998 and a total of approximately 400,000 pounds of Russian origin uranium to be purchased from 1995 through 1998, respectively. The original base price of these two purchase commitments is significantly below current market prices for similar transactions. These contracts are subject to future price escalations based upon inflation indices.

    In addition, the Company entered into an agreement on August 19, 1994 with Energy Fuels Nuclear, Inc. ("EFN"), an affiliated company of Mr. Benton pursuant to which the Company assigned to EFN its rights under certain uranium purchase agreements (see Note 5). Through December 31, 1994, the Company purchased 150,000 pounds of uranium for $1,791,500 under the two agreements and resold the uranium to EFN for the same price. In a separate transaction, the Company purchased 100,000 pounds of uranium from a third-party supplier and resold the same to another company affiliated with Mr. Benton for $940,000. At December 31, 1994, it was determined that EFN was unable to fulfill its obligations for the remaining 450,000 pounds under the two agreements and the Company fulfilled these remaining obligations.

    On November 18, 1994, the Company was assigned a long-term sales contract ("the Scottish Nuclear Contract") from Energy Fuels, Ltd. ("EFL"), an affiliated company of Mr. Benton, in exchange for 736,842 shares of common stock and the remaining balance due to the Company in the amount of $881,500 plus accrued interest of $33,006 for 1994 purchases of uranium made by EFN and another company affiliated with Mr. Benton. The Scottish Nuclear Contract was valued by the Company and EFL at $4,500,000. The deliveries under the Scottish Nuclear Contract were accelerated to December 1994 with the Company realizing proceeds of $4,151,735 in order to fund the current cash requirements of the Company. The difference from the agreed-upon value of the Scottish Nuclear Contract and the proceeds received upon accelerating delivery was recorded as a loss of $349,265 in the December 31, 1994, Consolidated Statements of Operations.

4.  LONG-TERM DEBT

CITIBANK CREDIT AGREEMENT

    On May 24, 1990, the Company entered into a Credit Agreement with Citibank, N.A. ("Citibank"). On August 19, 1994, the Citibank debt agreements were restructured as discussed below. The balance at the time of the restructuring was $6,500,000. In connection with the restructuring the Company received a waiver of accrued fee obligations of $700,000, which was arranged by one of the Benton Companies. The waiver of these fees was recorded in 1994, net of the unamortized debt discount remaining on the Citibank debt (approximately $152,000) as an increase to paid-in capital.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



CITIBANK DEBT RESTRUCTURING AND EQUITY CONVERSION

    On August 19, 1994 Nuexco Exchange, A.G., ("NEAG"), a company then owned by Mr. Benton, acquired the note (the "Note") outstanding to Citibank under the Credit Agreement for $6,500,000. To fund this acquisition of the Note due Citibank and for the additional loan to the Company, NEAG borrowed $12,500,000 from Union Bank of Switzerland ("UBS") and made a new loan to the Company of $6,000,000. The $6,000,000 loaned to the Company was used to purchase 648,648 pounds of uranium at $9.25 per pound from EFN. The notes due NEAG ("NEAG Notes") were secured by 599,423 pounds of uranium purchased from EFN and by the contracts between the Company and certain utilities for delivery of uranium. NEAG assigned their notes due from the Company and the related security to UBS. NEAG and UBS released all other collateral that had secured the original Citibank Note. The balance of the notes was paid in full by October 1995.

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

    In August 1994, the Company entered into an agreement with an affiliated company of Mr. Benton ("Benton affiliate") which gave the Company the right, prior to August 18, 1997 to require the Benton affiliate to purchase up to $6,996,750 of common stock at a per share price of $4.75 (1,473,000 shares). The Benton affiliate was granted demand and piggy- back registration rights for such shares. Mr. Benton guaranteed the Benton affiliate's performance of its obligations under this agreement. The issuance of the 736,842 shares to the Benton affiliate in connection with the assignment of the long-term sales contract from EFL (Note 3) was credited against this commitment. The Company does not intend nor does it anticipate that the balance of the shares will be put to the Benton Companies because of the Benton bankruptcy.

LINDNER NOTE

    On May 25, 1995 the Company entered into an agreement with Lindner Investments and Lindner Dividend Fund, Inc., (the "Lender") two mutual funds managed by Ryback & Associates, for a $6 million secured convertible note with the Company (the "Lindner Note"). The Lindner Note is for a term of three years and bears interest at an annual rate of 6.5% and is convertible at any time during the three-year term into 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share. The Lender also received a three-year warrant to purchase 1.5 million shares of the Company's common stock at an initial price of $4.00 per share. At December 31, 1995, the Lender had exercised 500,000 shares of warrants under the agreement for an infusion of $2.0 million to the Company.

    Certain other financial advisors associated with the transaction were granted warrants and options to purchase up to 150,000 shares at an initial exercise price of $4.00 per share. The loan is secured by a mortgage on the Company's Rosita and Kingsville Dome uranium properties in Texas. Part of the proceeds from the Lindner Note were used to pay down existing payables and provide funding to complete the production start-up of the Company's Rosita property. The balance of the proceeds were used to fund pre-production activities at the Company's Kingsville Dome facility to permit commencement of production in March, 1996.

PURCHASE MONEY OBLIGATION

    In 1987, the Company acquired certain long-term sales contract delivery rights in exchange for cash plus an assignment of a $3,000,000 future production payment, at $1.00 per pound of production sold from the Kingsville Dome and Rosita projects, starting in 1988. The production payment was

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



recorded as a purchase money obligation at an original calculated present value of $2,379,839 and the remaining balance owed at December 31, 1995 is $1,080,453.

SUMMARY OF LONG-TERM DEBT

                                                                                  At December 31,
                                                                      --------------------------------------
                                                                           1995                   1994
                                                                      ---------------       ----------------
Long-term debt of the Company consists of:
    Lindner Note  . . . . . . . . . . . . . . . . . . . . . . . .     $    6,000,000        $        -
    Purchase money obligation -
        Sales contract acquisitions   . . . . . . . . . . . . . .          1,080,453             1,080,453
Crownpoint property (Note 2)  . . . . . . . . . . . . . . . . . .            407,054               407,054
                                                                      --------------        --------------
                                                                           7,487,507             1,487,507
    Less - Current portion  . . . . . . . . . . . . . . . . . . .            350,000                82,000
                                                                      --------------        --------------

          Total long-term debt  . . . . . . . . . . . . . . . . .     $    7,137,507        $    1,405,507
                                                                      ==============        ==============

Maturities of long-term debt are as follows:

For the Twelve Months Ended:                              For the Twelve Months  Ended:
- ----------------------------                             ------------------------------
December 31,  1996  . . . . . .    $     350,000         December 31,  1999 . . . . . . . . .   $      11,000
December 31,  1997  . . . . . .          359,000         December 31,  2000
December 31,  1998  . . . . . .        6,360,000             and beyond . . . . . . . . . . .         407,000

5.  RELATED-PARTY TRANSACTIONS/LIQUIDITY ISSUES

    During 1994, the Company encountered liquidity problems that resulted in the Company entering into certain transactions with companies controlled by Oren L. Benton (the "Benton Companies") whereby the Benton Companies (a) assisted in the restructuring of the Citibank, N.A. debt (see Note 4), (b) arranged for an additional $6.0 million loan to the Company to purchase uranium inventory to secure the restructured debt, (c) advanced the Company $2,250,000 to make debt payments prior to the restructuring, which advances were subsequently converted to common stock and (d) committed to provide the Company with an additional $7.0 million of capital (see Note 4). As a consequence of the debt restructuring, the Company assigned most of the 1995 proceeds from its contracts with utilities for the delivery of uranium, to the lender. The debt payments were equal to the Company's expected revenue from these contracts which resulted in almost no proceeds being received by the Company until the fourth quarter of 1995, when the restructured debt was paid in full.

    Further, during January, 1995, when the Benton Companies held effective control of the common stock of the Company, the Company transferred $1.0 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. The specific Benton Companies which were to be part of the planned joint venture did not receive the transferred funds. Because of the Benton Bankruptcy, the realizability of the Company's $1.0 million investment is doubtful. Shortly thereafter, the then Chairman and CFO of the Company, who were also officers of the Benton Companies, transferred $1.08 million out of the Company without the authorization of the Company's Board of Directors. In February, 1995, the Benton Companies filed for bankruptcy. The Company received $300,000 in June, 1995 from the $1.08 million transfer, but $1.78 million of the initial $2.08 million has not been recovered and there can be no assurance that the Company's efforts to pursue remedies will be successful. The Company recorded losses totaling $1.78 million for these transactions in 1995.

    The bankruptcy could also cause a review of the transactions entered into by the Company with the Benton Companies that could potentially result in claims against the Company. The Company is unable to assess what adverse consequences, if any, might result from such review.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



    The Company pursued various options to solve its liquidity problems and discussions regarding alternative financing arrangements. Such efforts resulted in the Company entering into a $6.0 million convertible debt agreement in May, 1995 (see Note 4 - "Long-Term Debt - Lindner Note").

6.  SHAREHOLDERS' EQUITY

COMMON STOCK

Issuance of Treasury Shares

    On May 25, 1995, the Company issued 35,000 shares of the Company's common stock which were held as treasury shares to financial advisors in connection with the Lindner Note as discussed in Note 4.

Conversion of Notes to Oren L. Benton

    On August 19, 1994, the long-term debt of $2,250,000 and related interest owed to Oren L. Benton was converted into 496,040 shares of common stock at a price of $4.75 per share as discussed in Note 4.

Conversion of Uranium Sales Contract

    On November 22, 1994, the Company acquired from EFL a long-term sales contract (Note 3) in exchange for an amount due from EFN and another company affiliated with Mr. Benton, and 736,842 shares of common stock.

WARRANTS

Lindner Warrants

    In connection with the May 1995 Lindner Note as discussed in Note 4, the Company issued a three-year warrant to purchase 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share. The warrants are convertible at any time through May 1998. As of December 31, 1995, 500,000 warrants have been exercised. In addition, the Lindner Note is convertible at any time during the three year term into 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share.

Financial Advisors' Warrants/Options

    On May 25, 1995 the Company issued a three-year warrant to purchase 100,000 shares of the Company's common stock at an initial conversion price of $4.00 per share to certain financial advisors associated with the Lindner Note transaction. The warrants are convertible at any time through May 1998. In addition, the Company granted options to purchase 50,000 shares at an initial conversion price of $4.00 per share. The options are immediately exercisable and expire on March 6, 2000. As of December 31, 1995, none of the warrants and options have been exercised.

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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



Underwriter Warrants

    In connection with the March 1990 public offering, the Company issued to the underwriter, for an aggregate sum of $1,315, Underwriter's Common Stock Purchase Warrants ("Underwriter Warrants"). The Underwriter Warrants were exercisable through March 5, 1994 to purchase 32,886 shares of common stock at a price of $6.60 per share. None of the Underwriter Warrants had been exercised as of December 31, 1993 and they all expired in accordance with their terms on March 5, 1994.

STOCK OPTIONS

Directors Stock Options

    On May 25, 1995, the Company granted options to certain directors of URI, to purchase 200,000 shares of the Company's common stock at an exercise price of $4.50 per share. All such options are immediately exercisable and expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after such holder's death, whichever occurs first. None of these options have been exercised as of December 31, 1995.

    On August 16, 1995, the Company granted options to a director of URI, to purchase 100,000 shares of the Company's common stock at an exercise price of $8.38 per share which was the fair market value of a share of common stock on August 16, 1995. Such options are immediately exercisable and expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after his death, whichever occurs first. None of these options have been exercised as of December 31, 1995.

Other Stock Options

    On July 31, 1995, the Company granted options to a former officer of the Company to purchase 50,000 shares of the Company's common stock at an exercise price of $4.75 per share which was the fair market value of a share of common stock on that date. Such options are immediately exercisable and expire May 31, 1998. None of these options have been exercised as of December 31, 1995.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995


7.  EMPLOYEE STOCK OPTIONS

    The Company has a Directors' Stock Option Plan which provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company's annual meeting. Currently there are 84,000 stock options outstanding under the Directors' Stock Option Plan. Also on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the amended plan to officers and employees. All of the previously outstanding options were canceled upon the effectiveness of the new options. On August 10, 1994, the Board of Directors increased the available options under the Employees' Stock Option Plan and the Directors' Stock Option Plan to 850,000 options and 150,000 options, respectively. On October 11, 1995 the Board of Directors decided to discontinue grants under the Employees' Stock Option Plan. In addition, the Board of Directors approved the adoption of a stock incentive plan covering key employees. The Stock Incentive Plan provides for the grant of 750,000 stock options. These options may be qualified or nonqualified. As of December 31, 1995, there are 35,000 options outstanding under the Stock Incentive Plan. Additional details about the options granted under the stock option plans are as follows:

                                                                                  At December 31, 1995
                                                                  -----------------------------------------------------
                                                                    Options
                                        Exercise      Options       Available     Options       Options       Options
   Date of Grant                         Price        Granted     for Exercise   Exercised     Canceled     Outstanding
   -------------                         ------       -------     ------------   ---------     --------     -----------
January 15, 1992                          $2.94        617,248       115,714      232,796        185,000         199,452
May 22, 1992                              $3.00          2,000           -          1,000          1,000             -
                                                     ---------     ---------    ---------     ----------       ---------
  Balances at December 31, 1992                        619,248       115,714      233,796        186,000         199,452

February 26, 1993                         $2.50         10,000           -          2,500          7,500             -
May 27, 1993                              $3.50          2,000           -            500          1,500             -
                                                     ---------     ---------    ---------     ----------       ---------
  Balances at December 31, 1993                        631,248       115,714      236,796        195,000         199,452

July 11, 1994                             $4.38         20,000         5,000          -              -            20,000
August 10, 1994                           $4.25        140,000         4,000        1,000        120,000          19,000
December 15, 1994                         $5.88          3,000           500          -            1,000           2,000
                                                     ---------     ---------    ---------     ----------       ---------
  Balances at December 31, 1994                        794,248       125,214      237,796        316,000         240,452

February 24, 1995                         $4.13        210,000           -            -          110,000         100,000
April 12, 1995                            $3.88         10,000           -            -              -            10,000
May 26, 1995                              $3.75         40,000           -            -              -            40,000
August 16, 1995                           $8.38        100,000           -            -              -           100,000
August 31, 1995                           $6.88        127,508           -            -              -           127,508
October 11, 1995                          $6.94         35,000           -            -              -            35,000
December 19, 1995                         $5.50          3,000           -           --             --             3,000
                                                     ---------     ---------    ---------     ----------       ---------
  Balances at December 31, 1995                      1,319,756       125,214      237,796        426,000         655,960
                                                     =========      ========   ==========     ==========     ===========

    The exercise price for the options granted under the stock option plans has been the approximate market price of the common stock on the date granted. The terms of the options provide that no options may be exercised for one year after grant, and then for ratable exercise over the subsequent four-year period, with a total exercise period of ten years.

    The exercise price for the options granted under the Stock Incentive Plan has been the approximate market price of the common stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995


8.  FEDERAL INCOME TAXES


    The deferred federal income tax liability consists of the following:

                                                                              December 31,
                                                               ---------------------------------------
                                                                   1995                      1994
                                                               -------------             -------------
         Property development costs - net of amortization      $   7,933,000             $  8,358,000
         Accelerated depreciation                                    125,000                  114,000
         Restoration reserves                                     (1,034,000)                (866,000)
         Net operating loss carryforwards                         (5,971,000)              (5,417,000)
         Valuation allowance and other - net                       1,605,000                  721,000
                                                               -------------             ------------
             Total deferred income tax liability               $   2,658,000             $  2,910,000
                                                               =============             ============

         Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

                                                       For the Twelve Months Ended December 31,
                                   ---------------------------------------------------------------------------
                                           1995                       1994                      1993
                                   ------------------------   ----------------------   -----------------------
                                                 % of Pretax              % of Pretax               % of Pretax
                                       Amount      Income       Amount       Income       Amount       Income
                                   ------------    -------    ----------    -------    -----------   ---------
Pretax income (loss)  . . . . .    $ (1,170,188)              $1,505,224               $  (454,558)
                                   ------------    -------    ----------    -------    -----------   ---------
Pretax income (loss) times
    statutory tax rate  . . . .        (398,000)    (34.0%)      512,000      34.0%       (155,000)     (34.0%)
Increases (reductions) in
    taxes resulting from:
      Percentage depletion  . .         398,000      34.0%      (512,000)    (34.0%)       155,000       34.0%
      Alternative minimum tax .        (234,000)    (20.0%)      299,928      19.9%       (106,608)     (23.5%)
                                   ------------    -------    ----------    -------    -----------   ---------
    Income tax expense
      (benefit) . . . . . . . .    $   (234,000)    (20.0%)   $  299,928      19.9%    $  (106,608)     (23.5%)
                                   ============    =======    ==========    =======    ===========   =========

    The Company's book income for regular federal income tax purposes at December 31, 1995 is entirely sheltered by cumulative percentage depletion and investment tax credit carryforwards. However, under the Alternative Minimum Tax ("AMT") system imposed by the 1986 Tax Reform Act ("the 86 ACT"), these carryforward items may only be utilized on a limited basis resulting in the above tax provisions, which consists entirely of deferred AMT.

    At December 31, 1995, approximately $3,189,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. The Company made income tax payments in 1993 of $36,392. No tax payments were required in 1994 or 1995.

    The Company has available for regular federal income tax purposes at December 31, 1995 estimated net operating loss carryforwards of approximately $17,562,000 which expire primarily in 1998 through 2011, if not previously utilized. At December 31, 1995, the Company had investment tax credit carryforwards of approximately $23,000, after adjusting for the reductions required by the 86 ACT, which expire for regular tax purposes in 1996 through 2000.

9.  OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

                                                                                          December 31,
                                                                              --------------------------------
                                                                                  1995                 1994
                                                                              ----------           -----------
  Reserve for future restoration and reclamation costs,
       net of current portion of $544,000 and $90,000 in
       1995 and 1994 (Note 1) . . . . . . . . . . . . . . . . . . . . . . .   $2,446,151            $2,337,624
  Unearned revenue from Russian matched sales (Note 1)  . . . . . . . . . .      331,200                 --
                                                                              ----------            ----------
       Total other long-term liabilities and deferred credits . . . . . . .   $2,777,351            $2,337,624
                                                                              ==========            ==========

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



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

11. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments approximate fair value as of December 31, 1995. The fair value of debt is estimated based on the discounted value of the future cash flows using borrowing rates currently available to the Company for loans with similar terms and average maturities.

                                                                     SCHEDULE II


                            URANIUM RESOURCES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the Years Ended December 31, 1995, 1994 and 1993


                                                            Additions
                                                  ---------------------------
                                                  Charged
                                     Balance at   to Costs        Charged to
                                     Beginning      and             Other                             Balance at
            Description              of Period    Expenses         Accounts       Deductions(a)     End of Period
            -----------              ---------    --------         --------       --------------    -------------
 Year ended December 31, 1995:
     Accrued restoration costs . .   $2,427,624   $ 596,482     $ 70,153 (b)      $   104,108       $2,990,151(d)

 Year ended December 31, 1994:
     Accrued restoration costs . .   $2,361,297   $ 274,465     $(50,764)(c)      $   157,374       $2,427,624(d)

 Year ended December 31, 1993:
     Accrued restoration costs . .   $2,448,239   $ 292,200     $(79,954)(c)      $   299,188       $2,361,297(d)



_____________________________________________

(a) Deductions represent costs incurred in the restoration process.

(b) Increase resulted primarily from the change in the amounts of restoration provision included in ending uranium inventory.

(c) Decrease resulted primarily from restoration provision amounts in beginning inventory which were expensed in the current year.

(d) Amounts recorded as current liabilities at December 31, 1995, 1994 and 1993 are $544,000, $90,000 and $31,000 respectively.

                                 EXHIBIT INDEX


                                                                                                                        Sequentially
Exhibit                                                                                                                 Numbered
Number           Description                                                                                            Page
 2.1             Note and Warrant Purchase Agreement, dated May 25, 1995, by and among Uranium Resources, Inc., Lindner
                 Investments, a Massachusetts business trust (on behalf of its Lindner Bulwark Fund series), and Lindner
                 Dividend Fund, Inc., a Missouri corporation (filed with the Company's Current Report on Form 8-K dated
                 May 25, 1995)(1)

 3.1             Certificate of Incorporation of the Company (filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1990)(1)

 3.2             Bylaws of the Company (filed with the Company's Form 10 - General Form for Registration of Securities
                 Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission on September 8, 1988)(1)

10.1             Contract dated as of November 17, 1987 and amended as of May 29, 1992 by Hydro Resources, Inc., a wholly-owned subsidiary of Uranium Resources, Inc., and Public Service Company of New Mexico (filed with the Company's Form 8 - Amendment to Application or Report as filed with the Securities and
                 Exchange Commission on December 9, 1988)(1)(2)

10.2             Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated April 5, 1994 between Uranium
                 Resources, Inc., URI, Inc. and Pacific Gas & Electric Company (filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, including the Company's Form 10-K/A filed
                 September 1, 1995 and January 30, 1996)(1)(2)

10.3             Agreement for the Sale of Uranium Concentrates dated as of August 23, 1990 between OES Fuel,
                 Incorporated, Uranium Resources, Inc., and URI, Inc. (filed with Post-Effective Amendment No. 3 to the
                 Company's Form S-1 Registration Statement as filed with the Securities and Exchange Commission on
                 December 7, 1990)(1)(2)

10.4             U3O8 Sales Agreement dated September 30, 1988 between GPU Nuclear Corporation and URI, Inc. guaranteed by Uranium Resources, Inc. (filed with the Company's Form 8 - Amendment to Application or Report as
                 filed with the Securities and Exchange Commission on December 9, 1988)(1)(2)


                                                                                                                       Sequentially
Exhibit                                                                                                                Numbered
Number           Description                                                                                           Page
10.5             Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company's Form S-1
                 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on
                 February 20, 1990)(1)

10.6             Amended and Restated Directors' Stock Option Plan (filed with the Registration Statement on Form S-8
                 (File No. 3330-00349) on January 22, 1996)(1)

10.7             Amended and Restated Employees' Stock Option Plan (filed with the Registration Statement on Form S-8
                 (File No. 333-00403) on January 22, 1996)(1)

10.8             1995 Stock Incentive Plan (filed with the Company's Registration Statement (File No. 333-00405) on Form
                 S-8 on January 22, 1996)(1)

10.9             Non-Qualified Stock Option Agreement dated August 16, 1995, between Uranium Resources, Inc. and Leland
                 O. Erdahl

10.10            Non-Qualified Stock Option Agreement dated May 25, 1995, between Uranium Resources, Inc. and George R.
                 Ireland

10.11            Non-Qualified Stock Option Agreement dated May 25, 1995, between Uranium Resources, Inc. and James B.
                 Tompkins

10.12            Stock Option Agreement dated March 6, 1995, between Uranium Resources, Inc. and James P. Congleton, as amended on May 25, 1995

10.13            Warrant to Purchase Common Stock dated May 25, 1995, between Uranium Resources, Inc. and Grant
                 Bettingen, Inc.

10.14            Non-Qualified Stock Option Agreement dated July 31, 1995, between Uranium Resources, Inc. and Wallace
                 M. Mays (filed with the Registration Statement on Form S-8 (File No. 33-64481) on November 21, 1995)(1)

22.1             Subsidiaries of the Company

23.1             Consent of Independent Public Accountants

27               Financial Data Schedule

(1) Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

(2) Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.