Form 10-Q
period 1996-03-31
URANIUM RESOURCES INC /DE/
filed 1996-05-15
CIK 839470

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996 or

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

                                   Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock               Number of Shares Outstanding
- -----------------------------------               ----------------------------
   Common Stock, $.001 par value                  8,758,527 as of May 10, 1996

- ------------------------------------------------------------------------------

                            URANIUM RESOURCES, INC.
                    1996 FIRST QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                          Consolidated Balance Sheets -
                           March 31, 1996 (Unaudited) and
                           December 31, 1995                                3

                          Consolidated Statements of Operations -
                           Three Months Ended March 31, 1996 and 1995
                           (Unaudited)                                      5

                          Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 1996
                           and 1995 (Unaudited)                             6

                          Notes to Consolidated Financial
                           Statements - March 31, 1996 (Unaudited)          7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

PART II -- OTHER INFORMATION                                                11

SIGNATURES                                                                  12

INDEX TO EXHIBITS                                                           E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1996 AND DECEMBER 31, 1995 (NOTE 1)

                                     ASSETS

                                                       MARCH 31,            DECEMBER 31,
                                                         1996                  1995
                                                      ------------         ------------
                                                      (Unaudited)
Current assets:
 Cash and cash equivalents                            $  2,480,958         $  4,715,942
 Short-term investments:
   Certificate of deposit, restricted                    1,129,335              712,094
 Receivables                                             1,461,069            4,005,191
 Uranium inventory                                       1,400,310              663,487
 Materials and supplies inventory                          139,811              126,180
 Prepaid and other current assets                          210,992              127,519
                                                      ------------         ------------

   Total current assets                                  6,822,475           10,350,413
                                                      ------------         ------------

Property, plant and equipment, at cost:
 Uranium properties                                     59,208,660           56,735,549
 Other property, plant and equipment                       505,266              493,879
 Less - accumulated depreciation and depletion         (20,795,835)         (19,929,621)
                                                      ------------         ------------
   Net property, plant and equipment                    38,918,091           37,299,807

Other assets                                               445,866              434,897
                                                      ------------         ------------
                                                      $ 46,186,432         $ 48,085,117
                                                      ============         ============

     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1996 AND DECEMBER 31, 1995 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     MARCH 31,           DECEMBER 31,
                                                                       1996                  1995
                                                                   ------------         ------------
                                                                   (Unaudited)
Current liabilities:
 Accounts payable                                                  $  1,016,875         $  2,464,512
 Accrued interest payable                                                43,065               39,843
 Current portion of long-term debt                                      440,000              350,000
 Royalties payable                                                      605,875              811,686
 Unearned revenue                                                       276,721              528,970
 Current portion of restoration reserve                                 898,000              544,000
 Other accrued liabilities                                              786,581              901,707
                                                                   ------------         ------------

   Total current liabilities                                          4,067,117            5,640,718
                                                                   ------------         ------------

Other long-term liabilities and deferred credits                      2,582,993            2,777,351

Long-term debt, less current portion                                  7,047,507            7,137,507

Deferred federal income taxes                                         2,568,000            2,658,000

Shareholders' equity:
 Common stock, $.001 par value, 12,500,000 shares
 authorized; shares issued and outstanding (net of treasury
 shares): 1996 - 8,754,777; 1995 - 8,645,698                              8,907                8,798

Paid-in capital                                                      18,037,604           17,626,510

Retained earnings                                                    11,883,722           12,245,651
                                                                   ------------         ------------
                                                                     29,930,233           29,880,959

Less: Treasury stock (152,500 shares), at cost                           (9,418)              (9,418)
                                                                   ------------         ------------
   Total shareholders' equity                                        29,920,815           29,871,541
                                                                   ------------         ------------
                                                                   $ 46,186,432         $ 48,085,117
                                                                   ============         ============


     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (NOTE 1)
                                  (UNAUDITED)

                                                             MARCH 31,           MARCH 31,
                                                               1996                1995
                                                            -----------         -----------
Revenues:
 Uranium sales -
 Produced uranium                                           $ 1,386,880         $      --
 Purchased uranium                                              944,545           1,251,013
                                                            -----------         -----------

  Uranium sales                                               2,331,425           1,251,013

Costs and expenses:
 Cost of uranium sales -
  Direct cost of purchased uranium                              580,125             612,813
  Royalties                                                     105,875                --
  Operating expenses                                            688,791             245,584
  Provision for restoration and reclamation costs               103,561                --
  Depreciation and depletion                                    450,378              40,465
  Loss on termination of joint venture                             --             1,000,953
  Loss on transfer to stockholder                                  --             1,080,000
 Corporate expenses -
  General and administrative                                    818,844             636,575
  Depreciation                                                    5,320               7,319
                                                            -----------         -----------

   Total costs and expenses                                   2,752,894           3,623,709
                                                            -----------         -----------

Loss from operations                                           (421,469)         (2,372,696)

Other income (expense):
 Interest expense, net of capitalized interest                 (102,899)           (154,980)
 Interest and other income, net                                  72,439              48,233
                                                            -----------         -----------
Loss before income tax benefit                                 (451,929)         (2,479,443)

Federal income tax benefit:
 Deferred                                                       (90,000)           (495,000)
                                                            -----------         -----------

Net loss                                                    $  (361,929)        $(1,984,443)
                                                            ===========         ===========

Net loss per common and common equivalent share             $     (0.04)        $     (0.25)
                                                            ===========         ===========

Weighted average common shares and common equivalent
 shares per share data                                        8,702,662           8,024,607
                                                            ===========         ===========


     The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (NOTE 1)
                                  (UNAUDITED)


                                                                       MARCH 31,            MARCH 31,
                                                                         1996                 1995
                                                                      -----------         -----------
Cash flows from operations:
 Net loss                                                             $  (361,929)        $(1,984,443)
 Reconciliation of net income to cash provided by operations-
  Provision for restoration and reclamation costs                         103,561                --
  Depreciation and depletion                                              455,698              47,784
  Credit for deferred income taxes                                        (90,000)           (495,000)
  Decrease in restoration and reclamation accrual                         (14,781)            (22,243)
  Other non-cash items, net                                                67,035              46,480
                                                                      -----------         -----------
 Cash flow provided by (used in) operations, before changes in
  operating working capital items                                         159,584          (2,407,422)
 Effect of changes in operating working capital items -
  (Increase) decrease in receivables                                    2,544,122             (27,628)
  (Increase) decrease in inventories                                     (287,382)            612,221
  Increase in prepaid and other current assets                           (150,508)           (122,416)
  Increase (decrease) in payables and accrued liabilities              (2,017,601)            830,256
                                                                      -----------         -----------

Net cash provided by (used in) operations                                 248,215          (1,114,989)
                                                                      -----------         -----------

Investing activities:
 Increase in investments                                                 (417,241)               (130)
 Additions to property, plant and equipment -
  Kingsville Dome                                                      (1,196,864)            (29,893)
  Rosita                                                                 (849,578)           (215,994)
  Churchrock                                                             (146,019)           (166,473)
  Crownpoint                                                             (167,570)            (54,186)
  Other property                                                         (107,565)            (22,245)
 Increase in other assets                                                  (9,565)               --
                                                                      -----------         -----------

Net cash used in investing activities                                  (2,894,402)           (488,921)
                                                                      -----------         -----------

Financing activities:
 Proceeds from borrowings                                                    --                90,000
 Payments and refinancings of principal                                      --            (1,247,487)
 Issuance of common stock                                                 411,203             277,265
                                                                      -----------         -----------

Net cash provided by (used in) financing activities                       411,203            (880,222)
                                                                      -----------         -----------

Net decrease in cash and cash equivalents                              (2,234,984)         (2,484,132)
Cash and cash equivalents, beginning of period                          4,715,942           2,527,600
                                                                      -----------         -----------

Cash and cash equivalents, end of period                              $ 2,480,958         $    43,468
                                                                      ===========         ===========


     The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

         For the quarter ended March 31, 1996, the Company's cash and cash equivalents decreased $2,235,000 as compared to a decrease of $2,484,000 for 1995. The Company's uranium operations generated positive cash flow from operations of $248,000 for the quarter ended March 31, 1996, in comparison to negative cash flow from operations in the same period in 1995 of $1,115,000. The Company's net working capital at March 31, 1996 was $2,755,000.

         During January, 1995, when companies controlled by Oren L. Benton (the "Benton Companies") held effective control of the common stock of the Company, the Company transferred $1 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. Because of the Benton Bankruptcy, the realizability of the Company's $1 million investment is doubtful. Shortly thereafter, an additional $1,080,000 was transferred to or for the benefit of Mr. Benton or certain Benton Companies without the authorization of the Company's Board of Directors. In February, 1995, Mr. Benton and certain of the Benton Companies filed for bankruptcy. In June, 1995, the Company recovered $300,000 of the unauthorized transfer, however the remaining $1.78 million has not been recovered and there can be no assurance that the Company's efforts to pursue remedies will be successful. A loss for these transactions was recorded in 1995 which resulted in a reduction of $1.78 million ($2.08 million for the quarter ended March 31, 1995) in the Company's equity.

Investing Cash Flows

         The Company resumed development activities at its Rosita site during the second quarter of 1995 and uranium production began in June, 1995. During the three months ending March 31, 1996, $850,000 in development expenditures were incurred at Rosita. Capital expenditures to be incurred for the remainder of 1996 at Rosita, primarily for additional wellfield development, are expected to be approximately $3,458,000. Significant development activities at the Company's Kingsville Dome facility began in December, 1995 and resulted in commencement of production at this site in April, 1996. Capital expenditures at Kingsville Dome during the three months ending March 31, 1996 totaled $1,197,000 and are expected to be $4,232,000 for the remainder of 1996. Additional capital expenditures including permitting, land acquisition and land holding costs at Churchrock, Crownpoint and Vasquez are expected to amount to approximately $916,000. Approximately $421,000 was incurred on these properties during the first quarter of 1996. The Company expects to fund its 1996 operations and capital expenditures from cash on hand, sales proceeds under 1996 uranium deliveries from its existing sales contracts, additional spot market uranium sales and through additional sources of financing or equity infusions. Long-term operating and capital needs are expected to be satisfied through future sales proceeds from current and additional uranium delivery commitments and through additional financing and/or equity sources.

         During the three months ended March 31, 1995 $216,000 in development expenditures were incurred at the Company's Rosita property. Capital expenditures at the Company's other properties in the same period totaled approximately $273,000.

Financing Cash Flows

         In the first quarter of 1996 the Company generated $411,000 from issuance of approximately 110,000 shares of common stock upon the exercise of certain employee stock options. In the same period in 1995, approximately $880,000 was used in financing activities from the net repayment of principal borrowings of $1,158,000 which were partially offset by inflows of $277,000 from the issuance of approximately 95,000 shares of common stock generated by employee stock option exercises.

ENVIRONMENTAL ASPECTS

         The Company utilizes in situ leach ("ISL") solution mining technology as its only mining method. Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". Nevertheless, the Company is highly regulated. Its primary environmental costs to date have been related to obtaining and complying with environmental mining permits and, once mining is completed, the reclamation and restoration of the surface areas and underground water quality to a condition consistent with applicable requirements. Accruals for the estimated future cost of such activities are made on a per-pound basis as part of production costs. See also Note 1 - "Restoration and Reclamation Costs" of Notes to Consolidated Financial Statements in the Company's Form 10-K as of December 31, 1995.

RESULTS OF OPERATIONS

         Revenues, earnings from operations and net income for the Company can fluctuate significantly on a quarter to quarter basis during the year because of the timing of deliveries requested by its utility customers. The Company's customers have generally elected, where possible, to take delivery of the bulk of the annual deliveries under their long-term sales contracts later in each year. Accordingly, operating results for any quarter or year-to-date period are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or the entire year.

Three Months Ended March 31, 1996 and 1995

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                         Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        1996              1995
                                                      ---------        ---------
                                                       (In thousands, except per
                                                             pound data)
Uranium sales revenue                                 $   2,331        $   1,251

Total pounds delivered                                    158.8             66.3

Average sales price/pound                             $   14.69        $   18.88

Pounds produced                                             186             --
Pounds purchased                                             49             --

Average production cost of produced pounds            $    8.96              N/A

Average cost of purchased pounds                      $   11.90             --

Average cost of produced pounds sold                  $    8.45             --
Average cost of purchased pounds sold                 $   11.90        $    9.25

         Revenue from uranium sales in the first quarter of 1996 increased by $1,080,000 from 1995 levels. Total uranium deliveries in 1996 increased by 93,000 pounds from those made in the three months ended March 31, 1995. This increase was primarily a result of a sale of 110,000 pounds in the first quarter of 1996 under the matched sale provision of the Amendment to the Russian Federations Suspension Agreement (the "Amendment"); this delivery consisted entirely of URI produced uranium. No deliveries under the Amendment were made during the first quarter of 1995. Sales under the Company's long-term contracts not subject to the Amendment totaled 49,000 pounds in the first quarter of 1996 compared to deliveries in the same period in 1995 of 66,000 pounds. The average sales price per pound for these 1996 deliveries under URI long-term contracts was $19.38 and the average sales price per pound for the 1995 long-term contract deliveries was $18.88 per pound. Changes in the market price of uranium can have a significant impact on the Company's results of operations.

         Details of the cost of uranium sales were as follows:

                                                             Three Months Ended
                                                            --------------------
                                                             1996          1995
                                                            ------        ------
                                                               (In thousands)
Cost of purchased uranium                                   $  580        $  613
Royalties                                                      106          --
Operating expenses                                             689           246
Provision for restoration and reclamation costs                104          --
Depreciation and depletion of uranium properties               450            40
Loss on termination of joint venture                          --           1,001
Loss on transfer to stockholders                              --           1,080
                                                            ------        ------
 Total cost of uranium sales                                $1,929        $2,980
                                                            ======        ======

         The Company resumed production at its Rosita facility in June, 1995 and produced over 186,000 pounds as the Company wound down production from wellfield 3 at Rosita and commenced production from new wellfields 4 and 5. Recovery from wellfield 3 has exceeded 95% of its in-place reserve estimates which is over 10% more than originally anticipated. Production costs at Rosita for the three months ended March 31, 1996 averaged $8.96 per pound versus the $10.40 originally projected.

         The average cost of uranium purchases made in the first quarter of 1996 was $11.90 per pound. Deliveries in 1996 consisted of 49,000 purchased pounds, at an average cost per pound of $11.90, and 110,000 produced pounds at $8.45 per pound. During the first quarter of 1995, the Company delivered 66,000 purchased pounds at an average cost per pound of $9.25. Operating expenses attributable directly to the sale of the Company's produced pounds totaled $396,000 in the first quarter of 1996. No produced pounds were sold in the same period in 1995.

         Total operating expenses and depreciation and depletion in the first three months of 1996 and 1995 include standby costs for the Kingsville Dome and Rosita facilities. These costs have been recorded as direct charges to operations. Standby costs for 1996 and 1995 were $313,000 and $286,000, respectively.

         Royalties in the first three months of 1996 totaled $106,000. No royalties were incurred in 1995. The increase in 1996 is directly attributable to the resumption of production at Rosita and the corresponding sales of URI product.

         The provision for restoration and reclamation in the first three months of 1996 consists entirely of the provision for Rosita production sold of $104,000 ($0.93 per pound).

         The depreciation and depletion provision in the first quarter of 1996 consisted of the $3.91 rate per pound for Rosita production sold of $430,000 and Kingsville Dome depreciation while on standby of $21,000. The first quarter 1995 provision for depreciation and depletion is comprised entirely of Rosita and Kingsville Dome depreciation while on standby of $40,000.

         Corporate expenses consisting of general and administrative ("G & A") expenses increased to $824,000 in the first quarter of 1996 from $644,000 in the first quarter of 1995. This increase resulted primarily from employee incentive bonuses awarded in the first quarter of 1996 ($105,000) and costs in part related to legal actions the Company is aggressively pursuing against certain companies affiliated with Mr. Oren L. Benton ($116,000) related to the improper transfer of $1,080,000 from the Company in the first quarter of 1995.

         Loss from operations in the first quarter of 1996 was $421,000 compared to a loss in the first quarter of 1995 of $2,373,000. This change was attributable to the losses from the termination of the joint venture ($1,001,000) and loss on unauthorized transfers ($1,080,000) made in 1995.

         Total interest costs for the first quarter of 1996, including capitalized amounts, decreased by $52,000 compared to 1995. This decrease to $103,000 from $155,000 in 1995 resulted from lower average outstanding debt balances related primarily to the bank debt with Union Bank of Switzerland in 1995.

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


                                                URANIUM RESOURCES, INC.



Dated: May 10, 1996                             By: /S/ Paul K. Willmott
                                                   ----------------------
                                                   Paul K. Willmott
                                                   Director, President and
                                                   Chief Executive Officer




Dated: May 10, 1996                             By: /S/ Thomas H. Ehrlich
                                                   -----------------------
                                                   Thomas H. Ehrlich
                                                   Vice President - Finance and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT          DESCRIPTION

27               FINANCIAL DATA SCHEDULE