Form 10-K/A
period 1995-12-31
URANIUM RESOURCES INC /DE/
filed 1996-05-21
CIK 839470

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                               (Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates at March 21, 1996 was approximately $57,284,440.

Number of shares of Common Stock outstanding as of March 15, 1996: 8,754,777 shares.

                      Documents Incorporated by Reference:

                     Document                                Location in 10-K
Proxy Statement for 1996 Annual Meeting of Stockholders          Part III

===============================================================================

                            URANIUM RESOURCES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


                               TABLE OF CONTENTS

PART I
         Item 1.  Business............................................................................................. 2

                  General.............................................................................................. 2
                  Affiliation with and Bankruptcy of Oren L. Benton.................................................... 2
                  Liquidity Difficulties and New Capital............................................................... 3
                  The ISL Mining Process............................................................................... 5
                  Regulations.......................................................................................... 6
                  Uranium Prices and Competition....................................................................... 7
                  The Anti-Dumping Suit................................................................................ 8
                  Amendment to the Russian Suspension Agreements.....................................................  10
                  Uranium Sales Contracts............................................................................  11

         Item 2.  Properties.........................................................................................  12

                  Company's Total In-Place Reserves..................................................................  12
                  South Texas Properties.............................................................................  13
                  New Mexico Properties..............................................................................  14

         Item 3.  Legal Proceedings..................................................................................  16

         Item 4.  Submission of Matters to a Vote of Security Holders................................................  16

PART II
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..............................  17

                  Market Information.................................................................................  17
                  Holders............................................................................................  17
                  Dividends..........................................................................................  17

         Item 6.  Selected Financial Data............................................................................  18

         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  19

                  Capital Resources and Liquidity....................................................................  19
                  Environmental Aspects..............................................................................  19
                  Balance Sheet......................................................................................  19
                  Results of Operations..............................................................................  20

         Item 8.  Financial Statements and Supplementary Data........................................................  20

         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............  20

PART III
         Item 10. Directors and Executive Officers of the Registrant.................................................  23

         Item 11. Executive Compensation.............................................................................  23

         Item 12. Security Ownership of Certain Beneficial Owners and Management.....................................  23

         Item 13. Certain Relationships and Related Transactions.....................................................  23

PART IV
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................  24

         SIGNATURES..................................................................................................  25

         Index to Consolidated Financial Statements,                                                          F-1 to F-21

         Auditors' Report, Financial Statements
         and Supplemental Data

         Index to Exhibits                                                                                     E-1 to E-2

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


         The Company's primary source of revenue is derived from its sale of uranium. The Kingsville Dome and Rosita facilities have provided a portion of the uranium inventory required for such sales while these sites were producing. The Company has also purchased a significant amount of uranium through a combination of long-term and spot contracts to secure the inventory necessary to satisfy the obligations under its uranium sales contracts. In recent years, such uranium purchases have comprised the major source for the Company's uranium deliveries but are projected to be less significant with the resumption of production at Kingsville Dome and Rosita.


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


AFFILIATION WITH AND BANKRUPTCY OF OREN L. BENTON



    In 1993 the Company was anticipating liquidity problems due to unexpected reductions in deliveries to its largest customer. Because of the liquidity problems, the Company began discussions with Oren L. Benton of Denver, Colorado, and Mr. Benton agreed to restructure the Company's loans with Citibank N.A. and to provide the Company with additional capital of approximately $7 million. In addition, in order to provide the Company with funds while the Citibank restructuring was being negotiated, Mr. Benton advanced the Company a total of $2,250,000. In consideration of these undertakings, certain shareholders of the Company, including officers and directors of the Company, entered into arrangements with Mr. Benton which gave him the right to acquire their shares or to control the voting of the shares. Those arrangements gave Mr. Benton, initially, control over 53% of the outstanding Common Stock of the Company. Effective March 29, 1995 the arrangements by which Mr. Benton could acquire or exercise control over shares of the Company's Common Stock held by former officers and directors of the Company terminated. This information is based on Schedule 13D's filed with the Securities and Exchange Commission.



    The Company and Mr. Benton completed the above restructuring and related transactions in August 1994 through Nuexco Exchange, A.G., a Swiss company owned by Mr. Benton ("NEAG"). The restructuring resulted in an indebtedness of $12,500,000 owed to NEAG (the "NEAG Notes") and repayment of the Citibank Note. In July and August 1994 a majority of the existing directors of the Company resigned, and Mr. Benton named their replacements. Mr. Benton consummated the various transactions individually or through entities which he owned or controlled, directly or indirectly (hereinafter sometimes referred to collectively as the "Benton Companies"). On February 23, 1995 Mr. Benton and certain of the Benton Companies filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"). Such bankruptcies are hereinafter referred to as the "Benton Bankruptcy."



    As of April 29, 1996 Mr. Benton was the record owner of 516,040 shares of the Company's Common Stock, representing 6.4% of the outstanding Common Stock. On that date CIMM was the record owner of 736,842 shares of Common Stock, representing 9.2% of the outstanding Common Stock. Mr. Benton may be deemed the beneficial owner of CIMM's shares. However, the Company has been informed by counsel to Westinghouse Electric Corporation ("Westinghouse"), that Westinghouse holds CIMM's 736,842 shares pursuant to a pledge of such shares as collateral security to Westinghouse by CIMM on December 6, 1994. Of the shares held of record by Mr. Benton, counsel to Intertech Corporation ("Intertech") has informed the Company that Intertech, by and through its attorneys, holds 496,040 shares pursuant to a pledge of such shares as collateral security under a Stipulation and Agreement dated October 28, 1994 agreed and accepted to by Intertech, Trading and Mr. Benton.



    During 1994 and the first quarter of 1995 the Company engaged in several transactions with Mr. Benton and certain of the Benton Companies which are now in bankruptcy. In August 1994, the Company purchased uranium from one such Company and assigned to it the Company's rights under two uranium purchase contracts. Also in August and September 1994, the Company sold uranium to two other such companies. On November 18, 1994, another Benton Company assigned to the Company its rights under a uranium supply contract with a European utility as payment for the foregoing purchases of uranium and for shares of the Company's Common Stock.



    In January 1995, the Company and a Benton Company entered into an oral agreement to process approximately 2 million pounds of uranium through a mill controlled by Benton Companies (the "Mill Joint Venture"). On January 10, 1995, the Company transferred $1 million to certain Benton Companies under that agreement. The specific Benton Companies which were to be part of the planned joint venture did not receive the transferred funds. Because of the

Benton Bankruptcy the realizability of the Company's $1 million investment is doubtful. On November 18, 1994, the Company entered into a separate agreement to acquire a partnership interest from a Benton Company for the development of uranium properties in Wyoming and South Dakota. The Company agreed to issue 360,000 shares of its Common Stock to EFL in exchange for the partnership interest. Neither the transfer of the partnership interest nor the issuance of the shares has occurred.



    Between January 17, 1995 and January 20, 1995, $1,080,000 of the Company's funds were transferred to certain of the Benton Companies and an individual affiliated with Mr. Benton. Such Benton Companies are now in bankruptcy. The transfer of funds was not authorized by the Company's Board of Directors. The Company is pursuing various actions to recover the $1,080,000 and has recovered $300,000 of the total so far. The ability of the Company to recover the balance is not certain.



    The transfer of the $1,080,000 left the Company without funds to pay its trade creditors and employees. The Benton Bankruptcy will probably delay or prevent implementation of the Mill Joint Venture. The Benton Bankruptcy may also have the result of causing certain of the transactions entered into by the Company with the Benton Companies to be reviewed by the bankrupt estate. Such review could result in the assertion of claims against the Company. At this time the Company is not able to assess whether any of the transactions so described may be adversely affected by the Benton Bankruptcy.






LIQUIDITY DIFFICULTIES AND NEW CAPITAL


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

                   Average Annual Spot Price Per Pound of Uranium
                   ==============================================
                      1978     $43.23       1987        $16.78
                   ----------------------------------------------
                      1979     $42.57       1988        $14.55
                   ----------------------------------------------
                      1980     $31.79       1989        $10.00
                   ----------------------------------------------
                      1981     $24.19       1990        $ 9.76
                   ----------------------------------------------
                      1982     $19.90       1991        $8 .70
                   ----------------------------------------------
                      1983     $22.98       1992        $ 8.53
                   ----------------------------------------------
                      1984     $17.27       1993(1)     $ 9.98
                   ----------------------------------------------
                      1985     $15.60       1994        $ 9.33
                   ----------------------------------------------
                      1986     $17.00       1995        $11.46
                   ==============================================

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

                     PRODUCTION AND CONSUMPTION OF U3 O8(1)
                           (Western World Countries)

====================================================================================================
                                                    TOTAL         TOTAL WESTERN          YEAR END
                                                   WESTERN             WORLD             WESTERN
 YEAR               TOTAL U.S.      TOTAL U.S.      WORLD           CONSUMPTION           WORLD
                    PRODUCTION     CONSUMPTION    PRODUCTION                          INVENTORY (2)
- ----------------------------------------------------------------------------------------------------
                                      (ALL AMOUNTS ARE MILLION POUNDS OF U3 08)
- ----------------------------------------------------------------------------------------------------
 1979                 37.5             21.1           99.6             48.2                 280.1
- ----------------------------------------------------------------------------------------------------
 1980                 43.7             20.7          114.9             42.3                 352.7
- ----------------------------------------------------------------------------------------------------
 1981                 38.5             20.6          114.8             58.3                 409.2
- ----------------------------------------------------------------------------------------------------
 1982                 26.9             20.9          107.7             71.7                 445.2
- ----------------------------------------------------------------------------------------------------
 1983                 21.2             30.5           95.9             80.0                 461.1
- ----------------------------------------------------------------------------------------------------
 1984                 14.9             28.3          101.0             79.1                 483.0
- ----------------------------------------------------------------------------------------------------
 1985                 11.3             34.0           90.6             88.6                 485.0
- ----------------------------------------------------------------------------------------------------
 1986                 13.9             32.3           97.3             93.6                 488.7
- ----------------------------------------------------------------------------------------------------
 1987                 12.4             37.9           95.4            107.4                 476.7
- ----------------------------------------------------------------------------------------------------
 1988                 13.3             39.3           96.8            108.6                 464.9
- ----------------------------------------------------------------------------------------------------
 1989                 13.5             40.2           89.6            120.3                 434.2
- ----------------------------------------------------------------------------------------------------
 1990                 10.2             41.0           74.5            121.8                 386.9
- ----------------------------------------------------------------------------------------------------
 1991                  7.9             42.0           68.2            126.4                 328.7
- ----------------------------------------------------------------------------------------------------
 1992                  5.1             45.5           61.1            124.0                 265.8
- ----------------------------------------------------------------------------------------------------
 1993                  3.0             47.0           57.7            128.7                 194.8
- ----------------------------------------------------------------------------------------------------
 1994                  3.4             39.0           58.3            131.5                 121.6
- ----------------------------------------------------------------------------------------------------
 1995 (estimate)       5.9             47.1           66.0            133.3                  54.3
====================================================================================================

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

                        PRICE                      ANNUAL QUOTA LEVELS
                     ($/LB. U3 O8)            MILLION LBS. U3 O8 EQUIVALENT
                     -------------            -----------------------------
                        $13                                    2.9
                        $14                                    3.5
                        $15                                    4.3
                        $16                                    5.5
                        $17                                    7.7
                        $18                                    11.0
                        $19                                    12.7
                        $20                                    15.8
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

         Under the Amendment, Russian uranium and SWU (Separative Work Units) may be imported to the U.S. if such imports are matched with newly mined U.S. origin uranium and newly produced SWU, respectively, for delivery to and consumption by U.S. utility end-users. The Amendment spans a ten-year period from April 1, 1994 to March 31, 2004 and contains annual import quotas as noted in the following chart:

                     IMPORT          NATURAL URANIUM
                      YEAR             (LBS U3 O8)           SWU
                      ----          -----------------        ---
                      1994*            6,613,860           2,000,000
                      1995*            6,613,860           2,000,000
                      1996             1,930,000              n/a
                      1997             2,710,000              n/a
                      1998             3,600,000              n/a
                      1999             4,040,000              n/a
                      2000             4,230,000              n/a
                      2001             4,040,000              n/a
                      2002             4,890,000              n/a
                      2003             4,300,000              n/a

- ---------
         *The quota volume in these years apply to sales. Deliveries pursuant to these contracts may be delivered in subsequent years.

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

         The following table provides detailed information concerning the Company's sales contracts from 1996 through 2002 (excluding the delivery of Russian uranium under the Amendment) on the basis of prices as escalated through December 31, 1995:

                                                                             1999
                                                                              TO
                                               1996      1997      1998      2002     TOTAL
                                             -------   -------   -------   -------   -------
Number of customers to be delivered to             6         5         4         1       N/A
Total deliveries under long-term contracts
        (thousands of pounds)                    667       794       484       600     2,545
Total sales in  $(in thousands)              $10,628   $11,778     6,838   $ 8,580   $37,824
Average minimum sales price per pound        $ 15.93   $ 14.83   $ 14.13   $ 14.30   $ 14.86

- ---------

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

COMPANY'S TOTAL IN-PLACE RESERVES

         The Company's proved and probable in-place reserves are located primarily at its Kingsville Dome, Rosita and New Mexico projects. The table below shows the Company's interests in the proved and probable reserves at each property as of December 31, 1995, as calculated by the Company's geologists and engineers. The amounts shown are the 100% in- place values (of which recovery of between 65% and 80% is expected by the Company, depending upon geologic characteristics and the overall economics of the projects in comparison to selling prices) and the minimum recoverable amounts using a 65% recovery factor, except as to the reserves at Rosita as to which the Company estimates 75% - 80% recovery factor. The Company believes that the following reserves are economic at current market prices.

                                                                          ESTIMATED
                                                  IN-PLACE RESERVES AT   RECOVERABLE
                                                   DECEMBER 31, 1995      RESERVES
                                                  --------------------  AT DECEMBER 31,
                                                  PROVED      PROBABLE     1995(1)
                                                  ------      --------     ------
                                             (Amounts in thousands of pounds of U3 08)
Texas Properties
   Kingsville Dome                                 1,534       3,375       3,191
   Rosita                                          2,530        --         1,992
   Vasquez                                         2,289       1,452       2,432
New Mexico Properties
   Churchrock
      Section 8                                    6,529        --         4,244
      Section 17 (Old Churchrock)                  3,451       4,992       5,488
      Mancos                                       4,163        --         2,706
   Crownpoint                                     30,870       8,201      25,396
                                                  ------      ------      ------
               TOTALS                             51,366      18,020      45,449
                                                  ======      ======      ======

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


         Wellfield development activities at Kingsville Dome resumed in December, 1995 which lead to the commencement of uranium production in March 1996. Capital expenditures at Kingsville Dome in 1995 totaled approximately $560,000 and are expected to be approximately $5,200,000 in 1996 related primarily to additional wellfield activity. Annualized production levels at Kingsville Dome are approximately 1 million pounds and output in 1996 is expected to top 700,000 pounds.

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


         Development and production activity resumed at Rosita in 1995, with over $2,100,000 in costs being incurred in 1995, the majority of which were primarily related to wellfield development activities. The facility commenced uranium production in June, 1995 and from that date through year-end 1995 achieved output of approximately 610,000 pounds. At December 31, 1995, the property contained approximately 2.5 million pounds of proved and probable in-place reserves (estimated at 2.0 million pounds recoverable). Production from this site is projected to be approximately 1,000,000 pounds in 1996 and the Company plans to incur approximately $4,400,000 in capital costs in 1996, primarily for additional wellfield development on the property.


         The Company is obligated to pay a carved-out production payment royalty of $1.00 per pound on the first 3 million pounds of uranium produced and sold from either Kingsville Dome or Rosita, of which a total of approximately $1,909,000 had been paid as of December 31, 1995


         Vasquez. The Vasquez property, consisting of 842 net acres in two leases, is located in southwestern Duval County less than one mile from State Highway 359. The property contains proved and probable in-place uranium reserves of 3.7 million pounds (estimated 2.4 million pounds recoverable). Lease royalties on the two leases are 6.25%. In 1988, the Company conducted preliminary environmental surveys to be included in the regional environmental assessment required for the Texas Department of Health licensing, collected baseline environmental data and conducted a core leach test to demonstrate leachability and establish restoration characteristics. The permit applications were completed and submitted to the various regulatory agencies. The Company expects the permits to be in place prior to the projected commencement of production in late 1997 or early 1998. Costs related to these permitting activities and land holding costs are expected to be approximately $100,000 in 1996. See Item 1. Business - Regulations.


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


         In order to operate an ISL mine in New Mexico, essentially the same permits are required as in South Texas. In New Mexico, depending on land ownership, the UIC permit is granted by either the New Mexico Environmental Department or the EPA. Radioactive material handling licenses are granted by the NRC. Surface discharge permits are under the jurisdiction of the EPA. To date, all background environmental data has been collected and submitted to the appropriate permitting agencies. The UIC permit for Section 8 was obtained in the fourth quarter of 1989, and the other permits are expected to be obtained in 1996 and 1997. The Company projects additional permitting and related costs to approximate $500,000 to $600,000 in 1996. See Item 1. Business - Regulations. Production from Section 8 in 1997 is planned, assuming that sales contracts at appropriate prices can be obtained on a timely basis and that the Company has adequate financing available on satisfactory terms.


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


         Environmental mining permits and water rights must be obtained before plant construction and wellfield development can commence. See Item 1. Business and Properties - Regulations. It normally takes approximately two years from the initiation of action in order to obtain such permits and water rights. The Company began permitting activities in December 1988, and mining permit applications were filed in 1992. The Company anticipates this permitting will be completed by 1998. Production activities will be dependent on future market conditions and available financing. The Company expects to incur approximately $500,000 to $600,000 in capital expenditures on this project in 1996, primarily for continual permitting activities and for land holding costs.


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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock trades on NASDAQ under the trading symbol URIX. The following table sets forth the high and low sales prices for the Common Stock as reported through NASDAQ for the periods indicated:


                                                  Common Stock
                                                  ------------
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

ITEM 6.  SELECTED FINANCIAL DATA (1)

                                                                YEAR ENDED DECEMBER 31,
                                             1995        1994        1993         1992       1991
                                           --------    --------    --------    --------    --------
STATEMENTS OF OPERATIONS DATA:
Revenue from uranium sales                 $ 21,829    $ 17,334    $ 13,222    $ 17,824    $ 17,655
Cost of uranium sales                       (17,235)    (13,466)    (10,216)    (12,334)     (9,509)
Writedown of uranium properties                (163)       --        (1,945)       --          --
Loss on acceleration of uranium contract       --          (349)       --          --          --
Loss on termination of joint venture         (1,001)       --          --          --          --
Loss on transfer to stockholders               (780)       --          --          --          --
Corporate expenses                           (3,496)     (2,177)     (1,903)     (2,285)     (2,694)
                                           --------    --------    --------    --------    --------

Income (loss) from operations                  (846)      1,342        (842)      3,205       5,452
Interest expense, net                          (525)        (42)        (22)       (499)       (624)
Interest and other income, net                  201         205         409         105         170
                                           --------    --------    --------    --------    --------
Income (loss) before income taxes            (1,170)      1,505        (455)      2,811       4,998
Provision (benefit) for income taxes           (234)        300        (107)        408         929
                                           --------    --------    --------    --------    --------
Net income (loss)                          $   (936)   $  1,205    $   (348)   $  2,403    $  4,069
                                           --------    --------    --------    --------    --------

Income (loss) per share data:
Primary                                    $  (0.12)   $   0.17    $   (.05)   $   0.36    $   0.59
Fully diluted                                 (0.12)       0.17        (.05)       0.36        0.59
Weighted average common stock and
equivalents outstanding:
Primary                                       8,098       7,073       6,640       6,684       7,356
Fully diluted                                 8,098       7,191       6,640       6,756       7,356

Cash flow provided by                      $  5,301    $  5,080    $  6,283    $  9,186    $  1,344
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

- ---------
(1)     Amounts in thousands except per share amounts.

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

        The Company had begun certain development activities at its Rosita site in mid-1994 in anticipation of commencing production in mid-1995. Development halted in January, 1995 subsequent to the unauthorized transfers and the shortage of liquidity experienced from the Benton Companies transactions. The Company, through the cash infusion received under the Lindner Notes resumed capital expenditures at Rosita in May, 1995 and uranium production began in June, 1995. During 1995, $2,109,000 in development expenditures were incurred
at Rosita.   Capital expenditures to be incurred in 1996 at Rosita, primarily for additional wellfield development, are expected to be $4,414,000. Significant development activities at the Company's Kingsville Dome facility began in December, 1995 and resulted in commencement of production at this site in March, 1996. Capital expenditures at Kingsville Dome totalled $561,000 in 1995 and are expected to be $5,209,000 in 1996. Additional capital expenditures including permitting, land acquisition and land holding costs at Churchrock, Crownpoint and Vasquez are expected to amount to $1,185,000 in 1996. Approximately $914,000 in capital expenditures were incurred on these properties in 1995. The Company expects to fund 1996 operations and capital expenditures from cash on hand at year end 1995, sales proceeds under 1996 uranium deliveries from its existing long-term contacts, additional spot market uranium sales and through additional sources of financing or equity infusions. Long-term operating and capital needs are expected to be satisfied through future sales proceeds from current and additional uranium delivery commitments and through additional financing and/or equity sources.

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

Years Ended December 31, 1995, 1994  and 1993

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                      (In thousands, except per pound data)
                                                         1995         1994         1993
                                                      ----------   ----------   ----------
         Uranium sales revenue (1)                    $   21,829   $   17,334   $   13,222
         Total pounds delivered                            1,633        1,081          753
         Average sales price/pound (2)                $    15.64   $    16.03   $    17.56
         Pounds produced                                     612            0            0
         Pounds purchased                                    660        1,329          510
         Average production cost of produced pounds   $    10.09          N/A          N/A
         Average cost of purchased pounds             $     9.52   $    10.07   $    11.24
         Average cost of produced pounds sold         $    10.28   $    13.60   $    12.96
         Average cost of purchased pounds sold        $     9.41   $    10.68   $    10.88

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

         Details of the cost of uranium sales were as follows:

                                                             1995       1994     1993
                                                            -------   -------   -------
                                                                   (In thousands)
         Cost of purchased uranium                          $10,315   $10,861   $ 7,200
         Royalties                                              432        37        57
         Operating expenses                                   2,738     1,743     1,825
         Provision for restoration and reclamation costs        597       274       292
         Depreciation and depletion of uranium properties     3,154       551       842
         Loss on termination of joint venture                 1,001      --        --
         Loss on transfer to stockholders                       780      --        --
         Writedown of uranium properties                        163      --       1,945
                                                            -------   -------   -------
                 Total cost of uranium sales                $19,180   $13,466   $12,161
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


Date:  March 27, 1996

                                URANIUM RESOURCES, INC.


                                By:          /s/  Paul K. Willmott
                                         ----------------------------------
                                         Paul K. Willmott, President and
                                         Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                               Date
        ---------                                               ----

         /s/ Paul K. Willmott                                   March 27, 1996
        -------------------------------------
        Paul K. Willmott,
        Director, President and Chief Executive Officer


         /s/ Thomas H. Ehrlich                                  March 27, 1996
        -------------------------------------
        Thomas H. Ehrlich,
        Vice President - Finance and Chief Financial Officer
        (Principal Financial and Accounting Officer)


         /s/ Leland O. Erdahl                                   March 27, 1996
        -------------------------------------
        Leland O. Erdahl, Director


         /s/ George R. Ireland                                  March 27, 1996
        -------------------------------------
        George R. Ireland, Director


         /s/ James B. Tompkins                                  March 27, 1996
        -------------------------------------
        James B. Tompkins, Director

             URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants...................................F-2
Consolidated Balance Sheets................................................F-3
Consolidated Statements of Operations......................................F-5
Consolidated Statements of Common Shareholders' Equity.....................F-6
Consolidated Statements of Cash Flows......................................F-7
Notes to Consolidated Financial Statements.................................F-8

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


                           ADDITIONAL FINANCIAL DATA


Financial statement schedules for the years ended
December 31, 1995, 1994 and 1993:

 II   -  Valuation and qualifying accounts and reserves....................F-21

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


  /s/   Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Dallas, Texas
   February 28, 1996

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                December 31,
                                                       ----------------------------
                                                           1995             1994
                                                       ------------    ------------
Current assets:
   Cash and cash equivalents .......................   $  4,715,942    $  2,527,600
   Short-term investments -
       Certificate of deposit, restricted ..........        712,094         562,211
   Receivables .....................................      4,005,191          52,740
   Uranium inventory ...............................        663,487       4,031,611
   Materials and supplies inventory ................        126,180         162,417
   Prepaid and other current assets ................        127,519          96,751
                                                       ------------    ------------
          Total current assets .....................     10,350,413       7,433,330
                                                       ------------    ------------

Property, plant and equipment, at cost:
   Uranium properties ..............................     56,735,549      53,210,132
   Other property, plant and equipment .............        493,879         461,918
   Less - accumulated depreciation and depletion ...    (19,929,621)    (16,345,645)
                                                       ------------    ------------
          Net property, plant and equipment ........     37,299,807      37,326,405

Other assets .......................................        434,897          90,491
                                                       ------------    ------------
                                                       $ 48,085,117    $ 44,850,226
                                                       ============    ============


     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  December 31,
                                                                        ----------------------------
                                                                             1995           1994
                                                                        ------------    ------------
Current liabilities:
   Accounts payable .................................................   $  2,464,512    $  1,283,265
   Short-term notes .................................................           --         7,739,225
   Accrued interest payable .........................................         39,843          27,744
   Current portion of long-term debt ................................        350,000          82,000
   Royalties payable ................................................        811,686         509,606
   Unearned revenue .................................................        528,970            --
   Current portion of restoration reserve ...........................        544,000          90,000
   Other accrued liabilities ........................................        901,707         246,790
                                                                        ------------    ------------
       Total current liabilities ....................................      5,640,718       9,978,630
                                                                        ------------    ------------
Other long-term liabilities and deferred credits ....................      2,777,351       2,337,624
Long-term debt, less current portion ................................      7,137,507       1,405,507
Deferred federal income taxes .......................................      2,658,000       2,910,000
Commitments and contingencies - Note 10
Shareholders' equity:
   Common stock, $.001 par value, 12,500,000 shares authorized;
   shares issued and outstanding (net of treasury shares):
       1995 - 8,645,698; 1994 - 7,954,683 ...........................          8,798           8,142
   Paid-in capital ..................................................     17,626,510      15,040,064
   Retained earnings ................................................     12,245,651      13,181,839
                                                                        ------------    ------------
                                                                          29,880,959      28,230,045
   Less:  Treasury stock: (1995 - 152,500; 1994 -187,500 shares),
       at cost ......................................................         (9,418)        (11,580)
                                                                        ------------    ------------
       Total shareholders' equity ...................................     29,871,541      28,218,465
                                                                        ------------    ------------
                                                                        $ 48,085,117    $ 44,850,226
                                                                        ============    ============



     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    Year Ended December 31,
                                                         --------------------------------------------
                                                             1995            1994           1993
                                                         ------------    ------------    ------------
Revenues:
  Uranium sales -
   Produced uranium ..................................   $  7,194,655    $    958,569    $  1,341,219
   Purchased uranium .................................     14,634,591      16,375,328      11,880,873
                                                         ------------    ------------    ------------
      Uranium sales ..................................     21,829,246      17,333,897      13,222,092
Costs and expenses:
  Cost of uranium sales -
   Direct cost of purchased uranium ..................     10,314,611      10,860,546       7,200,319
   Royalties .........................................        432,050          37,254          56,664
   Operating expenses ................................      2,738,420       1,742,669       1,824,756
   Provision for restoration and reclamation costs ...        596,482         274,465         292,200
   Depreciation and depletion ........................      3,153,793         550,802         842,367
   Loss on termination of joint venture ..............      1,000,953            --              --
   Loss on transfer to stockholder ...................        780,000            --              --
   Writedown of uranium properties and other
      uranium assets .................................        163,145       1,944,645

  Loss on acceleration of uranium contract ...........           --           349,265            --
Corporate expenses -
   General and administrative ........................      3,467,639       2,146,323       1,866,741
   Depreciation ......................................         28,235          30,588          36,062
                                                         ------------    ------------    ------------
      Total costs and expenses .......................     22,675,328      15,991,912      14,063,754
                                                         ------------    ------------    ------------
Earnings (loss) from operations ......................       (846,082)      1,341,985        (841,662
Other income (expense):
  Interest expense, net of capitalized interest ......       (525,369)        (41,564)        (22,213)
  Interest and other income, net .....................        201,263         204,803         409,317
                                                         ------------    ------------    ------------
Income (loss) before federal income taxes ............     (1,170,188)      1,505,224        (454,558
Federal income tax provision (benefit):
  Current ............................................         18,000             (72)        (15,608)
  Deferred ...........................................       (252,000)        300,000         (91,000)
                                                         ------------    ------------    ------------
Net income (loss) ....................................   $   (936,188)   $  1,205,296     $(347,950 )
                                                         ============    ============    ============
Net income (loss) per common and
  common equivalent share ............................   $      (0.12)   $       0.17    $      (0.05)
                                                         ============    ============    ============


      The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY



                                                                        Common
                                               Common Stock             Stock
                                       ---------------------------     Purchase         Paid-In       Retained         Treasury
                                          Shares         Amount        Warrants         Capital       Earnings          Stock
                                       ------------   ------------   ------------    ------------   ------------    ------------
Balances, December 31, 1992 ........      6,640,020   $      6,828   $    349,704    $  7,961,217   $ 12,324,493    $    (11,580)
  Net loss .........................           --             --             --              --         (347,950)           --
                                       ------------   ------------   ------------    ------------   ------------    ------------
Balances, December 31, 1993 ........      6,640,020          6,828        349,704       7,961,217     11,976,543         (11,580)
  Net income .......................           --             --             --              --        1,205,296            --
  Issuance of common stock -
   exercise of employee stock
   options .........................         81,781             81           --           240,475           --              --
  Conversion of long-term debt .....        496,040            496           --         2,355,693           --              --
  Conversion of uranium sales
   contract ........................        736,842            737           --         3,584,756           --              --
  Expiration of common stock
   purchase warrants ...............           --             --         (349,704)        349,704           --              --
  Waiver of loan fees
   from affiliate ..................           --             --             --           548,219           --              --
                                                      ------------   ------------    ------------   ------------    ------------
Balances, December 31, 1994 ........      7,954,683          8,142              0      15,040,064     13,181,839         (11,580)
  Net loss .........................           --             --             --              --         (936,188)           --
  Issuance of common stock -
   exercise of employee/director
   stock options ...................        156,015            156           --           458,908           --              --
   exercise of stock warrants ......        500,000            500           --         1,999,500           --              --
  Treasury shares issued ...........         35,000           --             --           128,038           --             2,162
                                       ------------   ------------   ------------    ------------   ------------    ------------
Balances, December 31, 1995 ........      8,645,698   $      8,798   $          0    $ 17,626,510     12,245,651    $     (9,418)
                                       ============   ============   ============    ============   ============    ============



      The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Year Ended December 31,
                                                               -----------------------------------------
                                                                   1995           1994           1993
                                                               -----------    -----------    -----------
Cash flows from operations:
  Net income (loss) ........................................   $  (936,188)   $ 1,205,296    $  (347,950)
  Reconciliation of net income (loss) to cash
     provided by operations -
     Provision for restoration and reclamation costs .......       596,482        274,465        292,200
     Depreciation and depletion ............................     3,182,028        581,390        878,429
     Loss on acceleration of uranium contract ..............          --          349,265           --
     Writedown of uranium properties and other
        uranium assets .....................................       163,145           --        1,944,645
     Amortization of other assets ..........................          --          119,307        298,405
     Provision (benefit) for deferred income taxes .........      (252,000)       300,000        (91,000)
     Decrease in restoration and reclamation accrual .......      (104,108)      (157,374)      (299,188)
     Other non-cash items, net .............................       401,711        426,950        342,597
                                                               -----------    -----------    -----------
  Cash flow provided by operations, before changes in
     operating working capital items .......................     3,051,070      3,099,299      3,018,138
  Effect of changes in operating working capital items -
     Increase in receivables ...............................    (3,952,451)      (313,197)      (501,755)
     Decrease in inventories ...............................     3,761,066      3,957,339      2,048,358
     Increase in prepaid and other current assets ..........      (238,201)      (188,749)      (203,078)
     (Decrease) increase in payables
        and accrued liabilities ............................     2,679,313     (1,474,311)     1,921,244
                                                               -----------    -----------    -----------
Net cash provided by operations ............................     5,300,797      5,080,381      6,282,907
                                                               -----------    -----------    -----------
Investing activities:
  (Increase) decrease in investments .......................      (149,883)      (522,843)        30,131
  Additions to property, plant and equipment -
     Kingsville Dome .......................................      (560,772)      (125,219)      (202,289)
     Rosita ................................................    (2,108,508)    (1,404,922)      (266,486)
     Churchrock ............................................      (477,686)      (883,678)    (1,282,979)
     Crownpoint ............................................      (291,394)      (682,785)    (1,143,135)
     Other property ........................................      (144,833)       (86,098)      (206,572)
  Increase in other assets .................................       (99,218)        (1,221)      (114,678)
                                                               -----------    -----------    -----------
Net cash used in investing activities ......................    (3,832,294)    (3,706,766)    (3,186,008)
                                                               -----------    -----------    -----------
Financing activities:
  Proceeds from borrowings .................................     6,135,000      2,250,000        700,000
  Payments and refinancings of principal ...................    (7,874,225)    (8,017,047)    (2,974,401)
  Issuance of common stock and warrants, net ...............     2,459,064        240,556           --
  Proceeds from sale of uranium sales contract .............          --        4,150,735           --
                                                               -----------    -----------    -----------
Net cash provided by (used in) financing activities ........       719,839     (1,375,756)    (2,274,401)
                                                               -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents .......     2,188,342         (2,141)       822,498
Cash and cash equivalents, beginning of period .............     2,527,600      2,529,741      1,707,243
                                                               -----------    -----------    -----------
Cash and cash equivalents, end of period ...................   $ 4,715,942    $ 2,527,600    $ 2,529,741
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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



         Additional disclosures of cash flow information follow:

                                               Twelve Months Ended December 31,
                                              ----------------------------------
                                                1995         1994         1993
                                              --------     --------     --------
Cash paid during the period for:
    Interest ............................     $524,009     $755,902     $660,677
    Income taxes ........................         --           --         36,392

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

3.       CONTRACT COMMITMENTS

SALES CONTRACTS

         The Company has entered into several long-term contract commitments to sell uranium. Included in URI's long-term contracts are sales to be made under the Amendment to the Russian Suspension Agreements (the "Amendment"). Such sales involve the sale of Russian origin uranium providing it is matched with U.S. uranium mined after March 11, 1994. Under these arrangements, the Russian uranium is essentially sold at its approximate purchase price. As a result, these "pass- through" sales of Russian pounds are not expected to have a significant impact on the future profitability of the Company's operations. Total future sales of uranium concentrates (excluding the Russian component of sales made under the Amendment) of approximately 2,545,000 pounds represent future revenues of approximately $40,040,000 over the various contract periods from January 1, 1996 through 2002. The average current price of such future contracted deliveries, with escalation calculated through December 31, 1995, is $15.73. All of the contracts contain provisions which provide for escalation of between 80% and 100% of future inflation indices.

         All revenues for the twelve months ended December 31, 1995 were from sales to ten customers, three of which represented more than 10% of total revenues. Sales to these three customers totaled $5,040,000, $3,011,000 and $2,600,000 during 1995. All revenues for the twelve months ended December

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



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

SUMMARY OF LONG-TERM DEBT

                                                             At December 31,
                                                       ------------------------
                                                          1995           1994
                                                       ----------     ----------
Long-term debt of the Company consists of:
    Lindner Note .................................     $6,000,000     $     --
    Purchase money obligation -
        Sales contract acquisitions ..............      1,080,453      1,080,453
Crownpoint property (Note 2) .....................        407,054        407,054
                                                       ----------     ----------
                                                        7,487,507      1,487,507
    Less - Current portion .......................        350,000         82,000
                                                       ----------     ----------

          Total long-term debt ...................     $7,137,507     $1,405,507
                                                       ==========     ==========

Maturities of long-term debt are as follows:

For the Twelve Months Ended:                 For the Twelve Months Ended:
- ----------------------------                 ----------------------------
December 31,  1996.............  $350,000    December 31,  1999........ $11,000
December 31,  1997.............   359,000    December 31,  2000
December 31,  1998............. 6,360,000     and beyond............... 407,000

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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995




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

                                                                     At December 31, 1995
                                                        ---------------------------------------------
                                                        Options
                                  Exercise  Options    Available    Options     Options     Options
   Date of Grant                   Price    Granted  for Exercise  Exercised   Canceled   Outstanding
   -------------                   -----    -------  ------------  ---------   --------   ----------
January 15, 1992                  $   2.94  617,248     115,714     232,796     185,000     199,452
May 22, 1992                      $   3.00    2,000        --         1,000       1,000        --
                                          ---------   ---------   ---------   ---------   ---------
  Balances at December 31, 1992             619,248     115,714     233,796     186,000     199,452

February 26, 1993                 $   2.50   10,000        --         2,500       7,500        --
May 27, 1993                      $   3.50    2,000        --           500       1,500        --
                                          ---------   ---------   ---------   ---------   ---------
  Balances at December 31, 1993             631,248     115,714     236,796     195,000     199,452

July 11, 1994                     $   4.38   20,000       5,000        --          --        20,000
August 10, 1994                   $   4.25  140,000       4,000       1,000     120,000      19,000
December 15, 1994                 $   5.88    3,000         500        --         1,000       2,000
                                          ---------   ---------   ---------   ---------   ---------
  Balances at December 31, 1994             794,248     125,214     237,796     316,000     240,452

February 24, 1995                 $   4.13  210,000        --          --       110,000     100,000
April 12, 1995                    $   3.88   10,000        --          --          --        10,000
May 26, 1995                      $   3.75   40,000        --          --          --        40,000
August 16, 1995                   $   8.38  100,000        --          --          --       100,000
August 31, 1995                   $   6.88  127,508        --          --          --       127,508
October 11, 1995                  $   6.94   35,000        --          --          --        35,000
December 19, 1995                 $   5.50    3,000        --          --          --         3,000
                                          ---------   ---------   ---------   ---------   ---------
  Balances at December 31, 1995           1,319,756     125,214     237,796     426,000     655,960
                                          =========   =========   =========   =========   =========

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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



8.       FEDERAL INCOME TAXES


         The deferred federal income tax liability consists of the following:

                                                                     December 31,
                                                            --------------------------
                                                                1995           1994
                                                            -----------    -----------
         Property development costs - net of amortization   $ 7,933,000    $ 8,358,000
         Accelerated depreciation                               125,000        114,000
         Restoration reserves                                (1,034,000)      (866,000)
         Net operating loss carryforwards                    (5,971,000)    (5,417,000)
         Valuation allowance and other - net                  1,605,000        721,000
                                                            -----------    -----------
             Total deferred income tax liability            $ 2,658,000    $ 2,910,000
                                                            ===========    ===========

         Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

                                                               For the Twelve Months Ended December 31,
                                   -----------------------------------------------------------------------------------------------
                                               1995                             1994                               1993
                                   -----------------------------    -----------------------------    -----------------------------
                                                   % of Pretax                      % of Pretax                      % of Pretax
                                       Amount         Income           Amount          Income           Amount          Income
                                       ------         ------           ------          ------           ------          ------
Pretax income (loss)               $ (1,170,188)                    $  1,505,224                     $   (454,558)
                                   ------------    ------------     ------------    ------------     ------------    ------------
Pretax income (loss) times
    statutory tax rate                 (398,000)          (34.0%)        512,000            34.0%        (155,000)          (34.0%)
Increases (reductions) in
    taxes resulting from:
      Percentage depletion              398,000            34.0%        (512,000)          (34.0%)        155,000            34.0%
      Alternative minimum tax          (234,000)          (20.0%)        299,928            19.9%        (106,608)          (23.5%)
                                   ------------    ------------     ------------    ------------     ------------    ------------

    Income tax expense (benefit)   $   (234,000)          (20.0%)   $    299,928            19.9%    $   (106,608)          (23.5%)
                                   ============    ============     ============    ============     ============    ============

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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1995



9.       OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

                                                                       December 31,
                                                                -----------------------
                                                                   1995         1994
                                                                ----------   ----------
  Reserve for future restoration and reclamation costs,
       net of current portion of $544,000 and $90,000 in
       1995 and 1994 (Note 1)                                   $2,446,151   $2,337,624
                                                                ----------   ----------
  Unearned revenue from Russian matched sales (Note 1)             331,200         --
                                                                ----------   ----------
       Total other long-term liabilities and deferred credits   $2,777,351   $2,337,624
                                                                ==========   ==========

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

                                                                     SCHEDULE II



                            URANIUM RESOURCES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                              ADDITIONS
                                                      ------------------------
                                                      CHARGED
                                        BALANCE AT    TO COSTS     CHARGED TO
                                        BEGINNING       AND          OTHER                        BALANCE AT
            DESCRIPTION                 OF PERIOD     EXPENSES      ACCOUNTS    DEDUCTIONS(A)   END OF PERIOD
            -----------                 ----------   ----------    ----------   -------------  --------------
Year ended December 31, 1995:
  Accrued restoration costs .........   $2,427,624   $  596,482     $70,153 (b)   $  104,108   $2,990,151(d)

Year ended December 31, 1994:
  Accrued restoration costs .........   $2,361,297   $  274,465   $(50,764) (c)   $  157,374   $2,427,624(d)

Year ended December 31, 1993:
  Accrued restoration costs .........   $2,448,239   $  292,200   $(79,954) (c)   $  299,188   $2,361,297(d)

- ---------
(a)  Deductions represent costs incurred in the restoration process.

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

10.7 Amended and Restated Employees' Stock Option Plan (filed with the Registration Statement on Form S-8 (File No. 333-00403) on
                 January 22, 1996)(1)

10.8             1995 Stock Incentive Plan (filed with the Company's
                 Registration Statement (File No. 333- 00405) on Form S-8 on
                 January 22, 1996)(1)

10.9 Non-Qualified Stock Option Agreement dated August 16, 1995, between Uranium Resources, Inc. and Leland O. Erdahl(3)

10.10 Non-Qualified Stock Option Agreement dated May 25, 1995, between Uranium Resources, Inc. and George R. Ireland(3)

10.11 Non-Qualified Stock Option Agreement dated May 25, 1995, between Uranium Resources, Inc. and James B. Tompkins (3)

10.12            Stock Option Agreement dated March 6, 1995, between Uranium
                 Resources, Inc. and James P.  Congleton, as amended on May 25,
                 1995(3)

10.13            Warrant to Purchase Common Stock dated May 25, 1995, between
                 Uranium Resources, Inc. and Grant Bettingen, Inc.(3)

10.14 Non-Qualified Stock Option Agreement dated July 31, 1995, between Uranium Resources, Inc. and Wallace M. Mays (filed with the Registration Statement on Form S-8 (File No.
                 33-64481) on November 21, 1995)(1)

22.1             Subsidiaries of the Company(3)

23.1             Consent of Independent Public Accountants(3)



         (1)Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

         (2)Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

         (3)Previously File