Form 10-Q
period 1996-06-30
URANIUM RESOURCES INC /DE/
filed 1996-08-12
CIK 839470

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

     X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
   -----   Exchange Act of 1934

               For the quarterly period ended June 30, 1996 or


   ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ______ to ______

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

                               Yes   X    No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Title of Each Class of Common Stock         Number of Shares Outstanding
   -----------------------------------        ------------------------------

    Common Stock, $0.001 par value            8,765,027 as of August 8, 1996



- --------------------------------------------------------------------------------

                            URANIUM RESOURCES, INC.
                   1996 SECOND QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


                  Consolidated Balance Sheets -
                         June 30, 1996 (Unaudited) and
                         December 31, 1995                          3

                  Consolidated Statements of Operations -
                         Six Months and Three Months Ended
                         June 30, 1996 and 1995 (Unaudited)         5

                  Consolidated Statements of Cash Flows -
                         Six Months Ended June 30, 1996
                         and 1995 (Unaudited)                       6

                  Notes to Consolidated Financial
                   Statements - June 30, 1996 (Unaudited)           7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 7

PART II - OTHER INFORMATION                                        11

SIGNATURES                                                         12

INDEX TO EXHIBITS                                                  E - 1


                         PART 1 - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1996 AND DECEMBER 31, 1995 (NOTE 1)

                                     ASSETS



                                                     JUNE 30,     DECEMBER 31,
                                                       1996          1995
                                                  -------------  --------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                       $   1,504,940  $    4,715,942
  Short-term investments:
    Certificate of deposit, restricted                1,138,810         712,094
    Treasury bills, restricted                        1,183,627
  Receivables, net                                    3,125,864       4,005,191
  Uranium inventory                                   2,842,731         663,487
  Materials and supplies inventory                      120,481         126,180
  Prepaid and other current assets                      214,990         127,519
                                                  -------------  --------------
     Total current assets                            10,131,443      10,350,413
                                                  -------------  --------------
Property, plant and equipment, at cost:
   Uranium properties                                65,782,994      56,735,549
   Other property, plant and equipment                  529,303         493,879
   Less-accumulated depreciation and depletion     (23,803,445)    (19,929,621)
                                                  -------------  --------------
     Net property, plant and equipment               42,508,852      37,299,807
                                                  -------------  --------------
Other Assets                                            448,887         434,897
                                                  -------------  --------------
                                                  $  53,089,182  $   48,085,117
                                                  =============  ==============

 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1996 AND DECEMBER 31, 1995 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY





                                                                    JUNE 30,     DECEMBER 31,
                                                                      1996          1995
                                                                 -------------  -------------
                                                                    (Unaudited)
Current liabilities:
  Accounts payable                                               $     925,756  $   2,464,512
  Notes payable                                                      6,235,000          --
  Accrued interest payable                                              55,631         39,843
  Current portion of long-term debt                                    419,000        350,000
  Royalties payable                                                    672,631        811,686
  Unearned revenue                                                      --            528,970
  Current portion of restoration reserve                               390,000        544,000
  Other accrued liabilities                                            645,892        901,707
                                                                 -------------  -------------
    Total current liabilities                                        9,343,910      5,640,718
                                                                 -------------  -------------
Other long-term liabilities and deferred credits                     3,445,145      2,777,351

Long-term debt, less current portion                                 6,957,185      7,137,507

Deferred federal income taxes                                        2,732,000      2,658,000

Shareholders' equity:
  Common stock, $.001 par value, 25,000,000 shares
  authorized; shares issued and outstanding (net of treasury
  shares):  1996 - 8,765,027;  1995 - 8,645,698                          8,918          8,798

Paid-in capital                                                     18,067,728     17,626,510

Retained earnings                                                   12,543,714     12,245,651
                                                                 -------------  -------------
                                                                    30,620,360     29,880,959
Less:  Treasury stock (152,500 shares), at cost                        (9,418)        (9,418)
                                                                 -------------  -------------
Total shareholders' equity                                          30,610,942     29,871,541
                                                                 -------------  -------------
                                                                 $  53,089,182  $  48,085,117
                                                                 =============  =============

 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (NOTE 1)
                                  (UNAUDITED)




<Cpation>
                                                             Three Months Ended           Six Months Ended
                                                                June 30,                       June 30,
                                                    -----------------------------  ------------------------------
                                                         1996              1995           1996            1995
                                                    -------------   -------------   -------------    ------------
Revenues:
  Uranium sales -
    Produced uranium                                $   5,398,650   $      25,260   $   6,785,530    $     25,260
    Purchased uranium                                      40,622       5,213,426         985,167       6,464,439
                                                    -------------   -------------   -------------    ------------
      Uranium sales                                     5,439,272       5,238,686       7,770,697       6,489,699

Costs and expenses:
  Cost of uranium sales -
    Direct cost of purchased uranium                        5,469       2,805,979         585,594       3,418,792
    Royalties                                             328,899           1,467         434,774           1,467
    Operating expenses                                  1,202,370         219,536       1,891,161         465,120
    Provision for restoration and
      reclamation costs                                   308,732          43,479         412,293          43,479
    Depreciation and depletion                          1,973,105          42,197       2,423,483          82,662
    Loss on termination of joint venture                      --              --              --        1,000,953
    Loss on (recovery of) transfer
      to stockholder (Note 2)                                 --         (300,000)            --          780,000
Corporate expenses -
     General and administrative                           708,484       1,040,631       1,527,328       1,677,206
     Depreciation                                           4,986           6,856          10,306          14,175
                                                    -------------   -------------   -------------    ------------
       Total costs and expenses                         4,532,045       3,860,145       7,284,939       7,483,854
                                                    -------------   -------------   -------------    ------------
Earnings (loss) from operations                           907,227       1,378,541         485,758        (994,155)

Other income (expense):
  Interest expense, net of capitalized interest          (133,915)       (154,855)       (236,814)       (309,835)
  Interest and other income, net                           50,680          83,003         123,119         131,236
                                                    -------------   -------------   -------------    ------------
Earnings (loss) before income tax benefit                 823,992       1,306,689         372,063      (1,172,754)
Federal income tax expense (benefit):
  Deferred                                                164,000         260,000          74,000        (235,000)
                                                    -------------   -------------   -------------    ------------
Net earnings (loss)                                 $     659,992   $   1,046,689   $     298,063    $   (937,754)
                                                    =============   =============   =============    ============
Net earnings (loss) per common and common
  equivalent share:
  Primary                                           $        0.06   $        0.13   $        0.03    $     (0.12)
                                                    =============   =============   =============    ============
  Fully diluted                                     $        0.06   $        0.12   $        0.03    $     (0.12)
                                                    =============   =============   =============    ============
Weighted average common shares and common
  equivalent shares for per share data:
  Primary                                              10,237,058       8,120,152      10,033,715       8,044,179
                                                    =============   =============   =============    ============
  Fully Diluted                                        11,705,480       8,949,868      10,161,158       8,044,179
                                                    =============   =============   =============    ============

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (NOTE 1)
                                  (UNAUDITED)


                                                                       JUNE 30,          JUNE 30,
                                                                         1996              1995
                                                                    -------------     -------------
Cash flows from operations:
 Net income (loss)                                                  $     298,063     $    (937,754)
 Reconciliation of net income to cash provided by operations-
   Provision for restoration and reclamation costs                        412,293            43,479
   Depreciation and depletion                                           2,433,789            96,837
   Provision (credit) for deferred income taxes                            74,000          (235,000)
   Decrease in restoration and reclamation accrual                        (67,410)          (70,648)
   Other non-cash items, net                                              147,605           105,433
                                                                    -------------     -------------
Cash flow provided by (used in) operations, before changes in
 operating working capital items                                        3,298,340          (997,653)
Effect of changes in operating working capital items -
 (Increase) decrease in receivables                                       879,327           (10,403)
 (Increase) decrease in inventories                                      (622,452)        3,375,082
 Increase in prepaid and other current assets                            (235,008)         (106,142)
 Decrease in payables and accrued liabilities                          (2,446,808)         (305,583)
                                                                    -------------     -------------
Net cash provided by operations                                           873,399         1,955,301
                                                                    -------------     -------------
Investing activities:
 Increase in investments                                               (1,610,343)             (195)
 Additions to property, plant and equipment -
  Kingsville Dome                                                      (2,776,283)          (51,955)
  Rosita                                                               (1,454,517)         (620,981)
  Alta Mesa                                                            (4,052,191)             --
  Churchrock                                                             (268,359)         (251,697)
  Crownpoint                                                             (322,995)         (126,858)
  Other property                                                         (154,807)          (23,345)
 Increase in other assets                                                  (9,922)             --
                                                                    -------------     -------------
Net cash used in investing activities                                 (10,649,417)       (1,075,031)
                                                                    -------------     -------------
Financing activities:
 Proceeds from long-term borrowings                                          --           6,000,000
 Payments and refinancings of principal                                  (111,322)       (6,338,819)
 Proceeds from other borrowings                                         6,235,000           135,000
 Issuance of common stock                                                 441,338           277,265
                                                                    -------------     -------------
Net cash provided by financing activities                               6,565,016            73,446
                                                                    -------------     -------------
Net increase (decrease) in cash and cash equivalents                   (3,211,002)          953,716
Cash and cash equivalents, beginning of period                          4,715,942         2,527,600
                                                                    -------------     -------------
Cash and cash equivalents, end of period                            $   1,504,940     $   3,481,316
                                                                    =============     =============

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

1. BASIS OF PRESENTATION


     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-K/A. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

     For the quarter ended June 30, 1996, the Company's cash and cash equivalents decreased $976,000 as compared to an increase of $3,438,000 for the second quarter of 1995. Cash and cash equivalents decreased by $3,211,000 for the six months ended June 30, 1996 compared to an increase of $954,000 for the same period of 1995. The Company's uranium operations generated positive cash flow from operations of $625,000 for the quarter ended June 30, 1996, in comparison to positive cash flow from operations in the same period in 1995 of $3,070,000. Net cash provided by uranium operations for the six months ended June 30, 1996 was $873,000 compared to a positive cash flow from operations of $1,955,000 for the same period in 1995. The Company's net working capital at June 30, 1996 was $788,000.

     During January, 1995, when companies controlled by Oren L. Benton (the "Benton Companies") held effective control of the common stock of the Company, the Company transferred $1 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. Shortly thereafter, an additional $1,080,000 was transferred to or for the benefit of Mr. Benton or certain Benton Companies without the authorization of the Company's Board of Directors. In February, 1995, Mr. Benton and certain of the Benton Companies filed for bankruptcy. In June, 1995, the Company recovered $300,000 of the unauthorized transfer, however the remaining $1.78 million has not been recovered and there can be no assurance that the Company's efforts to pursue remedies will be successful. A loss for these transactions was recorded in the first half of 1995 which resulted in a reduction of $1.78 million in the Company's equity.

Investing Cash Flows

     The Company resumed development activities at its Rosita site during the second quarter of 1995 and uranium production began in June, 1995. During the six months ending June 30, 1996, $1,455,000 in development expenditures were incurred at Rosita. Capital expenditures to be incurred for the remainder of 1996 at Rosita, primarily for additional wellfield development, are expected to be approximately $1,700,000. Significant development activities at the Company's Kingsville Dome facility began in December, 1995 and resulted in commencement of production at this site in April, 1996. Capital expenditures at Kingsville Dome during the six months ending June 30, 1996 totaled $2,776,000 and are expected to be $4,300,000 for the remainder of 1996. The Company expects to fund its 1996 operations and capital expenditures at its Kingsville Dome and Rosita projects from cash on hand, sales proceeds under 1996 uranium deliveries and through existing financing arrangements.

     In June 1996, the Company acquired the rights to a significant uranium deposit in South Texas known as the Alta Mesa project. The Company spent $4,000,000 for the property which is estimated to contain approximately 8.0 million pounds of in-place proven and probable reserves and an additional 5.0 million pounds of in-place potential. Extensive drilling and environmental work has been undertaken on this property by previous leaseholders which are expected to be useful to the Company in bringing the project into production as early as the first quarter of 1998 at an annual production rate of 1.0 million pounds. The projected recovery factors on the Alta Mesa property are estimated at 65% to 75% of their in-place reserves and initial estimated production costs, including acquisition costs, plant and wellfield capital costs, operating costs and projected reclamation costs are projected to be in the $10-$11 per pound range.

     The initial capital costs to acquire the rights to the Alta Mesa property were obtained through a one-year note from the Lindner Dividend Fund, Inc. It is anticipated that the repayment of the $4.0 million note will be funded by additional sources of debt or equity financing later this year or early 1997.

     Capital expenditures required at the Company's Churchrock, Crownpoint and Vasquez projects for permitting and land holding costs are expected to total $1,300,000 for the remainder of 1996. Approximately $746,000 was incurred on these properties during the first half of 1996. The funding of these 1996 capital costs is expected to result from the operating cash flows generated from sales made under the Company's existing sales contracts.

     Long-term capital requirements for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing. Long-term operating and capital needs are expected to be satisfied through future sales proceeds from current and additional uranium delivery commitments and through additional financing and/or equity sources.

     During the six months ended June 30, 1995 $621,000 in development expenditures were incurred at the Company's Rosita property. Capital expenditures at the Company's other properties in the same period totaled approximately $454,000.

Financing Cash Flows

     In the first six months of 1996 the Company received $4.0 million in proceeds from a one-year note entered into with the Lindner Dividend Fund. The terms of the note provide for the payment of both the principal and accrued interest by June 1997. Interest on the note accrues at a rate of 6.5% per annum.

     Also, during May 1996 the Company entered into a $3.0 million revolving credit facility. This facility is secured by the Company's receivables from its uranium sales contracts with interest on the loan accruing at the prime rate plus 1%. Principal and interest payments under the loan are due monthly. In the second quarter of 1996 advances under this facility amounted to $2,235,000. During the first six months of 1996 the Company generated $441,000 from issuance of approximately 119,000 shares of common stock upon the exercise of certain stock options.

     In the first half of 1995, net cash from financing activities totaled approximately $70,000. This increase was a result of the receipt of $6.0 million in proceeds received under the $6.0 million convertible loan made to the Company in May 1995 by Lindner Investments and Lindner Dividend Fund, Inc., the receipt of $135,000 from other borrowings and the receipt of $277,000 from the issuance of approximately 130,000 shares of common stock associated with the exercise of certain employee stock options. These inflows from financing activities for the first six months of 1995 were offset by payments of principal and interest under the UBS note of approximately $6,339,000.

ENVIRONMENTAL ASPECTS

     The Company utilizes in situ leach ("ISL") solution mining technology as its only mining method. Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". Nevertheless, the Company is highly regulated. Its primary environmental costs to date have been related to obtaining and complying with environmental mining permits and, once mining is completed, the reclamation and restoration of the surface areas and underground water quality to a condition consistent with applicable requirements. Accruals for the estimated future cost of such activities are made on a per-pound basis as part of production costs. See also Note 1 - "Restoration and Reclamation Costs" of Notes to Consolidated Financial Statements in the Company's Form 10-K/A as of December 31, 1995.

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

Three Months and Six Months Ended June 30, 1996 and 1995

     The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                    Three Months Ended       Six Months Ended
                                                          June 30,               June 30,
                                                   --------------------    -------------------
                                                     1996        1995        1996       1995
                                                   --------    --------    --------    -------
                                                      (In thousands)         (In thousands)
Uranium sales revenue                              $  5,439    $  5,239    $  7,771    $ 6,490
Total pounds delivered                                  331         305         490        372
Average sales price/pound                          $  16.45    $  17.16    $  15.87    $ 17.46
Pounds produced                                         429        --           615       --
Pounds purchased                                       --          --            49       --
Average cost of purchased pounds                   $   --      $   --      $  12.01       --
Average cost of produced pounds sold               $  10.52    $   --      $  10.00    $  --
Average cost of purchased pounds sold              $   --      $   9.25    $  12.01    $  9.25

     Revenue from uranium sales in the quarter ended June 30, 1996 increased slightly from that experienced in the second quarter of 1995. The increase was a result of a moderate increase in deliveries made in the second quarter of 1996 offset by lower average sales prices for the quarter.

     Revenue from uranium sales in the first half of 1996 increased by $1,281,000 from 1995 levels. This increase was primarily a result of higher deliveries in the six months ended June 30, 1996 compared to the same period in the previous year. Total uranium deliveries in the first six months of 1996 increased by 118,000 pounds from those made in the same period for 1995. The increased sales in the first half of 1996 were derived from higher volumes of deliveries sold under short-term or spot sales, (320,000 pounds delivered in 1996 compared to 137,000 in 1995) but these increased spot sales were offset by lower sales made in 1996 under the Company's long-term contracts (170,000 lbs. in 1996 versus 234,000 in 1995). The average sales price for the short-term and spot sales in 1996 was $14.24 compared to spot sales in 1995 with an average price of $12.00 per pound. Sales prices for deliveries made under the Company's long-term contracts declined in 1996 from prior year levels. The average sales price for such deliveries in the first six months of this year was $18.97 compared to $20.67 for the first half of 1995. The sales made in the second quarter of 1995 included a delivery of approximately 55,000 pounds at $27.80 per pound and represented the final delivery scheduled under a long-term contract. Changes in the market price of uranium can result in a significant impact of the Company's results of operations.

   Details of the cost of uranium sales were as follows:

                                                    Three Months Ended      Six Months Ended
                                                          June 30,              June 30,
                                                   --------------------    -------------------
                                                     1996        1995        1996        1995
                                                   --------    --------    --------    -------
                                                       (In thousands)         (In thousands)
Cost of purchased uranium                          $      6    $  2,806    $    586    $ 3,419
Royalties                                               329           1         435          1
Operating expenses                                    1,202         219       1,891        465
Provision for restoration and reclamation costs         309          43         412         43
Depreciation and depletion of uranium
properties                                            1,973          42       2,424         83
                                                   --------    --------    --------    -------
Total cost of uranium sales                        $  3,819    $  3,111    $  5,748    $ 4,011
                                                   ========    ========    ========    =======

     The Company produced approximately 137,000 pounds from its Rosita facility in the second quarter of 1996 bringing production for 1996 at this site to 323,000 pounds. Rosita production for the first six months of this year has been below the one million pound annual pace the Company had previously expected. The transition from Rosita's very productive wellfield 3 to subsequent wellfields has yielded lower production from these wellfields to date but the Company estimates that the total pounds to be recovered from these wellfields will equal previous projections but over a slightly longer production schedule. The Company resumed production at its Kingsville Dome facility in April, 1996 and produced over 291,000 pounds in the second quarter of 1996 which was ahead of the production pace estimated for this site. Production costs at Kingsville Dome for the six months ended June 30, 1996 were in the $11-$12 per pound range which is consistent with the costs that were originally projected for this project. The combined production from Rosita and Kingsville Dome is expected to yield between 1.5 and 1.6 million pounds in 1996.

     Operating expenses attributable directly to the sale of the Company's produced pounds totaled $1,578,000 in the first six months of 1996. Essentially no produced pounds were sold in the same period in 1995. Total operating expenses and depreciation and depletion in the first six months of 1996 and 1995 include standby costs for the Kingsville Dome and Rosita facilities. These costs have been recorded as direct charges to operations. Standby costs for 1996 and 1995 were $313,000 and $473,000, respectively. The provision for restoration and reclamation in the first six months of 1996 consists entirely of the provision for Rosita production sold of $299,000 ($0.93 per pound) and for Kingsville Dome production sold of $114,000 ($0.95 per pound). The depreciation and depletion provision in the first six months of 1996 consisted of the $4.80 rate per pound for Rosita production sold of $1,541,000, the $7.29 rate per pound for Kingsville Dome production sold of $873,000 and Kingsville Dome depreciation while on standby of $21,000. The first six months of 1995 provision for depreciation and depletion is comprised entirely of Rosita and Kingsville Dome depreciation while on standby of $83,000.

     Royalties in the first six months of 1996 totaled $435,000. Essentially no royalties were incurred in 1995. The increase in 1996 is directly attributable to the resumption of production at Rosita and Kingsville Dome and the corresponding sales of produced uranium.

     The average cost of uranium purchases made in the first six months of 1996 was $12.01 per pound. Deliveries in 1996 consisted of 49,000 purchased pounds, at an average cost per pound of $12.01, and 441,000 produced pounds at $9.97 per pound. During the first six months of 1995, the Company delivered 367,000 purchased pounds at an average cost per pound of $9.25.

     Corporate expenses consisting of general and administrative ("G & A") expenses decreased to $1,527,000 in the first six months of 1996 from $1,677,000 in the first six months of 1995. This decrease resulted primarily from legal and accounting fees and other non-recurring expenses relating to the Lindner financing in 1995.

     Income from operations in the first six months of 1996 was $486,000 compared to a loss in the first six months of 1995 of $994,000. This change was attributable to the losses from the termination of the joint venture ($1,001,000) and loss on unauthorized transfers ($780,000) made in 1995.

     Total interest costs for the first six months of 1996, including capitalized amounts, decreased by $73,000 compared to 1995. This decrease to $242,000 from $315,000 in 1995 resulted from lower average outstanding debt balances related primarily to the bank debt with Union Bank of Switzerland in 1995.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES.

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1996 Annual Meeting of Stockholders was held on May 29, 1996, in Corpus Christi, Texas. Shares representing 6,316,306 votes (72.1% of total outstanding) were present in person or by proxy.

     At the meeting, the Stockholders of the Company elected Leland O. Erdahl, Paul K. Willmott, George R. Ireland and James B. Tompkins to the Board of Directors for a one-year term. In addition, the Company's Stockholders approved the amendment to the Company's restated Certificate of Incorporation to increase the authorized shares of common stock from 12,500,000 shares to 25,000,000 shares and ratified Arthur Andersen LLP as independent accountants for the Company for 1996. The proposal to increase the authorized shares of the Company was approved by a vote of 6,221,019 shares in favor, 86,077 opposed and 9,300 abstaining. The ratification of Arthur Andersen LLP as independent accountants was approved by a vote of 6,310,161 shares in favor, 2,645 opposed and 3,500 abstaining.

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)        Exhibits.

                99.1 - Press Release announcing results of the Company's Annual Meeting of Stockholders and that it entered into a $3,000,000 Revolving Credit Facility with NationsBank of Texas, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 31, 1996 (Commission No. 0-17171)).

                99.2 - Press Release announcing that the Company acquired rights to South Texas Alta Mesa Uranium In-Situ Leach Deposit. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 31, 1996 (Commission No. 0-17171)).

                99.3 - Press Release announcing the Company's Earnings for three months ended June 30, 1996. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 31, 1996 (Commission No. 0-17171)).

     (b)        Reports on Form 8-K

        During the quarter ended June 30, 1996, the Company filed a Current Report on Form 8-K (the "Form 8-K"). The date of the Form 8-K was May 31, 1996. In the Form 8-K, the Company reported on the following events:

        On May 31, 1996, the Company issued a press release announcing that at the Company's 1996 Annual Meeting held on May 19, 1996, the stockholders reelected the current Board of Directors and approved all other proposals presented at the meeting. The Company also announced that it entered into a $3,000,000 revolving credit facility with NationsBank of Texas, N.A.

        On June 18, 1996, the Company issued a press release announcing that it had acquired the rights to the South Texas Alta Mesa uranium in-situ leach deposit from Mestena Unproven, Ltd., Jones Ranch Minerals Unproven, Ltd. and Mestena Proven, Ltd., which property contains approximately 8.0 million pounds of low-cost in-place proven and probable uranium reserves, and an additional
5.0 million pounds of in-place potential reserves.

        On July 23, 1996, the Company issued a press release announcing its earnings for the three months ended June 30, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               URANIUM RESOURCES, INC.





Dated:  August 9, 1996         By:   /S/ Paul K. Willmott
                                    -------------------------------------------
                                    Paul K. Willmott
                                    Director, President and
                                    Chief Executive Officer




Dated:  August 9, 1996         By:  /S/ Thomas H. Ehrlich
                                    --------------------------------------------
                                    Thomas H. Ehrlich
                                    Vice President - Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT          DESCRIPTION
- -------          -----------------------
 27              FINANCIAL DATA SCHEDULE