Form 10-Q
period 1996-09-30
URANIUM RESOURCES INC /DE/
filed 1996-11-13
CIK 839470

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1996 or

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

                                 (972) 387-7777
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X       No
                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock              Number of Shares Outstanding
-----------------------------------              ----------------------------
  Common Stock, $0.001 par value              8,813,027 as of November 11, 1996


================================================================================

                            URANIUM RESOURCES, INC.
                    1996 THIRD QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

                   Consolidated Balance Sheets -
                       September 30, 1996 (Unaudited) and
                       December 31, 1995                                 3

                   Consolidated Statements of Operations -
                       Nine Months and Three Months Ended
                       September 30, 1996 and 1995 (Unaudited)           5

                   Consolidated Statements of Cash Flows -
                       Nine Months Ended September 30, 1996
                       and 1995 (Unaudited)                              6

                   Notes to Consolidated Financial
                       Statements - September 30, 1996 (Unaudited)       7

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7

PART II - OTHER INFORMATION                                              12

SIGNATURES                                                               13

INDEX TO EXHIBITS                                                        E-1

                         PART 1 - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (NOTE 1)

                                     ASSETS



                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1996            1995
                                                   ------------    ------------
                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                     $    917,252    $  4,715,942
     Short-term investments:
          Certificate of deposit, restricted          1,262,904         712,094
          Treasury bills, restricted                  1,422,588            --
     Receivables, net                                 8,593,878       4,005,191
     Uranium inventory                                2,189,853         663,487
     Materials and supplies inventory                   101,115         126,180
     Prepaid and other current assets                   225,533         127,519
                                                   ------------    ------------
          Total current assets                       14,713,123      10,350,413
                                                   ------------    ------------

Property, plant and equipment, at cost:
     Uranium properties                              68,542,696      56,735,549
     Other property, plant and equipment                537,871         493,879
     Less-accumulated depreciation and depletion    (26,689,920)    (19,929,621)
                                                   ------------    ------------
          Net property, plant and equipment          42,390,647      37,299,807
                                                   ------------    ------------

Other Assets                                            706,918         434,897
                                                   ------------    ------------
                                                   $ 57,810,688    $ 48,085,117
                                                   ============    ============




The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1996            1995
                                                                ------------    ------------
                                                                 (Unaudited)
Current liabilities:
     Accounts payable                                           $  4,905,634    $  2,464,512
     Notes payable                                                 5,944,000            --
     Accrued interest payable                                        116,550          39,843
     Current portion of long-term debt                               389,000         350,000
     Royalties payable                                               888,822         811,686
     Unearned revenue                                                   --           528,970
     Current portion of restoration reserve                          368,000         544,000
     Other accrued liabilities                                       541,231         901,707
                                                                ------------    ------------
          Total current liabilities                               13,153,237       5,640,718
                                                                ------------    ------------

Other long-term liabilities and deferred credits                   4,005,849       2,777,351

Long-term debt, less current portion                               6,867,638       7,137,507

Deferred federal income taxes                                      2,782,000       2,658,000

Shareholders' equity:
     Common stock, $.001 par value, shares authorized:
     1996 - 25,000,000; 1995 - 12,500,000; shares issued and
         outstanding (net of treasury shares):  1996 - 8,813,027;
         1995 - 8,645,698                                              8,966           8,798

Paid-in capital                                                   18,259,681      17,626,510

Retained earnings                                                 12,742,735      12,245,651
                                                                ------------    ------------
                                                                  31,011,382      29,880,959
Less:  Treasury stock (152,500 shares), at cost                       (9,418)         (9,418)
                                                                ------------    ------------
     Total shareholders' equity                                   31,001,964      29,871,541
                                                                ------------    ------------
                                                                $ 57,810,688    $ 48,085,117
                                                                ============    ============



The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (NOTE 1)
                                  (UNAUDITED)


                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                     ----------------------------    ----------------------------
                                                         1996            1995            1996            1995
                                                     ------------    ------------    ------------    ------------
Revenues:
     Uranium sales -
          Produced uranium                           $  6,575,673    $  1,493,926    $ 13,361,203    $  1,519,186
          Purchased uranium                             4,494,000       5,039,095       5,479,167      11,503,534
                                                     ------------    ------------    ------------    ------------
               Uranium sales                           11,069,673       6,533,021      18,840,370      13,022,720

Costs and expenses:
     Cost of uranium sales -
          Direct cost of purchased uranium              3,565,500       4,350,804       4,151,094       7,769,596
          Royalties                                       514,823          72,013         949,597          73,480
          Operating expenses                            1,801,669         503,528       3,692,830         968,648
          Provision for restoration and
              reclamation costs                           738,637         129,259       1,150,930         172,738
          Depreciation and depletion                    3,335,886         584,520       5,759,369         667,182
                                                     ------------    ------------    ------------    ------------
               Direct cost of operations                9,956,515       5,640,124      15,703,820       9,651,644
                                                     ------------    ------------    ------------    ------------

Earnings from operations before
     corporate expenses                                 1,113,158         892,897       3,136,550       3,371,076

Corporate expenses -
          General and administrative                      716,601         763,985       2,243,929       2,441,191
          Depreciation                                      5,136           7,170          15,442          21,345
                                                     ------------    ------------    ------------    ------------
Earnings from operations                                  391,421         121,742         877,179         908,540

Other income (expense):
     Interest expense, net of capitalized interest       (182,022)       (107,809)       (418,836)       (417,644)
     Interest and other income, net                        39,622          39,637         162,741         170,873
     Loss on termination of joint venture                    --              --              --        (1,000,953)
     Loss on transfer
         to stockholder (Note 2)                             --              --              --          (780,000)
                                                     ------------    ------------    ------------    ------------
Earnings (loss) before income tax benefit                 249,021          53,570         621,084      (1,119,184)

Federal income tax expense (benefit):
     Deferred                                              50,000          11,000         124,000        (224,000)
                                                     ------------    ------------    ------------    ------------
Net earnings (loss)                                  $    199,021    $     42,570    $    497,084    $   (895,184)
                                                     ============    ============    ============    ============
Net earnings (loss) per common and common
     equivalent share:
     Primary                                         $       0.02    $       0.00    $       0.05    $      (0.11)
                                                     ============    ============    ============    ============
     Fully diluted                                   $       0.02    $       0.00    $       0.05    $      (0.11)
                                                     ============    ============    ============    ============
Weighted average common shares and common
     equivalent shares for per share data:
     Primary                                           10,068,333       8,990,263      10,023,608       8,070,807
                                                     ============    ============    ============    ============
     Fully diluted                                     10,084,993       9,096,851      10,046,838       8,070,807
                                                     ============    ============    ============    ============



         The accompanying notes to financial statements are an integral part of these consolidated statements.

                           URANIUM RESOURCES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (NOTE 1)
                                 (UNAUDITED)


                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                      1996            1995
                                                                  ------------    ------------
Cash flows from operations:
  Net income (loss)                                               $    497,084    $   (895,184)
  Reconciliation of net income to cash provided by operations-
     Provision for restoration and reclamation costs                 1,150,930         172,738
     Depreciation and depletion                                      5,774,811         688,527
     Provision (credit) for deferred income taxes                      124,000        (224,000)
     Decrease in restoration and reclamation accrual                  (375,221)        (57,737)
     Other non-cash items, net                                         267,135         167,403
                                                                  ------------    ------------
  Cash flow provided by (used in) operations, before changes in
      operating working capital items                                7,438,739        (148,253)
  Effect of changes in operating working capital items -
     Increase in receivables                                        (4,588,687)     (4,122,192)
     (Increase) decrease in inventories                               (478,222)      2,915,028
     Increase in prepaid and other current assets                     (350,634)       (196,145)
     Increase in payables and accrued liabilities                    1,705,519       3,241,587
                                                                  ------------    ------------

Net cash provided by operations                                      3,726,715       1,690,025
                                                                  ------------    ------------

Investing activities:
  Increase in investments                                           (1,973,398)       (143,810)
  Additions to property, plant and equipment -
     Kingsville Dome                                                (4,872,161)       (100,107)
     Rosita                                                         (1,628,929)     (1,301,876)
     Alta Mesa                                                      (4,207,633)           --
     Churchrock                                                       (385,907)       (334,406)
     Crownpoint                                                       (528,605)       (214,657)
     Other property                                                   (178,982)       (115,509)
  Increase in other assets                                             (96,260)        (15,359)
                                                                  ------------    ------------

Net cash used in investing activities                              (13,871,875)     (2,225,724)
                                                                  ------------    ------------

Financing activities:
  Proceeds from long-term borrowings                                      --         6,135,000
  Payments and refinancings of principal                            (3,715,869)     (7,567,267)
  Proceeds from other borrowings                                     9,429,000            --
  Issuance of common stock                                             633,339         459,064
                                                                  ------------    ------------

Net cash provided by (used in) financing activities                  6,346,470        (973,203)
                                                                  ------------    ------------

Net decrease in cash and cash equivalents                           (3,798,690)     (1,508,902)
Cash and cash equivalents, beginning of period                       4,715,942       2,527,600
                                                                  ------------    ------------

Cash and cash equivalents, end of period                          $    917,252    $  1,018,698
                                                                  ============    ============


         The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-K/A. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNCERTAINTY OF FORWARD LOOKING STATEMENTS

     Except for historical information contained in this Form 10-Q, other matters discussed herein contain forward-looking statements, including management's expectations regarding future production levels and future operating and capital costs of the Company. Such forward-looking statements are inherently uncertain, and actual results may differ from management's expectations. Key factors impacting current and future performance of the Company include the spot price of uranium, operating conditions at the Company's mining projects, government regulation of the mining industry and the nuclear power industry and the world-wide supply of uranium.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

     For the quarter ended September 30, 1996, the Company's cash and cash equivalents decreased $588,000 compared to a decrease of $2,463,000 for the third quarter of 1995. Cash and cash equivalents decreased by $3,799,000 for the nine months ended September 30, 1996 compared to a decrease of $1,509,000 for the same period of 1995. The Company's uranium operations generated positive cash flow from operations of $2,853,000 for the quarter ended September 30, 1996, in comparison to cash used in operations in the same period in 1995 of $265,000. Net cash provided by uranium operations for the nine months ended September 30, 1996 was $3,727,000 compared to a positive cash flow from operations of $1,690,000 for the same period in 1995. The Company's net working capital at September 30, 1996 was $1,560,000.

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

Investing Cash Flows

     The Company resumed development activities at its Rosita site during the second quarter of 1995 and uranium production began in June, 1995. During the nine months ending September 30, 1996, $1,630,000 in development expenditures were incurred at Rosita. Capital expenditures to be incurred for the remainder of 1996 at Rosita, primarily for additional wellfield development, are expected to be approximately $580,000. Significant development activities at the Company's Kingsville Dome facility began in December, 1995 and resulted in commencement of production at this site in April, 1996. Capital expenditures at Kingsville Dome during the nine months ending September 30, 1996 totaled $4,870,000 and are expected to be $2,370,000 for the remainder of 1996. The Company expects to fund its 1996 operations and capital expenditures at its Kingsville Dome and Rosita projects from cash on hand, sales proceeds under 1996 uranium deliveries and through existing financing arrangements.

     In June 1996, the Company acquired the rights to a significant uranium deposit in South Texas known as the Alta Mesa project. The Company spent $4,000,000 to acquire the uranium rights to the property which is estimated to contain approximately 6.2 million pounds of in-place proven and probable reserves. Capital expenditures related primarily to permitting and licensing activities have totaled approximately $210,000 since the acquisition date with an additional $150,000 in similar costs scheduled for the fourth quarter of this year. Extensive drilling and environmental work has been undertaken on this property by previous leaseholders which will be useful to the Company for licensing and pre-production evaluation of the project. The Company is targeting the production capacity for this site at 1.0 million pounds per year. The projected recovery factors on the Alta Mesa property are estimated at 65% to 75% of their in-place reserves and initial estimated production costs, including acquisition costs, plant and wellfield capital costs, operating costs and projected reclamation costs are projected to be in the $10-$11 per pound range.

     The initial capital costs to acquire the rights to the Alta Mesa property were obtained through a one-year note from the Lindner Dividend Fund, Inc. It is anticipated that the repayment of the $4.0 million note will be funded by additional sources of debt or equity financing later this year or in 1997.

     Capital expenditures required at the Company's Churchrock, Crownpoint and Vasquez projects for permitting and land holding costs are expected to total $500,000 for the remainder of 1996. Approximately $1,000,000 was incurred on these properties during the first nine months of 1996. The funding of these 1996 capital costs is expected to result from the operating cash flows generated from sales made under the Company's existing sales contracts.

     Capital requirements for 1997 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing. The Company's operating and other capital needs for 1997 and beyond are also expected to be satisfied through future sales proceeds from current and additional uranium delivery commitments and through additional financing and/or equity sources.

     During the nine months ended September 30, 1995 $1,300,000 in development expenditures were incurred at the Company's Rosita property. Capital expenditures at the Company's other properties in the same period totaled approximately $760,000.

Financing Cash Flows

     In June of 1996 the Company received $4.0 million in proceeds from the one-year note entered into with the Lindner Dividend Fund, Inc., noted previously. The terms of the note provide for the payment of both the principal and accrued interest by June 1997. Interest on the note accrues at a rate of 6.5% per annum.

     Also, during May 1996 the Company entered into a $3.0 million revolving credit facility. This facility is secured by the Company's receivables from its uranium sales contracts with interest on the loan accruing at the prime rate plus 1%. Principal and interest payments under the loan are due monthly. Principal advances, net of repayments under this facility amounted to $1,944,000 for the nine months ended September 30, 1996. During the first nine months of 1996 the Company generated $633,000 from issuance of approximately 167,000 shares of common stock upon the exercise of certain stock options.

     In the first nine months of 1995, net cash used in financing activities totaled approximately $973,000. This net reduction resulted from the receipt of $6.0 million in proceeds received under the $6.0 million convertible loan made to the Company in May 1995 by Lindner Investments and Lindner Dividend Fund, Inc., and the receipt of $460,000 from the issuance of approximately 156,000 shares of common stock associated with the exercise of certain employee stock options. These inflows from financing activities for the first nine months of 1995 were offset by payments of principal and interest under a note to a bank of approximately $7,517,000.

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

Three Months and Nine Months Ended September 30, 1996 and 1995

     The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                        -----------------------   -----------------------
                                           1996         1995         1996         1995
                                        ----------   ----------   ----------   ----------
                                             (In thousands)             (In thousands)
Uranium sales revenue (1)               $   11,070   $    6,533   $   18,840   $   13,023
Total pounds delivered                         869          535        1,358          906
Average sales price/pound (2)           $    15.67   $    15.52   $    15.78   $    16.57
Pounds produced                                411          349        1,025          357
Pounds purchased                               390          370          439          370
Average cost of purchased pounds        $     9.14   $    10.12   $     9.46   $    10.12
Average cost of produced pounds sold    $    11.79   $    10.61   $    10.93   $    10.41
Average cost of purchased pounds sold   $     9.14   $     9.97   $     9.46   $     9.64

          (1) Revenues for the three and nine months ended September 30, 1996 include approximately $4.5 million from the sale of Russian uranium sold under the matched sales Amendment. The same periods in 1995 include $1.65 million in revenue from sales of similar Russian material.

          (2) Average sales price does not include the sale of Russian material which is considered as a "pass through" sale under the matched sales Amendment.

     Revenue from uranium sales in the quarter ended September 30, 1996 increased nearly 70% over the third quarter of 1995. This increase resulted from deliveries that were more than 60% higher than the deliveries made in the same quarter of 1995.

     Revenue from uranium sales in the first nine months of 1996 increased by $5,817,000 from 1995 levels. This increase was realized because of higher deliveries in the nine months ended September 30, 1996 compared to the same period in the previous year. Total uranium deliveries in the first nine months of 1996 increased by 50% (452,000 pounds) from those made in the same period for 1995. The increased sales in the first nine months of 1996 were derived from both higher volumes of Russian and non-Russian uranium. Sales of URI produced uranium and non-Russian purchased uranium in the first three quarters of 1996 totaled 968,000 pounds and represented a 41% increase over comparable sales in the same period in 1995 (686,000 pounds). The economic benefit from such sales in 1996 was $15.78 per pound versus $16.57 in 1995. Russian origin uranium delivered in the first nine months of 1996 amounted to 390,000 pounds compared to 1995 Russian origin deliveries of 220,000 pounds.

     Details of the cost of uranium sales were as follows:

                                                   Three Months Ended     Nine Months Ended
                                                      September 30,         September 30,
                                                   -------------------   -------------------
                                                     1996       1995       1996       1995
                                                   --------   --------   --------   --------
                                                      (In thousands)        (In thousands)
Cost of purchased uranium                          $  3,565   $  4,351   $  4,151   $  7,770
Royalties                                               515         72        950         73
Operating expenses                                    1,802        503      3,693        968
Provision for restoration and reclamation costs         739        129      1,151        173
Depreciation and depletion of uranium properties      3,336        585      5,759        667
                                                   --------   --------   --------   --------
       Total cost of uranium sales                 $  9,957   $  5,640   $ 15,704   $  9,651
                                                   ========   ========   ========   ========


     The Company produced approximately 110,000 pounds from its Rosita facility in the third quarter of 1996 bringing production for 1996 at this site to 432,000 pounds. Rosita production through September of this year has been below the one million pound annual pace the Company had previously expected. The transition from Rosita's very productive wellfield 3 to subsequent wellfields has yielded lower production from these wellfields to date but the Company estimates that the total pounds to be recovered from these wellfields will equal previous projections but over a slightly longer production schedule. The Company resumed production at its Kingsville Dome facility in April, 1996 and produced 302,000 pounds in the third quarter of 1996 bringing the year-to-date total production to 593,000 pounds. The production levels achieved at Kingsville Dome have exceeded the original production that was expected while maintaining production costs in the $11-$12 per pound range. The combined production from Rosita and Kingsville Dome is expected to be approximately 1.4 million pounds in 1996.

     Operating expenses attributable directly to the sale of the Company's produced pounds totaled $3,401,000 in the first nine months of 1996 compared to $405,000 for produced pounds that were sold in the same period in 1995. Total operating expenses and depreciation and depletion in the first nine months of 1996 and 1995 include standby costs for the Kingsville Dome and Rosita facilities. These costs have been recorded as direct charges to operations. Standby costs for 1996 and 1995 were $313,000 and $657,000, respectively. The provision for restoration and reclamation in the first nine months of 1996 consists of the provision for Rosita production sold of $440,000 ($0.93 per pound), for Kingsville Dome production sold of $424,000 ($0.95 per pound) and $287,000 for costs associated with reclamation activities related to the Benavides project (a previous mining location). The depreciation and depletion provision in the first nine months of 1996 consisted of the $5.28 rate per pound for Rosita production sold of $2,496,000, the $7.36 rate per pound for Kingsville Dome production sold of $3,285,000 and Kingsville Dome depreciation while on standby of $21,000. The provision for depreciation and depletion for the nine months ended September 1995 is comprised of Rosita production sold ($567,000) and depreciation while Rosita and Kingsville Dome were on standby of $94,000.

     Royalties in the first nine months of 1996 totaled $950,000. Minimal royalties were incurred in 1995. The increase in 1996 is directly attributable to the resumption of production at Rosita and Kingsville Dome and the corresponding sales of produced uranium.

     The average cost of uranium purchases made in the first nine months of 1996 was $9.46 per pound. Deliveries in 1996 consisted of 439,000 purchased pounds, at an average cost per pound of $9.46, and 920,000 produced pounds at $10.93 per pound. During the first nine months of 1995, the Company delivered 806,000 purchased pounds at an average cost per pound of $9.64 and 101,000 pounds of produced uranium which carried an average cost of $10.41 per pound.

     Corporate expenses consisting of general and administrative ("G & A") expenses decreased to $2,259,000 in the first nine months of 1996 from $2,463,000 in the first nine months of 1995. This decrease resulted primarily from legal and accounting fees and other non-recurring expenses relating to the Lindner financing charged in 1995 that were not incurred in 1996. The current year's G&A does include costs associated with the opening of a corporate headquarters in Albuquerque, New Mexico for a subsidiary of the Company (Hydro Resources, Inc.) of $96,000, costs related to the unsuccessful acquisition bid for a significant uranium production company of $85,000 and continuing legal costs associated with the unauthorized transfer of funds in 1995 to or for the benefit of certain Benton Companies of $220,000.

     Earnings from operations before income taxes in the first nine months of 1996 was $621,000 compared to a loss in the first nine months of 1995 of $1,119,000. This change was primarily attributable to the losses from the termination of a joint venture ($1,001,000) and a loss on unauthorized transfers ($780,000) made in 1995.

     Total interest costs for the first nine months of 1996, net of capitalized amounts were comparable to 1995. Interest expense, net of capitalized amounts for the quarter ended September 30, 1996 was up by $74,000 compared to the same quarter of the previous year. This increase resulted from the additional $4.0 million borrowed in June 1996 to finance the purchase of the Alta Mesa property and because of advances received under the Company's credit facility with NationsBank in 1996.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

LETTER OF INTENT TO ACQUIRE URANIUM INTERESTS.

     In November, 1996 the Company entered into a letter of intent with Santa Fe Pacific Gold Corporation pursuant to which the Company would acquire for exploration and development potential certain uranium mineral interests covering approximately 500,000 acres in northwestern New Mexico in exchange for
1.2 million shares of URI's common stock and a commitment to expend certain amounts on exploration. More than a quarter of the total acreage comprises uranium mineral rights and approximately two-thirds of the acreage comprises exploration rights with rights to purchase and develop any uranium mineral interests found. Included in the purchase is an existing royalty obligation from URI to Santa Fe on certain properties currently under lease from Santa Fe.

     Consummation of the transaction is subject to approval of the Board of Directors of both Companies, certain regulatory matters and the preparation of definitive documentation of the transaction. If all conditions to the transaction are successfully fulfilled, the parties would anticipate closing the transaction within 120 days from the execution of the letter of intent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        URANIUM RESOURCES, INC.







Dated:  November 13, 1996               By:   /S/ Paul K. Willmott
                                           ------------------------------------
                                           Paul K. Willmott
                                           Director, President and
                                           Chief Executive Officer









Dated:  November 13, 1996               By:  /S/ Thomas H. Ehrlich
                                           ------------------------------------
                                           Thomas H. Ehrlich
                                           Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS



EXHIBIT           DESCRIPTION
-------           -----------

27                FINANCIAL DATA SCHEDULE