Form 10-Q/A
period 1996-09-30
URANIUM RESOURCES INC /DE/
filed 1996-12-16
CIK 839470

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                FORM 10-Q/A-1

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

                               Yes  X     No
                                  ------    ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Title of Each Class of Common Stock             Number of Shares Outstanding
  -----------------------------------             ----------------------------

    Common Stock, $0.001 par value             8,813,027 as of November 11, 1996

--------------------------------------------------------------------------------

                            URANIUM RESOURCES, INC.
                    1996 THIRD QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS



PART II - OTHER INFORMATION                                               3

SIGNATURES                                                                4

INDEX TO EXHIBITS                                                         E - 1

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

1. Uranium supply contract dated August 21, 1996 between the Company and Commonwealth Edison Company.*

2. Uranium supply contract dated August 28, 1996 between the Company and Georgia Power Company.*


-------------------------
* Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        URANIUM RESOURCES, INC.



Dated:  December 13, 1996               By:   /S/ Paul K. Willmott
                                           -----------------------------------
                                           Paul K. Willmott
                                           Director, President and
                                           Chief Executive Officer




Dated:  December 13, 1996               By:  /S/ Thomas H. Ehrlich
                                           -----------------------------------
                                           Thomas H. Ehrlich
                                           Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS

EXHIBIT          DESCRIPTION
-------          -----------
10.1.            Uranium supply contract dated August 21, 1996 between the
                 Company and Commonwealth Edison Company.*

10.2. Uranium supply contract dated August 28, 1996 between the Company and Georgia Power Company.*

-------------------------

* Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.