Form 10-Q/A
period 1996-09-30
URANIUM RESOURCES INC /DE/
filed 1997-02-25
CIK 839470

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



                                FORM 10-Q/A-2


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


                                        URANIUM RESOURCES, INC.




Dated:  February 25, 1997               By:   /S/ Paul K. Willmott

                                           -----------------------------------
                                           Paul K. Willmott
                                           Director, President and
                                           Chief Executive Officer





Dated:  February 25, 1997               By:  /S/ Thomas H. Ehrlich

                                           -----------------------------------
                                           Thomas H. Ehrlich
                                           Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS

EXHIBIT          DESCRIPTION
-------          -----------
10.1.            Uranium Concentrates Sales Agreement dated August 21, 1996.*

10.2.            Uranium Concentrates Sales Agreement dated August 28, 1996.*

-------------------------

* Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.