Form 10-K405
period 1996-12-31
URANIUM RESOURCES INC /DE/
filed 1997-03-31
CIK 839470

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

         For the fiscal year ended December 31, 1996 or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934
         [No fee required]

         For the transition period from            to
                                        ----------    ----------

         Commission file number 0-17171

                            URANIUM RESOURCES, INC.
             (Exact name of Registrant as specified in its Charter)


             DELAWARE                                     75-2212772
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
                                          -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates at March 19, 1997 was approximately $52,537,257.

Number of shares of Common Stock outstanding as of March 19, 1997: 10,827,527 shares.

                      Documents Incorporated by Reference:


                Document                                     Location in 10-K
                --------                                     ----------------
Proxy Statement for 1997 Annual Meeting of Stockholders          Part III

================================================================================

                            URANIUM RESOURCES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

  ITEM 1. BUSINESS.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     The Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
       General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
       Business Strategy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
       Marketing Strategy/Uranium Sales Contracts   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
       Reserves   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
       The ISL Mining Process   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
       Environmental Considerations and Permitting; Water Rights  . . . . . . . . . . . . . . . . . . . . .   6
     The Uranium Industry . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
       General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
       Supply and Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
       Uranium Prices   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
       Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

  ITEM 2. PROPERTIES.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
       South Texas Producing Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
       South Texas Development Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
       New Mexico Development Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
       Santa Fe Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
       Reclaimed Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
       Reclamation and Restoration Costs and Bonding Requirements   . . . . . . . . . . . . . . . . . . . .  19

  ITEM 3. LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  . . . . . . . . . . . . . . . . . . . . . .  20

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.  . . . . . . . . . . . . .  28
       Market Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
       Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
       Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

  ITEM 6. SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   . . . . .  31
       Forward Looking Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
       Capital Resources and Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
       Environmental Aspects  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
       Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . . . . . .  36

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . .  36

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . .  37
         ITEM 11. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . .  37
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . .  37

PART IV   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .  38

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

         Index to Consolidated Financial Statements,
         Auditors' Report, Financial Statements
         and Supplemental Data                                                                F-1 to F-23

         Index to Exhibits                                                                    E-1 to E-2

                            URANIUM RESOURCES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     PART I

         The "Company" or "Registrant" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to management's expectations regarding the Company's reserve base, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 21.

         Certain terms used in this Form 10-K are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto. As used herein, "Western World" is a uranium industry term referring to the countries from which statistics are available for the purpose of compilation of data relating to the industry, and generally refers to those countries outside the Republics of the Commonwealth of Independent States (the "CIS"), Eastern Europe and the Peoples Republic of China.

ITEM 1. BUSINESS.

THE COMPANY

GENERAL

         Uranium Resources, Inc., a Delaware corporation (the "Company"), was formed in 1977 to acquire, explore and develop properties for the mining of uranium in the United States using the in situ leach ("ISL") mining process. The Company is recognized as a leader in the field of ISL mining.

         In the ISL process, groundwater fortified with oxidizing agents is pumped into the ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to a dried form of uranium which is shipped to conversion facilities for sale to the Company's customers. The ISL process is generally a more cost effective and environmentally benign mining method than conventional mining techniques.

         From March 1988 until September 1990 the Company produced a total of approximately 1.5 million pounds of uranium from its Kingsville Dome property in South Texas, and from October 1990 through March 1992 it produced a total of approximately 1.1 million pounds of uranium from its Rosita property also located in South Texas. The Kingsville Dome property was shut-in in September 1990 and the Rosita property in March 1992 due to the decline in the uranium spot market price to below the Company's production costs.

         Generally, the Company sells uranium to electric utilities under long-term contracts that provide for minimum prices which escalate with inflation. See "-Marketing Strategy/Uranium Sales Contracts." From 1988 through March 1992 the Company's production of uranium from the Kingsville Dome and Rosita facilities provided a portion of the uranium inventory required for such sales while these sites were producing. The Company has also purchased a significant amount of uranium through a combination of long-term and spot contracts to satisfy its obligations under such contracts. From 1993 through June 1995 such uranium purchases comprised the major source for the Company's uranium deliveries.

         In anticipation of the firming and increase in the spot price of uranium, in mid 1994 the Company began plans for the resumption of production at its Rosita and Kingsville Dome properties. The spot price of uranium increased from $9.25 per pound as of July 31, 1994, to $11.80 per pound as of May 31, 1995. In June 1995 production was recommenced at the Rosita property and preproduction activities were begun at the Kingsville Dome property with production established in March 1996. Since the re-establishment of production and through December 1996 the Company has produced approximately 1.1 million pounds from Rosita and 860,000 pounds from Kingsville Dome at average production costs of $10.86 and $12.31 per pound, respectively.

         These production and cost levels establish the Company as the largest and one of the lowest cost producers of uranium concentrates in the United States. It is the only publicly-owned uranium production company in the United States whose activities exclusively involve the commercial ISL production of uranium.

         As of February 28, 1997, the Company had 156 employees, including its professional staff consisting of ten geologists, six engineers, one chemist, two landmen and two certified public accountants. To support its production, exploration and permitting activities, the Company maintains regional offices in Corpus Christi, Texas and in Albuquerque, New Mexico, and field offices at the Kingsville Dome site, the Rosita site and in Crownpoint, New Mexico.

BUSINESS STRATEGY

         During 1995, the Company developed and began the implementation of a multi-phase strategy to exploit its existing production base and technical expertise and to identify, acquire, permit and develop additional ISL amenable uranium properties that will allow the Company to be a significant uranium producer in the Western World. The Company is implementing its strategy through
(i) resuming production at its existing production sites; (ii) making capital expenditures for property exploration, acquisition and development; (iii) permitting additional development sites, which are targeted to commence production during 1998; and (iv) reviewing opportunities to sell uranium outside the United States.

         After ceasing uranium production in the early 1990s because of depressed market prices, the Company resumed production at Rosita and Kingsville Dome in June 1995 and March 1996, respectively. During the period the Company was not producing uranium, it was able to purchase uranium to fulfill its existing contracts at a price lower than its cost of production. For the year ended December 31, 1996, the Company produced approximately 1.4 million pounds of uranium at an average cost of $12.12 per pound. This production enabled the Company to take advantage of the significant imbalance between the annual level of uranium production and consumption in the Western World and the rise in the spot market price for uranium which at $13.65 per pound as of February 28, 1997 was up approximately 42% over the spot price of $9.65 per pound as of January 31, 1995. The Company estimates that for 1996, its uranium production was approximately 20% of the total U.S. production and approximately 2% of the total Western World production.

         In June 1996, the Company acquired for $4 million (of which $1 million is recoverable against one-half of future royalties) a mineral lease on the Alta Mesa properties located in South Texas which are estimated by the Company to contain 6.2 million pounds of in-place proven and probable uranium reserves (estimated 4.0 million pounds recoverable).

         In November 1996 the Company entered into a letter of intent with Santa Fe Pacific Gold Corporation ("Santa Fe") pursuant to which the Company would acquire for exploration and development potential certain uranium mineral interests covering approximately 500,000 acres in northwestern New Mexico in exchange for 1.2 million shares of the Company's Common Stock and a commitment to expend certain amounts on exploration. Approximately one-third of this acreage comprises uranium mineral rights and the remaining acreage comprises exploration rights with rights to purchase and develop any uranium mineral interests found. Included in the purchase is an existing royalty obligation from the Company to Santa Fe on certain properties currently under lease from Santa Fe. This transaction was completed in March 1997.

         The Company has two development projects in South Texas, Vasquez and Alta Mesa, both targeted to commence production in 1998. The Company also has three development projects in two districts in New Mexico, the Churchrock district and the Crownpoint district. Churchrock is targeted to commence production in 1998. Permitting is in process at all such projects. Commencement of production at these properties is subject to timely permitting and the availability of capital.

         When Alta Mesa, Vasquez and Churchrock reach full production, the Company expects that, based on planned production rates, its total annual production capacity from these operations plus Kingsville Dome will approximate
4.0 million pounds.

MARKETING STRATEGY/URANIUM SALES CONTRACTS

         The Company is aggressively developing a portfolio of sales contracts in support of its production expansion goals. Long-term contracts are a primary focus of the Company. Spot sales will be utilized to manage inventories and optimize revenues. The Company intends to use matched sales in amounts equal to its available quotas through 2003 to maximize profitability. All contracts together will result in a portfolio that is targeted to provide upside market price participation while limiting down-side price risk.

         As of December 31, 1996, based on prices escalated in accordance with the contract terms through that date, the Company had long-term contracts for approximately $73,359,000 of future sales for deliveries through 2002, as compared with contracts for approximately $37,824,000 as of December 31, 1995, based on prices escalated in accordance with contract terms through that date, in each case excluding the revenue related to the sale of Russian uranium under the matched sale program. The Company has contracts that have a market-related price, with a price ceiling and price floor subject to escalation for between 80%-100% of future inflation. The Company also has contracts with fixed prices which are also subject to escalation for between 80%-100% of future inflation. One other contract is based upon 99% of market price without a floor or a ceiling.

         The following table provides information concerning the Company's long-term sales contracts from January 1, 1997 through 2002 (excluding the delivery of Russian uranium) with prices escalated through December 31, 1996 and using the December 31, 1996 spot price of uranium for the market price related contracts:

                               1997      1998      1999      2000      2001     2002     Total
                               ----      ----      ----      ----      ----     ----     -----
Number of customers               7         7         4         3         2        1       N/A
Total long-term
contracted
   deliveries                 1,423     1,395       704       584       484      150     4,740
(thousands of
   pounds)
Total sales (thousands)     $22,116   $22,198   $10,819   $ 8,783   $ 7,222   $2,221   $73,359
Average minimum sales
   price per pound          $ 15.54   $ 15.92   $ 15.36   $ 15.03   $ 14.91   $14.81    $15.47

         For deliveries in periods subsequent to 1997, certain buyers have the option to adjust deliveries between 10% to 20%. In general, except for the options of the buyers to decrease deliveries by a specified percentage, and except for force majeure events, the buyers either must take delivery and pay for the entire amount contracted for or, if delivery is refused on any portion of the contract, pay to the Company the difference between the minimum contract price and the amount received by the Company upon the sale of the uranium to a third party. Certain of the contracts also provide the buyer with options to renew beyond the periods reflected in the table.

         Should any of the Company's customers be unable to perform its obligations to purchase and pay for the uranium because of force majeure or otherwise, this could have a material adverse effect on the Company's results of operations if the Company would not be able to sell such material under another long-term contract or in a spot market sale.

         A significant portion of the Company's contracted sales of uranium from January 1, 1997 through December 31, 2002 are represented by eight long-term contracts with seven different customers, five of which represented 20%, 16%, 15%, 12% and 11% of sales for the year ended December 31, 1996 and four of which represented 23%, 14%, 10% and 10% of sales for the year ended December 31, 1995.

         As of December 31, 1996, the Company had two outstanding long-term purchase contracts for Russian origin uranium totaling 270,000 pounds with deliveries from 1997 through 1998. These contracts have a price escalation factor related to future inflation.

                                   RESERVES

         The following table sets forth the Company's total in-place proven and probable uranium reserves as of December 31, 1996. The reserves are based on an estimated 65% recovery factor, certain cut-off grades and a price of $16 per pound.

                                         In-Place Reserves
                                                as of         Recoverable
                                         December 31, 1996    Reserves as of
                        Producing (P)/ ----------------------  December 31,
Properties              Development (D)Proven        Probable      1996
----------             --------------- ------        --------  --------------
                                       (Amounts in thousands of pounds of U3O8)
Texas
  Kingsville Dome                 P          709        3,001        2,412
  Rosita                          P        1,761           --        1,144
  Vasquez                         D        2,248        1,439        2,397
  Alta Mesa                       D        4,346        1,863        4,036
New Mexico
  Churchrock
    Section 8                     D        6,529           --        4,244
    Section 17                    D        3,451        4,992        5,488
    Mancos                        D        4,164           --        2,707
  Crownpoint                      D       30,758        8,201       25,323
                                      ----------   ----------   ----------
      TOTALS                              53,966       19,496       47,751
                                      ==========   ==========   ==========


         The foregoing table does not include approximately 14.7 million pounds of proved and probable in-place reserves (estimated 9.6 million pounds recoverable) related to the Santa Fe transaction and 27.0 million pounds of proved and probable in-place reserves (estimated 17.6 million pounds recoverable) contained on acreage adjoining the Crownpoint property for which the Company executed leases with the landowners in 1992. These leases are subject to approval by the U.S. Bureau of Indian Affairs (the "BIA"), with such approval expected in 1997 as a result of the Company's receipt of the Final Environmental Impact Statement (the "FEIS") in March 1997. See Item 2. Properties - New Mexico Development Properties - Crownpoint District.

THE ISL MINING PROCESS

         The ISL mining process, a form of solution mining, differs dramatically from conventional mining techniques. The ISL technique avoids the movement and milling of significant quantities of rock and ore as well as mill tailings waste associated with more traditional mining methods and generally results in a more cost-effective and more environmentally-benign extraction operation in comparison to conventional uranium mining. Historically, the majority of U.S. uranium production resulted from either open pit surface mines or underground shaft operations. These conventional mining methods are, in many cases, capital and labor intensive and are not cost competitive with the majority of non-U.S. conventional producers. To the Company's knowledge, there are no conventional U.S. producers today.

         The ISL process was first tested for the production of uranium in the mid-1960's and was first applied to a commercial-scale project in 1975 in South Texas. The ISL process had become well established in the South Texas uranium district by the late 1970's, where it was employed in connection with approximately twenty commercial projects, including two operated by the Company.

         In the ISL process, groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface where the uranium is removed from the solution and processed to a dried form of uranium which is shipped to conversion facilities for sale to the Company's customers.

         An ISL project involves several major components:

         ORE BODY EVALUATION

         Ore bodies which are currently being mined by the ISL process are associated with groundwater saturated permeable sandstone formations located between 100 and 2,000 feet below the surface. The uranium ore is deposited in a roll front configuration where the groundwater passing through the sandstone passes from a natural environment which is oxidizing to a naturally occurring reducing environment. This change causes the dissolved uranium in the groundwater to become insoluble, and it then attaches to the grains of the sandstone. Some important factors in evaluating an ore body for the ISL process are permeability, the thickness of the ore zone, depth, size, grade of ore, shape of the ore body, nature of uranium mineralization, host rock mineralogy, and the hydrology. These factors are important in determining the design of the wellfield, the type and flow of the leaching solution, and the nature of the surface ISL facilities.

         WELLFIELD DESIGN

         The wellfield is the mechanism by which the leaching solution, or lixiviant, is circulated through the ore body. The wellfield consists of a series of injection, production (extraction) and monitoring wells drilled in specified patterns. These patterns will vary primarily with the configuration of the ore and the hydrologic characteristics of each deposit. Determining the wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. Injection and production wells vary in diameter from four to six inches. Generally, these wells are drilled down to the bottom of the ore zone (through which the lixiviant must be circulated to achieve production). Injection and production wells are cased with polyvinyl chloride ("PVC") or fiberglass casings which are cemented in place from the bottom of the ore zone to the surface. The wells are then completed into the ore zone.

         LIXIVIANT CHEMISTRY

         The lixiviant, consisting of native groundwater fortified with an oxidant and an anionic complexing agent, is introduced via the injection wells to the ore bearing aquifer. The oxidant (gaseous oxygen) changes the uranium valence state making the uranium soluble in the lixiviant. The lixiviant (sodium bicarbonate) complexes the original uranium to a soluble ion, uranyl dicarbonate, which dissolves the uranium. The dissolved uranium then flows to the surface with the lixiviant fluid which is circulated through the ore body until economic recovery is achieved.

         URANIUM RECOVERY PROCESS

         The uranium recovery process consists of a lixiviant circuit, an elution/precipitation circuit and a drying and packaging process. The lixiviant circuit flows from the ore body, where the uranium is dissolved. The lixiviant stream is then circulated to an ion exchange column on the surface where uranium is extracted from the lixiviant by absorption onto the resin beads of the ion exchange columns. The lixiviant is then refortified and reinjected into the ore body. When the ion exchange column's resin beads are loaded with uranium, the column is removed and placed into the elution circuit where the uranium is flushed with a salt water solution which precipitates the uranium from the beads. This leaves the uranium in a slurry, which is then dried and packaged for shipment as uranium powder.

         WELLFIELD RESTORATION

         At the conclusion of mining, the mine site is decommissioned and decontaminated and the wellfield is restored and reclaimed. Wellfield restoration involves returning the aquifer to a condition consistent with its pre-mining use and removing evidences of surface disturbance. The restoration of the wellfield can be accomplished by flushing the ore zone for a time with native ground water and/or using reverse osmosis to remove ions, minerals and salts to provide clean water for reinjection to flush the ore zone. Decommissioning and decontamination entail decontamination, dismantling and removal for disposal or reuse of the structures, equipment and materials used at the site during the mining and restoration activities.

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING; WATER RIGHTS

         The production of uranium is subject to extensive regulations, including federal and state (and potentially tribal) environmental regulations, that have a material effect on the economics of the Company's operations and the timing of project development. The Company's primary regulatory costs have been related to obtaining and complying with the regulatory licenses and permits that must be obtained from federal and state agencies prior to the commencement of uranium mining activities.

         Environmental considerations include the prevention of groundwater contamination (through proper design and operation of the wellfield and monitoring wells to prevent the vertical or horizontal escape of leaching solution from the mining area) and the treatment and disposal of liquid and/or solid discrete surface waste or by-product materials (so-called "11e. (2) by-product material" under federal law). The majority of by-product material that is generated is liquid and generally is disposed of through underground injection wells, by a combination of reverse osmosis, brine concentration and evaporation or, after treatment, by surface deposition or discharge. Any such disposal must be approved by the governing authority having jurisdiction over that aspect of the Company's activities. Once mining is completed, the Company is required to reclaim the surface areas and restore underground water quality to the level of quality mandated by applicable regulations or license requirements. A small amount of solid discrete surface waste materials generated by the ISL process is disposed of by delivery to a licensed by-product material disposal site or to a licensed conventional uranium mill tailings pile. While such sites may not be readily available in the future, the Company believes that any increase in the cost of such disposal will continue to be insignificant relative to total costs of production and will not be a material portion of restoration/reclamation costs.

         In both Texas and New Mexico there are two primary regulatory authorizations required prior to operations: a radioactive material license and underground injection control ("UIC") permits which relate both to the injection of water for production purposes and to the disposal of by-product material through underground injection wells. Uranium mining is subject to regulation by the U.S. Nuclear Regulatory Commission ("NRC") under the federal Atomic Energy Act ("AEA"); however, the AEA also allows for states with regulatory programs deemed satisfactory by the NRC to take primary responsibility for licensing and regulating certain activities, such as uranium recovery operations. When a state seeks this responsibility, it enters into an agreement with the NRC whereby the NRC agrees to recede from the exercise of most of its counterpart jurisdiction, leaving the matters to be administered by the state. Texas has entered into such an agreement; however, New Mexico is not a party to such an agreement.

         The federal Safe Drinking Water Act ("SDWA") creates a nationwide regulatory program protecting groundwater which is administered by the U.S. Environmental Protection Agency ("EPA"). To avoid the burden of dual federal and state (or Indian tribal) regulation, the SDWA allows for the permits issued by the UIC regulatory programs of states and Indian tribes determined eligible for treatment as states to suffice in place of a UIC permit required under the SDWA. A state whose UIC program has been determined sufficient for this purpose is said to have been granted "primary enforcement responsibility" or "primacy," and a UIC permit from a state with primacy suffices in lieu of an EPA-issued permit, provided the EPA grants, upon request by the permitting state, an "aquifer exemption" or "temporary aquifer designation" modifying the permitting state's UIC program to recognize the temporary placement of mining fluids into the intended mining zone within the horizontal confines of the proposed mining area. Although the EPA's consent to aquifer exemptions or temporary aquifer designations for certain mineral deposits is often issued almost automatically, the EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the mine site. Both Texas and New Mexico have been granted "primacy" for their UIC programs, and the Navajo Nation has been determined eligible for treatment as a state but is not due to submit its program for EPA approval for several years. Until such time as the Navajo Nation has been granted "primacy," ISL uranium mining activities within Navajo Nation jurisdiction will require a UIC permit from the EPA. Despite some procedural differences, the substantive requirements of the Texas, New Mexico and EPA UIC programs are very similar.

         In addition to its radioactive materials licenses and UIC permit, the Company is also required to obtain from appropriate governmental authorities a number of other permits or exemptions, such as for waste water discharge, land application of treated waste water, or for air emissions.

         The current environmental regulatory program for the ISL industry is well established. Many ISL mines have gone full cycle through the permit-operating-restoration cycle without any significant environmental impact. However, the public anti-nuclear lobby can make environmental permitting difficult and permit timing less than predictable.

         In Texas, both the radioactive materials license and the UIC permits required for ISL uranium mining are granted by the Texas Natural Resource Conservation Commission ("TNRCC"), with the concurrence of the NRC required for the licensee's final release from further radioactive materials license obligations after mining and all required decommissioning, decontamination, restoration and reclamation have been completed at a site. The TNRCC also regulates air quality and surface deposition or discharge of treated waste water associated with the ISL mining process.

         In New Mexico, radioactive materials licensing is handled directly by the NRC, rather than by the State of New Mexico. Furthermore, depending upon whether a site located within New Mexico falls under state or Navajo Nation jurisdiction, the licensure of the UIC aspects of ISL mining may be conducted by either the New Mexico Environmental Department ("NMED") or the EPA or possibly both in case of jurisdictional conflict. The jurisdictional issue when raised as to any development property, could result in litigation between the state and the EPA, with the possibility of delays in the issuance of affected UIC permits.

         Water is essential to the ISL process. It is readily available in South Texas for the Company's operations and obtaining water rights is not required because water is subject to capture. In New Mexico the use of water rights is administered through the New Mexico State Engineer subject to Indian tribal jurisdictional claims as discussed below. Obtaining new water rights, and the transfer or change in use of existing water rights are carefully and strictly regulated by the State Engineer. The State Engineer may also grant an application for a "temporary water right" which will not establish a vested right but may provide sufficient acre feet per day to fulfill the applicant's water needs. The State Engineer exercises jurisdiction over underground water basins with "reasonably ascertainable boundaries." Accordingly, new appropriations or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where the Company's properties are located, must be obtained by permit from the State Engineer. Applications are required to be published and are subject to hearing if protested. There are three criteria for decision, that the application: (1) not impair existing water rights, (2) not be contrary to the conservation of water within New Mexico, and (3) not be detrimental to the public welfare. Applications may be approved subject to conditions which govern exercise of the water rights. Appeals from decisions of the State Engineer are to the district court of the county in which the work or point of desired appropriation is situated and from there to the New Mexico Court of Appeals. Finally, jurisdiction over water rights may become an issue in New Mexico when an Indian nation, such as the Navajo Nation, objects to the State Engineer's authority to grant or transfer a water right or to award a temporary water right, claiming tribal jurisdiction over Indian country. This issue could result in litigation between the Indian nation and the state which may delay action on water right applications, and, depending on who prevails as to any particular property, could result in a requirement to make applications to the appropriate Indian nation and continuing jurisdiction by the Indian nation over use of the water. All of the foregoing issues arise to a greater or lesser extent in connection with the Company's New Mexico properties, as further described below.

         There can be no assurance that the regulatory permits or licenses in Texas or New Mexico, or the applications for water rights in New Mexico, required for any project of the Company will be approved by the necessary governing authority in the form contemplated by management, or in any other form, or within the time periods necessary to commence timely production. Additionally, regulations and permit requirements are subject to revisions and changes which may materially affect the Company's operations. Any delay or failure in obtaining such permits or water rights could materially and adversely affect the business and operations of the Company.

         In addition to the costs and responsibilities associated with obtaining and maintaining permits, and the regulation of production activities, the Company is subject to those environmental laws and regulations applicable to the ownership and operation of real property in general, including but not limited to the potential responsibility for the activities of prior owners and operators.

THE URANIUM INDUSTRY

GENERAL

         The only significant commercial use for uranium is to fuel nuclear power plants for the generation of electricity. Nuclear plants generated approximately 17% of the world's electricity in 1995, up from less than 2% in 1970 and according to the Uranium Institute ("UI"), through the year 2000 nuclear generating capacity is expected to grow at 1% per annum, primarily as a result of new reactor construction outside the United States and increased efficiencies of existing reactors.

         As of December 31, 1995 there were 363 nuclear reactors operating in the Western World, 109 of which are in the United States, and another 32 under construction outside of the United States. Uranium consumption by Western World commercial reactors increased from about 60 million pounds in 1981 to approximately 129 million pounds in 1995. Western World consumption is estimated to reach approximately 135 to 150 million pounds by 2001.

SUPPLY AND DEMAND

         1995 and 1996 were transition years in the uranium market place, signaling the end of a ten year period of significantly depressed product prices. There is no single event that caused this long-anticipated correction. It is the result of numerous factors working in concert over a ten-year period that finally re-established the move toward market equilibrium.

         From the early 1970's through 1980, the Western World uranium industry was characterized by increasing uranium production fueled by overly optimistic projections of nuclear power growth. From 1970 to 1985, production exceeded consumption by approximately 500 million pounds. By the end of 1985 enough inventory had been amassed to fuel Western World reactor needs for over five years. In response, sales of excess inventory followed and prices plummeted from highs above $40 per pound in 1979 to below $8 per pound in 1992. As prices fell, Western World production declined dramatically from a high of 115 million pounds in 1980 to a low of 57 million pounds by 1994. Since 1985, consumption of uranium in the Western World has exceeded Western World production by over 400 million pounds. In 1995, consumption of uranium in the Western World was 129 million pounds, nearly double the production of 66 million pounds by Western World producers. Accordingly, by the end of 1995, excess inventory levels in the Western World (inventory in excess of preferred levels) had been reduced to less than two years of forward reactor requirements, and excess inventories in the U.S. had been reduced to less than one year of projected forward requirements.

         Countering the drawdown of Western World inventories and contributing directly to the downturn of market prices was the importation, starting in 1989, of uranium from the Commonwealth of Independent

States (the "CIS"), and to a lesser extent, from Eastern Europe and mainland China. As the result of an anti-dumping suit in 1991 by the U.S. ("CIS Anti-dumping Suit") against some republics of the CIS, suspension agreements were signed with six CIS republics (Russia, Ukraine, Kazakhstan, Uzbekistan, Kyrgzstan and Tajikistan) in October 1992, which applied price related volume quotas to CIS uranium permitted to be imported into the U.S.

         The Russian Suspension Agreement was amended in March 1994 allowing for up to 43 million pounds of Russian uranium to be imported into the U.S. over the 10 years beginning March 1994, but only if it is matched with an equal volume of new U.S. production. Based on U.S. consumption for the 1994-2003 period (as reported or projected by the Department of Energy), the matched volumes could account for up to 18% of the supply to the U.S. market during this period.

         In 1995 the Republics of Kazakhstan and Uzbekistan concluded negotiations to amend their respective suspension agreements. Both amendments lowered initial prices relating to their respective import quotas allowing imports to occur. Additionally, the amendments require that uranium mined in those Republics and enriched in another country for importation in the U.S. will count against their respective quotas. The Uzbekistan amendment replaces the price-tied quota system with one based upon U.S. production rates after October 1997. As U.S. rates increase, additional imports from Uzbekistan are allowed.

         Although these amendments to the suspension agreements may increase the supply of uranium to the U.S. market, they provide increased predictability concerning CIS imports into the U.S. Due to declining production levels in the CIS republics, uranium from these sources has recently been difficult to obtain. Consequently, the market impact of CIS primary production may be diminishing.

         In January 1994, the U.S. and Russia entered into an agreement (the "Russian HEU Agreement") to convert highly enriched uranium ("HEU"), derived from dismantling nuclear weapons, into low enriched uranium ("LEU") suitable for use in nuclear power plants. At a projected maximum conversion rate for HEU and LEU, approximately 24 million pounds of uranium will be available to Western World markets, meeting up to 18% of annual requirements by 2001.

         In 1996 the U.S. Congress passed legislation in compliance with the suspension agreements which allows the converted HEU material to be sold in the U.S. marketplace at an annual rate not to exceed 2 million pounds in 1998, increasing gradually to 20 million pounds in 2009. At this maximum rate, HEU material could supply approximately 40% of annual U.S. reactor requirements projected for 2009. In addition, an uncertain amount of HEU material is allowed to be used in the U.S. for the overfeeding of enrichment facilities and as a source of Russian uranium for matching sales.

         Industry analysts expect annual Western World consumption to increase to between 135 and 150 million pounds by 2001. The Company estimates that between 30 and 40 million pounds of this demand could be filled by a combination of government stockpiles (including converted Russian and U.S. HEU and inventory sold by the Department of Energy) and imports from CIS republics and former East Bloc countries. To achieve market equilibrium by 2001 primary production in the Western World will need to supply between 95 and 120 million pounds on an annual basis subject to some adjustment for any remaining inventory drawdown and limited uranium reprocessing. Production from existing facilities in the Western World, however, is projected to decline from current levels to approximately 57 million pounds by 2001 as reserves are depleted. New production therefore will have to be brought online to fill a potential annual gap of between 38 and 63 million pounds. While current price levels may sustain 1995 production levels, the Company believes that higher prices will be needed to support the required investment in new higher cost production as lower cost production reserves are depleted.

         The following table shows U.S. production and Western World production and consumption for the years presented.

                   PRODUCTION AND CONSUMPTION OF U(3)O(8)(1)
                           (Western World Countries)
                  (Amounts in millions of pounds of U(3)O(8))

                                                                                     Total Western
                          Total U.S.           Total U.S.       Total Western World      World
        Year              Production           Consumption          Production          Consumption
        ----              ----------           -----------          ----------        --------------
        1979                 37.5                 20.5                 99.7                46.6
        1980                 43.7                 18.8                115.0                41.0
        1981                 38.5                 24.1                114.9                59.9
        1982                 26.9                 24.3                107.8                69.8
        1983                 21.2                 28.7                 96.2                76.6
        1984                 14.9                 27.0                101.0                78.4
        1985                 11.3                 33.7                 90.7                91.1
        1986                 13.5                 34.9                 96.7                97.9
        1987                 13.0                 33.7                 92.2                93.8
        1988                 13.1                 39.9                 95.5               108.2
        1989                 13.8                 38.0                 89.0               104.3
        1990                  8.9                 44.2                 73.8               114.0
        1991                  8.0                 44.8                 70.0               128.4
        1992                  5.6                 45.2                 60.9               123.3
        1993                  3.1                 44.2                 57.2               130.8
        1994                  3.4                 40.4                 57.8               135.7
        1995                  6.0                 51.1                 66.0               128.6
        1996(est.)            7.2                 45.3                 72.9            134.9-143.1

------------------

(1) Source: Industry - various publications of Department of Energy/Energy Information Administration ("DOE/EIA"), Trade Tech, UxCo and the Uranium Institute.


URANIUM PRICES

         Spot prices reflect the price at which uranium may be purchased for delivery within one year. Historically, spot prices have been more volatile than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, then declining to a low of $7.25 per pound in October 1991. The spot price per pound as of February 28, 1997 was $13.65.

         The following graph shows spot prices per pound from 1978 to December 31, 1996, as reported by Trade Tech.

                                    [GRAPH]

----------------

All prices beginning in 1993 represent the nonrestricted origin U(3)O(8) deliveries available to U.S. utilities. Trade Tech began reporting a two-tier price structure soon after the United States and certain Republics of the CIS agreed to import restrictions on uranium produced. The foregoing prices reflect those prices available to U.S. utility consumers.

COMPETITION

         The Company markets uranium to utilities in direct competition with supplies available from various sources worldwide. The Company competes primarily on the basis of price. The Company estimates that for 1996 its uranium production was approximately 20% of the total U.S. production and approximately 2% of the total Western World production.

         According to the UI, in 1995, six companies, Cameco Corporation, Compagnie Generales des Matieres Nucleaires, Energy Resources of Australia, Ltd., the RTZ Corporation PLC, Uranerzbergbau-GmbH and WMC Limited, produced almost 70% of total Western World output. Virtually all of Western World production was from only eight nations: Canada, Niger, Australia, Namibia, South Africa, United States, France and Gabon. In 1989 the CIS and mainland China began to supply significant quantities of uranium annually into Western World markets.

ITEM 2. PROPERTIES.

SOUTH TEXAS PRODUCING PROPERTIES

         The Company currently has two producing properties which are located in South Texas, Rosita and Kingsville Dome. The following is a description of those properties.

KINGSVILLE DOME

         The Property. The Kingsville Dome property consists of mineral leases from private landowners (and a small portion owned in fee) on 3,720 gross (3,573 net) acres located in central Kleberg County, Texas. The leases provide for royalties based upon uranium sales. The leases have expiration dates ranging from February 1998 to 2004. With a few minor exceptions, all the leases contain shut-in royalty clauses which permit the Company to extend the leases not held by production by payment of a royalty. The Company was obligated to pay a production payment royalty of $1.00 per pound on the first three million pounds of uranium produced and sold from either Kingsville Dome or Rosita. The Company has produced in excess of three million pounds of uranium from these properties and made the final payment of approximately $730,000 on this obligation in January 1997.

         Reserves. As of December 31, 1996, the property contained approximately 3.7 million pounds of in-place proven and probable uranium reserves (estimated 2.4 million pounds recoverable).

         Production History. Initial production commenced in May 1988. In May 1989, due to the continuing decline in the spot price of uranium, the Company deferred development of the next wellfield, and the plant was shut-in in September 1990. Total production from May 1988 through September 1990 was approximately 1.5 million pounds.

         Wellfield development activities resumed in December 1995, and production commenced in March 1996. Annualized production levels at Kingsville Dome are approximately 1 million pounds; and production was approximately 860,000 pounds from recommencement of production in March 1996 through December 31, 1996.

         Further Development Potential. As part of the Company's ongoing production activities, it is engaged in significant development and exploration efforts at Kingsville Dome. Exploration is planned northwest of the current production area in 1997. The Company anticipates spending approximately $10.1 million in 1997 and $3.4 million in 1998 for plant capital, permitting, development and land holding costs.

         Permitting Status. Radioactive material licensing and UIC permit hearings for currently producing areas have been completed, and the necessary permits have been issued. Some minor amendments to the license and permit for further production within the permit area will be required as development proceeds. The term of the license and UIC permit is effectively open-ended. The UIC disposal permit will require renewal in mid-1998, and the Company is in the process of applying for that renewal.

         Restoration and Reclamation. Restoration of groundwater is planned to commence in early 1997. The Company anticipates spending approximately $750,000 in 1997 and $600,000 in 1998 on such restoration activities.

ROSITA

         The Property. The Rosita property consists of mineral leases on 3,377 gross and net acres located in northeastern Duval County, Texas. All the leases, except minor leases, are held by production. The leases provide for royalties based upon uranium sales. The Company was obligated to pay a production payment royalty of $1.00 per pound on the first three million pounds of uranium produced and sold from either Kingsville Dome or Rosita. The balance due of approximately $730,000 under this obligation was paid in January 1997. See the above discussion of Kingsville Dome.

         Reserves. As of December 31, 1996, the property contained approximately 1.8 million pounds of in-place proven and probable uranium reserves (estimated 1.1 million pounds recoverable).

         Production History. The Company began initial production at Rosita in October 1990. Total production from Rosita for the eighteen months through March 31, 1992 was approximately 1.1 million pounds. In March 1992, due to depressed uranium prices, the Company shut-in production.

         Wellfield development activities resumed at Rosita in March 1995, and production recommenced in June 1995. From that date through year-end 1995 approximately 610,000 pounds were produced and production in 1996 totaled 500,000 pounds.

         Further Development Potential. The Company estimates that there are approximately 300,000 pounds of uranium remaining to be produced from existing operating wellfields at Rosita. In addition, the Company believes that an additional 840,000 pounds of uranium may be recovered from future wellfields at Rosita. Preproduction activities for the new wellfields began in January 1997, with expected production beginning in the first quarter of 1997. The Company expects its existing reserves at Rosita to be fully depleted by mid-1998. The Company anticipates spending approximately $2.1 million for development activities, permitting and land holding costs in 1997 and $238,000 in 1998.

         Permitting Status. Radioactive materials licensing and UIC permit hearings for currently producing areas have been completed, and the necessary permits have been issued. Some minor amendments for further production within the permit area will be required as development proceeds. The term of the license and UIC permit is effectively open-ended. The UIC disposal permit will require renewal in mid-1997, and the Company has filed its application for such renewal.

         Restoration and Reclamation. The Company expects to commence initial groundwater restoration in January 1997 and expects to expend approximately $300,000 in 1997 and $345,000 in 1998 on such activities.

SOUTH TEXAS DEVELOPMENT PROPERTIES

VASQUEZ

         The Property. The property consists of two mineral leases on 842 gross and net acres located in southwestern Duval County, Texas. One lease expires in January 1998, subject to extension for permitting delays, and the other lease expires in February 2000. The leases provide for royalties based on uranium sales. A potential conflict with respect to the mineral rights has arisen on the Vasquez property. The Company's lease is with the owner of both the surface of the land and 50% of the minerals. The Company believes the minable reserves on this property are within 200 feet of the surface and are, therefore, under Texas law owned by the surface estate. As a result of the surface lease alone, the Company believes it has the right to mine 100% of the minerals under Texas law. Another party, however, owns 50% of the mineral estate and may challenge the Company's ownership of 50% of the minerals. The Company expects to file a quiet title action to resolve this matter.

         Reserves. As of December 31, 1996, the property contained approximately 3.7 million pounds of in-place proven and probable uranium reserves (estimated 2.4 million pounds recoverable).

         Development Plan. Production is targeted to commence in 1998. The Company anticipates spending approximately $1.1 million in 1997 and $5.3 million in 1998 for plant construction, permitting, development and land holding costs. The Company anticipates having to demonstrate financial surety in connection with these activities of approximately $3.0 million which it expects to meet by posting a bond collaterized by cash in an amount equal to 50% of the bond.

         Permitting Status. All of the required permit applications have been completed and submitted to the TNRCC. The TNRCC is currently reviewing the applications. The Company expects the permits to be in place in 1997.

ALTA MESA

         The Property. The Alta Mesa property consists of 4,575 gross and net acres located in Brooks County, Texas. The Company has a single mineral lease from the private mineral owner. The lease provides for a royalty based upon uranium sales and requires payment of minimum royalties if production does not begin by certain specified times. The Company paid $4 million for the lease of which $1 million is recoverable against one-half of future royalties. The lease term ends in December 1999 unless production from the property commences by that date (subject to extension for permitting delays).

         Reserves. As of December 31, 1996, the property contained approximately 6.2 million pounds of in-place proven and probable reserves (estimated 4.0 million pounds recoverable).

         Development Plan. Construction of the plant and wellfields is projected to take eight months and is scheduled to begin as the various licenses are issued by the TNRCC. Construction of the plant and wellfields is anticipated to begin in the third or fourth quarter of 1997 depending on the progress in licensing with the TNRCC. The Company anticipates spending approximately $6.0 million in 1997 and $4.8 million in 1998 for plant construction, permitting, development and land holding costs. The Company anticipates having to demonstrate financial surety in connection with these activities of approximately $3.0 million which it expects to meet by posting a bond collaterized by cash in an amount equal to 50% of the bond.

         Permitting Status. The Company filed license applications in the fourth quarter of 1996 and anticipates having the final permits in place in 1998.

NEW MEXICO DEVELOPMENT PROPERTIES

GENERAL

         The Company has various interests in properties located in the Churchrock and Crownpoint districts in New Mexico. As to these properties, the Company holds both patented and unpatented mining claims, mineral leases and some surface leases from private parties, the Navajo Nation and Navajo allottees. In addition, the Company signed a letter of intent in November 1996 to acquire from Santa Fe certain uranium mineral interests and exploration rights for uranium on significant acreage in New Mexico, a small portion of which falls within the Churchrock district. This agreement with Santa Fe was finalized in March 1997.

         In keeping with its overall corporate strategy, the Company's development plan for its New Mexico properties will proceed incrementally, subject to timely permitting, the availability of water rights and the availability of capital. The Company plans to develop the Churchrock district first, with production targeted for 1998, and the Crownpoint district next, with production targeted for 1999.

REGULATORY FRAMEWORK

         NRC License. In New Mexico, uranium production requires a radioactive materials license issued by the NRC. The Company has applied for one NRC license covering all properties located in both the

Churchrock and Crownpoint districts (except the Mancos property) and has included the properties in both districts (except the Mancos leases) under one Final Environmental Impact Statement (FEIS) which is a prerequisite for the NRC license.

         The NRC has finalized and completed the publication of the FEIS in the first quarter of 1997. The FEIS is subject to review and comment by the EPA and any cooperating agencies and is available to the public. Upon publication, and in the absence of any litigation concerning the FEIS, the NRC may issue the NRC license. However, the NRC has published notice of an opportunity for a hearing on the license which is currently planned for early 1997. Although the NRC may defer a hearing on licensure until after a license is issued, it is unclear whether the NRC will do so. There can be no assurance that the license will be issued or, if issued, that it will allow for the Company's planned operations, or that, if issued, the license would be issued on a timely basis to permit the Company to meet its targeted production schedule for the Churchrock district.

         UIC Permit. NMED has jurisdiction under the New Mexico Water Quality Act to regulate UIC activities within the State of New Mexico, and the New Mexico UIC program has received "primary enforcement responsibility" from the EPA under the federal SDWA. However, by the terms of regulations issued by the EPA and the primacy determination made for the State of New Mexico, New Mexico's UIC primacy does not extend to New Mexico's exercise of UIC regulation or permitting over facilities located on "Indian lands," a term whose geographic reach the EPA has defined as coextensive with that of Indian country. Because even a permit issued by a state holding UIC primacy cannot suffice in lieu of a federal UIC permit issued under the SDWA unless the EPA issued a corresponding aquifer exemption or temporary aquifer designation, the EPA's opinion that a site lies within Indian country virtually compels a state UIC applicant to secure an EPA UIC permit for UIC activities to be conducted on such a site. The EPA has announced it may assert that all of the Company's New Mexico development properties lie within Indian country and thus require UIC permits issued by the EPA.

         In addition to the EPA's assertions, the Navajo Nation claims regulatory jurisdiction over all of the Company's New Mexico development properties. These claims subject the development of the property to further uncertainties, including a potential for delays in UIC permitting until and unless a Navajo regulatory program is promulgated and accepted by the EPA for a determination of primacy. Although a Navajo UIC program may adopt unique application, permitting, and enforcement procedures, it would, nonetheless, be required to impose virtually the same substantive requirements as the Company is prepared to satisfy under existing New Mexico and EPA UIC programs.

         This dispute over UIC jurisdiction is currently focused on a portion of the Churchrock and Crownpoint properties. Despite this current jurisdictional dispute among the EPA, the State of New Mexico, and the Navajo Nation, the Company maintains good relations with the state of New Mexico, the Navajo Nation, and the EPA. However, there can be no assurance that the jurisdictional dispute will not have a material adverse effect on the Company's development plans in New Mexico.

         Water Rights. For general information on water rights in New Mexico, see "Business-Environmental Considerations and Permitting; Water Rights."

CHURCHROCK DISTRICT

         The Property. The Churchrock properties encompass 2,225 gross and net acres and include mineral leases, patented mining claims and unpatented mining claims. The properties are located in McKinley County, New Mexico, and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. The Company owns mineral leases for both Sections 17 and the Mancos properties. The surface estate on Section 17 is owned by the Navajo Nation. The Company owns patented and unpatented mining claims on Section 8. The Company is obligated to pay certain royalties based on uranium sales. The unpatented claims currently require an annual payment of $100 per claim payable to the Bureau of Land Management to remain in full force and effect and are subject to certain overrides. The Mancos leases can be held indefinitely by paying certain annual royalties after the primary term, which expired in 1994. The Section 17 leases expire in 1998. Production at any time will hold the leases until production ceases. On March 25, 1997, the Company acquired from Santa Fe, the fee mineral interests in
Section 17 and Mancos thereby extinguishing certain of the royalty obligations on those properties.

         Reserves. As of December 31, 1996, Section 8 contained approximately
6.5 million pounds of in-place proven and probable uranium reserves (estimated
4.2 million pounds recoverable), Section 17 contained approximately 8.4 million pounds of in-place proven and probable uranium reserves (estimated 5.5 million pounds recoverable), and the Mancos property contained approximately 4.2 million pounds of in-place proven and probable uranium reserves (estimated 2.7 million pounds recoverable).

         Development Plan. The New Mexico properties will be developed in accordance with the licenses issued by the NRC. It is anticipated that the first property to be licensed will be Churchrock. Costs related to permitting activities and land holding costs were $600,000 in 1996. The Company anticipates spending approximately $12.3 million in 1997 and $7.3 million in 1998 for plant construction, permitting, development and land holding costs. The Company anticipates having to demonstrate financial surety in connection with these activities of approximately $10.0 million which it expects to meet by posting a bond collaterized by cash in an amount equal to 50% of the bond.

         Exploration Potential. The measured in-place reserves in Sections 8 and 17 and Mancos encompass only a small portion of the properties owned by the Company. The Company believes that substantial additional mineralization exists on these properties. Because of greater depths, this mineralization is estimated to be recoverable at a higher cost and accordingly require higher uranium prices to make them economical to produce.

         Water Rights. The Company originally acquired mineral leases on Sections 8 and 17 from United Nuclear Corporation ("UNC") and, in connection therewith, acquired certain rights to use water from UNC. An application to use one of these rights has been the subject of extensive administrative proceedings and litigation with the New Mexico State Engineer and the Navajo Nation over the nature and extent of UNC's water rights. The State Engineer determined that the consumptive use and diversion amount UNC originally sought to transfer for use by the Company were in excess of the rights held by UNC and denied the application on the grounds that the UNC rights were insufficient to support the Company's mining operations. The Company has since revised its water budget to be consistent with the rights of UNC as determined by the State Engineer. The State Engineer has agreed to hear a revised application for the transfer of the water rights within 180 days after the application is submitted. The Company anticipates filing a revised application or applications for new temporary appropriation of water. A claim by the Navajo Nation to jurisdiction over these water rights was denied by the State Engineer and the state district court. These decisions do not preclude such a claim from being made in federal court.

         Permitting Status. On June 21, 1989 the EPA issued its aquifer exemption covering that portion of the Churchrock site known as Section 8, and on November 1, 1989, NMED issued its permit, covering UIC activities on Section
8. On October 7, 1994, NMED issued an amended permit covering UIC activities on both Section 8 and Section 17. The permit for Section 17 was contested by the Navajo Nation which claimed UIC regulatory jurisdiction over the site, based on the fact that the surface estate is owned by the Navajo Nation. The EPA, acting as an advocate for the Navajo Nation, has asserted the Navajo Nation's claim and has refused to amend its previously issued aquifer exemption covering
Section 8 to add the portion of the Churchrock facility on Section 17. The EPA has subsequently announced it may reconsider its issuance of an aquifer exemption covering the Section 8 portion of the Churchrock site. The Company does not plan to pursue permits for Mancos until uranium prices rise.

         In June 1996 the Company filed with the NMED two applications to renew the permit in two distinct parts, one covering the Section 8 portion and the other the Section 17 portion of Churchrock. This was to assure that the Company maintained a "clear" UIC authorization on the Section 8 portion of the site.

The surface estate on Section 8 is not owned by the Navajo Nation or Navajo allottees. Because the renewal application was timely filed, the permit covering the Section 8 property has remained continuously in effect pending final determination on the renewal application by the NMED. The Navajo Nation has recently asserted jurisdiction over the UIC for Section 8, claiming that the land lies within a "dependent Indian community." The EPA has not yet taken a position on this issue. This situation could potentially delay or obstruct development of Section 8. The renewal application pertaining to the Section 17 property will be subject to a new administrative review which will ultimately require EPA to re-examine the jurisdictional status. If the EPA does not find the site within NMED jurisdiction, the Company believes the state will file suit for a declaration of UIC jurisdiction over the site. The outcome of this suit may ultimately affect UIC jurisdiction on all Indian lands.

CROWNPOINT DISTRICT

         The Property. The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of the Company's Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 1,578 gross and net acres, as follows:

                 (a) 162 gross and net acres on Section 24. The Company has 100% of the mineral estate on this acreage pursuant to a combination of a 40% fee interest, a mineral lease on the other 60% of the mineral estate (expiring in April 1997 unless the parties agree to an extension) and unpatented mining claims. This acreage is subject to an obligation of the Company to pay a production payment on the first 50,000 pounds of uranium produced and an override based on uranium sales;

                 (b) 959 gross and net acres on Sections 19 and 29 pursuant to a lease from private mineral owners (expiring August 2007) which provides for royalties and an override based on uranium sales; and

                 (c) 457 gross and net acres of unpatented mining claims in Sections 9, 24 and 25.

         In addition to the foregoing, the Company has 1,440 gross and net acres of mineral leases (hereinafter referred to as "Unit 1") from Navajo allottees who are the beneficial owners of the surface and mineral rights. The leases are subject to approval by the Bureau of Indian Affairs (the "BIA"). The BIA Area Director is expected to approve the leases after completion of the FEIS. Although not assured, this approval is expected in the second quarter of 1997. These leases expire 10 years after the approval by the BIA.

         Reserves. With respect to all the Crownpoint acreage except Unit 1, as of December 31, 1996, the property contained approximately 39.0 million pounds of in-place proven and probable reserves (estimated 25.3 million pounds recoverable). The Company estimates that Unit 1 contains approximately 27.0 million pounds of in-place proven and probable reserves (estimated 17.6 million pounds recoverable). The Unit 1 reserves are not included as part of the Company's reserve base.

         Development Plan. The New Mexico properties will be developed according to the licenses issued by the NRC. It is anticipated that the first property to be licensed will be Churchrock followed by Unit 1 and Crownpoint after 1998. Costs relating to permitting activities and land holding costs were $710,000 in 1996, and are expected to total $200,000 in 1997 and $200,000 in
1998.

         Water Rights. With respect to Crownpoint, the Company has acquired three applications for appropriations of water which give the Company the first three "positions in line" on the hearings list for the San Juan Basin. Certain aspects of all three applications were protested and are subject to hearings. Water rights relating to Unit 1 involve the issue of the jurisdiction of the Navajo Nation, and this jurisdictional issue might also be present for other parts of Crownpoint. The Company plans to proceed with water rights for Crownpoint at a future date.

         Permitting Status. The application for the NRC license is part of the overall application for both the Churchrock and Crownpoint districts discussed above. The Company had previously submitted UIC permit applications for Sections 19 and 24; however, because of Section 19's proximity to the town of Crownpoint, the Company withdrew these previous applications. The Company has recently submitted a revised UIC permit application for Section 24. There can be no assurance that the UIC permit will be granted. The surface estate on
Section 19 and 29 is owned by the Navajo Nation and may be subject to the same jurisdictional dispute as for Section 17 in Churchrock.

SANTA FE PROPERTIES

GENERAL

         The Company signed a letter of intent in November 1996 to acquire from Santa Fe certain uranium mineral interests and exploration rights for uranium in New Mexico. This transaction closed in March 1997 and the major components of the transaction include the following detail.

         The Properties. The properties consist of: (a) 37,000 acres as to which the Company has acquired a fee interest in the entire mineral estate, excluding coal ("Category I Properties"); (b) approximately 140,000 acres as to which the Company has acquired the fee interest in uranium (the "Category II Properties"); and (c) approximately 346,000 acres as to which the Company has acquired the exclusive right to explore for uranium (the "Category III Properties").

         The Company is obligated to spend on exploration (or pay to Santa Fe) $200,000 per year for the ten year period starting in March 1997 and $400,000 per year for the seven year period starting in March 2007. This expenditure can be made on any of the Category II or Category III properties.

         The license is for 17 years, expiring in March 2014. In the event that the sale price of uranium shall exceed $25 per pound for any twelve-month period URI has committed to spend on exploration (or pay to Santa Fe) during the following 5 years an aggregate of $5 million; and in the event that the sale price of uranium shall exceed $30 per pound for any twelve-month period URI has committed to spend on exploration (or pay to Santa Fe) during the following 5 years an aggregate of $10 million.

         With respect to Category II and Category III properties, at such time as URI shall apply for a mining permit with respect to any such properties Santa Fe has the right to put the remaining mineral interests owned by it (excluding coal) to the Company at a price of $200 per acre for any acreage in any section which is covered by the mining application. The acreage price shall be increased by the same percentage as the percentage increase in the price of uranium on the date of such application over $15.80 per pound. URI has the option to purchase at any time the entire mineral estates (excluding coal) on such properties on the same terms.

         Reserves. The Company estimates that the Category I Properties contain
14.7 million pounds of proven in-place uranium reserves (estimated 9.6 million pounds recoverable).

         Development Plan. The planned development strategy is to dove-tail qualified properties from the Santa Fe lands into the production plans for Churchrock and Crownpoint.

         Exploration Potential. There is significant exploration potential for the Santa Fe properties. Numerous ore grade holes drilled on the properties demonstrates this potential; however, because the depths of the deposits are not delineated, development costs are uncertain.

RECLAIMED PROPERTIES

         The Company has completed production and groundwater restoration on its Benavides and Longoria projects in South Texas. The Company is currently completing the final stages of surface reclamation on these projects which the Company believes will not involve material expenditures.

         On August 28, 1995, Manuel T. Longoria, as owner of the ranch containing the site of the Company's Longoria mine, brought suit against the Company in state district court in Duval County, Texas, asserting claims said to have arisen at various times over the last eighteen years. See "Business-Legal Proceedings."

         The Company acquired the Section 17 leases in the New Mexico Churchrock district from United Nuclear Corporation ("UNC"). UNC had conducted underground mining for uranium on Section 17 and had reclaimed these properties. In connection with the acquisition, the Company assumed any liability of UNC for any remaining remediation work that might be required. NMED has not determined what, if any, additional remediation will be required under the New Mexico Mining Act. If more remediation work is required, the Company believes it will not involve material expenditures.

RECLAMATION AND RESTORATION COSTS AND BONDING REQUIREMENTS

         Upon completion of production from a wellfield, the Company is obligated under state and federal law to restore the aquifer to a condition consistent with its pre-mining use. This involves restoration of the aquifer, plugging and abandoning the injection and production wells and reclaiming the surface. With respect to operations at Kingsville Dome and Rosita, as well as reclamation and restoration of the Benavides and Longoria projects, the TNRCC requires the Company to provide financial surety to cover the costs of such restoration and reclamation. The surety bond requirement at December 31, 1996 was approximately $5.6 million. The Company fulfills this requirement through the issuance of surety bonds from the United States Fidelity and Guaranty Company ("USF&G") and has deposited as collateral for such bonds cash of approximately $2.8 million. The Company is obligated to fund the cash collateral account with an additional $0.50 for each pound of uranium production until the account accumulates an additional $1.0 million. The Company estimates that its future reclamation liabilities with respect to current operations at December 31, 1996 approximates $4.0 million, which has been charged to earnings. These financial surety obligations are reviewed and revised annually by the TNRCC.

         The Company anticipates that it will be required to provide financial surety of approximately $3.0 million as a condition to receipt of the requisite permits for the mining of each of the Alta Mesa and Vasquez projects. The Company anticipates that USF&G or other bonding entities will provide the requisite bond under arrangements similar to those in place for Rosita and Kingsville Dome.

         In New Mexico surety bonding will be required prior to development of the properties. The Company anticipates that it will be required to provide financial surety of approximately $10.0 million as a condition to receipt of the requisite permits for the Churchrock project which it anticipates will be provided by USF&G, or other bonding entities under arrangements similar to those in place for Rosita and Kingsville Dome. The amount of the surety bond is subject to annual review and revision by the NRC and State of New Mexico.

ITEM 3. LEGAL PROCEEDINGS

         On August 28, 1995, Manuel T. Longoria, as owner of the ranch containing the site of the Company's Longoria mine near Bruni in Duval County, Texas, brought suit against the Company in state district court in Duval County, Texas asserting claims said to have arisen at various times over the last 18 years. In the action styled Longoria v. Uranium Resources, Inc., et al., Longoria claims the Company has leased the site knowing that the proposed mining would contaminate the site; that the Company had knowingly or negligently conducted mining operations in a manner which contaminated the Longoria property with toxic and hazardous material which present a serious health hazard. The suit asks for remediation of the Longoria property and for unspecified actual and punitive damages.

         With regard to the claim for remediation, the Company, upon the conclusion of mining at the Longoria site and the nearby sites, began reclamation in the manner required by its permits and by state and federal regulations. Such reclamation is nearing completion.

         The Company has made provisions for the costs of site reclamation and does not believe the settlement of this lawsuit will result in damages that are materially different than the costs already in the financial statements.

         On July 12, 1995, the Company filed a lawsuit in the federal district court in Colorado against Professional Bank, a Colorado chartered bank ("ProBank"). The Company believes that ProBank is owned or controlled by Oren
L. Benton, the former Chairman of the Company's Board of Directors. In the action styled Uranium Resources, Inc. v. Professional Bank, the Company alleges that ProBank transferred $1,080,000, without the Company's authorization, from the Company's account at ProBank to the accounts maintained at ProBank of various entities and an individual affiliated with Mr. Benton. The Company has recovered $300,000 of the total and is seeking to recover the balance from ProBank.

         During 1994, the Company encountered liquidity problems that resulted in the Company entering into certain transactions with companies controlled by Mr. Benton (the "Benton Companies"). On February 23, 1995, Benton and various of the Benton Companies filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Benton Bankruptcy"). In connection with the Benton Bankruptcy, the bankrupt estates have advised the Company that they are reviewing certain transactions entered into by the Company with the Benton Companies. Such a review could potentially result in claims against the Company that could have a material adverse effect on the Company. The Company and the bankrupt estates have entered into a tolling agreement with respect to the possible assertion of such claims. The Company is unable to assess whether any such claim will be asserted, and if asserted, what adverse consequences, if any, might result from such assertion. No claims have been asserted to date. The Company has asserted claims against Benton and the Benton Companies in the bankruptcy proceedings.

         The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur, however, these are not expected to cause material expenditures.

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

                             ---------------------


           CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

CONTINUING SIGNIFICANT CAPITAL REQUIREMENTS

         An ISL mining operation requires a substantial amount of capital prior to the commencement of, and in connection with, production of uranium, including costs related to acquiring the rights to mine uranium, securing regulatory permits and licenses, exploration and definitional drilling to determine the underground configuration of the ore body, designing and constructing the uranium processing plant, drilling and developing in order to establish the infrastructure for the production wells for each wellfield and complying with financial surety requirements established by various regulatory agencies regarding the future restoration and reclamation activities for each property.

         The Company expects to fund some of its 1997 capital requirements from cash flow from operations and the proceeds of the equity placement in December 1996. However, the majority of the capital requirements for new development projects in 1997 and 1998 will require additional sources of capital. There can be no assurance that the Company will raise sufficient capital to fund these capital requirements.

POTENTIAL ADVERSE EFFECT OF FEDERAL AND STATE REGULATIONS

         The development and production of uranium is subject to extensive governmental regualtions that materially affect the economics of the Company's operations and the timing of project development. To produce uranium, the Company must secure and maintain multiple permits, obtain adequate water rights and comply with extensive federal, state and potential tribal regulations for environmental protection, including regulations relating to air and water quality, the prevention of groundwater contamination, the reclamation and restoration of wellfield aquifers and the treatment, transportation and disposal of liquid and/or byproduct material and solid wastes generated by the Company's uranium mining and processing activities. To date, the Company's operations have not been materialy and adversely affected by the inability to obtain or maintain required permits or water rights, or by any groundwater contamination or the disposal of waste or byproduct material. However, should the Company be unable to obtain or maintain permits or water rights for development of its properties or otherwise fail to adequately handle future environmental issues, the Company's operations could be materially and adversely affected by expenditures or delays in the Company's ability to initiate or continue production at its properties.

         The Company must obtain all necessary permits from the appropriate governmental agency before it can commence production at any of its development properties. The Company's future production is highly dependent on its ability to bring these development properties into production. Applications for permitting of certain of these properties have been filed. There can be no assurances that all the necessary permits will be obtained or that such permits will be obtained in a timely manner. Any significant delays in obtaining the necessary permits could have a material adverse effect upon the Company and its developmental plans for these properties.

         The Company has expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements and anticipates that it will be required to continue to do so in the future. Although the Company believes its producing properties comply in all material respects will all relevant permits, licenses and regulations pertaining to worker health and safety as well as those pertaining to the environment, the historical trend toward stricter environmental regulation may continue. The uranium industry is subject to not only the worker health and safety and environmental risks associated with all mining businesses, but also to additional risks uniquely associated with uranium mining and processing. The possibility of more stringent regulations exists in the areas of worker health and safety, the disposal of wastes and byproduct material, the decommissioning, decontamination and reclamation of mining, milling, refining and conversion sites, and other environmental matters, each of which could have a material adverse effect on the costs or the viability of a particular project.

         The Company is required to provide financial surety to state environmental agencies for plugging wells, groundwater restoration and site decommissioning, decontamination and reclamation. The Company estimates that its current restoration, decommissioning, decontamination and reclamation costs are approximately $3.7 million, which amount the Company has accrued as a liability on its financial statements. The Company satisfied its financial surety requirements imposed by environmental regulators with surety bonds totalling approximately $5.6 million at December 31, 1996, one-half of which is collateralized by the Company with cash. The Company anticipates that its future financial surety requirements will increase significantly as production from the Company's producing sites continues and as future development and production occurs at additional sites in Texas and New Mexico. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. There can be no assurance that the Company will have sufficient capital to meet these future finacial surety obligations.

RESERVE ESTIMATES

         Reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable; and there can be no assurance that the indicated level of recoveries will be realized. Should the Company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, uranium reserve estimates may have to be adjusted and mining plans may have to be altered in a way that could adversely affect the Company's operations. Moreover, short-term operating factors relating to the uranium reserves, such as the need for sequential development of ore bodies and the processing of new or different uranium grades, may adversely affect the Company's profitability in any particular accounting period.

NEED TO REPLACE RESERVES

         The Company's producing uranium mines are, in general, characterized by a series of individual wellfields that produce at differing declining production rates. Each wellfield's production decline rate depends on ore reserve characteristics, and, in the case of the Company, varies from a steep decline rate of six months, to a relatively slow production decine rate of eighteen months. The Company's future uranium reserves and production, and therefore cash flow and income, are highly dependent upon the Company's level of success in exploiting its current reserves and acquiring or developing additional reserves. Reserves at the Company's currently producing sites are expected to be depleted in 1999, although there is the potential for developing additional wellfields at Kingsville Dome. There can be no assurance that the Company's development properties will be placed into production or that the Company will be able to continue to find and develop or acquire reserves.

COMPETITION

         There is global competition in the uranium industry for mineral properties, capital, customers and the employment and retention or qualified personnel. In the production and marketing of uranium concentrates there are approximately 15 major uranium-producing entities, some of which are government controlled and some of which are significantly larger and better capitalized than the Company.

         The Company competes with larger producers in Canada, Australia and Africa, as well as with other U.S. ISL producers of uranium and other producers that recover uranium as a by-product of other mineral recovery processes. The Company also expects to compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of U.S. and Russian nuclear weapons and sold in the market by the United States Enrichment Corporation and/or the United States Department of Energy, as well as from imports to the United States of uranium from the CIS. The amount of uranium produced by competitors or imported into the United States may have a material impact on uranium prices.

URANIUM PRICE VOLATILITY

         The Company's earnings are dependent on the price of uranium, which is determined primarily by global supply and demand and by the relationship of that price to the Company's costs of production. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond the Company's control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producinng and consuming countries and production levels and costs of production of other producing companies. Certain of the Company's current long and medium-term contracts have pricing mechanisms related to spot market prices. In recent year's, prior to 1996, imports of uranium, including imports of uranium from the CIS, have resulted in significant downward pressure on uranium prices.

         The spot market price for uranium has strengthened appreciably since January 1995. Prices have risen from $9.65 per pound as of January 31, 1995 to a high of $16.50 per pound as of May 31, 1996. The spot price as of February 28, 1997 was $13.65 per pound. While the current spot prices of uranium have increased to levels which exceed the Company's cost of uranium production, there is no assurance that such price level will remain at the current level.

URANIUM CONTRACTS PROFITABILITY

         As of December 31, 1996, the Company had contracts for delivery of an estimated 4.7 million pounds of uranium (exclusive of 270,000 pounds of Russian uranium sales made pursuant to the matched sales program) to domestic utilities from January 1, 1997 through 2002. Profitability to the Company on these deliveries will depend on the cost of producing uranium at the Company's mining properties, the Company's ability to produce uranium to meet its sales commitments and the spot market price of uranium.

LIMITED MARKET; DEPENDENCE ON A FEW CUSTOMERS

         The Company's primary source of revenue is derived from its sale of uranium to U.S. nuclear power plants. Uranium's only current commercial use is as fuel for nuclear power reactors. Accordingly, the Company's present and potential customers are electric utlities that operate nuclear power plants. The United States is the world's largest producer of nuclear-generated electricity. As of December 1996, there were 109 nuclear units in the U.S. which generated approximately 22.5% of the country's total electricity in 1995. Currently, there are no new nuclear power plants under construction in the U.S. As of December 31, 1995, there were 363 nuclear power plants in the Western World, with 32 power plants being constructed in parts of the world other than the U.S. There can be no assurance that the Company can continue to compete successfully for such customers.

         A significant portion of the Company's contracted sales of uranium from January 1, 1997 through December 31, 2002 are represented by eight long-term contracts with seven different customers, five of which represent 20%, 16%, 15%, 12% and 11% of sales for the year ended December 31, 1996 and four of which represented 23%, 14%, 10% and 10% of sales for the year ended December 31, 1995. The loss of any of these customers or curtailment of purchases by such customers could have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION FROM ALTERNATIVE ENERGY SOURCES AND PUBLIC ACCEPTANCE OF NUCLEAR ENERGY

         Nuclear energy competes with other sources of energy, including oil and gas, coal and hydro-electricity. These alternative energy sources are to some extent interchangeable with nuclear energy, particularly over the longer term. Lower prices of oil, gas, coal and hydro-electricity for an extended period of time, as well as the possibility of developing in the future other low cost sources for energy, have made and could continue to make nuclear power a less attractive fuel source for the generation of electricity, thus resulting in lower demand for uranium. Furthermore, the growth of the uranium and nuclear power industry beyond or maintenance at its current will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which have and could continue to have an adverse impact on the demand for nuclear power and increase the regulation of the nuclear power industry.

POTENTIAL ADVERSE IMPACT OF LOSS OF KEY PERSONNEL

         Certain of the Company's employees have significant experience in the uranium ISL mining industry. The number of individuals with ISL experience is small. The continued success of the Company is dependent upon the efforts of these key individuals, and the loss of any one or more of such persons' services could have a material adverse effect on the Company's business operations and prospects. The Company has not entered into employment contracts with or purchased key man life insurance for any of these individuals.

MINING RISKS AND INSURANCE

         The business of uranium mining generally is subject to a number of risks and hazards, including environmental hazards, industrial accidents, flooding, interruptions due to weather conditions and other acts of nature. Such risks could result in damage to or destruction of the Company's wellfield infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing the Company monetary losses and possible legal liability. While the Company maintains, and intends to continue to maintain, liability, property damage and other insurance consistent with industry practice, no assurance can be given that such insurance will continue to be available, be available at economically acceptable premiums or be adequate to cover any resulting liability.

                           GLOSSARY OF CERTAIN TERMS



claim . . . . . . . . . . . . .            A claim is a tract of land, the
                                           right to mine of which is held under
                                           the federal General Mining Law of
                                           1872 and applicable local laws.

concentrates  . . . . . . . . .            A product from a uranium mining and
                                           milling facility, which is commonly
                                           referred to as uranium concentrate
                                           or U(3) O(8).

conversion  . . . . . . . . . .            A process whereby uranium
                                           concentrates are converted into
                                           forms suitable for use as fuel in
                                           commercial nuclear reactors.

cut-off grade . . . . . . . . .            Cut-off grade is determined by the
                                           following formula parameters:
                                           estimates over the relevant period
                                           of mining costs, ore treatment
                                           costs, general and administrative
                                           costs, refining costs, royalty
                                           expenses, process and refining
                                           recovery rates and uranium prices.

gross acres . . . . . . . . . .            Total acres under which the Company
                                           has mineral rights and can mine for
                                           uranium.

Indian country  . . . . . . . .            A term derived from jurisdictional
                                           determinations in criminal law
                                           enforcement proceedings under 18
                                           U.S.C. Section  1151 and understood
                                           to encompass territory situated
                                           within Indian reservations, land
                                           owned by Indian allottees and land
                                           within a dependent Indian community.

lixiviant . . . . . . . . . . .            When used in connection with uranium
                                           in situ leach mining, a solution
                                           that is pumped into a permeable
                                           uranium ore body to dissolve uranium
                                           in order that a uranium solution can
                                           be pumped from production wells.

net acres . . . . . . . . . . .            Actual acres under lease which may
                                           differ from gross acres when
                                           fractional mineral interests are not
                                           leased.

ore . . . . . . . . . . . . . .            Naturally occurring material from
                                           which a mineral or minerals of
                                           economic value can be extracted at a
                                           reasonable profit.

over feeding  . . . . . . . . .            Operating enrichment plants in a
                                           manner that reduces plant operating
                                           costs but increases the amount of
                                           uranium required to produce a given
                                           quantity of enriched uranium.

probable reserves . . . . . . .            Reserves for which quantity and
                                           grade and/or quality are computed
                                           from information similar to that
                                           used for proven (measured) reserves,
                                           but the sites for inspection,
                                           sampling, and measurement are
                                           farther apart or are otherwise less
                                           adequately spaced.  The degree of
                                           assurance, although lower than that
                                           for proven (measured) reserves, is
                                           high enough to assume continuity
                                           between points of observation.

proven reserves . . . . . . . .            Reserves for which (a) quantity is
                                           computed from dimensions revealed in
                                           outcrops, trenches, workings or
                                           drill holes; grade and/or quality
                                           are computed from the results of
                                           detailed sampling and (b) the sites
                                           for inspection, sampling and
                                           measurement are spaced so closely
                                           and the geologic character is so
                                           well defined that size, shape, depth
                                           and mineral content of reserves are
                                           well- established.

reclamation . . . . . . . . . .            Reclamation involves the returning
                                           of the surface area of the mining
                                           and wellfield operating areas to a
                                           condition similar to pre-mining.

recoverable reserves  . . . . .            Reserves that are either proven or
                                           probable, are physically minable,
                                           and can be profitably recovered
                                           under conditions specified at the
                                           time of the appraisal, based on a
                                           positive feasibility study.  The
                                           calculation of minable reserves is
                                           adjusted for potential mining
                                           recovery and dilution.

reserve . . . . . . . . . . . .            That part of a mineral deposit which
                                           could be economically and legally
                                           extracted or produced at the time of
                                           the reserve determination.

restoration . . . . . . . . . .            Restoration involves returning an
                                           aquifer to a condition consistent
                                           with its pre-mining use and removing
                                           evidences of surface disturbance.
                                           The restoration of the wellfield can
                                           be accomplished by flushing the ore
                                           zone with native ground water and/or
                                           using reverse osmosis to remove ions
                                           to provide clean water for
                                           reinjection to flush the ore zone.

resources . . . . . . . . . . .            A resource is a concentration of
                                           naturally occurring minerals in such
                                           a form that economic extraction is
                                           currently or potentially feasible.

roll front  . . . . . . . . . .            The configuration of sedimentary
                                           uranium ore bodies as they appear
                                           within the host sand.  A term that
                                           depicts an elongate uranium ore mass
                                           that is "C" shaped.

spot price  . . . . . . . . . .            The price at which uranium may be
                                           purchased for delivery within one
                                           year.

surety obligations  . . . . . .            A bond, letter of credit, or
                                           financial guarantee posted by a
                                           party in favor of a beneficiary to
                                           ensure the performance of its or
                                           another party's obligations, e.g.,
                                           reclamation bonds, workers'
                                           compensation bond, or guarantees of
                                           debt instruments.

tailings  . . . . . . . . . . .            Waste material from a mineral
                                           processing mill after the metals and
                                           minerals of a commercial nature have
                                           been extracted; or that portion of
                                           the ore which remains after the
                                           valuable minerals have been
                                           extracted.

Trade Tech  . . . . . . . . . .            A Denver-based publisher of
                                           information for the nuclear fuel
                                           industry; the successor to the
                                           information services business of
                                           Nuexco.

uranium or uranium
concentrates  . . . . . . . . .            U(3)O(8), or triuranium octoxide.

U(3)O(8)  . . . . . . . . . . .            Triuranium octoxide equivalent
                                           contained in uranium concentrates,
                                           referred to as uranium concentrate.

waste . . . . . . . . . . . . .            Barren rock in a mine, or
                                           mineralized material that is too low
                                           in grade to be mined and milled at a
                                           profit.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. MARKET INFORMATION

         The Company's Common Stock trades on NASDAQ under the trading symbol URIX. The following table sets forth the high and low sales prices for the Common Stock as reported through NASDAQ for the periods indicated:


                                                           Common Stock
                                                           ------------
                   Fiscal Quarter Ending               High             Low
                   ---------------------              ------            -----
                   December 31, 1996                  13-5/8            7-1/8
                   September 30, 1996                14-25/32          9-35/64
                   June 30, 1996                      17-5/8           12-1/8
                   March 31, 1996                     15-1/2            5-5/8
                   December 31, 1995                    7               5-1/8
                   September 30, 1995                  8-5/8            4-1/2
                   June 30, 1995                       4-3/4            2-3/4
                   March 31, 1995                      7-1/8              3


         The high and low sales prices for the common stock for the period January 1, 1997 through March 1, 1997, was $8.00 and $5.875, respectively.

                                   HOLDERS

         As of March 20, 1997, the Company had 10,827,527 shares of Common Stock outstanding held of record by 123 persons.

                                  DIVIDENDS

         The Company did not declare or pay any cash or other dividends on its Common Stock during the years ending December 31, 1994, 1995 or 1996. The Company does not anticipate paying dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        Year Ended December 31,
                                                         --------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                         --------------------------------------------------------
                                                          (In thousands, except per share and per pound amounts)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA
Uranium sales:
  Produced uranium                                       $ 17,827    $  7,195    $    959    $  1,341    $  4,881
  Purchased uranium                                         6,437      14,634      16,375      11,881      12,943
Cost of uranium sales                                     (20,122)    (17,235)    (13,466)    (10,216)    (12,334)
Writedown of uranium properties                                --        (163)         --      (1,945)         --
                                                         --------    --------    --------    --------    --------
Earnings (loss) from operations
  before corporate expenses                                 4,142       4,431       3,868       1,061       5,490
Corporate expenses                                         (3,055)     (3,496)     (2,177)     (1,903)     (2,285)
                                                         --------    --------    --------    --------    --------
Earnings (loss) from operations                             1,087         935       1,691        (842)      3,205
Interest and other, net                                      (328)       (324)        163         387        (394)
Loss on acceleration of uranium contract                       --          --        (349)         --          --
Loss on termination of joint venture
  and transfer to stockholders                                 --      (1,781)         --          --          --
                                                         --------    --------    --------    --------    --------
Earnings (loss) before income taxes                           759       1,170       1,505        (455)      2,811
Federal income tax (benefit)                                   --        (234)        300        (107)        408
                                                         --------    --------    --------    --------    --------
Net earnings (loss)                                      $    759    $   (936)   $  1,205    $   (348)   $  2,403
                                                         ========    ========    ========    ========    ========
Earnings (loss) per common share:
  Primary                                                $   0.08    $  (0.12)   $   0.17    $  (0.05)   $   0.36
                                                         ========    ========    ========    ========    ========
  Fully diluted                                          $   0.08    $  (0.12)   $   0.17    $  (0.05)   $   0.36
                                                         ========    ========    ========    ========    ========
Weighted average common stock and equivalents
    outstanding:
  Primary                                                  10,031       8,098       7,073       6,640       6,684
  Fully diluted                                            10,031       8,098       7,193       6,640       6,756


CONSOLIDATED OPERATING AND OTHER
DATA
Cash provided by operations                              $  9,294    $  5,301    $  5,080    $  6,283    $  9,186
Pounds of uranium produced                                  1,360         612          --          --          80
Pounds of uranium purchased                                   488         660       1,329         510         750
Pounds of uranium delivered                                 1,656       1,633       1,081         753       1,070
Capital expenditures                                     $ 14,607    $  3,583    $  3,183    $  3,101    $  2,885
Average sales price per pound(1)                         $  16.35    $  15.64    $  16.03    $  17.56    $  16.66
Average cost of produced
  pounds sold (2)                                        $  11.34    $  10.28    $  13.60    $  12.96    $  12.62
Average cost of purchased
  pounds sold                                            $  10.21    $   9.41    $  10.68    $  10.88    $   8.80
Cash cost per produced pound(3)                          $   8.51    $   7.11         N/A         N/A    $  10.80
Average cost per produced
  pound(2)                                               $  12.12    $  10.09         N/A         N/A    $  13.68
Average cost per purchased
  pound                                                  $  10.21    $   9.52    $  10.07    $  11.24    $   9.35



(1) Excludes sales of the Russian component of deliveries made under the matched sales amendment. The economic benefit of such sales are treated as "pass-through" sales.

(2) Average cost per produced pound consists of all operating costs, depletion, depreciation and accrued restoration and reclamation costs.

(3) Cash cost per pound consists of all operating costs and wellfield development costs associated with producing wellfields.

                                                Year Ended December 31,
                                 ------------------------------------------------------
                                   1996       1995       1994        1993        1992
                                 --------   --------   --------    --------    --------
                                                    (In thousands)
CONSOLIDATED BALANCE
   SHEET DATA
Cash and cash equivalents        $ 16,934   $  4,716   $  2,528    $  2,530    $  1,707
Working capital (deficit)          15,269      4,710     (2,545)     (2,777)      2,482
Uranium properties (net)           42,444     37,200     37,230      34,420      33,076
Total assets                       68,794     48,085     44,850      40,846      41,725
Total debt (1)                     12,577      7,487      9,227      11,286      13,518
Total liabilities                  23,497     18,214     16,632      20,563      21,094
Total shareholders' equity         45,297     29,872     28,218      20,283      20,631




(1)  Includes current portion of long-term debt and notes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Item 7 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and estimate of future net cash flows attributable to proved undeveloped reserves and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 21.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

         At December 31, 1996, the Company's cash and cash equivalents were $16,934,000 an increase of $12,218,000 from the Company's cash and equivalents at year end 1995. Cash and cash equivalents in 1995 increased by $2,188,000 from 1994 year end levels. The Company's uranium operations generated positive cash flow of $9,294,000 for the year ended December 31, 1996, in comparison to positive cash flow from operations in 1995 and 1994 of $5,301,000 and $5,080,000, respectively. The Company's net working capital at December 31, 1996, was $15,269,000 compared to $4,710,000 at December 31, 1995.

         During January 1995, when companies controlled by Oren L. Benton (the "Benton Companies") held effective control of the common stock of the Company, the Company transferred $1 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. Shortly thereafter, an additional $1,080,000 was transferred to or for the benefit of Mr. Benton or certain Benton Companies without the authorization of the Company's Board of Directors. In February 1995, Mr. Benton and certain of the Benton Companies filed for bankruptcy. In June 1995 the Company received $300,000 related to the unauthorized transfer; however, the remaining $1.78 million has not been recovered and there can be no assurance that the Company's efforts to pursue remedies will be successful. A loss for these transactions was recorded in 1995 which resulted in a reduction of $1.78 million in the Company's shareholders equity.

Investing Cash Flows

         The Company resumed development activities at its Rosita site during the second quarter of 1995 and uranium production began in June 1995. During 1996, $2,002,000 in capital expenditures were incurred at Rosita. Capital expenditures to be incurred for 1997 at Rosita, primarily for additional wellfield development, are expected to be approximately $2,100,000. Significant development activities at the Company's Kingsville Dome facility began in December 1995 and resulted in commencement of production at this site in March 1996. Capital expenditures at Kingsville Dome during 1996 totaled $6,695,000 and are expected to be $10,100,000 in 1997. The Company expects to fund its 1997 operations and capital expenditures at its Kingsville Dome and Rosita projects from cash on hand, sales proceeds under 1996 uranium deliveries and through existing financing arrangements.

         In June 1996, the Company acquired the rights to a significant uranium deposit in South Texas known as the Alta Mesa project. The Company spent $4,000,000 to acquire the uranium rights to the property which is estimated to contain approximately 6.2 million pounds of in-place proven and probable reserves. Capital expenditures related primarily to permitting and licensing activities have totaled approximately

$400,000 since the acquisition date. Extensive drilling and environmental work has been undertaken on this property by previous leaseholders which will be useful to the Company for licensing and pre-production evaluation of the project. The Company is targeting the production capacity for this site at 1.0 million pounds per year. The projected recovery factors on the Alta Mesa property are estimated at 65% to 75% of their in-place reserves and initial estimated production costs, including acquisition costs, plant and wellfield capital costs, operating costs and projected reclamation costs are projected to be in the $10-$11 per pound range.

         The initial capital costs to acquire the rights to the Alta Mesa property were obtained through a one-year note from the Lindner Dividend Fund. This $4.0 million note was repaid in January 1997 from the proceeds from the Company's equity placement completed in December 1996.

         Capital expenditures at the Company's Churchrock, Crownpoint and Vasquez projects for permitting and land holding costs totaled approximately $1,300,000 in 1996. Capital requirements for 1997 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing.

         Cash used for other investing activities for 1996 comprised primarily of increases of $2,070,000 related to the purchase of certificates of deposit to fund certain bonding requirements at the Company's producing and development properties. These certificates of deposit are pledged under these bonding requirements and therefore are not readily available to the Company. See Note 1
- "Restricted Cash" of the Notes to Consolidated Financial Statements.

Financing Cash Flows

         During May 1996, the Company entered into a $3.0 million revolving credit facility. This facility is secured by the Company's receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Principal advances, net of repayments, under this facility amounted to $1,440,000 in 1996.

         In June 1996, the Company received $4.0 million in proceeds from the one-year note entered into with the Lindner Dividend Fund, noted previously. The terms of the note provided for the payment of both the principal and accrued interest by June 1997 with interest on the note accruing at a rate of 6.5% per annum. The principal and accrued interest on this note was paid in January 1997.

         In December 1996, the Company completed an equity placement in which 2,000,000 shares of the Company's common stock were sold in a public offering. Net proceeds to the Company totaled over $14,000,000 with $4,900,000 of the proceeds used in January 1997 to repay the $4.0 million note from the Lindner Dividend Fund and to pay certain other long-term obligations. The balance of the proceeds will be used for working capital purposes and to fund development activities at the Company's projects. In 1996, the Company also generated approximately $630,000 from the issuance of approximately 167,000 shares of common stock upon the exercise of certain stock options and stock warrants.

         Net cash generated from the Company's financing activities in 1995 totaled approximately $720,000. The Company received $2,000,000 in December 1995 from the exercise of 500,000 of the warrants issued in connection with the Lindner Notes and also received $460,000 during the year from the issuance of approximately 156,000 shares of common stock associated with the exercise of certain employee and directors stock options.

         The Company received $6,000,000 under the convertible loan made in May 1995 by Lindner Investments and Lindner Dividend Fund and had debt payments during the year under a note to a bank totaling $7,740,000.

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

Years Ended December 31, 1996, 1995 and 1994

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                               1996       1995       1994
                                             --------   --------   --------
                                          (In thousands, except per pound data)
Uranium sales revenue(1)                     $ 24,264   $ 21,829   $ 17,334


Total pounds delivered                          1,656      1,633      1,081

Average sales price/pound(2)                 $  16.35   $  15.64   $  16.03

Pounds produced                                 1,360        612          0
Pounds purchased                                  488        660      1,329

Average production cost of produced pounds   $  12.12   $  10.09        N/A

Average cost of purchased pounds             $  10.21   $   9.52   $  10.07

Average cost of produced pounds sold         $  11.34   $  10.28   $  13.60
Average cost of purchased pounds sold        $  10.21   $   9.41   $  10.68


(1) 1996 and 1995 uranium sales revenues include approximately $4.5 million and $3.5 million, respectively, from the sale of Russian uranium which is sold under the matched sales Amendment.

(2) Average sales price does not include the sales of Russian material sold as a "pass through" sale under the matched sales Amendment.

         Revenue from uranium sales in 1996 increased by $2,435,000 from 1995 amounts. This increase resulted primarily from higher average per pound sales prices achieved this year compared to 1995. The average sales price for total uranium deliveries (including Russian origin uranium) in 1996 and 1995 was $14.65 per pound and $13.37 per pound, respectively. Total deliveries in 1996 (1,656,000 pounds) increased slightly from the amounts delivered in 1995 (1,633,000 pounds) but were not a significant factor in the change in uranium revenues year over year. The deliveries in 1996 included both spot sales (350,000 pounds) and long-term contract sales (1,306,000 pounds). All of the spot sales made in 1996 were deliveries of produced pounds made pursuant to matched sales agreements. The average sales price for these deliveries was $17.86 per pound.

         Revenue from uranium sales in 1995 increased by $4,495,000 from 1994 levels. Total uranium deliveries in 1995 increased by 552,000 pounds from those made in 1994. This increase was primarily a result of sales made in 1995 under the Amendment to the Russian Suspension Agreement (the "Amendment") which totaled 780,000 pounds during the year. The 780,000 pounds delivered in 1995 included 320,000 of URI produced uranium and 460,000 pounds of Russian purchased uranium. Sales under the Company's long-term contracts not subject to the Amendment totaled 715,000 pounds in 1995 compared to deliveries in 1994 of 779,000 pounds. The average sales price per pound for these 1995 deliveries under URI's long-term contracts was $17.50 and the average sales price for the 1994 long-term contract deliveries was $18.13 per pound. The deliveries in 1995 also included 137,000 pounds sold in the spot market whereas, 1994 included approximately 302,000 pounds of spot market sales at an average price of $10.64.


         Details of the cost of uranium sales were as follows:


                                                        1996      1995      1994
                                                       -------   -------   -------
                                                             (In thousands)
Cost of purchased uranium                              $ 4,979   $10,315   $10,861
Royalties                                                1,198       432        37
Operating expenses                                       4,866     2,738     1,743
Provision for restoration and reclamation costs          1,480       597       274
Depreciation and depletion of uranium properties         7,599     3,154       551
Writedown of uranium properties                             --       163        --
                                                       -------   -------   -------
          Total cost of uranium sales                  $20,122   $17,399   $13,466
                                                       =======   =======   =======



         The Company produced 500,000 and 860,000 pounds from the Rosita and Kingsville Dome facilities respectively in 1996. Rosita was in production for all of 1996 whereas the Kingsville Dome production resumed in March 1996. The average per pound production cost for the year at Rosita and Kingsville Dome was $11.81 and $12.31, respectively.

         Production from Rosita in 1996 was below the one million pound annual rate the Company had projected previously. This decline in production resulted in an increase in average per pound production costs for this facility when compared to the 1995 production costs. The Company has continued production from Rosita and in January 1997 received the necessary regulatory permits to expand its production into a new production area northwest of the current production fields. This new production area is expected to contain the majority of the remaining uranium reserves at this site with projected production from this area continuing through mid-1998 which coincides with the planned shut-down of this production facility.

         The Company expects that as production options in new wellfields become limited, that the latter stages of production from Rosita may result in production costs that are higher than previously experienced. New operating techniques to increase productivity from these wellfields will be reviewed and may be implemented to determine how various recovery options may impact future projects. There can be no assurance that such methods will enhance production or improve cost efficiencies.

         Kingsville Dome production for 1996 of 860,000 pounds exceeded its original planned output for the year while maintaining the average production operating costs at $12.31 per pound. The Company continues to develop and produce from this facility and expects to achieve higher production levels in 1997 at costs comparable to those achieved in 1996.

         Operating expenses attributable directly to the sale of the Company's produced pounds totaled $4,574,000 in 1996 compared to $1,975,000 for produced pounds that were sold in 1995. Total operating expenses and depreciation and depletion include standby costs for the Kingsville Dome and Rosita facilities. These costs have been recorded as direct charges to operations. Standby costs for 1996, 1995 and 1994 were $313,000, $875,000 and $1,458,000, respectively.

         The provision for restoration and reclamation in 1996 consists of $1,100,000 ($0.94 per pound) for production sold during 1996 and $380,000 for costs associated with reclamation activities related to the Benavides project (a previous mining location). The provision for restoration and reclamation in 1995 consists of $499,000 ($0.93 per pound) for Rosita production sold during 1995 and additional increases to the Benavides and Bruni reserves (previous mining locations) of $97,000. The 1994 provision for restoration and reclamation consists of $48,000 ($0.75 per pound) for Rosita production sold during 1994 and increases to the Benavides and Bruni reserves of $226,000.

         The depreciation and depletion provision in 1996 consisted of $7,578,000 (an average rate of $6.49 per pound) for Rosita and Kingsville Dome production sold and Kingsville Dome depreciation while on standby of $21,000. The depreciation and depletion provision in 1995 consisted of $3,042,000 (an average rate of $5.67 per pound) for Rosita production sold and Rosita and Kingsville Dome depreciation while on standby of $112,000. The 1994 provision for depreciation and depletion is comprised of a $5.16 rate per pound for Rosita production sold of $332,000 and Rosita and Kingsville Dome depreciation while on standby of $219,000.

         Royalties in 1996 totaled $1,198,000 compared to $432,000 in 1995 and $37,000 in 1994. The increase in 1996 is directly attributable to the combined increase in production at Rosita and Kingsville Dome and the corresponding increase in sales of produced uranium compared to 1995. Similarly, the increase in 1995 over 1994 amounts resulted from the startup of Rosita production in 1995 and the increased sales of produced uranium compared to 1994 deliveries.

         The average cost of uranium purchases made in 1996 was $10.21 per pound compared to $9.52 in 1995. Total deliveries in 1996 consisted of 487,500 purchased pounds, at an average cost per pound of $10.21, and 1,168,000 produced pounds at $11.34 per pound. During 1995, the Company delivered 1,096,000 purchased pounds at an average cost per pound of $9.41 and 537,000 pounds of produced uranium which carried an average cost of $10.28 per pound.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $3,055,000 in 1996 from $3,496,000 in 1995. This decrease resulted primarily from legal and accounting fees and other expenses relating to the Benton Companies transactions and the Lindner financing charges in 1995 that were not incurred in 1996. In 1996, G&A included costs associated with the opening of a corporate headquarters in Albuquerque, New Mexico for a subsidiary of the Company (Hydro Resources, Inc.), costs associated with the unsuccessful acquisition bid for a significant uranium production company and continuing legal costs associated with the unauthorized transfer of funds in 1995 to or for the benefit of certain Benton Companies. Corporate expenses increased to $3,496,000 in 1995 from $2,177,000 in 1994. This increase resulted from $1,020,000 of costs related to the Benton Companies transactions and the issuance of the Lindner Notes.

         Other expense for 1996 was significantly lower than in 1995. This change was primarily attributable to the losses from the termination of a joint venture ($1,001,000) and a loss on unauthorized transfers ($780,000) made in 1995 which were previously classified in the December 31, 1995 financial statements in earnings from operations that were not repeated in 1996. These same transactions in 1995 were the primary reason for the significant increase in other expense in 1995 compared to 1994. The 1994 other expense category included $349,000 from the loss on the acceleration of a uranium sales contract which did not occur in 1995.

         Total interest costs for 1996, net of capitalized amounts increased from 1995. This increase resulted from the additional $4.0 million borrowed in June 1996 to finance the purchase of the Alta Mesa property and advances received under the Company's credit facility with NationsBank which was entered into in May 1996. Total interest costs in 1995 including capitalized amounts decreased by $355,000 compared to 1994. This decrease to $536,000 from $891,000 in 1994 resulted from lower average outstanding debt balances related primarily to the complete payoff of the bank debt with Union Bank of Switzerland by October 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by Item 8 appears on pages F-1 through F-23 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

         In accordance with General Instruction G(3), Items 10, 11, 12, and 13 are hereby incorporated by reference from sections of the Company's definitive proxy statement entitled "Election of Directors", "Executive Compensation", "Security Ownership of Principal Stockholders and Management", and "Certain Transactions with Related Parties". Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(b)      Reports on Form 8-K

         A report on Form 8-K was filed by the Company on December 13, 1996 which included a description of the Uranium Industry and Business of the Company. Such description included a discussion of the Company's proven and probable uranium reserves and such reserves were the subject of a report of Douglas International, Inc. who are experts in uranium mining, geology and ore reserve determination.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1997


                 URANIUM RESOURCES, INC.

                 By:  /s/  Paul K. Willmott
                      -----------------------------------
                      Paul K. Willmott, President and
                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                   Date
---------                                                   ----



  /s/  Paul K. Willmott                                     March 27, 1997
-----------------------------------------------------
Paul K. Willmott,
Director, President and Chief Executive Officer

  /s/  Thomas H. Ehrlich                                    March 27, 1997
-----------------------------------------------------
Thomas H. Ehrlich,
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

  /s/  Leland O. Erdahl                                     March 27, 1997
-----------------------------------------------------
Leland O. Erdahl, Director

  /s/  George R. Ireland                                    March 27, 1997
-----------------------------------------------------
George R. Ireland, Director

  /s/  James B. Tompkins                                    March 27, 1997
-----------------------------------------------------
James B. Tompkins, Director

             URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants  . . . . . . . . . F-2

Consolidated Balance Sheets . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations . . . . . . . . . . . F-5

Consolidated Statements of Common Shareholder's Equity. . . F-6

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

                           ADDITIONAL FINANCIAL DATA

Financial statement schedules for the years ended
December 31, 1996, 1995 and 1994

       II   -   Valuation and qualifying accounts and reserves. . . . . . .F-23

         The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Uranium Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/   Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Dallas, Texas
       February 14, 1997 (except with respect to the matter discussed in Note 13, as to which the date is March 27, 1997)

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                        December 31,
                                                 ----------------------------
                                                    1996            1995
                                                 ------------    ------------
Current assets:
   Cash and cash equivalents                     $ 16,934,276    $  4,715,942
   Short-term investment:
        Certificate of deposit, restricted          2,779,840         712,094
   Receivables, net                                 1,829,539       4,005,191
   Uranium inventory                                3,575,285         663,487
   Materials and supplies inventory                    88,483         126,180
   Prepaid and other current assets                   239,435         127,519
                                                 ------------    ------------
        Total current assets                       25,446,858      10,350,413
                                                 ------------    ------------

Property, plant and equipment, at cost:
   Uranium properties                              71,364,561      56,735,549
   Other property, plant and equipment                546,985         493,879
   Less-accumulated depreciation and depletion    (29,335,818)    (19,929,621)
                                                 ------------    ------------
        Net property, plant and equipment          42,575,728      37,299,807

Other assets                                          771,084         434,897
                                                 ------------    ------------
                                                 $ 68,793,670    $ 48,085,117
                                                 ============    ============



 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                            December 31,
                                                                    ----------------------------
                                                                       1996            1995
                                                                    ------------    ------------
Current liabilities:
   Accounts payable                                                 $  2,201,145    $  2,464,512
   Notes payable                                                       5,440,000              --
   Accrued interest payable                                              185,186          39,843
   Current portion of long-term debt                                     730,074         350,000
   Royalties payable                                                     746,113         811,686
   Unearned revenue                                                           --         528,970
   Current portion of restoration reserve                                368,000         544,000
   Other accrued liabilities                                             507,117         901,707
                                                                    ------------    ------------
        Total current liabilities                                     10,177,635       5,640,718
                                                                    ------------    ------------

Other long-term liabilities and deferred credits                       4,279,289       2,777,351

Long-term debt, less current portion                                   6,407,054       7,137,507

Deferred federal income taxes                                          2,633,000       2,658,000

Shareholders' equity:
        Common stock, $.001 par value, shares authorized:
        1996 - 25,000,000; 1995 - 12,500,000; shares issued and
        outstanding (net of treasury shares):  1996 - 10,813,027;
        1995 - 8,645,698                                                  10,966           8,798

        Paid-in capital                                               32,290,630      17,626,510
        Retained earnings                                             13,004,514      12,245,651
        Less:  Treasury stock (152,500 shares), at cost                   (9,418)         (9,418)
                                                                    ------------    ------------
             Total shareholders' equity                               45,296,692      29,871,541
                                                                    ------------    ------------
                                                                    $ 68,793,670    $ 48,085,117
                                                                    ============    ============




 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Year Ended December 31,
                                                               --------------------------------------------
                                                                   1996            1995            1994
                                                               ------------    ------------    ------------
Revenues:
   Uranium sales -
        Produced uranium                                       $ 17,827,204    $  7,194,655    $    958,569
        Purchased uranium                                         6,437,105      14,634,591      16,375,328
                                                               ------------    ------------    ------------
            Uranium sales                                        24,264,309      21,829,246      17,333,897

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                          4,979,407      10,314,611      10,860,546
        Royalties                                                 1,197,890         432,050          37,254
        Operating expenses                                        4,866,436       2,738,420       1,742,669
        Provision for restoration and reclamation costs           1,479,939         596,482         274,465
        Depreciation and depletion                                7,599,047       3,153,793         550,802
   Writedown of uranium properties and
                  other uranium assets                                   --         163,145              --
                                                               ------------    ------------    ------------
                Total cost of uranium sales                      20,122,719      17,398,501      13,465,736
                                                               ------------    ------------    ------------

   Earnings from operations before corporate expenses             4,141,590       4,430,745       3,868,161

   Corporate expenses -
        General and administrative                                3,033,819       3,467,639       2,146,323
        Depreciation                                                 20,875          28,235          30,588
                                                               ------------    ------------    ------------
                  Total corporate expenses                        3,054,694       3,495,874       2,176,911
                                                               ------------    ------------    ------------
Earnings from operations                                          1,086,896         934,871       1,691,250

Other income (expense):
        Interest expense, net of capitalized interest              (610,403)       (525,369)        (41,564)
        Interest and other income, net                              282,370         201,263         204,803
        Loss on acceleration of uranium contract                         --              --        (349,265)
        Loss on termination of joint venture                             --      (1,000,953)             --
        Loss on transfer to stockholder                                  --        (780,000)             --
                                                               ------------    ------------    ------------
Earnings (loss) before federal income taxes                         758,863      (1,170,188)      1,505,224

Federal income tax provision (benefit):
   Current                                                           25,000          18,000             (72)
   Deferred                                                         (25,000)       (252,000)        300,000
                                                               ------------    ------------    ------------
Net earnings (loss)                                            $    758,863    $   (936,188)   $  1,205,296
                                                               ============    ============    ============

Net earnings (loss) per common share:
     Primary                                                   $       0.08    $      (0.12)   $       0.17
                                                               ============    ============    ============
     Fully diluted                                             $       0.08    $      (0.12)   $       0.17
                                                               ============    ============    ============





The accompanying notes to finanacial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                            Common
                                                      Common Stock          Stock
                                                ----------------------     Purchase        Paid-In       Retained         Treasury
                                                   Shares       Amount     Warrants         Capital      Earnings          Stock
                                                ------------   -------   ------------    ------------   ------------    ----------

Balances, December 31, 1993                        6,640,020   $ 6,828   $    349,704    $  7,961,217   $ 11,976,543    $  (11,580)

     Net income                                           --        --             --              --      1,205,296            --
     Common stock issuance
          for employee stock option plans             81,781        81             --         240,475             --            --
     Conversion of long-term debt                    496,040       496             --       2,355,693             --            --
     Conversion of uranium sales contract            736,842       737             --       3,584,756             --            --
     Expiration of common stock
          purchase warrants                               --        --       (349,704)        349,704             --            --
     Waiver of loan fees from affiliate                   --        --             --         548,219             --            --
                                                ------------   -------   ------------    ------------   ------------    ----------
Balances, December 31, 1994                        7,954,683     8,142              0      15,040,064     13,181,839       (11,580)

     Net loss                                             --        --             --              --       (936,188)           --
     Common stock issuance for
         employee/director stock option plans        156,015       156             --         458,908             --            --
     Common stock issuance for
        stock warrants                               500,000       500             --       1,999,500             --            --
     Treasury shares issued                           35,000        --             --         128,038             --         2,162
                                                ------------   -------   ------------    ------------   ------------    ----------
Balances, December 31, 1995                        8,645,698     8,798              0      17,626,510     12,245,651        (9,418)

     Net income                                           --        --             --              --        758,863            --
     Common stock issuance                         2,000,000     2,000             --      14,030,949             --            --
     Common stock issuance for
          employee stock option plans                119,329       120             --         441,219             --            --
     Common stock issuance
          for stock warrants                          48,000        48             --         191,952             --            --
                                                ------------   -------   ------------    ------------   ------------    ----------
Balances, December 31, 1996                       10,813,027   $10,966   $          0    $ 32,290,630   $ 13,004,514    $   (9,418)
                                                ============   =======   ============    ============   ============    ==========





 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                  --------------------------------------------
                                                                     1996            1995            1994
                                                                  ------------    ------------    ------------
Cash flows from operations:
   Net earnings (loss)                                            $    758,863    $   (936,188)   $  1,205,296
   Reconciliation of net income to cash provided by operations-
        Provision for restoration and reclamation costs              1,479,939         596,482         274,465
        Depreciation and depletion                                   7,619,922       3,182,028         581,390
        Loss on acceleration of uranium contract                            --              --         349,265
        Writedown of uranium properties and other assets                    --         163,145              --
        Amortization of other assets                                        --              --         119,307
        Provision (credit) for deferred income taxes                   (25,000)       (252,000)        300,000
        Decrease in restoration and reclamation accrual               (513,975)       (104,108)       (157,374)
        Other non-cash items, net                                      274,243         401,711         426,950
                                                                  ------------    ------------    ------------
Cash flow provided by operations, before changes in
   operating working capital items                                   9,593,992       3,051,070       3,099,299
Effect of changes in operating working capital items-
   (Increase) decrease in receivables                                2,175,652      (3,952,451)       (313,197)
   (Increase) decrease in inventories                               (1,000,793)      3,761,066       3,957,339
   Increase in prepaid and other current assets                       (367,894)       (238,201)       (188,749)
   Increase (decrease) in payables and accrued liabilities          (1,107,157)      2,679,313      (1,474,311)
                                                                  ------------    ------------    ------------

Net cash provided by operations                                      9,293,800       5,300,797       5,080,381

Investing activities:
   Increase in investments                                          (2,067,746)       (149,883)       (522,843)
   Additions to property, plant and equipment -
        Kingsville Dome                                             (6,695,472)       (560,772)       (125,219)
        Rosita                                                      (2,001,722)     (2,108,508)     (1,404,922)
        Alta Mesa                                                   (4,403,070)             --              --
        Churchrock                                                    (596,725)       (477,686)       (883,678)
        Crownpoint                                                    (709,590)       (291,394)       (682,785)
        Other property                                                (200,457)       (144,833)        (86,098)
   Increase in other assets                                           (156,593)        (99,218)         (1,221)
                                                                  ------------    ------------    ------------

Net cash used in investing activities                              (16,831,375)     (3,832,294)     (3,706,766)

Financing activities:
   Proceeds from borrowings                                         10,869,000       6,135,000       2,250,000
   Payments and refinancings of principal                           (5,779,379)     (7,874,225)     (8,017,047)
   Proceeds from sale of uranium sales contract                             --              --       4,150,735
   Issuance of common stock and warrants, net                       14,666,288       2,459,064         240,556
                                                                  ------------    ------------    ------------

Net cash provided by (used in) financing activities                 19,755,909         719,839      (1,375,756)
                                                                  ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                12,218,334       2,188,342          (2,141)
Cash and cash equivalents, beginning of period                       4,715,942       2,527,600       2,529,741
                                                                  ------------    ------------    ------------

Cash and cash equivalents, end of period                          $ 16,934,276    $  4,715,942    $  2,527,600
                                                                  ============    ============    ============




 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

         URI was formed in 1977 and incorporated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach ("ISL") or solution mining process. The primary customers of the Company are major utilities who utilize nuclear power to generate electricity. The Company continuously evaluates the creditworthiness of its customers. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present the Company owns both producing and development properties in South Texas and development properties in New Mexico. The Company's Rosita and Kingsville Dome uranium production facilities in South Texas resumed operations in June 1995 and March 1996, respectively, and were both in operation at December 31, 1996.

INVENTORIES

         Uranium inventory consists of uranium concentrates (U(3)O(8)) located at the Company's Rosita and Kingsville Dome sites and also at converters awaiting delivery to customers. All uranium inventories are valued at the lower of cost (first-in, first-out) or market. The cost of produced uranium includes all operating production costs, and provisions for depreciation, depletion and future restoration obligations. Materials and supplies inventory is valued at the lower of average cost or market.

BORROWED URANIUM

         Uranium is occasionally borrowed from other parties to facilitate deliveries under sales contracts. Repayment of the loan is normally made from production or from purchased uranium. The liability for borrowed uranium is recorded at the latest spot market price (estimated replacement cost) and the cost is adjusted to the actual amount when the borrowed material is repaid.

PROPERTY, PLANT AND EQUIPMENT

Uranium Properties

         Capitalization of Development Costs - All acquisition, exploration and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Gains or losses are recognized upon the sale of individual property interests. All costs incurred in connection with unsuccessful acquisition and exploration efforts and abandoned properties are charged to expense when known. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized by providing a valuation allowance (see Note 2 - "Uranium Properties - Writedown of Abandoned Property"). Total exploration and evaluation costs capitalized in 1996, 1995 and 1994 were $116,000, $4,000 and $75,000, respectively.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996




         Depreciation and Depletion - In general, depletion of uranium mineral interests and related development costs is computed on a property-by-property basis using the units-of-production method based on the proved and probable recoverable uranium reserves as estimated periodically by the Company's geologists and engineers. Depreciation and depletion is provided on the investment costs, net of salvage value, of the various uranium properties' production plants and related equipment using the estimated production life of the uranium reserves. Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

Other Property

         Other property consists of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation on other property is computed based upon the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Gain or loss on disposal of such assets is recorded as other income or expense as such assets are disposed.

Capitalization of Interest

         The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. Interest capitalized in the twelve months ended December 31, 1996, 1995 and 1994 amounted to $11,000, $11,000 and $850,000, respectively. Total interest costs in these periods were $621,000, $536,000 and $891,000, respectively.

RESTORATION AND RECLAMATION COSTS

         Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality to the pre-existing mine area average quality. Accruals for the estimated future cost of restoration and reclamation are made on a per-pound basis as part of production costs, or when it is determined by an engineering study that an adjustment to the accrual is required.

REVENUE RECOGNITION FOR CERTAIN URANIUM SALES

         The Company recognizes revenue from the sale of uranium under which substantially all of its obligations related to the delivery have been completed. Under certain uranium sales contracts which contain origin-specific delivery requirements, the revenue from the portion of a sale which requires the satisfaction of future obligations is recorded as unearned revenue until these commitments are satisfied. Commitments that are expected to be completed within one year are classified as current; all others are recorded as long-term deferred credits.

EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. The weighted average number of shares used in the earnings per share calculations were 10,031,000, 8,098,000 and 7,073,000 in 1996, 1995, and 1994, respectively.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996




UNAMORTIZED DEBT ISSUANCE COSTS

         Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Additional disclosures of cash flow information follow:

                                                                 Twelve Months Ended December 31,
                                                        1996                   1995                  1994
                                                      --------               --------              ---------
            Cash paid during the period for:
                 Interest                             $501,000               $524,000              $756,000

         The change in inventories in the Consolidated Statements of Cash Flows during 1996, 1995 and 1994 excludes the changes in uranium inventories for non-cash capitalized restoration and depreciation and depletion provisions. Such increases (decreases) totaled $1,923,000, $391,000 and ($389,000), respectively.

         Certain additional non-cash transactions occurred in 1995 and 1994, and such major transactions are summarized as follows:

In  May  1995,  35,000  treasury  shares  were  issued  to  financial
advisors in connection with the Lindner Note (Note 5).                                           $130,200

In November 1994, the Company acquired from Energy Fuels the Scottish Nuclear
Contract in exchange for 736,842 shares of common stock and the remaining 1994 balance owed to the Company from Energy
Fuels for uranium purchased (Note 3).                                                          $4,500,000

In August 1994, the long-term debt and related  interest expense owed to Mr. Oren L. Benton was  converted  into  496,040  shares of common
stock (Note 5).                                                                                $2,356,189

In August 1994,  Nuexco  Exchange,  A.G.  acquired the Company's Note
due Citibank, N.A. (Note 5).                                                                   $6,500,000

In August 1994, the accrued fee obligations  and related  unamortized debt discount  remaining on the Note with Citibank,  N.A. were waived by Nuexco  Exchange,  A.G.  and have been  recorded as an increase to
paid-in capital (Note 5).                                                                        $548,219

In August 1994, Nuexco Exchange,  A.G. made an additional loan to the
Company to finance the purchase of uranium inventory (Note 5).                                 $6,000,000

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996




RESTRICTED CASH

         At December 31, 1996 and 1995, the Company had pledged a certificate of deposit of $2,779,840 and $712,840, respectively, in order to collateralize surety bonds required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

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

2.       URANIUM PROPERTIES

KINGSVILLE DOME PROPERTY

         In 1981, the Company acquired an exploration property in South Texas, known as Kingsville Dome, from Exxon Corporation. After significant production in 1988-1990, the property was put on a standby basis because of low uranium spot prices and production ceased in September 1990.

         Wellfield development activities began in December 1995 at Kingsville Dome which lead to the resumption of production at the property in March 1996. Total uranium production for the period March 1996 through December 31, 1996 was approximately 860,000 pounds at a cost of approximately $12.31 per pound.

         Cost of uranium sales in 1996, 1995 and 1994 in the Consolidated Statements of Operations includes $293,000, $512,000 and $700,000, respectively of costs incurred to maintain the facility while Kingsville Dome was on standby and not in production. At December 31, 1996 the property contained approximately 2,412,000 pounds of estimated recoverable proved and probable reserves and the net carrying value of the property was approximately $15,200,000.

ROSITA PROPERTY

         In late 1985, the Company acquired several lease holdings in a uranium prospect ("Rosita") in South Texas. Construction and development activities began in the first quarter of 1990 and were completed in September 1990 with production commencing immediately thereafter. The property was originally put on a standby basis and production ceased in March 1992.

         Wellfield development activity began in early 1995 at Rosita which lead to the resumption of production at the property in June 1995. Total production for the year ended December 31, 1996 was approximately 500,000 pounds at a cost of approximately $11.80 per pound.

         Cost of uranium sales at December 31, 1995 and 1994 in the Consolidated Statements of Operations includes $246,000 and $759,000, respectively, of Rosita standby costs. At December 31, 1996, the property contained approximately 1,144,000 pounds of estimated recoverable proved and probable uranium reserves and the net carrying value of the property at December 31, 1996 was approximately $6,800,000.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996




ALTA MESA PROPERTY

         In June 1996, the Company acquired the Alta Mesa property consisting of 4,575 acres of leases in South Texas for a cash payment of $4 million of which $1 million is recoverable against one-half of future royalties. The lease term ends in December 1999 unless production from the property commences by that date (subject to extension for permitting delays).

         As of December 31, 1996 the Alta Mesa property contained approximately 4,036,000 pounds of estimated recoverable proved and probable reserves. The Company filed license applications in the fourth quarter of 1996 and anticipates having the final permits in place in 1998. The net carrying value of this property at December 31, 1996 was approximately $4,403,000.

CHURCHROCK PROPERTIES

         In December 1986, the Company acquired properties in the Churchrock region of New Mexico containing approximately 6,951,000 pounds of estimated recoverable proved and probable uranium reserves.

         In September 1991, an additional 200 acres of leases were obtained in exchange for a future production royalty payment which, based upon the expected selling price of the uranium production, may vary between 5% and 10%. Preliminary analysis of the drilling data of these 200 acres indicates approximately 5,488,000 pounds of estimated recoverable proved and probable reserves.

         Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties at December 31, 1996 was approximately $6,920,000.

CROWNPOINT PROPERTY

         In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1996, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. In August 1993, the Company acquired approximately 959 acres of leases adjoining the Crownpoint properties. Initial interpretation of the drilling data for all the properties acquired in 1988 and 1993 indicate total estimated recoverable proved and probable uranium reserves of approximately 25,323,000 pounds. The net carrying value of these properties at December 31, 1996 was approximately $7,519,000.

WRITEDOWN OF ABANDONED PROPERTY

         In the fourth quarter of 1995, the Company determined that certain evaluation projects in South Texas would not be pursued toward acquisition. The costs related to these projects were expensed in 1995 resulting in a pre-tax charge of approximately $163,000.

3.       CONTRACT COMMITMENTS

SALES CONTRACTS

         The Company has entered into several long-term contract commitments to sell uranium. Included in URI's long-term contracts are sales to be made under the Amendment to the Russian Suspension Agreements (the "Amendment"). Such sales involve the sale of Russian origin uranium providing it is

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996



matched with U.S. uranium mined after March 11, 1994. Under these arrangements, the Russian uranium is essentially sold at its approximate purchase price. As a result, these "pass-through" sales of specifically the Russian origin uranium is not expected to have a significant impact on the future profitability of the Company's operations. Total future sales of uranium concentrates (excluding the Russian component of sales made under the Amendment) of approximately 4,741,000 pounds represent future revenues of approximately $73,359,000 over the various contract periods from January 1, 1997 through 2002. The average current price of such future contracted deliveries, with escalation calculated through December 31, 1996, is $15.47. The Company has contracts which include various pricing provisions including contracts with market related prices and price ceilings and price floors which escalate for between 80%-100% of future inflation, contracts with fixed prices which escalate for between 80%-100% of future inflation and another contract whose pricing is based upon 99% of market prices without a price ceiling or floor.

         All revenues for the twelve months ended December 31, 1996 were from sales to nine customers, five of which represented more than 10% of total revenues. Sales to these five customers totaled $4,860,000, $3,861,000, $3,565,000, $2,790,000 and $2,663,000 during 1996. All revenues for the twelve months ended December 31, 1995 were from sales to ten customers, three of which represented more than 10% of total revenues. Sales to these three customers totaled $5,040,000, $3,011,000 and $2,600,000 during 1995. Revenues for the twelve months ended December 31, 1994 were from sales to six customers, five of which represented more than 10% of total revenues. Sales to these five customers totaled $3,847,000, $3,670,000, $3,286,000, $3,214,000 and $2,094,000
during 1994.

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

         On August 28, 1995, the Company entered into two long-term Russian origin uranium purchase contracts to purchase between 40,000 and 60,000 pounds annually from 1995 through 1998 and to purchase a total of 480,000 pounds to be purchased from 1995 to 1998, respectively. The original base price of these two purchase commitments is significantly below current market prices for similar transactions. These contracts are subject to future price escalations based upon inflation indices. As of December 31, 1996, 270,000 pounds remain to be purchased with deliveries in 1997 and 1998.

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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996





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

4.       SHORT-TERM DEBT

NATIONSBANK CREDIT AGREEMENT

         In May 1996 the Company entered into a $3.0 million revolving-credit facility with NationsBank, N.A. ("Nations"). This facility is secured by the Company's receivables from its uranium sales contracts with interest on the loan accruing at the prime rate plus 1%. Principal and interest payments under the facility are due monthly. As of December 31, 1996, $1,440,000 was outstanding under this facility.

LINDNER SHORT-TERM NOTE

         In June 1996 the Company entered into an agreement with Lindner Dividend Fund for a $4.0 million note to acquire the Alta Mesa property. The terms of the note provide for the payment of both the principal and accrued interest by June 1997. Interest on the note accrues at a rate of 6.5% per annum. The entire principal amount plus accrued interest was repaid in January 1997.

5.       LONG-TERM DEBT

CITIBANK CREDIT AGREEMENT

         On May 24, 1990, the Company entered into a Credit Agreement with Citibank, N.A. ("Citibank"). On August 19, 1994, the Citibank debt agreements were restructured as discussed below. The balance at the time of restructuring was $6,500,000. In connection with the restructuring the Company received a waiver of accrued fee obligations of $700,000, which was arranged by one of the Benton Companies. The waiver of these fees was recorded in 1994, net of the unamortized debt discount remaining on the Citibank debt (approximately $152,000) as an increase to paid-in capital.

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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996



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

LINDNER NOTE

         On May 25, 1995 the Company entered into an agreement with Lindner Investments and Lindner Dividend Fund, (the "Lender") two mutual funds managed by Ryback & Associates, for a $6 million secured convertible note with the Company (the "Lindner Note"). The Lindner Note is for a term of three years and bears interest at an annual rate of 6.5% and is convertible at any time during the three-year term into 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share. The Lender also received a three-year warrant to purchase 1.5 million shares of the Company's common stock at an initial price of $4.00 per share. As of December 31, 1996, the Lender had exercised 500,000 shares of warrants under the agreement for an infusion of $2.0 million to the Company.

         Certain other financial advisors associated with the transaction were granted warrants and options to purchase up to 150,000 shares at an initial exercise price of $4.00 per share. The loan is secured by a mortgage on the Company's Rosita and Kingsville Dome uranium properties in Texas. Part of the proceeds form the Lindner Note were used to pay down existing payables and provide funding to complete the production start-up of the Company's Rosita property. The balance of the proceeds were used to fund pre-production activities a the Company's Kingsville Dome facility to permit commencement of production in 1996. As of December 31, 1996, certain other financial advisors have exercised 48,000 shares of warrants under the agreement.

PURCHASE MONEY OBLIGATION

         In 1987, the Company acquired certain long-term sales contract delivery rights in exchange for cash plus an assignment of a $3,000,000 future production payment, at $1.00 per pound of production sold from the Kingsville Dome and Rosita projects, starting in 1988. The production payment was recorded as a purchase money obligation at an original calculated present value of $2,379,839 and the remaining balance owed at December 31, 1996 is $730,074. The remaining balance under the production payment was repaid in January 1997.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996




SUMMARY OF LONG-TERM DEBT

                                                At December 31,
                                             -----------------------
                                                1996         1995
                                             ----------   ----------
Long-term debt of the Company consists of:
     Lindner Note                            $6,000,000   $6,000,000
     Purchase money obligation -
          Sales contract acquisitions           730,074    1,080,453
Crownpoint property (Note 2)                    407,054      407,054
                                             ----------   ----------
                                              7,137,128    7,487,507
     Less - Current portion                     730,074      350,000
                                             ----------   ----------
          Total long-term debt               $6,407,054   $7,137,507
                                             ==========   ==========


Maturities of long-term debt are as follows:

For the Twelve Months Ended:                      For the Twelve Months Ended:
----------------------------                      ----------------------------
December 31, 1997                $   730,074      December 31, 2000                           --
December 31, 1998                  6,000,000      December 31, 2001 and beyond       $   407,000
December 31, 1999
                                          --



6.       RELATED-PARTY TRANSACTIONS/LIQUIDITY ISSUES

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

         Further, during January 1995, when the Benton Companies held effective control of the common stock of the Company, the Company transferred $1.0 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. The specific Benton Companies which were to be part of the planned joint venture did not receive the transferred funds. Because of the Benton Bankruptcy, the realizability of the Company's $1.0 million investment is doubtful. Shortly thereafter, the then Chairman and CFO of the Company, who were also officers of the Benton Companies, transferred $1.08 million out of the Company without the authorization of the Company's Board of Directors. In February 1995, the Benton Companies filed for bankruptcy. The Company received $300,000 in June 1995 from the $1.08 million transfer, but $1.78 million of the initial $2.08 has not been recovered and there can be no assurance that the Company's efforts to pursue remedies will be successful. The Company recorded losses totaling $1.78 million for these transactions in 1995.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996



         In connection with the Benton Bankruptcy, the bankrupt estates have advised the Company that they are reviewing various transactions entered into by the Company with the Benton Companies. Such a review could potentially result in claims that could have a material adverse effect on the Company. The bankrupt estates have entered into a tolling agreement with respect to possible assertions of certain claims. The Company is unable to assess whether any such claim will be asserted, and if asserted, what adverse consequences, if any, might result from such assertion. No such claims have been asserted. The Company can also assert claims against Benton and the Benton Companies in such proceedings.

         The Company pursued various options to solve its liquidity problems and discussions regarding alternative financing arrangements. Such efforts resulted in the Company entering into a $6.0 million convertible debt agreement in May 1995 (see Note 5 - "Long-Term Debt - Lindner Note").

7.       SHAREHOLDERS' EQUITY

COMMON STOCK

Common Stock Issued in 1996

         In December 1996, the Company completed a public sale of 2,000,000 shares of the Company's common stock at a price of $7.875 per share. The offering raised $15,750,000 before commissions and expenses of approximately $1,700,000.

Issuance of Treasury Shares

         On May 25, 1995, the Company issued 35,000 shares of the Company's common stock which were held as treasury shares to financial advisors in connection with the Lindner Note as discussed in Note 5.

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

WARRANTS

Lindner Warrants

         In connection with the May 1995 Lindner Note as discussed in Note 5, the Company issued a three-year warrant to purchase 1,500,000 shares of the Company's common stock at an initial conversion price of $4.00 per share. The warrants are convertible at any time through May 1998. As of December 31, 1996, 500,000 warrants have been exercised. In addition, the Lindner Note is convertible at any time during the three year term into 1,500,000 shares of the Company's common stock at an initial conversion price of $4.00 per share, none of which have been converted at December 31, 1996.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996



Financial Advisors' Warrants/Options

         On May 25, 1995, the Company issued a three-year warrant to purchase 100,000 shares of the Company's common stock at an initial conversion price of $4.00 per share to certain financial advisors associated with the Lindner Note transaction. The warrants are convertible at any time through May 1998. In addition, the Company granted options to purchase 50,000 shares at an initial conversion price of $4.00 per share. The options are immediately exercisable and expire on March 6, 2000. As of December 31, 1996, 48,000 warrants have been exercised.

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

STOCK OPTIONS

Directors Stock Options

         On May 25, 1995, the Company granted options to certain directors of URI, to purchase 200,000 shares of the Company's common stock at an exercise price of $4.50 per share. All such options are immediately exercisable and expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after such holder's death, whichever occurs first. None of these options have been exercised as of December 31, 1996.

         On August 16, 1995, the Company granted options to a director of URI, to purchase 100,000 shares of the Company's common stock at an exercise price of $8.38 per share which was the fair market value of a share of common stock on August 16, 1995. Such options are immediately exercisable and expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after his death, whichever occurs first. None of these options have been exercised as of December 31, 1996.

Other Stock Options

         On July 31, 1995, the Company granted options to a former officer of the Company to purchase 50,000 shares of the Company's common stock at an exercise price of $4.75 per share which was the fair market value of a share of common stock on that date. Such options are immediately exercisable and expire May 31, 1998. All of these options have been exercised as of December 31, 1996.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996



8.       STOCK-BASED COMPENSATION PLANS

         The Company has three stock option plans, the Employees' Stock Option Plan, the Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("FAS 123"), the Company's net earnings (loss) and earnings (loss) per share ("EPS") for the year ended December 31, 1996 and 1995 would have been reduced to the following pro forma amounts:

                                               1996              1995
                                          --------------    --------------
     Net Earnings:          As reported   $      758,863    $     (936,188)
                              Pro forma   $     (519,164)   $   (1,414,842)

      Primary EPS:          As reported   $         0.08    $        (0.12)
                              Pro forma   $        (0.06)   $        (0.16)

Fully diluted EPS:          As reported   $         0.08    $        (0.12)
                              Pro forma   $        (0.06)   $        (0.16)

         The fair value of each option is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 65% and 71% and risk-free interest rates of 6.0% and 6.1%. An expected life of 4.6 and 5.0 years was used for options granted to the employees and directors, respectively.

         The FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The Directors' Stock Option Plan provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company's annual meeting. Currently there are 84,000 stock options outstanding under the Directors' Stock Option Plan. Also, on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the Employees' Stock Option Plan. All of the previously outstanding options were canceled upon the effectiveness of the new options. On August 10, 1994, the Board of Directors increased the available options under the Employees' Stock Option Plan and the Directors' Stock Option Plan to 850,000 options and 150,000 options, respectively. On October 11, 1995, the Board of Directors elected to discontinue grants under the Employees' Stock Option Plan with the adoption of a stock incentive plan covering key employees. The Stock Incentive Plan provides for the grant of a maximum of 750,000 stock options. These options may be qualified or nonqualified. As of December 31, 1996, there are 338,810 options outstanding under the Stock Incentive Plan. Additional details about the options granted under the stock option plans are as follows:

                                                                 ---------------------------------------------------
                                                                                 At December 31, 1996
                                                                 ---------------------------------------------------
                                                                    Options
                                    Exercise         Options       Available    Options       Options      Options
  Date of Grant                      Price           Granted     for Exercise  Exercised      Canceled    Outstanding
--------------------------------------------------------------------------------------------------------------------
January 15, 1992                   $      2.94       617,248       130,123       302,125       185,000       130,123
May 22, 1992                       $      3.00         2,000            --         1,000         1,000            --
====================================================================================================================
   Balances at December 31, 1992                     619,248       130,123       303,125       186,000       130,123
====================================================================================================================
February 26, 1993                  $      2.50        10,000            --         2,500         7,500            --
May 27, 1993                       $      3.50         2,000            --           500         1,500            --
====================================================================================================================
   Balances at December 31, 1993                     631,248       130,123       306,125       195,000       130,123
====================================================================================================================

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996




July 11, 1994                      $      4.38          20,000      10,000          --          --      20,000
August 10, 1994                    $      4.25         140,000       9,000       1,000     120,000      19,000
December 15, 1994                  $      5.88           3,000       1,000          --       1,000       2,000
====================================================================================================================
   Balances at December 31, 1994                       794,248     150,123     307,125     316,000     171,123
====================================================================================================================
February 24, 1995                  $      4.13         210,000      25,000          --     110,000     100,000
April 12, 1995                     $      3.88          10,000       2,500          --          --      10,000
May 26, 1995                       $      3.75          40,000      10,000          --          --      40,000
August 16, 1995                    $      8.38         100,000      25,000          --          --     100,000
August 31, 1995                    $      6.88         127,508      31,877          --          --     127,508
October 11, 1995                   $      6.94          35,000       8,750          --          --      35,000
December 19, 1995                  $      5.50           3,000         750          --          --       3,000
====================================================================================================================
   Balances at December 31, 1995                     1,319,756     254,000     307,125     426,000     586,631
====================================================================================================================
February 22, 1996                  $      9.75         178,810          --          --          --     178,810
May 29, 1996                       $     17.00           3,000          --          --          --       3,000
May 30, 1996                       $     16.13          75,000          --          --          --      75,000
July 22, 1996                      $     11.13          50,000          --          --          --      50,000
====================================================================================================================
   Balances at December 31, 1996                     1,626,566     254,000     307,125     426,000     893,441
====================================================================================================================
====================================================================================================================

         The exercise price for the options granted under the stock option plans has been the approximate market price of the common stock on the date granted. The terms of the options provide that no options may be exercised for one year after grant, and then for ratable exercise over the subsequent four-year period, with a total exercisable period of ten years.

         The exercise price for the options granted under the Stock Incentive Plan has been the approximate market price of the common stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years.

9.       FEDERAL INCOME TAXES

         The deferred federal income tax liability consists of the following:

                                                          December 31,
                                                   --------------------------
                                                      1996           1995
                                                   -----------    -----------
Property development costs - net of amortization   $ 6,745,000    $ 7,933,000
Accelerated depreciation                               180,000        125,000
Restoration reserves                                (1,362,000)    (1,034,000)
Net operating loss and percentage
   depletion carryforwards                          (5,296,000)    (5,971,000)
Valuation allowance and other - net                  2,366,000      1,605,000
                                                   ===========    ===========
     Total deferred income tax liability           $ 2,633,000    $ 2,658,000
                                                   ===========    ===========


         Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

                                                   For the Twelve Months Ended December 31,
                          ----------------------------------------------------------------------------------------
                                     1996                          1995                            1994
                          --------------------------     --------------------------     --------------------------
                                            % OF                           % OF                           % OF
                                           PRETAX                         PRETAX                         PRETAX
                            AMOUNT         INCOME          AMOUNT         INCOME           AMOUNT        INCOME
                          -----------    -----------     -----------    -----------     -----------    -----------
Pretax income (loss)      $   758,863                    $(1,170,188)                   $ 1,505,224
                          -----------    -----------     -----------    -----------     -----------    -----------
Pretax income (loss)
  times  statutory tax        258,000           34.0%       (398,000)         (34.0%)       512,000           34.0%
rate
Increases
(reductions) in
  taxes resulting from:
   Percentage depletion      (258,000)         (34.0%)       398,000           34.0%       (512,000)         (34.0%)
   Alternative minimum
      tax                          --            0.0%       (234,000)         (20.0%)       299,928           19.9%
                          -----------    -----------     -----------    -----------     -----------    -----------
Income tax
  expense (benefit)       $        --            0.0%    $  (234,000)         (20.0%)   $   299,928           19.9%
                          ===========    ===========     ===========    ===========     ===========    ===========

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996




         The Company's book income for regular federal income tax purposes at December 31, 1996 is entirely sheltered by cumulative percentage depletion and investment tax credit carryforwards. However, under the Alternative Minimum Tax ("AMT") system imposed by the 1986 Tax Reform Act ("the 86 ACT"), these carryforward items may only be utilized on a limited basis resulting in the above tax provisions, which consists entirely of deferred AMT.

         At December 31, 1996, approximately $5,460,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. No tax payments were required in 1996, 1995 and 1994.

         The Company also has available for regular federal income tax purposes at December 31, 1996 estimated net operating loss carryforwards of approximately $10,100,000 which expire primarily in 1999 through 2011, if not previously utilized. At December 31, 1996, the Company had investment tax credit carryforwards of approximately $21,000, after adjusting for the reductions required by the 86 ACT, which expire for regular tax purposes in 1997 through 2000.

10.      OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

                                                              December 31,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
Reserve for future restoration and reclamation costs,
   net of current portion of $368,000 and $544,000 in
   1996 and 1995 (Note 1)                               $3,768,495   $2,446,151
Unearned revenue from Russian matched sales (Note 1)       510,794      331,200
                                                        ----------   ----------
                                                        $4,279,289   $2,777,351
                                                        ==========   ==========

11.      COMMITMENTS AND CONTINGENCIES

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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1996




12.      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments approximate fair value as of December 31, 1996. The fair value of debt is estimated based on the discounted value of the future cash flows using borrowing rates currently available to the Company for loans with similar terms and average maturities.

13.      SUBSEQUENT EVENT

         On March 25, 1997, the Company completed the acquisition of certain uranium mineral interests in New Mexico from Santa Fe Pacific Gold Corporation in exchange for 1.2 million shares of the Company's common stock and a commitment to expend certain amounts on exploration.

                                                                     SCHEDULE II


                            URANIUM RESOURCES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                  Additions
                                                        ---------------------------
                                           Balance at    Charged to     Charged to
                                           Beginning     Costs and         Other                     Balance at End
           Description                     of Period     Expenses        Accounts    Deductions (a)     of Period
---------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
   Accrued restoration costs ...........   $2,990,151   $1,479,939   $  180,380(b)    $  513,975   $4,136,495(d)


Year ended December 31, 1995:
   Accrued restoration costs ...........   $2,427,624   $  596,482   $   70,153(b)    $  104,108   $2,990,151(d)


Year ended December 31, 1994:
   Accrued restoration costs ...........   $2,361,297   $  274,465   $  (50,764)(c)   $  157,374   $2,427,624(d)

--------------------
(a)  Deductions represent costs incurred in the restoration process.

(b) Increase resulted primarily from the change in the amounts of restoration provision included in ending uranium inventory.

(c) Decrease resulted primarily from restoration provision amounts in beginning inventory which were expensed in the current year.

(d) Amounts recorded as current liabilities at December 31, 1996, 1995 and 1994 are $368,000, $544,000 and $90,000, respectively.

                                 EXHIBIT INDEX


Exhibit
Number            Description
------            -----------
 3.1              Restated Certificate of Incorporation of the Company, as amended.

 3.2*             Restated Bylaws of the Company (filed with the Company's Form S-3
                  Registration No. 333-17875 on December 16, 1996).

 4.1              Registration Rights Agreement dated March 25, 1997 between the
                  Company and Santa Fe Pacific Gold Corporation.

10.1*             Amended and Restated Directors Stock Option Plan (filed with the Company's
                  Form S-8 Registration No. 333-00349 on January 22, 1996).

10.2*             Amended and Restated Employee's Stock Option Plan (filed with the
                  Company's Form S-8 Registration No. 333-00403 on January 22, 1996).

10.3*             1995 Stock Incentive Plan (filed with the Company's Form S-8
                  Registration No. 333-00405 on January 22, 1996).

10.4* Non-Qualified Stock Option Agreement dated August 16, 1995, between the Company and Leland O. Erdahl (filed with the Company's Annual Report on Form 10-K dated March 27, 1996).

10.5*             Non-Qualified Stock Option Agreement dated May 25, 1995, between the
                  Company and George R. Ireland (filed with the Company's Annual Report on Form 10-K dated March 27, 1996).

10.6*             Non-Qualified Stock Option Agreement dated May 25, 1995, between the
                  Company and James B. Tompkins (filed with the Company's Annual Report on Form 10-K dated March 27, 1996).

10.7*             Stock Option Agreement dated March 6, 1995 between the Company and
                  James P. Congleton, as amended on May 25, 1995 (filed with the
                  Company's Annual Report on Form 10-K dated March 27, 1996).

10.8*             Warrant to Purchase Common Stock dated May 25, 1995, between the
                  Company and Grant Bettingen, Inc. (filed with the Company's Annual
                  Report on Form 10-K dated March 27, 1996).

10.9*             Non-Qualified Stock Option Agreement dated July 31, 1995, between the
                  Company and Wallace M. Mays (filed with the Company's Form S-8
                  Registration Statement No. 33-64481 on November 21, 1995).

10.10*            Contract dated as of November 17, 1987 and amended as of May
                  29, 1992 by Hydro Resources, Inc., a wholly-owned subsidiary of Uranium Resources, Inc., and Public Service of New Mexico
                  (filed with the Company's Form 8 - Amendment to Application or Report as filed with the Securities and Exchange
                  Commission on December 9, 1988).(1)

10.11*            Contract for the Purchase of Natural Uranium Concentrates (U3O8)
                  dated April 5, 1994 between Uranium Resources, Inc., URI, Inc. and
                  Pacific Gas & Electric Company (filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994).(1)


Exhibit
Number            Description
------            -----------
10.11*            Contract for the Purchase of Natural Uranium Concentrates (U3O2)
                  dated April 5, 1994 between Uranium Resources, Inc., URI, Inc. and
                  Pacific Gas & Electric Company (filed with the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1994). (1)

10.12*            Agreement for the Sale of Uranium Concentrates dated as of August 23,
                  1990 between OES Fuel, Incorporated, Uranium Resources, Inc. and URI,
                  Inc. (filed with Post-Effective Amendment No. 3 to the Company's Form
                  S-1 Registration Statement as filed with the Securities and Exchange
                  Commission on December 7, 1990).(1)

10.13*            U3O8 Sales Agreement dated September 30, 1988 between GPU Nuclear
                  Corporation and URI, Inc. guaranteed by Uranium Resources, Inc.
                  (filed with the Company's Form 8 - Amendment to Application or Report
                  as filed with the Securities and Exchange Commission on December 9,
                  1988).(1)

10.14*            Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-32754)
                  as filed with the Securities and Exchange Commission on February 20,
                  1990).

10.15*            Note and Warrant Purchase Agreement entered into May 25, 1995 by and among Lindner Investments, Lindner Dividend Fund and the Company
                  (filed with the Company's Current Report on Form 8-K dated May 25, 1995).

10.16             Loan Agreement entered into June 18, 1996 by and between Lindner Dividend
                  Fund and the Company.

10.17* Uranium Concentrates Sales Agreement dated August 28, 1996 by and between the Company and Georgia Power Company (filed with the Company's Quarterly Report on Form 10-Q/A-2 for the quarter ended September 30, 1996).(1)

10.18*            Uranium Concentrates Sales Agreement dated August 21, 1996 by and between the Company and Commonwealth Edison Company (filed with the
                  Company's Quarterly Report on Form 10-Q/A-2 for the quarter ended September
                  30, 1996).(1)

10.19             Agreement of Santa Fe Pacific Gold Corporation as Uranco, Inc. Shareholder
                  with the Company and Guarantee of the Company dated as of March 25, 1997.(1)

10.20             Stock Exchange Agreement and Plan of Reorganization dated as of March 25, 1997.

10.21             License to Explore and Option to Purchase dated March 21, 1997 between
                  Sante Fe Pacific Gold Corporation and Uranco, Inc.(1)

21.1              Subsidiaries of the Company.

23.1              Consent of Arthur Andersen LLP.

27                Financial Data Schedule.

         *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

         (1)Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.