Form 10-Q
period 1997-03-31
URANIUM RESOURCES INC /DE/
filed 1997-05-13
CIK 839470

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          X   Quarterly report pursuant to Section 13 or 15(d) of the
        ----- Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1997 or

              Transition report pursuant to Section 13 or 15(d) of the ----- Securities Exchange Act of 1934

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

  Common Stock, $.001 par value                  12,027,527 as of  May 12, 1997


-------------------------------------------------------------------------------

                            URANIUM RESOURCES, INC.
                    1997 FIRST QUARTERLY REPORT ON FORM 10-Q


                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


      Item 1.  Financial Statements

                     Consolidated Balance Sheets -
                          March 31, 1997 (Unaudited) and
                          December 31, 1996                                3

                     Consolidated Statements of Operations -
                          Three Months Ended March 31, 1997 and 1996
                          (Unaudited)                                      5

                     Consolidated Statements of Cash Flows -
                          Three Months Ended March 31, 1997
                          and 1996 (Unaudited)                             6

                     Notes to Consolidated Financial
                          Statements - March 31, 1997 (Unaudited)          7

      Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   7

PART II -- OTHER INFORMATION                                              12

SIGNATURES                                                                13

INDEX TO EXHIBITS                                                        E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1997 AND DECEMBER 31, 1996 (NOTE 1)

                                     ASSETS

                                                       March 31,     December 31,
                                                     ------------    ------------
                                                         1997            1996
                                                     ------------    ------------
                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                         $  7,002,456    $ 16,934,276
   Short-term investment:
        Certificate of deposit, restricted              2,816,854       2,779,840
   Receivables, net                                     1,975,132       1,829,539
   Uranium inventory                                    4,110,278       3,575,285
   Materials and supplies inventory                        89,640          88,483
   Prepaid and other current assets                       294,874         239,435
                                                     ------------    ------------
        Total current assets                           16,289,234      25,446,858
                                                     ------------    ------------

Property, plant and equipment, at cost:
   Uranium properties                                  82,882,568      71,364,561
   Other property, plant and equipment                    557,002         546,985
   Less-accumulated depreciation and depletion        (31,209,176)    (29,335,818)
                                                     ------------    ------------
        Net property, plant and equipment              52,230,394      42,575,728

Other assets                                              627,991         771,084
                                                     ------------    ------------
                                                     $ 69,147,619    $ 68,793,670
                                                     ============    ============


         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1997 AND DECEMBER 31, 1996 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                               March 31,     December 31,
                                                             ------------    ------------
                                                                 1997            1996
                                                             ------------    ------------
Current liabilities:
   Accounts payable                                          $  1,144,204    $  2,201,145
   Notes payable                                                     --         5,440,000
   Accrued interest payable                                        45,371         185,186
   Current portion of long-term debt                                 --           730,074
   Royalties payable                                              704,821         746,113
   Current portion of restoration reserve                         368,000         368,000
   Other accrued liabilities                                      660,385         507,117
                                                             ------------    ------------
        Total current liabilities                               2,922,781      10,177,635
                                                             ------------    ------------

Other long-term liabilities and deferred credits                4,465,835       4,279,289

Long-term debt, less current portion                            6,407,054       6,407,054

Deferred federal income taxes                                   2,546,000       2,633,000

Shareholders' equity:
        Common stock, $.001 par value, shares authorized:
        25,000,000 shares issued and outstanding
        (net of treasury shares):  1997 - 12,027,527;
        1996 - 10,813,027                                          12,180          10,966

        Paid-in capital                                        40,147,414      32,290,630
        Retained earnings                                      12,655,773      13,004,514
        Less:  Treasury stock (152,500 shares), at cost            (9,418)         (9,418)
                                                             ------------    ------------
             Total shareholders' equity                        52,805,949      45,296,692
                                                             ------------    ------------
                                                             $ 69,147,619    $ 68,793,670
                                                             ============    ============



      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE MONTHS
                    ENDED MARCH 31, 1997 AND 1996 (NOTE 1)
                                  (UNAUDITED)


                                                                     March 31,
                                                           -----------------------------
                                                               1997             1996
                                                           -------------    ------------
Revenues:
   Uranium sales -
        Produced uranium                                    $  3,796,400    $  1,386,880
        Purchased uranium                                          3,413         944,545
                                                            ------------    ------------
          Uranium sales                                        3,799,813       2,331,425

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                            --           580,125
        Royalties                                                219,543         105,875
        Operating expenses                                     1,176,287         688,791
        Provision for restoration and reclamation costs          248,058         103,561
        Depreciation and depletion                             1,842,249         450,378
                                                            ------------    ------------
          Total cost of uranium sales                          3,486,137       1,928,730
                                                            ------------    ------------

   Earnings from operations before corporate expenses            313,676         402,695

   Corporate expenses -
        General and administrative                               844,074         818,844
        Depreciation                                               5,709           5,320
                                                            ------------    ------------
          Total corporate expenses                               849,783         824,164
                                                            ------------    ------------
Loss from operations                                            (536,107)       (421,469)

Other income (expense):
        Interest expense, net of capitalized interest            (66,918)       (102,899)
        Interest and other income, net                           167,284          72,439
                                                            ------------    ------------
          Total other income (expense)                           100,366         (30,460)
                                                            ------------    ------------
Loss before federal income taxes                                (435,741)       (451,929)

Federal income tax benefit:
   Deferred                                                      (87,000)        (90,000)
                                                            ------------    ------------
Net loss                                                    $   (348,741)   $   (361,929)
                                                            ============    ============

Net loss per common share and common equivalent share       $      (0.03)   $      (0.04)
                                                            ============    ============

Weighted average common shares and common
   equivalent shares per share data                           10,917,694       8,702,662
                                                            ============    ============


             The accompanying notes to financial statements are an
                integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE
                 MONTHS ENDED MARCH 31, 1997 AND 1996 (NOTE 1)
                                  (UNAUDITED)

                                                                              March 31,
                                                                     ----------------------------
                                                                         1997            1996
                                                                     ------------    ------------
Cash flows from operations:
   Net loss                                                          $   (348,741)   $   (361,929)
   Reconciliation of net income to cash provided by operations-
        Provision for restoration and reclamation costs                   248,058         103,561
        Depreciation and depletion                                      1,847,958         455,698
        Credit for deferred income taxes                                  (87,000)        (90,000)
        Decrease in restoration and reclamation accrual                   (81,894)        (14,781)
        Other non-cash items, net                                        (162,659)         67,035
                                                                     ------------    ------------
Cash flow provided by operations, before changes in
   operating working capital items                                      1,415,722         159,584
Effect of changes in operating working capital items-
   (Increase) decrease in receivables                                    (145,593)      2,544,122
   Increase in inventories                                               (498,037)       (287,382)
   Increase in prepaid and other current assets                          (145,455)       (150,508)
   Decrease in payables and accrued liabilities                        (1,084,780)     (2,017,601)
                                                                     ------------    ------------

Net cash provided by (used in) operations                                (458,143)        248,215
                                                                     ------------    ------------

Investing activities:
   Increase in investments                                                (37,014)       (417,241)
   Additions to property, plant and equipment -
        Kingsville Dome                                                (1,817,104)     (1,196,864)
        Rosita                                                           (699,358)       (849,578)
        Alta Mesa                                                        (182,503)           --
        Churchrock                                                       (261,965)       (146,019)
        Crownpoint                                                       (229,410)       (167,570)
        Other property                                                   (138,476)       (107,565)
   Decrease (increase) in other assets                                      4,228          (9,565)
                                                                     ------------    ------------
Net cash used in investing activities                                  (3,361,602)     (2,894,402)
                                                                     ------------    ------------
Financing activities:
   Payments and refinancings of principal                              (6,170,074)           --
   Issuance of common stock and warrants, net                              57,999         411,203
                                                                     ------------    ------------

Net cash provided by (used in) financing activities                    (6,112,075)        411,203
                                                                     ------------    ------------

Net decrease in cash and cash equivalents                              (9,931,820)     (2,234,984)
Cash and cash equivalents, beginning of period                         16,934,276       4,715,942
                                                                     ------------    ------------

Cash and cash equivalents, end of period                             $  7,002,456    $  2,480,958
                                                                     ============    ============



      The accompanying notes to financial statements are an integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1997.

2.       URANIUM PROPERTIES

On March 25, 1997, the Company completed the acquisition of certain uranium mineral interests in New Mexico from Santa Fe Pacific Gold Corporation in exchange for 1,200,000 shares of the Company's common stock and a commitment to expand certain amounts on exploration. The mineral interests acquired cover approximately 500,000 acres and includes approximately 14.7 million pounds of proven in-place uranium reserves on 37,000 acres of the property on which it acquired the entire mineral estate (excluding coal). Also included in the 500,000 acres is the fee interest in uranium on approximately 140,000 acres and the exclusive uranium exploration rights for 17 years on approximately 346,000 acres.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This Item 2 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, proved undeveloped reserves and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's 1996 Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

         For the quarter ended March 31, 1997, the Company's cash and cash equivalents were $7,002,000 a decrease of $9,932,000 as compared to a decrease of $2,235,000 for the first quarter of 1996. The Company's uranium operations generated negative cash flow from operations of $458,000 for the quarter ended March 31, 1997, in comparison to positive cash flow from operations in the same period in 1996 of $248,000. The Company's net working capital at March 31, 1997 was $13,366,000.

Investing Cash Flows

         South Texas Projects

         During the three months ending March 31, 1997, development expenditures totaling $1,817,000 and $699,000 were incurred at the Company's Kingsville Dome and Rosita sites, respectively. Capital expenditures to be incurred for the remainder of 1997 at Kingsville Dome and Rosita, primarily for additional wellfield development, are expected to be approximately $8,900,000 and $1,550,000, respectively. The Company expects to fund its 1997 operating and capital expenditures at its Kingsville Dome, Rosita, and Alta Mesa projects from cash on hand, sales proceeds under 1997 uranium deliveries and through existing financing arrangements.

         In June 1996, the Company acquired the rights to a significant uranium deposit in South Texas known as the Alta Mesa project. The Company spent $4,000,000 to acquire the uranium rights to the property which is estimated to contain approximately 6.2 million pounds of in-place proven and probable reserves. Capital expenditures incurred on the Alta Mesa project for the three months ended March 31, 1997 were approximately $183,000 and were related primarily to permitting and licensing activities. Additional capital costs on Alta Mesa are expected to be approximately $900,000 for the remainder of 1997.

         The initial capital costs to acquire the rights to the Alta Mesa property were obtained through a one-year $4.0 million note from the Lindner Dividend Fund. This note was repaid in January 1997.

         New Mexico Projects

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $491,000 for the three months ending March 31, 1997 and are expected to amount to approximately $1,306,000 for the remainder of 1997. Capital requirements for 1997 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing.

Financing Cash Flows

         During May 1996, the Company entered into a $3.0 million revolving credit facility. This facility is secured by the Company's receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Repayments under this facility amounted to $1,440,000 in the three months ending March 31, 1997.

         In June 1996, the Company received $4.0 million in proceeds from the one-year note entered into with the Lindner Dividend Fund, noted previously. The terms of the note provided for the payment of both the principal and accrued interest by June 1997 with interest on the note accruing at a rate of 6.5% per annum. The $4.0 million principal amount and accrued interest on this note was paid in January 1997.

         The Company was obligated to pay a production payment royalty of $1.00 per pound on the three first three million pounds of uranium produced and sold from either Kingsville Dome or Rosita. The Company has cumulatively produced in excess of three million pounds of uranium from these properties and made the final payment of approximately $730,000 on this obligation in January 1997.

         In the first quarter of 1997 the Company generated $58,000 from the issuance of 14,500 shares of common stock associated with the exercise of certain stock warrants. In the same period in 1996, approximately $411,000 was generated from the issuance of approximately 110,000 shares of common stock upon the exercise of certain employee stock options.

Other Non-Cash Transactions

         In March 1997, the Company acquired from Santa Fe Pacific Gold Corporation ("Santa Fe") certain mineral interests covering approximately 500,000 acres in northwestern New Mexico in exchange for 1.2 million shares of the Company's common stock and a commitment for certain exploration expenditures. Approximately one-third of the acreage comprises uranium mineral rights and the remaining acreage comprises exploration rights with rights to purchase and develop any uranium mineral interests found. Included in the purchase is an existing royalty obligation from the Company to Santa Fe on certain properties currently under lease from Santa Fe. The Company estimates that there is approximately 14.7 million pounds of proven in-place uranium reserves on 37,000 acres of the property on which it acquired the entire mineral estate (excluding coal). Also included in the 500,000 acres is the fee interest in uranium on approximately 140,000 acres and the exclusive uranium rights, for 17 years, on approximately 346,000 acres.

ENVIRONMENTAL ASPECTS

         The Company utilizes ISL solution mining technology as its only mining method. Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". Nevertheless, the Company is highly regulated. Its primary environmental costs to date have been related to obtaining and complying with environmental mining permits and, once mining is completed, the reclamation and restoration of the surface areas and underground water quality to a condition consistent with applicable requirements. Accruals for the estimated future cost of such activities are made on a per-pound basis as part of production costs. See the Consolidated Statements of Operations for the applicable provisions for such future costs. See also Note 1 - "Restoration and Reclamation Costs" of Notes to Consolidated Financial Statements in the Company's Form 10-K as of December 31, 1996.

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

Three Months Ended March 31, 1997 and 1996

         The following is a summary of the key operational and financial statistics related to the Results of Operations:


                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                      1997          1996
                                                   ---------     ---------
                                                  (In thousands, except per
                                                          pound data)
Uranium sales revenue                              $   3,800     $   2,331

Total pounds delivered                                 231.9         158.8

Average sales price/pound                          $   16.38     $   14.69

Pounds produced                                          247           186
Pounds purchased                                         --             49

Average production cost of produced pounds         $   15.37     $    8.96

Average cost of purchased pounds                        N/A      $   11.90

Average cost of produced pounds sold               $   13.96     $    8.45
Average cost of purchased pounds sold                   N/A      $   11.90


         Revenue from uranium sales in the first quarter of 1997 increased by $1,468,000 from 1996 amounts. The average sales price for total uranium deliveries in the first quarter ending March 31, 1997 and 1996 was $16.38 per pound and $14.69 per pound, respectively. Total uranium deliveries in the first quarter of 1997 increased by 73,000 pounds from those made in the same period in 1996. The 1997 deliveries (232,000 pounds) consisted entirely of long-term contract sales. The deliveries in the first quarter of 1996 included both sales made under the matched sale provision of the Amendment to the Russian Federations Suspension Agreement (the "Amendment") of 110,000 pounds of URI produced uranium and sales under URI's long-term contracted sales of 49,000 pounds. The average sales price per pound for these 1996 deliveries under URI long-term contracts was $19.38.

         Details of the cost of uranium sales were as follows:


                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           1997       1996
                                                          -------    -------
                                                             (In thousands)
Cost of purchased uranium                                   $ --     $  580
Royalties                                                      220      106
Operating expenses                                           1,176      689
Provision for restoration and reclamation costs                248      104
Depreciation and depletion of uranium properties             1,842      450
                                                            ======   ======
          Total cost of uranium sales                       $3,486   $1,929
                                                            ======   ======


         The Company produced 247,000 pounds of uranium from the Rosita and Kingsville Dome facilities in the three months ending March 31, 1997, compared to 186,000 pounds in the same quarter of 1996. The average per pound production cost for the quarter of $15.37 was higher than the corresponding period of 1996 primarily as a result of operations at the Company's Rosita facility. Costs at Rosita for the quarter were significantly higher than the $10.86 per pound average cumulative cost experienced at this site from June 1995 through December 1996. This increase in production costs reflects the phasing out of production at Rosita's existing Wellfields 3 through 6 as these wellfields enter the latter stage of their production decline curves.

         In January 1997, the Company received the necessary regulatory permits at Rosita to expand its production into Wellfield 7, located northwest of the current production fields. This new production area is expected to contain the majority of the remaining uranium reserves at Rosita and is anticipated to be the final area of production at the site. Plans had been to commence wellfield development and production from this area during the quarter. Due to drill rig availability and severe weather conditions, production was not able to commence as scheduled. Current plans are to effect a temporary partial shutdown of the Rosita facilities during the second quarter of 1997, as the Company concentrates solely on Wellfield 7. As well, new operating techniques to increase productivity are being reviewed and may be implemented to determine how various production and recovery strategies impact production costs and efficiencies towards optimizing existing and future operating facilities. There can be no assurance that such methods, if implemented, will enhance production or reduce overall production costs.

         Operating expenses attributable directly to the sale of Kingsville Dome and Rosita produced pounds totaled $1,176,000 ($5.07 per pound) in the first quarter ended March 31, 1997 compared to $396,000 ($3.60 per pound) for Rosita produced pounds that were sold in the same period in 1996. Total operating expenses and depreciation and depletion in the first three months ended March 31, 1996 also include $313,000 in standby costs for the Kingsville Dome facility. Such standby costs were recorded as direct charges to operations.

         The provision for restoration and reclamation in the first three months ended March 31, 1997 consists of $219,000 ($0.95 per pound) for production sold during 1997 and $29,000 for costs associated with reclamation activities related to the Benavides project (a previous mining location). The provision for restoration and reclamation in the first quarter ended March 31, 1996 consists entirely of the provision for Rosita production sold of $104,000 ($0.93 per pound).

         The depreciation and depletion provision in the quarter ended March 31, 1997 consisted of $1,842,000 ($7.94 per pound) for Rosita and Kingsville Dome production sold. The depreciation and depletion provision in the first quarter of 1996 consisted of $430,000 ($3.91 per pound) for Rosita production sold and Kingsville Dome depreciation while on standby of $21,000.

         Royalties in the first three months of 1997 totaled $220,000 compared to $106,000 in 1996. The increase in 1997 is directly attributable to the combined increase in production at Rosita and Kingsville Dome and the corresponding increase in sales of produced uranium compared to 1996.

         The average cost of uranium purchases made in the first quarter of 1996 was $11.90. No pounds were purchased in the same period in 1997. Total deliveries in the first three months of 1997 consisted of 231,900 produced pounds at an average cost per pound of $13.96. During the same period in 1996, the Company delivered 49,000 purchased pounds, at an average cost per pound of $11.90 and 110,000 produced pounds at $8.45 per pound.

         Corporate expenses consisting of general and administrative ("G&A") expenses increased to $844,000 in the first quarter of 1997 from $824,000 in the first quarter of 1996. This increase resulted primarily from employee incentive awards paid in the first quarter of 1997 of $168,000 compared to those awarded in the same period in 1996 of $105,000 and costs of the New Mexico operations headquarters in Albuquerque which opened in September 1996 of $106,000. These increases were offset by reductions in legal costs in the first quarter of 1997 compared to the first quarter of 1996. The significant prior year legal costs ($116,000) were primarily incurred in connection with actions the Company brought related to the unauthorized transfer of corporate funds in the first quarter of 1995.

         Total other income for the first quarter of 1997 increased by $131,000 from the same period in 1996. This increase resulted from an increase in interest income and a reduction in net interest of $95,000 and $36,000, respectively for the first three months of 1997. The higher interest income resulted from higher average available cash and investment balances which were generated from the Company's equity placement in December 1996.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

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



                                              URANIUM RESOURCES, INC.







Dated:  May  12, 1997                         By: /s/   Paul K. Willmott
                                                  -------------------------
                                                  Paul K. Willmott
                                                  Director, President and
                                                  Chief Executive Officer



Dated:  May  12, 1997                         By: /s/   Thomas H. Ehrlich
                                                  --------------------------
                                                  Thomas H. Ehrlich
                                                  Vice President - Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT           DESCRIPTION
-------           -----------

  27              FINANCIAL DATA SCHEDULE