Form 10-Q
period 1997-06-30
URANIUM RESOURCES INC /DE/
filed 1997-08-14
CIK 839470

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1997 or

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

                         Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

[S]                                         [C]
Title of Each Class of Common Stock         Number of Shares Outstanding
-----------------------------------         ----------------------------

   Common Stock, $.001 par value            12,027,527 as of  August 12, 1997

===============================================================================

                            URANIUM RESOURCES, INC.
                   1997 SECOND QUARTERLY REPORT ON FORM 10-Q


                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


         Item 1. Financial Statements

                  Consolidated Balance Sheets -
                   June 30, 1997 (Unaudited) and
                   December 31, 1996                                     3

                  Consolidated Statements of Operations -
                   Six Months and Three Months Ended
                  June 30, 1997 and 1996 (Unaudited)                     5

                  Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1997
                   and 1996 (Unaudited)                                  6

                  Notes to Consolidated Financial
                    Statements - June 30, 1997 (Unaudited)               7

         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 7


PART II -- OTHER INFORMATION                                            12


SIGNATURES                                                              13


INDEX TO EXHIBITS                                                       E-1

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1997 AND DECEMBER 31, 1996 (NOTE 1)

                                     ASSETS


                                                    June 30,         December 31,
                                                   ------------      ------------
                                                       1997             1996
                                                   ------------      ------------
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                       $  3,856,308      $ 16,934,276
   Short-term investment:
        Certificate of deposit, non-restricted          224,966                --
        Certificate of deposit, restricted            2,855,194         2,779,840
   Receivables, net                                   1,933,659         1,829,539
   Uranium inventory                                  4,260,408         3,575,285
   Materials and supplies inventory                      85,160            88,483
   Prepaid and other current assets                     327,864           239,435
                                                   ------------      ------------
        Total current assets                         13,543,559        25,446,858
                                                   ------------      ------------

Property, plant and equipment, at cost:
   Uranium properties                                86,385,879        71,364,561
   Other property, plant and equipment                  564,663           546,985
   Less-accumulated depreciation and depletion      (32,594,711)      (29,335,818)
                                                   ------------      ------------
        Net property, plant and equipment            54,355,831        42,575,728

Other assets                                            651,013           771,084
                                                   ------------      ------------
                                                   $ 68,550,403      $ 68,793,670
                                                   ============      ============



         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1997 AND DECEMBER 31, 1996 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                June 30,        December 31,
                                                              ------------      ------------
                                                                   1997            1996
                                                              ------------      ------------
Current liabilities:
   Accounts payable                                           $    743,960      $  2,201,145
   Notes payable                                                        --         5,440,000
   Accrued interest payable                                          2,507           185,186
   Current portion of long-term debt                             6,000,000           730,074
   Royalties payable                                               629,133           746,113
   Current portion of restoration reserve                          370,000           368,000
   Other accrued liabilities                                       465,739           507,117
                                                              ------------      ------------
        Total current liabilities                                8,211,339        10,177,635
                                                              ------------      ------------

Other long-term liabilities and deferred credits                 4,516,067         4,279,289

Long-term debt, less current portion                               450,000         6,407,054

Deferred federal income taxes                                    2,550,000         2,633,000

Shareholders' equity:
        Common stock, $.001 par value, shares authorized:
        25,000,000 shares issued and outstanding
        (net of treasury shares):  1997 - 12,027,527;
        1996 - 10,813,027                                           12,180            10,966

        Paid-in capital                                         40,147,414        32,290,630
        Retained earnings                                       12,672,821        13,004,514
        Less:  Treasury stock (152,500 shares), at cost             (9,418)           (9,418)
                                                              ------------      ------------
             Total shareholders' equity                         52,822,997        45,296,692
                                                              ------------      ------------
                                                              $ 68,550,403      $ 68,793,670
                                                              ============      ============





      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR
     THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (NOTE 1)
                                  (UNAUDITED)

                                                                  Three Months Ended                   Six Months Ended
                                                                       June 30,                             June 30,
                                                             -----------------------------      ------------------------------
                                                                 1997            1996                1997              1996
                                                             -----------      ------------      ------------      ------------
Revenues:
   Uranium sales -
        Produced uranium                                    $  3,184,780      $  5,398,650      $  6,981,180      $  6,785,530
        Purchased uranium                                             --            40,622             3,413           985,167
                                                            ------------      ------------      ------------      ------------
          Uranium sales                                        3,184,780         5,439,272         6,984,593         7,770,697

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                              --             5,469                --           585,594
        Royalties                                                171,005           328,899           390,548           434,774
        Operating expenses                                     1,312,348         1,202,370         2,488,635         1,891,161
        Provision for restoration and reclamation costs          191,445           308,732           439,503           412,293
        Depreciation and depletion                             1,492,673         1,973,105         3,334,922         2,423,483
                                                            ------------      ------------      ------------      ------------
          Total cost of uranium sales                          3,167,471         3,818,575         6,653,608         5,747,305
                                                            ------------      ------------      ------------      ------------

   Earnings from operations before corporate expenses             17,309         1,620,697           330,985         2,023,392

   Corporate expenses -
        General and administrative                               647,838           708,484         1,491,912         1,527,328
        Depreciation                                               5,952             4,986            11,661            10,306
                                                            ------------      ------------      ------------      ------------
          Total corporate expenses                               653,790           713,470         1,503,573         1,537,634
                                                            ------------      ------------      ------------      ------------
Earnings (loss) from operations                                 (636,481)          907,227        (1,172,588)          485,758

Other income (expense):
        Interest expense, net of capitalized interest            (32,704)         (133,915)          (99,622)         (236,814)
        Interest and other income, net                           690,008            50,680           857,292           123,119
                                                            ------------      ------------      ------------      ------------
          Total other income (expense)                           657,304           (83,235)          757,670          (113,695)
                                                            ------------      ------------      ------------      ------------
Earnings (loss) before federal income taxes                       20,823           823,992          (414,918)          372,063

Federal income tax benefit:
   Current                                                          (225)               --              (225)               --
   Deferred                                                        4,000           164,000           (83,000)           74,000
                                                            ------------      ------------      ------------      ------------
Net earnings (loss)                                         $     17,048      $    659,992      $   (331,693)     $    298,063
                                                            ============      ============      ============      ============

Net earnings (loss) per common share and
  common equivalent                                         $       0.00      $       0.06      $      (0.03)     $       0.03
                                                            ============      ============      ============      ============

Weighted average common shares and common
   equivalent shares per share data
    Primary                                                   12,546,875        10,237,058        11,475,676        10,033,715
                                                            ============      ============      ============      ============
    Fully Diluted                                             12,550,233        11,705,480        11,475,676        10,161,158
                                                            ============      ============      ============      ============

             The accompanying notes to financial statements are an
                integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                  MONTHS ENDED JUNE 30, 1997 AND 1996 (NOTE 1)
                                  (Unaudited)

                                                                                        June 30,
                                                                             ------------------------------
                                                                                 1997             1996
                                                                             ------------      ------------
Cash flows from operations:
   Net earnings (loss)                                                       $   (331,693)     $    298,063
   Reconciliation of net earnings (loss) to cash provided by operations-
        Provision for restoration and reclamation costs                           439,503           412,293
        Depreciation and depletion                                              3,346,583         2,433,789
        Provision (credit) for deferred income taxes                              (83,000)           74,000
        Decrease in restoration and reclamation accrual                          (203,902)          (67,410)
        Other non-cash items, net                                                 (77,558)          147,605
                                                                             ------------      ------------
Cash flow provided by operations, before changes in
   operating working capital items                                              3,089,933         3,298,340
Effect of changes in operating working capital items-
   (Increase) decrease in receivables                                            (104,120)          879,327
   Increase in inventories                                                       (810,161)         (622,452)
   Increase in prepaid and other current assets                                  (285,886)         (235,008)
   Decrease in payables and accrued liabilities                                (1,755,276)       (2,446,808)
                                                                             ------------      ------------
Net cash provided by operations                                                   134,490           873,399
                                                                             ------------      ------------
Investing activities:
   Increase in investments                                                       (300,320)       (1,610,343)
   Additions to property, plant and equipment -
        Kingsville Dome                                                        (3,959,755)       (2,776,283)
        Rosita                                                                 (1,423,464)       (1,454,517)
        Alta Mesa                                                                (196,708)       (4,052,191)
        Churchrock                                                               (379,596)         (268,359)
        Crownpoint                                                               (513,088)         (322,995)
        Other property                                                           (315,253)         (154,807)
   Increase in other assets                                                       (12,199)           (9,922)
                                                                             ------------      ------------
Net cash used in investing activities                                          (7,100,383)      (10,649,417)
                                                                             ------------      ------------
Financing activities:
   Payments and refinancings of principal                                      (6,170,074)         (111,322)
   Proceeds from other borrowings                                                      --         6,235,000
   Issuance of common stock and warrants, net                                      57,999           441,338
                                                                             ------------      ------------
Net cash provided by (used in) financing activities                            (6,112,075)        6,565,016
                                                                             ------------      ------------
Net decrease in cash and cash equivalents                                     (13,077,968)       (3,211,002)
Cash and cash equivalents, beginning of period                                 16,934,276         4,715,942
                                                                             ------------      ------------
Cash and cash equivalents, end of period                                     $  3,856,308      $  1,504,940
                                                                             ============      ============



             The accompanying notes to financial statements are an
                integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1997.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This Item 2 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, proved undeveloped reserves and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's 1996 Annual Report on Form 10-K.


CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

         For the quarter ended June 30, 1997, the Company's cash and cash equivalents were $3,856,000 a decrease of $3,146,000 as compared to a decrease of $976,000 for the second quarter of 1996. Cash and cash equivalents decreased by $13,078,000 for the six months ended June 30, 1997 compared to a decrease of $3,211,000 for the same period of 1996. The Company's uranium operations generated cash flow from operations of $593,000 for the quarter ended June 30, 1997, in comparison to a cash flow from operations in the same period in 1996 of $625,000. Net cash provided by uranium operations for the six months ended June 30, 1997 was $134,000 compared to cash flow from operations of $873,000 for the same period in 1996. The Company's net working capital at June 30, 1997 was $5,332,000.

Investing Cash Flows

         South Texas Producing Properties

         During the six months ending June 30, 1997, development expenditures totaling $3,960,000 and $1,423,000 were incurred at the Company's Kingsville Dome and Rosita sites, respectively. Capital expenditures to be incurred for the remainder of 1997 at Kingsville Dome and Rosita, primarily for additional wellfield development, are expected to be approximately $4,000,000 and $760,000, respectively. The Company expects to fund its 1997 operating and capital expenditures at its Kingsville Dome and Rosita projects from cash on hand, sales proceeds under 1997 uranium deliveries and through existing financing arrangements.

         South Texas Development Properties

         In June 1996, the Company acquired the rights to a significant uranium deposit in South Texas known as the Alta Mesa project. The Company spent $4,000,000 to acquire the uranium rights to the property which is estimated to contain approximately 6.2 million pounds of in-place proven and probable reserves. Capital expenditures incurred on the Alta Mesa project for the six months ended June 30, 1997 were approximately $197,000 and were related primarily to permitting and licensing activities. Additional capital costs for permitting, licensing and land holding costs on Alta Mesa are expected to be approximately $370,000 for the remainder of 1997. The Company projected to commence with plant and wellfield activities in the latter part of 1997 provided the necessary regulatory permits and licenses were secured. Progress towards fulfilling the regulatory requirements is continuing but the timing of actual construction and wellfield development is being evaluated with respect to the economic assessment of the project when compared to the current uranium market prices (spot price of $10.50 at August 5, 1997), the ability of the Company to secure the requisite capital for the project and the Company's current and prospective contracted sales portfolios.

         The initial capital costs to acquire the rights to the Alta Mesa property were obtained through a one-year $4.0 million note from the Lindner Dividend Fund. This note was repaid in January 1997.

         At the Company's Vasquez project, plant and wellfield activities were projected to begin at the end of 1997 or early 1998 provided permitting and licensing were completed. Progress towards fulfilling the regulatory requirements continues but the timing of plant and wellfield activities are being evaluated with respect to the economic assessment of the project compared to the current uranium market prices, the Company's ability to secure capital for the project, and the Company's current and prospective contracted sales portfolios.

         New Mexico Development Properties

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $893,000 for the six months ending June 30, 1997 and expenditures for these activities are expected to amount to approximately $540,000 for the remainder of 1997.
The Company anticipated expenditures for plant and wellfield activities at the Churchrock project to begin in the latter part of 1997 provided the necessary regulatory permits and licenses were obtained. Progress towards fulfilling the regulatory requirements is continuing but the timing of actual construction and wellfield development is being evaluated with respect to the economic assessment of the project when compared to the current uranium market prices, the Company's ability to secure capital for the project, and the Company's current and prospective contracted sales portfolios. Capital requirements for 1997 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing.

Financing Cash Flows

         During May 1996, the Company entered into a $3.0 million revolving credit facility. This facility is secured by the Company's receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Repayments under this facility amounted to $1,440,000 in the six months ending June 30, 1997.

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

         In the first half of 1997 the Company generated $58,000 from the issuance of 14,500 shares of common stock associated with the exercise of certain stock warrants. In the same period in 1996, approximately $441,000 was generated from the issuance of approximately 119,000 shares of common stock upon the exercise of certain stock options.


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

Three Months and Six Months Ended June 30, 1997 and 1996

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                           Three Months Ended                 Six Months Ended
                                                June 30,                          June 30,
                                         ------------------------        -------------------------
                                           1997           1996              1997           1996
                                         --------      ----------        -----------   -----------
                                             (In thousands)                     (In thousands)
Uranium sales revenue                    $   3,185     $    5,439        $    6,985     $    7,771
Total pounds delivered                         202            331               434            490
Average sales price/pound                $   15.75     $    16.45        $    16.09     $    15.87
Pounds produced                                200            429               424            615
Pounds purchased                                --             --                --             49
Average cost of purchased pounds                --             --                --     $    12.01
Average cost of produced pounds sold     $   14.82     $    10.52        $    14.36     $    10.00
Average cost of purchased pounds sold           --             --                --     $    12.01


         Revenue from uranium sales in the second quarter of 1997 decreased by $2,254,000 from the same period in 1996. This difference resulted from a decrease in deliveries of approximately 130,000 pounds and lower average sales prices for the quarter ended June 30, 1997 compared to the same quarter in 1996.

         Revenue from uranium sales in the first half of 1997 decreased by $786,000 from 1996 levels. This reduction resulted from approximately 60,000 fewer pounds delivered this year compared to 1996 but was offset by the benefit of average sales prices that were $0.22 per pound higher in the first half of 1997 than in the same period last year. The Company's 1997 contract portfolio includes contracts with sales prices containing base price escalated contracts, market price related contracts and Russian matched sales contracts. This portfolio mix contrasts with the 1996 contract portfolio which consisted of only base price escalated contracts and Russian matched sales contracts. Changes in the market price of uranium can result in a significant impact on the average sales price received under the Company's sales contracts and on the Company's results of operations.

         Details of the cost of uranium sales were as follows:

                                                    Three Months Ended      Six Months Ended
                                                           June 30,             June 30,
                                                     -----------------     -----------------
                                                      1997       1996       1997       1996
                                                     ------     ------     ------     ------
                                                      (In thousands)        (In thousands)
Cost of purchased uranium                            $   --     $    6     $   --     $  586
Royalties                                               171        329        391        435
Operating expenses                                    1,312      1,202      2,489      1,891
Provision for restoration and reclamation costs         191        309        439        412
Depreciation and depletion of uranium properties      1,493      1,973      3,335      2,424
                                                     ------     ------     ------     ------
       Total cost of uranium sales                   $3,167     $3,819     $6,654     $5,748
                                                     ======     ======     ======     ======


         During the first half of 1997, and more specifically the second quarter, the Company experienced certain severe production challenges associated with weather, operating techniques and subsurface geochemical conditions. As a result, the Company produced only 200,000 pounds of uranium from the Rosita and Kingsville Dome facilities in the three months ending June 30, 1997, compared to 429,000 pounds in the same quarter of 1996. For the six month period ending June 30, 1997, the Company produced 424,000 pounds compared to 615,000 pounds in the same period during 1996.

         The reduced production output for both the quarter and the six months ended June 30, 1997 resulted in per pound production costs which increased significantly compared to 1996. Adverse wet weather conditions submerged a majority of the production areas and resulted in the loss of over 30 days drilling time during the second quarter of 1997 alone. This inability to drill and develop new production areas was a major factor in the downturn in production. During the first half of 1997, the Company experienced inefficiencies related to operating and management techniques coupled with operating constraints resulting from plant design. During the second quarter of 1997, the Company reorganized its operating group and redesigned certain plant and wellfield systems to address these inefficiencies and to facilitate future operations. The Rosita facility was downsized in June 1997 in order to concentrate on maximizing production from its newest wellfield (wellfield #7), while strategically continuing to produce from those wellfields that are in the latter stages of their production decline curves. Staffing at Rosita was reduced during this period from 47 employees to 20.

         At both operating facilities, decreased production from the leach fields relating to water quality has forced the Company to undertake certain redesign of the facilities in order to mitigate the chemical effects of the continuously recycled ground water . During the second quarter, a temporary partial shutdown of the Rosita facility was undertaken to effect these changes. The Kingsville Dome facility underwent a three-day shutdown in July 1997 to re-pipe the facility allowing new wellfields to be mined primarily with the groundwater native to each wellfield.

         Operating expenses attributable directly to the sale of Kingsville Dome and Rosita produced pounds totaled $2,489,000 ($5.73 per pound) in the first six months of 1997 compared to $1,578,000 ($3.58 per pound) for produced pounds that were sold in the same period in 1996. Total operating expenses and depreciation and depletion in the first six months ended June 30, 1996 also include $313,000 in standby costs for the Kingsville Dome facility. Such standby costs were recorded as direct charges to operations.

         The provision for restoration and reclamation in the first six months ended June 30, 1997 consists of $411,000 ($0.95 per pound) for production sold during 1997 and $29,000 for costs associated with reclamation activities related to the Benavides project (a previous mining location). The provision for restoration and reclamation in the six months ended June 30, 1996 consists entirely of the provision for production sold of $412,000 ($0.94 per pound).

         The depreciation and depletion provision in the quarter ended June 30, 1997 consisted of $3,335,000 ($7.68 per pound) for Rosita and Kingsville Dome production sold. The depreciation and depletion provision in the second quarter of 1996 consisted of $2,403,000 ($5.45 per pound) for production sold and Kingsville Dome depreciation while on standby of $21,000.

         Royalties in the first six months of 1997 totaled $391,000 compared to $435,000 in 1996. The decrease in 1997 is directly attributable to the reduction in sales of produced uranium and a lower spot market price compared to 1996.

         The average cost of uranium purchases made in the first half of 1996 was $12.01. No pounds were purchased in the same period in 1997. Total deliveries in the first six months of 1997 consisted of 434,000 produced pounds at an average cost per pound of $14.36. During the same period in 1996, the Company delivered 49,000 purchased pounds, at an average cost per pound of $12.01 and 441,000 produced pounds at an average cost of $10.00 per pound.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased slightly to $1,504,000 in the first six months of 1997 from $1,538,000 in the first six months of 1996.

         Total other income for the second quarter of 1997 increased by $639,000 from the same period in 1996. This increase resulted from the settlement in June 1997 of the Company's lawsuit against The Professional Bank of Denver, Colorado ($575,000) and an increase in interest income ($65,000) for the quarter. The higher interest income resulted from higher average available cash and investment balances which were generated from the Company's equity placement in December 1996.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 1997 Annual Meeting of Stockholders was held on May 1, 1997 in Dallas, Texas. Shares representing 9,303,484 votes (86% of total outstanding) were present in person or by proxy.

         At the meeting, the Stockholders of the Company elected Leland O. Erdahl, Paul K. Willmott, George R. Ireland, and James B. Tompkins to the Board of Directors for a one-year term. In addition, the Company's stockholders ratified Arthur Andersen LLP as independent accountants for the Company for 1997. The ratification of Arthur Andersen LLP as independent accountants was approved by a vote of 9,276,570 shares in favor, 2,126 opposed and 24,788 abstaining.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   URANIUM RESOURCES, INC.



Dated:  August 12, 1997            By:   /S/   Paul K. Willmott
                                      ----------------------------
                                         Paul K. Willmott
                                         Director, President and
                                         Chief Executive Officer




Dated:  August 12, 1997            By:   /S/   Thomas H. Ehrlich
                                      -----------------------------
                                         Thomas H. Ehrlich
                                         Vice President - Finance and
                                         Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT          DESCRIPTION
-------          -----------

27               FINANCIAL DATA SCHEDULE