Form 10-K405/A
period 1996-12-31
URANIUM RESOURCES INC /DE/
filed 1997-08-21
CIK 839470

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


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

                         ANNUAL REPORT ON FORM 10-K/A

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS


PART I

  ITEM 1. BUSINESS.                                                                                          Not Amended

  ITEM 2. PROPERTIES.
       South Texas Producing Properties
       South Texas Development Properties
       New Mexico Development Properties
       Santa Fe Properties
       Reclaimed Properties
       Reclamation and Restoration Costs and Bonding Requirements

  ITEM 3. LEGAL PROCEEDINGS                                                                                  Not Amended

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                               Not Amended

PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.                             Not Amended

  ITEM 6. SELECTED FINANCIAL DATA                                                                            Not Amended

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS              Not Amended

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                        Not Amended

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE               Not Amended

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                         Not Amended
         ITEM 11. EXECUTIVE COMPENSATION                                                                     Not Amended
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                             Not Amended
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                             Not Amended

PART IV
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                            Not Amended

         SIGNATURES

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


         With respect to Category II and Category III properties, at such time as URI shall apply for a mining permit with respect to any such properties Santa Fe has the right to put the remaining mineral interests owned by it (excluding coal) to the Company at a price of $200 per acre for any acreage in any section which is covered by the mining application. The acreage price shall be increased by the same percentage as the percentage increase in the price of uranium on the date of such application over $15.80 per pound. URI has the option to purchase at any time the entire mineral estates (excluding coal) on such properties on the same terms. Santa Fe is obligated to compensate URI in the event that title to uranium or mineral interest on certain of the properties which were obtained from Santa Fe should fail.


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

POTENTIAL ADVERSE EFFECT OF FEDERAL AND STATE REGULATIONS

         The development and production of uranium is subject to extensive governmental regulations that materially affect the economics of the Company's operations and the timing of project development. To produce uranium, the Company must secure and maintain multiple permits, obtain adequate water rights and comply with extensive federal, state and potential tribal regulations for environmental protection, including regulations relating to air and water quality, the prevention of groundwater contamination, the reclamation and restoration of wellfield aquifers and the treatment, transportation and disposal of liquid and/or byproduct material and solid wastes generated by the Company's uranium mining and processing activities. To date, the Company's operations have not been materially and adversely affected by the inability to obtain or maintain required permits or water rights, or by any groundwater contamination or the disposal of waste or byproduct material. However, should the Company be unable to obtain or maintain permits or water rights for development of its properties or otherwise fail to adequately handle future environmental issues, the Company's operations could be materially and adversely affected by expenditures or delays in the Company's ability to initiate or continue production at its properties.

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

         The Company is required to provide financial surety to state environmental agencies for plugging wells, groundwater restoration and site decommissioning, decontamination and reclamation. The Company estimates that its current restoration, decommissioning, decontamination and reclamation costs are approximately $3.7 million, which amount the Company has accrued as a liability on its financial statements. The Company satisfied its financial surety requirements imposed by environmental regulators with surety bonds totalling approximately $5.6 million at December 31, 1996, one-half of which is collateralized by the Company with cash. The Company anticipates that its future financial surety requirements will increase significantly as production from the Company's producing sites continues and as future development and production occurs at additional sites in Texas and New Mexico. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. There can be no assurance that the Company will have sufficient capital to meet these future financial surety obligations.

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

NEED TO REPLACE RESERVES

         The Company's producing uranium mines are, in general, characterized by a series of individual wellfields that produce at differing declining production rates. Each wellfield's production decline rate depends on ore reserve characteristics, and, in the case of the Company, varies from a steep decline rate of six months, to a relatively slow production decline rate of eighteen months. The Company's future uranium reserves and production, and therefore cash flow and income, are highly dependent upon the Company's level of success in exploiting its current reserves and acquiring or developing additional reserves. Reserves at the Company's currently producing sites are expected to be depleted in 1999, although there is the potential for developing additional wellfields at Kingsville Dome. There can be no assurance that the Company's development properties will be placed into production or that the Company will be able to continue to find and develop or acquire reserves.

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

URANIUM PRICE VOLATILITY

         The Company's earnings are dependent on the price of uranium, which is determined primarily by global supply and demand and by the relationship of that price to the Company's costs of production. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond the Company's control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. Certain of the Company's current long and medium-term contracts have pricing mechanisms related to spot market prices. In recent year's, prior to 1996, imports of uranium, including imports of uranium from the CIS, have resulted in significant downward pressure on uranium prices.

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


Date:  August 20, 1997



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



Signature                                                   Date
---------                                                   ----

  /s/  Paul K. Willmott                                     August 20, 1997
-----------------------------------------------------
Paul K. Willmott,
Director, President and Chief Executive Officer

  /s/  Thomas H. Ehrlich                                    August 20, 1997
-----------------------------------------------------
Thomas H. Ehrlich,
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

  /s/  Leland O. Erdahl                                     August 20, 1997
-----------------------------------------------------
Leland O. Erdahl, Director

  /s/  George R. Ireland                                    August 20, 1997
-----------------------------------------------------
George R. Ireland, Director

  /s/  James B. Tompkins                                    August 20, 1997
-----------------------------------------------------
James B. Tompkins, Director


                                 EXHIBIT INDEX



Exhibit
Number            Description
------            -----------
 3.1              Restated Certificate of Incorporation of the Company, as amended.(2)

 3.2*             Restated Bylaws of the Company (filed with the Company's Form S-3
                  Registration No. 333-17875 on December 16, 1996).

 4.1              Registration Rights Agreement dated March 25, 1997 between the
                  Company and Santa Fe Pacific Gold Corporation.(2)

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

10.16             Loan Agreement entered into June 18, 1996 by and between Lindner Dividend
                  Fund and the Company.(2)

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

10.20             Stock Exchange Agreement and Plan of Reorganization dated as of March 25,
                  1997.(2)

10.21             License to Explore and Option to Purchase dated March 21, 1997 between
                  Sante Fe Pacific Gold Corporation and Uranco, Inc.(1)

21.1              Subsidiaries of the Company.(2)

23.1              Consent of Arthur Andersen LLP.(2)

27                Financial Data Schedule.(2)

         *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

         (1)Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

         (2)Previously filed.