Form 10-Q
period 1997-09-30
URANIUM RESOURCES INC /DE/
filed 1997-11-14
CIK 839470

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

              For the quarterly period ended September 30, 1997 or

      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

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

     Common Stock, $.001 par value          12,053,027 as of  November 10, 1997



--------------------------------------------------------------------------------

                            URANIUM RESOURCES, INC.
                   1997 SECOND QUARTERLY REPORT ON FORM 10-Q


                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


     Item 1.  Financial Statements

                       Consolidated Balance Sheets -
                           September 30, 1997 (Unaudited) and
                           December 31, 1996                                3

                       Consolidated Statements of Operations -
                           Nine Months and Three Months Ended
                           September 30, 1997 and 1996 (Unaudited)          5

                       Consolidated Statements of Cash Flows -
                           Nine Months Ended September 30, 1997
                           and 1996 (Unaudited)                             6

                       Notes to Consolidated Financial
                           Statements - September 30, 1997 (Unaudited)      7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7


PART II -- OTHER INFORMATION                                               12


SIGNATURES                                                                 13


INDEX TO EXHIBITS                                                         E-1


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (NOTE 1)

                                     ASSETS


                                                 September 30,    December 31,
                                                 -------------    ------------
                                                    1997             1996
                                                 -------------    ------------
                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                     $  1,095,567    $ 16,934,276
   Short-term investment:
        Certificate of deposit, restricted          3,220,132       2,779,840
   Receivables, net                                 5,925,981       1,829,539
   Uranium inventory                                1,171,735       3,575,285
   Materials and supplies inventory                    78,371          88,483
   Prepaid and other current assets                   280,689         239,435
                                                 ------------    ------------
        Total current assets                       11,772,475      25,446,858
                                                 ------------    ------------

Property, plant and equipment, at cost:
   Uranium properties                              90,831,648      71,364,561
   Other property, plant and equipment                567,975         546,985
   Less-accumulated depreciation and depletion    (33,903,613)    (29,335,818)
                                                 ------------    ------------
        Net property, plant and equipment          57,496,010      42,575,728

Other assets                                          666,097         771,084
                                                 ------------    ------------
                                                 $ 69,934,582    $ 68,793,670
                                                 ============    ============



               The accompanying notes to financial statements are
             an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                           September 30,    December 31,
                                                           -------------    ------------
                                                                1997            1996
                                                           -------------    ------------
Current liabilities:
   Accounts payable                                         $  3,189,382    $  2,201,145
   Notes payable                                                      --       5,440,000
   Accrued interest payable                                      102,479         185,186
   Current portion of long-term debt                           6,004,000         730,074
   Royalties payable                                             720,398         746,113
   Current portion of restoration reserve                        350,000         368,000
   Other accrued liabilities                                     543,272         507,117
                                                            ------------    ------------
        Total current liabilities                             10,909,531      10,177,635
                                                            ------------    ------------

Other long-term liabilities and deferred credits               4,680,323       4,279,289

Long-term debt, less current portion                             459,144       6,407,054

Deferred federal income taxes                                  2,247,000       2,633,000

Shareholders' equity:
        Common stock, $.001 par value, shares authorized:
        25,000,000 shares issued and outstanding
        (net of treasury shares):  1997 - 12,037,527;
        1996 - 10,813,027                                         12,190          10,966

        Paid-in capital                                       40,176,804      32,290,630
        Retained earnings                                     11,459,008      13,004,514
        Less:  Treasury stock (152,500 shares), at cost           (9,418)         (9,418)
                                                            ------------    ------------
             Total shareholders' equity                       51,638,584      45,296,692
                                                            ------------    ------------
                                                            $ 69,934,582    $ 68,793,670
                                                            ============    ============



               The accompanying notes to financial statements are
             an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (NOTE 1)
                                   (UNAUDITED)

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                               ----------------------------    ----------------------------
                                                                   1997           1996             1997            1996
                                                               ------------    ------------    ------------    ------------
Revenues:
   Uranium sales -
        Produced uranium                                       $  5,297,730    $  6,575,673    $ 12,278,910    $ 13,361,203
        Purchased uranium                                         4,201,550       4,494,000       4,204,963       5,479,167
                                                               ------------    ------------    ------------    ------------
          Uranium sales                                           9,499,280      11,069,673      16,483,873      18,840,370

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                          3,505,489       3,565,500       3,505,489       4,151,094
        Royalties                                                   292,977         514,823         683,525         949,597
        Operating expenses                                        3,156,980       1,801,669       5,645,615       3,692,830
        Provision for restoration and reclamation costs             424,840         738,637         864,343       1,150,930
        Depreciation and depletion                                2,926,816       3,335,886       6,261,738       5,759,369
                                                               ------------    ------------    ------------    ------------
          Total cost of uranium sales                            10,307,102       9,956,515      16,960,710      15,703,820
                                                               ------------    ------------    ------------    ------------

   Earnings (loss) from operations before corporate expenses       (807,822)      1,113,158        (476,837)      3,136,550

   Corporate expenses -
        General and administrative                                  744,313         716,601       2,236,225       2,243,929
        Depreciation                                                  5,749           5,136          17,410          15,442
                                                               ------------    ------------    ------------    ------------
          Total corporate expenses                                  750,062         721,737       2,253,635       2,259,371
                                                               ------------    ------------    ------------    ------------
Earnings (loss) from operations                                  (1,557,884)        391,421      (2,730,472)        877,179

Other income (expense):
        Interest expense, net of capitalized interest               (34,391)       (182,022)       (134,013)       (418,836)
        Interest and other income, net                               75,462          39,622         932,754         162,741
                                                               ------------    ------------    ------------    ------------
          Total other income (expense)                               41,071        (142,400)        798,741        (256,095)
                                                               ------------    ------------    ------------    ------------
Earnings (loss) before federal income taxes                      (1,516,813)        249,021      (1,931,731)        621,084

Federal income tax expense (benefit):
   Current                                                               --              --            (225)             --
   Deferred                                                        (303,000)         50,000        (386,000)        124,000
                                                               ------------    ------------    ------------    ------------
Net earnings (loss)                                            $ (1,213,813)   $    199,021    $ (1,545,506)   $    497,084
                                                               ============    ============    ============    ============

Net earnings (loss) per common share and
  common equivalent                                            $      (0.10)   $       0.02    $      (0.13)   $       0.05
                                                               ============    ============    ============    ============

Weighted average common shares and common
   equivalent shares per share data
    Primary                                                      12,028,288      10,068,333      11,661,904      10,023,608
                                                               ============    ============    ============    ============
    Fully Diluted                                                12,028,288      10,084,993      11,661,904      10,046,838
                                                               ============    ============    ============    ============


               The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (NOTE 1)
                                   (UNAUDITED)

                                                                              September 30,
                                                                      ------------------------------
                                                                          1997              1996
                                                                      ------------      ------------
Cash flows from operations:
   Net earnings (loss)                                                $ (1,545,506)     $    497,084
   Reconciliation of net earnings to cash provided by operations-
        Provision for restoration and reclamation costs                    864,343         1,150,930
        Depreciation and depletion                                       6,279,148         5,774,811
        Provision (credit) for deferred income taxes                      (386,000)          124,000
        Decrease in restoration and reclamation accrual                   (292,443)         (375,221)
        Other non-cash items, net                                           69,966           267,135
                                                                      ------------      ------------
Cash flow provided by operations, before changes in
   operating working capital items                                       4,989,508         7,438,739
Effect of changes in operating working capital items-
   Increase in receivables                                              (4,096,442)       (4,588,687)
   Increase (decrease) in inventories                                      478,976          (478,222)
   Increase in prepaid and other current assets                           (357,758)         (350,634)
   Increase in payables and accrued liabilities                            958,916         1,705,519
                                                                      ------------      ------------

Net cash provided by operations                                          1,973,200         3,726,715
                                                                      ------------      ------------

Investing activities:
   Increase in investments                                                (440,292)       (1,973,398)
   Additions to property, plant and equipment -
        Kingsville Dome                                                 (7,241,321)       (4,872,161)
        Rosita                                                          (1,896,291)       (1,628,929)
        Alta Mesa                                                         (210,157)       (4,207,633)
        Churchrock                                                        (607,060)         (385,907)
        Crownpoint                                                        (845,732)         (528,605)
        Other property                                                    (466,991)         (178,982)
   Increase in other assets                                                (20,472)          (96,260)
                                                                      ------------      ------------

Net cash used in investing activities                                  (11,728,316)      (13,871,875)
                                                                      ------------      ------------

Financing activities:
   Payments and refinancings of principal                               (6,170,992)       (3,715,869)
   Proceeds from other borrowings                                               --         9,429,000
   Issuance of common stock and warrants, net                               87,399           633,339
                                                                      ------------      ------------

Net cash provided by (used in) financing activities                     (6,083,593)        6,346,470
                                                                      ------------      ------------

Net decrease in cash and cash equivalents                              (15,838,709)       (3,798,690)
Cash and cash equivalents, beginning of period                          16,934,276         4,715,942
                                                                      ------------      ------------

Cash and cash equivalents, end of period                              $  1,095,567      $    917,252
                                                                      ============      ============



               The accompanying notes to financial statements are an integral part of these consolidated statements.

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1997.


2.   URANIUM PROPERTIES


     On March 25, 1997, the Company completed the acquisition of certain uranium mineral interests in New Mexico from Santa Fe Pacific Gold Corporation in exchange for 1,200,000 shares of the Company's common stock and a commitment to expend certain amounts on exploration. The mineral interests acquired cover approximately 500,000 acres and include approximately 14.7 million pounds of proven in-place uranium reserves on 37,000 acres of the property on which it acquired the entire mineral estate (excluding coal). Also included in the 500,000 acres is the fee interest in uranium on approximately 140,000 acres and the exclusive uranium exploration rights for 17 years on approximately 346,000 acres.


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

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

     For the quarter ended September 30, 1997, the Company's cash and cash equivalents were $1,096,000, a decrease of $2,761,000 for the three month period. In comparison, cash and cash equivalents in the third quarter of 1996 decreased by $588,000. Cash and cash equivalents decreased by $15,839,000 for the nine months ended September 30, 1997 compared to a decrease of $3,799,000 for the same period in 1996. The Company's uranium operations generated cash flow from operations of $1,839,000 for the quarter ended September 30, 1997, in comparison to a cash flow from operations in the same period in 1996 of $2,853,000. Net cash provided by uranium operations for the nine months ended September 30, 1997 was $1,973,000 compared to cash flow from operations of $3,727,000 for the same period in 1996. The Company's net working capital at September 30, 1997 was $863,000 and included $6.0 million from the current portion of long-term debt from a convertible debenture issued in May 1995 (exercise price $4.00 per share). The convertible debenture is scheduled to mature under its original terms in May 1998.

Investing Cash Flows

     South Texas Producing Properties

     During the nine months ending September 30, 1997, development expenditures totaling $7,241,000 and $1,896,000 were incurred at the Company's Kingsville Dome and Rosita sites, respectively. Expenditures to be incurred for the remainder of 1997 at Kingsville Dome and Rosita are expected to be approximately $3,100,000 and $1,100,000, respectively. These costs will be incurred primarily for additional wellfield capital and operations at both locations. In the fourth quarter of 1997, the Company projects to begin pre-restoration on its original wellfield at Kingsville Dome (PAA #1). The Company expects to begin full restoration in PAA #1 in the first quarter of 1998 once mining operations have begun in its next production area (PAA #3). The Company expects to fund its 1997 operating and capital expenditures at its Kingsville Dome and Rosita projects from cash on hand, sales proceeds under 1997 uranium deliveries and through existing financing arrangements.

     The capital expenditures projected for the remainder of 1997 at Kingsville Dome includes significant wellfield drilling and development activity in the Company's next production area (PAA #3). Prior to the commencement of mining in PAA #3, the Company must have regulatory approval from the Texas Natural Resources Conservation Commission (the "TNRCC"). Similar approval was required before mining operations could commence in the first two PAA's that are currently being operated at the Kingsville Dome site. As part of the TNRCC's process, there is the opportunity for parties affected by the proposed mining operations to request a public hearing. Several parties have requested a public hearing but the TNRCC has not determined if such a hearing will be granted. The public hearing process is a formal procedure which depending upon its scope, can take from approximately six months to two years to complete.

     While the Company does not believe the expansion of mining into PAA #3 should warrant a public hearing, there is the possibility that the TNRCC may hold a public hearing. Should a public hearing be held, this could delay the Company's ability to begin production from this next production area. The Company had projected to begin mining in PAA #3 early in the first quarter of 1998. A delay in the Company's ability to begin mining from PAA #3 may require it to continue its mining operations in its current wellfields longer than previously planned. This could result in less efficient production output and higher production costs than were previously projected and could adversely impact the cashflow and operating results of the Company in 1998.



     South Texas Development Properties

     In June 1996, the Company acquired the rights to a significant uranium deposit in South Texas known as the Alta Mesa project. The Company spent $4,000,000 to acquire the uranium rights to the property which is estimated to contain approximately 6.2 million pounds of in-place proven and probable reserves. Capital expenditures incurred on the Alta Mesa project for the nine months ended September 30, 1997 were approximately $210,000 and were related primarily to permitting and licensing activities. Additional capital costs for permitting, licensing and land holding costs on Alta Mesa are expected to be approximately $350,000 for the remainder of 1997. The Company projects to commence with plant and wellfield activities in 1998 provided the necessary regulatory permits and licenses are secured. Progress towards fulfilling the regulatory requirements is continuing but the timing of actual construction and wellfield development is being evaluated with respect to the economic assessment of the project when compared to the current uranium market prices (spot price of $12.75 at November 4, 1997), the ability of the Company to secure the requisite capital for the project and the Company's current and prospective contracted sales portfolios.

     The initial funds to acquire the rights to the Alta Mesa property were obtained through a one-year $4.0 million note from the Lindner Dividend Fund. This note was repaid in January 1997.

     At the Company's Vasquez project, plant and wellfield activities are projected to begin in 1998 provided permitting and licensing are completed. The Company is investigating the options for accelerating development activity at Vasquez to maintain its South Texas production levels in the event the TNRCC holds a public hearing on the expansion of mining on PAA #3 at Kingsville Dome. In the event that production activity at Vasquez is not utilized to replace production from PAA #3 at Kingsville Dome, the timing of mining at this project will be evaluated based on the economic assessment of the project compared to the uranium market prices, the Company's ability to secure capital for the project, and the Company's current and prospective contracted sales portfolios.

     New Mexico Development Properties

     Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $1,453,000 for the nine months ending September 30, 1997 and expenditures for these activities are expected to amount to approximately $250,000 for the remainder of 1997. The Company anticipated expenditures for plant and wellfield activities at the Churchrock project to begin in 1998 or 1999 provided the necessary regulatory permits and licenses are obtained. Progress towards fulfilling the regulatory requirements is continuing but the timing of actual construction and wellfield development is being evaluated with respect to the economic assessment of the project when compared to the current uranium market prices, the Company's ability to secure capital for the project, and the Company's current and prospective contracted sales portfolios. Capital requirements for 1997 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing.

Financing Cash Flows

     In July 1997, the Company renewed its revolving credit facility with NationsBank of Texas, N.A. The amount of available credit was increased from $3.0 million to $5.0 million and was extended for an additional two years. This facility is secured by the Company's uranium inventory and receivables from its uranium sales. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Repayments under this facility amounted to $1,440,000 in the nine months ending September 30, 1997.

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

     The Company was obligated to pay a production payment royalty of $1.00 per pound on the first three million pounds of uranium produced and sold from either Kingsville Dome or Rosita. The Company made the final payment of approximately $730,000 on this obligation in January 1997.

     In the first nine months of 1997 the Company generated $87,000 from the issuance of 25,500 shares of common stock associated with the exercise of certain stock warrants. In the same period in 1996, approximately $633,000 was generated from the issuance of approximately 167,000 shares of common stock upon the exercise of certain stock options.



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


Three Months and Nine Months Ended September 30, 1997 and 1996

     The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                  September 30,
                                           ------------------------        -------------------------
                                             1997            1996            1997            1996
                                           -------          -------        -------         ---------
                                                (In thousands)                 (In thousands)
Uranium sales revenue(1)                   $ 9,499          $11,070        $16,484         $  18,840
Total pounds delivered                         730              869          1,165             1,358
Average sales price/pound(2)               $ 14.62          $ 15.67        $ 15.30         $   15.78
Pounds produced                                165              411            588             1,025
Pounds purchased                               415              390            415               439
Average cost of purchased pounds           $  9.93          $  9.14        $  9.93         $    9.46
Average cost of produced pounds sold       $ 17.17          $ 11.79        $ 15.66         $   10.93
Average cost of purchased pounds sold      $  9.86          $  9.14        $  9.86         $    9.46



     (1) Revenues for the three and nine months ended September 30, 1997 include approximately $2.8 million for the sales of Russian uranium sold under the matched sales Amendment. The same periods in 1996 include approximately $4.5 million in revenue from sales of similar Russian material.

     (2) Average sales price does not include the sale of Russian material which is considered as a "pass through" sale under the matched sales Amendment.

     Revenue from uranium sales in the third quarter of 1997 decreased by $1,570,000 from the same period in 1996. This difference resulted from a decrease in deliveries of approximately 139,000 pounds and lower average sales prices for the quarter ended September 30, 1997 compared to the same quarter in 1996.

     Revenue from uranium sales in the first nine months of 1997 decreased by $2,356,000 from 1996 levels. This reduction resulted from approximately 193,000 fewer pounds delivered this year compared to 1996. The Company's 1997 contract portfolio includes contracts with sales prices containing base price escalated contracts, market price related contracts and Russian matched sales contracts. This portfolio mix contrasts with the 1996 contract portfolio which consisted of only base price escalated contracts and Russian matched sales contracts. Changes in the market price of uranium can result in a significant impact on the average sales price received under the Company's sales contracts and on the Company's results of operations.

     Details of the cost of uranium sales were as follows:


                                                   Three Months Ended  Nine Months Ended
                                                     September 30,       September 30,
                                                   ------------------  -----------------
                                                    1997      1996      1997      1996
                                                   -------   --------  -------   -------
                                                     (In thousands)      (In thousands)
Cost of purchased uranium                          $ 3,505   $ 3,565   $ 3,505   $ 4,151
Royalties                                              293       515       684       950
Operating expenses                                   3,157     1,802     5,646     3,693
Provision for restoration and reclamation costs        425       739       864     1,151
Depreciation and depletion of uranium properties     2,927     3,336     6,262     5,789
                                                   -------   -------   -------   -------
Total cost of uranium sales                        $10,307   $ 9,957   $16,961   $15,704
                                                   =======   =======   =======   =======





     During the first nine months of 1997, and more specifically the second and third quarters, the Company experienced certain severe production challenges associated with weather, operating techniques and subsurface geochemical conditions. As a result, the Company produced only 165,000 pounds of uranium from the Rosita and Kingsville Dome facilities in the three months ending September 30, 1997, compared to 411,000 pounds in the same quarter of 1996. For the nine month period ending September 30, 1997, the Company produced 588,000 pounds compared to 1,025,000 pounds in the same period during 1996.

     The reduced production output for both the quarter and the nine months ended September 30, 1997 resulted in per pound production costs which increased significantly compared to 1996. Adverse wet weather conditions submerged a majority of the production areas and resulted in the loss of over 30 days of development and production drilling during the second quarter of 1997 alone. This inability to drill and develop new production areas was a major factor in the downturn in third quarter production. During the first nine months of 1997, the Company experienced inefficiencies related to operating and management techniques coupled with operating constraints resulting from plant design. During the second and third quarter of 1997, the Company reorganized its operating group and redesigned certain plant and wellfield systems to address these inefficiencies and to facilitate future operations. The Rosita facility was downsized in June 1997 in order to concentrate on maximizing production from its newest wellfield (wellfield #7), while strategically continuing to produce from those wellfields that are in the latter stages of their production decline curves. Staffing at Rosita was reduced during this period from 47 employees to 20.

     At both operating facilities, decreased production from the leach fields relating to water quality has forced the Company to undertake certain redesign of the facilities in order to mitigate the chemical effects of the continuously recycled ground water . During the second quarter, a temporary partial shutdown of the Rosita facility was undertaken to effect these changes. The Kingsville Dome facility underwent a three-day shutdown in July 1997 to re-pipe the facility to allow new wellfields to be mined primarily with the groundwater native to each wellfield. During the transition to the new operating techniques, the Company saw lower production levels and correspondingly higher per pound production costs in the second and third quarter of 1997. However, production levels in October 1997 have demonstrated positive results from these changes. Production from the Kingsville Dome and Rosita projects for the remainder of 1997 is expected to approximate the Company's remaining delivery obligations.

     Operating expenses attributable directly to the sale of Kingsville Dome and Rosita produced pounds totaled $5,646,000 ($6.98 per pound) in the first nine months of 1997 compared to $3,401,000 ($3.70 per pound) for produced pounds that were sold in the same period in 1996. The increases in the per pound operating costs for the third quarter and the nine months ended September 30, 1997 resulted primarily from the decreased production experienced in those periods compared to the same periods in 1996. The fixed operating costs incurred in connection with the lower production levels resulted in a higher per pound absorption of these costs over the reduced production volume. Total operating expenses and depreciation and depletion in the first nine months ended September 30, 1996 also include $313,000 in standby costs for the Kingsville Dome facility. Such standby costs were recorded as direct charges to operations.

     The provision for restoration and reclamation in the first nine months ended September 30, 1997 consists of $765,000 ($0.95 per pound) for production sold during 1997 and $99,700 for costs associated with reclamation activities related to the Benavides and Bruni projects (previous mining locations). The provision for restoration and reclamation in the nine months ended September 30, 1996 consists of the provision for production sold of $864,000 ($0.94 per pound) and $287,000 for costs associated with reclamation activities related to the Benavides project.

     The depreciation and depletion provision for the first nine months ended September 30, 1997 consisted of $6,262,000 ($7.74 per pound) for Rosita and Kingsville Dome production sold. The depreciation and depletion provision in the same period of 1996 consisted of $5,781,000 ($6.29 per pound) for production sold and Kingsville Dome depreciation while on standby of $21,000.

     Royalties in the first nine months of 1997 totaled $684,000 compared to $950,000 in 1996. The decrease in 1997 is directly attributable to the reduction in sales of produced uranium and a lower spot market price compared to 1996.

     The average cost of uranium purchases made in the first nine months of 1997 was $9.93 compared to $9.46 for the same period in 1996. Total deliveries in the first nine months of 1997 consisted of 355,000 purchased pounds, at an average cost per pound of $9.86, and 809,000 produced pounds at an average cost per pound of $15.66. During the same period in 1996, the Company delivered 439,000 purchased pounds, at an average cost per pound of $9.46 and 920,000 produced pounds at an average cost of $10.93 per pound.

     Corporate expenses consisting of general and administrative ("G&A") expenses were comparable in the first nine months of 1997 ($2,254,000) to the first nine months of 1996 ($2,259,000).

     Total interest costs, net of capitalized amounts decreased to $134,000 in the first nine months of 1997 from $419,000 in the first nine months of 1996. This decrease resulted from the repayment of the additional $4.0 million borrowed in June 1996 to finance the purchase of the Alta Mesa property and because of advances received under the Company's credit facility in 1996.

     Total other income for the first nine months of 1997 increased by $770,000 from the same period in 1996. This increase resulted from the settlement in June 1997 of the Company's lawsuit against The Professional Bank of Denver, Colorado ($575,000) and an increase in interest income ($195,000) for the nine months. The higher interest income resulted from higher average available cash and investment balances which were generated from the Company's equity placement in December 1996.

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



                                            URANIUM RESOURCES, INC.







Dated:  November 14, 1997                   By: /S/   Paul K. Willmott
                                               -------------------------
                                               Paul K. Willmott
                                               Director, President and
                                               Chief Executive Officer









Dated:  November 14, 1997                   By: /S/   Thomas H. Ehrlich
                                               --------------------------
                                               Thomas H. Ehrlich
                                               Vice President - Finance and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT           DESCRIPTION
-------           -----------
  27         FINANCIAL DATA SCHEDULE
