Form 10-K
period 1997-12-31
URANIUM RESOURCES INC /DE/
filed 1998-03-31
CIK 839470

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

         For the fiscal year ended December 31, 1997 or

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

                    Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates at March 24, 1998 was approximately $19,743,168.

Number of shares of Common Stock outstanding as of March 24, 1998: 12,053,027 shares.

                      Documents Incorporated by Reference:

                     Document                                 Location in 10-K
                     --------                                 ----------------
Proxy Statement for 1998 Annual Meeting of Stockholders           Part III


================================================================================

                            URANIUM RESOURCES, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

  ITEM 1. BUSINESS.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     The Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
       General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
       Business Strategy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
       Marketing Strategy/Uranium Sales Contracts   . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
       Reserves   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
       The ISL Mining Process   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
       Environmental Considerations and Permitting; Water Rights  . . . . . . . . . . . . . . . . . . . . 6
     The Uranium Industry . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
       General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
       Market Price Formation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
       Sources of Supply  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
       Required Primary Production  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
       Uranium Prices   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
       Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

  ITEM 2. PROPERTIES.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
       South Texas Producing Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
       South Texas Development Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
       New Mexico Development Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
       Santa Fe Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
       Reclaimed Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
       Reclamation and Restoration Costs and Bonding Requirements   . . . . . . . . . . . . . . . . . .  19

  ITEM 3. LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
       Longoria   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
       ProBank  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
       Benton Bankruptcy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  . . . . . . . . . . . . . . . . . . . .  21

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.  . . . . . . . . . . .  29
       Market Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
       Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
       Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

  ITEM 6. SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   . . .  32
       Forward Looking Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
       Capital Resources and Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
       Environmental Aspects  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
       Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . .  38

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38


PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . .  39
         ITEM 11. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . .  39
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . .  39

PART IV   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . .  39

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

         Index to Consolidated Financial Statements,
         Auditors' Report, Financial Statements
         and Supplemental Data                                                                F-1 to F-22

         Index to Exhibits                                                                    E-1 to E-3

                            URANIUM RESOURCES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     PART I

         The "Company" or "Registrant" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to management's expectations regarding the Company's reserve base, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 22.

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

         In anticipation of the firming and increase in the spot price of uranium, in mid 1994 the Company began plans for the resumption of production at its Rosita and Kingsville Dome properties. In June 1995 production was recommenced at the Rosita property and preproduction activities were begun at the Kingsville Dome property with production established in March 1996. Since the re-establishment of production and through December 1997 the Company has produced approximately 1.3 million pounds from Rosita and 1.5 million pounds from Kingsville Dome at average production costs of $11.90 and $13.65 per pound, respectively. During 1997 the Company produced 640,000 pounds from Kingsville Dome at an average cost of $15.47 and production from Rosita was 230,000 pounds at an average cost of $16.92.

         Generally, the Company sells uranium to electric utilities under long-term contracts that provide for minimum prices which escalate with
inflation.  See "-Marketing Strategy/Uranium Sales Contracts."   It is the only
publicly-owned uranium production company in the United States whose activities exclusively involve the commercial ISL production of uranium.

         As of February 28, 1998, the Company had 115 employees, including its professional staff consisting of 10 geologists, 6 engineers, one chemist, two landmen and two certified public accountants. To support its production, exploration and permitting activities, the Company maintains regional offices in Corpus Christi, Texas and in Albuquerque, New Mexico, and field offices at the Kingsville Dome site, the Rosita site and in Crownpoint, New Mexico.

BUSINESS STRATEGY

         During 1995, the Company developed and began the implementation of a multi-phase strategy to exploit its existing production base and technical expertise and to identify, acquire, permit and develop additional ISL amenable uranium properties. The Company is implementing its strategy through (i) continued production at its existing production sites; (ii) making capital expenditures for property exploration, acquisition and development; (iii) permitting additional development sites; and (iv) reviewing opportunities to sell uranium outside the United States.

         After ceasing uranium production in the early 1990s because of depressed market prices, the Company resumed production at Rosita and Kingsville Dome in June 1995 and March 1996, respectively. During the period the Company was not producing uranium, it was able to purchase uranium to fulfill its existing contracts at a price lower than its cost of production. For the year ended December 31, 1997, the Company produced approximately 871,000 million pounds of uranium at an average cost of $15.85 per pound. The Company estimates that for 1997, its uranium production was approximately 15% of the total U.S. production and approximately 2% of the total Western World production.

         In June 1996, the Company acquired for $4 million (of which $1 million is recoverable against one-half of future royalties) a mineral lease on the Alta Mesa properties located in South Texas which are estimated by the Company to contain 6.2 million pounds of in-place proven and probable uranium reserves (estimated 4.0 million pounds recoverable).

         In March 1997, the Company acquired for exploration and development potential certain uranium mineral interests covering approximately 500,000 acres in northwestern New Mexico from Santa Fe Pacific Gold Corporation ("Santa Fe"). In this transaction, the Company issued 1.2 million shares of it's Common Stock and undertook a commitment to expend certain amounts on exploration. Approximately one-third of this acreage comprises uranium mineral rights and the remaining acreage comprises exploration rights with rights to purchase and develop any mineral interests found excluding coal. Included in the purchase was the acquisition of a previously existing royalty obligation from the Company to Santa Fe on certain properties that were leased from Santa Fe.

         The Company has two development projects in South Texas, Vasquez and Alta Mesa, both targeted to commence production in the latter part of 1998 or early 1999. The Company also has three development projects in two districts in New Mexico, the Churchrock district and the Crownpoint district. Permitting and licensing is in process at all such projects. Commencement of production at these properties is subject to timely permitting, the availability of sales contracts and the availability of capital.

MARKETING STRATEGY/URANIUM SALES CONTRACTS

Long-term contracts are a primary focus of the Company. Spot sales will be utilized to manage inventories and optimize revenues. The Company intends to use matched sales in amounts up to its available quotas through 2003 to maximize profitability. All contracts together will result in a portfolio that is targeted to provide upside market price participation while limiting down-side price risk.

         As of December 31, 1997, based on prices escalated in accordance with the contract terms through that date, the Company had long-term contracts for approximately $54,542,000 of future sales for deliveries through 2002, as compared with contracts for approximately $73,359,000 as of December 31, 1996, in each case excluding the revenue related to the sale of Russian uranium under the matched sale program. The Company's long-term sales contract portfolio includes a mix of various pricing terms. The Company has contracts that have a market-related price, with a price ceiling and price floor subject to escalation for between 80%-100% of future inflation. The Company also has contracts with fixed prices which are also subject to escalation for between 80%-100% of future inflation. One other contract is based upon 99% of market price without a floor or a ceiling.

         The following table provides information concerning the Company's long-term sales contracts from January 1, 1998 through 2002 (excluding the delivery of Russian uranium) with prices escalated through December 31, 1997 and using the December 31, 1997 spot price of uranium for the market price based contracts:


                               1998           1999           2000          2001         2002       Total
                             --------       --------        ------        ------       ------    --------
Number of customers                 8              5             4             3            2         N/A
Total long-term contracted
   Deliveries (thousands of
   Pounds)                      1,439            872           753           568          250       3,882
Total sales (thousands)       $21,517        $12,090       $10,033        $7,398       $3,504    $ 54,542
Average minimum sales
   Price per pound            $ 14.95        $ 13.86       $ 13.32        $13.04       $14.01    $  14.05

         For deliveries in periods subsequent to 1998, certain buyers have the option to adjust deliveries between 10% to 20%. In general, except for the options of the buyers to decrease deliveries by a specified percentage, and except for force majeure events, the buyers either must take delivery and pay for the entire amount contracted for or, if delivery is refused on any portion of the contract, pay to the Company the difference between the minimum contract price and the amount received by the Company upon the sale of the uranium to a third party. Certain of the contracts also provide the buyer with options to renew beyond the periods reflected in the table.

         Should any of the Company's customers be unable to perform its obligations to purchase and pay for the uranium because of force majeure or otherwise, this could have a material adverse effect on the Company's results of operations if the Company would not be able to sell such material under another long-term contract or in a spot market sale.

         A significant portion of the Company's contracted sales of uranium from January 1, 1998 through December 31, 2002 are represented by nine long-term contracts with eight different customers, three of which represented 18%, 15% and 13% of sales for the year ended December 31, 1997 and five of which represented 20%, 16%, 15%, 12% and 11% of sales for the year ended December 31, 1996.

         As of December 31, 1997, the Company had two outstanding long-term purchase contracts for Russian origin uranium totaling 90,000 pounds with deliveries in 1998. These contracts have a price escalation factor related to future inflation.

RESERVES

         The following table sets forth the Company's total in-place proven and probable uranium reserves as of December 31, 1997. The reserves are generally based on estimated recovery factors of 65%-75%, certain cut-off grades and a price of $16 per pound.

                                                      In-Place Reserves
                                                            As of                   Recoverable
                                                      December 31, 1997            Reserves as of
                           Producing (P) /      ------------------------------      December 31,
       Properties          Development (D)      Proven                Probable          1997
       ----------          ---------------      ------                --------          ----
                                                  (Amounts in thousands of pounds of U3O8)
Texas
     Kingsville Dome              P                1,053              2,212             2,607
     Rosita                       P                1,407                 --               914
     Vasquez                      D                2,248              1,439             2,397
     Alta Mesa                    D                4,346              1,863             4,036
New Mexico
     Churchrock
          Section 8               D                6,529                 --             4,244
          Section 17              D                3,451              4,992             5,488
          Mancos                  D                4,164                 --             2,707
     Crownpoint                   D               30,758              8,201            25,323
     Santa Fe                     D                1,418             13,306             9,571
                                                 -------             ------           -------
               TOTALS                             54,374             32,013            57,287
                                                 =======             ======           =======


         The foregoing table does not include approximately 27.0 million pounds of proved and probable in-place reserves (estimated 17.6 million pounds recoverable) contained on acreage adjoining the Crownpoint property for which the Company executed leases with the landowners in 1992. These leases are subject to ratification by the U.S. Bureau of Indian Affairs (the "BIA"). See
Item 2.  Properties - New Mexico Development Properties - Crownpoint District.

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

         An ISL project involves several major components:

         ORE BODY EVALUATION

         Ore bodies which are currently being mined by the ISL process are associated with groundwater saturated permeable sandstone formations typically located between 100 and 2,000 feet below the surface. The uranium ore is deposited in a roll front configuration where the groundwater passing through the sandstone passes from a natural oxidizing environment to a naturally occurring reducing environment. This change causes the dissolved uranium in the groundwater to become insoluble, and it then attaches to the grains of the sandstone. Some important factors in evaluating an ore body for the ISL process are permeability, the thickness of the ore zone, depth, size, grade of ore, shape of the ore body, nature of uranium mineralization, host rock mineralogy, and the hydrology. These factors are important in determining the design of the wellfield, the type and flow of the leaching solution, and the nature of the surface ISL facilities.

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

         URANIUM RECOVERY PROCESS

         The uranium recovery process consists of a lixiviant circuit, an elution/precipitation circuit and a drying and packaging process. The lixiviant circuit flows from the ore body, where the uranium is dissolved. The lixiviant stream is then circulated to an ion exchange column on the surface where uranium is extracted from the lixiviant by absorption onto the resin beads of the ion exchange columns. The lixiviant is then refortified and reinjected into the ore body. When the ion exchange column's resin beads are loaded with uranium, the loaded uranium is removed and placed into the elution circuit where the uranium is flushed with a salt water solution which precipitates the uranium from the beads. This leaves the uranium in a slurry, which is then dried and packaged for shipment as uranium powder.

         The Company has historically utilized a central plant for the ion exchange portion of the production process. In order to increase operating efficiency and reduce future capital expenditures, the Company began the design and development of wellfield-specific remote ion exchange methodology. Instead of piping the solutions for miles through large diameter pipe lines and mixing the waters of several wellfields together, each wellfield will be mined using a dedicated satellite ion exchange facility. This will allow for ion exchange to take place in the wellfield instead of at the central plant.

         Nominal design flow will be in the range of 1,200 gpm, about 25% of the design flow of the central plant at the Kingsville Dome project. Each of these units will consist of several ion-exchange columns and a resin transfer facility. When fully loaded with uranium, the resin will be transferred to a trailer and the resin trucked to the central plant for elution. After stripping the uranium from the resin, the resin will be transferred into the trailer and transported back to the satellite plant in the wellfield.

         These satellite facilities will allow each wellfield to be mined using its own native groundwater only, thus eliminating the problems associated with progressive buildup of dissolved solids in the groundwaters and enhancing mining efficiencies and uranium recoveries.

         WELLFIELD RESTORATION

         At the conclusion of mining, the mine site is decommissioned and decontaminated and the well-field is restored and reclaimed. Wellfield restoration involves returning the aquifer to a condition consistent with its pre-mining use and removing evidences of surface disturbance. The restoration of the wellfield can be accomplished by flushing the ore zone for a time with native ground water and/or using reverse osmosis to remove ions, minerals and salts to provide clean water for reinjection to flush the ore zone. Decommissioning and decontamination of the mine site entails decontamination, dismantling and removal for disposal or reuse of the structures, equipment and materials used at the site during the mining and restoration activities.

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

         In Texas, the radioactive materials license required for ISL uranium mining is granted by the Texas Department of Health ("TDH") and the UIC permits are granted by the Texas Natural Resource Conservation Commission ("TNRCC"). The TNRCC also regulates air quality and surface deposition or discharge of treated waste water associated with the ISL mining process. In order for a licensee to receive final release from further radioactive materials license obligations after all of its mining and post-mining clean-up has been completed, approval must be issued by the TDH along with concurrence from the NRC.

         In New Mexico, radioactive materials licensing is handled directly by the NRC, rather than by the State of New Mexico. Furthermore, depending upon whether a site located within New Mexico falls under state or Navajo Nation jurisdiction, the permitting of the UIC aspects of ISL mining may be conducted by either the New Mexico Environmental Department ("NMED") or the EPA or possibly both in case of jurisdictional conflict. The jurisdictional issue when raised as to any development property, could result in litigation between the state and the EPA, with the possibility of delays in the issuance of affected UIC permits.

         Water is essential to the ISL process. It is readily available in South Texas for the Company's operations and obtaining water rights is not required because water is subject to capture. In New Mexico the use of water rights is administered through the New Mexico State Engineer subject to Indian tribal jurisdictional claims as discussed below. Obtaining new water rights, and the transfer or change in use of existing water rights are carefully and strictly regulated by the State Engineer. The State Engineer may also grant an application for a "temporary water right" which will not establish a vested right but may provide a sufficient quantity of water to fulfill the applicant's needs. The State Engineer exercises jurisdiction over underground water basins with "reasonably ascertainable boundaries." Accordingly, new appropriations or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where the Company's properties are located, must be obtained by permit from the State Engineer. Applications are required to be published and are subject to hearing if protested. There are three criteria for decision, that the application: (1) not impair existing water rights, (2) not be contrary to the conservation of water within New Mexico, and (3) not be detrimental to the public welfare. Applications may be approved subject to conditions which govern exercise of the water rights. Appeals from decisions of the State Engineer are to the district court of the county in which the work or point of desired appropriation is situated and from there to the New Mexico Court of Appeals. Finally, jurisdiction over water rights may become an issue in New Mexico when an Indian nation, such as the Navajo Nation, objects to the State Engineer's authority to grant or transfer a water right or to award a temporary water right, claiming tribal jurisdiction over Indian country. This issue could result in litigation between the Indian nation and the state which may delay action on water right applications, and, depending on who prevails as to any particular property, could result in a requirement to make applications to the appropriate Indian nation and continuing jurisdiction by the Indian nation over use of the water. All of the foregoing issues arise to a greater or lesser extent in connection with the Company's New Mexico properties, as further described below.

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

THE URANIUM INDUSTRY

GENERAL

         The only significant commercial use for uranium is to fuel nuclear power plants for the generation of electricity. Nuclear plants generated approximately 17% of the world's electricity in 1996, up from less than 2% in 1970. According to the Uranium Institute ("UI"), through the year 2000 nuclear generating capacity is expected to grow at 1% per annum, primarily as a result of new reactor construction outside the United States and increased efficiencies of existing reactors. Prospects for growth beyond 2000 are good. Pressure to reduce greenhouse gases that are primarily caused by the burning of fossil fuels makes nuclear power generation an increasingly important energy source alternative to coal, oil or natural gas. In addition, new generation reactor designs are more standardized which could result in more predictable capital outlays, streamlined start up schedules and inherently safe operations.

         As of November 30, 1997, there were 364 nuclear reactors operating in the Western World, 106 of which are in the United States and another 32 under construction outside of the United States. Estimates for uranium consumption by Western World commercial reactors was approximately 142 million pounds of uranium in 1997 representing an increase of 51% over the rate of consumption recorded for 1987. Western World consumption is estimated to range between 135 to 150 million pounds annually during the next five years.

MARKET PRICE FORMATION

         1997 represented a volatile year in terms of price formation. At December 31, 1996, the spot price was $14.70 per pound compared to $12.05 per pound at December 31, 1997. The spot price recorded its low for the year of $10.20 at August 30, 1997 but rebounded $2.55 to $12.75 by November 30, 1997.

         During May of 1996, spot prices reached a high of $16.50 per pound, a level which had not been reached since December of 1987, but began a slow decline from August 1996 to its current level ($10.75 per pound at February 28, 1998). The first half of 1996 was characterized by increased utility demand together with relatively illiquid inventories. As prices approached their highs for the year, more inventory became available and demand became satisfied at lower prices.

         The heavy utility contracting in 1996 resulted in weakened contract demand during 1997 and thus weakening prices. (The volume of spot transactions world wide during the first quarter of 1997 was only 32% of that during the first quarter of 1996). In addition, aggressive selling by the Russian Executive Agent to fill portions of their allotted HEU derived uranium import quota led to a bottoming of prices in

August of 1997 of $10.20 per pound. Utility and producer demand entered at that time helping to fuel a quick recovery to $12.75 per pound at November 30, 1997.

         The majority of uranium is sold under long-term contracts. However, the spot price affects the price level at which such long-term contracts can be attained. In rising markets, base price escalated contracts are sought by buyers while spot price related term contracts have been their preference during declining markets.

SOURCES OF SUPPLY

         Western World production of uranium in 1996 reached 74 million pounds and is estimated to have increased to approximately 77 million pounds in 1997. Production at this level would represent approximately 54% of estimated consumption for that year. Since 1985 Western World consumption has outstripped Western World production by over 500 million pounds. This gap has been met through inventory drawdowns, imports of CIS uranium product and to a lesser extent, imports from China and former East Bloc countries. Liquidation of government stockpiles has also played a role since approximately 1995 and could be a more significant source of supply in the future.

         Inventory Drawdowns: From the early 1970's to 1980, the Western World uranium industry was characterized by increasing uranium production, fueled by overly optimistic projections of nuclear power growth. From 1970 to 1985, production exceeded consumption by approximately 500 million pounds. By the end of 1985, enough inventory had been amassed to fuel Western World reactor needs for over five years. In response, sales of excess inventory followed and prices declined from highs of above $40.00 per pound to below $8.00 per pound in 1991. As prices fell, Western World production was reduced dramatically from a high of 115 million pounds in 1980 to a low of 57 million pounds by 1994. As production fell, consumption increased quickening the pace of commercial inventory drawdown. Currently it is estimated that excess inventory levels (levels in excess of preferred inventories) are less than two years of forward reactor requirements. Preferred inventories are by nature, a function of policy and price. In rising markets, consumers tend to build inventories as a hedge and in falling markets, tend to reduce inventories thereby reducing carrying costs. Both actions tend to exacerbate price movements.

         CIS Imports: A rapid increase in the quantity of CIS imports beginning in the late 1980's significantly countered the effect of inventory drawdowns and led to the filing of an anti-dumping suit by the U.S. in late 1991. In October of 1992, suspension agreements were signed limiting CIS access to the U.S. market via strict quotas and anti- circumvention measures. Agreements with the primary uranium producing CIS republics remain in place through at least 2002.

         Amendment to Russian Suspension Agreement: On March 11, 1994, the suspension agreement with Russia was amended allowing for up to 43 million pounds of uranium to be imported into the U.S. over ten years, only if it is matched with an equal volume of newly produced U.S. uranium. Although this amendment may increase the supply of uranium to the U.S. market place, it has proven to be an important program for most domestic producers.

         CIS Production: Primary uranium production in Russia, Kazakhstan and Uzbekistan, the major CIS producing republics has declined steadily. In 1993, these republics produced a total of approximately 20 million pounds of uranium. By 1996, production had fallen to approximately 12.5 million pounds representing a 37% decline.

         Highly Enriched Uranium: In January of 1994, the U.S. and Russia entered into an Agreement (the "Russian HEU Agreement"), to convert highly enriched uranium ("HEU") derived from dismantling Russian nuclear weapons into low enriched uranium ("LEU"), suitable for use in nuclear power plants. At a projected maximum conversion rate for HEU, approximately 24 million pounds of uranium could be available to Western World markets on an annual basis.

        Legislative Disposition of HEU: In 1996, the U.S. Congress passed legislation in compliance with the suspension agreements which allows the converted HEU material to be sold in the U.S. market place at an annual rate not to exceed 2 million pounds in 1998 increasing gradually to 20 million pounds in 2009 and thereafter. At this maximum rate, HEU material could supply approximately 51% of annual U.S. reactor requirements projected for 2009. In addition, HEU is allowed to be used in the U.S. as a source of Russian uranium for matching sales without reducing maximum quotas allowed under the legislation. This legislation also sets forth the procedures/restrictions on sales of U.S. government stockpiles including previously purchased Russian HEU and LEU and natural uranium inventories. The controlled disposition of these government stockpiles is designed to mitigate any adverse impact on the domestic uranium industry as determined by the Secretary of the United States Department of Energy (the "DOE").

         Reprocessing: Reprocessing of spent nuclear fuel meets approximately 5-7 million pounds of Western World demand each year. This activity is primarily focused in Western Europe and Japan and it is not expected to increase significantly in the near future.

REQUIRED PRIMARY PRODUCTION

         Industry analysts expect annual Western World consumption to range between 135 million and 150 million pounds annually for the near future. The Company estimates that between 30 million and 40 million pounds of this demand could be filled by a combination of government stockpiles (including converted Russian and United States HEU and inventory sold by the DOE), and imports from CIS republics and former East Bloc countries. To achieve market equilibrium, primary production in the Western World will need to supply between 95 million and 120 million pounds on an annual basis subject to adjustments for any remaining excess inventory drawdown and limited uranium reprocessing. Production from existing facilities in the Western World however, is projected to decline from current levels of 77 million to approximately 57 million pounds by 2001 as existing reserves are depleted. New production therefore will have to be brought on line to fill the potential annual gap of between 38 million and 63 million pounds. The Company believes that higher prices will be needed to support the required investment in new, higher cost production as lower cost production reserves are depleted.

         The following table shows U.S. production and Western World production and consumption for the years presented.

                     PRODUCTION AND CONSUMPTION OF U3O8(1)
                           (Western World Countries)
                    (Amounts in millions of pounds of U3O8)

                                                                                        Total Western
                            Total U.S.           Total U.S.       Total Western World       World
         Year               Production           Consumption          Production          Consumption
         ----               ----------           -----------          ----------          -----------
         1979                  37.5                 20.5                 99.7                 46.6
         1980                  43.7                 18.8                 115.0                41.0
         1981                  38.5                 24.1                 114.9                59.9
         1982                  26.9                 24.3                 107.8                69.8
         1983                  21.2                 28.7                 96.2                 76.6
         1984                  14.9                 27.0                 101.0                78.4
         1985                  11.3                 33.7                 90.7                 91.1
         1986                  13.5                 34.9                 96.7                 97.9
         1987                  13.0                 33.7                 92.2                 93.8
         1988                  13.1                 39.9                 95.5                 108.2
         1989                  13.8                 38.0                 89.0                 104.3
         1990                   8.9                 44.2                 73.8                 114.0
         1991                   8.0                 44.8                 70.0                 128.4
         1992                   5.6                 45.2                 60.9                 123.3
         1993                   3.1                 44.2                 57.2                 130.8
         1994                   3.4                 40.4                 57.8                 135.7
         1995                   6.0                 51.1                 66.0                 128.6
         1996                   6.3                 45.5                 74.0                 138.7
         1997 (est.)            5.8                 53.1                 77.0                 142.1

----------
(1) Source: Industry - various publications of Department of Energy/Energy Information Administration ("DOE/EIA"), Trade Tech, UxCo, the Uranium Institute and Nuclear Assurance Corporation.


URANIUM PRICES

         Spot prices reflect the price at which uranium may be purchased for delivery within one year. Historically, spot prices have been more volatile than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, then declining to a low of $7.25 per pound in October 1991. The spot price per pound as of February 28, 1998 was $10.75.

         The following graph shows spot prices per pound from 1978 to December 31, 1997, as reported by Trade Tech.



                                    [GRAPH]


-------------
All prices beginning in 1993 represent the nonrestricted origin U(3)O(8) deliveries available to U.S. utilities. Trade Tech began reporting a two-tier price structure soon after the United States and certain Republics of the CIS agreed to import restrictions on uranium produced. The foregoing prices reflect those prices available to U.S. utility consumers.


COMPETITION

         The Company markets uranium to utilities in direct competition with supplies available from various sources worldwide. The Company competes primarily on the basis of price. The Company estimates that for 1997 its uranium production was approximately 15% of the total U.S. production and approximately 2% of the total Western World production.

ITEM 2. PROPERTIES.

SOUTH TEXAS PRODUCING PROPERTIES

         The Company currently has two producing properties which are located in South Texas, Rosita and Kingsville Dome. The following is a description of those properties.

KINGSVILLE DOME

         The Property. The Kingsville Dome property consists of mineral leases from private landowners (and a small portion owned in fee) on 3,068 gross (3,043 net) acres located in central Kleberg County, Texas. The leases provide for royalties based upon uranium sales. The leases have expiration dates ranging from February 1998 to 2007. With a few minor exceptions, all the leases contain shut-in royalty clauses which permit the Company to extend the leases not held by production by payment of a royalty.

         Reserves. As of December 31, 1997, the property contained approximately 3.3 million pounds of in-place proven and probable uranium reserves (estimated 2.6 million pounds recoverable).

         Production History. Initial production commenced in May 1988. In May 1989, due to the continuing decline in the spot price of uranium, the Company deferred development of the next wellfield, and the plant was shut-in in September 1990. Total production from May 1988 through September 1990 was approximately 1.5 million pounds.

         Wellfield development activities resumed in December 1995, and production commenced in March 1996. Production at Kingsville Dome was approximately 1.5 million pounds from recommencement of production in March 1996 through December 31, 1997 with 640,000 pounds produced in 1997.

         Further Development Potential. As part of the Company's ongoing production activities, it is engaged in significant development and exploration efforts at Kingsville Dome. Exploration is planned northwest of the current production area in 1998. The Company spent approximately $9.0 million in capital expenditures in 1997 and anticipates spending approximately $4.3 million in 1998 for plant capital, permitting, development and land holding costs.

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

         Restoration and Reclamation. Restoration of groundwater is planned to commence in early 1998. The Company anticipates spending approximately $430,000 in 1998 on such restoration activities.

ROSITA

         The Property. The Rosita property consists of mineral leases on 3,359 gross and net acres located in northeastern Duval County, Texas. All the leases, except minor leases, are held by production. The leases provide for royalties based upon uranium sales.

         Reserves. As of December 31, 1997, the property contained approximately 1.4 million pounds of in-place proven and probable uranium reserves (estimated 900,000 million pounds recoverable).

         Production History. The Company began initial production at Rosita in October 1990. Total production from Rosita for the eighteen months through March 31, 1992 was approximately 1.1 million pounds. In March 1992, due to depressed uranium prices, the Company shut-in production.

         Wellfield development activities resumed at Rosita in March 1995, and production recommenced in June 1995. From that date through December 31, 1997 approximately 1.3 million pounds were produced with 230,000 pounds produced in 1997.

         Further Development Potential. The Company estimates that there are approximately 900,000 pounds of uranium remaining to be produced from the Rosita project. The Company expects its existing reserves at Rosita to continue in production beyond 1999. The Company spent approximately $2.5 million for development activities, permitting and land holding costs in 1997 and projects expenditures of over $750,000 in 1998.

         Permitting Status. Radioactive materials licensing and UIC permit hearings for currently producing areas have been completed, and the necessary permits have been issued. Some minor amendments for further production within the permit area will be required as development proceeds. The term of the license and UIC permit is effectively open-ended.


         Restoration and Reclamation. The Company expects to commence initial groundwater restoration in early 1998 and expects to expend approximately $100,000 in 1998 on such activities.

SOUTH TEXAS DEVELOPMENT PROPERTIES

VASQUEZ

         The Property. The property consists of two mineral leases on 842 gross and net acres located in southwestern Duval County, Texas. One lease expires in January 1999, subject to extension for permitting delays, and the other lease expires in February 2000. The leases provide for royalties based on uranium sales. A potential conflict with respect to the mineral rights which had arisen on the Vasquez property regarding a party who owns 50% of the mineral estate has been substantially concluded and such party has disclaimed its interest in the uranium on this property. The Company leases are with the owner of both the surface of the land and 50% of the minerals. As a result of these leases, the Company has the right to mine 100% of the minerals on this property .

         Reserves. As of December 31, 1997, the property contained approximately 3.7 million pounds of in-place proven and probable uranium reserves (estimated 2.4 million pounds recoverable).

        Development Plan. Production is targeted to commence in late 1998 or early 1999. The Company spent approximately $400,000 in capital expenditures in 1997 and anticipates spending approximately $440,000 in 1998 for permitting, development and land holding costs. The Company anticipates having to demonstrate financial surety in connection with the commencement of production at this project which it expects to meet by posting a bond collaterized by cash in an amount equal to 50% of the bond.

         Permitting Status. All of the required permit applications have been completed and submitted to the TNRCC and the TDH. These applications are currently under review and the Company expects the permits to be in place in 1998.

ALTA MESA

         The Property. The Alta Mesa property consists of 4,575 gross and net acres located in Brooks County, Texas. The Company has a single mineral lease from the private mineral owner. The lease provides for a royalty based upon uranium sales and requires payment of minimum annual royalties if production does not begin by certain specified times. The Company made such a payment in 1997. The Company paid $4 million for the lease of which $1 million is recoverable against one-half of future royalties. The lease term ends in December 1999 unless production from the property commences by that date (subject to extension for permitting delays).

         Reserves. As of December 31, 1997, the property contained approximately 6.2 million pounds of in-place proven and probable reserves (estimated 4.0 million pounds recoverable).

         Development Plan. Construction of the plant and wellfields is projected to take eight months and is anticipated to begin in the fourth quarter of 1998 depending on the progress in licensing and permitting. The Company spent approximately $515,000 in 1997 for permitting and land holding costs and anticipates spending approximately $680,000 in 1998 for plant construction, permitting and development costs. The

Company anticipates having to demonstrate financial surety in connection with these activities which it expects to meet by posting a bond collaterized by cash in an amount equal to 50% of the bond.

         Permitting Status. The Company filed license applications in the fourth quarter of 1996 and anticipates having the final permits in place in the latter part of 1998.

NEW MEXICO DEVELOPMENT PROPERTIES

GENERAL

         The Company has various interests in properties located in the Churchrock and Crownpoint districts in New Mexico. As to these properties, the Company holds both patented and unpatented mining claims, mineral leases and some surface leases from private parties, the Navajo Nation and Navajo allottees. In addition, in March 1997, the Company acquired from Santa Fe certain uranium mineral interests and exploration rights for uranium on significant acreage in New Mexico, a small portion of which falls within the Churchrock district.

         In keeping with its overall corporate strategy, the Company's development plan for its New Mexico properties will proceed incrementally, subject to timely permitting, the availability of water rights, the availability of sales contracts and the availability of capital. The Company plans to develop the Churchrock district first and the Crownpoint district next.

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

         The NRC has finalized and completed the publication of the FEIS in the first quarter of 1997. The NRC issued an operating license in January 1998 which would allow operations to begin in the Churchrock district, however, the effective date of the license has been temporarily stayed pending a decision by the NRC. As a result of the current stay in place, there can be no assurance that the license will be maintained in its current form allowing the Company to proceed with its planned operations or that the NRC process will be concluded on a timely basis.

         UIC Permit. NMED has jurisdiction under the New Mexico Water Quality Act to regulate UIC activities within the State of New Mexico, and the New Mexico UIC program has received "primary enforcement responsibility" from the EPA under the federal SDWA. However, by the terms of regulations issued by the EPA and the primacy determination made for the State of New Mexico, New Mexico's UIC primacy does not extend to New Mexico's exercise of UIC regulation or permitting over facilities located on "Indian lands," a term whose geographic reach the EPA has defined as coextensive with that of "Indian country". Because even a permit issued by a state holding UIC primacy cannot suffice in lieu of a federal UIC permit issued under the SDWA unless the EPA issued a corresponding aquifer exemption or temporary aquifer designation, the EPA's opinion that a site lies within Indian country virtually compels a state UIC applicant to secure an EPA UIC permit for UIC activities to be conducted on such a site.

         In addition to the EPA's assertions, the Navajo Nation claims regulatory jurisdiction over a significant portion of the Company's New Mexico development properties. These claims subject the development of those properties within the area claimed as "Indian country" to further uncertainties, including a potential for delays in UIC permitting. For certain properties not permitted by the EPA at the time a Navajo regulatory program is promulgated and accepted by the EPA for a determination of primacy, the Company would then apply to the Navajo EPA for its UIC permits. Although a Navajo UIC program may adopt unique application, permitting, and enforcement procedures, it would, nonetheless, be required to impose virtually the same substantive requirements as the Company is prepared to satisfy under existing New Mexico and EPA UIC programs.

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

         In February 1998, the United States Supreme Court in Alaska v. Native Village of Venetie Tribal Government interpreted the terms "Indian country" and "dependent Indian Communities". Such interpretation stated that "Indian country" includes "all dependent Indian communities within the United States" and that such lands refer to a specific category of Indian lands that are not reservation nor allotted lands. Such lands must meet the following two criteria; (i) they must have been set aside by the Federal Government for the use of Indians as Indian land; and (ii) they must be under federal superintendence. On the basis of this ruling the Company believes that its private fee lands and federal claims positions in New Mexico may fall under the jurisdiction of the State of New Mexico for regulatory purposes.

         Water Rights. For general information on water rights in New Mexico, see "Business-Environmental Considerations and Permitting; Water Rights."

CHURCHROCK DISTRICT

         The Property. The Churchrock properties encompass 2,225 gross and net acres and include mineral leases, patented mining claims and unpatented mining claims. The properties are located in McKinley County, New Mexico, and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. The Company owns the mineral estate in fee for both Sections 17 and the Mancos properties. The surface estate on Section 17 is owned by the U.S. Government and held in trust for the Navajo Nation. The Company owns patented and unpatented mining claims on Section 8. The Company is obligated to pay certain royalties based on uranium sales. The unpatented claims currently require an annual payment of $100 per claim payable to the Bureau of Land Management to remain in full force and effect and are subject to certain overrides. On March 25, 1997, the Company acquired from Santa Fe, the fee mineral interests in Section 17 and Mancos thereby acquiring the position owned by the lessor and extinguished certain of the royalty obligations on those properties.

         Reserves.  As of December 31, 1997, Section 8 contained approximately
6.5 million pounds of in-place proven and probable uranium reserves (estimated
4.2 million pounds recoverable), Section 17 contained approximately 8.4 million pounds of in-place proven and probable uranium reserves (estimated 5.5 million pounds recoverable), and the Mancos property contained approximately 4.2 million pounds of in-place proven and probable uranium reserves (estimated 2.7 million pounds recoverable).

         Development Plan. The New Mexico properties will be developed in accordance with the licenses issued by the NRC. It is anticipated that the first property to be licensed will be Churchrock. Costs related to permitting activities and land holding costs were approximately $1.0 million in 1997. The Company anticipates spending approximately $320,000 in 1998 for permitting and land holding costs. The Company anticipates having to demonstrate financial surety in connection with production activities which it expects to meet by posting a bond collaterized by cash in an amount equal to 50% of the bond.

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

         Water Rights. The Company originally acquired mineral leases on Sections 8 and 17 from United Nuclear Corporation ("UNC") and, in connection therewith, acquired certain rights to use water from UNC. An application to use one of these rights has been the subject of extensive administrative proceedings and litigation with the New Mexico State Engineer and the Navajo Nation over the nature and extent of UNC's water rights. The State Engineer determined that the consumptive use and diversion amount UNC originally sought to transfer for use by the Company were in excess of the rights held by UNC and denied the application on the grounds that the UNC rights were insufficient to support the Company's mining operations. The Company has since reapplied and revised its water budget to be consistent with the rights of UNC as determined by the State Engineer. The State Engineer is currently conducting a hearing regarding the application for the transfer of the water rights. A claim by the Navajo Nation to jurisdiction over these water rights was denied by the State Engineer's hearing officer and in the prior proceeding, the state district court. These decisions do not preclude a contrary claim from being made in another proceeding.

         Permitting Status. On June 21, 1989 the EPA issued its aquifer exemption covering that portion of the Churchrock site known as Section 8, and on November 1, 1989, NMED issued its permit, covering UIC activities on Section
8. On October 7, 1994, NMED issued an amended permit covering UIC activities on both Section 8 and Section 17. The permit for Section 17 was contested by the Navajo Nation which claimed UIC regulatory jurisdiction over the site, based on the fact that the surface estate is owned by the Navajo Nation. The EPA, acting as an advocate for the Navajo Nation, has asserted the Navajo Nation's claim and has refused to amend its previously issued aquifer exemption covering Section 8 to add the portion of the Churchrock facility on Section 17. The Navajo Nation has asserted jurisdiction over Section 8 as being a "dependent Indian community". The EPA has informed the Company that the regulatory jurisdiction of the property is considered to be in "dispute" and would require an EPA-issued permit prior to the commencement of mining. The Company does not plan to pursue permits for Mancos at this time.

         In June 1996, the Company filed with the NMED two applications to renew the permit in two distinct parts, one covering the Section 8 portion and the other the Section 17 portion of Churchrock. This was to assure that the Company maintained a "clear" UIC authorization on the Section 8 portion of the site. The surface estate on Section 8 is not owned by the Navajo Nation or Navajo allottees. Because the renewal application was timely filed, the permit covering the Section 8 property has remained continuously in effect pending final determination on the renewal application by the NMED. The Navajo Nation has recently asserted jurisdiction over the UIC for Section 8, claiming that the land lies within a "dependent Indian community." While the EPA has not yet taken a final position on this issue, they have determined that a dispute does exist between the NMED and the Navajo tribe. As a result of this dispute, the EPA has indicated that an EPA permit will be required on this property. This situation could potentially delay or obstruct development of Section 8. The renewal application pertaining to the Section 17 property will be subject to a new administrative review which will ultimately require EPA to re-examine the jurisdictional status. The State of New Mexico has filed suit for a declaration of UIC jurisdiction over the site. The outcome of this suit may ultimately affect UIC jurisdiction on all Indian lands.

CROWNPOINT DISTRICT

         The Property. The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of the Company's Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 1,578 gross and net acres, as follows:

                 (a) 162 gross and net acres on Section 24. The Company has 100% of the mineral estate on this acreage pursuant to a combination of a 40% fee interest, a mineral lease on the other 60% of the mineral estate unpatented mining claims. This acreage is subject to an obligation of the

         Company to pay a production payment on the first 50,000 pounds of uranium produced and an override based on uranium sales;

                 (b) 959 gross and net acres on Sections 19 and 29 pursuant to a lease from private mineral owners (expiring August 2007) which provides for royalties and an override based on uranium sales; and

                 (c) 457 gross and net acres of unpatented mining claims in Sections 9, 24 and 25.

         In addition to the foregoing, the Company has 1,440 gross and net acres of mineral leases (hereinafter referred to as "Unit 1") from Navajo allottees who are the beneficial owners of the surface and mineral rights. The leases are subject to approval by the Bureau of Indian Affairs (the "BIA").
The BIA Area Director is expected to approve the leases after completion of the license. These leases expire 10 years after the approval by the BIA.

         Reserves. With respect to all the Crownpoint acreage except Unit 1, as of December 31, 1997, the property contained approximately 39.0 million pounds of in-place proven and probable reserves (estimated 25.3 million pounds recoverable). The Company estimates that Unit 1 contains approximately 27.0 million pounds of in-place proven and probable reserves (estimated 17.6 million pounds recoverable). The Unit 1 reserves are not included as part of the Company's reserve base.

         Development Plan. The New Mexico properties will be developed according to the license conditions issued by the NRC. Under the license, the first operating property will be Churchrock followed by Unit 1 and Crownpoint. Costs relating to permitting activities and land holding costs for Crownpoint were $1,153,000 in 1997, and are expected to total $210,000 in 1998.

         Water Rights. With respect to Crownpoint, the Company has acquired three applications for appropriations of water which give the Company the first three "positions in line" on the hearings list for the San Juan Basin. Certain aspects of all three applications were protested and are subject to hearings. Water rights relating to Unit 1 may likely involve the claim of the jurisdiction of the Navajo Nation, and this jurisdictional issue might also be present for other parts of Crownpoint. The Company plans to proceed with water rights for Crownpoint at a future date.

         Permitting Status. The NRC license is part of the overall development plan for both the Churchrock and Crownpoint districts discussed above. The Company has recently submitted a revised UIC permit application for Section 24. There can be no assurance that the UIC permit will be granted. The surface estate on Section 19 and 29 is owned by the U.S. Government and held in trust for the Navajo Nation and may be subject to the same jurisdictional dispute as for Section 17 in Churchrock.

SANTA FE PROPERTIES

GENERAL

         In March 1997 the Company acquired from Santa Fe certain uranium mineral interests and exploration rights for uranium in New Mexico.

         The Properties. The properties consist of: (a) 37,000 acres as to which the Company has acquired a fee interest in the entire mineral estate, excluding coal ("Category I Properties"); (b) approximately 140,000 acres as to which the Company has acquired the fee interest in uranium (the "Category II Properties"); and (c) approximately 346,000 acres as to which the Company has acquired the exclusive right to explore for uranium and other minerals excluding coal (the "Category III Properties").

         The Company is obligated to spend on exploration $200,000 per year for the ten year period starting in March 1997 and $400,000 per year for the seven year period starting in March 2007. This expenditure can be made on any of the Category II or Category III properties.

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

         Development Plan. The planned development strategy is to integrate qualified properties from the Santa Fe lands into the production plans for Churchrock and Crownpoint.

         Exploration Potential. There is significant exploration potential for the Santa Fe properties. Numerous ore grade holes drilled on the properties demonstrates this potential; however, because the deposits are not delineated, development costs are uncertain.

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

RECLAMATION AND RESTORATION COSTS AND BONDING REQUIREMENTS

         Upon completion of production from a wellfield, the Company is obligated under state and federal law to restore the aquifer to a condition consistent with its pre-mining use. This involves restoration of the aquifer, plugging and abandoning the injection and production wells and reclaiming the surface. With respect to operations at Kingsville Dome and Rosita, as well as reclamation and restoration of the Benavides and Longoria projects, the TNRCC requires the Company to provide financial surety to cover the costs of such restoration and reclamation. The surety bond requirement at December 31, 1997 was approximately $5.6 million. The Company fulfills this requirement through the issuance of surety bonds from the United States Fidelity and Guaranty Company ("USF&G") and has deposited as collateral for such bonds cash of approximately $3.3 million. The Company is obligated to fund the cash collateral account with an additional $0.50 for each pound of uranium production until the account accumulates an additional $1.0 million. The Company estimates that its future reclamation liabilities with respect to current operations at December 31, 1997 approximates $4.7 million, which has been charged to earnings. These financial surety obligations are reviewed and revised annually by the TNRCC.

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

         In New Mexico surety bonding will be required prior to development of the properties. The Company anticipates that it will be required to provide financial surety as a condition to receipt of the requisite permits for the Churchrock project which it anticipates will be provided by USF&G, or other bonding entities under arrangements similar to those in place for Rosita and Kingsville Dome. The amount of the surety bond will be subject to annual review and revision by the NRC and State of New Mexico.

ITEM 3. LEGAL PROCEEDINGS

LONGORIA

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

         With regard to the claim for remediation, the Company, upon the conclusion of mining at the Longoria site and the nearby sites, began reclamation in the manner required by its permits and by state and federal regulations. Such reclamation has been completed and the Company has made application to the TDH for final release of its obligations on the property and anticipates to receive such release in early 1998.

         The suit is pending at March 31, 1998 and the Company does not believe the conclusion of this lawsuit will have a material operating or financial impact on the Company.

PROBANK

         On July 12, 1995, the Company filed a lawsuit in the federal district court in Colorado against Professional Bank, a Colorado chartered bank ("ProBank"). In the action styled Uranium Resources, Inc. v. Professional Bank, the Company alleged that ProBank transferred $1,080,000, without the Company's authorization, from the Company's account at ProBank to the accounts maintained at ProBank of various entities and an individual affiliated with Oren L. Benton. The Company recovered $300,000 of the total in 1995 and recovered $575,000 from ProBank in June 1997 in settlement of the action against ProBank.

BENTON BANKRUPTCY

         During 1994, the Company encountered liquidity problems that resulted in the Company entering into certain transactions with companies controlled by Mr. Benton (the "Benton Companies"). On February 23, 1995, Benton and various of the Benton Companies filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Benton Bankruptcy"). On February 19, 1998, David J. Beckman, as Liquidating Trustee for the CSI Liquidating Trust and the NTC Liquidating Trust commenced an action against the Company in the United States Bankruptcy Court for the District of Colorado seeking to recover certain transfers made from CSI Enterprises, Inc. ("CSI") and Nuexco Trading Corporation ("NTC") to the Company. The Adversary Proceeding is styled David
J. Beckman v. Uranium Resources, Inc., Adversary Proceeding No. 98- 1131 SBB ("Adversary Proceeding"). Specifically, the Liquidating Trustee seeks to recover (a) $1,400,000 paid by NTC to the Company on or about November 7, 1994 and (b) transfers by CSI to the Company of $80,000 (12/2/94), $40,000 (12/9/94), $45,000 (12/16/94), $36,150 (2/10/95) and $1,900 (2/14/95). The
Liquidating Trustee seeks to recover these amounts pursuant to 11 U.S.C.
Section 547, 11 U.S.C. Section 544(b), 11 U.S.C. Section 550 and state law. The Company has not yet responded to the Adversary Proceeding. The Company intends to vigorously defend this action. The Company is unable to assess what adverse consequences, if any, might result from such assertion.

         The Company has asserted certain claims against Benton and the Benton Companies in the bankruptcy proceedings.

         The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur, however, these are not expected to cause material expenditures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 1997 Annual Meeting of Stockholders was held on May 1, 1997, in Dallas, Texas. Shares representing 9,303,484 votes (86% of total outstanding) were present in person or by proxy.

         At the meeting, the Stockholders of the Company elected Leland O. Erdahl, Paul K. Willmott, George R. Ireland and James B. Tompkins to the Board of Directors for a one-year term. In addition, the Company's stockholders ratified Arthur Andersen LLP as independent accountants for the Company in 1997. The ratification of Arthur Andersen LLP as independent accountants was approved by a vote of 9,276,570 shares in favor, 2,216 opposed and 24,788 abstaining.

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

         The Company expects to fund its 1998 capital requirements from cash flow from operations and existing working capital financing arrangements. However, certain capital requirements for new development projects in 1998 and beyond may require additional sources of capital. There can be no assurance that the Company will raise sufficient capital to fund these capital requirements.

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

         The Company is required to provide financial surety to state environmental agencies for plugging wells, groundwater restoration and site decommissioning, decontamination and reclamation. The Company estimates that its current restoration, decommissioning, decontamination and reclamation costs are approximately $4.7 million, which amount the Company has accrued as a liability on its financial statements. The Company satisfied its financial surety requirements imposed by environmental regulators with surety bonds totaling approximately $5.6 million at December 31, 1997, $3.3 million of which is collateralized by the Company with cash. The Company anticipates that its future financial surety requirements will increase significantly as production from the Company's producing sites continues and as future development and production occurs at additional sites in Texas and New Mexico. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. There can be no assurance that the Company will have sufficient capital to meet these future financial surety obligations.

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

         The Company competes with larger producers in Canada, Australia and Africa, as well as with other United States ISL producers of uranium and other producers that recover uranium as a by-product of other mineral recovery processes. The Company also expects to compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of U.S. and Russian nuclear weapons and sold in the market by the United States Enrichment Corporation and/or the United States Department of Energy, as well as from imports to the United States of uranium from the CIS. The amount of uranium produced by competitors or imported into the United States may have a material impact on uranium prices.

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

         The spot market price for uranium has demonstrated a large range since January 1995. Prices have risen from $9.65 per pound as of January 31, 1995 to a high of $16.50 per pound as of May 31, 1996. The spot price as of February 28, 1998 was $10.75 per pound. The current spot prices of uranium are at levels which would allow for sales contracts that are priced above the Company's cash cost of uranium production, allowing the Company to achieve a positive cash flow of operations. The Company's cash flow from operations for the year ended December 31, 1997 was $4,931,000. There is no assurance that such price level will remain at this level.

URANIUM CONTRACTS PROFITABILITY

         As of December 31, 1997, the Company had contracts for delivery of an estimated 3.9 million pounds of uranium (exclusive of 90,000 pounds of Russian uranium sales made pursuant to the matched sales program) to domestic utilities from January 1, 1998 through 2002. Profitability to the Company on these deliveries will depend on the cost of producing uranium at the Company's mining properties, the Company's ability to produce uranium to meet its sales commitments and the spot market price of uranium.

LIMITED MARKET; DEPENDENCE ON A FEW CUSTOMERS

         The Company's primary source of revenue is derived from its sale of uranium to U.S. nuclear power plants. Uranium's only current commercial use is as fuel for nuclear power reactors. Accordingly, the Company's present and potential customers are electric utilities that operate nuclear power plants. The United States is the world's largest producer of nuclear-generated electricity. As of November 1997, there were 106 nuclear units in the United States. Currently, there are no new nuclear power plants under construction in the U.S. As of November 1997, there were 364 nuclear power plants in the Western World, with 32 power plants being constructed in parts of the world other than the U.S. There can be no assurance that the Company can continue to compete successfully for such customers.

         A significant portion of the Company's contracted sales of uranium from January 1, 1998 through December 31, 2002 are represented by nine long-term contracts with eight different customers, three of which represented 18%, 15% and 13% of sales for the year ended December 31, 1997; five of which represent 20%, 16%, 15%, 12% and 11% of sales for the year ended December 31, 1996 and four of which represented 23%, 14%, 10% and 10% of sales for the year ended December 31, 1995. The loss of any of these customers or curtailment of purchases by such customers could have a material adverse effect on the Company's financial condition and results of operations.

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

concentrates  . . . . . . . . .            A product from a uranium mining and
                                           milling facility, which is commonly
                                           referred to as uranium concentrate
                                           or U3 O8.

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

proven reserves . . . . . . . .            Reserves for which (a) quantity is
                                           computed from dimensions revealed in
                                           outcrops, trenches, workings or
                                           drill holes; grade and/or quality
                                           are computed from the results of
                                           detailed sampling and (b) the sites
                                           for inspection, sampling and
                                           measurement are spaced so closely
                                           and the geologic character is so
                                           well defined that size, shape, depth
                                           and mineral content of reserves are
                                           well-established.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock trades on NASDAQ under the trading symbol URIX. The following table sets forth the high and low sales prices for the Common Stock as reported through NASDAQ for the periods indicated:


                                                  Common Stock
                                                  ------------
        Fiscal Quarter Ending                High              Low
        ---------------------                ----              ---
        December 31, 1997                    7-1/8            2-1/2
        September 30, 1997                     7              3-7/8
        June 30, 1997                        6-3/8            4-3/4
        March 31, 1997                         8                5
        December 31, 1996                   13-5/8            7-1/8
        September 30, 1996                 14-25/32          9-35/64
        June 30, 1996                       17-5/8           12-1/8
        March 31, 1996                      15-1/2            5-5/8


         The high and low sales prices for the common stock for the period January 1, 1998 through March 24, 1998, was $4.375 and $2.125, respectively.

HOLDERS

         As of March 24, 1998, the Company had 12,053,027 shares of Common Stock outstanding held of record by 114 persons.

DIVIDENDS

         The Company did not declare or pay any cash or other dividends on its Common Stock during the years ending December 31, 1995, 1996 or 1997. The Company does not anticipate paying dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,
                                                  --------------------------------------------------------------------------
                                                     1997            1996            1995            1994            1993
                                                  ----------      ----------      ----------      ----------      ----------
                                                            (In thousands, except per share and per pound amounts)
CONSOLIDATED STATEMENTS OF
   OPERATIONS DATA
Uranium sales:
   Produced uranium                               $   14,738      $   17,827      $    7,195      $      959      $    1,341
   Purchased uranium                                  15,003           6,437          14,634          16,375          11,881
Cost of uranium sales                                (29,269)        (20,122)        (17,235)        (13,466)        (10,216)
Writedown of uranium properties                           --              --            (163)             --          (1,945)
                                                  ----------      ----------      ----------      ----------      ----------
Earnings (loss) from operations
   Before corporate expenses                             471           4,142           4,431           3,868           1,061
Corporate expenses                                    (2,937)         (3,055)         (3,496)         (2,177)         (1,903)
                                                  ----------      ----------      ----------      ----------      ----------
Earnings (loss) from operations                       (2,466)          1,087             935           1,691            (842)
Interest and other, net                                 (868)           (328)           (324)            163             387
Loss on acceleration of uranium contract                  --              --              --            (349)             --
Loss on termination of joint venture
   and transfer to stockholders                           --              --          (1,781)             --              --
                                                  ----------      ----------      ----------      ----------      ----------
Earnings (loss) before income taxes                   (1,598)            759           1,170           1,505            (455)
Federal income tax (benefit)                            (273)             --            (234)            300            (107)
                                                  ----------      ----------      ----------      ----------      ----------
Net earnings (loss)                               $   (1,325)     $      759      $     (936)     $    1,205      $     (348)
                                                  ==========      ==========      ==========      ==========      ==========
Earnings (loss) per common share:
   Basic                                          $    (0.11)     $     0.09      $    (0.12)     $     0.17      $    (0.05)
                                                  ==========      ==========      ==========      ==========      ==========
   Diluted                                        $    (0.11)     $     0.08      $    (0.12)     $     0.17      $    (0.05)
                                                  ==========      ==========      ==========      ==========      ==========
Weighted average common stock
   And equivalents outstanding:
   Basic                                              11,760           8,789           8,098           6,929           6,640
   Diluted                                            11,760          10,031           8,098           7,193           6,640


CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by operations                       $    4,931      $    9,294      $    5,301      $    5,080      $    6,283
Pounds of uranium produced                               871           1,360             612              --              --
Pounds of uranium purchased                            1,275             488             660           1,329             510
Pounds of uranium delivered                            2,240           1,656           1,633           1,081             753
Capital expenditures                              $   14,901      $   14,607      $    3,583      $    3,183      $    3,101
Average sales price per pound(1)                  $    13.71      $    16.35      $    15.64      $    16.03      $    17.56
Average cost of produced
   pounds sold (2)                                $    15.61      $    11.34      $    10.28      $    13.60      $    12.96
Average cost of purchased
   pounds sold                                    $    10.40      $    10.21      $     9.41      $    10.68      $    10.88
Cash cost per produced pound(3)                   $    12.17      $     8.51      $     7.11             N/A             N/A
Average cost per produced
   pound(2)                                       $    15.85      $    12.12      $    10.09             N/A             N/A
Average cost per purchased
   pound                                          $    10.40      $    10.21      $     9.52      $    10.07      $    11.24

(1) Excludes sales of the Russian component of deliveries made under the matched sales amendment. The economic benefit of such sales are treated as "pass-through" sales.

(2) Average cost per produced pound consists of all operating costs, depletion, depreciation and accrued restoration and reclamation costs.

(3) Cash cost per pound consists of all operating costs and wellfield development costs associated with producing wellfields.

                                                   Year Ended December 31,
                               -------------------------------------------------------------
                                 1997         1996         1995         1994          1993
                               --------     --------     --------     --------      --------
                                                      (In thousands)
CONSOLIDATED BALANCE
   SHEET DATA
Cash and cash equivalents      $  2,325     $ 16,934     $  4,716     $  2,528      $  2,530
Working capital (deficit)         5,999       15,269        4,710       (2,545)       (2,777)
Uranium properties (net)         61,303       42,444       37,200       37,230        34,420
Total assets                     74,864       68,794       48,085       44,850        40,846
Total debt (1)                    8,419       12,577        7,487        9,227        11,286
Total liabilities                22,959       23,497       18,214       16,632        20,563
Total shareholders' equity       51,905       45,297       29,872       28,218        20,283

(1)  Includes current portion of long-term debt and notes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Item 7 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and estimate of future net cash flows attributable to proved undeveloped reserves and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 22.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

         At December 31, 1997, the Company's cash and cash equivalents were $2,325,000 compared to $16,934,000 at year end 1996. Cash and cash equivalents in 1996 increased by $12,218,000 from 1995 year end levels. The Company's uranium operations generated positive cash flow of $4,931,000 for the year ended December 31, 1997, in comparison to positive cash flow from operations in 1996 and 1995 of $9,294,000 and $5,301,000, respectively. The Company's net working capital at December 31, 1997 and 1996 was $5,999,000 and $15,269,000, respectively.

         In March 1998, the Company entered into an agreement to extend the maturity date of its $6,000,000 secured convertible note from May 31, 1998 to May 31, 2000. As a result of this two year extension, the Company reclassified this obligation as a long-term obligation and had a positive impact of $6,000,000 to its net working capital at December 31, 1997. The note is convertible into shares of the Company's common stock. In return for the extension in the maturity of the note, the conversion price was adjusted from $4.00 per share to $3.00. The exercise price of certain outstanding warrants held by the noteholder to purchase 1,000,000 shares of the Company's common stock was also adjusted from $4.00 per share to $3.00 per share, and the expiration date of the warrants was extended by two years, to May 31, 2000.

         During January 1995, when companies controlled by Oren L. Benton (the "Benton Companies") held effective control of the common stock of the Company, the Company transferred $1 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. Shortly thereafter, an additional $1,080,000 was transferred to or for the benefit of Mr. Benton or certain Benton Companies without the authorization of the Company's Board of Directors. In February 1995, Mr. Benton and certain of the Benton Companies filed for bankruptcy. The Company has recovered $875,000 related to the unauthorized transfer ($300,000 in 1995 and $575,000 in 1997); however, the remaining $1.2 million has not been recovered and there can be no assurance that the Company's efforts to pursue remedies will be successful. A loss for these transactions of $1.78 million was recorded in 1995 and the recovery of $575,000 in 1997 resulted in an increase to other income in the second quarter of this year.

Investing Cash Flows

         The Company resumed development activities at its Rosita site during the second quarter of 1995 and uranium production began in June 1995. During 1996 and 1997, $2,002,000 and $2,450,000 in capital expenditures were incurred at Rosita, respectively. Capital expenditures to be incurred for 1998 at Rosita, primarily for satellite plant and additional wellfield development, are expected to be approximately $763,000. Significant development activities at the Company's Kingsville Dome facility began in December 1995 and resulted in commencement of production at this site in March 1996. Capital expenditures at Kingsville Dome during 1996 and 1997 totaled $6,695,000 and $8,998,000, respectively and are expected to be $4,280,000 in 1998. The Company expects to fund its 1998 operations and capital expenditures at its Kingsville Dome and Rosita projects from cash on hand, sales proceeds under uranium deliveries and through existing financing arrangements.

         In June 1996, the Company acquired the rights to a significant uranium deposit in South Texas known as the Alta Mesa project. The Company spent $4,000,000 to acquire the uranium rights to the property which is estimated to contain approximately 6.2 million pounds of in-place proven and probable reserves. Capital expenditures related primarily to permitting activities and land holding costs have totaled approximately $400,000 and $515,000, respectively in 1996 and 1997. Capital expenditures for permitting, plant construction and wellfield development are expected to be $680,000 in 1998. Extensive drilling and environmental work has been undertaken on this property by previous leaseholders which will be useful to the Company for licensing and pre-production evaluation of the project. The Company is targeting the production to commence in late 1998 with an annual capacity of 1.0 million pounds per year. The projected recovery factors on the Alta Mesa property are estimated at 65% to 75% of their in-place reserves and initial estimated production costs, including acquisition costs, plant and wellfield capital costs, operating costs and projected reclamation costs are projected to be below $10.00 per pound.

         The initial capital costs to acquire the rights to the Alta Mesa property were obtained through a one-year note from the Lindner Dividend Fund. This $4.0 million note was repaid in January 1997 from the proceeds from the Company's equity placement completed in December 1996.

         Capital expenditures at the Company's Churchrock, Crownpoint and Vasquez projects for permitting and land holding costs totaled approximately $1,300,000 and $2,900,000 in 1996 and 1997, respectively and are expected to be $1,200,000 in 1998. Capital requirements for 1998 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing.

         Cash used for other investing activities for 1996 and 1997 totaled $2,070,000 and $524,000, respectively and was for the purchase of certificates of deposit to fund certain bonding requirements at the Company's producing and development properties. These certificates of deposit are pledged under these bonding requirements and therefore are not readily available to the Company. See Note 1 - "Restricted Cash" of the Notes to Consolidated Financial Statements.

Financing Cash Flows

         During May 1996, the Company entered into a one-year $3.0 million revolving credit facility. This facility was renewed and expanded to a $5.0 million credit facility which concludes July, 1999. This agreement is secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Principal advances, net of repayments, under the facility amounted to $1,950,000 in 1997.

         In June 1996, the Company received $4.0 million in proceeds from the one-year note entered into with the Lindner Dividend Fund, noted previously. The terms of the note provided for the payment of both the principal and accrued interest by June 1997 with interest on the note accruing at a rate of 6.5% per annum. The principal and accrued interest on this note was paid in January 1997.

         In December 1996, the Company completed an equity placement in which 2,000,000 shares of the Company's common stock were sold in a public offering. Net proceeds to the Company totaled over $14,000,000 with $4,900,000 of the proceeds used in January 1997 to repay the $4.0 million note from the Lindner Dividend Fund and to pay certain other long-term obligations. The balance of the proceeds was used for working capital purposes and to fund development activities at the Company's projects. In 1996, the Company also generated approximately $630,000 from the issuance of approximately 167,000 shares of common stock upon the exercise of certain stock options and stock warrants.

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

Years Ended December 31, 1997, 1996 and 1995

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                  1997           1996           1995
                                               ----------     ----------     ----------
                                                (In thousands, except per pound data)
Uranium sales revenue (1)                      $   29,741     $   24,264     $   21,829

Total pounds delivered                              2,240          1,656          1,633

Average sales price/pound(2)                   $    13.71     $    16.35     $    15.64

Pounds produced                                       871          1,360            612

Pounds purchased                                    1,275            488            660

Average production cost of produced pounds     $    15.85     $    12.12     $    10.09

Average cost of purchased pounds               $    10.40     $    10.21     $     9.52

Average cost of produced pounds sold           $    15.61     $    11.34     $    10.28
Average cost of purchased pounds sold          $    10.40     $    10.21     $     9.41

(1) 1997, 1996 and 1995 uranium sales revenues include approximately $2.8 million, $4.5 million and $3.5 million, respectively, from the sale of Russian uranium which is sold under the matched sales Amendment.

(2) Average sales price does not include the sales of Russian material sold as a "pass through" sale under the matched sales Amendment.

         Revenue from uranium sales in 1997 increased by $5,477,000 from 1996 amounts. This increase resulted primarily from higher uranium deliveries this year compared to 1996. Deliveries were comprised of produced pounds, purchased uranium sold into existing contracts and purchased uranium whose economic benefit is essentially treated as a "pass through" sale (this includes the delivery of Russian origin uranium under the Company's matched sales contracts). The quantity of the pass through sales increased from 390,000 pounds in 1996 to 685,000 pounds in 1997 and while such sales have a positive impact on revenues they have virtually no impact on earnings from operations or net income.

         The deliveries of the Company's produced pounds and non-pass through purchased pounds in 1996 was approximately 1,266,000 pounds compared to 1,555,000 in 1997. The average sales price for such sales in 1996 was $16.35 per pound compared to $14.68 in 1997. The deliveries in 1996 included 250,000 pounds of spot sales made pursuant to matched sale agreements, the average price for these deliveries was $17.95 per pound. No spot sales under the matched sales agreements were made in 1997. The average sales price for total uranium deliveries (including Russian origin uranium) in 1997 and 1996 was $13.28 per pound and $14.65 per pound, respectively.

         Revenue from uranium sales in 1995 was $21,829,000 on deliveries of 1,633,000 pounds. Sales made in 1995 under the matched sales agreements totaled 780,000 pounds during the year. The 780,000 pounds delivered in 1995 included 320,000 of URI produced uranium and 460,000 pounds of Russian purchased uranium. Sales under the Company's long-term contracts not subject to the Amendment totaled 715,000 pounds in 1995 at an average sales price of $17.50 per pound. The deliveries in 1995 also included 137,000 pounds sold in the spot market.

         Details of the cost of uranium sales were as follows:


                                                       1997        1996        1995
                                                     -------     -------     -------
                                                              (In thousands)
Cost of purchased uranium                            $13,258     $ 4,979     $10,315
Royalties                                                834       1,198         432
Operating expenses                                     6,564       4,866       2,738
Provision for restoration and reclamation costs        1,032       1,480         597
Depreciation and depletion of uranium properties       7,581       7,599       3,154
Writedown of uranium properties                           --          --         163
                                                     -------     -------     -------
          Total cost of uranium sales                $29,269     $20,122     $17,399
                                                     =======     =======     =======


         The Company produced approximately 871,000 pounds from its two South Texas facilities in 1997. During the first half of 1997, the Company experienced certain severe production challenges resulting from operating inefficiencies and operating techniques in dealing with the subsurface geochemical conditions at Kingsville Dome and Rosita. As a result, the Company's 1997 production fell compared to the 1,360,000 pounds produced in 1996.

         Starting in the second quarter of 1997, a number of organizational and operating changes, including plant design modifications, were implemented to address specific production inefficiencies. The main operating changes related to the water quality of the mine areas under wellfield at each site. Certain redesign of the plants and wellfield patterns were performed to mitigate the effects of continuously recycled ground water utilized in the production process by minimizing the amount of mine water that previously was used in multiple wellfields. By focusing on mining each wellfield with its own native groundwater, the efficiency of the mining process is increased. This change in methodology required a brief shut-down during the year at the Kingsville Dome plant to allow for a re-piping of the facility. This change in technique is expected to permit future mining from this and future sites to utilize less capital intensive remote ion exchange facilities to mine new wellfields at Kingsville Dome and Rosita and at the Alta Mesa and Vasquez projects once their production begins. The utilization of these modified techniques is projected to reduce capital requirements for new projects such as Alta Mesa and Vasquez by approximately $4.0 million at each project. The change to the remote ion exchange methods is also projected to lower operating costs for mining new wellfields located farther away from the main plant at each location. The results from these changes were first demonstrated in the operations results achieved in the fourth quarter of 1997. The fourth quarter saw increases in average monthly production from approximately 55,000 pounds in the third quarter to nearly 95,000 pounds per month in the fourth quarter. With this increase in production, the average per pound production cost fell from $16.65 in the third quarter to $14.55 in the fourth quarter.

         Production from Rosita totaled 230,000 pounds in 1997 compared to 500,000 pounds in 1996. The Company will continue production at Rosita in its current mine areas, such areas are expected to contain the majority of the remaining uranium reserves at this site with projected production from this area continuing beyond 1999.

         The Company expects that as production options in new wellfields at Rosita become limited, that the latter stages of production may result in production costs that are higher than previously experienced. New operating techniques to increase productivity from these wellfields will be reviewed and may be implemented to determine how various recovery options may impact future projects. There can be no assurance that such methods will enhance production or improve cost efficiencies.

         Kingsville Dome production for 1997 of 640,000 pounds as compared to 860,000 pounds in 1996. The Company is continuing to develop and produce from this facility and in January 1998 received authorization to begin production at its next production area ("PAA #3"). Wellfield drilling and development in PAA #3 is underway and production is expected from these wellfields by mid-1998.

         The average cost of uranium purchases made in 1997 was $10.40 per pound compared to $10.21 in 1996. Total deliveries in 1997 consisted of 1,275,400 purchased pounds, at an average cost per pound of $10.40, and 965,000 produced pounds at $15.61 per pound. During 1996, the Company delivered 487,500 purchased pounds at an average cost per pound of $10.21 and 1,168,000 pounds of produced uranium at an average cost of $11.34 per pound.

         Operating expenses totaled $6,564,000 ($6.80 per pound) in 1997 compared to $4,866,000 ($4.92 per pound) for produced pounds that were sold in 1996. Total operating expenses and depreciation and depletion include standby costs for the Kingsville Dome and Rosita facilities when these facilities are not in production. These costs have been recorded as direct charges to operations. Standby costs for 1996 and 1995 were $313,000 and $875,000, respectively.

         The provision for restoration and reclamation in 1997 consists of $910,000 ($0.95 per pound) for production sold in 1997 and $120,000 for costs associated with reclamation activities related to the Benavides project (a previous mining location). The provision for restoration and reclamation in 1996 consists of $1,100,000 ($0.94 per pound) for production sold during 1996 and $380,000 for costs associated with reclamation activities related to the Benavides project. The provision for restoration and reclamation in 1995 consists of $499,000 ($0.93 per pound) for Rosita production sold during 1995 and additional increases to the Benavides and Bruni reserves (previous mining locations) of $97,000.

         The depreciation and depletion provision in 1997 consisted of $7,580,000 (an average rate of $7.86 per pound). The depreciation and depletion provision in 1996 consisted of $7,578,000 (an average rate of $6.49 per pound) for Rosita and Kingsville Dome production sold and Kingsville Dome depreciation while on standby of $21,000. The depreciation and depletion provision in 1995 consisted of $3,042,000 (an average rate of $5.67 per pound) for Rosita production sold and Rosita and Kingsville Dome depreciation while on standby of $112,000.

         Royalties in 1997 totaled $834,000 compared to $1,198,000 in 1996 and $432,000 in 1995. The decrease in 1997 is directly attributable to the lower production from Rosita and Kingsville Dome and the corresponding reduction in sales of produced uranium compared to 1996. Similarly, the increase in 1996 over 1995 amounts resulted from the startup of Kingsville Dome production in 1996 and the increased sales of produced uranium compared to 1995 deliveries.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $2,914,000 in 1997 from $3,055,000 in 1996. This decrease resulted primarily from legal and accounting fees and other expenses incurred in 1996 associated with the unsuccessful acquisition bid for a significant uranium production company and continuing legal costs associated with the unauthorized transfer of funds in 1995. Corporate expenses decreased to $3,055,000 in 1996 from $3,496,000 in 1995. This decrease resulted from a reduction of activities related to the Benton Companies transactions in 1996 and the costs associated with the issuance of the Lindner Notes incurred in 1995.

         Interest and other income increased by $754,000 in 1997 compared to 1996. This increase resulted primarily from the settlement in June 1997 of the Company's lawsuit against the Professional Bank of Denver, Colorado ($575,000) and an increase in interest income for the current year. The higher interest income resulted from higher average available cash and investment balances that were generated from the Company's equity placement in December 1996. Interest and other income in 1996 increased to $282,000 from $201,000 in 1995 primarily resulting from uranium drying services provided during 1996.

         Total interest costs for 1997, net of capitalized amounts decreased from 1996. This decrease resulted from the repayment in January 1997 of the additional $4.0 million borrowed in June 1996 to finance the purchase of the Alta Mesa property ($134,000 reduction in interest cost). Interest cost in 1997 increased as a result of the Company entering into a financial surety agreement with USF&G for the issuance of surety bonds related to the Company's reclamation and restoration commitments at its current and prior mine locations (increase of $85,000). Net interest cost in 1997 also decreased compared to 1996 because of higher capitalized interest during the current year (approximately $367,000). The increase in permitting and development activities in New Mexico and Texas properties required the additional capitalization of interest related to these projects. Total interest costs for 1996 including capitalized amounts increased from the prior year primarily because of the $4.0 million borrowings received in June 1996 and from advances received under the Company's credit facility with NationsBank which commenced May 1996.

         The Company currently utilizes computer software in the management of its operations and in accounting for its operating results that could be affected by the date change in the year 2000. All critical software utilized by the Company has been purchased from and is supported by third party vendors. The Company has conducted a review of the potential impact of the year 2000, and believes that it will not encounter significant operational or financial costs related to compliance with this issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by Item 8 appears on pages F-1 through F-23 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

         In accordance with General Instruction G(3), Items 10, 11, 12, and 13 are hereby incorporated by reference from sections of the Company's definitive proxy statement entitled "Election of Directors", "Executive Compensation", "Security Ownership of Principal Stockholders and Management", and "Certain Transactions with Related Parties". Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.


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

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1998

                                             URANIUM RESOURCES, INC.

                                             By:  /s/  Paul K. Willmott
                                                -------------------------------
                                                Paul K. Willmott, President and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                               Date
---------                                                               ----
  /s/  Paul K. Willmott                                         March 27, 1998
---------------------------------------------------
Paul K. Willmott,
Director, President and Chief Executive Officer

  /s/  Thomas H. Ehrlich                                        March 27, 1998
---------------------------------------------------
Thomas H. Ehrlich,
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

  /s/  Leland O. Erdahl                                         March 27, 1998
---------------------------------------------------
Leland O. Erdahl, Director

  /s/  George R. Ireland                                        March 27, 1998
---------------------------------------------------
George R. Ireland, Director

  /s/  James B. Tompkins                                        March 27, 1998
---------------------------------------------------
James B. Tompkins, Director

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

                           ADDITIONAL FINANCIAL DATA

Financial statement schedules for the years ended
December 31, 1997, 1996 and 1995

    II  -   Valuation and qualifying accounts and reserves . .  F-22

         The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Uranium Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

/s/   Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Dallas, Texas



    February 23, 1998 (except with respect to the matters discussed in Note 5 and Note 7 as to which the date is March 23, 1998)

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                             December 31,
                                                   ------------------------------
                                                       1997              1996
                                                   ------------      ------------
Current assets:
   Cash and cash equivalents                       $  2,325,158      $ 16,934,276
   Short-term investment:
        Certificate of deposit, restricted            3,304,195         2,779,840
   Receivables, net                                   4,507,090         1,829,539
   Uranium inventory                                  2,260,200         3,575,285
   Materials and supplies inventory                      91,047            88,483
   Prepaid and other current assets                     253,910           239,435
                                                   ------------      ------------
        Total current assets                         12,741,600        25,446,858
                                                   ------------      ------------

Property, plant and equipment, at cost:
   Uranium properties                                97,100,015        71,364,561
   Other property, plant and equipment                  580,676           546,985
   Less-accumulated depreciation and depletion      (36,235,274)      (29,335,818)
                                                   ------------      ------------
        Net property, plant and equipment            61,445,417        42,575,728

Other assets                                            676,952           771,084
                                                   ------------      ------------
                                                   $ 74,863,969      $ 68,793,670
                                                   ============      ============



       The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                       December 31,
                                                              ------------------------------
                                                                  1997              1996
                                                              ------------      ------------
Current liabilities:
   Accounts payable                                           $  3,233,277      $  2,201,145
   Notes payable                                                 1,950,000         5,440,000
   Accrued interest payable                                          5,035           185,186
   Current portion of long-term debt                                 7,000           730,074
   Royalties payable                                               630,284           746,113
   Current portion of restoration reserve                          511,000           368,000
   Other accrued liabilities                                       405,814           507,117
                                                              ------------      ------------
        Total current liabilities                                6,742,410        10,177,635
                                                              ------------      ------------

Other long-term liabilities and deferred credits                 4,787,427         4,279,289

Long-term debt, less current portion                             6,462,343         6,407,054

Deferred federal income taxes                                    4,967,000         2,633,000

Shareholders' equity:
        Common stock, $.001 par value, shares authorized:
        25,000,000 shares issued and outstanding
        (net of treasury shares):  1997 - 12,053,027;
        1996 - 10,813,027                                           12,205            10,966

        Paid-in capital                                         40,222,359        32,290,630
        Retained earnings                                       11,679,643        13,004,514
        Less:  Treasury stock (152,500 shares), at cost             (9,418)           (9,418)
                                                              ------------      ------------
             Total shareholders' equity                         51,904,789        45,296,692
                                                              ------------      ------------
                                                              $ 74,863,969      $ 68,793,670
                                                              ============      ============





       The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended December 31,
                                                            ------------------------------------------------
                                                                1997              1996              1995
                                                            ------------      ------------      ------------
Revenues:
   Uranium sales -
        Produced uranium                                    $ 14,737,579      $ 17,827,204      $  7,194,655
        Purchased uranium                                     15,002,838         6,437,105        14,634,591
                                                            ------------      ------------      ------------
            Uranium sales                                     29,740,417        24,264,309        21,829,246

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                      13,257,989         4,979,407        10,314,611
        Royalties                                                833,534         1,197,890           432,050
        Operating expenses                                     6,564,363         4,866,436         2,738,420
        Provision for restoration and reclamation costs        1,032,587         1,479,939           596,482
        Depreciation and depletion                             7,580,809         7,599,047         3,153,793
   Writedown of uranium properties and
                  other uranium assets                                --                --           163,145
                                                            ------------      ------------      ------------
                Total cost of uranium sales                   29,269,282        20,122,719        17,398,501
                                                            ------------      ------------      ------------

   Earnings from operations before corporate expenses            471,135         4,141,590         4,430,745

   Corporate expenses -
        General and administrative                             2,913,776         3,033,819         3,467,639
        Depreciation                                              22,956            20,875            28,235
                                                            ------------      ------------      ------------
                  Total corporate expenses                     2,936,732         3,054,694         3,495,874
                                                            ------------      ------------      ------------
Earnings (loss) from operations                               (2,465,597)        1,086,896           934,871

Other income (expense):
        Interest expense, net of capitalized interest           (168,789)         (610,403)         (525,369)
        Interest and other income, net                         1,036,290           282,370           201,263
        Loss on termination of joint venture                          --                --        (1,000,953)
        Loss on transfer to stockholder                               --                --          (780,000)
                                                            ------------      ------------      ------------
Earnings (loss) before federal income taxes                   (1,598,096)          758,863        (1,170,188)

Federal income tax provision (benefit):
   Current                                                        44,775            25,000            18,000
   Deferred                                                     (318,000)          (25,000)         (252,000)
                                                            ------------      ------------      ------------
Net earnings (loss)                                         $ (1,324,871)     $    758,863      $   (936,188)
                                                            ============      ============      ============

Net earnings (loss) per common share:
     Basic                                                  $      (0.11)     $       0.09      $      (0.12)
                                                            ============      ============      ============
     Diluted                                                $      (0.11)     $       0.08      $      (0.12)
                                                            ============      ============      ============

      The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY



                                                  Common Stock
                                          -----------------------------       Paid-In          Retained         Treasury
                                            Shares          Amount            Capital          Earnings           Stock
                                          ------------     ------------     ------------     ------------      ------------
Balances, December 31, 1994                  7,954,683     $      8,142     $ 15,040,064     $ 13,181,839      $    (11,580)

     Net loss                                       --               --               --         (936,188)               --
     Common stock issuance for
         employee/director stock
         option plans                          156,015              156          458,908               --                --
     Common stock issuance for
        stock warrants                         500,000              500        1,999,500               --                --
     Treasury shares issued                     35,000               --          128,038               --             2,162
                                          ------------     ------------     ------------     ------------      ------------
Balances, December 31, 1995                  8,645,698     $      8,798     $ 17,626,510     $ 12,245,651      $     (9,418)

     Net income                                     --               --               --          758,863                --
     Common stock issuance                   2,000,000            2,000       14,030,949               --                --
     Common stock issuance for
          employee stock option plans          119,329              120          441,219               --                --
     Common stock issuance
          for stock warrants                    48,000               48          191,952               --                --
                                          ------------     ------------     ------------     ------------      ------------
Balances, December 31, 1996                 10,813,027     $     10,966     $ 32,290,630     $ 13,004,514      $     (9,418)

     Net loss                                       --               --               --       (1,324,871)               --
     Common stock issuance                   1,200,000            1,200        7,798,800               --                --
     Common stock issuance for
          employee stock option plans           25,500               25           74,944               --                --
     Common stock issuance
          for stock warrants                    14,500               14           57,985               --                --
                                          ------------     ------------     ------------     ------------      ------------
Balances, December 31, 1997                 12,053,027     $     12,205     $ 40,222,359     $ 11,679,643      $     (9,418)
                                          ============     ============     ============     ============      ============



       The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                    ------------------------------------------------
                                                                        1997              1996              1995
                                                                    ------------      ------------      ------------
Cash flows from operations:
   Net earnings (loss)                                              $ (1,324,871)     $    758,863      $   (936,188)
   Reconciliation of net income to cash provided by operations-
        Provision for restoration and reclamation costs                1,032,587         1,479,939           596,482
        Depreciation and depletion                                     7,603,765         7,619,922         3,182,028
        Writedown of uranium properties and other assets                      --                --           163,145
        Provision (credit) for deferred income taxes                    (318,000)          (25,000)         (252,000)
        Decrease in restoration and reclamation accrual                 (317,270)         (513,975)         (104,108)
        Other non-cash items, net                                        205,169           274,243           401,711
                                                                    ------------      ------------      ------------
Cash flow provided by operations, before changes in
   operating working capital items                                     6,881,380         9,593,992         3,051,070
Effect of changes in operating working capital items-
   (Increase) decrease in receivables                                 (2,677,551)        2,175,652        (3,952,451)
   (Increase) decrease in inventories                                    496,100        (1,000,793)        3,761,066
   Increase in prepaid and other current assets                         (446,910)         (367,894)         (238,201)
   Increase (decrease) in payables and accrued liabilities               677,795        (1,107,157)        2,679,313
                                                                    ------------      ------------      ------------

Net cash provided by operations                                        4,930,814         9,293,800         5,300,797

Investing activities:
   Increase in investments                                              (524,355)       (2,067,746)         (149,883)
   Additions to property, plant and equipment -
        Kingsville Dome                                               (8,998,305)       (6,695,472)         (560,772)
        Rosita                                                        (2,450,105)       (2,001,722)       (2,108,508)
        Alta Mesa                                                       (514,503)       (4,403,070)               --
        Churchrock                                                    (1,013,257)         (596,725)         (477,686)
        Crownpoint                                                    (1,152,783)         (709,590)         (291,394)
        Other property                                                  (771,571)         (200,457)         (144,833)
   Increase in other assets                                              (25,487)         (156,593)          (99,218)
                                                                    ------------      ------------      ------------

Net cash used in investing activities                                (15,450,366)      (16,831,375)       (3,832,294)

Financing activities:
   Proceeds from borrowings                                            3,500,000        10,869,000         6,135,000
   Payments and refinancings of principal                             (7,722,535)       (5,779,379)       (7,874,225)
   Issuance of common stock and warrants, net                            132,969        14,666,288         2,459,064
                                                                    ------------      ------------      ------------

Net cash provided by (used in) financing activities                   (4,089,566)       19,755,909           719,839
                                                                    ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                 (14,609,118)       12,218,334         2,188,342
Cash and cash equivalents, beginning of period                        16,934,276         4,715,942         2,527,600
                                                                    ------------      ------------      ------------

Cash and cash equivalents, end of period                            $  2,325,158      $ 16,934,276      $  4,715,942
                                                                    ============      ============      ============


       The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

         URI was formed in 1977 and incorporated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach ("ISL") or solution mining process. The primary customers of the Company are major utilities who utilize nuclear power to generate electricity. The Company continuously evaluates the creditworthiness of its customers. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present the Company owns both producing and development properties in South Texas and development properties in New Mexico. The Company's Rosita and Kingsville Dome uranium production facilities in South Texas resumed operations in June 1995 and March 1996, respectively, and were both in operation at December 31, 1997.

INVENTORIES

         Uranium inventory consists of uranium concentrates (U3O8) located at the Company's Rosita and Kingsville Dome sites and also at converters awaiting delivery to customers. All uranium inventories are valued at the lower of cost (first-in, first-out) or market. The cost of produced uranium includes all operating production costs, and provisions for depreciation, depletion and future restoration obligations. Materials and supplies inventory is valued at the lower of average cost or market.

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

PROPERTY, PLANT AND EQUIPMENT

Uranium Properties

         Capitalization of Development Costs - All acquisition, exploration and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Gains or losses are recognized upon the sale of individual property interests. All costs incurred in connection with unsuccessful acquisition and exploration efforts and abandoned properties are charged to expense when known. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by- property basis. Any impairment of such costs is recognized by providing a valuation allowance (see Note 2 - "Uranium Properties - Writedown of Abandoned Property"). Total exploration and evaluation costs capitalized in 1997, 1996 and 1995 were $120,000, $116,000 and $4,000, respectively.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997




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

Capitalization of Interest

         The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. Interest capitalized in the twelve months ended December 31, 1997, 1996 and 1995 amounted to $378,000, $11,000 and $11,000, respectively.
Total interest costs in these periods were $547,000, $621,000 and $536,000, respectively.

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

EARNINGS PER SHARE

         Effective with the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share", which sets standards for the calculation and presentations of earnings per share. FAS 128 supercedes APB Opinion No.15, Earnings per Share. Net earnings (loss) per common share - basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share - diluted has been calculated assuming the exercise or conversion of all dilutive securities on January 1 of each year presented or as of the date of issuance if later.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997



         The weighted average number of shares used to calculate basic earnings per share were 11,760,000, 8,789,000 and 8,098,000 in 1997, 1996 and 1995,
respectively. The weighted average number of shares used to calculate diluted earnings per share were 11,760,000, 10,031,000 and 8,098,000 in 1997, 1996 and
1995, respectively. The potential common stock that was excluded from the calculation of diluted earnings per share were 2,413,977, 46,000 and 1,321,940 in 1997, 1996 and 1995, respectively.

UNAMORTIZED DEBT ISSUANCE COSTS

         Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Additional disclosures of cash flow information follow:

                                              Twelve Months Ended December 31,
                                              1997          1996         1995
                                            --------      --------     --------
Cash paid during the period for:
     Interest                               $687,000      $501,000     $524,000

         The change in inventories in the Consolidated Statements of Cash Flows during 1997, 1996 and 1995 excludes the changes in uranium inventories for non-cash capitalized restoration and depreciation and depletion provisions. Such increases (decreases) totaled $(816,000), $1,923,000 and $391,000, respectively.

         Certain additional non-cash transactions occurred in 1997 and 1995, and such major transactions are summarized as follows:

In March 1997, 1,200,000 common shares were issued to Santa Fe
Pacific Gold in exchange for certain uranium mineral interests and exploration rights covering approximately 523,000 acres in New
Mexico.                                                              $7,800,000

In May 1995, 35,000 treasury shares were issued to financial
advisors in connection with the Lindner Note (Note 5).               $  130,200


RESTRICTED CASH

         At December 31, 1997, 1996 and 1995, the Company had pledged a certificate of deposit of $3,304,000, $2,780,000 and $713,000, respectively, in order to collateralize surety bonds required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997



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

RISKS AND UNCERTAINTIES

         Historically, the market for uranium has experienced significant price fluctuations. Prices are significantly impacted by global supply and demand which is affected by the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

2.       URANIUM PROPERTIES

KINGSVILLE DOME PROPERTY

         In 1981, the Company acquired an exploration property in South Texas, known as Kingsville Dome, from Exxon Corporation. After significant production in 1988-1990, the property was put on a standby basis because of low uranium spot prices and production ceased in September 1990.

         Wellfield development activities began in December 1995 at Kingsville Dome which lead to the resumption of production at the property in March 1996. Total uranium production for the period March 1996 through December 31, 1996 was approximately 860,000 pounds at a cost of approximately $12.31 per pound. Production in 1997 totaled 640,000 pounds at an average cost of approximately $15.47 per pound.

         Cost of uranium sales in 1996, and 1995 in the Consolidated Statements of Operations includes $293,000 and $512,000, respectively of costs incurred to maintain the facility while Kingsville Dome was on standby and not in production. At December 31, 1997 the property contained approximately 2.6 million pounds of estimated recoverable proved and probable reserves and the net carrying value of the property was approximately $19,098,000.

ROSITA PROPERTY

         In late 1985, the Company acquired several lease holdings in a uranium prospect ("Rosita") in South Texas. Construction and development activities began in the first quarter of 1990 and were completed in September 1990 with production commencing immediately thereafter. The property was originally put on a standby basis and production ceased in March 1992.

         Wellfield development activity began in early 1995 at Rosita which lead to the resumption of production at the property in June 1995. Total production for the year ended December 31, 1996 was approximately 500,000 pounds at a cost of approximately $11.80 per pound. Production in 1997 totaled 230,000 pounds at an average cost of approximately $16.92 per pound.

         Cost of uranium sales at December 31, 1995 in the Consolidated Statements of Operations includes $246,000 of Rosita standby costs. At December 31, 1997, the property contained approximately 900,000 pounds of estimated recoverable proved and probable uranium reserves and the net carrying value of the property at December 31, 1997 was approximately $7,443,000.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997



ALTA MESA PROPERTY

         In June 1996, the Company acquired the Alta Mesa property consisting of 4,575 acres of leases in South Texas for a cash payment of $4 million of which $1 million is recoverable against one-half of future royalties. The lease term ends in December 1999 unless production from the property commences by that date (subject to extension for permitting delays).

         As of December 31, 1997 the Alta Mesa property contained approximately 4,036,000 pounds of estimated recoverable proved and probable reserves. The Company filed license applications in the fourth quarter of 1996 and anticipates having the final permits in place in 1998. The net carrying value of this property at December 31, 1997 was approximately $4,918,000.

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

         Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties at December 31, 1997 was approximately $7,914,000.

CROWNPOINT PROPERTY

         In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1997, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. In August 1993, the Company acquired approximately 959 acres of leases adjoining the Crownpoint properties. Initial interpretation of the drilling data for all the properties acquired in 1988 and 1993 indicate total estimated recoverable proved and probable uranium reserves of approximately 25,323,000 pounds. The net carrying value of these properties at December 31, 1997 was approximately $8,317,000.

SANTA FE PROPERTIES

         In March 1997 the Company acquired from Santa Fe certain uranium mineral interests and exploration rights for uranium in New Mexico. The major components of the transaction include the following detail.

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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997



         The Company is obligated to spend on exploration $200,000 per year for the ten year period starting in March 1997 and $400,000 per year for the seven year period starting in March 2007. This expenditure can be made on any of the Category II or Category III properties. The net carrying value of the property at December 31, 1997 was approximately $11,038,000.

WRITEDOWN OF ABANDONED PROPERTY

         In the fourth quarter of 1995, the Company determined that certain evaluation projects in South Texas would not be pursued toward acquisition. The costs related to these projects were expensed in 1995 resulting in a pre-tax charge of approximately $163,000.

PROPERTY REALIZABILITY

         The Company's ability to recover its investment in its uranium properties is dependent upon a number of factors, including, the sales price of uranium, the Company's ability to deliver profitable uranium production to its existing and future sales contracts and the Company's ability to access the financing/capital that may be necessary to develop and produce future projects. As discussed in Note 1, the market price of uranium has been volatile in recent years and there can be no assurance that the Company can continue to enter into new sales contracts at prices that are above the Company's existing or future production costs or that it will be able to recover its investment in its uranium properties.

3.       CONTRACT COMMITMENTS

SALES CONTRACTS

         The Company has entered into several long-term contract commitments to sell uranium. Included in URI's long-term contracts are sales to be made under the Amendment to the Russian Suspension Agreements (the "Amendment"). Such sales involve the sale of Russian origin uranium providing it is matched with U.S. uranium mined after March 11, 1994. Under these arrangements, the Russian uranium is essentially sold at its approximate purchase price. As a result, these "pass-through" sales of specifically Russian origin uranium are not expected to have a significant impact on the future profitability of the Company's operations but they are an important aspect of the Company's ability to sell its uranium at prices that exceed market. Total future sales of uranium concentrates (excluding the Russian component of sales made under the Amendment) of approximately 3,882,000 pounds represent future revenues of approximately $54,542,000 over the various contract periods from January 1, 1998 through 2002. The average current price of such future contracted deliveries, with escalation calculated through December 31, 1997, is $14.05. The Company has contracts which include various pricing provisions including contracts with market related prices and price ceilings and price floors which escalate for between 80%-100% of future inflation, contracts with fixed prices which escalate for between 80%-100% of future inflation and another contract whose pricing is based upon 99% of market prices without a price ceiling or floor.

         All revenues for the twelve months ended December 31, 1997 were from sales to nine customers, four of which represented more than 10% of total revenues. Sales to these four customers totaled $5,500,000, $4,650,000, $4,445,000 and $3,851,000 in 1997.

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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997





PURCHASE CONTRACT COMMITMENTS

         In 1990, the Company entered into a long-term purchase contract to purchase 250,000 pounds per year from 1992 through 1995, at an original base price of $10.50 per pound as of January 1, 1990, escalated at the rate of 50% of the prime rate and 50% of inflation. In 1995, the Company took deliveries of 200,000 pounds under this contract. On November 29, 1995, the Company and the supplier both agreed to terminate the contract and forego the delivery of the remaining 50,000 pounds. In July 1992, the Company entered into a long-term purchase contract to purchase 200,000 pounds annually from 1993 through 1995. The contract contained spot market pricing considerations and carried a minimum price of $8.00 per pound escalated at a 6% rate and a maximum price of $8.00 per pound escalated at an 18% rate. Deliveries under this contract were completed in 1995.

         On August 28, 1995, the Company entered into two long-term Russian origin uranium purchase contracts to purchase between 40,000 and 60,000 pounds annually from 1995 through 1998 and to purchase a total of 480,000 pounds to be purchased from 1995 to 1998, respectively. The original base price of these two purchase commitments is significantly below current market prices for similar transactions. These contracts are subject to future price escalations based upon inflation indices. As of December 31, 1997, 90,000 pounds remain to be purchased with deliveries in 1998.

4.       SHORT-TERM DEBT

NATIONSBANK CREDIT AGREEMENT

         In May 1996 the Company entered into a $3.0 million revolving-credit facility with NationsBank, N.A. ("Nations"). In July, 1997 the facility was renewed and expanded to $5.0 million and for a two-year term. This facility is secured by the Company's uranium inventory and/or its receivables from its uranium sales contracts with interest on the loan accruing at the prime rate plus 1%. Principal and interest payments under the facility are due monthly. As of December 31, 1997, $1,950,000 was outstanding under this facility.

LINDNER SHORT-TERM NOTE

         In June 1996 the Company entered into an agreement with Lindner Dividend Fund for a $4.0 million note to acquire the Alta Mesa property. The terms of the note provide for the payment of both the principal and accrued interest by June 1997. Interest on the note accrued at a rate of 6.5% per annum. The entire principal amount plus accrued interest was repaid in January 1997.

5.       LONG-TERM DEBT

CITIBANK DEBT RESTRUCTURING AND EQUITY CONVERSION

         On August 19, 1994 Nuexco Exchange, A.G., ("NEAG"), a company then owned by Mr. Benton, acquired a note (the "Note") outstanding to Citibank, N.A. ("Citibank") for $6,500,000. To fund this acquisition of the Note and for an additional loan to the Company, NEAG borrowed $12,500,000 from Union Bank of Switzerland ("UBS") and made a new loan to the Company of $6,000,000. The $6,000,000 loaned to the Company was used to purchase 648,648 pounds of uranium at $9.25 per pound from EFN. The notes due NEAG ("NEAG Notes") were secured by 599,423 pounds of uranium purchased from EFN and by the contracts between the Company and certain utilities for delivery of uranium. NEAG assigned their notes due from the Company and the related security to UBS. NEAG and UBS released all other

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997



collateral that had secured the original Citibank Note. The balance of the notes was paid in full by October 1995.

LINDNER NOTE

         On May 25, 1995 the Company entered into an agreement with Lindner Investments and Lindner Dividend Fund, (the "Lender") two mutual funds managed by Ryback & Associates, for a $6 million secured convertible note with the Company (the "Lindner Note"). The Lindner Note was initially issued for a term of three years and bore interest at an annual rate of 6.5% and was convertible at any time during the three-year term into 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share. The Lender also received a three-year warrant to purchase 1.5 million shares of the Company's common stock at an initial price of $4.00 per share. In 1995, the Lender exercised 500,000 shares of warrants under the agreement for an infusion of $2.0 million to the Company. Certain other financial advisors associated with the transaction were granted warrants and options to purchase up to 150,000 shares at an initial exercise price of $4.00 per share. As of December 31, 1997, these certain other financial advisors have exercised 62,500 shares of warrants under the agreement.

         In March 1998, the Company entered into an agreement with the Lender to extend the maturity date of the Lindner Note to May 31, 2000. The note is convertible at any time during this term into 2.0 million shares of the Company's common stock at a conversion price of $3.00 per share. The exercise price and expiration date of the warrant was also adjusted. The remaining 1,000,000 shares under the warrant can be purchased by the Lender at $3.00 per share at any time during the term of the agreement which was extended to May 31, 2000.

         The Lindner Note is secured by a mortgage on the Company's Rosita and Kingsville Dome uranium properties in Texas. Part of the proceeds from the Lindner Note were used to pay down existing payables and provide funding to complete the production start-up of the Company's Rosita property. The balance of the proceeds were used to fund pre- production activities at the Company's Kingsville Dome facility to permit commencement of production in 1996.

PURCHASE MONEY OBLIGATION

         In 1987, the Company acquired certain long-term sales contract delivery rights in exchange for cash plus an assignment of a $3,000,000 future production payment, at $1.00 per pound of production sold from the Kingsville Dome and Rosita projects, starting in 1988. The production payment was recorded as a purchase money obligation at an original calculated present value of $2,379,839. The balance of the production payment was repaid in January 1997 ($730,074).

SUMMARY OF LONG-TERM DEBT

                                                      At December 31,
                                               ----------------------------
                                                   1997             1996
                                               -----------      -----------
Long-term debt of the Company consists of:
     Lindner Note                              $ 6,000,000      $ 6,000,000

     Purchase money obligation -
          Sales contract acquisitions                   --          730,074
     Crownpoint property (Note 2)                  407,054          407,054
     Other                                          62,289               --
                                               -----------      -----------
                                                 6,469,343        7,137,128
     Less - Current portion                         (7,000)         730,074
                                               -----------      -----------
          Total long-term debt                 $ 6,462,343      $ 6,407,054
                                               ===========      ===========

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997




Maturities of long-term debt are as follows:

For the Twelve Months Ended:               For the Twelve Months Ended:
----------------------------               ----------------------------
December 31, 1998                  7,000   December 31, 2001                     $   450,000
December 31, 1999                  7,000   December 31, 2002 and beyond                   --
December 31, 2000              6,005,000


6.       RELATED-PARTY TRANSACTIONS

During January 1995, a control group of companies based in Denver, Colorado (the "Benton Companies") held effective control of the common stock of the Company, the Company transferred $1.0 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. The specific Benton Companies which were to be part of the planned joint venture did not receive the transferred funds. In February 1995, the Benton Companies filed for bankruptcy (the "Benton Bankruptcy"). Because of the bankruptcy, the realizability of the Company's $1.0 million investment is doubtful. Shortly thereafter, the then Chairman and CFO of the Company, who were also officers of the Benton Companies, transferred $1.08 million out of the Company without the authorization of the Company's Board of Directors. The Company recovered $300,000 in June 1995 and $575,000 in mid-1997 from the $1.08 million transfer, but $1.2 million of the initial $2.08 has not been recovered and there can be no assurance that the Company's efforts to pursue remedies will be successful. The Company recorded losses totaling $1.78 million for these transactions in 1995. The $575,000 recovered in 1997 was recorded to other income in the second quarter of this year.

         In connection with the Benton Bankruptcy, the bankrupt estates have commenced an action against the Company in the United Stated Bankruptcy Court for the District of Colorado. The action seeks to recover approximately $1,600,000 from various transactions entered into with the Benton Companies. The Company intends to vigorously defend this action. The Company is unable to assess what adverse consequences, if any, might result from such action. The Company has asserted claims against Benton and the Benton Companies in the bankruptcy proceedings.

7.       SHAREHOLDERS' EQUITY

COMMON STOCK

Common Stock Issued in 1997

         In March 1997, the Company issued 1,200,000 shares of common stock to Santa Fe Pacific Gold Corporation in exchange for certain uranium mineral interests in New Mexico. The value of the common stock for the transaction was $6.50 per share and resulted in an increase to shareholders equity of $7.8 million.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997





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

WARRANTS

Lindner Warrants

         In connection with the May 1995 Lindner Note as discussed in Note 5, the Company issued a three-year warrant to purchase 1,500,000 shares of the Company's common stock at an initial conversion price of $4.00 per share. The warrants were initially exercisable at any time through May 1998. In 1995, 500,000 warrants were exercised. In addition, the Lindner Note was convertible at any time during the three year term into 1,500,000 shares of the Company's common stock at an initial conversion price of $4.00 per share, none of which have been converted at December 31, 1997. In March 1998, the Company extended the maturity date of the Lindner Note and revised the terms of the warrants and the convertible securities. See Note 5 - Long-Term Debt "Lindner Note" for further discussion.

Financial Advisors' Warrants/Options

         On May 25, 1995, the Company issued a three-year warrant to purchase 100,000 shares of the Company's common stock at an initial conversion price of $4.00 per share to certain financial advisors associated with the Lindner Note transaction. The warrants are convertible at any time through May 1998. In addition, the Company granted options to purchase 50,000 shares at an initial conversion price of $4.00 per share. The options are immediately exercisable and expire on March 6, 2000. As of December 31, 1997, 62,500 warrants have been exercised.

STOCK OPTIONS

Directors Stock Options

         On May 25, 1995, the Company granted options to certain directors of URI, to purchase 200,000 shares of the Company's common stock at an exercise price of $4.50 per share. All such options are immediately exercisable and were originally scheduled to expire May 24, 1998 or 30 days after the holder ceases to be a director of the Company or one year after such holder's death, whichever occurs first. In November 1997, the term of these options was revised for three years and the exercise price was increased to $4.75 per share. None of these options have been exercised as of December 31, 1997.

         On August 16, 1995, the Company granted options to a director of URI, to purchase 100,000 shares of the Company's common stock at an exercise price of $8.38 per share which was the fair market value of a share of common stock on August 16, 1995. Such options are immediately exercisable and were originally scheduled to expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after his death, whichever occurs first. In November 1997, the term of these options was revised for three years and the exercise price was increased to $8.63 per share. None of these options have been exercised as of December 31, 1997.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997




Other Stock Options

         On July 31, 1995, the Company granted options to a former officer of the Company to purchase 50,000 shares of the Company's common stock at an exercise price of $4.75 per share which was the fair market value of a share of common stock on that date. All of these options were exercised in 1996.

8.       STOCK-BASED COMPENSATION PLANS

         The Company has three stock option plans, the Employees' Stock Option Plan, the Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("FAS 123"), the Company's net earnings (loss) and earnings (loss) per share ("EPS") for the year ended December 31, 1997, 1996 and 1995 would have been reduced to the following pro forma amounts:

                                                1997             1996             1995
                                            -----------       ----------     ------------
Net Earnings (Loss):      As reported       $(1,324,871)      $  758,863     $  (936,188)
                            Pro forma       $(2,983,028)      $ (519,164)    $ 1,414,842)

          Basic EPS:      As reported       $     (0.11)      $     0.08     $     (0.12)
                            Pro forma       $     (0.25)      $    (0.06)    $     (0.16)

        Diluted EPS:      As reported       $     (0.11)      $     0.08     $     (0.12)
                            Pro forma       $     (0.25)      $    (0.06)    $     (0.16)

         The fair value of each option is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: expected volatility of 70%, 65% and 71% and risk-free interest rates of 6.4%, 6.0% and 6.1%. An expected life of 5.0, 4.6 and 5.0 years was used for options granted to the employees and directors, respectively.

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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997





                                                           ------------------------------------------------
                                                                        At December 31, 1997
                                                           ------------------------------------------------
                                                             Options
                                       Exercise   Options    Available    Options    Options      Options
       Date of Grant                    Price     Granted  for Exercise  Exercised   Canceled   Outstanding
-----------------------------------------------------------------------------------------------------------
January 15, 1992                        $2.94     617,248     104,623     327,625     185,000      104,623
May 22, 1992                            $3.00       2,000          --       1,000       1,000           --
-----------------------------------------------------------------------------------------------------------
   Balances at December 31, 1992                  619,248     104,623     328,625     186,000      104,623
-----------------------------------------------------------------------------------------------------------
February 26, 1993                       $2.50      10,000          --       2,500       7,500           --
May 27, 1993                            $3.50       2,000          --         500       1,500           --
-----------------------------------------------------------------------------------------------------------
   Balances at December 31, 1993                  631,248     104,623     331,625     195,000      104,623
-----------------------------------------------------------------------------------------------------------
July 11, 1994                           $4.38      20,000      15,000          --          --       20,000
August 10, 1994                         $4.25     140,000      14,000       1,000     120,000       19,000
December 15, 1994                       $5.88       3,000       1,500          --       1,000        2,000
-----------------------------------------------------------------------------------------------------------
   Balances at December 31, 1994                  794,248     135,123     332,625     316,000      145,623
-----------------------------------------------------------------------------------------------------------
February 24, 1995                       $4.13     210,000      50,000          --     110,000      100,000
April 12, 1995                          $3.88      10,000       5,000          --          --       10,000
May 26, 1995                            $3.75      40,000      20,000          --          --       40,000
August 16, 1995                         $8.38     100,000      50,000          --          --      100,000
August 31, 1995                         $6.88     127,508      53,792          --      19,924      107,584
October 11, 1995                        $6.94      35,000      17,500          --          --       35,000
December 19, 1995                       $5.50       3,000       1,500          --          --        3,000
-----------------------------------------------------------------------------------------------------------
   Balances at December 31, 1995                1,319,756     332,915     332,625     445,924      541,207
-----------------------------------------------------------------------------------------------------------
February 22, 1996                       $9.75     178,810      40,238          --      17,880      160,930
May 29, 1996                           $17.00       3,000         750          --          --        3,000
May 30, 1996                           $16.13      75,000      18,750          --          --       75,000
July 22, 1996                          $11.13      50,000      12,500          --          --       50,000
-----------------------------------------------------------------------------------------------------------
   Balances at December 31, 1996                1,626,566     405,153     332,625     463,804      830,137
-----------------------------------------------------------------------------------------------------------
February 10, 1997                      $7.125     182,405          --          --      10,700      171,705
April 1, 1997                           $5.50      55,000          --          --          --       55,000
May 1, 1997                             $5.00       3,000          --          --          --        3,000
-----------------------------------------------------------------------------------------------------------
   Balances at December 31, 1997                1,866,971     405,153     332,625     474,504    1,059,842
===========================================================================================================


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

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997




9.       FEDERAL INCOME TAXES

         The deferred federal income tax liability consists of the following:

                                                             December 31,
                                                     ----------------------------
                                                         1997             1996
                                                     -----------      -----------
Property development costs - net of amortization     $ 6,775,000      $ 6,745,000
Property acquisition costs                           $ 2,652,000               --
Accelerated depreciation                                 210,000          180,000
Restoration reserves                                  (1,605,000)      (1,362,000)
Net operating loss and percentage
   depletion carryforwards                            (5,396,000)      (5,296,000)
Valuation allowance and other - net                    2,331,000        2,366,000
                                                     -----------      -----------
     Total deferred income tax liability             $ 4,967,000      $ 2,633,000
                                                     ===========      ===========


         Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:


                                                          For the Twelve Months Ended December 31,
                               -------------------------------------------------------------------------------------------------
                                           1997                              1996                              1995
                               ---------------------------       ----------------------------       ----------------------------
                                               % of Pretax                        % of Pretax                        % of Pretax
                                  Amount         Income             Amount           Income           Amount           Income
                               -----------      ----------       -----------       ----------       -----------       ----------
Pretax income (loss)           $(1,598,096)                      $   758,863                        $(1,170,188)
                               -----------      ----------       -----------       ----------       -----------       ----------
Pretax income (loss)
  times statutory tax rate        (543,000)           34.0%          258,000             34.0%         (398,000)           (34.0%)
Increases (reductions) in
  taxes resulting from:
   Percentage depletion            543,000           (34.0%)        (258,000)           (34.0%)         398,000
                                                                                                                            34.0%
   Alternative minimum
      Tax                         (273,225)            0.0%               --               0.0%         (234,000)           (20.0%)
                               -----------      ----------       -----------       ----------       -----------       ----------
Income tax
  expense (benefit)            $  (273,225)          (17.1%)     $        --              0.0%      $  (234,000)           (20.0%)
                               ===========      ==========       ===========       ==========       ===========       ==========



         The Company's net operating loss carryforwards generated in 1997 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax ("AMT") rates imposed by the 1986 Tax Reform Act ("the 86 ACT"). It is expected that these deferred tax assets will be realized at such rates.

         At December 31, 1997, approximately $8,300,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. The Company paid $45,000 in federal income taxes in 1997. No tax payments were required in 1996 or 1995.

         The Company also has available for regular federal income tax purposes at December 31, 1997 estimated net operating loss carryforwards of approximately $10,400,000 which expire primarily in 1999 through 2011, if not previously utilized. At December 31, 1997, the Company had investment tax credit carryforwards of approximately $14,000, after adjusting for the reductions required by the 86 ACT, which expire for regular tax purposes in 1998 through 2000.

                            URANIUM RESOURCES, INC.

                               DECEMBER 31, 1997





10.      OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

                                                                            December 31,
                                                                -----------------------------------
                                                                      1997               1996
                                                                ----------------  -----------------
Reserve for future restoration and reclamation costs,
   net of current portion of $511,000 and $368,000 in
   1997 and 1996 (Note 1)                                       $      4,251,108  $       3,768,495
Unearned revenue from Russian matched sales (Note 1)                     536,318            510,794
                                                                ----------------  -----------------
                                                                $      4,787,427  $       4,279,289
                                                                ================  =================

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

12.      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. Carrying amounts for all financial instruments approximate fair value as of December 31, 1997. The fair value of debt is estimated based on the discounted value of the future cash flows using borrowing rates currently available to the Company for loans with similar terms and average maturities.

                                                                     SCHEDULE II


                            URANIUM RESOURCES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                         Additions
                                                ---------------------------
                                   Balance at    Charged to      Charged to
                                   Beginning       Costs            Other                       Balance at End
          Description              of Period    and Expenses      Accounts       Deductions (a)   of  Period
--------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Accrued restoration costs ...  $4,136,495     $1,032,587     $   89,703(b)     $  317,271     $4,762,108(d)

Year ended December 31, 1996:
   Accrued restoration costs ...  $2,990,151     $1,479,939     $  180,380(b)     $  513,975     $4,136,495(d)

Year ended December 31, 1995:
   Accrued restoration costs ...  $2,427,624     $  596,482     $   70,153(b)     $  104,108     $2,990,151(d)

-----------

(a)  Deductions represent costs incurred in the restoration process.

(b) Increase (decrease) resulted primarily from the change in the amounts of restoration provision included in ending uranium inventory.

(c) Decrease resulted primarily from restoration provision amounts in beginning inventory which were expensed in the current year.

(d) Amounts recorded as current liabilities at December 31, 1997, 1996 and 1995 are $511,000, $368,000 and $544,000, respectively.

                                  EXHIBIT INDEX


                                                                                                 Sequentially
Exhibit                                                                                          Numbered
Number            Description                                                                    Page
3.1*              Restated Certificate of Incorporation of the Company, as amended
                  (filed with the Company's Annual Report on Form 10-K dated March 27,
                  1997).

3.2*              Restated Bylaws of the Company (filed with the Company's Form S-3
                  Registration No. 333-17875 on December 16, 1996).

4.1*              Registration Rights Agreement dated March 25, 1997 between the
                  Company and Santa Fe Pacific Gold Corporation (filed with the
                  Company's Annual Report on Form 10-K dated March 27, 1997).

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

                                                                                                 Sequentially
Exhibit                                                                                          Numbered
Number            Description                                                                    Page
10.10*            Contract dated as of November 17, 1987 and amended as of May
                  29, 1992 by Hydro Resources, Inc., a wholly-owned subsidiary of Uranium Resources, Inc., and Public Service of New Mexico
                  (filed with the Company's Form 8 - Amendment to Application or
                  Report as filed with the Securities and Exchange Commission on
                  December 9, 1988).(1)

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

10.13*            U3O8 Sales Agreement dated September 30, 1988 between GPU Nuclear
                  Corporation and URI, Inc. guaranteed by Uranium Resources, Inc.
                  (filed with the Company's Form 8 - Amendment to Application or Report
                  as filed with the Securities and Exchange Commission on December 9,
                  1988)(1).

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

10.16*            Loan Agreement entered into June 18, 1996 by and between Lindner Dividend
                  Fund and the Company (filed with the Company's Annual Report on Form 10-K dated March 27, 1997).

10.17* Uranium Concentrates Sales Agreement dated August 28, 1996 by and between the Company and Georgia Power Company (filed with the Company's Quarterly Report on Form 10-Q/A-2 for the quarter ended September 30, 1996).(1)

10.18* Uranium Concentrates Sales Agreement dated August 21, 1996 by and between the Company and Commonwealth Edison Company (filed with the Company's Quarterly Report on Form 10-Q/A-2 for the quarter ended September 30, 1996).(1)

10.19*            Agreement of Santa Fe Pacific Gold Corporation as Uranco, Inc. Shareholder
                  with the Company and Guarantee of the Company dated as of March 25, 1997
                  (filed with the Company's Annual Report on Form 10-K dated March 27, 1997). (1)

10.20* Stock Exchange Agreement and Plan of Reorganization dated as of March 25, 1997 (filed with the Company's Annual Report on
                  Form 10-K dated March 27, 1997).

                                                                                                 Sequentially
Exhibit                                                                                          Numbered
Number            Description                                                                    Page
10.21*            License to Explore and Option to Purchase dated March 21, 1997 between
                  Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company's
                  Annual Report on Form 10-K dated March 27, 1997). (1)

10.22             Amendment #1 to Nonqualified Stock Option Agreement dated November 17, 1997 between the Company and Leland O. Erdahl.

10.23             Amendment #1 to Nonqualified Stock Option Agreement dated November 17, 1997 between the Company and George R. Ireland.

10.24             Amendment #1 to Nonqualified Stock Option Agreement dated November 17, 1997 between the Company and James B. Tompkins.

10.25             Compensation Agreement dated June 2, 1997 between the Company and
                  Paul K. Willmott.

10.26             Compensation Agreement dated June 2, 1997 between the Company and
                  Richard F. Clement, Jr.

10.27             Compensation Agreement dated June 2, 1997 between the Company and
                  Joe H. Card.

10.28             Compensation Agreement dated June 2, 1997 between the Company and
                  Richard A. Van Horn.

10.29             Compensation Agreement dated June 2, 1997 between the Company and
                  Thomas H. Ehrlich.

10.30             Compensation Agreement dated June 2, 1997 between the Company and
                  Mark S. Pelizza.

10.31             Note and Warrant Exchange Agreement dated March 23, 1998 between the
                  Company and Lindner Investments.

10.32             6.5% Secured Convertible Note for $1,500,000 dated March 23, 1998 between the Company and Lindner Investments.

10.33             6.5% Secured Convertible Note for $4,500,000 dated March 23, 1998 between the Company and Lindner Investments.

10.34             Warrant to Purchase Common Stock for 625,000 shares dated March 23, 1998 between the Company and Lindner Investments.

10.35             Warrant to Purchase Common Stock for 325,000 shares dated March 23, 1998 between the Company and Lindner Investments.

21.1              Subsidiaries of the Company.

23.1              Consent of Arthur Andersen LLP.

27                Financial Data Schedule

         *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

         (1)Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.