Form 10-Q
period 1998-03-31
URANIUM RESOURCES INC /DE/
filed 1998-05-15
CIK 839470

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---  Exchange Act of 1934

                For the quarterly period ended March 31, 1998 or

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
                                          Yes     X      No
                                               ------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class of Common Stock      Number of Shares Outstanding
     -----------------------------------      ----------------------------

        Common Stock, $.001 par value        12,053,027 as of  May 11, 1998


-------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                    1998 FIRST QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


         Item 1.  Financial Statements

                           Consolidated Balance Sheets -
                               March 31, 1998 (Unaudited) and
                               December 31, 1997                                                   3

                           Consolidated Statements of Operations -
                               Three Months Ended March 31, 1998 and 1997
                               (Unaudited)                                                         5

                           Consolidated Statements of Cash Flows -
                               Three Months Ended March 31, 1998
                               and 1997 (Unaudited)                                                6

                           Notes to Consolidated Financial
                               Statements - March 31, 1998 (Unaudited)                             7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                          7


PART II -- OTHER INFORMATION                                                                      12


SIGNATURES                                                                                        13


INDEX TO EXHIBITS                                                                                 E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1998 AND DECEMBER 31, 1997 (NOTE 1)

                                     ASSETS



                                                            March 31,           December 31,
                                                        ----------------      ----------------
                                                              1998                  1997
                                                        ----------------      ----------------
                                                          (Unaudited)

Current assets:
   Cash and cash equivalents                              $    588,253         $  2,325,158
   Short-term investment:
        Certificate of deposit, restricted                   3,386,821            3,304,195
   Receivables, net                                          4,519,536            4,507,090
   Uranium inventory                                         1,793,013            2,260,200
   Materials and supplies inventory                             96,450               91,047
   Prepaid and other current assets                            279,475              253,910
                                                          ------------         ------------
        Total current assets                                10,663,548           12,741,600
                                                          ------------         ------------

Property, plant and equipment, at cost:
   Uranium properties                                       99,415,460           97,100,015
   Other property, plant and equipment                         580,676              580,676
   Less-accumulated depreciation and depletion             (38,074,879)         (36,235,274)
                                                          ------------         ------------
        Net property, plant and equipment                   61,921,257           61,445,417

Other assets                                                   693,539              676,952
                                                          ------------         ------------
                                                          $ 73,278,344         $ 74,863,969
                                                          ============         ============












         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1998 AND DECEMBER 31, 1997 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                      March 31,                December 31,
                                                                  ----------------           ----------------
                                                                        1998                       1997
                                                                  ----------------           ----------------
                                                                     (Unaudited)

Current liabilities:
   Accounts payable                                                 $    880,037         $  3,233,277
   Notes payable                                                       2,100,000            1,950,000
   Accrued interest payable                                                3,350                5,035
   Current portion of long-term debt                                       7,000                7,000
   Royalties payable                                                     683,223              630,284
   Current portion of restoration reserve                                511,000              511,000
   Other accrued liabilities                                             571,686              405,814
                                                                    ------------         ------------
        Total current liabilities                                      4,756,296            6,742,410
                                                                    ------------         ------------

Other long-term liabilities and deferred credits                       5,006,912            4,787,427

Long-term debt, less current portion                                   6,054,874            6,462,343

Deferred federal income taxes                                          5,036,810            4,967,000

Shareholders' equity:
        Common stock, $.001 par value, shares authorized:
        25,000,000 shares issued and outstanding
        (net of treasury shares):  1998 - 12,053,027
        1997 - 12,053,027                                                 12,205               12,205

        Paid-in capital                                               40,629,923           40,222,359
        Retained earnings                                             11,790,742           11,679,643
        Less:  Treasury stock (152,500 shares), at cost                   (9,418)              (9,418)
                                                                    ------------         ------------
             Total shareholders' equity                               52,423,452           51,904,789
                                                                    ------------         ------------
                                                                    $ 73,278,344         $ 74,863,969
                                                                    ============         ============





         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (NOTE 1)
                                   (UNAUDITED)


                                                                                   March 31,
                                                                      -------------------------------------
                                                                           1998                   1997
                                                                      --------------         --------------

Revenues:
   Uranium sales -
        Produced uranium                                                $  4,935,166         $  3,796,400
        Purchased uranium                                                  1,126,800                3,413
                                                                        ------------         ------------
          Uranium sales                                                    6,061,966            3,799,813

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                                     961,937                 --
        Royalties                                                            224,270              219,543
        Operating expenses                                                 1,680,773            1,176,287
        Provision for restoration and reclamation costs                      262,841              248,058
        Depreciation and depletion                                         2,203,668            1,842,249
                                                                        ------------         ------------
          Total cost of uranium sales                                      5,333,489            3,486,137
                                                                        ------------         ------------

   Earnings from operations before corporate expenses                        728,477              313,676

   Corporate expenses -
        General and administrative                                           594,528              844,074
        Depreciation                                                           4,923                5,709
                                                                        ------------         ------------
          Total corporate expenses                                           599,451              849,783
                                                                        ------------         ------------
Earnings (loss) from operations                                              129,026             (536,107)

Other income (expense):
        Interest expense, net of capitalized interest                        (36,820)             (66,918)
        Interest and other income, net                                        46,893              167,284
                                                                        ------------         ------------
          Total other income                                                  10,073              100,366
                                                                        ------------         ------------
Earnings (loss) before federal income taxes                                  139,099             (435,741)

Federal income tax expense (benefit):
   Current                                                                      --                   --
   Deferred                                                                   28,000              (87,000)
                                                                        ------------         ------------
Net earnings (loss)                                                     $    111,099         $   (348,741)
                                                                        ============         ============

Net earnings (loss) per common share and common equivalent share
   (Basic and diluted)                                                  $       0.01         $      (0.03)
                                                                        ============         ============
Weighted average common shares and common
   equivalent shares per share data                                       12,056,233           10,917,694
                                                                        ============         ============



         The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (NOTE 1)
                                   (UNAUDITED)



                                                                                     March 31,
                                                                        -----------------------------------
                                                                              1998                1997
                                                                        ----------------    ---------------

Cash flows from operations:
   Net earnings (loss)                                                   $    111,099         $   (348,741)
   Reconciliation of net income to cash provided by operations-
        Provision for restoration and reclamation costs                       262,841              248,058
        Depreciation and depletion                                          2,208,591            1,847,958
        Provision (credit) for deferred income taxes                           28,000              (87,000)
        Decrease in restoration and reclamation accrual                        (1,051)             (81,894)
        Other non-cash items, net                                             159,409             (162,659)
                                                                         ------------         ------------
Cash flow provided by operations, before changes in
   operating working capital items                                          2,768,889            1,415,722
Effect of changes in operating working capital items-
   (Increase) decrease in receivables                                         (12,446)            (145,593)
   (Increase) decrease in inventories                                          25,083             (498,037)
   Increase in prepaid and other current assets                              (122,050)            (145,455)
   Decrease in payables and accrued liabilities                            (2,136,114)          (1,084,780)
                                                                         ------------         ------------

Net cash provided by (used in) operations                                     523,362             (458,143)
                                                                         ------------         ------------

Investing activities:
   Increase in investments                                                    (82,626)             (37,014)
   Additions to property, plant and equipment -
        Kingsville Dome                                                    (1,200,641)          (1,817,104)
        Rosita                                                               (130,651)            (699,358)
        Vasquez                                                              (308,206)             (29,620)
        Alta Mesa                                                             (11,125)            (182,503)
        Churchrock                                                           (327,476)            (261,965)
        Crownpoint                                                           (148,920)            (229,410)
        Other property                                                       (189,291)            (108,856)
   Decrease (increase) in other assets                                         (9,712)               4,228
                                                                         ------------         ------------

Net cash used in investing activities                                      (2,408,648)          (3,361,602)
                                                                         ------------         ------------

Financing activities:
   Payments and refinancings of principal                                     148,351           (6,170,074)
   Issuance of common stock and warrants, net                                    --                 57,999
                                                                         ------------         ------------

Net cash provided by (used in) financing activities                           148,351           (6,112,075)
                                                                         ------------         ------------

Net decrease in cash and cash equivalents                                  (1,736,905)          (9,931,820)
Cash and cash equivalents, beginning of period                              2,325,158           16,934,276
                                                                         ------------         ------------

Cash and cash equivalents, end of period                                 $    588,253         $  7,002,456
                                                                         ============         ============



         The accompanying notes to financial statements are an integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1998.


2.       LONG-TERM DEBT

         EXTENSION OF NOTE TERMS

         In March 1998, the Company entered into an agreement to extend the maturity date from May 31, 1998 to May 31, 2000 on the $6,000,000 secured convertible note that was issued from mutual funds managed by Ryback Management Company. The note is convertible into shares of the Company's common stock. In exchange for the extension in the term of the note, the conversion price was adjusted from $4.00 per share to $3.00 per share. In the same transaction, the exercise price for warrants held by the lenders to purchase 1,000,000 shares of the Company's common stock has also been adjusted from $4.00 to $3.00 per share, and the expiration date of the warrants has been extended from May 31, 1998 to May 31, 2000. In connection with this transaction the Company allocated $408,000 for the value of the warrants resulting in an effective rate of 10% on the refinanced note.

         CAPITALIZED INTEREST

         Interest capitalized in the three months ended March 31, 1998 and 1997 was $118,000 and $69,000, respectively. Total interest costs in these periods were $155,000 and $136,000, respectively.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This Item 2 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, proved undeveloped reserves and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's 1997 Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

         For the quarter ended March 31, 1998, the Company's cash and cash equivalents were $588,000 a decrease of $1,737,000 as compared to a decrease of $9,932,000 for the first quarter of 1997. The Company's uranium operations generated cash flow from operations of $523,000 for the quarter ended March 31, 1998, in comparison to negative cash flow from operations in the same period in 1997 of $458,000. The Company's net working capital at March 31, 1998 was $5,907,000.


Investing Cash Flows

         South Texas Projects

         During the three months ending March 31, 1998, development expenditures totaling $1,201,000 and $131,000 were incurred at the Company's Kingsville Dome and Rosita sites, respectively. The expenditures at the Kingsville Dome project were primarily for activities on the wellfields in the recently obtained PAA #3 and on the acquisition and construction of the remote ion exchange plants to be used in production from PAA #3. Capital expenditures incurred on the Alta Mesa project for the three months ended March 31, 1998 were minimal and were related primarily to permitting and licensing activities. The Company expects to fund its 1998 operating and capital expenditures at its Kingsville Dome, Rosita, and Alta Mesa projects from cash on hand, sales proceeds under 1998 uranium deliveries and through existing financing arrangements.

         New Mexico Projects

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $476,000 for the three months ending March 31, 1998 compared to costs of $491,000 for the first quarter of 1997. Capital requirements for 1998 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing.

Financing Cash Flows

         In May 1996, the Company entered into a $3.0 million revolving credit facility. This facility was renewed and expanded for a two year term to a $5.0 million credit facility in July 1997. This facility is secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Borrowings under this facility at March 31, 1998 totaled $2,100,000.

         In June 1996, the Company received $4.0 million in proceeds from the one-year note entered into with the Lindner Dividend Fund. The terms of the note provided for the payment of both the principal and accrued interest by June 1997 with interest on the note accruing at a rate of 6.5% per annum. The $4.0 million principal amount and accrued interest on this note was paid in January 1997.

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

ENVIRONMENTAL ASPECTS

         The Company utilizes ISL solution mining technology as its only mining method. Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". Nevertheless, the Company is highly regulated. Its primary environmental costs to date have been related to obtaining and complying with environmental mining permits and, once mining is completed, the reclamation and restoration of the surface areas and underground water quality to a condition consistent with applicable requirements. Accruals for the estimated future cost of such activities are made on a per-pound basis as part of production costs. See the Consolidated Statements of Operations for the applicable provisions for such future costs. See also Note 1 - "Restoration and Reclamation Costs" of Notes to Consolidated Financial Statements in the Company's Form 10-K as of December 31, 1997.

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

Three Months Ended March 31, 1998 and 1997

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                                         Three Months Ended
                                                                             March 31,
                                                                    -----------------------------
                                                                       1998             1997
                                                                    -----------      ------------
                                                                     (In thousands, except per
                                                                            pound data)

                   Uranium sales revenue                            $  6,062          $  3,800

                   Total pounds delivered                                370               232

                   Average sales price/pound                        $  16.37          $  16.38

                   Pounds produced                                       227               247
                   Pounds purchased                                      100                --

                   Average production cost of produced pounds       $  15.87          $  15.37

                   Average cost of purchased pounds                 $  10.50               N/A

                   Average cost of produced pounds sold             $  14.88          $  13.96
                   Average cost of purchased pounds sold            $  10.50               N/A


         Revenue from uranium sales in the first quarter of 1998 increased by $2,262,000 from 1997 amounts. The average sales price for total uranium deliveries in the first quarter ending March 31, 1998 and 1997 was $16.37 per pound and $16.38 per pound, respectively. Total uranium deliveries in the first quarter of 1998 of 370,000 pounds was 138,000 pounds higher than those made in the same period in 1997.

         Details of the cost of uranium sales were as follows:


                                                                            Three Months Ended
                                                                                March 31,
                                                                       -----------------------------
                                                                          1998              1997
                                                                       ------------      -----------
                                                                              (In thousands)

                   Cost of purchased uranium                            $    962           $   --
                   Royalties                                                 224               220
                   Operating expenses                                      1,681             1,176
                   Provision for restoration and reclamation costs           263               248
                   Depreciation and depletion of uranium properties        2,204             1,842
                                                                        -------            -------
                             Total cost of uranium sales                $ 5,334            $ 3,486
                                                                        ========           =======


         The Company produced 227,000 pounds of uranium from the Rosita and Kingsville Dome facilities in the three months ending March 31, 1998, compared to 247,000 pounds in the same quarter of 1997. The average per pound production cost for the first quarter of 1998 of $15.87 was slightly higher than the corresponding period of 1997 ($15.37 per pound).

         In January 1998, the Company received the necessary regulatory permits at Kingsville Dome to expand its production into PAA #3, located northwest of the current production fields. This new production area is expected to contain approximately 2.0 million in-place pounds (70% of which are projected to be produced). Wellfield development is currently underway in this area and production is projected to begin in June 1998. Beginning with the first wellfield in PAA #3, the Company will implement new operating techniques which will utilize a remote ion exchange plant concept. This change in technique is expected to increase production efficiency and reduce overall production costs. There can be no assurance that such methods will enhance production or reduce overall production costs.

         Operating expenses attributable directly to the sale of Kingsville Dome and Rosita produced pounds totaled $1,681,000 ($6.03 per pound) in the first quarter ended March 31, 1998 compared to $1,176,000 ($5.07 per pound) for Kingsville Dome and Rosita produced pounds that were sold in the same period in 1997.

         The provision for restoration and reclamation in the first three months ended March 31, 1998 consists of $263,000 ($0.94 per pound) for production sold during 1998. The provision for restoration and reclamation in the first quarter ended March 31, 1997 consists of $219,000 ($0.95 per pound) for Rosita production sold and $29,000 for costs associated with reclamation at the Benavides project (a previous mining location).

         The depreciation and depletion provision in the quarter ended March 31, 1998 consisted of $2,204,000 ($7.91 per pound) for Rosita and Kingsville Dome production sold. The depreciation and depletion provision in the first quarter of 1997 consisted of $1,842,000 ($7.94 per pound) for Rosita and Kingsville Dome production sold.

         Royalty expenses in the first three months of 1998 totaled $213,000 compared to $220,000 in 1997.

         The average cost of uranium purchases made in the first quarter of 1998 was $10.50. No pounds were purchased in the same period in 1997. Total deliveries in the first three months of 1998 consisted of 279,000 produced pounds at an average cost per pound of $14.88 and 100,000 purchased pounds at a cost of $10.50 per pound. During the same period in 1997, the Company delivered 232,000 produced pounds, at an average cost per pound of $13.96. No purchased pounds were delivered during the first quarter of 1997.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $595,000 in the first quarter of 1998 from $844,000 in the first quarter of 1997. This reduction resulted primarily from employee incentive awards paid in the first quarter of 1997 of $168,000 compared to no such awards in 1998.

         Total other income for the first quarter of 1998 decreased by $90,000 from the same period in 1997. This change resulted from lower interest income and was offset by a reduction in net interest of $120,000 and $30,000, respectively for the first three months of 1998. The lower interest income resulted from reductions in average available cash and investment balances which were generated from the Company's equity placement in December 1996.

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



                                       URANIUM RESOURCES, INC.







Dated:  May  11, 1998                  By:   /S/   Paul K. Willmott
                                          -------------------------
                                             Paul K. Willmott
                                             Director, President and
                                             Chief Executive Officer









Dated:  May  11, 1998                  By:   /S/   Thomas H. Ehrlich
                                          --------------------------
                                             Thomas H. Ehrlich
                                             Vice President - Finance and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  27              FINANCIAL DATA SCHEDULE