Form 10-Q
period 1998-06-30
URANIUM RESOURCES INC /DE/
filed 1998-08-19
CIK 839470

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X         Quarterly report pursuant to Section 13 or 15(d) of the Securities
----        Exchange Act of 1934

                 For the quarterly period ended June 30, 1998 or

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
                                          Yes     X      No
                                                ----          ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Title of Each Class of Common Stock             Number of Shares Outstanding
  -----------------------------------             ----------------------------
    Common Stock, $.001 par value             12,053,027 as of  August 17, 1998

--------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                    1998 SECOND QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets -
                               June 30, 1998 (Unaudited) and
                               December 31, 1997                                                   3

                           Consolidated Statements of Operations -
                               Six Months and Three Months Ended June 30, 1998 and 1997
                               (Unaudited)                                                         5

                           Consolidated Statements of Cash Flows -
                               Six Months Ended June 30, 1998
                               and 1997 (Unaudited)                                                6

                           Notes to Consolidated Financial
                               Statements - June 30, 1998 (Unaudited)                              7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                          7


PART II -- OTHER INFORMATION                                                                       12

SIGNATURES                                                                                         13

INDEX TO EXHIBITS                                                                                  E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1998 AND DECEMBER 31, 1997 (NOTE 1)

                                     ASSETS




                                                   June 30,         December 31,
                                                -------------      -------------
                                                    1998               1997
                                                -------------      -------------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents                    $    1,493,050      $   2,325,158
  Short-term investment:
      Certificate of deposit, restricted            3,527,663          3,304,195
  Receivables, net                                     58,591          4,507,090
  Uranium inventory                                 2,599,667          2,260,200
  Materials and supplies inventory                     97,475             91,047
  Prepaid and other current assets                    197,639            253,910
                                                -------------      -------------
      Total current assets                          7,974,085         12,741,600
                                                -------------      -------------

Property, plant and equipment, at cost:
  Uranium properties                              101,603,498         97,100,015
  Other property, plant and equipment                 580,967            580,676
  Less-accumulated depreciation and depletion     (39,356,559)       (36,235,274)
                                                -------------      -------------
      Net property, plant and equipment            62,827,906         61,445,417

Other assets                                          714,585            676,952
                                                -------------      -------------
                                                $  71,516,576      $  74,863,969
                                                =============      =============


     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1998 AND DECEMBER 31, 1997 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                        June 30,        December 31,
                                                      ------------      ------------
                                                          1998             1997
                                                      ------------      ------------
                                                      (Unaudited)
Current liabilities:
  Accounts payable                                    $    937,584      $  3,233,277
  Notes payable                                          1,610,000         1,950,000
  Accrued interest payable                                   4,600             5,035
  Current portion of long-term debt                          7,000             7,000
  Royalties payable                                        538,183           630,284
  Current portion of restoration reserve                   311,000           511,000
  Other accrued liabilities                                422,914           405,814
                                                      ------------      ------------
    Total current liabilities                            3,831,281         6,742,410
                                                      ------------      ------------

Other long-term liabilities and deferred credits         5,331,126         4,787,427

Long-term debt, less current portion                     6,099,904         6,462,343

Deferred federal income taxes                            4,796,810         4,967,000

Shareholders' equity:
  Common stock, $.001 par value, shares authorized:
  25,000,000 shares issued and outstanding
  (net of treasury shares): 1998 - 12,053,027
  1997 - 12,053,027                                         12,205            12,205

  Paid-in capital                                       40,629,923        40,222,359
  Retained earnings                                     10,824,745        11,679,643
  Less: Treasury stock (152,500 shares), at cost            (9,418)           (9,418)
                                                      ------------      ------------
    Total shareholders' equity                          51,457,455        51,904,789
                                                      ------------      ------------
                                                      $ 71,516,576      $ 74,863,969
                                                      ============      ============



     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (NOTE 1)
                                   (UNAUDITED)

                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                            June 30,
                                                            ------------------------------      ------------------------------
                                                                1998              1997             1998               1997
                                                            ------------      ------------      ------------      ------------
Revenues:
  Uranium sales -
    Produced uranium                                        $  1,175,260      $  3,184,780      $  6,110,426      $  6,981,180
    Purchased uranium                                          1,270,500              --           2,397,300             3,413
                                                            ------------      ------------      ------------      ------------
      Uranium sales                                            2,445,760         3,184,780         8,507,726         6,984,593

Costs and expenses:
  Cost of uranium sales -
    Direct cost of purchased uranium                           1,054,733              --           2,016,670              --
    Royalties                                                     51,247           171,005           275,517           390,548
    Operating expenses                                           940,128         1,312,348         2,620,901         2,488,635
    Provision for restoration and reclamation costs               64,593           191,445           327,434           439,503
    Depreciation and depletion                                   865,616         1,492,673         3,069,284         3,334,922
                                                            ------------      ------------      ------------      ------------
      Total cost of uranium sales                              2,976,317         3,167,471         8,309,806         6,653,608
                                                            ------------      ------------      ------------      ------------

Earnings (loss) from operations
   before corporate expenses                                    (530,557)           17,309           197,920           330,985

Corporate expenses -
   General and administrative                                    680,955           647,838         1,275,483         1,491,912
   Depreciation                                                    4,809             5,952             9,732            11,661
                                                            ------------      ------------      ------------      ------------
      Total corporate expenses                                   685,764           653,790         1,285,215         1,503,573
                                                            ------------      ------------      ------------      ------------
Loss from operations                                          (1,216,321)         (636,481)       (1,087,295)       (1,172,588)

Other income (expense):
   Interest expense, net of capitalized interest                 (39,587)          (32,704)          (76,407)          (99,622)
   Interest and other income, net                                 49,911           690,008            96,804           857,292
                                                            ------------      ------------      ------------      ------------
      Total other income                                          10,324           657,304            20,397           757,670
                                                            ------------      ------------      ------------      ------------
Earnings (loss) before federal income taxes                   (1,205,997)           20,823        (1,066,898)         (414,918)

Federal income tax benefit:
   Current                                                          --                (225)             --                (225)
   Deferred                                                     (240,000)            4,000          (212,000)          (83,000)
                                                            ------------      ------------      ------------      ------------
Net earnings (loss)                                         $   (965,997)     $     17,048      $   (854,898)     $   (331,693)
                                                            ============      ============      ============      ============

Net earnings (loss) per common share and
   common equivalent (basic and diluted)                    $      (0.08)     $       0.00      $      (0.07)     $      (0.03)
                                                            ============      ============      ============      ============

Weighted average common shares and common
   equivalent shares per share data
      Basic                                                   12,053,027        12,027,527        12,053,027        11,475,676
                                                            ============      ============      ============      ============
      Diluted                                                 12,053,027        12,546,875        12,053,027        11,475,676
                                                            ============      ============      ============      ============


     The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
              THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (NOTE 1)
                                   (UNAUDITED)

                                                                              June 30,
                                                                   ------------------------------
                                                                      1998               1997
                                                                   ------------      ------------
Cash flows from operations:
  Net loss                                                         $   (854,898)     $   (331,693)
  Reconciliation of net income to cash provided by operations-
    Provision for restoration and reclamation costs                     327,434           439,503
    Depreciation and depletion                                        3,079,016         3,346,583
    Credit for deferred income taxes                                   (212,000)          (83,000)
    Decrease in restoration and reclamation accrual                     (11,367)         (203,902)
    Other non-cash items, net                                           829,712           (77,558)
                                                                   ------------      ------------
Cash flow provided by operations, before changes in
  operating working capital items                                     3,157,897         3,089,933
Effect of changes in operating working capital items-
  (Increase) decrease in receivables                                  4,448,499          (104,120)
  Increase in inventories                                              (774,164)         (810,161)
  Increase in prepaid and other current assets                         (134,192)         (285,886)
  Decrease in payables and accrued liabilities                       (2,371,129)       (1,755,276)
                                                                   ------------      ------------

Net cash provided by operations                                       4,326,911           134,490
                                                                   ------------      ------------

Investing activities:
  Increase in investments                                              (223,468)         (300,320)
  Additions to property, plant and equipment -
     Kingsville Dome                                                 (2,643,826)       (3,959,755)
     Rosita                                                            (216,944)       (1,423,464)
     Vasquez                                                           (394,543)          (92,412)
     Alta Mesa                                                          (30,525)         (196,708)
     Churchrock                                                        (608,367)         (379,596)
     Crownpoint                                                        (350,900)         (513,088)
     Other property                                                    (323,117)         (222,841)
Increase in other assets                                                (23,712)          (12,199)
                                                                   ------------      ------------

Net cash used in investing activities                                (4,815,402)       (7,100,383)
                                                                   ------------      ------------

Financing activities:
  Payments and refinancings of principal                             (5,453,617)       (6,170,074)
  Proceeds from borrowings                                            5,110,000              --
  Issuance of common stock and warrants, net                               --              57,999
                                                                   ------------      ------------

Net cash used in financing activities                                  (343,617)       (6,112,075)
                                                                   ------------      ------------

Net decrease in cash and cash equivalents                              (832,108)      (13,077,968)
Cash and cash equivalents, beginning of period                        2,325,158        16,934,276
                                                                   ------------      ------------

Cash and cash equivalents, end of period                           $  1,493,050      $  3,856,308
                                                                   ============      ============



     The accompanying notes to financial statements are an integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1998.


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

         CAPITALIZED INTEREST

         Interest capitalized in the six months ended June 30, 1998 and 1997 was $300,000 and $166,000, respectively. Total interest costs in these periods were $377,000 and $266,000, respectively.

3.       URANIUM INVENTORY

         Uranium inventory consists of uranium concentrates (U3O8) located at the Company's Rosita and Kingsville Dome sites and also at converters awaiting delivery to customers. All uranium inventories are valued at the lower of cost (first-in, first-out) or market. In June 1998, the Company reduced the carrying value of its uranium inventory by $841,000 reflecting an adjustment to the lower of its cost or market value. This adjustment increased operating expenses by $490,000 and depreciation and depletion by $351,000 in the second quarter of 1998.

4.       URANIUM PROPERTY REALIZABILITY

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

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

         For the quarter ended June 30, 1998, the Company's cash and cash equivalents were $1,493,000 an increase of $905,000 as compared to a decrease of $3,146,000 for the second quarter of 1997. Cash and cash equivalents decreased by $832,000 for the six months ended June 30, 1998 compared to a decrease of $13,078,000 for the same period of 1997. The Company's uranium operations generated cash flow from operations of $3,804,000 for the quarter ended June 30, 1998, in comparison to a cash flow from operations in the same period in 1997 of $593,000. Net cash provided by uranium operations for the six months ended June 30, 1998 was $4,327,000 compared to cash flow from operations of $134,000 for the same period in 1997. The Company's net working capital at June 30, 1998 was $4,143,000.


Investing Cash Flows

         South Texas Projects

         During the six months ending June 30, 1998, development expenditures totaling $2,644,000 and $217,000 were incurred at the Company's Kingsville Dome and Rosita sites, respectively. The expenditures at the Kingsville Dome project were primarily for development of new wellfields in PAA #3 and on the acquisition and construction of the remote ion exchange plants to be used in production from PAA #3.

         Capital expenditures incurred at the Vasquez project for the six months ended June 30, 1998 were $395,000 and were related primarily to permitting and licensing activities. Capital expenditures incurred on the Alta Mesa project for the six months ended June 30, 1998 were minimal and were related primarily to permitting and licensing activities. The Company expects to fund its 1998 operating and capital expenditures at its Kingsville Dome, Rosita, Vasquez and Alta Mesa projects from cash on hand, sales proceeds under its 1998 uranium deliveries and through existing financing arrangements. Funding of future development at the Company's South Texas projects will be dependent upon uranium prices. (See Dependence on Uranium Prices).

         New Mexico Projects

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $959,000 for the six months ending June 30, 1998 compared to costs of $893,000 for the same period in 1997. Capital requirements for 1998 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing, all of which will be dependent on uranium prices. (See Dependence on Uranium Prices).

Financing Cash Flows

         In May 1996, the Company entered into a $3.0 million revolving credit facility. This facility was renewed and expanded for a two year term to a $5.0 million credit facility in July 1997. This facility is secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Borrowings under this facility at June 30, 1998 totaled $1,610,000.

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

DEPENDENCE ON URANIUM PRICES

         The Company's operations are dependent on the price of uranium and its relationship to the Company's cost of production. Historically, uranium prices have demonstrated significant volatility and have been and will continue to be affected by factors outside of the Company's control.

         The most recent factor which may have a significant impact on the uranium industry and on uranium prices was the privatization by the U.S. Government of United States Enrichment Corp. ("USEC") (the entity which produces and sells uranium fuel enrichment services for commercial nuclear power plants and natural uranium) and the disclosure of substantial uranium inventories held by USEC which could be available for sale into the uranium market. USEC has disclosed that it holds approximately 75 million pounds of uranium and uranium equivalent products of which some 33 million pounds may have been transferred to USEC by the United States Department of Energy over and above what was provided for in the USEC Privatization Act of 1996.

         While the ultimate impact and timing to the uranium markets of the USEC privatization and the potential disposition of their newly disclosed uranium inventory levels is uncertain, there is potential for this event along with the ultimate disposition of the highly enriched Russian uranium and U.S. Government uranium stockpiles to depress current uranium prices below the $10.50 per pound level or to inhibit prices from rising to higher levels over the next several years. The prospect of potentially depressed uranium prices for continued periods could adversely impact the Company's ability to secure additional long-term sales contracts at prices that exceed the Company's overall costs as well as its ability to continue to develop additional wellfields at its existing projects and development of new properties. The Company will continue to evaluate its existing and future operations and its uranium holdings in Texas and New Mexico to optimize the value of each of its assets to the Company.

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

Three Months and Six Months Ended June 30, 1998 and 1997

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                               -------------------------   -------------------------
                                                    1998        1997           1998         1997
                                               -------------------------   -------------------------
                                               (In thousands, except per   (In thousands, except per
                                                       share data)                    share data)

Uranium sales revenue                          $   2,466     $   3,185     $   8,508     $   6,985

Total pounds delivered                               162           202           532           434

Average sales price/pound                      $   15.14     $   15.75     $   16.00     $   16.09

Pounds produced                                      130           200           357           424
Pounds purchased                                     100            --           200            --

Average production cost of produced pounds     $   20.28     $   17.83     $   17.48     $   16.40

Average cost of purchased pounds               $   10.81     $      --     $   10.66     $      --

Average cost of produced pounds sold (1)       $   16.01     $   14.82     $   15.09     $   14.36

Average cost of purchased pounds sold          $   10.81     $      --     $   10.66     $      --



(1) Per pound costs in 1998 exclude an adjustment made in June 1998 to reduce the carrying value of the Company's uranium inventory to the lower of its cost or market value by approximately $841,000.

         Revenue from uranium sales in the second quarter of 1998 decreased by $739,000 from 1997 amounts. The average sales price for total uranium deliveries in the second quarter ending June 30, 1998 and 1997 was $15.14 per pound and $15.75 per pound, respectively. Total uranium deliveries in the second quarter of 1998 of 162,000 pounds was 40,000 pounds lower than those made in the same period in 1997.

         Revenue from uranium sales in the first half of 1998 increased by $1,523,000 from 1997 levels. The average sales price for total uranium deliveries in the first half of 1998 and 1997 was $16.00 per pound and $16.09 per pound, respectively. Total uranium deliveries in the first half of 1998 of 532,000 pounds was 98,000 pounds higher than those made in the same period in 1997.

         Details of the cost of uranium sales were as follows:

                                                      Three Months Ended     Six Months Ended
                                                           June 30,             June 30,
                                                     -----------------     -----------------
                                                      1998        1997       1998       1997
                                                     ------     ------     ------     ------
                                                      (In thousands)        (In thousands)
Cost of purchased uranium                            $1,055     $ --       $2,017     $ --
Royalties                                                52        171        276        391
Operating expenses                                      940      1,312      2,621      2,489
Provision for restoration and reclamation costs          65        191        327        439
Depreciation and depletion of uranium properties        865      1,493      3,069      3,335
                                                     ------     ------     ------     ------
       Total cost of uranium sales                   $2,977     $3,167     $8,310     $6,654
                                                     ======     ======     ======     ======

         The Company produced 130,000 pounds of uranium from the Rosita and Kingsville Dome facilities in the three months ending June 30, 1998, compared to 200,000 pounds in the same quarter of 1997. The average per pound production cost for the second quarter of 1998 was $20.28, compared to $17.83 in the same quarter in 1997.

         For the six month period ending June 30, 1998, the Company produced 357,000 pounds compared to 424,000 pounds in the same period during 1997. The average per pound production cost for the first half of 1998 was $17.48 compared to $16.40 in the same period in 1997.

         In January 1998, the Company received the necessary regulatory permits at Kingsville Dome to expand its production into PAA #3, located northwest of the current production fields. This new production area is expected to contain approximately 2.0 million in-place pounds (70% of which are projected to be produced). Production in the first wellfield commenced in June 1998. Beginning with the first wellfield in PAA #3, the Company has implemented new operating techniques utilizing a remote ion exchange plant concept. This change in technique has demonstrated an increased production efficiency and is expected to reduce overall production costs, however, there can be no assurance that such positive results will be sustainable over the Company's future wellfields.

         Operating expenses attributable directly to the sale of Kingsville Dome and Rosita produced pounds totaled $2,131,000 ($6.22 per pound) in the first six months ended June 30, 1998 compared to $2,489,000 ($5.73 per pound) for Kingsville Dome and Rosita produced pounds that were sold in the same period in 1997.

         The provision for restoration and reclamation in the first six months ended June 30, 1998 consists of $323,000 ($0.94 per pound) for production sold during 1998 and $4,000 for costs associated with reclamation activities related to the Benavides project (a previous mining location). The provision for restoration and reclamation in the six months ended June 30, 1997 consists of $411,000 ($0.95 per pound) for production sold and $29,000 for costs associated with reclamation at the Benavides project.

         The depreciation and depletion provision in the six months ended June 30, 1998 consisted of $2,718,000 ($7.93 per pound) for Rosita and Kingsville Dome production sold. The depreciation and depletion provision in the first six months of 1997 consisted of $3,335,000 ($7.68 per pound) for Rosita and Kingsville Dome production sold.

         In June 1998, the carrying value of the Company's uranium inventory was reduced by $841,000 reflecting a lower of cost or market ("LCM") adjustment. The uranium inventory at June 30, 1998 totaled approximately 173,000 lbs. and was valued at a price of $14.35 per pound. The LCM adjustment had the effect of increasing operating expenses and depreciation and depletion in the second quarter of 1998 by $490,000 and $351,000, respectively.

         Royalty expenses in the first six months of 1998 totaled $51,000 compared to $171,000 in 1997. The decrease in 1998 is directly attributable to the reduction in sales of produced uranium and a lower spot market price compared to 1997.

         The average cost of uranium purchases made in the first half of 1998 was $10.66. No pounds were purchased in the same period in 1997. Total deliveries in the first six months of 1998 consisted of 343,000 produced pounds at an average cost per pound of $16.54 and 189,000 purchased pounds at a cost of $10.66 per pound. During the same period in 1997, the Company delivered 434,000 produced pounds, at an average cost per pound of $14.36. No purchased pounds were delivered during the first half of 1997.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $1,285,000 in the first half of 1998 from $1,504,000 in the first half of 1997. This reduction resulted primarily from employee incentive awards paid in the first half of 1997 of $170,000 compared to $4,000 in 1998.

         Total other income for the first six months of 1998 decreased by $737,000 from the same period in 1997. This change resulted from the settlement in June 1997 of the Company's lawsuit against The Professional Bank of Denver, Colorado ($575,000) and from lower interest income and was offset by a reduction in net interest of $179,000 and $23,000 respectively for the first six months of 1998. The lower interest income resulted from reductions in average available cash and investment balances which were generated from the Company's equity placement in December 1996.

YEAR 2000 READINESS

         The Company currently utilizes computer software in the management of its operations and in accounting for its operating results that could be affected by the date change in the year 2000. All critical software utilized by the Company has been purchased from and is supported by third party vendors. The Company conducted a review of the potential impact of the year 2000, and believes that it will not encounter significant operational or financial costs related to compliance with this issue.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 20, 1998, the Company as a member of the United Producers of America (the "UPA"), a trade group representing U.S. uranium mining production companies, filed a lawsuit in the U.S. District Court of Wyoming. In the suit, the UPA members seek declaratory and injunctive relief designed to halt the U.S. Department of Energy (the "DOE") from transferring significant amounts of uranium to United States Enrichment Corporation ("USEC") (the former government entity which was privatized in July 1998.) The UPA believes that the DOE violated federal law intended to protect domestic uranium producers through the transfer of large quantities of uranium from government stockpiles to USEC in direct violation of restrictions set by Congress in the USEC Privatization Act of 1996 and the Energy Policy Act of 1992. (See Item
         2. Management's Discussion and Analysis of Financial Condition and Results of Operations Dependence on Uranium Prices.)

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 1998 Annual Meeting of Stockholders was held on June 5, 1998 in Dallas, Texas. Shares representing 11,119,549 votes (92.3% of total outstanding) were present in person or by proxy.

         At the meeting, the Stockholders of the Company elected Leland O. Erdahl, Paul K. Willmott, George R. Ireland, and James B. Tompkins to the Board of Directors for a one-year term. In addition, the Company's stockholders approved the amendment to the Company's 1995 Stock Incentive Plan to increase the number of shares of the Company's Common Stock, $.001 par value per share, eligible for issuance under the Plan from 750,000 shares to 1,250,000 shares and ratified Arthur Andersen LLP as independent accountants for the company for 1998. The proposal to increase the eligible shares under the Plan was approved by a vote of 7,124,982 shares in favor, 3,921,382 opposed and 41,803 abstaining. The ratification of Arthur Andersen LLP as independent accountants was approved by a vote of 11,081,094 shares in favor, 18,683 opposed and 19,772 abstaining.

ITEM 5.  OTHER INFORMATION.

         Effective July 28, 1998, James B. Tompkins resigned his position as a Director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         URANIUM RESOURCES, INC.




Dated:  August 19, 1998                  By: /s/ Paul K. Willmott
                                             -------------------------
                                             Paul K. Willmott
                                             Director, President and
                                             Chief Executive Officer









Dated:  August 19, 1998                  By: /s/ Thomas H. Ehrlich
                                             --------------------------
                                             Thomas H. Ehrlich
                                             Vice President - Finance and
                                             Chief Financial Officer

                                            (Principal Financial and Accounting
                                                     Officer)

                                INDEX TO EXHIBITS



EXHIBIT           DESCRIPTION
-------           -----------


27                FINANCIAL DATA SCHEDULE