Form 10-Q
period 1998-09-30
URANIUM RESOURCES INC /DE/
filed 1998-11-16
CIK 839470

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      X   Quarterly report pursuant to Section 13 or 15(d) of the
     ---  Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1998 or

          Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934

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

                          Yes  X      No
                              ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title of Each Class of Common Stock       Number of Shares Outstanding
    -----------------------------------       ----------------------------
      Common Stock, $.001 par value         12,053,027 as of November 12, 1998


--------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                    1998 THIRD QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


     Item 1. Financial Statements

                   Consolidated Balance Sheets -
                       September 30, 1998 (Unaudited) and
                       December 31, 1997                                    3

                   Consolidated Statements of Operations -
                       Nine Months and Three Months Ended
                       September 30, 1998 and 1997 (Unaudited)              5

                   Consolidated Statements of Cash Flows -
                       Nine Months Ended September 30, 1998
                       and 1997 (Unaudited)                                 6

                   Notes to Consolidated Financial
                       Statements - September 30, 1998 (Unaudited)          7

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7


PART II -- OTHER INFORMATION                                               12


SIGNATURES                                                                 13


INDEX TO EXHIBITS                                                          E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (NOTE 1)

                                     ASSETS

                                                   September 30,       December 31,
                                                   -------------      -------------
                                                       1998                1997
                                                   -------------      -------------
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                       $     978,515      $   2,325,158
   Short-term investment:
        Certificate of deposit, restricted             3,561,963          3,304,195
   Receivables, net                                    3,293,569          4,507,090
   Uranium inventory                                   2,431,414          2,260,200
   Materials and supplies inventory                       98,977             91,047
   Prepaid and other current assets                      173,885            253,910
                                                   -------------      -------------
        Total current assets                          10,538,323         12,741,600
                                                   -------------      -------------

Property, plant and equipment, at cost:
   Uranium properties                                102,533,163         97,100,015
   Other property, plant and equipment                   538,973            580,676
   Less-accumulated depreciation and depletion       (58,513,873)       (36,235,274)
                                                   -------------      -------------
        Net property, plant and equipment             44,558,263         61,445,417

Other assets                                             561,702            676,952
                                                   -------------      -------------
                                                   $  55,658,288      $  74,863,969
                                                   =============      =============



         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             September 30,       December 31,
                                                             -------------      -------------
                                                                 1998                1997
                                                             -------------      -------------
                                                               (Unaudited)
Current liabilities:
   Accounts payable                                           $  1,287,041      $  3,233,277
   Notes payable                                                 3,835,000         1,950,000
   Accrued interest payable                                          2,179             5,035
   Current portion of long-term debt                                 8,000             7,000
   Royalties payable                                               606,220           630,284
   Current portion of restoration reserve                          381,000           511,000
   Other accrued liabilities                                       369,456           405,814
                                                              ------------      ------------
        Total current liabilities                                6,488,896         6,742,410
                                                              ------------      ------------

Other long-term liabilities and deferred credits                 5,416,569         4,787,427

Long-term debt, less current portion                             6,144,227         6,462,343

Deferred federal income taxes                                    1,066,810         4,967,000

Shareholders' equity:
        Common stock, $.001 par value, shares authorized:
        25,000,000 shares issued and outstanding
        (net of treasury shares):  1998 - 12,053,027
        1997 - 12,053,027                                           12,205            12,205

        Paid-in capital                                         40,629,923        40,222,359
        Retained earnings (accumulated deficit)                 (4,090,924)       11,679,643
        Less:  Treasury stock (152,500 shares), at cost             (9,418)           (9,418)
                                                              ------------      ------------
             Total shareholders' equity                         36,541,786        51,904,789
                                                              ------------      ------------
                                                              $ 55,658,288      $ 74,863,969
                                                              ============      ============


         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (NOTE 1)
                                   (UNAUDITED)

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                             ------------------------------      ------------------------------
                                                                 1998              1997              1998              1997
                                                             ------------      ------------      ------------      ------------
Revenues:
   Uranium sales -
        Produced uranium                                     $  2,579,457      $  5,297,730      $  8,689,883      $ 12,278,910
        Purchased uranium                                       1,924,100         4,201,550         4,321,400         4,204,963
                                                             ------------      ------------      ------------      ------------
          Uranium sales                                         4,503,557         9,499,280        13,011,283        16,483,873

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                        1,574,701         3,505,489         3,591,371         3,505,489
        Royalties                                                 132,345           292,977           407,862           683,525
        Operating expenses                                      1,358,149         3,156,980         3,979,050         5,645,615
        Provision for restoration and reclamation costs           165,818           424,840           493,252           864,343
        Depreciation and depletion                              1,357,225         2,926,816         4,426,509         6,261,738
        Writedown of uranium properties and other assets       18,034,694                --        18,034,694                --
                                                             ------------      ------------      ------------      ------------
          Total cost of uranium sales                          22,622,932        10,307,102        30,932,738        16,960,710
                                                             ------------      ------------      ------------      ------------

   Loss from operations
      before corporate expenses                               (18,119,375)         (807,822)      (17,921,455)         (476,837)

   Corporate expenses -
        General and administrative                                530,978           744,313         1,806,461         2,236,225
        Depreciation                                                4,966             5,749            14,698            17,410
                                                             ------------      ------------      ------------      ------------
          Total corporate expenses                                535,944           750,062         1,821,159         2,253,635
                                                             ------------      ------------      ------------      ------------
Loss from operations                                          (18,655,319)       (1,557,884)      (19,742,614)       (2,730,472)

Other income (expense):
        Interest expense, net of capitalized interest             (37,863)          (34,391)         (114,270)         (134,013)
        Interest and other income, net                             47,513            75,462           144,317           932,754
                                                             ------------      ------------      ------------      ------------
          Total other income                                        9,650            41,071            30,047           798,741
                                                             ------------      ------------      ------------      ------------
Loss before federal income taxes                              (18,645,669)       (1,516,813)      (19,712,567)       (1,931,731)

Federal income tax benefit:
   Current                                                             --                --                --              (225)
   Deferred                                                    (3,730,000)         (303,000)       (3,942,000)         (386,000)
                                                             ------------      ------------      ------------      ------------
Net loss                                                     $(14,915,669)     $ (1,213,813)     $(15,770,567)     $ (1,545,506)
                                                             ============      ============      ============      ============
Net loss per common share and
  common equivalent (basic and diluted)                      $      (1.24)     $      (0.10)     $      (1.31)     $      (0.13)
                                                             ============      ============      ============      ============
Weighted average common shares and common
   equivalent shares per share data
    Basic                                                      12,053,027        12,028,288        12,053,027        11,661,904
                                                             ============      ============      ============      ============
    Diluted                                                    12,053,027        12,028,288        12,053,027        11,661,904
                                                             ============      ============      ============      ============

         The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (NOTE 1)
                                   (UNAUDITED)

                                                                            September 30,
                                                                    ------------------------------
                                                                        1998               1997
                                                                    ------------      ------------
Cash flows from operations:
   Net loss                                                         $(15,770,567)     $ (1,545,506)
   Reconciliation of net income to cash provided by operations-
        Provision for restoration and reclamation costs                  493,252           864,343
        Depreciation and depletion                                     4,441,207         6,279,148
        Writedown of uranium properties and other assets              18,034,694
        Credit for deferred income taxes                              (3,942,000)         (386,000)
        Decrease in restoration and reclamation accrual                  (23,891)         (292,443)
        Other non-cash items, net                                        528,549            69,966
                                                                    ------------      ------------
Cash flow provided by operations, before changes in
   operating working capital items                                     3,761,244         4,989,508
Effect of changes in operating working capital items-
   (Increase) decrease in receivables                                  1,213,521        (4,096,442)
   (Increase) decrease in inventories                                   (170,220)          478,976
   Increase in prepaid and other current assets                         (219,030)         (357,758)
   Increase (decrease) in payables and accrued liabilities            (2,009,514)          958,916
                                                                    ------------      ------------

Net cash provided by operations                                        2,576,001         1,973,200
                                                                    ------------      ------------

Investing activities:
   Increase in investments                                              (257,768)         (440,292)
   Additions to property, plant and equipment -
        Kingsville Dome                                               (2,974,452)       (7,241,321)
        Rosita                                                          (227,218)       (1,896,291)
        Vasquez                                                         (427,271)         (157,265)
        Alta Mesa                                                        (55,103)         (210,157)
        Churchrock                                                      (833,416)         (607,060)
        Crownpoint                                                      (594,670)         (845,732)
        Other property                                                  (405,672)         (309,726)
   Increase in other assets                                              (26,752)          (20,472)
                                                                    ------------      ------------

Net cash used in investing activities                                 (5,802,322)      (11,728,316)
                                                                    ------------      ------------

Financing activities:
   Payments and refinancings of principal                             (5,455,322)       (6,170,992)
   Proceeds from borrowings                                            7,335,000                --
   Issuance of common stock and warrants, net                                 --            87,399
                                                                    ------------      ------------

Net cash from (used in) financing activities                           1,879,678        (6,083,593)
                                                                    ------------      ------------

Net decrease in cash and cash equivalents                             (1,346,643)      (15,838,709)
Cash and cash equivalents, beginning of period                         2,325,158        16,934,276
                                                                    ------------      ------------

Cash and cash equivalents, end of period                            $    978,515      $  1,095,567
                                                                    ============      ============


         The accompanying notes to financial statements are an integral part of these consolidated statements.

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1998.

2.   LONG-TERM DEBT

     EXTENSION OF NOTE TERMS

     In March 1998, the Company entered into an agreement to extend the maturity date from May 31, 1998 to May 31, 2000 on the $6,000,000 secured convertible note that was issued to mutual funds managed by Ryback Management Company. The note is convertible into shares of the Company's common stock. In exchange for the extension in the term of the note, the conversion price was adjusted from $4.00 per share to $3.00 per share. In the same transaction, the exercise price for warrants held by the lenders to purchase 1,000,000 shares of the Company's common stock has also been adjusted from $4.00 to $3.00 per share, and the expiration date of the warrants has been extended from May 31, 1998 to May 31, 2000. In connection with this transaction the Company allocated $408,000 for the value of the warrants resulting in an effective rate of 10% on the refinanced note.

     CAPITALIZED INTEREST

     Interest capitalized in the nine months ended September 30, 1998 and 1997 was $497,000 and $265,000, respectively. Total interest costs in these periods were $611,000 and $399,000, respectively.

3.   URANIUM INVENTORY

     Uranium inventory consists of uranium concentrates (U3O8) located at the Company's Rosita and Kingsville Dome sites and also at converters awaiting delivery to customers. All uranium inventories are valued at the lower of cost (first-in, first-out) or market. In the first nine months of 1998, the Company reduced the carrying value of its uranium inventory by $1,304,000 reflecting an adjustment to the lower of its cost or market value. This adjustment increased operating expenses by $852,000 and depreciation and depletion by $452,000 in the first nine months of 1998. The lower of cost or market value adjustment for the third quarter of 1998 was $463,000 and resulted in an increase to operating expenses of $362,000 and depreciation and depletion of $101,000.

4.   WRITEDOWN OF URANIUM PROPERTIES

     The Company's ability to recover its investment in its uranium properties is dependent upon a number of factors, including, the sales price of uranium, the Company's ability to deliver profitable uranium production to its existing and future sales contracts and the Company's ability to finance the capital costs necessary to develop and produce future projects. The market price of uranium has been volatile in recent years and is currently below the Company's current cost of uranium production.

     In view of the continuing weakness in uranium prices, the Company has completed a review of the carrying values of its uranium properties and has determined that a writedown was required at September 30, 1998 with respect to its existing producing properties of approximately $18,000,000. The writedown was recorded as a non-cash charge against earnings in the third quarter of 1998. The writedown in the carrying value of the Kingsville Dome and Rosita properties totaled $12,300,000 and $5,600,000, respectively. The net carrying value of these properties at September 30, 1998 (after giving effect to the writedown) was approximately $6,500,000 for Kingsville Dome and $900,000 for Rosita.

     The review utilized a number of estimates and assumptions, including current and projected uranium prices (which assumes higher prices in the future) and the timing and costs of future production activities. The estimates also assume that the Company is able to operate each of its production sites in the future at production rates that are higher than the Company's production rate for the first nine months of 1998 and as a result operate at costs that are significantly below those experienced for the first nine months of 1998. The inability of the Company to achieve such assumptions would have an impact on the Company's ability to recover its current and future investments in its uranium properties.

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

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows and Liquidity

     For the quarter ended September 30, 1998, the Company's cash and cash equivalents were $979,000 a decrease of $515,000 as compared to a decrease of $2,761,000 for the third quarter of 1997. Cash and cash equivalents decreased by $1,347,000 for the nine months ended September 30, 1998 compared to a decrease of $15,839,000 for the same period of 1997. The Company's uranium operations generated a negative cash flow from operations of $1,751,000 for the quarter ended September 30, 1998, in comparison to a cash flow from operations in the same period in 1997 of $1,839,000. Net cash provided by uranium operations for the nine months ended September 30, 1998 was $2,576,000 compared to cash flow from operations of $1,973,000 for the same period in 1997. The Company's net working capital at September 30, 1998 was $4,049,000.

     As a result of the continued decline in uranium prices, the Company has begun plans to shut-in and place on stand-by its two South Texas facilities by the end of this year or the first quarter of 1999. The Company will continue to maintain certain activities at these locations including its ongoing groundwater restoration efforts. The Company has also begun implementing additional steps for the remainder of 1998 and 1999 to preserve cash by reducing expenses and maximizing the cash flow from its existing sales contracts. The Company has agreed to accelerate the 1999 delivery under one its contracts to December of this year.

     The Company is consolidating certain of its administrative locations, and reducing its workforce. Additional measures are planned to be implemented in 1999. The Company projects that upon the implementation of these strategies it will be able to maintain a continued positive liquidity position through at least 1999. However, there can be no assurances that the Company will be able to fully implement these strategies. If certain of these strategies cannot be implemented and if alternative options are not available, the Company's operations and liquidity would be negatively impacted.

Investing Cash Flows

     South Texas Projects

     During the nine months ending September 30, 1998, development expenditures totaling $2,974,000 and $227,000 were incurred at the Company's Kingsville Dome and Rosita sites, respectively. The expenditures at the Kingsville Dome project were primarily for development of new wellfields in PAA #3 and on the acquisition and construction of the new remote ion exchange plants to be used in production from PAA #3.

     Capital expenditures incurred at the Vasquez project for the nine months ended September 30, 1998 were $427,000 and were related primarily to the completion of permitting and licensing activities. Capital expenditures incurred on the Alta Mesa project for the nine months ended September 30, 1998 were minimal and were related primarily to permitting and licensing activities. The Company expects to fund its 1998 operating and capital expenditures at its Kingsville Dome, Rosita, Vasquez and Alta Mesa projects from cash on hand, sales proceeds under its 1998 uranium deliveries and through existing financing arrangements. The Kingsville and Rosita projects will be placed on stand-by and future development at the Company's South Texas properties will be dependent upon uranium prices and the availability of capital. (See "Dependence on Uranium Prices" and "Impact of Uranium Price Declines").

     New Mexico Projects

     Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $1,428,000 for the nine months ending September 30, 1998 compared to costs of $1,453,000 for the same period in 1997. Continued permitting and land holding costs for 1998 and 1999 are projected to be minimal and are expected to be met through operations. Future development of these properties will be dependent on uranium prices and the availability of capital. (See "Dependence on Uranium Prices" and "Impact of Uranium Price Declines").

Financing Cash Flows

     In May 1996, the Company entered into a $3.0 million revolving credit facility. This facility was renewed and expanded for a two year term to a $5.0 million credit facility in July 1997. This facility is secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Borrowings under this facility at September 30, 1998 totaled $3,835,000.

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

     The most recent factor which has had a significant impact on the uranium industry and on uranium prices was the privatization by the U.S. Government of United States Enrichment Corp. ("USEC") (the entity which produces and sells uranium fuel enrichment services for commercial nuclear power plants and natural uranium) and the disclosure of substantial uranium inventories held by USEC which could be available for sale into the uranium market. USEC has disclosed that it holds approximately 75 million pounds of uranium and uranium equivalent products of which some 33 million pounds may have been transferred to USEC by the United States Department of Energy over and above what was provided for in the USEC Privatization Act of 1996. Since the date USEC disclosures were announced the spot price of uranium has declined 16%, from $10.90 to the current price of $9.15 per pound.

IMPACT OF URANIUM PRICE DECLINES

     While the ultimate impact and timing to the uranium markets of the USEC privatization and the potential disposition of their newly disclosed uranium inventory levels is uncertain, there is potential for this event along with the ultimate disposition of the highly enriched Russian uranium and U.S. Government uranium stockpiles to continue to depress uranium prices or to inhibit prices from rising to higher levels over the next several years. The prospect of potentially depressed uranium prices for continued periods could adversely impact the Company's ability to secure additional long-term sales contracts at prices that exceed the Company's overall costs.

     The market price of uranium has fallen to levels that are currently below the Company's cost of uranium production. The outlook for uranium prices through the end of 1999 indicates that a price rebound during this period is not likely.

     In order for the Company to maximize the existing and future cash flow projected from its existing sales contracts and in light of the Company's current operating position, its uranium sales contract portfolio and the current and projected uranium market prices, a number of decisions have been made regarding the Company's operating plans for 1999. The Company will satisfy the delivery requirements under its remaining 1998 and 1999 sales contracts through its existing inventory position and by taking advantage of the low uranium prices and arbitraging its contractual position in the market. The production operations in South Texas at the Kingsville Dome and Rosita facilities will be shut-in and placed on stand-by once inventory levels have been achieved that meet the Company's 1998 and 1999 "produced pound" contractual requirements. This timing is expected to occur in the fourth quarter of this year or the first quarter of 1999. The re-commencement of production at Kingsville and

Rosita will be dependent upon a recovery of uranium prices to profitable levels and the Company's ability to obtain the necessary capital to finance further development of these projects. While on stand-by, the Company will continue to maintain certain activities at these locations including its ongoing restoration efforts.

     In connection with the shut-in of production, the Company will be making additional cost reductions at all levels. These cost savings will include the consolidation of certain administrative locations, personnel reductions in both its operating and its general and administrative workforce and reductions in compensation for the Company's executive management.

     The Company continues to evaluate its core uranium assets in Texas and New Mexico in order to optimize the value of these assets to the Company. Possible alternatives for these uranium assets may include the sale or joint venturing of certain of these projects or the termination of the Company's rights for those properties whose holding costs are determined to be in excess of their expected value.

     The Company has entered into discussions with a number of domestic and international uranium production companies regarding the divestiture of all or a portion of the Company or its assets. The discussions regarding a possible merger or acquisition of the Company as a whole, have occurred over the past several months, have not to date resulted in an expression of interest. However, the communication has resulted in certain of these uranium production companies expressing an interest in certain of the Company's projects and assets. These discussions are currently in their preliminary stage and no assurance can be given that such discussions will proceed or will result in an agreement.

WRITEDOWN OF URANIUM PROPERTIES

     In view of the continuing weakness in uranium prices, the Company has completed a review of the carrying values of its uranium properties and has determined that a writedown was required at September 30, 1998 with respect to its existing producing properties of approximately $18,000,000. The writedown was recorded as a non-cash charge against earnings in the third quarter of 1998. The writedown of the carrying value of the Kingsville Dome and Rosita properties totaled $12,300,000 and $5,600,000, respectively. The net carrying value of these properties at September 30, 1998 (after giving effect to the writedown) was approximately $6,500,000 for Kingsville Dome and $900,000 for Rosita.

     The review utilized a number of estimates and assumptions, including current and projected uranium prices (which assumes higher prices in the future) and the timing and costs of future production activities. The estimates also assume that the Company is able to operate each of its production sites in the future at production rates that are higher than the Company's production rate for the first nine months of 1998 and as a result operate at costs that are significantly below those experienced for the first nine months of 1998. The inability of the Company to achieve such assumptions would have an impact on the Company's ability to recover its current and future investments in its uranium properties.

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

     The Company recorded a writedown of the carrying value of certain of its uranium properties in the third quarter of 1998. (See "Writedown of Uranium Properties".)

Three Months and Nine Months Ended September 30, 1998 and 1997

     The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                               -------------------------        -------------------------
                                                   1998         1997              1998           1997
                                               -----------   -----------        -----------   -----------
                                               (In thousands, except per        (In thousands, except per
                                                       share data                      share data)
Uranium sales revenue(1)                         $  4,504      $   9,499          $ 13,011      $ 16,484

Total pounds delivered                                328            730               860         1,165

Average sales price/pound(2)                     $  15.00      $   14.62          $  15.66      $  15.30

Pounds produced                                       162            165               519           588
Pounds purchased                                      160            415               360           415

Average production cost of produced pounds       $  16.69      $   16.66          $  17.23      $  16.47

Average cost of purchased pounds                 $   9.84      $    9.93          $  10.29      $   9.93

Average cost of produced pounds sold (3)         $  14.35      $   17.17          $  14.85      $  15.66
Average cost of purchased pounds sold            $   9.84      $    9.86          $  10.29      $   9.86




(1) Revenues for the three and nine months ended September 30, 1998 include approximately $655,000 for the sales of Russian uranium sold under the Matched Sales Amendment. The same periods in 1997 include approximately $2.8 million in revenue from sales of similar Russian material.

(2) Average sales price does not include the sale of Russian material which is considered as a "pass through" sale under the Matched Sales Amendment.

(3) Per pound costs in 1998 exclude adjustments made in the three months and nine months ended September 30, 1998 to reduce the carrying value of the Company's uranium inventory to the lower of its cost or market value by approximately $463,000 and $1,304,000, respectively.

     Revenue from uranium sales in the third quarter of 1998 decreased by $4,996,000 from 1997 amounts. The average sales price for total uranium deliveries in the third quarter ending September 30, 1998 and 1997 was $15.00 per pound and $14.62 per pound, respectively (excluding the effect of the "pass through" sales under the Company's Matched Sales program.) Total uranium deliveries in the third quarter of 1998 of 328,000 pounds was 402,000 pounds lower than those made in the same period in 1997.

     Revenue from uranium sales in the first nine months of 1998 decreased by $3,473,000 from 1997 levels. The average sales price for total uranium deliveries in the first nine months of 1998 and 1997 was $15.66 per pound and $15.30 per pound, respectively. Total uranium deliveries in the first nine months of 1998 of 519,000 pounds was 69,000 pounds lower than those made in the same period in 1997.

     Details of the cost of uranium sales were as follows:

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                               -------------------------        -------------------------
                                                   1998         1997              1998           1997
                                               -----------   -----------        -----------   -----------
                                                     (In thousands)                   (In thousands)

Cost of purchased uranium                         $ 1,575      $ 3,505            $ 3,591       $ 3,505
Royalties                                             132          293                408           684
Operating expenses                                  1,358        3,157              3,979         5,646
Provision for restoration and reclamation costs       166          425                493           864
Depreciation and depletion of uranium properties    1,357        2,927              4,427         6,262
                                                  -------      -------            -------       -------
       Total cost of uranium sales                $ 4,588      $10,307            $12,898       $16,961
                                                  =======      =======            =======       =======

     The Company produced 162,000 pounds of uranium from the Rosita and Kingsville Dome facilities in the three months ending September 30, 1998, compared to 165,000 pounds in the same quarter of 1997. The average per pound production cost for the third quarter of 1998 was $16.69, compared to $16.66 in the same quarter in 1997.

     For the nine month period ending September 30, 1998, the Company produced 519,000 pounds compared to 588,000 pounds in the same period during 1997. The average per pound production cost for the first nine months of 1998 was $17.23 compared to $16.47 in the same period in 1997.

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

     Operating expenses attributable directly to the sale of Kingsville Dome and Rosita produced pounds totaled $3,127,000 ($6.12 per pound) in the first nine months ended September 30, 1998 compared to $5,646,000 ($6.98 per pound) for Kingsville Dome and Rosita produced pounds that were sold in the same period in 1997.

     The provision for restoration and reclamation in the first nine months ended September 30, 1998 consists of $482,000 ($0.94 per pound) for production sold during 1998 and $11,700 for costs associated with reclamation activities related to the Benavides project (a previous mining location). The provision for restoration and reclamation in the nine months ended September 30, 1997 consists of $765,000 ($0.95 per pound) for production sold and $99,700 for costs associated with reclamation at the Benavides project.

     The depreciation and depletion provision in the nine months ended September 30, 1998 consisted of $3,974,000 ($7.78 per pound) for Rosita and Kingsville Dome production sold. The depreciation and depletion provision in the first nine months of 1997 consisted of $6,262,000 ($7.74 per pound) for Rosita and Kingsville Dome production sold.

     In the first nine months of 1998, the Company reduced the carrying value of its uranium inventory by $1,304,000 reflecting an adjustment to the lower of its cost or market value. This adjustment increased operating expenses by $852,000 and depreciation and depletion by $452,000 in the first nine months of 1998. The lower of cost or market value adjustment for the third quarter of 1998 was $463,000. This adjustment increased operating expenses by $362,000 and depreciation and depletion by $101,000 in the third quarter of 1998.

     Royalty expenses in the first nine months of 1998 totaled $408,000 compared to $684,000 in 1997. The decrease in 1998 is directly attributable to the reduction in sales of produced uranium and a lower spot market price compared to 1997.

     The average cost of uranium purchases made in the first nine months of 1998 was $10.29 compared to $9.93 for the same period in 1997. Total deliveries in the first nine months of 1998 consisted of 511,000 produced pounds at an average cost per pound of $14.85 and 349,000 purchased pounds at a cost of $10.29 per pound. During the same period in 1997, the Company delivered 809,000 produced pounds, at an average cost per pound of $15.66 and 355,000 purchased pounds at an average cost per pound of $9.86.

     Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $1,806,000 in the first nine months of 1998 from $2,236,000 in the first nine months of 1997. This reduction resulted primarily from employee incentive awards paid in the first nine months of 1997 of $170,000 compared to $4,000 in 1998 and a reduction in labor costs of $266,000.

     Total other income for the first nine months of 1998 decreased by $769,000 from the same period in 1997. This change resulted from the settlement in June 1997 of the Company's lawsuit against The Professional Bank of Denver, Colorado ($575,000) and from lower interest income and was offset by a reduction in net interest of $213,000 and $20,000 respectively for the first nine months of 1998. The lower interest income resulted from reductions in average available cash and investment balances which were generated from the Company's equity placement in December 1996.

YEAR 2000 READINESS

     The Company currently utilizes computer software in the management of its operations and in accounting for its operating results that could be affected by the date change in the year 2000 (the "Y2K issue"). All critical information technology software and systems utilized by the Company has been purchased from and are supported by third party vendors. The Company has conducted a review of the potential impact of the year 2000 on such systems, and believes that it will not encounter significant operational or financial costs related to compliance with this issue.

     The Y2K issue also involves the impact of the date change in the year 2000 on machines and process controls which may utilize embedded technology as a part of their components. The Company relies on certain non-information technology systems such as telephones, facsimile machines, and other equipment which may have embedded technology such as microprocessors, which may or may not be year 2000 compliant. The assessment of this technology is outside of the Company's control and such technology could adversely affect the Company's ability to conduct business. Management believes any such disruption is not likely to have a significant effect on the Company's financial position or operations.

     The Company may also be impacted by the Y2K issues of certain of the Company's third-party suppliers and its customers. The third-party suppliers, vendors, and customers area is currently in the assessment phase. Formal communications have been initiated with the Company's vendors, customers and others with whom the Company has significant business relationships. The Company continues to evaluate responses and make additional inquiries as needed. As the Company is in the process of collecting this information from third parties, management cannot currently determine whether third party compliance issues will materially affect its operations. However, the Company is not currently aware of any third party issues that would cause a significant business disruption. Management anticipates a complete evaluation to conclude by the end of the second quarter 1999.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Report on Form 8-K was filed October 27, 1998.

                 Item 5 Other Events

        Financial Data Schedule

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    URANIUM RESOURCES, INC.



Dated:  November 16, 1998           By: /S/  Paul K. Willmott
                                    -------------------------

                                    Paul K. Willmott

                                    Director, President and

                                    Chief Executive Officer



Dated:  November 16, 1998           By: /S/  Thomas H. Ehrlich
                                    --------------------------

                                    Thomas H. Ehrlich

                                    Vice President - Finance and

                                    Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT   DESCRIPTION
-------   -----------

   27     FINANCIAL DATA SCHEDULE