Form 10-K
period 1998-12-31
URANIUM RESOURCES INC /DE/
filed 1999-03-31
CIK 839470

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [Fee required]

         For the fiscal year ended December 31, 1998 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates at March 25, 1999 was approximately $1,096,839.

Number of shares of Common Stock outstanding as of March 25, 1999: 12,053,027 shares.

                      Documents Incorporated by Reference:

                                      None



================================================================================

                             URANIUM RESOURCES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

PART I............................................................................................................1

   ITEM 1. BUSINESS...............................................................................................1
     The Company..................................................................................................1
        Marketing Strategy/Uranium Sales Contracts................................................................2
        Reserves..................................................................................................4
        The ISL Mining Process....................................................................................4
        Environmental Considerations and Permitting; Water Rights.................................................6
     The Uranium Industry.........................................................................................8
        General...................................................................................................8
        Market Price Formation....................................................................................9
        Sources of Supply........................................................................................10
        Required Primary Production..............................................................................12
        Uranium Prices...........................................................................................13
        Competition..............................................................................................13

   ITEM 2. PROPERTIES............................................................................................13
        South Texas Producing Properties.........................................................................13
        South Texas Development Properties.......................................................................15
        New Mexico Development Properties........................................................................16
        Santa Fe Properties......................................................................................20
        Reclaimed Properties.....................................................................................20
        Reclamation and Restoration Costs and Bonding Requirements...............................................21

   ITEM 3. LEGAL PROCEEDINGS.....................................................................................21
        Longoria.................................................................................................21
        ProBank..................................................................................................22
        Benton Bankruptcy........................................................................................22
        Indian Lands Jurisdictional Dispute......................................................................23

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................23

PART II..........................................................................................................32

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................32
        Market Information.......................................................................................32
        Holders..................................................................................................32
        Dividends................................................................................................32

   ITEM 6. SELECTED FINANCIAL DATA...............................................................................33

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................35
        Forward Looking Statements...............................................................................35
        Capital Resources and Liquidity..........................................................................35
        Writedown of Uranium Properties..........................................................................38
        Environmental Aspects....................................................................................39
        Results of Operations....................................................................................39

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................42

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................43

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................43

PART III.........................................................................................................44

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................44

   ITEM 11. EXECUTIVE COMPENSATION...............................................................................47

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................52

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................54

PART IV..........................................................................................................55

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................................55

         SIGNATURES..............................................................................................59

         Index to Consolidated Financial Statements,
         Auditors' Report, Financial Statements
         and Supplemental Data                                     F-1 to F-23

         Index to Exhibits.                                        E-1 to E-3

                             URANIUM RESOURCES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     PART I

         The "Company" or "Registrant" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to management's expectations regarding the Company's reserve base, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 24.

         Certain terms used in this Form 10-K are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

ITEM 1. BUSINESS

THE COMPANY
         Uranium Resources, Inc., a Delaware corporation (the "Company"), was formed in 1977 to acquire, explore and develop properties for the mining of uranium in the United States using the in situ leach ("ISL") mining process. The Company is recognized as a leader in the field of ISL mining.

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

         In March 1988, the Company commenced production from its Kingsville Dome property in South Texas and produced a total of approximately 1.5 million pounds of uranium from that property prior to September 1990 when it was shut-in because of low uranium prices. Production was reestablished in March 1996 and an additional 1.9 million pounds of uranium have been produced through 1998. Additional reserves exist at Kingsville Dome, but additional capital investment will be required in order to develop those reserves.

         In October 1990, the Company commenced production from its Rosita property in South Texas and produced a total of approximately 1.1 million pounds of uranium from that property prior to March 1992 when it was shut-in because of low uranium prices. Production was reestablished in June 1995 and an additional
1.5 million pounds of uranium have been produced through 1998. The Rosita property is essentially at the end of its productive capacity, although some minor reserves still remain to be produced.

         The volatility of the uranium market saw spot prices that ranged from $12.00 per pound in January to lows at year-end of $8.75. The steady decline during the year, which was attributed primarily to low utility demand, has begun to firm somewhat to the current $10.85, but remains below the level needed by the Company to obtain the necessary financing to allow development of new production areas at its Kingsville Dome and Vasquez sites.

         In response, during the fourth quarter of 1998 the Company began implementation of the shut-in and placement of its Kingsville Dome and Rosita production facilities on stand-by in response to market conditions. The Company intends to maintain nominal production from each of these sites for as long as the incremental production cost of operating is at or below the cost of purchasing uranium to fulfill its 1999 delivery requirements.

         The Company is also implementing cost reduction initiatives to reduce expenditures below 1998 levels throughout the Company. These include a targeted 33% reduction in total corporate overhead. Expenditures in New Mexico are projected to be reduced by between 60%-70% to those levels consistent with remaining permitting and land holding costs. With the shut-in of production in South Texas, capital expenditures are expected to be reduced by approximately 90%. Subject to the successful implementation of the cost cutting measures, the Company projects its ability to maintain a positive liquidity position through at least 1999.

         The Company has entered into discussions with various domestic and international uranium companies regarding the possible divestment or joint venturing of all or a portion of its assets. To date no expressions of interest have been received. The Company plans to continue to pursue these efforts.

         The Company has relinquished its mineral lease on the Alta Mesa property located in South Texas which contained 6.2 million pounds of in-place proven and probable uranium reserves (estimated 4.0 million pounds recoverable). Efforts in 1998 to renegotiate the lease to defer a delay rental of approximately $530,000 were not successful and in January 1999 the Company relinquished its rights to this property, which resulted in a pre-tax write-off of approximately $5.0 million in the fourth quarter of 1998.

         The Company continues to hold its Vasquez development project in South Texas and has three development projects in two districts in New Mexico, the Churchrock district and the Crownpoint district. Permitting and licensing is in process at all such projects. Commencement of production at these properties is subject to a rebound in uranium prices to profitable levels, timely permitting, the availability of sales contracts and the availability of capital.

         As of February 28, 1999, the Company had 54 employees, including its professional staff consisting of 8 geologists, 5 engineers and two certified public accountants. To support its production, exploration and permitting activities, the Company maintains a regional office in Albuquerque, New Mexico, and field offices at the Kingsville Dome site, the Rosita site and in Crownpoint, New Mexico.


MARKETING STRATEGY/URANIUM SALES CONTRACTS

         Long-term contracts are the primary source of revenue to the Company. Spot sales will be utilized to manage inventories and optimize revenues. The Company intends to use matched sales in amounts up to its available quotas through 2003 to maximize profitability. All contracts together will result in a portfolio that is targeted to provide upside market price participation while limiting down-side price risk.

         As of December 31, 1998, based on prices escalated in accordance with the contract terms through that date, the Company had long-term contracts for approximately $26,873,000 of future sales for deliveries through 2002, as compared with contracts for approximately $54,542,000 as of December 31, 1997. The Company's long-term sales contract portfolio includes a mix of various pricing terms. The Company has contracts that have a market-related price, with a price ceiling and price floor subject to escalation for between 80%-100% of future inflation. The Company also has contracts with fixed prices which are also subject to escalation for between 80%-100% of future inflation. These contracts contain sales prices in excess of $15.00 per pound at December 31, 1998. One other contract is based upon 99% of market price without a floor or a ceiling.

         The following table provides information concerning the Company's long-term sales contracts from January 1, 1999 through 2002 with prices escalated through December 31, 1998 and using the December 31, 1998 spot price of uranium for the market price based contracts:

                                                                1999      2000      2001      2002     Total
                                                              -------   -------   -------   -------   -------
Number of customers                                                 4         4         3         2       N/A
Total long-term contracted Deliveries (thousands of pounds)       532       808       622       481     2,443
Total sales (thousands)                                       $ 6,286   $ 8,868   $ 6,384   $ 5,335   $26,873
Average minimum sales price per pound                         $ 11.81   $ 10.98   $ 10.27   $ 11.09   $ 11.00

         For deliveries in periods subsequent to 1999, certain buyers have the option to adjust deliveries between 10% to 20%. In general, except for the options of the buyers to decrease deliveries by a specified percentage, and except for force majeure events, the buyers either must take delivery and pay for the entire amount contracted for or, if delivery is refused on any portion of the contract, pay to the Company the difference between the minimum contract price and the amount received by the Company upon the sale of the uranium to a third party. Certain of the contracts also provide the buyer with options to renew beyond the periods reflected in the table.

         Should any of the Company's customers be unable to perform its obligations to purchase and pay for the uranium because of force majeure or otherwise, this could have a material adverse effect on the Company's results of operations if the Company would not be able to sell such material under another long-term contract or in a spot market sale.

         The Company's contracted sales of uranium from January 1, 1999 through December 31, 2002 are represented by long-term contracts with four different customers. In 1998 and 1997, the Company had sales to three customers that amounted to more than 10% of total sales. These customers represented 27%, 18% and 14% of sales in 1998 and 18%, 15% and 13% of sales in 1997.

RESERVES

         The following table sets forth the Company's total in-place proven and probable uranium reserves as of December 31, 1998. The reserves are generally based on estimated recovery factors of 65%-75%, certain cut-off grades and a price of $16 per pound.

                                                         In-Place Reserves
                                                               As of                      Recoverable
                                                         December 31, 1998              Reserves as of
                               Producing (P) /     ----------------------------          December 31,
               Properties      Development (D)     Proven(1)         Probable(1)            1998
               ----------      ---------------     ---------        ------------        --------------
                                                 (Amounts in thousands of pounds of U(3)O(8))
Texas
     Kingsville Dome                   P                80              2,239              1,763
     Rosita                            P                --                348                261
     Vasquez                           D             2,248              1,439              2,397
New Mexico
     Churchrock
          Section 8                    D             6,529                 --              4,244
          Section 17                   D             3,451              4,992              5,488
          Mancos                       D             4,164                 --              2,707
     Crownpoint                        D            30,758              8,201             25,323
     Santa Fe                          D             1,418             13,306              9,571
                                                    ------             ------             ------
               TOTALS                               48,648             30,525             51,754
                                                    ======             ======             ======

(1) The Company has historically established the timing of its proven reserves at Kingsville Dome preceding the development of its wellfields. The activities to determine proven reserves involves drilling of delineation holes to define the geologic character of the ore body. The Company has done this activity close to the timing of expected production to make efficient use of its capital resources. See Glossary of Certain Terms for definition of Proven and Probable Reserves.

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

         The Company has historically utilized a central plant for the ion exchange portion of the production process. In order to increase operating efficiency and reduce future capital expenditures, the Company began the design and development of wellfield-specific remote ion exchange methodology. Instead of piping the solutions over large distances through large diameter pipe lines and mixing the waters of several wellfields together, each wellfield will be mined using a dedicated satellite ion exchange facility. This will allow for ion exchange to take place at the wellfield instead of at the central plant.

         Nominal design for the remote ion exchange facilities flow will be in the range of 1,200 gpm, about 25% of the design flow of the central plant at the Kingsville Dome project. Each of these units will consist of several ion-exchange columns and a resin transfer facility. When fully loaded with uranium, the resin will be transferred to a trailer and the resin trucked to the central plant for elution. After stripping the uranium from the resin, the resin will be transferred into the trailer and transported back to the satellite plant at the wellfield.

         These satellite facilities will allow each wellfield to be mined using its own native groundwater only, thus eliminating the problems associated with progressive buildup of dissolved solids in the groundwaters and thereby enhancing mining efficiencies and uranium recoveries.

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

         Environmental considerations include the prevention of groundwater contamination by vertical or horizontal escape of leaching solution (through proper design and operation of the wellfield and the use of monitoring wells to detect any potential excursions from the mining area) and the treatment and disposal of liquid and/or solid discrete surface waste or by-product materials (so-called "11e. (2) by-product material" under federal law). The majority of by-product material that is generated is liquid and generally is disposed of by a combination of reverse osmosis, brine concentration and evaporation or, after treatment, by surface deposition or discharge or through underground injection wells. Any such disposal must be approved by the governing authority having jurisdiction over that aspect of the Company's activities. Once mining is completed, the Company is required to reclaim the surface areas and restore underground water quality to the level of quality mandated by applicable regulations or license requirements. A small amount of solid discrete surface waste materials generated by the ISL process is disposed of by delivery to a licensed by-product material disposal site or to a licensed conventional uranium mill tailings pile. While such sites may not be readily available in the future, the Company believes that any increase in the cost of such disposal will continue to be insignificant relative to total costs of production and will not be a material portion of restoration/reclamation costs.

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

         In Texas, the radioactive materials license required for ISL uranium mining is granted by the Texas Department of Health ("TDH") and the UIC permits are granted by the Texas Natural Resource Conservation Commission ("TNRCC"). The TNRCC also regulates air quality and surface deposition or discharge of treated wastewater associated with the ISL mining process. In order for a licensee to receive final release from further radioactive materials license obligations after all of its mining and post-mining clean-up has been completed, approval must be issued by the TDH along with concurrence from the NRC.

         In New Mexico, radioactive materials' licensing is handled directly by the NRC, rather than by the State of New Mexico. Furthermore, depending upon whether a site located within New Mexico falls under state or Navajo Nation jurisdiction, the permitting of the UIC aspects of ISL mining may be conducted by either the New Mexico Environmental Department ("NMED") or the EPA or possibly both in case of jurisdictional conflict. The jurisdictional issue when raised as to any development property, could result in litigation between the state and the EPA, with the possibility of delays in the issuance of affected UIC permits. The Company is currently a party to such litigation with respect to certain of its New Mexico properties. See "Litigation".

         Water is essential to the ISL process. It is readily available in South Texas for the Company's operations and obtaining water rights is not required because water is subject to capture. In New Mexico the use of water rights is administered through the New Mexico State Engineer subject to Indian tribal jurisdictional claims. The State Engineer carefully and strictly regulates obtaining new water rights, and the transfer or change in use of existing water rights. The State Engineer may also grant an application for a "temporary water right" which will not establish a vested right but may provide a sufficient quantity of water to fulfill the applicant's needs. The State Engineer exercises jurisdiction over underground water basins with "reasonably ascertainable boundaries." Accordingly, new appropriations or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where the Company's properties are located, must be obtained by permit from the State Engineer. Applications are required to be published and are subject to hearing if protested. There are three criteria for decision, that the application: (1) not impair existing water rights, (2) not be contrary to the conservation of water within New Mexico, and (3) not be detrimental to the public welfare. Applications may be approved subject to conditions that govern exercise of the water rights. Appeals from decisions of the State Engineer are to the district court of the county in which the work or point of desired appropriation is situated and from there to the New Mexico Court of Appeals. Finally, jurisdiction over water rights may become an issue in New Mexico when an Indian nation, such as the Navajo Nation, objects to the State Engineer's authority to grant or transfer a water right or to award a temporary water right, claiming tribal jurisdiction over Indian country. This issue could result in litigation between the Indian nation and the state which may delay action on water right applications, and, depending on who prevails as to any particular property, could result in a requirement to make applications to the appropriate Indian nation and continuing jurisdiction by the Indian nation over use of the water. All of the foregoing issues arise to a greater or lesser extent in connection with the Company's New Mexico properties.

         There can be no assurance that the regulatory permits or licenses in Texas or New Mexico, or the applications for water rights in New Mexico, required for any project of the Company will be approved by the necessary governing authority in the form contemplated by management, or in any other form, or within the time periods necessary to commence timely production. Additionally, regulations and permit requirements are subject to revisions and changes that may materially affect the Company's operations. Any delay or failure in obtaining such permits or water rights could materially and adversely affect the business and operations of the Company.

         In addition to the costs and responsibilities associated with obtaining and maintaining permits, and the regulation of production activities, the Company is subject to those environmental laws and regulations applicable to the ownership and operation of real property in general, including but not limited to the potential responsibility for the activities of prior owners and operators.

THE URANIUM INDUSTRY

GENERAL

         The only significant commercial use for uranium is to fuel nuclear power plants for the generation of electricity. At November 30, 1998, 429 nuclear power plants were operating in the world including 104 in the United States. It is estimated that these plants consumed 163 million pounds of uranium during the year.

         Nuclear plants generated approximately 17% of the world's electricity in 1997 up from less than 2% in 1970. In the United States nuclear power plants generated approximately 20.1% of the country's electricity needs and 36% of the electricity needs of the European Union. According to the Uranium Institute, nuclear generating capacity is expected to grow at an approximate 1% rate through the year 2005 and annual consumption of uranium is projected to range between 164 - 176 million pounds.

MARKET PRICE FORMATION

         At December 31, 1998 the spot price was $8.75 per pound U(3)O(8) (the form in which the Company sells its production) compared to $12.05 at December 31, 1997. As the following graph depicts, 1998 represented the lowest level of utility contracting for U(3)O(8) for any year to date during the 1990's. This lack of contract demand was a direct result of extremely heavy demand that occurred during 1996; a period in which spot prices rose to $16.50 per pound. In 1999 there is expected to be a solid recovery in utility contract activity which the Company believes will fuel a recovery in spot prices. In January 1999, the spot price increased to $10.50 per pound, the price has increased to $10.85 at March 22, 1999.

         UTILITY LONG-TERM CONTRACTING VOLUME OVER THE 1990-1999 PERIOD

                                     [GRAPH]


                 COPYRIGHT 1999, THE UX CONSULTING COMPANY, LLC
                SOURCE: THE URANIUM MARKET OUTLOOK - JANUARY 1999

         A large percentage of utility U(3)O(8) requirements to fuel reactor operations for 2000 and beyond is uncontracted as set forth in the following graph. Utilities typically become active in covering a majority of their uncontracted needs 12 to 18 months in advance. Therefore, the Company believes that it will witness a significant increase in contracting activity during 1999.


                  UNCONTRACTED UTILITY REQUIREMENTS, 1999-2008


                                     [GRAPH]


                 COPYRIGHT 1999, THE UX CONSULTING COMPANY, LLC
                SOURCE: THE URANIUM MARKET OUTLOOK - JANUARY 1999


SOURCES OF SUPPLY

Traditional Supply Sources

         Based on reports by the Ux Consulting Company, LLC ("Ux") and the Uranium Institute ("UI"), worldwide production of uranium (U(3)O(8)) for 1998 is estimated to be approximately 88.7 million pounds down from 92.8 million pounds in 1997. A significant reduction to approximately 77 million pounds is expected in 1999 based upon cutbacks announced by major uranium producers as a result of depressed market prices during 1998. At this rate, production will meet only 47% of estimated consumption by utilities during 1999 of approximately 164 million pounds.

         Production from existing mines is projected by Ux to decline during the next few years as lower cost reserves are exhausted. Accordingly, production from existing mines in the year 2005 is projected by Ux to be only 50 million pounds. This represents less than 30% of consumption as projected by the UI for 2005 of approximately 175 million pounds. Consumption has outstripped production in each year since 1985 with the shortfalls filled by drawdowns of inventories amassed prior to that time. The UI estimates that excess utility inventory (inventory in excess of preferred inventory) at the end of 1998 was approximately 105 million pounds, less than one year of forward reactor requirements. Preferred inventory is by nature influenced by price. In rising markets utilities tend to build inventory as a hedge against future price increases. Conversely, utilities tend to reduce inventory in falling markets. Both actions exaggerate price movement. Producers, traders and other market participants were judged to have approximately 78 million pounds of inventory at the end of 1997. A significant portion of this total is normal inventory levels, but it can serve to reduce production requirements. The Company believes that approximately 50% or 39 million pounds may be considered excess to normal inventory levels. The total "excess inventory" of utilities and producers, therefore is estimated to be approximately 144 million pounds.

Non-Traditional Supply Sources

         As excess inventory is reduced, the availability of non-traditional supplies will play an increasingly important role in establishing market equilibrium. These supplies consist of Government stockpiles, Russian and U.S. highly enriched uranium ("HEU"), inventory of the United States Enrichment Corporation ("USEC"), tails re-enrichment, and savings achieved through the reprocessing of spent fuel. The following chart represents the rate at which the Company believes non-traditional supplies could be available to the market place through 2005:


                                                AVAILABILITY OF NON-TRADITIONAL SUPPLY
                                                       (MILLION POUNDS U(3)O(8))
         SOURCE              1999         2000        2001       2002         2003       2004       2005
         ------             ------       ------      ------     ------       ------     ------     ------
       RUSSIAN HEU            24.0         24.0        24.0       24.0         24.0       24.0       24.0
        U.S. HEU               2.6          2.6         2.6        2.6          2.6        2.6        2.6

     USEC INVENTORY            5.2         12.8        14.9       21.4         13.1        0.0        0.0
  REPROCESSING SAVINGS         5.0          5.0         5.0        6.0          6.0        6.0        7.0
   TAILS RE-ENRICHMENT         6.0          6.0         6.0        6.0          6.0        6.0        6.0
                            ------       ------      ------     ------       ------     ------     ------
          TOTAL               42.8         50.4        52.5       60.0         57.7       38.6       39.6

DESCRIPTIONS:

         Russian HEU: In 1993, the U.S. and Russia entered into an Agreement to convert highly enriched uranium ("HEU") derived from dismantling Russian nuclear weapons into fuel suitable for use in commercial reactors. At a maximum conversion rate of 30 metric tons HEU per annum approximately 24 million pounds of U(3)O(8) would be available in each year of which approximately 6.7 million pounds per year will be used internally by Russia.

         U.S. HEU: Rate of sale estimated by the UI. Sales are subject to a determination to be made by the Secretary of Energy, as required under the USEC Privatization Act, that such sales will have no adverse impact on the domestic mining industry or the U.S./Russia HEU Agreement.

         USEC Inventory: In July 1998, USEC consummated its privatization with a public offering of stock. In its prospectus USEC disclosed that it had inventory of approximately 75 million pounds U(3)O(8) equivalent of which approximately 61 million pounds would be available to sell through 2005. This inventory represents amounts of uranium transferred to it by the DOE. Additional inventory may be realized through USEC's ability to underfeed its enrichment plants through the same period. The rate of USEC's sales as indicated in the above chart were determined by Nuclear Assurance Corp. - a leading industry consultant.

         Reprocessing: It is expected that reprocessing of spent fuel will save 5-7 million pounds of demand in each year through 2005. This activity is primarily focused in Europe and Japan.

         Tails Re-enrichment: This is a new activity primarily pursued by Russia in order to utilize their excess enrichment capacity. The Company estimates that this activity could yield approximately 6.0 million pounds U(3)O(8) per annum through 2005.

         The potential disposition of Government inventories is the most significant non-traditional supply factor effecting the market. On March 24, 1999 an agreement between Tenex, the commercial arm of the Russian Federations' Ministry of Atomic Energy, and three Western commercial entities was executed that will provide more certainty regarding the disposition of Russian HEU derived uranium. In an effort to support this transaction and the continuation of the U.S./Russia HEU Agreement, DOE budgeted $325 million to pay for approximately 28 million pounds of HEU derived uranium delivered to the U.S. during 1997-1998. As part of this agreement, DOE will hold this purchased uranium, and its own remaining inventory (approximately 30 million pounds) off the market for a ten year period beginning in 1999. The Company believes that these events will have a positive impact on current market conditions.

REQUIRED PRIMARY PRODUCTION

         New production will be needed to fill the gap between utility demand and the estimated supply sources. The following table represents the Company's estimate of new production required to reach market equilibrium through 2005:

                                                     PRIMARY PRODUCTION REQUIREMENTS
                                     ----------------------------------------------------------
                                                      (MILLION POUNDS U(3)O(8))
             SOURCE                   1999     2000    2001     2002     2003     2004     2005
             ------                  -----    -----   -----    -----    -----    -----    -----
          CONSUMPTION                164.0    167.9   166.2    168.8    171.6    176.5    175.4
 (1) EXISTING MINES PRODUCTION        77.0     70.6    65.3     49.4     49.7     49.3     49.3
  (2) NON-TRADITIONAL SUPPLIES        42.8     50.4    52.5     60.0     57.7     38.6     39.6
 (3) EXCESS INVENTORY DRAWDOWN*       44.2     32.0    22.0     16.0     11.0     10.0      8.8
   NEWLY REQUIRED PRODUCTION
 (CONSUMPTION LESS ITEMS 1+2+3)        0.0     14.9    26.4     43.4     53.2     78.6     77.7
   TOTAL PRODUCTION REQUIRED
        (EXISTING + NEW)              77.0     85.5    91.7     92.8    102.9    127.9    127.0

*Represents the Company's estimate of annual timing of excess inventory drawdowns totaling 144 million pounds from 1999-2005.


         The above table indicates that new production will be required starting in 2000. This production, however, will not be forthcoming at current market prices. Further, any reduction or delay in the availability of non-traditional supplies will increase the need for new production. There can be no assurance that the Company can successfully compete against larger and better capitalized producers for a share of such production.

URANIUM PRICES

         Spot prices reflect the price at which uranium may be purchased for delivery within one year. Historically, spot prices have been more volatile than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, then declining to a low of $7.25 per pound in October 1991. The spot price per pound as of March 22, 1999 was $10.85.

         The following graph shows spot prices per pound from 1978 to March 22, 1999, as reported by Trade Tech.



                                    [GRAPH]


---------
All prices beginning in 1993 represent U(3)O(8) deliveries available to U.S. utilities.


COMPETITION

         The Company markets uranium to utilities in direct competition with supplies available from various sources worldwide. The Company competes primarily on the basis of price.

ITEM 2. PROPERTIES

SOUTH TEXAS PRODUCING PROPERTIES

         The Company currently has two producing properties which are located in South Texas, Rosita and Kingsville Dome. The following is a description of those properties.

KINGSVILLE DOME

         The Property. The Kingsville Dome property consists of mineral leases from private landowners (and a small portion owned in fee) on 3,068 gross (3,043 net) acres located in central Kleberg County, Texas. The leases provide for royalties based upon uranium sales. The leases have expiration dates ranging from 1999 to 2007. With a few minor exceptions, all the leases contain shut-in royalty clauses which permit the Company to extend the leases not held by production by payment of a royalty.

         Reserves. As of December 31, 1998, the property contained approximately
2.3 million pounds of in-place proven and probable uranium reserves (estimated
1.8 million pounds recoverable).

         Production History. Initial production commenced in May 1988. In May 1989, due to the continuing decline in the spot price of uranium, the Company deferred development of the next wellfield, and the plant was shut-in in September 1990. Total production from May 1988 through September 1990 was approximately 1.5 million pounds.

         Wellfield development activities resumed in December 1995, and production commenced in March 1996. Production at Kingsville Dome was approximately 1.9 million pounds from recommencement of production in March 1996 through December 31, 1998 with 445,000 pounds produced in 1998.

         The Company plans to shut-in and place on stand-by production at the Kingsville Dome site in early 1999 because of the outlook for near-term uranium market conditions. Nominal production from this site is expected to continue provided the incremental production costs at this facility are at or below the cost of purchasing uranium in the marketplace.

         Further Development Potential. As part of the Company's historical production activities, it has engaged in significant development and exploration efforts at Kingsville Dome. Additional exploration activities are not currently planned and are not anticipated until uranium market conditions firm. The Company spent approximately $3.0 million in capital expenditures in 1998 and does not project to make significant expenditures in 1999.

         Permitting Status. Radioactive material licensing and UIC permit hearings for currently producing areas have been completed, and the necessary permits have been issued. Some minor amendments to the license and permit for further production within the permit area will be required as development proceeds. The term of the license and UIC permit is effectively open-ended.

         Restoration and Reclamation. Restoration of groundwater was conducted during 1998 and is expected to continue in 1999.

ROSITA

         The Property. The Rosita property consists of mineral leases on 3,359 gross and net acres located in northeastern Duval County, Texas. All the leases, except minor leases, are held by production. The leases provide for royalties based upon uranium sales.

         Reserves. As of December 31, 1998, the property contained approximately 348,000 pounds of in-place proven and probable uranium reserves (estimated 261,000 pounds recoverable).

         Production History. The Company began initial production at Rosita in October 1990. Total production from Rosita for the eighteen months through March 31, 1992 was approximately 1.1 million pounds. In March 1992, due to depressed uranium prices, the Company shut-in production.

         Wellfield development activities resumed at Rosita in March 1995 and production recommenced in June 1995. From that date through December 31, 1998 approximately 1.5 million pounds were produced with 178,000 pounds produced in 1998.

         The Company plans to shut-in and place on stand-by production at the Rosita site in early 1999 because of the outlook for near-term uranium market conditions. Nominal production from this site is expected to continue provided the incremental production costs at this facility are at or below the cost of purchasing uranium in the marketplace.

         Further Development Potential. The Company estimates that there are approximately 261,000 pounds of uranium remaining to be produced from the Rosita project. The timing of production from this property will be dependent upon future uranium prices, the availability of sales contracts and the availability of capital. The Company spent approximately $244,000 for development activities, permitting and land holding costs in 1998. Significant expenditures for these activities are not expected in 1999.

         Permitting Status. Radioactive materials licensing and UIC permit hearings for currently producing areas have been completed, and the necessary permits have been issued. Some minor amendments for further production within the permit area will be required as development proceeds. The term of the license and UIC permit is effectively open-ended.

         Restoration and Reclamation. The Company began groundwater restoration during 1998 and expects to continue these activities in 1999.

SOUTH TEXAS DEVELOPMENT PROPERTIES

VASQUEZ

         The Property. The property consists of two mineral leases on 842 gross and net acres located in southwestern Duval County, Texas. These leases expire in February 2000, subject to extension for permitting delays. The leases provide for royalties based on uranium sales. The Company leases are with the owner of both the surface of the land and the uranium estate. As a result of these leases, the Company has the right to mine 100% of the uranium on this property.

         Reserves. As of December 31, 1998, the property contained approximately
3.7 million pounds of in-place proven and probable uranium reserves (estimated
2.4 million pounds recoverable).

         Development Plan. The timing of production will be dependent on a number of factors. The Company spent approximately $440,000 in capital expenditures in 1998 and does not anticipate significant expenditures in 1999. Prior to the commencement of production at Vasquez the Company anticipates having to demonstrate financial surety of approximately $1.0 million which it expects to meet by posting a bond collateralized by cash in an amount equal to 50% of the bond.

         Permitting Status. All of the required permits for this property except the Production Area Authorization ("PAA") have been received from the TNRCC and the TDH. The permit application for the PAA has been completed and submitted to the TNRCC. This application is currently under review and the Company expects the permit to be in place in 1999.

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

REGULATORY FRAMEWORK

         NRC License. In New Mexico, uranium production requires a radioactive materials license issued by the NRC. The Company has applied for one NRC license covering all properties located in both the Churchrock and Crownpoint districts (except the Mancos property) and has included the properties in both districts (except the Mancos leases) under one Final Environmental Impact Statement ("FEIS") which is a prerequisite for the NRC license.

         The NRC has finalized and completed the publication of the FEIS in the first quarter of 1997. The NRC issued an operating license in January 1998 that would allow operations to begin in the Churchrock district. In mid-1998, the NRC determined that certain Churchrock and Crownpoint residents who requested a hearing were qualified as to standing. Under the source materials licensing procedures of the NRC, hearings are accomplished as informal legal presentations. As of March 1, 1999, intervenors have presented briefs covering nine areas of contention within the license. The administrative law judge has ruled on four of the contentions and has found in favor of the Company in each of his decisions. The judge was directed by the Commission to complete the hearing process by the end of June 1999. Although all the decisions to date have been favorable to the Company, there can be no assurance that the license will be maintained in its current form; allowing the Company to proceed with its planned operations or that the NRC process will be concluded on a timely basis.

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

         Reserves. As of December 31, 1998, Section 8 contained approximately
6.5 million pounds of in-place proven and probable uranium reserves (estimated
4.2 million pounds recoverable), Section 17 contained approximately 8.4 million pounds of in-place proven and probable uranium reserves (estimated 5.5 million pounds recoverable), and the Mancos property contained approximately 4.2 million pounds of in-place proven and probable uranium reserves (estimated 2.7 million pounds recoverable).

         Development Plan. The New Mexico properties will be developed in accordance with the licenses issued by the NRC. It is anticipated that the first property to be licensed and developed will be Churchrock. Costs related to permitting activities and land holding costs were approximately $1.0 million in 1998. The Company does not anticipate significant spending for permitting and land holding costs in 1999. The Company anticipates having to demonstrate financial surety in connection with production activities which it expects to meet by posting a bond collateralized by cash in an amount equal to 50% of the bond.

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

         Water Rights. The Company originally acquired mineral leases on Sections 8 and 17 from United Nuclear Corporation ("UNC") and, in connection therewith, acquired certain rights to use water from UNC. An application to use one of these rights has been the subject of extensive administrative proceedings and litigation with the New Mexico State Engineer and the Navajo Nation over the nature and extent of UNC's water rights. The State Engineer determined that the consumptive use and diversion amount UNC originally sought to transfer for use by the Company were in excess of the rights held by UNC and denied the application on the grounds that the UNC rights were insufficient to support the Company's mining operations. The Company has since reapplied and revised its water budget to be consistent with the rights of UNC as determined by the State Engineer. The State Engineer conducted a hearing in March 1998 regarding the application for the transfer of the water rights. A claim by the Navajo Nation to jurisdiction over these water rights was denied by the State Engineer's hearing officer and in the prior proceeding, the state district court. These decisions do not preclude a contrary claim from being made in another proceeding. No decision on the water right has been made as of February 28, 1999.

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

         In June 1996, the Company filed with the NMED two applications to renew the permit in two distinct parts, one covering the Section 8 portion and the other the Section 17 portion of Churchrock. This was to assure that the Company maintained a "clear" UIC authorization on the Section 8 portion of the site. The surface estate on Section 8 is not owned by the Navajo Nation or Navajo allottees. Because the renewal application was timely filed, the permit covering the Section 8 property has remained continuously in effect pending final determination on the renewal application by the NMED. The Navajo Nation has asserted jurisdiction over the UIC for Section 8, claiming that the land lies within a "dependent Indian community." While the EPA has not yet taken a final position on this issue, they have determined that a dispute does exist between the NMED and the Navajo tribe. As a result of this dispute, the EPA has indicated that an EPA permit will be required on this property. This situation could potentially delay or obstruct development of Section 8. The State of New Mexico and the Company have appealed the action of the EPA to the United States Court of Appeals for the Tenth Circuit. Oral arguments were presented to the Court on January 21, 1999. A decision by the Court is pending. The outcome of this suit may ultimately affect UIC jurisdiction on all Indian lands.

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

         Reserves. With respect to all the Crownpoint acreage except Unit 1, as of December 31, 1998, the property contained approximately 39.0 million pounds of in-place proven and probable reserves (estimated 25.3 million pounds recoverable). The Company estimates that Unit 1 contains approximately 27.0 million pounds of in-place proven and probable reserves (estimated 17.6 million pounds recoverable). The Unit 1 reserves are not included as part of the Company's reserve base.

         Development Plan. The New Mexico properties will be developed according to the license conditions issued by the NRC. Under the license, the first operating property will be Churchrock followed by Unit 1 and Crownpoint. Costs relating to permitting activities and land holding costs for Crownpoint were $876,000 in 1998, and are not expected to be significant in 1999.

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

         The Company is obligated to spend on exploration $200,000 per year for the ten-year period starting in March 1997 and $400,000 per year for the seven-year period starting in March 2007. This expenditure can be made on any of the Category II or Category III properties.

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

RECLAMATION AND RESTORATION COSTS AND BONDING REQUIREMENTS

         Upon completion of production from a wellfield, the Company is obligated under state and federal law to restore the aquifer to a condition consistent with its pre-mining use. This involves restoration of the aquifer, plugging and abandoning the injection and production wells and reclaiming the surface. With respect to operations at Kingsville Dome and Rosita, as well as reclamation and restoration of the Benavides and Longoria projects, the TNRCC and TDH requires the Company to provide financial surety to cover the costs of such restoration and reclamation. The surety bond requirement at December 31, 1998 was approximately $6.2 million. The Company fulfills this requirement through the issuance of surety bonds from the United States Fidelity and Guaranty Company ("USF&G") and has deposited as collateral for such bonds cash of approximately $3.6 million. The Company is obligated to fund the cash collateral account with an additional $0.50 for each pound of uranium production until the account accumulates an additional $1.0 million. The Company estimates that its future reclamation liabilities with respect to current operations at December 31, 1998 approximates $5.2 million, which has been charged to earnings. These financial surety obligations are reviewed and revised annually by the TNRCC and TDH.

         The Company anticipates that it will be required to provide financial surety of approximately $1.0 million as a condition to receipt of the requisite permits for the mining of the Vasquez project. The Company anticipates that USF&G or other bonding entities will provide the requisite bond under arrangements similar to those in place for Rosita and Kingsville Dome.

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

         With regard to the claim for remediation, the Company, upon the conclusion of mining at the Longoria site and the nearby sites, began reclamation in the manner required by its permits and by state and federal regulations. Such reclamation has been completed and the Company has made application to the TDH for final release of its obligations on the property and anticipates to receive such release in early 1999.

         The suit is pending at March 31, 1999 and the Company does not believe the conclusion of this lawsuit will have a material operating or financial impact on the Company.

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

BENTON BANKRUPTCY

         During 1994, the Company encountered liquidity problems that resulted in the Company entering into certain transactions with companies controlled by Mr. Benton (the "Benton Companies"). On February 23, 1995, Benton and various of the Benton Companies filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Benton Bankruptcy"). On February 19, 1998, David J. Beckman, as Liquidating Trustee for the CSI Liquidating Trust and the NTC Liquidating Trust commenced an action against the Company in the United States Bankruptcy Court for the District of Colorado seeking to recover certain transfers made from CSI Enterprises, Inc. ("CSI") and Nuexco Trading Corporation ("NTC") to the Company. The Adversary Proceeding is styled David J. Beckman v. Uranium Resources, Inc., Adversary Proceeding No. 98-1131 SBB ("Adversary Proceeding"). Specifically, the Liquidating Trustee seeks to recover (a) $1,400,000 paid by NTC to the Company on or about November 7, 1994 and (b) transfers by CSI to the Company of $80,000 (12/2/94), $40,000 (12/9/94), $45,000
(12/16/94), $36,150 (2/10/95) and $1,900 (2/14/95). The Liquidating Trustee
seeks to recover these amounts pursuant to 11 U.S.C. ss. 547, 11 U.S.C. ss. 544(b), 11 U.S.C. ss. 550 and state law. The Adversary Proceeding was originally set for trial commencing March 8, 1999. Based upon the status of settlement negotiations, the parties filed a Joint Motion to Vacate Trial and Related Matters on November 25, 1998. On December 4, 1998, the court entered an order vacating the March 8, 1999 trial date and all related deadlines. Settlement negotiations between the parties are presently ongoing. The Company does not believe any such settlement or other outcome from this matter will have a material adverse impact on the operating results or financial position of the Company.

         The Company has asserted certain claims against Benton and the Benton Companies in the bankruptcy proceedings. The Adversary Proceeding was set for trial beginning on November 16, 1998. As a result of ongoing settlement negotiations between the parties, the trial date was vacated. The parties are currently in the process of finalizing their settlement agreement and pleadings to be filed in the Bankruptcy Court in connection with the settlement.

OTHER

         The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur, however, these are not expected to cause material expenditures.

INDIAN LANDS JURISDICTIONAL DISPUTE

         See "Churchrock District-Permitting Status" for a discussion of the Company's Appeals for the Tenth Circuit relating to permitting jurisdiction over certain of the Company's mineral properties in New Mexico.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                              --------------------

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

COMPANY LIQUIDITY

         As a result of the volatility of spot prices in the uranium marketplace, the Company has begun implementing plans to shut-in and place on stand-by its two South Texas facilities in early 1999. Nominal production from these sites is expected to continue provided their incremental production costs remain at or below the cost of purchasing uranium in the marketplace. The Company will continue to maintain certain activities at these locations including its ongoing groundwater restoration efforts. The Company has also begun implementing additional steps for 1999 to preserve cash by reducing expenses and maximizing the cash flow from its existing sales contracts. The Company accelerated the 1999 delivery under one of its contracts to December 1998.

         The Company is consolidating certain of its administrative locations and reducing its workforce. These measures were initiated in the fourth quarter of 1998 and will continue in 1999. The Company projects that upon the successful implementation of these strategies it will be able to maintain a continued positive liquidity position through at least 1999. However, there can be no assurances that the Company will be able to fully implement these strategies. If certain of these strategies cannot be implemented and if alternatives are not available, the Company's operations and liquidity would be negatively impacted and the Company may be unable to continue operating as a going concern. Even if the market price of uranium increases and the demand for new production meets the industry's expectations, there can be no assurance that the Company can survive long enough to participate in meeting such demand or that it will have access to the capital necessary to bring new production on line.

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

         The Company expects to fund its 1999 capital requirements from cash flow from operations and existing working capital financing arrangements. However, certain capital requirements for new development projects in 1999 and beyond may require additional sources of capital. There can be no assurance that the Company will raise sufficient capital to fund these capital requirements.

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

         The Company is required to provide financial surety to state environmental agencies for plugging wells, groundwater restoration and site decommissioning, decontamination and reclamation. The Company estimates that its current restoration, decommissioning, decontamination and reclamation costs are approximately $5.2 million, which amount the Company has accrued as a liability on its financial statements. The Company satisfied its financial surety requirements imposed by environmental regulators with surety bonds totaling approximately $6.2 million at December 31, 1998, $3.6 million of which is collateralized by the Company with cash. The Company anticipates that its future financial surety requirements will increase significantly when future development and production occurs at its sites in Texas and New Mexico. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. There can be no assurance that the Company will have sufficient capital to meet these future financial surety obligations.

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

NEED TO REPLACE RESERVES

         The Company's producing uranium mines are, in general, characterized by a series of individual wellfields that produce at differing declining production rates. Each wellfield's production decline rate depends on ore reserve characteristics, and, in the case of the Company, varies from a steep decline rate of six months, to a relatively slow production decline rate of eighteen months. The Company's future uranium reserves and production, and therefore cash flow and income, are highly dependent upon the Company's level of success in exploiting its current reserves and acquiring or developing additional reserves. Proven reserves at the Company's currently producing sites are expected to be depleted in 1999, although there is the potential for developing additional wellfields at Kingsville Dome. There can be no assurance that the Company's development properties will be placed into production or that the Company will be able to continue to find and develop or acquire reserves.

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

         The spot market price for uranium has demonstrated a large range since January 1995. Prices have risen from $9.65 per pound as of January 31, 1995 to a high of $16.50 per pound as of May 31, 1996. The spot price as of December 31, 1998 and March 22, 1999 was $8.75 and $10.85 per pound, respectively.

URANIUM CONTRACTS PROFITABILITY

         As of December 31, 1998, the Company had contracts for delivery of an estimated 2.4 million pounds of uranium to domestic utilities from January 1, 1999 through 2002. Profitability to the Company on these deliveries will depend on the cost of purchasing uranium in the marketplace and the cost of producing uranium at the Company's mining properties, the Company's ability to produce uranium to meet its sales commitments and the spot market price of uranium.

LIMITED MARKET; DEPENDENCE ON A FEW CUSTOMERS

         The Company's primary source of revenue is derived from its sale of uranium to U.S. nuclear power plants. Uranium's only current commercial use is as fuel for nuclear power reactors. Accordingly, the Company's present and potential customers are electric utilities that operate nuclear power plants. The United States is the world's largest producer of nuclear-generated electricity. As of November 1998, there were 104 nuclear units in the United States. Currently, there are no new nuclear power plants under construction in the U.S. As of November 1998, there were 429 nuclear power plants in the World, with 30 power plants being constructed in parts of the world other than the U.S. There can be no assurance that the Company can continue to compete successfully for such customers.

         A significant portion of the Company's contracted sales of uranium from January 1, 1999 through December 31, 2002 are represented by long-term contracts with four different customers. In 1998 and 1997, the Company had sales to three customers that amounted to more than 10% of total sales. These customers represented 27%, 18% and 14% of sales in 1998 and 18%, 15% and 13% of sales in 1997. In 1996, the Company had sales to five customers that amounted to more than 10% of total sales. Those customers represented 20%, 16%, 15%, 12% and 11% of sales in that year. The loss of any of these customers or curtailment of purchases by such customers could have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION FROM ALTERNATIVE ENERGY SOURCES AND PUBLIC ACCEPTANCE OF NUCLEAR ENERGY

         Nuclear energy competes with other sources of energy, including oil and gas, coal and hydro-electricity. These alternative energy sources are to some extent interchangeable with nuclear energy, particularly over the longer term. Lower prices of oil, gas, coal and hydro-electricity for an extended period of time, as well as the possibility of developing in the future other low cost sources for energy, have made and could continue to make nuclear power a less attractive fuel source for the generation of electricity, thus resulting in lower demand for uranium. Furthermore, the growth of the uranium and nuclear power industry beyond or maintenance at its current level will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which have and could continue to have an adverse impact on the demand for nuclear power and increase the regulation of the nuclear power industry.

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

                            GLOSSARY OF CERTAIN TERMS



claim...............................    A claim is a tract of land, the right to
                                        mine of which is held under the federal
                                        General Mining Law of 1872 and
                                        applicable local laws.

concentrates........................    A product from a uranium mining and
                                        milling facility, which is commonly
                                        referred to as uranium concentrate or
                                        U(3)O(8).

conversion..........................    A process whereby uranium concentrates
                                        are converted into forms suitable for
                                        use as fuel in commercial nuclear
                                        reactors.

cut-off grade.......................    Cut-off grade is determined by the
                                        following formula parameters: estimates
                                        over the relevant period of mining
                                        costs, ore treatment costs, general and
                                        administrative costs, refining costs,
                                        royalty expenses, process and refining
                                        recovery rates and uranium prices.

gross acres.........................    Total acres under which the Company has
                                        mineral rights and can mine for uranium.

Indian country......................    A term derived from jurisdictional
                                        determinations in criminal law
                                        enforcement proceedings under 18 U.S.C.
                                        ss. 1151 and understood to encompass
                                        territory situated within Indian
                                        reservations, land owned by Indian
                                        allottees and land within a dependent
                                        Indian community.

lixiviant...........................    When used in connection with uranium in
                                        situ leach mining, a solution that is
                                        pumped into a permeable uranium ore body to dissolve uranium in order that a uranium solution can be pumped from production wells.

net acres...........................    Actual acres under lease which may
                                        differ from gross acres when fractional
                                        mineral interests are not leased.

ore.................................    Naturally occurring material from which
                                        a mineral or minerals of economic value
                                        can be extracted at a reasonable profit.

over feeding........................    Operating enrichment plants in a manner
                                        that reduces plant operating costs but
                                        increases the amount of uranium required to produce a given quantity of enriched uranium.

probable reserves...................    Reserves for which quantity and grade
                                        and/or quality are computed from
                                        information similar to that used for
                                        proven (measured) reserves, but the
                                        sites for inspection, sampling, and
                                        measurement are farther apart or are
                                        otherwise less adequately spaced. The
                                        degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

proven reserves.....................    Reserves for which (a) quantity is
                                        computed from dimensions revealed in
                                        outcrops, trenches, workings or drill
                                        holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

reclamation.........................    Reclamation involves the returning of
                                        the surface area of the mining and
                                        wellfield operating areas to a condition similar to pre-mining.

recoverable reserves................    Reserves that are either proven or
                                        probable, are physically minable, and
                                        can be profitably recovered under
                                        conditions specified at the time of the
                                        appraisal, based on a positive
                                        feasibility study. The calculation of
                                        minable reserves is adjusted for
                                        potential mining recovery and dilution.

reserve.............................    That part of a mineral deposit which
                                        could be economically and legally
                                        extracted or produced at the time of the reserve determination.

restoration.........................    Restoration involves returning an
                                        aquifer to a condition consistent with
                                        its pre-mining use and removing
                                        evidences of surface disturbance. The
                                        restoration of the wellfield can be
                                        accomplished by flushing the ore zone
                                        with native ground water and/or using
                                        reverse osmosis to remove ions to
                                        provide clean water for reinjection to
                                        flush the ore zone.

resources...........................    A resource is a concentration of
                                        naturally occurring minerals in such a
                                        form that economic extraction is
                                        currently or potentially feasible.

roll front..........................    The configuration of sedimentary uranium
                                        ore bodies as they appear within the
                                        host sand. A term that depicts an
                                        elongate uranium ore mass that is "C"
                                        shaped.

spot price..........................    The price at which uranium may be
                                        purchased for delivery within one year.

surety obligations..................    A bond, letter of credit, or financial
                                        guarantee posted by a party in favor of
                                        a beneficiary to ensure the performance
                                        of its or another party's obligations,
                                        e.g., reclamation bonds, workers'
                                        compensation bond, or guarantees of debt instruments.

tailings............................    Waste material from a mineral processing
                                        mill after the metals and minerals of a
                                        commercial nature have been extracted;
                                        or that portion of the ore which remains after the valuable minerals have been extracted.

Trade Tech..........................    A Denver-based publisher of information
                                        for the nuclear fuel industry; the
                                        successor to the information services
                                        business of Nuexco.

uranium or uranium
concentrates........................    U(3)O(8), or triuranium octoxide.

U(3)O(8)............................    Triuranium octoxide equivalent contained
                                        in uranium concentrates, referred to as
                                        uranium concentrate.

waste...............................    Barren rock in a mine, or mineralized
                                        material that is too low in grade to be
                                        mined and milled at a profit.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          Prior to March 24, 1999 the Company's Common Stock was traded on Nasdaq under the trading symbol URIX. The following table sets forth the high and low sales prices for the Common Stock as reported through Nasdaq for the periods indicated:


                                            Common Stock
Fiscal Quarter Ending                   High              Low
---------------------                   ----              ---
December 31, 1998                       25/32             5/32
September 30, 1998                      2-3/8             7/32
June 30, 1998                               3                2
March 31, 1998                          4-3/8            2-1/8
December 31, 1997                       7-1/8            2-1/2
September 30, 1997                          7            3-7/8
June 30, 1997                           6-3/8            4-3/4
March 31, 1997                              8                5

          The high and low sales prices for the common stock for the period January 1, 1999 through March 23, 1999, was $0.50 and $0.125, respectively.

          On March 23, 1999, the Company's common stock was delisted from the Nasdaq National Market. Effective March 24, 1999, the Company's common stock began being quoted on the OTC Bulletin Board.

HOLDERS

          As of December 31, 1998, the Company had 12,053,027 shares of Common Stock outstanding held of record by 127 persons.

DIVIDENDS

          The Company did not declare or pay any cash or other dividends on its Common Stock during the years ending December 31, 1996, 1997 or 1998. The Company does not anticipate paying dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                          Year Ended December 31,
                                                         --------------------------------------------------------
                                                           1998        1997        1996        1995        1994
                                                         --------    --------    --------    --------    --------
                                                          (In thousands, except per share and per pound amounts)
CONSOLIDATED STATEMENTS OF
   OPERATIONS DATA
Uranium sales:
   Produced uranium                                      $ 10,984    $ 14,737    $ 17,827    $  7,195    $    959
   Purchased uranium                                       12,363      15,003       6,437      14,634      16,375
Cost of uranium sales                                     (21,286)    (29,269)    (20,122)    (17,235)    (13,466)
                                                         --------    --------    --------    --------    --------
Earnings from operations before
   writedown of uranium properties                          2,061         471       4,142       4,594       3,868
Writedown of uranium properties                           (23,112)         --          --        (163)         --
                                                         --------    --------    --------    --------    --------
Earnings (loss) from operations
   before corporate expenses                              (21,051)        471       4,142       4,431       3,868
Corporate expenses                                         (2,730)     (2,937)     (3,055)     (3,496)     (2,177)
                                                         --------    --------    --------    --------    --------
Earnings (loss) from operations                           (23,781)     (2,466)      1,087         935       1,691
Interest and other, net                                        56         868        (328)       (324)        163
Loss on acceleration of uranium contract                       --          --          --          --        (349)
Loss on termination of joint venture
   and transfer to stockholders                                --          --          --      (1,781)         --
                                                         --------    --------    --------    --------    --------
Earnings (loss) before income taxes                       (23,725)     (1,598)        759      (1,170)      1,505
Federal income tax (benefit)                               (4,745)       (273)         --        (234)        300
                                                         ========    ========    ========    ========    ========
Net earnings (loss)                                      $(18,980)   $ (1,325)   $    759    $   (936)   $  1,205
                                                         ========    ========    ========    ========    ========
Earnings (loss) per common share:
   Basic                                                 $  (1.57)   $  (0.11)   $   0.09    $  (0.12)   $   0.17
                                                         ========    ========    ========    ========    ========
   Diluted                                               $  (1.57)   $  (0.11)   $   0.08    $  (0.12)   $   0.17
                                                         ========    ========    ========    ========    ========
Weighted average common stock
   and equivalents outstanding:
   Basic                                                   12,053      11,760       8,789       8,098       6,929
   Diluted                                                 12,053      11,760      10,031       8,098       7,193
CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by operations                              $  8,201    $  4,931    $  9,294    $  5,301    $  5,080
Pounds of uranium produced                                    623         871       1,360         612          --
Pounds of uranium purchased                                   865       1,275         488         660       1,329
Pounds of uranium delivered                                 1,586       2,240       1,656       1,633       1,081
Capital expenditures                                     $  6,168    $ 14,901    $ 14,607    $  3,583    $  3,183
Average sales price per pound(1)                         $  15.13    $  13.71    $  16.35    $  15.64    $  16.03
Average cost of produced
   pounds sold (2)                                       $  16.58    $  15.61    $  11.34    $  10.28    $  13.60
Average cost of purchased
   pounds sold                                           $  10.12    $  10.40    $  10.21    $   9.41    $  10.68
Cash cost per produced pound(3)                          $  13.17    $  12.17    $   8.51    $   7.11         N/A
Average cost per produced
   pound(2)                                              $  17.11    $  15.85    $  12.12    $  10.09         N/A
Average cost per purchased
   pound                                                 $  10.12    $  10.40    $  10.21    $   9.52    $  10.07

(1) Excludes sales of the Russian component of deliveries made under the matched sales amendment. The economic benefit of such sales are treated as "pass-through" sales.

(2) Average cost per produced pound consists of all operating costs, depletion, depreciation and accrued restoration and reclamation costs.

(3) Cash cost per pound consists of all operating costs and wellfield development costs associated with producing wellfields.

                                             Year Ended December 31,
                             ----------------------------------------------------
                                 1998       1997       1996       1995       1994
                             --------   --------   --------   --------   --------
                                                (In thousands)
CONSOLIDATED BALANCE
   SHEET DATA
Cash and cash equivalents    $  3,714   $  2,325   $ 16,934   $  4,716   $  2,528
Working capital (deficit)       5,198      5,999     15,269      4,710     (2,545)
Uranium properties (net)       39,472     61,303     42,444     37,200     37,230
Total assets                   49,696     74,864     68,794     48,085     44,850
Total debt (1)                  7,882      8,419     12,577      7,487      9,227
Total liabilities              16,363     22,959     23,497     18,214     16,632
Total shareholders' equity     33,333     51,905     45,297     29,872     28,218


(1) Includes current portion of long-term debt and notes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

          This Item 7 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and estimate of future net cash flows attributable to proved undeveloped reserves and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 24.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

          At December 31, 1998, the Company's cash and cash equivalents were $3,714,000 compared to $2,325,000 at year end 1997. Cash and cash equivalents in 1997 decreased by $14,609,000 from 1996 year end levels. The Company's uranium operations generated positive cash flow of $8,201,000 for the year ended December 31, 1998, in comparison to positive cash flow from operations in 1997 and 1996 of $4,931,000 and $9,294,000, respectively. The Company's net working capital at December 31, 1998 and 1997 was $5,198,000 and $5,999,000,
respectively.

          As a result of the volatility of spot prices in the uranium marketplace, the Company has begun implementing plans to shut-in and place on stand-by its two South Texas facilities by early 1999. Nominal production from these sites is expected to continue provided their incremental production costs remain at or below the cost of purchasing uranium in the marketplace. The Company will continue to maintain certain activities at these locations including its ongoing groundwater restoration efforts. The Company has also begun implementing additional steps for 1999 to preserve cash by reducing expenses and maximizing the cash flow from its existing sales contracts. The Company accelerated the 1999 delivery under one of its contracts to December 1998.

          The Company is consolidating certain of its administrative locations, and reducing its workforce. The implementation of these measures were initiated in the fourth quarter of 1998 and continue in 1999. The Company projects that upon the successful implementation of these strategies it will be able to maintain a continued positive liquidity position through at least 1999. However, there can be no assurances that the Company will be able to fully implement these strategies. If certain of these strategies cannot be implemented and if alternative options are not available, the Company's operations and liquidity would be negatively impacted and the Company may be unable to continue operating as a going concern.

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

          During January 1995, when companies controlled by Oren L. Benton (the "Benton Companies") held effective control of the common stock of the Company, the Company transferred $1 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. Shortly thereafter, an additional $1,080,000 was transferred to or for the benefit of Mr. Benton or certain Benton Companies without the authorization of the Company's Board of Directors. In February 1995, Mr. Benton and certain of the Benton Companies filed for bankruptcy. The Company has recovered $875,000 related to the unauthorized transfer ($300,000 in 1995 and $575,000 in 1997); however, the remaining $1.2 million will not be recovered. A loss for these transactions of $1.78 million was recorded in 1995 and the recovery of the $575,000 resulted in an increase to other income in 1997.

Investing Cash Flows

         The Company resumed development activities at its Rosita site during the second quarter of 1995 and uranium production began in June 1995. During 1997 and 1998, $2,450,000 and $244,000 in capital expenditures were incurred at Rosita, respectively. Capital expenditures to be incurred for 1999 at Rosita are expected to be minimal.

         Significant development activities at the Company's Kingsville Dome facility began in December 1995 and resulted in commencement of production at this site in March 1996. Capital expenditures at Kingsville Dome during 1997 and 1998 totaled $8,998,000 and $2,999,000, respectively and are expected to be minimal in 1999. The Company expects to fund its 1999 activities at its Kingsville Dome and Rosita projects from cash on hand, sales proceeds under uranium deliveries and through existing financing arrangements. See "Operating Cash Flows" for discussion of operating plans for Rosita and Kingsville Dome.

         In June 1996, the Company acquired the rights to a significant uranium deposit in South Texas known as the Alta Mesa project. The Company spent $4,000,000 to acquire the uranium rights to the property which contains approximately 6.2 million pounds of in-place proven and probable reserves. The primary term of the lease was to expire in December 1999 and required either minimum production from the property or a payment of approximately $530,000 . In December 1998, the Company attempted to renegotiate the lease. The renegotiation was not successful and in January 1999 the Company relinquished its rights to this property which resulted in a pre-tax write-off of approximately $5.0 million in the fourth quarter of 1998. Capital expenditures related primarily to permitting activities and land holding costs have totaled approximately $515,000 and $103,000, respectively in 1997 and 1998.

         The initial capital costs to acquire the rights to the Alta Mesa property were obtained through a one-year note from the Lindner Dividend Fund. This $4.0 million note was repaid in January 1997 from the proceeds from the Company's equity placement completed in December 1996.

         Capital expenditures at the Company's Churchrock, Crownpoint and Vasquez projects for permitting and land holding costs totaled approximately $2,900,000 and $2,800,000 in 1997 and 1998, respectively and are not expected to be significant in 1999. Capital requirements for 1999 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing.

         Cash used for other investing activities for 1997 and 1998 totaled $524,000 and $345,000, respectively and was for the purchase of certificates of deposit to fund certain bonding requirements at the Company's producing and development properties. These certificates of deposit are pledged under these bonding requirements and therefore are not readily available to the Company. See
Note 1 - "Restricted Cash" of the Notes to Consolidated Financial Statements.

Financing Cash Flows


         In May 1996, the Company entered into a one-year $3.0 million revolving credit facility. This facility was renewed and expanded to a $5.0 million credit facility which concludes July, 1999. This agreement is secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Principal advances, net of repayments, under the facility amounted to $1,685,000 in 1998.

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

         In 1997 the Company generated $133,000 from the issuance of 40,000 shares of common stock associated with the exercise of certain stock warrants. In 1996, the Company also generated approximately $630,000 from the issuance of approximately 167,000 shares of common stock upon the exercise of certain stock options and stock warrants.

Other Non-Cash Transactions

         In March 1997, the Company acquired from Santa Fe Pacific Gold Corporation ("Santa Fe") certain mineral interests covering approximately 500,000 acres in northwestern New Mexico in exchange for 1.2 million shares of the Company's common stock and a commitment for certain exploration expenditures. Approximately one-third of the acreage comprises uranium mineral rights and the remaining acreage comprises exploration rights with rights to purchase and develop any uranium mineral interests found. Included in the purchase was an existing royalty obligation from the Company to Santa Fe on certain properties then under lease from Santa Fe. The Company estimates that there is approximately 14.7 million pounds of proven in-place uranium reserves on 37,000 acres of the property on which it acquired the entire mineral estate (excluding coal). Also included in the 500,000 acres is the fee interest in uranium on approximately 140,000 acres and the right to explore for uranium, for 17 years, on approximately 346,000 acres.

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

         The market price of uranium has fallen to levels that are currently below the Company's cost of uranium production. The outlook for uranium prices through the end of 1999 indicates that a price rebound to levels which would enable the Company to obtain the necessary financing to allow development of new production areas in South Texas during this period is uncertain.

         In order for the Company to maximize the existing and future cash flow projected from its existing sales contracts and in light of the Company's current operating position, its uranium sales contract portfolio and the current and projected uranium market prices, a number of decisions have been made regarding the Company's operating plans for 1999. The Company will satisfy the delivery requirements under its 1999 sales contracts through incremental production from Kingsville Dome and Rosita, its existing inventory position and by taking advantage of the low uranium prices and arbitraging its contractual position in the market. The production operations in South Texas at the Kingsville Dome and Rosita facilities will be shut-in and placed on stand-by in early 1999. Nominal production from these sites will continue to be maintained provided their incremental production costs are at or below the cost of purchasing uranium in the marketplace. The timing of the resumption of full-scale production from these sites will be dependent upon future uranium prices, the availability of sales contracts and the availability of capital. While on stand-by, the Company will continue to maintain certain activities at these locations including its ongoing restoration efforts.

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


WRITEDOWN OF URANIUM PROPERTIES

         PRODUCING PROPERTIES

         In view of the continuing weakness in uranium prices, the Company reviewed the carrying values of its uranium properties and determined that a writedown was required at September 30, 1998 with respect to its existing producing properties of approximately $18,000,000. The writedown was recorded as a non-cash charge against earnings in the third quarter of 1998. The writedown in the carrying value of the Kingsville Dome and Rosita properties totaled $12,300,000 and $5,600,000, respectively. The net carrying value of these properties at December 31, 1998 (after giving effect to the writedown) was approximately $6,106,000 for Kingsville Dome and $900,000 for Rosita.

         The review utilized a number of estimates and assumptions, including current and projected uranium prices (which assumes higher prices in the future) and the timing and costs of future production activities. The estimates also assumed that the Company is able to operate each of its production sites in the future at production rates that are higher than the Company's production rate for 1998 and as a result operate at costs that are significantly below those experienced for 1998. The inability of the Company to achieve such assumptions would have an impact on the Company's ability to recover its current and future investments in its uranium properties.

         ALTA MESA

         In June 1996, the Company acquired the Alta Mesa property in South Texas for $4 million. In 1998, the Company determined that this project would not be pursued toward development and the Company terminated the lease agreement and wrote off the net carrying value of the property in 1998 of $5,021,000.

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

Years Ended December 31, 1998, 1997 and 1996

          The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                  1998           1997           1996
                                             ------------   ------------   ------------
                                                (In thousands, except per pound data)
Uranium sales revenue (1)                    $     23,347   $     29,741   $     24,264
Total pounds delivered                              1,586          2,240          1,656
Average sales price/pound(2)                 $      15.13   $      13.71   $      16.35
Pounds produced                                       623            871          1,360
Pounds purchased                                      865          1,275            488
Average production cost of produced pounds   $      17.11   $      15.85   $      12.12
Average cost of purchased pounds             $      10.12   $      10.40   $      10.21
Average cost of produced pounds sold         $      16.58   $      15.61   $      11.34
Average cost of purchased pounds sold        $      10.12   $      10.40   $      10.21


(1) 1998, 1997 and 1996 uranium sales revenues include approximately $1.5 million, $2.8 million and $4.5 million, respectively, from the sale of Russian uranium which is sold under the matched sales Amendment.

(2) Average sales price does not include the sales of Russian material sold as a "pass through" sale under the matched sales Amendment.

         Revenue from uranium sales in 1998 decreased by $6,394,000 from 1997 amounts. This decrease resulted primarily from lower uranium deliveries this year (1,586,000 pounds) compared to 1997 (2,240,000 pounds). Deliveries were comprised of produced pounds, purchased uranium sold into existing contracts and purchased uranium whose economic benefit is essentially treated as a "pass through" sale (this includes the delivery of Russian origin uranium under the Company's matched sales contracts). The quantity of the pass through sales increased from 685,000 pounds in 1997 to 717,000 pounds in 1998 and while such sales have a positive impact on revenues they have virtually no impact on earnings from operations or net income.

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

          Revenue from uranium sales in 1996 was $24,264,000 on deliveries of 1,656,000 pounds. Sales made in 1996 under the matched sales agreements totaled 780,000 pounds during the year. The deliveries in 1996 also included 250,000 pounds sold in the spot market.

          Details of the cost of uranium sales were as follows:


                                                        1998           1997           1996
                                                   ------------   ------------   ------------
                                                                 (In thousands)
Cost of purchased uranium                          $      8,745   $     13,258   $      4,979
Royalties                                                   580            834          1,198
Operating expenses                                        5,347          6,564          4,866
Provision for restoration and reclamation costs             692          1,032          1,480
Depreciation and depletion of uranium properties          5,923          7,581          7,599
Writedown of uranium properties                          23,112             --             --
                                                   ------------   ------------   ------------
          Total cost of uranium sales              $     44,399   $     29,269   $     20,122
                                                   ============   ============   ============

         Combined production for the year from Kingsville Dome and Rosita was 623,000 pounds which approximated the Company's "produced pound" delivery requirements under its 1998 uranium sales contracts. A result of these decreased production levels was an increase in the 1998 per pound costs of uranium production to an average cost of $17.11 per pound from the two facilities. This increase in unit costs resulted from the fixed costs of operations remaining at levels which were not absorbed as efficiently by the fewer pounds that were produced during the year.

         In the fourth quarter of 1998 the Company announced its Kingsville Dome and Rosita production facilities would be shut-in and placed on stand-by early in 1999. Nominal production from these sites will continue to be maintained provided their incremental production costs are at or below the cost of purchasing uranium in the marketplace. The timing of the resumption of full-scale production from these sites will be dependent upon future uranium prices, the availability of sales contracts and the availability of capital.

         In 1997, a number of organizational and operating changes, including plant design modifications, were implemented to address specific production inefficiencies. The main operating changes related to the water quality of the mine areas under wellfield at each site. Certain redesign of the plants and wellfield patterns were performed to mitigate the effects of continuously recycled ground water utilized in the production process by minimizing the amount of mine water that previously was used in multiple wellfields.

         The average cost of uranium purchases made in 1998 was $10.12 per pound compared to $10.40 in 1997 and $10.21 in 1996. Total deliveries in 1998 were 1,586,000 pounds of which 865,000 were purchased pounds and 721,000 were produced pounds (average cost of $16.58 per pound). Deliveries in 1997 consisted of 1,275,400 purchased pounds, at an average cost per pound of $10.40, and 965,000 produced pounds at $15.61 per pound. During 1996, the Company delivered 487,500 purchased pounds at an average cost per pound of $10.21 and 1,168,000 pounds of produced uranium at an average cost of $11.34 per pound.

         Operating expenses totaled $5,347,000 ($7.41 per pound) in 1998 compared to $6,564,000 ($6.80 per pound) in 1997 and $4,866,000 ($4.92 per pound) for produced pounds that were sold in 1996. Total operating expenses and depreciation and depletion include standby costs for the Kingsville Dome and Rosita facilities when these facilities are not in production. These costs have been recorded as direct charges to operations. Standby costs for 1996 was $313,000.

         The provision for restoration and reclamation in 1998 of $692,000 consists primarily of costs from produced pounds sold during the year ($0.95 per pound). Restoration and reclamation in 1997 was $910,000 ($0.95 per pound) for production sold in 1997 and $120,000 for costs associated with reclamation activities related to the Benavides project (a previous mining location). The provision for restoration and reclamation in 1996 consists of $1,100,000 ($0.94 per pound) for production sold during 1996 and $380,000 for costs associated with reclamation activities related to the Benavides project.

         The depreciation and depletion provision in 1998 was $5,923,000 (average rate of $8.21 per pound) compared to $7,580,000 in 1997 (an average rate of $7.86 per pound) and $7,578,000 in 1996 (an average rate of $6.49 per pound).

         Royalties in 1998 were $579,000 compared to $834,000 in 1997 and $1,198,000 in 1996. The decrease in 1998 and 1997 is directly attributable to the lower production from Rosita and Kingsville Dome and the corresponding reduction in sales of produced uranium compared to each prior year.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $2,672,000 in 1998 from $2,914,000 in 1997 and $3,055,000 in 1996. The reduction in 1998 from 1997 costs reflected primarily from lower overall compensation levels and cost reductions that were implemented in 1998. The decrease in 1997 from 1996 resulted primarily from legal and accounting fees and other expenses incurred in 1996 associated with the unsuccessful acquisition bid for a significant uranium production company and continuing legal costs associated with the unauthorized transfer of funds in 1995.

         Interest and other income in 1998 totaled $208,000, down from 1997 levels. Interest and other income increased by $754,000 in 1997 compared to 1996. This change in 1997 resulted primarily from the settlement in June 1997 of the Company's lawsuit against the Professional Bank of Denver, Colorado ($575,000) and an increase in interest income for that year. The higher interest income resulted from higher average available cash and investment balances that were generated from the Company's equity placement in December 1996.

         Total interest cost for 1998, net of capitalized amount, were comparable to those levels experienced in 1997. Total interest costs for 1997, net of capitalized amounts decreased from 1996. This decrease resulted from the repayment in January 1997 of the additional $4.0 million borrowed in June 1996 to finance the purchase of the Alta Mesa property ($134,000 reduction in interest cost). Interest cost in 1997 increased as a result of the Company entering into a financial surety agreement with USF&G for the issuance of surety bonds related to the Company's reclamation and restoration commitments at its current and prior mine locations (increase of $85,000). Net interest cost in 1997 also decreased compared to 1996 because of higher capitalized interest during the current year (approximately $367,000). The increase in permitting and development activities in New Mexico and Texas properties required the additional capitalization of interest related to these projects. Total interest costs for 1996 including capitalized amounts increased from the prior year primarily because of the $4.0 million borrowings received in June

1996 and from advances received under the Company's credit facility with NationsBank which commenced May 1996.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

URANIUM PRICE VOLATILITY

         The Company is subject to market risk related to the market price of uranium. The Company's earnings are dependent on the price of uranium, which is determined primarily by global supply and demand and by the relationship of that price to the Company's costs of production. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond the Company's control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. Certain of the Company's current long and medium-term contracts have pricing mechanisms related to spot market prices. In recent year's, prior to 1996, imports of uranium, including imports of uranium from the CIS, have resulted in significant downward pressure on uranium prices.

         The spot market price for uranium has demonstrated a large range since January 1995. Prices have risen from $9.65 per pound as of January 31, 1995 to a high of $16.50 per pound as of May 31, 1996. The spot price as of March 22, 1999 was $10.85 per pound.

URANIUM CONTRACTS PROFITABILITY

        As of December 31, 1998, the Company had contracts for delivery of an estimated 2.4 million pounds of uranium to domestic utilities from January 1, 1999 through 2002. Profitability to the Company on these deliveries will depend on the cost of purchasing uranium in the marketplace and the cost of producing uranium at the Company's mining properties, the Company's ability to produce uranium to meet its sales commitments and the spot market price of uranium.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by Item 8 appears on pages F-1 through F-23 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Board of Directors of the Company consists of the three individuals shown below. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by plurality vote.

         The following table sets forth certain information concerning the individuals nominated for election as directors of the Company:

                                                           Positions and Offices
           Name                        Age                    with the Company
           ----                        ---                 ---------------------
     Paul K. Willmott                  59            Chairman, Chief Executive Officer,
                                                           President and Director

     Leland O. Erdahl                  70                         Director

    George R. Ireland                  42                         Director

NOMINEES FOR DIRECTOR

         PAUL K. WILLMOTT has served as a director of the Company since August 1994, as President of the Company since February 1995 and as Chairman of the Board and Chief Executive Officer since July 31, 1995. Mr. Willmott served as the Company's Chief Financial Officer from April 12, 1995 to September 25, 1995. Mr. Willmott retired from Union Carbide Corporation ("Union Carbide") where he was involved for 25 years in the finance and operation of Union Carbide's world-wide mining and metals business. Most recently, Mr. Willmott was President of UMETCO Minerals Corporation, a wholly-owned subsidiary of Union Carbide, from 1987 to 1991, where he was responsible for Union Carbide's uranium and vanadium businesses. From January 1993 until February 1995, Mr. Willmott was engaged by the Concord Mining Unit as a senior vice president where he was primarily involved in the acquisition of UMETCO Minerals Corporation's uranium and vanadium operating assets. Mr. Willmott graduated from Michigan Technological University with a Bachelor of Science degree in Mining in 1964 and a Bachelor of Science Degree in Engineering Administration in 1967. He has been an active member of the American Institute of Mining Engineers, the Canadian Institute of Mining Engineers and a number of state professional organizations.

         LELAND O. ERDAHL has served as a director of the Company since July 11, 1994. From 1986 to 1991, Mr. Erdahl served as President and Chief Executive Officer for Stolar, Inc., a high-tech company involved in the radio wave imaging of geologic media and underground radio transmission for voice and data. He was also President and CEO of Albuquerque Uranium Corporation, a uranium mining company, from 1987 to 1991. He is a Certified Public Accountant and is a graduate from the College of Santa Fe. He is currently a director of Hecla Mining Company, Canyon Resources Corporation, Original Sixteen to One Mine, Inc. and a trustee for a group of John Hancock Mutual Funds. In March 1997, Mr. Erdahl entered into a contract with AMAX Gold, Inc. to serve as Vice President and Chief Financial Officer. This contract was concluded June 1, 1998. Mr. Erdahl also serves on the compensation committee of Hecla Mining Company, Canyon Resources Corporation, Original Sixteen to One Mine, Inc. and Freeport McMoRan Copper & Gold, Inc.

         GEORGE R. IRELAND has served as a director since May 25, 1995. Mr. Ireland is a financial analyst for and a partner in Knott Partners L.P., a private investment partnership. Mr. Ireland specializes in investing in securities of natural resource and other basic industrial companies, both domestically and abroad. From 1987 to 1991, he was a Vice President of Fulcrum Management, Inc., which was the manager of the VenturesTrident Limited Partnerships, (venture capital funds dedicated to investing in the mining industry), and Senior Vice President and Chief Financial Officer of MinVen Gold Corporation, a company in which the VenturesTrident funds had a significant investment. Mr. Ireland graduated from the University of Michigan with degrees in Geology and Resource Economics. He also attended the Graduate School of Business Administration of New York University. Mr. Ireland is a director of Merrill & Ring, Inc., a private land and timber holding company in the state of Washington. Mr. Ireland acted as a consultant to Ryback Management Corporation and performed due diligence on the Company in connection with Ryback's loan of $6 million to the Company on behalf of members of the Lindner Group in 1995. Mr. Ireland is not otherwise affiliated with the Lindner Group or Ryback.

ARRANGEMENTS REGARDING ELECTION OF DIRECTORS

         On May 25, 1995, George R. Ireland and James B. Tompkins were appointed to the Board of Directors following the closing of certain transactions with the Lindner Group. In connection with these transactions, the Company has agreed to nominate two individuals designated by the Lindner Group for election to the Board. Messrs. Ireland and Tompkins were the Lindner Group's designees.

          Effective July 28, 1998, Mr. Tompkins resigned his position as a Director of the Company.

OTHER EXECUTIVE OFFICERS

         The executive officers of the Company serve at the discretion of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual General Meeting of the Stockholders. The officers of the Company hold office until their successors are appointed by the Board of Directors. All officers of the Company are employed on a full-time basis. There is no family relationship between any director and executive officer of the Company.

         The following table sets forth certain information concerning executive officers who are not also directors of the Company:

                                                                               Positions and Offices
                           Name                       Age                         with the Company
                           ----                       ---                      ---------------------
                       Joe H. Card                     45                Senior Vice President - Marketing

                 Richard F. Clement, Jr.               55             Senior Vice President - Exploration and
                                                                         President - Hydro Resources, Inc.

                   Richard A. Van Horn                 52                Senior Vice President - Operations

                    Thomas H. Ehrlich                  39        Vice President, Chief Financial Officer, Secretary
                                                                                   and Treasurer

                     Mark S. Pelizza                   46        Vice President - Health, Safety and Environmental
                                                                                      Affairs

                     Craig S. Bartels                  50       Vice President - Technology - Hydro Resources, Inc.

         The following sets forth certain information concerning the business experience of the foregoing executive officers during the past five years.

         JOE H. CARD joined the Company as Vice President - Marketing in March 1989. In February 1993, he was promoted to Senior Vice President - Marketing. Previously, he spent four years with UG U.S.A., Inc., a U.S. marketing subsidiary of a major German mining company, most recently as Marketing Manager. His responsibilities were related to the entire uranium fuel cycle, primarily in dealing with U.S. nuclear utilities customers. Prior to his work at UG U.S.A., Inc., Mr. Card spent five years with Mitsubishi International Corporation as marketing manager. He earned a B.B.A. degree in Finance from the University of Georgia in 1975 and an M.B.A. from Georgia State University in 1978.

         RICHARD F. CLEMENT, JR. joined the Company as Vice President-Exploration in 1983. In April 1990, he was appointed Senior Vice President-Exploration. Mr. Clement was a director of the Company from February 1985 to July 1994 at which time he resigned his positions as director and officer of the Company. During the period from July 1994 to February 1996, Mr. Clement remained with the Company as Exploration Manager. In February 1996, he was again appointed Senior Vice President-Exploration of the Company as well as the President and a Director of Hydro Resources, Inc., a wholly owned subsidiary of the Company. Prior to joining the Company, he spent 16 years with Mobil Oil Corporation, most recently as vice president and exploration manager for Mobil Energy Minerals-Australia, where he initiated and managed Mobil's Australian coal, uranium and other minerals exploration and acquisition programs. Mr. Clement received his B.S. degree in Geology from Boston College in 1965 and his M.S. degree in Geology from the University of Vermont in 1967.

         RICHARD A. VAN HORN joined the Company in March 1997 and assumed the position of Senior Vice President of Operations on April 1, 1997. Previously, he spent three years with Energy Fuels Nuclear, Inc. as General Manager - Colorado Plateau Operations with responsibility for the daily management of and planning for Energy Fuels Nuclear, Inc. mining activities on the Colorado Plateau. Prior to his work at Energy Fuels Nuclear, Inc., Mr. Van Horn spent eighteen years with Union Carbide Corporation where he was involved with the finance and operation of that company's worldwide mining and metals business. From 1990 to 1994, Mr. Van Horn was Director of Operations of UMETCO Minerals Corporation, a wholly owned subsidiary of Union Carbide Corporation, responsible for all operating aspects of UMETCO's uranium and vanadium business on the Colorado Plateau prior to its sale to Energy Fuels Nuclear, Inc. Mr. Van Horn graduated from the Colorado School of Mines with a Engineer of Mines degree in mining in 1973.

         THOMAS H. EHRLICH, a certified public accountant, rejoined the Company in September 1995 as Vice President and Chief Financial Officer and was appointed Secretary and Treasurer of the Company in December 1995. Immediately prior to that, Mr. Ehrlich spent nine months as a Division Controller with Affiliated Computer Services, Inc., an information technology services provider in Dallas, Texas. Mr. Ehrlich originally joined the Company in November 1987 as Controller-Public Reporting and was promoted to Controller and Chief Accounting Officer in February 1990. In February 1993, Mr. Ehrlich assumed the additional duties of Vice President and Secretary of the Company. Prior to joining the Company, he spent four years with Deloitte Haskins & Sells and worked primarily with clients that were publicly held companies. Prior to his work at Deloitte Haskins & Sells, he spent three years in various accounting duties at Enserch Exploration, Inc., an oil and gas company in Dallas, Texas. Mr. Ehrlich received his B.S. B.A. degree in Accounting from Bryant College in 1981.

         MARK S. PELIZZA has served as the Company's Environmental Manager since 1980, and as such, he has been responsible for all environmental regulatory activities. In February 1996, he was appointed Vice President - Health, Safety and Environmental Affairs of the Company. Prior to joining the Company, he was employed for two years by Union Carbide as an Environmental Planning Engineer at Union Carbide's Palangana solution mining plant in South Texas. Mr. Pelizza received a M.S. Degree in Engineering Geology from Colorado School of Mines in 1978 and a B.S. Degree in Geology from Fort Lewis College in 1974.

         CRAIG S. BARTELS, a Registered Professional Engineer, rejoined the Company as Vice President-Technology of Hydro Resources, Inc., a wholly owned subsidiary of the Company in July 1996. From January 1995 to July 1996, he was Manager of Wellfield Operations for Crow Butte Resources, Inc., a uranium ISL mining company. Mr. Bartels originally joined the Company in early 1981 and held positions with the Company as Reservoir Engineer, Plant Manager, and Manager of Wellfield Operations through October 1994. Earlier, he was with Union Carbide, eventually becoming Technical and Plant Superintendent for their solution mining operation. Mr. Bartels also spent six years with Natural Gas Pipeline Company of America, a major gas transmission company, as drilling and reservoir engineer for their gas storage operations. Mr. Bartels received a B.S. Degree in Petroleum Engineering from Montana School of Mines in 1972.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for the years ended December 31, 1998, 1997 and 1996 paid to the Company's Chief Executive Officer and certain other executive officers of the Company.

SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION                                     LONG-TERM COMPENSATION
                                 --------------------                                 ---------------------------
                                                                          OTHER        SECURITIES
                                                                          ANNUAL       UNDERLYING      ALL OTHER
                                            SALARY          BONUS      COMPENSATION(1)   OPTIONS     COMPENSATION(2)
NAME AND PRINCIPAL POSITION      YEAR         ($)            ($)            ($)            (#)            ($)
---------------------------      -----   ------------   ------------   ------------   ------------   ------------
Paul K. Willmott                  1998   $    200,701   $          0   $        561         40,000   $      1,887
Chairman, President and           1997   $    202,200   $          0   $        283         26,280   $      5,474
Chief Executive Officer           1996   $    166,525   $     13,140   $        168         37,670   $      2,851

Joe H. Card                       1998   $    128,200   $          0   $      2,757         15,000   $      1,255
Senior Vice President -           1997   $    129,987   $          0   $      3,954         15,800   $      3,618
Marketing                         1996   $    117,894   $     10,500   $    145,729         13,440   $      1,730

Richard F. Clement, Jr            1998   $    144,045   $          0   $      2,156         10,000   $      1,027
Senior Vice President -           1997   $    149,743   $          0   $      2,754         15,100   $     87,860
Exploration/President -           1996   $    125,247   $     10,000   $      2,462         91,130   $     13,129
Hydro Resources, Inc.

Richard A. Van Horn               1998   $    132,749   $          0   $      1,960         25,000   $      1,200
Senior Vice President -           1997   $    104,569   $          0   $        168         55,000   $     19,349
Operations

Craig S. Bartels                  1998   $    131,106   $          0   $      2,211          6,000   $      1,022
Vice President -                  1997   $    130,791   $          0   $        168          3,700   $      3,010
Technology - Hydro                1996   $     56,809   $      3,700   $         42         50,000   $        567
Resources, Inc.

----------
(1) Represents amount paid for out-of-pocket medical and dental expenses under the Company's Supplemental Health Care Plan and for Mr. Card in 1996 compensation from the exercise of employee stock options.

(2) Represents contributions made by the Company under the Company's 401(k) Profit Sharing Plan (see "401(k) Profit Sharing Plan" below); and for Mr. Clement in 1997 includes moving costs received upon his relocation to Albuquerque, New Mexico ($84,281) and for Mr. Van Horn in 1997 includes moving costs received upon his relocation to Corpus Christi, Texas ($19,349).

SUPPLEMENTAL HEALTH CARE PLAN

         The Company has adopted a health care plan (the "Supplemental Plan") for the officers of the Company and certain of the employees of the Company who are also stockholders, which supplements the standard health care plan available to all eligible employees of the Company (the "Standard Plan"). The Supplemental Plan pays directly to the participant 80% of all out-of-pocket medical and dental expenses not covered under the Standard Plan, including deductibles and co-insurance amounts. Additionally, the Supplemental Plan provides to each participant $100,000 of accidental death and dismemberment insurance protection and a world wide medical assistance benefit. Each participant in the Supplemental Plan may receive a maximum annual benefit of $50,000 or $100,000, at the Company's option. The Company pays an annual premium under the Supplemental Plan equal to $210 per participant plus 10% of claims paid. There are currently ten officers and employees covered by the Supplemental Plan.

401(k) PROFIT SHARING PLAN

         The Company maintains a defined contribution profit sharing plan for employees of the Company (the "401(k)") that is administered by a committee of trustees appointed by the Company. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year the Company makes a contribution to the 401(k) out of its current or accumulated net profits (as defined) in an amount determined by the Board of Directors but not exceeding 15% of the total compensation paid or accrued to participants during such fiscal year. The Company's contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at the Company's discretion) of the participants' contributions, up to 4% of each participant's gross pay. For the plan year ended July 31, 1998, the Company contributed amounts equal to 25% of the participant's contributions, up to 4% of gross pay. For the plan year ended July 31, 1997, the Company contributed amounts equal to 50% of the participants' contribution, up to 4% of gross pay. For the plan year ended July 31, 1996, the Company contributed amounts equal to 75% of the participants' contributions, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

STOCK OPTION PLANS

         On December 19, 1995, the Company's Stockholders approved the 1995 Stock Incentive Plan (the "1995 Plan") for key employees of the Company. The 1995 Plan initially authorized grants of incentive stock options and non-qualified options to purchase up to an aggregate of 750,000 shares of Common Stock. The Company adopted an amendment to the 1995 Plan which increased the number of shares of Common Stock authorized to be issued to 1,250,000 shares. The Employees' Stock Option Committee of the Board of Directors is responsible for the administration of the 1995 Plan and has the full authority, subject to the provisions of the 1995 Plan, to determine to whom and when to grant options and the number of shares of Common Stock covered by each grant. As of February 28, 1999, a total of 670,030 shares are reserved for issuance upon exercise of options granted under the 1995 Plan and 579,970 shares were reserved for exercise upon the future grant of options under the 1995 Plan. No shares have been issued upon the exercise of options under the 1995 Plan.

         The 1995 Plan replaced the Company's previous plan maintained for employees under which the Company was authorized to grant non-qualified options. All outstanding options under that plan will remain in effect but no new options will be granted under that plan. As of February 28, 1999, a total of 104,623 shares are reserved for issuance under that plan.

DEFERRED COMPENSATION PLAN

         Effective January 11, 1999, the Company adopted the 1999 Deferred Compensation Plan (the "Deferred Compensation Plan") for the benefit of executive officers and directors of the Company and its subsidiaries. Under the Deferred Compensation Plan, each year participants may elect to defer up to 100% of their salary for the duration of the year. Salary deferred will be paid to each participant on January 11, 2006. Upon termination of employment with the Company or its subsidiaries, a participant's account is frozen and the participant is entitled to receive the deferred amount on January 11, 2006. The Deferred Compensation Plan is administered by the Company's Board of Directors.

         At the time of the deferral election, a participant may elect to receive payment of up to 100% of the deferred amount of salary in shares of the Company's Common Stock. An aggregate of 454,846 shares of Common Stock may be issued under the Deferred Compensation Plan. The number of shares to be received pursuant to any election will be based on the closing market price of the Company's Common Stock on January 11, 1999. At the end of each quarter, a participant will receive any shares of Common Stock he or she has so elected to receive in lieu of deferred salary and may make a new election for the next quarter to increase or decrease the percent of deferred salary to be received in shares of Common Stock. The portion of the Deferred Compensation Plan that permits a participant to make an election to receive shares of Common Stock is subject to stockholder approval.

         The Company's directors and executive officers have elected to defer an aggregate amount of $238,067 of their 1999 salaries pursuant to the Deferred Compensation Plan, $170,567 of which will be received by such directors and executive officers in shares of the Company's Common Stock (based on a value of $0.375 per share, the closing price on the Nasdaq National Market on January 11,
1999).

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information with respect to options granted to the executive officer named in the Summary Compensation Table in the fiscal year ended December 31, 1998.

                                                                                                  POTENTIAL REALIZABLE VALUE
                                                                                                  AT ASSUMED ANNUAL RATES OF
                                                                                                   STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                                   FOR OPTION TERM
                             ----------------------------                                      -------------------------------
                                             PERCENT OF
                               NUMBER OF       TOTAL
                              SECURITIES      OPTIONS
                              UNDERLYING     GRANTED TO
                               OPTIONS      EMPLOYEES IN       EXERCISE OF
                               GRANTED         FISCAL          BASE PRICE       EXPIRATION
            NAME                (#)(1)          YEAR             ($/SH)            DATE             5% ($)           10%($)
-------------------------    -----------   --------------    --------------   --------------   --------------   --------------
   Paul K. Willmott               40,000        23%          $       2.9375         02/23/08   $      191,900   $      303,900

      Joe H. Card                 15,000         9%          $       2.9375         02/23/08   $       71,963   $      113,963

Richard F. Clement, Jr            10,000         6%          $       2.9375         02/23/08   $       47,975   $       75,975

  Richard A. Van Horn             25,000        15%          $       2.9375         02/23/08   $      119,938   $      189,938

   Craig S. Bartels                6,000         3%          $       2.9375         02/23/08   $       28,785   $       45,585


(1) Options were granted under the Company's Stock Incentive Plan and vest 25% one year after grant and 25% after each succeeding year.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 1998 and the year-end value of unexercised options held by each of the executive officers named in the Summary Compensation Table.

                                                                           NUMBER OF
                                                                           SECURITIES            VALUE OF
                                                                           UNDERLYING          UNEXERCISED
                                         SHARES                           UNEXERCISED          IN-THE-MONEY
                                      ACQUIRED ON    VALUE REALIZED    OPTIONS AT FISCAL    OPTIONS AT FISCAL
                 NAME                 EXERCISE (#)         ($)            YEAR END (#)         YEAR END ($)
                 ----                 ------------   --------------    -----------------    -----------------
                                                                          EXERCISABLE/         EXERCISABLE/
                                                                         UNEXERCISABLE        UNEXERCISABLE
   Paul K. Willmott(1)                     --               --           75,000/25,000              **
                                                                         75,000/25,000              **
                                                                         30,150/10,050              **
                                                                         18,836/18,834              **
                                                                          6,570/19,710              **
                                                                            0/40,000                **
                                                                            19,000/0                **
                                                                            1,000/0                 **

   Joe H. Card(2)                          --               --              1,750/0                 **
                                                                          4,548/1,516               **
                                                                          6,720/6,720               **
                                                                          3,950/11,850              **
                                                                            0/15,000                **

   Richard F. Clement, Jr.(3)              --               --              24,750/0                **
                                                                          20,790/6,930              **
                                                                          8,066/8,064               **
                                                                         37,500/37,500              **
                                                                          3,775/11,325              **
                                                                            0/10,000                **

   Richard A. Van Horn(4)                  --               --           13,750/41,250              **
                                                                            0/25,000                **

   Craig S. Bartels(5)                     --               --           25,000/25,000              **
                                                                           925/1,775                **
                                                                            0/6,000                 **

----------------------
** Represents an option whose grant price is above the December 31, 1998 closing price on the NASDAQ-NMS.

(1) Based on the closing price on the NASDAQ-NMS on December 31, 1998 ($0.50) less the grant prices of $4.13, $8.38, $6.88, $9.75, $7.125, $2.9375, $4.25 and
$5.88, respectively.

(2) Based on the closing price on the NASDAQ-NMS on December 31, 1998 ($0.50) less the grant prices of $2.94, $6.88, $9.75, $7.125 and $2.9375, respectively.

(3) Based on the closing price on the NASDAQ-NMS on December 31, 1998 ($0.50) less the grant price of $2.94, $6.88, $9.75, $16.13, $7.125 and $2.9375, respectively.

(4) Based on the closing price on the NASDAQ-NMS on December 31, 1998 ($0.50) less the grant price of $5.50 and $2.9375, respectively.

(5) Based on the closing price on the NASDAQ-NMS on December 31, 1998 ($0.50) less the grant price of $11.13, $7.125, and $2.9375, respectively.

DIRECTOR COMPENSATION

         Under the Company's Directors' Stock Option Plan ("Directors' Plan"), each new non-employee director elected or appointed to the Board of Directors for the first time shall be granted an option to purchase 20,000 shares of Common Stock as of the date of such election or appointment and, upon the re-election of a non-employee director at an annual meeting of the Company's stockholders, such director will be granted an option to purchase an additional 1,000 shares as of the date of such election. As of February 28, 1999, a total of 69,000 shares are reserved for issuance upon exercise of options granted under the Directors' Plan and 79,000 shares were reserved for exercise upon the future grant of options under the Directors' Plan. Mr. Erdahl holds options covering 25,000 shares under the Directors' Plan and Mr. Ireland holds options covering 25,000 shares under the Directors' Plan. Mr. Willmott holds options covering 20,000 shares under the Directors' Plan. In addition, Messrs. Ireland and Erdahl each hold options to purchase 100,000 shares of Common Stock. Those options were not granted under the Directors' Plan. On November 17, 1997, the Company entered into agreements with each of its non-employee directors to amend the terms of these nonqualified stock options such that the expiration date of the option was extended for three years until 2001 and the exercise price was increased by $0.25 per share. Cash compensation for 1998 to the non-employee directors was paid at the rate of $3,000 per quarter plus $1,000 per meeting attended of the Board and committees of the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In August 1994, the Company formed a Compensation Committee to determine the compensation of the executive officers and to set the guidelines for compensation for the employees of the Company. During the fiscal year ended December 31, 1998, the Compensation Committee was comprised of Leland O. Erdahl, George R. Ireland and James B. Tompkins (until his resignation on July 28,
1998). No member of the Compensation Committee has been or was during the fiscal year ended December 31, 1998, an officer or employee of the Company or any of the Company's subsidiaries. In addition, no member of the Compensation Committee during the fiscal year ended December 31, 1998 had any relationship requiring disclosure under the caption "Certain Relationships and Related Transactions." No executive officer of the Company serves or served on the compensation committee of another entity during the fiscal year ended December 31, 1998 and no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Compensation Committee of the Company.

COMPENSATION AGREEMENTS WITH KEY EXECUTIVES

         In June 1997, the Company entered into Compensation Agreements with six of its key executives. Each of these agreement provide that in the event of a change in control of the Company, the executive will have certain rights and benefits for a period of either twenty-four or thirty-six months following such change in control. In particular, the agreements specify that the executive will continue to receive compensation and benefits for the remainder of the applicable period if the Company terminates the executive or if the executive terminates his employment following the occurrence of certain actions without the executive's consent. However, the Company is not obligated to provide such rights and benefits to the executive if the executive was terminated for cause or does not resign as an officer and/or director promptly after receiving written request from the Company to do so.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of February 27, 1999, certain information regarding persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.

PRINCIPAL STOCKHOLDERS

                                                           AMOUNT AND
                                                           NATURE OF
                                                           BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER                       OWNERSHIP(1)        PERCENT OF CLASS(2)
------------------------------------                       ----------          -------------------
Barry R. Feirstein
Feirstein Capital Management Corp.                           1,260,786                10.5%
767 Third Avenue, 28th Floor
New York, NY 10017

Lindner Dividend Fund
7711 Carondelet Avenue, Suite 700                            2,625,000(3),(4)         18.0%
Clayton, MO 63105

Lindner Bulwark Fund
7711 Carondelet Avenue, Suite 700                              875,000(3),(5)          6.0%
Clayton, MO 63105

The Winchester Group
335 Madison Avenue                                           2,239,877                18.6%
New York, NY 10017

Santa Fe Pacific Gold Corporation
(a wholly owned subsidiary of                                1,200,000                10.0%
Newmont Gold Company)
1700 Lincoln Street
Denver, CO  80203

----------
(1) Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.

(2) The shares owned by each person, and the shares included in the total number of shares outstanding, have been adjusted, and the percentages owned have been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. Shares subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Lindner Growth Fund, Lindner Dividend Fund, Lindner Bulwark Fund (the "Lindner Group") are members of the same family of mutual funds and may be deemed collectively as a controlling stockholder of the Company. The Lindner Group is managed by Ryback Management Corporation ("Ryback"), an investment adviser. Ryback has discretionary authority over the shares owned beneficially by the Lindner Group, including the power to vote and dispose of such shares.

(4) Includes 500,000 outstanding shares owned beneficially by Lindner Dividend Fund, 1,500,000 shares issuable upon conversion of certain notes and 625,000 shares issuable upon exercise of certain warrants.

(5) Includes 500,000 shares issuable upon conversion of certain notes and 375,000 shares issuable upon exercise of certain warrants.

DIRECTORS AND EXECUTIVES

         The following table sets forth as of December 31, 1998 certain information regarding the beneficial ownership of the Company's Common Stock by
(i) each director and nominee for director of the Company, (ii) each of the executive officers named in the Summary Compensation Table set forth below under the caption Executive Compensation, and (iii) all directors and executive officers as a group.

                             NAME OF               AMOUNT AND NATURE OF
                        BENEFICIAL OWNER          BENEFICIAL OWNERSHIP(1)        PERCENT OF CLASS(2)
                        ----------------          -----------------------        -------------------
                        Paul K. Willmott                  278,269(3)                           2.1%
                           Joe H. Card                     28,028(4)                             *
                        Leland O. Erdahl                  124,000(5)                             *
                        George R. Ireland                 155,500(6)                           1.2%
                     Richard F. Clement, Jr.              235,319(7)                           1.8%
                         Richard A. Van Horn               20,000(8)                             *
                        Craig S. Bartels                   28,500(9)                             *
              All executive officers and directors      1,183,617(10)                          9.2%
                     as a group (9 persons)

* Less than 1%.

(1) Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.

(2) The shares owned by each person, and the shares included in the total number of shares outstanding, have been adjusted, and the percentages owned have been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. Shares subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but not deemed outstanding for computing the percentage ownership of any other person.

(3) Includes 276,544 shares that may be obtained by Mr. Willmott through the exercise of stock options which are currently exercisable. Does not include 87,606 shares that may be obtained by Mr. Willmott through the exercise of stock options exercisable more than 60 days from the date hereof.

(4) Includes 28,028 shares that may be obtained by Mr. Card through the exercise of stock options which are currently exercisable. Does not include 24,026 shares that may be obtained by Mr. Card through the exercise of stock options exercisable more than 60 days from the date hereof.

(5) Includes 122,500 shares that may be obtained by Mr. Erdahl through the exercise of stock options which are currently exercisable. Does not include 3,500 shares that may be obtained by Mr. Erdahl through the exercise of stock options exercisable more than 60 days from the date hereof.

(6) Includes 116,500 shares that may be obtained by Mr. Ireland through the exercise of stock options which are currently exercisable. Does not include 7,500 shares that may be obtained by Mr. Ireland through the exercise of stock options exercisable more than 60 days from the date hereof.

(7) Includes 105,189 shares that may be obtained by Mr. Clement through the exercise of stock options which are currently exercisable. Does not include 63,511 shares that may be obtained by Mr. Clement through the exercise of stock options exercisable more than 60 days from the date hereof.

(8) Includes 20,000 shares that may be obtained by Mr. Van Horn through the exercise of stock options which are currently exercisable. Does not include 60,000 shares that may be obtained by Mr. Van Horn through the exercise of stock options exercisable more than 60 days from the date hereof.

(9) Includes 28,350 shares that may be obtained by Mr. Bartels through the exercise of stock options which are currently exercisable. Does not include 31,350 shares that may be obtained by Mr. Bartels through the exercise of stock options exercisable more than 60 days from the date hereof.

(10) Includes 764,113 shares that may be obtained through the exercise of stock options which are currently exercisable or will become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         EXTENSION OF MATURITY DATE AND ADJUSTMENT OF CONVERSION PRICE OF LINDNER LOAN

         On May 25, 1995, the Company received $6,000,000 in cash (the "Lindner Loan") through the issuance of 6.5% secured convertible notes in the aggregate principal amounts of $1,500,000 and $4,500,000. The Lindner Loan was initially convertible at $4.00 per share into 375,000 and 1,125,000 shares of Common Stock, the Lindner Investments (on behalf of Lindner Bulwark Fund) ("Bulwark") and Lindner Dividend Fund, Inc. ("Dividend"), respectively. In addition, the Company issued immediately exercisable warrants (the "Lindner Warrants") to purchase 375,000 shares and 1,125,000 shares of the Company's Common Stock at an initial exercise price of $4.00 per share to Lindner Investments (on behalf of Lindner Bulwark Fund) and Dividend, respectively. Dividend has exercised its right to purchase 500,000 shares under the Lindner Warrants.

         In March 1998, the Company entered into an agreement to extend the maturity date of its $6,000,000 secured convertible note from May 31, 1998 to May 31, 2000. In return for the extension in the maturity of the note, the conversion price was adjusted from $4.00 per share to $3.00 per share. The exercise price of the remaining Lindner warrants to purchase 1,000,000 shares of the Company's common stock was also adjusted from $4.00 per share to $3.00 per share, and the expiration date of the warrants was extended by two years, to May 31, 2000.

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

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K dated October 27, 1998 which disclosed that the Nasdaq Stock Market ("Nasdaq") had notified the Company of Nasdaq's determination that the Company was not in compliance with the minimum bid price for continued listing of the Company's Common Stock on the Nasdaq National Market.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1999

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

Signature                                                      Date
---------                                                      ----

  /s/ Paul K. Willmott                                    March 31, 1999
-----------------------------------------------------
Paul K. Willmott,
Director, President and Chief Executive Officer

  /s/ Thomas H. Ehrlich                                   March 31, 1999
-----------------------------------------------------
Thomas H. Ehrlich,
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

  /s/ Leland O. Erdahl                                    March 31, 1999
-----------------------------------------------------
Leland O. Erdahl, Director

  /s/ George R. Ireland                                   March 31, 1999
-----------------------------------------------------
George R. Ireland, Director

              URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants...........................F-2

Consolidated Balance Sheets........................................F-3

Consolidated Statements of Operations..............................F-5

Consolidated Statements of Common Shareholders' Equity.............F-6

Consolidated Statements of Cash Flows..............................F-7

Notes to Consolidated Financial Statements.........................F-8


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

                            ADDITIONAL FINANCIAL DATA

Financial statement schedules for the years ended
December 31, 1998, 1997 and 1996

       II - Valuation and Qualifying Accounts and Reserves.........F-23

         The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Uranium Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses in 1998 and 1997 due largely to a significant decline in the market price of uranium. Further, the Company has limited capital resources available to support its ongoing operations until such time, if ever, the Company is able to resume full-scale operations. These factors among others discussed in Note 2, raised substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

/s/   Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Dallas, Texas
         February 26, 1999

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                         December 31,
                                                 ----------------------------
                                                      1998            1997
                                                 ------------    ------------
Current assets:
   Cash and cash equivalents                     $  3,713,566    $  2,325,158
   Short-term investment:
        Certificate of deposit, restricted            582,623         464,664
   Receivables, net                                 1,482,806       4,507,090
   Uranium inventory                                  956,590       2,260,200
   Materials and supplies inventory                    92,495          91,047
   Prepaid and other current assets                   244,301         253,910
                                                 ------------    ------------
        Total current assets                        7,072,381       9,902,069
                                                 ------------    ------------

Property, plant and equipment, at cost:
   Uranium properties                              98,073,350      97,100,015
   Other property, plant and equipment                538,974         580,676
   Less-accumulated depreciation and depletion    (59,059,968)    (36,235,274)
                                                 ------------    ------------
        Net property, plant and equipment          39,552,356      61,445,417

   Long-term investment:
        Certificate of deposit, restricted          3,066,703       2,839,531

Other assets                                            4,299         676,952
                                                 ------------    ------------
                                                 $ 49,695,739    $ 74,863,969
                                                 ============    ============

     The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                    December 31,
                                                            ----------------------------
                                                                1998            1997
                                                            ------------    ------------
Current liabilities:
   Accounts payable                                         $  1,829,255    $  3,233,277
   Notes payable                                               1,685,000       1,950,000
   Accrued interest payable                                      113,778           5,035
   Current portion of long-term debt                               8,000           7,000
   Royalties payable                                             632,626         630,284
   Current portion of restoration reserve                        324,000         511,000
   Other accrued liabilities                                     348,337         405,814
                                                            ------------    ------------
        Total current liabilities                              4,940,996       6,742,410
                                                            ------------    ------------

Other long-term liabilities and deferred credits               4,969,394       4,787,427

Long-term debt, less current portion                           6,189,007       6,462,343

Deferred federal income taxes                                    263,810       4,967,000

Shareholders' equity:
        Common stock, $.001 par value, shares authorized:
        25,000,000; shares issued and outstanding
        (net of treasury shares):  1998 - 12,053,027
        1997 - 12,053,027                                         12,205          12,205

        Paid-in capital                                       40,629,923      40,222,359
        Retained earnings (loss)                              (7,300,178)     11,679,643
        Less:  Treasury stock (152,500 shares), at cost           (9,418)         (9,418)
                                                            ------------    ------------
             Total shareholders' equity                       33,332,532      51,904,789
                                                            ------------    ------------
                                                            $ 49,695,739    $ 74,863,969
                                                            ============    ============



     The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended December 31,
                                                          --------------------------------------------
                                                              1998            1997            1996
                                                          ------------    ------------    ------------
Revenues:
   Uranium sales -
        Produced uranium                                  $ 10,984,040    $ 14,737,579    $ 17,827,204
        Purchased uranium                                   12,363,274      15,002,838       6,437,105
                                                          ------------    ------------    ------------
            Uranium sales                                   23,347,314      29,740,417      24,264,309

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                     8,745,246      13,257,989       4,979,407
        Royalties                                              579,439         833,534       1,197,890
        Operating expenses                                   5,347,145       6,564,363       4,866,436
        Provision for restoration and reclamation costs        692,317       1,032,587       1,479,939
        Depreciation and depletion                           5,922,508       7,580,809       7,599,047
                                                          ------------    ------------    ------------
Earnings from operations before
   writedown of uranium properties
   and other uranium assets                                  2,060,659         471,135       4,141,590
   Writedown of uranium properties and
      other uranium assets                                  23,111,956              --              --
                                                          ------------    ------------    ------------
                Total cost of uranium sales                 44,398,611      29,269,282      20,122,719
                                                          ------------    ------------    ------------

   Earnings (loss) from operations
      before corporate expenses                            (21,051,297)        471,135       4,141,590

   Corporate expenses -
        General and administrative                           2,672,319       2,913,776       3,033,819
        Depreciation                                            57,150          22,956          20,875
                                                          ------------    ------------    ------------
                  Total corporate expenses                   2,729,469       2,936,732       3,054,694
                                                          ------------    ------------    ------------
Earnings (loss) from operations                            (23,780,766)     (2,465,597)      1,086,896

Other income (expense):
        Interest expense, net of capitalized interest         (152,009)       (168,789)       (610,403)
        Interest and other income, net                         207,954       1,036,290         282,370
                                                          ------------    ------------    ------------
Earnings (loss) before federal income taxes                (23,724,821)     (1,598,096)        758,863

Federal income tax provision (benefit):
   Current                                                          --          44,775          25,000
   Deferred                                                 (4,745,000)       (318,000)        (25,000)
                                                          ------------    ------------    ------------
Net earnings (loss)                                       $(18,979,821)   $ (1,324,871)   $    758,863
                                                          ============    ============    ============

Net earnings (loss) per common share:
     Basic                                                $      (1.57)   $      (0.11)   $       0.09
                                                          ============    ============    ============
     Diluted                                              $      (1.57)   $      (0.11)   $       0.08
                                                          ============    ============    ============

     The accompanying notes to finanacial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                                 Common Stock
                                        -------------------------------       Paid-In        Retained           Treasury
                                            Shares           Amount           Capital        Earnings            Stock
                                        --------------   --------------   --------------   --------------    --------------
Balances, December 31, 1995                  8,645,698            8,798       17,626,510       12,245,651            (9,418)
     Net income                                     --               --               --          758,863                --
     Common stock issuance                   2,000,000            2,000       14,030,949               --                --
     Common stock issuance for
          employee stock option plans          119,329              120          441,219               --                --
     Common stock issuance
          for stock warrants                    48,000               48          191,952               --                --
                                        --------------   --------------   --------------   --------------    --------------
Balances, December 31, 1996                 10,813,027   $       10,966       32,290,630   $   13,004,514    $       (9,418)
     Net loss                                       --               --               --       (1,324,871)               --
     Common stock issuance for
          employee stock option plans           25,500               25           74,944               --                --
     Common stock issuance
          for stock warrants                    14,500               14           57,985               --                --
     Common stock issuance
          for property                       1,200,000            1,200        7,798,800               --                --
                                        --------------   --------------   --------------   --------------    --------------
Balances, December 31, 1997                 12,053,027   $       12,205   $   40,222,359   $   11,679,643)   $       (9,418)
     Net loss                                       --               --               --      (18,979,821)               --
     Re-valuation of
          common stock warrants                     --               --          407,564               --                --
                                        --------------   --------------   --------------   --------------    --------------
Balances, December 31, 1998                 12,053,027   $       12,205   $   40,629,923   $   (7,300,178)   $       (9,418)
                                        ==============   ==============   ==============   ==============    ==============



     The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                  --------------------------------------------
                                                                      1998            1997            1996
                                                                  ------------    ------------    ------------
Cash flows from operations:
   Net earnings (loss)                                            $(18,979,821)   $ (1,324,871)   $    758,863
   Reconciliation of net income to cash provided by operations-
        Provision for restoration and reclamation costs                692,317       1,032,587       1,479,939
        Depreciation and depletion                                   5,979,658       7,603,765       7,619,922
        Writedown of uranium properties and other assets            23,111,956              --              --
        Credit for deferred income taxes                            (4,745,000)       (318,000)        (25,000)
        Decrease in restoration and reclamation accrual                (69,357)       (317,270)       (513,975)
        Other non-cash items, net                                      688,458         205,169         274,243
                                                                  ------------    ------------    ------------
Cash flow provided by operations, before changes in
   operating working capital items                                   6,678,211       6,881,380       9,593,992
Effect of changes in operating working capital items-
   (Increase) decrease in receivables                                3,024,284      (2,677,551)      2,175,652
   (Increase) decrease in inventories                                  247,334         496,100      (1,000,793)
   Increase in prepaid and other current assets                       (398,040)       (446,910)       (367,894)
   Increase (decrease) in payables and accrued liabilities          (1,350,414)        677,795      (1,107,157)
                                                                  ------------    ------------    ------------

Net cash provided by operations                                      8,201,375       4,930,814       9,293,800

Investing activities:
   Increase in investments                                            (345,131)       (524,355)     (2,067,746)
   Additions to property, plant and equipment -
        Kingsville Dome                                             (2,998,871)     (8,998,305)     (6,695,472)
        Rosita                                                        (244,290)     (2,450,105)     (2,001,722)
        Vasquez                                                       (439,929)       (384,192)        (94,626)
        Alta Mesa                                                     (103,399)       (514,503)     (4,403,070)
        Churchrock                                                  (1,044,948)     (1,013,257)       (596,725)
        Crownpoint                                                    (876,474)     (1,152,783)       (709,590)
        Other property                                                (460,115)       (387,379)       (105,831)
   Increase in other assets                                            (27,240)        (25,487)       (156,593)
                                                                  ------------    ------------    ------------

Net cash used in investing activities                               (6,540,397)    (15,450,366)    (16,831,375)

Financing activities:
   Proceeds from borrowings                                          8,135,000       3,500,000      10,869,000
   Payments and refinancings of principal                           (8,407,570)     (7,722,535)     (5,779,379)
   Issuance of common stock and warrants, net                               --         132,969      14,666,288
                                                                  ------------    ------------    ------------

Net cash provided by (used in) financing activities                   (272,570)     (4,089,566)     19,755,909
                                                                  ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                 1,388,408     (14,609,118)     12,218,334
Cash and cash equivalents, beginning of period                       2,325,158      16,934,276       4,715,942
                                                                  ------------    ------------    ------------

Cash and cash equivalents, end of period                          $  3,713,566    $  2,325,158    $ 16,934,276
                                                                  ============    ============    ============


     The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

         URI was formed in 1977 and incorporated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach ("ISL") or solution mining process. The primary customers of the Company are major utilities who utilize nuclear power to generate electricity. The Company continuously evaluates the creditworthiness of its customers. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present the Company owns both producing and development properties in South Texas and development properties in New Mexico. The Company's Rosita and Kingsville Dome uranium production facilities in South Texas resumed operations in June 1995 and March 1996, respectively, and were both in operation at December 31, 1998.

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

PROPERTY, PLANT AND EQUIPMENT

Uranium Properties

         Capitalization of Development Costs - All acquisition, exploration and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Gains or losses are recognized upon the sale of individual property interests. All costs incurred in connection with unsuccessful acquisition and exploration efforts and abandoned properties are charged to expense when known. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized by providing a valuation allowance (see Note 2 - "Uranium Properties - Writedown of Abandoned Property"). Total exploration and evaluation costs capitalized in 1998, 1997 and 1996 were $327,000, $120,000 and $116,000, respectively.

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998


         Depreciation and Depletion - In general, depletion of uranium mineral interests and related development costs is computed on a property-by-property basis using the units-of-production method based on the proved and probable recoverable uranium reserves as estimated periodically by the Company's geologists and engineers. Depreciation and depletion is provided on the investment costs, net of salvage value, of the various uranium properties' production plants and related equipment using the estimated production life of the uranium reserves. Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

Other Property

         Other property consists of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation on other property is computed based upon the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Gain or loss on disposal of such assets is recorded as other income or expense as such assets are disposed.

Capitalization of Interest

         The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. Interest capitalized in the twelve months ended December 31, 1998, 1997 and 1996 amounted to $704,000, $378,000 and $11,000, respectively. Total interest costs in these periods were $856,000, $547,000 and $621,000, respectively.

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

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998



         The weighted average number of shares used to calculate basic earnings per share were 12,053,000, 11,760,000 and 8,789,000 in 1998, 1997 and 1996,
respectively. The weighted average number of shares used to calculate diluted earnings per share were 12,053,000, 11,760,000 and 10,031,000 in 1998, 1997 and
1996, respectively. The potential common stock that was excluded from the calculation of diluted earnings per share were 2,405,021, 2,413,977 and 46,000 in 1998, 1997 and 1996, respectively.

UNAMORTIZED DEBT ISSUANCE COSTS

         Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Additional disclosures of cash flow information follow:

                                        Twelve Months Ended December 31,
                                        1998           1997           1996
                                    ------------   ------------   ------------
Cash paid during the period for:
     Interest                       $    567,000   $    687,000   $    501,000

         The change in inventories in the Consolidated Statements of Cash Flows during 1998, 1997 and 1996 excludes the changes in uranium inventories for non-cash capitalized restoration and depreciation and depletion provisions. Such increases (decreases) totaled ($1,088,000), ($816,000) and $1,923,000, respectively.

         An additional non-cash transaction occurred in 1997 and such major transaction is summarized as follows:

In March 1997, 1,200,000 common shares were issued to Santa Fe
Pacific Gold in exchange for certain uranium mineral interests and exploration rights covering approximately 523,000 acres in
New Mexico.                                                         $7,800,000

RESTRICTED CASH

         At December 31, 1998, 1997 and 1996, the Company had pledged a certificate of deposit of $3,649,000, $3,304,000 and $2,780,000, respectively, in order to collateralize surety bonds required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998


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

2.       FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to a continued period of depressed prices for uranium as compared to the Company's cost to produce uranium, the Company has generated operating losses in each of the last two years. Unaudited information subsequent to December 31, 1998 indicates that operating losses are continuing. Such price declines have reduced the market price of uranium to levels that are currently below the Company's cost to produce uranium and below levels needed by the Company to obtain the necessary financing to allow development of new production areas at its South Texas sites. Due to circumstances described above, the Company has made the decision to shut-in its current producing operations until prices recover. The Company has limited financial resources available to support its ongoing operations, fund payments of debt, potential claims in litigation and provide for restoration of its properties until such time, if ever, uranium prices recover to profitable levels. Further, the Company will require additional capital resources to fund the cost to resume production and to fund development of its undeveloped properties. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which would enable the Company to operate profitably. These factors, raise substantial doubt concerning the ability of the Company to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including approximately $39.5 million in net property, plant and equipment) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon a recovery of uranium prices, its ability to successfully produce uranium at economically feasible levels and its ability to successfully raise capital to support ongoing operations and future development efforts.

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998



3.       URANIUM PROPERTIES

KINGSVILLE DOME PROPERTY

         In 1981, the Company acquired an exploration property in South Texas, known as Kingsville Dome, from Exxon Corporation. After significant production in 1988-1990, the property was put on a standby basis because of low uranium spot prices and production ceased in September 1990.

         Wellfield development activities began in December 1995 at Kingsville Dome which lead to the resumption of production at the property in March 1996. Total uranium production for the period March 1996 through December 31, 1996 was approximately 860,000 pounds at a cost of approximately $12.31 per pound. Production in 1997 totaled 640,000 pounds at an average cost of approximately $15.47 per pound. Production in 1998 totaled 445,000 pounds at an average cost of approximately $16.93 per pound.

         Cost of uranium sales in 1996 in the Consolidated Statements of Operations includes $293,000 of costs incurred to maintain the facility while Kingsville Dome was on standby and not in production. At December 31, 1998 the property contained approximately 1.8 million pounds of estimated recoverable proved and probable reserves and the net carrying value of the property was approximately $6,106,000.

ROSITA PROPERTY

         In late 1985, the Company acquired several lease holdings in a uranium prospect ("Rosita") in South Texas. Construction and development activities began in the first quarter of 1990 and were completed in September 1990 with production commencing immediately thereafter. The property was originally put on a standby basis and production ceased in March 1992.

         Wellfield development activity began in early 1995 at Rosita which lead to the resumption of production at the property in June 1995. Total production for the year ended December 31, 1997 was approximately 230,000 pounds at a cost of approximately $16.92 per pound. Production in 1998 totaled 178,000 pounds at an average cost of approximately $17.55 per pound.

         At December 31, 1998, the property contained approximately 261,000 pounds of estimated recoverable proved and probable uranium reserves and the net carrying value of the property at December 31, 1998 was approximately $900,000.

ALTA MESA PROPERTY

         In June 1996, the Company acquired the Alta Mesa property consisting of 4,575 acres of leases in South Texas for a cash payment of $4 million of which $1 million was recoverable against one-half of future royalties. In December 1998, the Company terminated the lease agreement and wrote off the net carrying value of $5,021,000.

CHURCHROCK PROPERTIES

         In December 1986, the Company acquired properties in the Churchrock region of New Mexico containing approximately 6,951,000 pounds of estimated recoverable proved and probable uranium reserves.

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998



         In September 1991, an additional 200 acres of leases were obtained in exchange for a future production royalty payment which, based upon the expected selling price of the uranium production, may vary between 5% and 10%. Preliminary analysis of the drilling data of these 200 acres indicates approximately 5,488,000 pounds of estimated recoverable proved and probable reserves.

         Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties at December 31, 1998 was approximately $8,958,000.

CROWNPOINT PROPERTY

         In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1996, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. In August 1993, the Company acquired approximately 959 acres of leases adjoining the Crownpoint properties. Initial interpretation of the drilling data for all the properties acquired in 1988 and 1993 indicate total estimated recoverable proved and probable uranium reserves of approximately 25,323,000 pounds. The net carrying value of these properties at December 31, 1998 was approximately $9,187,000.

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

         The Company is obligated to spend on exploration $200,000 per year for the ten year period starting in March 1997 and $400,000 per year for the seven year period starting in March 2007. This expenditure can be made on any of the Category II or Category III properties. The net carrying value of the property at December 31, 1998 was approximately $11,378,000.

WRITEDOWN OF ABANDONED PROPERTY

         In 1998, the Company determined that the Alta Mesa property and certain evaluation projects in South Texas would not be pursued toward development and acquisition. The costs related to these projects were expensed in 1998 resulting in a pre-tax charge of approximately $5,240,000.

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

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998




can continue to enter into new sales contracts at prices that are above the Company's existing or future production costs or that it will be able to recover its investment in its uranium properties.

         In view of the continuing weakness in uranium prices, the Company has completed a review of the carrying values of its uranium properties and has determined that a writedown was required for 1998 with respect to its existing producing properties of approximately $18,000,000. The writedown in the carrying value of the Kingsville Dome and Rosita properties totaled $12,300,000 and $5,600,000, respectively. The net carrying value of these properties at December 31, 1998 (after giving effect to the writedown) was approximately $6,106,000 for Kingsville Dome and $900,000 for Rosita.

         The review utilized a number of estimates and assumptions, including current and projected uranium prices (which assumes higher prices in the future) and the timing costs of future production activities. The estimates also assume that the Company is able to operate each of its production sites in the future at production rates that are higher than the Company's production rate for 1998 and as a result operate at costs that are significantly below those experienced for 1998. The inability of the Company to achieve such assumptions would have an impact on the Company's ability to recover its current and future investments in its uranium properties.

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

         All revenues for the twelve months ended December 31, 1998 were from sales to six customers, three of which represented more than 10% of total revenues. Sales to these three customers totaled $10,831,000, $4,085,000 and $3,375,000 in 1998.

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

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998



5.       SHORT-TERM DEBT

NATIONSBANK CREDIT AGREEMENT

         In May 1996 the Company entered into a $3.0 million revolving-credit facility with NationsBank, N.A. ("Nations"). In July, 1997 the facility was renewed and expanded to $5.0 million and for a two-year term. This facility is secured by the Company's uranium inventory and/or its receivables from its uranium sales contracts with interest on the loan accruing at the prime rate plus 1%. Principal and interest payments under the facility are due monthly. As of December 31, 1998, $1,685,000 was outstanding under this facility.

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

6.       LONG-TERM DEBT

LINDNER NOTE

         On May 25, 1995 the Company entered into an agreement with Lindner Investments and Lindner Dividend Fund, (the "Lender") two mutual funds managed by Ryback & Associates, for a $6 million secured convertible note with the Company (the "Lindner Note"). The Lindner Note was initially issued for a term of three years and bore interest at an annual rate of 6.5% and was convertible at any time during the three-year term into 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share. The Lender also received a three-year warrant to purchase 1.5 million shares of the Company's common stock at an initial price of $4.00 per share. In 1995, the Lender exercised 500,000 shares of warrants under the agreement for an infusion of $2.0 million to the Company. Certain other financial advisors associated with the transaction were granted warrants and options to purchase up to 150,000 shares at an initial exercise price of $4.00 per share. As of December 31, 1998, these certain other financial advisors have exercised 62,500 shares of warrants under the agreement and 37,500 shares of warrants have expired.

         In March 1998, the Company entered into an agreement with the Lender to extend the maturity date of the Lindner Note to May 31, 2000. The note is convertible at any time during this term into 2.0 million shares of the Company's common stock at a conversion price of $3.00 per share. The exercise price and expiration date of the warrant was also adjusted. The remaining 1,000,000 shares under the warrant can be purchased by the Lender at $3.00 per share at any time during the term of the agreement which was extended to May 31, 2000. In connection with this transaction the Company allocated $408,000 for the value of the warrants resulting in an effective rate of 10% on the refinanced note. As of December 31, 1998, $141,000 has been amortized.

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

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998



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

SUMMARY OF LONG-TERM DEBT

                                                 At December 31,
                                             -----------------------
                                                1998         1997
                                             ----------   ----------
Long-term debt of the Company consists of:
     Lindner Note                            $5,733,520   $6,000,000
     Crownpoint property (Note 2)               450,000      407,054
     Other                                       13,487       62,289
                                             ----------   ----------
                                              6,197,007    6,469,343
     Less - Current portion                       8,000        7,000
                                             ==========   ==========
          Total long-term debt               $6,189,007   $6,462,343
                                             ==========   ==========

Maturities of long-term debt are as follows:

For the Twelve Months Ended:           For the Twelve Months Ended:
---------------------------            ---------------------------
December 31, 1999            8,000     December 31, 2002                     --
December 31, 2000        6,005,000     December 31, 2003 and beyond   $ 450,000
December 31, 2001              --


7.       RELATED-PARTY TRANSACTIONS

         During January 1995, a control group of companies based in Denver, Colorado (the "Benton Companies") held effective control of the common stock of the Company, the Company transferred $1.0 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. The specific Benton Companies which were to be part of the planned joint venture did not receive the transferred funds. In February 1995, the Benton Companies filed for bankruptcy (the "Benton Bankruptcy"). Because of the bankruptcy, the realizability of the Company's $1.0 million investment is doubtful. Shortly thereafter, the then Chairman and CFO of the Company, who were also officers of the Benton Companies, transferred $1.08 million out of the Company without the authorization of the Company's Board of Directors. The Company recovered $300,000 in June 1995 and $575,000 in mid-1997 from the $1.08 million transfer, but $1.2 million of the initial $2.08 has not been recovered. The Company recorded losses totaling $1.78 million for these transactions in 1995. The $575,000 recovered in 1997 was recorded to other income in the second quarter of that year.

         In connection with the Benton Bankruptcy, the bankrupt estates have commenced an action against the Company in the United Stated Bankruptcy Court for the District of Colorado. The action seeks to recover approximately $1,600,000 from various transactions entered into with the Benton Companies. Settlement negotiations regarding this matter were ongoing at December 31, 1998. The Company does not

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998



believe any such settlement or other outcome from this matter will have a material adverse impact on the operating results or financial position of the Company. The Company has asserted claims against Benton and the Benton Companies in the bankruptcy proceedings.

8.       SHAREHOLDERS' EQUITY

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

WARRANTS

Lindner Warrants

         In connection with the May 1995 Lindner Note as discussed in Note 5, the Company issued a three-year warrant to purchase 1,500,000 shares of the Company's common stock at an initial conversion price of $4.00 per share. The warrants were initially exercisable at any time through May 1998. In 1995, 500,000 warrants were exercised. In addition, the Lindner Note was convertible at any time during the three year term into 1,500,000 shares of the Company's common stock at an initial conversion price of $4.00 per share, none of which have been converted at December 31, 1998. In March 1998, the Company extended the maturity date of the Lindner Note and revised the terms of the warrants and the convertible securities. See Note 5 - Long-Term Debt "Lindner Note" for further discussion.

Financial Advisors' Warrants/Options

         On May 25, 1995, the Company issued a three-year warrant to purchase 100,000 shares of the Company's common stock at an initial conversion price of $4.00 per share to certain financial advisors associated with the Lindner Note transaction. The warrants were convertible at any time through May 1998 and 62,500 warrants were exercised. In addition, the Company granted options to purchase 50,000 shares at an initial conversion price of $4.00 per share. The options are immediately exercisable and expire on March 6, 2000. As of December 31, 1998, none of the warrants have been exercised.

STOCK OPTIONS

Directors Stock Options

         On May 25, 1995, the Company granted options to certain directors of URI, to purchase 200,000 shares of the Company's common stock at an exercise price of $4.50 per share. All such options are immediately exercisable and were originally scheduled to expire May 24, 1998 or 30 days after the holder

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998



ceases to be a director of the Company or one year after such holder's death, whichever occurs first. In November 1997, the term of these options was revised for three years and the exercise price was increased to $4.75 per share. None of these options have been exercised as of December 31, 1998 and 100,000 of these options remain outstanding.

         On August 16, 1995, the Company granted options to a director of URI, to purchase 100,000 shares of the Company's common stock at an exercise price of $8.38 per share which was the fair market value of a share of common stock on August 16, 1995. Such options are immediately exercisable and were originally scheduled to expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after his death, whichever occurs first. In November 1997, the term of these options was revised for three years and the exercise price was increased to $8.63 per share. none of these options have been exercised as of December 31, 1998.

Other Stock Options

         On July 31, 1995, the Company granted options to a former officer of the Company to purchase 50,000 shares of the Company's common stock at an exercise price of $4.75 per share which was the fair market value of a share of common stock on that date. All of these options were exercised in 1996.

Market for Common Stock

         Prior to March 24, 1999, the Company's Common Stock was traded on Nasdaq but was delisted for noncompliance with the minimum bid price requirements of Nasdaq. Effective March 24, 1999, the Company's Common Stock began being quoted on the OTC Bulletin Board.

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998




9.       STOCK-BASED COMPENSATION PLANS

         The Company has three stock option plans, the Employees' Stock Option Plan, the Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("FAS 123"), the Company's net earnings
(loss) and earnings (loss) per share ("EPS") for the year ended December 31, 1998, 1997 and 1996 would have been reduced to the following pro forma amounts:

                                              1998                  1997                 1996
                                          ------------          -----------           ----------
   Net Earnings (Loss):    As reported    $(18,979,821)         $(1,324,871)          $  758,863
                             Pro forma    $(19,684,005)         $(2,983,028)          $ (519,164)

             Basic EPS:    As reported    $      (1.57)         $     (0.11)          $     0.08
                             Pro forma    $      (1.63)         $     (0.25)          $    (0.06)

           Diluted EPS:    As reported    $      (1.57)         $     (0.11)          $     0.08
                             Pro forma    $      (1.63)         $     (0.25)          $    (0.06)

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: expected volatility of 68%, 70% and 65% and risk-free interest rates of 5.6%, 6.4% and 6.0%. An expected life of 5.2, 5.0 and 4.6 years was used for options granted to the employees and directors, respectively.

         The FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The Directors' Stock Option Plan provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company's annual meeting. Currently there are 69,000 stock options outstanding under the Directors' Stock Option Plan. Also, on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the Employees' Stock Option Plan. All of the previously outstanding options were canceled upon the effectiveness of the new options. On August 10, 1994, the Board of Directors increased the available options under the Employees' Stock Option Plan and the Directors' Stock Option Plan to 850,000 options and 150,000 options, respectively. On October 11, 1995, the Board of Directors elected to discontinue grants under the Employees' Stock Option Plan with the adoption of a stock incentive plan covering key employees. The Stock Incentive Plan provides for the grant of a maximum of 750,000 stock options. These options may be qualified or nonqualified. On June 5, 1998, the Company's stockholders elected to increase the available options under the Stock Incentive Plan to 1,250,000 options. As of December 31, 1998, there are 688,695 options outstanding under the Stock Incentive Plan. Additional details about the options granted under the stock option plans are as follows:

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998


                                                         -----------------------------------------------
                                                                     At December 31, 1998
                                                         -----------------------------------------------
                                                           Options
                                   Exercise     Options    Available    Options    Options      Options
Date of Grant                        Price      Granted  for Exercise  Exercised   Canceled   Outstanding
-------------                      ---------   ---------   ---------   ---------   ---------   ---------
January 15, 1992                   $    2.94     617,248     104,623     327,625     185,000     104,623
May 22, 1992                       $    3.00       2,000          --       1,000       1,000          --
                                   ---------   ---------   ---------   ---------   ---------   ---------
   Balances at December 31, 1992                 619,248     104,623     328,625     186,000     104,623
                                   ---------   ---------   ---------   ---------   ---------   ---------
February 26, 1993                  $    2.50      10,000          --       2,500       7,500          --
May 27, 1993                       $    3.50       2,000          --         500       1,500          --
                                   ---------   ---------   ---------   ---------   ---------   ---------
   Balances at December 31, 1993                 631,248     104,623     331,625     195,000     104,623
                                   ---------   ---------   ---------   ---------   ---------   ---------
July 11, 1994                      $    4.38      20,000      20,000          --          --      20,000
August 10, 1994                    $    4.25     140,000      19,000       1,000     120,000      19,000
December 15, 1994                  $    5.88       3,000       2,000          --       1,000       2,000
                                   ---------   ---------   ---------   ---------   ---------   ---------
   Balances at December 31, 1994                 794,248     145,623     332,625     316,000     145,623
                                   ---------   ---------   ---------   ---------   ---------   ---------
February 24, 1995                  $    4.13     210,000      75,000          --     110,000     100,000
April 12, 1995                     $    3.88      10,000       7,500          --          --      10,000
May 26, 1995                       $    3.75      40,000      15,000          --      20,000      20,000
August 16, 1995                    $    8.38     100,000      75,000          --          --     100,000
August 31, 1995                    $    6.88     127,508      80,688          --      19,924     107,584
October 11, 1995                   $    6.94      35,000      26,250          --          --      35,000
December 19, 1995                  $    5.50       3,000       1,500          --       1,000       2,000
                                   ---------   ---------   ---------   ---------   ---------   ---------
   Balances at December 31, 1995               1,319,756     426,561     332,625     466,924     520,207
                                   ---------   ---------   ---------   ---------   ---------   ---------
February 22, 1996                  $    9.75     178,810      75,844          --      27,140     151,670
May 29, 1996                       $   17.00       3,000       1,000          --       1,000       2,000
May 30, 1996                       $   16.13      75,000      37,500          --          --      75,000
July 22, 1996                      $   11.13      50,000      25,000          --          --      50,000
                                   ---------   ---------   ---------   ---------   ---------   ---------
   Balances at December 31, 1996               1,626,566     565,905     332,625     495,064     798,877
                                   ---------   ---------   ---------   ---------   ---------   ---------
February 10, 1997                  $   7.125     182,405      39,138          --      25,880     156,525
April 1, 1997                      $    5.50      55,000      13,750          --          --      55,000
May 1, 1997                        $    5.00       3,000         500          --       1,000       2,000
                                   ---------   ---------   ---------   ---------   ---------   ---------
   Balances at December 31, 1997               1,866,971     619,293     332,625     521,944   1,012,402
                                   ---------   ---------   ---------   ---------   ---------   ---------
February 23, 1998                  $  2.9375     172,000          --          --       6,500     165,500
June 5, 1998                       $    2.50       3,000          --          --       1,000       2,000
                                   ---------   ---------   ---------   ---------   ---------   ---------
   Balances at December 31, 1998               2,041,971     619,293     332,625     529,444   1,179,902
                                   =========   =========   =========   =========   =========   =========


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

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998



10.      FEDERAL INCOME TAXES

         The deferred federal income tax liability consists of the following:

                                                          December 31,
                                                   --------------------------
                                                       1998           1997
                                                   -----------    -----------
Property development costs - net of amortization   $   545,000    $ 6,775,000
Property acquisition costs                           2,652,000      2,652,000
Accelerated depreciation                               229,000        210,000
Restoration reserves                                (1,817,000)    (1,605,000)
Net operating loss and percentage
   depletion carryforwards                          (7,015,000)    (5,396,000)
Valuation allowance and other - net                  5,670,000      2,331,000
                                                   -----------    -----------
     Total deferred income tax liability           $   264,000    $ 4,967,000
                                                   ===========    ===========

Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

                                                           For the Twelve Months Ended December 31,
                                 ----------------------------------------------------------------------------------------------
                                             1998                             1997                            1996
                                 ----------------------------     ----------------------------     ----------------------------
                                                  % of Pretax                      % of Pretax                      % of Pretax
                                    Amount          Income           Amount          Income           Amount           Income
                                 ------------    ------------     ------------    ------------     ------------    ------------
Pretax income (loss)              (23,724,821)                    $ (1,598,096)                    $    758,863
                                 ------------    ------------     ------------    ------------     ------------    ------------
Pretax income (loss)  times
statutory tax  rate                (8,066,000)            (34%)       (543,000)          (34.0%)        258,000            34.0%
Increases (reductions) in
   taxes resulting from:
Percentage  depletion               8,066,000              34%         543,000            34.0%        (258,000)          (34.0%)
   Alternative minimum  tax        (4,745,000)            0.0%        (273,225)            0.0%              --             0.0%
                                 ------------    ------------     ------------    ------------     ------------    ------------
Income tax expense (benefit)       (4,745,000)            (20%)   $   (273,225)          (17.1%)   $         --             0.0%
                                 ============    ============     ============    ============     ============    ============


         The Company's net operating loss carryforwards generated in 1998 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax ("AMT") rates imposed by the 1986 Tax Reform Act ("the 86 ACT"). It is expected that these deferred tax assets will be realized at such rates.

         At December 31, 1998, approximately $22,428,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. The Company received a $42,000 refund from prior years federal income payments in 1998 and paid $45,000 in federal income taxes in 1997. No tax payments were required in 1996.

         The Company also has available for regular federal income tax purposes at December 31, 1998 estimated net operating loss carryforwards of approximately $25,046,000 which expire primarily in 1999 through 2014, if not previously utilized. At December 31, 1998, the Company had investment tax credit carryforwards of approximately $11,000, after adjusting for the reductions required by the 86 ACT, which expire for regular tax purposes in 1999 through 2000.

                             URANIUM RESOURCES, INC.

                                DECEMBER 31, 1998



11.      OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

                                                              December 31,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
Reserve for future restoration and reclamation costs,
   net of current portion of $324,000 and $511,000 in
   1998 and 1997 (Note 1)                               $4,968,382   $4,251,108
Unearned revenue from Russian matched sales (Note 1)         1,012      536,319
                                                        ----------   ----------
                                                        $4,969,394   $4,787,427
                                                        ==========   ==========

12.      COMMITMENTS AND CONTINGENCIES


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

13.      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. The Company is unable to assess the fair value of its debt instrument at December 31, 1998 due to the Company's financial position and its inability to secure comparable financing.

                                                                     SCHEDULE II


                             URANIUM RESOURCES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                    Additions
                                                             -----------------------
                                                Balance at   Charged to   Charged to
                                                Beginning    Costs and      Other                     Balance at End
             Description                        of Period     Expenses     Accounts     Deductions(a)   of Period
             -----------                        ----------   ----------   ----------    ------------  --------------
Year ended December 31, 1998:
   Accrued restoration Costs ................   $4,762,108   $  692,317   $   92,687(b)   $   69,356   $5,292,382(d)

Year ended December 31, 1997:
   Accrued restoration costs ................   $4,136,495   $1,032,587   $   89,703(b)   $  317,271   $4,762,108(d)

Year ended December 31, 1996:
   Accrued restoration costs ................   $2,990,151   $1,479,939   $  180,380(b)   $  513,975   $4,136,495(d)



----------------

(a)      Deductions represent costs incurred in the restoration process.

(b) Increase (decrease) resulted primarily from the change in the amounts of restoration provision included in ending uranium inventory.

(c) Decrease resulted primarily from restoration provision amounts in beginning inventory which were expensed in the current year.

(d) Amounts recorded as current liabilities at December 31, 1998, 1997 and 1996 are $324,000, $511,000 and $368,000, respectively.

                                  EXHIBIT INDEX


EXHIBIT                                                                            SEQUENTIALLY
NUMBER                              DESCRIPTION                                    NUMBERED PAGE
------                              -----------                                    -------------
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

10.10* Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated April 5, 1994 between Uranium Resources, Inc., URI, Inc. and
            Pacific Gas & Electric Company (filed with the Company's Annual
            Report on Form 10-K for the year ended December 31, 1994).(1)

10.11*      Agreement for the Sale of Uranium Concentrates dated as of August
            23, 1990 between OES Fuel, Incorporated, Uranium Resources, Inc. and
            URI, Inc. (filed with Post-Effective Amendment No. 3 to the
            Company's Form S-1 Registration Statement as filed with the
            Securities and Exchange Commission on December 7, 1990).(1)

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                              DESCRIPTION                                    NUMBERED PAGE
------                              -----------                                    -------------
10.12*      Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-32754)
            as filed with the Securities and Exchange Commission on February 20,
            1990).

10.13* Note and Warrant Purchase Agreement entered into May 25, 1995 by and among Lindner Investments, Lindner Dividend Fund and the Company
            (filed with the Company's Current Report on Form 8-K dated May 25,
            1995).

10.14*      Loan Agreement entered into June 18, 1996 by and between Lindner
            Dividend Fund and the Company (filed with the Company's Annual
            Report on Form 10-K dated March 27, 1997).

10.15* Uranium Concentrates Sales Agreement dated August 21, 1996 by and between the Company and Commonwealth Edison Company (filed with the Company's Quarterly Report on Form 10-Q/A-2 for the quarter ended
            September 30, 1996).(1)

10.16*      Agreement of Santa Fe Pacific Gold Corporation as Uranco, Inc.
            Shareholder with the Company and Guarantee of the Company dated as of March 25, 1997 (filed with the Company's Annual Report on Form
            10-K dated March 27, 1997). (1)

10.17*      Stock Exchange Agreement and Plan of Reorganization dated as of
            March 25, 1997 (filed with the Company's Annual Report on Form 10-K dated March 27, 1997).

10.18*      License to Explore and Option to Purchase dated March 21, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company's Annual Report on Form 10-K dated March 27, 1997).
            (1)

10.19*      Amendment #1 to Nonqualified Stock Option Agreement dated November
            17, 1997 between the Company and Leland O. Erdahl (filed with the
            Company's Annual Report on Form 10-K dated March 27, 1998) .

10.20*      Amendment #1 to Nonqualified Stock Option Agreement dated November
            17, 1997 between the Company and George R. Ireland (filed with the
            Company's Annual Report on Form 10-K dated March 27, 1998).

10.21*      Amendment #1 to Nonqualified Stock Option Agreement dated November
            17, 1997 between the Company and James B. Tompkins (filed with the
            Company's Annual Report on Form 10-K dated March 27, 1998).

10.22*      Compensation Agreement dated June 2, 1997 between the Company and
            Paul K. Willmott (filed with the Company's Annual Report on Form
            10-K dated March 27, 1998).

10.23*      Compensation Agreement dated June 2, 1997 between the Company and
            Richard F. Clement, Jr. (filed with the Company's Annual Report on
            Form 10-K dated March 27, 1998).

10.24*      Compensation Agreement dated June 2, 1997 between the Company and
            Joe H. Card (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.25*      Compensation Agreement dated June 2, 1997 between the Company and
            Richard A. Van Horn (filed with the Company's Annual Report on Form
            10-K dated March 27, 1998).

10.26*      Compensation Agreement dated June 2, 1997 between the Company and
            Thomas H. Ehrlich (filed with the Company's Annual Report on Form
            10-K dated March 27, 1998).

EXHIBIT                                                                            SEQUENTIALLY
NUMBER                              DESCRIPTION                                    NUMBERED PAGE
------                              -----------                                    -------------
10.27*      Compensation Agreement dated June 2, 1997 between the Company and
            Mark S. Pelizza (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.28*      Note and Warrant Exchange Agreement dated March 23, 1998 between the
            Company and Lindner Investments (filed with the Company's Annual
            Report on Form 10-K dated March 27, 1998).

10.29* 6.5% Secured Convertible Note for $1,500,000 dated March 23, 1998 between the Company and Lindner Investments (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.30* 6.5% Secured Convertible Note for $4,500,000 dated March 23, 1998 between the Company and Lindner Investments (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.31*      Warrant to Purchase Common Stock for 625,000 shares dated March 23,
            1998 between the Company and Lindner Investments (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.32*      Warrant to Purchase Common Stock for 325,000 shares dated March 23,
            1998 between the Company and Lindner Investments (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.33       Uranium Resources, Inc. 1999 Deferred Compensation Plan.

21.1* Subsidiaries of the Company (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

23.1        Consent of Arthur Andersen LLP.

27.1        Financial Schedule.


* Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

(1) Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.