Form 10-Q
period 1999-03-31
URANIUM RESOURCES INC /DE/
filed 1999-05-17
CIK 839470

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

                For the quarterly period ended March 31, 1999 or

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

                           Yes _X_    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock                Number of Shares Outstanding
-----------------------------------               ------------------------------
  Common Stock, $0.001 par value                  12,053,027 as of  May 13, 1999

-------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                    1999 FIRST QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


         Item 1.  Financial Statements

                    Consolidated Balance Sheets -
                        March 31, 1999 (Unaudited) and
                        December 31, 1998                                     3

                    Consolidated Statements of Operations -
                        Three Months Ended March 31, 1999 and 1998
                        (Unaudited)                                           5

                    Consolidated Statements of Cash Flows -
                        Three Months Ended March 31, 1999
                        and 1998 (Unaudited)                                  6

                    Notes to Consolidated Financial
                        Statements - March 31, 1999 (Unaudited)               7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     8

PART II -- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                   13

INDEX TO EXHIBITS                                                           E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1999 AND DECEMBER 31, 1998 (NOTE 1)

                                     ASSETS


                                                                   March 31,                  December 31,
                                                               ----------------             ----------------
                                                                     1999                         1998
                                                               ----------------             ----------------
                                                                 (Unaudited)
 Current assets:
    Cash and cash equivalents                                  $       669,707              $     3,713,566
    Short-term investment:
         Certificate of deposit, restricted                            585,055                      582,623
    Receivables, net                                                     7,202                    1,482,806
    Uranium inventory                                                1,669,859                      956,590
    Materials and supplies inventory                                    92,667                       92,495
    Prepaid and other current assets                                   292,963                      244,301
                                                               ----------------             ----------------
         Total current assets                                        3,317,453                    7,072,381
                                                               ----------------             ----------------

 Property, plant and equipment, at cost:
    Uranium properties                                              98,778,689                   98,073,350
    Other property, plant and equipment                                499,206                      538,974
    Less-accumulated depreciation and depletion                    (59,266,429)                 (59,059,968)
                                                               ----------------             ----------------
         Net property, plant and equipment                          40,011,466                   39,552,356

 Other assets                                                            4,299                        4,299
 Long-term investment:
      Certificate of deposit, restricted                             3,066,703                    3,066,703
                                                               ----------------             ----------------
                                                               $    46,399,921              $    49,695,739
                                                               ================             ================


         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1999 AND DECEMBER 31, 1998 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          March 31,                  December 31,
                                                                       ----------------            ----------------
                                                                            1999                         1998
                                                                       ----------------            ----------------
                                                                         (Unaudited)
 Current liabilities:
    Accounts payable                                                   $       874,212             $     1,829,255
    Notes payable                                                              500,000                   1,685,000
    Accrued interest payable                                                     5,001                     113,778
    Current portion of long-term debt                                            8,000                       8,000
    Royalties payable                                                          494,467                     632,626
    Current portion of restoration reserve                                     109,000                     324,000
    Other accrued liabilities                                                  430,615                     348,337
                                                                       ----------------            ----------------
         Total current liabilities                                           2,421,295                   4,940,996
                                                                       ----------------            ----------------

 Other long-term liabilities and deferred credits                            5,131,990                   4,969,394

 Long-term debt, less current portion                                        6,234,173                   6,189,007

 Deferred federal income taxes                                                  65,810                     263,810

 Shareholders' equity:
         Common stock, $0.001 par value, shares authorized:
         25,000,000 shares issued and outstanding
         (net of treasury shares):  1998 - 12,053,027
         1997 - 12,053,027                                                      12,205                      12,205

         Paid-in capital                                                    40,629,923                  40,629,923
         Retained earnings (accumulated deficit)                            (8,086,057)                 (7,300,178)
         Less:  Treasury stock (152,500 shares), at cost                        (9,418)                     (9,418)
                                                                       ----------------            ----------------
              Total shareholders' equity                                    32,546,653                  33,332,532
                                                                       ----------------            ----------------
                                                                       $    46,399,921             $    49,695,739
                                                                       ================            ================


         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (NOTE 1)
                                   (Unaudited)


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                    ----------------------------------------
                                                                                          1999                    1998
                                                                                    ---------------         ----------------
 Revenues:
    Uranium sales -
         Produced uranium                                                           $         - -           $     4,935,166
         Purchased uranium                                                                   1,512                1,126,800
                                                                                    ---------------         ----------------
           Uranium sales                                                                     1,512                6,061,966

 Costs and expenses:
    Cost of uranium sales -
         Direct cost of purchased uranium                                                     - -                   961,937
         Royalties                                                                            - -                   224,270
         Operating expenses                                                                449,328                1,680,773
         Provision for restoration and reclamation costs                                    20,000                  262,841
         Depreciation and depletion                                                         22,863                2,203,668
                                                                                    ---------------         ----------------
           Total cost of uranium sales                                                     492,191                5,333,489
                                                                                    ---------------         ----------------

    Loss from operations
       before corporate expenses                                                          (490,679)                 728,477

    Corporate expenses -
         General and administrative                                                        491,947                  594,528
         Depreciation                                                                        6,080                    4,923
                                                                                    ---------------         ----------------
           Total corporate expenses                                                        498,027                  599,451
                                                                                    ---------------         ----------------
 Earnings (loss) from operations                                                          (988,706)                 129,026

 Other income (expense):
         Interest expense, net of capitalized interest                                     (39,935)                 (36,820)
         Interest and other income, net                                                     44,762                   46,893
                                                                                    ---------------         ----------------
           Total other income                                                                4,827                   10,073
                                                                                    ---------------         ----------------
 Earnings (loss) before federal income taxes                                              (983,879)                 139,099

 Federal income tax benefit:
    Current                                                                                 - -                     - -
    Deferred                                                                              (198,000)                  28,000
                                                                                    ---------------         ----------------
 Net earnings (loss)                                                                $     (785,879)         $       111,099
                                                                                    ===============         ================

 Net earnings (loss) per common share and
   common equivalent (basic and diluted)                                            $        (0.07)         $          0.01
                                                                                    ===============         ================

 Weighted average common shares and common
    equivalent shares per share data
     Basic                                                                              12,053,027               12,056,233
                                                                                    ===============         ================
     Diluted                                                                            12,053,027               12,056,233
                                                                                    ===============         ================


         The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (NOTE 1)
                                   (Unaudited)


                                                                                            March 31
                                                                              ------------------------------------
                                                                                    1999                1998
                                                                              ----------------    ----------------
 Cash flows from operations:
    Net earnings (loss)                                                       $      (785,879)    $       111,099
    Reconciliation of net income to cash provided by operations-
         Provision for restoration and reclamation costs                               20,000             262,841
         Depreciation and depletion                                                    28,943           2,208,591
         Credit for deferred income taxes                                            (198,000)             28,000
         Decrease in restoration and reclamation accrual                             (135,352)             (1,051)
         Other non-cash items, net                                                    154,909             159,409
                                                                              ----------------    ----------------
 Cash flow provided by (used in) operations, before changes in
    operating working capital items                                                  (915,379)          2,768,889
 Effect of changes in operating working capital items-
    (Increase) decrease in receivables                                              1,475,604             (12,446)
    (Increase) decrease in inventories                                               (390,817)             25,083
    Increase in prepaid and other current assets                                     (159,195)           (122,050)
    Increase (decrease) in payables and accrued liabilities                        (1,119,701)         (2,136,114)
                                                                              ----------------    ----------------

 Net cash provided by (used in) operations                                         (1,109,488)            523,362
                                                                              ----------------    ----------------

 Investing activities:
    Increase in investments                                                            (2,432)            (82,626)
    Additions to property, plant and equipment -
         Kingsville Dome                                                              (70,403)         (1,200,641)
         Rosita                                                                       (26,371)           (130,651)
         Vasquez                                                                      (44,064)           (308,206)
         Alta Mesa                                                                        (37)            (11,125)
         Churchrock                                                                  (244,878)           (327,476)
         Crownpoint                                                                  (285,584)           (148,920)
         Other property                                                               (73,740)           (189,291)
    Increase in other assets                                                             - -               (9,712)
                                                                              ----------------    ----------------

 Net cash used in investing activities                                               (747,509)         (2,408,648)
                                                                              ----------------    ----------------

 Financing activities:
    Payments and refinancings of principal                                         (1,686,862)            148,351
    Proceeds from borrowings                                                          500,000             - -
    Issuance of common stock and warrants, net                                        - -                 - -
                                                                              ----------------
                                                                                                  ----------------

 Net cash from (used in) financing activities                                      (1,186,862)            148,351
                                                                              ----------------    ----------------

 Net decrease in cash and cash equivalents                                         (3,043,859)         (1,736,905)
 Cash and cash equivalents, beginning of period                                     3,713,566           2,325,158
                                                                              ----------------    ----------------

 Cash and cash equivalents, end of period                                     $       669,707     $       588,253
                                                                              ================    ================


         The accompanying notes to financial statements are an integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1999.

2.       FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to a continued period of depressed prices for uranium as compared to the Company's cost to produce uranium, the Company has generated operating losses in each of the last two years. Operating losses have continued during the first quarter of 1999. Such price declines have reduced the market price of uranium to levels that are currently below the Company's cost to produce uranium and below levels needed by the Company to obtain the necessary financing to allow development of new production areas at its South Texas sites. Due to circumstances described above, during the first quarter of 1999 the Company has shut-in its current producing operations until prices recover. The Company has limited financial resources available to support its ongoing operations, fund payments of debt, potential claims in litigation and provide for restoration of its properties until such time, if ever, uranium prices recover to profitable levels. Further, the Company will require additional capital resources to fund the cost to resume production and to fund development of its undeveloped properties. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which would enable the Company to operate profitably. These factors, raise substantial doubt concerning the ability of the Company to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including approximately $40.0 million in net property, plant and equipment) or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon a recovery of uranium prices, its ability to successfully produce uranium at economically feasible levels and its ability to successfully raise capital to support ongoing operations and future development efforts.

3.       LONG-TERM DEBT

         CAPITALIZED INTEREST

         Interest capitalized in the three months ended March 31, 1999 and 1998 was $147,000 and $118,000, respectively. Total interest costs in these periods were $186,000 and $155,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This Item 2 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, proved undeveloped reserves and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's 1998 Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows and Liquidity

         For the quarter ended March 31, 1999, the Company's cash and cash equivalents were $670,000 a decrease of $3,044,000 as compared to a decrease of $1,737,000 for the first quarter of 1998. The Company's uranium operations utilized cash flow from operations of $1,109,000 for the quarter ended March 31, 1999, in comparison to positive cash flow from operations in the same period in 1998 of $523,000. The Company's net working capital at March 31, 1999 was $896,000.

         As a result of the volatility of spot prices in the uranium marketplace, during the first quarter of 1999 the Company has shut-in and placed on stand-by its two South Texas facilities. Nominal production from these sites is expected to continue provided their incremental production costs remain at or below the cost of purchasing uranium in the marketplace. The Company will continue to maintain certain activities at these locations including its ongoing groundwater restoration efforts. The Company has also begun implementing additional steps in 1999 to preserve cash by reducing expenses and maximizing the cash flow from its existing sales contracts.

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

Investing Cash Flows

         South Texas Projects

         During the three months ending March 31, 1999, development expenditures at the Company's South Texas locations totaled $141,000. The Company's decision to put its Kingsville Dome and Rosita sites on stand-by has reduced new capital spending at these locations. The Company expects to fund its 1999 expenditures at its South Texas projects from cash on hand, sales proceeds under 1999 uranium deliveries and through existing financing arrangements.

         New Mexico Projects

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $530,000 for the three months ending March 31, 1999 compared to costs of $476,000 for the first quarter of 1998. Capital requirements for 1999 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing.

Financing Cash Flows

         In May 1996, the Company entered into a $3.0 million revolving credit facility. This facility was renewed and expanded for a two year term to a $5.0 million credit facility in July 1997. This facility is secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Borrowings under this facility at March 31, 1999 totaled $500,000.

ENVIRONMENTAL ASPECTS

         The Company utilizes ISL solution mining technology as its only mining method. Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". Nevertheless, the Company is highly regulated. Its primary environmental costs to date have been related to obtaining and complying with environmental mining permits and, once mining is completed, the reclamation and restoration of the surface areas and underground water quality to a condition consistent with applicable requirements. Accruals for the estimated future cost of such activities are made on a per-pound basis as part of production costs. See the Consolidated Statements of Operations for the applicable provisions for such future costs. See also Note 1 - "Restoration and Reclamation Costs" of Notes to Consolidated Financial Statements in the Company's Form 10-K as of December 31, 1998.

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

Three Months Ended March 31, 1999 and 1998

         The following is a summary of the key operational and financial statistics related to the Results of Operations:


                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   1999              1998
                                               ------------      -----------
                                           (In thousands, except per pound data)

Uranium sales revenue                          $    --           $    6,062

Total pounds delivered                              --                  370

Average sales price/pound                          N/A           $    16.37

Pounds produced                                     68                  227
Pounds purchased                                    --                  100

Average production cost of produced pounds(1)  $   12.68         $    15.87

Average cost of purchased pounds                   N/A           $    10.50

Average cost of produced pounds sold               N/A           $    14.88
Average cost of purchased pounds sold              N/A           $    10.50

(1) Production costs 1999 exclude approximately $273,000 in fixed "stand-by" costs incurred at the South Texas sites related to the transition from an operating to a stand-by mode in the first quarter of 1999. The incremental cash cost of production (costs incurred in addition to those required to maintain the projects while in a stand-by mode) in the first quarter was approximately $8.90 per pound.

         The Company made no uranium deliveries in the first quarter of 1999. Total deliveries for 1999 are projected at approximately 500,000 pounds and the bulk of those are scheduled in the second half of the year. Total uranium deliveries in the first quarter of 1998 of 370,000 pounds were at an average sales price of $16.37 per pound and generated revenues of $6,062,000.

         Details of the cost of uranium sales were as follows:


                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        1999             1998
                                                     -----------      ----------
                                                            (In thousands)

Cost of purchased uranium                            $      --        $      962
Royalties                                                   --               224
Operating expenses                                          449            1,681
Provision for restoration and reclamation costs              20              263
Depreciation and depletion of uranium properties             23            2,204
                                                     -----------      ----------
          Total cost of uranium sales                $      492       $    5,334
                                                     ===========      ==========

         The Company placed its South Texas production facilities on stand-by in the first quarter of 1999 but continued to maintain nominal production. Total production of 68,000 pounds during the quarter compared to 227,000 pounds of production in the three months ended March 31, 1998. Certain production related activities have continued because the incremental cash costs (costs incurred in addition to those required to maintain the projects while in a stand-by mode) has been below the costs uranium could be purchased in the spot market. The average per pound production cost for the first quarter of 1999 was $12.68 compared to the corresponding period of 1998 of $15.87 per pound. Excluded from the 1999 production costs were approximately $273,000 of stand-by related costs. The incremental cash cost of production in the first quarter was approximately $8.90 per pound.

         Operating expenses in the first quarter of 1999 resulted from a lower of cost or market adjustment applied to the Company's inventory at March 31, 1999. The carrying value of its inventory at March 31, 1999 was $13.01. Operating expenses attributable directly to the sale of Kingsville Dome and Rosita produced pounds totaled $1,681,000 ($6.03 per pound) in the first quarter ended March 31, 1998.

         The provision for restoration and reclamation in the first three months ended March 31, 1999 was $20,000, this compared to $263,000 ($0.94 per pound) for production sold during 1998.

         The depreciation and depletion provision in the quarter ended March 31, 1999 was $23,000, this compared to $2,204,000 ($7.91 per pound) for Rosita and Kingsville Dome production sold in the first quarter of 1998.

         The Company did not incur any royalty expenses in the first quarter of 1999 compared to royalty expenses in the first three months of 1998 of $213,000.

         The average cost of uranium purchases made in the first quarter of 1998 was $10.50. Total deliveries in the first three months of 1998 consisted of 279,000 produced pounds at an average cost per pound of $14.88 and 100,000 purchased pounds at a cost of $10.50 per pound.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $498,000 in the first quarter of 1999 from $595,000 in the first quarter of 1998. This reduction resulted primarily from the implementation of the Company's cost reduction program which began in the fourth quarter of 1998 and will continue throughout 1999.

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

         The Company may also be impacted by the Y2K issues of certain of the Company's third-party suppliers and its customers. The third-party suppliers, vendors, and customers area is currently in the assessment phase. Formal communications have been initiated with the Company's vendors, customers and others with whom the Company has significant business relationships. The Company continues to evaluate responses and make additional inquiries as needed. As the Company is in the process of collecting this information from third parties, management cannot currently determine whether third party compliance issues will materially affect its operations. However, the Company is not currently aware of any third party issues that would cause a significant business disruption. Management anticipates a complete evaluation to conclude in the third quarter of 1999.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  See the Index to Exhibits on page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.



         (b)      Reports on form 8-K

                  The Company filed a Current Report on Form 8-K on
                  January 20, 1999 reporting under Item 5 that it had relinquished its rights to the South Texas Alta Mesa uranium in-situ leach deposit. The date of the Report was December 16, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     URANIUM RESOURCES, INC.







Dated:  May  14, 1999                By:   /s/ PAUL K. WILLMOTT
                                        ----------------------------
                                           Paul K. Willmott
                                           Director, President and
                                           Chief Executive Officer









Dated:  May  14, 1999                By:   /s/ THOMAS H. EHRLICH
                                        -----------------------------
                                           Thomas H. Ehrlich
                                           Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

10.16*          Agreement of Santa Fe Pacific Gold  Corporation  as Uranco,  Inc.  Shareholder
                with the  Company  and  Guarantee  of the  Company  dated as of March 25, 1997
                (filed with the  Company's  Annual  Report on Form 10-K dated March 27,
                1997).(1)

10.17*          Stock  Exchange  Agreement  and Plan of  Reorganization  dated as of March 25,
                1997  (filed  with the  Company's  Annual  Report on Form 10-K dated March 27,
                1997).

10.18*          License to Explore and Option to Purchase  dated March 21, 1997 between  Santa
                Fe Pacific Gold Corporation and Uranco,  Inc. (filed with the Company's Annual
                Report on Form 10-K dated March 27, 1997).(1)

10.19*          Amendment #1 to  Nonqualified  Stock Option  Agreement dated November 17, 1997 between  the Company and Leland O.  Erdahl  (filed with the  Company's  Annual
                Report on Form 10-K dated March 27, 1998).

10.20*          Amendment #1 to  Nonqualified  Stock Option  Agreement dated November 17, 1997 between the Company and George R.  Ireland  (filed with the  Company's  Annual
                Report on Form 10-K dated March 27, 1998).

10.21*          Amendment #1 to  Nonqualified  Stock Option  Agreement dated November 17, 1997 between the Company and James B.  Tompkins  (filed with the  Company's  Annual
                Report on Form 10-K dated March 27, 1998).

10.22*          Compensation  Agreement  dated June 2, 1997  between  the  Company and Paul K.
                Willmott (filed with the Company's  Annual Report on Form 10-K dated March 27,
                1998).

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

10.33*          Uranium Resources, Inc. 1999 Deferred Compensation Plan.

27.1            Financial Schedule.


         *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

         (1)Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.