Form 10-Q
period 1999-06-30
URANIUM RESOURCES INC /DE/
filed 1999-08-16
CIK 839470

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999 or

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

                12750 MERIT DRIVE, SUITE 720, DALLAS, TEXAS 75251
          (Address of principal executive offices, including zip code)

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

                                    Yes  X  No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Title of Each Class of Common Stock        Number of Shares Outstanding
   -----------------------------------        ----------------------------
     Common Stock, $0.001 par value         12,256,387 as of  August 12, 1999


--------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                    1999 SECOND QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements
                           Consolidated Balance Sheets -
                               June 30, 1999 (Unaudited) and
                               December 31, 1998                                                   3

                           Consolidated Statements of Operations -
                               Three and Six Months Ended June 30, 1999 and 1998
                               (Unaudited)                                                         5

                           Consolidated Statements of Cash Flows -
                               Six Months Ended June 30, 1999
                               and 1998 (Unaudited)                                                6

                           Notes to Consolidated Financial
                               Statements - June 30, 1999 (Unaudited)                              7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                          8


PART II -- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                12


SIGNATURES                                                                                        13


INDEX TO EXHIBITS                                                                                 E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1999 AND DECEMBER 31, 1998 (NOTE 1)

                                     ASSETS




                                                  June 30,        December 31,
                                                ------------      ------------
                                                    1999              1998
                                                ------------      ------------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                     $    346,122      $  3,713,566
  Short-term investment:
    Certificate of deposit, restricted               585,055           582,623
Receivables, net                                       5,883         1,482,806
Uranium inventory                                    966,667           956,590
Materials and supplies inventory                      87,207            92,495
Prepaid and other current assets                     171,608           244,301
                                                ------------      ------------
    Total current assets                           2,162,542         7,072,381
                                                ------------      ------------

Property, plant and equipment, at cost:
  Uranium properties                              99,242,837        98,073,350
  Other property, plant and equipment                507,538           538,974
  Less-accumulated depreciation and depletion    (59,477,281)      (59,059,968)
                                                ------------      ------------
    Net property, plant and equipment             40,273,094        39,552,356

Other assets                                           4,299             4,299
Long-term investment:
  Certificate of deposit, restricted               3,066,703         3,066,703
                                                ------------      ------------
                                                $ 45,506,638      $ 49,695,739
                                                ============      ============



         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1999 AND DECEMBER 31, 1998 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                               June 30,       December 31,
                                                            ------------      ------------
                                                               1999               1998
                                                            ------------      ------------
                                                            (Unaudited)
Current liabilities:
 Accounts payable                                           $    555,821      $  1,829,255
 Notes payable                                                   700,000         1,685,000
 Accrued interest payable                                          3,626           113,778
 Current portion of long-term debt                                 8,000             8,000
 Royalties payable                                                50,320           132,626
 Current portion of restoration reserve                           83,000           324,000
 Other accrued liabilities                                       295,236           348,337
                                                            ------------      ------------
     Total current liabilities                                 1,696,003         4,440,996
                                                            ------------      ------------

Other long-term liabilities and deferred credits               6,049,689         5,469,394

Long-term debt, less current portion                           6,279,075         6,189,007

Deferred federal income taxes                                          0           263,810

Shareholders' equity:
 Common stock, $0.001 par value, shares authorized:
 1999 - 35,000,000 1998 - 25,000,000; shares issued
 and outstanding (net of treasury shares):
 1999 - 12,256,387 1998 - 12,053,027                              12,409            12,205

 Paid-in capital                                              40,705,980        40,629,923
 Retained earnings (accumulated deficit)                      (9,227,100)       (7,300,178)
 Less: Treasury stock (152,500 shares), at cost                   (9,418)           (9,418)
                                                            ------------      ------------
        Total shareholders' equity                            31,481,871        33,332,532
                                                            ------------      ------------
                                                            $ 45,506,638      $ 49,695,739
                                                            ============      ============





         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE AND SIX
                  MONTHS ENDED JUNE 30, 1999 AND 1998 (NOTE 1)
                                   (UNAUDITED)

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                            June 30,
                                                        ------------------------------      ------------------------------
                                                            1999              1998              1999             1998
                                                        ------------      ------------      ------------     -------------
Revenues:
 Uranium sales -
    Produced uranium                                    $  1,036,350      $  1,175,260      $  1,036,350     $   6,110,426
    Purchased uranium                                             --         1,270,500             1,512         2,397,300
                                                        ------------      ------------      ------------     -------------
     Uranium sales                                         1,036,350         2,445,760         1,037,862         8,507,726

Costs and expenses:
 Cost of uranium sales -
    Direct cost of purchased uranium                              --         1,054,733                --         2,016,670
    Royalties                                                 57,234            51,247            57,234           275,517
    Operating expenses                                     1,258,292           940,128         1,707,620         2,620,901
    Provision for restoration and reclamation costs          115,943            64,593           135,943           327,434
    Depreciation and depletion                               326,314           865,616           349,177         3,069,284
                                                        ------------      ------------      ------------     -------------
      Total cost of uranium sales                          1,757,783         2,976,317         2,249,974         8,309,806
                                                        ------------      ------------      ------------     -------------

Earnings (loss) from operations
 before corporate expenses                                  (721,433)         (530,557)       (1,212,112)          197,920

Corporate expenses -
    General and administrative                               501,692           680,955           993,639         1,275,483
    Depreciation                                               6,863             4,809            12,943             9,732
                                                        ------------      ------------      ------------     -------------
      Total corporate expenses                               508,555           685,764         1,006,582         1,285,215
                                                        ------------      ------------      ------------     -------------
Loss from operations                                      (1,229,988)       (1,216,321)       (2,218,694)       (1,087,295)

Other income (expense):
    Interest expense, net of capitalized interest            (36,909)          (39,587)          (76,844)          (76,407)
    Interest and other income, net                            60,044            49,911           104,806            96,804
                                                        ------------      ------------      ------------     -------------
       Total other income                                     23,135            10,324            27,962            20,397
                                                        ------------      ------------      ------------     -------------
Loss before federal income taxes                          (1,206,853)       (1,205,997)       (2,190,732)       (1,066,898)

Federal income tax benefit:
    Deferred                                                 (65,810)         (240,000)         (263,810)         (212,000)
                                                        ------------      ------------      ------------     -------------
Net loss                                                $ (1,141,043)     $   (965,997)     $ (1,926,922)     $   (854,898)
                                                        ============      ============      ============     =============

Net loss per common share and
 common equivalent (basic and diluted)                  $      (0.09)     $      (0.08)     $      (0.16)    $       (0.07)
                                                        ============      ============      ============     =============

Weighted average common shares and common
  equivalent shares per share data:
    Basic                                                 12,055,262        12,053,027        12,054,151        12,053,027
                                                        ============      ============      ============     =============
    Diluted                                               12,055,262        12,053,027        12,054,151        12,053,027
                                                        ============      ============      ============     =============

         The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (NOTE 1)
                                   (UNAUDITED)

                                                                            June 30,
                                                                  ----------------------------
                                                                     1999             1998
                                                                  -----------      -----------
Cash flows from operations:
 Net loss                                                         $(1,926,922)     $  (854,898)
 Reconciliation of net income to cash provided by operations-
   Provision for restoration and reclamation costs                    135,943          327,434
   Depreciation and depletion                                         362,120        3,079,016
   Credit for deferred income taxes                                  (263,810)        (212,000)
   Decrease in restoration and reclamation accrual                   (289,985)         (11,367)
   Other non-cash items, net                                          873,558          829,712
                                                                  -----------      -----------
Cash flow provided by (used in) operations, before changes in
 operating working capital items                                   (1,109,096)       3,157,897
Effect of changes in operating working capital items-
 Decrease in receivables                                            1,476,923        4,448,499
 (Increase) decrease in inventories                                   197,045         (774,164)
 Increase in prepaid and other current assets                        (172,331)        (134,192)
 Decrease in payables and accrued liabilities                      (1,518,993)      (2,371,129)
                                                                  -----------      -----------

Net cash provided by (used in) operations                          (1,126,452)       4,326,911
                                                                  -----------      -----------

Investing activities:
 Increase in investments                                               (2,432)        (223,468)
 Additions to property, plant and equipment -
   Kingsville Dome                                                    (80,905)      (2,643,826)
   Rosita                                                             (43,719)        (216,944)
   Vasquez                                                            (45,798)        (394,543)
   Alta Mesa                                                          (30,842)         (30,525)
   Churchrock                                                        (418,091)        (608,367)
   Crownpoint                                                        (504,160)        (350,900)
   Other property                                                    (126,057)        (323,117)
 Increase in other assets                                                  --          (23,712)
                                                                  -----------      -----------

Net cash used in investing activities                              (1,252,004)      (4,815,402)
                                                                  -----------      -----------
Financing activities:
  Payments and refinancings of principal                           (2,388,988)      (5,453,617)
  Proceeds from borrowings                                          1,400,000        5,110,000
                                                                  -----------      -----------
Net cash used in financing activities                                (988,988)        (343,617)
                                                                  -----------      -----------
Net decrease in cash and cash equivalents                          (3,367,444)        (832,108)
Cash and cash equivalents, beginning of period                      3,713,566        2,325,158
                                                                  -----------      -----------
Cash and cash equivalents, end of period                          $   346,122      $ 1,493,050
                                                                  ===========      ===========

         The accompanying notes to financial statements are an integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1999.


2.       FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to a continued period of depressed prices for uranium as compared to the Company's cost to produce uranium, the Company has generated operating losses in each of the last two years. Operating losses have continued during the first half of 1999. Such price declines have reduced the market price of uranium to levels that are currently below the Company's cost to produce uranium and below levels needed by the Company to obtain the necessary financing to allow development of new production areas at its South Texas sites. Due to circumstances described above, during the first quarter of 1999 the Company shut-in its current producing operations until prices recover. The Company has limited financial resources available to support its ongoing operations, fund payments of debt, potential claims in litigation and provide for restoration of its properties until such time, if ever, uranium prices recover to profitable levels. Further, the Company will require additional capital resources to fund the cost to resume production and to fund development of its undeveloped properties. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which would enable the Company to operate profitably. These factors, raise substantial doubt concerning the ability of the Company to continue as a going concern.

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

3.       LONG-TERM DEBT

         RESTRUCTURING OF NOTE

         In June 1999, the Company entered into an agreement to restructure the $6,000,000 secured convertible note that was issued to mutual funds managed by Ryback Management Company. The restructuring provides for the mandatory conversion of the debt into 6,000,000 shares of the Company's common stock, providing the Company obtains the necessary long-term uranium sales contracts and financing to allow the commencement of production at one of its uranium projects. Interest on the debt will accrue but not be payable until the maturity date, which was extended to December 31, 2000. Upon the maturity or the date of conversion, the noteholders will have the option to be paid the accrued interest in eighteen monthly installments or to convert the interest into shares of common stock at the lesser of the then market price for such stock or $1.00 per share. The noteholders also granted to the Company a right of first offer on the transfer of the notes or any shares into which the notes are convertible.

         CAPITALIZED INTEREST

         Interest capitalized in the six months ended June 30, 1999 and 1998 was $305,000 and $300,000, respectively. Total interest costs in these periods were $382,000 and $377,000, respectively.

4.       SHAREHOLDERS' EQUITY

         COMMON STOCK

         In June 1999, the Company issued 203,360 shares of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan (the "Plan"). The Plan was approved by a vote of the shareholders at the June 18, 1999 Annual Meeting.

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

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows and Liquidity

         For the quarter ended June 30, 1999, the Company's cash and cash equivalents were $346,000 a decrease of $323,000 as compared to an increase of $905,000 for the second quarter of 1998. Cash and cash equivalents decreased by $3,367,000 for the six months ended June 30, 1999 compared to a decrease of $832,000 for the same period in 1998. The Company's uranium operations utilized cash flow from operations of $17,000 for the quarter ended June 30, 1999, in comparison to positive cash flow from operations in the same period in 1998 of $3,804,000. Net cash used in operations for the six months ended June 30, 1999 was $1,126,000 compared to net cash provided by operations of $4,327,000 for the same period in 1998. The Company's net working capital at June 30, 1999 was $467,000.

         As a result of the volatility of spot prices in the uranium marketplace, during the first quarter of 1999 the Company shut-in and placed on stand-by its two South Texas facilities. Nominal production from these sites continued through July 1999 because their incremental production costs were at or below the cost of purchasing uranium in the marketplace. The Company will continue to maintain certain activities at these locations including its ongoing groundwater restoration efforts. The Company has also begun implementing additional steps in 1999 to preserve cash by reducing expenses and maximizing the cash flow from its existing sales contracts.

         The Company is consolidating certain of its administrative locations, and reducing its workforce. The implementation of these measures was initiated in the fourth quarter of 1998 and continue in 1999. The Company projects that upon the successful implementation of these strategies it will be able to maintain a continued positive liquidity position through 1999. To maintain a positive liquidity position in 2000 the Company will need to meet the objectives regarding new sales contracts and the infusion of capital required under the restructured Note or for the Company to secure other alternative financing options. If certain of these plans cannot be implemented and if alternative options are not available, the Company's operations and liquidity would be negatively impacted and it would be unlikely that the Company would be able to continue operating as a going concern.

Investing Cash Flows

         South Texas Projects

         During the six months ending June 30, 1999, capital expenditures at the Company's South Texas locations totaled $201,000. The Company's decision to put its Kingsville Dome and Rosita sites on stand-by has reduced new capital spending at these locations. The Company expects to fund its 1999 expenditures at its South Texas projects from cash on hand, sales proceeds under 1999 uranium deliveries and through existing financing arrangements.

         New Mexico Projects

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $922,000 for the six months ending June 30, 1999 compared to costs of $959,000 for the first half of 1998. Capital requirements for 1999 and beyond for these projects are expected to be met through future sales proceeds from current and additional uranium delivery contracts and through future sources of debt and/or equity financing.

Financing Cash Flows

         In May 1996, the Company entered into a $3.0 million revolving credit facility. This facility was renewed and expanded for a two-year term to a $5.0 million credit facility in July 1997. In July 1999, the facility was amended to extend the term for one year and to adjust the amount available under the agreement to $3.0 million. This facility is secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Borrowings under this facility at June 30, 1999 totaled $700,000.

Other

         In June 1999, the Company assigned its rights to deliver uranium in 2000 through 2002 (the final three years) under a uranium sales contract in return for 124,000 pounds of uranium inventory. The inventory was received in July 1999 and the transaction will be recorded in the third quarter of 1999.

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

RESULTS OF OPERATIONS

         Revenues, earnings from operations and net income for the Company can fluctuate significantly on a quarter to quarter basis during the year because of the timing of deliveries requested by its utility customers. The Company's customers have generally elected, where possible, to take delivery of the bulk of the annual deliveries under their long-term sales contracts later in each year. Accordingly, operating results for any quarter or year-to-date period are not necessarily comparable and may not be indicative of the results, which may be expected for future quarters or for the entire year.

Three and Six Months Ended June 30, 1999 and 1998

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                          --------------------------------    -------------------------------
                                                              1999              1998              1999             1998
                                                          -------------     --------------    -------------    --------------
                                                                          (In thousands, except per pound data)
      Uranium sales revenue                               $       1,036     $        2,446    $       1,038    $        8,508

      Total pounds delivered                                         70                162               70               532

      Average sales price/pound                           $       14.81     $        15.14    $       14.83    $        16.00

      Pounds produced                                                35                130              103               357
      Pounds purchased                                               --                100               --               200

      Average production cost of produced pounds                     (a)    $        20.28               (a)   $        17.48

      Average cost of purchased pounds                              N/A     $        10.81              N/A    $        10.66

      Average cost of produced pounds sold                $       13.01     $        16.01    $       13.01    $       15.09

      Average cost of purchased pounds sold                         N/A     $        10.81              N/A    $       10.66


(a) The Company ceased uranium production operations in the first quarter of 1999 when its South Texas projects were placed on stand-by. Costs while on stand-by are expensed to operating expenses as they are incurred. A nominal amount of production has occurred while the projects have been on stand-by, the inventory resulting from such incidental production has been valued at the current spot market cost.

         The Company delivered 70,000 pounds of uranium in the first half of 1999 at an average sales price of $14.83 per pound. Total deliveries for 1999 are projected at approximately 500,000 pounds with the bulk of those scheduled in the second half of the year. Total uranium deliveries in the first half of 1998 of 532,000 pounds were at an average sales price of $16.00 per pound and generated revenues of $8,508,000.

         Details of the cost of uranium sales were as follows:

                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                          -------------------------------     -------------------------------
                                                              1999              1998               1999             1998
                                                          -------------     -------------     -------------    --------------
                                                                  (In thousands)                       (In thousands)
      Cost of purchased uranium                           $          --     $       1,055     $          --    $        2,017
      Royalties                                                      57                52                57               276
      Operating expenses                                          1,258               940             1,708             2,621
      Provision for restoration and reclamation costs               116                65               136               327
      Depreciation and depletion of uranium properties              326               865               349             3,069
                                                          -------------     -------------     -------------    --------------
                                                          $       1,757     $       2,977     $       2,250    $        8,310
                                                          -------------     -------------     -------------    --------------

         The Company placed its South Texas production facilities on stand-by in the first quarter of 1999 but continued to maintain nominal production for the first half of 1999. Total production of 103,000 pounds during the first six months of 1999 compared to 357,000 pounds of production in the six months ended June 30, 1998. Certain production related activities have continued while the facilities were on stand-by because the incremental cash costs (costs incurred in addition to those required to maintain the projects while in a stand-by mode) has been below the costs uranium could be purchased in the spot market.

         Operating expenses in the first half of 1999 were $1,708,000 and consisted of stand-by costs ($713,000) production sold ($572,000 or $8.17 per pound) and a lower of cost or market adjustment ($423,000). Operating expenses in the six months ended June 30, 1998 were attributable directly to the sale of Kingsville Dome and Rosita produced pounds and totaled $2,131,000 ($6.22 per pound).

         The provision for restoration and reclamation in the first half of 1999 was $136,000 and consisted of $66,000 ($0.94 per pound) for production sold and $70,000 for restoration related to a previous production site. The costs incurred in the first half of 1999 compared to $323,000 ($0.94 per pound) related to production sold during the same period in 1998 and $4,000 for other restoration activities.

         The depreciation and depletion provision in the six months ended June 30, 1999 was $349,000 and consisted of $273,000 ($3.90 per pound) for produced uranium sold and $76,000 for depreciation while on stand-by. Comparable costs for the first half of 1998 were $2,718,000 ($7.93 per pound) resulting from Rosita and Kingsville Dome production sold during that period.

         The Company incurred royalty expenses of $57,000 in the first half of 1999 compared to royalty expenses in the first six months of 1998 of $276,000.

         No uranium purchases were made in the first six months of 1999. Uranium purchases of 200,000 were made in the first half of 1998 at an average cost of $10.66 per pound. Total deliveries in the first six months of 1998 consisted of 343,000 produced pounds at an average cost per pound of $16.54 and 189,000 purchased pounds at a cost of $10.66 per pound.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $1,006,000 in the first half of 1999 from $1,285,000 in the first half of 1998. This reduction resulted primarily from the implementation of the Company's cost reduction program which began in the fourth quarter of 1998 and will continue throughout 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         In June 1999, the Company issued 203,360 shares of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan (the "Plan"). The Plan was approved by a vote of the shareholders at the June 18, 1999 Annual Meeting.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 1999 Annual meeting of stockholders was held on June 18, 1999 in Dallas Texas. Shares representing 10,622,685 votes (88.1% of total outstanding) were present in person or by proxy.

         At the meeting the Stockholders of the Company elected Leland O. Erdahl, Paul K. Willmott and George R. Ireland to the Board of Directors for a one-year term. In addition, the Company's Stockholders approved proposals which increased the number of authorized shares of common stock of the Company from 25,000,000 to 35,000,000; approved the provisions of the Company's 1999 Deferred Compensation Plan and approved the ratification of Arthur Andersen, LLP as the Company's independent accountant for the year ended 1999.

         The proposal to increase the number of authorized shares of common stock was approved by a vote of 9,377,343 shares in favor, 1,209,199 opposed and 36,143 abstaining. The proposal to approve the provisions of the 1999 Deferred Compensation Plan was approved by a vote of 9,663,511 shares in favor, 934,052 opposed and 24,722 abstaining. The ratification of Arthur Andersen, LLP as independent accountants was approved by a vote of 10,486,597 shares in favor, 126,476 opposed and 9,612 abstaining.

         The stockholders failed to ratify the proposal to amend the Company's Restated Certificate of Incorporation to authorize the creation of 1,000,000 shares of Preferred Stock. The vote on this proposal was 2,904,676 shares in favor, 3,446,797 opposed and 17,877 abstaining.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Financial Data Schedule

         (b)      Exhibits

                  See the Index to Exhibits on page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.

         (c)      Reports on Form 8-K

                  The Company filed a Current Report on form 8-K on June 23, 1999 reporting under Item 5 that on June 18, 1999, the stockholders of Uranium Resources, Inc. (approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 35,000,000. The Certificate of Amendment of Restated Certificate of Incorporation was filed with the State of Delaware on June 22, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              URANIUM RESOURCES, INC.


Dated:  August 12, 1999                       By:   /S/   Paul K. Willmott
                                                 ----------------------------

                                                 Paul K. Willmott

                                                 Director, President and

                                                 Chief Executive Officer









Dated:  August 12, 1999                       By:   /S/   Thomas H. Ehrlich
                                                 -----------------------------

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

10.28*          Warrant to Purchase Common Stock for 625,000 shares dated March
                23, 1998 between the Company and Lindner Investments (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.29*          Warrant to Purchase Common Stock for 325,000 shares dated March
                23, 1998 between the Company and Lindner Investments (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.30* Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated March 31,
                1999).

10.31           Certificate of Amendment of Restated Certificate of
                Incorporation dated June 22, 1999.

10.32 Note Exchange Agreement dated June 30, 1999 between the Company and Lindner Investments.

10.33 6.5% Secured Convertible Note for $1,500,000 dated June 30, 1999 between the Company and Lindner Investments.

10.34 6.5% Secured Convertible Note for $4,500,000 dated June 30, 1999 between the Company and Lindner Investments.

27.1            Financial Schedule.


         *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

         (1)Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.