Form 10-Q
period 1999-09-30
URANIUM RESOURCES INC /DE/
filed 1999-11-19
CIK 839470

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934

              For the quarterly period ended September 30, 1999 or

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

  Common Stock, $0.001 par value            12,341,290 as of November 12, 1999


--------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                    1999 THIRD QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                      Consolidated Balance Sheets -
                          September 30, 1999 (Unaudited) and
                          December 31, 1998                                               3

                      Consolidated Statements of Operations -
                          Three and Nine Months Ended
                          September 30, 1999 and 1998 (Unaudited)                         5

                      Consolidated Statements of Cash Flows -
                          Nine Months Ended September 30, 1999
                          and 1998 (Unaudited)                                            6

                      Notes to Consolidated Financial
                          Statements - September 30, 1999 (Unaudited)                     7

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      9


PART II -- OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                            14


SIGNATURES                                                                               15


INDEX TO EXHIBITS                                                                       E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (NOTE 1)

                                     ASSETS




                                                      September 30,       December 31,
                                                     ---------------    ---------------
                                                          1999                1998
                                                     ---------------    ---------------
                                                       (Unaudited)

Current assets:
  Cash and cash equivalents                          $       215,542    $     3,713,566
  Short-term investment:
    Certificate of deposit, restricted                       585,055            582,623
  Receivables, net                                            84,046          1,482,806
  Uranium inventory                                        1,400,962            956,590
  Materials and supplies inventory                            75,314             92,495
  Prepaid and other current assets                           101,076            244,301
                                                     ---------------    ---------------
    Total current assets                                   2,461,995          7,072,381
                                                     ---------------    ---------------

Property, plant and equipment, at cost:
  Uranium properties                                      99,751,130         98,073,350
  Other property, plant and equipment                        507,971            538,974
  Less-accumulated depreciation and depletion            (59,614,258)       (59,059,968)
                                                     ---------------    ---------------
    Net property, plant and equipment                     40,644,843         39,552,356

Other assets                                                   4,299              4,299
Long-term investment:
    Certificate of deposit, restricted                     3,066,703          3,066,703
                                                     ---------------    ---------------
                                                     $    46,177,840    $    49,695,739
                                                     ===============    ===============




         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                              September 30,      December 31,
                                                             ---------------    ---------------
                                                                  1999                1998
                                                             ---------------    ---------------
                                                               (Unaudited)

Current liabilities:
  Accounts payable                                           $       327,218    $     1,829,255
  Notes payable                                                      450,000          1,685,000
  Accrued interest payable                                             3,993            113,778
  Current portion of long-term debt                                    7,000              8,000
  Royalties payable                                                       --            132,626
  Current portion of restoration reserve                              83,000            324,000
  Other accrued liabilities                                          256,775            348,337
                                                             ---------------    ---------------
    Total current liabilities                                      1,127,986          4,440,996
                                                             ---------------    ---------------

Other long-term liabilities and deferred credits                   6,325,208          5,469,394

Long-term debt, less current portion                               6,238,955          6,189,007

Deferred federal income taxes                                         19,810            263,810

Shareholders' equity:
    Common stock, $0.001 par value, shares authorized:
    1999 - 35,000,000 1998 - 25,000,000; shares
    issued and outstanding (net of treasury shares):
    1999 - 12,341,290 1998 - 12,053,027                               12,494             12,205

    Paid-in capital                                               40,737,736         40,629,923
    Retained earnings (accumulated deficit)                       (8,274,931)        (7,300,178)
    Less: Treasury stock (152,500 shares), at cost                    (9,418)            (9,418)
                                                             ---------------    ---------------
      Total shareholders' equity                                  32,465,881         33,332,532
                                                             ---------------    ---------------
                                                             $    46,177,840    $    49,695,739
                                                             ===============    ===============





         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (NOTE 1)
                                   (UNAUDITED)



                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                          --------------------------------    --------------------------------
                                                               1999              1998              1999              1998
                                                          --------------    --------------    --------------    --------------

Revenues:
  Uranium sales -
    Produced uranium                                      $    2,092,244    $    2,579,457    $    3,128,594    $    8,689,883
    Purchased uranium                                          1,036,350         1,924,100         1,037,862         4,321,400
                                                          --------------    --------------    --------------    --------------
      Uranium sales                                            3,128,594         4,503,557         4,166,456        13,011,283

Other uranium revenues                                         1,289,600                --         1,289,600                --
                                                          --------------    --------------    --------------    --------------
      Total revenue                                            4,418,194         4,503,557         5,456,056        13,011,283

Costs and expenses:
  Cost of uranium sales -
    Direct cost of purchased uranium                           2,500,046         1,574,701         2,500,046         3,591,371
    Royalties                                                      9,000           132,345            66,234           407,862
    Operating expenses                                           417,979         1,358,149         2,125,599         3,979,050
    Provision for restoration and reclamation costs               16,440           165,818           152,383           493,252
    Depreciation and depletion                                   118,930         1,357,225           468,107         4,426,509
    Writedown of uranium properties                                   --        18,034,694                --        18,034,694
                                                          --------------    --------------    --------------    --------------
      Total cost of uranium sales                              3,062,395        22,622,932         5,312,369        30,932,738
                                                          --------------    --------------    --------------    --------------

  Earnings (loss) from operations
    before corporate expenses                                  1,355,799       (18,119,375)          143,687       (17,921,455)

  Corporate expenses -
    General and administrative                                   498,000           530,978         1,491,639         1,806,461
    Depreciation                                                   6,011             4,966            18,954            14,698
                                                          --------------    --------------    --------------    --------------
      Total corporate expenses                                   504,011           535,944         1,510,593         1,821,159
                                                          --------------    --------------    --------------    --------------
Income (loss) from operations                                    851,788       (18,655,319)       (1,366,906)      (19,742,614)

Other income (expense):
    Interest expense, net of capitalized interest                (38,514)          (37,863)         (115,358)         (114,270)
    Interest and other income, net                               158,705            47,513           263,511           144,317
                                                          --------------    --------------    --------------    --------------
      Total other income                                         120,191             9,650           148,153            30,047
                                                          --------------    --------------    --------------    --------------
Income (loss) before federal income taxes                        971,979       (18,645,669)       (1,218,753)      (19,712,567)

Federal income tax expense (benefit):
  Deferred                                                        19,810        (3,730,000)         (244,000)       (3,942,000)
                                                          --------------    --------------    --------------    --------------
Net income (loss)                                         $      952,169    $  (14,915,669)   $     (974,753)   $  (15,770,567)
                                                          ==============    ==============    ==============    ==============

Net income (loss) per common share and
  common equivalent (basic and diluted)                   $         0.08    $        (1.24)   $        (0.08)   $        (1.31)
                                                          ==============    ==============    ==============    ==============

Weighted average common shares and common
  equivalent shares per share data:
    Basic                                                     12,257,310        12,053,027        12,122,614        12,053,027
                                                          ==============    ==============    ==============    ==============
    Diluted                                                   12,257,310        12,053,027        12,122,614        12,053,027
                                                          ==============    ==============    ==============    ==============



         The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (NOTE 1)
                                   (UNAUDITED)



                                                                             September 30,
                                                                      ----------------------------
                                                                           1999            1998
                                                                      ------------    ------------

Cash flows from operations:
  Net loss                                                            $   (974,753)   $(15,770,567)
  Reconciliation of net income to cash provided by operations-
    Provision for restoration and reclamation costs                        152,383         493,252
    Depreciation and depletion                                             487,061       4,441,207
    Writedown of uranium property and other assets                              --      18,034,694
    Credit for deferred income taxes                                      (244,000)     (3,942,000)
    Decrease in restoration and reclamation accrual                       (330,045)        (23,891)
    Other non-cash items, net                                            1,209,572         528,549
                                                                      ------------    ------------
Cash flow provided by operations, before changes in
  operating working capital items                                          300,218       3,761,244
Effect of changes in operating working capital items-
  Decrease in receivables                                                1,398,760       1,213,521
  Increase in inventories                                                 (208,318)       (170,220)
  Increase in prepaid and other current assets                            (149,007)       (219,030)
  Decrease in payables and accrued liabilities                          (1,836,010)     (2,009,514)
                                                                      ------------    ------------

Net cash provided by (used in) operations                                 (494,357)      2,576,001
                                                                      ------------    ------------

Investing activities:
  Increase in investments                                                   (2,432)       (257,768)
  Additions to property, plant and equipment -
    Kingsville Dome                                                       (125,170)     (2,974,452)
    Rosita                                                                 (59,622)       (227,218)
    Vasquez                                                                (50,656)       (427,271)
    Alta Mesa                                                              (33,724)        (55,103)
    Churchrock                                                            (558,361)       (833,416)
    Crownpoint                                                            (741,598)       (594,670)
    Other property                                                        (191,221)       (405,672)
  Increase in other assets                                                      --         (26,752)
                                                                      ------------    ------------

Net cash used in investing activities                                   (1,762,784)     (5,802,322)
                                                                      ------------    ------------

Financing activities:
  Payments and refinancings of principal                                (3,390,883)     (5,455,322)
  Proceeds from borrowings                                               2,150,000       7,335,000
                                                                      ------------    ------------

Net cash provided by (used in) financing activities                     (1,240,883)      1,879,678
                                                                      ------------    ------------

Net decrease in cash and cash equivalents                               (3,498,024)     (1,346,643)
Cash and cash equivalents, beginning of period                           3,713,566       2,325,158
                                                                      ------------    ------------

Cash and cash equivalents, end of period                              $    215,542    $    978,515
                                                                      ============    ============



         The accompanying notes to financial statements are an integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1999.


2.       FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to a continued period of depressed prices for uranium as compared to the Company's cost to produce uranium, the Company has generated operating losses in each of the last two years. Operating losses have continued during the first nine months of 1999. Such price declines have reduced the market price of uranium to levels that are currently below the Company's cost to produce uranium and below levels needed by the Company to obtain the necessary financing to allow development of new production areas at its South Texas sites. Due to circumstances described above, during the first quarter of 1999 the Company shut-in its current producing operations until uranium prices recover. The Company has limited financial resources available to support its ongoing operations, fund payments of debt, potential claims in litigation and provide for restoration of its properties until such time, if ever, uranium prices recover to profitable levels. Further, the Company will require additional capital resources to fund the cost to resume production and to fund development of its undeveloped properties. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which would enable the Company to operate profitably. These factors, raise substantial doubt concerning the ability of the Company to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon a recovery of uranium prices, its ability to restart its uranium production facilities and successfully produce uranium at economically feasible levels and its ability to successfully raise capital to support ongoing operations and future development efforts.

3.       REALIZABILITY OF URANIUM PROPERTIES

         VALUATION

         The Company had uranium properties with a net carrying value of approximately $40,557,000 at September 30, 1999. The Company's ability to recover its investment in these properties will be dependent upon a number of factors including an increase in the sales price of uranium, the Company's ability to deliver profitable uranium production into its existing and future sales contracts, the Company's ability to access the financing/capital that will be necessary to develop and commence uranium production and ultimately, its ability to continue to operate as a going concern.

         The valuation of each of the Company's uranium properties at September 30, 1999 was performed assuming that uranium production would commence at each property, at a future date. The valuation utilized a number of estimates and assumptions, including an increase in uranium prices to levels significantly above current uranium prices, the ability of the Company to secure the necessary financing to bring these properties into production and projected the timing and costs of future development and production activities. There can be no assurance that the estimates and assumptions used in the valuation will be able to be accomplished.

         If the Company is unable to bring any of these properties into production it is unlikely that the Company would be able to realize its investment in that property. Should the Company sell, dispose or otherwise liquidate any of its uranium properties, the Company believes that the value from such sale would be significantly below the carrying value of the property and would result in a significant charge against operations.

         WRITEDOWN OF URANIUM PROPERTIES

         At September 30, 1998 the Company reviewed the carrying value of its uranium properties and determined that a writedown was required at that date with respect to its then producing properties (Kingsville Dome and Rosita projects) of approximately $18,000,000. The writedown for the Kingsville Dome and Rosita properties totaled $12,300,000 and $5,600,000 respectively.

4.       LONG-TERM DEBT

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

         CAPITALIZED INTEREST

         Interest capitalized in the nine months ended September 30, 1999 and 1998 was $462,000 and $497,000, respectively. Total interest costs in these periods were $577,000 and $611,000, respectively.

5.       SHAREHOLDERS' EQUITY

         COMMON STOCK

         In September and June 1999, the Company issued 84,903 and 203,360 shares, respectively, of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan (the "Plan"). The Plan was approved by a vote of the shareholders at the June 18, 1999 Annual Meeting.

6.       OTHER URANIUM REVENUES

         In June 1999 the Company assigned its rights to deliver uranium for the years 2000 through 2002 (the final three years) under a uranium sales contract. In exchange for the assignment, the Company received 124,000 pounds of uranium inventory in July 1999. The transaction was valued at $10.40 per pound for the uranium inventory received (the spot market price of uranium) and resulted in increased revenue, earnings from operations and income before income taxes of $1,290,000 in the third quarter of 1999.

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

         Among the factors that could cause actual results to differ materially include: the ability of the Company to meet its working capital and liquidity needs, the availability of sufficient collateral to support borrowings under the Company's existing $3.0 million revolving credit facility, the outcome of rulings from state and federal regulatory bodies that regulate all aspects of the Company's operations, the market price of uranium remaining at levels which would preclude the Company from securing additional long-term sales contracts and other risks which may have a significant impact on the Company, its property development or its operations. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's 1998 Annual Report on Form 10-K.

Going Concern

         In connection with the issuance of the Company's December 31, 1998 audited financial statements the Company's Independent Public Accountants issued a modified opinion regarding substantial doubt concerning the Company's ability to continue as a going concern. The Company has implemented significant steps in 1999 to restructure its long-term debt, to reduce costs and to accelerate revenues from future periods into this year which have allowed the Company to maintain positive liquidity in 1999.

         The Company's continuing viability as a going concern will be dependent upon its ability to satisfy the terms of the restructured long-term debt, which would allow for the conversion of the debt into common stock, its ability to raise sufficient working capital through existing or alternative sources of financing and to meet liquidity needs that may exceed the Company's availability under its current revolving credit facility. In the event that the Company is unable to conclude these steps and other sources of capital or financing are not available the Company would not be able to continue as a going concern.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows and Liquidity

         For the quarter ended September 30, 1999, the Company's cash and cash equivalents were $216,000 a decrease in the quarter of $131,000 as compared to an decrease of $515,000 for the third quarter of 1998. Cash and cash equivalents decreased by $3,498,000 for the nine months ended September 30, 1999 compared to a decrease of $1,347,000 for the same period in 1998. The Company's uranium operations generated cash flow from operations of $632,000 for the quarter ended September 30, 1999, in comparison to negative cash flow from operations in the same period in 1998 of $1,751,000. Net cash used in operations for the nine months ended September 30, 1999 was $494,000 compared to net cash provided by operations of $2,576,000 for the same period in 1998. The Company's net working capital at September 30, 1999 was $1,334,000.

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

Investing Cash Flows

         South Texas Projects

         During the nine months ending September 30, 1999, capital expenditures at the Company's South Texas locations totaled $235,000. The Company's decision to put its Kingsville Dome and Rosita sites on stand-by has significantly reduced capital spending at these locations. The Company expects to fund its 1999 expenditures at its South Texas projects from cash on hand, sales proceeds under 1999 uranium deliveries and through existing financing arrangements. Funding of operations into 2000 will be dependent upon the Company's ability to secure new or expand existing sources of financing, raise capital and/or monetize the Company's existing assets.

         New Mexico Projects


         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $1,300,000 for the nine months ending September 30, 1999 compared to costs of $1,428,000 for the same period in 1998. Capital requirements for 1999 for these projects is expected to be met from cash on hand, sales proceeds under 1999 uranium deliveries and through existing financing arrangements. Funding into 2000 will be dependent upon the Company's ability to secure new or expand existing sources of financing, raise capital and/or monetize the Company's existing assets.

Financing Cash Flows

         In May 1996, the Company entered into a $3.0 million revolving credit facility. This facility was renewed and expanded for a two-year term to a $5.0 million credit facility in July 1997. In July 1999, the facility was amended to extend the term for one year and to adjust the amount available under the agreement to $3.0 million. This facility is secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Borrowings under this facility at September 30, 1999 totaled $450,000.

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

Three and Nine Months Ended September 30, 1999 and 1998

         The following is a summary of the key operational and financial statistics related to the Results of Operations:


                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                 ------------------------------   ------------------------------
                                                     1999              1998           1999              1998
                                                 ------------     -------------   ------------      ------------
                                                             (In thousands, except per pound data)


Uranium sales revenue(a)                         $      3,129      $      4,504   $      4,166      $     13,011

Other uranium revenues                                  1,290                --          1,290                --

Total pounds delivered                                    235               328            305               860

Average sales price/pound(b)                     $      13.29      $      15.00   $      13.64      $      15.66

Pounds produced                                             3               162            107               519
Pounds purchased                                          274               160            274               360

Average production cost of produced pounds                   (c)   $      16.69               (c)   $      17.23


Average cost of purchased pounds                 $      10.59      $       9.84   $      10.59      $      10.29

Average cost of produced pounds sold                      N/A      $      14.35   $      13.01      $      14.85

Average cost of purchased pounds sold            $      10.62      $       9.84   $      10.62      $      10.29


(a) Revenues for the three and nine months ended September 30, 1998 include approximately $655,000 for the sales of Russian uranium sold under the Matched Sales Amendment.

(b) Average sales price in 1998 does not include the sale of Russian material which is considered as a "pass through" sale under the Matched Sales Amendment.

(c) The Company ceased uranium production operations in the first quarter of 1999 when its South Texas projects were placed on stand-by. Costs while on stand-by are expensed to operating expenses as they are incurred. A nominal amount of production has occurred while the projects have been on stand-by, the inventory resulting from such incidental production has been valued at the current spot market cost.

         The Company delivered 305,000 pounds of uranium in the nine months ended 1999 at an average sales price of $13.64 per pound. The Company also generated $1,290,000 in revenue in the third quarter of 1999 from the assignment of future uranium deliveries under one of its long-term sales contracts. Total uranium deliveries in the nine months of 1998 of 860,000 pounds were at an average sales price of $15.66 per pound and generated revenues of $13,011,000.

         Details of the cost of uranium sales were as follows:


                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------   -----------------------------
                                                           1999            1998            1999            1998
                                                       -------------   -------------   -------------   -------------
                                                              (In thousands)                   (In thousands)

Cost of purchased uranium                              $       2,500   $       1,575   $       2,500   $       3,591
Royalties                                                          9             132              66             408
Operating expenses                                               418           1,358           2,126           3,979
Provision for restoration and reclamation costs                   16             166             152             493
Depreciation and depletion of uranium properties                 119           1,357             468           4,427
                                                       -------------   -------------   -------------   -------------
                                                       $       3,062   $       4,588   $       5,312   $      12,898
                                                       -------------   -------------   -------------   -------------

         The Company placed its South Texas production facilities on stand-by in the first quarter of 1999 but continued to maintain nominal production through July 1999. Total production of 107,000 pounds during the first nine months of 1999 compared to 519,000 pounds of production in the nine months ended September 30, 1998. Certain production related activities continued in 1999 while the facilities were on stand-by because the incremental cash costs (costs incurred in addition to those required to maintain the projects while in a stand-by mode) were below the cost uranium could be purchased in the spot market.

         Operating expenses in the first nine months of 1999 were $2,126,000 and consisted of stand-by costs ($1,131,000) production sold ($572,000 or $8.17 per pound) and a lower of cost or market adjustment ($423,000). Operating expenses in the nine months ended September 30, 1998 were attributable to the sale of Kingsville Dome and Rosita produced pounds of $3,127,000 ($6.12 per pound) and lower of cost or market adjustment of $852,000.

         The provision for restoration and reclamation in the first nine months of 1999 was $152,000 and consisted of $66,000 ($0.94 per pound) for production sold and $86,000 for restoration related to a previous production site. The costs incurred in the first nine months of 1998 were $493,000 and were made up of $482,000 ($0.94 per pound) related to production sold during the period and $11,000 for other restoration activities.

         The depreciation and depletion provision in the nine months ended September 30, 1999 was $468,000 and consisted of $273,000 ($3.90 per pound) for produced uranium sold and $195,000 for depreciation while on stand-by. Comparable costs for 1998 were $3,975,000 ($7.78 per pound) resulting from Rosita and Kingsville Dome production sold during that period and a lower of cost or market adjustment of $452,000.

         The Company incurred royalty expenses of $66,000 in the first nine months of 1999 compared to royalty expenses in the first nine months of 1998 of $408,000. The reduction in expense in the first nine months of this year is attributable to lower deliveries of produced pounds when compared to the same period of 1998.

         The Company purchased 274,000 pounds of uranium in the first three quarters of 1999 at an average cost of $10.59 per pound. Uranium purchases of 360,000 were made in the first nine months of 1998 at an average cost of $10.29 per pound.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased by $310,000, to $1,511,000 in the first nine months of 1999 from $1,821,000 in the same period of 1998. This reduction resulted primarily from the implementation of the Company's cost reduction program which began in the fourth quarter of 1998 and continues throughout 1999.

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

                           PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         In September 1999, the Company issued 84,903 shares of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan (the "Plan"). The Plan was approved by a vote of the shareholders at the June 18, 1999 Annual Meeting.


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



                                URANIUM RESOURCES, INC.







Dated:  November 18, 1999       By: /s/ Paul K. Willmott
                                    --------------------------------------------
                                    Paul K. Willmott
                                    Director, President and
                                    Chief Executive Officer









Dated:  November 18, 1999       By: /s/ Thomas H. Ehrlich
                                    --------------------------------------------
                                    Thomas H. Ehrlich
                                    Vice President - Finance and
                                    Chief Financial Officer

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

  10.30* Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated March 31,
                1999).

  10.31*        Certificate of Amendment of Restated Certificate of
                Incorporation dated June 22, 1999 (filed with the Company's
                Report on Form 10-Q dated June 30, 1999).

  10.32* Note Exchange Agreement dated June 30, 1999 between the Company and Lindner Investments (filed with the Company's Report on Form
                10-Q dated June 30, 1999).

  10.33* 6.5% Secured Convertible Note for $1,500,000 dated June 30, 1999 between the Company and Lindner Investments (filed with the Company's Report on Form 10-Q dated June 30, 1999).

  10.34* 6.5% Secured Convertible Note for $4,500,000 dated June 30, 1999 between the Company and Lindner Investments (filed with the Company's Report on Form 10-Q dated June 30, 1999).

  10.35         Uranium Resources, Inc. Amended and Restated 1999 Deferred
                Compensation Plan.

  27.1          Financial Schedule.

     *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

     (1)Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.