Form 10-K
period 1999-12-31
URANIUM RESOURCES INC /DE/
filed 2000-04-14
CIK 839470

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

         For the fiscal year ended December 31, 1999 or

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

                     Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by nonaffiliates at April 12, 2000 was approximately $717,833.

Number of shares of Common Stock outstanding as of April 12, 2000: 14,520,366 shares.

                      Documents Incorporated by Reference:

                                      None


================================================================================

                             URANIUM RESOURCES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I..................................................................................................1

   ITEM 1. BUSINESS.....................................................................................1
     Going Concern/Uncertain Future Operations..........................................................1
     The Company........................................................................................2
        Marketing Strategy/Uranium Sales Contracts......................................................3
        Reserves........................................................................................3
        The ISL Mining Process..........................................................................3
        Environmental Considerations and Permitting; Water Rights.......................................5
     The Uranium Industry...............................................................................7
        General.........................................................................................7
        Market Price Formation..........................................................................8
        Sources of Supply...............................................................................8
        Required Primary Production.....................................................................9
        Uranium Prices..................................................................................9
        Competition....................................................................................10

   ITEM 2. PROPERTIES..................................................................................10
        South Texas Producing Properties...............................................................10
        South Texas Development Properties.............................................................12
        New Mexico Development Properties..............................................................12
        Santa Fe Properties............................................................................16
        Reclaimed Properties...........................................................................16
        Reclamation and Restoration Costs and Bonding Requirements.....................................17

   ITEM 3. LEGAL PROCEEDINGS...........................................................................17
        Longoria.......................................................................................17
        ProBank........................................................................................17
        Benton Bankruptcy..............................................................................18
        Indian Lands Jurisdictional Dispute............................................................18

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................18

PART II................................................................................................27

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................27
        Market Information.............................................................................27
        Holders........................................................................................27
        Dividends......................................................................................27

   ITEM 6. SELECTED FINANCIAL DATA.....................................................................28

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......30
        Forward Looking Statements.....................................................................30
        Capital Resources and Liquidity................................................................30
        Writedown of Uranium Properties................................................................33
        Environmental Aspects..........................................................................34
        Results of Operations..........................................................................34

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................37

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................38

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........38

PART III...............................................................................................39

   ITEMS 10, 11, 12 AND 13.............................................................................39

PART IV................................................................................................39

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................39



         SIGNATURES....................................................................................40

         Index to Consolidated Financial Statements,
          Financial Statements
         and Supplemental Data                                                     F-1 to F-23

         Index to Exhibits                                                         E-1 to E-3

                             URANIUM RESOURCES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     PART I

         The "Company" or "Registrant" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to management's expectations regarding the Company's resource base, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 19.

         Certain terms used in this Form 10-K are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

ITEM 1. BUSINESS

GOING CONCERN/UNCERTAIN FUTURE OPERATIONS

         Uranium Resources, Inc., a Delaware corporation (the "Company"), ceased production activities in 1999 at both of its two producing properties because of depressed uranium prices. In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The Company has exhausted all of its available sources of cash to support continuing operations and will be unable to continue in business beyond June 2000 unless it can secure a cash infusion. If the Company is unable to secure a cash infusion prior to June, it will consider all of its possible alternatives, including a possible filing in bankruptcy.

         The Company's near-term potential illiquidity has necessitated a reevaluation of the Company's method of valuing its uranium properties for accounting purposes. The Company has previously valued its uranium properties on a held for production basis, i.e., assuming that each property would be ultimately placed into production. Because of the Company's potential illiquidity, the Company has determined that it should value these properties on a held for sale basis.

         On a held for sale basis the Company has determined that the discounted cash flow method is the most reasonable method for valuing the properties, because of a lack of any data on sales of comparable properties or any other method that is reasonably available. The Company projected the future cash flows assuming a sale price for uranium of $9.00 per pound (current spot price is $9.10) and has discounted those cash flows at 20% per annum. If such valuation resulted in a zero or negative number, the Company wrote off all intangible costs and carried tangible costs at salvage value, which was assumed to be 5% of original cost. This valuation method reduced the carrying value of the Company's uranium properties by $38.4 million from ($40.5 million to $2.1 million) with a corresponding charge against earnings, resulting in a deficit shareholders' equity of $6.4 million at December 31, 1999.

         The Company's independent public accountants have advised the Company that they will be unable to perform an audit of the Company's financial statements for year-end 1999 unless the valuation of the Company's uranium properties is supported by an appraisal from an independent third party. The Company lacks the funds to retain an independent third party to perform that valuation. As a result, the Company's financial statements for the year ended December 31, 1999 included in this Annual Report on Form 10-K are unaudited.


THE COMPANY

         The Company was formed in 1977 to acquire, explore and develop properties for the mining of uranium in the United States using the in situ leach ("ISL") mining process. The Company is recognized as a leader in the field of ISL mining.

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

         In March 1988, the Company commenced production from its Kingsville Dome property in South Texas and produced a total of approximately 1.5 million pounds of uranium from that property prior to September 1990 when it was shut-in because of low uranium prices. Production was reestablished in March 1996 and an additional 2.0 million pounds of uranium were produced through 1999. In the first quarter of 1999 the Company placed production at Kingsville Dome on stand-by but continued to maintain nominal production through July 1999. Total production for the year was 61,000 pounds. Additional uranium resources exist at Kingsville Dome, but additional capital investment will be required in order to begin development of these resources.

         In October 1990, the Company commenced production from its Rosita property in South Texas and produced a total of approximately 1.1 million pounds of uranium from that property prior to March 1992 when it was shut-in because of low uranium prices. Production was reestablished in June 1995 and an additional
1.5 million pounds of uranium have been produced through 1999. In the first quarter of 1999 the Company placed production at Rosita on stand-by but continued to maintain nominal production through July 1999. Total production for the year was 48,000 pounds. The Rosita property is essentially at the end of its productive capacity, although some minor resources still remain that could be produced.

         The weakness of the uranium market saw spot prices that ranged from $9.60 to $10.85 in 1999. The continued weak market for uranium prices during the year, which primarily resulted from the actions of aggressive sellers, including the disposition of former U.S. Government stockpiles have continued to depress uranium prices. The current spot market price of $9.10 remains below the level needed by the Company to obtain the necessary financing to allow development of new production areas at its Kingsville Dome and Vasquez sites.

         The Company has implemented cost reduction initiatives to reduce expenditures throughout the Company. These included a 62% reduction in the Company's workforce, the closure of its regional offices in Albuquerque, New Mexico and an overall reduction in general and administrative expenses of over 31% from 1998 levels. These cost cutting moves coupled with the Company's ability to monetize the value of its long-term sales contracts and certain of its property and equipment during 1999 allowed it to remain liquid during the year.

         The ability of the Company to continue to maintain a positive cash position will require an infusion of capital that is currently unavailable to it. Absent such capital inflows the Company will experience a negative cash position by June 2000 which will prevent it from continuing in business. The Company will continue to pursue alternatives as long as possible to allow it to achieve positive liquidity through 2000 and beyond.

         The Company continues to hold its Vasquez development project in South Texas and has three development projects in two districts in New Mexico, the Churchrock district and the Crownpoint district. Commencement of production at these properties will be dependent on a rebound in uranium prices to profitable levels, the availability of sales contracts and the availability of capital.

         As of April 10, 2000, the Company had 20 employees, including its professional staff consisting of 3 geologists, 5 engineers and two certified public accountants. To support its operations the Company maintains field offices at the Kingsville Dome site, the Rosita site and in Crownpoint, New Mexico.


MARKETING STRATEGY/URANIUM SALES CONTRACTS

         Long-term contracts have historically been the primary source of revenue to the Company. At the beginning of 1999 the Company had four long-term contracts for deliveries over the next two, three and four years of approximately $26.9 million in revenues. During 1999, the Company assigned its delivery rights for 2000 through 2002 under one of these contracts for $1,290,000 and also accelerated the scheduled deliveries under another contract into the fourth quarter of 1999, effectively bringing forward $1,069,000 of cash originally scheduled for the fourth quarter of 2000. These transactions coupled with transactions made in the first quarter of 2000 have monetized the Company's long-term sales contracts and exhausted the Company's sales contract portfolio. Currently, the Company does not have any remaining scheduled uranium deliveries under contract for the balance of 2000 or beyond.

         In 1999 and 1998, the Company had sales to four and three customers, respectively, that amounted to more than 10% of total sales. These customers represented 31%, 29%, 25% and 15% of sales in 1999 and 27%, 18% and 14% of sales in 1998.


RESERVES

         The Company has previously reported the proven and probable reserve base for each of its producing and development projects in Texas and New Mexico assuming that each of these projects would be placed into production at a future date. The reserves utilized recovery factors and certain cut-off grades based upon uranium sales prices of $16 per pound. In December 1999 the Company wrote down the carrying value of its uranium properties based upon a change in its methodology for valuing those assets. As a result of this writedown the Company has reclassified its significant uranium holdings from reserves to resources consistent with the Securities and Exchange Commission definitions. See "Glossary".

THE ISL MINING PROCESS

         The ISL mining process, a form of solution mining, differs dramatically from conventional mining techniques. The ISL technique avoids the movement and milling of significant quantities of rock and ore as well as mill tailings waste associated with more traditional mining methods and generally results in a more cost-effective and more environmentally benign extraction operation in comparison to conventional uranium mining. Historically, the majority of U.S. uranium production resulted from either open pit surface mines or underground shaft operations. These conventional mining methods are, in many cases, capital and labor intensive and are not cost competitive with the majority of non-U.S. conventional producers.

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

         There can be no assurance that additional regulatory permits or licenses in Texas or New Mexico, or the applications for water rights in New Mexico, required for any project of the Company will be approved by the necessary governing authority in the form contemplated by management, or in any other form, or within the time periods necessary to commence timely production. Additionally, regulations and permit requirements are subject to revisions and changes that may materially affect the Company's operations. Any delay or failure in obtaining such permits or water rights could materially and adversely affect the business and operations of the Company.

         In addition to the costs and responsibilities associated with obtaining and maintaining permits, and the regulation of production activities, the Company is subject to those environmental laws and regulations applicable to the ownership and operation of real property in general, including but not limited to the potential responsibility for the activities of prior owners and operators.

THE URANIUM INDUSTRY

GENERAL

         The only significant commercial use for uranium is to fuel nuclear power plants for the generation of electricity. During 1999, 436 nuclear power plants were operating in the world. It is estimated that these plants consumed 156 million pounds of uranium during the year.

MARKET PRICE FORMATION

         At December 31, 1999 the spot price was $9.60 per pound U(3)O(8) (the form in which the Company sells its production) compared to $8.75 at December 31, 1998. Utility spot market contract activity for U(3)O(8) increased significantly from the dramatically low levels experienced in 1998. While this increase in activity was expected to fuel a recovery in spot prices, this result did not materialize. A large portion of the increase resulted from purchases by producers and non-U.S. utilities, typically groups that are not significant buyers in this market. The demand increases last year appear to have been filled by suppliers willing to provide very aggressive pricing including enrichment entities who became a larger supplier in the market. This group which has not been traditionally a significant source of spot market supply was believed to account for one quarter or more of the uranium spot volume last year. The combination of non-traditional buyers and sellers in 1999 prevented the large increase in spot demand from having the expected positive result of firming spot market prices.

SOURCES OF SUPPLY

Traditional Supply Sources

         Based on reports by the Ux Consulting Company, LLC ("Ux") and the Uranium Institute ("UI"), worldwide production of uranium U(3)O(8) for 1999 is estimated to be approximately 82 million pounds, down from 89 million pounds in 1998. This production accounted for approximately 50% of the year's utility requirements. Production for 2000 is expected at between 87-88 million pounds and will result in production meeting only 52% of the estimated consumption by utilities during 2000 of approximately 168 million pounds.

         Production from existing mines is projected by Ux to decline during the next few years as lower cost resources are exhausted. Accordingly, new production is expected to replace that from existing mines in the year 2005 with total production projected by Ux to be only 102-103 million pounds in 2005. This represents approximately 59% of consumption as projected by the UI for 2005 of approximately 175 million pounds. Consumption has outstripped production in each year since 1985 with the shortfalls filled by drawdowns of inventories amassed prior to that time.

Non-Traditional Supply Sources

As excess inventory is reduced, the availability of non-traditional supplies will play an increasingly important role in establishing market equilibrium. These supplies consist of Government stockpiles, Russian and U.S. highly enriched uranium ("HEU"), inventory of the United States Enrichment Corporation ("USEC"), tails re-enrichment, and savings achieved through the reprocessing of spent fuel. Ux has projected that the following categories represent those sources of non-traditional supplies that could be available to the market place through 2005:

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

         USEC Inventory: In July 1998, USEC consummated its privatization with a public offering of stock. In its prospectus USEC disclosed that it had inventory of approximately 75 million pounds U(3)O(8) equivalent of which approximately 46-52 million pounds would be available to sell through 2005. This inventory represents amounts of uranium transferred to it by the DOE. Additional inventory may be realized through USEC's ability to underfeed its enrichment plants through the same period.

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


REQUIRED PRIMARY PRODUCTION

         New production will be needed to fill the gap between utility demand and the estimated supply sources. This production, however, will not be forthcoming at current market prices. Further, any change in the availability of non-traditional supplies or the emergence of additional non-traditional sources could impact the need for new production.

URANIUM PRICES

         Spot prices reflect the price at which uranium may be purchased for delivery within one year. Historically, spot prices have been more volatile than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, then declining to a low of $7.25 per pound in October 1991. The spot price per pound as of March 31, 2000 was $9.20.

         The following graph shows spot prices per pound from 1978 to March 31, 2000, as reported by Trade Tech.

                 AVERAGE ANNUAL SPOT PRICE PER POUND OF URANIUM


                                    [GRAPH]



                    1978      1980      1982      1984      1986      1988

Price per Pound     $43       $34       $20       $18       $15       $15



                    1990      1992      1994      1996      1998      2000

Price per Pound     $10       $9        $10       $15       $10       $10

-----------------------
All prices beginning in 1993 represent U(3)O(8) deliveries available to U.S. utilities.

COMPETITION

         The Company markets uranium to utilities in direct competition with supplies available from various sources worldwide. The Company competes primarily on the basis of price.

ITEM 2. PROPERTIES

SOUTH TEXAS PRODUCING PROPERTIES

         The Company has two properties located in South Texas, Rosita and Kingsville Dome. These properties have had recent production, one of which (Kingsville Dome) would be capable of resuming production given improved market conditions and available funding. The following is a description of these properties.

KINGSVILLE DOME

         The Property. The Kingsville Dome property consists of mineral leases from private landowners (and a small portion owned in fee) on 3,068 gross (3,043 net) acres located in central Kleberg County, Texas. The leases provide for royalties based upon uranium sales. The leases have expiration dates ranging from 2000 to 2007. With a few minor exceptions, all the leases contain shut-in royalty clauses which permit the Company to extend the leases not held by production by payment of a royalty.

         Production History. Initial production commenced in May 1988. In May 1989, due to the continuing decline in the spot price of uranium, the Company deferred development of the next wellfield, and the plant was shut-in in September 1990. Total production from May 1988 through September 1990 was approximately 1.5 million pounds.

         Wellfield development activities resumed in December 1995, and production commenced in March 1996. Production at Kingsville Dome was approximately 2.0 million pounds from recommencement of production in March 1996 through July 1999 with 61,000 pounds produced in 1999.

         The Company shut-in and placed on stand-by production at the Kingsville Dome site in the first quarter of 1999 because of depressed uranium market conditions. Nominal production from this site continued until July 1999 when the incremental production costs at this facility exceeded the cost of purchasing uranium in the marketplace.

         Further Development Potential. Further exploration and development activities are not currently planned and are not anticipated until uranium market conditions firm. The Company believes that there is a significant quantity of uranium resource remaining at the Kingsville Dome site that would be mined if market conditions were favorable and sufficient funding for delineation and development were available. The Company spent approximately $137,000 in capital expenditures in 1999 and does not project to make significant expenditures in 2000.

         Permitting Status. Radioactive material licensing and UIC permit hearings for currently producing areas have been completed, and the necessary permits were issued. In the first quarter of 2000 the District Court of Travis County Texas ruled that the decision of the TNRCC to grant the Company's PAA#3 without granting a hearing to certain intervenors in the case would require further review by the TNRCC. The District Court remanded the issue back to the TNRCC for further action which has the effect of placing the Company's PAA#3 on hold from future production pending a decision by the TNRCC. The Company anticipates a favorable outcome in this matter. With regard to future production areas certain minor amendments to the license and permit for further production within the permit area will be required as development proceeds. The term of the license and UIC permit is effectively open-ended.

         Restoration and Reclamation. Restoration of groundwater was conducted during 1999 and is expected to continue in 2000.

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

         Wellfield development activities resumed at Rosita in March 1995 and production recommenced in June 1995. From that date through July 1999 approximately 1.6 million pounds were produced with 48,000 pounds produced in 1999.

         The Company shut-in and placed on stand-by production at the Rosita site in the first quarter of 1999 because of depressed uranium market conditions. Nominal production from this site continued until July 1999 when the incremental production costs at this facility exceeded the cost of purchasing uranium in the marketplace.

         Further Development Potential. The Company estimates that there are approximately 261,000 recoverable pounds of uranium remaining to be produced from the Rosita project. The timing of production from this property will be dependent upon future uranium prices, the availability of sales contracts and the availability of capital. The Company spent approximately $77,000 for development activities, permitting and land holding costs in 1999. Significant expenditures for these activities are not expected in 2000.

         Permitting Status. Radioactive materials licensing and UIC permit hearings for currently producing areas have been completed, and the necessary permits have been issued. Some minor amendments for further production within the permit area will be required as development proceeds. The term of the license and UIC permit is effectively open-ended.

         Restoration and Reclamation. The Company conducted groundwater restoration in 1999 and expects to continue these activities in 2000.

SOUTH TEXAS DEVELOPMENT PROPERTIES

VASQUEZ

         The Property. The property consists of two mineral leases on 842 gross and net acres located in southwestern Duval County, Texas.

         The secondary lease term for this property expired in February 2000. URI tendered payment under the shut-in royalty clause of the lease and also holds its rights to the property through continuous development clauses in the lease. The lessor returned the Company's shut-in royalty payments without disclosing their reasons for rejecting the Company's payment. The Company believes that it will continue to hold its rights to the property under either the shut-in royalty or the continuing development clauses of the lease. The leases provide for royalties based on uranium sales.

         Reserves. The Company estimates that the property contained approximately 2.8 million pounds of recoverable reserves at December 31, 1999.

         Development Plan. The timing of production will be dependent on a number of factors. Prior to the commencement of production at Vasquez the Company will require new capital inflows of approximately $2.5 million for construction, development and financial surety needs.

         Permitting Status. All of the required permits for this property have been received from the TNRCC and the TDH.


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

REGULATORY FRAMEWORK

         NRC License. In New Mexico, uranium production requires a radioactive materials license issued by the NRC. The Company has applied for one NRC license covering all properties located in both the Churchrock and Crownpoint districts (except the Mancos property) and has included the properties in both districts (except the Mancos leases) under one Final Environmental Impact Statement ("FEIS"), which is a prerequisite for the NRC license.

         The NRC finalized and completed the publication of the FEIS in the first quarter of 1997. The NRC issued an operating license in January 1998 that would allow operations to begin in the Churchrock district. In mid-1998, the NRC determined that certain Churchrock and Crownpoint residents who requested a hearing were qualified as to standing. Under the source materials licensing procedures of the NRC, a hearing covering the license was conducted during 1999. The administrative law judge has ruled on all of the contentions and upheld the license. Subsequently, the ruling by the administrative law judge was appealed to the full NRC. Although all the decisions to date have been favorable to the Company, there can be no assurance that the license will be maintained in its current form allowing the Company to proceed with its planned operations, or that the NRC process will be concluded on a timely basis.

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

         In addition to the EPA's assertions, the Navajo Nation claims regulatory jurisdiction over a significant portion of the Company's New Mexico development properties. These claims subject the development of those properties within the area claimed as "Indian country" to further uncertainties, including a potential for delays in UIC permitting. For certain properties not permitted by the EPA at the time a Navajo regulatory program is promulgated and accepted by the EPA for a determination of primacy, the Company would then apply to the Navajo EPA for its UIC permits. Although a Navajo UIC program may adopt unique application, permitting, and enforcement procedures, it would, nonetheless, be required to impose virtually the same substantive requirements that the Company is prepared to satisfy under existing New Mexico and EPA UIC programs.

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

         Resources. The Company estimates that as of December 31, 1999, Section 8 contained approximately 4.2 million pounds of recoverable uranium resources.
Section 17 contained approximately 5.5 million pounds of recoverable resources and the Mancos property contained approximately 2.7 million pounds of recoverable resources.

         Development Plan. It is anticipated that the first property to be developed will be Churchrock. Costs related to permitting activities and land holding costs were approximately $666,000 in 1999. The Company does not anticipate significant spending for permitting and land holding costs in 2000. The Company anticipates having to demonstrate financial surety in connection with production activities.

         Water Rights. The Company originally acquired mineral leases on Sections 8 and 17 from United Nuclear Corporation ("UNC") and, in connection therewith, acquired certain rights to use water from UNC. An application to use one of these rights was the subject of extensive administrative proceedings and litigation with the New Mexico State Engineer and the Navajo Nation over the nature and extent of UNC's water rights. The State Engineer approved HRI's water rights application in October 1999 and granted it sufficient water rights for the life of the Churchrock mine.

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

         The Navajo Nation has asserted jurisdiction over the UIC for Section 8, claiming that the land lies within a "dependent Indian community." While the EPA has not yet taken a final position on this issue, they have determined that a dispute does exist between the NMED and the Navajo tribe. As a result of this dispute, the EPA has indicated that an EPA permit will be required on this property. The State of New Mexico and the Company appealed the action of the EPA to the United States Court of Appeals for the Tenth Circuit. The Tenth Circuit in January 2000, determined that EPA had jurisdiction and remanded the matter back to EPA for further evaluation. The Company cannot predict the impact of this decision and there can be no assurance that EPA will reissue a UIC permit in its current form or on a timely basis. This situation could potentially delay or obstruct development of Section 8.

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

         Resources. With respect to all the Crownpoint acreage, the Company estimates as of December 31, 1999, the property contained approximately 25.3 million pounds of recoverable resources.

         Development Plan. The New Mexico properties will be developed according to the license conditions issued by the NRC. Under the license, the first operating property will be Churchrock followed by Crownpoint. Costs relating to permitting activities and land holding costs for Crownpoint were $874,000 in 1999, and are not expected to be significant in 2000.

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

         Unit I Property. In addition to the foregoing, at December 31 1999 the Company had 1,440 gross and net acres of mineral leases on nine separate parcels (hereinafter referred to as "Unit 1") from Navajo allottees who are the beneficial owners of the surface and mineral rights. The leases have been and are subject to approval by the Bureau of Indian Affairs (the "BIA"). Such approval had not been received at December 31, 1999 and as a result, the Company reviewed each of the nine agreements to determine those that have been executed by all the necessary parties to finalize each agreement. Three of the agreements have received the required signatures from the allottees to complete the leases. The remaining six require additional efforts to complete the leasing process. As a result of this review, the Company has requested that the BIA return those funds that have been held in escrow related to those six leases that require further completion. This request was made and the Company received funds totaling approximately $440,000 in the first quarter of 2000 related to these leases.

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

         Resources. The Company estimates that the Category I Properties contain
9.6 million pounds of recoverable resources.

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


RECLAIMED PROPERTIES

         The Company has completed production and groundwater restoration on its Benavides and Longoria projects in South Texas. The Company completed the final stages of surface reclamation on these projects and received full and final release for these sites in 1999.

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

RECLAMATION AND RESTORATION COSTS AND BONDING REQUIREMENTS

         Upon completion of production from a wellfield, the Company is obligated under state and federal law to restore the aquifer to a condition consistent with its pre-mining use. This involves restoration of the aquifer, plugging and abandoning the injection and production wells and reclaiming the surface. With respect to operations at Kingsville Dome and Rosita the TNRCC and TDH requires the Company to provide financial surety to cover the costs of such restoration and reclamation. The surety bond requirement at December 31, 1999 was approximately $6.2 million. The Company fulfills this requirement through the issuance of surety bonds from the United States Fidelity and Guaranty Company ("USF&G") and has deposited as collateral for such bonds cash of approximately $3.6 million. The Company is obligated to fund the cash collateral account with an additional $0.50 for each pound of uranium production until the account accumulates an additional $1.0 million. The Company estimates that its future reclamation liabilities with respect to current operations at December 31, 1999 approximates $5.1 million, which has been charged to earnings. These financial surety obligations are reviewed and revised annually by the TNRCC and TDH.

         The Company anticipates that it will be required to provide financial surety of approximately $1.0 million as a condition to receipt of the requisite permits for the mining of the Vasquez project.

         In New Mexico surety bonding will be required prior to development of the properties. The Company anticipates that it will be required to provide financial surety as a condition to receipt of the requisite permits for the Churchrock project. The amount of the surety bond will be subject to annual review and revision by the NRC and State of New Mexico.

ITEM 3. LEGAL PROCEEDINGS

LONGORIA

         On August 28, 1995, Manuel T. Longoria, as owner of the ranch containing the site of the Company's Longoria mine near Bruni in Duval County, Texas, brought suit against the Company in state district court in Duval County, Texas asserting claims said to have arisen at various times over the last 18 years. In the action styled Longoria v. Uranium Resources, Inc., et al., Longoria sought remediation of the Longoria property and for unspecified actual and punitive damages.

         The suit was settled in 1999 for an immaterial amount. All reclamation has been completed and the Company received final release of its obligations from the TDH in 1999.

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

BENTON BANKRUPTCY

         During 1994, the Company encountered liquidity problems that resulted in the Company entering into certain transactions with companies controlled by Mr. Benton (the "Benton Companies"). On February 23, 1995, Benton and various of the Benton Companies filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Benton Bankruptcy"). On February 19, 1998, David J. Beckman, as Liquidating Trustee for the CSI Liquidating Trust and the NTC Liquidating Trust filed a complaint seeking recovery of a November 7, 1994 payment of $1,400,000 and $203,050 in cash advances made to the Company during a period from December 1994 to February 1995. The Liquidating Trustee asserted that the payments and advances were avoidable as preferential and/or fraudulent transfers. On July 26, 1999, the parties entered into a settlement agreement and are currently attempting to finalize the details of the settlement. Settlement negotiations between the parties are presently ongoing. The Company does not believe any such settlement or other outcome from this matter will have a material adverse impact on the operating results or financial position of the Company.

         The Company has asserted certain claims against Benton and the Benton Companies in the bankruptcy proceedings. This matter was settled in 1999 by the issuance of a note by Benton to the Company. In conjunction with that settlement, the Company received the first of four scheduled installment payments. The next two scheduled payments were not paid when due and are currently outstanding.

OTHER
         The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur, however, these are not expected to cause material expenditures.


INDIAN LANDS JURISDICTIONAL DISPUTE

         See "Churchrock District-Permitting Status" for a discussion of permitting jurisdiction over certain of the Company's mineral properties in New Mexico.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

               --------------------------------------------------

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

POSSIBLE BANKRUPTCY/COMPANY LIQUIDITY

         As a result of the depressed spot prices in the uranium marketplace, the Company shut-in and placed on stand-by its two South Texas facilities in the first quarter of 1999. Nominal production from these sites continued to July 1999 until their incremental production costs exceeded the cost of purchasing uranium in the marketplace. The Company continues to maintain certain activities at these locations including its ongoing groundwater restoration efforts. The Company has implemented additional steps in 1999 to preserve cash by reducing expenses and maximizing the cash flow from its existing sales contracts.

         The Company has consolidated certain of its administrative locations and reduced its workforce. These measures were initiated in the fourth quarter of 1998 and continued in 1999. The successful implementation of these strategies allowed the Company to maintain a positive liquidity position through 1999. These cost cutting moves coupled with the Company's ability to monetize the value of its long-term sales contracts during 1999 allowed it to remain liquid during the year. The ability of the Company to continue to maintain a positive cash position will require an infusion of capital that is currently unavailable to it. Absent these capital inflows the Company will experience a negative cash position by June 2000 which will prevent it from continuing in business. The Company will continue to pursue alternatives as long as possible to allow it to achieve positive liquidity through 2000 and beyond. If the Company is unable to secure a cash infusion prior to June, it will consider all of its possible alternatives, including a possible filing in bankruptcy.

         Even if the market price of uranium increases and the demand for new production increases, there can be no assurance that the Company can survive long enough to participate in these changes or that it will have access to the capital necessary to bring new production on line.

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

         The Company does not expect to be able to fund its 2000 capital requirements from existing sources cash flow from operations or existing working capital financing arrangements. The Company's ability to survive will be dependent upon it securing additional sources of funding for operational and capital needs. There can be no assurance that the Company will secure such capital to fund these its cash requirements in 2000.

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

         The Company has expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements and anticipates that it will be required to continue to do so in the future. Although the Company believes its producing properties comply in all material respects with all relevant permits, licenses and regulations pertaining to worker health and safety as well as those pertaining to the environment, the historical trend toward stricter environmental regulation may continue. The uranium industry is subject to not only the worker health and safety and environmental risks associated with all mining businesses, but also to additional risks uniquely associated with uranium mining and processing. The possibility of more stringent regulations exists in the areas of worker health and safety, the disposal of wastes and byproduct material, the decommissioning, decontamination and reclamation of mining, milling, refining and conversion sites, and other environmental matters, each of which could have a material adverse effect on the costs or the viability of a particular project.

         The Company is required to provide financial surety to state environmental agencies for plugging wells, groundwater restoration and site decommissioning, decontamination and reclamation. The Company estimates that its current restoration, decommissioning, decontamination and reclamation costs are approximately $5.2 million, which amount the Company has accrued as a liability on its financial statements. The Company satisfied its financial surety requirements imposed by environmental regulators with surety bonds totaling approximately $6.2 million at December 31, 1999, $3.6 million of which is collateralized by the Company with cash. The Company anticipates that its future financial surety requirements will increase significantly when future development and production occurs at its sites in Texas and New Mexico. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. There can be no assurance that the Company will have sufficient capital to meet these future financial surety obligations.

URANIUM RESOURCE ESTIMATES

         Uranium resource estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable; and there can be no assurance that the indicated level of recoveries will be realized. Should the Company encounter mineralization or formations at any of its mines or projects different from those predicted by drilling, sampling and similar examinations, uranium resource estimates may have to be adjusted and mining plans may have to be altered in a way that could adversely affect the Company's operations. Moreover, short-term operating factors relating to the uranium resources, such as the need for sequential development of ore bodies and the processing of new or different uranium grades, may adversely affect the Company's profitability in any particular accounting period.

NEED TO REPLACE RESERVES

         When in production, the Company's producing uranium mines are, in general, characterized by a series of individual wellfields that produce at differing declining production rates. Each wellfield's production decline rate depends on ore reserve characteristics, and, in the case of the Company, varies from a steep decline rate of six months, to a relatively slow production decline rate of eighteen months. The Company's future uranium reserve production, and therefore cash flow and income, are highly dependent upon the Company's level of success in exploiting its current resources and acquiring or developing additional reserves. Reserves at the Company's producing sites were depleted in 1999, although there is the potential for developing additional wellfields at Kingsville Dome. There can be no assurance that the Company's development properties will be placed into production or that the Company will be able to continue to find and develop or acquire additional reserves.

COMPETITION

         There is global competition in the uranium industry for mineral properties, capital, customers and the employment and retention or qualified personnel. In the production and marketing of uranium concentrates there are approximately 15 major uranium-producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than the Company.

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

URANIUM PRICE VOLATILITY

         The Company's existence is dependent on the price of uranium, which is determined primarily by global supply and demand and by the relationship of that price to the Company's costs of production. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond the Company's control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. Certain of the Company's current long and medium-term contracts have pricing mechanisms related to spot market prices. In recent years, prior to 1996, imports of uranium, including imports of uranium from the CIS, have resulted in significant downward pressure on uranium prices.

         The spot market price for uranium has demonstrated a large range since January 1995. Prices have risen from $9.65 per pound as of January 31, 1995 to a high of $16.50 per pound as of May 31, 1996. The spot price as of December 31, 1999 and March 31, 2000 was $9.60 and $9.20 per pound, respectively.

URANIUM CONTRACT PORTFOLIO

         Long-term contracts have historically been the primary source of revenue to the Company. At the beginning of 1999 the Company had four long-term contracts for deliveries over the next two, three and four years of approximately $26.9 million in revenues. During 1999, the Company assigned its delivery rights for 2000 through 2002 under one of these contracts and also accelerated the scheduled deliveries under another contract into the fourth quarter of 1999. These transactions coupled with additional transactions made in the first quarter of 2000 converting the value of the Company's long-term sales contracts into cash have had the effect of exhausting its sales contract portfolio. Currently, the Company does not have any remaining scheduled uranium deliveries under contract for the balance of 2000 or beyond.

         The Company must secure new profitable uranium sales contracts as the basis for its continued existence. Demonstrated profitability under such new contracts will form the basis for the Company to be able to secure the requisite financing/equity infusion to resume production at its mine sites. The profitability under such new contracts will depend on a number of factors including the cost of producing uranium at the Company's mining properties, the Company's ability to produce uranium to meet its sales commitments and the spot market price of uranium.

LIMITED MARKET; DEPENDENCE ON A FEW CUSTOMERS

         The Company's primary source of revenue is derived from its sale of uranium to U.S. nuclear power plants. Uranium's only current commercial use is as fuel for nuclear power reactors. Accordingly, the Company's past and potential customers are electric utilities that operate nuclear power plants. The United States is the world's largest producer of nuclear-generated electricity. There can be no assurance that the Company can continue to compete successfully for such customers.

         Historically, a significant portion of the Company's contracted sales of uranium has been from a small number of customers. This trend is expected to continue if the Company is able to secure new sales contracts. The inability to secure these new customers or the loss of any of these customers or curtailment of purchases by such customers would have a significant materially adverse effect on the Company, including its inability to remain in business.

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

POTENTIAL ADVERSE IMPACT OF LOSS OF KEY PERSONNEL

         Certain of the Company's employees have significant experience in the uranium ISL mining industry. The number of individuals with ISL experience is small. The continuation of the Company is dependent upon the efforts of these key individuals, and the loss of any one or more of such persons' services could have a material adverse effect on the Company's business operations and prospects.

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

                            GLOSSARY OF CERTAIN TERMS



claim......................         A claim is a tract of land, the right to
                                    mine of which is held under the federal
                                    General Mining Law of 1872 and applicable
                                    local laws.

concentrates...............         A product from a uranium mining and milling
                                    facility, which is commonly referred to as
                                    uranium concentrate or U3O8.

conversion.................         A process whereby uranium concentrates are
                                    converted into forms suitable for use as
                                    fuel in commercial nuclear reactors.

cut-off grade..............         Cut-off grade is determined by the following
                                    formula parameters: estimates over the
                                    relevant period of mining costs, ore
                                    treatment costs, general and administrative
                                    costs, refining costs, royalty expenses,
                                    process and refining recovery rates and
                                    uranium prices.

gross acres................         Total acres under which the Company has
                                    mineral rights and can mine for uranium.

Indian country.............         A term derived from jurisdictional
                                    determinations in criminal law enforcement
                                    proceedings under 18 U.S.C.ss. 1151 and
                                    understood to encompass territory situated
                                    within Indian reservations, land owned by
                                    Indian allottees and land within a dependent
                                    Indian community.

lixiviant..................         When used in connection with uranium in situ
                                    leach mining, a solution that is pumped into
                                    a permeable uranium ore body to dissolve
                                    uranium in order that a uranium solution can
                                    be pumped from production wells.

net acres..................         Actual acres under lease which may differ
                                    from gross acres when fractional mineral
                                    interests are not leased.

ore........................         Naturally occurring material from which a
                                    mineral or minerals of economic value can be
                                    extracted at a reasonable profit.

over feeding...............         Operating enrichment plants in a manner that
                                    reduces plant operating costs but increases
                                    the amount of uranium required to produce a
                                    given quantity of enriched uranium.

probable reserves..........         Reserves for which quantity and grade and/or
                                    quality are computed from information
                                    similar to that used for proven (measured)
                                    reserves, but the sites for inspection,
                                    sampling, and measurement are farther apart
                                    or are otherwise less adequately spaced. The
                                    degree of assurance, although lower than
                                    that for proven (measured) reserves, is high
                                    enough to assume continuity between points
                                    of observation.

proven reserves............         Reserves for which (a) quantity is computed
                                    from dimensions revealed in outcrops,
                                    trenches, workings or drill holes; grade
                                    and/or quality are computed from the results
                                    of detailed sampling and (b) the sites for
                                    inspection, sampling and measurement are
                                    spaced so closely and the geologic character
                                    is so well defined that size, shape, depth
                                    and mineral content of reserves are
                                    well-established.

reclamation................         Reclamation involves the returning of the
                                    surface area of the mining and wellfield
                                    operating areas to a condition similar to
                                    pre-mining.

recoverable reserves.......         Reserves that are either proven or probable,
                                    are physically minable, and can be
                                    profitably recovered under conditions
                                    specified at the time of the appraisal,
                                    based on a positive feasibility study. The
                                    calculation of minable reserves is adjusted
                                    for potential mining recovery and dilution.

reserve....................         That part of a mineral deposit which could
                                    be economically and legally extracted or
                                    produced at the time of the reserve
                                    determination.

restoration................         Restoration involves returning an aquifer to
                                    a condition consistent with its pre-mining
                                    use and removing evidences of surface
                                    disturbance. The restoration of the
                                    wellfield can be accomplished by flushing
                                    the ore zone with native ground water and/or
                                    using reverse osmosis to remove ions to
                                    provide clean water for reinjection to flush
                                    the ore zone.

resources..................         A resource is a concentration of naturally
                                    occurring minerals in such a form that
                                    economic extraction is potentially feasible.

roll front.................         The configuration of sedimentary uranium ore
                                    bodies as they appear within the host sand.
                                    A term that depicts an elongate uranium ore
                                    mass that is "C" shaped.

spot price.................         The price at which uranium may be purchased
                                    for delivery within one year.

surety obligations.........         A bond, letter of credit, or financial
                                    guarantee posted by a party in favor of a
                                    beneficiary to ensure the performance of its
                                    or another party's obligations, e.g.,
                                    reclamation bonds, workers' compensation
                                    bond, or guarantees of debt instruments.

tailings...................         Waste material from a mineral processing
                                    mill after the metals and minerals of a
                                    commercial nature have been extracted; or
                                    that portion of the ore which remains after
                                    the valuable minerals have been extracted.

Trade Tech.................         A Denver-based publisher of information for
                                    the nuclear fuel industry; the successor to
                                    the information services business of Nuexco.

uranium or uranium
concentrates...............         U3O8, or triuranium octoxide.

U3O8.......................         Triuranium octoxide equivalent contained in
                                    uranium concentrates, referred to as uranium
                                    concentrate.

waste......................         Barren rock in a mine, or mineralized
                                    material that is too low in grade to be
                                    mined and milled at a profit.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Prior to March 24, 1999 the Company's Common Stock was traded on Nasdaq under the trading symbol URIX. On March 23, 1999, the Company's common stock was delisted from the Nasdaq National Market. Effective March 24, 1999, the Company's common stock began being quoted on the OTC Bulletin Board. The following table sets forth the high and low sales prices for the Common Stock as reported on the applicable markets for the periods indicated:


                                          Common Stock
                                         --------------
          Fiscal Quarter Ending           High     Low
          ---------------------          -----    -----
          December 31, 1999              13/64     7/64
          September 30, 1999              9/32     5/32
          June 30, 1999                  27/64     5/32
          March 31, 1999                   1/2      1/8
          December 31, 1998              25/32     5/32
          September 30, 1998             2-3/8     7/32
          June 30, 1998                    3         2
          March 31, 1998                 4-3/8    2-1/8


         The high and low sales prices for the common stock for the period January 1, 2000 through March 22, 2000, was $0.4375 and $0.125, respectively.


HOLDERS

         As of March 31, 2000, the Company had 14,520,366 shares of Common Stock outstanding held of record by 127 persons.

DIVIDENDS

         The Company did not declare or pay any cash or other dividends on its Common Stock during the years ending December 31, 1999, 1998 or 1997. The Company does not anticipate paying dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                             Year Ended December 31,
                                           ---------------------------------------------------------
                                               1999       1998        1997        1996       1995
                                           (unaudited)
                                           -----------  --------    --------    --------    --------
                                            (In thousands, except per share and per pound amounts)
CONSOLIDATED STATEMENTS OF
   OPERATIONS DATA
Uranium sales:
   Produced uranium                        $  2,281     $ 10,984    $ 14,737    $ 17,827    $  7,195
   Purchased uranium                          4,974       12,363      15,003       6,437      14,634
Other uranium revenues                        1,290         --          --          --          --
Cost of uranium sales                        (8,514)     (21,286)    (29,269)    (20,122)    (17,235)
                                           --------     --------    --------    --------    --------
Earnings from operations before
   writedown of uranium properties               31        2,061         471       4,142       4,594
Writedown of uranium properties             (38,545)     (23,112)       --          --          (163)
                                           --------     --------    --------    --------    --------
Earnings (loss) from operations
   before corporate expenses                (38,514)     (21,051)        471       4,142       4,431
Corporate expenses                           (2,061)      (2,730)     (2,937)     (3,055)     (3,496)
                                           --------     --------    --------    --------    --------
Earnings (loss) from operations             (40,485)     (23,781)     (2,466)      1,087         935
Interest and other, net                         381           56         868        (328)       (324)

Loss on termination of joint venture
   and transfer to stockholders                --           --          --          --        (1,781)
                                           --------     --------    --------    --------    --------
Earnings (loss) before income taxes         (40,104)     (23,725)     (1,598)        759      (1,170)
Federal income tax (benefit)                   (264)      (4,745)       (273)       --          (234)
                                           --------     --------    --------    --------    --------
Net earnings (loss)                        $(39,840)    $(18,980)   $ (1,325)   $    759    $   (936)
                                           ========     ========    ========    ========    ========
Earnings (loss) per common share:
   Basic                                   $  (3.27)    $  (1.57)   $  (0.11)   $   0.09    $  (0.12)
                                           ========     ========    ========    ========    ========
   Diluted                                 $  (3.27)    $  (1.57)   $  (0.11)   $   0.08    $  (0.12)
                                           ========     ========    ========    ========    ========
Weighted average common stock
   and equivalents outstanding:
   Basic                                     12,178      12,053      11,760       8,789       8,098
   Diluted                                   12,178      12,053      11,760      10,031       8,098

CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by (used in) operations      $   (578)   $   8,201   $  4,931   $   9,294    $  5,301
Pounds of uranium produced                      109          623        871       1,360         612
Pounds of uranium purchased                     414          865      1,275         488         660
Pounds of uranium delivered                     570        1,586      2,240       1,656       1,633
Capital expenditures                       $  1,630    $   6,168   $ 14,901   $  14,607    $  3,583
Average sales price per pound(a)           $  12.72    $   15.13   $  13.71   $   16.35    $  15.64
Average cost of produced pounds sold (b)   $     (c)   $   16.58   $  15.61   $   11.34    $  10.28
Average cost of purchased pounds sold      $  10.35    $   10.12   $  10.40   $   10.21    $   9.41
Cash cost per produced pound(b)            $     (c)   $   13.17   $  12.17   $    8.51    $   7.11
Average cost per produced pound(b)         $     (c)   $   17.11   $  15.85   $   12.12    $  10.09
Average cost per purchased pound           $  10.35    $   10.12   $  10.40   $   10.21    $   9.52

------------

(a) Excludes sales of the Russian component of deliveries made under the matched sales amendment. The economic benefit of such sales is treated as "pass-through" sales.

(b) Average cost per produced pound consists of all operating costs, depletion, depreciation and accrued restoration and reclamation costs.

(c) The Company ceased uranium production operations in the first quarter of 1999 when its South Texas projects were placed on stand-by. Costs while on stand-by are expensed to operating expenses as they are incurred. A nominal amount of production has occurred while the projects have been on stand-by, the inventory resulting from such incidental production was valued at the current spot market cost when produced.

                                                             Year Ended December 31,
                                           -----------------------------------------------------------
                                              1999         1998        1997        1996       1995
                                           (unaudited)
                                           -----------  ----------  ----------  ----------  ----------
                                                                  (In thousands)
CONSOLIDATED BALANCE
   SHEET DATA
Cash and cash equivalents                  $      494   $    3,714  $    2,325  $   16,934  $    4,716
Working capital                                   586        2,631       5,999      15,269       4,710
Uranium properties (net)                        2,852       39,472      61,303      42,444      37,200
Total assets                                    8,425       49,696      74,864      68,794      48,085
Total debt (1)                                  6,952        7,882       8,419      12,577       7,487
Total liabilities                              14,139       16,363      22,959      23,497      18,214
Total shareholders' equity (deficit)           (5,714)      33,333      51,905      45,297      29,872

(1)  Includes current portion of long-term debt and notes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Item 7 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 19.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

         At December 31, 1999, the Company's cash and cash equivalents were $494,000 compared to $3,714,000 at year end 1998. Cash and cash equivalents in 1998 increased by $1,388,000 from 1997 year end levels. The Company's uranium operations generated negative cash flow of $470,000 for the year ended December 31, 1999, in comparison to positive cash flow from operations in 1998 and 1997 of $8,201,000 and $4,931,000, respectively. The Company's net working capital at December 31, 1999 and 1998 was $586,000 and $2,631,000, respectively.

         As a result of depressed spot prices in the uranium marketplace, the Company shut-in and placed on stand-by its two South Texas facilities in the first quarter of 1999. Nominal production from these sites continued through July 1999 until their incremental production costs exceeded the cost of purchasing uranium in the marketplace. The Company continues to maintain certain activities at these locations including its ongoing groundwater restoration efforts. The Company also implemented steps in 1999 to preserve cash by reducing expenses and maximizing the cash flow from its existing sales contracts.

         The Company consolidated certain of its administrative locations, and significantly reduced its workforce. The implementation of these measures were initiated in the fourth quarter of 1998 and continued in 1999. The implementation of these strategies allowed the Company to maintain positive liquidity through 1999.

         The ability of the Company to continue to maintain a positive cash position in 2000 will require an infusion of capital that is currently unavailable to it. Absent these capital inflows the Company will experience a negative cash position by June 2000 which will prevent it from continuing in business. The company will continue to pursue alternatives as long as possible to allow it to achieve positive liquidity through 2000 and beyond.

         In March 1998, the Company entered into an agreement to extend the maturity date of its $6,000,000 secured convertible note from May 31, 1998 to May 31, 2000. As a result of this two year extension, the Company reclassified this obligation as a long-term obligation which had a positive impact of $6,000,000 to its net working capital at December 31, 1997. In February 2000, the note along with accrued interest of $334,438 was converted into 2,111,478 shares of the Company's Common Stock. This conversion eliminated all obligations under the note.

         During January 1995, when companies controlled by Oren L. Benton (the "Benton Companies") held effective control of the common stock of the Company, the Company transferred $1 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies mill. Shortly thereafter, an additional $1,080,000 was transferred to or for the benefit of Mr. Benton or certain Benton Companies without the authorization of the Company's Board of Directors. In February 1995, Mr. Benton and certain of the Benton Companies filed for bankruptcy. The Company has recovered $875,000 related to the unauthorized transfer ($300,000 in 1995 and $575,000 in 1997); however, the remaining $1.2 million will not be recovered. A loss for these transactions of $1.78 million was recorded in 1995 and the recovery of the $575,000 resulted in an increase to other income in 1997.

Investing Cash Flows

         The Company resumed development activities at its Rosita site during the second quarter of 1995 and uranium production began in June 1995. During 1998 and 1999, $244,000 and $77,000 in capital expenditures were incurred at Rosita, respectively. Capital expenditures to be incurred for 2000 at Rosita are expected to be minimal.

         Significant development activities at the Company's Kingsville Dome facility began in December 1995 and resulted in commencement of production at this site in March 1996. Capital expenditures at Kingsville Dome during 1998 and 1999 totaled $2,999,000 and $137,000, respectively and are expected to be minimal in 2000. The Company will require additional sources of funding in 2000 to fund its operating activities including those at the Kingsville Dome and Rosita.

         In June 1996, the Company acquired the rights to a significant uranium deposit in South Texas known as the Alta Mesa project. The Company spent $4,000,000 to acquire the uranium rights to the property which contains significant resources. The primary term of the lease was to expire in December 1999 and required either minimum production from the property or a payment of approximately $530,000. In December 1998, the Company attempted to renegotiate the lease. The renegotiation was not successful and in January 1999 the Company relinquished its rights to this property which resulted in a pre-tax write-off of approximately $5.0 million in the fourth quarter of 1998. Capital expenditures related primarily to permitting activities and land holding costs totaled approximately $515,000 and $103,000, respectively in 1997 and 1998.

         The initial capital costs to acquire the rights to the Alta Mesa property were obtained through a one-year note from the Lindner Dividend Fund. This $4.0 million note was repaid in January 1997 from the proceeds from the Company's equity placement completed in December 1996.

         Capital expenditures at the Company's Churchrock, Crownpoint and Vasquez projects for permitting and land holding costs totaled approximately $2,800,000 and $1,598,000 in 1998 and 1999, respectively and are not expected to be significant in 2000. Capital requirements for 2000 and beyond for these projects will require additional inflows of capital not currently available to the Company. These future sources of debt and/or equity financing will be necessary for the Company to remain operating.

         Cash used for other investing activities for 1998 and 1999 totaled $345,000 and $2,000, respectively and was for the purchase of certificates of deposit to collateralize bonds for the Company's producing and development properties. These certificates of deposit are not readily available to the Company. See Note 1 - "Restricted Cash" of the Notes to Consolidated Financial Statements.

Financing Cash Flows

         In July 1999, the Company extended its revolving credit facility through July 2000. The maximum amount available under the facility is $3.0 million. Borrowings under this agreement are secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Principal advances, outstanding, under the facility totaled $575,000 at December 31, 1999 such amount was repaid in the first quarter of 2000. At March 31, 2000, the Company had monetized all of its uranium sales contracts and sold all its uranium inventories. Without these underlying assets, the Company is unable to draw on the credit facility and cannot utilize it as a source of working capital.

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

Other Non-Cash Transactions

         In 1999, the company issued approximately 288,000 shares of common stock to certain officers and directors in satisfaction of $108,000 of compensation deferred by these individuals under the Uranium Resources, Inc. 1999 Deferred Compensation Plan.

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

DEPENDENCE ON URANIUM PRICES

         The Company's operations are dependent on the price of uranium relative to the Company's cost of production. Historically, uranium prices have demonstrated significant volatility and have been and will continue to be affected by factors outside of the Company's control.

IMPACT OF URANIUM PRICE DECLINES

         The USEC privatization and the potential disposition of their uranium inventory has had a detrimental effect on the uranium markets. The continued sale of USEC inventory and the ultimate disposition of highly enriched Russian uranium and U.S. Government uranium stockpiles will continue to depress uranium prices or inhibit prices from rising to higher levels over the next several years. The prospect of potentially depressed uranium prices for continued periods has and will continue to adversely impact the Company's ability to secure additional long-term sales contracts at prices that exceed the Company's overall costs.

         The market price of uranium has fallen to levels that are currently below the Company's cost of uranium production. The outlook for uranium prices through the end of 2000 indicates that a price rebound to levels which would enable the Company to obtain the necessary financing to allow development of new production areas in South Texas during this period is unlikely.

         In order for the Company to maximize the cash flow from its uranium sales contracts, the Company has assigned its rights to make future deliveries, accelerated deliveries scheduled for 2000 and negotiated a buy-out of its future deliveries related to all of its uranium sales contracts. These transactions have completely exhausted the Company's portfolio of sales contracts and positioned it without any source of revenue and cash flow in 2000 and beyond.

         The production operations in South Texas at the Kingsville Dome and Rosita facilities were shut-in and placed on stand-by in the first quarter of 1999. Nominal production from these sites continued through July 1999 until their incremental production costs exceeded the cost of purchasing uranium in the marketplace. The timing of the resumption of full-scale production from these sites will be dependent upon future uranium prices, the availability of sales contracts and the availability of capital. While on stand-by, the Company will continue to maintain certain activities at these locations including its ongoing restoration efforts.

         In connection with the shut-in of production, the Company made additional cost reductions at all levels. These cost savings included the consolidation of certain administrative locations, personnel reductions in both its operating and its general and administrative workforce and reductions in compensation for the Company's executive management.

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


WRITEDOWN OF URANIUM PROPERTIES

         PROPERTY WRITEDOWN IN 1999

         In 1999 and the first quarter of 2000, the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The Company has exhausted all of its available sources of cash to support continuing operations and will be unable to continue in business beyond June 2000 unless it can secure a cash infusion.

         The Company's near-term potential illiquidity has necessitated a reevaluation of the Company's method of valuing its uranium properties for accounting purposes. The Company has previously valued its uranium properties based upon the methodology that assumed that each property would be ultimately placed into production. The Company has determined that it can no longer utilize this valuation method and has determined the value of these assets are more reasonably estimated by valuing them on a held for sale basis.

         The change in valuation methodology for Company's uranium assets used significant estimates regarding the value of these properties based upon their sales value in the current uranium market. In this process the Company examined the value each of its uranium properties on a property-by-property basis. Such review has included an examination of each of the specific components comprising each individual property to determine its fair market value should the Company dispose of the assets.

         The cost basis for both of the Company's uranium production properties are comprised of both tangible physical assets and intangible assets that have been capitalized as part of the mineral rights acquisition, permitting, licensing, exploration and development process. The cost basis for the Company's development properties are comprised primarily of those intangible costs noted above.

         In evaluating the fair value of the Company's production properties management has determined that the fair value of these properties is best represented by the salvage value of the tangible physical assets associated with each site. All intangible costs associated with the production properties were written off as a part of this determination.

         The valuation for the Company's development properties was performed by determining those projects whose cost structure would be able to maintain a positive cash flow if operated in the current uranium market and those which require higher uranium prices to operate profitable. It was determined that the Company's South Texas Vasquez property could operate with a positive cash flow in the current market and all other development properties including all New Mexico projects require higher prices. The valuation for all development properties other than Vasquez have been valued at the salvage value of their tangible physical assets. The Vasquez project was valued based upon the estimated discounted cash flows from the project.

         The resulting writedown of the Company's uranium properties resulted in a pre-tax charge against earnings of approximately $38.4 million. After the property writedown, the Company's uranium properties had a net carrying value of approximately $2.1 million at December 31, 1999.

         Significant estimates were utilized in determining the carrying value of the Company's uranium properties. The actual value received from the disposition of these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.

         PROPERTY WRITEDOWN IN 1998

         In view of the continuing weakness in uranium prices in 1998, the Company reviewed the carrying values of its uranium properties and determined that a writedown was required at September 30, 1998 with respect to its existing producing properties of approximately $18,000,000. The writedown was recorded as a non-cash charge against earnings in the third quarter of 1998. The writedown in the carrying value of the Kingsville Dome and Rosita properties totaled $12,300,000 and $5,600,000, respectively. The net carrying value of these properties at December 31, 1998 (after giving effect to the writedown) was approximately $6,106,000 for Kingsville Dome and $900,000 for Rosita.

         The review utilized a number of estimates and assumptions, including current and projected uranium prices (which assumed higher prices in the future) and the timing and costs of future production activities. The estimates also assumed that the Company would be able to operate each of its production sites in the future at production rates that are higher than the Company's production rate for 1998 and as a result operate at costs that are significantly below those experienced for 1998.

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

Years Ended December 31, 1999, 1998 and 1997

         The following is a summary of the key operational and financial statistics related to the Results of Operations:


                                                 1999         1998        1997
                                                ------      -------      -------
                                             (In thousands, except per pound data)

Uranium sales revenue(a)                        $7,255      $23,347      $29,741

Other uranium revenues                          $1,290           --           --

Total pounds delivered                             570        1,586        2,240

Average sales price/pound(b)                    $12.72      $ 15.13      $ 13.71

Pounds produced                                    109          623          871
Pounds purchased                                   414          865        1,275

Average production cost of produced pounds          (c)     $ 17.11      $ 15.85

Average cost of purchased pounds                $10.35      $ 10.12      $ 10.40

Average cost of produced pounds sold                (c)     $ 16.58      $ 15.61
Average cost of purchased pounds sold           $10.35      $ 10.12      $ 10.40

(a) 1998 and 1997 uranium sales revenues include approximately $1.5 million and $2.8 million, respectively, from the sale of Russian uranium which is sold under the matched sales Amendment.

(b) Average sales price does not include the sales of Russian material sold as a "pass through" sale under the matched sales Amendment.

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

         Revenue from uranium sales in 1999 decreased by $16,092,000 from 1998 amounts. This decrease resulted primarily from lower uranium deliveries this year (570,000 pounds) compared to 1998 (1,586,000 pounds). Deliveries were comprised of produced pounds and uranium sold into existing contracts. 1998 deliveries included 717,000 pounds of purchased Russian uranium whose economic benefit is essentially treated as a "pass through" sale (this includes the delivery of Russian origin uranium under the Company's matched sales contracts). While such sales have a positive impact on revenues, they have no impact on earnings from operations or net income.

         The deliveries of the Company's produced pounds and non-pass through purchased pounds in 1997 was approximately 1,555,000 pounds compared to 1,496,000 in 1998. The average sales price for such sales in 1997 was $14.68 per pound compared to $15.13 in 1998. The average sales price for total uranium deliveries (including Russian origin uranium) in 1998 and 1997 was $14.73 per pound and $13.28 per pound, respectively.

         Details of the cost of uranium sales were as follows:

                                                        1999         1998          1997
                                                     ----------   ----------   ----------
                                                                 (In thousands)

Cost of purchased uranium                            $    4,285   $    8,745   $   13,258

Royalties                                                   146          580          834
Operating expenses                                        2,913        5,347        6,564
Provision for restoration and reclamation costs             235          692        1,032
Depreciation and depletion of uranium properties            935        5,923        7,581
Writedown of uranium properties                          38,455       23,112           --
                                                     ----------   ----------   ----------
          Total cost of uranium sales                $   46,969   $   44,399   $   29,269
                                                     ==========   ==========   ==========

         The Company ceased uranium production operations in the first quarter of 1999 when its Kingsville Dome and Rosita facilities were placed on stand-by. Nominal production of 109,000 pounds were produced from these sites and were valued at the then current spot market cost. The timing of the resumption of full-scale production from these sites will be dependent upon certain factors (see Item 1. Business "Going Concern/Uncertain Future Operations").

         Combined production for 1998 from Kingsville Dome and Rosita was 623,000 pounds which approximated the Company's "produced pound" delivery requirements under its 1998 uranium sales contracts. 1998 per pound costs of uranium production was an average cost of $17.11 per pound from the two facilities. This increase in unit costs resulted from the fixed costs of operations remaining at levels which were not absorbed as efficiently by the fewer pounds that were produced during the year.

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

         The average cost of uranium purchases made in 1999 was $10.35 per pound compared to $10.12 in 1998 and $10.40 in 1997. Total deliveries in 1999 were 570,000 pounds of which 414,000 were purchased pounds and 156,000 were produced pounds. Total deliveries in 1998 were 1,586,000 pounds of which 865,000 were purchased pounds and 721,000 were produced pounds (average cost of $16.58 per pound). Deliveries in 1997 consisted of 1,275,400 purchased pounds, at an average cost per pound of $10.40, and 965,000 produced pounds at $15.61 per pound.

         Operating expenses totaled $2,913,000 in 1999 compared to $5,347,000 ($7.41 per pound) in 1998 and $6,564,000 ($6.80 per pound) in 1997. Total operating expenses and depreciation and depletion include standby costs for the Kingsville Dome and Rosita facilities when these facilities are not in production and a lower of cost or market adjustment. These costs have been recorded as direct charges to operations. Standby costs for 1999 were 1,383,000 and a lower of cost or market adjustment of $423,000.

         The provision for restoration and reclamation in 1999 of $235,000 consists of $147,000 ($0.94 per pound) for production sold and $88,000 for restoration related to a previous production site. The provision for restoration and reclamation in 1998 of $692,000 consists primarily of costs from produced pounds sold during the year ($0.95 per pound). Restoration and reclamation in 1997 was $910,000 ($0.95 per pound) for production sold in 1997 and $120,000 for costs associated with reclamation activities related to the Benavides project (a previous mining location).

         The depreciation and depletion provision in 1999 was $935,000 and consisted of $653,000 ($4.18 per pound) for produced uranium sold and $282,000 for depreciation while on stand-by. Comparable costs for 1998 were $5,923,000 (average rate of $8.21 per pound) and $7,580,000 in 1997 (an average rate of $7.86 per pound).

         Royalties in 1999 were $146,000 compared to $579,000 in 1998 and $834,000 in 1997. The decrease in 1999 and 1998 is directly attributable to the lower production from Rosita and Kingsville Dome and the corresponding reduction in sales of produced uranium compared to each prior year.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $2,036,000 in 1999 from $2,672,000 in 1998 and $2,914,000 in 1997. The reduction in 1999 and 1998 from 1997 costs reflected primarily from lower overall compensation levels and cost reductions that were implemented in 1998 and continued throughout 1999.

         Interest and other income increased to $608,000 in 1999 compared to 1998. This change in 1999 included a gain from the sale of equipment ($269,000) and the settlement of claims against Benton and the Benton Companies in the bankruptcy proceedings ($100,000). Interest and other income in 1998 totaled $208,000, down from 1997 levels. The 1997 total included amounts primarily from the settlement in June 1997 of the Company's lawsuit against the Professional Bank of Denver, Colorado ($575,000) and an increase in interest income for that year. The higher interest income resulted from higher average available cash and investment balances that were generated from the Company's equity placement in December 1996.

YEAR 2000 READINESS

         The Company currently utilizes computer software in the management of its operations and in accounting for its operating results that could be affected by the date change in the year 2000 (the "Y2K issue"). All critical information technology software and systems utilized by the Company has been purchased from and are supported by third party vendors. Prior to the end of 1999 the Company conducted a review of the potential impact of the year 2000 on such systems, and concluded that it would not encounter significant operational or financial costs related to compliance with this issue. The Company did not incur any adverse impact related to the changeover to the year 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

URANIUM PRICE VOLATILITY

         The Company is subject to market risk related to the market price of uranium. The Company's cash flow has historically been dependent on the price of uranium, which is determined primarily by global supply and demand, relative to the Company's costs of production. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond the Company's control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies.

         The spot market price for uranium has demonstrated a large range since January 1995. Prices have risen from $9.65 per pound as of January 31, 1995 to a high of $16.50 per pound as of May 31, 1996. The spot price as of March 31, 2000 was $9.20 per pound.

URANIUM SALES CONTRACT PORTFOLIO

         Long-term contracts have historically been the primary source of revenue to the Company. At the beginning of 1999 the Company had four long-term contracts for deliveries over the next two, three and four years of approximately $26.9 million in revenues. During 1999, the Company assigned its delivery rights for 2000 through 2002 under one of these contracts and also accelerated the scheduled deliveries under another contract into the fourth quarter of 1999. These transactions coupled with additional transactions made in the first quarter of 2000 converting the value of the Company's long-term sales contracts into cash have had the effect of exhausting its sales contract portfolio. Currently, the Company does not have any remaining uranium sales contracts for the balance of 2000 or beyond.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by Item 8 appears on pages F-1 through F-23 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10, 11, 12 AND 13

         In accordance with General Instruction G(3), Items 10, 11, 12, and 13 are hereby incorporated by reference from sections of the Company's definitive proxy statement entitled "Election of Directors", "Executive Compensation", "Security Ownership of Principal Stockholders and Management", and "Certain Transactions with Related parties". Such definitive proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements.

         See the Index to Consolidated Financial Statements on page F-1 for a listing of those financial statements filed as part of this Annual Report.

(a)(2)   Financial Statement Schedules.

         See the Index to Consolidated Financial Statements on page F-1 for a listing of those financial statements filed as part of this Annual Report.

(a)(3)   Exhibits.

         See the Index to Exhibits on page E-1 for a listing of the exhibits that are filed as part of this Annual Report.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2000

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


         Signature                                                    Date
         ---------                                                    ----

          /s/  Paul K. Willmott                                   April 14, 2000
         -----------------------------------------------------
         Paul K. Willmott,
         Director, President and Chief Executive Officer

          /s/  Thomas H. Ehrlich                                  April 14, 2000
         -----------------------------------------------------
         Thomas H. Ehrlich,
         Vice President - Finance and Chief Financial Officer
         (Principal Financial and Accounting Officer)

          /s/  Leland O. Erdahl                                   April 14, 2000
         -----------------------------------------------------
         Leland O. Erdahl, Director

          /s/  George R. Ireland                                  April 14, 2000
         -----------------------------------------------------
         George R. Ireland, Director

              URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants for the Years Ended December 31, 1998 and 1997..................F-2

Consolidated Balance Sheets (unaudited as to December 31, 1999)..........................................F-3

Consolidated Statements of Operations (unaudited as to Year Ended December 31, 1999).....................F-5

Consolidated Statements of Common Shareholders' Equity (unaudited as to Year Ended December 31, 1999)....F-6

Consolidated Statements of Cash Flows (unaudited as to Year Ended December 31, 1999).....................F-7

Notes to Consolidated Financial Statements (unaudited as to December 31, 1999)...........................F-8

         The Company's independent public accountants have advised the Company that they will be unable to perform an audit of the Company's financial statements for year-end 1999 unless the valuation of the Company's uranium properties is supported by an appraisal from an independent third party. The Company lacks the funds to retain an independent third party to perform that valuation. As a result, the Company's financial statements for the year ended December 31, 1999 included in this Annual Report on Form 10-K are unaudited.

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

                            ADDITIONAL FINANCIAL DATA

Financial statement schedules for the years ended
December 31, 1999, 1998 and 1997

       II - Valuation and Qualifying Accounts and Reserves..............F-23

         The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Uranium Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years ended December 31, 1998 and 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. and subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements for 1998 and 1997 taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule as it relates to 1998 and 1997 has been subjected to the auditing procedures applied in the audits of the basic financial statements referred to above and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/   Arthur Andersen LLP


ARTHUR ANDERSEN LLP

Dallas, Texas
February 26, 1999

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                         December 31,
                                                 ----------------------------
                                                     1999             1998
                                                 ------------    ------------
                                                 (unaudited)
Current assets:
   Cash and cash equivalents                     $    493,567    $  3,713,566
   Short-term investment:
        Certificate of deposit, restricted               --           582,623
   Receivables, net                                 1,155,198       1,482,806
   Uranium inventory                                  112,901         956,590
   Materials and supplies inventory                    70,319          92,495
   Prepaid and other current assets                    45,913         244,301
                                                 ------------    ------------
        Total current assets                        1,877,898       7,072,381
                                                 ------------    ------------

Property, plant and equipment, at cost:
   Uranium properties                              99,400,677      98,073,350
   Other property, plant and equipment                383,229         538,974
   Less-accumulated depreciation and depletion    (97,578,333)    (59,059,968)
                                                 ------------    ------------
        Net property, plant and equipment           2,205,573      39,552,356

   Long-term investment:
        Certificate of deposit, restricted          3,651,758       3,066,703

Other assets                                            4,299           4,299
                                                 ------------    ------------
                                                 $  7,739,528    $ 49,695,739
                                                 ============    ============


  The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    December 31,
                                                            ----------------------------
                                                                1999             1998
                                                            ------------    ------------
                                                            (unaudited)
Current liabilities:
   Accounts payable                                         $    396,836    $  1,829,255
   Notes payable                                                 575,000       1,685,000
   Accrued interest payable                                        2,336         113,778
   Current portion of long-term debt                               5,000           8,000
   Royalties payable                                              64,922         132,626
   Current portion of restoration reserve                         83,000         324,000
   Other accrued liabilities                                     164,646         348,337
                                                            ------------    ------------
        Total current liabilities                              1,291,740       4,440,996
                                                            ------------    ------------

Other long-term liabilities and deferred credits               6,474,680       5,469,394

Long-term debt, less current portion                           6,372,208       6,189,007

Deferred federal income taxes                                       --           263,810

Shareholders' equity:
        Common stock, $.001 par value, shares authorized:
        25,000,000; shares issued and outstanding
        (net of treasury shares):  1999 - 12,341,290
        1998 - 12,053,027                                         12,494          12,205

        Paid-in capital                                       40,737,736      40,629,923
        Retained earnings (loss)                             (47,139,912)     (7,300,178)
        Less:  Treasury stock (152,500 shares), at cost           (9,418)         (9,418)
                                                            ------------    ------------
             Total shareholders' equity                       (6,399,100)     33,332,532
                                                            ------------    ------------
                                                            $  7,739,528    $ 49,695,739
                                                            ============    ============


  The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31,
                                                          --------------------------------------------
                                                              1999            1998            1997
                                                          ------------    ------------    ------------
Revenues:                                                   (unaudited)

  Uranium sales -
        Produced uranium                                  $  2,281,335    $ 10,984,040    $ 14,737,579
        Purchased uranium                                    4,973,741      12,363,274      15,002,838
                                                          ------------    ------------    ------------
            Uranium sales                                    7,255,076      23,347,314      29,740,417

   Other uranium revenues                                    1,289,600            --              --
                                                          ------------    ------------    ------------
                Total revenue                                8,544,676      23,347,314      29,740,417

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                     4,285,100       8,745,246      13,257,989
        Royalties                                              145,690         579,439         833,534
        Operating expenses                                   2,913,444       5,347,145       6,564,363
        Provision for restoration and reclamation costs        234,537         692,317       1,032,587
        Depreciation and depletion                             935,056       5,922,508       7,580,809
   Writedown of uranium properties and
      other uranium assets                                  38,454,955      23,111,956            --
                                                          ------------    ------------    ------------
                Total cost of uranium sales                 46,968,782      44,398,611      29,269,282
                                                          ------------    ------------    ------------

   Earnings (loss) from operations
      before corporate expenses                            (38,424,106)    (21,051,297)        471,135

   Corporate expenses -
        General and administrative                           2,036,150       2,672,319       2,913,776
        Depreciation                                            24,711          57,150          22,956
                                                          ------------    ------------    ------------
                  Total corporate expenses                   2,060,861       2,729,469       2,936,732
                                                          ------------    ------------    ------------
Loss from operations                                       (40,484,967)    (23,780,766)     (2,465,597)

Other income (expense):
        Interest expense, net of capitalized interest         (226,841)       (152,009)       (168,789)
        Interest and other income, net                         608,264         207,954       1,036,290
                                                          ------------    ------------    ------------
Loss before federal income taxes                           (40,103,544)    (23,724,821)     (1,598,096)

Federal income tax provision (benefit):
   Current                                                        --              --            44,775
   Deferred                                                   (263,810)     (4,745,000)       (318,000)
                                                          ------------    ------------    ------------
Net loss                                                  $(39,839,734)   $(18,979,821)   $ (1,324,871)
                                                          ============    ============    ============

Net loss per common share:
     Basic                                                $      (3.27)   $      (1.57)   $      (0.11)
                                                          ============    ============    ============
     Diluted                                              $      (3.27)   $      (1.57)   $      (0.11)
                                                          ============    ============    ============

 The accompanying notes to finanacial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY



                                                   Common Stock
                                            -------------------------      Paid-In        Retained        Treasury
                                               Shares        Amount        Capital        Earnings         Stock
                                            ------------  ------------   ------------   ------------    ------------

Balances, December 31, 1996                   10,813,027  $     10,966   $ 32,290,630   $ 13,004,514    $     (9,418)

     Net loss                                         --            --             --     (1,324,871)             --
     Common stock issuance for
          employee stock option plans             25,500            25         74,944             --              --
     Common stock issuance
          for stock warrants                      14,500            14         57,985             --              --
     Common stock issuance
          for property                         1,200,000         1,200      7,798,800             --              --
                                            ------------  ------------   ------------   ------------    ------------
Balances, December 31, 1997                   12,053,027  $     12,205   $ 40,222,359   $ 11,679,643    $     (9,418)

     Net loss                                         --            --             --    (18,979,821)             --
     Re-valuation of
          common stock warrants                       --            --        407,564             --              --
                                            ------------  ------------   ------------   ------------    ------------
Balances, December 31, 1998                   12,053,027  $     12,205   $ 40,629,923   $ (7,300,178)   $     (9,418)

     Net loss (unaudited)                             --            --             --    (39,839,734)             --
     Common stock issuance for
          deferred compensation (unaudited)      288,263           289        107,813             --              --
                                            ------------  ------------   ------------   ------------    ------------
Balances, December 31, 1999 (unaudited)       12,341,290  $     12,494   $ 40,737,736   $(47,139,912)   $     (9,418)
                                            ============  ============   ============   ============    ============


  The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                  --------------------------------------------
                                                                       1999           1998            1997
                                                                  ------------    ------------    ------------
                                                                   (unaudited)
Cash flows from operations:
   Net loss                                                       $(39,839,734)   $(18,979,821)   $ (1,324,871)
   Reconciliation of net income to cash provided by operations-
        Provision for restoration and reclamation costs                234,537         692,317       1,032,587
        Depreciation and depletion                                     959,767       5,979,658       7,603,765
        Writedown of uranium properties and other assets            38,454,955      23,111,956              --
        Credit for deferred income taxes                              (263,810)     (4,745,000)       (318,000)
        Decrease in restoration and reclamation accrual               (344,187)        (69,357)       (317,270)
        Other non-cash items, net                                    1,321,820         688,458         205,169
                                                                  ------------    ------------    ------------
Cash flow provided by operations, before changes in
   operating working capital items                                     523,348       6,678,211       6,881,380
Effect of changes in operating working capital items-
   (Increase) decrease in receivables                                  327,608       3,024,284      (2,677,551)
   Decrease in inventories                                             624,839         247,334         496,100
   Increase in prepaid and other current assets                       (150,078)       (398,040)       (446,910)
   Increase (decrease) in payables and accrued liabilities          (1,795,256)     (1,350,414)        677,795
                                                                  ------------    ------------    ------------

Net cash provided by (used in) operations                             (469,539)      8,201,375       4,930,814

Investing activities:
   Increase in investments                                              (2,432)       (345,131)       (524,355)
   Additions (reductions) to property, plant and equipment -
        Kingsville Dome                                               (137,208)     (2,998,871)     (8,998,305)
        Rosita                                                         (77,307)       (244,290)     (2,450,105)
        Vasquez                                                        (58,607)       (439,929)       (384,192)
        Alta Mesa                                                      (36,679)       (103,399)       (514,503)
        Churchrock                                                    (665,717)     (1,044,948)     (1,013,257)
        Crownpoint                                                    (873,767)       (876,474)     (1,152,783)
        Other property                                                 219,168        (460,115)       (387,379)
   Increase in other assets                                                 --         (27,240)        (25,487)
                                                                  ------------    ------------    ------------

Net cash used in investing activities                               (1,632,549)     (6,540,397)    (15,450,366)

Financing activities:
   Proceeds from borrowings                                          2,875,000       8,135,000       3,500,000
   Payments and refinancings of principal                           (3,992,911)     (8,407,570)     (7,722,535)
   Issuance of common stock and warrants, net                               --              --         132,969
                                                                  ------------    ------------    ------------

Net cash used in financing activities                               (1,117,911)       (272,570)     (4,089,566)
                                                                  ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                (3,219,999)      1,388,408     (14,609,118)
Cash and cash equivalents, beginning of period                       3,713,566       2,325,158      16,934,276
                                                                  ------------    ------------    ------------

Cash and cash equivalents, end of period                          $    493,567    $  3,713,566    $  2,325,158
                                                                  ============    ============    ============



  The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


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

         URI was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach ("ISL") or solution mining process. The primary customers of the Company are major utilities who utilize nuclear power to generate electricity. The Company continuously evaluates the creditworthiness of its customers. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present the Company owns both producing and development properties in South Texas and development properties in New Mexico. The Company's Rosita and Kingsville Dome uranium production facilities in South Texas resumed operations in June 1995 and March 1996, respectively, and were both shut-in and placed on stand-by in the first quarter of 1999.

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

PROPERTY, PLANT AND EQUIPMENT

Uranium Properties

         Capitalization of Development Costs - All acquisition, exploration and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Gains or losses are recognized upon the sale of individual property interests. All costs incurred in connection with unsuccessful acquisition and exploration efforts and abandoned properties are charged to expense when known. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized by providing a valuation allowance (see Note 3 - "Uranium Properties - 1998 Property Abandonment" and "Uranium Properties - Uranium Property Realizability"). Total exploration and evaluation costs capitalized in 1999, 1998 and 1997 were $161,000, $327,000, and $120,000, respectively.

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


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

Capitalization of Interest

         The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. Interest capitalized in the twelve months ended December 31, 1999, 1998 and 1997 amounted to $620,000, $704,000, and $378,000, respectively. Total interest costs in these periods were $847,000, $856,000, and $547,000, respectively.

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

EARNINGS PER SHARE

         Effective with the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share", which sets standards for the calculation and presentations of earnings per share. FAS 128 supercedes APB Opinion No. 15, Earnings per Share. Net earnings (loss) per common share - basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share - diluted has been calculated assuming the exercise or conversion of all dilutive securities on January 1 of each year presented or as of the date of issuance if later.

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


         The weighted average number of shares used to calculate basic earnings per share were 12,178,000, 12,053,000, and 11,760,000 in 1999, 1998 and 1997,
respectively. The weighted average number of shares used to calculate diluted earnings per share were 12,178,000, 12,053,000, and 11,760,000 in 1999, 1998 and
1997, respectively. The potential common stock that was excluded from the calculation of diluted earnings per share were 2,319,690, 2,405,021, and 2,413,977 in 1999, 1998 and 1997, respectively.

UNAMORTIZED DEBT ISSUANCE COSTS

         Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Additional disclosures of cash flow information follow:

                                                   Twelve Months Ended December 31,
                                          1999               1998               1997
                                    ---------------    ---------------    -----------------
Cash paid during the period for:
     Interest                           $351,000           $567,000           $687,000

         The change in inventories in the Consolidated Statements of Cash Flows during 1999, 1998 and 1997 excludes the changes in uranium inventories for non-cash capitalized restoration and depreciation and depletion provisions. Such decreases totaled ($241,000), ($1,088,000), and ($816,000), respectively.

         An additional non-cash transaction occurred in 1999 and 1997 and such transactions are summarized as follows:

In 1999, the Company issued approximately 288,000 shares
of common stock to certain officers and directors in
satisfaction of compensation deferred by those individuals.           $108,000

In March 1997, 1,200,000 common shares were issued to Santa
Fe Pacific Gold in exchange for certain uranium mineral
interests and exploration rights covering approximately
523,000 acres in New Mexico.                                         $7,800,000

RESTRICTED CASH

         At December 31, 1999, 1998 and 1997, the Company had pledged a certificate of deposit of $3,652,000, $3,649,000, and $3,304,000, respectively, in order to collateralize surety bonds required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


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

2.       FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to a continued period of depressed prices for uranium compared to the Company's cost to produce uranium, the Company has generated operating losses in each of the last three years. Such price declines have reduced the market price of uranium to levels that are currently below the Company's cost to produce uranium and below levels needed by the Company to obtain the necessary financing to allow development of new production areas at its South Texas sites. These factors raise substantial doubt concerning the ability of the Company to continue operating as a going concern.

         During the fourth quarter of 1998 the Company began implementation of the shut-in and placement of its Kingsville Dome and Rosita production facilities on stand-by in response these market conditions. Each production site was shut-in in the first quarter of 1999 but the Company maintained nominal production through July 1999 when the incremental production cost of operating exceeded the cost of purchasing uranium to satisfy the Company's 1999 delivery requirements.

         The ability of the Company to continue to maintain a positive cash position will require an infusion of capital that is currently unavailable to it. Absent new sources of capital inflows, the Company will experience a negative cash position by June 2000 which will prevent it from continuing in business. The Company will continue to pursue alternatives as long as possible to allow it to achieve positive liquidity through 2000 and beyond.

         Further, the Company will also require additional capital resources to fund the cost to resume production and to fund development of its undeveloped properties. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which would enable the Company to operate profitably. If the Company is unsuccessful in these efforts the Company will cease to continue as a going concern.

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

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


3.       URANIUM PROPERTIES

PROPERTY REALIZABILITY

         The Company's near-term potential illiquidity has necessitated a reevaluation of the Company's method of valuing its uranium properties for accounting purposes as of December 31, 1999. Prior to the fourth quarter of 1999, the Company had previously valued its uranium properties on a held for production basis, i.e., assuming that each property would be ultimately placed into production. Because of the Company's potential illiquidity, the Company has determined that it should value these properties on a held for sale basis.

         On a held for sale basis the Company has determined that the discounted cash flow method is the most reasonable method for valuing the properties, because of a lack of any data on sales of comparable properties or any other method that is reasonably available. The Company projected the future cash flows assuming a sale price for uranium of $9.00 per pound (current spot price is $9.10) and has discounted those cash flows at 20% per annum. If such valuation resulted in a zero or negative number, the Company wrote off all intangible costs and carried tangible costs at salvage value, which was assumed to be 5% of original cost. This valuation method reduced the carrying value of the Company's uranium properties by $38.4 million from ($40.5 million to $2.1 million) with a corresponding charge against earnings, resulting in a deficit shareholders' equity of $6.4 million at December 31, 1999.

         Significant estimates were utilized in determining the carrying value of the Company's uranium properties. The actual value received from the disposition of the assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.

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

         The Company ceased uranium production operations in the first quarter of 1999 and the property was placed on standby. Production in 1999 totaled 61,000 pounds, the inventory resulting from such incidental production has been valued at the current spot market cost.

         Cost of uranium sales in 1999 in the Consolidated Statements of Operations includes $1,088,000 of costs incurred to maintain the facility while Kingsville Dome was on standby and not in production. At December 31, 1999, the Company believes that the property contains a significant amount of undeveloped uranium resource. The Company has changed its methodology in estimating the valuation of its uranium properties at December 31, 1999. This change in valuation methods resulted in significant writedowns in the carrying value of its uranium properties and resulted in a writedown of approximately $5.2 million for the Kingsville Dome property. The net carrying value of the property was approximately $500,000 at December 31, 1999.

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


ROSITA PROPERTY

         In late 1985, the Company acquired several lease holdings in a uranium prospect ("Rosita") in South Texas. Construction and development activities began in the first quarter of 1990 and were completed in September 1990 with production commencing immediately thereafter. The property was originally put on a standby basis and production ceased in March 1992.

         Wellfield development activity began in early 1995 at Rosita which lead to the resumption of production at the property in June 1995. Total production for the year ended December 31, 1997 was approximately 230,000 pounds at a cost of approximately $16.92 per pound. Production in 1998 totaled 178,000 pounds at an average cost of approximately $17.55 per pound. The Company ceased uranium production operations in the first quarter of 1999 and the property was placed on standby. Production in 1999 totaled 48,000 pounds, the inventory resulting from such incidental production has been valued at the current spot market cost.

         Cost of uranium sales in 1999 in the Consolidated Statements of Operations includes $527,000 of costs incurred to maintain the facility while Rosita was on standby and not in production. The Company has changed its methodology in estimating the valuation of its uranium properties at December 31, 1999. This change in valuation methods resulted in significant writedowns in the carrying value of its uranium properties and resulted in a writedown of approximately $544,000 for the Rosita property. The net carrying value of the property at December 31, 1999 was approximately $230,000.

ALTA MESA PROPERTY

         In June 1996, the Company acquired the Alta Mesa property consisting of 4,575 acres of leases in South Texas for a cash payment of $4 million of which $1 million was recoverable against one-half of future royalties. In December 1998, the Company terminated the lease agreement and wrote off the net carrying value of $5,021,000. Total cost expensed in 1999 relating to the property totaled $37,000.

CHURCHROCK PROPERTIES

         In December 1986, the Company acquired properties in the Churchrock region of New Mexico containing approximately 6,951,000 pounds of estimated recoverable uranium resources.

         In September 1991, an additional 200 acres of leases were obtained in exchange for a future production royalty payment which, based upon the expected selling price of the uranium production, may vary between 5% and 10%. Preliminary analysis of the drilling data of these 200 acres indicates approximately 5,488,000 pounds of estimated recoverable uranium resources.

         Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties were written down to zero at December 31, 1999. Such writedown resulted in a pre-tax charge against earnings of approximately $9,624,000.

CROWNPOINT PROPERTY

         In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1996, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. In August 1993,

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


the Company acquired approximately 959 acres of leases adjoining the Crownpoint properties. Initial interpretation of the drilling data for all the properties acquired in 1988 and 1993 indicate total estimated recoverable uranium resources of approximately 25,323,000 pounds. The net carrying value of these properties were written down to approximately $565,000 at December 31, 1999. Such writedown resulted in a pre-tax charge against earnings of approximately $9,919,000.

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

         The Company is obligated to spend on exploration $200,000 per year for the ten year period starting in March 1997 and $400,000 per year for the seven year period starting in March 2007. This expenditure can be made on any of the Category II or Category III properties. The net carrying value of the property was written down to zero at December 31, 1999. Such writedown resulted in a pre-tax charge against operations of approximately $11,547,000.

1998 PROPERTY IMPAIRMENT AND ABANDONMENT

         In view of the continuing weakness in uranium prices in 1998, the Company reviewed the carrying values of its uranium properties and determined that a writedown was required at September 30, 1998 with respect to its existing producing properties of approximately $18,000,000. The writedown was recorded as a non-cash charge against earnings in the third quarter of 1998. The writedown in the carrying value of the Kingsville Dome and Rosita properties totaled $12,300,000 and $5,600,000, respectively. The net carrying value of these properties at December 31, 1998 (after giving effect to the writedown) was approximately $6,106,000 for Kingsville Dome and $900,000 for Rosita.

         The review utilized a number of estimates and assumptions, including current and projected uranium prices (which assumed higher prices in the future) and the timing and costs of future production activities. The estimates also assumed that the Company would be able to operate each of its production sites in the future at production rates that are higher than the Company's production rate for 1998 and as a result operate at costs that are significantly below those experienced for 1998.

         In 1998, the Company determined that the Alta Mesa property and certain evaluation projects in South Texas would not be pursued toward development and acquisition. The costs related to these projects were expensed in 1998 resulting in a pre-tax charge of approximately $5,240,000.

4.       CONTRACT COMMITMENTS

SALES CONTRACTS

         Long-term contracts have historically been the primary source of revenue to the Company. At the beginning of 1999 the Company had four long-term contracts for deliveries over the next two, three and four years of approximately $26.9 million in revenues. During 1999, the Company assigned its delivery rights for 2000 through 2002 under one of these contracts and also accelerated the scheduled deliveries under another contract into the fourth quarter of 1999. These transactions coupled with additional transactions made in the first quarter of 2000 converted the value of the Company's long-term sales contracts and exhausted its sales contract portfolio. Currently, the Company does not have any remaining scheduled uranium deliveries under contract for the balance of 2000 or beyond.

         The Company must secure new profitable uranium sales contracts in order for it to continue in existence. Demonstrated profitability under such new contracts will form the basis for the Company to be able to secure the requisite financing/equity infusion to resume production at its mine sites. The profitability under such new contracts will depend on a number of factors including the cost of producing uranium at the Company's mining properties, the Company's ability to produce uranium to meet its sales commitments and the spot market price of uranium.

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


         All uranium sales revenues for the twelve months ended December 31, 1999 were from sales to four customers, all of which represented more than 10% of total uranium revenues. Sales to these three customers totaled $2,229,000, $2,106,000, $1,800,000 and $1,119,000 in 1999.

         In June 1999 the Company assigned its rights to deliver uranium for the years 2000 through 2002 (the final three years) under a uranium sales contract. In exchange for the assignment, the Company received 124,000 pounds of uranium inventory in July 1999. The transaction was valued at $10.40 per pound for the uranium inventory received (the spot market price of uranium) and resulted in increased revenue, earnings from operations and income before income taxes of $1,290,000 in 1999.

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

5.       SHORT-TERM DEBT

NATIONSBANK CREDIT AGREEMENT

         In May 1996 the Company entered into a $3.0 million revolving-credit facility with NationsBank, N.A. ("Nations"). In July 1997 the facility was renewed and expanded to $5.0 million for a two-year term. The facility was renewed again for $3.0 million in July 1999 for a one-year term. This facility is secured by the Company's uranium inventory and/or its receivables from its uranium sales contracts with interest on the loan accruing at the prime rate plus 1%. Principal and interest payments under the facility are due monthly. As of December 31, 1999, $575,000 was outstanding under this facility.

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

6.       LONG-TERM DEBT

LINDNER NOTE

         On May 25, 1995 the Company entered into an agreement with Lindner Investments and Lindner Dividend Fund, (the "Lender") two mutual funds managed by Ryback & Associates, for a $6 million secured convertible note with the Company (the "Lindner Note"). The Lindner Note was initially issued for a term of three years and bore interest at an annual rate of 6.5% and was convertible at any time during the three-year term into 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share. The Lender also received a three-year warrant to purchase 1.5 million shares of the Company's common stock at an initial price of $4.00 per share. In 1995, the Lender exercised 500,000 shares of warrants under the agreement for an infusion of $2.0 million to the Company. Certain other financial advisors associated with the transaction were granted warrants and options to purchase up to 150,000 shares at an initial exercise price of $4.00 per share. As of December 31, 1999, these certain other financial advisors have exercised 62,500 shares of warrants under the agreement and 37,500 shares of warrants have expired.

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


         In March 1998, the Company entered into an agreement with the Lender to extend the maturity date of the Lindner Note to May 31, 2000. The note was convertible at any time during this term into 2.0 million shares of the Company's common stock at a conversion price of $3.00 per share. In connection with this transaction the Company allocated $408,000 for the value of the warrants resulting in an effective rate of 10% on the refinanced note. As of December 31, 1999, $329,000 has been amortized.

         In February 2000, the entire $6,000,000 plus accrued interest of $334,000 were converted into 2,111,478 shares of the Company's common stock.

PURCHASE MONEY OBLIGATION

         In 1987, the Company acquired certain long-term sales contract delivery rights in exchange for cash plus an assignment of a $3,000,000 future production payment, at $1.00 per pound of production sold from the Kingsville Dome and Rosita projects, starting in 1988. The production payment was recorded as a purchase money obligation at an original calculated present value of $2,379,839. The balance of the production payment of $730,074 was repaid in January 1997.

SUMMARY OF LONG-TERM DEBT

                                                         At December 31,
                                                -------------------------------
                                                     1999             1998
                                                --------------   --------------
Long-term debt of the Company consists of:
  Lindner Note                                  $    5,921,632   $    5,733,520
  Crownpoint property (Note 3)                         450,000          450,000
  Other                                                  5,576           13,487
                                                --------------   --------------
                                                     6,377,208        6,197,007
  Less - Current portion                                 5,000            8,000
                                                --------------   --------------
       Total long-term debt                     $    6,372,208   $    6,189,007
                                                ==============   ==============

Maturities of long-term debt are as follows:

For the Twelve Months Ended:                     For the Twelve Months Ended:
-----------------------------------              ------------------------------------------
December 31, 2000               $  5,000         December 31, 2003                       --
December 31, 2001                  1,000         December 31, 2004 and beyond     $ 450,000
December 31, 2002                   --

The above table excludes the $5,921,632 of long-term debt from the Lindner Note. Such debt was converted to common stock in February 2000.

7.       RELATED-PARTY TRANSACTIONS

         During January 1995, a control group of companies based in Denver, Colorado (the "Benton Companies") held effective control of the common stock of the Company, the Company transferred $1.0 million to the Benton Companies in connection with a planned joint venture to process uranium at a Benton Companies' mill. The specific Benton Companies, which were to be part of the planned joint venture, did not receive the transferred funds. In February 1995, the Benton Companies filed for bankruptcy (the "Benton Bankruptcy"). Because of the bankruptcy, the realizability of the Company's $1.0 million investment is doubtful. Shortly thereafter, the then Chairman and CFO of the Company, who were also

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


officers of the Benton Companies, transferred $1.08 million out of the Company without the authorization of the Company's Board of Directors. The Company recovered $300,000 in June 1995 and $575,000 in mid-1997 from the $1.08 million transfer, but $1.2 million of the initial $2.08 million has not been recovered. The Company recorded losses totaling $1.78 million for these transactions in 1995. The $575,000 recovered in 1997 was recorded to other income in the second quarter of that year.

         In connection with the Benton Bankruptcy, the bankrupt estates have commenced an action against the Company in the United States Bankruptcy Court for the District of Colorado. The action seeks to recover approximately $1,600,000 from various transactions entered into with the Benton Companies. Settlement negotiations regarding this matter were ongoing at December 31, 1999. The Company does not believe any such settlement or other outcome from this matter will have a material adverse impact on the operating results or financial position of the Company.

         The Company has asserted certain claims against Benton and the Benton Companies in the bankruptcy proceedings. This matter was settled in 1999 by the issuance of a note by Benton to the Company. In conjunction with that settlement, the Company received the first of four scheduled installment payments. The next two scheduled payments were not paid when due and are currently outstanding. The Company is pursuing its rights under the note to correct this situation.

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

Common Stock Issued in 1999

         In 1999, the Company issued 288,263 shares of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan (the "Plan"). The Plan was approved by a vote of the shareholders at the June 18, 1999 Annual Meeting.

WARRANTS

Lindner Warrants

         In connection with the May 1995 Lindner Note as discussed in Note 6, the Company issued a three-year warrant to purchase 1,500,000 shares of the Company's common stock at an initial conversion price of $4.00 per share. The warrants were initially exercisable at any time through May 1998. In 1995, 500,000 warrants were exercised. In addition, the Lindner Note was convertible at any time during the

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


three year term into 1,500,000 shares of the Company's common stock at an initial conversion price of $4.00 per share, none of which have been converted at December 31, 1999. In March 1998, the Company extended the maturity date of the Lindner Note and revised the terms of the warrants and the convertible securities. See Note 6 - Long-Term Debt "Lindner Note" for further discussion.

Financial Advisors' Warrants/Options

         On May 25, 1995, the Company issued a three-year warrant to purchase 100,000 shares of the Company's common stock at an initial conversion price of $4.00 per share to certain financial advisors associated with the Lindner Note transaction. The warrants were convertible at any time through May 1998 and 62,500 warrants were exercised. In addition, the Company granted options to purchase 50,000 shares at an initial conversion price of $4.00 per share. The options were immediately exercisable and expired unexercised on March 6, 2000.

STOCK OPTIONS

Directors Stock Options

         On May 25, 1995, the Company granted options to certain directors of URI, to purchase 200,000 shares of the Company's common stock at an exercise price of $4.50 per share. All such options are immediately exercisable and were originally scheduled to expire May 24, 1998 or 30 days after the holder ceases to be a director of the Company or one year after such holder's death, whichever occurs first. In November 1997, the term of these options was revised for three years and the exercise price was increased to $4.75 per share. None of these options have been exercised as of December 31, 1999 and 100,000 of these options remain outstanding.

         On August 16, 1995, the Company granted options to a director of URI, to purchase 100,000 shares of the Company's common stock at an exercise price of $8.38 per share which was the fair market value of a share of common stock on August 16, 1995. Such options are immediately exercisable and were originally scheduled to expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after his death, whichever occurs first. In November 1997, the term of these options was revised for three years and the exercise price was increased to $8.63 per share. None of these options have been exercised as of December 31, 1999.

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

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


9.       STOCK-BASED COMPENSATION PLANS

         The Company has three stock option plans, the Employees' Stock Option Plan, the Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("FAS 123"), the Company's net earnings
(loss) and earnings (loss) per share ("EPS") for the year ended December 31, 1999, 1998 and 1997 would have been reduced to the following pro forma amounts:

                                             1999              1998             1997
                                             ----              ----             ----
Net Earnings (Loss):      As reported  $ (39,839,734)    $(18,979,821)     $(1,324,871)
                            Pro forma  $ (40,545,062)    $(19,684,005)     $(2,983,028)

          Basic EPS:      As reported  $       (3.27)    $      (1.57)     $     (0.11)
                            Pro forma  $       (3.33)    $      (1.63)     $     (0.25)

        Diluted EPS:      As reported  $       (3.27)    $      (1.57)     $     (0.11)
                            Pro forma  $       (3.33)    $      (1.63)     $     (0.25)


         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 88%, 68% and 70% and risk-free interest rates of 6.0%, 5.6% and 6.4%. An expected life of 5.7, 5.2 and 5.0 years was used for options granted to the employees and directors, respectively.

         The FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The Directors' Stock Option Plan provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company's annual meeting. Currently there are 69,000 stock options outstanding under the Directors' Stock Option Plan. Also, on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the Employees' Stock Option Plan. All of the previously outstanding options were canceled upon the effectiveness of the new options. On August 10, 1994, the Board of Directors increased the available options under the Employees' Stock Option Plan and the Directors' Stock Option Plan to 850,000 options and 150,000 options, respectively. On October 11, 1995, the Board of Directors elected to discontinue grants under the Employees' Stock Option Plan with the adoption of a stock incentive plan covering key employees. The Stock Incentive Plan provides for the grant of a maximum of 750,000 stock options. These options may be qualified or nonqualified. On June 5, 1998, the Company's stockholders elected to increase the available options under the Stock Incentive Plan to 1,250,000 options. As of December 31, 1999, there are 582,590 options outstanding under the Stock Incentive Plan. Additional details about the options granted under the stock option plans are as follows:

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


                                                              -------------------------------------------------------------
                                                                                   At December 31, 1999
                                                              -------------------------------------------------------------
                                                                Options
                                   Exercise      Options       Available        Options        Options          Options
        Date of Grant                Price       Granted      for Exercise      Exercised      Canceled      Outstanding
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
January 15, 1992                   $     2.94      617,248          99,437         327,625       190,186           99,437
May 22, 1992                       $     3.00        2,000              --           1,000         1,000               --
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
   Balances at December 31, 1992                   619,248          99,437         328,625       191,186           99,437
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
February 26, 1993                  $     2.50       10,000              --           2,500         7,500               --
May 27, 1993                       $     3.50        2,000              --             500         1,500               --
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
   Balances at December 31, 1993                   631,248          99,437         331,625       200,186           99,437
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
July 11, 1994                      $     4.38       20,000          20,000              --            --           20,000
August 10, 1994                    $     4.25      140,000          19,000           1,000       120,000           19,000
December 15, 1994                  $     5.88        3,000           2,000              --         1,000            2,000
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
   Balances at December 31, 1994                   794,248         140,437         332,625       321,186          140,437
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
February 24, 1995                  $     4.13      210,000         100,000              --       110,000          100,000
April 12, 1995                     $     3.88       10,000          10,000              --            --           10,000
May 26, 1995                       $     3.75       40,000          20,000              --        20,000           20,000
August 16, 1995                    $     8.38      100,000         100,000              --            --          100,000
August 31, 1995                    $     6.88      127,508         107,584              --        19,924          107,584
October 11, 1995                   $     6.94       35,000          35,000              --            --           35,000
December 19, 1995                  $     5.50        3,000           2,000              --         1,000            2,000
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
   Balances at December 31, 1995                 1,319,756         515,021         332,625       472,110          515,021
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
February 22, 1996                  $     9.75      178,810         102,168              --        42,600          136,210
May 29, 1996                       $    17.00        3,000           1,500              --         1,000            2,000
May 30, 1996                       $    16.13       75,000          56,250              --            --           75,000
July 22, 1996                      $    11.13       50,000              --              --        50,000               --
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
   Balances at December 31, 1996                 1,626,566         674,939         332,625       565,710          728,231
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
February 10, 1997                  $    7.125      182,405          65,696              --        51,025          131,380
April 1, 1997                      $     5.50       55,000          27,500              --            --           55,000
May 1, 1997                        $     5.00        3,000           1,000              --         1,000            2,000
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
   Balances at December 31, 1997                 1,866,971         769,135         332,625       617,735          916,611
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
February 23, 1998                  $   2.9375      172,000          37,500              --        22,000          150,000
June 5, 1998                       $     2.50        3,000             500              --         1,000            2,000
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
   Balances at December 31, 1998                 2,041,971         807,135         332,625       640,735        1,068,611
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
June 18, 1999                      $     2.50        2,000              --              --            --            2,000
---------------------------------  ----------   ----------    ------------    ------------   -----------    -------------
   Balances at December 31, 1999                 2,043,971         807,135         332,625       640,735        1,070,611
=================================  ==========   ==========    ============    ============   ===========    =============

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

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


10.      FEDERAL INCOME TAXES

         The deferred federal income tax liability consists of the following:

                                                            December 31,
                                                   ----------------------------
                                                       1999             1998
                                                   ------------    ------------

Property development costs - net of amortization   $(10,897,000)   $    545,000
Property acquisition costs                                   --       2,652,000
Accelerated depreciation                                108,000         229,000
Restoration reserves                                 (1,780,000)     (1,817,000)
Net operating loss and percentage
   depletion carryforwards                              (14,000)     (7,015,000)
Valuation allowance and other - net                  12,583,000       5,670,000
                                                   ------------    ------------
     Total deferred income tax liability           $          0    $    264,000
                                                   ============    ============


Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

                                                     For the Twelve Months Ended December 31,
                          --------------------------------------------------------------------------------------
                                     1999                           1998                        1997
                          ----------------------------     -----------------------     -------------------------

                                              % of                          % of                        % of
                                             Pretax                        Pretax                      Pretax
                            Amount           Income           Amount       Income         Amount       Income
                          ------------    ------------     ------------    -------     -------------   --------
Pretax loss               $(40,103,544)                    $(23,724,821)               $  (1,598,096)
                          ------------    ------------     ------------    -------     -------------   --------
Pretax loss times
  statutory tax rate       (13,635,000)            (34%)     (8,066,000)       (34%)        (543,000)     (34.0%)
Increases in taxes
 resulting from:
  Percentage depletion      13,635,000              34%       8,066,000         34%          543,000       34.0%
   Alternative minimum
     tax                      (263,810)           (0.7%)     (4,745,000)       0.0%         (273,225)       0.0%
                          ------------    ------------     ------------    -------      ------------   --------
Income tax benefit        $   (263,810)           (0.7%)   $ (4,745,000)       (20%)    $   (273,225)     (17.1%)
                          ============    ============     ============    =======      ============   ========


         The Company's net operating loss carryforwards generated in 1999 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax ("AMT") rates imposed by the 1986 Tax Reform Act ("the 86 ACT"). It is assumed that these deferred tax assets will be realized at such rates.

         At December 31, 1999, approximately $43,784,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. The Company received refunds of $3,348 and $42,000 from prior year's federal income payments in 1999 and 1998, respectively, and paid $45,000 in federal income taxes in 1997.

         The Company also has available for regular federal income tax purposes at December 31, 1999 estimated net operating loss carryforwards of approximately $31,375,000 which expire primarily in 2004 through 2020, if not previously utilized. At December 31, 1999, the Company had investment tax credit carryforwards of approximately $1,000, after adjusting for the reductions required by the 86 ACT, which expire for regular tax purposes in 2000.

                             URANIUM RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997
                      (unaudited as to December 31, 1999)


11.      OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

                                                                December 31,
                                                          -----------------------
                                                             1999         1998
                                                          ----------   ----------
Reserve for future restoration and reclamation costs,
   net of current portion of $83,000 and $324,000 in
   1999 and 1998 (Note 1)                                 $5,054,497   $4,968,382
Long-term accounts and interest payable                      811,943           --
Royalties payable                                            500,000      500,000
Deferred compensation                                        108,240           --
Unearned revenue from Russian matched sales (Note 1)              --        1,012
                                                          ----------   ----------
                                                          $6,474,680   $4,969,394
                                                          ==========   ==========

12.      COMMITMENTS AND CONTINGENCIES

         The Company's mining operations are subject to federal and state regulations for the protection of the environment, including water quality. These laws are constantly changing and generally becoming more restrictive. The ongoing costs of complying with such regulations have not been significant to the Company's annual operating costs. Future mine closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of-production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are in compliance with current environmental regulations.

         The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management does not believe that adverse decisions in any pending or threatened proceedings will have a material adverse effect on the Company's financial condition or results of operations.

13.      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. The Company is unable to assess the fair value of its debt instrument at December 31, 1999 due to the Company's financial position and its inability to secure comparable financing.

                                                                     SCHEDULE II


                             URANIUM RESOURCES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                      Additions
                                             -------------------------
                                Balance at   Charged to    Charged to
                                 Beginning   Costs and        Other                      Balance at End
     Description                 of Period    Expenses      Accounts      Deductions(a)    of Period
-----------------------------   ----------   ----------   ------------    ------------   --------------

Year ended December 31, 1999:
   Accrued restoration  costs.. $5,292,382   $  234,537   $   44,961(b)   $  344,461     $5,137,497(c)

Year ended December 31, 1998:
   Accrued restoration costs... $4,762,108   $  692,317   $   92,687(b)   $   69,356     $5,292,382(c)

Year ended December 31, 1997:
   Accrued restoration costs... $4,136,495   $1,032,587   $   89,703(b)   $  317,271     $4,762,108(c)


--------------------------------

(a)  Deductions represent costs incurred in the restoration process.

(b) Increase (decrease) resulted primarily from the change in the amounts of restoration provision included in ending uranium inventory.

(c) Amounts recorded as current liabilities at December 31, 1999, 1998 and 1997 are 83,000, $324,000, and $511,000, respectively.

                                 EXHIBIT INDEX


EXHIBIT                                                                           SEQUENTIALLY
NUMBER           DESCRIPTION                                                     NUMBERED PAGE

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

10.33*   Uranium Resources, Inc. 1999 Deferred Compensation Plan.

21.1*    Subsidiaries of the Company (filed with the Company's Annual Report on
         Form 10-K dated March 27, 1998).

27.1     Financial Schedule.

----------------------
         *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.

         (1)Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.