Form 10-K/A
period 1999-12-31
URANIUM RESOURCES INC /DE/
filed 2000-05-01
CIK 839470

--------------------------------------------------------------------------------


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

                      Documents Incorporated by Reference:

                                      None


================================================================================

                             URANIUM RESOURCES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I...................................................................................................1

   ITEM 1. BUSINESS......................................................................................1
     Going Concern/Uncertain Future Operations...........................................................1
     The Company.........................................................................................2
        Marketing Strategy/Uranium Sales Contracts.......................................................3
        Reserves.........................................................................................3
        The ISL Mining Process...........................................................................3
        Environmental Considerations and Permitting; Water Rights........................................5
     The Uranium Industry................................................................................7
        General..........................................................................................7
        Market Price Formation...........................................................................8
        Sources of Supply................................................................................8
        Required Primary Production......................................................................9
        Uranium Prices...................................................................................9
        Competition.....................................................................................10

   ITEM 2. PROPERTIES...................................................................................10
        South Texas Producing Properties................................................................10
        South Texas Development Properties..............................................................12
        New Mexico Development Properties...............................................................12
        Santa Fe Properties.............................................................................16
        Reclaimed Properties............................................................................16
        Reclamation and Restoration Costs and Bonding Requirements......................................17

   ITEM 3. LEGAL PROCEEDINGS............................................................................17
        Longoria........................................................................................17
        ProBank.........................................................................................17
        Benton Bankruptcy...............................................................................18
        Indian Lands Jurisdictional Dispute.............................................................18

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................18

PART II.................................................................................................27

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................27
        Market Information..............................................................................27
        Holders.........................................................................................27
        Dividends.......................................................................................27

   ITEM 6. SELECTED FINANCIAL DATA......................................................................28

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........30
        Forward Looking Statements......................................................................30
        Capital Resources and Liquidity.................................................................30
        Writedown of Uranium Properties.................................................................33
        Environmental Aspects...........................................................................34
        Results of Operations...........................................................................34

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................37

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................38

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........38

PART III................................................................................................39

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................39

   ITEM 11. EXECUTIVE COMPENSATION......................................................................42

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................47

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................49

PART IV.................................................................................................50

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................50


         SIGNATURES.....................................................................................51

         Index to Consolidated Financial Statements,
         Financial Statements
         and Supplemental Data                                      F-1 to F-24

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

MARKET PRICE FORMATION

     At December 31, 1999 the spot price was $9.60 per pound U3O8 (the form in which the Company sells its production) compared to $8.75 at December 31, 1998. Utility spot market contract activity for U(3)O(8) increased significantly from the dramatically low levels experienced in 1998. While this increase in activity was expected to fuel a recovery in spot prices, this result did not materialize. A large portion of the increase resulted from purchases by producers and non-U.S. utilities, typically groups that are not significant buyers in this market. The demand increases last year appear to have been filled by suppliers willing to provide very aggressive pricing including enrichment entities who became a larger supplier in the market. This group which has not been traditionally a significant source of spot market supply was believed to account for one quarter or more of the uranium spot volume last year. The combination of non-traditional buyers and sellers in 1999 prevented the large increase in spot demand from having the expected positive result of firming spot market prices.

SOURCES OF SUPPLY

Traditional Supply Sources

     Based on reports by the Ux Consulting Company, LLC ("Ux") and the Uranium Institute ("UI"), worldwide production of uranium (U(3)O(8)) for 1999 is estimated to be approximately 82 million pounds, down from 89 million pounds in 1998. This production accounted for approximately 50% of the year's utility requirements. Production for 2000 is expected at between 87-88 million pounds and will result in production meeting only 52% of the estimated consumption by utilities during 2000 of approximately 168 million pounds.

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

                         -----------------------------


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

     Historically, a significant portion of the Company's contracted sales of uranium has been from a small number of customers. This trend is expected to continue if the Company is able to secure new sales contracts. The inability to secure these new customers or the loss of any of these customers or curtailment of purchases by such customers would have a significant materially adverse effect on the Company including its inability to remain in business.

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


                                Common Stock
                                ------------
Fiscal Quarter Ending       High              Low
---------------------       ----              ---
December 31, 1999          13/64             7/64
September 30, 1999          9/32             5/32
June 30, 1999              27/64             5/32
March 31, 1999              1/2              1/8
December 31, 1998          25/32             5/32
September 30, 1998         2-3/8             7/32
June 30, 1998                3                 2
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

ITEM 6. SELECTED FINANCIAL DATA

                                                           Year Ended December 31,
                                           --------------------------------------------------------
                                             1999        1998        1997        1996        1995
                                          (unaudited)
                                           --------------------------------------------------------
                                            (In thousands, except per share and per pound amounts)
CONSOLIDATED STATEMENTS OF
   OPERATIONS DATA
Uranium sales:
   Produced uranium                        $  2,281    $ 10,984    $ 14,737    $ 17,827    $  7,195
   Purchased uranium                          4,974      12,363      15,003       6,437      14,634
Other uranium revenues                        1,290          --          --          --          --
Cost of uranium sales                        (8,514)    (21,286)    (29,269)    (20,122)    (17,235)
                                           --------    --------    --------    --------    --------
Earnings from operations before
   writedown of uranium properties               31       2,061         471       4,142       4,594
Writedown of uranium properties             (38,455)    (23,112)         --          --        (163)
                                           --------    --------    --------    --------    --------
Earnings (loss) from operations
   before corporate expenses                (38,424)    (21,051)        471       4,142       4,431
Corporate expenses                           (2,061)     (2,730)     (2,937)     (3,055)     (3,496)
                                           --------    --------    --------    --------    --------
Earnings (loss) from operations             (40,485)    (23,781)     (2,466)      1,087         935
Interest and other, net                         381          56         868        (328)       (324)

Loss on termination of joint venture
   and transfer to stockholders                  --          --          --          --      (1,781)
                                           --------    --------    --------    --------    --------
Earnings (loss) before income taxes         (40,104)    (23,725)     (1,598)        759      (1,170)
Federal income tax (benefit)                   (264)     (4,745)       (273)         --        (234)
                                           --------    --------    --------    --------    --------
Net earnings (loss)                        $(39,840)   $(18,980)   $ (1,325)   $    759    $   (936)
                                           ========    ========    ========    ========    ========
Earnings (loss) per common share:
   Basic                                   $  (3.27)   $  (1.57)   $  (0.11)   $   0.09    $  (0.12)
                                           ========    ========    ========    ========    ========
   Diluted                                 $  (3.27)   $  (1.57)   $  (0.11)   $   0.08    $  (0.12)
                                           ========    ========    ========    ========    ========
Weighted average common stock
   and equivalents outstanding:
   Basic                                     12,178      12,053      11,760       8,789       8,098
   Diluted                                   12,178      12,053      11,760      10,031       8,098

CONSOLIDATED OPERATING AND OTHER
   DATA
Cash provided by (used in) operations      $   (470)   $  8,201    $  4,931    $  9,294    $  5,301
Pounds of uranium produced                      109         623         871       1,360         612
Pounds of uranium purchased                     414         865       1,275         488         660
Pounds of uranium delivered                     570       1,586       2,240       1,656       1,633
Capital expenditures                       $  1,630    $  6,168    $ 14,901    $ 14,607    $  3,583
Average sales price per pound(a)           $  12.72    $  15.13    $  13.71    $  16.35    $  15.64
Average cost of produced pounds sold (b)   $     (c)   $  16.58    $  15.61    $  11.34    $  10.28
Average cost of purchased pounds sold      $  10.35    $  10.12    $  10.40    $  10.21    $   9.41
Cash cost per produced pound(b)            $     (c)   $  13.17    $  12.17    $   8.51    $   7.11
Average cost per produced pound(b)         $     (c)   $  17.11    $  15.85    $  12.12    $  10.09
Average cost per purchased pound           $  10.35    $  10.12    $  10.40    $  10.21    $   9.52


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

                                                      Year Ended December 31,
                                       -----------------------------------------------------
                                          1999       1998       1997       1996       1995
                                         (unaudited)
                                       -----------------------------------------------------
                                                         (In thousands)
CONSOLIDATED BALANCE
   SHEET DATA
Cash and cash equivalents              $    494    $  3,714   $  2,325   $ 16,934   $  4,716
Working capital                             586       2,631      5,999     15,269      4,710
Uranium properties (net)                  2,167      39,472     61,303     42,444     37,200
Total assets                              7,740      49,696     74,864     68,794     48,085
Total debt (1)                            6,952       7,882      8,419     12,577      7,487
Total liabilities                        14,139      16,363     22,959     23,497     18,214
Total shareholders' equity (deficit)     (6,399)     33,333     51,905     45,297     29,872


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

Years Ended December 31, 1999, 1998 and 1997

     The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                              1999       1998          1997
                                              ----       ----          ----
                                           (In thousands, except per pound data)
Uranium sales revenue(a)                     $7,255   $   23,347   $   29,741

Other uranium revenues                       $1,290           --           --

Total pounds delivered                          570        1,586        2,240

Average sales price/pound(b)                 $12.72   $    15.13   $    13.71

Pounds produced                                 109          623          871
Pounds purchased                                414          865        1,275

Average production cost of produced pounds      (c)   $    17.11   $    15.85

Average cost of purchased pounds             $10.35   $    10.12   $    10.40

Average cost of produced pounds sold            (c)   $    16.58   $    15.61
Average cost of purchased pounds sold        $10.35   $    10.12   $    10.40

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

     Details of the cost of uranium sales were as follows:

                                                     1999      1998      1997
                                                   -------   -------   -------
                                                          (In thousands)
Cost of purchased uranium                          $ 4,285   $ 8,745   $13,258
Royalties                                              146       580       834
Operating expenses                                   2,913     5,347     6,564
Provision for restoration and reclamation costs        235       692     1,032
Depreciation and depletion of uranium properties       935     5,923     7,581
Writedown of uranium properties                     38,455    23,112        --
                                                   -------   -------   -------
          Total cost of uranium sales              $46,969   $44,399   $29,269
                                                   =======   =======   =======

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Item 8 appears on pages F-1 through F-24 of this Annual Report on Form 10-K.

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

     The following table sets forth certain information concerning the individuals nominated for election as directors of the Company:

                                                       Positions and Offices
       Name                       Age                    with the Company
       ----                       ---                 ----------------------
Paul K. Willmott                  60            Chairman, Chief Executive Officer,
                                                       President and Director

Leland O. Erdahl                  71                         Director

George R. Ireland                 43                         Director


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

     LELAND O. ERDAHL has served as a director of the Company since July 11, 1994. From 1986 to 1991, Mr. Erdahl served as President and Chief Executive Officer for Stolar, Inc., a high-tech company involved in the radio wave imaging of geologic media and underground radio transmission for voice and data. He was also President and CEO of Albuquerque Uranium Corporation, a uranium mining company, from 1987 to 1991. He is a Certified Public Accountant and is a graduate from the College of Santa Fe. He is currently a director of Hecla Mining Company, Canyon Resources Corporation and a trustee for a group of John Hancock Mutual Funds. Mr. Erdahl also serves on the compensation committee of Hecla Mining Company and Canyon Resources Corporation.

     GEORGE R. IRELAND has served as a director since May 25, 1995. Mr. Ireland is a General Partner in Ring Partners.com, a private investment partnership. From February 1991 to February 2000, Mr. Ireland was a financial analyst for and a partner in Knott Partners L.P., a private investment partnership. Mr. Ireland specialized in investing in securities of natural resource and other basic industrial companies, both domestically and abroad. From 1987 to 1991, he was a Vice President of Fulcrum Management, Inc., which was the manager of the VenturesTrident Limited Partnerships, (venture capital funds dedicated to investing in the mining industry), and Senior Vice President and Chief

Financial Officer of MinVen Gold Corporation, a company in which the VenturesTrident funds had a significant investment. Mr. Ireland graduated from the University of Michigan with degrees in Geology and Resource Economics. He also attended the Graduate School of Business Administration of New York University. Mr. Ireland is a director of Merrill & Ring, Inc., a private land and timber holding company in the state of Washington. Mr. Ireland acted as a consultant to Ryback Management Corporation and performed due diligence on the Company in connection with Ryback's loan of $6 million to the Company on behalf of members of the Lindner Group in 1995. Mr. Ireland is not otherwise affiliated with the Lindner Group or Ryback.

ARRANGEMENTS REGARDING ELECTION OF DIRECTORS

     On May 25, 1995, George R. Ireland was appointed to the Board of Directors following the closing of certain transactions with the Lindner Group. In connection with these transactions, the Company has agreed to nominate two individuals designated by the Lindner Group for election to the Board. Mr. Ireland was the Lindner Group's sole designee for membership to the Board.

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

     The following table sets forth certain information concerning executive officers who are not also directors of the Company:

                                                               Positions and Offices
           Name                       Age                         with the Company
           ----                       ---                      ----------------------
      Joe H. Card(1)                   45                Senior Vice President - Marketing

Richard F. Clement, Jr.(1)             55             Senior Vice President - Exploration and
                                                        President - Hydro Resources, Inc.(1)

   Richard A. Van Horn                 53                Senior Vice President - Operations

    Thomas H. Ehrlich                  40        Vice President, Chief Financial Officer, Secretary
                                                                   and Treasurer

    Mark S. Pelizza(2)                 47        Vice President - Health, Safety and Environmental
                                                   Affairs and President - Hydro Resources, Inc.


(1) Messrs. Card and Clement terminated employment with the Company on December 31 and December 9, 1999, respectively.

(2) Mr. Pelizza assumed the position of President - Hydro Resources, Inc. in November 1999.

     The following sets forth certain information concerning the business experience of the foregoing executive officers during the past five years.

     JOE H. CARD joined the Company as Vice President - Marketing in March 1989. In February 1993, he was promoted to Senior Vice President - Marketing. Previously, he spent four years with UG U.S.A., Inc., a U.S. marketing subsidiary of a major German mining company, most recently as Marketing Manager. His responsibilities were related to the entire uranium fuel cycle, primarily in dealing with U.S. nuclear utilities customers. Prior to his work at UG U.S.A., Inc., Mr. Card spent five years with Mitsubishi International Corporation as marketing manager. He earned a B.B.A. degree in Finance from the University of Georgia in 1975 and an M.B.A. degree from Georgia State University in 1978. Mr. Card terminated employment with the Company effective December 31, 1999.

     RICHARD F. CLEMENT, JR. joined the Company as Vice President-Exploration in 1983. In April 1990, he was appointed Senior Vice President-Exploration. Mr. Clement was a director of the Company from February 1985 to July 1994 at which time he resigned his positions as director and officer of the Company. During the period from July 1994 to February 1996, Mr. Clement remained with the Company as Exploration Manager. In February 1996, he was again appointed Senior Vice President-Exploration of the Company as well as the President and a Director of Hydro Resources, Inc., a wholly owned subsidiary of the Company. Prior to joining the Company, he spent 16 years with Mobil Oil Corporation, most recently as vice president and exploration manager for Mobil Energy Minerals-Australia, where he initiated and managed Mobil's Australian coal, uranium and other minerals exploration and acquisition programs. Mr. Clement received his B.S. degree in Geology from Boston College in 1965 and his M.S. degree in Geology from the University of Vermont in 1967. Mr. Clement retired from the Company effective December 9, 1999.

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

     MARK S. PELIZZA has served as the Company's Environmental Manager since 1980, and as such, he has been responsible for all environmental regulatory activities. In February 1996, he was appointed Vice President - Health, Safety and Environmental Affairs of the Company. In November 1999, he was appointed President and a Director of Hydro Resources, Inc., a wholly owned subsidiary of the Company. Prior to joining the Company, he was employed for two years by Union Carbide as an Environmental Planning Engineer at Union Carbide's Palangana solution mining plant in South Texas. Mr. Pelizza received a M.S. degree in Engineering Geology from Colorado School of Mines in 1978 and a B.S. degree in Geology from Fort Lewis College in 1974.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for the years ended December 31, 1999, 1998 and 1997 paid to the Company's Chief Executive Officer and certain other executive officers of the Company.

SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
                               ===================                                 =======================
                                                                    OTHER       SECURITIES
                                                                    ANNUAL      UNDERLYING        ALL OTHER
                                          SALARY      BONUS     COMPENSATION(1)   OPTIONS      COMPENSATION(2)
NAME AND PRINCIPAL POSITION       YEAR      ($)        ($)            ($)           (#)             ($)
---------------------------       ----    ------      -----     --------------- ----------     ---------------
Paul K. Willmott(3)               1999   $187,859   $      0      $    942            --        $  9,818
Chairman, President and           1998   $200,701   $      0      $    561        40,000        $  1,887
Chief Executive Officer           1997   $202,200   $      0      $    283        26,280        $  5,474

Joe H. Card                       1999   $114,560   $      0      $  2,443            --        $ 12,899
Senior Vice President -           1998   $128,200   $      0      $  2,757        15,000        $  1,255
Marketing                         1997   $129,987   $      0      $  3,954        15,800        $  3,618

Richard F. Clement, Jr.           1999   $114,326   $      0      $  2,088            --        $ 12,184
Senior Vice President -           1998   $144,045   $      0      $  2,156        10,000        $  1,027
Exploration/President -           1997   $149,783   $      0      $  2,754        15,100        $ 87,860
Hydro Resources, Inc.

Richard A. Van Horn               1999   $115,283   $      0      $    863            --        $ 11,036
Senior Vice President -           1998   $132,749   $      0      $  1,960        25,000        $  1,200
Operations                        1997   $104,569   $      0      $    168        55,000        $ 19,349

Mark S. Pelizza                   1999   $ 95,384   $      0      $  7,456            --        $  6,166
Vice President - Health, Safety   1998   $107,634   $      0      $  6,386         9,000        $  1,010
and Environmental Affairs         1997   $109,713   $      0      $  2,560         7,700        $  3,057

(1) Represents amount paid for out-of-pocket medical and dental expenses under the Company's Supplemental Health Care Plan.

(2) Represents contributions made by the Company under the Company's 401(k) Profit Sharing Plan (see "401(k) Profit Sharing Plan" below); and compensation in shares of the Company's Common Stock under the 1999 Deferred Compensation Plan (See "Deferred Compensation Plan" below). The shares issued under the Deferred Compensation Plan were valued at $0.375 per share, such value exceeded the fair market value of such shares when issued. For Mr. Clement in 1997 includes moving costs received upon his relocation to Albuquerque, New Mexico ($84,281) and for Mr. Van Horn in 1997 includes moving costs received upon his relocation to Corpus Christi, Texas ($19,349).

(3) Salary for 1999 includes $99,904 which was deferred under the Company's 1999 Deferred Compensation Plan.

SUPPLEMENTAL HEALTH CARE PLAN

     The Company has adopted a health care plan (the "Supplemental Plan") for the officers of the Company and certain of the employees of the Company who are also stockholders, which supplements the standard health care plan available to all eligible employees of the Company (the "Standard Plan"). The Supplemental Plan pays directly to the participant 80% of all out-of-pocket medical and dental expenses not covered under the Standard Plan, including deductibles and co-insurance amounts. Additionally, the Supplemental Plan provides to each participant $100,000 of accidental death and dismemberment insurance protection and a world wide medical assistance benefit. Each participant in the Supplemental Plan may receive a maximum annual benefit of $50,000 or $100,000, at the Company's option. The Company pays an annual premium under the Supplemental Plan equal to $250 per participant plus 10% of claims paid. There are currently ten officers and employees covered by the Supplemental Plan.

401(k) PROFIT SHARING PLAN

     The Company maintains a defined contribution profit sharing plan for employees of the Company (the "401(k)") that is administered by a committee of trustees appointed by the Company. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year the Company makes a contribution to the 401(k) out of its current or accumulated net profits (as defined) in an amount determined by the Board of Directors but not exceeding 15% of the total compensation paid or accrued to participants during such fiscal year. The Company's contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at the Company's discretion) of the participants' contributions, up to 4% of each participant's gross pay. For the plan years ended July 31, 1999 and July 31, 1998, the Company contributed amounts equal to 25% of the participant's contributions, up to 4% of gross pay. For the plan year ended July 31, 1997, the Company contributed amounts equal to 50% of the participants' contribution, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

STOCK OPTION PLANS

     On December 19, 1995, the Company's Stockholders approved the 1995 Stock Incentive Plan (the "1995 Plan") for key employees of the Company. The 1995 Plan initially authorized grants of incentive stock options and non-qualified options to purchase up to an aggregate of 750,000 shares of Common Stock. The Company adopted an amendment to the 1995 Plan which increased the number of shares of Common Stock authorized to be issued to 1,250,000 shares. The Employees' Stock Option Committee of the Board of Directors is responsible for the administration of the 1995 Plan and has the full authority, subject to the provisions of the 1995 Plan, to determine to whom and when to grant options and the number of shares of Common Stock covered by each grant. As of March 31, 2000, a total of 409,725 shares are reserved for issuance upon exercise of options granted under the 1995 Plan and 840,275 shares were reserved for exercise upon the future grant of options under the 1995 Plan. No shares have been issued upon the exercise of options under the 1995 Plan.

     The 1995 Plan replaced the Company's previous plan maintained for employees under which the Company was authorized to grant non-qualified options. All outstanding options under that plan will remain in effect but no new options will be granted under that plan. As of March 31, 2000, a total of 356,737 shares are reserved for issuance under that plan.

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

     The Company's directors and executive officers elected to defer an aggregate amount of $231,844 of their 1999 salaries pursuant to the Deferred Compensation Plan, $59,116 of which was received by such directors and executive officers for 302,939 shares of the Company's Common Stock.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to the executive officers named in the Summary Compensation Table in the fiscal year ended December 31, 1999.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 1999 and the year-end value of unexercised options held by each of the executive officers named in the Summary Compensation Table.

                                                                  NUMBER OF
                                                                  SECURITIES            VALUE OF
                                                                  UNDERLYING          UNEXERCISED
                                SHARES                           UNEXERCISED          IN-THE-MONEY
                             ACQUIRED ON    VALUE REALIZED    OPTIONS AT FISCAL    OPTIONS AT FISCAL
        NAME                 EXERCISE (#)         ($)            YEAR END (#)         YEAR END ($)
        ----                 ------------   --------------    -----------------    -----------------

                                                               EXERCISABLE/         EXERCISABLE/
                                                              UNEXERCISABLE        UNEXERCISABLE
                                                              -------------        -------------
Paul K. Willmott(1)               --               --           100,000/0                **
                                                                100,000/0                **
                                                                 40,200/0                **
                                                               28,254/9,416              **
                                                              13,140/13,140              **
                                                              10,000/30,000              **
                                                                 19,000/0                **
                                                                 1,000/0                 **

Joe H. Card(2)                    --               --            1,750/0                 **
                                                                 6,064/0                 **
                                                               10,080/3,360              **
                                                               7,900/7,900               **
                                                               3,750/11,250              **

Richard F. Clement, Jr.(3)        --               --            24,750/0                **
                                                                 27,720/0                **
                                                              12,099/4,031               **
                                                              56,250/18,750              **
                                                               7,550/7,550               **
                                                               2,500/7,500               **

Richard A. Van Horn(4)            --               --          27,500/27,500             **
                                                               6,250/18,750              **

Mark S. Pelizza(5)                --               --             14,437/0               **
                                                               7,020/2,340               **
                                                               3,850/3,850               **
                                                               2,250/6,750               **

--------
** Represents an option whose grant price is above the December 31, 1999 closing price on the OTC Bulletin Board.

(1) Based on the closing price on the OTC Bulletin Board on December 31, 1999 ($0.14) less the grant prices of $4.13, $8.38, $6.88, $9.75, $7.125, $2.9375,
$4.25 and $5.88, respectively.

(2) Based on the closing price on the OTC Bulletin Board on December 31, 1999 ($0.14) less the grant prices of $2.94, $6.88, $9.75, $7.125 and $2.9375, respectively.

(3) Based on the closing price on the OTC Bulletin Board on December 31, 1999 ($0.14) less the grant price of $2.94, $6.88, $9.75, $16.13, $7.125 and $2.9375, respectively.

(4) Based on the closing price on the OTC Bulletin Board on December 31, 1999 ($0.14) less the grant price of $5.50 and $2.9375, respectively.

(5) Based on the closing price on the OTC Bulletin Board on December 31, 1999 ($0.14) less the grant price of $2.94, $9.75, $7.125 and $2.9375, respectively.

DIRECTOR COMPENSATION

     Under the Company's Directors' Stock Option Plan ("Directors' Plan"), each new non-employee director elected or appointed to the Board of Directors for the first time shall be granted an option to purchase 20,000 shares of Common Stock as of the date of such election or appointment and, upon the re-election of a non-employee director at an annual meeting of the Company's stockholders, such director will be granted an option to purchase an additional 1,000 shares as of the date of such election. As of March 31, 2000, a total of 71,000 shares are reserved for issuance upon exercise of options granted under the Directors' Plan and 77,000 shares were reserved for exercise upon the future grant of options under the Directors' Plan. Mr. Erdahl holds options covering 26,000 shares under the Directors' Plan and Mr. Ireland holds options covering 25,000 shares under the Directors' Plan. Mr. Willmott holds options covering 20,000 shares under the Directors' Plan. In addition, Messrs. Ireland and Erdahl each hold options to purchase 100,000 shares of Common Stock. Those options were not granted under the Directors' Plan. On November 17, 1997, the Company entered into agreements with each of its non-employee directors to amend the terms of these nonqualified stock options such that the expiration date of the option was extended for three years until 2001 and the exercise price was increased by $0.25 per share. Compensation for 1999 to the non-employee directors was awarded at the rate of $3,000 per quarter plus $1,000 per meeting attended of the Board and committees of the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In August 1994, the Company formed a Compensation Committee to determine the compensation of the executive officers and to set the guidelines for compensation for the employees of the Company. During the fiscal year ended December 31, 1999, the Compensation Committee was comprised of Leland O. Erdahl and George R. Ireland . No member of the Compensation Committee has been or was during the fiscal year ended December 31, 1999, an officer or employee of the Company or any of the Company's subsidiaries. In addition, no member of the Compensation Committee during the fiscal year ended December 31, 1999 had any relationship requiring disclosure under the caption "Certain Relationships and Related Transactions." No executive officer of the Company serves or served on the compensation committee of another entity during the fiscal year ended December 31, 1999 and no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Compensation Committee of the Company.

COMPENSATION AGREEMENTS WITH KEY EXECUTIVES

     In June 1997, the Company entered into Compensation Agreements with six of its key executives. Each of these agreements provide that in the event of a change in control of the Company, the executive will have certain rights and benefits for a period of either twenty-four or thirty-six months following such change in control. In particular, the agreements specify that the executive will continue to receive compensation and benefits for the remainder of the applicable period if the Company terminates the executive or if the executive terminates his employment following the occurrence of certain actions without the executive's consent. However, the Company is not obligated to provide such rights and benefits to the executive if the executive was terminated for cause or does not resign as an officer and/or director promptly after receiving written request from the Company to do so.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 28, 2000, certain information regarding persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.

PRINCIPAL STOCKHOLDERS

                                                   AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS(2)
------------------------------------              ----------------------       -------------------
Lindner Allocation Fund
7711 Carondelet Avenue, Suite 700                      2,208,609(3)                 15.2%
Clayton, MO 63105

Lindner Market Neutral Fund
7711 Carondelet Avenue, Suite 700                        902,869(4)                  6.2%
Clayton, MO 63105

The Winchester Group
335 Madison Avenue                                     4,035,650(5)                 27.8%
New York, NY 10017

Rudolf J. Mueller
335 Madison Avenue                                     2,892,600(6)                 19.9%
New York, NY 10017

Santa Fe Pacific Gold Corporation
(a wholly owned subsidiary of                          1,200,000                     8.3%
Newmont Gold Company)
1700 Lincoln Street
Denver, CO  80203


-------------
(1) Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.

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

(3) Ownership includes 625,000 shares obtainable at $3.00 per share pursuant to warrants that are exercisable through May 31, 2000.

(4) Ownership includes 375,000 shares obtainable at $3.00 per share pursuant to warrants that are exercisable through May 31, 2000.

(5) Has no ownership or voting rights but has shared investment power with respect to these shares.

(6) Has sole voting and investment power with respect to 2,834,400 shares and shared voting and investment power with respect to 58,200 shares.

DIRECTORS AND EXECUTIVES

     The following table sets forth as of December 31, 1999 certain information regarding the beneficial ownership of the Company's Common Stock by (i) each director and nominee for director of the Company, (ii) each of the executive officers named in the Summary Compensation Table set forth below under the caption Executive Compensation, and (iii) all directors and executive officers as a group.

                NAME OF                 AMOUNT AND NATURE OF
           BENEFICIAL OWNER            BENEFICIAL OWNERSHIP(1)       PERCENT OF CLASS(2)
           ----------------            -----------------------       -------------------
           Paul K. Willmott                 380,843(3)                       2.8%
              Joe H. Card                    84,911(4)                         *
           Leland O. Erdahl                 143,240(5)                       1.1%
           George R. Ireland                179,740(6)                       1.4%
        Richard F. Clement, Jr.             206,343(7)                       1.5%
          Richard A. Van Horn                78,400(8)                         *
            Mark S. Pelizza                 298,055(9)                       2.3%
All executive officers and directors      1,459,692(10)                     10.9%
       as a group (8 persons)

---------------
* Less than 1%.

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

(3) Includes 337,580 shares that may be obtained by Mr. Willmott through the exercise of stock options which are currently exercisable. Does not include 26,570 shares that may be obtained by Mr. Willmott through the exercise of stock options exercisable more than 60 days from the date hereof.

(4) Includes 40,604 shares that may be obtained by Mr. Card through the exercise of stock options which are currently exercisable. Does not include 11,450 shares that may be obtained by Mr. Card through the exercise of stock options exercisable more than 60 days from the date hereof.

(5) Includes 123,500 shares that may be obtained by Mr. Erdahl through the exercise of stock options which are currently exercisable. Does not include 2,500 shares that may be obtained by Mr. Erdahl through the exercise of stock options exercisable more than 60 days from the date hereof.

(6) Includes 122,500 shares that may be obtained by Mr. Ireland through the exercise of stock options which are currently exercisable. Does not include 2,500 shares that may be obtained by Mr. Ireland through the exercise of stock options exercisable more than 60 days from the date hereof.

(7) Includes 141,175 shares that may be obtained by Mr. Clement through the exercise of stock options which are currently exercisable. Does not include 27,525 shares that may be obtained by Mr. Clement through the exercise of stock options exercisable more than 60 days from the date hereof.

(8) Includes 40,000 shares that may be obtained by Mr. Van Horn through the exercise of stock options which are currently exercisable. Does not include 40,000 shares that may be obtained by Mr. Van Horn through the exercise of stock options exercisable more than 60 days from the date hereof.

(9) Includes 34,072 shares that may be obtained by Mr. Pelizza through the exercise of stock options which are currently exercisable. Does not include 6,425 shares that may be obtained by Mr. Pelizza through the exercise of stock options exercisable more than 60 days from the date hereof.

(10 Includes 895,191 shares that may be obtained through the exercise of stock options which are currently exercisable or will become exercisable within 60 days.

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

Date: April 14, 2000

                  URANIUM RESOURCES, INC.

                  By:    /s/ Paul K. Willmott
                         --------------------------------
                         Paul K. Willmott, President and
                         Chief Executive Officer


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

 /s/  Thomas H. Ehrlich                                          April 14, 2000
-----------------------------------------------------
Thomas H. Ehrlich,
Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

 /s/  Leland O. Erdahl                                           April 14, 2000
-----------------------------------------------------
Leland O. Erdahl, Director

 /s/  George R. Ireland                                          April 14, 2000
-----------------------------------------------------
George R. Ireland, Director

              URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants for the Years Ended December 31, 1998 and 1997...................F-2

Consolidated Balance Sheets (unaudited as to December 31, 1999)...........................................F-3

Consolidated Statements of Operations (unaudited as to Year Ended December 31, 1999)......................F-5

Consolidated Statements of Common Shareholders' Equity (unaudited as to Year Ended Dec. 31, 1999).........F-6

Consolidated Statements of Cash Flows (unaudited as to Year Ended December 31, 1999)......................F-7

Notes to Consolidated Financial Statements (unaudited as to December 31, 1999)............................F-8


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

                            ADDITIONAL FINANCIAL DATA

Financial statement schedules for the years ended
December 31, 1999, 1998 and 1997

     II   -   Valuation and Qualifying Accounts and Reserves................F-24

         The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Uranium Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years in the period ended December 31, 1998 and 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. and subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the two years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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

Dallas, Texas
     February 26, 1999

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                December 31,
                                                       ------------------------------
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

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                          December 31,
                                                                 ------------------------------
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

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Year Ended December 31,
                                                            ------------------------------------------------
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

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                       ------------------------------------------------
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

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 1999, 1998 AND 1997
                       (UNAUDITED AS TO DECEMBER 31, 1999)


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

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 1999, 1998 AND 1997
                       (UNAUDITED AS TO DECEMBER 31, 1999)


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

CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Additional disclosures of cash flow information follow:

                                                          Twelve Months Ended December 31,
                                                 1999                   1998                   1997
                                               --------               --------               --------
Cash paid during the period for:
     Interest                                  $351,000               $567,000               $687,000

         The change in inventories in the Consolidated Statements of Cash Flows during 1999, 1998 and 1997 excludes the changes in uranium inventories for non-cash capitalized restoration and depreciation and depletion provisions. Such decreases totaled ($241,000), ($1,088,000), and ($816,000), respectively.

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 1999, 1998 AND 1997
                       (UNAUDITED AS TO DECEMBER 31, 1999)


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

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 1999, 1998 AND 1997
                       (UNAUDITED AS TO DECEMBER 31, 1999)


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

                            URANIUM RESOURCES, INC.

                        DECEMBER 31, 1999, 1998 AND 1997
                       (UNAUDITED AS TO DECEMBER 31, 1999)

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

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 1999, 1998 AND 1997
                       (UNAUDITED AS TO DECEMBER 31, 1999)


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

                             URANIUM RESOURCES, INC.

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

SUMMARY OF LONG-TERM DEBT

                                                      At December 31,
                                                 -------------------------
                                                    1999           1998
                                                 ----------     ----------
Long-term debt of the Company consists of:
     Lindner Note                                $5,921,632     $5,733,520
     Crownpoint property (Note 3)                   450,000        450,000
     Other                                            5,576         13,487
                                                 ----------     ----------
                                                  6,377,208      6,197,007
     Less - Current portion                           5,000          8,000
                                                 ----------     ----------
          Total long-term debt                   $6,372,208     $6,189,007
                                                 ==========     ==========

Maturities of long-term debt are as follows:

For the Twelve Months Ended:                         For the Twelve Months Ended:
----------------------------                         ----------------------------
December 31, 2000                  $5,000            December 31, 2003                           --
December 31, 2001                  $1,000            December 31, 2004 and beyond            $450,000
December 31, 2002                    --

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

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 1999, 1998 AND 1997
                       (UNAUDITED AS TO DECEMBER 31, 1999)


Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("FAS 123"), the Company's net earnings (loss) and earnings (loss) per share ("EPS") for the year ended December 31, 1999, 1998 and 1997 would have been reduced to the following pro forma amounts:

                                                            1999             1998             1997
                                                            ----             ----             ----
              Net Earnings (Loss):      As reported    $(39,839,734)    $(18,979,821)     $(1,324,871)
                                          Pro forma    $(40,545,062)    $(19,684,005)     $(2,983,028)

                        Basic EPS:      As reported    $      (3.27)    $      (1.57)     $     (0.11)
                                          Pro forma    $      (3.33)    $      (1.63)     $     (0.25)

                      Diluted EPS:      As reported    $      (3.27)    $      (1.57)     $     (0.11)
                                          Pro forma    $      (3.33)    $      (1.63)     $     (0.25)

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

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 1999, 1998 AND 1997
                       (UNAUDITED AS TO DECEMBER 31, 1999)


                                                                   ---------------------------------------------------------
                                                                                      At December 31, 1999
                                                                   ---------------------------------------------------------
                                                                     Options
                                       Exercise       Options       Available       Options        Options       Options
        Date of Grant                   Price         Granted      for Exercise    Exercised       Canceled     Outstanding
        -------------                ------------   ------------   ------------   ------------   ------------   ------------
January 15, 1992                     $       2.94        617,248         99,437        327,625        190,186         99,437
May 22, 1992                         $       3.00          2,000           --            1,000          1,000           --
                                     ------------   ------------   ------------   ------------   ------------   ------------
   Balances at December 31, 1992                         619,248         99,437        328,625        191,186         99,437
                                     ------------   ------------   ------------   ------------   ------------   ------------
February 26, 1993                    $       2.50         10,000           --            2,500          7,500           --
May 27, 1993                         $       3.50          2,000           --              500          1,500           --
                                     ------------   ------------   ------------   ------------   ------------   ------------
   Balances at December 31, 1993                         631,248         99,437        331,625        200,186         99,437
                                     ------------   ------------   ------------   ------------   ------------   ------------
July 11, 1994                        $       4.38         20,000         20,000           --             --           20,000
August 10, 1994                      $       4.25        140,000         19,000          1,000        120,000         19,000
December 15, 1994                    $       5.88          3,000          2,000           --            1,000          2,000
                                     ------------   ------------   ------------   ------------   ------------   ------------
   Balances at December 31, 1994                         794,248        140,437        332,625        321,186        140,437
                                     ------------   ------------   ------------   ------------   ------------   ------------
February 24, 1995                    $       4.13        210,000        100,000           --          110,000        100,000
April 12, 1995                       $       3.88         10,000         10,000           --             --           10,000
May 26, 1995                         $       3.75         40,000         20,000           --           20,000         20,000
August 16, 1995                      $       8.38        100,000        100,000           --             --          100,000
August 31, 1995                      $       6.88        127,508        107,584           --           19,924        107,584
October 11, 1995                     $       6.94         35,000         35,000           --             --           35,000
December 19, 1995                    $       5.50          3,000          2,000           --            1,000          2,000
                                     ------------   ------------   ------------   ------------   ------------   ------------
   Balances at December 31, 1995                       1,319,756        515,021        332,625        472,110        515,021
                                     ------------   ------------   ------------   ------------   ------------   ------------
February 22, 1996                    $       9.75        178,810        102,168           --           42,600        136,210
May 29, 1996                         $      17.00          3,000          1,500           --            1,000          2,000
May 30, 1996                         $      16.13         75,000         56,250           --             --           75,000
July 22, 1996                        $      11.13         50,000           --             --           50,000           --
                                     ------------   ------------   ------------   ------------   ------------   ------------
   Balances at December 31, 1996                       1,626,566        674,939        332,625        565,710        728,231
                                     ------------   ------------   ------------   ------------   ------------   ------------
February 10, 1997                    $      7.125        182,405         65,696           --           51,025        131,380
April 1, 1997                        $       5.50         55,000         27,500           --             --           55,000
May 1, 1997                          $       5.00          3,000          1,000           --            1,000          2,000
                                     ------------   ------------   ------------   ------------   ------------   ------------
   Balances at December 31, 1997                       1,866,971        769,135        332,625        617,735        916,611
                                     ------------   ------------   ------------   ------------   ------------   ------------
February 23, 1998                    $     2.9375        172,000         37,500           --           22,000        150,000
June 5, 1998                         $       2.50          3,000            500           --            1,000          2,000
                                     ------------   ------------   ------------   ------------   ------------   ------------
   Balances at December 31, 1998                       2,041,971        807,135        332,625        640,735      1,068,611
                                     ------------   ------------   ------------   ------------   ------------   ------------
June 18, 1999                        $       2.50          2,000           --             --             --            2,000
                                     ------------   ------------   ------------   ------------   ------------   ------------
   Balances at December 31, 1999                       2,043,971        807,135        332,625        640,735      1,070,611
                                     ============   ============   ============   ============   ============   ============


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

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 1999, 1998 AND 1997
                       (UNAUDITED AS TO DECEMBER 31, 1999)


10.      FEDERAL INCOME TAXES

         The deferred federal income tax liability consists of the following:

                                                                December 31,
                                                       ------------------------------
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
                                                       ============      ============


         Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

                                                                  For the Twelve Months Ended December 31,
                                      --------------------------------------------------------------------------------------------
                                                  1999                            1998                            1997
                                      ----------------------------     --------------------------     ----------------------------
                                                      % of Pretax                     % of Pretax                     % of Pretax
                                         Amount          Income           Amount         Income          Amount          Income
                                      ------------    ------------     ------------   -----------     ------------    ------------
Pretax loss                           $(40,103,544)                    $(23,724,821)                  $ (1,598,096)
                                      ------------    ------------     ------------    ----------     ------------    -----------
Pretax loss times
  statutory tax rate                   (13,635,000)            (34)%     (8,066,000)          (34)%       (543,000)         (34.0)%
Increases in taxes resulting from:
   Percentage depletion                 13,635,000              34%       8,066,000            34%         543,000           34.0%
   Alternative minimum
     tax                                  (263,810)           (0.7)%     (4,745,000)          0.0%        (273,225)           0.0%
                                      ------------    ------------     ------------    ----------     ------------    -----------
Income tax benefit                    $   (263,810)           (0.7)%   $ (4,745,000)          (20)%   $   (273,225)         (17.1)%
                                      ============    ============     ============    ==========     ============    ===========


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

                            URANIUM RESOURCES, INC.

                        DECEMBER 31, 1999, 1998 AND 1997
                      (UNAUDITED AS TO DECEMBER 31, 1999)


11.      OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

                                                                       December 31,
                                                                 -------------------------
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

                                                                     SCHEDULE II


                             URANIUM RESOURCES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                            Additions
                                                     -------------------------
                                      Balance at     Charged to     Charged to
                                      Beginning      Costs and        Other                          Balance at End
            Description               of Period       Expenses       Accounts       Deductions(a)      of Period
            -----------               ----------     ----------     ----------      -------------    --------------

Year ended December 31, 1999:
   Accrued restoration costs ....     $5,292,382     $  234,537     $   44,961(b)     $  344,461     $5,137,497(c)

Year ended December 31, 1998:
   Accrued restoration costs ....     $4,762,108     $  692,317     $   92,687(b)     $   69,356     $5,292,382(c)

Year ended December 31, 1997:
   Accrued restoration costs ....     $4,136,495     $1,032,587     $   89,703(b)     $  317,271     $4,762,108(c)


--------------------------------

(a)  Deductions represent costs incurred in the restoration process.

(b) Increase (decrease) resulted primarily from the change in the amounts of restoration provision included in ending uranium inventory.

(c) Amounts recorded as current liabilities at December 31, 1999, 1998 and 1997 are $83,000, $324,000, and $511,000, respectively.

                                  EXHIBIT INDEX


EXHIBIT                                                                                             SEQUENTIALLY
NUMBER                                       DESCRIPTION                                            NUMBERED PAGE
-------                                      -----------                                            -------------
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

 10.10*        Contract for the Purchase of Natural Uranium Concentrates (U(3)O(8)) dated April 5,
               1994 between Uranium Resources, Inc., URI, Inc. and Pacific Gas & Electric Company
               (filed with the Company's Annual Report on Form 10-K for the year ended December 31,
               1994).(1)

 10.11*        Agreement for the Sale of Uranium Concentrates dated as of August 23, 1990 between
               OES Fuel, Incorporated, Uranium Resources, Inc. and URI, Inc. (filed with
               Post-Effective Amendment No. 3 to the Company's Form S-1 Registration Statement as
               filed with the Securities and Exchange Commission on December 7, 1990).(1)

EXHIBIT                                                                                             SEQUENTIALLY
NUMBER                                       DESCRIPTION                                            NUMBERED PAGE
-------                                      -----------                                            -------------
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

EXHIBIT                                                                                             SEQUENTIALLY
NUMBER                                       DESCRIPTION                                            NUMBERED PAGE
-------                                      -----------                                            -------------
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