Form 10-Q
period 2000-03-31
URANIUM RESOURCES INC /DE/
filed 2000-05-15
CIK 839470

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------   Exchange Act of 1934

                For the quarterly period ended March 31, 2000 or

          Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934

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
                                    Yes   X      No
                                       -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class of Common Stock                           Number of Shares Outstanding
         -----------------------------------                           ----------------------------

            Common Stock, $0.001 par value                             14,520,366 as of  May 10, 2000


--------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                    2000 FIRST QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets -
                               March 31, 2000 and December 31, 1999
                               (Unaudited)                                                3

                           Consolidated Statements of Operations -
                               Three Months Ended March 31, 2000 and 1999
                               (Unaudited)                                                5

                           Consolidated Statements of Cash Flows -
                               Three Months Ended March 31, 2000
                               and 1999 (Unaudited)                                       6

                           Notes to Consolidated Financial
                               Statements - March 31, 2000 (Unaudited)                    7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                 8


PART II -- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                       12


SIGNATURES                                                                               13


INDEX TO EXHIBITS                                                                       E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2000 AND DECEMBER 31, 1999 (NOTE 1)

                                     ASSETS
                                   (UNAUDITED)



                                                                   March 31,        December 31,
                                                                 ------------       ------------
                                                                     2000               1999
                                                                 ------------       ------------

         Current assets:
            Cash and cash equivalents                            $    845,236       $    493,567
            Receivables, net                                           83,011          1,155,198
            Uranium inventory                                              --            112,901
            Materials and supplies inventory                           67,619             70,319
            Prepaid and other current assets                           20,911             45,913
                                                                 ------------       ------------
               Total current assets                                 1,016,777          1,877,898
                                                                 ------------       ------------

         Property, plant and equipment, at cost:
            Uranium properties                                     99,159,584         99,400,677
            Other property, plant and equipment                       383,166            383,229
            Less-accumulated depreciation and depletion           (97,829,785)       (97,578,333)
                                                                 ------------       ------------
               Net property, plant and equipment                    1,712,965          2,205,573

         Long-term investment:
            Certificate of deposit, restricted                      3,651,758          3,651,758
         Other assets                                                   4,299              4,299
                                                                 ------------       ------------
                                                                 $  6,385,799       $  7,739,528
                                                                 ============       ============



         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2000 AND DECEMBER 31, 1999 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                      March 31,        December 31,
                                                                    ------------       ------------
                                                                        2000               1999
                                                                    ------------       ------------

         Current liabilities:
            Accounts payable                                        $    287,865       $    396,836
            Notes payable                                                     --            575,000
            Accrued interest payable                                       2,492              2,336
            Current portion of long-term debt                              3,000              5,000
            Royalties payable                                             60,437             64,922
            Current portion of restoration reserve                        83,000             83,000
            Other accrued liabilities                                    243,080            164,646
                                                                    ------------       ------------
               Total current liabilities                                 679,874          1,291,740
                                                                    ------------       ------------

         Other long-term liabilities and deferred credits              6,200,478          6,474,680

         Long-term debt, less current portion                            450,515          6,372,208

         Shareholders' equity:
            Common stock, $0.001 par value, shares authorized:
            25,000,000 shares issued and outstanding
            (net of treasury shares): 2000 - 14,520,366
            1999 - 12,341,290                                             14,673             12,494

            Paid-in capital                                           47,032,653         40,737,736
            Retained earnings (accumulated deficit)                  (47,982,976)       (47,139,912)
            Less: Treasury stock (152,500 shares), at cost                (9,418)            (9,418)
                                                                    ------------       ------------
               Total shareholders' equity                               (945,068)        (6,399,100)
                                                                    ------------       ------------
                                                                    $  6,385,799       $  7,739,528
                                                                    ============       ============



         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (NOTE 1)
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                              March 31,
                                                                    -------------------------------
                                                                        2000               1999
                                                                    ------------       ------------
         Revenues:
            Uranium sales -
               Produced uranium                                     $    121,954       $         --
               Purchased uranium                                         815,148              1,512
                                                                    ------------       ------------
                  Uranium sales                                          937,102              1,512

         Other uranium revenues                                          144,793                 --
                                                                    ------------       ------------
                     Total revenue                                     1,081,895              1,512

         Costs and expenses:
            Cost of uranium sales -
               Direct cost of purchased uranium                          799,850                 --
               Royalties                                                  16,626                 --
               Operating expenses                                        359,195            449,328
               Provision for restoration and reclamation costs            12,190             20,000
               Depreciation and depletion                                111,458             22,863
               Writedown of uranium properties                           193,925                 --
                                                                    ------------       ------------
                  Total cost of uranium sales                          1,493,244            492,191
                                                                    ------------       ------------

            Loss from operations
               before corporate expenses                                (411,349)          (490,679)

            Corporate expenses -
               General and administrative                                451,114            491,947
               Depreciation                                                5,567              6,080
                                                                    ------------       ------------
                  Total corporate expenses                               456,681            498,027
                                                                    ------------       ------------
            Loss from operations                                        (868,030)          (988,706)

            Other income (expense):
               Interest expense, net of capitalized interest             (39,099)           (39,935)
               Interest and other income, net                             64,065             44,762
                                                                    ------------       ------------
                  Total other income                                      24,966              4,827
                                                                    ------------       ------------
         Loss before federal income taxes                               (843,064)          (983,879)

         Federal income tax benefit:
            Current                                                           --                 --
            Deferred                                                          --           (198,000)
                                                                                       ------------
         Net loss                                                   $   (843,064)      $   (785,879)
                                                                    ============       ============

         Net loss per common share and
          common equivalent (basic and diluted)                     $      (0.06)      $      (0.07)
                                                                    ============       ============

         Weighted average common shares and common
          equivalent shares per share data
            Basic                                                     13,555,670         12,053,027
                                                                    ============       ============
            Diluted                                                   13,555,670         12,053,027
                                                                    ============       ============



         The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (NOTE 1)
                                   (UNAUDITED)


                                                                                           March 31
                                                                                 -----------------------------
                                                                                    2000               1999
                                                                                 -----------       -----------

         Cash flows from operations:
            Net loss                                                             $  (843,064)      $  (785,879)
            Reconciliation of net income to cash provided by operations-
               Provision for restoration and reclamation costs                        12,190            20,000
               Depreciation and depletion                                            117,025            28,943
               Writedown of uranium properties                                       193,925                --
               Credit for deferred income taxes                                           --          (198,000)
               Decrease in restoration and reclamation accrual                       (27,909)         (135,352)
               Other non-cash items, net                                             150,488           154,909
                                                                                 -----------       -----------
            Cash flow used in operations, before changes in
             operating working capital items                                        (397,345)         (915,379)
            Effect of changes in operating working capital items-
               (Increase) decrease in receivables                                  1,072,187         1,475,604
               (Increase) decrease in inventories                                     44,811          (390,817)
               (increase) decrease in prepaid and other current assets                   294          (159,195)
               Increase (decrease) in payables and accrued liabilities               (34,866)       (1,119,701)
                                                                                 -----------       -----------

            Net cash provided by (used in) operations                                685,081        (1,109,488)
                                                                                 -----------       -----------

            Investing activities:
               Increase in investments                                                    --            (2,432)
               (Additions to) proceeds from property, plant and equipment -
                  Kingsville Dome                                                    (30,971)          (70,403)
                  Rosita                                                             (16,414)          (26,371)
                  Vasquez                                                            (36,329)          (44,064)
                  Alta Mesa                                                               --               (37)
                  Churchrock                                                         (48,422)         (244,878)
                  Crownpoint                                                         377,265          (285,584)
                  Other property                                                      (1,480)          (73,740)
                                                                                 -----------       -----------
            Net cash provided by (used in) investing activities                      243,649          (747,509)
                                                                                 -----------       -----------

            Financing activities:
               Payments and refinancings of principal                               (577,061)       (1,686,862)
               Proceeds from borrowings                                                   --           500,000
                                                                                 -----------       -----------
             Net cash used in financing activities                                  (577,061)       (1,186,862)
                                                                                 -----------       -----------

             Net increase (decrease) in cash and cash equivalents                    351,669        (3,043,859)
             Cash and cash equivalents, beginning of period                          493,567         3,713,566
                                                                                 -----------       -----------

             Cash and cash equivalents, end of period                            $   845,236       $   669,707
                                                                                 ===========       ===========



         The accompanying notes to financial statements are an integral part of these consolidated statements.

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the unaudited financial statements included in the Company's 1999 Annual Report on Form 10-K. As a result of the Company not having an audit performed on its December 31, 1999 financial statements, the financial statements contained in this report have not been reviewed by the Company's independent public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2000.

2. FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to a continued period of depressed prices for uranium as compared to the Company's cost to produce uranium, the Company has generated operating losses in each of the last three years. Operating losses have continued during the first quarter of 2000. Such price declines have reduced the market price of uranium to levels that are currently below the Company's cost to produce uranium and below levels needed by the Company to obtain the necessary financing to allow development of new production areas at its South Texas sites. These factors raise substantial doubt concerning the ability of the Company to continue operating as a going concern.

         In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The Company has exhausted all of its available sources of cash to support continuing operations and will be unable to continue in business beyond June 2000 unless it can secure a cash infusion. If the Company is unable to secure such a cash infusion, it will consider all of its possible alternatives, including a possible filing in bankruptcy.

         During the fourth quarter of 1998 the Company began implementation of the shut-in and placement on stand-by of its Kingsville Dome and Rosita production facilities in response to these market conditions. Each production site was shut-in in the first quarter of 1999 but the Company maintained nominal production through July 1999 when the incremental production cost of operating exceeded the cost of purchasing uranium on the spot market.

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

3. LONG-TERM DEBT/SHAREHOLDERS EQUITY

LINDNER NOTE CONVERSION

         In February 2000, the Company converted $6,000,000 in debt and $344,000 in accrued interest into 2,111,478 shares of the Company's common stock related to the convertible note issued in May 1995 from Lindner Investments and Lindner Dividend Fund (the "Lindner Note"). In connection with the Lindner Note, the Company issued warrants to purchase up to 1,000,000 shares of the Company's common stock at $3.00 per share. Such warrants expire on May 31, 2000.

CAPITALIZED INTEREST

         Interest capitalized in the three months ended March 31, 2000 and 1999 was $61,000 and $147,000, respectively. Total interest costs in these periods were $100,000 and $186,000, respectively.

4. URANIUM PROPERTIES

PROPERTY REALIZABILITY

         The Company's near-term potential illiquidity has necessitated a reevaluation of the Company's method of valuing its uranium properties for accounting purposes as of December 31, 1999 and March 31, 2000. Prior to the fourth quarter of 1999, the Company had previously valued its uranium properties on a held for production basis, i.e., assuming that each property would be ultimately placed into production. Because of the Company's potential illiquidity, the Company has determined that it should value these properties on a held for sale basis.

         On a held for sale basis the Company has determined that the discounted cash flow method is the most reasonable method for valuing the properties, because of the lack of any data on sales of comparable properties or any other method that is reasonably available. For the three months ended March 31, 2000 this valuation method had the effect of expensing the capital costs incurred on the Company's uranium properties. Such costs totaled $202,000 during the quarter.

CROWNPOINT UNIT I PROPERTY

         The Company had mineral leases on nine separate parcels of land in northwest New Mexico with Navajo allotees who are the beneficial owners of the surface and mineral rights. The leases have been and are subject to approval by the Bureau of Indian Affairs (the "BIA"). Such approval had not been received at December 31, 1999 and the Company requested the return of escrowed funds for six of the Unit I leases which require additional efforts to complete the leasing process. In March 2000, the Company received funds totaling $440,000 related to these six leases. This transaction resulted in the writedown of the carrying value of the Company's uranium properties of $440,000 in the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This Item 2 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, proved undeveloped reserves and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's 1999 Annual Report on Form 10-K.

GOING CONCERN/UNCERTAIN FUTURE OPERATIONS

         The Company ceased production activities in 1999 at both of its two producing properties because of depressed uranium prices. In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The Company has exhausted all of its available sources of cash to support continuing operations and will be unable to continue in business beyond June 2000 unless it can secure a cash infusion. If the Company is unable to secure such a cash infusion, it will consider all of its possible alternatives, including a possible filing in bankruptcy.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows and Liquidity

         For the quarter ended March 31, 2000, the Company's cash and cash equivalents were $845,000 an increase of $352,000 as compared to a decrease of $3,044,000 for the first quarter of 1999. The Company's uranium operations provided cash flow from operations of $685,000 for the quarter ended March 31, 2000, in comparison to cash flow used in operations in the same period in 1999 of $1,109,000. The Company's net working capital at March 31, 2000 was $337,000.

         As a result of the volatility of spot prices in the uranium marketplace, the Company shut-in and placed on stand-by its two South Texas facilities in the first quarter of 1999. Nominal production from these sites continued through July 1999 until their incremental production costs exceeded the cost of purchasing uranium in the marketplace. The Company continues to maintain certain activities at these locations including its ongoing groundwater restoration efforts.

Investing Cash Flows

         South Texas Projects

         During the three months ending March 31, 2000, development expenditures at the Company's South Texas locations totaled $84,000. Capital expenditures in 2000 for these properties is expected to be minimal. The Company will require additional sources of funding in 2000 to fund its operating activities including those at the Kingsville Dome and Rosita locations.

         New Mexico Projects

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $112,000 for the three months ending March 31, 2000 compared to costs of $530,000 for the first quarter of 1999. Capital expenditures in 2000 for these properties is expected to be minimal. In March 2000, the Company received $440,000 in escrowed funds related to certain of the Company's Crownpoint Unit I properties.

Financing Cash Flows

         In July 1999, the Company extended its revolving credit facility through July 2000. This facility is secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Principal advances, outstanding under the facility totaled $575,000 at December 31, 1999 and such amount was repaid in the first quarter of 2000. At March 31, 2000, the Company had monetized all of its uranium sales contracts and uranium inventories. Without these underlying assets the Company is unable to draw on the credit facility or utilize it as a source of working capital.

ENVIRONMENTAL ASPECTS

         The Company utilizes ISL solution mining technology as its only mining method. Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". Nevertheless, the Company is highly regulated. Its primary environmental costs to date have been related to obtaining and complying with environmental mining permits and, once mining is completed, the reclamation and restoration of the surface areas and underground water quality to a condition consistent with applicable requirements. Accruals for the estimated future cost of such activities are made on a per-pound basis as part of production costs. See the Consolidated Statements of Operations for the applicable provisions for such future costs. See also Note 1 - "Restoration and Reclamation Costs" of Notes to Consolidated Financial Statements in the Company's Form 10-K as of December 31, 1999.

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

Three Months Ended March 31, 2000 and 1999

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     2000          1999
                                                  ---------      --------
                                            (In thousands, except per pound data)

Uranium sales revenue                              $   937        $ --

Other uranium revenues                             $   145        $ --

Total pounds delivered
                                                        98          --

Average sales price/pound                          $  9.58          N/A

Pounds produced                                         --           68

Pounds purchased                                        85          --

Average production cost of produced pounds(a)          N/A      $ 12.68

Average cost of purchased pounds                   $  9.41          N/A

Average cost of produced pounds sold                   (b)          N/A

Average cost of purchased pounds sold              $  9.41          N/A

(a) Production costs 1999 exclude approximately $273,000 in fixed "stand-by" costs incurred at the South Texas sites related to the transition from an operating to a stand-by mode in the first quarter of 1999. The incremental cash cost of production (costs incurred in addition to those required to maintain the projects while in a stand-by mode) in the first quarter was approximately $8.90 per pound.

(b) The Company ceased uranium production operations in the first quarter of 1999 when its South Texas projects were placed on stand-by. Costs while on stand-by are expensed to operating expenses as they are incurred. A nominal amount of production has occurred while the projects have been on stand-by, the inventory resulting from such incidental production was valued at the spot market cost.

         The Company delivered 98,000 pounds of uranium in the first quarter of 2000. The Company does not have any remaining deliveries scheduled for the balance of 2000 or beyond. No uranium deliveries were made in the first quarter of 1999.

         Details of the cost of uranium sales were as follows:

                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                2000         1999
                                                               -------      -------
                                                                  (In thousands)

         Cost of purchased uranium                             $   800      $   --
         Royalties                                                  17          --
         Operating expenses                                        359         449
         Provision for restoration and reclamation costs            12          20
         Depreciation and depletion of uranium properties          112          23
         Writedown of uranium properties                           202          --
                                                               -------      ------
                   Total cost of uranium sales                 $ 1,501      $  492
                                                               =======      ======

         The Company placed its South Texas production facilities on stand-by in the first quarter of 1999 but maintained nominal production until the incremental cost of production exceeded the cost of purchasing uranium in the spot market. All production activities ceased in July 1999. Total production in the first quarter of 1999 was 68,000 pounds. The average per pound production cost for the first quarter of 1999 was $12.68. Excluded from the 1999 production costs were approximately $273,000 of stand-by related costs. The incremental cash cost of production in the first quarter was approximately $8.90 per pound.

         Operating expenses in the first quarter of 2000 resulted from the sale in uranium inventory ($43,000) and stand-by related costs ($316,000). Operating expenses in the first quarter of 1999 resulted from a lower of cost or market adjustment applied to the Company's inventory at March 31, 1999. The carrying value of its inventory at March 31, 1999 was $13.01.

         The provision for restoration and reclamation in the first three months ended March 31, 2000 was $12,000, compared to $20,000 for 1999.

         The depreciation and depletion provision in the quarter ended March 31, 2000 was $111,000 compared to $23,000 in the first quarter of 1999.

         The Company incurred royalties from production sold in the first quarter of 2000 of $17,000. No royalty expense was incurred in the first quarter of 1999.

         Uranium purchases were made in the first quarter of 2000 at $9.41 per pound. No such purchases were made in the same quarter ended March 31, 1999

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $457,000 in the first quarter of 2000 from $498,000 in the first quarter of 1999. The lower G&A costs in 2000 reflect the continued focus on reducing costs throughout all corporate levels and activities.

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

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on March 31, 2000 reporting under Item 5 the Company's liquidity position and its requirement for additional time to file its 1999 Annual Report on Form 10-K.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     URANIUM RESOURCES, INC.




Dated:  May 12, 2000                 By:   /s/ Paul K. Willmott
                                        ---------------------------------------
                                           Paul K. Willmott
                                           Director, President and
                                           Chief Executive Officer





Dated:  May 12, 2000                 By:   /s/ Thomas H. Ehrlich
                                        ---------------------------------------
                                           Thomas H. Ehrlich
                                           Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------

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

10.6*           Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the
                Company's Form S-1 Registration Statement (File No. 33-32754) as filed with the
                Securities and Exchange Commission on February 20, 1990).

10.7*           Note and Warrant Purchase Agreement entered into May 25, 1995 by and among Lindner
                Investments, Lindner Dividend Fund and the Company (filed with the Company's Current
                Report on Form 8-K dated May 25, 1995).

10.8*           Loan Agreement entered into June 18, 1996 by and between Lindner Dividend Fund and the Company (filed with the Company's Annual Report on Form 10-K dated March 27,
                1997).

10.9*           Agreement of Santa Fe Pacific Gold Corporation as Uranco, Inc. Shareholder with the
                Company and Guarantee of the Company dated as of March 25, 1997 (filed with the
                Company's Annual Report on Form 10-K dated March 27, 1997).(1)

10.10*          Stock Exchange Agreement and Plan of Reorganization dated as of March 25, 1997
                (filed with the Company's Annual Report on Form 10-K dated March 27, 1997).

10.11*          License to Explore and Option to Purchase dated March 21, 1997 between Santa Fe
                Pacific Gold Corporation and Uranco, Inc. (filed with the Company's Annual Report on
                Form 10-K dated March 27, 1997).(1)

EXHIBIT
NUMBER                                     DESCRIPTION
------                                     -----------

10.12*          Amendment #1 to Nonqualified Stock Option Agreement dated November 17, 1997 between the Company and Leland O. Erdahl (filed with the Company's Annual Report on Form
                10-K dated March 27, 1998).

10.13*          Amendment #1 to Nonqualified Stock Option Agreement dated November 17, 1997 between the Company and George R. Ireland (filed with the Company's Annual Report on Form
                10-K dated March 27, 1998).

10.14*          Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott
                (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.15*          Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van
                Horn (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.16*          Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich
                (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.17*          Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza
                (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.18*          Warrant to Purchase Common Stock for 625,000 shares dated March 23, 1998 between the
                Company and Lindner Investments (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.19*          Warrant to Purchase Common Stock for 325,000 shares dated March 23, 1998 between the
                Company and Lindner Investments (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.20*          Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's
                Annual Report on From 10-K dated March 31, 1999).

10.21*          Certificate of Incorporation dated June 22, 1999 (filed with the Company's Quarterly
                Report on Form 10-Q dated August 12, 1999).

10.22*          Note Exchange Agreement dated June 30,1999 between the Company and Lindner
                Investments (filed with the Company's Quarterly Report on Form 10-Q dated August 12,
                1999).

10.23*          6.5% Secured Convertible Note for $1,500,000 dated June 30, 1999 between the Company and Lindner Investments (filed with the Company's Quarterly Report on Form 10-Q dated August 12, 1999).

10.24*          6.5% Secured Convertible Note for $4,500,000 dated June 30, 1999 between the Company and Lindner Investments (filed with the Company's Quarterly Report on Form 10-Q dated August 12, 1999).

27.1            Financial Schedule.

         *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.