Form 10-Q
period 2000-06-30
URANIUM RESOURCES INC /DE/
filed 2000-08-21
CIK 839470

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ------- Exchange Act of 1934

                 For the quarterly period ended June 30, 2000 or

           Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934


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

   Common Stock, $0.001 par value              14,520,366 as of August 14, 2000


--------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                    2000 FIRST QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                           Consolidated Balance Sheets -
                               June 30, 2000 and December 31, 1999
                               (Unaudited)                                            3

                           Consolidated Statements of Operations -
                               Three and Six Months Ended June 30, 2000 and 1999
                               (Unaudited)                                            5

                           Consolidated Statements of Cash Flows -
                               Six Months Ended June 30, 2000
                               and 1999 (Unaudited)                                   6

                           Notes to Consolidated Financial
                               Statements - June 30, 2000 (Unaudited)                 7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                             9


PART II -- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                           14


INDEX TO EXHIBITS                                                                    E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 2000 AND DECEMBER 31, 1999 (NOTE 1)

                                     ASSETS
                                   (UNAUDITED)



                                                  June 30,        December 31,
                                                ------------      ------------
                                                    2000              1999
                                                ------------      ------------
Current assets:
 Cash and cash equivalents                      $    496,730      $    493,567
 Receivables, net                                     80,291         1,155,198
 Uranium inventory                                        --           112,901
 Materials and supplies inventory                     64,742            70,319
 Prepaid and other current assets                     16,420            45,913
                                                ------------      ------------
  Total current assets                               658,183         1,877,898
                                                ------------      ------------

Property, plant and equipment, at cost:
 Uranium properties                               99,191,337        99,400,677
 Other property, plant and equipment                 383,166           383,229
 Less-accumulated depreciation and depletion     (97,961,488)      (97,578,333)
                                                ------------      ------------
  Net property, plant and equipment                1,613,015         2,205,573

Long-term investment:
 Certificate of deposit, restricted                3,651,758         3,651,758
   Other assets                                        4,299             4,299
                                                ------------      ------------
                                                $  5,927,255      $  7,739,528
                                                ============      ============


         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 2000 AND DECEMBER 31, 1999 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                             June 30,        December 31,
                                                           ------------      ------------
                                                               2000              1999
                                                           ------------      ------------
Current liabilities:
 Accounts payable                                          $    424,850      $    396,836
  Notes payable                                                      --           575,000
 Accrued interest payable                                            --             2,336
 Current portion of long-term debt                                1,000             5,000
 Royalties payable                                                   --            64,922
 Current portion of restoration reserve                          83,000            83,000
 Other accrued liabilities                                      331,548           164,646
                                                           ------------      ------------
   Total current liabilities                                    840,398         1,291,740
                                                           ------------      ------------

Other long-term liabilities and deferred credits              6,180,438         6,474,680

Long-term debt, less current portion                            450,605         6,372,208

Shareholders' equity:
 Common stock, $0.001 par value,
 shares authorized: 35,000,000;
 shares issued and outstanding (net of treasury shares):
 2000 - 14,520,366; 1999 - 12,341,290                            14,673            12,494

 Paid-in capital                                             47,032,653        40,737,736
 Retained earnings (accumulated deficit)                    (48,582,094)      (47,139,912)
 Less: Treasury stock (152,500 shares), at cost                  (9,418)           (9,418)
                                                           ------------      ------------
   Total shareholders' equity                                (1,544,186)       (6,399,100)
                                                           ------------      ------------
                                                           $  5,927,255      $  7,739,528
                                                           ============      ============



       The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (NOTE 1)
                                   (UNAUDITED)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                           ----------------------------     -----------------------------
                                                               2000            1999             2000             1999
                                                           -----------      -----------     ------------     ------------
   Revenues:
      Uranium sales -
        Produced uranium                                   $        --      $ 1,036,350      $   121,954      $ 1,036,350
        Purchased uranium                                           --               --          815,148            1,512
                                                           -----------      -----------     ------------     ------------
        Uranium sales                                               --        1,036,350          937,102        1,037,862

   Other uranium revenues                                           --               --          144,793               --
                                                           -----------      -----------     ------------     ------------
        Total revenue                                               --        1,036,350        1,081,895        1,037,862

   Costs and expenses:
     Cost of uranium sales -
       Direct cost of purchased uranium                             --               --          799,850               --
       Royalties                                                    --           57,234           16,626           57,234
       Operating expenses                                      257,984        1,258,292          617,179        1,707,620
       Provision for restoration and reclamation costs             107          115,943           12,297          135,943
       Depreciation and depletion                               44,469          326,314          155,927          349,177
       Writedown of uranium properties                          80,798               --          274,723               --
                                                           -----------      -----------     ------------     ------------
         Total cost of uranium sales                           383,358        1,757,783        1,876,602        2,249,974
                                                           -----------      -----------     ------------     ------------

   Loss from operations
     before corporate expenses                                (383,358)        (721,433)        (794,707)      (1,212,112)

   Corporate expenses -
     General and administrative                                363,165          501,692          814,279          993,639
     Depreciation                                                5,989            6,863           11,556           12,943
                                                           -----------      -----------     ------------     ------------
       Total corporate expenses                                369,154          508,555          825,835        1,006,582
                                                           -----------      -----------     ------------     ------------
   Loss from operations                                       (752,512)      (1,229,988)      (1,620,542)      (2,218,694)

   Other income (expense):
     Interest expense, net of capitalized interest             (14,643)         (36,909)         (53,742)         (76,844)
     Interest and other income, net                            168,037           60,044          232,102          104,806
                                                           -----------      -----------     ------------     ------------
      Total other income                                       153,394           23,135          178,360           27,962
                                                           -----------      -----------     ------------     ------------
   Loss before federal income taxes                           (599,118)      (1,206,853)      (1,442,182)      (2,190,732)

   Federal income tax benefit:
     Deferred                                                       --          (65,810)              --         (263,810)
                                                           -----------      -----------     ------------     ------------
   Net loss                                                $  (599,118)      (1,141,043)    $ (1,442,182)    $ (1,926,922)
                                                           ===========      ===========     ============     ============

   Net loss per common share and
     common equivalent (basic and diluted)                 $     (0.04)     $     (0.09)     $     (0.10)    $      (0.16)
                                                           ===========      ===========     ============     ============

Weighted average common shares and common
  equivalent shares per share data:
   Basic                                                    14,520,366       12,055,262       14,038,017       12,054,151
                                                           ===========      ===========     ============     ============
   Diluted                                                  14,520,366       12,055,262       14,038,017       12,054,151
                                                           ===========      ===========     ============     ============


     The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (NOTE 1)
                                   (UNAUDITED)

                                                                             June 30
                                                                  -----------------------------
                                                                     2000             1999
                                                                  -----------      ------------
Cash flows from operations:
 Net loss                                                         $(1,442,182)     $(1,926,922)
 Reconciliation of net income to cash provided by operations-
   Provision for restoration and reclamation costs                     12,297          135,943
   Depreciation and depletion                                         167,483          362,120
   Writedown of uranium properties                                    274,723               --
   Credit for deferred income taxes                                        --         (263,810)
   Decrease in restoration and reclamation accrual                    (86,738)        (289,985)
   Other non-cash items, net                                           80,625          873,558
                                                                  -----------      -----------
Cash flow used in operations, before changes in
 operating working capital items                                     (993,792)      (1,109,096)
Effect of changes in operating working capital items-
 Decrease in receivables                                            1,074,907        1,476,923
 Decrease in inventories                                               47,688          197,045
 (Increase) decrease in prepaid and other current assets                  911         (172,331)
 Increase (decrease) in payables and accrued liabilities              127,658       (1,518,993)
                                                                  -----------      -----------

Net cash provided by (used in) operations                             257,372       (1,126,452)
                                                                  -----------      -----------
Investing activities:
 Increase in investments                                                   --           (2,432)
 (Additions to) proceeds from property, plant and equipment -
    Kingsville Dome                                                   113,445          (80,905)
    Rosita                                                            (36,315)         (43,719)
    Vasquez                                                           (38,756)         (45,798)
    Alta Mesa                                                              --          (30,842)
    Churchrock                                                        (65,633)        (418,091)
    Crownpoint                                                        355,096         (504,160)
    Other property                                                     (3,075)        (126,057)

                                                                  -----------      -----------
Net cash provided by (used in) investing activities                   324,762       (1,252,004)
                                                                  -----------      -----------

Financing activities:
 Proceeds from borrowings                                                  --        1,400,000
 Payments and refinancings of principal                              (578,971)      (2,388,988)

                                                                  -----------      -----------
Net cash used in financing activities                                (578,971)        (988,988)
                                                                  -----------      -----------

Net increase (decrease) in cash and cash equivalents                    3,163       (3,367,444)
Cash and cash equivalents, beginning of period                        493,567        3,713,566
                                                                  -----------      -----------

Cash and cash equivalents, end of period                          $   496,730      $   346,122
                                                                  ===========      ===========

       The accompanying notes to financial statements are an integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the unaudited financial statements included in the Company's 1999 Annual Report on Form 10-K. As a result of the Company not having an audit performed on its December 31, 1999 financial statements, the financial statements contained in this report have not been reviewed by the Company's independent public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2000.

2.       FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to a continued period of depressed prices for uranium as compared to the Company's cost to produce uranium, the Company has generated operating losses in each of the last three years. Operating losses have continued during the first two quarters of 2000. Such price declines have reduced the market price of uranium to levels that are currently below the Company's cost to produce uranium and below levels needed by the Company to obtain the necessary financing to allow development of new production areas at its South Texas sites. These factors raise substantial doubt concerning the ability of the Company to continue operating as a going concern.

         In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. In August, the Company raised $730,000 of equity by the issuance of 7.3 million shares of Common Stock at $0.10 per share to a group of private investors. The investors were also issued five-year warrants to purchase an aggregate of 5,475,000 shares of Common Stock at an exercise price of $0.20 per share. The Company also signed a letter of intent with Texas regulatory authorities and the Company's bonding company that, when finalized, would provide the Company access to up to $2.3 million of Company funds pledged to secure the Company's restoration bonds. Approximately $250,000 has been released to the Company to date under the letter of intent. The funds are being used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. When finalized, the term of the agreement is expected to run through the end of 2001. Discussions to finalize this agreement are ongoing and are expected to be completed in August 2000.

         The Company also stated that certain key employees will convert $186,756 of previously deferred compensation into shares of Common Stock at $0.20 per share. These persons will also continue to defer a portion of their compensation and will be entitled to convert that deferred compensation into shares of Common Stock at $0.20 per share. The Company will also issue certain key employees stock options to acquire a total of 2.25 million shares of Common Stock at $0.20 per share, subject to stockholder approval. In addition, the Company will allow holders of current outstanding options covering 903,632 shares of Common Stock at prices ranging from $0.25 per share to $17.00 per share to surrender these options for new options with an option price of $0.20 per share.

         The Company also reached a compromise with its regulatory counsel settling an outstanding indebtedness of approximately $560,000 for a payment of $100,000 in cash, the assignment of certain claims, the issuance of 720,000 shares of Common Stock and an agreement to issue an additional 200,000 shares upon the occurrence of certain events.

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

3.       LONG-TERM DEBT/SHAREHOLDERS' EQUITY

         LINDNER NOTE CONVERSION

         In February 2000, the Company converted $6,000,000 in debt and $344,000 in accrued interest into 2,111,478 shares of the Company's common stock related to the convertible note issued in May 1995 from Lindner Investments and Lindner Dividend Fund (the "Lindner Note"). In connection with the Lindner Note, the Company issued warrants to purchase up to 1,000,000 shares of the Company's common stock at $3.00 per share. Such warrants expired unexercised on May 31, 2000.

         CAPITALIZED INTEREST

         Interest capitalized in the six months ended June 30, 2000 and 1999 was $61,000 and $305,000, respectively. Total interest costs in these periods were $115,000 and $382,000, respectively.

4.       URANIUM PROPERTIES

PROPERTY REALIZABILITY

         The Company's near-term potential illiquidity has necessitated a reevaluation of the Company's method of valuing its uranium properties for accounting purposes as of December 31, 1999 and June 30, 2000. Prior to the fourth quarter of 1999, the Company had previously valued its uranium properties on a held for production basis, i.e., assuming that each property would be ultimately placed into production. Because of the Company's potential illiquidity, the Company has determined that it should value these properties on a held for sale basis.

         On a held for sale basis the Company has determined that the discounted cash flow method is the most reasonable method for valuing the properties, because of the lack of any data on sales of comparable properties or any other method that is reasonably available. For the six months ended June 30, 2000 this valuation method had the effect of expensing the capital costs incurred on the Company's uranium properties. Such costs totaled $275,000 during the first half of 2000.

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

GOING CONCERN/UNCERTAIN FUTURE OPERATIONS

         The Company ceased production activities in 1999 at both of its two producing properties because of depressed uranium prices. In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. In August, the Company raised $730,000 of equity by the issuance of 7.3 million shares of Common Stock at $0.10 per share to a group of private investors. The investors were also issued five-year warrants to purchase an aggregate of 5,475,000 shares of Common Stock at an exercise price of $0.20 per share. The Company also signed a letter of intent with Texas regulatory authorities and the Company's bonding company that, when finalized, would provide the Company access to up to $2.3 million of Company funds pledged to secure the Company's restoration bonds. Approximately $250,000 has been released to the Company to date under the letter of intent. The funds are being used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. When finalized, the term of the agreement is expected to run through the end of 2001. Discussions to finalize this agreement are ongoing and are expected to be completed in August 2000.

         The Company also stated that certain key employees will convert $186,756 of previously deferred compensation into shares of Common Stock at $0.20 per share. These persons will also continue to defer a portion of their compensation and will be entitled to convert that deferred compensation into shares of Common Stock at $0.20 per share. The Company will also issue certain key employees stock options to acquire a total of 2.25 million shares of Common Stock at $0.20 per share, subject to stockholder approval. In addition, the Company will allow holders of current outstanding options covering 903,632 shares of Common Stock at prices ranging from $0.25 per share to $17.00 per share to surrender these options for new options with an option price of $0.20 per share.

         The Company also reached a compromise with its regulatory counsel settling an outstanding indebtedness of approximately $560,000 for a payment of $100,000 in cash, the assignment of certain claims, the issuance of 720,000 shares of Common Stock and an agreement to issue an additional 200,000 shares upon the occurrence of certain events.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows and Liquidity

         For the quarter ended June 30, 2000, the Company's cash and cash equivalents of $497,000 represented a decrease of $349,000 for the quarter. This compares to a decrease of $323,000 for the second quarter of 1999. The Company's uranium operations used cash flow from operations of $428,000 for the quarter ended June 30, 2000, in comparison to cash flow used in operations in the same period in 1999 of $17,000. The Company's net working capital at June 30, 2000 was a negative $182,000.

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


Investing Cash Flows

         South Texas Projects

         During the six months ending June 30, 2000, capitalized expenditures at the Company's South Texas locations totaled $124,000. Also during this period, the Company sold a parcel of land at Kingsville Dome which generated $162,000 of cash to the Company. Capital expenditures for the balance of 2000 for these properties is expected to be minimal. The Company will require additional sources of funding in 2000 to fund its operating activities including those at the Kingsville Dome and Rosita locations.

         New Mexico Projects

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $150,000 for the six months ending June 30, 2000 compared to costs of $922,000 for the first six months of 1999. Capital expenditures for the remainder of 2000 for these properties is expected to be minimal. In March 2000, the Company received $440,000 in escrowed funds related to certain of the Company's Crownpoint Unit I properties.

Financing Cash Flows

         In July 1999, the Company extended its revolving credit facility through July 2000. This facility is secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan are due monthly, with interest on the loan accruing at the prime rate plus 1%. Principal advances, outstanding under the facility totaled $575,000 at December 31, 1999 and such amount was repaid in the first quarter of 2000. At March 31, 2000, the Company had monetized all of its uranium sales contracts and uranium inventories. Without these underlying assets the Company was unable to draw on the credit facility or utilize it as a source of working capital, and terminated the agreement in the second quarter of 2000.


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

Three and Six Months Ended June 30, 2000 and 1999

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                     Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                   ---------------------         -----------------------
                                                     2000         1999             2000            1999
                                                   --------    ---------         -------         -------
                                                         (In thousands, except per pound data)
Uranium sales revenue                               $ --          $1,036          $  937          $1,038

Other uranium revenues                                --              --             145              --

Total pounds delivered                                --              70              98              70

Average sales price/pound                            N/A          $14.81          $ 9.58          $14.83

Pounds produced                                       --              35              --             103
Pounds purchased                                      --              --              85              --

Average production cost of produced pounds           N/A             (a)             N/A             (a)

Average cost of purchased pounds                     N/A             N/A          $ 9.41             N/A

Average cost of produced pounds sold                 N/A          $13.01             N/A          $13.01

Average cost of purchased pounds sold                N/A             N/A          $ 9.41             N/A

(a) The Company ceased uranium production operations in the first quarter of 1999 when its South Texas projects were placed on stand-by. Costs while on stand-by are expensed to operating expenses as they are incurred. A nominal amount of production has occurred while the projects have been on stand-by, the inventory resulting from such incidental production was valued at the spot market cost.

         The Company delivered 98,000 pounds of uranium in the first quarter of 2000, and does not have any remaining deliveries scheduled for the balance of 2000 or beyond. The Company delivered 70,000 pounds of uranium in the first half of 1999 at an average sales price of $14.23 per pound.

         Details of the cost of uranium sales were as follows:

                                                             Three Months Ended       Six Months Ended
                                                                 June 30,                 June 30,
                                                          ----------------------  -----------------------
                                                            2000          1999      2000            1999
                                                          --------      --------  -------         -------
                                                               (In thousands)          (In thousands)
Cost of purchased uranium                                 $   --          $   --  $  800          $   --
Royalties                                                     --              57      17              57
Operating expenses                                           258           1,258     617           1,708
Provision for restoration and reclamation costs               --             116      12             136
Depreciation and depletion of uranium properties              44             326     156             349
Writedown of uranium properties                               81              --     275              --
                                                          ------          ------  ------          ------
         Total cost of uranium sales                      $  383          $1,757  $1,877          $2,250
                                                          ======          ======  ======          ======

         The Company placed its South Texas production facilities on stand-by in the first quarter of 1999 but maintained nominal production until the incremental cost of production exceeded the cost of purchasing uranium in the spot market. All production activities ceased in July 1999. Total production in the first six months of 1999 was 103,000 pounds.

         Operating expenses in the first six months of 2000 resulted from the sale in uranium inventory ($43,000) and restoration operations costs ($574,000). Operating expenses in the first half of 1999 were $1,708,000 and consisted of stand-by costs ($713,000), production sold ($572,000 or $8.17 per pound) and a lower of cost of market inventory adjustment ($423,000).

         The provision for restoration and reclamation in the first six months of 2000 was $12,000, compared to $136,000 for 1999. Such amount in 1999 consisted of $66,000 ($0.94 per pound) for production sold and $70,000 for restoration related to a previous production site.

         The depreciation and depletion provision in the six months ended June 30, 2000 was $156,000 compared to $349,000 in the first half of 1999. The 1999 amount consisted of $273,000 ($3.90 per pound) for produced uranium sold and $76,000 for depreciation while on stand-by.

         The Company incurred royalties from production sold in the first half of 2000 of $17,000. Royalty expense in the first half of 1999 was $57,000.

         Uranium purchases were made in the first half of 2000 consisting of 85,000 pounds at $9.41 per pound. No such purchases were made in the same period in 1999.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $826,000 in the first half of 2000 from $1,007,000 in the first half of 1999. The lower G&A costs in 2000 reflect the continued focus on reducing costs throughout all corporate levels and activities.

YEAR 2000 READINESS

         The Company currently utilizes computer software in the management of its operations and in accounting for its operating results that could be affected by the date change in the year 2000 (the "Y2K issue"). All critical information technology software and systems utilized by the Company has been purchased from and are supported by third party vendors. The Company conducted a review of the potential impact of the year 2000 on such system in 1999, and concluded that it would not encounter significant operational or financial costs related to compliance with this issue. The Company did not incur any adverse impact related to the changeover to the year 2000.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In July 2000, the Company finalized its previously announced settlement with the Liquidating Trustee in connection with the bankruptcy of Oren L. Benton and certain of his affiliated companies. Under the settlement, the Trustee released the Company from approximately $1.6 million in claims in exchange for the Company releasing certain claims, assigning certain claims to the Trustee and the issuance of the Company's $135,000 promissory note that requires no payments until maturity on July 17, 2005 and is convertible by the Trustee into shares of Common Stock at $0.75 per share. The note is secured by a deed of trust covering the Company's Kingsville Dome and Rosita properties.

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

         (b)      None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                URANIUM RESOURCES, INC.







Dated:  August 21, 2000         By:  /s/   Paul K. Willmott
                                  ----------------------------

                                    Paul K. Willmott

                                    Director, President and

                                    Chief Executive Officer









Dated:  August 21, 2000         By: /s/   Thomas H. Ehrlich
                                   -----------------------------

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

                                    Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
3.1*         Restated Certificate of Incorporation of the Company, as amended
             (filed with the Company's Annual Report on Form 10-K dated March
             27, 1997).

3.2*         Certificate Amendment to the Certificate of Incorporation dated
             June 22, 1999 (filed with the Company's Quarterly Report on Form
             10-Q dated August 12, 1999).

3.3*         Restated Bylaws of the Company (filed with the Company's Form S-3
             Registration No. 333-17875 on December 16, 1996).

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

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
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

10.20* Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on From 10-K dated March 31, 1999).

10.21*       Note Exchange Agreement dated June 30,1999 between the Company and
             Lindner Investments (filed with the Company's Quarterly Report on
             Form 10-Q dated August 12, 1999).

10.22* 6.5% Secured Convertible Note for $1,500,000 dated June 30, 1999 between the Company and Lindner Investments (filed with the Company's Quarterly Report on Form 10-Q dated August 12, 1999).

10.23* 6.5% Secured Convertible Note for $4,500,000 dated June 30, 1999 between the Company and Lindner Investments (filed with the Company's Quarterly Report on Form 10-Q dated August 12, 1999).

27.1         Financial Schedule.

         *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.