Form 10-Q
period 2000-09-30
URANIUM RESOURCES INC /DE/
filed 2000-11-13
CIK 839470

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

              For the quarterly period ended September 30, 2000 or

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
                                 Yes  X  No
                                    -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Title of Each Class of Common Stock             Number of Shares Outstanding
 -----------------------------------             ----------------------------
  Common Stock, $0.001 par value              22,740,366 as of November 13, 2000


--------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                    2000 THIRD QUARTERLY REPORT ON FORM 10-Q


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


         Item 1.  Financial Statements

                           Consolidated Balance Sheets -
                               September 30, 2000 and December 31, 1999
                               (Unaudited)                                                                  3

                           Consolidated Statements of Operations -
                               Three and Nine Months Ended September 30, 2000 and 1999
                               (Unaudited)                                                                  5

                           Consolidated Statements of Cash Flows -
                               Nine Months Ended September 30, 2000
                               and 1999 (Unaudited)                                                         6

                           Notes to Consolidated Financial
                               Statements - September 30, 2000 (Unaudited)                                  7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                   9


PART II -- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                         13


SIGNATURES                                                                                                 14


INDEX TO EXHIBITS                                                                                         E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (NOTE 1)

                                     ASSETS
                                   (UNAUDITED)



                                                   September 30,     December 31,
                                                   ------------     --------------
                                                       2000              1999
                                                   ------------     --------------
Current assets:
   Cash and cash equivalents                       $    512,438      $    493,567
   Receivables, net                                      21,110         1,155,198
   Uranium inventory                                         --           112,901
   Materials and supplies inventory                      64,366            70,319
   Prepaid and other current assets                      18,320            45,913
                                                   ------------      ------------
        Total current assets                            616,234         1,877,898
                                                   ------------      ------------

Property, plant and equipment, at cost:
   Uranium properties                                99,442,824        99,400,677
   Other property, plant and equipment                  383,166           383,229
   Less-accumulated depreciation and depletion      (98,188,866)      (97,578,333)
                                                   ------------      ------------
        Net property, plant and equipment             1,637,124         2,205,573

Long-term investment:
     Certificate of deposit, restricted               3,392,628         3,651,758
Other assets                                              4,299             4,299
                                                   ------------      ------------
                                                   $  5,650,285      $  7,739,528
                                                   ============      ============



     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                    September 30,     December 31,
                                                                    -------------     -------------
                                                                        2000              1999
                                                                    -------------     -------------
Current liabilities:
   Accounts payable                                                 $    282,449      $    396,836
   Notes payable                                                              --           575,000
   Accrued interest payable                                                   --             2,336
   Current portion of long-term debt                                         701             5,000
   Royalties payable                                                          --            64,922
   Current portion of restoration reserve                                 83,000            83,000
   Other accrued liabilities                                             256,375           164,646
                                                                    ------------      ------------
        Total current liabilities                                        622,525         1,291,740
                                                                    ------------      ------------

Other long-term liabilities and deferred credits                       5,351,403         6,474,680

Long-term debt, less current portion                                     585,000         6,372,208

Shareholders' equity:
        Common stock, $0.001 par value,
        shares authorized: 35,000,000;
        shares issued and outstanding (net of treasury shares):
        2000 - 22,740,366; 1999 - 12,341,290                              22,893            12,494

        Paid-in capital                                               48,240,477        40,737,736
        Retained earnings (accumulated deficit)                      (49,162,595)      (47,139,912)
        Less:  Treasury stock (152,500 shares), at cost                   (9,418)           (9,418)
                                                                    ------------      ------------
             Total shareholders' equity                                 (908,643)       (6,399,100)
                                                                    ------------      ------------
                                                                    $  5,650,285      $  7,739,528
                                                                    ============      ============





     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (NOTE 1)
                                   (UNAUDITED)


                                                                 Three Months Ended                  Nine Months Ended
                                                                     September 30,                     September 30,
                                                          --------------------------------    --------------------------------
                                                               2000              1999              2000              1999
                                                          --------------    --------------    --------------    --------------
Revenues:
   Uranium sales -
        Produced uranium                                  $           --    $    2,092,244    $      121,954    $    3,128,594
        Purchased uranium                                             --         1,036,350           815,148         1,037,862
                                                          --------------    --------------    --------------    --------------
          Uranium sales                                               --         3,128,594           937,102         4,166,456
Other uranium revenues                                                --         1,289,600           144,793         1,289,600
                                                          --------------    --------------    --------------    --------------
               Total revenue                                          --         4,418,194         1,081,895         5,456,056
Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                              --         2,500,046           799,850         2,500,046
        Royalties                                                     --             9,000            16,626            66,234
        Operating expenses                                        32,877           417,979           650,056         2,125,599
        Provision for restoration and reclamation costs               --            16,440            12,297           152,383
        Depreciation and depletion                                24,985           118,930           180,912           468,107
        Writedown of uranium properties                          195,463                --           470,186                --
                                                          --------------    --------------    --------------    --------------
          Total cost of uranium sales                            253,325         3,062,395         2,129,927         5,312,369
                                                          --------------    --------------    --------------    --------------
   Earnings (loss) from operations
      before corporate expenses                                 (253,325)        1,355,799        (1,048,032)          143,687
   Corporate expenses -
        General and administrative                               343,682           498,000         1,157,961         1,491,639
        Depreciation                                               6,483             6,011            18,039            18,954
                                                          --------------    --------------    --------------    --------------
          Total corporate expenses                               350,165           504,011         1,176,000         1,510,593
                                                          --------------    --------------    --------------    --------------
Earnings (loss) from operations                                 (603,490)          851,788        (2,224,032)       (1,366,906)
Other income (expense):
        Interest expense, net of capitalized interest            (32,510)          (38,514)          (86,252)         (115,358)
        Interest and other income, net                            55,499           158,705           287,601           263,511
                                                          --------------    --------------    --------------    --------------
          Total other income                                      22,989           120,191           201,349           148,153
                                                          --------------    --------------    --------------    --------------
Earnings (loss) before federal income taxes                     (580,501)          971,979        (2,022,683)       (1,218,753)
Federal income tax expense (benefit):
   Deferred                                                           --            19,810                --          (244,000)
                                                          --------------    --------------    --------------    --------------
Net income (loss)                                         $     (580,501)   $      952,169    $   (2,022,683)   $     (974,753)
                                                          ==============    ==============    ==============    ==============
Net income (loss) per common share and
  common equivalent (basic and diluted)                   $        (0.03)   $         0.08    $        (0.13)   $        (0.08)
                                                          ==============    ==============    ==============    ==============
Weighted average common shares and common
   equivalent shares per share data:
    Basic                                                     18,451,670        12,257,310        15,519,974        12,122,614
                                                          ==============    ==============    ==============    ==============
    Diluted                                                   18,451,670        12,257,310        15,519,974        12,122,614
                                                          ==============    ==============    ==============    ==============

     The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (NOTE 1)
                                   (UNAUDITED)


                                                                         September 30,
                                                                  ---------------------------
                                                                     2000           1999
                                                                  -----------    -----------
Cash flows from operations:
   Net loss                                                       $(2,022,683)   $  (974,753)
   Reconciliation of net income to cash provided by operations-
        Provision for restoration and reclamation costs                12,297        152,383
        Depreciation and depletion                                    198,951        487,061
        Writedown of uranium properties                               470,186             --
        Credit for deferred income taxes                                   --       (244,000)
        Decrease in restoration and reclamation accrual              (412,031)      (330,045)
        Other non-cash items, net                                     178,552      1,209,572
                                                                  -----------    -----------
Cash flow provided by (used in) operations, before
  changes in operating working capital items                       (1,574,728)       300,218
Effect of changes in operating working capital items-
   Decrease in receivables                                          1,134,088      1,398,760
   (Increase) decrease in inventories                                  48,064       (208,318)
   Increase in prepaid and other current assets                        (1,614)      (149,007)
   Decrease in payables and accrued liabilities                       (89,916)    (1,836,010)
                                                                  -----------    -----------
Net cash used in operations                                          (484,106)      (494,357)
                                                                  -----------    -----------
Investing activities:
   (Increase) decrease in investments                                 259,130         (2,432)
   (Additions to) proceeds from property, plant and equipment -
        Kingsville Dome                                                69,573       (125,170)
        Rosita                                                       (111,290)       (59,622)
        Vasquez                                                       (40,043)       (50,656)
        Alta Mesa                                                          --        (33,724)
        Churchrock                                                    (92,782)      (558,361)
        Crownpoint                                                    265,279       (741,598)
        Other property                                                (17,015)      (191,221)
                                                                  -----------    -----------
Net cash provided by (used in) investing activities                   332,852     (1,762,784)
                                                                  -----------    -----------
Financing activities:
   Proceeds from borrowings                                                --      2,150,000
   Payments and refinancings of principal                            (579,875)    (3,390,883)
   Issuance of common stock and warrants, net                         750,000             --
                                                                  -----------    -----------
Net cash provided by (used in) investing activities                   170,125     (1,240,883)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                   18,871     (3,498,024)
Cash and cash equivalents, beginning of period                        493,567      3,713,566
                                                                  -----------    -----------
Cash and cash equivalents, end of period                          $   512,438    $   215,542
                                                                  ===========    ===========

     The accompanying notes to financial statements are an integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the unaudited financial statements included in the Company's 1999 Annual Report on Form 10-K. As a result of the Company not having an audit performed on its December 31, 1999 financial statements, the financial statements contained in this report have not been reviewed by the Company's independent public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2000.

2.       FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to a continued period of depressed prices for uranium as compared to the Company's cost to produce uranium, the Company has generated operating losses in each of the last three years and during the first three quarters of 2000. During the fourth quarter of 1998 the Company began implementation of the shut-in and placement on stand-by of its Kingsville Dome and Rosita production facilities in response to these market conditions. Each production site was shut-in in the first quarter of 1999 but the Company maintained nominal production through July 1999 when the incremental production cost of operating exceeded the cost of purchasing uranium on the spot market.

         The market price of uranium is currently below the Company's cost to produce uranium and the price needed to obtain the necessary financing to allow development of new production areas at the Company's South Texas sites.

         In 1999 and the first three quarters of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. In August, the Company raised $750,000 of equity by the issuance of 7.5 million shares of Common Stock at $0.10 per share to a group of private investors.

         In October 2000, the Company entered into an agreement with Texas regulatory authorities and the Company's bonding company that provides the Company access to up to $2.3 million of Company funds pledged to secure the Company's restoration bonds. Approximately $820,000 has been released to the Company to date. The funds are being used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the agreement is expected to run through the end of 2001.

         The Company's current cash position is approximately $600,000, an amount sufficient to permit the company to remain operating through February 2001. The Company will require additional capital to permit it to operate thereafter.

         These factors raise substantial doubt concerning the ability of the Company to continue operating as a going concern.

         The Company will also require additional capital resources to fund the cost to resume production and to fund development of its undeveloped properties in the event that the market price of uranium should increase to profitable levels. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which would enable the Company to operate profitably. If the Company is unsuccessful in these efforts the Company will cease to continue as a going concern.

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

3.       LONG-TERM DEBT/SHAREHOLDERS' EQUITY

         EQUITY INFUSION

         In August, the Company raised $750,000 of equity by the issuance of 7.5 million shares of Common Stock at $0.10 per share to a group of private investors. The investors were also issued five-year warrants to purchase an aggregate of 5,475,000 shares of Common Stock at an exercise price of $0.20 per share.

         STOCK OPTION GRANTS

         The Company granted the right to its directors and certain key employees to convert $186,756 of previously deferred compensation into shares of Common Stock at $0.20 per share. These persons will also continue to defer a portion of their compensation and will be entitled to convert that deferred compensation into shares of Common Stock at $0.20 per share. The Company will also issue certain key employees stock options to acquire a total of 2.25 million shares of Common Stock at $0.20 per share, subject to stockholder approval. In addition, the Company will allow holders of current outstanding options covering 892,782 shares of Common Stock at prices ranging from $0.25 per share to $17.00 per share to surrender these options for new options with an option price of $0.20 per share.

         SETTLEMENT OF REGULATORY COUNSEL INDEBTEDNESS

         The Company also reached a compromise with its regulatory counsel settling an outstanding indebtedness of approximately $566,000 for a payment of $100,000 in cash, the assignment of certain claims, the issuance of 720,000 shares of Common Stock and an agreement to issue up to an additional 200,000 shares upon the occurrence of certain events.

         SETTLEMENT OF OUTSTANDING CLAIMS

         In July 2000 the Company finalized the settlement with the Liquidating Trustee in connection with the bankruptcy of Oren L. Benton and certain of his affiliated companies. Under the settlement, the Trustee released the Company from approximately $1.6 million in claims in exchange for the Company releasing certain claims, assigning certain claims to the Trustee and the issuance of a $135,000 promissory note. The promissory note requires no payments until maturity on July 17, 2005 and is convertible by the Trustee into shares of Common Stock at $0.75 per share. The note is secured by a deed of trust covering the Company's Kingsville Dome and Rosita properties.

         LINDNER NOTE CONVERSION

         In February 2000, the Company converted $6,000,000 in debt and $344,000 in accrued interest into 2,111,478 shares of the Company's common stock related to the convertible note issued in May 1995 to Lindner Investments and Lindner Dividend Fund (the "Lindner Note"). In connection with the Lindner Note, the Company issued warrants to purchase up to 1,000,000 shares of the Company's common stock at $3.00 per share. Such warrants expired unexercised on May 31, 2000.

         CAPITALIZED INTEREST

         Interest capitalized in the nine months ended September 30, 2000 and 1999 was $61,000 and $462,000, respectively. Total interest costs in these periods were $147,000 and $577,000, respectively.

4.       URANIUM PROPERTIES

PROPERTY REALIZABILITY

         The Company's potential illiquidity necessitated a reevaluation of the Company's method of valuing its uranium properties for accounting purposes during the fourth quarter of 1999. Prior to the fourth quarter of 1999, the Company had previously valued its uranium properties on a held for production basis, i.e., assuming that each property would be ultimately placed into production. Because of the Company's potential illiquidity, the Company determined that it should value these properties on a held for sale basis using the discounted cash flow method. Under this method, for the nine months ended September 30, 2000, the Company expensed $470,000 of capital costs incurred on the Company's uranium properties.

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

GOING CONCERN/UNCERTAIN FUTURE OPERATIONS

         The Company ceased production activities in 1999 at both of its two producing properties because of depressed uranium prices. In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. In August, the Company raised $750,000 of equity by the issuance of 7.5 million shares of Common Stock at $0.10 per share to a group of private investors. The investors were also issued five-year warrants to purchase an aggregate of 5,475,000 shares of Common Stock at an exercise price of $0.20 per share.

         In October 2000 the Company signed an agreement with Texas regulatory authorities and the Company's bonding company that provides the Company access to up to $2.3 million of Company funds pledged to secure the Company's restoration bonds. Approximately $820,000 has been released to the Company to date under the letter of intent. The funds are being used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the agreement is expected to run through the end of 2001.

         The funding from the equity infusion and the agreement with the Texas regulatory authorities should provide the Company with the resources to remain operating through February 2001. It will be necessary, however, to obtain additional funds for the Company to continue operating thereafter. Efforts to obtain such additional funding is ongoing.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows and Liquidity

         For the quarter ended September 30, 2000, the Company's cash and cash equivalents of $512,000 represented an increase of $16,000 for the quarter. This compares to a decrease of $131,000 for the third quarter of 1999. The Company's uranium operations used cash flow from operations of $741,000 for the quarter ended September 30, 2000, in comparison to cash flow generated from operations in the same period in 1999 of $632,000. The Company's net working capital at September 30, 2000 was a negative $6,000.

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

Investing Cash Flows

         South Texas Projects

         During the nine months ending September 30, 2000, capitalized expenditures at the Company's South Texas locations totaled $244,000. Also during this period, the Company sold a parcel of land at Kingsville Dome which generated $162,000 of cash to the Company. Capital expenditures for the balance of 2000 for these properties is expected to be minimal. The Company will require additional sources of funding in 2000 and 2001 to fund its activities, including those at the Kingsville Dome and Rosita locations.

         New Mexico Projects

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $268,000 for the nine months ending September 30, 2000 compared to costs of $1,300,000 for the first nine months of 1999. Capital expenditures for the remainder of 2000 for these properties is expected to be minimal. In March 2000, the Company received $440,000 in escrowed funds related to certain of the Company's Crownpoint Unit I properties.

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

Three and Nine Months Ended September 30, 2000 and 1999

         The following is a summary of the key operational and financial statistics related to the Results of Operations:


                                               Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                             -----------------------   -----------------------
                                                2000         1999         2000         1999
                                             ----------   ----------   ----------   ----------
                                                    (In thousands, except per pound data)

Uranium sales revenue                        $       --   $    3,129   $      937   $    4,166

Other uranium revenues                               --        1,290          145        1,290

Total pounds delivered                               --          235           98          305

Average sales price/pound                           N/A   $    13.29   $     9.58   $    13.64

Pounds produced                                      --            3           --          107
Pounds purchased                                     --          274           85          274

Average production cost of produced pounds          N/A          (a)          N/A          (a)

Average cost of purchased pounds                    N/A   $    10.59   $     9.41   $    10.59

Average cost of produced pounds sold                N/A          N/A          N/A   $    13.01

Average cost of purchased pounds sold               N/A   $    10.62   $     9.41   $    10.62

(a) The Company ceased uranium production operations in the first quarter of 1999 when its South Texas projects were placed on stand-by. Costs while on stand-by are expensed to operating expenses as they are incurred. A nominal amount of production has occurred while the projects have been on stand-by. The inventory resulting from such incidental production was valued at the cost of obtaining uranium in the spot market.

         The Company delivered 98,000 pounds of uranium in the first quarter of 2000, and does not have any remaining deliveries scheduled for the balance of 2000 or beyond. The Company delivered 305,000 pounds of uranium in the first nine months of 1999 at an average sales price of $13.64 per pound.

         Details of the cost of uranium sales were as follows:


                                                      Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                    ------------------------    ------------------------
                                                       2000          1999          2000          1999
                                                    ----------    ----------    ----------    ----------
                                                          (In thousands)             (In thousands)

Cost of purchased uranium                           $       --    $    2,500    $      800    $    2,500
Royalties                                                   --             9            17            66
Operating expenses                                          33           418           650         2,126
Provision for restoration and reclamation costs             --            16            12           152
Depreciation and depletion of uranium properties            25           119           181           468
Writedown of uranium properties                            195            --           470            --
                                                    ----------    ----------    ----------    ----------
         Total cost of uranium sales                $      253    $    3,062    $    2,130    $    5,312
                                                    ==========    ==========    ==========    ==========

         The Company placed its South Texas production facilities on stand-by in the first quarter of 1999 but maintained nominal production until the incremental cost of production exceeded the cost of purchasing uranium in the spot market. All production activities ceased in July 1999. Total production in the first nine months of 1999 was 107,000 pounds.

         Operating expenses in the first nine months of 2000 consisted of the sale in uranium inventory ($42,000) and restoration costs ($608,000). Operating expenses in the first nine months of 1999 were $2,126,000 and consisted of stand-by costs ($1,131,000), production sold ($572,000 or $8.17 per pound) and a lower of cost or market inventory adjustment ($423,000).

         The provision for restoration and reclamation in the first nine months of 2000 was $12,000, compared to $152,000 for 1999. Such amount in 1999 consisted of $66,000 ($0.94 per pound) for production sold and $86,000 for restoration related to a previous production site.

         The depreciation and depletion provision in the nine months ended September 30, 2000 was $181,000 compared to $468,000 in the first nine months of 1999. The 1999 amount consisted of $273,000 ($3.90 per pound) for produced uranium sold and $195,000 for depreciation while on stand-by.

         The Company incurred royalties from production sold in the first nine months of 2000 of $17,000. Royalty expense in the first nine months of 1999 was $66,000.

         Uranium purchases were made in the first nine months of 2000 consisting of 85,000 pounds at $9.41 per pound. Uranium purchases were made in the first nine months of 1999 consisting of 274,000 pounds at an average cost of $10.59 per pound.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $1,176,000 in the first nine months of 2000 from $1,511,000 in the first nine months of 1999. The lower G&A costs in 2000 reflect the continued focus on reducing costs throughout all corporate levels and activities.

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

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on
                  August 22, 2000 reporting under Item 5 the closing of an equity infusion to the Company of $730,000, the granting to key employees the right to convert deferred compensation into Common Stock of the Company, the settlement of outstanding indebtedness with the Company's regulatory counsel and the settlement of certain other claims through the issuance of a promissory note and the assignment and release of certain claims.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          URANIUM RESOURCES, INC.







Dated:  November 13, 2000                     By: /s/ Paul K. Willmott
                                                 -------------------------------

                                                 Paul K. Willmott

                                                 Director, President and

                                                 Chief Executive Officer









Dated:  November 13, 2000                     By: /s/ Thomas H. Ehrlich
                                                 -------------------------------

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

 10.7*   Agreement of Santa Fe Pacific Gold Corporation as Uranco, Inc.
         Shareholder with the Company and Guarantee of the Company dated as of March 25, 1997 (filed with the Company's Annual Report on Form 10-K dated March 27, 1997). (1)

 10.8*   Stock Exchange Agreement and Plan of Reorganization dated as of March
         25, 1997 (filed with the Company's Annual Report on Form 10-K dated
         March 27, 1997).

 10.9*   License to Explore and Option to Purchase dated March 21, 1997 between
         Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the
         Company's Annual Report on Form 10-K dated March 27, 1997).(1)

10.10*   Amendment #1 to Nonqualified Stock Option Agreement dated November 17,
         1997 between the Company and Leland O. Erdahl (filed with the Company's
         Annual Report on Form 10-K dated March 27, 1998).


EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------
10.11*   Amendment #1 to Nonqualified Stock Option Agreement dated November 17,
         1997 between the Company and George R. Ireland (filed with the
         Company's Annual Report on Form 10-K dated March 27, 1998).

10.12*   Compensation Agreement dated June 2, 1997 between the Company and Paul
         K. Willmott (filed with the Company's Annual Report on Form 10-K dated
         March 27, 1998).

10.13*   Compensation Agreement dated June 2, 1997 between the Company and
         Richard A. Van Horn (filed with the Company's Annual Report on Form
         10-K dated March 27, 1998).

10.14*   Compensation Agreement dated June 2, 1997 between the Company and
         Thomas H. Ehrlich (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

10.15*   Compensation Agreement dated June 2, 1997 between the Company and Mark
         S. Pelizza (filed with the Company's Annual Report on Form 10-K dated
         March 27, 1998).

10.16*   Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the
         Company's Annual Report on Form 10-K dated March 31, 1999).

10.21*   Note Exchange Agreement dated June 30,1999 between the Company and
         Lindner Investments (filed with the Company's Quarterly Report on Form
         10-Q dated August 12, 1999).

27.1     Financial Schedule.



      *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange Act of 1934, as amended.