Form 10KSB
period 2000-12-31
URANIUM RESOURCES INC /DE/
filed 2001-04-16
CIK 839470

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         For the transition period from __________ to __________

         Commission file number 0-17171

                             URANIUM RESOURCES, INC.
                 (Name of Small Business Issuer in its Charter)

                  DELAWARE                               75-2212772
          (State of Incorporation)          (I.R.S. Employer Identification No.)

650 S. EDMONDS LANE, SUITE 108 LEWISVILLE, TEXAS           75067
   (Address of principal executive offices)              (Zip code)

                                 (972) 219-3330
                (Issuer's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                         ON WHICH REGISTERED
Common Stock, $.001 par value per share                    None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. Yes     No  X
          ---    ---

Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuers revenues for the year ended December 31, 2000 was $ 1,081,895.

The aggregate market value of the Common Stock of the Issuer held by non-affiliates at April 12, 2001 was approximately $ 4,176,454.

Number of shares of Common Stock outstanding as of April 12, 2001: 48,992,278 shares.

                      Documents Incorporated by Reference:

                                      None


================================================================================

                             URANIUM RESOURCES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I............................................................................................................1

   ITEM 1. DESCRIPTION OF BUSINESS................................................................................1
     Going Concern/Uncertain Future Operations....................................................................1
     The Company..................................................................................................2
        Marketing Strategy/Uranium Sales Contracts................................................................3
        Resources.................................................................................................3
        The ISL Mining Process....................................................................................3
        Environmental Considerations and Permitting; Water Rights.................................................5
     The Uranium Industry.........................................................................................7
        General...................................................................................................7
        Market Price Formation....................................................................................8
        Sources of Supply.........................................................................................8
        Required Primary Production...............................................................................9
        Uranium Prices............................................................................................9
        Competition..............................................................................................10

   ITEM 2. DESCRIPTION OF PROPERTY...............................................................................10
        South Texas Producing Properties.........................................................................10
        South Texas Development Properties.......................................................................11
        New Mexico Development Properties........................................................................12
        Santa Fe Properties......................................................................................15
        Reclaimed Properties.....................................................................................16
        Reclamation and Restoration Costs and Bonding Requirements...............................................16

   ITEM 3. LEGAL PROCEEDINGS.....................................................................................17
        Benton Bankruptcy........................................................................................17
        Other....................................................................................................17
        Indian Lands Jurisdictional Dispute......................................................................17

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................17

PART II..........................................................................................................25

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................................25
        Market Information.......................................................................................25
        Recent Sales of Unregistered Securities..................................................................25
        Holders..................................................................................................26
        Dividends................................................................................................26

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............................................27

   ITEM 7. FINANCIAL STATEMENTS..................................................................................27

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................27

PART III.........................................................................................................28

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT..........................................................................................28

   ITEM 10. EXECUTIVE COMPENSATION...............................................................................31

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................36

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................38

PART IV..........................................................................................................39

   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................................39


         SIGNATURES..............................................................................................40

                             URANIUM RESOURCES, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Certain terms used in this Form 10-KSB are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

ITEM 1. DESCRIPTION OF BUSINESS

GOING CONCERN/UNCERTAIN FUTURE OPERATIONS

         Because uranium prices were depressed to a level below the cost of production, the Company ceased production activities in 1999 at both of its two producing properties. In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The market price of uranium continues to be below the Company's cost to produce uranium and the price needed to obtain the necessary financing to allow development of new production areas at the Company's South Texas sites.

         During 2000, the Company sought to raise funds to permit it to continue operations until such time uranium prices increase to a level that will permit the Company to resume mining operations. In August 2000 and April 2001 the Company completed two private placements raising an aggregate of $2,835,000 through the issuance of 33,562,500 shares of common stock and warrants expiring in August 2005 to purchase an additional 5,625,000 shares of Common Stock. As adjusted for the April offering, the exercise price of the warrants is $0.14 per share. The funds raised in the private placements are to be used to fund the non-restoration overhead costs of the Company.

         In addition, in October 2000 the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company, that provided the Company access to up to $2.2 million in additional funding. Approximately $1,527,000 has been released to the Company through March 31, 2001 to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the restoration agreement runs through the end of 2001.

         The Company has engaged the independent audit firm of Hein + Associates LLP to perform the audit of its financial statements for the years ended December 31, 1999 and 2000. Such audit is currently being undertaken and is expected to be completed by the April 30, 2001. Funds from the private placement will be used to pay for such an audit.

         The shares issued in the private placements represent approximately 69% of the outstanding Common Stock of the Company. The completion of the private placement resulted in a significant dilution of the current stockholders' equity in the Company.

         Assuming that the Company is able to continue funding its restoration of the Kingsville Dome and Rosita mine sites through extensions to its agreement with Texas regulatory authorities and the Company's bonding company, the Company estimates it will have the funds to remain operating into approximately the first quarter of 2003. Additional funds will be required for the Company to continue operating after that date. The Company's current agreement with the Texas regulatory authorities and its bonding company extends through 2001. The Company cannot guarantee that it will be able to extend such agreement beyond 2001, or that any extension of the agreement that is negotiated will contain the same terms and conditions as the current agreement.

         The Company would require additional capital resources to fund the development of its undeveloped properties. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which would enable the Company to operate profitably.

         The Company's financial statements for the year ended December 31, 1999 and 2000 are not included in this Annual Report on Form 10-KSB. The Company will file an amended Annual Report on Form 10-KSB/A upon completion of the audit.


THE COMPANY

         The Company was formed in 1977 to acquire, explore and develop properties for the mining of uranium in the United States using the in situ leach ("ISL") mining process. The Company is recognized as a leader in the field of ISL mining.

         In the ISL process, groundwater fortified with oxidizing agents is pumped into the ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to a dried form of uranium, which is shipped to conversion facilities for sale to the Company's customers. The ISL process is generally a more cost effective and environmentally benign mining method than conventional mining techniques.

         In March 1988, the Company commenced production from its Kingsville Dome property in South Texas and produced a total of approximately 1.5 million pounds of uranium from that property prior to September 1990 when it was shut-in because of low uranium prices. Production was reestablished in March 1996 and an additional 2.0 million pounds of uranium were produced through 1999. In the first quarter of 1999 the Company placed production at Kingsville Dome on stand-by but continued to maintain nominal production through July 1999. Total production for 1999 was 61,000 pounds. Additional uranium resources exist at Kingsville Dome, but additional capital investment will be required in order to begin development of these resources.

         In October 1990, the Company commenced production from its Rosita property in South Texas and produced a total of approximately 1.1 million pounds of uranium from that property prior to March 1992 when it was shut-in because of low uranium prices. Production was reestablished in June 1995 and an additional
1.5 million pounds of uranium have been produced through 1999. In the first quarter of 1999 the Company placed production at Rosita on stand-by but continued to maintain nominal production through July 1999. Total production for 1999 was 48,000 pounds. The Rosita property is essentially at the end of its productive capacity, although some minor resources still remain that could be produced.

         The weakness of the uranium market saw spot prices that ranged from $9.60 to $10.85 in 1999 and $7.10 to $9.60 in 2000. The continued weak market for uranium prices during 1999 and 2000, which primarily resulted from the actions of aggressive sellers, including the disposition of former U.S. Government stockpiles have continued to depress uranium prices. The current spot market price of $8.25 remains below the level needed by the Company to obtain the necessary financing to allow development of new production areas at its Kingsville Dome and Vasquez sites.

         The Company continues to hold its Vasquez development project in South Texas and has three development projects in two districts in New Mexico, the Churchrock district and the Crownpoint district. Commencement of production at these properties will be dependent on a rebound in uranium prices to profitable levels, the availability of sales contracts and the availability of capital.

         As of April 10, 2001, the Company had 18 employees, including its professional staff consisting of 1 geologist, four engineers and two certified public accountants. To support its operations the Company maintains field offices at the Kingsville Dome site, the Rosita site and in Crownpoint, New Mexico.


MARKETING STRATEGY/URANIUM SALES CONTRACTS

         Long-term contracts have historically been the primary source of revenue to the Company. At the beginning of 1999 the Company had four long-term contracts for deliveries over the next two, three and four years of approximately $26.9 million in revenues. During 1999, the Company assigned its delivery rights for 2000 through 2002 under one of these contracts for $1,290,000 and also accelerated the scheduled deliveries under another contract into the fourth quarter of 1999, effectively bringing forward $1,069,000 of cash originally scheduled for the fourth quarter of 2000. These transactions coupled with transactions made in the first quarter of 2000 monetized the Company's long-term sales contracts and exhausted the Company's sales contract portfolio. Currently, the Company does not have any remaining scheduled uranium deliveries under contract for 2001 or beyond.

         In 2000 and 1999, the Company had sales to one and four customers, respectively, that amounted to more than 10% of total sales. These customers represented 100% of sales in 2000 and 31%, 29%, 25% and 15% of sales in 1999.


RESOURCES

         The Company has previously reported the proven and probable reserve base for each of its producing and development projects in Texas and New Mexico assuming that each of these projects would be placed into production at a future date. In December 1999 the Company wrote down the carrying value of its uranium properties. As a result of this writedown the Company has reclassified its significant uranium holdings from reserves to resources consistent with the Securities and Exchange Commission definitions. See "Glossary".

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

         In the ISL process, groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface where the uranium is removed from the solution and processed to a dried form of uranium, which is shipped to conversion facilities for sale to the Company's customers.

         An ISL project involves several major components:

         ORE BODY EVALUATION

         Ore bodies which are currently being mined by the ISL process are associated with groundwater saturated permeable sandstone formations typically located between 100 and 2,000 feet below the surface. The uranium ore is deposited in a roll front configuration where the groundwater passing through the sandstone passes from a natural oxidizing environment to a naturally occurring reducing environment. This change causes the dissolved uranium in the groundwater to become insoluble and it then attaches to the grains of the sandstone. Some important factors in evaluating an ore body for the ISL process are permeability, the thickness of the ore zone, depth, size, grade of ore, shape of the ore body, nature of uranium mineralization, host rock mineralogy, and the hydrology. These factors are important in determining the design of the wellfield, the type and flow of the leaching solution, and the nature of the surface ISL facilities.

         WELLFIELD DESIGN

         The wellfield is the mechanism by which the leaching solution, or lixiviant, is circulated through the ore body. The wellfield consists of a series of injection, production (extraction) and monitoring wells drilled in specified patterns. These patterns will vary primarily with the configuration of the ore and the hydrologic characteristics of each deposit. Determining the wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. Injection and production wells vary in diameter from four to six inches. Generally, these wells are drilled down to the bottom of the ore zone (through which the lixiviant must be circulated to achieve production). Injection and production wells are cased with polyvinyl chloride ("PVC") or fiberglass casings, which are cemented in place from the bottom of the ore zone to the surface. The wells are then completed into the ore zone.

         LIXIVIANT CHEMISTRY

         The lixiviant, consisting of native groundwater fortified with an oxidant and an anionic complexing agent, is introduced via the injection wells to the ore bearing aquifer. The oxidant (gaseous oxygen) changes the uranium valence state making the uranium soluble in the lixiviant. The lixiviant (sodium bicarbonate) complexes the original uranium to a soluble ion, uranyl dicarbonate, which dissolves the uranium. The dissolved uranium then flows to the surface with the lixiviant fluid, which is circulated through the ore body until economic recovery is achieved.

         URANIUM RECOVERY PROCESS

         The uranium recovery process consists of a lixiviant circuit, an elution/precipitation circuit and a drying and packaging process. The lixiviant circuit flows from the ore body, where the uranium is dissolved. The lixiviant stream is then circulated to an ion exchange column on the surface where uranium is extracted from the lixiviant by absorption onto the resin beads of the ion exchange columns. The lixiviant is then refortified and reinjected into the ore body. When the ion exchange column's resin beads are loaded with uranium, the loaded uranium is removed and placed into the elution circuit where the uranium is flushed with a salt-water solution, which precipitates the uranium from the beads. This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium powder.

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

         These satellite facilities will allow each wellfield to be mined using its own native groundwater only, thus eliminating the problems associated with progressive buildup of dissolved solids in the groundwater and thereby enhancing mining efficiencies and uranium recoveries.

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

         Environmental considerations include the prevention of groundwater contamination by escape of leaching solution (through proper design and operation of the wellfield and the use of monitoring wells to detect any potential excursions from the mining area) and the treatment and disposal of liquid and/or solid discrete surface waste or by-product materials (so-called "11e. (2) by-product material" under federal law). The majority of by-product material that is generated is liquid and generally is disposed of by a combination of reverse osmosis, brine concentration and evaporation or, after treatment, by surface deposition or discharge or through underground injection wells. Any such disposal must be approved by the governing authority having jurisdiction over that aspect of the Company's activities. Once mining is completed, the Company is required to reclaim the surface areas and restore underground water quality to the level of quality mandated by applicable regulations or license requirements. A small amount of solid discrete surface waste materials generated by the ISL process is disposed of by delivery to a licensed by-product material disposal site or to a licensed conventional uranium mill tailings pile. While such sites may not be readily available in the future, the Company believes that any increase in the cost of such disposal will continue to be insignificant relative to total costs of production and will not be a material portion of restoration/reclamation costs.

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

         In New Mexico, radioactive materials' licensing is handled directly by the NRC, rather than by the State of New Mexico. Furthermore, depending upon whether a site located within New Mexico falls under state or Navajo Nation jurisdiction, the permitting of the UIC aspects of ISL mining may be conducted by either the New Mexico Environmental Department ("NMED") or the EPA or possibly both in case of jurisdictional conflict. The jurisdictional issue when raised as to any development property could result in litigation between the state and the EPA, with the possibility of delays in the issuance of affected UIC permits. The Company is currently a party to such litigation with respect to certain of its New Mexico properties. See "Litigation".

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

THE URANIUM INDUSTRY

GENERAL

         The only significant commercial use for uranium is to fuel nuclear power plants for the generation of electricity. During 2000, 435 nuclear power plants were operating in the world. It is estimated that these plants consumed 159 million pounds of uranium during 2000.

MARKET PRICE FORMATION

         At December 31, 2000 the spot price was $7.10 per pound U(3)O(8) (the form in which the Company sells its production) compared to $9.60 at December 31, 1999. Utility spot market contract activity for uranium decreased by
10.3 million pounds and long-term contracting decreased by 14.3 million pounds in 2000 from 1999 levels. This lack of demand contributed to the softening of uranium prices seen in the market in 2000.

SOURCES OF SUPPLY

Traditional Supply Sources

         Based on reports by the Ux Consulting Company, LLC ("Ux") and the Uranium Institute ("UI"), worldwide production of uranium (U(3)O(8)) for 2000 is estimated to be approximately 91 million pounds, compared to 81 million pounds in 1999. This production accounted for approximately 54% of the year's utility requirements. Production for 2001 is estimated to be 90 million pounds, which will result in production again meeting only 54% of the estimated 166 million pounds to be consumed during 2001.

         Production from existing mines is projected by Ux to decline during the next few years as lower cost resources are exhausted. Accordingly, new production is expected to replace that from existing mines beginning in the year 2005 with a ramp-up of total production projected by Ux to be 102-103 million pounds in 2006. This represents approximately 59% of consumption as projected by the UI for 2006 of approximately 176 million pounds. Consumption has outstripped production in each year since 1985 with the shortfalls filled by drawdowns of inventories amassed prior to that time.

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

         The potential disposition of Government inventories is the most significant non-traditional supply factor effecting the market. On March 24, 1999 an agreement between Tenex, the commercial arm of the Russian Federations' Ministry of Atomic Energy, and three Western commercial entities was executed that will provide more certainty regarding the disposition of Russian HEU derived uranium. In an effort to support this transaction and the continuation of the U.S./Russia HEU Agreement, DOE budgeted $325 million to pay for approximately 28 million pounds of HEU derived uranium delivered to the U.S. during 1997-1998. As part of this agreement, DOE will hold this purchased uranium, and its own remaining inventory (approximately 30 million pounds) off the market for a ten-year period beginning in 1999.


REQUIRED PRIMARY PRODUCTION

         New production will be needed to fill the gap between utility demand and the estimated supply sources. This production, however, will not be forthcoming at current market prices. Further any change in the availability of non-traditional supplies or the emergence of additional non-traditional sources could impact the need for new production.

URANIUM PRICES

         Spot prices reflect the price at which uranium may be purchased for delivery within one year. Historically, spot prices have been more volatile than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, then declining to a low of $7.25 per pound in October 1991. The spot price per pound was $7.10 at December 31, 2000 and $8.25 at April 9, 2001.

         The following graph shows spot prices per pound from 1980 to March 31, 2001, as reported by Trade Tech.

                                     [CHART]

                 AVERAGE ANNUAL SPOT PRICE PER POUND OF URANIUM

                    PRICE
                     PER
                    POUND
                    -----
         1980      $31.79
         1981       24.19
         1982       19.90
         1983       22.98
         1984       17.27
         1985       15.60
         1986       17.00
         1987       16.78
         1988       14.55
         1989       10.00
         1990        9.76
         1991        8.70
         1992        8.53
         1993        9.98
         1994        9.31
         1995       11.46
         1996       15.60
         1997       12.00
         1998       10.22
         1999       10.21
         2000        8.15
         2001        7.74

---------
All prices beginning in 1993 represent U(3)O(8) deliveries available to U.S. utilities.

COMPETITION

         The Company markets uranium to utilities in direct competition with supplies available from various sources worldwide. The Company competes primarily on the basis of price.

ITEM 2. DESCRIPTION OF PROPERTIES

SOUTH TEXAS PRODUCING PROPERTIES

         The Company has two properties located in South Texas, Rosita and Kingsville Dome. These properties have had recent production, one of which (Kingsville Dome) would be capable of resuming production given improved market conditions and available funding. The following is a description of these properties.

KINGSVILLE DOME

         The Property. The Kingsville Dome property consists of mineral leases from private landowners on 3,068 gross (3,043 net) acres located in central Kleberg County, Texas. The leases provide for royalties based upon uranium sales. The leases have expiration dates ranging from 2000 to 2007. With a few minor exceptions, all the leases contain shut-in royalty clauses, which permit the Company to extend the leases not held by production by payment of a royalty.

         Production History. Initial production commenced in May 1988. In May 1989, due to the continuing decline in the spot price of uranium, the Company deferred development of the next wellfield, and the plant was shut-in in September 1990. Total production from May 1988 through September 1990 was approximately 1.5 million pounds.

         Wellfield development activities resumed in December 1995 and production commenced in March 1996. Production at Kingsville Dome was approximately 2.0 million pounds from recommencement of production in March 1996 through July 1999 with 61,000 pounds produced in 1999.

         The Company shut-in and placed on stand-by production at the Kingsville Dome site in the first quarter of 1999 because of depressed uranium market conditions. Nominal production from this site continued until July 1999 when the incremental production costs at this facility exceeded the cost of purchasing uranium in the marketplace.

         Further Development Potential. Further exploration and development activities are not currently planned and are not anticipated until uranium market conditions firm. The Company believes that there is a significant quantity of uranium resource remaining at the Kingsville Dome site that would be mined if market conditions were favorable and sufficient funding for delineation and development were available. The Company spent approximately $105,000 in capital expenditures in 2000 and does not project to make significant expenditures in 2001.

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

         Restoration and Reclamation.

         In October 2000 the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company, that provided the Company access to up to $2.2 million in funding for restoration. Approximately $1,527,000 has been released to the Company through March 31, 2001 to perform restoration at the Company's Kingsville Dome and Rosita mine sites. The term of the restoration agreement runs through the end of 2001. The Company incurred approximately $415,000 in restoration costs at the Kingsville Dome site from July to December 2000 under the restoration agreement.

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

         Further Development Potential. The Company estimates that there are approximately 261,000 recoverable pounds of uranium remaining to be produced from the Rosita project. The timing of production from this property will be dependent upon future uranium prices, the availability of sales contracts and the availability of capital. The Company spent approximately $160,000 for development activities, permitting and land holding costs in 2000. Significant expenditures for these activities are not expected in 2001.

         Permitting Status. Radioactive materials licensing and UIC permit hearings for currently producing areas have been completed, and the necessary permits have been issued. Some minor amendments for further production within the permit area will be required as development proceeds. The term of the license and UIC permit is effectively open-ended.

         Restoration and Reclamation.

         The Company incurred approximately $410,000 in restoration costs at the Rosita site from July to December 2000 under the restoration agreement with the Texas regulatory agencies and the Company's bonding company.


SOUTH TEXAS DEVELOPMENT PROPERTIES

VASQUEZ

         The Property. The property consists of two mineral leases on 842 gross and net acres located in southwestern Duval County, Texas.

         The secondary lease term for this property expired in February 2000. URI tendered payment under the shut-in royalty clause of the lease in 2000 and 2001 and also holds its rights to the property through continuous development clauses in the lease. The lessor returned the Company's shut-in royalty payments for 2000 without disclosing their reasons for rejecting the Company's payment. The Company believes that it will continue to hold its rights to the property under either the shut-in royalty or the continuing development clauses of the lease. The leases provide for royalties based on uranium sales.

         Reserves. The Company estimates that the property contained approximately 2.8 million pounds of recoverable resources at December 31, 2000.

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

         The NRC finalized and completed the publication of the FEIS in the first quarter of 1997. The NRC issued an operating license in January 1998 that would allow operations to begin in the Churchrock district. In mid-1998, the NRC determined that certain Churchrock and Crownpoint residents who requested a hearing were qualified as to standing. Under the source materials licensing procedures of the NRC, a hearing covering the license was conducted during 1999. The administrative law judge has ruled on all of the contentions and upheld the license. Subsequently, the ruling by the administrative law judge was appealed to the full NRC. On January 31 the full Nuclear Regulatory Commission ruled on the Churchrock License and concurred with the technical, substantive and legal findings of the Atomic Safety Licensing Board Presiding Officer for the Churchrock Section 8 site. The Commission also determined that the Company must proceed with the hearing process for other New Mexico properties beyond Churchrock

Section 8. It is projected that the hearing process will resume in early 2002. Although all the decisions to date have been favorable to the Company, there can be no assurance that the license will be maintained in its current form allowing the Company to proceed with its planned operations, or that the NRC process will be concluded on a timely basis.

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

         Resources. The Company estimates that as of December 31, 2000, Section 8 contained approximately 4.2 million pounds of recoverable uranium resources.
Section 17 contained approximately 5.5 million pounds of recoverable resources and the Mancos property contained approximately 2.7 million pounds of recoverable resources.

         Development Plan. It is anticipated that the first property to be developed will be Churchrock. Costs related to permitting activities and land holding costs were approximately $110,000 in 2000. The Company does not anticipate significant spending for permitting and land holding costs in 2001. The Company anticipates having to demonstrate financial surety in connection with production activities.

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

         Permitting Status. On June 21, 1989 the EPA issued its aquifer exemption covering that portion of the Churchrock site known as Section 8, and on November 1, 1989, NMED issued its permit, covering UIC activities on Section
8. On October 7, 1994, NMED issued an amended permit covering UIC activities on both Section 8 and Section 17. The permit for Section 17 was contested by the Navajo Nation who claimed UIC regulatory jurisdiction over the site, based on the fact that the surface estate is owned by the Navajo Nation. The EPA, acting as an advocate for the Navajo Nation, has asserted the Navajo Nation's claim and has refused to amend its previously issued aquifer exemption covering Section 8 to add the portion of the Churchrock facility on Section 17. The Company does not plan to pursue permits for Mancos at this time.

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

         Resources. With respect to all the Crownpoint acreage, the Company estimates as of December 31, 2000, the property contained approximately 25.3 million pounds of recoverable resources.

         Development Plan. The New Mexico properties will be developed according to the license conditions issued by the NRC. Under the license, the first operating property will be Churchrock followed by Crownpoint. Costs relating to permitting activities and land holding costs for Crownpoint were $200,000 in 2000, and are not expected to be significant in 2001.

         Water Rights. With respect to Crownpoint and Unit I, the Company has acquired three applications for appropriations of water which give the Company the first three "positions in line" on the hearings list for the San Juan Basin. Certain aspects of all three applications were protested and were subject to hearings, however all protests were subsequently withdrawn. On January 4, 2001 the State Engineer remanded the three applications to the Water Rights Division staff for further review and analysis. The Company has informed the Water Rights Division staff that it intends to proceed with the three pending applications. Water rights relating to Unit 1 may likely involve the claim of the jurisdiction of the Navajo Nation, and this jurisdictional issue might also be present for other parts of Crownpoint.

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

         The Company is obligated to spend on exploration $200,000 per year for the ten-year period starting in March 1997 and $400,000 per year for the seven-year period starting in March 2007. This expenditure can be made on any of the Category II or Category III properties. The Company intends to seek a waiver of this requirement for 2001.

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

RECLAMATION AND RESTORATION COSTS AND BONDING REQUIREMENTS

         Upon completion of production from a wellfield, the Company is obligated under state and federal law to restore the aquifer to a condition consistent with its pre-mining use. This involves restoration of the aquifer, plugging and abandoning the injection and production wells and reclaiming the surface. With respect to operations at Kingsville Dome and Rosita the TNRCC and TDH requires the Company to provide financial surety to cover the costs of such restoration and reclamation. The surety bond requirement at December 31, 2000 was approximately $5.6 million. The Company fulfills this requirement through the issuance of surety bonds from the United States Fidelity and Guaranty Company ("USF&G") and has deposited as collateral for such bonds cash of approximately $2.8 million. The Company is obligated to fund the cash collateral account with an additional $0.50 for each pound of uranium production until the account accumulates an additional $1.0 million. The Company estimates that its future reclamation liabilities with respect to current operations at December 31, 2000 approximates $4.4 million, which has been charged to earnings. These financial surety obligations are reviewed and revised annually by the TNRCC and TDH.

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

ITEM 3. LEGAL PROCEEDINGS

BENTON BANKRUPTCY

         During 1994, the Company engaged in certain transactions with companies controlled by Mr. Oren L. Benton (the "Benton Companies"). In 1995, Benton and various of the Benton Companies filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Benton Bankruptcy"). In 1998 the Trustee sought recovery of approximately $1.6 million of payments made by certain of the Benton Companies to the Company, claiming that the payments and advances were avoidable as preferential and/or fraudulent transfers. On July 17, 2000, the parties entered into a settlement agreement whereby the Company issued a $135,000 Convertible Note due July 17, 2005, assigned its rights under a $65,000 Promissory Note from Benton and assigned certain claims against Union Bank of Switzerland in settlement of the complaint. Interest on the Convertible Note is due at maturity and the Note bears interest at rate of 6% per annum. The Company may prepay the Note at any time and the holder of the Note may convert all principal and accrued interest into shares of the Company's common stock at a conversion price of $0.75 per share.

OTHER
         The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to cause material expenditures.


INDIAN LANDS JURISDICTIONAL DISPUTE

         See "Churchrock District-Permitting Status" for a discussion of permitting jurisdiction over certain of the Company's mineral properties in New Mexico.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In March 2001 the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the "Common Stock"), from 35,000,000 to 100,000,000. Stockholders also approved an amendment to the Company's 1995 Stock Incentive Plan (the "1995 Plan") to increase the number of shares of the Company's Common Stock eligible for issuance under the 1995 Plan from 1,250,000 shares to 4,000,000 shares.

                                   ----------

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

COMPANY LIQUIDITY

         As a result of the depressed spot prices in the uranium marketplace, the Company shut-in and placed on stand-by its two South Texas facilities in the first quarter of 1999. Nominal production from these sites continued to July 1999 until their incremental production costs exceeded the cost of purchasing uranium in the marketplace. The Company continues perform activities at these locations related to its ongoing groundwater restoration efforts.

         Between August 2000 and April 2001 the Company entered into a series of equity transactions which raised $2.835 million in proceeds to the Company. In October 2000 the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company, that provides the Company access to up to $2.2 million in additional funding for restoration activities. The term of the restoration agreement runs through the end of 2001.

         Assuming that the Company is able to continue funding its restoration of the Kingsville Dome and Rosita mine sites through extensions to restoration agreement, the Company estimates that the cash generated from its most recent equity infusion should provide it with the resources to remain operating into approximately the first quarter of 2003. Additional funds will be required for the Company to continue operating after that date. The Company cannot guarantee that it will be able to extend such agreement beyond 2001, or that any extension of the agreement that is negotiated will contain the same terms and conditions as the current agreement.

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

         The Company expects to be able to fund its 2001 and 2002 capital requirements from existing cash sources

POTENTIAL ADVERSE EFFECT OF FEDERAL AND STATE REGULATIONS

         The development and production of uranium is subject to extensive governmental regulations that materially affect the economics of the Company's operations and the timing of project development. To produce uranium, the Company must secure and maintain multiple permits, obtain adequate water rights and comply with extensive federal, state and potential tribal regulations for environmental protection, including regulations relating to air and water quality, the prevention of groundwater contamination, the reclamation and restoration of wellfield aquifers and the treatment, transportation and disposal of liquid and/or byproduct material and solid wastes generated by the Company's uranium mining and processing activities. To date, the Company's operations have not been materially and adversely affected by the inability to obtain or maintain required permits or water rights or by any groundwater contamination or the disposal of waste or byproduct material. However, should the Company be unable to obtain or maintain permits or water rights for development of its properties or otherwise fail to adequately handle future environmental issues, the Company's operations could be materially and adversely affected by expenditures or delays in the Company's ability to initiate or continue production at its properties.

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

         The Company has expended significant resources, both financial and managerial; to comply with environmental protection laws, regulations and permitting requirements and anticipates that it will be required to continue to do so in the future. Although the Company believes its producing properties comply in all material respects with all relevant permits, licenses and regulations pertaining to worker health and safety as well as those pertaining to the environment, the historical trend toward stricter environmental regulation may continue. The uranium industry is subject to not only the worker health and safety and environmental risks associated with all mining businesses, but also to additional risks uniquely associated with uranium mining and processing. The possibility of more stringent regulations exists in the areas of worker health and safety, the disposal of wastes and byproduct material, the decommissioning, decontamination and reclamation of mining, milling, refining and conversion sites, and other environmental matters, each of which could have a material adverse effect on the costs or the viability of a particular project.

         The Company is required to provide financial surety to state environmental agencies for plugging wells, groundwater restoration and site decommissioning, decontamination and reclamation. The Company estimates that it's current restoration, decommissioning, decontamination and reclamation costs are approximately $4.4 million, which amount the Company has accrued as a liability on its financial statements. The Company satisfied its financial surety requirements imposed by environmental regulators with surety bonds totaling approximately $5.6 million at December 31, 2000, $2.8 million of which is collateralized by the Company with cash. The Company anticipates that its future financial surety requirements will increase significantly when future development and production occurs at its sites in Texas and New Mexico. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. There can be no assurance that the Company will have sufficient capital to meet these future financial surety obligations.

NEED TO REPLACE RESERVES

         When in production, the Company's producing uranium mines are, in general, characterized by a series of individual wellfields that produce at differing declining production rates. Each wellfields production decline rate depends on ore reserve characteristics, and, in the case of the Company, varies from a steep decline rate of six months, to a relatively slow production decline rate of eighteen months. The Company's future uranium reserve production, and therefore cash flow and income, are highly dependent upon the Company's level of success in exploiting its current resources and acquiring or developing additional reserves. Reserves at the Company's producing sites were depleted in 1999, although there is the potential for developing additional wellfields at Kingsville Dome. There can be no assurance that the Company's development properties will be placed into production or that the Company will be able to continue to find and develop or acquire additional reserves.

COMPETITION

         There is global competition in the uranium industry for mineral properties, capital, customers and the employment and retention or qualified personnel. In the production and marketing of uranium concentrates there are approximately 15 major uranium-producing entities, some of which are government controlled and all of, which are significantly larger and better, capitalized than the Company.

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

         The spot market price for uranium has demonstrated a large range since January 1995. Prices have risen from $9.65 per pound as of January 31, 1995 to a high of $16.50 per pound as of May 31, 1996. The spot price as of December 31, 2000 and March 31, 2001 was $7.10 and $8.25 per pound, respectively.

URANIUM CONTRACT PORTFOLIO

         Long-term contracts have historically been the primary source of revenue to the Company. At the beginning of 1999 the Company had four long-term contracts for deliveries over the next two, three and four years of approximately $26.9 million in revenues. During 1999, the Company assigned its delivery rights for 2000 through 2002 under one of these contracts and also accelerated the scheduled deliveries under another contract into the fourth quarter of 1999. These transactions coupled with additional transactions made in the first quarter of 2000 converting the value of the Company's long-term sales contracts into cash have had the effect of exhausting its sales contract portfolio. Currently, the Company does not have any remaining scheduled uranium deliveries under contract for 2001 or beyond.

         The Company must secure new profitable uranium sales contracts as the basis for its continued long-term existence. Demonstrated profitability under such new contracts will form the basis for the

Company to be able to secure the requisite financing/equity infusion to resume production at its mine sites. The profitability under such new contracts will depend on a number of factors including the cost of producing uranium at the Company's mining properties, the Company's ability to produce uranium to meet its sales commitments and the spot market price of uranium.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Prior to March 24, 1999 the Company's Common Stock was traded on NASDAQ under the trading symbol URIX. On March 23, 1999, the Company's common stock was delisted from the NASDAQ National Market. Effective March 24, 1999, the Company's common stock began being quoted on the OTC Bulletin Board. Beginning with trading on October 16, 2000 the Company's trading symbol on the OTCBB was changed to URIXE and its common stock traded on the OTCBB under this symbol through November 13, 2000. On November 14, 2000 the Company became ineligible for trading on the OTC Bulletin Board. The company's non-compliance resulted from the filing of its Annual Report on Form 10-K for 1999 with unaudited financial statements. Beginning with trading on November 14, 2000, the Company's common stock has traded on the Pink Sheets.

         The following table sets forth the high and low sales prices for the Common Stock as reported on the applicable markets for the periods indicated:


                                            Common Stock
                                        ---------------------
Fiscal Quarter Ending                   High             Low
---------------------                   ----             ---
December 31, 2000                        1/8             2/64
September 30, 2000                      9/64             5/64
June 30, 2000                           3/16             3/32
March 31, 2000                         14/32             7/64
December 31, 1999                      13/64             7/64
September 30, 1999                      9/32             5/32
June 30, 1999                          27/64             5/32
March 31, 1999                           1/2              1/8

         The high and low sales prices for the common stock for the period January 1, 2001 to April 10, 2001, was $0.25 and $0.04 respectively.


RECENT SALES OF UNREGISTERED SECURITIES

         In August 2000, the Company raised $750,000 of equity by the issuance of 7.5 million shares of Common Stock at $0.10 per share to a group of private investors. The investors were also issued five-year warrants to purchase an aggregate of 5,625,000 shares of Common Stock with an initial exercise price of $0.20 per share. These exercise price of the warrants have been adjusted to $0.14 per share in accordance to the terms of the warrant as a result of the equity transaction completed in April 2001.

         On January 31, 2001 the Company obtained a $250,000 loan by issuing demand notes to private investors. Principal on the notes was due upon demand by the noteholders, and interest was due and payable on the first day of every May, August, November and February at the rate of 11% per annum. Holders of the notes had the right, but not the obligation, to purchase Common Stock or other equity securities offered by the Company in any subsequent private placements by paying for such purchase by forgiving unpaid interest and/or principal due and unpaid on the notes at $0.08 per share. The $250,000 in principal under the demand notes was converted on April 11, 2001 into 3,125,000 shares of common stock of the Company in connection with an equity transaction which raised an additional $1.835 million capital. Interest on the demand notes of approximately $5,400 was paid in cash at the closing of the equity transaction.

         In April 2001, the Company raised an additional $1,835,000 of equity by the issuance of 26,062,500 million shares of Common Stock at $0.08 per share to a group of private investors pursuant to a Common Stock Purchase Agreement. Included in the issuance was the conversion of the $250,000 loan entered into on January 30, 2001 with the holders of the demand notes. Under that Agreement the Company will file a Registration Statement with the Securities and Exchange Commission registering for resale the shares issued pursuant to the Stock Purchase Agreement and the shares issued and issuable upon the exercise of warrants issued in the August 2000 private placement within 60 days of the closing date of the private placement.

HOLDERS

         As of April 12, 2001, the Company had 48,992,278 shares of Common Stock outstanding held of record by 156 persons.

DIVIDENDS

         The Company did not declare or pay any cash or other dividends on its Common Stock during the years ending December 31, 2000, 1999, or 1998. The Company does not anticipate paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         To be filed upon completion of the December 31, 2000 year-end audit on Form 10-KSB/A.

ITEM 7. FINANCIAL STATEMENTS

         The information called for by Item 7 to be filed upon completion of the December 31, 2000 year-end audit on Form 10-KSB/A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported on Form 8-K dated February 16, 2001, on February 9, 2001 the Board of Directors of the Company recommended and approved the replacement of its principal accountants, Arthur Andersen LLP with the firm of Hein + Associates LLP, independent auditors. Hein + Associates LLP have been engaged to perform the audit of the Company's financial statements for the two years ended December 31, 1999 and 2000.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         The Board of Directors of the Company consists of the three individuals shown below. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by plurality vote.

         The following table sets forth certain information concerning the individuals nominated for election as directors of the Company:

                                                                          Positions and Offices
                          Name                        Age                    with the Company
                          ----                        ---                 ---------------------
                    Paul K. Willmott                  61            Chairman, Chief Executive Officer,
                                                                          President and Director

                    Leland O. Erdahl                  72                         Director

                   George R. Ireland                  44                         Director


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

         GEORGE R. IRELAND has served as a director since May 25, 1995. Mr. Ireland is a General Partner in Ring Partners, LLC, a private investment partnership. From February 1991 to February 2000, Mr.

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

ARRANGEMENTS REGARDING ELECTION OF DIRECTORS

         In 1995, George R. Ireland was appointed to the Board of Directors following the closing of certain transactions with the Lindner Group. In connection with these transactions, the Company has agreed to nominate two individuals designated by the Lindner Group for election to the Board. Mr. Ireland was the Lindner Group's sole designee for membership to the Board. In February 2000 the Lindner Group's agreement terminated.

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

         The following table sets forth certain information concerning executive officers who are not also directors of the Company:

                                                                               Positions and Offices
                           Name                       Age                         with the Company
                           ----                       ---                      ---------------------
                   Richard A. Van Horn                 54                Senior Vice President - Operations

                    Thomas H. Ehrlich                  41        Vice President, Chief Financial Officer, Secretary
                                                                                   and Treasurer

                     Mark S. Pelizza                   48        Vice President - Health, Safety and Environmental
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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for the years ended December 31, 2000, 1999 and 1998 paid to the Company's Chief Executive Officer and certain other executive officers of the Company.

         SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                               -----------------------------------------     --------------------------------
                                                                             OTHER           SECURITIES
                                                                             ANNUAL          UNDERLYING          ALL OTHER
             NAME AND PRINCIPAL                 SALARY      BONUS        COMPENSATION(1)      OPTIONS         COMPENSATION(2)
                  POSITION           YEAR        ($)         ($)              ($)               (#)                 ($)
           -----------------------   ----       ------      -----        ---------------     ----------       ---------------
           Paul K. Willmott(3)       2000      $198,799       $0            $1,152             750,000           $ 1,788
           Chairman, President and   1999      $187,859       $0            $  942                  --           $ 9,818
           Chief Executive Officer   1998      $200,701       $0            $  561              40,000           $ 1,887

           Richard A. Van Horn(4)    2000      $134,982       $0            $3,189             500,000           $ 1,686
           Senior Vice President -   1999      $115,283       $0            $  863                  --           $11,036
           Operations                1998      $132,749       $0            $1,960              25,000           $ 1,200

           Mark S. Pelizza           2000      $104,924       $0            $5,636             500,000           $ 1,533
           Vice President - Health,  1999      $ 95,384       $0            $7,456                  --           $ 6,166
           Safety and                1998      $107,634       $0            $6,386               9,000           $ 1,010
           Environmental Affairs

           Thomas H. Ehrlich(5)      2000      $105,237       $0            $  100             500,000           $ 1,358
           Vice President and        1999      $ 94,069       $0            $  200                  --           $ 7,309
           Chief Financial           1998      $107,260       $0            $  297              12,000           $ 1,050
           Officer



----------
1 Represents amount paid for out-of-pocket medical and dental expenses under the Company's Supplemental Health Care Plan.

2 Represents contributions made by the Company under the Company's 401(k) Profit Sharing Plan (see "401(k) Profit Sharing Plan" below) and compensation in shares of the Company's Common Stock under the 1999 Deferred Compensation Plan (See "Deferred Compensation Plans" below). The shares issued under the 1999 Deferred Compensation Plan were valued at $0.375 per share, which exceeded the fair market value of such shares when issued.

3 Salary for 2000 and 1999 includes $90,000 and $99,904, respectively which was deferred under the Company's 1999 Deferred Compensation Plan and 2000-2001 Deferred Compensation Plan.

4 Salary for 2000 includes $20,800 that was deferred under the Company's 2000-2001 Deferred Compensation Plan.

5 Salary for 2000 and 1999 includes $17,140 and $6,163, respectively which was deferred under the Company's 1999 Deferred Compensation Plan and 2000-2001 Deferred Compensation Plan.

SUPPLEMENTAL HEALTH CARE PLAN

         The Company has adopted a health care plan (the "Supplemental Plan") for the officers of the Company and certain of the employees of the Company who are also stockholders, which supplements the standard health care plan available to all eligible employees of the Company (the "Standard Plan"). The Supplemental Plan pays directly to the participant 80% of all out-of-pocket medical and dental expenses not covered under the Standard Plan, including deductibles and co-insurance amounts. Additionally, the Supplemental Plan provides to each participant $100,000 of accidental death and dismemberment insurance protection and a world wide medical assistance benefit. Each participant in the Supplemental Plan may receive a maximum annual benefit of $50,000 or $100,000, at the Company's option. The Company pays an annual premium under the Supplemental Plan equal to $250 per participant plus 10% of claims paid. There are currently three officers and employees covered by the Supplemental Plan.


401(k) PROFIT SHARING PLAN

         The Company maintains a defined contribution profit sharing plan for employees of the Company (the "401(k)") that is administered by a committee of trustees appointed by the Company. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year the Company makes a contribution to the 401(k) out of its current or accumulated net profits (as defined) in an amount determined by the Board of Directors but not exceeding 15% of the total compensation paid or accrued to participants during such fiscal year. The Company's contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at the Company's discretion) of the participants' contributions, up to 4% of each participant's gross pay. For the plan year ended July 31, 2000, the Company contributed amounts equal to 25% of the participant's contributions, up to 4% of gross pay. For the plan years ended July 31, 1999 and July 31, 1998, the Company contributed amounts equal to 25% of the participant's contributions, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

EMPLOYEES' STOCK OPTION PLANS

         On December 19, 1995 the Company's stockholders approved the 1995 Stock Incentive Plan (the "1995 Plan") for key employees of the Company. The 1995 Plan initially authorized grants of incentive stock options and non-qualified options to purchase up to an aggregate of 750,000 shares of Common Stock. In 1998 the Company adopted an amendment to the 1995 Plan which increased the number of shares of Common Stock authorized to be issued to 1,250,000 shares. In March 2001 the stockholders approved an amendment to the 1995 Plan which increased the number of shares of Common Stock authorized to be issued to 4,000,000. The Stock Option Committee of the Board of Directors is responsible for the administration of the 1995 Plan and has the full authority, subject to the provisions of the 1995 Plan, to determine to whom and when to grant options and the number of shares of Common Stock covered by each grant.

         As of February 28, 2001, a total of 3,079,145 shares are reserved for issuance upon exercise of currently outstanding options granted under the 1995 Plan. As of that date 920,855 shares were reserved for issuance pursuant to options that may be granted in the future under the 1995 Plan. No shares have been issued upon the exercise of options under the 1995 Plan.

         The Company also maintains an Employee's Stock Option Plan under which the Company may grant non-qualified options. As of February 28, 2001, a total of 268,137 shares are reserved for issuance under options outstanding under that plan.

DEFERRED COMPENSATION PLANS

         Under the Company 1999 Deferred Compensation Plan (the "1999 Plan") executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of the Company's Common Stock. A total of $231,844 was deferred under the 1999 Plan of which $50,116 was paid by issuing 302,939 shares of the Company's Common Stock at $0.375 per share.

         The Company also has a 2000-2001 Deferred Compensation Plan (the "2000-2001 Plan"). Under that plan executive officers and directors of the Company and its subsidiaries were permitted to defer up to 100% of their 2000 and 2001 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of the Company's Common Stock valued at $0.20 per share. At January 31, 2001, a total of $171,813 has been deferred under that plan and no elections have yet been made to convert any such amounts into shares.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information with respect to options granted to the executive officers named in the Summary Compensation Table in the fiscal year ended December 31, 2000.

                                                                                                   POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                                                                                   ANNUAL RATES OF STOCK
                                                                                                    PRICE APPRECIATION
                                                      INDIVIDUAL GRANTS                               FOR OPTION TERM
                             -------------------------------------------------------------------   ---------------------
                                                PERCENT OF
                                NUMBER OF      TOTAL OPTIONS
                               SECURITIES       GRANTED TO       EXERCISE OF
                               UNDERLYING      EMPLOYEES IN      BASE PRICE
  NAME                       OPTIONS GRANTED    FISCAL YEAR       ($/SHARE)     EXPIRATION DATE     5%($)       10% ($)
  ----                       ---------------   -------------     -----------    ---------------    ------       -------
  Paul K. Willmott           750,000               33.3%            $0.20         09/27/2010       $94,334      $239,061

  Richard A. Van Horn        500,000               22.2%            $0.20         09/27/2010       $62,889      $159,374

  Mark S. Pelizza            500,000               22.2%            $0.20         09/27/2010       $62,889      $159,374

  Thomas H. Ehrlich          500,000               22.2%            $0.20         09/27/2010       $62,889      $159,374

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 2000 and the year-end value of unexercised options held by each of the executive officers named in the Summary Compensation Table.

                                                                        NUMBER OF
                                                                        SECURITIES             VALUE OF
                                                                        UNDERLYING            UNEXERCISED
                                      SHARES                            UNEXERCISED          IN-THE-MONEY
                                    ACQUIRED ON     VALUE REALIZED   OPTIONS AT FISCAL     OPTIONS AT FISCAL
              NAME                  EXERCISE (#)         ($)           YEAR END (#)           YEAR END ($)
              ----                  ------------    --------------   -----------------     -----------------
                                                                        EXERCISABLE/          EXERCISABLE/
                                                                       UNEXERCISABLE         UNEXERCISABLE
                                                                     -----------------     -----------------
Paul K. Willmott(1)                      --              --              100,000/0               **
                                                                         100,000/0               **
                                                                         40,200/0                **
                                                                         37,670/0                **
                                                                       19,710/6,570              **
                                                                       20,000/20,000             **
                                                                         0/750,000               **
                                                                         19,000/0                **
                                                                          1,000/0                **

Richard A. Van Horn(2)                   --              --            41,250/13,750             **
                                                                       12,500/12,500             **
                                                                         0/500,000               **

Mark S. Pelizza(3)                       --              --              14,437/0                **
                                                                          9,360/0                **
                                                                        5,775/1,925              **
                                                                        4,500/4,500              **
                                                                         0/500,000               **

Thomas H. Ehrlich(4)                     --              --              35,000/0                **
                                                                          4,260/0                **
                                                                       10,500/3,500              **
                                                                        6,000/6,000              **
                                                                         0/500,000               **

----------

** Represents an option whose grant price is above the December 31, 2000 closing price on the Pink Sheets.

1 Based on the closing price on the Pink Sheets on December 31, 2000 ($0.05) less the grant prices of $4.13, $8.38, $6.88, $9.75, $7.125, $2.9375, $0.20,
$4.25 and $5.88, respectively.

2 Based on the closing price on the Pink Sheets on December 31, 2000 ($0.05) less the grant price of $5.50 $2.9375, and $0.20 respectively.

3 Based on the closing price on the Pink Sheets on December 31, 2000 ($0.05) less the grant price of $2.94, $9.75, $7.125 $2.9375, and $0.20 respectively.

4 Based on the closing price on the Pink Sheets on December 31, 2000 ($0.05) less the grant price of $6.94, $9.75, $7.125 $2.9375, and $0.20 respectively

DIRECTOR COMPENSATION

         Under the Company's Directors' Stock Option Plan ("Directors' Plan"), each new non-employee director elected or appointed to the Board of Directors for the first time is granted an option to purchase 20,000 shares of Common Stock as of the date of such election or appointment and, upon the re-election of a non-employee director at an annual meeting of the Company's stockholders, such director is granted an option to purchase an additional 1,000 shares as of the date of such election. As of December 31, 2000, a total of 71,000 shares are reserved for issuance upon exercise of options granted under the Directors' Plan and 50,500 shares were reserved for exercise upon the future grant of options under the Directors' Plan.

         Mr. Erdahl holds options covering 26,000 shares under the Directors' Plan. Mr. Ireland holds options covering 25,000 shares under the Directors' Plan. Mr. Willmott holds options covering 20,000 shares under the Directors' Plan.

         In addition, Messrs. Ireland and Erdahl each hold options to purchase 100,000 shares of Common Stock. Those options were not granted under the Directors' Plan. On November 17, 1997, the expiration date of the options was extended for three years until 2001 and the exercise price was increased by $0.25 per share.

         Compensation for 2000 to the non-employee directors was awarded at the rate of $3,000 per quarter plus $1,000 per meeting attended of the Board and committees of the Board. Each director deferred a total of $16,000 in 2000 under the 2000-2001 Plan, which represented all of their compensation for that year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In August 1994, the Company formed a Compensation Committee to determine the compensation of the executive officers and to set the guidelines for compensation for the employees of the Company. During the fiscal year ended December 31, 2000, the Compensation Committee was comprised of Leland O. Erdahl and George R. Ireland . No member of the Compensation Committee has been or was during the fiscal year ended December 31, 2000, an officer or employee of the Company or any of the Company's subsidiaries. In addition, no member of the Compensation Committee during the fiscal year ended December 31, 2000 had any relationship requiring disclosure under the caption "Certain Relationships and Related Transactions." No executive officer of the Company serves or served on the compensation committee of another entity during the fiscal year ended December 31, 2000 and no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Compensation Committee of the Company.

COMPENSATION AGREEMENTS WITH KEY EXECUTIVES

         In June 1997 the Company entered into Compensation Agreements with each of the executive officers named in the compensation table that provide that in the event of a change in control of the Company, the executive will have certain rights and benefits for a period of either twenty-four or thirty-six months following such change in control. The agreements specify that the executive will continue to receive compensation and benefits for the remainder of the applicable period if the Company terminates the executive or if the executive terminates his employment following the occurrence of certain actions without the executive's consent. However, the Company is not obligated to provide such rights and benefits to the executive if the executive was terminated for cause.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 12, 2001, certain information regarding persons known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. Shown separately in the second table below is information regarding the beneficial ownership of the Company's Common Stock by (i) each director of the Company,
(ii) each of the executive officers, and (iii) all directors and executive officers as a group.

PRINCIPAL STOCKHOLDERS

                                               AMOUNT AND NATURE OF BENEFICIAL                    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                    OWNERSHIP(1)                            OF CLASS(2)
------------------------------------           -------------------------------                  -----------
Rudolf J. Mueller                                       6,787,700(3)                               13.5%
c/o The Winchester Group
153 East 53rd Street, Suite 5101
New York, NY 10022

Arnold Spellun                                          4,062,500(4)                                8.1%
529 Fifth Avenue
8th Floor
New York, NY 10017

                                                        3,987,350(5)                                8.0%
Robert M. Manning
119 Cooper Ave.
Upper Montclair, NJ 07043

William D. Witter                                       3,750,000                                   7.7%
153 East 53rd Street
New York, NY 10022


Central Bank and Trust Co.
Trustee of the John C. Mull IRA                         3,500,000(6)                                7.0%
P.O. Box 1366
Hutchinson, KS 67504-1366


----------
1 Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.

2 The shares owned by each person, and the shares included in the total number of shares outstanding, have been adjusted, and the percentages owned have been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. Shares subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

3 Includes (i) 78,300 shares owned by members of Mr. Mueller's family in which Mr. Mueller shares voting and dispositive power, and (ii) 1,125,000 shares obtainable at $0.20 per share pursuant to warrants that are exercisable through August 21, 2005.

4 Includes 937,500 shares obtainable at $0.20 per share pursuant to warrants that are exercisable through August 21, 2005.

5 Includes 618,750 shares obtainable at $0.20 per share pursuant to warrants that are exercisable through August 21, 2005.

6 Includes 750,000 shares obtainable at $0.20 per share pursuant to warrants that are exercisable through August 21, 2005.

DIRECTORS AND EXECUTIVE OFFICERS

                           NAME OF                     AMOUNT AND NATURE OF
                       BENEFICIAL OWNER               BENEFICIAL OWNERSHIP(1)        PERCENT OF CLASS(2)
                       ----------------               -----------------------        -------------------
                       Paul K. Willmott                      494,512(3)                      1.0%

                       Leland O. Erdahl                      157,323(4)                      0.3%

                       George R. Ireland                     194,073(5)                      0.4%

                      Richard A. Van Horn                    148,416(6)                      0.3%

                        Mark S. Pelizza                      320,568(7)                      0.6%

                       Thomas H. Ehrlich                     112,060(8)                      0.2%

             All executive officers and directors
                    as a group (6 persons)                 1,426,952(9)                      2.8%

----------

1 Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.

2 The shares owned by each person, and the shares included in the total number of shares outstanding, have been adjusted, and the percentages owned have been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. Shares subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but not deemed outstanding for computing the percentage ownership of any other person.

3 Includes 451,249 shares that may be obtained by Mr. Willmott through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 954,201 shares that may be obtained by Mr. Willmott through the exercise of stock options exercisable more than 60 days from the date hereof.

4 Includes 124,250 shares that may be obtained by Mr. Erdahl through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 1,750 shares that may be obtained by Mr. Erdahl through the exercise of stock options exercisable more than 60 days from the date hereof.

5 Includes 123,500 shares that may be obtained by Mr. Ireland through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 1,500 shares that may be obtained by Mr. Ireland through the exercise of stock options exercisable more than 60 days from the date hereof.

6 Includes 95,083 shares that may be obtained by Mr. Van Horn through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 548,917 shares that may be obtained by Mr. Van Horn through the exercise of stock options exercisable more than 60 days from the date hereof.

7 Includes 49,047 shares that may be obtained by Mr. Pelizza through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 523,850 shares that may be obtained by Mr. Pelizza through the exercise of stock options exercisable more than 60 days from the date hereof.

8 Includes 79,660 shares that may be obtained by Mr. Ehrlich through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 537,800 shares that may be obtained by Mr. Ehrlich through the exercise of stock options exercisable more than 60 days from the date hereof.

9 Includes 922,789 shares that may be obtained through the exercise of stock options that are currently exercisable or will become exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXTENSION OF MATURITY DATE AND ADJUSTMENT OF CONVERSION PRICE OF LINDNER LOAN

         In May 1995, the Company borrowed $6,000,000 from two Lindner funds and issued 6.5% secured convertible notes, convertible at $4.00 per share into shares of Common Stock and maturing on May 25, 1998. In addition, the Company issued warrants to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price of $4.00 per share to the two Lindner Funds.

         In March 1998, the Company and the Lindner Funds extended the maturity date of the loan to May 31, 2000, reduced the conversion price to $3.00 per share, reduced the exercise price of the warrants to $3.00 per share and extended expiration date of the warrants to May 31, 2000. In February 2000, the $6,000,000 loan and accrued interest of $334,000 was converted into 2,111,478 shares of the Company's Common Stock. The warrants expired unexercised on May 31, 2000 except for warrants covering 500,000 shares, which were exercised in 1996 at $4.00 per share.

                                     PART IV


ITEM 13. EXHIBITS REPORTS ON FORM 8-K

(a) (1)  Financial Statements.

         To be filed upon completion of the December 31, 2000 year end audit on Form 10-KSB/A.

(a) (2)  Financial Statement Schedules.

         To be filed upon completion of the December 31, 2000 year end audit on Form 10-KSB/A.

(a) (3)  Exhibits.

         To be filed upon completion of the December 31, 2000 year end audit on Form 10-KSB/A.

(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K dated October 16, 2000 which disclosed the Company had entered into a definitive agreement with Texas regulatory authorities and the Company's bonding company providing access to $2.3 million of funds to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas.

         The Company also disclosed that it received notification that the Company no longer met the eligibility rules for quotation on the OTC Bulletin Board. The Company's non-compliance resulted from the filing of its Annual Report Form on 10-K for 1999 with unaudited financial statements. Beginning November 14, 2000 the Company's common stock was quoted on the "Pink Sheets".

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

         Signature                                                                          Date
         ---------                                                                          ----
         /s/ Paul K. Willmott                                                           April 14, 2001
         ----------------------------------------------------
         Paul K. Willmott,
         Director, President and Chief Executive Officer

         /s/ Thomas H. Ehrlich                                                          April 14, 2001
         ----------------------------------------------------
         Thomas H. Ehrlich,
         Vice President - Finance and Chief Financial Officer
         (Principal Financial and Accounting Officer)

         /s/ Leland O. Erdahl                                                           April 14, 2001
         ----------------------------------------------------
         Leland O. Erdahl, Director

         /s/ George R. Ireland                                                          April 14, 2001
         ----------------------------------------------------
         George R. Ireland, Director