Form 10QSB
period 2001-03-31
URANIUM RESOURCES INC /DE/
filed 2001-05-15
CIK 839470

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----                         Exchange Act of 1934

                For the quarterly period ended March 31, 2001 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----                         Exchange Act of 1934

             For the transition period from __________ to __________


                         Commission file number 0-17171

                             URANIUM RESOURCES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        DELAWARE                                         75-2212772
(State of Incorporation)                    (I.R.S. Employer Identification No.)

             650 S. EDMONDS LANE, SUITE 108, LEWISVILLE, TEXAS 75067
                    (Address of Principal Executive Offices)

                                 (972) 219-3330
                (Issuer's Telephone Number, Including Area Code)

                12750 MERIT DRIVE, SUITE 750, DALLAS TEXAS 75251
                  (Former Address if Changed From Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes      No  X
                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock                Number of Shares Outstanding
-----------------------------------                ----------------------------
   Common Stock, $0.001 par value                 48,992,278 as of  May 14, 2001


--------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                   2001 FIRST QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


         Item 1.  Financial Statements                                                             3


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                          3


PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                4

         Item 2.  Changes in Securities and Use of Proceeds                                        4

         Item 3.  Defaults Upon Senior Securities                                                  4

         Item 4.  Submission of Matters to a Vote of Security Holders                              4

         Item 5.  Other Information                                                                4

         Item 6.  Exhibits and Reports on Form 8-K.                                                4


SIGNATURES                                                                                         5


INDEX TO EXHIBITS                                                                                E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Uranium Resources, Inc. is undergoing an audit of its financial statements for the years ended December 31, 1999 and 2000. The financial statements required by Item 310(b) of Regulation S-B will be filed upon the completion of the audit on Form 10-QSB/A.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Uranium Resources, Inc. is undergoing an audit of its financial statements for the years ended December 31, 1999 and 2000. The financial statements required by
Item 303 of Regulation S-B will be filed upon the completion of the audit on Form 10-QSB/A.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In April 2001, Uranium Resources, Inc. (the "Company") completed a private placement of 26,062,500 shares of Common Stock of the Company at $0.08 per share, consisting of $1,835,000 in cash and the cancellation of $250,000 of debt.

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

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  To be filed upon the completion of December 31, 1999 and 2000, year end audits.

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on February 16, 2001, disclosing that on February 9, 2001 the Board of Directors of the Company recommended and approved the replacement of its principal accountants, Arthur Andersen LLP with the firm of Hein + Associates LLP, independent auditors. Hein + Associates LLP have been engaged to perform the audit of the Company's financial statements for the two years ended December 31, 1999 and 2000.

                  The Company filed a Current Report on Form 8-K on April 18, 2001 disclosing the completion of the private placement of 26,062,500 shares of Common Stock of the Company at $0.08 per share, consisting of $1,835,000 in cash and the cancellation of $250,000 of debt.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       URANIUM RESOURCES, INC.




Dated: May 14, 2001                    By: /s/ Paul K. Willmott
                                          ----------------------------
                                          Paul K. Willmott
                                          Director, President and
                                          Chief Executive Officer




Dated: May 14, 2001                    By: /s/ Thomas H. Ehrlich
                                          -----------------------------
                                          Thomas H. Ehrlich
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)