Form 10-K/A
period 2000-12-31
URANIUM RESOURCES INC /DE/
filed 2001-07-26
CIK 839470

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

             650 S. EDMONDS LANE, SUITE 108 LEWISVILLE, TEXAS 75067
          (Address of principal executive offices, including zip code)
                                 (972) 219-3330
              (Registrant's telephone number, including area code)

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

Indicate by check mark if there is disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The aggregate market value of the Common Stock of the Issuer held by non-affiliates at June 30, 2001 was approximately $6,595,000.

Number of shares of Common Stock outstanding as of June 30, 2001: 48,992,278 shares.

                      Documents Incorporated by Reference:

                                      None


================================================================================

                             URANIUM RESOURCES, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I........................................................................................................... 1

   ITEM 1. BUSINESS.............................................................................................. 1
     Going Concern/Uncertain Future Operations................................................................... 1
     The Company................................................................................................. 2
        Marketing Strategy/Uranium Sales Contracts............................................................... 3
        Resources................................................................................................ 3
        The ISL Mining Process................................................................................... 3
        Environmental Considerations and Permitting; Water Rights................................................ 5
     The Uranium Industry........................................................................................ 7
        General.................................................................................................. 7
        Market Price Formation................................................................................... 7
        Sources of Supply........................................................................................ 7
        Required Primary Production.............................................................................. 8
        Uranium Prices........................................................................................... 9
        Competition.............................................................................................. 9

   ITEM 2. PROPERTIES............................................................................................ 9
        South Texas Producing Properties......................................................................... 9
        South Texas Development Properties...................................................................... 11
        New Mexico Development Properties....................................................................... 11
        Santa Fe Properties..................................................................................... 15
        Reclaimed Properties.................................................................................... 15
        Reclamation and Restoration Costs and Bonding Requirements.............................................. 16

   ITEM 3. LEGAL PROCEEDINGS.................................................................................... 16
        Benton Bankruptcy....................................................................................... 16
        Other................................................................................................... 16
        Indian Lands Jurisdictional Dispute..................................................................... 16

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................. 17

PART II......................................................................................................... 25

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................ 25
        Market Information...................................................................................... 25
        Recent Sales of Unregistered Securities................................................................. 25
        Holders................................................................................................. 26
        Dividends............................................................................................... 26

   ITEM 6. SELECTED FINANCIAL DATA.............................................................................. 27

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................................ 29

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................... 37

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................... 37

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................. 37

PART III........................................................................................................ 38

   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE
   EXCHANGE ACT................................................................................................. 38

   ITEM 11. EXECUTIVE COMPENSATION.............................................................................. 41

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................... 46

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................... 48

PART IV......................................................................................................... 49

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..................................... 49


         SIGNATURES............................................................................................. 50

                             URANIUM RESOURCES, INC.

                          ANNUAL REPORT ON FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Certain terms used in this Form 10-K/A are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

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

         In addition, in October 2000 the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.2 million in additional funding. Approximately $1,527,000 has been released to the Company through March 31, 2001 to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the restoration agreement runs through the end of 2001.

         The shares issued in the private placements represent approximately 69% of the outstanding Common Stock of the Company. The completion of the private placement resulted in a significant dilution of the current stockholders' equity in the Company.

         Assuming that the Company is able to continue funding its restoration of the Kingsville Dome and Rosita mine sites through extensions to its agreement with Texas regulatory authorities and the Company's bonding company, the Company estimates it will have the funds to remain operating into approximately mid to late 2002. Additional funds will be required for the Company to continue operating after that date. The Company's current agreement with the Texas regulatory authorities and its bonding company extends through 2001. The Company cannot guarantee that it will be able to extend such agreement beyond 2001, or that any extension of the agreement that is negotiated will contain the same terms and conditions as the current agreement.

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

         The weakness of the uranium market saw spot prices that ranged from $9.60 to $10.85 in 1999 and $7.10 to $9.60 in 2000. The continued weak market for uranium prices during 1999 and 2000, which primarily resulted from the actions of aggressive sellers, including the disposition of former U.S. Government stockpiles have continued to depress uranium prices. The spot market price at April 9, 2001 of $8.25 and at June 25, 2001 of $8.90 remains below the level needed by the Company to obtain the necessary financing to allow development of new production areas at its Kingsville Dome and Vasquez sites.

         The Company continues to hold its Vasquez development project in South Texas and has three development projects in two districts in New Mexico, the Churchrock district and the Crownpoint district. Commencement of production at these properties will be dependent on a rebound in uranium prices to profitable levels, the availability of sales contracts and the availability of capital.

         As of June 25, 2001, the Company had 18 employees, including its professional staff consisting of 1 geologist, four engineers and two certified public accountants. To support its operations the Company maintains field offices at the Kingsville Dome site, the Rosita site and in Crownpoint, New Mexico.

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


MARKET PRICE FORMATION

         At December 31, 2000 the spot price was $7.10 per pound U3O8 (the form in which the Company sells its production) compared to $9.60 at December 31, 1999. Utility spot market contract activity for uranium decreased by 10.3 million pounds and long-term contracting decreased by 14.3 million pounds in 2000 from 1999 levels. This lack of demand contributed to the softening of uranium prices seen in the market in 2000. Through June 25, 2001 the spot price of uranium has increased to $8.90 a 25% gain from year end 2000 prices.

SOURCES OF SUPPLY

Traditional Supply Sources

         Based on reports by the Ux Consulting Company, LLC ("Ux") and the Uranium Institute ("UI"), worldwide production of uranium (U3O8) for 2000 is estimated to be approximately 91 million pounds, compared to 81 million pounds in 1999. This production accounted for approximately 54% of the year's utility requirements. Production for 2001 is estimated to be 90 million pounds, which will result in production again meeting only 54% of the estimated 166 million pounds to be consumed during 2001.

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

URANIUM PRICES

         Spot prices reflect the price at which uranium may be purchased for delivery within one year. Historically, spot prices have been more volatile than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, then declining to a low of $7.25 per pound in October 1991. The spot price per pound was $7.10 at December 31, 2000 and $8.90 at June 25, 2001.

         The following graph shows spot prices per pound from 1980 to June 25, 2001, as reported by Trade Tech.

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

                      -------------------------------------

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

         Assuming that the Company is able to continue funding its restoration of the Kingsville Dome and Rosita mine sites through extensions to restoration agreement, the Company estimates that the cash generated from its most recent equity infusion should provide it with the resources to remain operating into approximately mid to late 2002. Additional funds will be required for the Company to continue operating after that date. The Company cannot guarantee that it will be able to extend such agreement beyond 2001, or that any extension of the agreement that is negotiated will contain the same terms and conditions as the current agreement.

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

         The Company expects to be able to fund its 2001 capital requirements from existing cash sources.

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

         The spot market price for uranium has demonstrated a large range since January 1995. Prices have risen from $9.65 per pound as of January 31, 1995 to a high of $16.50 per pound as of May 31, 1996. The spot price as of December 31, 2000 and June 25, 2001 was $7.10 and $8.90 per pound, respectively.

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

uranium or uranium
concentrates...............        U(3)O(8), or triuranium octoxide.

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

         The following table sets forth the high and low sales prices for the Common Stock as reported on the applicable markets for the periods indicated:


                                            Common Stock
                                            ------------
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


         The high and low closing prices for the common stock for the period January 1, 2001 to June 30, 2001, was $0.26 and $0.04 respectively.


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

HOLDERS

         As of June 30, 2001, the Company had 48,992,278 shares of Common Stock outstanding held of record by 156 persons.

DIVIDENDS

         The Company did not declare or pay any cash or other dividends on its Common Stock during the years ending December 31, 2000, 1999, or 1998. The Company does not anticipate paying dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


                                                  2000        1999        1998        1997        1996
                                                --------    --------    --------    --------    --------
                                                (In thousands, except per share and per pound amounts)
CONSOLIDATED STATEMENTS OF
   OPERATIONS DATA
Uranium sales:
   Produced uranium                             $    122    $  2,281    $ 10,984    $ 14,737    $ 17,827
   Purchased uranium                                 815       4,974      12,363      15,003       6,437
Other uranium revenues                               145       1,290          --          --          --
Cost of uranium sales                             (1,757)     (8,514)    (21,286)    (29,269)    (20,122)
                                                --------    --------    --------    --------    --------
Earnings (loss) from operations before
   writedown of uranium properties                  (675)         31       2,061         471       4,142
Writedown of uranium properties                   (1,415)    (38,455)    (23,112)         --          --
                                                --------    --------    --------    --------    --------
Earnings (loss) from operations
   before corporate expenses                      (2,090)    (38,424)    (21,051)        471       4,142
Corporate expenses                                (1,382)     (2,061)     (2,730)     (2,937)     (3,055)
                                                --------    --------    --------    --------    --------
Earnings (loss) from operations                   (3,472)    (40,485)    (23,781)     (2,466)      1,087
Interest and other, net                              239         381          56         868        (328)

Earnings (loss) before income taxes               (3,233)    (40,104)    (23,725)     (1,598)        759
Federal income tax (benefit)                          --        (264)     (4,745)       (273)         --
                                                --------    --------    --------    --------    --------
Net earnings (loss)                             $ (3,233)   $(39,840)   $(18,980)   $ (1,325)   $    759
                                                ========    ========    ========    ========    ========
Earnings (loss) per common share:
   Basic                                        $  (0.19)   $  (3.27)   $  (1.57)   $  (0.11)   $   0.09
                                                ========    ========    ========    ========    ========
   Diluted                                      $  (0.19)   $  (3.27)   $  (1.57)   $  (0.11)   $   0.08
                                                ========    ========    ========    ========    ========

Weighted average common stock
   and equivalents outstanding:
   Basic                                          17,335      12,178      12,053      11,760       8,789
   Diluted                                        17,335      12,178      12,053      11,760      10,031

CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by (used in) operations           $ (1,220)   $   (470)   $  8,201    $  4,931    $  9,294
Pounds of uranium produced                            --         109         623         871       1,360
Pounds of uranium purchased                           85         414         865       1,275         488
Pounds of uranium delivered                           98         570       1,586       2,240       1,656
Capital expenditures                            $    550    $  1,630    $  6,168    $ 14,901    $ 14,607
Average sales price per pound(a)                $   9.58    $  12.72    $  15.13    $  13.71    $  16.35
Average cost of produced pounds sold (b)        $     --    $     (c)   $  16.58    $  15.61    $  11.34
Average cost of purchased pounds sold           $   9.41    $  10.35    $  10.12    $  10.40    $  10.21
Cash cost per produced pound(b)                 $     --    $     (c)   $  13.17    $  12.17    $   8.51
Average cost per produced pound(b)              $     --    $     (c)   $  17.11    $  15.85    $  12.12
Average cost per purchased pound                $   9.41    $  10.35    $  10.12    $  10.40    $  10.21


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

                                                            Year Ended December 31,
                                             2000        1999        1998       1997        1996
                                           --------    --------    --------   --------    --------
                                                                    (In thousands)
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents                  $    212    $    494    $  3,714   $  2,325    $ 16,934
Working capital                                (151)        586       2,631      5,999      15,269
Uranium properties (net)                        736       2,167      39,472     61,303      42,444
Total assets                                  3,960       7,740      49,696     74,864      68,794
Total debt (1)                                  586       6,952       7,882      8,419      12,577
Total liabilities                             6,080      14,139      16,363     22,959      23,497
Total shareholders' equity (deficit)         (2,119)     (6,399)     33,333     51,905      45,297



(1)  Includes current portion of long-term debt and notes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

         This Item 6 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 18.

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows

         At December 31, 2000, the Company's cash and cash equivalents were $213,000 compared to $494,000 at year end 1999. The Company's uranium operations generated negative cash flow of $1,220,000 for the year ended December 31, 2000, in comparison to negative cash flow from operations of $470,000 in 1999 and positive cash flow from operations of $8,201,000 in 1998. The Company's net working capital at December 31, 2000 and 1999 was ($161,000) and $586,000 respectively.

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

         In October 2000 the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company, (the "Restoration Agreement") that provided the Company access to up to $2.2 million in additional funding. Approximately $1,527,000 has been released to the Company through March 31, 2001 to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the restoration agreement runs through the end of 2001.

         Assuming that the Company is able to continue funding its restoration of the Kingsville Dome and Rosita mine sites through extensions to the Restoration Agreement, the Company estimates it will have the funds to remain operating into approximately mid to late 2002. Additional funds will be required for the Company to continue operating after that date. The Company's current agreement with the Texas regulatory authorities and its bonding company extends through 2001. The Company cannot guarantee that it will be able to extend such agreement beyond 2001, or that any extension of the agreement that is negotiated will contain the same terms and conditions as the current agreement.

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

         Investing Cash Flows

         The Company resumed development activities at its Rosita site during the second quarter of 1995 and uranium production began in June 1995. During 2000, 1999 and 1998, $161,000, $77,000 and $244,000 in capital expenditures were incurred at Rosita, respectively. Capital expenditures to be incurred for 2001 at Rosita are expected to be minimal.

         Significant development activities at the Company's Kingsville Dome facility began in December 1995 and resulted in commencement of production at this site in March 1996. Capital expenditures at Kingsville Dome during 2000, 1999 and 1998 totaled $105,000, $137,000 and $2,999,000, respectively and are expected to be minimal in 2001.

         In June 1996, the Company acquired the rights to a significant uranium deposit in South Texas known as the Alta Mesa project. The Company spent $4,000,000 to acquire the uranium rights to the property which contains significant resources. The primary term of the lease was to expire in December 1999 and required either minimum production from the property or a payment of approximately $530,000. In December 1998, the Company attempted to renegotiate the lease. The renegotiation was not successful and in January 1999 the Company relinquished its rights to this property which resulted in a pre-tax write-off of approximately $5.0 million in the fourth quarter of 1998. Capital expenditures related primarily to permitting activities and land holding costs totaled approximately $37,000 and $103,000, respectively in 1999 and 1998. No capital expenditures for this project were incurred in 2000.

         Capital expenditures at the Company's Churchrock, Crownpoint and Vasquez projects for permitting and land holding costs totaled approximately $348,000, $1,598,000 and $2,361,000 in 2000, 1999 and 1998, respectively and are not expected to be significant in 2001.

         Cash provided from other investing activities was $793,000 in 2000 compared to cash used in investing activities in 1999 and 1998 of $2,000 and $345,000, respectively. The funds generated in 2000 resulted from cash provided under the Restoration Agreement. Cash used in 1999 and 1998 was for the purchase of certificates of deposit to collateralize bonds for the Company's producing and development properties. These certificates of deposit are not readily available to the Company except as scheduled under the terms of the Restoration Agreement. See Note 1 - "Restricted Cash" of the Notes to Consolidated Financial Statements.

Financing Cash Flows

         In July 1999, the Company extended its revolving credit facility through July 2000. The maximum amount available under the facility was $3.0 million. Borrowings under this agreement were secured by the Company's uranium inventory and/or by receivables from its uranium sales contracts. Principal and interest payments under the loan were due monthly, with interest on the loan accruing at the prime rate plus 1%. Principal advances, outstanding, under the facility totaled $575,000 at December 31, 1999 such amount was repaid in the first quarter of 2000. At March 31, 2000, the Company had monetized all of its uranium sales contracts and sold all its uranium inventories. Without these underlying assets, the Company was unable to draw on the credit facility and terminated the credit facility effective April 30, 2000.

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

         The shares issued in the private placements represented approximately 69% of the outstanding Common Stock of the Company. The completion of the private placement resulted in a significant dilution of the current stockholders' equity in the Company.


Other Non-Cash Transactions

         In 2000, the Company issued approximately 68,000 shares of common stock to certain directors in satisfaction of compensation deferred totaling $25,000 by those individuals.

         In 2000, the Company issued 720,000 shares of common stock to its regulatory counsel in satisfaction of $466,000 of outstanding indebtedness

         In 2000, the Company issued approximately 2,111,000 shares of common stock for the conversion of the convertible note and accrued interest of $6,272,000 to Lindner Investments and Lindner Dividend Fund.

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

         The market price of uranium is currently below the Company's cost of uranium production. The outlook for uranium prices through the end of 2001 indicates that a price rebound to levels which would enable the Company to obtain the necessary financing to allow development of new production areas in South Texas during this period is unlikely.

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

         The production operations in South Texas at the Kingsville Dome and Rosita facilities were shut-in and placed on stand-by in the first quarter of 1999. Nominal production from these sites continued through July 1999 until their incremental production costs exceeded the cost of purchasing uranium in the marketplace. The timing of the resumption of full-scale production from these sites will be dependent upon future uranium prices, the availability of sales contracts and the availability of capital. While on stand-by, the Company continues to perform groundwater restoration activities at these locations.


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

         PROPERTY WRITEDOWN IN 1999

         In 1999 and the first quarter of 2000, the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The Company had exhausted all of its available sources of cash to support continuing operations and was uncertain of its ability to continue in business beyond mid-2000 unless it was able to secure a cash infusion.

         The Company's near-term potential illiquidity at year end 1999, necessitated a reevaluation of the Company's method of valuing its uranium properties for accounting purposes. The Company had previously valued its uranium properties based upon the methodology that assumed that each property would be ultimately placed into production. The Company determined that it can no longer utilize this valuation method and has determined the value of these assets are more reasonably estimated by valuing them on a held for sale basis.

         The change in valuation methodology for Company's uranium assets used significant estimates regarding the value of these properties based upon their sales value in the current uranium market. In this process the Company examined the value each of its uranium properties on a property-by-property basis. Such review included an examination of each of the specific components comprising each individual property to determine its fair market value should the Company dispose of the assets.

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

         The valuation for the Company's development properties was performed by determining those projects whose cost structure would be able to maintain a positive cash flow if operated in the current uranium market and those which require higher uranium prices to operate profitably. It was determined that at December 31, 1999 the Company's South Texas Vasquez property could operate with a positive cash flow in the then current market and all other development properties including all New Mexico projects required higher prices. The valuation for all development properties other than Vasquez were valued at the salvage value of their tangible physical assets. The Vasquez project was valued based upon the estimated discounted cash flows from the project.

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

         PROPERTY WRITEDOWN IN 2000

         At December 31, 2000 uranium prices had declined to levels below those at year-end 1999. As a result none of the Company's uranium properties were projected to be able to generate positive cash flow from uranium operations. As a result, the valuation method used for all the Company's properties has been each project's salvage value of their tangible physical assets at December 31, 2000. This valuation resulted in a pre-tax writedown in 2000 of approximately $1.4 million.

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

Years Ended December 31, 2000, 1999 and 1998

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                                   2000           1999          1998
                                                  ------         ------        -------
                                                  (In thousands, except per pound data)
Uranium sales revenue(a)                          $  937         $7,255        $23,347

Other uranium revenues                            $  145         $1,290             --

Total pounds delivered                                98            570          1,586

Average sales price/pound(b)                      $ 9.58         $12.72        $ 15.13

Pounds produced                                       --            109            623
Pounds purchased                                      85            414            865

Average production cost of produced pounds            --             (c)       $ 17.11

Average cost of purchased pounds                  $ 9.41         $10.35        $ 10.12

Average cost of produced pounds sold                  --             (c)       $ 16.58
Average cost of purchased pounds sold             $ 9.41         $10.35        $ 10.12

(a) 1998 uranium sales revenues include approximately $1.5 million from the sale of Russian uranium which is sold under the matched sales Amendment.

(b) Average sales price in 1998 does not include the sales of Russian material sold as a "pass through" sale under the matched sales Amendment.

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

         Revenue from uranium sales in 2000 decreased by $6,318,000 from 1999 amounts. This decrease resulted primarily from lower uranium deliveries this year (98,000 pounds) compared to 1999 (570,000 pounds).

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

         Details of the cost of uranium sales were as follows:



                                                          2000       1999       1998
                                                        --------   --------   --------
                                                                (In thousands)
Cost of purchased uranium                               $    800   $  4,285   $  8,745
Royalties                                                     17        146        580
Operating expenses                                           734      2,913      5,347
Provision for restoration and reclamation costs               12        235        692
Depreciation and depletion of uranium properties             194        935      5,923
Writedown of uranium properties                            1,415     38,455     23,112
                                                        --------   --------   --------
          Total cost of uranium sales                   $  3,172   $ 46,969   $ 44,399
                                                        ========   ========   ========

         The Company ceased uranium production operations in the first quarter of 1999 when its Kingsville Dome and Rosita facilities were placed on stand-by. Nominal production of 109,000 pounds were produced from these sites in 1999 and were valued at the then current spot market cost. The timing of the resumption of full-scale production from these sites will be dependent upon certain factors (see Item 1. Business "Going Concern/Uncertain Future Operations").

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

         The average cost of uranium purchases made in 2000 was $9.41 per pound compared to $10.35 in 1999 and $10.12 in 1998. Total deliveries in 2000 were 98,000 pounds of which 85,000 were purchased pounds and 13,000 were produced pounds. Total deliveries in 1999 were 570,000 pounds of which 414,000 were purchased pounds and 156,000 were produced pounds. Total deliveries in 1998 were 1,586,000 pounds of which 865,000 were purchased pounds and 721,000 were produced pounds (average cost of $16.58 per pound

         Operating expenses totaled $734,000 in 2000 compared to $2,913,000 in 1999 and $5,347,000 ($7.41 per pound) in 1998. Total operating expenses and depreciation and depletion include standby costs for the Kingsville Dome and Rosita facilities when these facilities are not in production and a lower of cost or market adjustment. These costs have been recorded as direct charges to operations. Standby costs for 1999 were $1,383,000 and a lower of cost or market adjustment of $423,000.

         The provision for restoration and reclamation in 2000 of $12,000 resulted from the sale of the Company's remaining produced inventory. The restoration and reclamation amount in 1999 of $235,000 consists of $147,000 ($0.94 per pound) for production sold and $88,000 for restoration related to a previous production site. The provision for restoration and reclamation in 1998 of $692,000 consists primarily of costs from produced pounds sold during the year ($0.95 per pound).

         The depreciation and depletion provision in 2000 was $194,000 and consisted primarily of depreciation while on stand-by. The depreciation and depletion provision in 1999 was $935,000 and consisted of $653,000 ($4.18 per pound) for produced uranium sold and $282,000 for depreciation while on stand-by. Comparable costs for 1998 were $5,923,000, an average rate of $8.21 per pound.

         Royalties in 2000, 1999 and 1998 were $17,000, $146,000 and $579,000 respectively. The decrease each year is directly attributable to the lower production from Rosita and Kingsville Dome and the corresponding reduction in sales of produced uranium compared to each prior year.

         Corporate expenses consisting of general and administrative ("G&A") expenses were $1,359,000 in 2000, $2,036,000 in 1999 and $2,672,000 in 1998.
These year to year decreases resulted primarily from lower overall compensation levels and additional cost reductions implemented each year.

         Interest and other income in 2000 totaled $365,000 and was comprised primarily of the gain on the sale of property in South Texas ($112,000) and interest from the funds held as collateral for the Company's bond obligations, Interest and other income of $608,000 in 1999 compared to that in 1998 of $208,000. This increase in 1999 included a gain from the sale of equipment ($269,000) and the settlement of claims against Benton and the Benton Companies in the bankruptcy proceedings ($100,000).

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

         The spot market price for uranium has demonstrated a large range since January 1995. Prices have risen from $9.65 per pound as of January 31, 1995 to a high of $16.50 per pound as of May 31, 1996. The spot price as of December 31, 2000 and June 25, 2001 was $7.10 and $8.90 per pound, respectively.

URANIUM SALES CONTRACT PORTFOLIO

         Long-term contracts have historically been the primary source of revenue to the Company. Currently, the Company does not have any remaining uranium sales contracts for the balance of 2001 or beyond.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by Item appears on pages F-1 through F-25 of this Annual Report on Form 10-K/A.

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

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         At December 31, 2000, the Board of Directors of the Company consisted of the three individuals shown below. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by plurality vote.

         The following table sets forth certain information concerning the individuals nominated for election as directors of the Company:

                                                                          Positions and Offices
                          Name                        Age                    with the Company
                          ----                        ---                    ----------------
                    Paul K. Willmott                  61            Chairman, Chief Executive Officer,
                                                                          President and Director

                    Leland O. Erdahl                  72                         Director

                    George R. Ireland                 44                         Director


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

         LELAND O. ERDAHL has served as a director of the Company since July 11, 1994. From 1986 to 1991, Mr. Erdahl served as President and Chief Executive Officer for Stolar, Inc., a high-tech company involved in the radio wave imaging of geologic media and underground radio transmission for voice and data. He was President and CEO of Albuquerque Uranium Corporation, a uranium mining company, from 1987 to 1991 and served as Vice President of AMAX Gold in 1997 and 1998. Since January 2001, Mr. Erdahl has served as President of Nord Pacific Limited, a mining company with gold and copper interests in Australia and Papau, New Guinea. He is a Certified Public Accountant and is a graduate from the College of Santa Fe. He is currently a director of Hecla Mining Company and Canyon Resources Corporation. Mr. Erdahl also serves on the compensation committee of Hecla Mining Company and Canyon Resources Corporation.

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

         The following table sets forth certain information concerning executive officers who are not also directors of the Company:

                                                                          Positions and Offices
                          Name                        Age                    with the Company
                          ----                        ---                    ----------------
                    Richard A. Van Horn                54                Senior Vice President - Operations

                    Thomas H. Ehrlich                  41        Vice President, Chief Financial Officer, Secretary
                                                                                   and Treasurer

                    Mark S. Pelizza                    48        Vice President - Health, Safety and Environmental
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

         SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                                      LONG-TERM COMPENSATION
            -------------------------------------------------------------------------------  ------------------------------
                                                                                             SECURITIES
                                                                         OTHER ANNUAL        UNDERLYING        ALL OTHER
            NAME AND PRINCIPAL                  SALARY      BONUS       COMPENSATION(1)       OPTIONS       COMPENSATION(2)
                POSITION             YEAR        ($)         ($)             ($)                 (#)              ($)
            ------------------       ----      --------     -----       ---------------      ----------     ---------------
           Paul K. Willmott(3)       2000      $198,799       $0            $1,152              750,000          $ 1,788
           Chairman, President       1999      $187,859       $0            $  942                   --          $ 9,818
           and Chief Executive       1998      $200,701       $0            $  561               40,000          $ 1,887
           Officer

           Richard A. Van Horn(4)    2000      $134,982       $0            $3,189              500,000          $ 1,686
           Senior Vice President -   1999      $115,283       $0            $  863                   --          $11,036
           Operations                1998      $132,749       $0            $1,960               25,000          $ 1,200

           Mark S. Pelizza           2000      $104,924       $0            $5,636              500,000          $ 1,533
           Vice President -          1999      $ 95,384       $0            $7,456                   --          $ 6,166
           Health, Safety and        1998      $107,634       $0            $6,386                9,000          $ 1,010
           Environmental Affairs

           Thomas H. Ehrlich(5)      2000      $105,237       $0            $  100              500,000          $ 1,358
           Vice President and        1999      $ 94,069       $0            $  200                   --          $ 7,309
           Chief Financial           1998      $107,260       $0            $  297               12,000          $ 1,050
           Officer


--------
(1) Represents amount paid for out-of-pocket medical and dental expenses under the Company's Supplemental Health Care Plan.

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

(3) Salary for 2000 and 1999 includes $90,000 and $99,904, respectively which was deferred under the Company's 1999 Deferred Compensation Plan and 2000-2001 Deferred Compensation Plan.

(4) Salary for 2000 includes $20,800 that was deferred under the Company's 2000-2001 Deferred Compensation Plan.

(5) Salary for 2000 and 1999 includes $17,140 and $6,163, respectively which was deferred under the Company's 1999 Deferred Compensation Plan and 2000-2001 Deferred Compensation Plan.

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

                                                                                               POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF STOCK
                                                                                                PRICE APPRECIATION
                                      INDIVIDUAL GRANTS                                          FOR OPTION TERM
  =========================================================================================== =====================

                                                PERCENT OF
                                NUMBER OF      TOTAL OPTIONS
                               SECURITIES       GRANTED TO     EXERCISE OF
                               UNDERLYING      EMPLOYEES IN     BASE PRICE
  NAME                       OPTIONS GRANTED    FISCAL YEAR     ($/SHARE)    EXPIRATION DATE    5% ($)      10% ($)
  ========================== ===============  ===============  ============  ===============  =========    =========
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

                                                                         NUMBER OF
                                                                        SECURITIES            VALUE OF
                                                                        UNDERLYING           UNEXERCISED
                                       SHARES                           UNEXERCISED         IN-THE-MONEY
                                    ACQUIRED ON    VALUE REALIZED   OPTIONS AT FISCAL     OPTIONS AT FISCAL
              NAME                  EXERCISE (#)         ($)           YEAR END (#)          YEAR END ($)
              ----                  ------------         ---        -----------------     -----------------

                                                                       EXERCISABLE/         EXERCISABLE/
                                                                       UNEXERCISABLE        UNEXERCISABLE
                                                                    -----------------    ------------------
Paul K. Willmott(1)                      --              --              100,000/0               **
                                                                         100,000/0               **
                                                                         40,200/0                **
                                                                         37,670/0                **
                                                                       19,710/6,570              **
                                                                       20,000/20,000             **
                                                                         0/750,000               **
                                                                         19,000/0                **
                                                                          1,000/0                **

Richard A. Van Horn(2)                   --              --            41,250/13,750             **
                                                                       12,500/12,500             **
                                                                         0/500,000               **

Mark S. Pelizza(3)                       --              --              14,437/0                **
                                                                          9,360/0                **
                                                                        5,775/1,925              **
                                                                        4,500/4,500              **
                                                                         0/500,000               **

Thomas H. Ehrlich(4)                     --              --              35,000/0                **
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

(1) Based on the closing price on the Pink Sheets on December 31, 2000 ($0.05) less the grant prices of $4.13, $8.38, $6.88, $9.75, $7.125, $2.9375, $0.20,
$4.25 and $5.88, respectively.

(2) Based on the closing price on the Pink Sheets on December 31, 2000 ($0.05) less the grant price of $5.50 $2.9375, and $0.20 respectively.

(3) Based on the closing price on the Pink Sheets on December 31, 2000 ($0.05) less the grant price of $2.94, $9.75, $7.125 $2.9375, and $0.20 respectively.

(4) Based on the closing price on the Pink Sheets on December 31, 2000 ($0.05) less the grant price of $6.94, $9.75, $7.125 $2.9375, and $0.20 respectively.

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

PRINCIPAL STOCKHOLDERS

                                                         AMOUNT AND NATURE OF BENEFICIAL           PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                               OWNERSHIP(1)                   OF CLASS(2)
======================================================= ================================    =====================
Rudolf J. Mueller                                                 6,787,700(3)                       13.5%
c/o The Winchester Group
153 East 53rd Street, Suite 5101
New York, NY 10022

Arnold Spellun                                                    4,062,500(4)                        8.1%
529 Fifth Avenue
8th Floor
New York, NY  10017

                                                                  3,987,350(5)                        8.0%
Robert M. Manning
119 Cooper Ave.
Upper Montclair, NJ  07043

William D. Witter                                                 3,750,000                           7.7%
153 East 53rd Street
New York, NY  10022


Central Bank and Trust Co. Trustee of the John C.                 3,500,000(6)                        7.0%
Mull IRA
P.O. Box 1366
Hutchinson, KS  67504-1366

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

(3) Includes (i) 78,300 shares owned by members of Mr. Mueller's family in which Mr. Mueller shares voting and dispositive power, and (ii) 1,125,000 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

(4) Includes 937,500 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

(5) Includes 618,750 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

(6) Includes 750,000 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

DIRECTORS AND EXECUTIVE OFFICERS

                            NAME OF                      AMOUNT AND NATURE OF
                       BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)          PERCENT OF CLASS(2)
           ------------------------------------------ --------------------------        ---------------------
                       Paul K. Willmott                       494,512(3)                        1.0%

                       Leland O. Erdahl                       157,323(4)                        0.3%

                       George R. Ireland                      194,073(5)                        0.4%

                      Richard A. Van Horn                     148,416(6)                        0.3%

                        Mark S. Pelizza                       320,568(7)                        0.6%

                       Thomas H. Ehrlich                      112,060(8)                        0.2%

             All executive officers and directors
                    as a group (6 persons)                  1,426,952(9)                        2.8%

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

(3) Includes 451,249 shares that may be obtained by Mr. Willmott through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 954,201 shares that may be obtained by Mr. Willmott through the exercise of stock options exercisable more than 60 days from the date hereof.

(4) Includes 124,250 shares that may be obtained by Mr. Erdahl through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 1,750 shares that may be obtained by Mr. Erdahl through the exercise of stock options exercisable more than 60 days from the date hereof.

(5) Includes 123,500 shares that may be obtained by Mr. Ireland through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 1,500 shares that may be obtained by Mr. Ireland through the exercise of stock options exercisable more than 60 days from the date hereof.

(6) Includes 95,083 shares that may be obtained by Mr. Van Horn through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 548,917 shares that may be obtained by Mr. Van Horn through the exercise of stock options exercisable more than 60 days from the date hereof.

(7) Includes 49,047 shares that may be obtained by Mr. Pelizza through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 523,850 shares that may be obtained by Mr. Pelizza through the exercise of stock options exercisable more than 60 days from the date hereof.

(8) Includes 79,660 shares that may be obtained by Mr. Ehrlich through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 537,800 shares that may be obtained by Mr. Ehrlich through the exercise of stock options exercisable more than 60 days from the date hereof.

(9) Includes 922,789 shares that may be obtained through the exercise of stock options that are currently exercisable or will become exercisable within 60 days.

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements.

         See Index to Consolidated Financial Statements on page F-1 for a listing of those financial statements filed as part of this Annual Report.

(a)(2)   Financial Statement Schedules.

         See Index to Consolidated Financial Statements on page F-1 for a listing of those financial statements filed as part of this Annual Report.

(a)(3)   Exhibits.

         See Index to Exhibits on page E-1 for a listing of the exhibits that are filed as a part of this Annual Report.

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

Date:  July 26, 2000

                  URANIUM RESOURCES, INC.

                  By:        /s/ Paul K. Willmott
                           --------------------------------------------
                           Paul K. Willmott, President and
                           Chief Executive Officer


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

         Signature                                                                         Date
         ---------                                                                         ----
           /s/ Paul K. Willmott                                                        July 26, 2001
         -----------------------------------------------------
         Paul K. Willmott,
         Director, President and Chief Executive Officer

           /s/ Thomas H. Ehrlich                                                       July 26, 2001
         -----------------------------------------------------
         Thomas H. Ehrlich,
         Vice President - Finance and Chief Financial Officer
         (Principal Financial and Accounting Officer)

           /s/ Leland O. Erdahl                                                        July 26, 2001
         -----------------------------------------------------
         Leland O. Erdahl, Director

           /s/ George R. Ireland                                                       July 26, 2001
         -----------------------------------------------------
         George R. Ireland, Director

              URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditor's Report............................................................................. F-2

Report of Independent Public Accountants................................................................. F-3

Consolidated Balance Sheets.............................................................................. F-4

Consolidated Statements of Operations.................................................................... F-6

Consolidated Statements of Common Shareholders' Equity................................................... F-7

Consolidated Statements of Cash Flows.................................................................... F-8

Notes to Consolidated Financial Statements............................................................... F-9


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

                            ADDITIONAL FINANCIAL DATA

Financial statement schedules for the years ended December 31, 2000, 1999 and
1998

          II - Valuation and Qualifying Accounts and Reserves........... F-25

         The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Uranium Resources, Inc.
Lewisville, Texas


We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses due to depressed uranium prices and future working capital requirements are dependent on the Company's ability to generate profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements for 2000 and 1999 taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule as it relates to 2000 and 1999 has been subjected to the auditing procedures applied to audits of the basic financial statements referred to above and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



HEIN + ASSOCIATES LLP

Dallas, Texas
June 1, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of Uranium Resources, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Uranium Resources, Inc. (a Delaware Corporation) and subsidiaries for the year ended December 31,1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Uranium Resources, Inc. and subsidiaries for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses in 1998 due largely to a significant decline in the market price of uranium. Further, the Company has limited capital resources available to support its ongoing operations until such time, if ever, the Company is able to resume full-scale operations. These factors among others discussed in Note 2, raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements for 1998 taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule as it relates to 1998 has been subjected to the auditing procedures applied in the audit of the basic financial statements referred to above and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Dallas, Texas
February 26, 1999

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           December 31,
                                                  -----------------------------
                                                     2000              1999
                                                  ------------     ------------
Current assets:
   Cash and cash equivalents                      $    212,523     $    493,567
   Receivables, net                                     20,883        1,155,198
   Uranium inventory                                        --          112,901
   Materials and supplies inventory                     69,598           70,319
   Prepaid and other current assets                     19,912           45,913
                                                  ------------     ------------
        Total current assets                           322,916        1,877,898
                                                  ------------     ------------

Property, plant and equipment, at cost:
   Uranium properties                               99,532,193       99,400,677
   Other property, plant and equipment                 383,166          383,229
   Less-accumulated depreciation,
        depletion and impairment                   (99,141,105)     (97,578,333)
                                                  ------------     ------------
        Net property, plant and equipment              774,254        2,205,573

   Long-term investment:
        Certificate of deposit, restricted           2,858,895        3,651,758

Other assets                                             4,299            4,299
                                                  ------------     ------------
                                                  $  3,960,364     $  7,739,528
                                                  ============     ============




       The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                         December 31,
                                                                 ----------------------------
                                                                     2000            1999
                                                                 ------------    ------------
Current liabilities:
   Accounts payable                                              $    199,183    $    396,836
   Notes payable                                                           --         575,000
   Accrued interest payable                                                --           2,336
   Current portion of long-term debt                                      581           5,000
   Royalties payable                                                       --          64,922
   Current portion of restoration reserve                              83,000          83,000
   Other accrued liabilities                                          201,281         164,646
                                                                 ------------    ------------
        Total current liabilities                                     484,045       1,291,740
                                                                 ------------    ------------

Other long-term liabilities and deferred credits                    5,010,631       6,474,680

Long-term debt, less current portion                                  585,000       6,372,208

Commitments and contingencies (Notes 2 and 12)

Shareholders' deficit:
        Common stock, $.001 par value, shares authorized:
        35,000,000; shares issued and outstanding
        (net of treasury shares):  2000 - 22,740,366
        1999 - 12,341,290                                              22,893          12,494

        Paid-in capital                                            48,240,477      40,737,736
        Accumulated deficit                                       (50,373,264)    (47,139,912)
        Less:  Treasury stock (152,500 shares), at cost                (9,418)         (9,418)
                                                                 ------------    ------------
             Total shareholders' deficit                           (2,119,312)     (6,399,100)
                                                                 ------------    ------------
                                                                 $  3,960,364    $  7,739,528
                                                                 ============    ============


       The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year Ended December 31,
                                                            --------------------------------------------
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
Revenues:
   Uranium sales -
        Produced uranium                                    $    121,954    $  2,281,335    $ 10,984,040
        Purchased uranium                                        815,148       4,973,741      12,363,274
                                                            ------------    ------------    ------------
            Uranium sales                                        937,102       7,255,076      23,347,314

   Other uranium revenues                                        144,793       1,289,600              --
                                                            ------------    ------------    ------------
                Total revenues                                 1,081,895       8,544,676      23,347,314

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                         799,850       4,285,100       8,745,246
        Royalties                                                 16,626         145,690         579,439
        Operating expenses                                       734,118       2,913,444       5,347,145
        Provision for restoration and reclamation costs           12,387         234,537         692,317
        Depreciation and depletion                               194,021         935,056       5,922,508
   Writedown of uranium properties and
      other uranium assets                                     1,414,868      38,454,955      23,111,956
                                                            ------------    ------------    ------------
                Total cost of uranium sales                    3,171,870      46,968,782      44,398,611
                                                            ------------    ------------    ------------

   Loss  from operations
      before corporate expenses                               (2,089,975)    (38,424,106)    (21,051,297)

   Corporate expenses -
        General and administrative                             1,359,381       2,036,150       2,672,319
        Depreciation                                              22,572          24,711          57,150
                                                            ------------    ------------    ------------
                  Total corporate expenses                     1,381,953       2,060,861       2,729,469
                                                            ------------    ------------    ------------
Loss from operations                                          (3,471,928)    (40,484,967)    (23,780,766)

Other income (expense):
        Interest expense, net of capitalized interest           (126,859)       (226,841)       (152,009)
        Interest and other income, net                           365,435         608,264         207,954
                                                            ------------    ------------    ------------
Loss before federal income taxes                              (3,233,352)    (40,103,544)    (23,724,821)

Federal income tax provision (benefit):

   Deferred                                                           --        (263,810)     (4,745,000)
                                                            ------------    ------------    ------------
Net loss                                                    $ (3,233,352)   $(39,839,734)   $(18,979,821)
                                                            ============    ============    ============

Net loss per common share:
     Basic
     Diluted                                                $      (0.19)   $      (3.27)   $      (1.57)
                                                            ============    ============    ============
                                                            $      (0.19)   $      (3.27)   $      (1.57)
                                                            ============    ============    ============

             The accompanying notes to finanacial statements are an
                integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                           Common Stock
                                                   ---------------------------     Paid-In         Accumulated          Treasury
                                                      Shares         Amount        Capital      Earnings (Deficit)       Stock
                                                   ------------   ------------   ------------   ------------------    ------------
Balances, December 31, 1997                          12,053,027   $     12,205   $ 40,222,359   $       11,679,643    $     (9,418)

     Net loss                                                --             --             --          (18,979,821)             --
     Re-valuation of
          common stock warrants                              --             --        407,564                   --              --
                                                   ------------   ------------   ------------   ------------------    ------------
Balances, December 31, 1998                          12,053,027   $     12,205   $ 40,629,923   $       (7,300,178)   $     (9,418)

     Net loss                                                --             --             --          (39,839,734)             --
     Common stock issuance to officers
          and directors for deferred compensation       288,263            289        107,813                   --              --
                                                   ------------   ------------   ------------   ------------------    ------------
Balances, December 31, 1999                          12,341,290   $     12,494   $ 40,737,736   $      (47,139,912)   $     (9,418)
                                                   ------------   ------------   ------------   ------------------    ------------

     Net loss                                                --             --             --           (3,233,352)             --
     Common stock issuance for
          deferred compensation                          67,598             68         25,282                   --              --
     Common stock issuance for
          debt                                        2,111,478          2,111      6,269,635                   --              --
     Common stock issuance for
          services                                      720,000            720        465,324                   --              --

     Common stock issuance for cash                   7,500,000          7,500        742,500                   --              --
                                                   ------------   ------------   ------------   ------------------    ------------
Balances, December 31, 2000                          22,740,366   $     22,893   $ 48,240,477   $      (50,373,264)   $     (9,418)
                                                   ============   ============   ============   ==================    ============



              The accompanying notes to financial statements are an
                integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                     --------------------------------------------
                                                                         2000            1999            1998
                                                                     ------------    ------------    ------------
Cash flows from operations:
   Net loss                                                          $ (3,233,352)   $(39,839,734)   $(18,979,821)
   Reconciliation of net loss to cash provided by operations-
        Provision for restoration and reclamation costs                    12,387         234,537         692,317
        Depreciation and depletion                                        216,593         959,767       5,979,658
        Writedown of uranium properties and other assets                1,414,868      38,454,955      23,111,956
        Credit for deferred income taxes                                       --        (263,810)     (4,745,000)
        Decrease in restoration and reclamation accrual                  (784,220)       (344,187)        (69,357)
        Other non-cash items, net                                         207,679       1,321,820         688,458
                                                                     ------------    ------------    ------------
Cash flow provided by (used in) operations, before
   changes in operating working capital items                          (2,166,045)        523,348       6,678,211
Effect of changes in operating working capital items-
   Decrease in receivables                                              1,134,315         327,608       3,024,284
   Decrease in inventories                                                 42,832         624,839         247,334
   Increase in prepaid and other current assets                            (3,206)       (150,078)       (398,040)
   Decrease  in payables and accrued liabilities                         (228,276)     (1,795,256)     (1,350,414)
                                                                     ------------    ------------    ------------

Net cash provided by (used in) operations                              (1,220,380)       (469,539)      8,201,375

Investing activities:
   (Increase) decrease in investments                                     792,863          (2,432)       (345,131)
   (Additions) reductions to property, plant and equipment -
        Kingsville Dome                                                    60,734        (137,208)     (2,998,871)
        Rosita                                                           (159,043)        (77,307)       (244,290)
        Vasquez                                                           (40,658)        (58,607)       (439,929)
        Alta Mesa                                                              --         (36,679)       (103,399)
        Churchrock                                                       (108,274)       (665,717)     (1,044,948)
        Crownpoint                                                        243,255        (873,767)       (876,474)
        Other property                                                    (19,546)        219,168        (460,115)
   Increase in other assets                                                    --              --         (27,240)
                                                                     ------------    ------------    ------------

Net cash provided by (used in) investing activities                       769,331      (1,632,549)     (6,540,397)

Financing activities:
   Proceeds from borrowings                                                    --       2,875,000       8,135,000
   Payments of principal                                                 (579,995)     (3,992,911)     (8,407,570)
   Issuance of common stock and warrants, net                             750,000              --              --
                                                                     ------------    ------------    ------------

Net cash provided by (used in) financing activities                       170,005      (1,117,911)       (272,570)
                                                                     ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                     (281,044)     (3,219,999)      1,388,408
Cash and cash equivalents, beginning of period                            493,567       3,713,566       2,325,158
                                                                     ------------    ------------    ------------

Cash and cash equivalents, end of period                             $    212,523    $    493,567    $  3,713,566
                                                                     ============    ============    ============


              The accompanying notes to financial statements are an
                integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


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

         URI was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach ("ISL") or solution mining process. The primary customers of the Company are major utilities who utilize nuclear power to generate electricity. The Company continuously evaluates the creditworthiness of its customers. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present the Company owns both producing and development properties in South Texas and development properties in New Mexico. The Company's Rosita and Kingsville Dome uranium production facilities in South Texas resumed operations in June 1995 and March 1996. Production was ceased at both sites in the first quarter of 1999 when each of the production facilities were shut-in and placed on stand-by due to depressed uranium prices. Groundwater restoration activities are currently ongoing at both Kingsville Dome and Rosita.

INVENTORIES

         Uranium inventory consists of uranium concentrates (U(3)O(8) located at the Company's Rosita and Kingsville Dome sites and also at converters awaiting delivery to customers. All uranium inventories are valued at the lower of cost (first-in, first-out) or market. The cost of produced uranium includes all operating production costs, and provisions for depreciation, depletion and future restoration obligations. Materials and supplies inventory is valued at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

Uranium Properties

         Capitalization of Development Costs - All acquisition, exploration and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Gains or losses are recognized upon the sale of individual property interests. All costs incurred in connection with unsuccessful acquisition and exploration efforts and abandoned properties are charged to expense when known. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized by providing a valuation allowance (see Note 3 - "Uranium Properties - 1998 Property Impairment and Abandonment" and "Uranium Properties - Property Realizability"). Total exploration and evaluation costs capitalized in 2000, 1999 and 1998 were $5,000, $161,000, and $327,000, respectively.

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

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


Other Property

         Other property consists of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation on other property is computed based upon the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Gain or loss on disposal of such assets is recorded as other income or expense as such assets are disposed.

Capitalization of Interest

         The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. Interest capitalized in the twelve months ended December 31, 2000, 1999 and 1998 amounted to $61,000, $620,000, and $704,000, respectively. Total interest costs in these periods were $188,000, $847,000, and $856,000, respectively.

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

EARNINGS PER SHARE

         Net earnings (loss) per common share - basic has been calculated based on the weighted average shares outstanding during the year and net earnings
(loss) per common share - diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for the three years presented there were no dilutive securities included in any of these years.

         The weighted average number of shares used to calculate basic and diluted loss per share were 17,335,000, 12,178,000, and 12,053,000 in 2000, 1999 and 1998, respectively. The potential common stock that was excluded from the calculation of diluted earnings per share were 3,605,094, 2,319,690, and 2,405,021 in 2000, 1999 and 1998, respectively.

UNAMORTIZED DEBT ISSUANCE COSTS

         Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Additional disclosures of cash flow information follow:

                                                     Twelve Months Ended December 31,
                                                  2000            1999           1998
                                               ----------      ----------     ----------
Cash paid during the period for:
     Interest                                  $  110,000      $  351,000     $  567,000

         The change in inventories in the Consolidated Statements of Cash Flows during 2000, 1999 and 1998 excludes the changes in uranium inventories for non-cash capitalized restoration and depreciation and depletion provisions. Such decreases totaled ($71,000), ($241,000), and ($1,088,000), respectively.



         Additional non-cash transactions occurred in 2000 and 1999 and such transactions are summarized as follows:

In 2000, the Company issued approximately 68,000 shares of common stock to certain directors in satisfaction of compensation deferred by those
individuals.                                                                                       $25,000

In 2000, the Company issued 720,000 shares of common stock to its
regulatory counsel in satisfaction of outstanding indebtedness.                                   $466,000

In 2000, the Company issued approximately 2,111,000 shares of common stock for the conversion of the convertible note and accrued interest to Lindner
Investments and Lindner Dividend Fund.                                                          $6,272,000

In 1999, the Company issued approximately 288,000 shares of common stock to certain officers and directors in satisfaction of compensation deferred by those
individuals.                                                                                      $108,000

RESTRICTED CASH

         At December 31, 2000 and 1999 the Company had pledged a certificate of deposit of $2,859,000 and $3,652,000 respectively, in order to collateralize surety bonds required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

         In October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.2 million of Company funds pledged to secure the Company's restoration bonds. Approximately $821,000 has been released to the Company through December 31, 2000. The funds are being used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the agreement runs through the end of 2001.

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically regarding the Company's uranium properties, significant estimates were utilized in determining the carrying value of these assets. The actual value received from the disposition of these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.


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

         During 2000, the Company sought to raise funds to permit it to continue operations until such time uranium prices increase to a level that will permit the Company to resume mining operations. In August 2000 and April 2001 the Company completed two private placements raising an aggregate of $2,835,000 through the issuance of 33,562,500 shares of common stock and warrants expiring in August 2005 to purchase an additional 5,625,000 shares of Common Stock. As adjusted for the April offering, the exercise price of the warrants is $0.14 per share. The funds raised in the private placements are to be used to fund the non-restoration overhead costs of the Company. The shares issued in the private placements represent approximately 69% of the outstanding Common Stock of the Company. The completion of the private placements resulted in a significant dilution of the current stockholders' equity in the Company.

         In addition, in October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.2 million in additional funding. Approximately $1,527,000 has been released to the Company through March 31, 2001 to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the restoration agreement runs through the end of 2001.

         Assuming that the Company is able to continue funding its restoration of the Kingsville Dome and Rosita mine sites through extensions to its agreement with Texas regulatory authorities and the Company's bonding company, the Company estimates it will have the funds to remain operating into approximately mid to late 2002. Additional funds will be required for the Company to continue operating after that date.

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


The Company's current agreement with the Texas regulatory authorities and its bonding company extends through 2001. The Company cannot guarantee that it will be able to extend such agreement beyond 2001, or that any extension of the agreement that is negotiated will contain the same terms and conditions.

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


3. URANIUM PROPERTIES

PROPERTY REALIZABILITY

         The Company's potential illiquidity has necessitated a reevaluation of the Company's method of valuing its uranium properties for accounting purposes as of December 31, 1999 and 2000. Prior to the fourth quarter of 1999, the Company had valued its uranium properties on a held for production basis, i.e., assuming that each property would be ultimately placed into production. Because of the Company's potential illiquidity, the Company has determined that it should value these properties on a held for sale basis.

         On a held for sale basis the Company has determined that the discounted cash flow method is the most reasonable method for valuing the properties, because of a lack of any data on sales of comparable properties or any other method that is reasonably available. Under this method, the Company reduced the carrying value of its uranium properties by $38.4 million in 1999 and $1.4 million in 2000 with a corresponding charge against earnings, resulting in a deficit shareholders' equity of $2.1 million at December 31, 2000.

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

         The Company ceased uranium production operations in the first quarter of 1999 and the property was placed on standby. Production in 1999 totaled 61,000 pounds.

         Cost of uranium sales in 1999 and 2000 in the Consolidated Statements of Operations includes $1,088,000 and $500,000, respectively of costs incurred to maintain the facility while Kingsville Dome was on standby and not in production. At December 31, 2000, the Company believes that the property contains a significant amount of undeveloped uranium resource. The Company changed its methodology in estimating the valuation of its uranium properties at December 31, 1999. This change in valuation methods resulted in significant writedowns in the carrying value of its uranium properties and resulted in a writedown of approximately $5.2 million and $104,000 in 1999 and 2000, respectively for the Kingsville Dome property. The net carrying value of the property was approximately $389,000 at December 31, 2000.

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


ROSITA PROPERTY

         In late 1985, the Company acquired several lease holdings in a uranium prospect ("Rosita") in South Texas. Construction and development activities began in the first quarter of 1990 and were completed in September 1990 with production commencing immediately thereafter. The property was originally put on a standby basis and production ceased in March 1992.

         Wellfield development activity began in early 1995 at Rosita which lead to the resumption of production at the property in June 1995. Production in 1998 totaled 178,000 pounds at an average cost of approximately $17.55 per pound. The Company ceased uranium production operations in the first quarter of 1999 and the property was placed on standby. Production in 1999 totaled 48,000 pounds.

         Cost of uranium sales in 1999 and 2000 in the Consolidated Statements of Operations includes $527,000 and $272,000, respectively of costs incurred to maintain the facility while Rosita was on standby and not in production. The Company has changed its methodology in estimating the valuation of its uranium properties at December 31, 1999. This change in valuation methods resulted in significant writedowns in the carrying value of its uranium properties and resulted in a writedown of approximately $544,000 and $62,000 in 1999 and 2000, respectively for the Rosita property. The net carrying value of the property at December 31, 2000 was approximately $277,000.

VASQUEZ PROPERTY

         The Company holds two mineral leases on 842 gross and net acres located in southwestern Duval County, in south Texas.

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

         All of the required permits to begin uranium production for this property have been received from the Texas Natural Resource Conservation Commission and the Texas Department of Health.

          The Company changed its methodology in estimating the valuation of its uranium properties at December 31, 1999. This change in valuation methods resulted in significant writedowns in the carrying value of its uranium properties and resulted in a writedown of approximately $1,332,000 and $900,000 in 1999 and 2000, respectively for the Vasquez property. The net carrying value of the property was written down to zero at December 31, 2000.

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

CHURCHROCK PROPERTIES

         In December 1986, the Company acquired properties in the Churchrock region of New Mexico.

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


         In September 1991, an additional 200 acres of leases were obtained in exchange for a future production royalty payment which, based upon the expected selling price of the uranium production, may vary between 5% and 10%.

         Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties were written down to zero. Such writedown resulted in a pre-tax charge against earnings of approximately $9,624,000 and $109,000 in 1999 and 2000, respectively.

CROWNPOINT PROPERTY

         In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1996, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. In August 1993, the Company acquired approximately 959 acres of leases adjoining the Crownpoint properties. The net carrying value of these properties were written down to approximately $61,000 at December 31, 2000. Such writedown resulted in a pre-tax charge against earnings of approximately $9,919,000 and $200,000 in 1999 and 2000, respectively.

SANTA FE PROPERTIES

         In March 1998 the Company acquired from Santa Fe certain uranium mineral interests and exploration rights for uranium in New Mexico. The major components of the transaction include the following detail.

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

         The Company is obligated to spend on exploration $200,000 per year for the ten year period starting in March 1998 and $400,000 per year for the seven year period starting in March 2007. This expenditure can be made on any of the Category II or Category III properties. The net carrying value of the property was written down to zero. Such writedown resulted in a pre-tax charge against earnings of approximately $11,547,000 and $18,000 in 1999 and 2000, respectively.

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

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


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

4. CONTRACT COMMITMENTS

SALES CONTRACTS

         Long-term contracts have historically been the primary source of revenue to the Company. At the beginning of 1999 the Company had four long-term contracts for deliveries over the next two, three and four years of approximately $26.9 million in revenues. During 1999, the Company assigned its delivery rights for 2000 through 2002 under one of these contracts and also accelerated the scheduled deliveries under another contract into the fourth quarter of 1999. These transactions coupled with additional transactions made in the first quarter of 2000 converted the value of the Company's long-term sales contracts and exhausted its sales contract portfolio. Currently, the Company does not have any remaining scheduled uranium deliveries under contract.

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

         All uranium sales revenues for the twelve months ended December 31, 2000 were from sales to one customer for a total of $937,000. Uranium sales revenues for the twelve months ended December 31, 1999 were from sales to four customers, all of which represented more than 10% of total uranium revenues. Sales to these four customers totaled $2,229,000, $2,106,000, $1,800,000 and $1,119,000 in 1999.

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

5. SHORT-TERM DEBT

NATIONSBANK CREDIT AGREEMENT

         In May 1996 the Company entered into a $3.0 million revolving-credit facility with NationsBank, N.A. ("Nations"). In July 1997 the facility was renewed and expanded to $5.0 million for a two-year term. The facility was renewed again for $3.0 million in July 1999 for a one-year term. This facility was secured by the Company's uranium inventory and/or its receivables from its uranium sales contracts with interest

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


on the loan accruing at the prime rate plus 1%. In 2000 the facility expired and all remaining principal and interest payments were made.


6. LONG-TERM DEBT

LINDNER NOTE

         On May 25, 1995 the Company entered into an agreement with Lindner Investments and Lindner Dividend Fund, (the "Lender") two mutual funds managed by Ryback & Associates, for a $6 million secured convertible note with the Company (the "Lindner Note"). The Lindner Note was initially issued for a term of three years and bore interest at an annual rate of 6.5% and was convertible at any time during the three-year term into 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share. The Lender also received a three-year warrant to purchase 1.5 million shares of the Company's common stock at an initial price of $4.00 per share. In 1995, the Lender exercised 500,000 shares of warrants under the agreement for an infusion of $2.0 million to the Company. Certain other financial advisors associated with the transaction were granted warrants and options to purchase up to 150,000 shares at an initial exercise price of $4.00 per share. As of December 31, 2000, these certain other financial advisors have exercised 62,500 shares of warrants under the agreement and 37,500 shares of warrants have expired.

         In March 1998, the Company entered into an agreement with the Lender to extend the maturity date of the Lindner Note to May 31, 2000. The note was convertible at any time during this term into 2.0 million shares of the Company's common stock at a conversion price of $3.00 per share. In connection with this transaction the Company allocated $408,000 for the value of the warrants resulting in an effective rate of 10% on the refinanced note. All costs associated with these warrants have been amortized.

         In February 2000, the entire $6,000,000 plus accrued interest of $334,000 were converted into 2,111,478 shares of the Company's common stock. The remaining warrants expired unexercised on May 31, 2000.

BENTON CONVERTIBLE NOTE

         During 1994, the Company engaged in certain transactions with companies controlled by Mr. Oren L. Benton (the "Benton Companies"). In 1995, Benton and various of the Benton Companies filed for protection under Chapter 11 of the Federal Bankruptcy Code (the "Benton Bankruptcy"). In 1998 the Trustee sought recovery of approximately $1.6 million of payments made by certain of the Benton Companies to the Company, claiming that the payments and advances were avoidable as preferential and/or fraudulent transfers. On July 17, 2000, the parties entered into a settlement agreement whereby the Company issued a $135,000 Convertible Note due July 17, 2005, assigned its rights under a $65,000 Promissory Note from Benton and assigned certain claims against Union Bank of Switzerland in settlement of the complaint. Interest on the Convertible Note is due at maturity and the Note bears interest at a rate of 6% per annum. The Company may prepay the Note at any time and the holder of the Note may convert all principal and accrued interest into shares of the Company's common stock at a conversion price of $0.75 per share.

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


SUMMARY OF LONG-TERM DEBT

                                                         At December 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
Long-term debt of the Company consists of:
     Lindner Note                                 $         --   $  5,921,632
     Crownpoint property (Note 3)                      450,000        450,000
     Benton Convertible Note                           135,000             --
     Other                                                 581          5,576
                                                  ------------   ------------
                                                       585,581      6,377,208
     Less - Current portion                                581          5,000
                                                  ------------   ------------
          Total long-term debt                    $    585,000   $  6,372,208
                                                  ============   ============

Maturities of long-term debt are as follows:

For the Twelve Months Ended:                         For the Twelve Months Ended:
----------------------------                         ----------------------------
December 31, 2001                   $  581           December 31, 2004                  $      --
December 31, 2002                       --           December 31, 2005 and beyond         585,000
December 31, 2003                       --


7. RELATED-PARTY TRANSACTIONS

         During 1994, the Company engaged in certain transactions with companies controlled by Mr. Oren L. Benton (the "Benton Companies") as described in Note 6.


8. SHAREHOLDERS' EQUITY

COMMON STOCK

Common Stock Issued in 1999

         In 1999, the Company issued 288,263 shares of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan (the "Plan"). The Plan was approved by a vote of the shareholders at the June 18, 1999 Annual Meeting.


Common Stock Issued in 2000

         In 2000, the Company issued 67,598 shares of common stock to certain directors of the Company in connection with the Plan in satisfaction of compensation deferred by those individuals.

         In August 2000, the Company raised $750,000 of equity by the issuance of 7.5 million shares of Common Stock at $0.10 per share to a group of private investors. The investors were also issued five-year warrants to purchase an aggregate of 5,475,000 shares of Common Stock at an exercise price of $0.14 per share that are exercisable through August 2005.

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


Increase in Authorized Shares

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

Settlement of Regulatory Counsel Indebtedness

         The Company reached a compromise with its regulatory counsel settling an outstanding indebtedness of approximately $566,000 for a payment of $100,000 in cash, the assignment of certain claims, the issuance of 720,000 shares of Common Stock and an agreement to issue up to an additional 200,000 shares upon the occurrence of certain events.

Lindner Note Conversion

         In February 2000, the Company converted the Lindner Note as discussed in Note 6, into 2,111,478 shares of common stock. See Note 6 - Long-Term Debt "Lindner Note" for further discussion.

Financial Advisors' Options

         On May 25, 1995, the Company granted options to purchase 50,000 shares at an initial conversion price of $4.00 per share to certain financial advisors associated with the Lindner Note transaction. The options were immediately exercisable and expired unexercised on March 6, 2000.

STOCK OPTIONS

Directors Stock Options

         On May 25, 1995, the Company granted options to certain directors of URI, to purchase 200,000 shares of the Company's common stock at an exercise price of $4.50 per share. All such options are immediately exercisable and were originally scheduled to expire May 24, 1998 or 30 days after the holder ceases to be a director of the Company or one year after such holder's death, whichever occurs first. In November 1997, the term of these options was revised for three years and the exercise price was increased to $4.75 per share. None of these options have been exercised as of December 31, 2000 and 100,000 of these options remain outstanding.

         On August 16, 1995, the Company granted options to a director of URI, to purchase 100,000 shares of the Company's common stock at an exercise price of $8.38 per share which was the fair market value of a share of common stock on August 16, 1995. Such options are immediately exercisable and were originally scheduled to expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after his death, whichever occurs first. In November 1997, the term of these options was revised for three years and the exercise price was increased to $8.63 per share. None of these options have been exercised as of December 31, 2000.


MARKET FOR COMMON STOCK

         Prior to March 24, 1999, the Company's Common Stock was traded on NASDAQ but was delisted for noncompliance with the minimum bid price requirements of NASDAQ. Effective March 24, 1999, the Company's Common Stock began being quoted on the OTC Bulletin Board.

                             URANIUM RESOURCES, INC.

                        DECEMBER 31, 2000, 1999 AND 1998


9.       STOCK-BASED COMPENSATION PLANS

         The Company has three stock option plans, the Employees' Stock Option Plan, the Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("FAS 123"), the Company's net loss and loss per share ("EPS") for the years ended December 31, 2000, 1999 and 1998 would have been adjusted to the following pro forma amounts:

                                          2000              1999            1998
                                       -----------      ------------    ------------
           Net Loss:      As reported  $(3,233,352)     $(39,839,734)   $(18,979,821)
                            Pro forma  $(3,338,649)     $(40,545,062)   $(19,684,005)

          Basic EPS:      As reported  $     (0.19)     $      (3.27)   $      (1.57)
                            Pro forma  $     (0.19)     $      (3.33)   $      (1.63)

        Diluted EPS:      As reported  $     (0.19)     $      (3.27)   $      (1.57)
                            Pro forma  $     (0.19)     $      (3.33)   $      (1.63)

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: expected volatility of 99%, 88% and 68% and risk-free interest rates of 6.5%, 6.0% and 5.6%. An expected life of 5.7, and 5.2 years was used for options granted to the employees and directors, respectively.

         The FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The Directors' Stock Option Plan provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company's annual meeting. Currently there are 71,000 stock options outstanding under the Directors' Stock Option Plan. Also, on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the Employees' Stock Option Plan. All of the previously outstanding options were canceled upon the effectiveness of the new options. On August 10, 1994, the Board of Directors increased the available options under the Employees' Stock Option Plan and the Directors' Stock Option Plan to 850,000 options and 150,000 options, respectively. On October 11, 1995, the Board of Directors elected to discontinue grants under the Employees' Stock Option Plan with the adoption of a stock incentive plan covering key employees. The Stock Incentive Plan provides for the grant of a maximum of 750,000 stock options. These options may be qualified or nonqualified. On June 5, 1998, the Company's stockholders elected to increase the available options under the Stock Incentive Plan to 1,250,000 options. As of December 31, 2000, there are 2,603,645 options outstanding under the Stock Incentive Plan. During 2000 the Company's board of directors elected to increase the available options under the Stock Incentive Plan to 4,000,000, subject to stockholder approval. Such approval was received in March 2001.

Additional details about the options granted under the stock option plans are as follows:

                                                                 ---------------------------------------------------------
                                                                                      At December 31, 2000
                                                                 ---------------------------------------------------------
                                                                   Options
                                        Exercise     Options      Available      Options         Options        Options
        Date of Grant                     Price      Granted     for Exercise    Exercised       Canceled     Outstanding
        -------------                  ----------   ----------   ------------   ------------   ------------   ------------
January 15, 1992                       $  2.94         617,248         17,937        327,625        271,686         17,937
May 22, 1992                           $  3.00           2,000             --          1,000          1,000             --
                                       --------     ----------   ------------   ------------   ------------   ------------
  Balances at December 31, 1992                        619,248         17,937        328,625        272,686         17,937
                                       --------     ----------   ------------   ------------   ------------   ------------
February 26, 1993                      $  2.50          10,000             --          2,500          7,500             --
May 27, 1993                           $  3.50           2,000             --            500          1,500             --
                                       --------     ----------   ------------   ------------   ------------   ------------
 Balances at December 31, 1993                         631,248         17,937        331,625        281,686         17,937
                                       --------     ----------   ------------   ------------   ------------   ------------
July 11, 1994                          $  4.38          20,000         20,000             --             --         20,000
August 10, 1994                        $  4.25         140,000         19,000          1,000        120,000         19,000
December 15, 1994                      $  5.88           3,000          2,000             --          1,000          2,000
                                       --------     ----------   ------------   ------------   ------------   ------------
 Balances at December 31, 1994                         794,248         58,937        332,625        402,686         58,937
                                       --------     ----------   ------------   ------------   ------------   ------------
February 24, 1995                      $ 4.13          210,000        100,000             --        110,000        100,000
April 12, 1995                         $ 3.88           10,000         10,000             --             --         10,000
May 26, 1995                           $ 3.75           40,000         20,000             --         20,000         20,000
August 16, 1995                        $ 8.38          100,000        100,000             --             --        100,000
August 31, 1995                        $ 6.88          127,508         40,200             --         87,308         40,200
October 11, 1995                       $ 6.94           35,000         35,000             --             --         35,000
December 19, 1995                      $ 5.50            3,000          2,000             --          1,000          2,000
                                       --------     ----------   ------------   ------------   ------------   ------------
 Balances at December 31, 1995                       1,319,756        366,137        332,625        620,994        366,137
                                       --------     ----------   ------------   ------------   ------------   ------------
February 22, 1996                      $ 9.75          178,810         70,240             --        108,570         70,240
May 29, 1996                           $17.00            3,000          2,000             --          1,000          2,000
May 30, 1996                           $16.13           75,000             --             --         75,000             --
July 22, 1996                          $11.13           50,000             --             --         50,000             --
                                       --------     ----------   ------------   ------------   ------------   ------------
 Balances at December 31, 1996                       1,626,566        438,377        332,625        855,564        438,377
                                       --------     ----------   ------------   ------------   ------------   ------------
February 10, 1997                      $ 7.125         182,405         55,432             --        108,500         73,905
April 1, 1997                          $ 5.50           55,000         41,250             --             --         55,000
May 1, 1997                            $ 5.00            3,000          1,500             --          1,000          2,000
                                       --------     ----------   ------------   ------------   ------------   ------------
 Balances at December 31, 1997                       1,866,971        536,559        332,625        965,064        569,282
                                       --------     ----------   ------------   ------------   ------------   ------------
February 23, 1998                      $ 2.9375        172,000         59,750             --         52,500        119,500
June 5, 1998                           $ 2.50            3,000          1,000             --          1,000          2,000
                                       --------     ----------   ------------   ------------   ------------   ------------
 Balances at December 31, 1998                       2,041,971        597,309        332,625      1,018,564        690,782
                                       --------     ----------   ------------   ------------   ------------   ------------
June 18, 1999                          $ 2.50            2,000            500             --             --          2,000
                                       --------     ----------   ------------   ------------   ------------   ------------
 Balances at December 31, 1999                       2,043,971        597,809        332,625      1,018,564        692,782
                                       --------     ----------   ------------   ------------   ------------   ------------
September 27, 2000                     $ 0.20        2,250,000             --             --             --      2,250,000
                                       ========     ==========   ============   ============   ============   ============
 Balances at December 31, 2000                       4,293,971        597,809        332,625      1,018,564      2,942,782
                                       ========     ==========   ============   ============   ============   ============


         The exercise price for the options granted under the stock option plans has been the approximate market price of the common stock on the date granted. The terms of the options provide that no options may be exercised for one year after grant, and then for ratable exercise over the subsequent four-year period, with a total exercisable period of ten years.

         The exercise price for the options granted under the Stock Incentive Plan has been the approximate market price of the common stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years. The weighted average fair value of options granted in 2000, 1999 and 1998 were $0.15, $0.19 and $1.83, respectively.

10.      FEDERAL INCOME TAXES

         The deferred federal income tax liability (asset) consists of the following:

                                                         December 31,
                                                ----------------------------
                                                    2000            1999
                                                ------------    ------------
Depletion and impairment charges                $(10,396,000)   $(10,897,000)
for books in excess of tax

Accelerated depreciation                             114,000         108,000

Restoration reserves                              (1,517,000)     (1,780,000)

Valuation allowance and other - net               11,799,000      12,569,000
                                                ------------    ------------
     Total deferred income tax liability        $          0    $          0
                                                ============    ============


Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

                                                     For the Twelve Months Ended December 31,
                         --------------------------------------------------------------------------------------------------
                                      2000                             1999                              1998
                         -------------------------------    ----------------------------    -------------------------------
                                               % of                            % of                               % of
                                              Pretax                          Pretax                             Pretax
                            Amount            Income           Amount         Income           Amount            Income
                            ------            ------           ------         ------           ------            ------
Pretax loss              $  (3,233,352)                     $ (40,103,544)                  $ (23,724,821)

                         -------------     -------------    -------------     ----------    -------------     -------------
Pretax loss times
  statutory tax rate                                                                                              (34.0)%
                            (1,099,000)       (34)%           (13,635,000)       (34)%         (8,066,000)
Effect on taxes
 resulting from:
Depletion & impairment
                             1,099,000         34%              13,635,000        34%           8,066,000          34.0%
Alternative minimum
     tax                                        0%
                                     0                           (263,810)      (0.7)%         (4,745,000)          0.0%
                         -------------     -------------    -------------     ----------    -------------     -------------
Income tax benefit       $           0         0.%          $    (263,810)      (0.7)%      $  (4,745,000)          (20)%
                         =============     =============    =============     ==========    =============     =============


         The Company's net operating loss carryforwards generated in 2000 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax ("AMT") rates imposed by the 1986 Tax Reform Act ("the 86 ACT"). It is assumed that these deferred tax assets will be realized at such rates.

         At December 31, 2000, approximately $45,418,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. The Company received refunds of $1,115, $3,348 and $42,000 from prior year's federal income payments in 2000, 1999 and 1998, respectively.

         The Company also has available for regular federal income tax purposes at December 31, 2000 estimated net operating loss (NOL) carryforwards of approximately $36,793,000 which expire primarily in 2004 through 2020, if not previously utilized. Following the sale of stock in 2001 described in Note 2, use of the Company's NOL will be severely limited on an annual and aggregate basis. For this reason, the NOL is not included as a deferred tax asset in the table above.

11. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

                                                                   December 31,
                                                             -----------------------
                                                                2000         1999
                                                             ----------   ----------
Reserve for future restoration and reclamation costs,
   net of current portion of $83,000 in
   2000 and 1999 (Note 1)                                    $4,270,655   $5,054,497
Long-term accounts and interest payable                           3,696      811,943
Royalties payable                                               500,000      500,000
Deferred compensation                                           236,280      108,240

                                                             ----------   ----------
                                                             $5,010,631   $6,474,680
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

13. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. The Company is unable to assess the fair value of its debt instrument at December 31, 2000 due to the Company's financial position and its inability to secure comparable financing.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              2000 Quarters (In thousands)
                                                  1st          2nd        3rd         4th       Total
                                                --------    --------    --------    --------    --------
Net Sales                                       $  1,082    $      0    $      0    $      0    $  1,082
                                                --------    --------    --------    --------    --------
Gross margin                                        (411)       (383)       (253)     (1,043)     (2,090)
                                                --------    --------    --------    --------    --------
Net income (loss)                                   (843)       (599)       (580)     (1,211)     (3,233)
                                                --------    --------    --------    --------    --------
Net income (loss) per common share:
                                                --------    --------    --------    --------    --------
                  Basic and diluted                (0.06)      (0.04)      (0.03)      (0.06)      (0.19)
                                                --------    --------    --------    --------    --------
Weighted average common shares outstanding:
                                                --------    --------    --------    --------    --------
                  Basic and diluted               13,556      14,520      18,452      22,740      17,335
                                                --------    --------    --------    --------    --------

                                                               1999 Quarters (In thousands)
                                                  1st         2nd         3rd        4th        Total
                                                --------    --------    --------   --------    --------
Net Sales                                       $      2    $  1,036    $  4,418   $  3,089    $  8,545
                                                --------    --------    --------   --------    --------
Gross margin                                        (491)       (721)      1,356    (38,568)    (38,424)
                                                --------    --------    --------   --------    --------
Net income (loss)                                   (786)     (1,141)        952    (38,865)    (39,840)
                                                --------    --------    --------   --------    --------
Net income (loss) per common share:
                                                --------    --------    --------   --------    --------
                  Basic and diluted                (0.07)      (0.09)       0.08      (3.19)      (3.27)
                                                --------    --------    --------   --------    --------
Weighted average common shares outstanding:
                                                --------    --------    --------   --------    --------
                  Basic and diluted               12,053      12,055      12,257     12,341      12,178
                                                --------    --------    --------   --------    --------

                                                                     SCHEDULE II


                             URANIUM RESOURCES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                 Additions
                                                         ---------------------------
                                        Balance at        Charged to     Charged to
                                         Beginning        Costs and        Other                         Balance at End
            Description                  of Period         Expenses       Accounts       Deductions(a)      of Period
-------------------------------------  -------------     ------------   ------------     -------------   --------------
Year ended December 31, 2000:
   Accrued restoration costs .......   $   5,137,497     $     12,387   $     12,007(b)  $     784,222   $    4,353,655(c)

Year ended December 31, 1999:
   Accrued restoration costs .......   $   5,292,382     $    234,537   $     44,961(b)  $     344,461   $    5,137,497(c)

Year ended December 31, 1998:
   Accrued restoration costs .......   $   4,762,108     $    692,317   $     92,687(b)  $      69,356   $    5,292,382(c)


----------
(a)   Deductions represent costs incurred in the restoration process.

(b) Increase resulted primarily from the change in the amounts of restoration provision included in ending uranium inventory.

(c) Amounts recorded as current liabilities at December 31, 2000, 1999 and 1998 are $83,000, $83,000, and $324,000, respectively.

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

     3.3*       Restated Bylaws of the Company (filed with the Company's Form
                S-3 Registration No. 333-17875 on December 16, 1996).

     3.4        Certificate Amendment to the Certificate of Incorporation dated
                March 23, 2001.

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

   EXHIBIT
   NUMBER                          DESCRIPTION
   -------                         -----------
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

    10.16* Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated March 31,
                1999).

    10.17* Note Exchange Agreement dated June 30,1999 between the Company and Lindner Investments (filed with the Company's Quarterly
                Report on Form 10-Q dated August 12, 1999).

    10.18       Kingsville Dome and Rosita Mines Agreement dated October 11,
                2000 between the Company, the Texas Natural Resources
                Conservation Commission, the Texas Department of Health and the
                United States Fidelity & Guaranty Company.

    10.19 Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company.


       * Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange