Form 10QSB/A
period 2001-03-31
URANIUM RESOURCES INC /DE/
filed 2001-08-13
CIK 839470

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSBA


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

            650 S. Edmonds Land, Suite 108, Lewisville, Texas 75067
                  (Former Address if Changed From Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes            No     X
                           -----------   -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Title of Each Class of Common Stock              Number of Shares Outstanding

    Common Stock, $0.001 par value              48,992,278 as of August 10, 2001


--------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                   2001 FIRST QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                             3

                           March 31, 2001 (Unaudited) and December 31, 2000                        3

                           Consolidated Statements of Operations -
                               Three Months Ended March 31, 2001 and 2000 (Unaudited)              5

                           Consolidated Statements of Cash Flows -
                               Three Months Ended March 31, 2001 and 2000 (Unaudited)              6

                           Notes to Consolidated Financial
                               Statements - March 31, 2001 (Unaudited)                             7


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                          9


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               13

         Item 2.  Changes in Securities and Use of Proceeds                                       13

         Item 3.  Defaults Upon Senior Securities                                                 13

         Item 4.  Submission of Matters to a Vote of Security Holders                             13

         Item 5.  Other Information                                                               13

         Item 6.  Exhibits and Reports on Form 8-K.                                               13


SIGNATURES                                                                                        14


INDEX TO EXHIBITS                                                                                E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2001 AND DECEMBER 31, 2000 (NOTE 1)

                                     ASSETS

                                                   March 31,     December 31,
                                                 ------------    ------------
                                                     2001            2000
                                                 ------------    ------------
                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                     $    373,187    $    212,523
   Receivables, net                                    10,884          20,883
   Materials and supplies inventory                    66,666          69,598
   Prepaid and other current assets                    32,282          19,912
                                                 ------------    ------------
        Total current assets                          483,019         322,916
                                                 ------------    ------------

Property, plant and equipment, at cost:
   Uranium properties                              99,648,455      99,532,193
   Other property, plant and equipment                383,166         383,166
   Less-accumulated depreciation and depletion    (99,272,821)    (99,141,105)
                                                 ------------    ------------
        Net property, plant and equipment             758,800         774,254

Long-term investment:
     Certificate of deposit, restricted             2,491,577       2,858,895
Other assets                                            4,299           4,299
                                                 ------------    ------------
                                                 $  3,737,695    $  3,960,364
                                                 ============    ============



  The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2001 AND DECEMBER 31, 2000 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                                  March 31,     December 31,
                                                                                ------------    ------------
                                                                                    2001            2000
                                                                                ------------    ------------
                                                                                 (Unaudited)
Current liabilities:
   Accounts payable                                                             $    168,398    $    199,183
   Notes payable                                                                     250,000              --
   Accrued interest payable                                                            4,583              --
   Current portion of long-term debt                                                      --             581
   Current portion of restoration reserve                                             83,000          83,000
   Other accrued liabilities                                                         578,468         201,281
                                                                                ------------    ------------
        Total current liabilities                                                  1,084,449         484,045
                                                                                ------------    ------------

Other long-term liabilities and deferred credits                                   4,659,364       5,010,631

Long-term debt, less current portion                                                 585,000         585,000

Shareholders' deficit:
        Common stock, $0.001 par value, shares authorized:
        2001 - 100,000,000 and 2000 - 35,000,000
        shares issued and outstanding (net of treasury shares):
        2001 - 22,929,778 and 2000 - 22,740,366                                       23,082          22,893

        Paid-in capital                                                           48,240,288      48,240,477
        Retained earnings (accumulated deficit)                                  (50,845,070)    (50,373,264)
        Less:  Treasury stock (152,500 shares), at cost                               (9,418)         (9,418)
                                                                                ------------    ------------
             Total shareholders' deficit                                          (2,591,118)     (2,119,312)
                                                                                ------------    ------------
                                                                                $  3,737,695    $  3,960,364
                                                                                ============    ============



  The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (NOTE 1)
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------
Revenues:
   Uranium sales -
        Produced uranium                                  $         --    $    121,954
        Purchased uranium                                           --         815,148
                                                          ------------    ------------
          Uranium sales                                              0         937,102

Other uranium revenues                                              --         144,793
                                                          ------------    ------------
               Total revenue                                         0       1,081,895

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                            --         799,850
        Royalties                                                   --          16,626
        Operating expenses                                      16,587         359,195
        Provision for restoration and reclamation costs             --          12,190
        Depreciation and depletion                              10,768         111,458
        Writedown of uranium properties                        116,496         193,925
                                                          ------------    ------------
          Total cost of uranium sales                          143,851       1,493,244
                                                          ------------    ------------

   Loss from operations
      before corporate expenses                               (143,851)       (411,349)

   Corporate expenses -
        General and administrative                             352,762         451,114
        Depreciation                                             4,303           5,567
                                                          ------------    ------------
          Total corporate expenses                             357,065         456,681
                                                          ------------    ------------
Loss from operations                                          (500,916)       (868,030)

Other income (expense):
        Interest expense, net of capitalized interest           (7,059)        (39,099)
        Interest and other income, net                          36,169          64,065
                                                          ------------    ------------
          Total other income                                    29,110          24,966
                                                          ------------    ------------
Loss before federal income taxes                              (471,806)       (843,064)

Federal income tax benefit:
   Current                                                          --              --
   Deferred                                                         --              --
                                                          ------------    ------------
Net loss                                                  $   (471,806)   $   (843,064)
                                                          ============    ============

Net loss per common share and
  common equivalent (basic and diluted)                   $      (0.02)   $      (0.06)
                                                          ============    ============

Weighted average common shares and common
   equivalent shares per share data
    Basic                                                   22,879,268      13,555,670
                                                          ============    ============
    Diluted                                                 22,879,268      13,555,670
                                                          ============    ============

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (NOTE 1)
                                   (UNAUDITED)

                                                                            March 31
                                                                  ----------------------------
                                                                      2001            2000
                                                                  ------------    ------------
Cash flows from operations:
   Net loss                                                       $   (471,806)   $   (843,064)
   Reconciliation of net income to cash provided by operations-
        Provision for restoration and reclamation costs                     --          12,190
        Depreciation and depletion                                      15,071         117,025
        Writedown of uranium properties                                116,496         193,925
        Credit for deferred income taxes                                    --              --
        Decrease in restoration and reclamation accrual               (387,470)        (27,909)
        Other non-cash items, net                                       36,203         150,488
                                                                  ------------    ------------
Cash flow used in operations, before changes in
   operating working capital items                                    (691,506)       (397,345)
Effect of changes in operating working capital items-
   Decrease in receivables                                               9,999       1,072,187
   Decrease in inventories                                               2,932          44,811
   (Increase) decrease in prepaid and other current assets             (12,370)            294
   Increase (decrease) in payables and accrued liabilities             350,985         (34,866)
                                                                  ------------    ------------

Net cash provided by (used in) operations                             (339,960)        685,081
                                                                  ------------    ------------

Investing activities:
   Decrease in investments                                             367,318              --
   Additions to property, plant and equipment -
        Kingsville Dome                                                (29,151)        (30,971)
        Rosita                                                          (5,354)        (16,414)
        Vasquez                                                        (37,733)        (36,329)
        Churchrock                                                     (16,871)        (48,422)
        Crownpoint                                                     (22,806)        377,265
        Other property                                                  (4,198)         (1,480)

                                                                  ------------    ------------
Net cash provided by investing activities                              251,205         243,649
                                                                  ------------    ------------

Financing activities:
   Payments and refinancings of principal                                 (581)       (577,061)
   Proceeds from borrowings                                            250,000              --

                                                                  ------------    ------------
Net cash provided by (used in) financing activities                    249,419        (577,061)
                                                                  ------------    ------------

Net increase in cash and cash equivalents                              160,664         351,669
Cash and cash equivalents, beginning of period                         212,523         493,567
                                                                  ------------    ------------

Cash and cash equivalents, end of period                          $    373,187    $    845,236
                                                                  ============    ============

  The accompanying notes to financial statements are an integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 2000 Annual Report on Form 10-KA. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2001.


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

3.       DEBT/SHAREHOLDERS' EQUITY

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

MARKET FOR COMMON STOCK

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

SETTLEMENT OF REGULATORY COUNSEL INDEBTEDNESS

         The Company reached a compromise in August 2000 with its regulatory counsel settling an outstanding indebtedness of approximately $566,000 for a payment of $100,000 in cash, the assignment of certain claims, the issuance of 720,000 shares of Common Stock and an agreement to issue up to an additional 200,000 shares upon the occurrence of certain events. In January 2001 the Company issued 189,000 shares of Common Stock in final settlement of this agreement.

SHORT TERM DEBT

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

EQUITY INFUSION

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

STOCK OPTION GRANTS

         In February 2001, the Company granted certain key employees stock options under the Company's Employees' Stock Option Plan to acquire a total of 475,500 shares of Common Stock at $0.19 per share, the fair market value of the Company's stock on the date of the grant. One-third of the options were exercisable upon their grant with the remaining options vesting one-third in February 2002 and one-third in February 2003. The options are exercisable for a period of ten years from the date of grant.

CAPITALIZED INTEREST

         Interest capitalized in the three months ended March 31, 2001 and 2000 was $0 and $61,000, respectively. Total interest costs in these periods were $7,000 and $100,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

         This Item 2 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, proved undeveloped reserves and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for the Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the Company's 2000 Annual Report on Form 10-KA.

GOING CONCERN/UNCERTAIN FUTURE OPERATIONS

         The Company ceased production activities in 1999 at both of its two producing properties because of depressed uranium prices. In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. In August, the Company raised $750,000 of equity by the issuance of 7.5 million shares of Common Stock at $0.10 per share to a group of private investors. The investors were also issued five-year warrants to purchase an aggregate of 5,475,000 shares of Common Stock at an exercise price of $0.14 per share.

         In October 2000, the Company signed an agreement with Texas regulatory authorities and the Company's bonding company (the "Restoration Agreement") that provides the Company access to up to $2.2 million of Company funds pledged to secure the Company's restoration bonds. The funds are being used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas.

         On January 31, 2001 the Company obtained a $250,000 loan by issuing demand notes to private investors. The $250,000 in principal under the demand notes was converted on April 11, 2001 into 3,125,000 shares of common stock of the Company in connection with an equity transaction.

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

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows and Liquidity

         For the quarter ended March 31, 2001, the Company's cash and cash equivalents of $373,000 represented an increase of $161,000 for the quarter. This compares to an increase of $352,000 for the first quarter of 2000. The Company's uranium operations used cash flow from operations of $340,000 for the quarter ended March 31, 2001, in comparison to cash flow generated from operations in the same period in 2000 of $685,000. The Company's net working capital at March 31, 2001 was a negative $601,000.

Investing Cash Flows

         South Texas Projects

         During the three months ending March 31, 2001, capitalized expenditures at the Company's South Texas locations totaled $72,000. Capital expenditures for the balance of 2001 for these properties is expected to be minimal. The Company expects to fund its 2001 activities at the Kingsville Dome, Rosita and Vasquez locations from existing cash and from cash to be received under the Restoration Agreement.

         New Mexico Projects

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $44,000 for the three months ending March 31, 2001. Capital expenditures for the remainder of 2001 for these properties is expected to be minimal. In March 2000, the Company received $440,000 in escrowed funds related to certain of the Company's Crownpoint Unit I properties.

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


ENVIRONMENTAL ASPECTS


         The Company utilizes ISL solution mining technology as its only mining method. Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". Nevertheless, the Company is highly regulated. Its primary environmental costs to date have been related to obtaining and complying with environmental mining permits and, once mining is completed, the reclamation and restoration of the surface areas and underground water quality to a condition consistent with applicable requirements. Accruals for the estimated future cost of such activities are made on a per-pound basis as part of production costs. See the Consolidated Statements of Operations for the applicable provisions for such future costs. See also Note 1 - "Restoration and Reclamation Costs" of Notes to Consolidated Financial Statements in the Company's Form 10-K/A as of December 31, 2000.

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

Three Months Ended March 31, 2001 and 2000

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                        Three Months Ended
                                             March 31,
                                        -------------------
                                          2001       2000
                                        --------   --------
Uranium sales revenue                  $      --   $    937

Other uranium revenues                        --        145

Total pounds delivered                        --         98

Average sales price/pound                    N/A   $   9.58

Pounds purchased                              --         85

Average cost of purchased pounds             N/A   $   9.41

Average cost of produced pounds sold         N/A        (a)

Average cost of purchased pounds sold        N/A   $   9.41

(a) The Company ceased uranium production operations in the first quarter of 1999 when its South Texas projects were placed on stand-by. Costs while on stand-by are expensed to operating expenses as they are incurred. A nominal amount of production has occurred while the projects have been on stand-by, the inventory resulting from such incidental production was valued at the spot market cost.

         The Company delivered 98,000 pounds of uranium in the first quarter of 2000, no deliveries were made in the first quarter of 2001 and the Company does not have any remaining deliveries scheduled for the balance of 2001 or beyond

         Details of the cost of uranium sales were as follows:

                                                   Three Months Ended
                                                        March 31,
                                                   -------------------
                                                     2001       2000
                                                   --------   --------
                                                      (In thousands)
Cost of purchased uranium                          $     --   $    800
Royalties                                                --         17
Operating expenses                                       17        359
Provision for restoration and reclamation costs          --         12
Depreciation and depletion of uranium properties         11        111
Writedown of uranium properties                         116        194
                                                   --------   --------
         Total cost of uranium sales               $    144   $  1,493
                                                   ========   ========

         Operating expenses in the first quarter of 2001 consisted of stand-by costs in the Company's South Texas projects. Operating expenses in the first quarter of 2000 resulted from the sale of uranium inventory ($43,000) and stand-by related costs ($316,000).

         The provision for restoration and reclamation in the first three months ended March 31, 2001 was nil, compared to $12,000 for the same period in 2000.

         The depreciation and depletion provision in the quarter ended March 31, 2001 was $11,000 compared to $111,000 in the first quarter of 2000.

         The Company incurred royalties from production sold in the first quarter of 2000 of $17,000. No royalty expense was incurred in the first quarter of 2001.

         Uranium purchases were made in the first quarter of 2000 at $9.41 per pound. No such purchases were made in the same quarter ended March 31, 2001

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $357,000 in the first quarter of 2001 from $457,000 in the first quarter of 2000. The lower G&A costs in 2001 reflect the continued focus on reducing costs throughout all corporate levels and activities.

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



                                       URANIUM RESOURCES, INC.







Dated: August 13, 2001                 By: /s/ Paul K. Willmott
                                          ----------------------
                                          Paul K. Willmott
                                          Director, President and
                                          Chief Executive Officer









Dated: August 13, 2001                 By: /s/ Thomas H. Ehrlich
                                          ----------------------
                                          Thomas H. Ehrlich
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

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

         3.3*     Restated Bylaws of the Company (filed with the Company's Form
                  S-3 Registration No. 333-17875 on December 16, 1996).

         3.4* Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company's Annual Report on Form 10-K/A dated July 26, 2001)..

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

         10.18*   Kingsville Dome and Rosita Mines Agreement dated October 11,
                  2000 between the Company, the Texas Natural Resources
                  Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the
                  Company's Annual Report on Form 10-K/A dated July 26, 2001).

         10.19* Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company's Annual Report on Form 10-K/A dated July 26, 2001).



         *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange