Form 10QSB
period 2001-06-30
URANIUM RESOURCES INC /DE/
filed 2001-08-13
CIK 839470

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

                 For the quarterly period ended June 30, 2001 or

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

            650 S. EDMONDS LANE, SUITE 108, LEWISVILLE, TEXAS 75067
                  (Former Address if Changed From Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes            No      X
                            -----------   -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Title of Each Class of Common Stock             Number of Shares Outstanding
  -----------------------------------           --------------------------------
     Common Stock, $0.001 par value             48,992,278 as of August 10, 2001


--------------------------------------------------------------------------------

                             URANIUM RESOURCES, INC.
                   2001 SECOND QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                             3

                           Consolidated Balance Sheets -
                               June 30, 2001 (Unaudited) and December 31, 2000                     3

                           Consolidated Statements of Operations -
                               Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)       5

                           Consolidated Statements of Cash Flows -
                               Six Months Ended June 30, 2001 and 2000 (Unaudited)                 6

                           Notes to Consolidated Financial
                               Statements - June 30, 2001 (Unaudited)                              7


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                         10


PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               15

         Item 2.  Changes in Securities and Use of Proceeds                                       15

         Item 3.  Defaults Upon Senior Securities                                                 15

         Item 4.  Submission of Matters to a Vote of Security Holders                             15

         Item 5.  Other Information                                                               15

         Item 6.  Exhibits and Reports on Form 8-K.                                               15


SIGNATURES                                                                                        16


INDEX TO EXHIBITS                                                                                E-1

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 2001 AND DECEMBER 31, 2000 (NOTE 1)

                                     ASSETS


                                                   June 30,      December 31,
                                                 ------------    ------------
                                                     2001            2000
                                                 ------------    ------------
                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                     $  1,351,912    $    212,523
   Receivables, net                                    10,885          20,883
   Materials and supplies inventory                    67,769          69,598
   Prepaid and other current assets                    21,827          19,912
                                                 ------------    ------------
        Total current assets                        1,452,393         322,916
                                                 ------------    ------------

Property, plant and equipment, at cost:
   Uranium properties                              99,731,394      99,532,193
   Other property, plant and equipment                280,241         383,166
   Less-accumulated depreciation and depletion    (99,282,854)    (99,141,105)
                                                 ------------    ------------
        Net property, plant and equipment             728,781         774,254

Long-term investment:
     Certificate of deposit, restricted             2,133,823       2,858,895
Other assets                                            4,299           4,299
                                                 ------------    ------------
                                                 $  4,319,296    $  3,960,364
                                                 ============    ============



  The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 2001 AND DECEMBER 31, 2000 (NOTE 1)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                      June 30,      December 31,
                                                                    ------------    ------------
                                                                        2001            2000
                                                                    ------------    ------------
                                                                    (Unaudited)
Current liabilities:
   Accounts payable                                                 $     60,109    $    199,183
   Notes payable                                                              --              --
   Accrued interest payable                                                   --              --
   Current portion of long-term debt                                          --             581
   Current portion of restoration reserve                                 83,000          83,000
   Other accrued liabilities                                             158,070         201,281
                                                                    ------------    ------------
        Total current liabilities                                        301,179         484,045
                                                                    ------------    ------------

Other long-term liabilities and deferred credits                       4,313,049       5,010,631

Long-term debt, less current portion                                     585,000         585,000

Shareholders' equity:
        Common stock, $0.001 par value, shares authorized: 2001 -
        100,000,000 and 2000 - 35,000,000 shares issued and
        outstanding (net of treasury shares):
        2001 - 48,992,278 and 2000 - 22,740,366                           49,145          22,893

        Paid-in capital                                               50,299,223      48,240,477
        Retained earnings (accumulated deficit)                      (51,218,882)    (50,373,264)
        Less:  Treasury stock (152,500 shares), at cost                   (9,418)         (9,418)
                                                                    ------------    ------------
             Total shareholders' deficit                                (879,932)     (2,119,312)
                                                                    ------------    ------------
                                                                    $  4,319,296    $  3,960,364
                                                                    ============    ============



  The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (NOTE 1)
                                   (UNAUDITED)

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                          ----------------------------    ----------------------------
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
Revenues:
   Uranium sales -
        Produced uranium                                  $         --    $         --    $         --    $    121,954
        Purchased uranium                                           --              --              --         815,148
                                                          ------------    ------------    ------------    ------------
          Uranium sales                                              0               0               0         937,102

Other uranium revenues                                              --              --              --         144,793
                                                          ------------    ------------    ------------    ------------
               Total revenue                                         0               0               0       1,081,895

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                            --               0              --         799,850
        Royalties                                                   --               0              --          16,626
        Operating expenses                                       5,781         257,984          22,368         617,179
        Provision for restoration and reclamation costs             --             107              --          12,297
        Depreciation and depletion                               9,635          44,469          20,403         155,927
        Writedown of uranium properties                         82,938          80,798         199,434         274,723
                                                          ------------    ------------    ------------    ------------
          Total cost of uranium sales                           98,354         383,358         242,205       1,876,602
                                                          ------------    ------------    ------------    ------------

   Loss from operations
      before corporate expenses                                (98,354)       (383,358)       (242,205)       (794,707)

   Corporate expenses -
        General and administrative                             266,154         363,165         618,916         814,279
        Depreciation                                             4,595           5,989           8,898          11,556
                                                          ------------    ------------    ------------    ------------
          Total corporate expenses                             270,749         369,154         627,814         825,835
                                                          ------------    ------------    ------------    ------------
Loss from operations                                          (369,103)       (752,512)       (870,019)     (1,620,542)

Other income (expense):
        Interest expense, net of capitalized interest          (29,136)        (14,643)        (36,195)        (53,742)
        Interest and other income, net                          24,427         168,037          60,596         232,102
                                                          ------------    ------------    ------------    ------------
          Total other income                                    (4,709)        153,394          24,401         178,360
                                                          ------------    ------------    ------------    ------------
Loss before federal income taxes                              (373,812)       (599,118)       (845,618)     (1,442,182)

Federal income tax benefit:
   Current                                                          --              --              --              --
   Deferred                                                         --              --              --              --
                                                          ------------    ------------    ------------    ------------
Net loss                                                  $   (373,812)   $   (599,118)   $   (845,618)   $ (1,442,182)
                                                          ============    ============    ============    ============

Net loss per common share and
  common equivalent (basic and diluted)                   $      (0.01)   $      (0.04)   $      (0.02)   $      (0.10)
                                                          ============    ============    ============    ============

Weighted average common shares and common
   equivalent shares per share data
    Basic                                                   46,128,267      14,520,366      34,567,992      14,038,017
                                                          ============    ============    ============    ============
    Diluted                                                 46,128,267      14,520,366      34,567,992      14,038,017
                                                          ============    ============    ============    ============

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (NOTE 1)
                                   (UNAUDITED)

                                                                             June 30
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
Cash flows from operations:
   Net loss                                                        $   (845,618)   $ (1,442,182)
   Reconciliation of net income to cash provided by operations-
        Provision for restoration and reclamation costs                      --          12,297
        Depreciation and depletion                                       29,301         167,483
        Writedown of uranium properties                                 199,434         274,723
        Credit for deferred income taxes                                     --              --
        Decrease in restoration and reclamation accrual                (765,124)        (86,738)
        Other non-cash items, net                                        83,661          80,625
                                                                   ------------    ------------
Cash flow used in operations, before changes in
   operating working capital items                                   (1,298,346)       (993,792)
Effect of changes in operating working capital items-
   Decrease in receivables                                                9,998       1,074,907
   Decrease in inventories                                                1,829          47,688
   (Increase) decrease in prepaid and other current assets               (1,915)            911
   Increase (decrease) in payables and accrued liabilities             (182,285)        127,658
                                                                   ------------    ------------

Net cash provided by (used in) operations                            (1,470,719)        257,372
                                                                   ------------    ------------

Investing activities:
   Decrease in investments                                              725,072              --
   (Additions to) proceeds from  property, plant and equipment -
        Kingsville Dome                                                 (44,196)        113,445
        Rosita                                                          (35,646)        (36,315)
        Vasquez                                                         (51,041)        (38,756)
        Churchrock                                                      (20,839)        (65,633)
        Crownpoint                                                      (39,304)        355,096
        Other property                                                   (8,355)         (3,075)

                                                                   ------------    ------------
Net cash provided by investing activities                               525,691         324,762
                                                                   ------------    ------------

Financing activities:
   Payments and refinancings of principal                                  (581)       (578,971)
   Proceeds from borrowings                                             250,000              --
   Issuance of common stock and warrants, net                         1,834,998              --

                                                                   ------------    ------------
Net cash provided (used in) financing activities                      2,084,417        (578,971)
                                                                   ------------    ------------

Net increase in cash and cash equivalents                             1,139,389           3,163
Cash and cash equivalents, beginning of period                          212,523         493,567
                                                                   ------------    ------------

Cash and cash equivalents, end of period                           $  1,351,912    $    496,730
                                                                   ============    ============

  The accompanying notes to financial statements are an integral part of these consolidated statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 2000 Annual Report on Form 10-KA. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2001.

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

         In addition, in October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.2 million in additional funding. Approximately $1,527,000 has been released to the Company through June 30, 2001 to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the restoration agreement runs through the end of 2001.

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

EQUITY INFUSION

         In April 2001, the Company raised an additional $1,835,000 of equity by the issuance of 26,062,500 million shares of Common Stock at $0.08 per share to a group of private investors pursuant to a Common Stock Purchase Agreement. Included in the issuance was the conversion of the $250,000 loan entered into on January 30, 2001 with the holders of the demand notes. Under that Agreement the Company will file a Registration Statement with the Securities and Exchange Commission registering for resale the shares issued pursuant to the Stock Purchase Agreement and the shares issued and issuable upon the exercise of warrants issued in the August 2000 private placement.

STOCK OPTION GRANTS

         Employee Option Grant

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

         New Director Grant

         On June 19, 2001, the Company appointed a new member to the Company's Board of Directors. Mr. Rudolf J. Mueller was appointed as a Board Member and also as a member of the Company's Audit committee. In connection with his appointment Mr. Mueller was granted 20,000 options under the Company's Directors Stock Option Plan to purchase the Company's common stock at $0.22 per share, the fair market value of the common stock on the date of the grant. The options vest ratably over a four year period and may be exercised within ten years of the date of the grant.

         Directors Stock Option Grants

         In 1995, the Company granted options to certain directors of URI, to purchase 100,000 shares of the Company's common stock at an exercise price of $4.50 per share and 100,000 shares of the Company's common stock at an exercise price of $8.38 per share. All such options were immediately exercisable and were originally scheduled to expire in 1998. In 1997, the term of these options was revised for three years and the exercise price was increased by $0.25 per share. All of these options expired unexercised in May 2001.

         On June 19, 2001, the Company granted options to each of the three non-employee directors of URI, to purchase 100,000 shares of the Company's common stock at an exercise price of $0.22 per share, the fair market value of a share of common stock on the date of grant. Such options are immediately exercisable and may be exercised within ten years of the date of the grant.


CAPITALIZED INTEREST

         Interest capitalized in the six months ended June 30, 2001 and 2000 was $0 and $61,000, respectively. Total interest costs in these periods were $36,000 and $115,000, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Operating Cash Flows and Liquidity

         For the quarter ended June 30, 2001, the Company's cash and cash equivalents of $1,352,000 represented an increase of $979,000 for the quarter. This compares to a decrease of $349,000 for the second quarter of 2000. The Company's cash flow used in operations was $1,131,000 for the quarter ended June 30, 2001, in comparison to cash flow used in operations in the same period in 2000 of $427,000. The Company's net working capital at June 30, 2001 was $1,151,000.

Investing Cash Flows

         Restoration Funding

         In October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.2 million in additional funding. In the six months ended June 30, 2001 approximately $725,000 has been released to the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the restoration agreement runs through the end of 2001.

         South Texas Projects

         During the six months ending June 30, 2001, capitalized expenditures at the Company's South Texas locations totaled $131,000. Capital expenditures for the balance of 2001 for these properties is expected to be minimal. The Company expects to fund its 2001 activities at the Kingsville Dome, Rosita and Vasquez locations from existing cash and from cash to be received under the Restoration Agreement.

         New Mexico Projects

         Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $68,000 for the six months ending June 30, 2001. Capital expenditures for the remainder of 2001 for these properties is expected to be minimal. In March 2000, the Company received $440,000 in escrowed funds related to certain of the Company's Crownpoint Unit I properties.

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

ENVIRONMENTAL ASPECTS

         The Company utilizes ISL solution mining technology as its only mining method. Unlike conventional uranium mining companies, the Company's mining technology does not create "tailings". Nevertheless, the Company is highly regulated. Its primary environmental costs to date have been related to obtaining and complying with environmental mining permits and, once mining is completed, the reclamation and restoration of the surface areas and underground water quality to a condition consistent with applicable requirements. Accruals for the estimated future cost of such activities are made on a per-pound basis as part of production costs. See the Consolidated Statements of Operations for the applicable provisions for such future costs. See also Note 1 - "Restoration and Reclamation Costs" of Notes to Consolidated Financial Statements in the Company's Form 10-KA as of December 31, 2000.

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

Three and Six Months Ended June 30, 2001 and 2000

         The following is a summary of the key operational and financial statistics related to the Results of Operations:

                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                             -------------------   -------------------
                                               2001       2000       2001       2000
                                             --------   --------   --------   --------
                                               (In thousands, except per pound data)
Uranium sales revenue                        $     --   $     --   $     --   $    937

Other uranium revenues                             --         --         --        145

Total pounds delivered                             --         --         --         98

Average sales price/pound                         N/A        N/A        N/A   $   9.58

Pounds purchased                                   --         --         --         85

Average production cost of produced pounds        N/A        N/A        N/A        (a)

Average cost of purchased pounds                  N/A        N/A        N/A   $   9.41

Average cost of produced pounds sold              N/A        N/A        N/A        (a)

Average cost of purchased pounds sold             N/A        N/A        N/A   $   9.41

(a) The Company ceased uranium production operations in the first quarter of 1999 when its South Texas projects were placed on stand-by. Costs while on stand-by are expensed to operating expenses as they are incurred. A nominal amount of production has occurred while the projects have been on stand-by, the inventory resulting from such incidental production was valued at the spot market cost.

         The Company delivered 98,000 pounds of uranium in the first quarter of 2000, no deliveries were made in the second quarter of 2000 or in 2001. The Company does not have any remaining deliveries scheduled for the balance of 2001 or beyond.

Details of the cost of uranium sales were as follows:

                                                   Three Months Ended      Six Months Ended
                                                         June 30,              June 30,
                                                   -------------------   -------------------
                                                     2001       2000       2001       2000
                                                   --------   --------   --------   --------
                                                      (In thousands)        (In thousands)
Cost of purchased uranium                          $     --   $     --   $     --   $    800
Royalties                                                --         --         --         17
Operating expenses                                        5        258         22        617
Provision for restoration and reclamation costs          --         --         --         12
Depreciation and depletion of uranium properties         10         44         20        156
Writedown of uranium properties                          83         81        199        275
                                                   --------   --------   --------   --------
         Total cost of uranium sales               $     98   $    383   $    242   $  1,877
                                                   ========   ========   ========   ========

         Operating expenses in the first six months of 2001 consisted of stand-by costs in the Company's South Texas projects. Operating expenses in the first quarter of 2000 resulted from the sale of uranium inventory ($43,000) and restoration and stand-by related costs ($574,000).

         The provision for restoration and reclamation in the first six months ended June 30, 2001 was nil, compared to $12,000 for the same period in 2000.

         The depreciation and depletion provision in the six months ended June 30, 2001 was $20,000 compared to $156,000 in the first two quarters of 2000.

         The Company incurred royalties from production sold in the first two quarters of 2000 of $17,000. No royalty expense was incurred in 2001.

         Uranium purchases were made in the first quarter of 2000 at $9.41 per pound. No such purchases were made in 2001.

         Corporate expenses consisting of general and administrative ("G&A") expenses decreased to $627,000 in the first half of 2001 from $826,000 in the first quarter of 2000. The lower G&A costs in 2001 reflect the continued focus on reducing costs throughout all corporate levels and activities.

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



                                       URANIUM RESOURCES, INC.







Dated: August 13, 2001                 By: /s/ Paul K. Willmott
                                          ---------------------
                                          Paul K. Willmott
                                          Director, President and
                                          Chief Executive Officer









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

         10.20 Nonqualified Stock Option Agreement dated June 19, 2001, between the Company and Leland O. Erdahl.

         10.21 Nonqualified Stock Option Agreement dated June 19, 2001, between the Company and George R. Ireland.

         10.22 Nonqualified Stock Option Agreement dated June 19, 2001, between the Company and Rudolf J. Mueller.


         *Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange