Form 10QSB
period 2001-09-30
URANIUM RESOURCES INC /DE/
filed 2001-11-14
CIK 839470

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---     Exchange Act of 1934

             For the quarterly period ended September 30, 2001 or

  ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes_____  No   X
                                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Title of Each Class of Common Stock           Number of Shares Outstanding
  -----------------------------------           ----------------------------

    Common Stock, $0.001 par value          48,992,278 as of November 12, 2001

--------------------------------------------------------------------------------

                            URANIUM RESOURCES, INC.
                  2001 THIRD QUARTERLY REPORT ON FORM 10-QSB


                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements                                                          3

                    September 30, 2001 (Unaudited) and December 31, 2000                      3

                    Consolidated Statements of Operations -
                      Three and Nine months Ended September 30, 2001 and 2000 (Unaudited)     5

                    Consolidated Statements of Cash Flows -
                      Nine months Ended September 30, 2001 and 2000 (Unaudited)               6

                    Notes to Consolidated Financial Statements -
                      September 30, 2001 (Unaudited)                                          7

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        10

PART II -- OTHER INFORMATION

     Item 1.    Legal Proceedings                                                            13

     Item 2.    Changes in Securities and Use of Proceeds                                    13

     Item 3.    Defaults Upon Senior Securities                                              13

     Item 4.    Submission of Matters to a Vote of Security Holders                          13

     Item 5.    Other Information                                                            13

     Item 6.    Exhibits and Reports on Form 8-K.                                            13

SIGNATURES                                                                                   14

Index to Exhibits                                                                           E-1

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            URANIUM RESOURCES, INC.
                            -----------------------

                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (NOTE 1)
               -------------------------------------------------

                                    ASSETS

                                                 September 30,       December 31,
                                                 --------------    --------------
                                                      2001              2000
                                                 --------------    --------------
                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                     $    1,280,417    $      212,523
   Receivables, net                                      10,884            20,883
   Materials and supplies inventory                      67,775            69,598
   Prepaid and other current assets                      20,871            19,912
                                                 --------------    --------------
        Total current assets                          1,379,947           322,916
                                                 --------------    --------------

Property, plant and equipment, at cost:
   Uranium properties                                99,889,689        99,532,193
   Other property, plant and equipment                  280,436           383,166
   Less-accumulated depreciation and depletion      (99,452,459)      (99,141,105)
                                                 --------------    --------------
        Net property, plant and equipment               717,666           774,254

Long-term investment:
     Certificate of deposit, restricted               1,793,460         2,858,895
Other assets                                              4,299             4,299
                                                 --------------    --------------
                                                 $    3,895,372    $    3,960,364
                                                 ==============    ==============


     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.
                            -----------------------

                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (NOTE 1)
               -------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                 September 30,       December 31,
                                                                 --------------    --------------
                                                                      2001              2000
                                                                 --------------    --------------
                                                                  (Unaudited)
Current liabilities:
   Accounts payable                                              $       88,406    $      199,183
   Current portion of long-term debt                                         --               581
   Current portion of restoration reserve                                83,000            83,000
   Other accrued liabilities                                            529,661           201,281
                                                                 --------------    --------------
        Total current liabilities                                       701,067           484,045
                                                                 --------------    --------------

Other long-term liabilities and deferred credits                      3,939,941         5,010,631

Long-term debt, less current portion                                    585,000           585,000

Shareholders' equity:
        Common stock, $0.001 par value, shares authorized:
        2001 - 100,000,000 and 2000 - 35,000,000
        shares issued and outstanding (net of treasury shares):
        2001 - 48,992,278 and 2000 - 22,740,366                          49,145            22,893

        Paid-in capital                                              50,299,223        48,240,477
        Accumulated deficit                                         (51,669,586)      (50,373,264)
        Less: Treasury stock (152,500 shares), at cost                   (9,418)           (9,418)
                                                                 --------------    --------------
             Total shareholders' deficit                             (1,330,636)       (2,119,312)
                                                                 --------------    --------------
                                                                 $    3,895,372    $    3,960,364
                                                                 ==============    ==============


     The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.
                            -----------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (NOTE 1)
                                  (Unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                          ----------------------------    ----------------------------
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
Revenues:
   Uranium sales -
        Produced uranium                                  $         --    $         --    $         --    $    121,954
        Purchased uranium                                           --              --              --         815,148
                                                          ------------    ------------    ------------    ------------
          Uranium sales                                             --              --              --         937,102

Other uranium revenues                                              --              --              --         144,793
                                                          ------------    ------------    ------------    ------------
               Total revenue                                        --              --              --       1,081,895

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                            --              --              --         799,850
        Royalties                                                   --              --              --          16,626
        Operating expenses                                      19,746          32,877          42,114         650,056
        Provision for restoration and reclamation costs             --              --              --          12,297
        Depreciation and depletion                               8,393          24,985          28,796         180,912
        Writedown of uranium properties                        158,296         195,463         357,730         470,186
                                                          ------------    ------------    ------------    ------------
          Total cost of uranium sales                          186,435         253,325         428,640       2,129,927
                                                          ------------    ------------    ------------    ------------

   Loss from operations
      before corporate expenses                               (186,435)       (253,325)       (428,640)     (1,048,032)

   Corporate expenses -
        General and administrative                             281,917         343,682         900,833       1,157,961
        Depreciation                                             2,916           6,483          11,814          18,039
                                                          ------------    ------------    ------------    ------------
          Total corporate expenses                             284,833         350,165         912,647       1,176,000
                                                          ------------    ------------    ------------    ------------
Loss from operations                                          (471,268)       (603,490)     (1,341,287)     (2,224,032)

Other income (expense):
        Interest expense, net of capitalized interest           (2,064)        (32,510)        (38,259)        (86,252)
        Interest and other income, net                          22,628          55,499          83,224         287,601
                                                          ------------    ------------    ------------    ------------
          Total other income                                    20,564          22,989          44,965         201,349
                                                          ------------    ------------    ------------    ------------
Loss before federal income taxes                              (450,704)       (580,501)     (1,296,322)     (2,022,683)

Federal income tax benefit:
   Current                                                          --              --              --              --
   Deferred                                                         --              --              --              --
                                                          ------------    ------------    ------------    ------------
Net loss                                                  $   (450,704)   $   (580,501)   $ (1,296,322)   $ (2,022,683)
                                                          ============    ============    ============    ============

Net loss per common share and
  common equivalent (basic and diluted)                   $      (0.01)   $      (0.03)   $      (0.03)   $      (0.13)
                                                          ============    ============    ============    ============

Weighted average common shares and common
   equivalent shares per share data
    Basic                                                   48,992,278      18,451,670      39,428,923      15,519,974
                                                          ============    ============    ============    ============
    Diluted                                                 48,992,278      18,451,670      39,428,923      15,519,974
                                                          ============    ============    ============    ============


    The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.
                            -----------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (NOTE 1)
                                  (Unaudited)

                                                                               September 30
                                                                   ----------------------------------
                                                                         2001               2000
                                                                   ---------------    ---------------
Cash flows from operations:
   Net loss                                                        $    (1,296,322)   $    (2,022,683)
   Reconciliation of net loss to cash provided by operations-
        Provision for restoration and reclamation costs                         --             12,297
        Depreciation and depletion                                          40,610            198,951
        Writedown of uranium properties                                    357,730            470,186
        Decrease in restoration and reclamation accrual                 (1,174,502)          (412,031)
        Other non-cash items, net                                          119,931            178,552
                                                                   ---------------    ---------------
Cash flow used in operations, before changes in
   operating working capital items                                      (1,952,553)        (1,574,728)
Effect of changes in operating working capital items-
   Decrease in receivables                                                   9,999          1,134,088
   Decrease in inventories                                                   1,823             48,064
   Increase in prepaid and other current assets                               (959)            (1,614)
   Increase (decrease) in payables and accrued liabilities                 217,603            (89,916)
                                                                   ---------------    ---------------

Net cash used in operations                                             (1,724,087)          (484,106)
                                                                   ---------------    ---------------

Investing activities:
   Decrease in investments                                               1,065,435            259,130
   (Additions to) proceeds from  property, plant and equipment -
        Kingsville Dome                                                    (92,769)            69,573
        Rosita                                                             (45,744)          (111,290)
        Vasquez                                                            (65,141)           (40,043)
        Churchrock                                                         (33,353)           (92,782)
        Crownpoint                                                        (100,711)           265,279
        Other property                                                     (20,153)           (17,015)
                                                                   ---------------    ---------------
Net cash provided by investing activities                                  707,564            332,852
                                                                   ---------------    ---------------

Financing activities:
   Payments and refinancings of principal                                     (581)          (579,875)
   Proceeds from borrowings                                                250,000                 --
   Issuance of common stock and warrants, net                            1,834,998            750,000
                                                                   ---------------    ---------------
Net cash provided by financing activities                                2,084,417            170,125
                                                                   ---------------    ---------------
Net increase in cash and cash equivalents                                1,067,894             18,871
Cash and cash equivalents, beginning of period                             212,523            493,567
                                                                   ---------------    ---------------

Cash and cash equivalents, end of period                           $     1,280,417    $       512,438
                                                                   ===============    ===============


The accompanying notes to financial statements are an integral part of these consolidated statements.

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 2000 Annual Report on Form 10-KA. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2001.

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

     In addition, in October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.2 million in additional funding. All of the $2.2 million available under the agreement has been released to the Company through September 30, 2001 to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the restoration agreement runs through the end of 2001. The Company is currently negotiating an extension of the agreement which would provide the Company access to approximately $1.4 million in funding to perform restoration activities in 2002. The Company cannot guarantee that it will be able to extend such agreement beyond 2001, or that any extension of the agreement that is negotiated will contain the same terms and conditions.

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

Market for Common Stock

     Effective March 24, 1999, the Company's Common Stock began being quoted on the OTC Bulletin Board. On November 14, 2000 the Company became ineligible for trading on the OTC Bulletin Board from the filing of its Annual Report on Form 10-K for 1999 with unaudited financial statements. The Company's common stock began trading on the Pink Sheets on November 14, 2000. On August 22, 2001 the Company met the compliance requirements of the OTC Bulletin Board and became eligible for quotation on the OTC Bulletin Board.

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

Short Term Debt

     On January 31, 2001 the Company obtained a $250,000 loan by issuing demand notes to private investors. Principal on the notes was due upon demand by the noteholders, and interest was due and payable on the first day of every May, August, November and February at the rate of 11% per annum. Holders of the notes had the right, but not the obligation, to purchase Common Stock or other equity securities offered by the Company in any subsequent private placements by paying for such purchase by forgiving unpaid interest and/or principal due and unpaid on the notes at $0.08 per share. The $250,000 in principal under the demand notes was converted on April 11, 2001 into 3,125,000 shares of common stock of the Company in connection with an equity transaction which raised $1.835 million. Interest on the demand notes of approximately $5,400 was paid in cash at the closing of the equity transaction.

Equity Infusion

     In April 2001, the Company raised $1,835,000 of equity by the issuance of 26,062,500 million shares of Common Stock at $0.08 per share to a group of private investors pursuant to a Common Stock Purchase Agreement. Included in the issuance was the conversion of the $250,000 loan entered into on January 30, 2001 with the holders of the demand notes. Under that Agreement the Company has filed a Registration Statement with the Securities and Exchange Commission registering for resale the shares issued pursuant to the Stock Purchase Agreement and the shares issued and issuable upon the exercise of warrants issued in the August 2000 private placement.

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


Capitalized Interest

     Interest capitalized in the nine months ended September 30, 2001 and 2000 was $0 and $61,000, respectively. Total interest costs in these periods were $38,000 and $147,000, respectively.

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

     In October 2000, the Company signed an agreement with Texas regulatory authorities and the Company's bonding company (the "Restoration Agreement") that provided the Company access to up to $2.2 million of Company funds pledged to secure the Company's restoration bonds. The funds are being used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas.

     On January 31, 2001 the Company obtained a $250,000 loan by issuing demand notes to private investors. The $250,000 in principal under the demand notes was converted on April 11, 2001 into 3,125,000 shares of common stock of the Company in connection with an equity transaction.

     In April 2001, the Company raised $1,835,000 of equity by the issuance of 26,062,500 million shares of Common Stock at $0.08 per share to a group of private investors pursuant to a Common Stock Purchase Agreement. Included in the issuance was the conversion of the $250,000 loan entered into on January 30, 2001 with the holders of the demand notes.

     Assuming that the Company is able to continue funding its restoration of the Kingsville Dome and Rosita mine sites through extensions to the Restoration Agreement, the Company estimates it will have the funds to remain operating into approximately mid 2002. Additional funds will be required for the Company to continue operating after that date. The Company's current agreement with the Texas regulatory authorities and its bonding company extends through 2001. The Company cannot guarantee that it will be able to extend such agreement beyond 2001, or that any extension of the agreement that is negotiated will contain the same terms and conditions as the current agreement.

     The Company would require additional capital resources to fund the development of its undeveloped properties. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which would enable the Company to operate profitably.

Capital Resources and Liquidity

Operating Cash Flows and Liquidity

     For the quarter ended September 30, 2001, the Company's cash and cash equivalents of $1,280,000 represented a decrease of $71,000 for the quarter. This compares to an increase of $16,000 for the third quarter of 2000. The Company's cash flow used in operations was $253,000 for the quarter ended September 30, 2001 and related primarily to restoration activities at the Company's South Texas locations. Cash flow used in operations in the same period in 2000 of $741,000. The Company's net working capital at September 30, 2001 was $678,000.

Investing Cash Flows

     Restoration Funding

     In October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.244 million in funding. In 2000, the Company received $821,000 under the agreement and in the nine months ended September 30, 2001 the remaining $1.423 million was released to the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The term of the restoration agreement runs through the end of 2001.

     South Texas Projects

     During the nine months ending September 30, 2001, capitalized expenditures for land holding costs at the Company's South Texas locations totaled $204,000. Capital expenditures for the balance of 2001 for these properties is expected to be minimal. The Company expects to fund its 2001 activities at the Kingsville Dome, Rosita and Vasquez locations from existing cash and from cash to be received under the Restoration Agreement.

     New Mexico Projects

     Capital expenditures at the Company's Churchrock and Crownpoint projects for permitting and land holding costs totaled approximately $154,000 for the nine months ending September 30, 2001. Capital expenditures for the remainder of 2001 for these properties is expected to be minimal. In March 2000, the Company received $440,000 in escrowed funds related to certain of the Company's Crownpoint Unit I properties.

Financing Cash Flows

     On January 31, 2001 the Company obtained a $250,000 loan by issuing demand notes to private investors. The $250,000 in principal under the demand notes was converted on April 11, 2001 into 3,125,000 shares of common stock of the Company in connection with an equity transaction.

     In April 2001, the Company raised $1,835,000 of equity by the issuance of 26,062,500 million shares of Common Stock at $0.08 per share to a group of private investors pursuant to a Common Stock Purchase Agreement. Included in the issuance was the conversion of the $250,000 loan entered into on January 30, 2001 with the holders of the demand notes.

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

Three and Nine months Ended September 30, 2001 and 2000

     In the first quarter of 2000 the Company had revenues of $937,102 resulting from the sale of 13,000 pounds of produced uranium and 85,000 pounds of uranium purchased at $9.41 per pound. The Company has neither purchased nor sold any uranium since then and has no sales scheduled for the remainder of the year or beyond and also does not have any remaining inventory of uranium.

     Our cost of uranium sales in first nine months of 2001 was $429,000 compared to $2,130,000 in 2000. The largest single cost reduction came from the lack of uranium sales in the current year and the corresponding decrease in the cost of purchased uranium. Purchased uranium costs in the first quarter of 2000 totaled $799,850 and were zero in the same period of 2001. The cost of the produced uranium sold in 2000 totaled $112,900 and was made up of operating expenses of $42,111 depreciation and depletion cost of $58,782 and restoration charges of $12,007.

     The other significant cost reduction in the first nine months of 2001 compared to 2000 was the change in the Company's activities from a stand-by mode to full scale restoration in the third quarter of 2000. With the restoration agreement reached covering the 18 month period beginning July 1, 2000, virtually all activities occurring after that date in South Texas were directly related to the restoration process. As a result such costs incurred after July 1, 2000 were recorded as a reduction of the Company's restoration liability rather than
an ongoing operations cost.   Costs prior to that date were determined to be
holding costs from the uranium facilities being held on stand-by. Stand-by costs recorded in the first nine months of 2000 totaled $730,000 ($608,00 to operations and $122,000 in depreciation) compared to $71,000 ($42,000 in operating costs and $29,000 in depreciation) for the same period in 2001.

     The Company incurred $358,000 in writedowns of its uranium properties in the nine months ended September 30, 2001 compared to $470,000 in the same period of 2000. The Company capitalizes expenditures related to non-restoration costs incurred to maintain and hold its properties and performs realizability tests each quarter to determine if their recorded values require adjustment. While uranium prices are below the costs projected to be needed to produce these properties, the costs capitalized during the quarter are written down to their net realizable value.

     The provision for restoration and reclamation in the first nine months ended September 30, 2001 was nil, compared to $12,000 for the same period in 2000.

     General and administrative expenses decreased to $913,000 in the nine months of 2001 from $1,176,000 in the nine months of 2000, reflecting the continued focus on reducing costs.

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



                                 URANIUM RESOURCES, INC.



Dated: November 13, 2001         By: /s/ Paul K. Willmott
                                    -----------------------------
                                    Paul K. Willmott
                                    Director, President and
                                    Chief Executive Officer



Dated: November 13, 2001         By: /s/ Thomas H. Ehrlich
                                    -----------------------------
                                    Thomas H. Ehrlich
                                    Vice President - Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                             Description
Number

   3.1** Restated Certificate of Incorporation of the Company, as amended (filed with the Company's Annual Report on Form 10-K dated March 27, 1997).

 3.1.1* Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company's Quarterly Report on Form 10-Q dated August 12, 1999).

 3.1.2* Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001).

   3.2* Restated Bylaws of the Company (filed with the Company's Form S-3 Registration No. 333-17875 on December 16, 1996).

   4.1* Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company's Annual Report on Form 10-KA dated July 26,
             2001).

  10.1* Amended and Restated Directors Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00349 on January 22, 1996).

  10.2* Amended and Restated Employee's Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00403 on January 22, 1996).

  10.3       Amended and restated 1995 Stock Incentive Plan.

  10.4* Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and Leland O. Erdahl (filed with the Company's 10-QSB dated August 13, 2001).

  10.5* Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and George R. Ireland (filed with the Company's 10-QSB dated August 13, 2001).

             Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and Rudolf J. Mueller (filed with the Company's 10-QSB dated August 13, 2001).

  10.6* Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).

  10.9* License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company's Annual Report on Form 10-K dated March 27,
             1997).

  10.12* Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company's Annual Report on Form 10-K dated March 27, 1998).

  10.13** Compensation Agreement dated June 2, 1997 between the Company and Richard

___________________

* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.

Exhibit                             Description
Number

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

  10.16* Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated March 31, 1999).

  10.18* Kingsville Dome and Rosita Mines Agreement dated October 11, 2000 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001).

  16* Letter on change in certifying accountant (filed with the Company's Current Report on Form 8-K dated February 21, 2001).

___________________

* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.