Form 10-K
period 2001-12-31
URANIUM RESOURCES INC /DE/
filed 2002-03-29
CIK 839470

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
          -

Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Issuers revenues for the year ended December 31, 2001 was $0.00

The aggregate market value of the Common Stock of the Issuer held by non-affiliates at March 20, 2002 was approximately $4,947,000.

Number of shares of Common Stock outstanding as of March 20, 2002: 48,992,278 shares.

                      Documents Incorporated by Reference:

                                      None

================================================================================

                             URANIUM RESOURCES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I ...........................................................................................  1

  Item 1. Description of Business ................................................................  1
     OVERVIEW OF THE URANIUM INDUSTRY ............................................................  1
     OUR BUSINESS ................................................................................  3
       The Company ...............................................................................  3
       The In Situ Leach Mining Process ..........................................................  3
       Environmental Considerations and Permitting ...............................................  4
       Reclamation and Restoration Costs and Bonding Requirements ................................  5
       Water Rights ..............................................................................  6
       Mineralized Uranium Materials .............................................................  6
       Marketing Strategy/Uranium Sales Contracts ................................................  6
       Competition ...............................................................................  6

  Item 2. Description of Properties ..............................................................  7
       South Texas ...............................................................................  7
       New Mexico Properties .....................................................................  8
       Insurance .................................................................................  9
       Reclaimed Properties ......................................................................  9

  Item 3. Legal Proceedings ...................................................................... 10
       New Mexico Radioactive Material License.................................................... 10
       New Mexico UIC Permit...................................................................... 10
       Kingsville Dome Production Area 3 ......................................................... 11
       Vasquez Litigation ........................................................................ 11
       Texas Department of Health Bonding Issues ................................................. 11
       Other ..................................................................................... 11

  Item 4. Submission of Matters to a Vote of Security Holders .................................... 11

PART II .......................................................................................... 19

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .................. 19
       Recent Sales of Unregistered Securities ................................................... 19
       Dividends ................................................................................. 20

  Item 6. Management's Discussion and Analysis or Plan of Operation .............................. 20
       Impact of Uranium Price Declines .......................................................... 20
       Capital Resources and Liquidity ........................................................... 20
       Comparison of Results of Operations ....................................................... 21

  Item 7. Financial Statements ................................................................... 22

  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ... 22

PART III ......................................................................................... 23

  Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section
  16(a) of the Exchange Act ...................................................................... 23
       Directors ................................................................................. 23
       Arrangements Regarding Election of Directors .............................................. 24
       Other Executive Officers .................................................................. 24
       Section 16(a) Beneficial Ownership Reporting Compliance ................................... 25

  Item 10. Executive Compensation ................................................................ 27
       Supplemental Health Care Plan ............................................................. 28
       401(k) Profit Sharing Plan ................................................................ 28
       Employees' Stock Option Plans ............................................................. 28

       Deferred Compensation Plans ............................................................... 28
       Option Grants in Last Fiscal Year ......................................................... 29
       Name ...................................................................................... 29
       Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values ... 30
       Director Compensation ..................................................................... 31
       Compensation Committee Interlocks and Insider Participation ............................... 31
       Compensation Agreements with Key Executives ............................................... 31

  Item 11. Security Ownership of Certain Beneficial Owners and Management ........................ 32
       Principal Stockholders .................................................................... 32
       Directors and Executive Officers .......................................................... 33

  Item 12. Certain Relationships and Related Transactions ........................................ 34

  Item 13. Exhibits and Reports on Form 8-K ...................................................... 35
       SIGNATURES ................................................................................ 36

                             URANIUM RESOURCES, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                          ----------------------------
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                   -------------------------------------------

                                     PART I

     The "Company" or "Registrant" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements." These statements include, without limitation, statements relating to management's expectations regarding the Company's mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statements" beginning on page 12.

     Certain terms used in this Form 10-KSB are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

Item 1. Description of Business

                        OVERVIEW OF THE URANIUM INDUSTRY

     The only significant commercial use for uranium is as fuel for nuclear power plants for the generation of electricity. During 2000, 435 nuclear power plants were operating in the world and consumed an estimated 166 million pounds of uranium. World wide production of uranium was only about 91 million pounds. In the United States there are 103 nuclear power plants that consume about 50 million pounds of uranium per year and produce about 22% of the electricity used.

     Based on reports by the Ux Consulting Company, LLC ("Ux") and the Uranium Institute ("UI"), since the early 1990s, worldwide uranium production has satisfied only 50% to 55% of worldwide demand, and this ratio has also been true in the Western world. Ux reports that the gap has been filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium (HEU) inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. In the period 2002-2010 Ux projects western production to be sufficient to cover only 55% of western demand.

     Ux reports that secondary sources combined with uranium production from existing uranium mines will not be sufficient to meet the world's requirements. New production will be needed. Ux projects that the industry will need uranium prices significantly higher than current prices to stimulate the capital investment needed to support such new production.

     Spot price is the price at which uranium may be purchased for delivery within one year. Spot prices have been more volatile historically than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, declining to $7.25 per pound in October 1991, increasing to $16.50 per pound in May 1996 and again declining to $7.10 at December 31, 2000. Since year-end 2000 the spot price has increased to $9.60 at December 31, 2001. The spot price at March 18, 2002 was $9.90.

The following graph shows spot prices per pound from 1980 to March 18, 2002, as reported by Trade Tech.

                 Average Annual Spot Price per Pound of Uranium



                                    [GRAPH]










___________________
All prices beginning in 1993 represent U\\3\\O\\8\\ deliveries available to U.S. utilities.

                                  OUR BUSINESS

The Company

     We were organized in 1977 to mine uranium in the United States using the in situ leach mining process, a process in which groundwater fortified with oxidizing agents is pumped into the ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to a dried form of uranium that is shipped to conversion facilities for sale to our customers. This process is generally more cost effective and environmentally benign than conventional mining techniques.

     Since 1988 we have produced about 6.1 million pounds of uranium from two mines in South Texas. Our Kingsville Dome mine produced about 3.5 million pounds and the Rosita mine produced about 2.6 million pounds. Additional mineralized uranium materials exist at Kingsville Dome, but additional capital investment will be required in order to mine this property. The Rosita property is essentially at the end of its productive capacity, although some minor mineralized uranium materials remain that may be produced.

     We stopped producing uranium in July 1999 because we were unable to sell uranium at a profit. As of December 31, 2001 the spot price was $9.60. We must be able to sell uranium for at least $12 per pound to achieve a profit.

     In 1998, 1999 and 2000 we wrote down the carrying value of our properties. The 1998 writedown was about $18,000,000 ($12.3 million for Kingsville Dome and $5.6 million for Rosita) and was a non-cash charge to earnings in the third quarter of 1998. In 1999 the writedown resulted in a pre-tax charge to earnings of about $38.4 million. In 2000 the writedown resulted in a pre-tax charge to earnings of about $1.4 million. After these write-downs, our uranium properties had a net book value of about $$774,000 at December 31, 2000 compared to $61.4 million at December 31, 1997.

     In addition to the Kingsville Dome property, we have another property in South Texas - the Vasquez property, and properties in New Mexico. Commencement of production at any of these properties will be dependent on an increase in uranium prices to profitable levels, the availability of sales contracts and the availability of capital.

     As of December 31, 2001 we had 19 employees, including one geologist, four engineers and two certified public accountants. We have field offices at Kingsville Dome, Rosita and Crownpoint.

The In Situ Leach Mining Process

     The in situ leach mining process is a form of solution mining. It differs dramatically from conventional mining techniques. The in situ leach technique avoids the movement and milling of significant quantities of rock and ore as well as mill tailing waste associated with more traditional mining methods. It is generally more cost-effective and environmentally benign than conventional mining. Historically, the majority of United States uranium production resulted from either open pit surface mines or underground shaft operations.

     The in situ leach process was first tested for the production of uranium in the mid-1960s and was first applied to a commercial-scale project in 1975 in South Texas. It was well established in South Texas by the late 1970's where it was employed in about twenty commercial projects, including two operated by us.

     In the in situ leach process, groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface. The fluid-bearing uranium is then circulated to an ion exchange column on the surface where uranium is extracted from the fluid onto resin beads. The fluid is then reinjected into the ore body. When the ion exchange column's resin beads are loaded with uranium they are removed and flushed with a salt-water solution, which precipitates the uranium from the beads. This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium powder.

     We have historically used a central plant for the ion exchange. In order to increase operating efficiency and reduce future capital expenditures, we began the design and development of wellfield-specific remote ion exchange methodology. Instead of piping the solutions over large distances through large diameter pipe lines and mixing the waters of several wellfields together, each wellfield will be mined using a dedicated satellite ion exchange facility. This will allow ion exchange to take place at wellfield instead of at the central plant. A wellfield consists of a series of injection wells, production (extraction) wells and monitoring wells drilled in specified patterns. Wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. The satellite facilities allow mining of each wellfield using its own native groundwater. This eliminates problems associated with progressive buildup of dissolved solids in the groundwater, thereby enhancing mining efficiencies and uranium recoveries.

Environmental Considerations and Permitting

     Uranium mining is regulated by the federal government, states and, where conducted in Indian Country, by Indian tribes. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from federal and state agencies before the commencement of mining activities.

     Radioactive Material License. Before commencing operations in both Texas and New Mexico, we must obtain a radioactive material license. Under the federal Atomic Energy Act the United States Nuclear Regulatory Commission has primary jurisdiction over the issuance of a radioactive material license. However, the Atomic Energy Act also allows for states with regulatory programs deemed satisfactory by the Commission to take primary responsibility for issuing the radioactive material license. The Commission has ceded jurisdiction for such licenses to Texas but not to New Mexico.

     The Texas Department of Health is the permitting agency for the radioactive materials license. For operations in New Mexico, radioactive material licensing is handled directly by the United States Nuclear Regulatory Commission.

     See "PROPERTIES" and "LEGAL PROCEEDINGS" for the status of our radioactive materials license for New Mexico and our Texas properties.

     Underground Injection Control Permits("UIC"). The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This act is administered by the United States Environmental Protection Agency (the "USEPA"). However, to avoid the burden of dual federal and state (or Indian tribal) regulation, the Safe Drinking Water Act allows for the UIC permits issued by states (and Indian tribes determined eligible for treatment as states) to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First the state's program must have been granted primary enforcement responsibility or primacy. Second, the USEPA must have granted, upon request by the state, an aquifer exemption. The USEPA may delay or decline to process the state's application if the USEPA questions the state's jurisdiction over the mine site.

     Texas has been granted primacy for its UIC programs, and the Texas Natural Resource Conservation Commission administers UIC permits. The Texas Natural Resource Conservation Commission also regulates air quality and surface deposition or discharge of treated wastewater associated with the in situ leach mining process.

     New Mexico has also been granted primacy for its program. The Navajo Nation has been determined eligible for treatment as a state, but it has not requested the grant of primacy from the USEPA.

Until the Navajo Nation has been granted primacy, in situ leach uranium mining activities within Navajo Nation jurisdiction will require UIC permit from the USEPA. Despite some procedural differences, the substantive requirements of the Texas, New Mexico and USEPA underground injection control programs are very similar.

     Properties located in Indian Country and where status as Indian Country is in dispute remain subject to the jurisdiction of the USEPA. Some of our properties are located in areas that are Indian Country. In others, the status is in dispute. For these properties we are a bystander in a dispute between New Mexico regulators and the USEPA.

     See "PROPERTIES" AND "LEGAL PROCEEDINGS" for a description of the status of our UIC permits in Texas and New Mexico.

     Other. In addition to radioactive materials licenses and underground injection control permit, we are also required to obtain from governmental authorities a number of other permits or exemptions, such as for waste water discharge, land application of treated waste water, and for air emissions.

     The current environmental regulatory program for the in situ leach industry is well established. Many in situ leach mines have gone full cycle without any significant environmental impact. However, the public anti-nuclear lobby can make environmental permitting difficult and timing less than predictable.

     In order for a licensee to receive final release from further radioactive materials license obligations after all of its mining and post-mining clean-up have been completed, approval must be issued by the Texas Department of Health along with concurrence from the United States Nuclear Regulatory Commission.

     In addition to the costs and responsibilities associated with obtaining and maintaining permits and the regulation of production activities, we are subject to environmental laws and regulations applicable to the ownership and operation of real property in general, including but not limited to the potential responsibility for the activities of prior owners and operators.

Reclamation and Restoration Costs and Bonding Requirements

     At the conclusion of mining, a mine site is decommissioned and decontaminated, and each wellfield is restored and reclaimed. Restoration involves returning the aquifer to its pre-mining use and removing evidence of surface disturbance. Restoration can be accomplished by flushing the ore zone with native ground water or using reverse osmosis to remove ions, minerals and salts to provide clean water for reinjection to flush the ore zone. Decommissioning and decontamination entails dismantling and removing the structures, equipment and materials used at the site during the mining and restoration activities.

     Our surety bond requirement at December 31, 2001 was about $4.2 million and related to our operations at Kingsville Dome and Rosita. We have posted surety bonds in that amount from the United States Fidelity and Guaranty Company and have deposited as collateral for such bonds cash of about $1.4 million at December 31, 2001. We are obligated to fund the cash collateral account with an additional $0.50 for each pound of uranium produced until the account accumulates an additional $1.0 million. We estimate that our actual reclamation liabilities at December 31, 2001 are about $4.7 million, which has been charged to earnings. These financial surety obligations are reviewed and revised periodically by the Texas regulators. Before we can commence operations we must post an additional $3.5 million in bonds for such costs with the state of Texas, and we have no commitment from our bonding company to post such a bond without 100% cash collateral. See "LEGAL PROCEEDINGS."

     We are performing ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome. In October 2000 we signed an agreement with the State of Texas and our bonding company that provided us access to $2.2 million pledged to secure restoration bonds (the "Restoration Agreement"). A second Restoration Agreement was entered into in January 2002 covering January through

April 2002. This agreement provides us access to approximately $600,000 during this four-month period to continue to conduct restoration activities. For each dollar released from the cash collateral account, the surety bonds are reduced by one dollar.

     We expect to post a surety bond of about $1.3 million prior to receiving the permits for the mining of the Vasquez project and that all or a major portion will need to be collateralized by cash.

     In New Mexico, surety bonding will be required before commencement of mining. The amount of the surety bond will be subject to annual review and revision by the United States Nuclear Regulatory Commission and the State of New Mexico or the USEPA.

Water Rights

     Water is essential to the in situ leach process. It is readily available in South Texas. In Texas water is subject to capture, and we do not have to acquire water rights through a state administrative process. In New Mexico water rights are administered through the New Mexico State Engineer and can be subject to Indian tribal jurisdictional claims. New water rights or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where our properties are located, must be obtained by permit from the State Engineer. Applications may be approved subject to conditions that govern exercise of the water rights.

     Jurisdiction over water rights becomes an issue in New Mexico when an Indian nation, such as the Navajo Nation, objects to the State Engineer's authority and claims tribal jurisdiction over Indian Country. This issue may result in litigation between the Indian nation and the state, which may delay action on water right applications, and can require applications to the appropriate Indian nation and continuing jurisdiction by the Indian nation over use of the water. The foregoing issues arise to a greater or lesser extent in connection with our New Mexico properties.

     In New Mexico, we hold approved water rights to provide sufficient water to conduct mining at the Churchrock project for the projected life of the mine. We also hold certain unprotested senior water rights applications that, when approved, would provide sufficient water for the projected life of the Crownpoint project. The water rights for the Crownpoint project are in the review process by the New Mexico State Engineer Offices. We cannot estimate the timing of the completion of such review but do expect a favorable result once the review is completed.

Mineralized Uranium Materials

     We have previously reported the proven and probable reserve base for each of our projects in Texas and New Mexico assuming that each of these projects would be placed into production at a future date. Because the price of uranium remains unprofitable, in December 1999 we reclassified our significant uranium holdings from reserves to mineralized uranium materials consistent with the Securities and Exchange Commission definitions. See "Glossary."

Marketing Strategy/Uranium Sales Contracts

     Long-term contracts have historically been our primary source of revenue. There were no uranium sales in 2001 and in 2000 we had sales to one customer that amounted to more than 10% of total sales.

     Currently, we have no scheduled uranium deliveries under contract for 2002 or beyond.

Competition

     We market uranium to utilities in direct competition with supplies available from various sources worldwide. The Company competes primarily based on price.

Item 2. Description of Properties

South Texas

     Kingsville Dome

     The Property. The Kingsville Dome property consists of mineral leases from private landowners on about 3,000 gross and net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25%. The leases have expiration dates ranging from 2000 to 2007. With a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30.

     Production History. Initial production commenced in May 1988. Since then we have produced a total of 3.5 million pounds. Production was stopped July 1999 because of depressed uranium prices.

     Further Development Potential. Further exploration and development activities are not currently planned and are not anticipated until uranium prices increase. We believe that there is a significant quantity of uranium remaining at Kingsville Dome that could be mined if prices were favorable and sufficient funding for delineation and development were available. We spent about $100,000 in capital expenditures in 2001. Significant expenditures are not expected in 2002.

     Permitting Status. Texas has been granted primacy for its UIC programs, and the Texas Natural Resource Conservation Commission administers UIC permits. The Texas Natural Resource Conservation Commission also regulates air quality and surface deposition or discharge of treated wastewater associated with the in situ leach mining process. A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, minor amendments to the license and permit are required. Our Production Area Authorization #3 is being reviewed by the TNRCC. See "LEGAL PROCEEDINGS." The term of the license and underground injection control permit is open-ended.

     Restoration and Reclamation. We spent about $415,000 in restoration costs at Kingsville Dome in 2000 and $930,000 in 2001 that was funded under the Restoration Agreement. See "OUR BUSINESS - Reclamation and Restoration Costs and Bonding Requirements" for a discussion of the Restoration Agreement.

     Rosita

     The Property. The Rosita property consists of mineral leases on about 3,000 gross and net acres located in northeastern Duval County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25%. All of the leases have are beyond their expiration dates and, with a few minor exceptions, all contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

     Production History. From 1990 through July 1999 we produced 2.7 million pounds. Because of depressed uranium prices Rosita was shut-in and placed on stand-by in July 1999.

     Further Development Potential. We spent about $56,000 in capital expenditures in 2001. Significant expenditures are not expected in 2002.

     Permitting Status. Texas has been granted primacy for its UIC programs, and the Texas Natural Resource Conservation Commission administers UIC permits. The Texas Natural Resource Conservation Commission also regulates air quality and surface deposition or discharge of treated wastewater associated with the in situ leach mining process. We have the radioactive materials license and underground injection control permit for this property. Some minor amendments for further production within the permit area will be required if development proceeds. The term of the license and UIC permit is effectively open-ended.

     Restoration and Reclamation. We spent about $410,000 on restoration costs in 2000 and $730,000 in 2001 that was funded under the Restoration Agreement. See "OUR BUSINESS - Reclamation and Restoration Costs and Bonding Requirements" for a discussion of the Restoration Agreement.

     Vasquez

     The Property. The property consists of four mineral leases on 842 gross and net acres located in southwestern Duval County, Texas. The lease term expired in February 2000. We tendered payment under the shut-in royalty clause in 2000 and 2001. The lessor returned the shut-in royalty payments for 2000 and 2001 without disclosing their reasons for rejecting the payment. We believe that we continue to hold our rights to the property under either the shut-in royalty or the continuing development clauses of the leases. The leases provide for a 6.25% royalty based on uranium sales. We have commenced an action in District Court in Duval County to declare that our leases remain in effect. See "LEGAL PROCEEDINGS."

     Development Plan. The timing of production will be dependent on a number of factors, including raising additional capital of about $3.0 million for construction, development and financial surety needs.

     Permitting Status. All of the required permits for this property have been received from the Texas Natural Resource Conservation Commission and the Texas Department of Health.

New Mexico Properties

     General. We have various interests in properties located in New Mexico. We have patented and unpatented mining claims, mineral leases and some surface leases from private parties, the Navajo Nation and Navajo allottees.

     Churchrock

     The Property. The Churchrock project encompasses about 2,200 gross and net acres. The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. We own the mineral estate in fee for both Sections 17 and the Mancos properties. The surface estate on Section 17 is owned by the United States Government and held in trust for the Navajo Nation. We own patented and unpatented mining claims on Section 8.

     Development Plan. We anticipate that Churchrock will be the first of our New Mexico properties we will develop. We spent about $62,000 in 2001 for permitting activities and land holding costs. We do not anticipate significant spending in 2002.

     Water Rights. The State Engineer approved our water rights application in October 1999 and granted us sufficient water rights for the life of Churchrock.

     Permitting Status. We have the radioactive material license for Section 8. This license is subject to the continuing proceedings described under "LEGAL PROCEEDINGS." With respect to the UIC permits, see "LEGAL PROCEEDINGS." We do not plan to pursue permits for Mancos at this time.

     Crownpoint

     The Property. The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 1,578 gross and net acres, as follows:

          (a) 162 gross and net acres on Section 24. We own 100% of the mineral estate on this acreage pursuant to a combination of a 40% fee interest, a mineral lease on the other 60% of the unpatented mining claims. This acreage is subject to our obligation to pay a production payment of $450,000 on the first 50,000 pounds of uranium produced;

          (b) 959 gross and net acres on Sections 19 and 29 pursuant to a lease from private mineral owners (expiring August 2014) which provides for a royalty of 10% based on uranium sales; and

          (c) 457 gross and net acres of unpatented mining claims in Sections 9, 24 and 25.

     Development Plan. We anticipate that Crownpoint will be the second of our New Mexico properties that we will develop. We spent about $106,000 in 2001 for permitting activities and land holding costs. We do not anticipate significant spending in 2002.

     Water Rights. We have three pending applications for appropriations of water which give us the first three "positions in line" on the hearings list for the San Juan Basin. Certain of the water rights may involve a claim of jurisdiction by the Navajo Nation.

     Permitting Status. See "LEGAL PROCEEDINGS" for a discussion of the radioactive material license for Crownpoint. The surface estate on Section 19 and 29 is owned by the United States Government and held in trust for the Navajo Nation and may be subject to the same jurisdictional dispute with respect to the UIC permit as for Section 8 and 17 in Churchrock.

     Unit I Property. In addition to the foregoing, we have 480 gross and net acres of mineral leases on three separate parcels from Navajo allottees who are the beneficial owners of the surface and mineral rights. The leases are subject to approval by the Bureau of Indian Affairs. Such approval has not been received. If issued the leases have a ten-year term and provides for a sliding scale royalty ranging from 6.25% at prices below $15 per pound to 25% if prices exceed $63 per pound. There are six other parcels that we had under lease on the same terms as above but relinquished in 2000.

     Other Properties. In March 1997 we acquired the fee interest in 177,000 acres and the exploration rights through 2014 on an additional 346,000 acres in north western New Mexico. To maintain the exploration rights we must spend $200,000 per year on exploration through 2007 and $400,000 per year thereafter through 2014. We have been informed by the grantor of such rights that we are in default of our exploration commitment and that unless the default is cured the exploration agreement may be cancelled. We do not expect to be able to cure the alleged default within the time frame specified. The grantor has refused to waive the default. We do not believe that the loss of these exploration rights will have a material adverse effect on us.

Insurance

     Our properties primarily consist of the rights to mine uranium on leased land, and improvements in the form of buildings, pipelines, plant and related uranium extraction equipment. Such property is covered by various types of insurance including property and casualty, liability and umbrella coverage. We have not experienced any material uninsured or under insured losses related to our properties in the past and believe that sufficient insurance coverage is in place so future losses if sustained would not be material.

Reclaimed Properties

     We have completed production and groundwater restoration on our Benavides and Longoria projects in South Texas. We completed the final stages of surface reclamation on these projects and received full and final release for these sites in 1999.

     We acquired the Section 17 leases in the New Mexico Churchrock district from United Nuclear Corporation. It had conducted underground mining for uranium on Section 17 and had reclaimed these properties. In the acquisition, we assumed any liability of United Nuclear for any remaining remediation work that might be required. The New Mexico Environmental Department has not determined what, if any, additional remediation will be required under the New Mexico Mining Act. If more remediation work is required, we believe it will not involve material expenditures.

Item 3. Legal Proceedings

New Mexico Radioactive Material License.

     In New Mexico, uranium production requires a radioactive materials license issued by the United States Nuclear Regulatory Commission. We applied for one license covering almost all properties located in both the Churchrock and Crownpoint districts. The Commission issued an operating license in January 1998 that would allow operations to begin in the Churchrock district. In mid-1998, the Commission determined that certain Churchrock and Crownpoint residents who requested a hearing had standing to raise certain objections to the license. An Administrative Law Judge conducted a hearing during 1999. The law judge upheld the license and granted our request to defer any dispute on all but the Churchrock property until we made a decision whether to mine these other properties.

     The ruling was appealed to the Commission. On January 31, 2000 the Commission issued an order concurring with the technical, substantive and legal findings of the Administrative Law Judge, but the Commission also determined that we must proceed with the hearing process for the other New Mexico properties beyond Churchrock. We expect that the hearing process will resume in early 2002. Although all the decisions to date have been favorable, there can be no assurance that the license will be maintained in its current form.

New Mexico UIC Permit.

     We are involved in a jurisdictional dispute among the state of New Mexico, the USEPA and the Navajo Nation over whether a portion of our Churchrock and Crownpoint properties is in Indian County. Both the state of New Mexico and the USEPA are asserting jurisdiction over the UIC program for such properties.

     In 1989 the USEPA issued an aquifer exemption covering that portion of the Churchrock site known as Section 8, and the New Mexico Environmental Department issued a UIC permit for Section 8. In 1994 the New Mexico Environmental Department issued an amended UIC permit covering both Section 8 and Section 17. The permit for Section 17 was contested by the Navajo Nation. It claimed jurisdiction over Section 17 because the Navajo Nation owns the surface estate. The USEPA refused to amend the aquifer exemption covering Section 8 to add
Section 17.

     In 1996 we filed with the New Mexico Environmental Department two applications to renew the UIC permit in two parts, one covering Section 8 and the other Section 17. Because the renewal application was timely filed, the permit covering the Section 8 property has remained continuously in effect pending final determination on the renewal application by the New Mexico Environmental Department. That determination has not been made.

     In 1996 the Navajo Nation asserted jurisdiction over Section 8, claiming that the land lies within a dependent Indian community. Because of the dispute over Section 8, the USEPA determined a USEPA permit would be required for
Section 8. We appealed this determination to the United States Court of Appeals for the Tenth Circuit. In January 2000 the court determined that the USEPA had jurisdiction and remanded the matter back to USEPA for further proceedings. Until there is more certainty regarding uranium prices we do not expect to request any action by the USEPA. We cannot predict the outcome of this matter. This could potentially delay or obstruct development of Section 8.

     Despite that dispute we maintain good relations with the State of New Mexico, the Navajo Nation, and the USEPA. However, there can be no assurance that the jurisdictional dispute will not have a material adverse effect on our development plans in New Mexico.

Kingsville Dome Production Area 3

     We are involved in a dispute with certain intervenors over whether a hearing is required for a new production area within the boundary of our approved permit area at Kingsville Dome. In the first quarter of 2000 the District Court of Travis County, Texas ruled that the Texas Natural Resource Conservation Commission's decision to approve our third production area without granting a hearing to certain intervenors would require further review by that regulatory agency. That review is pending.

Vasquez Litigation

     On December 4, 2001, we commenced an action in the 229/th/ Judicial District Court in Duvall County, Texas against the lessors for the Vasquez property to declare that our leases remain in full force and effect. The lease term expired in February 2000. The leases contain clauses that permit the extension of the term of the leases if we are engaged in operations designed to establish production. In addition the leases permit us to pay a per acre royalty to extend the term. We tendered payment of the required royalty in 2000, 2001 and 2002. The lessor returned all such payments without disclosing their reasons for rejecting the payment. We believe that we continue to hold our rights to the property under either the shut-in royalty or the continuing development clauses of the leases. We have been informed that the lessors granted a lease to a third party, Everest Exploration, that was contingent upon the termination of our leases. Everest has moved to intervene and has asserted a claim that our leases have expired. While we believe that our leases remain in full force and effect, we are unable to predict the outcome of this case.

Texas Department of Health Bonding Issues

     On January 16, 2002 the Texas Department of Health requested that we post additional financial security in the amount of $3.5 million and threatened enforcement action if we failed to do so. We objected to the request. After consultation with the Department, we entered into an agreed order on March 8, 2002 that extended the deadline for posting the additional financial security until March 7, 2003 (subject to further extension) or until we commence mining operations.

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

                              CAUTIONARY STATEMENTS

     The factors identified below are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

At current prices we are unable to produce uranium at a profit. We have had operating losses in each of 1999, 2000 and 2001 and expect to have no revenues or operating income in 2002.

     We cannot produce uranium at a profit until we can sell uranium for at least $12 per pound. The spot price of uranium was $9.90 per pound on March 18, 2002. We incurred losses of $3.8 million in 2001, $3.2 million in 2000 and $39.9 million in 1999. Because of depressed uranium prices, we shut-in and placed on stand-by our two South Texas facilities in the first quarter of 1999.

We are able to continue in business only because of equity infusions from private investors and access to collateral securing our reclamation bonds.

     Without additional equity infusions we will be unable to continue in business. In August 2000 and April 2001 we raised $2.835 million cash by selling our common stock. In October 2000 we finalized the Restoration Agreement with Texas regulatory authorities and our bonding company that provided us access during 2001 to $2.2 million of cash pledged to secure restoration bonds. See "OUR BUSINESS - Reclamation and Restoration Costs and Bonding Requirements" for a discussion of the Restoration Agreement. A Second Restoration Agreement was entered into in January 2002 covering January through April 2002. This agreement provides us access to approximately $600,000 during this four month period to continue to conduct restoration activities. As a result of completing the Second Restoration Agreement, we believe that we have the cash to remain in business until mid 2002. Additional funds will be required in order for us to continue in business after that date.

     Even if the price of uranium increases and the demand for new production increases, there can be no assurance that we can survive long enough to participate in these changes or that we will have access to the capital necessary to bring new production on line.

If we are unable to access additional capital for restoration activities and working capital purposes we will have to file for bankruptcy protection.

     We need access to additional funding in order to fund our restoration and working capital needs in 2002. If we do not have access to such funds we will need to file for bankruptcy protection.

We must prevail in our action to resolve our ownership of the Vasquez leases or we would lose the right to mine our lowest cost production.

     If we are unsuccessful in our action to declare the validity of the leases for the Vasquez property, we would lose our ability to start mining at our property with the lowest cost of production. See "LEGAL PROCEEDINGS."

We must have access to about $3 million in order to commence mining our Vasquez property.

     If we cannot raise another $3 million we will be unable in order to construct the plant, drill injection and production wells and establish the necessary cash collateral for a bond at our Vasquez property. We will need to raise these funds from sources not yet identified. If we cannot raise these funds we will be unable to produce uranium even if the price increases to a level that we can produce and sell uranium at a profit.

More stringent federal and state regulations could adversely affect our business.

     If we are unable to obtain or maintain permits or water rights for development of our properties or otherwise fail to adequately manage future environmental issues, our operations could be materially and adversely affected. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements and we anticipate that we will be required to continue to do so in the future. Although we believe our properties comply in all material respects with all relevant permits, licenses and regulations pertaining to worker health and safety as well as those pertaining to the environment, the historical trend toward stricter environmental regulation may continue.

The volatility of uranium prices makes our business uncertain.

     The volatility of uranium prices makes long-range planning uncertain and raising capital difficult. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and legislation and production and costs of production of our competitors. Imports of uranium, including imports of uranium from the former Soviet Union, have resulted in significant downward pressure on uranium prices.

We will be unable to obtain financing for the Vasquez property unless we can obtain a long-term contract to supply uranium at not less than $12 per pound.

     We do not have any scheduled uranium deliveries under contract for 2002 or beyond. We must secure profitable uranium sales contracts to secure the financing to resume production at our properties or we will be forced to go out of business.

The only market for uranium is nuclear power plants, and there are only a few customers.

     We are dependent on a small number of electric utilities that buy uranium for nuclear power plants.

The price of alternative energy sources affects the demand for and price of uranium.

     Lower prices of oil, gas, coal and hydro-electricity and the possibility of developing other low cost sources for energy, have made and could continue to make nuclear power a less attractive fuel to generate electricity, thus resulting in lower demand for uranium. Maintaining the demand for uranium at current levels and future growth in demand will depend upon acceptance of nuclear technology as a means of generating electricity.

Public acceptance of nuclear energy is uncertain.

     Lack of public acceptance of nuclear technology would adversely affect the demand for nuclear power and increase the regulation of the nuclear power industry.

Because we have limited capital, inherent mining risks pose a significant threat to us.

     Because we are small with limited capital, we are unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, interruptions due to weather conditions and other acts of nature. Such risks could result in damage to or destruction of our wellfield infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability.

Our inability to obtain insurance would threaten our ability to continue in business.

     If we were to be unable to obtain liability, property damage and other insurance at acceptable premiums, we would be unable to continue in business.

Our inability to obtain bonding would threaten our ability to continue in business.

     If we are unable to comply with bonding requirements we would be unable to continue in business. As of December 31, 2001 we have estimated that our future restoration, decommissioning, decontamination and reclamation costs are about $
4.7 million. To secure this obligation, we have posted surety bonds totaling approximately $4.2 million at December 31, 2001, of which $1.4 million was collateralized by cash on that date. Before we can commence operations we must post an additional $3.5 million in bonds for such costs with the state of Texas, and we have no commitment from our bonding company to post such a bond without 100% cash collateral. See "LEGAL PROCEEDINGS."

     In addition, we anticipate that our future surety requirements will increase significantly when future development and production occurs at our sites in Texas and New Mexico. The amount of the surety for each producing property is subject to annual review and revision by regulators.

If we cannot add additional reserves to replace production in the future, we would not be able to remain in business.

     Our future uranium production, cash flow and income are dependent upon our ability to mine our current properties and acquire and develop additional reserves. Reserves at our producing sites were depleted in 1999, although there is the potential for developing additional wellfields at Kingsville Dome. There can be no assurance that our properties will be placed into production or that we will be able to continue to find and develop or acquire additional reserves.

Competition from better capitalized companies impacts prices and out ability to acquire properties, capital and personnel.

     The amount of uranium produced by competitors or imported into the United States has a material impact on uranium prices. There is global competition for uranium properties, capital, customers and the employment and retention or qualified personnel. In the production and marketing of uranium there are about 15 major producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. We also compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union.

                   GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS

claim A claim is a tract of land, the right to mine of which is held under the federal General Mining Law of 1872 and applicable local laws.

concentrates                            A product from a uranium mining and
                                        milling facility, which is commonly
                                        referred to as uranium concentrate or
                                        U\\3\\O\\8\\.

conversion                              A process whereby uranium concentrates
                                        are converted into forms suitable for
                                        use as fuel in commercial nuclear
                                        reactors.

cut-off grade                           Cut-off grade is determined by the
                                        following formula parameters: estimates
                                        over the relevant period of mining
                                        costs, ore treatment costs, general and
                                        administrative costs, refining costs,
                                        royalty expenses, process and refining
                                        recovery rates and uranium prices.

gross acres                             Total acres under which we have mineral
                                        rights and can mine for uranium.

Indian Country                          A term derived from jurisdictional
                                        determinations in criminal law
                                        enforcement proceedings under 18 U.S.C.
                                        (S) 1151 and understood to encompass
                                        territory situated within Indian
                                        reservations, land owned by Indian
                                        allottees and land within a dependent
                                        Indian community.

lixiviant                               When used in connection with uranium in
                                        situ leach mining, a solution that is
                                        pumped into a permeable uranium ore body to dissolve uranium in order that a uranium solution can be pumped from production wells.

mineralized material                    A mineralized body which has been
                                        delineated by appropriately spaced
                                        drilling and/or underground sampling to
                                        support a sufficient tonnage and
                                        average. Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

net acres                               Actual acres under lease which may
                                        differ from gross acres when fractional
                                        mineral interests are not leased.

ore Naturally occurring material from which a mineral or minerals of economic value can be extracted at a reasonable profit.

over feeding                            Operating enrichment plants in a manner
                                        that reduces plant operating costs but
                                        increases the amount of uranium required to produce a given quantity of enriched uranium.

probable reserves                       Reserves for which quantity and grade
                                        and/or quality are computed from
                                        information similar to that used for
                                        proven (measured) reserves, but the
                                        sites for inspection, sampling, and
                                        measurement are farther apart or are
                                        otherwise less adequately spaced. The
                                        degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

proven reserves                         Reserves for which (a) quantity is
                                        computed from dimensions revealed in
                                        outcrops, trenches, workings or drill
                                        holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

reclamation                             Reclamation involves the returning of
                                        the surface area of the mining and
                                        wellfield operating areas to a condition similar to pre-mining.

recoverable reserves                    Reserves that are either proven or
                                        probable, are physically minable, and
                                        can be profitably recovered under
                                        conditions specified at the time of the
                                        appraisal, based on a positive
                                        feasibility study. The calculation of
                                        minable reserves is adjusted for
                                        potential mining recovery and dilution.

reserve That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

restoration                             Restoration involves returning an
                                        aquifer to a condition consistent with
                                        our pre-mining use and removing
                                        evidences of surface disturbance. The
                                        restoration of wellfield can be
                                        accomplished by flushing the ore zone
                                        with native ground water and/or using
                                        reverse osmosis to remove ions to
                                        provide clean water for reinjection to
                                        flush the ore zone.

resources                               A resource is a concentration of
                                        naturally occurring minerals in such a
                                        form that economic extraction is
                                        potentially feasible.

roll front                              The configuration of sedimentary uranium
                                        ore bodies as they appear within the
                                        host sand. A term that depicts an
                                        elongate uranium ore mass that is "C"
                                        shaped.

shut-in royalty                         A lease clause permitting the extension
                                        of a lease not held by production by
                                        payment of a per acre royalty.

slurry                                  Fine particles of uranium concentrated
                                        and suspended in water.

spot price                              The price at which uranium may be
                                        purchased for delivery within one year.

surety obligations                      A bond, letter of credit, or financial
                                        guarantee posted by a party in favor of
                                        a beneficiary to ensure the performance
                                        of its or another party's obligations,
                                        e.g., reclamation bonds, workers'
                                        compensation bond, or guarantees of debt instruments.

tailings Waste material from a mineral processing mill after the metals and minerals of a commercial nature have been extracted; or that portion of the ore which remains after the valuable minerals have been extracted.

Trade Tech                              A Denver-based publisher of information
                                        for the nuclear fuel industry; the
                                        successor to the information services
                                        business of Nuexco.

uranium or uranium concentrates         U\\3\\O\\8\\, or triuranium octoxide.

U\\3\\O\\8\\                            Triuranium octoxide equivalent contained
                                        in uranium concentrates, referred to as
                                        uranium concentrate.

waste Barren rock in a mine, or uranium in a rock formation that is too low in grade to be mined and milled at a profit.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Before March 24, 1999 our Common Stock was traded on NASDAQ National Market under the trading symbol URIX. On March 23, 1999, our common stock was delisted from the NASDAQ National Market. From March 24, 1999 through November 13, 2000 our stock was quoted on the Over the Counter Bulletin Board. On November 14, 2000 we became ineligible for trading on the OTCBB and began trading on the Pink Sheets. Commencing August 22, 2001 we again were quoted on the OTCBB.

     The following table sets forth the high and low sales prices for the Common Stock as reported on the applicable markets for the periods indicated:

                                                  Common Stock
                                                  ------------
               Fiscal Quarter Ending             High        Low
               ---------------------             ----        ---

               December 31, 2001               $ 0.15      $ 0.08
               September 30, 2001                0.22        0.15
               June 30, 2001                     0.26        0.075
               March 31, 2001                    0.30        0.035
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


     The high and low closing prices for the common stock for the period January 1, 2001 to December 31, 2001, was $0.30 and $0.035 respectively.

     As of December 31, 2001, we had 48,992,278 shares of Common Stock outstanding. On that date there were 165 holders of record and about 2,200 beneficial owners.

     We have never paid any cash or other dividends on our Common Stock, and we do not anticipate paying dividends for the foreseeable future.

Recent Sales of Unregistered Securities

     In 1999, we issued 288,263 shares of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

     In August 2000 and January 2001 we issued 720,000 and 189,412 shares of Common Stock respectively to our regulatory counsel settling an outstanding indebtedness of $250,000 in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

     In 2000, we issued 67,598 shares of common stock to certain directors of the Company in connection with the 1999 Deferred Compensation Plan in satisfaction of $25,350 of compensation deferred by those individuals, in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

     In February 2000 the Company issued 2,111,478 shares of common stock to two institutions that were accredited investors in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder in exchange for the cancellation of indebtedness of $6 million plus accrued interest.

     In August 2000, we sold 7.5 million shares of Common Stock at $0.10 per share (an aggregate of $750,000) in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder to a limited number of accredited investors. The investors were also issued five-year warrants to purchase an aggregate of 5,625,000 shares of Common Stock with an initial exercise price of $0.20 per share (currently $0.14 per share).

     In April 2001, we sold 26,062,500 shares of common stock at $0.08 per share (an aggregate of $2,085,000) in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder to a limited number of accredited investors.

     As of March 22, 2002, the Company had 48,992,278 shares of Common Stock outstanding held of record by 165 persons.

Dividends

     The Company did not declare or pay any cash or other dividends on its Common Stock during the years ending December 31, 2001, 2000 or 1999. The Company does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Impact of Uranium Price Declines

     Excess uranium inventory has had a detrimental effect on uranium prices. This is expected to continue for the next several years. The market price of uranium is currently below our cost to produce uranium and is anticipated to remain so through at least 2002.

     In the first quarter of 1999 we shut-in and placed on stand-by both of our producing properties. Nominal production from these sites continued through July 1999 until their incremental production costs exceeded the cost of purchasing uranium in the open market.

     To remain solvent, in 1999 and the first quarter of 2000 we monetized all of our remaining uranium sales contracts by accelerating future contracted deliveries and/or terminating contracts in return for receipt of proceeds equal to the net present value of the projected future net proceeds under the remainder of the contract. The proceeds generated from the monetization of our sales contracts were used for working capital purposes. Since the first quarter of 2000 we have had no source of revenue.

Capital Resources and Liquidity

     In February 2000, we converted $6 million of debt and accrued interest of $334,438 into 2,111,478 shares of our Common Stock. This conversion eliminated all obligations under the note.

     In October 2000 we signed the Restoration Agreement that provided us access to $2.2 million in cash during 2001 to perform restoration at our Kingsville Dome and Rosita mine sites in South Texas. The entire $2.2 million has been released to us. See "OUR BUSINESS - Reclamation and Restoration Costs and Bonding Requirements" for a discussion of the Restoration Agreement. A Second Restoration Agreement was entered into in January 2002 covering January through April 2002. This agreement provides us access to approximately $600,000 during this four month period to continue to conduct restoration activities. As a result of completing the Second Restoration Agreement, we believe that we have the cash to remain in business until mid 2002. Additional funds will be required in order for us to continue in business after that date.

     We will require additional capital resources to fund the development of our undeveloped properties. There is no assurance we will be successful in raising such capital or that uranium prices will recover to levels which would enable us to operate profitably.

     In July 1999, we extended our revolving credit facility through July 2000. At March 31, 2000, we had monetized all of our uranium sales contracts and sold all our uranium inventories. Without these underlying assets, we were unable to draw on the credit facility and terminated the credit facility effective April 30, 2000. There were no fees or penalties associated with the early termination of this credit facility.

     In August 2000 and April 2001 we completed two private placements raising an aggregate of $750,000 and $2,085,000, respectively through the issuance of 7,500,000 and 26,062,500 shares of common stock respectively, and warrants expiring in August 2005 to purchase an additional 5,625,000 shares of Common Stock. As adjusted for the April offering, the exercise price of the warrants is $0.14 per share. The funds will be used to fund our non-restoration overhead costs.

     The shares issued in the private placements represented approximately 69% of our outstanding Common Stock. The completion of the private placement resulted in a significant dilution of our current stockholders' equity.

     At December 31, 2001, our cash and cash equivalents were $549,000, compared to $213,000 at year end 2000. We had negative operating cash flow of $2,713,000 for the year ended December 31, 2001, compared to negative $1,220,000 in 2000. Our net working capital at December 31, 2001 was $232,000 compared to negative $161,000 at December 31, 2000.

     In order to maintain the rights to our uranium properties in South Texas and New Mexico we are required to maintain certain lease obligations through land payments. Additionally, in the State of Texas we are required to maintain certain licenses which require annual fees. We expect such payments to total approximately $450,000 in 2002.

     We will require additional capital to fund our working capital needs, land holding, licensing, restoration activities and the development of our undeveloped properties. There is no assurance we will be successful in raising such capital or that uranium prices will recover to levels which would enable us to operate profitably. These factors, raise substantial doubt concerning our ability to continue as a going concern.

Comparison of Results of Operations

Year Ended December 31, 2001 Compared to 2000

     Our primary operations in 2001 were the ongoing groundwater restoration activities at our Kingsville Dome and Rosita mine sites. These full-scale operations began in the third quarter of 2000 and continued through 2001 as a result of the completion of the Restoration Agreement in the third quarter of 2000. Prior to the completion of the Restoration Agreement we were conducting restoration activities on a smaller scale and maintaining each production site in a stand-by mode. While in stand-by costs related to each site are treated as ongoing operating expenses.

     We had no uranium sales in 2001 compared to the sale of 98,000 pounds in 2000, resulting in the decrease in revenues from $937,000 in 2000 to zero in 2001. The 98,000 pounds sold in 2000 consisted of 85,000 purchased pounds and 13,000 produced pounds. The year ended 2000 also had other uranium revenues of $145,000 related to the monetization of a long-term uranium sales contract. No such other uranium revenues were generated in 2001.

     The cost of uranium purchases in 2000 was $9.41 per pound. There were no uranium purchases in 2001. Operating expenses decreased to $56,000 in 2001 from $734,000 in 2000 as a result of full scale restoration activities being conducted for the entire year in 2001 compared to the second half of 2000.

     Restoration and reclamation costs have been accrued for at $0.95 per-pound as part of production costs, representing the estimated cost of future restoration activities. In 2001, the restoration activities that were conducted provided information that was used to update our overall restoration plan at each location. As a result of a revised engineering study it was determined that an adjustment to the restoration accrual was required. An increase of such accrual of $2,072,000 was recorded in 2001. The restoration charge in 2000 of $12,000 resulted from the sale of the Company's remaining produced inventory.

     Depreciation and depletion includes an amount for each pound produced and an amount based on straight line depreciation. The amount in 2000 was $194,000 and consisted primarily of straight line depreciation while on stand-by for the first half of the year. The amount in 2001 decreased significantly as a result of the change to restoration activity for the full year.

     We incurred charges in 2001 and 2000 from the writedown of our uranium properties of $475,000 and $1,415,000 respectively. These charges resulted from our determination that an impairment in the value of our long-term assets had occurred during each respective year.

     Royalties in 2000 of $17,000 were from the sale of produced uranium during the year. No such sales and related royalties occurred in 2001.

     Corporate general and administrative expenses declined to $1,192,000 in 2001 from $1,359,000 in 2000 as a result of lower salaries, reduced staff and other cost reductions.

     Interest and other income totaled $100,000 in 2001 compared to $365,000 in 2000. This reduction resulted primarily from a gain on the sale of property in South Texas ($112,000) in 2000 and a reduction in interest from the funds held as collateral for the Company's bond obligations.

Item 7. Financial Statements

     The information called for by this item appears on pages F-1 through F-22 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     In February 2001 our Board of Directors and Audit Committee approved the replacement of our accounting firm, Arthur Andersen LLP, with Hein + Associates LLP to perform the audit of our financial statements for the years ended December 31, 1999 and 2000. The Andersen audit reports for 1998 and 1997 contained a modified opinion regarding our ability to continue as a going concern.

     During 1997 and 1998 and subsequent interim periods preceding this change, there had been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of Andersen, would have caused them to make reference to the subject matter of such disagreements in connection with issuing their reports. Also, no reportable events, within the meaning of Item 304(a)(1)(v) of Regulation S-K, has occurred during the two most recently completed years and subsequent interim periods, preceding this change. We provided Andersen with these disclosures, and Andersen has furnished us with a letter, addressed to the Securities and Exchange Commission (the "Commission"), stating that they agree with the statements contained herein.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Directors

     The Board of Directors consists of the four individuals listed below who hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by plurality vote.

            Name               Age               Positions and Offices
            ----               ---

      Paul K. Willmott         62          Chairman, Chief Executive Officer,
                                                 President and Director

      Leland O. Erdahl         73       Director and Chairman of Audit Committee

     George R. Ireland         45        Director and Member of Audit Committee

     Rudolf J. Mueller         64        Director and Member of Audit Committee

     Paul K. Willmott has served as a director since August 1994, as President since February 1995 and as Chairman of the Board and Chief Executive Officer since July 31, 1995. Mr. Willmott served as our Chief Financial Officer from April 12, 1995 to September 25, 1995. Mr. Willmott retired from Union Carbide Corporation ("Union Carbide") where he was involved for 25 years in the finance and operation of Union Carbide's world-wide mining and metals business. Most recently, Mr. Willmott was President of UMETCO Minerals Corporation, a wholly owned subsidiary of Union Carbide, from 1987 to 1991, where he was responsible for Union Carbide's uranium and vanadium businesses. From January 1993 until February 1995, Mr. Willmott was engaged by the Concord Mining Unit as a senior vice president where he was primarily involved in the acquisition of UMETCO Minerals Corporation's uranium and vanadium operating assets. Mr. Willmott graduated from Michigan Technological University with a Bachelor of Science degree in Mining in 1964 and a Bachelor of Science Degree in Engineering Administration in 1967. He has been an active member of the American Institute of Mining Engineers, the Canadian Institute of Mining Engineers and a number of state professional organizations.

     Leland O. Erdahl has served as a director since July 11, 1994. From 1986 to 1991, Mr. Erdahl served as President and Chief Executive Officer for Stolar, Inc., a high-tech company involved in the radio wave imaging of geologic media and underground radio transmission for voice and data. He was President and CEO of Albuquerque Uranium Corporation, a uranium mining company, from 1987 to 1991 and served as Vice President of AMAX Gold in 1997 and 1998. From January 2001 to September 14, 2001 Mr. Erdahl served as President of Nord Pacific Limited, a mining company with gold and copper interests in Australia and Papau, New Guinea. He is a Certified Public Accountant and is a graduate from the College of Santa Fe. He is currently a director of Hecla Mining Company and Canyon Resources Corporation (a mining company whose primary business is the discovery and production of precious metals). Mr. Erdahl also serves on the compensation committee of Hecla Mining Company and Canyon Resources Corporation.

     George R. Ireland has served as a director since May 25, 1995. Mr. Ireland is a General Partner in Ring Partners, LLC, a private investment partnership. From February 1991 to February 2000, Mr. Ireland was a financial analyst for and a partner in Knott Partners L.P., a private investment partnership.

Mr. Ireland specialized in investing in securities of natural resource and other basic industrial companies, both domestically and abroad. From 1987 to 1991, he was a Vice President of Fulcrum Management, Inc., (a natural resource venture capital management company) which was the manager of the VenturesTrident Limited Partnerships, (venture capital funds dedicated to investing in the mining industry), and Senior Vice President and Chief Financial Officer of MinVen Gold Corporation, a company in which the VenturesTrident funds had a significant investment. Mr. Ireland graduated from the University of Michigan with degrees in Geology and Resource Economics. He also attended the Graduate School of Business Administration of New York University. Mr. Ireland is a director of Merrill & Ring, Inc., a private land and timber holding company in the state of Washington. Mr. Ireland acted as a consultant to Ryback Management Corporation (a registered investment adviser) and performed due diligence on us in connection with Ryback's loan of $6 million to us on behalf of members of the Lindner Group in 1995. Mr. Ireland is not otherwise affiliated with the Lindner Group or Ryback.

     Rudolf J. Mueller has served as a director since June 19, 2001. Mr. Mueller is a Certified Financial Analyst and has been involved in the investment advisory business since 1964 and currently serves as President and Director of The Winchester Group a money management and institutional research firm based in New York City. For each of the past five years Mr. Mueller has been an Officer in and has served as a Director of The Winchester Group. Mr. Mueller received a BBA from City College of New York in 1963 and his MBA from New York University in 1965.

Arrangements Regarding Election of Directors

     Before February 2000 the Lindner Group was entitled to nominate two directors. They did so and two directors were elected to the Board starting in 1995, one of whom, George R. Ireland, continues to serve on the Board. The other director nominated by the Lindner Group resigned in July 1998 and the Lindner Group did not designate a replacement.

Other Executive Officers

     The executive officers serve at the discretion of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of the Stockholders. The officers hold office until their successors are appointed by the Board of Directors. All officers are employed on a full-time basis. There is no family relationship between any director and executive officer.

     The following table sets forth certain information concerning executive officers that are not also directors:

            Name                Age                       Positions and Offices
            ----                ---
     Richard A. Van Horn         55                Senior Vice President - Operations

      Thomas H. Ehrlich          42        Vice President, Chief Financial Officer, Secretary
                                                             and Treasurer

       Mark S. Pelizza           49        Vice President - Health, Safety and Environmental
                                             Affairs and President - Hydro Resources, Inc.

     The following sets forth certain information concerning the business experience of the foregoing executive officers during the past five years.

     Richard A. Van Horn joined us in March 1997 and assumed the position of Senior Vice President of Operations on April 1, 1997. Previously, he spent three years with Energy Fuels Nuclear, Inc. as General Manager - Colorado Plateau Operations with responsibility for the daily management of and planning for Energy Fuels Nuclear, Inc. mining activities on the Colorado Plateau. Before his work at

Energy Fuels Nuclear, Inc., Mr. Van Horn spent eighteen years with Union Carbide Corporation where he was involved with the finance and operation of that company's worldwide mining and metals business. From 1990 to 1994, Mr. Van Horn was Director of Operations of UMETCO Minerals Corporation, a wholly owned subsidiary of Union Carbide Corporation, responsible for all operating aspects of UMETCO's uranium and vanadium business on the Colorado Plateau prior to its sale to Energy Fuels Nuclear, Inc. Mr. Van Horn graduated from the Colorado School of Mines with a Engineer of Mines degree in mining in 1973.

     Thomas H. Ehrlich, a certified public accountant, rejoined us in September 1995 as Vice President and Chief Financial Officer and was appointed Secretary and Treasurer in December 1995. Immediately before that, Mr. Ehrlich spent nine months as a Division Controller with Affiliated Computer Services, Inc., an information technology services provider in Dallas, Texas. Mr. Ehrlich originally joined us in November 1987 as Controller-Public Reporting and was promoted to Controller and Chief Accounting Officer in February 1990. In February 1993, Mr. Ehrlich assumed the additional duties of Vice President and Secretary . Before joining us, he spent four years with Deloitte Haskins & Sells and worked primarily with clients that were publicly held companies. Prior to his work at Deloitte Haskins & Sells, he spent three years in various accounting duties at Enserch Exploration, Inc., an oil and gas company in Dallas, Texas. Mr. Ehrlich received his B.S. B.A. degree in Accounting from Bryant College in 1981.

     Mark S. Pelizza has served as our Environmental Manager since 1980, and as such, he has been responsible for all environmental regulatory activities. In February 1996, he was appointed Vice President - Health, Safety and Environmental Affairs . In November 1999, he was appointed President and a Director of Hydro Resources, Inc., a wholly owned subsidiary . Before joining us, he was employed for two years by Union Carbide as an Environmental Planning Engineer at Union Carbide's Palangana solution mining plant in South Texas. Mr. Pelizza received a M.S. degree in Engineering Geology from Colorado School of Mines in 1978 and a B.S. degree in Geology from Fort Lewis College in 1974.

Section 16(a) Beneficial Ownership Reporting Compliance

     Directors and officers of the Company have inadvertently failed to file Forms 4s and 5s with respect to certain acquisitions of shares of the Company's Common Stock and the receipt of certain options to acquire such shares during 2000 and 2001.

     Mr. Mueller acquired 1.5 million shares and warrants to acquire 1,125,000 shares in August 2000 and 1,250,000 shares in April 2001, which should have been reported on Form 4. In June 2001 Mr. Mueller received options to acquire 20,000 shares and 100,000 shares, which should have been reported on Form 5.

     In September 2000 and February 2001 Mr. Willmott received options to acquire 750,000 shares and 291,300 shares respectively, which should have been reported on Form 5.

     Mr. Erdahl received an option to acquire 100,000 shares in June 2001, which should have been reported on Form 5.

     Mr. Ireland received an option to acquire 100,000 shares in June 2001, which should have been reported on Form 5.

     In September 2000 and February 2001 Mr. Ehrlich received options to acquire 500,000 shares and 52,500 shares, respectively, which should have been reported on Form 5.

     In September 2000 and February 2001 Mr. Pelizza received options to acquire 500,000 shares and 32,400 shares, respectively, which should have been reported on Form 5.

     In September 2000 and February 2001 Mr. Van Horn received options to acquire 500,000 shares and 64,000 shares respectively, which should have been reported on Form 5.

     Under the Company's 2000 and 2001 Deferred Compensation Plan, the officers and directors of the Company have deferred a total of $444,300 through December 31, 2001, which they have the option of converting into 2,221,652 shares of the Company's Common Stock at $0.20 per share on or before January 11, 2006. This should have been reported on Form 5.

     Each of the directors and officers is in the process of completing the appropriate Form 5 to report the foregoing transactions.

Item 10. Executive Compensation

     The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for the years ended December 31, 2001, 2000 and 1999 paid to our Chief Executive Officer and certain other executive officers.

                                                Summary Compensation Table

===================================================================================================================
                              Annual Compensation                                      Long-Term Compensation

===================================================================================================================
                                                                                   Securities
                                                                  Other            Underlying        All Other
  Name and Principal                  Salary      Bonus    Annual Compensation/1/    Options      Compensation/2/
       Position            Year        ($)         ($)             ($)                 (#)              ($)
===================================================================================================================
Paul K. Willmott/3/        2001      $199,092       $0            $1,283             291,300           $ 1,440
Chairman, President and    2000      $198,799       $0            $1,152             750,000           $ 1,788
Chief Executive Officer    1999      $187,859       $0            $  942                  --           $ 9,818

Richard A. Van Horn/4/     2001      $135,435       $0            $3,802              64,000           $ 1,616
Senior Vice President -    2000      $134,982       $0            $3,189             500,000           $ 1,686
Operations                 1999      $115,283       $0            $  863                  --           $11,036

Mark S. Pelizza            2001      $105,340       $0            $4,584              32,400           $ 1,512
Vice President -           2000      $104,924       $0            $5,636             500,000           $ 1,533
Health, Safety and         1999      $ 95,384       $0            $7,456                  --           $ 6,166
Environmental Affairs

Thomas H. Ehrlich/5/       2001      $105,237       $0            $    0              52,200           $ 1,274
Vice President and         2000      $105,237       $0            $  100             500,000           $ 1,358
Chief Financial Officer    1999      $ 94,069       $0            $  200                  --           $ 7,309
===================================================================================================================

     ______________________________

     /1/ Represents amount paid for out-of-pocket medical and dental expenses under the Company's Supplemental Health Care Plan.

     /2/ Represents contributions made by the Company under the Company's 401(k) Profit Sharing Plan (see "401(k) Profit Sharing Plan" below) and compensation in shares of the Company's Common Stock under the 1999 Deferred Compensation Plan (See "Deferred Compensation Plans" below). The shares issued under the 1999 Deferred Compensation Plan were valued at $0.375 per share, which exceeded the fair market value of such shares when issued.

     /3/ Salary for 2001, 2000 and 1999 includes $90,000, $90,000 and $99,904, respectively which was deferred under the 2000-2001 Deferred Compensation Plan.

     /4/ Salary for 2001 and 2000 includes $20,800 that was deferred under the Company's 2000-2001 Deferred Compensation Plan.

     /5/ Salary for 2001, 2000 and 1999 includes $16,250, $17,140 and $6,163, respectively which was deferred under the Company's 2000-2001 Deferred Compensation Plan and 1999 Deferred Compensation Plan.

Supplemental Health Care Plan

     The Company has adopted a health care plan (the "Supplemental Plan") for the officers and certain of the employees who are also stockholders, which supplements the standard health care plan available to all eligible employees (the "Standard Plan"). The Supplemental Plan pays directly to the participant 80% of all out-of-pocket medical and dental expenses not covered under the Standard Plan, including deductibles and co-insurance amounts. Additionally, the Supplemental Plan provides to each participant $100,000 of accidental death and dismemberment insurance protection and a world wide medical assistance benefit. Each participant in the Supplemental Plan may receive a maximum annual benefit of $100,000. The Company pays an annual premium under the Supplemental Plan equal to $250 per participant plus 10% of claims paid. There are currently four officers and employees covered by the Supplemental Plan.

401(k) Profit Sharing Plan

     The Company maintains a defined contribution profit sharing plan for employees (the "401(k)") that is administered by a committee of trustees appointed by us. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year we makes a contribution to the 401(k) out of our current or accumulated net profits (as defined) in an amount determined by the Board of Directors but not exceeding 15% of the total compensation paid or accrued to participants during such fiscal year. Our contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at our discretion) of the participants' contributions, up to 4% of each participant's gross pay. For the plan year ended July 31, 2001, 2000 and 1999, we contributed amounts equal to 25% of the participant's contributions, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

Employees' Stock Option Plans

     Under our 1995 Stock Incentive Plan (the "1995 Plan") incentive stock options and non-qualified options to purchase up to an aggregate of 4 million shares of Common Stock may be granted. The Stock Option Committee of the Board of Directors administers the 1995 Plan and has the full authority, subject to the provisions of the 1995 Plan, to determine to whom and when to grant options and the number of shares of Common Stock covered by each grant. As of December 31, 2001, 3,064,295 shares are reserved for issuance upon exercise of outstanding options granted under the 1995 Plan, and 935,705 shares were reserved for issuance pursuant to options that may be granted in the future. No shares have been issued upon the exercise of options under the 1995 Plan.

     The Company also maintains an Employee's Stock Option Plan under which we may grant non-qualified options. As of December 31, 2001, 264,637 shares are reserved for issuance under options outstanding under that plan.

Deferred Compensation Plans

     Under our 1999 Deferred Compensation Plan (the "1999 Plan") executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of $241,690 was deferred under the 1999 Plan of which $133.450 was paid by issuing 355,861 shares of our Common Stock at $0.375 per share.

     The Company also has a 2000-2001 Deferred Compensation Plan (the "2000-2001 Plan"). Under that plan executive officers and directors were permitted to defer up to 100% of their 2000 and 2001 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share. As of _December 31, 2001, a total of $336,090 has been deferred under that plan and no elections have yet been made to convert any such amounts into shares.

Option Grants in Last Fiscal Year

     The following table sets forth certain information with respect to options granted to the executive officers named in the Summary Compensation Table in the fiscal year ended December 31, 2001.

==================================================================================================================
                                                                                           Potential Realizable
                                                                                              Value At Assumed
                                                                                          Annual Rates of Stock
                                                                                          Price Appreciation for
                                 Individual Grants                                             Option Term
==================================================================================================================

                                           Percent of
                           Number of      Total Options
                          Securities       Granted to     Exercise of
                          Underlying      Employees in     Base Price
Name                   Options Granted     Fiscal Year     ($/Share)    Expiration Date    5% ($)       10% ($)

==================================================================================================================
Paul K. Willmott           291,300            61.3%          $0.19         2/28/2011       $34,807      $88,209

Richard A. Van Horn         64,000            13.5%          $0.19         2/28/2011       $ 7,647      $19,380

Mark S. Pelizza             32,400             6.8%          $0.19         2/28/2011       $ 3,871      $ 9,811

Thomas H. Ehrlich           52,500            11.0%          $0.19         2/28/2011       $ 6,273      $15,898

==================================================================================================================

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     The following sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 2001 and the year-end value of unexercised options held by each of the executive officers named in the Summary Compensation Table.

======================================================================================================
                                                                   Number of
                                                                  Securities            Value of
                                 Shares                           Underlying           Unexercised
                              Acquired on    Value Realized       Unexercised         In-The-Money
              Name            Exercise (#)         ($)         Options at Fiscal    Options at Fiscal
                                                                 Year End (#)         Year End ($)

                                                                 Exercisable/         Exercisable/
                                                                 Unexercisable        Unexercisable
======================================================================================================
Paul K. Willmott/1/              --                --             100,000/0                **
                                                                  100,000/0                **
                                                                   40,200/0                **
                                                                   37,670/0                **
                                                                   26,280/0                **
                                                                30,000/10,000              **
                                                               187,500/562,500             **
                                                                  0/291,300                **
                                                                  19,000/0                 **
                                                                   1,000/0
Richard A. Van Horn/2/           --                --              55,000/0                **
                                                                 18,750/6,250              **
                                                               125,000/375,000             **
                                                                   0/64,000
Mark S. Pelizza/3/               --                --              14,437/0                **
                                                                   9,360/0                 **
                                                                   7,700/0                 **
                                                                 6,750/2,250               **
                                                               125,000/375,000             **
                                                                   0/32,400
Thomas H. Ehrlich/4/             --                --              35,000/0                **
                                                                   4,260/0                 **
                                                                   14,000/0                **
                                                                 9,000/3,000               **
                                                               125,000/375,000             **
                                                                   0/52,200
======================================================================================================

------------------------------

** Represents an option whose grant price is above the December 31, 2001 closing price on the Over the Counter Bulletin Board (the "OTCBB").

/1/ Based on the closing price on the OTCBB on December 31, 2001 less the grant prices of $4.13, $8.38, $6.88, $9.75, $7.125, $2.9375, $0.20, $0.19, $4.25 and
$5.88, respectively.

/2/ Based on the closing price on the OTCBB on December 31, 2001 less the grant price of $5.50 $2.9375, $0.20 and $0.19 respectively.

/3/ Based on the closing price on the OTCBB on December 31, 2001 less the grant price of $2.94, $9.75, $7.125 $2.9375, $0.20 and $0.19 respectively.

/4/ Based on the closing price on the OTCBB on December 31, 2001 less the grant price of $6.94, $9.75, $7.125 $2.9375, $0.20 and $0.19 respectively.

Director Compensation

     Under our Directors' Stock Option Plan ("Directors' Plan"), each new non-employee director elected or appointed to the Board of Directors for the first time is granted an option to purchase 20,000 shares of Common and, upon re-election of a non-employee director at an annual meeting of our stockholders, such director is granted an option to purchase an additional 1,000 shares. As of December 31, 2001, a total of 91,000 shares are reserved for issuance upon exercise of options granted under the Directors' Plan and 30,500 shares were reserved for issuance upon exercise of options that may be granted in the future under the Directors' Plan.

     Mr. Erdahl holds options covering 26,000 shares under the Directors' Plan. Mr. Ireland holds options covering 25,000 shares under the Directors' Plan. Mr. Willmott and Mr. Mueller hold options covering 20,000 shares under the Directors' Plan.

     In addition, Messrs. Ireland, Erdahl and Mueller each hold an option expiring on June 19, 2011 to purchase 100,000 shares of Common Stock at $0.22 per share. Those options were not granted under the Directors' Plan.

     Compensation for 2001 to the non-employee directors was earned at the rate of $3,000 per quarter plus $1,000 per meeting attended of the Board and committees of the Board. The directors deferred a total of $49,000 in 2001 under the 2000-2001 Plan, which represented all of their compensation for that year.

Compensation Committee Interlocks and Insider Participation

     In August 1994, we formed a Compensation Committee to determine the compensation of the executive officers and to set the guidelines for compensation for our employees. During the fiscal year ended December 31, 2001, the Compensation Committee was comprised of Leland O. Erdahl and George R. Ireland. No member of the Compensation Committee has been or was during the fiscal year ended December 31, 2001, an officer or employee of any of our subsidiaries. In addition, no member of the Compensation Committee during the fiscal year ended December 31, 2001 had any relationship requiring disclosure under the caption "Certain Relationships and Related Transactions." No executive officer serves or served on the compensation committee of another entity during the fiscal year ended December 31, 2001 and no executive officer serves or served as a director of another entity who has or had an executive officer serving on the Compensation Committee.

Compensation Agreements with Key Executives

     In June 1997 we entered into Compensation Agreements with each of the executive officers named in the compensation table that provide that in the event of a change in control, the Chief Executive Officer and other executive officers will have certain rights and benefits for a period of thirty-six and twenty-four months, respectively, following such change in control. The agreements specify that the executive will continue to receive compensation and benefits for the remainder of the applicable period if we terminate the executive or if the executive terminates his employment following the occurrence of certain actions without the executive's consent. However, we are not obligated to provide such rights and benefits to the executive if the executive was terminated for cause.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following tables set forth, as of February 28, 2002, information regarding persons known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock. Shown separately in the second table below is information regarding the beneficial ownership of our Common Stock by
(i) each director, (ii) each of the executive officers, and (iii) all directors and executive officers as a group.

Principal Stockholders

==============================================================================================
Name and Address of Beneficial Owner             Amount and Nature of             Percent
                                                Beneficial Ownership/1/         of Class/2/
==============================================================================================
Rudolf J. Mueller                                    6,787,700/3/                  13.5%
c/o The Winchester Group
153 East 53/rd/ Street, Suite 5101
New York, NY 10022

Arnold Spellun                                       4,062,500/4/                   8.1%
529 Fifth Avenue
8/th/ Floor
New York, NY 10017

Robert M. Manning                                    3,987,350/5/                   8.0%
119 Cooper Ave.
Upper Montclair, NJ 07043

William D. Witter                                    3,750,000                      7.7%
153 East 53/rd/ Street
New York, NY 10022

Central Bank and Trust Co. Trustee of the John       3,500,000/6/                   7.0%
C. Mull IRA
P.O. Box 1366
Hutchinson, KS 67504-1366

==============================================================================================

____________________________

/1/ Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.

/2/ The shares owned by each person, and the shares included in the total number of shares outstanding, have been adjusted, and the percentages owned have been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. Shares subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

/3/ Includes (i) 78,300 shares owned by members of Mr. Mueller's family in which Mr. Mueller shares voting and dispositive power, and (ii) 1,125,000 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

/4/ Includes 937,500 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

/5/ Includes 618,750 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

/6/ Includes 750,000 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

Directors and Executive Officers

===============================================================================================
                 Name of                    Amount and Nature of         Percent of Class/2/
            Beneficial Owner               Beneficial Ownership/1/
===============================================================================================
            Paul K. Willmott                     494,512/3/                      1.0%

            Leland O. Erdahl                     157,323/4/                      0.3%

            George R. Ireland                    194,073/5/                      0.4%

            Rudolf J. Mueller                  6,887,700/6/                     13.5%

           Richard A. Van Horn                   148,416/7/                      0.3%

             Mark S. Pelizza                     320,568/8/                      0.6%

            Thomas H. Ehrlich                    112,060/9/                      0.2%

  All executive officers and directors
         as a group (7 persons)                8,314,652/10/                    16.3%
===============================================================================================

--------------------------------------------------------------------------------

/1/ Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.

/2/ The shares owned by each person, and the shares included in the total number of shares outstanding, have been adjusted, and the percentages owned have been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. Shares subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

/3/ Includes 451,249 shares that may be obtained by Mr. Willmott through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 954,201 shares that may be obtained by Mr. Willmott through the exercise of stock options exercisable more than 60 days from the date hereof.

/4/ Includes 124,250 shares that may be obtained by Mr. Erdahl through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 1,750 shares that may be obtained by Mr. Erdahl through the exercise of stock options exercisable more than 60 days from the date hereof.

/5/ Includes 123,500 shares that may be obtained by Mr. Ireland through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 1,500 shares that may be obtained by Mr. Ireland through the exercise of stock options exercisable more than 60 days from the date hereof.

/6/ Includes (i) 78,300 shares owned by members of Mr. Mueller's family in which Mr. Mueller shares voting and dispositive power, (ii) 1,125,000 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005 and (iii) 100,000 shares that may be obtained by Mr. Mueller through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 20,000 shares that may be obtained by Mr. Mueller through the exercise of stock options exercisable more than 60 days from the date hereof.

/7/ Includes 95,083 shares that may be obtained by Mr. Van Horn through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 548,917 shares that may be obtained by Mr. Van Horn through the exercise of stock options exercisable more than 60 days from the date hereof.

/8/ Includes 49,047 shares that may be obtained by Mr. Pelizza through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 523,850 shares that may be obtained by Mr. Pelizza through the exercise of stock options exercisable more than 60 days from the date hereof.

/9/ Includes 79,660 shares that may be obtained by Mr. Ehrlich through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 537,800 shares that may be obtained by Mr. Ehrlich through the exercise of stock options exercisable more than 60 days from the date hereof.

/10/ Includes 1,022,789 shares that may be obtained through the exercise of stock options that are currently exercisable or will become exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions

     In May 1995, we borrowed $6,000,000 from two mutual funds included in the Lindner Group and issued 6.5% secured convertible notes, convertible at $4.00 per share into shares of Common Stock and maturing on May 25, 1998. In addition, we issued warrants to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price of $4.00 per share to the two funds.

     In March 1998, we extended the maturity date of the loan to May 31, 2000, reduced the conversion price to $3.00 per share, reduced the exercise price of the warrants to $3.00 per share and extended expiration date of the warrants to May 31, 2000. In February 2000, the $6,000,000 loan and accrued interest of $334,000 was converted into 2,111,478 shares of our Common Stock. The warrants expired unexercised on May 31, 2000 except for warrants covering 500,000 shares, which were exercised in 1996 at $4.00 per share.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     See Index to Exhibits on page E-1 for a listing of the exhibits filed as part of this Annual Report.

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

Date: March 29, 2002

                URANIUM RESOURCES, INC.

                By:    /s/  Paul K. Willmott
                       ---------------------------------
                       Paul K. Willmott, President and
                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                                         Date
     ---------                                                         ----

     /s/  Paul K. Willmott                                        March 29, 2002
     -----------------------------------------------------
     Paul K. Willmott,
     Director, President and Chief Executive Officer

     /s/  Thomas H. Ehrlich                                       March 29, 2002
     -----------------------------------------------------
     Thomas H. Ehrlich,
     Vice President - Finance and Chief Financial Officer
     (Principal Financial and Accounting Officer)

     /s/  Leland O. Erdahl                                        March 29, 2002
     -----------------------------------------------------
     Leland O. Erdahl, Director

     /s/  George R. Ireland                                       March 29, 2002
     -----------------------------------------------------
     George R. Ireland, Director

     /s/  Rudolf J. Mueller                                       March 29, 2002
     -----------------------------------------------------
     Rudolf J. Mueller, Director

              URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
For The Years Ended December 31, 2001 and 2000

Independent Auditor's Report .............................................. F-2

Consolidated Balance Sheets ............................................... F-3

Consolidated Statements of Operations ..................................... F-5

Consolidated Statements of Common Shareholders' Deficit ................... F-6

Consolidated Statements of Cash Flows ..................................... F-7

Notes to Consolidated Financial Statements ................................ F-8


         The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Uranium Resources, Inc.:
Lewisville, Texas

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses due to depressed uranium prices and future working capital requirements are dependent on the Company's ability to generate profitable operations or raise additional capital. Should the Company not be able to generate profitable operations or raise additional capital, the Company in all likelihood will be forced to seek protection under the United States Bankruptcy Act. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN + ASSOCIATES LLP

Dallas, Texas
    March 18, 2002

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                 ------------------------------
                                                      2001             2000
                                                 -------------   --------------

  Current assets:
     Cash and cash equivalents                   $     549,043   $      212,523
     Receivables, net                                   10,884           20,883
     Materials and supplies inventory                   67,163           69,598
     Prepaid and other current assets                   17,011           19,912
                                                 -------------   --------------
          Total current assets                         644,101          322,916
                                                 -------------   --------------

  Property, plant and equipment, at cost:

     Uranium properties                             99,968,904       99,532,193
     Other property, plant and equipment               280,631          383,166
     Less-accumulated depreciation,
          depletion and impairment                 (99,542,028)     (99,141,105)
                                                 -------------   --------------
          Net property, plant and equipment            707,507          774,254

  Long-term investment:
          Certificate of deposit, restricted         1,423,377        2,858,895
    Other assets                                         4,299            4,299
                                                 -------------   --------------
                                                 $   2,779,284   $    3,960,364
                                                 =============   ==============

       The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                                      December 31,
                                                                          ------------------------------
                                                                                 2001            2000
                                                                          -------------     ------------
          Current liabilities:
             Accounts payable                                             $     121,163    $     199,183
             Current portion of long-term debt                                       --              581
             Current portion of restoration reserve                              83,000           83,000
             Other accrued liabilities                                          207,631          201,281
                                                                          -------------    -------------
                  Total current liabilities                                     411,794          484,045
                                                                          -------------    -------------

          Other long-term liabilities and deferred credits                    5,605,287        5,010,631

          Long-term debt, less current portion                                  585,000          585,000

          Commitments and contingencies (Notes 2, 6 and 12)

          Shareholders' deficit:
                  Common stock, $.001 par value, shares authorized:
                  2001- 100,000,000; 2000 -35,000,000
           shares issued and outstanding
           (net of treasury shares):
                  2001 - 48,992,278; 2000 - 22,740,366                           49,145           22,893

                  Paid-in capital                                            50,299,223       48,240,477
                  Accumulated deficit                                       (54,161,747)     (50,373,264)
                  Less:  Treasury stock (152,500 shares), at cost                (9,418)          (9,418)
                                                                          -------------    -------------
                       Total shareholders' deficit                           (3,822,797)      (2,119,312)
                                                                          -------------    -------------
                                                                          $   2,779,284    $   3,960,364
                                                                          =============    =============

         The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended December 31,
                                                              ------------------------------
                                                                   2001             2000

Revenues:
   Uranium sales -
        Produced uranium                                      $         --    $      121,954
        Purchased uranium                                               --           815,148
                                                              ------------    --------------
            Uranium sales                                                0           937,102

   Other uranium revenues                                               --           144,793
                                                              ------------    --------------
                Total revenues                                           0         1,081,895

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                                --           799,850
        Royalties                                                       --            16,626
        Operating expenses                                          55,668           734,118
        Provision for restoration and reclamation costs          2,072,399            12,387
        Depreciation and depletion                                  35,434           194,021
   Writedown of uranium properties and
      other uranium assets                                         474,549         1,414,868
                                                              ------------    --------------
                Total cost of uranium sales                      2,638,050         3,171,870
                                                              ------------    --------------

   Loss  from operations
      before corporate expenses                                 (2,638,050)       (2,089,975))

   Corporate expenses -
        General and administrative                               1,192,271         1,359,381
        Depreciation                                                14,446            22,572
                                                              ------------    --------------
                  Total corporate expenses                       1,206,717         1,381,953
                                                              ------------    --------------
Loss from operations                                            (3,844,767)       (3,471,928)

Other income (expense):
        Interest expense, net of capitalized interest              (43,745)         (126,859)
          Interest and other income, net                           100,029           365,435
                                                              ------------    --------------
Net loss                                                      $ (3,788,483)   $   (3,233,352)
                                                              ============    ==============
Net loss per common share:
     Basic                                                    $      (0.09)   $        (0.19)
                                                              ============    ==============
     Diluted                                                  $      (0.09)   $        (0.19)
                                                              ============    ==============

         The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                         Common Stock
                                   -------------------------      Paid-In       Accumulated    Treasury
                                    Shares          Amount        Capital         Earnings       Stock
                                                                                  (Deficit)
                                   ----------      ---------   --------------  --------------  ----------

                                   ----------      ---------   --------------  --------------  ----------
Balances, December 31, 1999        12,341,290      $  12,494   $   40,737,736  $  (47,139,912) $   (9,418)
                                   ----------      ---------   --------------  --------------  ----------

     Net loss                               -              -                -      (3,233,352)
     Common stock issuance for
          deferred compensation        67,598             68           25,282               -           -
     Common stock issuance for
          debt                      2,111,478          2,111        6,269,635               -           -
     Common stock issuance for
          services                    720,000            720          465,324               -           -

     Common stock issuance          7,500,000          7,500          742,500               -           -
Balances, December 31, 2000        22,740,366      $  22,893   $   48,240,477  $  (50,373,264) $   (9,418)
                                   ----------      ---------   --------------  --------------  ----------

     Net loss                               -              -                -      (3,788,483)          -

     Common stock issuance for
          services                    189,412            189             (189)              -           -

     Common stock issuance         26,062,500         26,063        2,058,935               -           -
                                   ----------      ---------   --------------  --------------  ----------
Balances, December 31, 2001        48,992,278      $  49,145   $   50,299,223  $  (54,161,747) $   (9,418)
                                   ==========      =========   ==============  ==============  ==========


       The accompanying notes to financial statements are an integral part of these consolidated statements.

                             URANIUM RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                                --------------------------------
                                                                     2001               2000
                                                                -------------     --------------
Cash flows from operations:

   Net loss                                                     $  (3,788,483)    $   (3,233,352)
   Reconciliation of net loss to cash used in operations-
        Provision for restoration and reclamation costs             2,072,399             12,387
        Depreciation and depletion                                     49,880            216,593
        Writedown of uranium properties and other assets              474,549          1,414,868
        Decrease in restoration and reclamation accrual            (1,612,893)          (784,220)
        Other non-cash items, net                                     147,852            207,679
                                                                -------------     --------------
Cash flow used in operations, before
   changes in operating working capital items                      (2,656,696)        (2,166,045)
Effect of changes in operating working capital items-
   Decrease in receivables                                              9,999          1,134,315
   Decrease in inventories                                              2,435             42,832
   (Increase) decrease in prepaid and other current assets              2,901             (3,206)
   Decrease  in payables and accrued liabilities                      (71,670)          (228,276)
                                                                -------------     --------------
Net cash used in operations                                        (2,713,031)        (1,220,380)

Investing activities:
   Decrease in investments                                          1,435,518            792,863
   (Additions) reductions to property, plant and equipment -
        Kingsville Dome                                               (99,621)            60,734
        Rosita                                                        (55,732)          (159,043)
        Vasquez                                                       (80,722)           (40,658)
        Churchrock                                                    (61,785)          (108,274)
        Crownpoint                                                   (151,156)           243,255
        Other property                                                (21,368)           (19,546)
                                                                -------------     --------------
Net cash provided by investing activities                             965,134            769,331

Financing activities:
   Proceeds from borrowings                                           250,000                  -
   Payments of principal                                                 (581)          (579,995)
   Issuance of common stock and warrants, net                       1,834,998            750,000
                                                                -------------     --------------
Net cash provided by financing activities                           2,084,417            170,005
                                                                -------------     --------------
Net increase (decrease) in cash and cash equivalents                  336,520           (281,044)
Cash and cash equivalents, beginning of period                        212,523            493,567
                                                                -------------     --------------
Cash and cash equivalents, end of period                        $     549,043     $      212,523
                                                                =============     ==============

     The accompanying notes to financial statements are an integral part of these consolidated statements.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Description of Company

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Uranium Resources, Inc. ("URI") and its wholly owned subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated in consolidation.

         URI was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach ("ISL") or solution mining process. The primary customers of the Company are major utilities who utilize nuclear power to generate electricity. The Company continuously evaluates the creditworthiness of its customers. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present the Company owns development properties in South Texas and in New Mexico. The Company's Rosita and Kingsville Dome uranium production facilities in South Texas resumed operations in June 1995 and March 1996. Production was ceased at both sites in the first quarter of 1999 when each of the production facilities were shut-in and placed on stand-by due to depressed uranium prices. Groundwater restoration activities are currently ongoing at both Kingsville Dome and Rosita.

Inventories

         Materials and supplies inventory at the Company's Kingsville Dome and Rosita sites is valued at the lower of average cost or market.

Property, Plant and Equipment

Uranium Properties

         Capitalization of Development Costs - All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized through a reduction in the net carrying value of the asset. Such reduction in net carrying value is recorded by increasing the accumulated depreciation and/or depletion related to the applicable property. (see Note 3 - "Uranium Properties - Property Realizability").

         Depreciation and Depletion - Depletion of uranium mineral interests and related development costs is computed on a property-by-property basis using the units-of-production method based on the proved and probable recoverable uranium reserves as estimated periodically by the Company's geologists and engineers. Depreciation and depletion is provided on the investment costs, net of salvage value, of the various uranium properties' production plants and related equipment using the estimated production life of the uranium reserves. Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

Other Property

         Other property consists of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation on other property is computed based upon the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Gain or loss on disposal of such assets is recorded as other income or expense as such assets are disposed.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



Capitalization of Interest

         The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. Interest capitalized in the twelve months ended December 31, 2001 and 2000 amounted to $0 and $61,000, respectively. Total interest costs in these periods were $44,000 and $188,000, respectively.

Restoration and Reclamation Costs

         Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality to the pre-existing mine area average quality. Accruals for the estimated future cost of restoration and reclamation are made on a per-pound basis as part of production costs, or when it is determined by an engineering study that an adjustment to the accrual is required. During the year ended December 31, 2001 the Company increased its accrual for restoration and reclamation costs by $2,072,000 as a result of revisions to the Company's estimates for future restoration and reclamation activities.

Revenue Recognition for Certain Uranium Sales

         The Company recognizes revenue from the sale of uranium under which substantially all of its obligations related to the delivery have been completed.

Earnings Per Share

         Net earnings (loss) per common share - basic has been calculated based on the weighted average shares outstanding during the year and net earnings
(loss) per common share - diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for the two years presented there were no dilutive securities included in any of these years.

         The weighted average number of shares used to calculate basic and diluted loss per share were 41,839,000 and 17,335,000 in 2001 and 2000, respectively. The potential common stock that was excluded from the calculation of diluted earnings per share were 9,161,537 and 3,605,094 in 2001 and 2000, respectively.

Unamortized Debt Issuance Costs

         Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

Consolidated Statements of Cash Flows

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Additional disclosures of cash flow information follow:

                                            Twelve Months Ended December 31,
                                               2001                 2000
                                         -----------------    -----------------
Cash paid during the period for:
     Interest                                $36,000               $110,000

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



         The change in inventories in the Consolidated Statements of Cash Flows during 2001 and 2000 excludes the changes in uranium inventories for non-cash capitalized restoration and depreciation and depletion provisions. Such decreases totaled ($0) and ($71,000), respectively.

         Additional non-cash transactions occurred in 2001 and 2000 and such transactions are summarized as follows:

In 2001, the Company issued approximately 189,000
shares of common stock to its regulatory counsel in
satisfaction of outstanding indebtedness.                     $       --

In 2001, the Company issued 3,125,000 shares of common stock to $250,000 certain private investors in satisfaction of outstanding indebtedness.

In 2000, the Company issued approximately 68,000 shares
of common stock to certain directors in satisfaction of
compensation deferred by those individuals.                   $   25,000

In 2000, the Company issued 720,000 shares of common
stock to its regulatory counsel in satisfaction of
outstanding indebtedness.                                     $  466,000

In 2000, the Company issued approximately 2,111,000
shares of common stock for the conversion of the
convertible note and accrued interest to Lindner
Investments and Lindner Dividend Fund.                        $6,272,000


Restricted Cash

         At December 31, 2001 and 2000 the Company had pledged a certificate of deposit of $1,423,000 and $2,859,000, respectively, in order to collateralize surety bonds required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

         In October 2000, the Company signed an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.2 million of Company funds pledged to secure the Company's restoration bonds. The entire $2.2 million has been released to the Company as of December 31, 2001. The funds were used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The agreement expired December 31, 2001. A Second Restoration Agreement was entered into in January 2002 covering January through April 2002. This agreement provides us access to approximately $600,000 during this four month period to continue to conduct restoration activities.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically regarding the Company's uranium properties, significant estimates were utilized in determining the carrying value of these assets. The actual value realized from these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

         Regarding the Company's reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs to complete the groundwater restoration and surface reclamation at the Company's mine sites. The actual cost to conduct these activities may vary significantly from the estimates.

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

Impact of Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 is required to be adopted on January 1, 2002. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003 and is currently evaluating the impact on its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, and anticipates no impact on its financial position or results of operations.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

         During 2000 and 2001, the Company sought to raise funds to permit it to continue operations until uranium prices increase to a level that will permit the Company to resume mining operations. In August 2000 and April 2001 the Company completed two private placements raising $750,000 and $2,085,000, respectively through the issuance of 7,500,000 and 26,062,500 shares of common stock, respectively, and warrants expiring in August 2005 to purchase an additional 5,625,000 shares of Common Stock. As adjusted for the April offering, the exercise price of the warrants is $0.14 per share. The funds raised in the private placements were used to fund the non-restoration overhead costs of the Company. The shares issued in the private placements represent approximately 69% of the outstanding Common Stock of the Company. The completion of the private placements resulted in a significant dilution of the current stockholders' equity in the Company.

         In addition, in October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.2 million of Company funds pledged to secure the Company's restoration bonds. The entire $2.2 million has been released to the Company as of December 31, 2001. The funds were used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The agreement expired December 31, 2001.

         A Second Restoration Agreement was entered into in January 2002 covering January through April 2002. This agreement provides us access to approximately $600,000 during this four month period to continue to conduct restoration activities. As a result of completing the Second Restoration Agreement, we believe that we have the cash to remain in business until mid 2002. Additional funds will be required in order for us to continue in business after that date.

         The Company will require additional capital resources to fund the development of its undeveloped properties. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which will enable the Company to operate profitably. Should the Company be unable to achieve profitable operations or raise additional capital, it may be forced to seek protection under federal bankruptcy laws. The accompanying financial statements do not purport to reflect or provide for the consequences of a possible bankruptcy proceeding. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amount that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business. These factors, raise substantial doubt concerning the ability of the Company to continue as a going concern.

3.       URANIUM PROPERTIES

Property Realizability

         The Company's potential illiquidity necessitated a reevaluation of the Company's method of valuing its uranium properties for accounting purposes. Prior to the fourth quarter of 1999, the Company had valued its uranium properties on a held for production basis, i.e., assuming that each property would be ultimately placed into production. Because of the Company's potential illiquidity, the Company determined that the liquidation value of the physical assets of each property best represented the fair market value of its long-term assets, and this valuation was used in determining the amount of impairment applicable to each of the Company's uranium properties.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

         The Company applied the discounted cash flow method for valuing the properties, because it represented the most reasonable method available. Under this method, the Company reduced the carrying value of its uranium properties by $1.4 million in 2000 and $475,000 in 2001 with a corresponding charge against earnings.

Kingsville Dome Property

         In 1981, the Company acquired an exploration property in South Texas, known as Kingsville Dome, from Exxon Corporation. After significant production in 1988-1990, the property was put on a standby basis because of low uranium prices, and production ceased in September 1990.

         Wellfield development activities began in December 1995 at Kingsville Dome which lead to the resumption of production at the property in March 1996. The Company ceased uranium production operations in the first quarter of 1999 and the property was placed on standby.

         Cost of uranium sales in 2000 and 2001 in the Consolidated Statements of Operations includes $500,000 and $29,000, respectively of costs incurred to maintain the facility while Kingsville Dome was on standby and not in production. At December 31, 2001, the Company believes that the property contains a significant amount of undeveloped mineralized uranium material. The Company has recorded impairment provisions in the years ended December 31, 2000 and 2001 of approximately $104,000 and $103,000,, respectively, for the Kingsville Dome property. The net carrying value of the property was approximately $389,000 at December 31, 2001.

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

         Cost of uranium sales in 2000 and 2001 in the Consolidated Statements of Operations includes $272,000 and $30,000, respectively of costs incurred to maintain the facility while Rosita was on standby and not in production. The Company has recorded impairment provisions in the years ended December 31, 2000 and 2001 of approximately $62,000 and $57,000, respectively for the Rosita property. The net carrying value of the property at December 31, 2001 was approximately $244,000.

Vasquez Property

         The Company holds four mineral leases on 842 gross and net acres located in southwestern Duval County, in south Texas.

         The secondary lease term for this property expired in February 2000. URI tendered payment under the shut-in royalty clause of the leases in 2000 and 2001 and also holds its rights to the property through continuous development clauses in the leases. The lessor returned the Company's shut-in royalty payments for 2000 and 2001 without disclosing their reasons for rejecting the Company's payment. The Company believes that it will continue to hold its rights to the property under either the shut-in royalty or the continuing development clauses of the lease. The leases provide for royalties based on uranium sales.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

         All of the required permits to begin uranium production for this property have been received from the Texas Natural Resource Conservation Commission and the Texas Department of Health.

         The Company has recorded impairment provisions in the years ended December 31, 2000 and 2001 of approximately $900,000 and $81,000, respectively for the Vasquez property. The net carrying value of the property was written down to zero at December 31, 2000 and 2001.

Churchrock Properties

         In December 1986, the Company acquired properties in the Churchrock region of New Mexico.

         In September 1991, an additional 200 acres of leases were obtained in exchange for a future production royalty payment which, based upon the expected selling price of the uranium production, may vary between 5% and 10%.

         Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties were written down to zero. Such writedown resulted in a pre-tax charge against earnings of approximately $109,000 and $62,000 in 2000 and 2001, respectively.

Crownpoint Property

         In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1996, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. In August 1993, the Company acquired approximately 959 acres of leases adjoining the Crownpoint properties. The net carrying value of these properties were written down to approximately $61,000 at December 31, 2001. Such writedown resulted in a pre-tax charge against earnings of approximately $200,000 and $151,000 in 2000 and 2001, respectively.

Santa Fe Properties

         In March 1997 the Company acquired the fee interest in 177,000 acres and the exploration rights through 2014 on an additional 346,000 acres in north western New Mexico. To maintain the exploration rights the Company must spend $200,000 per year on exploration through 2007 and $400,000 per year thereafter through 2014. The Company has been informed by the grantor of such rights that it is in default of our exploration commitment and that unless the default is cured the exploration agreement may be cancelled. The Company does not expect to be able to cure the alleged default within the time frame specified. The grantor has refused to waive the default. The Company does not believe that the loss of these exploration rights will have a material adverse effect on it.

         The net carrying value of the property at December 31, 2001 is zero. Impairment provisions resulted in a pre-tax charge against operations of approximately $18,000 and $17,000 in 2000 and 2001, respectively.

4.       CONTRACT COMMITMENTS

Sales Contracts


         Long-term contracts have historically been the primary source of revenue to the Company. Currently, the Company does not have any remaining scheduled uranium deliveries under contract.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

6.       LONG-TERM DEBT

Lindner Note

         On May 25, 1995 the Company borrowed an aggregate of $6 million from Lindner Investments and Lindner Dividend Fund (collectively the "Lender"), and issued secured convertible notes (the "Lindner Note"). The Lindner Note was initially issued for a term of three years and bore interest at an annual rate of 6.5% and was convertible at any time during the three-year term into 1.5 million shares of the Company's common stock at an initial conversion price of $4.00 per share. The Lender also received a three-year warrant to purchase 1.5 million shares of the Company's common stock at an initial price of $4.00 per share. In 1995, 500,000 warrants were exercised for $2.0 million. Certain others associated with the transaction were granted warrants and options to purchase up to 150,000 shares at an initial exercise price of $4.00 per share. As of December 31, 2001, these persons had exercised 62,500 shares of warrants under the agreement and 87,500 shares of warrants have expired.

         In March 1998, the Company and the Lender extended the maturity date of the Lindner Note to May 31, 2000. The note was convertible at any time during this term into 2.0 million shares of the Company's common stock at a conversion price of $3.00 per share. In connection with this transaction the Company allocated $408,000 to the value of the warrants resulting in an effective rate of 10% on the refinanced note. All costs associated with these warrants have been amortized.

         In February 2000, the entire $6,000,000 plus accrued interest of $334,000 were converted into 2,111,478 shares of the Company's common stock. The remaining warrants expired unexercised on May 31, 2000.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

Summary of Long-Term Debt

                                                                    At December 31,
                                                  ----------------------------------------------------
                                                             2001                          2000
                                                       -----------------             -----------------
Long-term debt of the Company consists of:
   Crownpoint property (Note 3)                        $        450,000              $        450,000
   Benton Convertible Note                                      135,000                       135,000
   Other                                                             --                           581
                                                       -----------------             -----------------
                                                                585,000                       585,581
   Less - Current portion                                            --                           581
                                                       -----------------             -----------------
      Total long-term debt                             $        585,000              $        585,000
                                                       =================             =================

Maturities of long-term debt are as follows:

For the Twelve Months Ended:                  For the Twelve Months Ended:
------------------------------                ------------------------------
December 31, 2001               $    --       December 31, 2004               $     --
December 31, 2002               $    --       December 31, 2005               $135,000
December 31, 2003               $    --       December 31, 2006 and beyond    $450,000

7.       RELATED-PARTY TRANSACTIONS

         See note 6 for conversion of Lindner Note.

8.       SHAREHOLDERS' DEFICIT

Common Stock

Common Stock Issued in 2000

         In 2000, the Company issued 67,598 shares of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan (the "Plan") in satisfaction of compensation deferred by those individuals.

         In August 2000, the Company raised $750,000 of equity by the issuance of 7.5 million shares of Common Stock at $0.10 per share to a group of private investors. The investors were also issued five-year warrants to purchase an aggregate of 5,625,000 shares of Common Stock at an exercise price of $0.14 per share that are exercisable through August 2005.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Common Stock Issued in 2001

         In April 2001, the Company raised an additional $1.8 million of equity by the issuance of 22.9 million shares of Common Stock at $0.08 per share to a group of private investors. An additional 3.1 million shares of Common Stock were issued to some of these investors in satisfaction of an outstanding loan of $250,000. Interest accrued on this loan at a rate of 11% per annum. In 2001 interest paid on this loan totaled $5,000.

Increase in Authorized Shares

         In March 2001, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.0001 per share (the "Common Stock'), from 35,000,000 to 100,000,000. Stockholders also approved an amendment to the Company's 1995 Stock Incentive Plan (the "1995 Plan"), to increase the number of shares of the Company's Common Stock eligible for issuance under the 1995 Plan from 1,250,000 shares to 4,000,000 shares.

Settlement of Regulatory Counsel Indebtedness

         The Company reached a compromise with its regulatory counsel settling an outstanding indebtedness of approximately $566,000 for a payment of $100,000 in cash, the assignment of certain claims, the issuance of 720,000 shares of Common Stock. In 2001, an additional 189,412 shares of Common Stock were issued in completion of the settlement agreement.

Lindner Note Conversion

         In February 2000, the Company converted the Lindner Note as discussed in Note 6, into 2,111,478 shares of common stock. See Note 6 - Long-Term Debt "Lindner Note" for further discussion.

Financial Advisors' Options

         On May 25, 1995, the Company granted options to purchase 150,000 shares at an initial conversion price of $4.00 per share to certain financial advisors associated with the Lindner Note transaction. The options were immediately exercisable. See note 6 for discussion of the exercise and expiration of such options.

Stock Options

Directors Stock Options

         On May 25, 1995, the Company granted options to certain directors of URI, to purchase 200,000 shares of the Company's common stock at an exercise price of $4.50 per share. All such options were immediately exercisable and were originally scheduled to expire May 24, 1998 or 30 days after the holder ceases to be a director of the Company or one year after such holder's death, whichever occurs first. In November 1997, the term of these options was extended for three years and the exercise price was increased to $4.75 per share. In May 2001 these options expired unexercised.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

         On August 16, 1995, the Company granted options to a director of URI, to purchase 100,000 shares of the Company's common stock at an exercise price of $8.38 per share which was the fair market value of a share of common stock on August 16, 1995. Such options were immediately exercisable and were originally scheduled to expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after his death, whichever occurs first. In November 1997, the term of these options was extended for three years and the exercise price was increased to $8.63 per share. In June 2001 these options expired unexercised.

         On June 19, 2001, the Company granted options to certain directors of URI to purchase 300,000 shares of the Company's common stock at an exercise price of $0.22 per share. All such options are immediately exercisable and are scheduled to expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder's death, whichever occurs first. None of these options has been exercised as of December 31, 2001.

Options Issuable for Deferred Compensation

         The Company has a 1999 Deferred Compensation Plan (the "1999 Plan") and a 2000-2001 Deferred Compensation Plan (the "2000-2001 Plan") whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2001.

         Under the 1999 Deferred Compensation Plan (the "1999 Plan") executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of $241,690 was deferred under the 1999 Plan of which $133,450 was paid by issuing 355,861 shares of Common Stock at $0.375 per share.

         The Company also has a 2000-2001 Deferred Compensation Plan (the "2000-2001 Plan"). Under that plan executive officers and directors were permitted to defer up to 100% of their 2000 and 2001 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share. As of December 31, 2001, a total of $336,090 has been deferred under that plan and no elections have yet been made to convert any such amounts into shares.

Market for Common Stock

         Before March 24, 1999 the Company's Common Stock was traded on NASDAQ National Market under the trading symbol URIX. On March 23, 1999, the common stock was delisted from the NASDAQ National Market. From March 24, 1999 through November 13, 2000 the stock was quoted on the Over the Counter Bulletin Board (the "OTCBB"). On November 14, 2000 the stock became ineligible for trading on the OTCBB and began trading on the Pink Sheets. Commencing August 22, 2001 the stock again was quoted on the OTCBB.

9.       STOCK-BASED COMPENSATION PLANS

         The Company has three stock option plans, the Employees' Stock Option Plan, the 1995 Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("FAS 123"), the Company's net loss and loss per share ("EPS") for the year ended December 31, 2001 and 2000 would have been adjusted to the following pro forma amounts:

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                                                           2001              2000
                                                           ----              ----
              Net Earnings (Loss):      As reported  $ (3,788,483)     $  (3,233,352)
                                          Pro forma  $ (3,905,786)     $  (3,320,907)

                        Basic EPS:      As reported  $      (0.09)     $       (0.09)
                                          Pro forma  $      (0.09)     $       (0.09)

                      Diluted EPS:      As reported  $      (0.09)     $       (0.19)
                                          Pro forma  $      (0.09)     $       (0.19)

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000, respectively: expected volatility of 101% and 99% and risk-free interest rates of 5.6% and 6.5%. An expected life of 7.4 and 4.3 years was used for options granted to the employees and directors, respectively.

         The FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The Directors' Stock Option Plan provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company's annual meeting. Currently there are 91,000 stock options outstanding under the Directors' Stock Option Plan. Also, on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the Employees' Stock Option Plan. All of the previously outstanding options were canceled upon the effectiveness of the new options. On August 10, 1994, the Board of Directors increased the available options under the Employees' Stock Option Plan and the Directors' Stock Option Plan to 850,000 options and 150,000 options, respectively. On October 11, 1995, the Board of Directors elected to discontinue grants under the Employees' Stock Option Plan with the adoption of a stock incentive plan covering key employees. The 1995 Stock Incentive Plan provided for the grant of a maximum of 750,000 stock options. These options may be incentive or nonqualified stock options. On June 5, 1998, the Company's stockholders approved an increase in the available shares under the Stock Incentive Plan to 1,250,000. During 2000 the Company's board of directors approved an increase the available shares under the Stock Incentive Plan to 4,000,000, subject to stockholder approval. Such approval was received in March 2001. As of December 31, 2001, there are 2,588,795 shares subject to outstanding options under the 1995 Stock Incentive Plan.

Additional details about the options granted under the stock option plans are as follows:

                                                               ------------------------------------------------------
                                                                               At December 31, 2001
                                                               ------------------------------------------------------
                                                                Options
                                      Exercise      Options     Available     Options      Options        Options
           Date of Grant                Price       Granted        for       Exercised     Canceled     Outstanding
                                                                Exercise
---------------------------------------------------------------------------------------------------------------------
January 15, 1992                      $2.94           617,248       14,437      327,625       275,186         14,437
May 22, 1992                          $3.00             2,000           --        1,000         1,000             --
=====================================================================================================================
   Balances at December 31, 1992                      619,248       14,437      328,625       276,186         14,437
=====================================================================================================================
February 26, 1993                     $2.50            10,000           --        2,500         7,500             --
May 27, 1993                          $3.50             2,000           --          500         1,500             --
=====================================================================================================================
   Balances at December 31, 1993                      631,248       14,437      331,625       285,186         14,437
=====================================================================================================================

July 11, 1994                         $4.38            20,000       20,000           --            --         20,000
August 10, 1994                       $4.25           140,000       19,000        1,000       120,000         19,000

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                                                               ---------------------------------------------------
                                                                               At December 31, 2001
                                                               ---------------------------------------------------
                                                                 Options
                                      Exercise      Options     Available     Options      Options       Options
           Date of Grant                Price       Granted        for       Exercised     Canceled    Outstanding
                                                                Exercise
------------------------------------------------------------------------------------------------------------------
December 15, 1994                     $  5.88         3,000        2,000           --         1,000          2,000
------------------------------------------------------------------------------------------------------------------
   Balances at December 31, 1994                    794,248       55,437      332,625       406,186         55,437
------------------------------------------------------------------------------------------------------------------
February 24, 1995                     $  4.13       210,000      100,000           --       110,000        100,000
April 12, 1995                        $  3.88        10,000       10,000           --            --         10,000
May 26, 1995                          $  3.75        40,000       20,000           --        20,000         20,000
August 16, 1995                       $  8.38       100,000      100,000           --            --        100,000
August 31, 1995                       $  6.88       127,508       40,200           --        87,308         40,200
October 11, 1995                      $  6.94        35,000       35,000           --            --         35,000
December 19, 1995                     $  5.50         3,000        2,000           --         1,000          2,000
------------------------------------------------------------------------------------------------------------------
   Balances at December 31, 1995                  1,319,756      362,637      332,625       624,494        362,637
------------------------------------------------------------------------------------------------------------------
February 22, 1996                     $  9.75       178,810       65,880           --       112,930         65,880
May 29, 1996                          $ 17.00         3,000        2,000           --         1,000          2,000
May 30, 1996                          $ 16.13        75,000           --           --        75,000             --
July 22, 1996                         $ 11.13        50,000           --           --        50,000             --
------------------------------------------------------------------------------------------------------------------
   Balances at December 31, 1996                  1,626,566      430,517      332,625       863,424        430,517
------------------------------------------------------------------------------------------------------------------
February 10, 1997                     $ 7.125       182,405       67,915           --       114,490         67,915
April 1, 1997                         $  5.50        55,000       55,000           --            --         55,000
May 1, 1997                           $  5.00         3,000        2,000           --         1,000          2,000
------------------------------------------------------------------------------------------------------------------
   Balances at December 31, 1997                  1,866,971      555,432      332,625       978,914        555,432
------------------------------------------------------------------------------------------------------------------
February 23, 1998                     $2.9375       172,000       86,250           --        57,000        115,000
June 5, 1998                          $  2.50         3,000        1,500           --         1,000          2,000
------------------------------------------------------------------------------------------------------------------
   Balances at December 31, 1998                  2,041,971      643,182      332,625     1,036,914        672,432
------------------------------------------------------------------------------------------------------------------
June 18, 1999                         $  0.25         2,000        1,000           --            --          2,000
------------------------------------------------------------------------------------------------------------------
   Balances at December 31, 1999                  2,043,971      644,182      332,625     1,036,914        674,432
------------------------------------------------------------------------------------------------------------------
September 27, 2000                    $  0.20     2,250,000      562,500           --            --      2,250,000
------------------------------------------------------------------------------------------------------------------
   Balances at December 31, 2000                  4,293,971    1,206,682      332,625     1,036,914      2,924,432
------------------------------------------------------------------------------------------------------------------
February 28, 2001                     $  0.19       475,500      158,498           --            --        475,500
------------------------------------------------------------------------------------------------------------------
June 19, 2001                         $  0.22        20,000           --           --            --         20,000
------------------------------------------------------------------------------------------------------------------
   Balances at December 31, 2001                  4,789,471    1,365,180      332,625     1,036,914      3,419,932
==================================================================================================================

         The exercise price for the options granted under the stock option plans has been the market price of the common stock on the date granted. The terms of the options provide that no options may be exercised for one year after grant, and then for ratable exercise over the subsequent four-year period, with a total exercisable period of ten years.

         The exercise price for the options granted under the Stock Incentive Plan has been the market price of the common stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years. The weighted average fair value of options granted in 2001 and 2000 were $0.16 and $0.15, respectively.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

10.    FEDERAL INCOME TAXES

       The deferred federal income tax asset consists of the following:

                                                            December 31,
                                                  ------------------------------
                                                      2001             2000
                                                  --------------  --------------

Property development costs - net of amortization  $   9,645,000   $  10,396,000
Accelerated depreciation                               (118,000)       (114,000)
Restoration reserves                                  1,674,000       1,517,000
Net operating loss and percentage
   depletion carryforwards                               16,000          15,000
Valuation allowance and other - net                 (11,217,000)    (11,814,000)
                                                  -------------   -------------
     Total deferred income tax asset              $           0   $           0
                                                  =============   =============


Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:
                                   For the Twelve Months Ended December 31,
                                       2001                       2000
                            -------------------------  ------------------------
                                             % of                       % of
                               Amount        Pretax       Amount       Pretax
                               ------        Income       ------       Income
                                             ------                    ------

      Pretax loss           $(3,788,483)                $(3,233,352)
                            -----------   ----------    -----------   --------
      Pretax loss times
        statutory tax rate   (1,288,000)         (34%)   (1,099,000)       (34%)
      Increases in taxes
        resulting from:
         Percentage
      depletion               1,288,000           34%     1,099,000         34%
                            -----------   ----------    -----------   --------
      Income tax benefit    $         0            0%   $         0          0%
                            ===========   ==========    ===========   ========


         The Company's net operating loss carryforwards generated in 2001 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax ("AMT") rates imposed by the 1986 Tax Reform Act ("the 86 ACT"). It is assumed that these deferred tax assets will be realized at such rates.

         At December 31, 2001, approximately $45,418,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. The Company received refunds of $183 and $1,115 from prior year's federal income payments in 2001 and 2000, respectively.

         The Company also has available for regular federal income tax purposes at December 31, 2001 estimated net operating loss ("NOL") carryforwards of approximately $36,793,000 which expire primarily in 2004 through 2021, if not previously utilized. Following the sale of stock in 2001 described in Note 2, use of the Company's NOL will be severely limited on an annual and aggregate basis. For this reason, the NOL is not included as a deferred tax asset in the table above.

                            Uranium Resources, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


11.  OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

                                                              December 31,
                                                       -------------------------
                                                           2001          2000
                                                       ------------ ------------
Reserve for future restoration and reclamation costs,
   net of current portion of $83,000 in
   2001 and 2000 (Note 1)                              $ 4,730,161  $  4,270,655
Long-term accounts and interest payable                     11,796         3,696
Royalties payable                                          500,000       500,000
Deferred compensation                                      363,330       236,280
                                                       -----------  ------------
                                                       $ 5,605,287  $  5,010,631
                                                       ===========  ============

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

13.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. The Company is unable to assess the fair value of its debt instrument at December 31, 2001 due to the Company's financial position and its inability to secure comparable financing.

14.  SUBSEQUENT EVENT

     On December 4, 2001, the Company commenced an action in the 229/th/ Judicial District Court in Duvall County, Texas against the lessors for the Vasquez property to declare that the leases remain in full force and effect. The lease term expired in February 2000. The leases contain clauses that permit the extension of the term of the leases if the Company is engaged in operations designed to establish production. In addition the leases permit the Company to pay a per acre royalty to extend the term. The Company tendered payment of the required royalty in 2000, 2001 and 2002. The lessor returned all such payments without disclosing their reasons for rejecting the payment. The Company believes that it continues to hold its rights to the property under either the shut-in royalty or the continuing development clauses of the leases. The Company has been informed that the lessors granted a lease to a third party, Everest Exploration, that was contingent upon the termination of the leases. Everest has moved to intervene and has asserted a claim that the leases have expired. While the Company believes that the leases remain in full force and effect, the Company is unable to predict the outcome of this case.

                                  EXHIBIT INDEX

Exhibit
Number                                   Description

  3.1* Restated Certificate of Incorporation of the Company, as amended (filed with the Company's Annual Report on Form 10-K dated March 27,
            1997).

  3.1.1* Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company's Quarterly Report on Form 10-Q dated August 16, 1999, SEC File Number 000-17171).

  3.1.2* Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

  3.2* Restated Bylaws of the Company (filed with the Company's Form S-3 Registration No. 333-17875 on December 16, 1996).

  4.1* Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

  10.1* Amended and Restated Directors Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00349 on January 22, 1996).

  10.2* Amended and Restated Employee's Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00403 on January 24, 1996).

  10.3* Amended and restated 1995 Stock Incentive Plan (filed with the Company's Form SB-2 Registration No. 333-73014 on November 8, 2001).

  10.4* Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and Leland O. Erdahl (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).

  10.5* Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and George R. Ireland (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).

  10.6* Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and Rudolf J. Mueller (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).

  10.7* Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20,
            1990).

  10.9* License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company's Annual Report on Form 10-K dated March 31, 1997, SEC File Number 000-17171).

________________________

* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.

Exhibit
Number                                   Description

  10.12* Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company's Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

  10.13* Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company's Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

  10.14* Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company's Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

  10.15* Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company's Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

  10.16* Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated March 31, 1999, SEC File Number 000-17171).

  10.18* Kingsville Dome and Rosita Mines Agreement dated October 11, 2000 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

  10.19 Second Kingsville Dome and Rosita Mines Agreement dated January 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company.

  10.20 Agreed Order dated March 8, 2002 between the Texas Department of Health and URI, Inc.

  16* Letter on change in certifying accountant (filed with the Company's Form 8-K dated February 21, 2001, SEC File Number 000-17171).

  21* List of subsidiaries (filed with the Company's Registration Statement on Form SB-2 Registration No. 333-73014 on November 8,
            2001).



___________________________

* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.