Form 10QSB/A
period 2001-09-30
URANIUM RESOURCES INC /DE/
filed 2002-05-07
CIK 839470

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                 FORM 10-QSBA


     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -------
  Exchange Act of 1934


             For the quarterly period ended September 30, 2001 or

  _______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            URANIUM RESOURCES, INC.
                            -----------------------

                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (NOTE 1)
               -------------------------------------------------

                                    ASSETS

                                                                      September 30,                    December 31,
                                                                    -------------------            ---------------------
                                                                           2001                            2000
                                                                    -------------------            ---------------------
                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                      $          1,280,417           $              212,523
   Receivables, net                                                             10,884                           20,883
   Materials and supplies inventory                                             67,775                           69,598
   Prepaid and other current assets                                             20,871                           19,912
                                                                    -------------------            ---------------------
        Total current assets                                                 1,379,947                          322,916
                                                                    -------------------            ---------------------

Property, plant and equipment, at cost:
   Uranium properties                                                       99,889,689                       99,532,193
   Other property, plant and equipment                                         280,436                          383,166
   Less-accumulated depreciation and depletion                             (99,452,459)                     (99,141,105)
                                                                    -------------------            ---------------------
        Net property, plant and equipment                                      717,666                          774,254

Long-term investment:
     Certificate of deposit, restricted                                      1,793,460                        2,858,895
Other assets                                                                     4,299                            4,299
                                                                    -------------------            ---------------------
                                                                  $          3,895,372           $            3,960,364
                                                                    ===================            =====================

 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (NOTE 1)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                        September 30,                    December 31,
                                                                    --------------------            --------------------
                                                                           2001                             2000
                                                                    --------------------            --------------------
                                                                        (Unaudited)
Current liabilities:
   Accounts payable                                               $              88,406           $             199,183
   Current portion of long-term debt                                                --                              581
   Current portion of restoration reserve                                        83,000                          83,000
   Other accrued liabilities                                                    529,661                         201,281
                                                                    --------------------            --------------------
        Total current liabilities                                               701,067                         484,045
                                                                    --------------------            --------------------

Other long-term liabilities and deferred credits                              3,939,941                       5,010,631

Long-term debt, less current portion                                            585,000                         585,000

Shareholders' equity:
        Common stock, $0.001 par value, shares authorized:
        2001 - 100,000,000 and 2000 - 35,000,000
        shares issued and outstanding (net of treasury shares):
        2001 - 48,992,278 and 2000 - 22,740,366                                  49,145                          22,893

        Paid-in capital                                                      50,299,223                      48,240,477
        Accumulated deficit                                                 (51,669,586)                    (50,373,264)
        Less:  Treasury stock (152,500 shares), at cost                          (9,418)                         (9,418)
                                                                    --------------------            --------------------
             Total shareholders' deficit                                     (1,330,636)                     (2,119,312)
                                                                    --------------------            --------------------
                                                                  $           3,895,372           $           3,960,364
                                                                    ====================            ====================

 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (NOTE 1)
                                  (Unaudited)

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                         September 30,
                                                       ------------------------------------   ------------------------------------
                                                             2001                2000              2001                 2000
                                                       ----------------    ----------------   ----------------    ----------------
Revenues:
   Uranium sales -
        Produced uranium                              $            --     $            --    $            --     $        121,954
        Purchased uranium                                          --                  --                 --              815,148
                                                       ----------------    ----------------   ----------------    ----------------
          Uranium sales                                            --                  --                 --              937,102

Other uranium revenues                                             --                  --                 --              144,793
                                                       ----------------    ----------------   ----------------    ----------------
               Total revenue                                       --                  --                 --            1,081,895

Costs and expenses:
   Cost of uranium sales -
        Direct cost of purchased uranium                           --                  --                 --              799,850
        Royalties                                                  --                  --                 --               16,626
        Operating expenses                                      19,746              32,877             42,114             650,056
        Provision for restoration and reclamation costs            --                  --                 --               12,297
        Depreciation and depletion                               8,393              24,985             28,796             180,912
        Writedown of uranium properties                        158,296             195,463            357,730             470,186
                                                       ----------------    ----------------   ----------------    ----------------
          Total cost of uranium sales                          186,435             253,325            428,640           2,129,927
                                                       ----------------    ----------------   ----------------    ----------------

   Loss from operations
      before corporate expenses                               (186,435)           (253,325)          (428,640)         (1,048,032)

   Corporate expenses -
        General and administrative                             281,917             343,682            900,833           1,157,961
        Depreciation                                             2,916               6,483             11,814              18,039
                                                       ----------------    ----------------   ----------------    ----------------
          Total corporate expenses                             284,833             350,165            912,647           1,176,000
                                                       ----------------    ----------------   ----------------    ----------------
Loss from operations                                          (471,268)           (603,490)        (1,341,287)         (2,224,032)

Other income (expense):
        Interest expense, net of capitalized interest           (2,064)            (32,510)           (38,259)            (86,252)
        Interest and other income, net                          22,628              55,499             83,224             287,601
                                                       ----------------    ----------------   ----------------    ----------------
          Total other income                                    20,564              22,989             44,965             201,349
                                                       ----------------    ----------------   ----------------    ----------------
Loss before federal income taxes                              (450,704)           (580,501)        (1,296,322)         (2,022,683)

Federal income tax benefit:
   Current                                                         --                  --                 --                  --
   Deferred                                                        --                  --                 --                  --
                                                       ----------------    ----------------   ----------------    ----------------
Net loss                                              $       (450,704)   $       (580,501)  $     (1,296,322)   $     (2,022,683)
                                                       ================    ================   ================    ================

Net loss per common share and
  common equivalent (basic and diluted)               $          (0.01)   $          (0.03)  $          (0.03)   $          (0.13)
                                                       ================    ================   ================    ================

Weighted average common shares and common
   equivalent shares per share data
    Basic                                                   48,992,278          18,451,670         39,428,923          15,519,974
                                                       ================    ================   ================    ================
    Diluted                                                 48,992,278          18,451,670         39,428,923          15,519,974
                                                       ================    ================   ================    ================

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (NOTE 1)
                                  (Unaudited)

                                                                                       September 30
                                                                            ------------------------------------
                                                                                  2001               2000
                                                                            ----------------    ----------------
Cash flows from operations:
   Net loss                                                               $      (1,296,322)  $      (2,022,683)
   Reconciliation of net loss to cash provided by operations-
        Provision for restoration and reclamation costs                                 --               12,297
        Depreciation and depletion                                                   40,610             198,951
        Writedown of uranium properties                                             357,730             470,186
        Decrease in restoration and reclamation accrual                          (1,174,502)           (412,031)
        Other non-cash items, net                                                   119,931             178,552
                                                                            ----------------    ----------------
Cash flow used in operations, before changes in
   operating working capital items                                               (1,952,553)         (1,574,728)
Effect of changes in operating working capital items-
   Decrease in receivables                                                            9,999           1,134,088
   Decrease in inventories                                                            1,823              48,064
   Increase in prepaid and other current assets                                        (959)             (1,614)
   Increase (decrease) in payables and accrued liabilities                          217,603             (89,916)
                                                                            ----------------    ----------------

Net cash used in operations                                                      (1,724,087)           (484,106)
                                                                            ----------------    ----------------

Investing activities:
   Decrease in investments                                                        1,065,435             259,130
   (Additions to) proceeds from  property, plant and equipment -
        Kingsville Dome                                                             (92,769)             69,573
        Rosita                                                                      (45,744)           (111,290)
        Vasquez                                                                     (65,141)            (40,043)
        Churchrock                                                                  (33,353)            (92,782)
        Crownpoint                                                                 (100,711)            265,279
        Other property                                                              (20,153)            (17,015)

                                                                            ----------------    ----------------
Net cash provided by investing activities                                           707,564             332,852
                                                                            ----------------    ----------------

Financing activities:
   Payments and refinancings of principal                                              (581)           (579,875)
   Proceeds from borrowings                                                         250,000                 --
   Issuance of common stock and warrants, net                                     1,834,998             750,000

                                                                            ----------------    ----------------
Net cash provided by financing activities                                         2,084,417             170,125
                                                                            ----------------    ----------------

Net increase in cash and cash equivalents                                         1,067,894              18,871
Cash and cash equivalents, beginning of period                                      212,523             493,567
                                                                            ----------------    ----------------

Cash and cash equivalents, end of period                                  $       1,280,417   $         512,438
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

         General and administrative expenses decreased to $913,000 in the nine months of 2001 from $1,176,000 in the nine months of 2000 as a result of lower salaries, reduced staff and other cost reductions.

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



                                 URANIUM RESOURCES, INC.




Dated:  May 6, 2002             By:   /s/   Paul K. Willmott
                                   ----------------------------

                                   Paul K. Willmott

                                   Director, President and

                                   Chief Executive Officer





Dated:  May 6, 2002             By:   /s/   Thomas H. Ehrlich
                                   -----------------------------

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

  10.3*     Amended and restated 1995 Stock Incentive Plan.

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


______________________
* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.

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

  16*        Letter on change in certifying accountant.



_________________
* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.