Form 10QSB
period 2002-03-31
URANIUM RESOURCES INC /DE/
filed 2002-05-15
CIK 839470

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


     X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -------                     Exchange Act of 1934


                For the quarterly period ended March 31, 2002 or

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

 Common Stock, $0.001 par value                48,992,278 as of May 10, 2002


-------------------------------------------------------------------------------

                            URANIUM RESOURCES, INC.
                   2002 FIRST QUARTERLY REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets-
               March 31, 2002 (Unaudited) and December 31, 2001                               3

           Consolidated Statements of Operations -
               Three Months Ended March 31, 2002 and 2001 (Unaudited)                         5

           Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2002 and 2001 (Unaudited)                         6

           Notes to Consolidated Financial Statements -
                March 31, 2002 (Unaudited)                                                    7

Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operations                                                     8


PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings                                                                9

Item 2.      Changes in Securities and Use of Proceeds                                        9

Item 3.      Defaults Upon Senior Securities                                                  9

Item 4.      Submission of Matters to a Vote of Security Holders                              9

Item 5.      Other Information                                                                9

Item 6.      Exhibits and Reports on Form 8-K.                                                9

SIGNATURES                                                                                   10

INDEX TO EXHIBITS                                                                            E-1


                                            URANIUM RESOURCES, INC.

                                          CONSOLIDATED BALANCE SHEETS

                                                    ASSETS


                                                 March 31,                    December 31,
                                            ----------------------------------------------
                                                   2002                           2001
                                            ---------------                ---------------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                 $       236,948                $       549,043
  Receivables, net                                   12,903                         10,884
  Materials and supplies inventory                   66,205                         67,163
  Prepaid and other current assets                   17,011                         17,011
                                            ---------------                ---------------
    Total current assets                            333,067                        644,101
                                            ---------------                ---------------

Property, plant and equipment, at cost:
  Uranium properties                             41,759,606                     41,789,736
  Other property, plant and equipment               280,826                        280,631
  Less-accumulated depreciation
   and depletion                                (41,307,077)                   (41,362,860)
                                            ---------------                ---------------
    Net property, plant and equipment               733,355                        707,507

  Long-term investment:
    Certificate of deposit, restricted            1,397,515                      1,423,377

Other assets                                          4,299                          4,299
                                            ---------------                ---------------
                                            $     2,468,236                $     2,779,284
                                            ===============                ===============

      The accompanying notes to financial statements are an integral part of these consolidated statements.

                            URANIUM RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                              March 31,                    December 31,
                                                           ---------------------------------------------
                                                                2002                           2001
                                                           --------------                 --------------
                                                             (Unaudited)
Current liabilities:
  Accounts payable                                         $     93,051                   $    121,163
  Current portion of restoration reserve                         83,000                         83,000
  Other accrued liabilities                                     558,143                        207,631
                                                           --------------                 --------------
     Total current liabilities                                  734,194                        411,794
                                                           --------------                 --------------

Other long-term liabilities and deferred credits              5,342,235                      5,605,287

Long-term debt, less current portion                            585,000                        585,000

Shareholders' deficit:
     Common stock, $.001 par value, shares authorized:
     100,000,000; shares issued and outstanding
     (net of treasury shares): 2002 - 48,992,278
     2001 - 48,992,278                                           49,145                         49,145


     Paid-in capital                                         50,299,223                     50,299,223
     Accumulated deficit                                    (54,532,143)                   (54,161,747)
     Less:  Treasury stock (152,500 shares), at cost             (9,418)                        (9,418)
                                                           --------------                 --------------
    Total shareholders' deficit                              (4,193,193)                    (3,822,797)
                                                           --------------                 --------------
                                                           $  2,468,236                   $  2,779,284
                                                           ==============                 ==============

              The accompanying notes to financial statements are an integral part of these  consolidated statements.

                                                                 4

                            URANIUM RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                             -------------------------------------------
                                                                                  2002                         2001
                                                                             --------------               --------------
Revenues:
  Uranium sales -                                                            $            -               $            -
                                                                             --------------               --------------
    Total revenue                                                                         -                            -

Costs and expenses:
  Cost of uranium sales -
    Operating expenses                                                               15,729                       16,587
    Depreciation and depletion                                                        7,191                       10,768
    Writedown of uranium properties and
     other uranium assets                                                           117,305                      116,496
                                                                             --------------               --------------
      Total cost of uranium sales                                                   140,225                      143,851
                                                                             --------------               --------------

Loss from operations before corporate expenses                                     (140,225)                    (143,851)

Corporate expenses -
  General and administrative                                                        242,886                      352,762
  Depreciation                                                                        2,074                        4,303
                                                                             --------------               --------------
    Total corporate expenses                                                        244,960                      357,065
                                                                             --------------               --------------
Loss from operations                                                               (385,185)                    (500,916)

Other income (expense):
  Interest expense, net of capitalized interest                                      (4,623)                      (7,059)
  Interest and other income, net                                                     19,412                       36,169
                                                                             --------------               --------------
Net loss                                                                     $     (370,396)              $     (471,806)
                                                                             ==============               ==============

Net loss per common share:
  Basic                                                                      $        (0.01)              $        (0.02)
                                                                             ==============               ==============
  Diluted                                                                    $        (0.01)              $        (0.02)
                                                                             ==============               ==============

Weighted average common shares and common
 equivalent shares per share data
  Basic                                                                          48,992,278                   22,879,268
                                                                             ==============               ==============
  Diluted                                                                        48,992,278                   22,879,268
                                                                             ==============               ==============

      The accompanying notes to financial statements are an integral part of these consolidated statements.

                                    URANIUM RESOURCES, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                          Three Months Ended
                                                                                  March 31,
                                                                   -----------------------------------------
                                                                         2002                     2001
                                                                   ----------------         ----------------
Cash flows from operations:
  Net loss                                                         $       (370,396)        $       (471,806)
  Reconciliation of net loss to cash used in operations-
     Depreciation and depletion                                               9,265                   15,071
     Writedown of uranium properties and other assets                       117,305                  116,496
     Decrease in restoration and reclamation accrual                       (392,255)                (387,470)
     Other non-cash items, net                                               36,203                   36,203
                                                                   ----------------         ----------------
Cash flow used in operations, before
  changes in operating working capital items                               (599,878)                (691,506)
Effect of changes in operating working capital items-
  (Increase) decrease in receivables                                         (2,019)                   9,999
  Decrease in inventories                                                       958                    2,932
  Increase in prepaid and other current assets                                    -                  (12,370)
  Increase in payables and accrued liabilities                              415,400                  350,985
                                                                   ----------------         ----------------

Net cash used in operations                                                (185,539)                (339,960)

Investing activities:
  Decrease in investments                                                    25,862                  367,318
  Additions to property, plant and equipment -
     Kingsville Dome                                                        (71,304)                 (29,151)
     Rosita                                                                 (10,535)                  (5,354)
     Vasquez                                                                (61,904)                 (37,733)
     Churchrock                                                              (2,665)                 (16,871)
     Crownpoint                                                              (4,705)                 (22,806)
     Other property                                                          (1,305)                  (4,198)
                                                                   ----------------         ----------------

Net cash provided by (used in) investing activities                        (126,556)                 251,205

Financing activities:
  Proceeds from borrowings                                                        -                  250,000
  Payments of principal                                                           -                     (581)
                                                                   ----------------         ----------------
Net cash provided by financing activities                                         0                  249,419
                                                                   ----------------         ----------------
Net increase (decrease) in cash and cash equivalents                       (312,095)                 160,664
Cash and cash equivalents, beginning of period                              549,043                  212,523
                                                                   ----------------         ----------------
Cash and cash equivalents, end of period                           $        236,948         $        373,187
                                                                   ================         ================


               The accompanying notes to financial statements are an integral part of these consolidated statements.



                            URANIUM RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)


1.  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 2001 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2002.


2.  FUTURE OPERATIONS

  The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because uranium prices were depressed to a level below the cost of production, the Company ceased production activities in 1999 at both of its two producing properties. In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The market price of uranium continues to be below the Company's cost to produce uranium and the price needed to obtain the necessary financing to allow development of new production areas at the Company's South Texas sites. See "Plan of Operation" for a discussion of the Company's cash requirements and its efforts to raise cash to remain in business.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

  This Item 2 contains "forward-looking statements". These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, proved undeveloped reserves and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statements" in the Company's 2001 Annual Report on Form 10-KSB.

Plan of Operation

     Since mid 1999 the market price of uranium has been and continues to be below our cost to produce uranium. We expect this condition to continue at least through 2002. In response to these market conditions, since mid 1999 we have shut in our producing properties. In 1999 and the first quarter of 2000 we monetized all of our remaining uranium sales contracts by accelerating future contracted deliveries or terminating contracts for receipt of proceeds equal to the net present value of the projected future net proceeds under the remainder of the contract. The proceeds were used for working capital purposes. Since the first quarter of 2000 we have had no source of revenue and have had to rely on equity infusions to remain in business.

     In August 2000 and April 2001 we completed two private placements of common stock and raised an aggregate of $2,835,000 through the issuance of 33,562,500 shares of common stock and warrants expiring in August 2005 to purchase an additional 5,625,000 shares of Common Stock. The funds were used to fund our non-restoration overhead costs.

     Since July, 2000, our restoration costs were funded pursuant to agreements with the state of Texas and our bonding company that gave us access to cash collateral we had posted to secure obligations under restoration bonds issued by our bonding company. This arrangement terminated at the end of April 2002. Pursuant to these agreements we used approximately $1.97 million of such cash collateral. A balance of $656,000 in cash collateral remains. After April 30, 2002 we no longer have access to the cash collateral to fund our restoration expenses.

  As of May 3, 2002 we have cash of $225,000. Our monthly cash expenses are approximately $200,000. If we do not raise additional capital by June 1, 2002
we will be forced to file in bankruptcy.   We are currently negotiating an
additional equity infusion, but we cannot be certain that it will be consummated in time to prevent our bankruptcy.

CRITICAL ACCOUNTING POLICIES

  Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-KSB. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

  Specifically regarding our uranium properties, significant estimates were utilized in determining the carrying value of these assets. The actual value realized from these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.

  Regarding our reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs to complete the groundwater restoration and surface reclamation at our mine sites. The actual cost to conduct these activities may vary significantly from the estimates.

     Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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



                            URANIUM RESOURCES, INC.



Dated:  May 15, 2002        By:   /s/   Paul K. Willmott
                               ----------------------------
                               Paul K. Willmott
                               Director, President and
                               Chief Executive Officer



Dated:  May 15, 2002        By:   /s/   Thomas H. Ehrlich
                               -----------------------------
                               Thomas H. Ehrlich
                               Vice President - Finance and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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

---------------------
* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.


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

  10.19*      Second Kingsville Dome and Rosita Mines Agreement dated January 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas
              Department of Health and the United States Fidelity & Guaranty Company (filed with the Company's Annual Report on Form 10-K dated March 29, 2002, SEC File
              Number 000-17171).

  10.20*      Agreed Order dated March 8, 2002 between the Texas Department of Health and URI,
              Inc. (filed with the Company's Annual Report on Form 10-K dated March 29, 2002,
              SEC File Number 000-17171)

    16*       Letter on change in certifying accountant (filed with the Company's Form 8-K dated February 21, 2001, SEC File Number 000-17171).

    21*       List of subsidiaries (filed with the Company's Registration Statement on Form
              SB-2 Registration No. 333-73014 on November 8, 2001).

--------------
 * Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.