Form 10KSB/A
period 2001-12-31
URANIUM RESOURCES INC /DE/
filed 2002-06-13
CIK 839470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSBA

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

(972) 219-3330

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share None	None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No

Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The Issuers revenues for the year ended December 31, 2001 was $0.00

The aggregate market value of the Common Stock of the Issuer held by non-affiliates at March 20, 2002 was approximately $4,947,000.

Number of shares of Common Stock outstanding as of March 20, 2002: 48,992,278 shares.

Documents Incorporated by Reference:

None

URANIUM RESOURCES, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

i

ii

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-KSBA
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

PART I

The “Company” or “Registrant” is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. Items 1 and 2 contain “forward-looking statements.” These statements include, without limitation, statements relating to management’s expectations regarding the Company’s mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company’s management for future operations and activities and other such matters. The words “believes,” “plans,” “intends,” “strategy,” “projects,” “targets,” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” beginning on page 12.

Certain terms used in this Form 10-KSB are defined in the “Glossary of Certain Terms” appearing at the end of Part I hereto.

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

Based on reports by the Ux Consulting Company, LLC (“Ux”) and the Uranium Institute (“UI”), since the early 1990s, worldwide uranium production has satisfied only 50% to 55% of worldwide demand, and this ratio has also been true in the Western world. Ux reports that the gap has been filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium (HEU) inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. In the period 2002-2010 Ux projects western production to be sufficient to cover only 55% of western demand.

Ux reports that secondary sources combined with uranium production from existing uranium mines will not be sufficient to meet the world’s requirements. New production will be needed. Ux projects that the industry will need uranium prices significantly higher than current prices to stimulate the capital investment needed to support such new production.

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

[GRAPHIC REMOVED HERE]

All prices beginning in 1993 represent U3O8 deliveries available to U.S. utilities.

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

In addition to the Kingsville Dome property, we have another property in South Texas – the Vasquez property, and properties in New Mexico. Commencement of production at any of these properties will be dependent on an increase in uranium prices to profitable levels, the availability of sales contracts and the availability of capital.

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

The in situ leach process was first tested for the production of uranium in the mid-1960s and was first applied to a commercial-scale project in 1975 in South Texas. It was well established in South Texas by the late 1970’s where it was employed in about twenty commercial projects, including two operated by us.

In the in situ leach process, groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface. The fluid-bearing uranium is then circulated to an ion exchange column on the surface where uranium is extracted from the fluid onto resin beads. The fluid is then reinjected into the ore body. When the ion exchange column’s resin beads are loaded with uranium they are removed and flushed with a salt-water solution, which precipitates the uranium from the beads. This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium powder.

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

Radioactive Material License. Before commencing operations in both Texas and New Mexico, we must obtain a radioactive material license. Under the federal Atomic Energy Act the United States Nuclear Regulatory Commission has primary jurisdiction over the issuance of a radioactive material license. However, the Atomic Energy Act also allows for states with regulatory programs deemed satisfactory by the Commission to take primary responsibility for issuing the radioactive material license. The Commission has ceded jurisdiction for such licenses to Texas but not to New Mexico. Such ceding of jurisdiction by the Commission is hereinafter referred to as the “granting of primacy.”

The Texas Department of Health is the permitting agency for the radioactive materials license. For operations in New Mexico, radioactive material licensing is handled directly by the United States Nuclear Regulatory Commission.

See “PROPERTIES” and “LEGAL PROCEEDINGS” for the status of our radioactive materials license for New Mexico and our Texas properties.

Underground Injection Control Permits (“UIC”). The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This act is administered by the United States Environmental Protection Agency (the “USEPA”). However, to avoid the burden of dual federal and state (or Indian tribal) regulation, the Safe Drinking Water Act allows for the UIC permits issued by states (and Indian tribes determined eligible for treatment as states) to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First the state’s program must have been granted primacy. Second, the USEPA must have granted, upon request by the state, an aquifer exemption. The USEPA may delay or decline to process the state’s application if the USEPA questions the state’s jurisdiction over the mine site.

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

See “PROPERTIES” AND “LEGAL PROCEEDINGS” for a description of the status of our UIC permits in Texas and New Mexico.

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

Our surety bond requirement at December 31, 2001 was about $4.2 million and related to our operations at Kingsville Dome and Rosita. We have posted surety bonds in that amount from the United States Fidelity and Guaranty Company and have deposited as collateral for such bonds cash of about $1.4 million at December 31, 2001. We are obligated to fund the cash collateral account with an additional $0.50 for each pound of uranium produced until the account accumulates an additional $1.0 million. We estimate that our actual reclamation liabilities at December 31, 2001 are about $4.7 million, which has been charged to earnings. These financial surety obligations are reviewed and revised periodically by the Texas regulators. Before we can commence operations we must post an additional $3.5 million in bonds for such costs with the state of Texas, and we have no commitment from our bonding company to post such a bond without 100% cash collateral. See “LEGAL PROCEEDINGS.”

We are performing ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome. In October 2000 we signed an agreement with the State of Texas and our bonding company that provided us access to $2.2 million pledged to secure restoration bonds (the “Restoration Agreement”). A second Restoration Agreement was entered into in January 2002 covering January through April 2002. This agreement provides us access to approximately $600,000 during this four-month period to continue to conduct restoration activities. For each dollar released from the cash collateral account, the surety bonds are reduced by one dollar.

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

Jurisdiction over water rights becomes an issue in New Mexico when an Indian nation, such as the Navajo Nation, objects to the State Engineer’s authority and claims tribal jurisdiction over Indian Country. This issue may result in litigation between the Indian nation and the state, which may delay action on water right applications, and can require applications to the appropriate Indian nation and continuing jurisdiction by the Indian nation over use of the water. The foregoing issues arise to a greater or lesser extent in connection with our New Mexico properties.

In New Mexico, we hold approved water rights to provide sufficient water to conduct mining at the Churchrock project for the projected life of the mine. We also hold three unprotested senior water rights applications that, when approved, would provide sufficient water for the projected life of the Crownpoint project. The water rights for the Crownpoint project are in the review process by the New Mexico State Engineer Offices. We cannot estimate the timing of the completion of such review but do expect a favorable result once the review is completed.

Mineralized Uranium Materials

We have previously reported the proven and probable reserve base for each of our projects in Texas and New Mexico assuming that each of these projects would be placed into production at a future date. Because the price of uranium remains unprofitable, in December 1999 we reclassified our significant uranium holdings from reserves to mineralized uranium materials consistent with the Securities and Exchange Commission definitions. See “Glossary.”

Marketing Strategy/Uranium Sales Contracts

Long-term contracts have historically been our primary source of revenue. There were no uranium sales in 2001 and in 2000 we had sales to one customer that amounted to more than 10% of total sales. We had no sales to that customer in 2001 because our contract with that customer expired in 2000.

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

Permitting Status. Texas has been granted primacy for its UIC programs, and the Texas Natural Resource Conservation Commission administers UIC permits. The Texas Natural Resource Conservation Commission also regulates air quality and surface deposition or discharge of treated wastewater associated with the in situ leach mining process. A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, minor amendments to the license and permit are required. Our Production Area Authorization #3 is being reviewed by the TNRCC. See “LEGAL PROCEEDINGS.” The term of the license and underground injection control permit is open-ended.

Restoration and Reclamation. We spent about $415,000 in restoration costs at Kingsville Dome in 2000 and $930,000 in 2001 that was funded under the Restoration Agreement. See “OUR BUSINESS—Reclamation and Restoration Costs and Bonding Requirements” for a discussion of the Restoration Agreement.

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

Restoration and Reclamation. We spent about $410,000 on restoration costs in 2000 and $730,000 in 2001 that was funded under the Restoration Agreement. See “OUR BUSINESS—Reclamation and Restoration Costs and Bonding Requirements” for a discussion of the Restoration Agreement.

Vasquez

The Property. The property consists of four mineral leases on 842 gross and net acres located in southwestern Duval County, Texas. The lease term expired in February 2000. We tendered payment under the shut-in royalty clause in 2000 and 2001. The lessor returned the shut-in royalty payments for 2000 and 2001 without disclosing their reasons for rejecting the payment. We believe that we continue to hold our rights to the property under either the shut-in royalty or the continuing development clauses of the leases. The leases provide for a 6.25% royalty based on uranium sales. We have commenced an action in District Court in Duval County to declare that our leases remain in effect. See “LEGAL PROCEEDINGS.”

Development Plan. The timing of production will be dependent on a number of factors, including raising additional capital of about $3.0 million for construction, development and financial surety needs.

Permitting Status. All of the required permits for this property have been received from the Texas Natural Resource Conservation Commission and the Texas Department of Health.

New Mexico Properties

General. We have various interests in properties located in New Mexico. We have patented and unpatented mining claims, mineral leases and some surface leases from private parties, the Navajo Nation and Navajo allottees. We have spent $10.7 million to date on permitting for New Mexico. Additional expenditures will be required and could be material. We are unable to estimate the amount. We expect that whatever is spent will occur over multiple years and we do not anticipate significant expenses before 2004. See “LEGAL PROCEEDINGS” for a discussion of the current status of our license for New Mexico.

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

Permitting Status. We have the radioactive material license for Section 8. This license is subject to the continuing proceedings described under “LEGAL PROCEEDINGS.” With respect to the UIC permits, see “LEGAL PROCEEDINGS.” We do not plan to pursue permits for Mancos at this time.

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

Water Rights. We have three pending applications for appropriations of water which give us the first three “positions in line” on the hearings list for the San Juan Basin. Certain of the water rights may involve a claim of jurisdiction by the Navajo Nation.

Permitting Status. See “LEGAL PROCEEDINGS” for a discussion of the radioactive material license for Crownpoint. The surface estate on Section 19 and 29 is owned by the United States Government and held in trust for the Navajo Nation and may be subject to the same jurisdictional dispute with respect to the UIC permit as for Section 8 and 17 in Churchrock.

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

New Mexico Radioactive Material License

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

The ruling was appealed to the Commission. On January 31, 2000 the Commission issued an order concurring with the technical, substantive and legal findings of the Administrative Law Judge, but the Commission also determined that we must proceed with the hearing process for the other New Mexico properties beyond Churchrock. We expect that the hearing process will resume sometime in 2002. Although all the decisions to date have been favorable, there can be no assurance that the license will be maintained in its current form.

New Mexico UIC Permit

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

Kingsville Dome Production Area 3

We are involved in a dispute with certain intervenors over whether a hearing is required for a new production area within the boundary of our approved permit area at Kingsville Dome. In the first quarter of 2000 the District Court of Travis County, Texas ruled that the Texas Natural Resource Conservation Commission’s decision to approve our third production area without granting a hearing to certain intervenors would require further review by that regulatory agency. That review is pending.

Vasquez Litigation

On December 4, 2001, we commenced an action in the 229th Judicial District Court in Duvall County, Texas against the lessors for the Vasquez property to declare that our leases remain in full force and effect. The lease term expired in February 2000. The leases contain clauses that permit the extension of the term of the leases if we are engaged in operations designed to establish production. In addition the leases permit us to pay a per acre royalty to extend the term. We tendered payment of the required royalty in 2000, 2001 and 2002. The lessor returned all such payments without disclosing their reasons for rejecting the payment. We believe that we continue to hold our rights to the property under either the shut-in royalty or the continuing development clauses of the leases. We have been informed that the lessors granted a lease to a third party, Everest Exploration, that was contingent upon the termination of our leases. Everest has moved to intervene and has asserted a claim that our leases have expired. While we believe that our leases remain in full force and effect, we are unable to predict the outcome of this case.

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

Item 4. Submission of Matters to a Vote of Security Holders

In March 2001 the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the “Common Stock”), from 35,000,000 to 100,000,000. Stockholders also approved an amendment to the Company’s 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of the Company’s Common Stock eligible for issuance under the 1995 Plan from 1,250,000 shares to 4,000,000 shares.

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

We will be able to continue in business only if we are able to raise additional funds.

Without additional equity infusions we will be unable to continue in business. In August 2000 and April 2001 we raised $2.835 million cash by selling our common stock. In October 2000 we finalized the Restoration Agreement with Texas regulatory authorities and our bonding company that provided us access during 2001 to $2.2 million of cash pledged to secure restoration bonds. See “OUR BUSINESS—Reclamation and Restoration Costs and Bonding Requirements” for a discussion of the Restoration Agreement. A Second Restoration Agreement was entered into in January 2002 covering January through April 2002. This agreement provided us access to approximately $600,000 during this four month period to continue to conduct restoration activities.

On May 29, 2002 we received a bridge loan of $600,000 to finance our operations while we attempt to raise additional equity. The loan was made by four stockholders of the Company, one of whom (Rudolf J,. Mueller) is also a director and the holder of more than 10% of the outstanding common stock. The loan is a demand loan and bears interest at 11% per annum. The bridge lenders have the right to convert the principal and interest on the loan into shares of common stock at $0.12 per share. We expect to offer such shares for purchase as part of a $2.5 million fund raising effort. We expect the lenders to covert their loans into common stock.

If our fund raising efforts are successful, we believe we will have enough cash to remain in operation until mid-2003. We do not expect to be able to continue funding restoration expenses under any agreement with Texas and our bonding company similar to the First and Second Restoration Agreements.

Even if the price of uranium increases and the demand for new production increases, we may not survive long enough to participate in these changes, and we may not have access to the capital necessary to bring new production on line.

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

If we are unsuccessful in our action to declare the validity of the leases for the Vasquez property, we would lose our ability to start mining at our property with the lowest cost of production. See “LEGAL PROCEEDINGS.”

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

We are dependent on a small number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of newly-produced uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

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

We currently have liability and property damage insurance that we believe is adequate. However, the insurance industry is undergoing change and premiums are being increased. If premiums should increase to a level we cannot afford, we could not continue in business.

Our inability to obtain bonding would threaten our ability to continue in business.

If we are unable to comply with bonding requirements we would be unable to continue in business. As of December 31, 2001 we have estimated that our future restoration, decommissioning, decontamination and reclamation costs are about $ 4.7 million. To secure this obligation, we have posted surety bonds totaling approximately $3.1 million at April 30, 2002, of which $656,000 was collateralized by cash on that date. Before we can commence operations we must post an additional $3.5 million in bonds for such costs with the state of Texas, and we have no commitment from our bonding company to post such a bond without 100% cash collateral. See “LEGAL PROCEEDINGS.” Our license to mine is contingent on posting the additional bonds. If we cannot post the bonds, we cannot mine. If we cannot mine, we have no source of revenue and no viable business.

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

Indian Country
A term derived from jurisdictional determinations in criminal law enforcement proceedings under 18 U.S.C. § 1151 and understood to encompass territory situated within Indian reservations, land owned by Indian allottees and land within a dependent Indian community.

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

resources	A resource is a concentration of naturally occurring minerals in such a form that economic extraction is potentially feasible.

roll front	The configuration of sedimentary uranium ore bodies as they appear within the host sand. A term that depicts an elongate uranium ore mass that is “C” shaped.

shut-in	A term that refers to ceasing production or the absence of production.

shut-in royalty	A lease clause permitting the extension of a lease not held by production by payment of a per acre royalty.

slurry	Fine particles of uranium concentrated and suspended in water.

spot price	The price at which uranium may be purchased for delivery within one year.

surety obligations
A bond, letter of credit, or financial guarantee posted by a party in favor of a beneficiary to ensure the performance of its or another party’s obligations, e.g., reclamation bonds, workers’ compensation bond, or guarantees of debt instruments.

tailings
Waste material from a mineral processing mill after the metals and minerals of a commercial nature have been extracted; or that portion of the ore which remains after the valuable minerals have been extracted.

Trade Tech	A Denver-based publisher of information for the nuclear fuel industry; the successor to the information services business of Nuexco.

uranium or uranium concentrates	U3O8, or triuranium octoxide.

U3O8	Triuranium octoxide equivalent contained in uranium concentrates, referred to as uranium concentrate.

waste	Barren rock in a mine, or uranium in a rock formation that is too low in grade to be mined and milled at a profit.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

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

The following table sets forth the high and low sales prices for the Common Stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
March 31, 2002	$0.17	$0.09
December 31, 2001	$0.15	$0.08
September 30, 2001	0.22	0.15
June 30, 2001	0.26	0.075
March 31, 2001	0.30	0.035
December 31, 2000	1/8	2/64
September 30, 2000	9/64	5/64
June 30, 2000	3/16	3/32
March 31, 2000	14/32	7/64
December 31, 1999	13/64	7/64
September 30, 1999	9/32	5/32
June 30, 1999	27/64	5/32
March 31, 1999	1/2	1/8

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation and Liquidity

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

In August 2000 and April 2001 we raised an aggregate of $2,835,000 through the issuance of common stock and warrants. The funds were used to fund our non-restoration overhead costs.

Since July 2000, our restoration costs were funded pursuant to agreements with the state of Texas and our bonding company that gave us access to cash collateral we had posted to secure obligations under restoration bonds issued by our bonding company. This arrangement terminated at the end of April 2002. Pursuant to these agreements we used approximately $1.97 million of such cash collateral. A balance of $656,000 in cash collateral remains. After April 30, 2002 we no longer have access to the cash collateral to fund our restoration expenses.

As of May 3, 2002 we had cash of $225,000. On May 29, 2002 we received a loan of $600,000 to finance our operations while we attempt to raise additional equity. The loan was made by four stockholders of the Company, one of whom (Rudolf J,. Mueller) is also a director and the holder of more than 10% of the outstanding common stock. The loan is a demand loan and bears interest at 11% per annum. The bridge lenders have the right to convert the principal and interest on the loan into shares of common stock at $0.12 per share. We expect to offer such shares for purchase as part of a $2.5 million fund raising effort. We expect the lenders to convert their loans into common stock.

Our monthly cash expenses are approximately $200,000. If we do not raise additional capital by September 1, we will be forced to file in bankruptcy. We are currently seeking to raise additional capital of approximately $2.5 million to fund our working capital, land holding, licensing and restoration activities for a period of approximately twelve months. We cannot be certain that we will raise additional funds in time to prevent our bankruptcy.

Our lack of current funds and the uncertainty regarding our ability to raise sufficient funds to maintain our cash requirements for the next year raises substantial doubt concerning our ability to continue as a going concern. Even if we are successful in raising sufficient capital to fund our cash requirements for the next twelve months, we do not expect our independent auditor to remove their “going concern” opinion from our financial statements.

In order to maintain the rights to our uranium properties in South Texas and New Mexico we are required to make annual payments. Lease payments for our Texas properties are projected to cost approximately $160,000 in 2002 and cover about 3,800 acres of land. Lease payments for our New Mexico properties are projected to cost approximately $140,000 and cover about 180,000 acres of land. Additionally, in the State of Texas we are required to maintain a Radioactive Materials license from the Texas Department of Health which requires an annual fee of approximately $150,000 in 2002.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included on page F-8 of this Annual Report of Form 10-KSB. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 is required to be adopted on

January 1, 2002. The adoption of SFAS No. 142 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003 and is currently evaluating the impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, and anticipates no impact on its financial position or results of operations.

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

Restoration and reclamation costs have been accrued for at $0.95 per-pound as part of production costs, representing the estimated cost of future restoration activities. In 2001, the restoration activities that were conducted provided information that was used to update our overall restoration plan at each location. As a result of a revised engineering study it was determined that an adjustment to the restoration accrual was required. An increase of such accrual of $2,072,000 was recorded in 2001. The restoration charge in 2000 of $12,000 resulted from the sale of the Company’s remaining produced inventory.

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

Interest and other income totaled $100,000 in 2001 compared to $365,000 in 2000. This reduction resulted primarily from a gain on the sale of property in South Texas ($112,000) in 2000 and a reduction in interest from the funds held as collateral for the Company’s bond obligations.

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

During 1997 and 1998 and subsequent interim periods preceding this change, there had been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of Andersen, would have caused them to make reference to the subject matter of such disagreements in connection with issuing their reports. Also, no reportable events, within the meaning of Item 304(a)(1)(v) of Regulation S-K, has occurred during the two most recently completed years and subsequent interim periods, preceding this change. We provided Andersen with these disclosures, and Andersen has furnished us with a letter, addressed to the Securities and Exchange Commission (the “Commission”), stating that they agree with the statements contained herein.

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

Paul K. Willmott has served as a director since August 1994, as President since February 1995 and as Chairman of the Board and Chief Executive Officer since July 31, 1995. Mr. Willmott served as our Chief Financial Officer from April 12, 1995 to September 25, 1995. Mr. Willmott retired from Union Carbide Corporation (“Union Carbide”) where he was involved for 25 years in the finance and operation of Union Carbide’s world-wide mining and metals business. Most recently, Mr. Willmott was President of UMETCO Minerals Corporation, a wholly owned subsidiary of Union Carbide, from 1987 to 1991, where he was responsible for Union Carbide’s uranium and vanadium businesses. From January 1993 until February 1995, Mr. Willmott was engaged by the Concord Mining Unit as a senior vice president where he was primarily involved in the acquisition of UMETCO Minerals Corporation’s uranium and vanadium operating assets. Mr. Willmott graduated from Michigan Technological University with a Bachelor of Science degree in Mining in 1964 and a Bachelor of Science Degree in Engineering Administration in 1967. He has been an active member of the American Institute of Mining Engineers, the Canadian Institute of Mining Engineers and a number of state professional organizations.

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

Mr. Ireland specialized in investing in securities of natural resource and other basic industrial companies, both domestically and abroad. From 1987 to 1991, he was a Vice President of Fulcrum Management, Inc., (a natural resource venture capital management company) which was the manager of the VenturesTrident Limited Partnerships, (venture capital funds dedicated to investing in the mining industry), and Senior Vice President and Chief Financial Officer of MinVen Gold Corporation, a company in which the VenturesTrident funds had a significant investment. Mr. Ireland graduated from the University of Michigan with degrees in Geology and Resource Economics. He also attended the Graduate School of Business Administration of New York University. Mr. Ireland is a director of Merrill & Ring, Inc., a private land and timber holding company in the state of Washington. Mr. Ireland acted as a consultant to Ryback Management Corporation (a registered investment adviser) and performed due diligence on us in connection with Ryback’s loan of $6 million to us on behalf of members of the Lindner Group in 1995. Mr. Ireland is not otherwise affiliated with the Lindner Group or Ryback.

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

The following table sets forth certain information concerning executive officers that are not also directors:

Name	Age	Positions and Offices

Richard A. Van Horn	55	Senior Vice President—Operations

Thomas H. Ehrlich	42	Vice President, Chief Financial Officer, Secretary and Treasurer

Mark S. Pelizza	49	Vice President—Health, Safety and Environmental Affairs and President—Hydro Resources, Inc.

The following sets forth certain information concerning the business experience of the foregoing executive officers during the past five years.

Richard A. Van Horn joined us in March 1997 and assumed the position of Senior Vice President of Operations on April 1, 1997. Previously, he spent three years with Energy Fuels Nuclear, Inc. as General Manager—Colorado Plateau Operations with responsibility for the daily management of and planning for Energy Fuels Nuclear, Inc. mining activities on the Colorado Plateau. Before his work at

Energy Fuels Nuclear, Inc., Mr. Van Horn spent eighteen years with Union Carbide Corporation where he was involved with the finance and operation of that company’s worldwide mining and metals business. From 1990 to 1994, Mr. Van Horn was Director of Operations of UMETCO Minerals Corporation, a wholly owned subsidiary of Union Carbide Corporation, responsible for all operating aspects of UMETCO’s uranium and vanadium business on the Colorado Plateau prior to its sale to Energy Fuels Nuclear, Inc. Mr. Van Horn graduated from the Colorado School of Mines with a Engineer of Mines degree in mining in 1973.

Thomas H. Ehrlich, a certified public accountant, rejoined us in September 1995 as Vice President and Chief Financial Officer and was appointed Secretary and Treasurer in December 1995. Immediately before that, Mr. Ehrlich spent nine months as a Division Controller with Affiliated Computer Services, Inc., an information technology services provider in Dallas, Texas. Mr. Ehrlich originally joined us in November 1987 as Controller—Public Reporting and was promoted to Controller and Chief Accounting Officer in February 1990. In February 1993, Mr. Ehrlich assumed the additional duties of Vice President and Secretary. Before joining us, he spent four years with Deloitte Haskins & Sells and worked primarily with clients that were publicly held companies. Prior to his work at Deloitte Haskins & Sells, he spent three years in various accounting duties at Enserch Exploration, Inc., an oil and gas company in Dallas, Texas. Mr. Ehrlich received his B.S. B.A. degree in Accounting from Bryant College in 1981.

Mark S. Pelizza has served as our Environmental Manager since 1980, and as such, he has been responsible for all environmental regulatory activities. In February 1996, he was appointed Vice President—Health, Safety and Environmental Affairs. In November 1999, he was appointed President and a Director of Hydro Resources, Inc., a wholly owned subsidiary. Before joining us, he was employed for two years by Union Carbide as an Environmental Planning Engineer at Union Carbide’s Palangana solution mining plant in South Texas. Mr. Pelizza received a M.S. degree in Engineering Geology from Colorado School of Mines in 1978 and a B.S. degree in Geology from Fort Lewis College in 1974.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of the Company have inadvertently failed to file Forms 4s and 5s with respect to certain acquisitions of shares of the Company’s Common Stock and the receipt of certain options to acquire such shares during 2000 and 2001.

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

Under the Company’s 2000 and 2001 Deferred Compensation Plan, the officers and directors of the Company have deferred a total of $444,300 through December 31, 2001, which they have the option of converting into 2,221,652 shares of the Company’s Common Stock at $0.20 per share on or before January 11, 2006. This should have been reported on Form 5.

Each of the directors and officers has filed the appropriate Form 5 to report the foregoing transactions.

Item 10. Executive Compensation

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for the years ended December 31, 2001, 2000 and 1999 paid to our Chief Executive Officer and certain other executive officers.

Summary Compensation Table

Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation[1] ($)	Securities Underlying Options (#)	All Other Compensation[2] ($)
Paul K. Willmott[3]	2001	$199,092	$0	$1,283	291,300	$1,440
Chairman, President and	2000	$198,799	$0	$1,152	750,000	$1,788
Chief Executive Officer	1999	$187,859	$0	$942	—	$9,818

Richard A. Van Horn[4]	2001	$135,435	$0	$3,802	64,000	$1,616
Senior Vice	2000	$134,982	$0	$3,189	500,000	$1,686
President—Operations	1999	$115,283	$0	$863	—	$11,036

Mark S. Pelizza	2001	$105,340	$0	$4,584	32,400	$1,512
Vice President—Health, Safety	2000	$104,924	$0	$5,636	500,000	$1,533
and Environmental Affairs	1999	$95,384	$0	$7,456	—	$6,166

Thomas H. Ehrlich[5]	2001	$105,237	$0	$0	52,200	$1,274
Vice President and	2000	$105,237	$0	$100	500,000	$1,358
Chief Financial Officer	1999	$94,069	$0	$200	—	$7,309

[1]	Represents amount paid for out-of-pocket medical and dental expenses under the Company’s Supplemental Health Care Plan.

[2]
Represents contributions made by the Company under the Company’s 401(k) Profit Sharing Plan (see “401(k) Profit Sharing Plan” below) and compensation in shares of the Company’s Common Stock under the 1999 Deferred Compensation Plan (See “Deferred Compensation Plans” below). The shares issued under the 1999 Deferred Compensation Plan were valued at $0.375 per share, which exceeded the fair market value of such shares when issued.

[3]	Salary for 2001, 2000 and 1999 includes $90,000, $90,000 and $99,904, respectively which was deferred under the 2000-2001 Deferred Compensation Plan.

[4]	Salary for 2001 and 2000 includes $20,800 that was deferred under the Company’s 2000-2001 Deferred Compensation Plan.

[5]	Salary for 2001, 2000 and 1999 includes $16,250, $17,140 and $6,163, respectively which was deferred under the Company’s 2000-2001 Deferred Compensation Plan and 1999 Deferred Compensation Plan.

Supplemental Health Care Plan

The Company has adopted a health care plan (the “Supplemental Plan”) for the officers and certain of the employees who are also stockholders, which supplements the standard health care plan available to all eligible employees (the “Standard Plan”). The Supplemental Plan pays directly to the participant 80% of all out-of-pocket medical and dental expenses not covered under the Standard Plan, including deductibles and co-insurance amounts. Additionally, the Supplemental Plan provides to each participant $100,000 of accidental death and dismemberment insurance protection and a world wide medical assistance benefit. Each participant in the Supplemental Plan will receive a maximum annual benefit of $100,000. The Company pays an annual premium under the Supplemental Plan equal to $250 per participant plus 10% of claims paid. There are currently four officers and employees covered by the Supplemental Plan.

401(k) Profit Sharing Plan

The Company maintains a defined contribution profit sharing plan for employees (the “401(k)”) that is administered by a committee of trustees appointed by us. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year we makes a contribution to the 401(k) out of our current or accumulated net profits (as defined) in an amount determined by the Board of Directors but not exceeding 15% of the total compensation paid or accrued to participants during such fiscal year. Our contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at our discretion) of the participants’ contributions, up to 4% of each participant’s gross pay. For the plan year ended July 31, 2001, 2000 and 1999, we contributed amounts equal to 25% of the participant’s contributions, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

Employees’ Stock Option Plans

Under our 1995 Stock Incentive Plan (the “1995 Plan”) incentive stock options and non-qualified options to purchase up to an aggregate of 4 million shares of Common Stock may be granted. The Stock Option Committee of the Board of Directors administers the 1995 Plan and has the full authority, subject to the provisions of the 1995 Plan, to determine to whom and when to grant options and the number of shares of Common Stock covered by each grant. As of December 31, 2001, 3,064,295 shares are reserved for issuance upon exercise of outstanding options granted under the 1995 Plan, and 935,705 shares were reserved for issuance pursuant to options that may be granted in the future. No shares have been issued upon the exercise of options under the 1995 Plan.

The Company also maintains an Employee’s Stock Option Plan under which we may grant non-qualified options. As of December 31, 2001, 264,637 shares are reserved for issuance under options outstanding under that plan.

Deferred Compensation Plans

Under our 1999 Deferred Compensation Plan (the “1999 Plan”) executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of $241,690 was deferred under the 1999 Plan of which $133.450 was paid by issuing 355,861 shares of our Common Stock at $0.375 per share.

The Company also has a 2000-2001 Deferred Compensation Plan (the “2000-2001 Plan”). Under that plan executive officers and directors were permitted to defer up to 100% of their 2000 and 2001 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share. As of _December 31, 2001, a total of $336,090 has been deferred under that plan and no elections have yet been made to convert any such amounts into shares.

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to options granted to the executive officers named in the Summary Compensation Table in the fiscal year ended December 31, 2001.

	Individual Grants				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/Share)	Expiration Date	5% ($)	10% ($)
Paul K. Willmott	291,300	61.3%	$0.19	2/28/2011	$34,807	$88,209

Richard A. Van Horn	64,000	13.5%	$0.19	2/28/2011	$7,647	$19,380

Mark S. Pelizza	32,400	6.8%	$0.19	2/28/2011	$3,871	$9,811

Thomas H. Ehrlich	52,500	11.0%	$0.19	2/28/2011	$6,273	$15,898

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 2001 and the year-end value of unexercised options held by each of the executive officers named in the Summary Compensation Table.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)	Value of Unexercised In-The-Money Options at Fiscal Year End ($)

			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Paul K. Willmott[1]	—	—	100,000/0	**
			100,000/0	**
			40,200/0	**
			37,670/0	**
			26,280/0	**
			30,000/10,000	**
			187,500/562,500	**
			0/291,300	**
			19,000/0	**
1,000/0

Richard A. Van Horn[2]	—	—	55,000/0	**
			18,750/6,250	**
			125,000/375,000	**
0/64,000

Mark S. Pelizza[3]	—	—	14,437/0	**
			9,360/0	**
			7,700/0	**
			6,750/2,250	**
			125,000/375,000	**
0/32,400

Thomas H. Ehrlich[4]	—	—	35,000/0	**
			4,260/0	**
			14,000/0	**
			9,000/3,000	**
			125,000/375,000	**
0/52,200

**	Represents an option whose grant price is above the December 31, 2001 closing price on the Over the Counter Bulletin Board (the “OTCBB”).

[1]	Based on the closing price on the OTCBB on December 31, 2001 less the grant prices of $4.13, $8.38, $6.88, $9.75, $7.125, $2.9375, $0.20, $0.19, $4.25 and $5.88, respectively.

[2]	Based on the closing price on the OTCBB on December 31, 2001 less the grant price of $5.50, $2.9375, $0.20 and $0.19, respectively.

[3]	Based on the closing price on the OTCBB on December 31, 2001 less the grant price of $2.94, $9.75, $7.125, $2.9375, $0.20 and $0.19, respectively.

[4]	Based on the closing price on the OTCBB on December 31, 2001 less the grant price of $6.94, $9.75, $7.125, $2.9375, $0.20 and $0.19 respectively.

Director Compensation

Under our Directors’ Stock Option Plan (“Directors’ Plan”), each new non-employee director elected or appointed to the Board of Directors for the first time is granted an option to purchase 20,000 shares of Common and, upon re-election of a non-employee director at an annual meeting of our stockholders, such director is granted an option to purchase an additional 1,000 shares. As of December 31, 2001, a total of 91,000 shares are reserved for issuance upon exercise of options granted under the Directors’ Plan and 30,500 shares were reserved for issuance upon exercise of options that may be granted in the future under the Directors’ Plan.

Mr. Erdahl holds options covering 26,000 shares under the Directors’ Plan. Mr. Ireland holds options covering 25,000 shares under the Directors’ Plan. Mr. Willmott and Mr. Mueller hold options covering 20,000 shares under the Directors’ Plan.

In addition, Messrs. Ireland, Erdahl and Mueller each hold an option expiring on June 19, 2011 to purchase 100,000 shares of Common Stock at $0.22 per share. Those options were not granted under the Directors’ Plan.

Compensation for 2001 to the non-employee directors was earned at the rate of $3,000 per quarter plus $1,000 per meeting attended of the Board and committees of the Board. The directors deferred a total of $49,000 in 2001 under the 2000-2001 Plan, which represented all of their compensation for that year.

Compensation Committee Interlocks and Insider Participation

In August 1994, we formed a Compensation Committee to determine the compensation of the executive officers and to set the guidelines for compensation for our employees. During the fiscal year ended December 31, 2001, the Compensation Committee was comprised of Leland O. Erdahl and George R. Ireland. No member of the Compensation Committee has been or was during the fiscal year ended December 31, 2001, an officer or employee of any of our subsidiaries. In addition, no member of the Compensation Committee during the fiscal year ended December 31, 2001 had any relationship requiring disclosure under the caption “Certain Relationships and Related Transactions.” No executive officer serves or served on the compensation committee of another entity during the fiscal year ended December 31, 2001 and no executive officer serves or served as a director of another entity who has or had an executive officer serving on the Compensation Committee.

Compensation Agreements with Key Executives

In June 1997 we entered into Compensation Agreements with each of the executive officers named in the compensation table that provide that in the event of a change in control, the Chief Executive Officer and other executive officers will have certain rights and benefits for a period of thirty-six and twenty-four months, respectively, following such change in control. The agreements specify that the executive will continue to receive compensation and benefits for the remainder of the applicable period if we terminate the executive or if the executive terminates his employment following the occurrence of certain actions without the executive’s consent. However, we are not obligated to provide such rights and benefits to the executive if the executive was terminated for cause.

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

Principal Stockholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class[2]
Rudolf J. Mueller c/o The Winchester Group 153 East 53rd Street, Suite 5101 New York, NY 10022	6,787,700[3]	13.5%

Arnold Spellun 529 Fifth Avenue 8th Floor New York, NY 10017	4,062,500[4]	8.1%

Robert M. Manning 119 Cooper Ave. Upper Montclair, NJ 07043	3,987,350[5]	8.0%

William D. Witter 153 East 53rd Street New York, NY 10022	3,750,000	7.7%

Central Bank and Trust Co. Trustee of the John C. Mull IRA P.O. Box 1366 Hutchinson, KS 67504-1366	3,500,000[6]	7.0%

[1]
Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.

[2]
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

[3]
Includes (i) 78,300 shares owned by members of Mr. Mueller’s family in which Mr. Mueller shares voting and dispositive power, and (ii) 1,125,000 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

[4]	Includes 937,500 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

[5]	Includes 618,750 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

[6]	Includes 750,000 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

Directors and Executive Officers

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class[2]
Paul K. Willmott	494,512[3]	1.0%

Leland O. Erdahl	157,323[4]	0.3%

George R. Ireland	194,073[5]	0.4%

Rudolf J. Mueller	6,887,700[6]	13.5%

Richard A. Van Horn	148,416[7]	0.3%

Mark S. Pelizza	320,568[8]	0.6%

Thomas H. Ehrlich	112,060[9]	0.2%

All executive officers and directors as a group (7 persons)	8,314,652[10]	16.3%

[1]
Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.

[2]
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

[3]
Includes 451,249 shares that may be obtained by Mr. Willmott through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 954,201 shares that may be obtained by Mr. Willmott through the exercise of stock options exercisable more than 60 days from the date hereof.

[4]
Includes 124,250 shares that may be obtained by Mr. Erdahl through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 1,750 shares that may be obtained by Mr. Erdahl through the exercise of stock options exercisable more than 60 days from the date hereof.

[5]
Includes 123,500 shares that may be obtained by Mr. Ireland through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 1,500 shares that may be obtained by Mr. Ireland through the exercise of stock options exercisable more than 60 days from the date hereof.

[6]
Includes (i) 78,300 shares owned by members of Mr. Mueller’s family in which Mr. Mueller shares voting and dispositive power, (ii) 1,125,000 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005 and (iii) 100,000 shares that may be obtained by Mr. Mueller through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 20,000 shares that may be obtained by Mr. Mueller through the exercise of stock options exercisable more than 60 days from the date hereof.

[7]
Includes 95,083 shares that may be obtained by Mr. Van Horn through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 548,917 shares that may be obtained by Mr. Van Horn through the exercise of stock options exercisable more than 60 days from the date hereof.

[8]
Includes 49,047 shares that may be obtained by Mr. Pelizza through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 523,850 shares that may be obtained by Mr. Pelizza through the exercise of stock options exercisable more than 60 days from the date hereof.

[9]
Includes 79,660 shares that may be obtained by Mr. Ehrlich through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 537,800 shares that may be obtained by Mr. Ehrlich through the exercise of stock options exercisable more than 60 days from the date hereof.

[10]	Includes 1,022,789 shares that may be obtained through the exercise of stock options that are currently exercisable or will become exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions

Bridge Loan in May 2002

On May 29, 2002 we received a bridge loan of $600,000 to finance our operations while we attempt to raise additional equity. The loan was made by four stockholders of the Company, one of whom (Rudolf J. Mueller) is also a director and the holder of more than 10% of the outstanding common stock. The loan is a demand loan and bears interest at 11% per annum. The bridge lenders have the right to convert the principal and interest on the loan into shares of common stock at $0.12 per share. We expect to offer such shares for purchase as part of a $2.5 million fund raising effort. We expect the lenders to covert their loans into common stock.

Lindner Note

On May 25, 1995 the Company borrowed an aggregate of $6 million from Lindner Investments and Lindner Dividend Fund (collectively the “Lender”), and issued secured convertible notes (the “Lindner Note”). The Lindner Note was initially issued for a term of three years and bore interest at an annual rate of 6.5% and was convertible at any time during the three-year term into 1.5 million shares of the Company’s common stock at an initial conversion price of $4.00 per share. The Lender also received a three-year warrant to purchase 1.5 million shares of the Company’s common stock at an initial price of $4.00 per share. In 1995, 500,000 warrants were exercised for $2.0 million. Certain persons that were not then and are not today affiliated with the Company but were involved in the transaction were granted warrants and options to purchase up to 150,000 shares at an initial exercise price of $4.00 per share. As of December 31, 2001, these persons had exercised 62,500 shares of warrants under the agreement and 87,500 shares of warrants have expired.

In March 1998, the Company and the Lender extended the maturity date of the Lindner Note to May 31, 2000. The note was convertible at any time during this term into 2.0 million shares of the Company’s common stock at a conversion price of $3.00 per share. In connection with this transaction the Company allocated $408,000 to the value of the warrants resulting in an effective rate of 10% on the refinanced note. All costs associated with these warrants have been amortized.

In February 2000, the entire $6,000,000 plus accrued interest of $334,000 were converted into 2,111,478 shares of the Company’s common stock. The remaining warrants expired unexercised on May 31, 2000.

Benton Convertible Note

During 1994, the Company engaged in certain transactions with companies controlled by Mr. Oren L. Benton (the “Benton Companies”). In 1995, Benton and various of the Benton Companies filed for protection under Chapter 11 of the Federal Bankruptcy Code (the “Benton Bankruptcy”). In 1998 the Trustee sought recovery of approximately $1.6 million of payments made by certain of the Benton Companies to the Company, claiming that the payments and advances were avoidable as preferential and/or fraudulent transfers. On July 17, 2000, the parties entered into a settlement agreement whereby the Company issued a $135,000 Convertible Note due July 17, 2005, assigned its rights under a $65,000 Promissory Note from Benton and assigned certain claims against Union Bank of Switzerland in settlement of the complaint. Interest on the Convertible Note is due at maturity and the Note bears interest at a rate of 6% per annum. The Company may prepay the Note at any time and the holder of the Note may convert all principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.75 per share.

Common Stock Issued in 2000

In 2000, the Company issued 67,598 shares of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan (the “Plan”) in satisfaction of compensation deferred by those individuals.

Directors Stock Options

On May 25, 1995, the Company granted options to each of George R. Ireland and James B. Tompkins, directors of the Company, to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.50 per share. All such options were immediately exercisable and were originally scheduled to expire May 24, 1998 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first. In November 1997, the term of these options was extended for three years and the exercise price was increased to $4.75 per share. In May 2001 these options expired unexercised.

On August 16, 1995, the Company granted an option to Leland O. Erdahl, a director of the Company, to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.38 per share which was the fair market value of a share of common stock on August 16, 1995. Such options were immediately exercisable and were originally scheduled to expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after his death, whichever occurs first. In November 1997, the term of these options was extended for three years and the exercise price was increased to $8.63 per share. In June 2001 these options expired unexercised.

On June 19, 2001, the Company granted options to each of George R. Ireland, Leland O. Erdahl and Rudolf J. Mueller, non-management directors of the Company, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.22 per share. All such options are immediately exercisable and are scheduled to expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first. None of these options has been exercised as of December 31, 2001.

Options Issuable for Deferred Compensation

The Company has a 1999 Deferred Compensation Plan (the “1999 Plan”) and a 2000-2001 Deferred Compensation Plan (the “2000-2001 Plan”) whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2001.

Under the 1999 Deferred Compensation Plan (the “1999 Plan”) executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of $241,690 was deferred under the 1999 Plan of which $133,450 was paid by issuing 355,861 shares of Common Stock at $0.375 per share.

The Company also has a 2000-2001 Deferred Compensation Plan (the “2000-2001 Plan”). Under that plan executive officers and directors were permitted to defer up to 100% of their 2000 and 2001 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share. As of December 31, 2001, a total of $336,090 has been deferred under that plan and no elections have yet been made to convert any such amounts into shares.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See Index to Exhibits on page E-1 for a listing of the exhibits filed as part of this Annual Report.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on February 16, 2001, disclosing that on February 9, 2001 the Board of Directors of the Company recommended and approved the replacement of its principal accountants, Arthur Andersen LLP with the firm of Hein + Associates LLP, independent auditors. Hein + Associates LLP have been engaged to perform the audit of the Company’s financial statements for the two years ended December 31, 1999 and 2000.

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

Date: June 13, 2002

URANIUM RESOURCES, INC.

By:	/S/ PAUL K. WILLMOTT
Paul K. Willmott, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL K. WILLMOTT Paul K. Willmott	President and Chief Executive Officer	June 13, 2002

/S/ THOMAS H. EHRLICH Thomas H. Ehrlich	Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2002

/S/ LELAND O. ERDAHL Leland O. Erdahl	Director	June 13, 2002

/S/ GEORGE R. IRELAND George R. Ireland	Director	June 13, 2002

/S/ RUDOLF J. MUELLER Rudolf J. Mueller	Director	June 13, 2002

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
For The Years Ended December 31, 2001 and 2000

The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Uranium Resources, Inc.:
Lewisville, Texas

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses due to depressed uranium prices and future working capital requirements are dependent on the Company’s ability to generate profitable operations or raise additional capital. Should the Company not be able to generate profitable operations or raise additional capital, the Company in all likelihood will be forced to seek protection under the United States Bankruptcy Act. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN + ASSOCIATES LLP

Dallas, Texas
    March 18, 2002

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$549,043	$212,523
Receivables, net	10,884	20,883
Materials and supplies inventory	67,163	69,598
Prepaid and other current assets	17,011	19,912

Total current assets	644,101	322,916

Property, plant and equipment, at cost:
Uranium properties	41,789,736	41,827,574
Other property, plant and equipment	280,631	383,166
Less-accumulated depreciation, depletion and impairment	(41,362,860)	(41,436,486)

Net property, plant and equipment	707,507	774,254
Long-term investment:
Certificate of deposit, restricted	1,423,377	2,858,895
Other assets	4,299	4,299

	$2,779,284	$3,960,364

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	December 31,
	2001	2000
Current liabilities:
Accounts payable	$121,163	$199,183
Current portion of long-term debt	—	581
Current portion of restoration reserve	83,000	83,000
Other accrued liabilities	207,631	201,281

Total current liabilities	411,794	484,045

Other long-term liabilities and deferred credits	5,605,287	5,010,631
Long-term debt, less current portion	585,000	585,000
Commitments and contingencies (Notes 2, 6 and 12)
Shareholders’ deficit:
Common stock, $.001 par value, shares authorized:
2001—100,000,000; 2000—35,000,000; shares issued and outstanding (net of treasury shares):
2001—48,992,278; 2000—22,740,366	49,145	22,893
Paid-in capital	50,299,223	48,240,477
Accumulated deficit	(54,161,747)	(50,373,264)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)

Total shareholders’ deficit	(3,822,797)	(2,119,312)

	$2,779,284	$3,960,364

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2000
Revenues:
Uranium sales—
Produced uranium	$—	$121,954
Purchased uranium	—	815,148

Uranium sales	0	937,102
Other uranium revenues	—	144,793

Total revenues	0	1,081,895
Costs and expenses:
Cost of uranium sales—
Direct cost of purchased uranium	—	799,850
Royalties	—	16,626
Operating expenses	55,668	734,118
Provision for restoration and reclamation costs	2,072,399	12,387
Depreciation and depletion	35,434	194,021
Writedown of uranium properties and other uranium assets	474,549	1,414,868

Total cost of uranium sales	2,638,050	3,171,870

Loss from operations before corporate expenses	(2,638,050)	(2,089,975)

Corporate expenses—
General and administrative	1,192,271	1,359,381
Depreciation	14,446	22,572

Total corporate expenses	1,206,717	1,381,953

Loss from operations	(3,844,767)	(3,471,928)
Other income (expense):
Interest expense, net of capitalized interest	(43,745)	(126,859)
Interest and other income, net	100,029	365,435

Net loss	$(3,788,483)	$(3,233,352)

Net loss per common share:
Basic	$(0.09)	$(0.19)

Diluted	$(0.09)	$(0.19)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Paid-In Capital	Accumulated Earnings (Deficit)	Treasury Stock
	Shares	Amount
Balances, December 31, 1999	12,341,290	$12,494	$40,737,736	$(47,139,912)	$(9,418)

Net loss	—	—	—	(3,233,352)	—
Common stock issuance for deferred compensation	67,598	68	25,282	—	—
Common stock issuance for debt	2,111,478	2,111	6,269,635	—	—
Common stock issuance for services	720,000	720	465,324	—	—
Common stock issuance	7,500,000	7,500	742,500	—	—
Balances, December 31, 2000	22,740,366	$22,893	$48,240,477	$(50,373,264)	$(9,418)

Net loss	—	—	—	(3,788,483)	—
Common stock issuance for services	189,412	189	(189)	—	—
Common stock issuance	26,062,500	26,063	2,058,935	—	—

Balances, December 31, 2001	48,992,278	$49,145	$50,299,223	$(54,161,747)	$(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000
Cash flows from operations:
Net loss	$(3,788,483)	$(3,233,352)
Reconciliation of net loss to cash used in operations—
Provision for restoration and reclamation costs	2,072,399	12,387
Depreciation and depletion	49,880	216,593
Writedown of uranium properties and other assets	474,549	1,414,868
Decrease in restoration and reclamation accrual	(1,612,893)	(784,220)
Other non-cash items, net	147,852	207,679

Cash flow used in operations, before changes in operating working capital items	(2,656,696)	(2,166,045)
Effect of changes in operating working capital items—
Decrease in receivables	9,999	1,134,315
Decrease in inventories	2,435	42,832
(Increase) decrease in prepaid and other current assets	2,901	(3,206)
Decrease in payables and accrued liabilities	(71,670)	(228,276)

Net cash used in operations	(2,713,013)	(1,220,380)

Investing activities:
Decrease in investments	1,435,518	792,863
(Additions) reductions to property, plant and equipment—
Kingsville Dome	(99,621)	60,734
Rosita	(55,732)	(159,043)
Vasquez	(80,722)	(40,658)
Churchrock	(61,785)	(108,274)
Crownpoint	(151,156)	243,255
Other property	(21,368)	(19,546)

Net cash provided by investing activities	965,134	769,331

Financing activities:
Proceeds from borrowings	250,000	—
Payments of principal	(581)	(579,995)
Issuance of common stock and warrants, net	1,834,998	750,000

Net cash provided by financing activities	2,084,417	170,005

Net increase (decrease) in cash and cash equivalents	336,520	(281,044)
Cash and cash equivalents, beginning of period	212,523	493,567

Cash and cash equivalents, end of period	$549,043	$212,523

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Description of Company

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Uranium Resources, Inc. (“URI”) and its wholly owned subsidiaries (collectively “the Company”). All significant intercompany transactions have been eliminated in consolidation.

URI was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach (“ISL”) or solution mining process. The primary customers of the Company are major utilities who utilize nuclear power to generate electricity. The Company continuously evaluates the creditworthiness of its customers. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present the Company owns development properties in South Texas and in New Mexico. The Company’s Rosita and Kingsville Dome uranium production facilities in South Texas resumed operations in June 1995 and March 1996. Production was ceased at both sites in the first quarter of 1999 when each of the production facilities were shut-in and placed on stand-by due to depressed uranium prices. Groundwater restoration activities are currently ongoing at both Kingsville Dome and Rosita.

Inventories

Materials and supplies inventory at the Company’s Kingsville Dome and Rosita sites is valued at the lower of average cost or market.

Property, Plant and Equipment

Property, Plant and Equipment Balances (net)

	At December 31,
	2001	2000
Uranium plant	$566,292	$568,848
Restoration equipment	61,963	83,879
Vehicles	65,279	74,790
Other	13,973	46,737

Total	$707,507	$774,254

There is no value carried for the Company’s mineral interests, which have been written down to zero because of the continued depressed market price for uranium.

Uranium Properties

Capitalization of Development Costs—All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Exploration and evaluation costs associated with uranium properties are expensed as incurred until such time that the existence of a commercially mineable uranium deposit is confirmed. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized through a reduction in the net carrying value of the asset. (See Note 3—“Uranium Properties—Property Realizability”).

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Depreciation and Depletion—Depletion of uranium mineral interests and related development costs is computed on a property-by-property basis using the units-of-production method based on the proved and probable recoverable uranium reserves as estimated periodically by the Company’s geologists and engineers. Depreciation and depletion is provided on the investment costs, net of salvage value, of the various uranium properties’ production plants and related equipment using the estimated production life of the uranium reserves. During the periods that our facilities are not in production, depletion on our mineral interests and our development assets are ceased. Depreciation and depletion of our plant facilities, machinery and equipment continues, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site. Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

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

Restoration and Reclamation Costs

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality to the pre-existing mine area average quality. Accruals for the estimated future cost of restoration and reclamation are made on a per-pound basis as part of production costs, or when it is determined by an engineering study that an adjustment to the accrual is required. During the year ended December 31, 2001 the Company increased its accrual for restoration and reclamation costs by $2,072,000 as a result of revisions to the Company’s estimates for future restoration and reclamation activities.

Revenue Recognition for Certain Uranium Sales

The Company recognizes revenue from the sale of uranium under which substantially all of its obligations related to the delivery have been completed.

Earnings Per Share

Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share—diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for the two years presented there were no dilutive securities included in any of these years.

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

Additional non-cash transactions occurred in 2001 and 2000 and such transactions are summarized as follows:

In 2001, the Company issued approximately 189,000 shares of common stock to its regulatory counsel in satisfaction of outstanding indebtedness.	$—

In 2001, the Company issued 3,125,000 shares of common stock to certain private investors in satisfaction of outstanding indebtedness.	$250,000

In 2000, the Company issued approximately 68,000 shares of common stock to certain directors in satisfaction of compensation deferred by those individuals.	$25,000

In 2000, the Company issued 720,000 shares of common stock to its regulatory counsel in satisfaction of outstanding indebtedness.	$466,000

In 2000, the Company issued approximately 2,111,000 shares of common stock for the conversion of the convertible note and accrued interest to Lindner Investments and Lindner Dividend Fund.	$6,272,000

Restricted Cash

At December 31, 2001 and 2000 the Company had pledged a certificate of deposit of $1,423,000 and $2,859,000, respectively, in order to collateralize surety bonds required for future restoration and reclamation obligations related to the Company’s South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

In October 2000, the Company signed an agreement with Texas regulatory authorities and the Company’s bonding company that provided the Company access to up to $2.2 million of Company funds pledged to secure the Company’s restoration bonds. The entire $2.2 million has been released to the Company as of December 31, 2001. The funds were used by the Company to perform restoration at the Company’s Kingsville Dome and Rosita mine sites in South Texas. The agreement expired December 31, 2001. A Second Restoration Agreement was entered into in January 2002 covering January through April 2002. This agreement provided us access to approximately $600,000 during this four month period to continue to conduct restoration activities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically regarding the Company’s uranium properties, significant estimates were utilized in determining the carrying value of these assets. The actual value realized from these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Regarding the Company’s reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs to complete the groundwater restoration and surface reclamation at the Company’s mine sites. The actual cost to conduct these activities may vary significantly from the estimates.

Risks and Uncertainties

Historically, the market for uranium has experienced significant price fluctuations. Prices are significantly impacted by global supply and demand which is affected by the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. Increases or decreases in prices received could have a significant impact on the Company’s future results of operations.

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 is required to be adopted on January 1, 2002. The adoption of SFAS No. 142 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003 and is currently evaluating the impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, and anticipates no impact on its financial position or results of operations.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

2.    FUTURE OPERATIONS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because uranium prices were depressed to a level below the cost of production, the Company ceased production activities in 1999 at both of its two producing properties. In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The market price of uranium continues to be below the Company’s cost to produce uranium and the price needed to obtain the necessary financing to allow development of new production areas at the Company’s South Texas sites.

During 2000 and 2001, the Company sought to raise funds to permit it to continue operations until uranium prices increase to a level that will permit the Company to resume mining operations. In August 2000 and April 2001 the Company completed two private placements raising $750,000 and $2,085,000, respectively through the issuance of 7,500,000 and 26,062,500 shares of common stock, respectively, and warrants expiring in August 2005 to purchase an additional 5,625,000 shares of Common Stock. As adjusted for the April offering, the exercise price of the warrants is $0.14 per share. The funds raised in the private placements were used to fund the non-restoration overhead costs of the Company. The shares issued in the private placements represent approximately 69% of the outstanding Common Stock of the Company. The completion of the private placements resulted in a significant dilution of the current stockholders’ equity in the Company.

In addition, in October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company’s bonding company that provided the Company access to up to $2.2 million of Company funds pledged to secure the Company’s restoration bonds. The entire $2.2 million has been released to the Company as of December 31, 2001. The funds were used by the Company to perform restoration at the Company’s Kingsville Dome and Rosita mine sites in South Texas. The agreement expired December 31, 2001.

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

3.    URANIUM PROPERTIES

Property Realizability

The Company’s potential illiquidity necessitated a reevaluation of the Company’s method of valuing its uranium properties for accounting purposes. Prior to the fourth quarter of 1999, the Company had valued its uranium properties on a held for production basis, i.e., assuming that each property would be ultimately placed into production. Because of the Company’s potential illiquidity, the Company determined that the liquidation value of the physical assets of each property best represented the fair market value of its long-term assets, and this valuation was used in determining the amount of impairment applicable to each of the Company’s uranium properties.

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

Cost of uranium sales in 2000 and 2001 in the Consolidated Statements of Operations includes $500,000 and $29,000, respectively of costs incurred to maintain the facility while Kingsville Dome was on standby and not in production. At December 31, 2001, the Company believes that the property contains a significant amount of undeveloped mineralized uranium material. The Company has recorded impairment provisions in the years ended December 31, 2000 and 2001 of approximately $104,000 and $103,000, respectively, for the Kingsville Dome property. The net carrying value of the property was approximately $389,000 at December 31, 2001 and 2000 and consisted of plant buildings, uranium processing equipment and uranium drying facilities of $378,000 and field facilities, restoration and other equipment of $11,000.

Rosita Property

In late 1985, the Company acquired several lease holdings in a uranium prospect (“Rosita”) in South Texas. Construction and development activities began in the first quarter of 1990 and were completed in September 1990 with production commencing immediately thereafter. The property was originally put on a standby basis and production ceased in March 1992.

Wellfield development activity began in early 1995 at Rosita which lead to the resumption of production at the property in June 1995. The Company ceased uranium production operations in the first quarter of 1999 and the property was placed on standby.

Cost of uranium sales in 2000 and 2001 in the Consolidated Statements of Operations includes $272,000 and $30,000, respectively of costs incurred to maintain the facility while Rosita was on standby and not in production. The Company has recorded impairment provisions in the years ended December 31, 2000 and 2001 of approximately $62,000 and $57,000, respectively for the Rosita property. The net carrying value of the property at December 31, 2001 and 2000 was approximately $244,000 and $277,000, respectively. Such assets consisted of plant buildings and uranium processing facilities of $182,000 and $185,000, at December 31, 2001 and 2000, respectively and restoration and other equipment of $62,000 and $92,000, respectively.

Vasquez Property

The Company holds four mineral leases on 842 gross and net acres located in southwestern Duval County, in south Texas.

The secondary lease term for this property expired in February 2000. URI tendered payment under the shut-in royalty clause of the leases in 2000 and 2001 and also holds its rights to the property through continuous development clauses in the leases. The lessor returned the Company’s shut-in royalty payments for 2000 and 2001 without disclosing their reasons for rejecting the Company’s payment. The Company believes that it will continue to hold its rights to the property under either the shut-in royalty or the continuing development clauses of the lease. The leases provide for royalties based on uranium sales.

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

Crownpoint Property

In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1996, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. In August 1993, the Company acquired approximately 959 acres of leases adjoining the Crownpoint properties. The net carrying value of these properties were written down to approximately $61,000 at December 31, 2001 and 2000 and consisted primarily of plant buildings and equipment. Such writedown resulted in a pre-tax charge against earnings of approximately $200,000 and $151,000 in 2000 and 2001, respectively. Such writedown resulted in a pre-tax charge against earnings of approximately $200,000 and $151,000 in 2000 and 2001, respectively.

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

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

The Company must secure new profitable uranium sales contracts in order for it to continue in existence. Demonstrated profitability under such new contracts will form the basis for the Company to be able to secure the requisite financing/equity infusion to resume production at its mine sites. The profitability under such new contracts will depend on a number of factors including the cost of producing uranium at the Company’s mining properties, the Company’s ability to produce uranium to meet its sales commitments and the spot market price of uranium.

All uranium sales revenues for the twelve months ended December 31, 2000 were from sales to one customer for a total of $937,000.

5.    SHORT-TERM DEBT

NationsBank Credit Agreement

In May 1996 the Company entered into a $3.0 million revolving-credit facility with NationsBank, N.A. (“Nations”). In July 1997 the facility was renewed and expanded to $5.0 million for a two-year term. The facility was renewed again for $3.0 million in July 1999 for a one-year term. This facility was secured by the Company’s uranium inventory and/or its receivables from its uranium sales contracts with interest on the loan accruing at the prime rate plus 1%. In 2000 the facility expired and all remaining principal and interest payments were made.

6.    LONG-TERM DEBT

Lindner Note

On May 25, 1995 the Company borrowed an aggregate of $6 million from Lindner Investments and Lindner Dividend Fund (collectively the “Lender”), and issued secured convertible notes (the “Lindner Note”). The Lindner Note was initially issued for a term of three years and bore interest at an annual rate of 6.5% and was convertible at any time during the three-year term into 1.5 million shares of the Company’s common stock at an initial conversion price of $4.00 per share. The Lender also received a three-year warrant to purchase 1.5 million shares of the Company’s common stock at an initial price of $4.00 per share. In 1995, 500,000 warrants were exercised for $2.0 million. Certain others associated with the transaction were granted warrants and options to purchase up to 150,000 shares at an initial exercise price of $4.00 per share. As of December 31, 2001, these persons had exercised 62,500 shares of warrants under the agreement and 87,500 shares of warrants have expired.

In March 1998, the Company and the Lender extended the maturity date of the Lindner Note to May 31, 2000. The note was convertible at any time during this term into 2.0 million shares of the Company’s common stock at a conversion price of $3.00 per share. In connection with this transaction the Company allocated $408,000 to the value of the warrants resulting in an effective rate of 10% on the refinanced note. All costs associated with these warrants have been amortized.

In February 2000, the entire $6,000,000 plus accrued interest of $334,000 were converted into 2,111,478 shares of the Company’s common stock. The remaining warrants expired unexercised on May 31, 2000.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

Benton Convertible Note

During 1994, the Company engaged in certain transactions with companies controlled by Mr. Oren L. Benton (the “Benton Companies”). In 1995, Benton and various of the Benton Companies filed for protection under Chapter 11 of the Federal Bankruptcy Code (the “Benton Bankruptcy”). In 1998 the Trustee sought recovery of approximately $1.6 million of payments made by certain of the Benton Companies to the Company, claiming that the payments and advances were avoidable as preferential and/or fraudulent transfers. On July 17, 2000, the parties entered into a settlement agreement whereby the Company issued a $135,000 Convertible Note due July 17, 2005, assigned its rights under a $65,000 Promissory Note from Benton and assigned certain claims against Union Bank of Switzerland in settlement of the complaint. Interest on the Convertible Note is due at maturity and the Note bears interest at a rate of 6% per annum. The Company may prepay the Note at any time and the holder of the Note may convert all principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.75 per share.

Summary of Long-Term Debt

	At December 31,
	2001	2000
Long-term debt of the Company consists of:
Crownpoint property (Note 3)	$450,000	$450,000
Benton Convertible Note	135,000	135,000
Other	—	581

	585,000	585,581
Less—Current portion	—	581

Total long-term debt	$585,000	$585,000

Maturities of long-term debt are as follows:

For the Twelve Months Ended:		For the Twelve Months Ended:
December 31, 2001	$—	December 31, 2004	$—
December 31, 2002	$—	December 31, 2005	$135,000
December 31, 2003	$—	December 31, 2006 and beyond	$450,000

7.    RELATED-PARTY TRANSACTIONS

See note 6 for conversion of Lindner Note.

8.    SHAREHOLDERS’ DEFICIT

Common Stock

Common Stock Issued in 2000

In 2000, the Company issued 67,598 shares of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan (the “Plan”) in satisfaction of compensation deferred by those individuals.

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

Increase in Authorized Shares

In March 2001, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.0001 per share (the “Common Stock’), from 35,000,000 to 100,000,000. Stockholders also approved an amendment to the Company’s 1995 Stock Incentive Plan (the “1995 Plan”), to increase the number of shares of the Company’s Common Stock eligible for issuance under the 1995 Plan from 1,250,000 shares to 4,000,000 shares.

Settlement of Regulatory Counsel Indebtedness

The Company reached a compromise with its regulatory counsel settling an outstanding indebtedness of approximately $566,000 for a payment of $100,000 in cash, the assignment of certain claims, the issuance of 720,000 shares of Common Stock. In 2001, an additional 189,412 shares of Common Stock were issued in completion of the settlement agreement.

Lindner Note Conversion

In February 2000, the Company converted the Lindner Note as discussed in Note 6, into 2,111,478 shares of common stock. See Note 6 – Long-Term Debt “Lindner Note” for further discussion.

Financial Advisors’ Options

On May 25, 1995, the Company granted options to purchase 150,000 shares at an initial conversion price of $4.00 per share to certain financial advisors associated with the Lindner Note transaction. The options were immediately exercisable. See note 6 for discussion of the exercise and expiration of such options.

Stock Options

Directors Stock Options

On May 25, 1995, the Company granted options to certain directors of URI, to purchase 200,000 shares of the Company’s common stock at an exercise price of $4.50 per share. All such options were immediately exercisable and were originally scheduled to expire May 24, 1998 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first. In November 1997, the term of these options was extended for three years and the exercise price was increased to $4.75 per share. In May 2001 these options expired unexercised.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

On August 16, 1995, the Company granted options to a director of URI, to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.38 per share which was the fair market value of a share of common stock on August 16, 1995. Such options were immediately exercisable and were originally scheduled to expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after his death, whichever occurs first. In November 1997, the term of these options was extended for three years and the exercise price was increased to $8.63 per share. In June 2001 these options expired unexercised.

On June 19, 2001, the Company granted options to certain directors of URI to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.22 per share. All such options are immediately exercisable and are scheduled to expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first. None of these options has been exercised as of December 31, 2001.

Options Issuable for Deferred Compensation

The Company has a 1999 Deferred Compensation Plan (the “1999 Plan”) and a 2000-2001 Deferred Compensation Plan (the “2000-2001 Plan”) whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2001.

Under the 1999 Deferred Compensation Plan (the “1999 Plan”) executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of $241,690 was deferred under the 1999 Plan of which $133,450 was paid by issuing 355,861 shares of Common Stock at $0.375 per share.

The Company also has a 2000-2001 Deferred Compensation Plan (the “2000-2001 Plan”). Under that plan executive officers and directors were permitted to defer up to 100% of their 2000 and 2001 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share. As of December 31, 2001, a total of $336,090 has been deferred under that plan and no elections have yet been made to convert any such amounts into shares.

Market for Common Stock

Before March 24, 1999 the Company’s Common Stock was traded on NASDAQ National Market under the trading symbol URIX. On March 23, 1999, the common stock was delisted from the NASDAQ National Market. From March 24, 1999 through November 13, 2000 the stock was quoted on the Over the Counter Bulletin Board (the “OTCBB”). On November 14, 2000 the stock became ineligible for trading on the OTCBB and began trading on the Pink Sheets. Commencing August 22, 2001 the stock again was quoted on the OTCBB.

9.    STOCK-BASED COMPENSATION PLANS

The Company has three stock option plans, the Employees’ Stock Option Plan, the 1995 Stock Incentive Plan and the Directors’ Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 (“FAS 123”), the Company’s net loss and loss per share (“EPS”) for the year ended December 31, 2001 and 2000 would have been adjusted to the following pro forma amounts:

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

		2001	2000
Net Earnings (Loss):	As reported	$(3,788,483)	$(3,233,352)
	Pro forma	$(3,905,786)	$(3,320,907)

Basic EPS:	As reported	$(0.09)	$(0.19)
	Pro forma	$(0.09)	$(0.19)

Diluted EPS:	As reported	$(0.09)	$(0.19)
	Pro forma	$(0.09)	$(0.19)

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

The Directors’ Stock Option Plan provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company’s annual meeting. Currently there are 91,000 stock options outstanding under the Directors’ Stock Option Plan. Also, on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the Employees’ Stock Option Plan. All of the previously outstanding options were canceled upon the effectiveness of the new options. On August 10, 1994, the Board of Directors increased the available options under the Employees’ Stock Option Plan and the Directors’ Stock Option Plan to 850,000 options and 150,000 options, respectively. On October 11, 1995, the Board of Directors elected to discontinue grants under the Employees’ Stock Option Plan with the adoption of a stock incentive plan covering key employees. The 1995 Stock Incentive Plan provided for the grant of a maximum of 750,000 stock options. These options may be incentive or nonqualified stock options. On June 5, 1998, the Company’s stockholders approved an increase in the available shares under the Stock Incentive Plan to 1,250,000. During 2000 the Company’s board of directors approved an increase the available shares under the Stock Incentive Plan to 4,000,000, subject to stockholder approval. Such approval was received in March 2001. As of December 31, 2001, there are 2,588,795 shares subject to outstanding options under the 1995 Stock Incentive Plan.

Additional details about the options granted under the stock option plans are as follows:

			At December 31, 2001
Date of Grant	Exercise Price	Options Granted	Options Available for Exercise	Options Exercised	Options Canceled	Options Outstanding
January 15, 1992	$2.94	617,248	14,437	327,625	275,186	14,437
May 22, 1992	$3.00	2,000	—	1,000	1,000	—

Balances at December 31, 1992		619,248	14,437	328,625	276,186	14,437

February 26, 1993	$2.50	10,000	—	2,500	7,500	—
May 27, 1993	$3.50	2,000	—	500	1,500	—

Balances at December 31, 1993		631,248	14,437	331,625	285,186	14,437

July 11, 1994	$4.38	20,000	20,000	—	—	20,000
August 10, 1994	$4.25	140,000	19,000	1,000	120,000	19,000

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

			At December 31, 2001

Date of Grant	Exercise Price	Options Granted	Options Available for Exercise	Options Exercised	Options Canceled	Options Outstanding

December 15, 1994	$5.88	3,000	2,000	—	1,000	2,000

Balances at December 31, 1994		794,248	55,437	332,625	406,186	55,437

February 24, 1995	$4.13	210,000	100,000	—	110,000	100,000
April 12, 1995	$3.88	10,000	10,000	—	—	10,000
May 26, 1995	$3.75	40,000	20,000	—	20,000	20,000
August 16, 1995	$8.38	100,000	100,000	—	—	100,000
August 31, 1995	$6.88	127,508	40,200	—	87,308	40,200
October 11, 1995	$6.94	35,000	35,000	—	—	35,000
December 19, 1995	$5.50	3,000	2,000	—	1,000	2,000

Balances at December 31, 1995		1,319,756	362,637	332,625	624,494	362,637

February 22, 1996	$9.75	178,810	65,880	—	112,930	65,880
May 29, 1996	$17.00	3,000	2,000	—	1,000	2,000
May 30, 1996	$16.13	75,000	—	—	75,000	—
July 22, 1996	$11.13	50,000	—	—	50,000	—

Balances at December 31, 1996		1,626,566	430,517	332,625	863,424	430,517

February 10, 1997	$7.125	182,405	67,915	—	114,490	67,915
April 1, 1997	$5.50	55,000	55,000	—	—	55,000
May 1, 1997	$5.00	3,000	2,000	—	1,000	2,000

Balances at December 31, 1997		1,866,971	555,432	332,625	978,914	555,432

February 23, 1998	$2.9375	172,000	86,250	—	57,000	115,000
June 5, 1998	$2.50	3,000	1,500	—	1,000	2,000

Balances at December 31, 1998		2,041,971	643,182	332,625	1,036,914	672,432

June 18, 1999	$0.25	2,000	1,000	—	—	2,000

Balances at December 31, 1999		2,043,971	644,182	332,625	1,036,914	674,432

September 27, 2000	$0.20	2,250,000	562,500	—	—	2,250,000

Balances at December 31, 2000		4,293,971	1,206,682	332,625	1,036,914	2,924,432

February 28, 2001	$0.19	475,500	158,498	—	—	475,500

June 19, 2001	$0.22	20,000	—	—	—	20,000

Balances at December 31, 2001		4,789,471	1,365,180	332,625	1,036,914	3,419,932

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

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

10.    FEDERAL INCOME TAXES

The deferred federal income tax asset consists of the following:

	December 31,
	2001	2000
Property development costs—net of amortization	$9,645,000	$10,396,000
Accelerated depreciation	(118,000)	(114,000)
Restoration reserves	1,674,000	1,517,000
Net operating loss and percentage depletion carryforwards	16,000	15,000
Valuation allowance and other—net	(11,217,000)	(11,814,000)

Total deferred income tax asset	$0	$0

Major items causing the Company’s tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2001		2000
	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax loss	$(3,788,483)		$(3,233,352)

Pretax loss times statutory tax rate	(1,288,000)	(34%)	(1,099,000)	(34%)
Increases in taxes resulting from:
Percentage depletion	1,288,000	34%	1,099,000	34%

Income tax benefit	$0	0%	$0	0%

The Company’s net operating loss carryforwards generated in 2001 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax (“AMT”) rates imposed by the 1986 Tax Reform Act (“the 86 ACT”). It is assumed that these deferred tax assets will be realized at such rates.

At December 31, 2001, approximately $45,418,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. The Company received refunds of $183 and $1,115 from prior year’s federal income payments in 2001 and 2000, respectively.

The Company also has available for regular federal income tax purposes at December 31, 2001 estimated net operating loss (“NOL”) carryforwards of approximately $36,793,000 which expire primarily in 2004 through 2021, if not previously utilized. Following the sale of stock in 2001 described in Note 2, use of the Company’s NOL will be severely limited on an annual and aggregate basis. For this reason, the NOL is not included as a deferred tax asset in the table above.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

11.    OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2001	2000
Reserve for future restoration and reclamation costs, net of current portion of $83,000 in 2001 and 2000 (Note 1)	$4,730,161	$4,270,655
Long-term accounts and interest payable	11,796	3,696
Royalties payable	500,000	500,000
Deferred compensation	363,330	236,280

	$5,605,287	$5,010,631

The Company’s future restoration costs at December 31, 2001 and 2000 are primarily related to groundwater restoration and surface reclamation at its Kingsville Dome and Rosita mine sites in South Texas. At December 31, 2001 the Company has estimated the total future costs to be and has accrued $3,118,000 and $1,528,000, respectively, for total estimated future restoration and reclamation costs for the Kingsville Dome and Rosita sites. At December 31, 2000 the Company had accrued $2,465,000 and $1,784,000, respectively for Kingsville Dome and Rosita.

12.    COMMITMENTS AND CONTINGENCIES

The Company’s mining operations are subject to federal and state regulations for the protection of the environment, including water quality. These laws are constantly changing and generally becoming more restrictive. The ongoing costs of complying with such regulations have not been significant to the Company’s annual operating costs. Future mine closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of-production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are in compliance with current environmental regulations.

The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management does not believe that adverse decisions in any pending or threatened proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

13.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure about the fair value of financial instruments. The Company is unable to assess the fair value of its debt instrument at December 31, 2001 due to the Company’s financial position and its inability to secure comparable financing.

14.    SUBSEQUENT EVENT

On December 4, 2001, the Company commenced an action in the 229th Judicial District Court in Duvall County, Texas against the lessors for the Vasquez property to declare that the leases remain in full force and effect. The lease term expired in February 2000. The leases contain clauses that permit the extension of the term of the leases if the Company is engaged in operations designed to establish production. In addition the leases permit the Company to pay a per acre royalty to extend the term. The Company tendered payment of the required royalty in 2000, 2001 and 2002. The lessor returned all such payments without disclosing their reasons for rejecting the payment. The Company believes that it continues to hold its rights to the property under either the shut-in royalty or the continuing development clauses of the leases. The Company has been informed that the lessors granted a lease to a third party, Everest Exploration, that was contingent upon the termination of the leases. Everest has moved to intervene and has asserted a claim that the leases have expired. While the Company believes that the leases remain in full force and effect, the Company is unable to predict the outcome of this case.

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company, as amended (filed with the Company’s Annual Report on Form 10-K dated March 27, 1997).

3.1.1*	Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company’s Quarterly Report on Form 10-Q dated August 16, 1999, SEC File Number 000-17171).

3.1.2*	Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form S-3 Registration No. 333-17875 on December 16, 1996).

4.1*
Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00349 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-73014 on November 8, 2001).

10.4*	Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.6*	Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and Rudolf J. Mueller (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.7*
Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company’s Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).

10.9*
License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company’s Annual Report on Form 10-K dated March 31, 1997, SEC File Number 000-17171).

*Not	filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.

ii-1

Exhibit Number		Description

10.12	*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

10.13	*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

10.14	*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

10.15	*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

10.16	*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated March 31, 1999, SEC File Number 000-17171).

10.18	*
Kingsville Dome and Rosita Mines Agreement dated October 11, 2000 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.19	**
Second Kingsville Dome and Rosita Mines Agreement dated January 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company.

10.20	**	Agreed Order dated March 8, 2002 between the Texas Department of Health and URI, Inc.

10.21	*	Promissory Note dated July 17, 2000 in the original principal amount of $135,000 (filed with the Company’s Registration Statement on Form SB-2 Registration No. 333-73014.

16	*	Letter on change in certifying accountant (filed with the Company’s Form 8-K dated February 21, 2001, SEC File Number 000-17171).

21	*	List of subsidiaries (filed with the Company’s Registration Statement on Form SB-2 Registration No. 333-73014 on November 8, 2001).

*	Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.
**	Filed Previously

ii-2