Form 10QSB
period 2002-06-30
URANIUM RESOURCES INC /DE/
filed 2002-08-13
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 0-17171

URANIUM RESOURCES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	75-2212772
(State of Incorporation)	(I.R.S. Employer Identification No.)

650 S. Edmonds Lane, Suite 108, Lewisville, Texas 75067
(Address of Principal Executive Offices)

(972) 219-3330
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒     No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding

Common Stock, $0.001 par value	69,329,193 as of August 13, 2002

URANIUM RESOURCES, INC.
2002 SECOND QUARTERLY REPORT ON FORM 10-QSB

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,

	2002	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$366,466	$549,043
Receivables, net	10,884	10,884
Materials and supplies inventory	67,922	67,163
Prepaid and other current assets	20,095	17,011

Total current assets	465,367	644,101

Property, plant and equipment, at cost:
Uranium properties	41,786,126	41,789,736
Other property, plant and equipment	253,956	280,631
Less-accumulated depreciation and depletion	(41,303,849)	(41,362,860)

Net property, plant and equipment	736,233	707,507

Long-term investment:
Certificate of deposit, restricted	1,397,515	1,423,377

Deferred offering costs	62,502	-
Other assets	4,299	4,299

	$2,665,916	$2,779,284

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30,	December 31,

	2002	2001

	(Unaudited)
Current liabilities:
Accounts payable	$94,831	$121,163
Notes payable	600,000	-
Current portion of restoration reserve	83,000	83,000
Other accrued liabilities	857,387	207,631

Total current liabilities	1,635,218	411,794

Other long-term liabilities and deferred credits	5,217,853	5,605,287

Long-term debt, less current portion	585,000	585,000

Shareholders’ deficit:
Common stock, $.001 par value, shares authorized:
100,000,000; shares issued and outstanding (net of treasury shares): 2002 - 48,992,278 2001 - 48,992,278	49,145	49,145

Paid-in capital	50,299,223	50,299,223
Accumulated deficit	(55,111,105)	(54,161,747)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)

Total shareholders’ deficit	(4,772,155)	(3,822,797)

	$2,665,916	$2,779,284

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Uranium sales -	$-	$-	$-	$-

Total revenue	-	-	-	-

Costs and expenses:
Cost of uranium sales -
Operating expenses	156,140	5,781	171,869	22,368
Depreciation and depletion	8,923	9,635	16,114	20,403
Writedown of uranium properties and other uranium assets	71,627	82,938	188,932	199,434

Total cost of uranium sales	236,690	98,354	376,915	242,205

Loss from operations before corporate expenses	(236,690)	(98,354)	(376,915)	(242,205)

Corporate expenses -
General and administrative	339,829	266,154	582,715	618,916
Depreciation	1,575	4,595	3,649	8,898

Total corporate expenses	341,404	270,749	586,364	627,814

Loss from operations	(578,094)	(369,103)	(963,279)	(870,019)

Other income (expense):
Interest expense, net of capitalized interest	(9,821)	(29,136)	(14,444)	(36,195)
Interest and other income, net	8,953	24,427	28,365	60,596

Net loss	$(578,962)	$(373,812)	$(949,358)	$(845,618)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares and common
equivalent shares per share data
Basic	48,992,278	46,128,267	48,992,278	34,567,992

Diluted	48,992,278	46,128,267	48,992,278	34,567,992

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operations:
Net loss	$(949,358)	$(845,618)
Reconciliation of net loss to cash used in operations-
Depreciation and depletion	19,763	29,301
Writedown of uranium properties and other assets	188,932	199,434
Decrease in restoration and reclamation accrual	(559,976)	(765,124)
Other non-cash items, net	75,242	83,661

Cash flow used in operations, before changes in operating working capital items	(1,225,397)	(1,298,346)

Effect of changes in operating working capital items-
Decrease in receivables	-	9,998
(Increase) decrease in inventories	(759)	1,829
Increase in prepaid and other current assets	(3,084)	(1,915)
Increase (decrease) in payables and accrued liabilities	719,424	(182,285)

Net cash used in operations	(509,816)	(1,470,719)

Investing activities:
Decrease in investments	25,862	725,072
Additions to property, plant and equipment -
Kingsville Dome	(79,792)	(44,196)
Rosita	(34,734)	(35,646)
Vasquez	(92,978)	(51,041)
Churchrock	(7,077)	(20,839)
Crownpoint	(18,372)	(39,304)
Other property	(3,168)	(8,355)

Net cash provided by (used in) investing activities	(210,259)	525,691

Financing activities:
Proceeds from borrowings	600,000	250,000
Payments of principal	-	(581)
Deferred offering costs	(62,502)	-
Issuance of common stock and warrants, net	-	1,834,998

Net cash provided by financing activities	537,498	2,084,417

Net increase (decrease) in cash and cash equivalents	(182,577)	1,139,389
Cash and cash equivalents, beginning of period	549,043	212,523

Cash and cash equivalents, end of period	$366,466	$1,351,912

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.
Notes to Consolidated Financial Statements
June 30, 2002 (Unaudited)

1.       BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2001 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2002.

2.       FUTURE OPERATIONS

          The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because uranium prices were depressed to a level below the cost of production, the Company ceased production activities in 1999 at both of its two producing properties. In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The market price of uranium continues to be below the Company’s cost to produce uranium and the price needed to obtain the necessary financing to allow development of new production areas at the Company’s South Texas sites. See “Plan of Operation” for a discussion of the Company’s cash requirements and its efforts to raise cash to remain in business.

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

3.       DEBT/SHAREHOLDERS’ EQUITY

Short Term Debt

          On May 29, 2002 the Company obtained a $600,000 loan by issuing demand notes to private investors. Principal on the notes was due upon demand by the noteholders, and interest was due and payable on the first day of every August, November, February and May at the rate of 11% per annum. Holders of the notes had the right, but not the obligation, to purchase Common Stock or other equity securities offered by the Company in any subsequent private placements by paying for such purchase by forgiving unpaid interest and/or principal due and unpaid on the notes at $0.12 per share. The $611,550 in principal and accrued interest under the demand notes was converted on July 30, 2002 into 5,096,248 shares of common stock of the Company.

Equity Infusion

          In July 2002, the Company raised an additional $2,440,430 of equity by the issuance of 20,336,915 shares of Common Stock at $0.12 per share pursuant to a registered common stock offering. Included in the issuance was the conversion of $611,550 in principal and accrued interest for demand notes that were issued on May 29,2002.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

          This Item 2 contains “forward-looking statements”. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, proved undeveloped reserves and other such matters. The words “believes,” “expects,” “projects,” “targets,” or “estimates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” in the Company’s 2001 Annual Report on Form 10-KSB.

Plan of Operation-

          Since mid 1999 the market price of uranium has been and continues to be below our cost to produce uranium. We expect this condition to continue at least through the end of 2002. In response to these market conditions, since mid 1999 we have shut-in our producing properties. Since the first quarter of 2000 we have had no source of revenue and have had to rely on equity infusions to remain in business.

          In August 2000 and April 2001 we completed two private placements of common stock and raised an aggregate of $2,835,000 through the issuance of 33,562,500 shares of common stock and warrants expiring in August 2005 to purchase an additional 5,625,000 shares of Common Stock. The funds were used to fund our non-restoration overhead costs.

          In July 2002, we raised an additional $2,429,000 of equity by the issuance of 20,336,915 shares of Common Stock at $0.12 per share pursuant to a registered common stock offering. Included in the issuance was the conversion of $611,550 in principal and accrued interest for demand notes that were issued on May 29, 2002.

          From July, 2000 to April, 2002, our restoration costs were funded pursuant to agreements with the State of Texas and our bonding company that gave us access to cash collateral we had posted to secure obligations under restoration bonds issued by our bonding company. Pursuant to these agreements, we used approximately $1.97 million of such cash collateral. These arrangements terminated at the end of April 2002. In May 2002 we entered into another restoration agreement with these entities for the period of May 2002 to November 2002. Pursuant to this agreement, we will have access to up to approximately $250,600 of such cash collateral. After November 30, 2002, we no longer have access to the cash collateral to fund our restoration expenses.

          At June 30, 2002 we had cash of $366,000. Our monthly cash expenses are approximately $200,000. With the additional capital raised in July 2002 we expect to have sufficient capital to remain in business until mid-2003.

          We will require additional capital resources to fund the development of our undeveloped properties. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which would enable the Company to operate profitably.

Critical Accounting Policies

          Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-KSB. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

URANIUM RESOURCES, INC.

Dated: August 13, 2002	By: /S/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: August 13, 2002	By: /S/ Thomas H. Ehrlich
Thomas H. Ehrlich
Vice President - Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit
Number	Description

3.1*	Restated Certificate of Incorporation of the Company, as amended (filed with the Company’s Annual Report on Form 10-K dated March 27, 1997).

3.1.1*	Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company’s Quarterly Report on Form 10-Q dated August 16, 1999, SEC File Number 000-17171).

3.1.2*	Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form S-3 Registration No. 333-17875 on December 16, 1996).

4.1*	Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00349 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-73014 on November 8, 2001).

10.4*	Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.6*	Non-Qualified Stock Option Agreement dated June 19, 2000 between the Company and Rudolf J. Mueller (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.7*	Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company’s Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).

10.9*	License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company’s Annual Report on Form 10-K dated June 30, 1997, SEC File Number 000-17171).

* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.

E-1

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.18*	Kingsville Dome and Rosita Mines Agreement dated October 11, 2000 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.19*	Second Kingsville Dome and Rosita Mines Agreement dated January 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171).

10.20*	Agreed Order dated March 8, 2002 between the Texas Department of Health and URI, Inc. (filed with the Company’s Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171)

10.21	Third Kingsville Dome and Rosita Mines Agreement dated May 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company.

16*	Letter on change in certifying accountant (filed with the Company’s Form 8-K dated February 21, 2001, SEC File Number 000-17171).

21*	List of subsidiaries (filed with the Company’s Registration Statement on Form SB-2 Registration No. 333-73014 on November 8, 2001).

* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.

E-2