Form 10QSB
period 2002-09-30
URANIUM RESOURCES INC /DE/
filed 2002-11-13
CIK 839470

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission file number 0-17171

URANIUM RESOURCES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State of Incorporation)	75-2212772 (I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock Common Stock, $0.001 par value	Number of Shares Outstanding 69,329,193 as of November 13, 2002

URANIUM RESOURCES, INC.
2002 THIRD QUARTERLY REPORT ON FORM 10-QSB

SIGNATURES	12

INDEX TO EXHIBITS	E-1

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,487,999	$549,043
Receivables, net	10,884	10,884
Materials and supplies inventory	68,072	67,163
Prepaid and other current assets	15,420	17,011

Total current assets	1,582,375	644,101

Property, plant and equipment, at cost:
Uranium properties	41,788,721	41,789,736
Other property, plant and equipment	253,956	280,631
Less-accumulated depreciation and depletion	(41,316,950)	(41,362,860)

Net property, plant and equipment	725,727	707,507

Long-term investment:
Certificate of deposit, restricted	1,397,515	1,423,377

Other assets	4,299	4,299

	$3,709,916	$2,779,284

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2002	December 31, 2001

	(Unaudited)
Current liabilities:
Accounts payable	$87,950	$121,163
Current portion of restoration reserve	83,000	83,000
Other accrued liabilities	917,467	207,631

Total current liabilities	1,088,417	411,794

Other long-term liabilities and deferred credits	5,784,203	5,605,287

Long-term debt, less current portion	585,000	585,000
Shareholders’ deficit:
Common stock, $.001 par value, shares authorized:
100,000,000; shares issued and outstanding (net of treasury shares): 2002 - 69,329,193 2001 - 48,992,278	69,482	49,145

Paid-in capital	52,642,982	50,299,223
Accumulated deficit	(56,450,750)	(54,161,747)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)

Total shareholders’ deficit	(3,747,704)	(3,822,797)

	$3,709,916	$2,779,284

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Uranium sales -	$—	$—	$—	$—

Total revenue	—	—	—	—

Costs and expenses:
Cost of uranium sales -
Operating expenses	332,631	19,746	504,500	42,114
Provision for restoration and reclamation costs	518,103	—	518,103	—
Depreciation and depletion	11,462	8,393	27,576	28,796
Writedown of uranium properties and other uranium assets	178,838	158,296	367,770	357,730

Total cost of uranium sales	1,041,034	186,435	1,417,949	428,640

Loss from operations before corporate expenses	(1,041,034)	(186,435)	(1,417,949)	(428,640)

Corporate expenses -
General and administrative	294,272	281,917	876,987	900,833
Depreciation	1,639	2,916	5,288	11,814

Total corporate expenses	295,911	284,833	882,275	912,647

Loss from operations	(1,336,945)	(471,268)	(2,300,224)	(1,341,287)

Other income (expense):
Interest expense, net of capitalized interest	(13,581)	(2,064)	(28,025)	(38,259)
Interest and other income, net	10,881	22,628	39,246	83,224

Net loss	$(1,339,645)	$(450,704)	$(2,289,003)	$(1,296,322)

Net loss per common share:
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average common shares and common equivalent shares
Basic	63,139,697	48,992,278	53,759,906	39,428,923

Diluted	63,139,697	48,992,278	53,759,906	39,428,923

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operations:
Net loss	$(2,289,003)	$(1,296,322)
Reconciliation of net loss to cash used in operations-
Provision for restoration and reclamation costs	518,103	—
Depreciation and depletion	32,864	40,610
Writedown of uranium properties and other assets	367,770	357,730
Decrease in restoration and reclamation accrual	(559,976)	(1,174,502)
Other non-cash items, net	102,489	119,931

Cash flow used in operations, before changes in operating working capital items	(1,827,753)	(1,952,553)
Effect of changes in operating working capital items-
Decrease in receivables	—	9,999
(Increase) decrease in inventories	(909)	1,823
Increase (decrease) in prepaid and other current assets	1,591	(959)
Increase in payables and accrued liabilities	805,173	217,603

Net cash used in operations	(1,021,898)	(1,724,087)

Investing activities:
Decrease in investments	25,862	1,065,435
Additions to property, plant and equipment -
Kingsville Dome	(126,962)	(92,769)
Rosita	(44,989)	(45,744)
Vasquez	(136,556)	(65,141)
Churchrock	(17,098)	(33,353)
Crownpoint	(77,681)	(100,711)
Other property	(14,268)	(20,153)

Net cash provided by (used in) investing activities	(391,692)	707,564

Financing activities:
Proceeds from borrowings	600,000	250,000
Payments of principal	—	(581)
Issuance of common stock and warrants, net	1,752,546	1,834,998

Net cash provided by financing activities	2,352,546	2,084,417

Net increase in cash and cash equivalents	938,956	1,067,894
Cash and cash equivalents, beginning of period	549,043	212,523

Cash and cash equivalents, end of period	$1,487,999	$1,280,417

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.
Notes to Consolidated Financial Statements
September 30, 2002 (Unaudited)

1.      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2001 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2002.

2.      FUTURE OPERATIONS

         The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because of depressed uranium prices the Company ceased production activities in 1999 at both of its producing properties. Uranium prices continue to be depressed and these properties remain non-producing.

         In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The Company expects to resume production activities, including seeking the necessary development financing, when there is a recovery in the market price of uranium. See “Plan of Operation” for a discussion of the Company’s cash requirements and its efforts to raise cash to remain in business.

         Should the Company be unable to achieve profitable operations or raise additional capital, it may be forced to seek protection under federal bankruptcy laws. The accompanying financial statements do not purport to reflect or provide for the consequences of a possible bankruptcy proceeding. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amount that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.

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

Equity Infusion

In July 2002, the Company raised an additional $2,429,000 of equity ($2,364,000 net of the costs of the offering) by the issuance of 20,336,915 shares of Common Stock at $0.12 per share pursuant to a registered common stock offering. Included in the issuance was the conversion of $611,550 in principal and accrued interest for demand notes that were issued on May 29,2002.

4.      PROVISION FOR RESTORATIONAND RECLAMATION COSTS

         In 2001and 2002, the restoration activities conducted at the Kingsville Dome and Rosita mines provided significant information which was used to update the comprehensive restoration plans at each location. As a result, revised engineering studies were completed which determined that adjustments to the restoration cost accrual was required. An increase of such accrual of $518,000 was recorded in the third quarter of 2002 to reflect the change in future estimated restoration costs to be incurred at the locations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

         Because of depressed uranium prices in 1999, we shut-in our two producing properties with plans to resume production when market prices recovered. Because the present market price of uranium continues to be depressed our properties remain shut-in. We expect his condition to continue through at least the end of 2002. When uranium prices recover, we expect to begin production activities at our South Texas sites, including securing the necessary development financing. Since the first quarter of 2000 we have had no source of revenue and have had to rely on equity infusions to remain in business.

         In August 2000 and April 2001 we completed two private placements of common stock and raised an aggregate of $2,835,000 through the issuance of 33,562,500 shares of common stock and warrants expiring in August 2005 to purchase an additional 5,625,000 shares of Common Stock. The funds were used to fund our non-restoration overhead costs.

         In July 2002, we raised an additional $2,429,000 of equity ($2,364,000 net of the costs of the offering) by the issuance of 20,336,915 shares of Common Stock at $0.12 per share pursuant to a registered common stock offering. Included in the issuance was the conversion of $611,550 in principal and accrued interest for demand notes that were issued on May 29, 2002.

         From July 2000 to April 2002, our restoration costs were funded pursuant to agreements with the State of Texas and our bonding company that gave us access to cash collateral we had posted to secure obligations under restoration bonds issued by our bonding company. Pursuant to these agreements, we used approximately $1.97 million of such cash collateral. These arrangements terminated at the end of April 2002. In May 2002 we entered into another restoration agreement with these entities for the period of May 2002 to November 2002. Pursuant to this agreement, we will have access to up to approximately $250,600 of such cash collateral. After November 30, 2002, we will no longer have access to the cash collateral to fund our restoration expenses.

         At September 30, 2002 we had cash of $1,488,000, primarily from the equity raised in July 2002. Our monthly cash expenses are approximately $200,000. With the additional capital raised in July 2002 we expect to have sufficient capital to remain in business until mid-2003.

         We will require additional capital resources to fund the development of our undeveloped properties. There is no assurance the Company will be successful in raising such capital or that uranium prices will recover to levels which we deem appropriate for us to resume uranium production.

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

ITEM 3.	CONTROLS AND PROCEDURES

         Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures were designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Our disclosure controls and procedures include our internal accounting controls. Based on our evaluation, our disclosure controls and procedures were effective.

         There were no significant changes in our internal controls or any other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

                As previously disclosed in our Form 10-KSB for the year ended December 31, 2001, we commenced an action on December 4, 2001, in the 229th Judicial District Court in Duval County, Texas against the lessors for the Vasquez property to declare that our leases remain in full force and effect. A trial date of March 3, 2003 has been set by the court for this case. While we believe that our leases remain in full force and effect, we are unable to predict the outcome of this case.

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

         (b)      Reports on Form 8-K

The Company filed a Current Report on Form 8-K on July 31, 2002 disclosing the completion of a private placement of 19,110,915 shares of Common Stock of the Company at $0.12 per share. The Company received $1.7 million in cash and converted $611,550 in outstanding notes and accrued interest. The Company also registered the resale of 43,354,839 million shares of Common Stock by selling shareholders.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.
Dated: November 13, 2002	By:	/s/ PAUL K. WILLMOTT

Paul K. Willmott Director, President and Chief Executive Officer

Dated: November 13, 2002	By:	/s/ THOMAS H. EHRLICH

Thomas H. Ehrlich Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Annual and Quarterly Certifications
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul K. Willmott, certify that:

1.       I have reviewed this quarterly report on Form 10-QSBof Uranium Resources, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterlyreport, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

         (a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterlyreport is being prepared;

         (b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         (c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ PAUL K. WILLMOTT

	Title:	Director, President and Chief Executive Officer

Annual and Quarterly Certifications
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas H. Ehrlich, certify that:

1.       I have reviewed this quarterly report on Form 10-QSBof Uranium Resources, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterlyreport, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

         (a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterlyreport is being prepared;

         (b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         (c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002		/s/ THOMAS H. EHRLICH

	Title:	Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company, as amended (filed with the Company’s Annual Report on Form 10-K dated March 27, 1997, SEC File Number 000-17171).

3.1.1*	Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company’s Quarterly Report on Form 10-Q dated August 16, 1999, SEC File Number 000-17171).

3.1.2*	Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form S-3 Registration No. 333-17875 on December 16, 1996).

4.1*	Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00349 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-73014 on November 8, 2001).

10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.6*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Rudolf J. Mueller (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.7*	Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company’s Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).

______________

*	Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.

 E-1

Exhibit Number	Description

10.9*	License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company’s Annual Report on Form 10-K dated March 31, 1997, SEC File Number 000-17171).

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated March 310, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated March 31, 1999, SEC File Number 000-17171).

10.18*	Kingsville Dome and Rosita Mines Agreement dated October 11, 2000 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.19*	Second Kingsville Dome and Rosita Mines Agreement dated January 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171).

10.20*	Agreed Order dated March 8, 2002 between the Texas Department of Health and URI, Inc. (filed with the Company’s Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171)

10.21*	Third Kingsville Dome and Rosita Mines Agreement dated May 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Quarterly Report on Form 10-QSB dated August 31, 2002, SEC File Number 000-17171).

10.22	Uranium Resources, Inc. Deferred Compensation Plan for 2002

10.23	Uranium Resources, Inc. Deferred Compensation Plan for 2003

______________

*	Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.

E-2