Form 10KSB
period 2002-12-31
URANIUM RESOURCES INC /DE/
filed 2003-04-11
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

The Issuers revenues for the year ended December 31, 2002 was $ 0.00

The aggregate market value of the Common Stock of the Issuer held by non-affiliates at March 27, 2003 was approximately $3,100,000.

Number of shares of Common Stock outstanding as of March 27, 2003: 69,329,193 shares.

Documents Incorporated by Reference:

None

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

i

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

The “Company” or “Registrant” is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. Items 1 and 2 contain “forward-looking statements.” These statements include, without limitation, statements relating to management’s expectations regarding the Company’s ability to remain solvent, mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company’s management for future operations and activities and other such matters. The words “believes,” “plans,” “intends,” “strategy,” “projects,” “targets,” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” beginning on page 14.

Certain terms used in this Form 10-KSB are defined in the “Glossary of Certain Terms” appearing at the end of Part I hereto.

Item 1. Description of Business

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as fuel for nuclear power plants for the generation of electricity. During 2001, 435 nuclear power plants were operating in the world and consumed an estimated 169 million pounds of uranium. World wide production of uranium in 2001 was only about 96 million pounds. In the United States there are 103 nuclear power plants that produce about 21% of the electricity used.

Based on reports by the Ux Consulting Company, LLC (“Ux”) and the Uranium Institute (“UI”), since the early 1990s, worldwide uranium production has satisfied only 52% of worldwide demand, and this ratio has also been true in the Western world. Ux reports that the gap has been filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium (HEU) inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. In the period 2003-2010 Ux projects western production to be sufficient to cover only 45% of western demand.

Ux reports that secondary sources combined with uranium production from existing uranium mines will not be sufficient to meet the world’s requirements. New production will be needed. Ux projects that the industry will need uranium prices significantly higher than current prices to stimulate the capital investment needed to support such new production.

Spot price is the price at which uranium may be purchased for delivery within one year. Spot prices have been more volatile historically than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, declining to $7.25 per pound in October 1991, increasing to $16.50 per pound in May 1996 and again declining to $7.10 at December 31, 2000. Since year-end 2000 the spot price has increased to $10.20 at December 31, 2002. The spot price at March 31, 2003 was $10.10.

The following graph shows spot prices per pound from 1980 to March 31, 2003, as reported by Trade Tech and Ux.

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

Because of depressed uranium prices in 1999, we shut-in our two producing properties with plans to resume production when market prices recovered. Because the present market price of uranium continues to be depressed our properties remain shut-in. We expect this condition to continue through at least 2003. When uranium prices recover, we expect to begin production activities at our South Texas sites, including securing the necessary development financing. Since the first quarter of 2000 we have had no source of revenue and have had to rely on equity infusions to remain in business.

In the four years ended December 31, 2001 the carrying value of our properties reduced from $61.4 million to $706,000, including a writedown in the carrying value and a pre-tax charge to earnings of: $18.0 million in 1998 ($12.3 million for Kingsville Dome and $5.6 million for Rosita); $38.4 million in 1999; $1.4 million in 2000; $475,000 in 2001 and 515,000 in 2002. At December 31, 2002 our uranium properties, plant and equipment had a net book value of about $716,000 compared to $706,000 at December 31, 2001.

In addition to the Kingsville Dome property, we have another property in South Texas—the Vasquez property, and properties in New Mexico. Commencement of production at any of these properties will be dependent on an increase in uranium prices to profitable levels, the availability of sales contracts and the availability of capital. See “LEGAL PROCEEDINGS” for a discussion of certain legal proceedings relating to these properties.

As of December 31, 2002 we had 15 employees, including one geologist, three engineers and two certified public accountants. We have field offices at Kingsville Dome, Rosita and Crownpoint.

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

We have historically used a central plant for the ion exchange. In order to increase operating efficiency and reduce future capital expenditures, we began the design and development of wellfield-specific remote ion exchange methodology. Instead of piping the solutions over large distances through large diameter pipe lines and mixing the waters of several wellfields together, each wellfield will be mined using a dedicated satellite ion exchange facility. This will allow ion exchange to take place at the wellfield instead of at the central plant. A wellfield consists of a series of injection wells, production (extraction) wells and monitoring wells drilled in specified patterns. Wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. The satellite facilities allow mining of each wellfield using its own native groundwater. This eliminates problems associated with progressive buildup of dissolved solids in the groundwater, thereby enhancing mining efficiencies and uranium recoveries.

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

The Texas Department of Health is the permitting agency for the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by the United States Nuclear Regulatory Commission.

See “PROPERTIES” and “LEGAL PROCEEDINGS” for the status of our radioactive material license for New Mexico and our Texas properties.

Underground Injection Control Permits(“UIC”). The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This act is administered by the United States Environmental Protection Agency (the “USEPA”). However, to avoid the burden of dual federal and state (or Indian tribal) regulation, the Safe Drinking Water Act allows for the UIC permits issued by states (and Indian tribes determined eligible for treatment as states) to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First the state’s program must have been granted primacy. Second, the USEPA must have granted, upon request by the state, an aquifer exemption. The USEPA may delay or decline to process the state’s application if the USEPA questions the state’s jurisdiction over the mine site.

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

Other. In addition to radioactive material licenses and underground injection control permit, we are also required to obtain from governmental authorities a number of other permits or exemptions, such as for waste water discharge, for land application of treated waste water, and for air emissions.

The current environmental regulatory program for the in situ leach industry is well established. Many in situ leach mines have gone full cycle without any significant environmental impact. However, the public anti-nuclear lobby can make environmental permitting difficult and timing less than predictable.

In order for a licensee to receive final release from further radioactive material license obligations after all of its mining and post-mining clean-up have been completed, approval must be issued by the Texas Department of Health along with concurrence from the United States Nuclear Regulatory Commission.

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

At December 31, 2002 we had surety bonds posted with the state of Texas of about $2.9 million, which related primarily to our operations at Kingsville Dome and Rosita. We have deposited as collateral for such bonds cash of about $1.4 million at December 31, 2002. Of that amount about $944,000 is due and payable to the bonding company to reimburse it for cash advanced to us in 2002 under the agreements discussed in the following paragraph relating to our restoration activities in 2002. We are obligated to increase the funding of the cash collateral account to an amount equal to 50% of the amount of the bonds plus an additional $0.50 for each pound of uranium produced until the account accumulates an additional $1.0 million. We estimate that our actual reclamation liabilities at December 31, 2002 are about $4.6 million, which has been charged to earnings. These financial surety obligations are reviewed and revised periodically by the Texas regulators. Before we can commence operations we must post an additional $3.5 million in bonds for such costs with the state of Texas, and we have no commitment from our bonding company to post such a bond without 100% cash collateral. See “LEGAL PROCEEDINGS.”

We are performing ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome. In October 2000 we signed an agreement with the State of Texas and our bonding company that provided us access to $2.2 million pledged to secure restoration bonds (the “Restoration Agreement”). The entire $2.2 million had been released to us as of December 31, 2001. Subsequent restoration agreements were entered into covering the period from January 2002 through January 2003. These agreements provided us access to approximately $975,000 during this period to continue to conduct restoration activities. For each dollar released from the cash collateral account, the surety bonds are reduced by one dollar.

We expect to be required to post a surety bond of about $1.3 million prior to receiving the permits for the mining of the Vasquez project and that all or a major portion will need to be collateralized by cash.

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

Jurisdiction over water rights becomes an issue in New Mexico when an Indian nation, such as the Navajo Nation, objects to the State Engineer’s authority and claims tribal jurisdiction over Indian Country. This issue may result in litigation between the Indian nation and the state, which may delay action on water right applications, and can require applications to the appropriate Indian nation and continuing jurisdiction by the Indian nation over use of the water. The foregoing issues arise in connection with certain of our New Mexico properties.

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

Marketing Strategy/Uranium Sales Contracts

Long-term contracts have historically been our primary source of revenue. We had no uranium sales in 2002 or 2001.

We have no scheduled uranium deliveries under contract for 2003 or beyond.

Competition

We market uranium to utilities in direct competition with supplies available from various sources worldwide. The Company competes primarily based on price.

Item 2. Description of Properties

South Texas

Kingsville Dome

The Property. The Kingsville Dome property consists of mineral leases from private landowners on about 2,800 gross and net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25%. The leases have expiration dates ranging from 2000 to 2007. With a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

Production History. Initial production commenced in May 1988. Since then we have produced a total of 3.5 million pounds. Production was stopped July 1999 because of depressed uranium prices.

Further Development Potential. Further exploration and development activities are not anticipated until uranium prices increase. We believe that there is a significant quantity of uranium remaining at Kingsville Dome that could be mined if prices were favorable and sufficient funding for delineation and development were available. We spent about $138,000 in capital expenditures in 2002. Significant expenditures are not expected in 2003.

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

Restoration and Reclamation. We spent about $283,000 in restoration costs at Kingsville Dome in 2002 and $930,000 in 2001 that was funded under the Restoration Agreement. See “OUR BUSINESS - Reclamation and Restoration Costs and Bonding Requirements” for a discussion of the Restoration Agreement.

Rosita

The Property. The Rosita property consists of mineral leases on about 3,200 gross and net acres located in northeastern Duval County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25%. All of the leases are beyond their expiration dates and, with a few minor exceptions, all contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

Production History. From 1990 through July 1999 we produced 2.7 million pounds. Because of depressed uranium prices Rosita was shut-in and placed on stand-by in July 1999.

Further Development Potential. We spent about $56,000 in capital expenditures in 2002 and 2001. Significant expenditures are not expected in 2003.

Permitting Status. Texas has been granted primacy for its UIC programs, and the Texas Natural Resource Conservation Commission administers UIC permits. The Texas Natural Resource Conservation Commission also regulates air quality and surface deposition or discharge of treated wastewater associated with the in situ leach mining process. We have the radioactive material license and underground injection control permit for this property. Some minor amendments for further production within the permit area will be required if development proceeds. The term of the license and UIC permit is effectively open-ended.

Restoration and Reclamation. We spent about $277,000 on restoration costs in 2002 and $730,000 in 2001 that was funded under the Restoration Agreement. See “OUR BUSINESS - Reclamation and Restoration Costs and Bonding Requirements” for a discussion of the Restoration Agreement.

Vasquez

The Property. We hold four mineral leases on 842 gross and net acres located in southwestern Duval County, in South Texas. The secondary lease term for this property expired in February 2000. URI tendered payment under the shut-in royalty clause of the leases in 2000, 2001 and 2002. URI also contends that it and also holds its rights to the property through continuous development clauses in the lease. The lessors returned our shut-in royalty payments for each of these years without disclosing their reasons for rejecting our payment. Amounts equal to those shut-in royalties have been deposited in the registry of the Court.

In December 2001, we filed an action in the 229th Judicial District Court in Duval County, Texas against certain landowners, seeking a declaration that our Vasquez leases were valid and in effect, based upon, among other things, our timely payment of shut-in royalties pursuant to the terms of the leases. In February 2002, Everest Exploration, Inc. (“Everest”) intervened in the lawsuit seeking a declaration that the leases were not valid and in effect.

On November 26, 2002, we filed a Motion for Partial Summary Judgment, requesting the Court to declare that the leases were valid and in effect as a result of our timely tender of shut-in royalty payments. On December 16, 2002, Everest filed a motion for partial summary judgment requesting the Court to declare that the leases had terminated in February 2000.

On January 28, 2003, the Court entered an Order that granted our Motion and denied Everest’s Motion. The court held that the leases have been properly extended and are valid and in effect and that the leases can continue to be extended by the payment of shut-in royalties. The Order also awarded us attorney’s fees and costs against the landowners and Everest. On April 2, 2003, the Court entered an Order awarding us our attorneys fees in the amount of $202,000 against Everest and the lessors, jointly and severally. Following the Court’s January 28, 2003 Order, in February, 2003, URI tendered payments under the shut-in royalty clauses of the leases to hold the leases for 2003, The landowners have not contacted URI with respect to their intentions as to these payments.

The orders granting our motion for summary judgment and awarding us our attorneys fees are not yet final judgments. We will take the procedural steps necessary to make the judgments final. Until it is final, the Order is subject to challenge by the landowners and Everest in the trial court. After the Order and award of attorney’s fees becomes final, the trial court’s determination can be challenged by the landowners or Everest in the Texas Court of Appeals.

Development Plan. The timing of production will be dependent on a number of factors, including raising additional capital of about $3.5 million for construction, development and financial surety needs.

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

Development Plan. We anticipate that Churchrock will be the first of our New Mexico properties we will develop. We spent about $23,000 in 2002 for permitting activities and land holding costs. We do not anticipate significant spending in 2003.

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

Crownpoint

The Property. The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 1,578 gross and net acres, as follows:

(a) 162 gross and net acres on Section 24. We own 100% of the mineral estate on this acreage pursuant to a combination of a 40% fee interest and a mineral lease on the other 60% of the unpatented mining claims. This acreage is subject to our obligation to pay a production payment of $450,000 on the first 50,000 pounds of uranium produced;

(b) 959 gross and net acres on Sections 19 and 29 pursuant to a lease from private mineral owners (expiring August 2014) which provides for a royalty of 10% based on uranium sales; and

(c) 457 gross and net acres of unpatented mining claims in Sections 9, 24 and 25.

The primary term for leases on Sections 24, 19 and 29 noted in (a) and (b) above expired in August 2002. The lease permits extension to a secondary term through 2014 through the payment of a bonus of approximately $96,000. In lieu of such bonus payment, we made the required annual payment of approximately $48,000 and elected to invoke the force majeure clause of the lease based upon delays we have had in the acquisition of both our required water rights and our federal Radioactive Materials License for the properties. The lessor accepted the annual payment but has raised questions regarding the appropriateness of our use of the force majeure election. We have had and are continuing discussions with the lessor in this matter and believe our position will prevail.

Through our force majeure election we have extended our rights under the primary lease until August 2003. Under the terms of the lease we will are required to remit the bonus payment in August 2003 to maintain our rights under the secondary term of the agreement.

Development Plan. We anticipate that Crownpoint will be the second of our New Mexico properties that we will develop. We spent about $88,000 in 2002 for permitting activities and land holding costs. We do not anticipate significant spending in 2003.

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

We acquired the Section 17 leases in the New Mexico Churchrock district from United Nuclear Corporation. It had conducted underground mining for uranium on Section 17 and had reclaimed these properties. In the acquisition, we assumed any liability of United Nuclear for any remaining remediation work that might be required. The New Mexico Energy Minerals and Natural Resources Department has not determined what, if any, additional remediation will be required under the New Mexico Mining Act. If more remediation work is required, we believe it will not involve material expenditures.

Item 3. Legal Proceedings

New Mexico Radioactive Material License.

In New Mexico, uranium production requires a radioactive material license issued by the United States Nuclear Regulatory Commission. We applied for one license covering almost all properties located in both the Churchrock and Crownpoint districts. The Commission issued an operating license in January 1998 that would allow operations to begin in the Churchrock district. In mid-1998, the Commission determined that certain Churchrock and Crownpoint residents who requested a hearing had standing to raise certain objections to the license. An Administrative Law Judge conducted a hearing during 1999. The law judge upheld the license and granted our request to defer any dispute on all but the Churchrock property until we made a decision whether to mine these other properties.

The ruling was appealed to the Commission. On January 31, 2000 the Commission issued an order concurring with the technical, substantive and legal findings of the Administrative Law Judge, but the Commission also determined that we must proceed with the hearing process for the other New Mexico properties beyond Churchrock. We expect that the hearing process will resume sometime in 2003. Although all the decisions to date have been favorable, there can be no assurance that the license will be maintained in its current form.

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

Vasquez Litigation

On December 4, 2001, we filed an action in the 229th Judicial District Court in Duvall County, Texas against the lessors for the Vasquez property to declare that our leases remain in full force and effect. The lease term expired in February 2000. The leases contain clauses that permit the extension of the term of the leases if we are engaged in operations designed to establish production. In addition the leases permit us to pay a per acre royalty to extend the term. We tendered payment of the required royalty in 2000, 2001 and 2002. The lessors returned all such payments without disclosing their reasons for rejecting the payment. We were informed that the lessors granted a lease to a third party, Everest Exploration, that was contingent upon the termination of our leases. In February 2002, Everest Exploration, Inc. (“Everest”) intervened in the lawsuit seeking a declaration that the leases were not valid and in effect.

On November 26, 2002, we filed a Motion for Partial Summary Judgment, requesting the Court to declare that the leases were valid and in effect as a result of our timely tender of shut-in royalty payments. On December 16, 2002, Everest filed a motion for partial summary judgment requesting the Court to declare that the leases had terminated in February 2000.

On January 28, 2003, the Court entered an Order that granted our Motion and denied Everest’s Motion. The Court held that the leases have been properly extended and are valid and in effect and that the leases can continue to be extended by the payment of shut-in royalties. The Order also awarded us our attorney’s fees and costs against the lessors and Everest. On April 2, 2003, the Court entered an Order awarding us our attorneys fees in the amount or $202,000 against Everest and the lessors, jointly and severally.

The orders granting our motion for summary judgment and awarding us our attorneys fees are not yet a final judgment. We will take the procedural steps necessary to make the judgment final. Until it is final, the Order is subject to challenge by the lessors and Everest in the trial court. After the Order and award of attorney’s fees becomes final, the trial court’s determination can be challenged by the lessors or Everest in the Texas Court of Appeals. While we believe that our leases remain in full force and effect, we are unable to predict the final outcome of this case.

Texas Department of Health Bonding Issues

On January 16, 2002 the Texas Department of Health requested that we post additional financial security in the amount of $3.5 million and threatened enforcement action if we failed to do so. We objected to the request. After consultation with the Department, we entered into an agreed order on March 8, 2002 that extended the deadline for posting the additional financial security until March 7, 2003 (subject to further extension) or until we commence mining operations. On March 6, 2003 we received a 120 day extension under the agreed order extending the requirement for posting additional financial surety until July 6, 2003. Currently discussions are under way to allow for an extension of the agreed order until March 7, 2004.

No assurances can be made that we will be successful in this effort to extend the agreed order. Currently we do not have the ability to meet this financial surety requirement and if a further extension under this order is not granted this could have a materially adverse impact on our ability to continue in business.

Other

The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to cause material expenditures.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

We have had operating losses in each of 2001 and 2002. Revenues and operating income are not likely in 2003.

The spot price of uranium was $10.10 per pound on March 31, 2003. We incurred losses of $2.9 million in 2002 and $3.8 million in 2001. Because of depressed uranium prices, we shut-in and placed on stand-by our two South Texas facilities in the first quarter of 1999. We are attempting to secure a long-term contract that would permit us to begin operations to mine and sell uranium. There can be no assurance that we will be able to secure such a contract that would permit profitable operations.

We will be able to continue in business only if we are able to raise additional funds.

Without additional equity infusions we will be unable to continue in business. In 2001 and 2002 we raised a total of $4.4 million in equity.

In April 2003 we have negotiated and expect to receive between $175,000 and $200,000 of funding from investors by issuing up to 5,000,000 shares of common stock at $0.04 per share in a private placement transaction. We expect the equity raised from this private placement will allow us to remain in business until June 2003. Additional sources of funding will be required in order for us to remain in business beyond such date. We are actively seeking such additional financing or other cash sources.

Even if the price of uranium increases and the demand for new production increases, we may not survive long enough to participate in these changes, and we may not have access to the capital necessary to bring new production on line.

We will cease filing periodic reports under the Securities Exchange Act of 1934.

Effective April 12, 2003 our accounting and administrative staff has been furloughed and have been issued leaves of absence. We no longer have the staff or the funds to prepare and file our periodic reports under the Securities Exchange Act of 1934 and will cease doing so. As a result, Rule 144 will no longer be available for resales of our Common Stock.

If we are unable to access additional capital for restoration activities and working capital purposes we will have to file for bankruptcy protection.

We need access to additional funding in order to fund our restoration and working capital needs in 2003. If we do not have access to such funds we will need to file for bankruptcy protection.

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

We will be unable to obtain financing for the Vasquez property unless we can obtain a long-term contract to supply uranium.

We do not have any scheduled uranium deliveries under contract for 2003 or beyond. We must secure profitable uranium sales contracts to secure the financing to resume production at our properties or we will be forced to go out of business.

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

If we are unable to comply with bonding requirements we would be unable to continue in business. As of December 31, 2002 we have estimated that our future restoration, decommissioning, decontamination and reclamation costs are about $ 4.6 million. To secure this obligation, we have posted surety bonds totaling approximately $2.9 million at December 31, 2002, of which $1.4 million was collateralized by cash on that date. Of the $1.4 million, however, $944,000 is due and payable to our bonding company to reimburse it for cash advances in 2002 to fund our restoration costs.

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

Competition from better capitalized companies impacts prices and our ability to acquire properties, capital and personnel.

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

resources	A resource is a concentration of naturally occurring minerals in such a form that economic extraction is potentially feasible.

roll front	The configuration of sedimentary uranium ore bodies as they appear within the host sand. A term that depicts an elongate uranium ore mass that is “C” shaped.

shut in	A term that refers to ceasing production or the absence of production.

shut-in royalty	A lease clause permitting the extension of a lease not held by production by payment of a per acre royalty.

slurry	Fine particles of uranium concentrated and suspended in water.

spot price	The price at which uranium may be purchased for delivery within one year.

surety obligations	A bond, letter of credit, or financial guarantee posted by a party in favor of a beneficiary to ensure the performance of its

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

The following table sets forth the high and low sales prices for the Common Stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low

December 31, 2002	$0.12	$0.035
September 30, 2002	0.13	0.09
June 30, 2002	0.18	0.09
March 31,2002	0.17	0.09
December 31, 2001	0.15	0.08
September 30, 2001	0.22	0.15
June 30, 2001	0.26	0.075
March 31, 2001	0.30	0.035
December 31, 2000	1/8	2/64
September 30, 2000	9/64	5/64
June 30, 2000	3/16	3/32
March 31, 2000	14/32	7/64

The high and low closing prices for the common stock for the period January 1, 2002 to December 31, 2002, was $0.18 and $0.035 respectively.

As of December 31, 2002, we had 69,329,193 shares of Common Stock outstanding. On that date there were 174 holders of record.

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

In July 2002, we sold 20,336,915 shares of common stock at $0.12 per share (an aggregate of $2,429,000) in a registered public offering.

Dividends

The Company did not declare or pay any cash or other dividends on its Common Stock during the years ending December 31, 2002 or 2001. The Company does not anticipate paying dividends for the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation and Liquidity

Since mid 1999 the market price of uranium has been and continues to be below our cost to produce uranium. We expect this condition to continue at least through 2003. In response to these market conditions, since mid 1999 we have shut in our producing properties. In 1999 and the first quarter of 2000 we monetized all of our remaining uranium sales contracts by accelerating future contracted deliveries or terminating contracts for receipt of proceeds equal to the net present value of the projected future net proceeds under the remainder of the contract. The proceeds were used for working capital purposes. Since the first quarter of 2000 we have had no source of revenue and have had to rely on equity infusions to remain in business.

In April 2001 and July 2002 we raised an aggregate of $4,449,000 through the issuance of common stock. The funds were used to fund our non-restoration overhead costs.

From July 2000 through January 2003, our restoration costs were funded pursuant to agreements with the state of Texas and our bonding company that gave us access to cash collateral we had posted to secure obligations under restoration bonds issued by our bonding company. This arrangement expired at the end of January 2003. Pursuant to these agreements we used approximately $3.2 million of such cash collateral. A balance of $454,000 in cash collateral remains. After January 31, 2003 we no longer have access to the cash collateral to fund our restoration.

Our monthly cash expenses are approximately $200,000. If we do not raise additional capital we will be forced to file in bankruptcy. We are currently seeking to raise additional capital to fund our working capital, land holding, licensing and restoration activities for a period of approximately twelve months. We cannot be certain that we will raise additional funds in time to prevent our bankruptcy.

In April 2003 we have negotiated and expect to receive between $175,000 and $200,000 of funding from investors by issuing up to 5,000,000 shares of common stock at $0.04 per share in a private placement transaction. We expect the equity raised from this private placement will allow us to remain in business until June 2003. Additional sources of funding will be required in order for us to remain in business beyond such date. We are actively seeking such additional financing or other cash sources.

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

In order to maintain the rights to our uranium properties in South Texas and New Mexico we are required to make annual payments. Lease payments for our Texas properties are projected to cost approximately $145,000 in 2003 and cover about 3,800 acres of land. Lease payments for our New Mexico properties are projected to cost approximately $180,000 and cover about 180,000 acres of land. Additionally, in the State of Texas we are required to maintain a Radioactive material license from the Texas Department of Health which requires an annual fee of approximately $75,000 in 2003.

Off-Balance Sheet Arrangements

We have obtained financial surety relating to certain of our future restoration and reclamation obligations as required by the State of Texas regulatory agencies. Performance bonds have been issued for our benefit by United States Fidelity and Guaranty Company (“USF&G”) for such activities. The amounts of these bonds were $2,900,000 and $4,200,000 at December 31, 2002 and 2001 respectively. USF&G has required that we deposit funds collateralizing a portion of the bonds it has issued. The amount of bonding issued by USF&G exceeded the amount of collateral by $2,436,000 at December 31, 2002 and 2001. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, the Company would be obligated to pay USF&G for its expenditures in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included on page F-8 of this Annual Report on Form 10-KSB. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

Specifically regarding our uranium properties, significant estimates were utilized in determining the carrying value of these assets. These assets have been recorded at their estimated net realizable value for impairment purposes on a liquidation basis, which is less than our cost. The actual value realized from these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.

Regarding our reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs to complete groundwater restoration and surface reclamation at our mine sites. The actual cost to conduct these activities may vary significantly from these estimates.

Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Impact of Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003. Management does not believe this pronouncement will have a material effect on the Company’s financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this pronouncement will have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123, (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative transition methods for an entity’s voluntary change in its accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to continue to account for its stock-based compensation using the intrinsic value method as prescribed by APB No. 25 and will comply with the new disclosure requirements beginning with its quarter ending March 31, 2003.

Evaluation of Internal and Disclosure Controls

The management of the company has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Comparison of Results of Operations

Year Ended December 31, 2002 Compared to 2001

Our primary operations in 2001 and the first half of 2002 were the ongoing groundwater restoration activities at our Kingsville Dome and Rosita mine sites. These full-scale operations began in the third quarter of 2000 and continued through mid 2002 as a result of the execution of the Restoration Agreements. Prior to these Restoration Agreements we were conducting restoration activities on a smaller scale and maintaining each production site in a stand-by mode. While in stand-by, costs related to each site are treated as ongoing operating expenses.

Operating expenses increased to $755,000 in 2002 from $56,000 in 2001 as a result of full scale restoration activities being conducted for the entire year in 2001 compared to full scale restoration being performed for the first half of 2002 and scaled down restoration activities being conducted for the balance of the year.

Restoration and reclamation costs during uranium mining operations were accrued for at $0.95 per-pound as part of production costs, representing the estimated cost of future restoration activities. In 2002 and 2001, the restoration activities that were conducted provided information that was used to update our overall restoration plan at each location. As a result of a revised engineering study it was determined that an adjustment to the restoration accrual was required. An increase of such accrual of $369,000 and $2,072,000 was recorded in 2002 and 2001, respectively.

We incurred charges in 2002 and 2001 from the writedown of our uranium properties of $515,000 and $475,000 respectively. These charges resulted from our determination that an impairment in the value of our long-term assets had occurred during each respective year.

Interest and other income totaled $48,000 in 2002 compared to $100,000 in 2001. This reduction resulted primarily from a reduction in interest from funds held as collateral for the Company’s bond obligations.

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

Name	Age	Positions and Offices
Paul K. Willmott	63	Chairman, Chief Executive Officer, President and Director
Leland O. Erdahl	74	Director and Chairman of Audit Committee
George R. Ireland	46	Director and Member of Audit Committee
Rudolf J. Mueller	65	Director and Member of Audit Committee

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

Leland O. Erdahl has served as a director since July 11, 1994. From 1986 to 1991, Mr. Erdahl served as President and Chief Executive Officer for Stolar, Inc., a high-tech company involved in the radio wave imaging of geologic media and underground radio transmission for voice and data. He was President and CEO of Albuquerque Uranium Corporation, a uranium mining company, from 1987 to 1991 and served as Vice President of AMAX Gold in 1997 and 1998. From January 2001 to September 14, 2001 Mr. Erdahl served as President of Nord Pacific Limited, a mining company with gold and copper interests in Australia and Papau, New Guinea. He is a Certified Public Accountant and is a graduate from the College of Santa Fe. He is currently a director of Canyon Resources Corporation (a mining company whose primary business is the discovery and production of precious metals). Mr. Erdahl also serves on the compensation committee of Canyon Resources Corporation.

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

The following table sets forth certain information concerning executive officers that are not also directors:

Name	Age	Positions and Offices
Richard A. Van Horn	56	Senior Vice President—Operations
Thomas H. Ehrlich	43	Vice President, Chief Financial Officer, Secretary and Treasurer
Mark S. Pelizza	50	Vice President—Health, Safety and Environmental Affairs and President—Hydro Resources, Inc.

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

Management Code of Ethics

In March 2003, Uranium Resources, Inc. adopted a Code of Ethics and Business Conduct (“Code of Ethics”). The Code of Ethics applies to all of our employees, directors and executive officers who have substantial control over the Company or who have a substantial role in policy making within the Company including our outside directors, Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations, and Vice President of Health Safety and Environmental Affairs.

Audit Committee—Financial Expert and Independence

The Company’s Board of Directors have reviewed the qualifications of those serving on our audit committee and have determined that we have at least one audit committee financial expert serving on our audit committee. Mr. Leland O. Erdahl has been designated as our audit committee financial expert. Mr. Erdahl serves as chairman of the audit committee and is independent of the management of the Company. Mr. Erdahl is a certified public accountant and has served on audit committees of other public companies as a member and, in several cases, as chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of the Company have inadvertently failed to file Forms 4s and 5s with respect to certain acquisitions of shares of the Company’s Common Stock and the receipt of certain options to acquire such shares during 2002.

Under the Company’s 2002 Deferred Compensation Plan, the officers and directors of the Company have deferred a total of $177,050 through December 31, 2002, which they have the option of converting into 887,489 shares of the Company’s Common Stock at $0.20 per share on or before January 11, 2006. This should have been reported on Form 4 and, when it was not, on Form 5.

Each of the directors and officers is in the process of completing the appropriate Form 5 to report the foregoing transactions.

Item 10. Executive Compensation

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for the years ended December 31, 2002, 2001 and 2000 paid to our Chief Executive Officer and certain other executive officers.

Summary Compensation Table

Annual Compensation								Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation[1] ($)		Securities Underlying Options (#)	All Other Compensation[2] ($)
Paul K. Willmott[3] Chairman, President and Chief Executive Officer	2002 2001 2000	$ $ $	199,092 199,092 198,799	$ $ $	0 0 0	$ $ $	9,425 1,283 1,152	— 291,300 750,000	$ $ $	1,104 1,440 1,788

Richard A. Van Horn[4] Senior Vice President— Operations	2002 2001 2000	$ $ $	135,306 135,435 134,982	$ $ $	0 0 0	$ $ $	1,447 3,802 3,189	— 64,000 500,000	$ $ $	1,122 1,616 1,686

Mark S. Pelizza Vice President— Health, Safety and Environmental Affairs	2002 2001 2000	$ $ $	105,340 105,340 104,924	$ $ $	0 0 0	$ $ $	6,849 4,584 5,636	— 32,400 500,000	$ $ $	1,078 1,512 1,533

Thomas H. Ehrlich[5] Vice President and Chief Financial Officer	2002 2001 2000	$ $ $	105,237 105,237 105,237	$ $ $	0 0 0	$ $ $	3,909 0 100	— 52,200 500,000	$ $ $	911 1,274 1,358

[1]	Represents amount paid for out-of-pocket medical and dental expenses under the Company’s Supplemental Health Care Plan.
[2]	Represents contributions made by the Company under the Company’s 401(k) Profit Sharing Plan (see “401(k) Profit Sharing Plan” below).
[3]	Salary for 2002, 2001 and 2000 includes $90,000 which was deferred under the 2000-2001 and 2002 Deferred Compensation Plans.
[4]	Salary for 2002, 2001 and 2000 includes $20,800 that was deferred under the Company’s 2000-2001 and 2002 Deferred Compensation Plans.
[5]	Salary for 2002, 2001 and 2000 includes $16,250, $16,250 and $17,240, respectively which was deferred under the Company’s 2000-2001 and 2002 Deferred Compensation Plans.

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

401(k) Profit Sharing Plan

The Company maintains a defined contribution profit sharing plan for employees (the “401(k)”) that is administered by a committee of trustees appointed by us. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year we makes a contribution to the 401(k) out of our current or accumulated net profits (as defined) in an amount determined by the Board of Directors but not exceeding 20% of the total compensation paid or accrued to participants during such fiscal year. Our contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at our discretion) of the participants’ contributions, up to 4% of each participant’s gross pay. For the plan year ended July 31, 2002 and 2001, we contributed amounts equal to 25% of the participant’s contributions, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

Employees’ Stock Option Plans

Under our 1995 Stock Incentive Plan (the “1995 Plan”) incentive stock options and non-qualified options to purchase up to an aggregate of 4 million shares of Common Stock may be granted. The Stock Option Committee of the Board of Directors administers the 1995 Plan and has the full authority, subject to the provisions of the 1995 Plan, to determine to whom and when to grant options and the number of shares of Common Stock covered by each grant. As of December 31, 2002, 3,049,775 shares are reserved for issuance upon exercise of outstanding options granted under the 1995 Plan, and 950,225 shares were reserved for issuance pursuant to options that may be granted in the future. No shares have been issued upon the exercise of options under the 1995 Plan.

The Company also maintains an Employee’s Stock Option Plan under which we may grant non-qualified options. As of December 31, 2002, 250,200 shares are reserved for issuance under options outstanding under that plan.

Deferred Compensation Plans

We have four separate deferred compensation plans covering the years 1999 to 2003. Under these plans executive officers and directors of the Company and its subsidiaries were permitted to defer up to 100% of their 1999, 2000, 2001, 2002 and 2003 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.375 under the 1999 deferred compensation plan and $0.20 per share under the 2000-2003 plans. As of December 31, 2002, a total of $621,380 has been deferred under such plans.

A total of $241,690 was deferred under the 1999 Plan of which $133,450 was paid by issuing 355,861 shares of Common Stock at $0.375 per share. No elections have yet been made to convert any such amounts into shares under the plans for the years 2000 through 2003.

Option Grants in Last Fiscal Year

None.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 2002 and the year-end value of unexercised options held by each of the executive officers named in the Summary Compensation Table.

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year End(#)	Value of Unexercised In-The-Money Options at Fiscal Year End($)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Paul K. Willmott[4]	—	—	100,000/0 100,000/0 40,200/0 37,670/0 26,280/0 40,000 375,000/375,000 194,200/97,100 19,000/0 1,000/0	** ** ** ** ** ** ** ** ** **
Richard A. Van Horn[5]	—	—	55,000/0 25,000 250,000/250,000 42,666/21,334	** ** ** **
Mark S. Pelizza[6]	—	—	9,360/0 7,700/0 6,750/2,250 250,000/250,000 21,600/10,800	** ** ** ** **
Thomas H. Ehrlich[7]	—	—	35,000/0 4,260/0 14,000/0 12,000 250,000/250,000 34,800/17,400	** ** ** ** ** **

**	Represents an option whose grant price is above the December 31, 2002 closing price on the Over the Counter Bulletin Board (the “OTCBB”).
[4]	Based on the closing price on the OTCBB on December 31, 2002 less the grant prices of $4.13, $8.38, $6.88, $9.75, $7.125, $2.9375, $0.20, $0.19, $4.25 and $5.88, respectively.
[5]	Based on the closing price on the OTCBB on December 31, 2002 less the grant price of $5.50 $2.9375, $0.20 and $0.19, respectively.
[6]	Based on the closing price on the OTCBB on December 31, 2002 less the grant price of $9.75, $7.125 $2.9375, $0.20 and $0.19, respectively.
[7]	Based on the closing price on the OTCBB on December 31, 2002 less the grant price of $6.94, $9.75, $7.125 $2.9375, $0.20 and $0.19, respectively.

Director Compensation

Under our Directors’ Stock Option Plan (“Directors’ Plan”), each new non-employee director elected or appointed to the Board of Directors for the first time is granted an option to purchase 20,000 shares of Common and, upon re-election of a non-employee director at an annual meeting of our stockholders, such director is granted an option to purchase an additional 1,000 shares. In November 2002 the Directors’ plan was amended to allow for the grant of an option to each non-employee director to purchase 1,000 shares on June 1, of any calendar year in which an annual meeting of the stockholders is not held. As of December 31, 2002, a total of 91,000 shares are reserved for issuance upon exercise of options granted under the Directors’ Plan and 57,000 shares were reserved for issuance upon exercise of options that may be granted in the future under the Directors’ Plan.

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

Compensation for 2002 to the non-employee directors was earned at the rate of $3,000 per quarter plus $1,000 per meeting attended of the Board and committees of the Board. The directors deferred a total of $50,000 in 2002 under the deferred compensation plans, which represented all of their compensation for that year.

Compensation Committee Interlocks and Insider Participation

In August 1994, we formed a Compensation Committee to determine the compensation of the executive officers and to set the guidelines for compensation for our employees. During the fiscal year ended December 31, 2002, the Compensation Committee was comprised of Leland O. Erdahl and George R. Ireland. No member of the Compensation Committee has been or was during the fiscal year ended December 31, 2002, an officer or employee of any of our subsidiaries. In addition, no member of the Compensation Committee during the fiscal year ended December 31, 2002 had any relationship requiring disclosure under the caption “Certain Relationships and Related Transactions.” No executive officer serves or served on the compensation committee of another entity during the fiscal year ended December 31, 2002 and no executive officer serves or served as a director of another entity who has or had an executive officer serving on the Compensation Committee.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	9,784,616	$0.56	1,007,225
Equity compensation plans not approved by security holders	2,565,699	$0.20	905,275
Total	12,350,315	$0.49	1,912,500

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of March 31, 2003, information regarding persons known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock. Shown separately in the second table below is information regarding the beneficial ownership of our Common Stock by (i) each director, (ii) each of the executive officers, and (iii) all directors and executive officers as a group.

Principal Stockholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[8]	Percent of Class[9]

Rudolf J. Mueller c/o The Winchester Group 153 East 53rd Street, Suite 5101 New York, NY 10022	8,060,762[10]	11.44%

Arnold Spellun 529 Fifth Avenue 8th Floor New York, NY 10017	4,782,500[11]	6.8%

William D. Witter 153 East 53rd Street New York, NY 10022	6,250,000	9.0%

[8]	Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.
[9]	The shares owned by each person, and the shares included in the total number of shares outstanding, have been adjusted, and the percentages owned have been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. Shares subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
[10]	Includes (i) 78,300 shares owned by members of Mr. Mueller’s family in which Mr. Mueller shares voting and dispositive power, and (ii) 1,125,000 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.
[11]	Includes 937,500 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005.

Directors and Executive Officers

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership[12]	Percent of Class[13]
Paul K. Willmott	1,073,713[14]	1.5%
Leland O. Erdahl	158,823[15]	0.2%
George R. Ireland	175,323[16]	0.2%
Rudolf J. Mueller	8,165,762[17]	11.0%
Richard A. Van Horn	447,333[18]	0.6%
Mark S. Pelizza	579,981[19]	0.8%
Thomas H. Ehrlich	399,860[20]	0.6%
All executive officers and directors As a group (7 persons)	11,000,795[21]	14.9%

[12]	Each person has sole voting and investment power with respect to the shares listed, unless otherwise indicated. Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.
[13]	The shares owned by each person, and the shares included in the total number of shares outstanding, have been adjusted, and the percentages owned have been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. Shares subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
[14]	Includes 1,030,450 shares that may be obtained by Mr. Willmott through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 375,000 shares that may be obtained by Mr. Willmott through the exercise of stock options exercisable more than 60 days from the date hereof.
[15]	Includes 125,750 shares that may be obtained by Mr. Erdahl through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 250 shares that may be obtained by Mr. Erdahl through the exercise of stock options exercisable more than 60 days from the date hereof.
[16]	Includes 124,750 shares that may be obtained by Mr. Ireland through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 250 shares that may be obtained by Mr. Ireland through the exercise of stock options exercisable more than 60 days from the date hereof.
[17]	Includes (i) 78,300 shares owned by members of Mr. Mueller’s family in which Mr. Mueller shares voting and dispositive power, (ii) 1,125,000 shares obtainable at $0.14 per share pursuant to warrants that are exercisable through August 21, 2005 and (iii) 105,000 shares that may be obtained by Mr. Mueller through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 15,000 shares that may be obtained by Mr. Mueller through the exercise of stock options exercisable more than 60 days from the date hereof.
[18]	Includes 394,000 shares that may be obtained by Mr. Van Horn through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 250,000 shares that may be obtained by Mr. Van Horn through the exercise of stock options exercisable more than 60 days from the date hereof.
[19]	Includes 308,460 shares that may be obtained by Mr. Pelizza through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 250,000 shares that may be obtained by Mr. Pelizza through the exercise of stock options exercisable more than 60 days from the date hereof.
[20]	Includes 32,400 shares that may be obtained by Mr. Ehrlich through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 250,000 shares that may be obtained by Mr. Ehrlich through the exercise of stock options exercisable more than 60 days from the date hereof.

[21]	Includes 2,455,870 shares that may be obtained through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 1,140,500 shares that may be obtained through the exercise of stock options exercisable more than 60 days from the date hereof.

Item 12. Certain Relationships and Related Transactions

Bridge Loan in May 2002

On May 29, 2002 we received a bridge loan of $600,000 to finance our operations while we attempted to raise additional equity. The loan was made by four stockholders of the Company, one of whom (Rudolf J. Mueller) is also a director and holder of more than 10% of the outstanding common stock. The loan was a demand loan and bore interest at 11% per annum. The bridge lenders had the right to convert the principal and interest on the loan into shares of common stock at $0.12 per share. The $611,550 in principal and accrued interest under the demand notes was converted in July 2002 into 5,096,248 shares of common stock of the Company.

Benton Convertible Note

During 1994, the Company engaged in certain transactions with companies controlled by Mr. Oren L. Benton. In 1995, Benton and various of the Benton Companies filed for bankruptcy protection. In 1998 the Trustee sought recovery of payments made by certain of the Benton Companies to the Company. In 2000 we settled the claims by issuing a $135,000 Convertible Note due July 17, 2005, and assigned rights under a $65,000 Promissory Note from Benton and certain claims against Union Bank of Switzerland. Interest on the Convertible Note is due at maturity and the Note bears interest at a rate of 6% per annum. The Company may prepay the Note at any time and the holder of the Note may convert all principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.75 per share.

Common Stock Issued in 2000

In 2000, the Company issued 67,598 shares of common stock to certain officers and directors of the Company in connection with the Uranium Resources, Inc. 1999 Deferred Compensation Plan (the “Plan”) in satisfaction of compensation deferred by those individuals.

Directors Stock Options

On May 25, 1995, the Company granted options to each of George R. Ireland and James B. Tompkins, directors of the Company, to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.50 per share. All such options were immediately exercisable and were originally scheduled to expire on May 24, 1998 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first. In November 1997, the term of these options was extended for three years and the exercise price was increased to $4.75 per share. In May 2001 these options expired unexercised.

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

On June 19, 2001, the Company granted options to each of George R. Ireland, Leland O. Erdahl and Rudolf J. Mueller, non-management directors of the Company, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.22 per share. All such options are immediately exercisable and are scheduled to expire June 19, 2011 or 30 days after the holder cease to be a director of the Company or one year after such holder’s death, whichever occurs first. None of these options has been exercised as of December 31, 2002.

Options Issuable for Deferred Compensation

The Company has a 1999 Deferred Compensation Plan (the “1999 Plan”) and a 2000-2001 and 2002 Deferred Compensation Plans (collectively the “2000-2002 Plans”) whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2002.

Under the 1999 Plan executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive a payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of $241,690 was deferred under the 1999 Plan of which $133,450 was paid by issuing 355,861 shares of Common Stock at $0.375 per share.

Under the 2000 2002 Plans the executive officers and directors were permitted to defer up to 100% of their 2000, 2001 and 2002 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share. As of December 31, 2002, a total of $513,140 has been deferred under these plans and no elections have yet been made to convert any such amounts into shares.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See Index to Exhibits on page E-1 for a listing of the exhibits filed as part of this Annual Report.

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April     , 2003

URANIUM RESOURCES, INC.

By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT Paul K. Willmott, Director, President and Chief Executive Officer	April 11, 2003

/s/ THOMAS H. EHRLICH Thomas H. Ehrlich, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2003

/s/ LELAND O. ERDAHL Leland O. Erdahl, Director	April 11, 2003

/s/ GEORGE R. IRELAND George R. Ireland, Director	April 11, 2003

/s/ RUDOLF J. MUELLER Rudolf J. Mueller, Director	April 11, 2003

CERTIFICATIONS

I, Paul K. Willmott, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Uranium Resources, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that would significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 11, 2003	/s/ PAUL K. WILLMOTT
Paul K. Willmott President and Chief Executive Officer

CERTIFICATIONS

I, Thomas H. Ehrlich, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Uranium Resources, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that would significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 11, 2003	/s/ THOMAS H. EHRLICH
Thomas H. Ehrlich Vice President-Finance and Chief Financial Officer

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

For The Years Ended December 31, 2002 and 2001

The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

Uranium Resources, Inc.:

Lewisville, Texas

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

HEIN + ASSOCIATES LLP

Dallas, Texas

    March 5, 2003

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$1,025,469	$549,043
Receivables, net	—	10,884
Materials and supplies inventory	67,473	67,163
Prepaid and other current assets	15,420	17,011

Total current assets	1,108,362	644,101

Property, plant and equipment, at cost:
Uranium properties	41,788,721	41,789,736
Other property, plant and equipment	253,956	280,631
Less-accumulated depreciation, depletion and impairment	(41,326,551)	(41,362,860)

Net property, plant and equipment	716,126	707,507

Long-term investment:
Certificate of deposit, restricted	1,397,515	1,423,377
Other assets	—	4,299

	$3,222,003	$2,779,284

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	December 31,
	2002	2001
Current liabilities:
Accounts payable	$132,799	$121,163
Current portion of restoration reserve	83,000	83,000
Other accrued liabilities	1,058,096	207,631

Total current liabilities	1,273,895	411,794

Other long-term liabilities and deferred credits	5,680,029	5,605,287

Long-term debt, less current portion	585,000	585,000

Commitments and contingencies (Notes 2, 3, 6 and 12)

Shareholders’ deficit:
Common stock, $.001 par value, shares authorized: 100,000,000; shares issued and outstanding (net of treasury shares): 2002 – 69,329,193; 2001 – 48,992,278	69,482	49,145

Paid-in capital	52,642,982	50,299,223
Accumulated deficit	(57,019,967)	(54,161,747)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)

Total shareholders’ deficit	(4,316,921)	(3,822,797)

	$3,222,003	$2,779,284

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001
Revenues:
Uranium sales—	$—	$—

Uranium sales	0	0

Costs and expenses:
Cost of uranium sales—
Operating expenses	754,627	55,668
Provision for restoration and reclamation costs	368,568	2,072,399
Depreciation and depletion	35,674	35,434
Writedown of uranium properties and other uranium assets	514,730	474,549

Total cost of uranium sales	1,673,599	2,638,050

Loss from operations before corporate expenses	(1,673,599)	(2,638,050)

Corporate expenses—
General and administrative	1,195,603	1,192,271
Depreciation	6,791	14,446

Total corporate expenses	1,202,394	1,206,717

Loss from operations	(2,875,993)	(3,844,767)

Other income (expense):
Interest expense	(30,067)	(43,745)
Interest and other income, net	47,840	100,029

Net loss	$(2,858,220)	$(3,788,483)

Net loss per common share:
Basic	$(0.05)	$(0.09)

Diluted	$(0.05)	$(0.09)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balances, December 31, 2000	22,740,366	$22,893	$48,240,477	$(50,373,264)	$(9,418)
Net loss	—	—	—	(3,788,483)	—
Common stock issuance for services	189,412	189	(189)	—	—
Common stock issuance	26,062,500	26,063	2,058,935	—	—

Balances, December 31, 2001	48,992,278	$49,145	$50,299,223	$(54,161,747)	$(9,418)

Net loss	—	—	—	(2,858,220)	—
Common stock issuance for debt	5,096,248	5,096	606,454	—	—
Common stock issuance	15,240,667	15,241	1,737,305	—	—

Balances, December 31, 2002	69,329,193	$69,482	$52,642,982	$(57,019,967)	$(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001
Cash flows from operations:
Net loss	$(2,858,220)	$(3,788,483)
Reconciliation of net loss to cash used in operations-
Provision for restoration and reclamation costs	368,568	2,072,399
Depreciation and depletion	42,465	49,880
Writedown of uranium properties and other assets	514,730	474,549
Decrease in restoration and reclamation accrual	(559,976)	(1,612,893)
Other non-cash items, net	133,850	147,852

Cash flow used in operations, before changes in operating working capital items	(2,358,583)	(2,656,696)
Effect of changes in operating working capital items-
Decrease in receivables	10,884	9,999
(Increase) decrease in inventories	(310)	2,435
Decrease in prepaid and other current assets	1,591	2,901
Increase (decrease) in payables and accrued liabilities	1,004,651	(71,670)

Net cash used in operations	(1,341,767)	(2,713,031)

Investing activities:
Decrease in investments	25,862	1,435,518
Additions to property, plant and equipment-
Kingsville Dome	(137,660)	(99,621)
Rosita	(56,226)	(55,732)
Vasquez	(241,277)	(80,722)
Churchrock	(23,174)	(61,785)
Crownpoint	(87,578)	(151,156)
Other property	(14,300)	(21,368)

Net cash provided by (used in) investing activities	(534,353)	965,134

Financing activities:
Proceeds from borrowings	600,000	250,000
Payments of principal	—	(581)
Issuance of common stock, net	1,752,546	1,834,998

Net cash provided by financing activities	2,352,546	2,084,417

Net increase in cash and cash equivalents	476,426	336,520
Cash and cash equivalents, beginning of year	549,043	212,523

Cash and cash equivalents, end of year	$1,025,469	$549,043

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Description of Company

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Uranium Resources, Inc. (“URI”) and its wholly owned subsidiaries (collectively “the Company”). All significant intercompany transactions have been eliminated in consolidation.

URI was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach (“ISL”) or solution mining process. Historically, the primary customers of the Company have been major utilities who utilize nuclear power to generate electricity. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present the Company owns development properties in South Texas and in New Mexico. The Company’s Rosita and Kingsville Dome uranium production facilities in South Texas resumed operations in June 1995 and March 1996. Production was ceased at both sites in the first quarter of 1999 when each of the production facilities were shut-in and placed on stand-by due to depressed uranium prices. Groundwater restoration activities are currently ongoing at both Kingsville Dome and Rosita.

Inventories

Materials and supplies inventory at the Company’s Kingsville Dome and Rosita sites are valued at the lower of average cost or market.

Property, Plant and Equipment

	Property, Plant and Equipment Balances (net) At December 31,
	2002	2001
Uranium plant	$564,000	$567,000
Restoration equipment	78,000	62,000
Vehicles	65,000	65,000
Other	9,000	14,000

Total	$716,000	$708,000

There is no value carried for the Company’s mineral interests, which have been written down to zero because of the continued depressed market price of uranium.

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

Depreciation and Depletion—Depletion of uranium mineral interests and related development costs is computed on a property-by-property basis using the units-of-production method based on the proved and probable recoverable uranium reserves as estimated periodically by the Company’s geologists and

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

engineers. Depreciation and depletion is provided on the investment costs, net of salvage value, of the various uranium properties’ production plants and related equipment using the estimated production life of the uranium reserves. During the periods that our facilities are not in production, depletion on our mineral interests and development properties are ceased. Depreciation and depletion of our plant facilities, machinery and equipment continues, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site. Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

Other Property

Other property consists of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation on other property is computed based upon the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Gain or loss on disposal of such assets is recorded as other income or expense as such assets are disposed.

Capitalization of Interest

The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the twelve months ended December 31, 2002 and 2001. Total interest costs in these periods were $30,000 and $44,000, respectively.

Restoration and Reclamation Costs

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality to the pre-existing mine area average quality. Accruals for the estimated future cost of restoration and reclamation are made on a per-pound basis as part of production costs, or when it is determined by an engineering study that an adjustment to the accrual is required. During the years ended December 31, 2002 and 2001 the Company increased its accrual for restoration and reclamation costs by $369,000 and $2,072,000, respectively, as a result of revisions to the Company’s estimates for future restoration and reclamation activities.

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. Performance bonds have been issued for the benefit of the Company by United States Fidelity and Guaranty Company (“USF&G”) for such activities. The amounts of these bonds were $2,900,000 and $4,200,000 at December 31, 2002 and 2001 respectively. USF&G has required that the Company deposit funds collateralizing a portion of the bonds it has issued. The amount of bonding issued by USF&G exceeded the amount of collateral by $2,436,000 at December 31, 2002 and 2001. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, the Company would be obligated to pay USF&G for its expenditures in excess of the collateral.

Revenue Recognition for Certain Uranium Sales

The Company recognizes revenue from the sale of uranium under which substantially all of its obligations related to the delivery have been completed. There were no uranium sales made in the years ended December 31, 2002 or 2001.

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

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

The weighted average number of shares used to calculate basic and diluted loss per share were 57,684,000 and 41,839,000 in 2002 and 2001, respectively. The potential common stock that was excluded from the calculation of diluted earnings per share were 9,691,703 and 9,161,537 in 2002 and 2001, respectively.

Unamortized Debt Issuance Costs

Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

Consolidated Statements of Cash Flows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Additional disclosures of cash flow information follow:

	Twelve Months Ended December 31,
	2002	2001
Cash paid during the period for:
Interest	$10,000	$36,000

Additional non-cash transactions occurred in 2002 and 2001 and such transactions are summarized as follows:

In 2002, the Company issued 5,096,248 shares of common stock to certain private investors in satisfaction of outstanding indebtedness.	$611,550
In 2001, the Company issued approximately 189,000 shares of common stock to its regulatory counsel in satisfaction of outstanding indebtedness.	$—
In 2001, the Company issued 3,125,000 shares of common stock to certain private investors in satisfaction of outstanding indebtedness.	$250,000

Restricted Cash

At December 31, 2002 and 2001 the Company had pledged a certificate of deposit of $1,398,000 and $1,423,000, respectively, in order to collateralize surety bonds required for future restoration and reclamation obligations related to the Company’s South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents. During 2002 the Company received funding secured by these assets of approximately $944,000 to conduct restoration activities in South Texas. Such funds received for these restoration activities have been recorded as an accrued liability at December 31, 2002.

In October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company’s bonding company that provided the Company access to up to $2.2 million of Company funds pledged to secure the Company’s restoration bonds. The entire $2.2 million has been released to the Company as of December 31, 2001. The funds were used by the Company to perform restoration at the Company’s Kingsville Dome and Rosita mine sites in South Texas. The agreement expired December 31, 2001. Subsequent restoration agreements were entered into covering the period from January 2002 through January 2003. These agreements provided us access to approximately $975,000 during this period to continue to conduct restoration activities.

Use of Estimates

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

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

Regarding the Company’s reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs to complete the groundwater restoration and surface reclamation at the Company’s mine sites. The actual cost to conduct these activities may vary significantly from these estimates.

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

The Company has outstanding bond obligations issued on its behalf by USF&G at December 31, 2002. The Company has deposited funds collateralizing a portion of these bonds. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, the Company would be obligated to pay USF&G for its expenditures in excess of the collateral. See “Summary of Significant Accounting Policies—Restoration and Reclamation Costs” for further discussion.

Impact of Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003. Management does not believe this pronouncement will have a material effect on the Company’s financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this pronouncement will have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123, (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative transition methods for an entities voluntary change in their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to continue to account for its stock-based compensation using the intrinsic value method as prescribed by APB

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

No. 25 and will comply with the new disclosure requirements beginning with its quarter ending March 31, 2003.

2. FUTURE OPERATIONS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because of depressed uranium prices the Company ceased production activities in 1999 at both of its two producing properties. Uranium prices continue to be depressed and these properties remain non-producing.

In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The Company expects to resume production activities, including seeking the necessary development financing, when there is a recovery in the market price or uranium.

During 2001 and 2002, the Company sought to raise funds to permit it to continue operations until such time uranium prices increase to a level that will permit the Company to resume mining operations. In April 2001 and July 2002 the Company completed two private placements raising an aggregate of $2,085,000 and $2,429,000 ($2,364,000 net of the costs of the offering), respectively through the issuance of 26,062,500 and 20,336,915 shares of common stock, respectively. The funds raised in the private placements were used to fund the non-restoration overhead costs of the Company. Included in the July 2002 offering was the conversion of $611,550 in principal and accrued interest for demand notes that were issued on May 29, 2002. The shares issued in the private placements represent approximately 67% of the outstanding Common Stock of the Company. The completion of the private placements resulted in a significant dilution of the current stockholders’ equity in the Company.

In April 2003 we received $200,000 of temporary interim funding from investors by issuing 5,000,000 shares of common stock at $0.04 per share in a private placement transaction. We expect the equity raised from this private placement will allow us to remain in business until June 2003.

In addition, in October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company’s bonding company that provided the Company access to up to $2.2 million of Company funds pledged to secure the Company’s restoration bonds. The entire $2.2 million has been released to the Company as of December 31, 2001. The funds were used by the Company to perform restoration at the Company’s Kingsville Dome and Rosita mine sites in South Texas. The agreement expired December 31, 2001. Subsequent restoration agreements were entered into covering the period from January 2002 through January 2003. These agreements provided us access to approximately $975,000 during this period to continue to conduct restoration activities.

Should the Company be unable to achieve profitable operations or raise additional capital, it may be forced to seek protection under federal bankruptcy laws. The accompanying financial statements do not purport to reflect or provide for the consequences of a possible bankruptcy proceeding. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amount that may be allowed for claims and contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

3. URANIUM PROPERTIES

Property Realizability

The Company’s potential illiquidity has necessitated a reevaluation of the Company’s method of valuing its uranium properties for accounting purposes. Prior to the fourth quarter of 1999, the Company had valued its uranium properties on a held for production basis, i.e., assuming that each property would be ultimately placed into production. Because of the Company’s potential illiquidity, the Company determined that the liquidation value of the physical assets of each property best represented the fair market value of its long-term assets, and this valuation was used in determining the amount of impairment applicable to each of the Company’s uranium properties.

The Company applied the discounted cash flow method for valuing the properties, because it represented the most reasonable method available. Under this method, the Company reduced the carrying value of its uranium properties by $510,000 in 2002 and $475,000 in 2001 with a corresponding charge against earnings.

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

Cost of uranium sales in 2002 and 2001 in the Consolidated Statements of Operations includes $346,000 and $29,000, respectively of costs incurred to maintain the facility while Kingsville Dome was on standby and not in production. At December 31, 2002, the Company believes that the property contains a significant amount of undeveloped mineralized uranium material. The Company has recorded impairment provisions in the years ended December 31, 2002 and 2001 of approximately $91,000 and $103,000, respectively, for the Kingsville Dome property. The net carrying value of the property was approximately $426,000 and $389,000 at December 31, 2002 and 2001 respectively. Such assets consisted of plant buildings, uranium processing equipment and uranium drying facilities of $378,000 and $378,000 in 2002 and 2001 respectively and field facilities, restoration and other equipment of $48,000 and $11,000 in 2002 and 2001 respectively.

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

Cost of uranium sales in 2002 and 2001 in the Consolidated Statements of Operations includes $415,000 and $30,000, respectively of costs incurred to maintain the facility while Rosita was on standby and not in production. The Company has recorded impairment provisions in the years ended December 31, 2002 and 2001 of approximately $55,000 and $57,000, respectively for the Rosita property. The net carrying value of the property at December 31, 2002 and 2001 was approximately $219,000 and $244,000, respectively. Such assets consisted of plant buildings and uranium processing equipment of $180,000 and $182,000 in 2002 and 2001 respectively and restoration and other equipment of $39,000 and $62,000 in 2002 and 2001 respectively.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Vasquez Property

The Company holds two mineral leases on 842 gross and net acres located in southwestern Duval County, in South Texas.

The secondary lease term for this property expired in February 2000. URI tendered payment under the shut-in royalty clause of the lease in 2000 and 2001 and also holds its rights to the property through continuous development clauses in the lease. The lessors returned the Company’s shut-in royalty payments for 2000 and 2001 without disclosing their reasons for rejecting the Company’s payment.

In December 2001, the Company filed an action in the 229th Judicial District Court in Duval County, Texas against certain landowners, seeking a declaration that the Company’s Vasquez leases were valid and in effect, based upon, among other things, the Company’s timely payment of shut-in royalties pursuant to the terms of the leases. In February 2002, Everest Exploration, Inc. (“Everest”) intervened in the lawsuit seeking a declaration that the leases were not valid and in effect.

On November 26, 2002, the Company filed a Motion for Partial Summary Judgment, requesting the Court to declare that the leases were valid and in effect as a result of the Company’s timely tender of shut-in royalty payments. On December 16, 2002, Everest filed a motion for partial summary judgment requesting the Court to declare that the leases had terminated in February 2000.

On January 28, 2003, the Court entered an Order that granted the Company’s Motion and denied Everest’s Motion. The court held that the leases have been properly extended and are valid and in effect and that the leases can continue to be extended by the payment of shut-in royalties. The Order also awarded the Company its attorney’s fees and costs against the landowners and Everest.

The Order is not yet a final judgment and likely will not become final until the Court determines the amount of attorney’s fees and until certain remaining claims by the Company are resolved. Until it is final, the Order is subject to challenge by the landowners and Everest in the trial court. After the Order and award of attorney’s fees becomes final, the trial court’s determination can be challenged by the landowners or Everest in the Texas Court of Appeals.

The leases provide for royalties based on uranium sales.

All of the required permits to begin uranium production for this property have been received from the Texas Natural Resource Conservation Commission and the Texas Department of Health.

The Company has recorded impairment provisions in the years ended December 31, 2002 and 2001 of approximately $241,000 and $81,000, respectively for the Vasquez property. The net carrying value of the property was written down to zero at December 31, 2002.

Churchrock Properties

In December 1986, the Company acquired properties in the Churchrock region of New Mexico.

In September 1991, an additional 200 acres of leases were obtained in exchange for a future production royalty payment which, based upon the expected selling price of the uranium production, may vary between 5% and 10%.

Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties were written down to zero. Such writedown resulted in a pre-tax charge against earnings of approximately $23,000 and $62,000 in 2002 and 2001, respectively.

Crownpoint Property

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1996, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. In August 1993, the Company acquired approximately 959 acres of leases adjoining the Crownpoint properties. The net carrying value of these properties were written down to approximately $61,000 at December 31, 2002 and 2001 and consisted primarily of plant buildings and equipment. Such writedown resulted in a pre-tax charge against earnings of approximately $88,000 and $151,000 in 2002 and 2001, respectively.

Santa Fe Properties

In March 1997 the Company acquired the fee interest in 177,000 acres and the exploration rights through 2014 on an additional 346,000 acres in northwestern New Mexico. To maintain the exploration rights the Company must spend $200,000 per year on exploration through 2007 and $400,000 per year thereafter through 2014. The Company has been informed by the grantor of such rights that we are in default of our exploration commitment and that unless the default is cured the exploration agreement may be cancelled. The Company does not expect to be able to cure the alleged default. The grantor has refused to waive the default. The Company does not believe that the loss of these exploration rights will have a material adverse effect on it.

The net carrying value of the property at December 31, 2002 is zero. Impairment provisions resulted in a pre-tax charge against operations of approximately $12,000 and $17,000 in 2002 and 2001, respectively.

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

5. SHORT-TERM DEBT

Demand Notes

In May 2002 the Company obtained a $600,000 loan by issuing demand notes to private investors that were existing shareholders of the Company. Principal on the notes was due upon demand by the note holders, and interest was due and payable on the first day of every August, November, February and May at the rate of 11% per annum. Holders of the notes had the right, but not the obligation to purchase Common Stock or other equity securities offered by the Company in any subsequent private placements by paying for such purchase by forgiving unpaid interest and/or principal due and unpaid on the notes at $0.12 per share. The $611,550 in principal and accrued interest under the demand notes was converted in July 2002 into 5,096,248 shares of common stock of the Company.

6. LONG-TERM DEBT

Benton Convertible Note

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

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

Summary of Long-Term Debt

	At December 31,
	2002	2001
Long-term debt of the Company consists of:
Crownpoint property (Note 3)	$450,000	$450,000
Benton Convertible Note	135,000	135,000

	585,000	585,000
Less—Current portion	—	—

Total long-term debt	$585,000	$585,000

Maturities of long-term debt are as follows:

For the Twelve Months Ended:		For the Twelve Months Ended:
December 31, 2002	$—	December 31, 2005	$135,000
December 31, 2003	$—	December 31, 2006	$—
December 31, 2004	$—	December 31, 2007 and beyond	$450,000

7. RELATED-PARTY TRANSACTIONS

During 1994, the Company engaged in certain transactions with companies controlled by Mr. Oren L. Benton (the “Benton Companies”). See Note 6 for the issuance of the Convertible Note.

Demand Notes

In May 2002 the Company obtained a $600,000 loan by issuing demand notes to private investors that were existing shareholders of the Company. See Note 5 Short Term Debt for the issuance and conversion of the demand notes.

8. SHAREHOLDERS’ DEFICIT

Common Stock

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

Common Stock Issued in 2002

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

In July 2002, the Company raised an additional $2.4 million of equity by the issuance of 20.3 million shares of Common Stock at $0.12 per share to a group of private investors. Included in the issuance was 5.1 million shares of Common Stock that were issued to some of these investors in satisfaction of an outstanding demand note of $600,000 plus accrued interest of $11,550 that was issued in May 2002. Interest accrued on this note at a rate of 11% per annum.

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

On August 16, 1995, the Company granted options to a director of URI, to purchase 100,000 shares of the Company’s common stock at an exercise price of $8.38 per share which was the fair market value of a share of common stock on August 16, 1995. Such options were immediately exercisable and were originally scheduled to expire May 24, 1998, 30 days after the holder ceases to be a director of the Company or one year after his death, whichever occurs first. In November 1997, the term of these options was revised for three years and the exercise price was increased to $8.63 per share. In June 2001 these options were canceled.

On June 19, 2001, the Company granted options to certain directors of URI to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.22 per share. The grants were comprised of 200,000 options to replace the options that expired and were canceled in 2001 and 100,000 options granted to a newly elected director. All such options are immediately exercisable and are scheduled to expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first. None of these options have been exercised as of December 31, 2002.

Options Issuable for Deferred Compensation

The Company has a 1999 Deferred Compensation Plan (the “1999 Plan”) and Deferred Compensation Plans for 2000-2001 and 2002 (the “2000-2002 Plans”) whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2002.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

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

Under the 2000-2002 Plans the executive officers and directors were permitted to defer up to 100% of their 2000, 2001 and 2002 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share. As of December 31, 2002, a total of $513,140 has been deferred under those plans and no elections have yet been made to convert any such amounts into shares.

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

9. STOCK-BASED COMPENSATION PLANS

The Company has three stock option plans, the Employees’ Stock Option Plan, the Stock Incentive Plan and the Directors’ Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 (“FAS 123”), the Company’s net loss and loss per share (“EPS”) for the year ended December 31, 2002 and 2001 would have been adjusted to the following pro forma amounts:

		2002	2001
Net Earnings (Loss):	As reported	$(2,858,220)	$(3,788,483)
	Pro forma	$(2,951,828)	$(3,905,786)
Basic EPS:	As reported	$(0.05)	$(0.09)
	Pro forma	$(0.05)	$(0.09)
Diluted EPS:	As reported	$(0.05)	$(0.09)
	Pro forma	$(0.05)	$(0.09)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001: expected volatility of 101% and risk-free interest rates of 5.6%. An expected life of 7.4 years was used for options granted to the employees and directors, respectively. No options were granted in 2002

The FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The Directors’ Stock Option Plan provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company’s annual meeting. Currently there are 91,000 stock options outstanding under the Directors’ Stock Option Plan. Also, on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the Employees’ Stock Option Plan. All of the previously outstanding options were canceled upon the effectiveness of the new options. All of the options covered by this grant have been exercised or have expired unexercised at December 31, 2002. On August 10, 1994, the Board of Directors increased the available options under the Employees’ Stock Option Plan and the Directors’ Stock Option Plan to 850,000

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

options and 150,000 options, respectively. On October 11, 1995, the Board of Directors elected to discontinue grants under the Employees’ Stock Option Plan with the adoption of a stock incentive plan covering key employees. The Stock Incentive Plan provides for the grant of a maximum of 750,000 stock options. These options may be qualified or nonqualified. On June 5, 1998, the Company’s stockholders elected to increase the available options under the Stock Incentive Plan to 1,250,000 options. During 2000 the Company’s board of directors elected to increase the available options under the Stock Incentive Plan to 4,000,000, subject to stockholder approval. Such approval was received in March 2001. As of December 31, 2002, there are 3,049,775 options outstanding under the Stock Incentive Plan.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Additional details about the options granted under the stock option plans are as follows:

Date of Grant	Exercise Price	Options Granted	At December 31, 2002
			Options Available for Exercise	Options Exercised	Options Canceled	Options Outstanding
January 15, 1992	$2.94	617,248	—	327,625	289,623	—
May 22, 1992	$3.00	2,000	—	1,000	1,000	—

Balances at December 31, 1992		619,248	—	328,625	290,623	—

February 26, 1993	$2.50	10,000	—	2,500	7,500	—
May 27, 1993	$3.50	2,000	—	500	1,500	—

Balances at December 31, 1993		631,248	—	331,625	299,623	—

July 11, 1994	$4.38	20,000	20,000	—	—	20,000
August 10, 1994	$4.25	140,000	19,000	1,000	120,000	19,000
December 15, 1994	$5.88	3,000	2,000	—	1,000	2,000

Balances at December 31, 1994		794,248	41,000	332,625	420,623	41,000

February 24, 1995	$4.13	210,000	100,000	—	110,000	100,000
April 12, 1995	$3.88	10,000	10,000	—	—	10,000
May 26, 1995	$3.75	40,000	20,000	—	20,000	20,000
August 16, 1995	$8.38	100,000	100,000	—	—	100,000
August 31, 1995	$6.88	127,508	40,200	—	87,308	40,200
October 11, 1995	$6.94	35,000	35,000	—	—	35,000
December 19, 1995	$5.50	3,000	2,000	—	1,000	2,000

Balances at December 31, 1995		1,319,756	348,200	332,625	638,931	348,200

February 22, 1996	$9.75	178,810	64,410	—	114,400	64,410
May 29, 1996	$17.00	3,000	2,000	—	1,000	2,000
May 30, 1996	$16.13	75,000	—	—	75,000	—
July 22, 1996	$11.13	50,000	—	—	50,000	—

Balances at December 31, 1996		1,626,566	414,610	332,625	879,331	414,610

February 10, 1997	$7.125	182,405	62,865	—	119,540	62,865
April 1, 1997	$5.50	55,000	55,000	—	—	55,000
May 1, 1997	$5.00	3,000	2,000	—	1,000	2,000

Balances at December 31, 1997		1,866,971	534,475	332,625	999,871	534,475

February 23, 1998	$2.9375	172,000	113,500	—	58,500	113,500
June 5, 1998	$2.50	3,000	2,000	—	1,000	2,000

Balances at December 31, 1998		2,041,971	649,975	332,625	1,059,371	649,975

June 18, 1999	$0.25	2,000	1,500	—	—	2,000

Balances at December 31, 1999		2,043,971	651,475	332,625	1,059,371	651,975

September 27, 2000	$0.20	2,250,000	1,125,000	—	—	2,250,000

Balances at December 31, 2000		4,293,971	1,776,475	332,625	1,059,371	2,901,975

February 28, 2001	$0.19	475,500	312,665	—	6,500	469,000

June 19, 2001	$0.22	20,000	5,000	—	—	20,000

Balances at December 31, 2001		4,789,471	2,094,140	332,625	1,065,871	3,390,975

		—	—	—	—	—

Balances at December 31, 2002		4,789,471	2,094,140	332,625	1,065,871	3,390,975

The exercise price for the options granted under the stock option plans has been the approximate market price of the common stock on the date granted. The terms of the options provide that no options may be exercised for one year after grant, and then for ratable exercise over the subsequent four-year period, with a total exercisable period of ten years.

The exercise price for the options granted under the Stock Incentive Plan has been the approximate market price of the common stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years. The weighted average fair value of options granted in 2001 were $0.16.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

10. FEDERAL INCOME TAXES

The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2002	2001
Property development costs—net of amortization	$9,054,000	$9,645,000
Accelerated depreciation	(36,000)	(118,000)
Restoration reserves	1,601,000	1,674,000
Net operating loss and percentage depletion carryforwards	7,000	16,000
Valuation allowance and other—net	(10,626,000)	(11,217,000)

Total deferred income tax asset (liability)	$0	$0

Major items causing the Company’s tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2002		2001
	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax loss	$(2,858,220)		$(3,788,483)

Pretax loss times statutory tax rate	(972,000)	(34%)	(1,288,000)	(34%)
Increases in taxes resulting from:
Change in valuation allowance related to changes in temporary differences	972,000	34%	1,288,000	34%
Alternative minimum Tax	0	0%	0	0%

Income tax benefit	$0	0%	$0	0%

The Company’s net operating loss carryforwards generated in 2002 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax (“AMT”) rates imposed by the 1986 Tax Reform Act (“the 86 ACT”). It is assumed that these deferred tax assets will be realized at such rates.

At December 31, 2002, approximately $46,908,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. The Company received refunds of $305 and $183 from prior year’s federal income payments in 2002 and 2001, respectively.

The Company also has available for regular federal income tax purposes at December 31, 2002 estimated net operating loss (“NOL”) carryforwards of approximately $44,155,000 which expire primarily in 2003 through 2023, if not previously utilized. Following the sale of stock in 2001 described in Note 2, use of the Company’s NOL will be severely limited on an annual and aggregate basis. For this reason, the NOL is not included as a deferred tax asset in the table above.

Uranium Resources, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

11. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2002	2001
Reserve for future restoration and reclamation costs, net of current portion of $83,000 in 2002 and 2001 (Note 1)	$4,538,753	$4,730,161
Long-term accounts and interest payable	19,896	11,796
Royalties payable	500,000	500,000
Deferred compensation	621,380	363,330

	$5,680,029	$5,605,287

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

13. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure about the fair value of financial instruments. The Company is unable to assess the fair value of its debt instrument at December 31, 2002 due to the Company’s financial position and its inability to secure comparable financing.

EXHIBIT INDEX

Exhibit Number		Description

3.1	*	Restated Certificate of Incorporation of the Company, as amended (filed with the Company’s Annual Report on Form 10-K dated March 27, 1997).

3.1.1	*	Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company’s Quarterly Report on Form 10-Q dated August 16, 1999, SEC File Number 000-17171).

3.1.2	*	Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

3.2	*	Restated Bylaws of the Company (filed with the Company’s Form S-3 Registration No. 333-17875 on December 16, 1996).

4.1	*

Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.1	*	Amended and Restated Directors Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00349 on January 22, 1996).

10.2	*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3	*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-73014 on November 8, 2001).

10.4	*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5	*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.6	*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Rudolf J. Mueller (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.7	*

Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company’s Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).

10.9	*

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

10.19	*

Second Kingsville Dome and Rosita Mines Agreement dated January 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Form 10-KSB dated March 29, 2002, SEC File Number 000-17171).

10.20	*	Agreed Order dated March 8, 2002 between the Texas Department of Health and URI, Inc (filed with the Company’s Form 10-KSB dated March 29, 2002, SEC File Number 000-17171).

10.21	*	Promissory Note dated July 17, 2000 in the original principal amount of $135,000 (filed with the Company’s Registration Statement on Form SB-2 Registration No. 333-73014.

10.22		Uranium Resources, Inc. Code of Ethics and Business Conduct

16	*	Letter on change in certifying accountant (filed with the Company’s Form 8-K dated February 21, 2001, SEC File Number 000-17171).

21	*	List of subsidiaries (filed with the Company’s Registration Statement on Form SB-2 Registration No. 333-73014 on November 8, 2001).

99.1		Certifications of Paul K. Willmott

99.2		Certifications of Thomas H. Ehrlich

*	Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.