Form 10QSB
period 2003-03-31
URANIUM RESOURCES INC /DE/
filed 2003-10-02
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒*

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	73,704,193 as of September 29, 2003

* With the filing of this Report together with the Quarterly Report on form 10-QSB for the Second Quarter of 2003 ( being filed contemporaneously herewith) the Issuer has filed all such reports required to be so filed.

URANIUM RESOURCES, INC.

2003 FIRST QUARTERLY REPORT ON FORM 10-QSB

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$240,325	$1,025,469
Receivables, net	25,250	—
Materials and supplies inventory	66,008	67,473
Prepaid and other current assets	110,380	15,420

Total current assets	441,963	1,108,362

Property, plant and equipment, at cost:
Uranium properties	41,788,721	41,788,721
Other property, plant and equipment	253,956	253,956
Less-accumulated depreciation and depletion	(41,335,727)	(41,326,551)

Net property, plant and equipment	706,950	716,126

Long-term investment:
Certificate of deposit, restricted	1,397,515	1,397,515

	$2,546,428	$3,222,003

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31, 2003	December 31, 2002
	(Unaudited)
Current liabilities:
Accounts payable	$53,174	$132,799
Current portion of restoration reserve	83,000	83,000
Other accrued liabilities	1,089,303	1,058,096

Total current liabilities	1,225,477	1,273,895

Other long-term liabilities and deferred credits	5,733,232	5,680,029
Long-term debt, less current portion	585,000	585,000

Shareholders’ deficit:
Common stock, $.001 par value, shares authorized: 100,000,000; shares issued and outstanding (net of treasury shares): 2003 - 69,329,193 2002 - 69,329,193	69,482	69,482
Paid-in capital	52,642,982	52,642,982
Accumulated deficit	(57,700,327)	(57,019,967)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)

Total shareholders’ deficit	(4,997,281)	(4,316,921)

	$2,546,428	$3,222,003

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Uranium sales—	$—	$—

Total revenue	—	—

Costs and expenses:
Cost of uranium sales—
Operating expenses	255,593	15,729
Depreciation and depletion	8,064	7,191
Writedown of uranium properties and other uranium assets	117,555	117,305

Total cost of uranium sales	381,212	140,225

Loss from operations before corporate expenses	(381,212)	(140,225)

Corporate expenses—
General and administrative	300,847	242,886
Depreciation	1,112	2,074

Total corporate expenses	301,959	244,960

Loss from operations	(683,171)	(385,185)

Other income (expense):
Interest expense, net of capitalized interest	(4,125)	(4,623)
Interest and other income, net	6,936	19,412

Net loss	$(680,360)	$(370,396)

Net loss per common share:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

Weighted average common shares and common equivalent shares per share data
Basic	69,329,193	48,992,278

Diluted	69,329,193	48,992,278

The accompanying notes to finanacial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operations:
Net loss	$(680,360)	$(370,396)
Reconciliation of net loss to cash used in operations—
Depreciation and depletion	9,176	9,265
Writedown of uranium properties and other assets	117,555	117,305
Decrease in restoration and reclamation accrual	—	(392,255)
Other non-cash items, net	84,872	36,203

Cash flow used in operations, before changes in operating working capital items	(468,757)	(599,878)
Effect of changes in operating working capital items—
Increase in receivables	(25,250)	(2,019)
Decrease in inventories	1,465	958
Increase in prepaid and other current assets	(126,629)	—
Increase (decrease) in payables and accrued liabilities	(48,418)	415,400

Net cash used in operations	(667,589)	(185,539)

Investing activities:
Decrease in investments	—	25,862
Additions to property, plant and equipment—
Kingsville Dome	(22,619)	(71,304)
Rosita	(4,500)	(10,535)
Vasquez	(69,665)	(61,904)
Churchrock	(7,353)	(2,665)
Crownpoint	(13,418)	(4,705)
Other property	—	(1,305)

Net cash used in investing activities	(117,555)	(126,556)

Financing activities:
Proceeds from borrowings	—	—
Payments of principal	—	—

Net cash from financing activities	0	0

Net decrease in cash and cash equivalents	(785,144)	(312,095)
Cash and cash equivalents, beginning of period	1,025,469	549,043

Cash and cash equivalents, end of period	$240,325	$236,948

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2002 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2003.

2.	FUTURE OPERATIONS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because of depressed uranium prices the Company ceased production activities in 1999 at both of its producing properties and these properties remain non-producing.

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

4.	SUBSEQUENT EVENT

Equity Infusion

In April 2003, the Company raised an additional $175,000 of equity by the issuance of 4,375,000 shares of Common Stock at $0.04 per share pursuant to a private offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Item 2 contains “forward-looking statements.” These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, and other such matters. The words “believes,” “expects,” “projects,” “targets,” or “estimates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” in the Company’s 2002 Annual Report on Form 10-KSB.

Plan of Operation and Liquidity

This quarterly report on Form 10-QSB was filed on October 2, 2003. It relates to the first quarter of 2003 ended March 31, 2003. Because the Report is being filed after the required due date, the following discussion reflects the most current information available to us as of September 30, 2003.

As we have reported previously, because of depressed uranium prices we shut in our producing uranium properties in mid 1999 and began the process of monetizing all of our remaining uranium sales contracts and certain other assets. This process was completed during the first quarter of 2000. Since then we have had to rely on equity infusions and other sources identified in the following discussion to remain in business.

We have had the following equity infusions since the first quarter of 2000:

(i) In August 2000, we raised $750,000 of equity and issued 7.5 million shares of Common Stock at $0.10 per share and five-year warrants to purchase an aggregate of 5,625,000 shares of Common Stock with an initial exercise price of $0.20 per share (currently $0.13 per share as adjusted for subsequent stock issuances);

(ii) In April 2001, we raised $2,085,000 of equity and issued 26,062,500 shares of common stock at $0.08 per share;

(iii) In July 2002 we raised $2,429,000 of equity and issued 20,336,915 shares of common stock at $0.12 per share; and

(iv) In April 2003 we raised $175,000 of equity and issued 4,375,000 shares of common stock at $0.04 per share.

The foregoing funds were used for our overhead expenses, which have been progressively reduced. In April 2003 we terminated or placed on indefinite leave of absence all but two employees who were necessary for maintaining our minimum regulatory activities in South Texas.

We have received additional funding since the first quarter of 2000 from several sources. From July 2000 through January 2003, our restoration costs were funded pursuant to agreements with the State of Texas and our bonding company that gave us access to cash collateral we had posted to secure obligations under restoration bonds issued by our bonding company. This arrangement expired at the end of January 2003. Pursuant to these agreements we used approximately $3.2 million of such cash collateral.

In addition, in August 2003 we requested and received a refund of approximately $238,000 that we had deposited in escrow with the Bureau of Indian Affairs (the “BIA”) for certain mineral leases with Navajo allottees on three separate parcels of land in northwest New Mexico. The leases were subject to approval by the BIA. We had been waiting on that approval since 1992. Because of our projected timing for mining those properties and because of our cash needs, we elected to drop those leases. We expect to be able to re-sign leases on those properties in the future.

In August 2002, we extended for one year our rights under the principal lease of our Crownpoint leases pursuant to the force majeure clause in the lease. The primary term of the lease expired in August 2002 and permitted extension to a secondary term through 2014 through the annual payment of $50,000 plus a bonus of approximately $96,000. During the force majeure period, we held discussions with the owner of the property to renegotiate the terms of the lease. As of August 31, 2003 we have been unable to reach mutually agreeable terms for the continuation of this lease and we have not made the payments due in August 2003. Unless we are able to reach agreement on an extension or new terms for this lease we will no longer have the rights to this property. Based upon the projected timing for the mining of this property, we do not believe that the termination of this lease will have a material impact on the Company.

As of September 30, 2003 we have a cash balance of approximately $250,000.

Since December 31, 2002 the spot price of uranium has increased from $10.20 per pound to $12.00. In August 2003 we signed a sales contract to deliver approximately 300,000 pounds of uranium annually for the years 2005-2008. Subject to our ability to secure the requisite financing to resume uranium operations, we expect that our Vasquez site in South Texas will be the source for deliveries under that contract, assuming a favorable resolution of the litigation discussed under “LEGAL PROCEEDINGS.” We expect that we will need to raise approximately $5.5 million to fund expenses between October 1, 2003 and April 1, 2004, which includes the funds necessary to finance the commencement of production at Vasquez. This includes the capital costs to complete injection and production wells, the costs of the processing plant and bonding requirements. We are actively seeking the necessary funds.

Effective September 8, 2003 we have brought back certain key employees on either a full time or part time basis in order to pursue additional funding to bring the Vasquez property into production. Our monthly cash expenses for the next twelve months, or until we become operational, at which time additional personnel will be necessary, are expected to average approximately $160,000, which includes scheduled annual lease payments for our properties in Texas and New Mexico and licensing fees payable to the state of Texas. We currently have sufficient cash to remain in business until mid-October 2003. If we do not raise additional capital by then we will be forced to cease business and will consider, among other actions, filing in bankruptcy. We are currently seeking to raise additional capital, but we cannot be certain that we will succeed.

Our lack of current funds and the uncertainty regarding our ability to raise sufficient funds to maintain our cash requirements for the next year raises substantial doubt about our ability to continue as a going concern. Even if we are successful in raising sufficient capital to fund our cash requirements for 2003, we do not expect our independent auditor to remove their “going concern” opinion from our financial statements.

Off-Balance Sheet Arrangements

United States Fidelity and Guaranty Company (“USF&G”) has issued performance bonds to the State of Texas on our behalf totaling $2,900,000 at March 31, 2003 and September 30, 2003 to secure certain of our future restoration and reclamation obligations. At March 31, 2003 and September 30, 2003 we have $464,000 of cash collateral pledged to secure those bonds. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, we would be obligated to pay USF&G for any payments in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-KSB. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in our Form 10-KSB for the year ended December 31, 2002, we filed an action on December 4, 2001, in the 229th Judicial District Court in Duval County, Texas against the lessors for the Vasquez property to declare that our leases remain in full force and effect. Unless extended the lease term would have expired in February 2000. The leases contain clauses that permit the extension of the term of the leases if we are engaged in operations designed to establish production. In addition the leases permit us to pay a per acre royalty to extend the term. We tendered payment of the required royalty in 2000, 2001 and 2002. The lessors returned all such payments without disclosing their reasons for rejecting the payment. We were informed that the lessors granted a lease to a third party, Everest Exploration, that was contingent upon the termination of our leases. In February 2002, Everest Exploration, Inc. (“Everest”) intervened in the lawsuit seeking a declaration that the leases were not valid and in effect.

On November 26, 2002, we filed a Motion for Partial Summary Judgment, requesting the Court to declare that the leases were valid and in effect as a result of our timely tender of shut-in royalty payments. On December 16, 2002, Everest filed a motion for partial summary judgment requesting the Court to declare that the leases had terminated in February 2000.

On January 28, 2003, the Court entered an Order that granted our Motion and denied Everest’s Motion. The Court held that the leases have been properly extended and are valid and in effect and that the leases can continue to be extended by the payment of shut-in royalties. The Order also awarded us our attorneys’ fees and costs against the lessors and Everest. On April 2, 2003, the Court entered an Order awarding us our attorneys’ fees in the amount of $202,000 against Everest and the lessors, jointly and severally. We tendered the royalty payment to continue to extend the leases in 2003.

Everest appealed the District Court’s entry of summary judgment and award of attorneys’ fees. The lessors are not a party to the appeal pending before the Court of Appeals for the Fourth District in San Antonio, Texas. The briefing in the appeal was completed on August 28, 2003. We are now awaiting a date for oral argument before the Court of Appeals and the court’s ruling. While we believe that our leases remain in full force and effect, we are unable to predict the final outcome of this case.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See the Index to Exhibits on Page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K.

Date of Filing	Item Reported	Brief Description
January 29, 2003	Item 5	Disclosed receipt of a Partial Summary Judgment in the Company’s favor granted by the 229th Judicial District Court in Duval County, Texas in the Vasquez lease litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: October 2, 2003	By:	/S/ PAUL K. WILLMOTT
Paul K. Willmott Director, President and Chief Executive Officer

Dated: October 2, 2003	By:	/S/ THOMAS H. EHRLICH
Thomas H. Ehrlich Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Annual and Quarterly Certifications

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul K. Willmott, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Uranium Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: October 2, 2003

/s/ PAUL K. WILLMOTT

Title: Director, President and Chief Executive Officer

Annual and Quarterly Certifications

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas H. Ehrlich, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Uranium Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: October 2, 2003

/s/ THOMAS H. EHRLICH

Title: Vice President – Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company, as amended (filed with the Company’s Annual Report on Form 10-K dated March 27, 1997, SEC File Number 000-17171).

3.1.1*	Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company’s Quarterly Report on Form 10-Q dated August 16, 1999, SEC File Number 000-17171).

3.1.2*	Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form S-3 Registration No. 333-17875 on December 16, 1996).

4.1*	Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00349 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-73014 on November 8, 2001).

10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.6*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Rudolf J. Mueller (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.7*	Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company’s Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).

10.9*	License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company’s Annual Report on Form 10-K dated March 31, 1997, SEC File Number 000-17171).

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated March 310, 1998, SEC File Number 000-17171).

*	Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities and Exchange.

Exhibit Number	Description

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated March 31, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated March 31, 1999, SEC File Number 000-17171).

10.18*	Kingsville Dome and Rosita Mines Agreement dated October 11, 2000 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.19*	Second Kingsville Dome and Rosita Mines Agreement dated January 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171).

10.20*	Agreed Order dated March 8, 2002 between the Texas Department of Health and URI, Inc. (filed with the Company’s Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171).

10.21*	Third Kingsville Dome and Rosita Mines Agreement dated May 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Quarterly Report on Form 10-QSB dated August 31, 2002, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002. (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003. (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.24*	Uranium Resources, Inc. Code of Ethics and Business Conduct (filed with the Company’s Annual Report on Form 10-KSB dated April 11, 2003, SEC File Number 000-17171).

URANIUM RESOURCES, INC.

650 S. Edmonds Lane, Suite 108, Lewisville, TX 75067

972.219.3330 Phone 972.219.3311 Fax

October 2, 2003

Securities and Exchange Commission

450 5th Street, N.W.

Washington, D.C. 20549

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul K. Willmott, President and Chief Executive Officer of Uranium Resources, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2003 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ PAUL K. WILLMOTT

Paul K. Willmott President and Chief Executive Officer October 2, 2003

URANIUM RESOURCES, INC.

650 S. Edmonds Lane, Suite 108, Lewisville, TX 75067

972.219.3330 Phone 972.219.3311 Fax

October 2, 2003

Securities and Exchange Commission

450 5th Street, N.W.

Washington, D.C. 20549

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas H. Ehrlich, Vice President – Finance and Chief Financial Officer of Uranium Resources, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2003 which this certification accompanies fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ THOMAS H. EHRLICH

Thomas H. Ehrlich Vice President and Chief Financial Officer October 2, 2003

E-4