Form 10QSB
period 2003-06-30
URANIUM RESOURCES INC /DE/
filed 2003-10-02
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☐    No ☒

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

URANIUM RESOURCES, INC.

2003 SECOND QUARTERLY REPORT ON FORM 10-QSB

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2003	2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$232,967	$1,025,469
Receivables, net	25,250	—
Materials and supplies inventory	65,863	67,473
Prepaid and other current assets	74,530	15,420

Total current assets	398,610	1,108,362

Property, plant and equipment, at cost:
Uranium properties	41,788,721	41,788,721
Other property, plant and equipment	253,956	253,956
Less-accumulated depreciation and depletion	(41,344,885)	(41,326,551)

Net property, plant and equipment	697,792	716,126
Long-term investment:
Certificate of deposit, restricted	1,397,515	1,397,515

	$2,493,917	$3,222,003

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30,	December 31,
	2003	2003
	(Unaudited)
Current liabilities:
Accounts payable	$46,657	$132,799
Current portion of restoration reserve	83,000	83,000
Other accrued liabilities	1,101,427	1,058,096

Total current liabilities	1,231,084	1,273,895

Other long-term liabilities and deferred credits	5,755,138	5,680,029

Long-term debt, less current portion	585,000	585,000

Shareholders’ deficit:
Common stock, $.001 par value, shares authorized:
100,000,000; shares issued and outstanding (net of treasury shares): 2003 - 73,704,193 2002 - 69,329,193	73,857	69,482

Paid-in capital	52,813,607	52,642,982
Accumulated deficit	(57,955,351)	(57,019,967)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)

Total shareholders’ deficit	(5,077,305)	(4,316,921)

	$2,493,917	$3,222,003

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Uranium sales—	$—	$—	$—	$—

Total revenue	—	—	—	—

Costs and expenses:
Cost of uranium sales—
Operating expenses	75,387	156,140	330,980	171,869
Provision for restoration and reclamation costs	—	—	—	—
Depreciation and depletion	8,063	8,923	16,127	16,114
Writedown of uranium properties and other uranium assets	25,091	71,627	142,646	188,932

Total cost of uranium sales	108,541	236,690	489,753	376,915

Loss from operations before corporate expenses	(108,541)	(236,690)	(489,753)	(376,915)

Corporate expenses—
General and administrative	153,416	339,829	454,263	582,715
Depreciation	1,095	1,575	2,207	3,649

Total corporate expenses	154,511	341,404	456,470	586,364

Loss from operations	(263,052)	(578,094)	(946,223)	(963,279)

Other income (expense):
Interest expense, net of capitalized interest	(3,439)	(9,821)	(7,564)	(14,444)
Interest and other income, net	11,467	8,953	18,403	28,365

Net loss	$(255,024)	$(578,962)	$(935,384)	$(949,358)

Net loss per common share:
Basic	$0.00	$(0.01)	$(0.01)	$(0.02)

Diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares and common equivalent shares per share data
Basic	72,886,885	48,992,278	71,117,867	48,992,278

Diluted	72,886,885	48,992,278	71,117,867	48,992,278

The accompanying notes to finanacial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operations:
Net loss	$(935,384)	$(949,358)
Reconciliation of net loss to cash used in operations—
Depreciation and depletion	18,334	19,763
Writedown of uranium properties and other assets	142,646	188,932
Decrease in restoration and reclamation accrual	—	(559,976)
Other non-cash items, net	138,448	75,242

Cash flow used in operations, before changes in operating working capital items	(635,956)	(1,225,397)
Effect of changes in operating working capital items—
Increase in receivables	(25,250)	—
(Increase) decrease in inventories	1,610	(759)
Increase in prepaid and other current assets	(122,449)	(3,084)
Increase (decrease) in payables and accrued liabilities	(42,811)	719,424

Net cash used in operations	(824,856)	(509,816)

Investing activities:
Decrease in investments	—	25,862
Additions to property, plant and equipment—
Kingsville Dome	(25,876)	(79,792)
Rosita	(17,178)	(34,734)
Vasquez	(77,562)	(92,978)
Churchrock	(7,982)	(7,077)
Crownpoint	(14,048)	(18,372)
Other property	—	(3,168)

Net cash used in investing activities	(142,646)	(210,259)

Financing activities:
Proceeds from borrowings	—	600,000
Deferrred offering costs	—	(62,502)
Issuance of common stock and warrants, net	175,000	—

Net cash provided by financing activities	175,000	537,498

Net decrease in cash and cash equivalents	(792,502)	(182,577)
Cash and cash equivalents, beginning of period	1,025,469	549,043

Cash and cash equivalents, end of period	$232,967	$366,466

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

June 30, 2003 (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2002 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2003.

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

Equity Infusion

In April 2003 we received $175,000 of equity by issuing 4,375,000 shares of common stock at $0.04 per share in a private offering.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

During our most recent quarter, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On April 18, 2003 we raised $175,000 of equity and issued 4,375,000 shares of common stock ($0.001 par value) at $0.04 per share in a private offering in which no underwriter or broker was used. No underwriting discounts or brokerage commissions were paid in connection with the offering.

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

URANIUM RESOURCES, INC.

Dated: October 2, 2003	By:	/S/ PAUL K. WILLMOTT
Paul K. Willmott Director, President and Chief Executive Officer

Dated: October 2, 2003	By:	/S/ THOMAS H. EHRLICH
Thomas H. Ehrlich Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company, as amended (filed with the Company’s Annual Report on Form 10-K dated March 27, 1997,SEC File Number 000-17171).

3.1.1*	Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company’s Quarterly Report on Form 10-Q dated August 16, 1999, SEC File Number 000-17171).

3.1.2*	Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form S-3 Registration No. 333-17875 on December 16, 1996).

4.1*	Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00349 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-73014 on November 8, 2001).

10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.6*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Rudolf J. Mueller (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.7*	Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company’s Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).

10.9*	License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company’s Annual Report on Form 10-K dated June 30, 1997, SEC File Number 000-17171).

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 300, 1998, SEC File Number 000-17171).

*	Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

E-1

Exhibit Number	Description

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.18*	Kingsville Dome and Rosita Mines Agreement dated October 11, 2000 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.19*	Second Kingsville Dome and Rosita Mines Agreement dated January 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171).

10.20*	Agreed Order dated March 8, 2002 between the Texas Department of Health and URI, Inc. (filed with the Company’s Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171).

10.21*	Third Kingsville Dome and Rosita Mines Agreement dated May 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Quarterly Report on Form 10-QSB dated August 31, 2002, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.24*	Uranium Resources, Inc. Code of Ethics and Business Conduct (filed with the Company’s Quarterly Report on Form 10-KSB dated April 11, 2003, SEC File Number 000-17171).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2