Form 10QSB
period 2003-09-30
URANIUM RESOURCES INC /DE/
filed 2003-11-13
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐    No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding

Common Stock, $0.001 par value	81,824,193 as of November 13, 2003

* On October 2, 2003 the Issuer filed its Quarterly Reports on form 10-QSB for the First and Second Quarter of 2003. As of that date the Issuer has filed all such reports required to be so filed.

URANIUM RESOURCES, INC.

2003 THIRD QUARTERLY REPORT ON FORM 10-QSB

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$252,959	$1,025,469
Receivables, net	25,250	—
Materials and supplies inventory	65,781	67,473
Prepaid and other current assets	42,861	15,420

Total current assets	386,851	1,108,362

Property, plant and equipment, at cost:
Uranium properties	41,788,721	41,788,721
Other property, plant and equipment	253,956	253,956
Less-accumulated depreciation and depletion	(41,352,704)	(41,326,551)

Net property, plant and equipment	689,973	716,126
Long-term investment:
Certificate of deposit, restricted	399,657	1,397,515

	$1,476,481	$3,222,003

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2003	December 31, 2003
	(Unaudited)
Current liabilities:
Accounts payable	$97,308	$132,799
Current portion of restoration reserve	83,000	83,000
Other accrued liabilities	138,372	1,058,096

Total current liabilities	318,680	1,273,895

Other long-term liabilities and deferred credits	5,781,866	5,680,029
Long-term debt, less current portion	585,000	585,000
Shareholders’ deficit:
Common stock, $.001 par value, shares authorized:
100,000,000; shares issued and outstanding (net of treasury shares): 2003—73,704,193 2002—69,329,193	73,857	69,482
Paid-in capital	52,813,607	52,642,982
Accumulated deficit	(58,087,111)	(57,019,967)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)

Total shareholders’ deficit	(5,209,065)	(4,316,921)

	$1,476,481	$3,222,003

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Uranium sales—	$—	$—	$—	$—

Total revenue	—	—	—	—
Costs and expenses:
Cost of uranium sales—
Operating expenses	59,180	332,631	390,160	504,500
Provision for restoration and reclamation costs	—	518,103	—	518,103
Depreciation and depletion	6,933	11,462	23,060	27,576
Writedown of uranium properties and other uranium assets	109,316	178,838	251,962	367,770

Total cost of uranium sales	175,429	1,041,034	665,182	1,417,949

Loss from operations before corporate expenses	(175,429)	(1,041,034)	(665,182)	(1,417,949)
Corporate expenses—
General and administrative	189,562	294,272	643,825	876,987
Depreciation	886	1,639	3,093	5,288

Total corporate expenses	190,448	295,911	646,918	882,275

Loss from operations	(365,877)	(1,336,945)	(1,312,100)	(2,300,224)
Other income (expense):
Interest expense, net of capitalized interest	(6,937)	(13,581)	(14,501)	(28,025)
Interest and other income, net	241,054	10,881	259,457	39,246

Net loss	(131,760)	(1,339,645)	(1,067,144)	(2,289,003)

Net loss per common share:
Basic	$0.00	$(0.02)	$(0.01)	$(0.04)

Diluted	$0.00	$(0.02)	$(0.01)	$(0.04)

Weighted average common shares and common equivalent shares per share data
Basic	73,704,193	63,139,697	71,989,449	53,759,906

Diluted	73,704,193	63,139,697	71,989,449	53,759,906

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operations:
Net loss	$(1,067,144)	$(2,289,003)
Reconciliation of net loss to cash used in operations—
Provision for restoration and reclamation costs	—	518,103
Depreciation and depletion	26,153	32,864
Writedown of uranium properties and other assets	251,962	367,770
Decrease in restoration and reclamation accrual	—	(559,976)
Other non-cash items, net	196,845	102,489

Cash flow used in operations, before changes in operating working capital items	(592,184)	(1,827,753)
Effect of changes in operating working capital items—
Increase in receivables	(25,250)	—
(Increase) decrease in inventories	1,692	(909)
Increase (decrease) in prepaid and other current assets	(122,449)	1,591
Increase (decrease) in payables and accrued liabilities	(955,215)	805,173

Net cash used in operations	(1,693,406)	(1,021,898)
Investing activities:
Decrease in investments	997,858	25,862
Additions to property, plant and equipment—
Kingsville Dome	(68,010)	(126,962)
Rosita	(27,741)	(44,989)
Vasquez	(110,784)	(136,556)
Churchrock	(12,776)	(17,098)
Crownpoint	(21,551)	(77,681)
Other property	(11,100)	(14,268)

Net cash from (used in) investing activities	745,896	(391,692)
Financing activities:
Proceeds from borrowings	—	600,000
Issuance of common stock and warrants, net	175,000	1,752,546

Net cash provided by financing activities	175,000	2,352,546

Net increase (decrease) in cash and cash equivalents	(772,510)	938,956
Cash and cash equivalents, beginning of period	1,025,469	549,043

Cash and cash equivalents, end of period	$252,959	$1,487,999

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

September 30, 2003 (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2002 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2003.

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

Equity Infusion

In October 2003 we received $406,000 of equity by issuing 8,120,000 shares of common stock at $0.05 per share in a private offering.

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

(iv) In April 2003 we raised $175,000 of equity and issued 4,375,000 shares of common stock at $0.04 per share; and

(v) In October 2003 we raised $406,000 of equity and issued 8,120,000 shares of common stock at $0.05 per share.

The foregoing funds were used for our overhead expenses, which have been progressively reduced. In April 2003 we terminated or placed on indefinite leave of absence all but two employees who were necessary for maintaining our minimum regulator activities in South Texas.

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

In August 2002, we extended for one year our rights under the principal lease of our Crownpoint leases pursuant to the force majeure clause in the lease. The primary term of the lease expired in August 2002 and permitted extension to a secondary term through 2014 through the annual payment of $50,000 plus a bonus of approximately $96,000. During the force majeure period, we held discussions with the owner of the property to renegotiate the terms of the lease. As of October 31, 2003 we have been unable to reach mutually agreeable terms for the continuation of this lease and we have not made the payments due in August 2003. Unless we are able to reach agreement on an extension or new terms for this lease we will no longer have the rights to this property. Based upon the projected timing for the mining of this property, we do not believe that the termination of this lease will have a material impact on the Company.

Since December 31, 2002 the spot price of uranium has increased from $10.20 per pound to $12.75. In August 2003, we signed a sales contract to deliver approximately 300,000 pounds of uranium annually for the years 2005-2008. In November 2003, we agreed to terms on a second uranium supply contract to deliver approximately 300,000 pounds annually for the years 2005-2008. We expect this contract to be finalized and executed in the fourth quarter of 2003.

Subject to our ability to secure the requisite financing to resume uranium operations, we expect that our Vasquez site in South Texas will be the source for deliveries under these two contracts, assuming a favorable resolution of the litigation discussed under “LEGAL PROCEEDINGS.”

At September 30, 2003 we had a cash balance of approximately $253,000. Effective September 8, 2003 we have brought back certain key employees on either a full time or part time basis in order to pursue additional funding necessary to bring the Vasquez property into production. We currently have sufficient cash to remain in business until January 2004. If we do not raise additional capital by then we will be forced to cease business and will consider, among other actions, filing in bankruptcy.

For 2004 we expect that we will need to raise approximately $5.5 million to finance the commencement of production at Vasquez and includes the capital costs to complete the injection and production wells, the costs of the processing plant, bonding requirements, plus our initial production costs and overhead expenses. This assumes we are able to secure inventory financing (secured by our inventory of uranium) to carry the cost of the uranium produced in 2004 and sold in 2005. We are actively seeking this financing, but we cannot be certain we can succeed.

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

Off-Balance Sheet Arrangements

United States Fidelity and Guaranty Company (“USF&G”) has issued performance bonds to the State of Texas on our behalf totaling $2,900,000 at September 30, 2003 to secure certain of our future restoration and reclamation obligations. At September 30, 2003 we had approximately $400,000 of cash collateral pledged to secure those bonds. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, we would be obligated to pay USF&G for any payments in excess of the collateral.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosures controls and procedures were effective.

During our most recent quarter, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in our Form 10-KSB for the year ended December 31, 2002, we filed an action on December 4, 2001, in the 229th Judicial District Court in Duval County, Texas against the lessors for the Vasquez property to declare that our leases remain in full force and effect. Unless extended, the lease term would have expired in February 2000. The leases contain clauses that permit the extension of the term of the leases if we are engaged in operations designed to establish production. In addition the leases permit us to pay a per acre royalty to extend the term. We tendered payment of the required royalty in 2000, 2001 and 2002. The lessors returned all such payments without disclosing their reasons for rejecting the payment. We were informed that the lessors granted a lease to a third party, Everest Exploration, that was contingent upon the termination of our leases. In February 2002, Everest Exploration, Inc. [“Everest”) intervened in the lawsuit seeking a declaration that the leases were not valid and in effect.

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

Everest appealed the District Court’s entry of summary judgment and award of attorneys’ fees. The lessors are not a party to the appeal pending before the Court of Appeals for the Fourth District in San Antonio, Texas. The briefing in the appeal was completed on August 28, 2003. Oral argument before the Court of Appeals is scheduled for November 19, 2003. While we believe that our leases remain in full force and effect, we are unable to predict the final outcome of this case.

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

URANIUM RESOURCES, INC.

Dated: November 13, 2003	By:	/s/ PAUL K. WILLMOTT

Paul K. Willmott Director, President and Chief Executive Officer

Dated: November 13, 2003	By:	/s/ THOMAS H. EHRLICH

Thomas H. Ehrlich Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company, as amended (filed with the Company’s Annual Report on Form 10-K dated March 27, 1997, SEC File Number 000-17171).

3.1.1*	Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company’s Quarterly Report on Form 10-Q dated August 16, 1999, SEC File Number 000-17171).

3.1.2*	Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form S-3 Registration No. 333-17875 on December 16, 1996).

4.1*	Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00349 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-73014 on November 8, 2001).

10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.6*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Rudolf J. Mueller (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.7*	Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company’s Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).

10.9*	License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company’s Annual Report on Form 10-K dated June 30, 1997, SEC File Number 000-17171).

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit Number	Description

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.18*	Kingsville Dome and Rosita Mines Agreement dated October 11, 2000 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.19*	Second Kingsville Dome and Rosita Mines Agreement dated January 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171).

10.20*	Agreed Order dated March 8, 2002 between the Texas Department of Health and URI, Inc. (filed with the Company’s Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171)

10.21*	Third Kingsville Dome and Rosita Mines Agreement dated May 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Quarterly Report on Form 10-QSB dated August 31, 2002, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.24*	Uranium Resources, Inc. Code of Ethics and Business Conduct (filed with the Company’s Quarterly Report on Form 10-KSB dated April 11, 2003, SEC File Number 000-17171).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.