Form 10KSB
period 2003-12-31
URANIUM RESOURCES INC /DE/
filed 2004-03-30
CIK 839470

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003 or
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Issuers revenues for the year ended December 31, 2003 was $0.00

The aggregate market value of the Common Stock of the Issuer held by non-affiliates at March 24, 2004 was approximately $9,466,938.

Number of shares of Common Stock outstanding as of March 24, 2004: 88,574,193 shares.

Documents Incorporated by Reference:
 None

URANIUM RESOURCES, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

PART I	1
Item 1. Description of Business	1
OVERVIEW OF THE URANIUM INDUSTRY	1
OUR BUSINESS	2
The Company	2
Current Plan of Operation	3
Uranium Reserves/Mineralized Material	3
The In Situ Leach Mining Process	4
Environmental Considerations and Permitting	4
Reclamation and Restoration Costs and Bonding Requirements	6
Water Rights	6
Competition	7
Item 2. Description of Properties	7
South Texas	7
New Mexico Properties	8
Insurance	9
Reclaimed Properties	9
Item 3. Legal Proceedings	10
New Mexico Radioactive Material License	10
New Mexico UIC Permit	10
Kingsville Dome Production Area 3	10
Vasquez Litigation	10
Texas Department of Health Bonding Issues	11
Other	11
Item 4. Submission of Matters to a Vote of Security Holders	11
CAUTIONARY STATEMENTS	11
GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS	14
PART II	16
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters	16
Recent Sales of Unregistered Securities	16
Dividends	16
Item 6. Management's Discussion and Analysis or Plan of Operation	16
Plan of Operation and Liquidity	16
Off-Balance Sheet Arrangements	17
Critical Accounting Policies	17
Impact of Recent Accounting Pronouncements	18
Evaluation of Internal and Disclosure Controls	19
Item 7. Financial Statements	19
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19

i

PART III	20
Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act	20
Directors	20
Arrangements Regarding Election of Directors	21
Other Executive Officers	21
Code of Ethics for Senior Financial Officers	22
Audit Committee—Financial Expert and Independence	22
Section 16(a) Beneficial Ownership Reporting Compliance	22
Item 10. Executive Compensation	23
Supplemental Health Care Plan	23
401(k) Profit Sharing Plan	24
Employees' Stock Option Plans	24
Deferred Compensation Plans	24
Option Grants in Last Fiscal Year	24
Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values	25
Director Compensation	26
Compensation Committee Interlocks and Insider Participation	26
Compensation Agreements with Key Executives	26
Securities Authorized for Issuance Under Equity Compensation Plans	27
Item 11. Security Ownership of Certain Beneficial Owners and Management	27
Principal Stockholders	27
Directors and Executive Officers	28
Item 12. Certain Relationships and Related Transactions	29
Bridge Loan in May 2002	29
Options Issuable for Deferred Compensation	29
PART IV	30
Item 13. Exhibits and Reports on Form 8-K	30
Item 14. Principal Accountant Fees and Services	30
SIGNATURES	31

ii

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

        The "Company" or "Registrant" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements." These statements include, without limitation, statements relating to management's expectations regarding the Company's ability to remain solvent, mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statements" beginning on page 11.

        Certain terms used in this Form 10-KSB are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

Item 1. Description of Business

OVERVIEW OF THE URANIUM INDUSTRY

        The only significant commercial use for uranium is as fuel for nuclear power plants for the generation of electricity. During 2002, 435 nuclear power plants were operating in the world and consumed an estimated 169 million pounds of uranium. World wide production of uranium in 2002 was only about 93 million pounds. In the United States there are 103 nuclear power plants that produce about 20% of the electricity used.

        Based on reports by the Ux Consulting Company, LLC ("Ux") and the Uranium Institute ("UI"), since the early 1990s, worldwide uranium production has satisfied only 51% of worldwide demand, and this ratio has also been true in the Western world. Ux reports that the gap has been filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium (HEU) inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. In the period 2004-2010 Ux projects western production to be sufficient to cover only 45% of western demand.

        Ux reports that secondary sources combined with uranium production from existing uranium mines will not be sufficient to meet the world's requirements. New production will be needed. Ux projects that the industry will need uranium prices significantly higher than current prices to stimulate the capital investment needed to support such new production.

        Spot price is the price at which uranium may be purchased for delivery within one year. Spot prices have been more volatile historically than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, declining to $7.25 per pound in October 1991, increasing to $16.50 per pound in May 1996 and again declining to $7.10 at December 31, 2000. Since year-end 2000 the spot price has increased to $17.50 at March 22, 2004.

        The following graph shows spot prices per pound from 1980 to March 22, 2004, as reported by Trade Tech and Ux.

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

        Since 1988 we have produced about 6.1 million pounds of uranium from two mines in South Texas. Our Kingsville Dome mine produced about 3.5 million pounds and the Rosita mine produced about 2.6 million pounds. Additional mineralized uranium materials exist at Kingsville Dome. The Rosita property is essentially at the end of its productive capacity, although some minor mineralized uranium materials remain that may be produced.

        Because of depressed uranium prices in 1999, we shut-in our two producing properties with plans to resume production when market prices recovered. Since the first quarter of 2000 we have had no source of revenue and have had to rely on equity infusions to remain in business.

        In the four years ended December 31, 2001 the carrying value of our properties reduced from $61.4 million to $708,000, including a writedown in the carrying value and a pre-tax charge to earnings of: $18.0 million in 1998 ($12.3 million for Kingsville Dome and $5.6 million for Rosita); $38.4 million in 1999; $1.4 million in 2000; and $475,000 in 2001. At December 31, 2003 our uranium properties, plant and equipment had a net book value of about $684,000 compared to $716,000 at December 31, 2002.

        We have the Kingsville Dome, Rosita and Vasquez properties in South Texas and properties in New Mexico.

        As of December 31, 2003 we had 7 employees, including one geologist, two engineers and two certified public accountants. We have field offices at Kingsville Dome, Rosita and Crownpoint, New Mexico.

Current Plan of Operation

        Because of severely depressed uranium prices, in mid-1999 we reduced our payroll and shut in our producing properties. Since that time, the Company has relied on equity infusions to remain in business. We have raised a total of approximately $6.5 million allowing us to maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations. Across this period, we performed ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome via an agreement with the State of Texas and our bonding company that allowed us access to approximately $3.2 million that had been pledged to secure restoration bonds (the "Restoration Agreement").

        Since 2000, uranium prices have increased from a low of $7.10 per pound to $17.50 as of March 22, 2004. With the final resolution of the Vasquez lawsuit (see "LEGAL PROCEEDINGS"), we now plan to go forward with the development and mining of that property upon the raising of the required capital necessary for the requisite bonding, surface production facilities and injection and production wells. We project that we will need $5.2 million, and we anticipate raising these funds through the issuance of common stock. Of this total, $2.9 million will be utilized for wellfield and plant capital and $0.9 million will be for initial cash bonding requirements. The balance, or $1.4 million, will be utilized for product operating costs and overheads until the resultant uranium product is available for inventory financing prior to its sale. The Company will require an inventory financing capability of approximately $2.2 million. We are actively seeking financing for the foregoing. Ultimate cash bonding requirements will amount to a projected $2.8 million, the majority of the collateral for which we anticipate will be funded via the proceeds from operations. We anticipate that the Company employment level will increase from the current 12 employees to 33 when the Vasquez project is in full operation.

        We plan to commence additional pre-production activities as soon as the required $5.2 million in capital is raised, and have targeted wellfield injection to commence in July, 2004, with the first shipment of product to a converter in September. The first sale of our uranium product is slated for January 2005. The Company currently has two contracts that call for the delivery of an aggregate of 600,000 pounds of uranium in each of the years 2005 through 2008.

        During 2004, the Company plans to continue actively working towards the completion of the Production Area Authorization #3 review at Kingsville Dome (see "LEGAL PROCEEDINGS"). It is anticipated that the review will be complete by early 2005, allowing the commencement of production at Kingsville Dome later that year. The Company is currently evaluating contracting opportunities for the Kingsville Dome production.

Uranium Reserves/Mineralized Material

        Based on the report of Richard F. Douglas, Ph.D. dated March 29, 2004 ("Douglas Report") our Vasquez property has in-place proven reserves of 2.328 million pounds and probable in-place reserves of 1.413 million pounds. It is estimated that 2.619 million pounds or 70% will be recoverable. In addition, our Kingsville Dome property has 318,000 pounds of probable in place reserves of which 223,000 pounds or 70% is estimated to be recoverable. The Douglas Report also concludes that our New Mexico properties collectively have about 33 million pounds of in-place mineralized uranium materials. We are unable to estimate the amount that may be recoverable. Although not covered by the Douglas Report, we estimate that we have up to an additional 13 million pounds of in-place reserves on our Crownpoint property.

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

        In the in situ leach process, groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface. The fluid-bearing uranium is then circulated to an ion exchange column on the surface where uranium is extracted from the fluid onto resin beads. The fluid is then reinjected into the ore body. When the ion exchange column's resin beads are loaded with uranium they are removed and flushed with a salt-water solution, which strips the uranium from the beads. This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium powder.

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

        Radioactive Material License.    Before commencing operations in both Texas and New Mexico, we must obtain a radioactive material license. Under the federal Atomic Energy Act the United States Nuclear Regulatory Commission has primary jurisdiction over the issuance of a radioactive material license. However, the Atomic Energy Act also allows for states with regulatory programs deemed satisfactory by the Commission to take primary responsibility for issuing the radioactive material license. The Commission has ceded jurisdiction for such licenses to Texas but not to New Mexico. Such ceding of jurisdiction by the Commission is hereinafter referred to as the "granting of primacy."

        The Texas Department of Health is the permitting agency for the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by the United States Nuclear Regulatory Commission.

        See "PROPERTIES" and "LEGAL PROCEEDINGS" for the status of our radioactive material license for New Mexico and our Texas properties.

        Underground Injection Control Permits("UIC").    The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This act is administered by the United States Environmental Protection Agency (the "USEPA"). However, to avoid the burden of dual federal and state (or Indian tribal) regulation, the Safe Drinking Water Act allows for the UIC permits issued by states (and Indian tribes determined eligible for treatment as states) to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First the state's program must have been granted primacy. Second, the USEPA must have granted, upon request by the state, an aquifer exemption. The USEPA may delay or decline to process the state's application if the USEPA questions the state's jurisdiction over the mine site.

        Texas has been granted primacy for its UIC programs, and the Texas Commission for Environmental Quality administers UIC permits. The Texas Commission for Environmental Quality also regulates air quality and surface deposition or discharge of treated wastewater associated with the in situ leach mining process.

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

        The current environmental regulatory program for the in situ leach industry is well established. Many in situ leach mines have gone full cycle without any significant environmental impact. However, the public anti-nuclear lobby can make environmental permitting difficult and timing unpredictable.

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

        We have surety bonds posted with the state of Texas of about $2.8 million, which related primarily to our operations at Kingsville Dome and Rosita, and we have deposited about $401,000 as cash collateral for such bonds. We are obligated by agreement with the bonding company to increase the cash collateral to an amount equal to 50% of the amount of the bonds, plus an additional $0.50 for each pound of uranium produced until the account accumulates an additional $1.0 million.

        We estimate that our actual reclamation liabilities for completed operations at Kingsville Dome and Rosita at December 31, 2003 are about $4.3 million of which the present value amount of $3.3 million is recorded as a liability at this date. Under an agreement reached on March 1, 2004, with the Texas regulatory agencies and our bonding company we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

        These financial surety obligations are reviewed and revised periodically by the Texas regulators. See "LEGAL PROCEEDINGS."

        We expect to be required to post a surety bond of about $.9 million prior to the commencement of mining of the Vasquez project and that all or a major portion will need to be collateralized by cash.

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

Item 2. Description of Properties

South Texas

  Kingsville Dome

        The Property.    The Kingsville Dome property consists of mineral leases from private landowners on about 2,354 gross and net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25%. The leases have expiration dates ranging from 2000 to 2007. With a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

        Production History.    Initial production commenced in May 1988. Since then we have produced a total of 3.5 million pounds. Production was stopped July 1999 because of depressed uranium prices.

        Further Development Potential.    We believe that there is a significant quantity of uranium remaining at Kingsville Dome. We spent about $79,000 in capital expenditures in 2003. We expect to spend $300,000-$400,000 in 2004 for upgrading our Kingsville Dome plant and facilities to accommodate processing of production from the Vasquez project and for land holding costs for Kingsville Dome.

        Permitting Status.    A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, additional authorizations under the area permit are required. Our Production Area Authorization #3 is being reviewed by the Texas Commission for Environmental Quality. See "LEGAL PROCEEDINGS." The term of the license and underground injection control permit is open-ended.

        Restoration and Reclamation.    During 2003, we conducted restoration activities as required by the permits and licenses on this project. Approximately $21,000 of such activity was funded under the Restoration Agreement. We spent about $283,000 in restoration costs at Kingsville Dome in 2002 that were funded under the Restoration Agreement.

  Rosita

        Only minor amounts of uranium remain at this property, and we have no current plans to mine it. We are conducting restoration and reclamation, of which $32,000 was funded during 2003 under the Restoration Agreement and $277,000 was funded during 2002 under the Restoration Agreement.

  Vasquez

        The Property.    We have a mineral lease on 842 gross and net acres located in southwestern Duval County, in South Texas. The term expires in February 2008. The lease provide for royalties based upon 6.25% of uranium sales.

        Development Plan.    We anticipate commencing mining operations on this property in July 2004, assuming we are able to raise capital of about $5.2 million for construction, development and financial surety needs.

        Permitting Status.    All of the required permits for this property to begin production have been received.

New Mexico Properties

        General.    We have various interests in properties located in New Mexico. We have patented and unpatented mining claims, mineral leases and some surface leases. We have spent $10.7 million to date on permitting for New Mexico. Additional expenditures will be required and could be material. We are unable to estimate the amount. We expect that whatever is spent will occur over multiple years. See "LEGAL PROCEEDINGS" for a discussion of the current status of our license for New Mexico.

  Churchrock

        The Property.    The Churchrock project encompasses about 2,200 gross and net acres. The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. We own the mineral estate in fee for both Sections 17 and the Mancos properties. We own patented mining claims on Section 8.

        The surface estate on Section 17 is owned by the United States Government and held in trust for the Navajo Nation. We have royalty obligations ranging from 5% to 6 1/4% and also a 2% override royalty obligation to the Navajo Nation for surface use agreements.

        Development Plan.    We anticipate that Churchrock will be the first of our New Mexico properties we will develop. We spent about $22,000 in 2003 for permitting activities and land holding costs. We do not anticipate significant spending in 2004.

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

  Crownpoint

        The Property.    The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 619 gross 521.8 net acres. We are currently in negotiations for a lease on a 60% mineral interest in certain of the acreage.

        Development Plan.    We spent about $27,000 in 2003 for permitting activities and land holding costs. We do not anticipate significant spending in 2004.

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

  Unit I Property

        In 2003 we dropped the leases on Unit I, and we expect to be able to re-sign the leases in the future.

  West Largo and Roca Honda

        In March 1997 we acquired the fee interest in 177,000 acres in northwestern New Mexico. Several significant occurrences of uranium mineralization are know to be within this acreage including a uranium mineralized property called the West Largo and a uranium mineralized property called the Rocha Honda. Significant uranium exploration was conducted by other companies on these properties in the past and we own the result of these past drilling and exploration programs.

        The West Largo property is about 21 miles north of the town of Milan and about 1.5 miles west of State Highway 509 in McKinley County, New Mexico. The property lies about 3 miles to the northwest of the Ambrosia Lake District, a major producer of uranium by means of underground operations from the late 1950s to the early 1980s.

        The Rocha Honda property lies about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. We also own 36 unpatented mining claims encompassing approximately 640 acres that are adjacent to the fee land.

Insurance

        Our property is covered by various types of insurance including property and casualty, liability and umbrella coverage. We have not experienced any material uninsured or under insured losses related to our properties in the past and believe that sufficient insurance coverage is in place so future losses if sustained would not be material.

Reclaimed Properties

        We have completed production and groundwater restoration on our Benavides and Longoria projects in South Texas. We completed the final stages of surface reclamation on these projects and received full and final release for these sites in 1999.

        We acquired the Section 17 leases in the New Mexico Churchrock district from United Nuclear Corporation. It had conducted underground mining for uranium on Section 17 and had reclaimed these properties. In the acquisition, we assumed any liability of United Nuclear Corporation for any remaining remediation work that might be required. The New Mexico Energy Minerals and Natural Resources Department has not determined what, if any, additional remediation will be required under the New Mexico Mining Act. If more remediation work is required, we believe it will not involve material expenditures.

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

        In February of 2004, the Administrative Law Judge issued an order in which he concluded that we must make three specific changes to our submitted restoration action plan in order to commence mining operations at Churchrock. We have petitioned the Commission for review of the order. The Administrative Law Judge also has indicated that he wishes to continue briefing relevant issues on the remaining three mining sites and complete the hearing process. A status report was submitted to the Administrative Law Judge on March 26, 2004 and a scheduling order for briefing from the Judge will follow. Although the decisions to date have been favorable, there can be no assurance that the license will be maintained in its current form.

New Mexico UIC Permit.

        The State of New Mexico, the USEPA and the Navajo Nation are engaged in a jurisdictional dispute as to which of them has authority to issue the Underground Injection Control program permits required to mine a portion of our Churchrock and Crownpoint properties. The dispute was taken to the Tenth Circuit Court of Appeals, which in January, 2000 decided in favor of USEPA jurisdiction and remanded the matter to USEPA for further proceedings. We are now evaluating when and how to request USEPA action on the matter.

Kingsville Dome Production Area 3

        We are involved in a dispute with certain intervenors over whether a hearing is required for a new production area within the boundary of our approved permit area at Kingsville Dome. In the first quarter of 2000 the District Court of Travis County, Texas ruled that the Texas Natural Resource Conservation Commission's (now renamed the Texas Commission on Environmental Quality or TCEQ) decision to approve our third production area without granting a hearing to certain intervenors would require further review by that regulatory agency. In order to expedite the process, URI has requested a public hearing to avoid further litigation on the point.

Vasquez Litigation

        On March 22, 2004, the lawsuit over the validity of our leases at our Vasquez property in Duval County, Texas, was settled. The Court of Appeals for the Fourth District in San Antonio, Texas affirmed the decision of the trial court on summary judgment that our leases were in full force and effect and awarding us our attorney's fees. The landowners and the intervenor have decided not to pursue the matter further and have accepted the judgment of the Court of Appeals. The landowners have also agreed to a new lease on the property extending the term of the lease to February 2008, in exchange for which the Company has agreed to forego the award of attorneys fees.

Texas Department of Health Bonding Issues

        On January 16, 2002 the Texas Department of Health requested that we post additional financial security in the amount of $3.5 million and threatened enforcement action if we failed to do so. We objected to the request. After consultation with the Department and several interim extensions, on March 1, 2004 we entered into a Restoration Performance Agreement with the Texas Department of Health, the Texas Commission for Environmental Quality and United States Fidelity and Guaranty Insurance Company that resolves the bonding issues. Through the Restoration Performance Agreement we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

Other

        The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to cause material expenditures.

Item 4. Submission of Matters to a Vote of Security Holders

        On January 14, 2004 our shareholders approved by consent action an amendment to our Restated Certificate of Incorporation to increase our authorized shares of common stock from 100 million shares to 200 million shares. We solicited proxies in connection with this action. The action was approved by more than a majority of the outstanding shares of Common Stock, with 41,724,439 shares voting in favor, 6,850 shares voting against and 0 shares abstaining.

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

We will not be able to implement our plan of mining the Vasquez property if we cannot raise $5.2 million in equity.

        In order to implement our plan to mine the Vasquez property, we must raise $5.2 million. We are actively seeking these funds. There can be no guarantee that we will be able to raise these funds.

Our ability to mine other properties after the Vasquez property is dependant on our ability to raise the necessary capital to do development drilling and finance the necessary infrastructure.

        Assuming we are able to mine the Vasquez property successfully, our plans call for mining the Kingsville Dome property next. This will require a significant amount of additional capital, which we intend to finance through the incurrence of debt. Our ability to do so will depend on the price of uranium remaining high and our ability to procure contracts for the sale of the uranium.

Our inability to obtain bonding would threaten our ability to continue in business.

        Before we can commence operations at the Vasquez property we must post an additional $.9 million in bonds for such costs with the state of Texas, and we have no commitment from our bonding company to post such a bond without 100% cash collateral. See "LEGAL PROCEEDINGS."

        On January 16, 2002 the Texas Department of Health requested that we post additional financial security in the amount of $3.5 million. After consultation with the Department and several interim extensions, on March 1, 2004 we entered into a Restoration Performance Agreement with the Texas Department of Health, the Texas Commission for Environmental Quality and United States Fidelity and Guaranty Insurance Company that resolves the bonding issues. We agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

        We anticipate that our future bonding requirements will increase significantly when future development and production occurs at our sites in Texas and New Mexico. The amount of the surety for each producing property is subject to annual review and revision by regulators.

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

Over 50% of our shares of Common Stock is Controlled by Principal Shareholders and Management

        As set forth under "PRINCIPAL STOCKHOLDERS" over 50% of our Common Stock is controlled by four stockholders of record. In addition, our directors and officers are the beneficial owners of about 7% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding warrants and options. Such ownership by the Company's principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a change in control of the Company.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

        The Company has 88,574,193 shares of Common Stock currently outstanding, of which 33% or 29,016,564 shares is owned by non-affiliates of the Company and is freely transferable. Of the balance we believe that 40,312,629 shares are transferable subject to compliance with the provisions of Rule 144 under the Securities Act of 1933, as amended. Shares issued in private placements in April 2003 (4,375,000 shares), October 2003 (8,120,000 shares), January 2004 (3,500,000 shares) and February 2004 (3,250,000 shares) become transferable on the anniversary of their issuance, subject to compliance with the provisions of Rule 144 under the Securities Act of 1933, as amended. The availability for sale of such a large amount of shares may depress the market price for our common stock and impair our ability to raise additional capital through the public sale of common stock. The Company has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of the Company's Common Stock of the sale by them of their shares.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        From November 14, 2000 until August 22, 2001 we were quoted on the Pink Sheets. From August 22, 2001 until June 24, 2003 we were quoted on the OTCBB. Since June 25, 2003 we have been quoted on the Pink Sheets.

        The following table sets forth the high and low sales prices for the Common Stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending
	High	Low
December 31, 2003	$0.27	0.12
September 30, 2003	0.29	0.02
June 30, 2003	0.10	0.035
March 31, 2003	0.08	0.04
December 31, 2002	0.12	0.035
September 30, 2002	0.13	0.09
June 30, 2002	0.18	0.09
March 31,2002	0.17	0.09

        As of December 31, 2003, we had 81,824,193 shares of Common Stock outstanding. On that date there were 201 holders of record.

        We have never paid any cash or other dividends on our Common Stock, and we do not anticipate paying dividends for the foreseeable future.

Recent Sales of Unregistered Securities

        In October 2003 we sold 8,120,000 shares of common stock at $0.05 per share (an aggregate of $406,000) in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder to a limited number of accredited investors.

        In January and February 2004 we sold 3,500,000 and 3,250,000 shares of common stock respectively at $0.10 per share (an aggregate of $675,000) in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder to a limited number of accredited investors.

Dividends

        The Company did not declare or pay any cash or other dividends on its Common Stock during the years ending December 31, 2003 or 2002. The Company does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operation and Liquidity

        Because of severely depressed uranium prices, in mid-1999 we reduced our payroll and shut in our producing properties. Since that time, the Company has relied on equity infusions to remain in business. We have raised a total of approximately $6.5 million allowing us to maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations. Across this period, we performed ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome via an agreement with the State of Texas and our bonding company that allowed us access to approximately $3.2 million that had been pledged to secure restoration bonds (the "Restoration Agreement").

        Since 2000, uranium prices have increased from a low of $7.10 per pound to $17.50 as of March 22, 2004. With the final resolution of the Vasquez lawsuit (see "LEGAL PROCEEDINGS"), we now plan to go forward with the development and mining of that property upon the raising of the required capital necessary for the requisite bonding, surface production facilities and injection and production wells. We project that we will need $5.2 million, and we anticipate raising these funds through the issuance of common stock. Of this total, $2.9 million will be utilized for wellfield and plant capital and $0.9 million will be for initial cash bonding requirements. The balance, or $1.4 million, will be utilized for product operating costs and overheads until the resultant uranium product is available for inventory financing prior to its sale. The Company will require an inventory financing capability of approximately $2.2 million. We are actively seeking financing for the foregoing. Ultimate cash bonding requirements will amount to a projected $2.8 million, the majority of the collateral for which we anticipate will be funded via the proceeds from operations. It is projected that the Company employment level will increase from the current 12 employees in March 2004 to 33 when the Vasquez project is in full operation.

        We plan to commence additional pre-production activities as soon as the required $5.2 million in capital is raised, and have targeted wellfield injection to commence in July, 2004, with the first shipment of product to a converter in September. The first sale of our uranium product is slated for January 2005. The Company currently has two contracts that call for the delivery of an aggregate of 600,000 pounds of uranium in each of the years 2005 through 2008.

        During 2004, the Company plans to continue actively working towards the completion of the Production Area Authorization #3 review at Kingsville Dome (see "LEGAL PROCEEDINGS"). It is anticipated that the review will be complete by early 2005, allowing the commencement of production at Kingsville Dome later that year. The Company is currently evaluating contracting opportunities for the Kingsville Dome production.

Off-Balance Sheet Arrangements

        United States Fidelity and Guaranty Company ("USF&G") has issued performance bonds on our behalf to secure our future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The amounts of these bonds were $2,900,000 at December 31, 2002 and $2,800,000 at December 31, 2003 and March 18, 2004. We have deposited about $401,000 as cash collateral for these bonds. In the event that USF&G is required to perform under the bonds, we would be obligated to pay USF&G for its expenditures in excess of the collateral.

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

Impact of Recent Accounting Pronouncements

        In April 2003, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's results of operations or financial position at December 31, 2003.

        In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of FAS 150 did not have an impact on the Company's results of operations or financial position at December 31, 2003.

        Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143") which establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. As a result of the adoption of this statement, the Company adjusted the liability recorded for the estimated future restoration and reclamation costs for the Kingsville Dome and Rosita projects to the net present value of the projected costs at these sites. The Company recorded a net decrease in the long-term liability of $1,447,070 at January 1, 2003.

        The Company had previously recorded the undiscounted future estimated restoration costs as an expense. Under FAS 143, future restoration liabilities are usually added to the carrying value of the related asset but the Company has recorded them to expense because the associated properties have been fully impaired. Under FAS 143 the present value of the restoration costs are recorded instead of the undiscounted amount. The difference between the present value and the undiscounted amounts of $1,447,000 as of December 31, 2002 appears in the Consolidated Statement of Operations as a cumulative effect of change in accounting principal. Such amount will be recorded as a charge against earnings as accretion expense over the next several years. The estimated accretion expense for the change in the present value of the estimated liability recorded for 2003 was ($338,000).

        Effective January 1, 2003 the Company adopted the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of the standard had no current impact on the Company's earnings or financial position

        In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123, ("FAS 148"). FAS 148 amends

FAS 123 to provide alternative transition methods for an entity's voluntary change in its accounting for stock-based compensation from the intrinsic method to the fair value method under FAS 123. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to continue to account for its stock-based compensation using the intrinsic value method as prescribed by APB No. 25 and will comply with the quarterly disclosure requirements in 2004.

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

Item 7. Financial Statements

        The information called for by this item appears on pages F-1 through F-22.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Directors

        The Board of Directors consists of the three individuals listed below who hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by plurality vote. Rudolf J. Mueller served as a director from June 2001 to September 2003. He resigned as a director on September 24, 2003.

Name	Age	Positions and Offices
Paul K. Willmott	64	Chairman, Chief Executive Officer, President and Director
Leland O. Erdahl	75	Director and Chairman of Audit Committee
George R. Ireland	47	Director and Member of Audit Committee

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

        There are no arrangements regarding the election of directors.

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

        The following table sets forth certain information concerning executive officers that are not also directors:

Name	Age	Positions and Offices
Richard A. Van Horn	57	Senior Vice President—Operations
Thomas H. Ehrlich	44	Vice President, Chief Financial Officer, Secretary and Treasurer
Mark S. Pelizza	51	Vice President—Health, Safety and Environmental Affairs and President—Hydro Resources, Inc.

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

Code of Ethics for Senior Financial Officers

        In March 2004, we adopted a Code of Ethics for Senior Financial Officers including the Company's chief executive officer, chief financial officer, controller, treasurer, and chief internal auditor, if any ("Code of Ethics"). A copy of the Code of ethics will be furnished without charge upon request to our Vice President and Chief Financial Officer at the Company's principal executive offices.

Audit Committee—Financial Expert and Independence

        The Company's Board of Directors have reviewed the qualifications of those serving on our audit committee and have determined that we have at least one audit committee financial expert serving on our audit committee. Mr. Leland O. Erdahl has been designated as our audit committee financial expert. Mr. Erdahl serves as chairman of the audit committee and is independent of the management of the Company. Mr. Erdahl is a certified public accountant and has served on audit committees of other public companies as a member and, in several cases, as chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

        Directors and officers of the Company have inadvertently failed to file Forms 4s with respect to the receipt of certain options to acquire shares of Common Stock during 2003 arising from their participation in our Deferred Compensation Plan for 2003. Under the Company's 2003 Deferred Compensation Plan, the officers and directors of the Company have deferred a total of $133,910 through December 31, 2003, which they have the option of converting into 664,552 shares of the Company's Common Stock at $0.20 per share on or before January 11, 2006. These matters have been reported by Form 5s filed on February 13, 2004 by all officers and directors other than Mr. Ireland, who expects to file his in the near future.

Item 10. Executive Compensation

        The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for the years ended December 31, 2003, 2002 and 2001 paid to our Chief Executive Officer and certain other executive officers.

Summary Compensation Table

	Annual Compensation							Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation(1) ($)		Securities Underlying Options (#)	All Other Compensation(2) ($)
Paul K. Willmott(3) Chairman, President and Chief Executive Officer	2003 2002 2001	$ $ $	114,552 199,092 199,092	$ $ $	0 0 0	$ $ $	366 9,425 1,283	— — 291,300	$ $ $	620 1,104 1,440
Richard A. Van Horn(4) Senior Vice President—Operations	2003 2002 2001	$ $ $	134,799 135,306 135,435	$ $ $	0 0 0	$ $ $	50 1,447 3,802	— — 64,000	$ $ $	1,092 1,122 1,616
Mark S. Pelizza Vice President—Health, Safety and Environmental Affairs	2003 2002 2001	$ $ $	68,902 105,340 105,340	$ $ $	0 0 0	$ $ $	2,635 6,849 4,584	— — 32,400	$ $ $	498 1,078 1,512
Thomas H. Ehrlich(5) Vice President and Chief Financial Officer	2003 2002 2001	$ $ $	56,303 105,237 105,237	$ $ $	0 0 0	$ $ $	1,321 3,909 0	— — 52,200	$ $ $	490 911 1,274

(1)
Represents amount paid for out-of-pocket medical and dental expenses under the Company's Supplemental Health Care Plan.

(2)
Represents contributions made by the Company under the Company's 401(k) Profit Sharing Plan (see "401(k) Profit Sharing Plan" below).

(3)
Salary for 2003, 2002 and 2001 includes $51,900, $90,000 and $90,000, respectively which was deferred under the 2001, 2002 and 2003 Deferred Compensation Plans.

(4)
Salary for 2003, 2002 and 2001 includes $20,800 that was deferred under the Company's 2001, 2002 and 2003 Deferred Compensation Plans.

(5)
Salary for 2003, 2002 and 2001 includes $7,200, $16,250 and $16,250, respectively which was deferred under the Company's 2001, 2002 and 2003 Deferred Compensation Plans.

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

401(k) Profit Sharing Plan

        The Company maintains a defined contribution profit sharing plan for employees (the "401(k)") that is administered by a committee of trustees appointed by us. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year we make a contribution to the 401(k) out of our current or accumulated net profits (as defined) in an amount determined by the Board of Directors but not exceeding 20% of the total compensation paid or accrued to participants during such fiscal year. Our contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at our discretion) of the participants' contributions, up to 4% of each participant's gross pay. For the plan year ended July 31, 2003 and 2002, we contributed amounts equal to 25% of the participant's contributions, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

Employees' Stock Option Plans

        Under our 1995 Stock Incentive Plan (the "1995 Plan") incentive stock options and non-qualified options to purchase up to an aggregate of 4 million shares of Common Stock may be granted. The Stock Option Committee of the Board of Directors administers the 1995 Plan and has the full authority, subject to the provisions of the 1995 Plan, to determine to whom and when to grant options and the number of shares of Common Stock covered by each grant. As of December 31, 2003, 2,993,820 shares are reserved for issuance upon exercise of outstanding options granted under the 1995 Plan, and 1,006,180 shares were reserved for issuance pursuant to options that may be granted in the future. No shares have been issued upon the exercise of options under the 1995 Plan.

        The Company also maintains an Employees' Stock Option Plan under which we may grant non-qualified options. As of December 31, 2003, 250,200 shares are reserved for issuance under options outstanding under that plan.

Deferred Compensation Plans

        We have four separate deferred compensation plans covering the years 1999 to 2003. Under these plans executive officers and directors of the Company and its subsidiaries were permitted to defer up to 100% of their 1999, 2000, 2001, 2002 and 2003 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.375 under the 1999 deferred compensation plan and $0.20 per share under the 2000-2003 plans. As of December 31, 2003, a total of $755,290 has been deferred under such plans.

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

Option Grants in Last Fiscal Year

        None.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 2003 and the year-end value of unexercised options held by each of the executive officers named in the Summary Compensation Table.

Number of Securities Underlying Unexercised Options at Fiscal Year End (#)
Value of Unexercised In-The-Money Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Paul K. Willmott(1)	—	—	100,000/0 100,000/0 40,200/0 37,670/0 26,280/0 40,000/0 562,500/187,500 291,300/0 19,000/0 1,000/0	** ** ** ** ** ** $28,125/$9,375 $17,478/$0 ** **
Richard A. Van Horn(2)	—	—	55,000/0 25,000/0 375,000/125,000 64,000/0	** ** $18,750/$6,250 $3,840/$0
Mark S. Pelizza(3)	—	—	9,360/0 7,700/0 9,000/0 375,000/125,000 32,400/0	** ** ** $18,750/$6,250 $1,944/$0
Thomas H. Ehrlich(4)	—	—	35,000/0 4,260/0 14,000/0 12,000/0 375,000/125,000 52,200/0	** ** ** ** $18,750/$6,250 $3,132/$0

**
Represents an option whose grant price is above the December 31, 2003 closing price on the Pink Sheets.

(1)
Based on the closing price on the Pink Sheets on December 31, 2003 less the grant prices of $4.13, $8.38, $6.88, $9.75, $7.125, $2.9375, $0.20, $0.19, $4.25 and $5.88, respectively.

(2)
Based on the closing price on the Pink Sheets on December 31, 2003 less the grant price of $5.50 $2.9375, $0.20 and $0.19, respectively.

(3)
Based on the closing price on the Pink Sheets on December 31, 2003 less the grant price of $9.75, $7.125 $2.9375, $0.20 and $0.19, respectively.

(4)
Based on the closing price on the Pink Sheets on December 31, 2003 less the grant price of $6.94, $9.75, $7.125 $2.9375, $0.20 and $0.19, respectively.

Director Compensation

        Under our Directors' Stock Option Plan ("Directors' Plan"), each new non-employee director elected or appointed to the Board of Directors for the first time is granted an option to purchase 20,000 shares of Common and, upon re-election of a non-employee director at an annual meeting of our stockholders, such director is granted an option to purchase an additional 1,000 shares. In November 2002 the Directors' plan was amended to allow for the grant of an option to each non-employee director to purchase 1,000 shares on June 1, of any calendar year in which an annual meeting of the stockholders is not held. As of December 31, 2003, a total of 73,000 shares are reserved for issuance upon exercise of options granted under the Directors' Plan and 75,000 shares were reserved for issuance upon exercise of options that may be granted in the future under the Directors' Plan.

        Mr. Erdahl holds options covering 27,000 shares under the Directors' Plan. Mr. Ireland holds options covering 26,000 shares under the Directors' Plan. Mr. Willmott holds options covering 20,000 shares under the Directors' Plan.

        In addition, Messrs. Ireland and Erdahl each hold an option expiring on June 19, 2011 to purchase 100,000 shares of Common Stock at $0.22 per share. Those options were not granted under the Directors' Plan.

        Compensation for 2003 to the non-employee directors was earned at the rate of $3,000 per quarter plus $1,000 per meeting attended of the Board and committees of the Board. The directors deferred a total of $54,000 in 2003 under the deferred compensation plans, which represented all of their compensation for that year.

Compensation Committee Interlocks and Insider Participation

        In August 1994, we formed a Compensation Committee to determine the compensation of the executive officers and to set the guidelines for compensation for our employees. During the fiscal year ended December 31, 2003, the Compensation Committee was comprised of Leland O. Erdahl and George R. Ireland. No member of the Compensation Committee has been or was during the fiscal year ended December 31, 2003, an officer or employee of any of our subsidiaries. In addition, no member of the Compensation Committee during the fiscal year ended December 31, 2003 had any relationship requiring disclosure under the caption "Certain Relationships and Related Transactions." No executive officer serves or served on the compensation committee of another entity during the fiscal year ended December 31, 2003 and no executive officer serves or served as a director of another entity who has or had an executive officer serving on the Compensation Committee.

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

Securities Authorized for Issuance Under Equity Compensation Plans

  Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	9,610,661	$0.55	1,081,180
Equity compensation plans not approved by security holders	3,230,251	$0.20	240,723
Total	12,840,912	$0.46	1,321,903

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following tables set forth, as of March 31, 2004, information regarding persons known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock. Shown separately in the second table below is information regarding the beneficial ownership of our Common Stock by (i) each director, (ii) each of the executive officers, and (iii) all directors and executive officers as a group.

Principal Stockholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Zesiger Capital Group, LLC 320 Park Avenue New York, NY 10022	31,831,274	(3)	35.9%
Rudolf J. Mueller c/o The Winchester Group 153 East 53rd Street, Suite 5101 New York, NY 10022	10,742,062	(4)	11.0%
William D. Witter 153 East 53rd Street New York, NY 10022	10,118,950		11.4%
Arnold Spellun 529 Fifth Avenue 8th Floor New York, NY 10017	5,020,300	(5)	5.3%

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

(3)
Includes 31,831,274 shares as to which Zesiger Capital Group, LLC ("ZCG") holds dispositive power and 10,154,468 shares as to which they hold voting power for shares that are owned by their investment advisory clients. ZCG disclaims beneficial ownership of all of these shares.

(4)
Includes (i) 78,300 shares owned by members of Mr. Mueller's family in which Mr. Mueller shares voting and dispositive power, (ii) 1,125,000 shares obtainable at $0.12 per share pursuant to warrants that are exercisable through August 21, 2005, and (iii) 252,000 shares that may be obtained by Mr. Mueller through deferred compensation plans of Uranium Resources, Inc. that are currently exercisable or will become exercisable within 60 days.

(5)
Includes 937,500 shares obtainable at $0.12 per share pursuant to warrants that are exercisable through August 21, 2005.

Directors and Executive Officers

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Paul K. Willmott	3,258,387	(3)	3.3%
Leland O. Erdahl	539,253	(4)	0.6%
George R. Ireland	540,723	(5)	0.6%
Richard A. Van Horn	1,016,333	(6)	1.1%
Mark S. Pelizza	704,981	(7)	0.7%
Thomas H. Ehrlich	852,044	(8)	0.9%
All executive officers and directors As a group (6 persons)	6,911,721	(9)	7.2%

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

(3)
Includes 3,215,124 shares that may be obtained by Mr. Willmott through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 187,500 shares that may be obtained by Mr. Willmott through the exercise of stock options exercisable more than 60 days from the date hereof.

(4)
Includes 506,000 shares that may be obtained by Mr. Erdahl through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 1,000 shares that may be obtained by Mr. Erdahl through the exercise of stock options exercisable more than 60 days from the date hereof.

(5)
Includes 470,000 shares that may be obtained by Mr. Ireland through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 1,000 shares that may be obtained by Mr. Ireland through the exercise of stock options exercisable more than 60 days from the date hereof.

(6)
Includes 963,000 shares that may be obtained by Mr. Van Horn through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 125,000 shares that may be obtained by Mr. Van Horn through the exercise of stock options exercisable more than 60 days from the date hereof.

(7)
Includes 433,460 shares that may be obtained by Mr. Pelizza through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 125,000 shares that may be obtained by Mr. Pelizza through the exercise of stock options exercisable more than 60 days from the date hereof.

(8)
Includes 819,644 shares that may be obtained by Mr. Ehrlich through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 125,000 shares that may be obtained by Mr. Ehrlich through the exercise of stock options exercisable more than 60 days from the date hereof.

(9)
Includes 6,407,228 shares that may be obtained through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 564,500 shares that may be obtained through the exercise of stock options exercisable more than 60 days from the date hereof.

Item 12. Certain Relationships and Related Transactions

Bridge Loan in May 2002

        On May 29, 2002 we received a bridge loan of $600,000 to finance our operations while we attempted to raise additional equity. The loan was made by four stockholders of the Company, one of whom (Rudolf J. Mueller) was at that time also a director and holder of more than 10% of the outstanding common stock. The loan was a demand loan and bore interest at 11% per annum. The bridge lenders had the right to convert the principal and interest on the loan into shares of common stock at $0.12 per share. The $611,550 in principal and accrued interest under the demand notes was converted in July 2002 into 5,096,248 shares of common stock of the Company.

Options Issuable for Deferred Compensation

        The Company has 2002 and 2003 Deferred Compensation Plans (collectively the "Plans") whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 2002 and 2003 with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share. As of December 31, 2003, a total of $310,960 has been deferred under the Plans, and no elections have been made to convert any such amounts into shares.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)
Exhibits.

  See Index to Exhibits on page E-1 for a listing of the exhibits filed as part of this Annual Report.

(b)
Reports on Form 8-K.

  The Company filed a current report on Form 8-K dated October 2, 2003 which disclosed the filing by the Company of it's Form 10-QSB's for the periods March 31 and June 30, 2003 and the resignation of a member of it's Board of Directors on September 24, 2003.

Item 14. Principal Accountant Fees and Services.

          Audit Fees. The Company was billed for audit fees and services by Hein + Associates LLC, the Company's principal independent accountants, during December 31, 2003 and 2002 of $26,430 and $35,125, respectively. Audit fees include fees for (i) the audits of the Company's consolidated financial statements,(ii) the review of the unaudited consolidated interim financial statements included in quarterly reports and (iii) the review of registration statements and issuance of consent letters in 2002.

          Audit Related Fee. None.

          Tax Fees. The Company was billed for tax research by Hein + Associates LLC, for tax research during December 31, 2003 and 2002 of $546 and $155, respectively.

          All Other Fees. None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004

URANIUM RESOURCES, INC.
By:	/s/ PAUL K. WILLMOTT Paul K. Willmott, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT Paul K. Willmott, Director, President and Chief Executive Officer	March 30, 2004
/s/ THOMAS H. EHRLICH Thomas H. Ehrlich, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ LELAND O. ERDAHL Leland O. Erdahl, Director	March 30, 2004
/s/ GEORGE R. IRELAND George R. Ireland, Director	March 30, 2004

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
For The Years Ended December 31, 2003 and 2002

        The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Uranium Resources, Inc.:
Lewisville, Texas

        We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses due to depressed uranium prices and future working capital requirements are dependent on the Company's ability to generate profitable operations or raise additional capital. Should the Company not be able to generate profitable operations or raise additional capital, the Company could be forced to seek protection under the United States Bankruptcy Act. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 1 to the financial statements, the Company adopted, effective January 1, 2003, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

HEIN + ASSOCIATES LLP

Dallas, Texas
January 30, 2004

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$309,625	$1,025,469
Receivables, net	25,250	—
Materials and supplies inventory	65,397	67,163
Prepaid and other current assets	13,371	15,420

Total current assets	413,643	1,108,362

Property, plant and equipment, at cost:
Uranium properties	41,788,721	41,788,721
Other property, plant and equipment	254,960	253,956
Less-accumulated depreciation, depletion and impairment	(41,359,799)	(41,326,551)

Net property, plant and equipment	683,882	716,126
Long-term investment:
Certificate of deposit, restricted	401,120	1,397,515

	$1,498,645	$3,222,003

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' DEFICIT

	December 31,
	2003	2002
Current liabilities:
Accounts payable	$107,136	$132,799
Current portion of restoration reserve	83,000	83,000
USF&G advances	—	943,924
Other accrued liabilities	108,358	114,172

Total current liabilities	298,494	1,273,895

Other long-term liabilities and deferred credits	4,680,943	5,680,029
Long-term debt, less current portion	585,000	585,000
Commitments and contingencies (Notes 1, 2, 3, 6 and 12)
Shareholders' deficit:
Common stock, $.001 par value, shares authorized: 100,000,000; shares issued and outstanding (net of treasury shares): 2003—81,824,193; 2002—69,329,193	81,977	69,482
Paid-in capital	53,211,487	52,642,982
Accumulated deficit	(57,349,838)	(57,019,967)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)

Total shareholders' deficit	(4,065,792)	(4,316,921)

	$1,498,645	$3,222,003

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002
Revenues:
Uranium sales—	$—	$—

Total revenue	0	0
Costs and expenses:
Cost of uranium sales—
Operating expenses	461,992	754,627
Provision (credit) for restoration and reclamation costs	(32,269)	368,568
Accretion expense for restoration reserves	338,242	—
Depreciation and depletion	29,299	35,674
Writedown of uranium properties and other uranium assets	340,287	514,730

Total cost of uranium sales	1,137,551	1,673,599

Loss from operations before corporate expenses	(1,137,551)	(1,673,599)
Corporate expenses—
General and administrative	879,755	1,195,603
Depreciation	3,949	6,791

Total corporate expenses	883,704	1,202,394

Loss from operations	(2,021,255)	(2,875,993)
Other income (expense):
Interest expense	(17,359)	(30,067)
Interest and other income, net	261,673	47,840

Loss before accounting change	(1,776,941)	(2,858,220)
Cummulative effect of accounting change, net of tax	1,447,070	—

Net loss	$(329,871)	$(2,858,220)

Loss before accounting change per common share:
Basic	(0.02)	(0.05)
Diluted	(0.02)	(0.05)
Cumulative effect of accounting change per common share:
Basic	0.02	—
Diluted	0.02	—
Net loss per common share:
Basic	$(0.00)	$(0.05)

Diluted	$(0.00)	$(0.05)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Stock
			Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balances, December 31, 2001	48,992,278	$49,145	$50,299,223	$(54,161,747)	$(9,418)
Net loss	—	—	—	(2,858,220)	—
Common stock issuance for Debt	5,096,248	5,096	606,454	—	—
Common stock issuance	15,240,667	15,241	1,737,305	—	—

Balances, December 31, 2002	69,329,193	$69,482	$52,642,982	$(57,019,967)	$(9,418)

Net loss	—	—	—	(329,871)	—
Common stock issuance	12,495,000	12,495	568,505	—	—

Balances, December 31, 2003	81,824,193	$81,977	$53,211,487	$(57,349,838)	$(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002
Cash flows from operations:
Net loss	$(329,871)	$(2,858,220)
Reconciliation of net loss to cash used in operations—
Provision (credit) for restoration and reclamation costs	(32,269)	368,568
Cumulative effect of accounting change	(1,447,070)	—
Accretion of restoration liability	338,242	—
Depreciation and depletion	33,248	42,465
Writedown of uranium properties and other assets	340,287	514,730
Decrease in restoration and reclamation accrual	—	(559,976)
Deferred compensation	133,911	127,050
Other non-cash items, net	134,778	6,800

Cash flow used in operations, before changes in operating working capital items	(828,744)	(2,358,583)
Effect of changes in operating working capital items—
(Increase) decrease in receivables	(25,250)	10,884
(Increase) decrease in inventories	2,076	(310)
(Increase) decrease in prepaid and other current assets	(124,629)	1,591
Increase (decrease) in payables and accrued liabilities	(975,401)	1,004,651

Net cash used in operations	(1,951,948)	(1,341,767)
Investing activities:
Decrease in certificate of deposit, restricted	996,395	25,862
Additions to property, plant and equipment—
Kingsville Dome	(79,172)	(137,660)
Rosita	(37,962)	(56,226)
Vasquez	(162,865)	(241,277)
Churchrock	(21,612)	(23,174)
Crownpoint	(26,996)	(87,578)
Other property	(12,684)	(14,300)

Net cash provided by (used in) investing activities	655,104	(534,353)
Financing activities:
Proceeds from borrowings	—	600,000
Issuance of common stock, net	581,000	1,752,546

Net cash provided by financing activities	581,000	2,352,546

Net increase (decrease) in cash and cash equivalents	(715,844)	476,426
Cash and cash equivalents, beginning of year	1,025,469	549,043

Cash and cash equivalents, end of year	$309,625	$1,025,469

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

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

        URI was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach ("ISL") or solution mining process. Historically, the primary customers of the Company have been major utilities who utilize nuclear power to generate electricity. The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies. At present the Company owns development properties in South Texas and in New Mexico. The Company's Rosita and Kingsville Dome uranium production facilities in South Texas resumed operations in June 1995 and March 1996. Production was ceased at both sites in the first quarter of 1999 when each of the production facilities were shut-in and placed on stand-by due to depressed uranium prices. At the beginning of 2001 the uranium spot price was $7.10 per pound. Prices have steadily increased since that point to $9.60, $10.20 and $14.50, at the end of 2001, 2002 and 2003 respectively. The spot price of uranium was $17.50 at March 22, 2004. Groundwater restoration activities are currently ongoing at both Kingsville Dome and Rosita.

Inventories

        Materials and supplies inventory at the Company's Kingsville Dome and Rosita sites are valued at the lower of average cost or market.

Property, Plant and Equipment

	Property, Plant and Equipment Balances (net) At December 31,
	2003	2002
Uranium plant	$561,000	$564,000
Restoration equipment	53,000	78,000
Vehicles	64,000	65,000
Other	6,000	9,000

Total	$684,000	$716,000

        There is no value carried for the Company's mineral interests, which were written down to zero because of the depressed market price of uranium.

Uranium Properties

        Capitalization of Development Costs—All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Exploration and evaluation costs associated with uranium properties are expensed as incurred until such time that the existence of a commercially minable uranium deposit is confirmed. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized through a reduction in the net carrying value of the asset. (See Note 3—"Uranium Properties—Property Realizability").

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

Capitalization of Interest

        The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the twelve months ended December 31, 2003 and 2002. Total interest costs in these periods were $17,000 and $30,000, respectively.

Restoration and Reclamation Costs

        Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality to the pre-existing mine area average quality. Accruals for the estimated future cost of restoration and reclamation are made on a per-pound basis as part of production costs, or when it is determined by an engineering study that an adjustment to the accrual is required. During the years ended December 31, 2003 and 2002 the Company adjusted its accrual for restoration and reclamation costs by ($32,000) and $369,000, respectively, as a result of revisions to the Company's estimates for future restoration and reclamation activities.

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. Performance bonds have been issued for the benefit of the Company by United States Fidelity and Guaranty Company ("USF&G") for such activities. The amounts of these bonds were $2,800,000 and $2,900,000 at December 31, 2003 and 2002 respectively. USF&G has required that the Company deposit funds collateralizing a portion of the bonds it has issued. The amount of bonding issued by USF&G exceeded the amount of collateral by $2,434,000 at December 31, 2003 and 2002. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, the Company would be obligated to pay USF&G for its expenditures in excess of the collateral.

Revenue Recognition for Certain Uranium Sales

        The Company recognizes revenue from the sale of uranium under which substantially all of its obligations related to the delivery have been completed. There were no uranium sales made in the years ended December 31, 2003 or 2002.

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

        The weighted average number of shares used to calculate basic and diluted loss per share were 72,774,000 and 57,684,000 in 2003 and 2002, respectively. The potential common stock that was excluded from the calculation of diluted earnings per share were 12,711,162 and 12,080,353 in 2003 and 2002, respectively.

Unamortized Debt Issuance Costs

        Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

Consolidated Statements of Cash Flows

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        Additional disclosures of cash flow information follow:

	Twelve Months Ended December 31,
	2003	2002
Cash paid during the period for:
Interest	$9,000	$10,000

        Additional non-cash transactions occurred in 2003 and 2002 and such transactions are summarized as follows:

In 2002, the Company issued 5,096,248 shares of common stock to certain private investors in satisfaction of outstanding indebtedness.	$611,550

Restricted Cash

        At December 31, 2003 and 2002 the Company had pledged a certificate of deposit of $401,000 and $1,398,000, respectively, in order to collateralize surety bonds required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents. During 2003 the Company received funding secured by these assets of approximately $54,000 to conduct restoration activities in South Texas. In 2003, the collateral and the corresponding accrued liability was reduced by approximately $997,000.

        In October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.2 million of Company funds pledged to secure the Company's restoration bonds. These funds were used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The initial agreement expired December 31, 2001 and subsequent restoration agreements were entered into covering the period from January 2002 through January 2003. These subsequent agreements provided us access to approximately $997,000 during this period to continue to conduct restoration activities.

Stock-Based Compensation

        In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Under APB No. 25, compensation is measured as the excess, if any, of the quoted market price of the Company's common stock over its acquisition price at the date of grant.

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

        Regarding the Company's reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs and timing to complete the groundwater restoration and surface reclamation at the Company's mine sites. The actual cost to conduct these activities may vary significantly from these estimates.

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

        The Company has outstanding bond obligations issued on its behalf by USF&G at December 31, 2003. The Company has deposited funds collateralizing a portion of these bonds. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, the Company would be obligated to pay USF&G for its expenditures in excess of the collateral. See "Summary of Significant Accounting Policies—Restoration and Reclamation Costs" for further discussion.

Impact of Recent Accounting Pronouncements

        In April 2003, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30,

2003. The adoption of this statement did not have an impact on the Company's results of operations or financial position at December 31, 2003.

        In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for all financial instruments entered into of modified after May 31, 2003. The adoption of FAS 150 did not have an impact on the Company's results of operations or financial position at December 31, 2003.

        Effective January 1, 2003 the Company adopted the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of the standard had no current impact on the Company's earnings or financial position.

        In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123, ("FAS 148"). FAS 148 amends FAS 123 to provide alternative transition methods for an entities voluntary change in their accounting for stock-based compensation from the intrinsic method to the fair value method under FAS 123. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to continue to account for its stock-based compensation using the intrinsic value method as prescribed by APB No. 25 and will comply with the quarterly disclosure requirements in 2004.

        Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143") which establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company adopted FAS 143 effective January 1, 2003.

        As a result of adoption of the FAS 143, the Company recorded a net reduction in its restoration liability of approximately $1.4 million at January 1, 2003. The Company had previously recorded the undiscounted future estimated restoration costs into expense. Under FAS 143, future restoration liabilities are usually added to the carrying value of the related asset but the Company has recorded them to expense because the associated properties have been fully impaired. Under FAS 143 the present value of the restoration costs are recorded instead of the undiscounted amount. The difference between the present value and the undiscounted amounts of $1,447,000 as of December 31, 2002 appears in the Consolidated Statement of Operations as a cumulative effect of change in accounting principle. The estimated accretion expense for the change in the present value of the estimated liability recorded for 2003 was ($338,000).

        The following table shows the change in the balance of the restoration and reclamation liability during the year ended December 31, 2003:

Year Ended December 31, 2003
Reserve for future restoration and reclamation costs at January 1, 2003	$3,174,683
Accretion expense	338,242
Restoration provision adjustment	(32,269)

Reserve for future restoration and reclamation costs at December 31, 2003	$3,480,656

        The following table shows on a pro forma basis the effect on net loss of the estimated accretion cost as if FAS 143 had been adopted on January 1, 2002:

		Year Ended December 31, 2002
Net loss reported		$(2,858,220)
Accretion expense		303,161

Net loss pro forma		(3,161,381)
Loss per common share:
As reported:	Basic	$(0.05)
	Diluted	$(0.05)
Pro forma:	Basic	$(0.06)
	Diluted	$(0.06)

2.     FUTURE OPERATIONS

        The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because of depressed uranium prices the Company ceased production activities in 1999 at both of its two producing properties and these properties remain non-producing.

        In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position. The Company expects to resume production activities, including seeking the necessary development financing, when there is a recovery in the market price of uranium.

        During 2002 and 2003, the Company sought to raise funds to permit it to continue operations until such time uranium prices increase to a level that will permit the Company to resume mining operations. In July 2002, April 2003 and October 2003 the Company completed three private placements raising an aggregate of $2,429,000 ($2,364,000 net of the costs of the offering), $175,000 and $406,000, respectively through the issuance of 20,336,915, 4,375,000 and 8,120,000 shares of common stock, respectively. The funds raised in the private placements were used to fund the non-restoration overhead costs of the Company. Included in the July 2002 offering was the conversion of $611,550 in principal and accrued interest for demand notes that were issued on May 29, 2002. The shares issued in the private placements represent approximately 40% of the outstanding Common Stock of the Company. The completion of the private placements resulted in a significant dilution of the current stockholders' equity in the Company.

        In January and February, 2004 we received $675,000 of temporary interim funding from investors by issuing 6,750,000 shares of common stock at $0.10 per share in a private placement transaction. We expect the equity raised from this private placement will allow us to remain in business until April 2004.

        In addition, in October 2000, the Company finalized an agreement with Texas regulatory authorities and the Company's bonding company that provided the Company access to up to $2.2 million of Company funds pledged to secure the Company's restoration bonds.. These funds were used by the Company to perform restoration at the Company's Kingsville Dome and Rosita mine sites in South Texas. The initial agreement expired December 31, 2001 and subsequent restoration agreements were entered into covering the period from January 2002 through January 2003. These subsequent agreements provided us access to approximately $997,000 during this period to continue to conduct restoration activities.

        On January 16, 2002 the Texas Department of Health requested that we post additional financial security in the amount of $3.5 million and threatened enforcement action if we failed to do so. We objected to the request. After consultation with the Department and several interim extensions, on March 1, 2004 we entered into a Restoration Performance Agreement with the Texas Department of Health, the Texas Commission for Environmental Quality and United States Fidelity and Guaranty Insurance Company that resolves the bonding issues. Through the Restoration Performance Agreement we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

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

        The Company applied the discounted cash flow method for valuing the properties, because it represented the most reasonable method available. Under this method, the Company reduced the carrying value of its uranium properties by $340,000 in 2003 and $515,000 in 2002 with a corresponding charge against earnings.

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

        Cost of uranium sales in 2003 and 2002 in the Consolidated Statements of Operations includes $239,000 and $346,000, respectively of costs incurred to maintain the facility while Kingsville Dome was on standby and not in production. At December 31, 2003, the Company believes that the property contains a significant amount of undeveloped mineralized uranium material. The Company has recorded impairment provisions in the years ended December 31, 2003 and 2002 of approximately $79,000 and $91,000, respectively, for the Kingsville Dome property. The net carrying value of the property was approximately $417,000 and $426,000 at December 31, 2003 and 2002 respectively. Such assets consisted of plant buildings, uranium processing equipment and uranium drying facilities of $378,000 and $378,000 in 2003 and 2002 respectively and field facilities, restoration and other equipment of $39,000 and $48,000 in 2003 and 2002 respectively.

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

        Cost of uranium sales in 2003 and 2002 in the Consolidated Statements of Operations includes $234,000 and $415,000, respectively of costs incurred to maintain the facility while Rosita was on standby and not in production. The Company has recorded impairment provisions in the years ended December 31, 2003 and 2002 of approximately $38,000 and $55,000, respectively for the Rosita property. The net carrying value of the property at December 31, 2003 and 2002 was approximately $199,000 and $219,000, respectively. Such assets consisted of plant buildings and uranium processing equipment of $177,000 and $180,000 in 2003 and 2002 respectively and restoration and other equipment of $22,000 and $39,000 in 2003 and 2002 respectively.

Vasquez Property

        The Company holds a mineral lease on 842 gross and net acres located in southwestern Duval County, in South Texas.

        On March 22, 2004, the lawsuit over the validity of these leases was settled. The Court of Appeals for the Fourth District in San Antonio, Texas affirmed the decision of the trial court on summary judgment that our leases were in full force and effect and awarding us our attorney's fees. The landowners and the intervenor have decided not to pursue the matter further and have accepted the judgment of the Court of Appeals. The landowners have also agreed to a new lease on the property extending the term of the lease to February 2008, in exchange for which the Company has agreed to forego the award of attorney's fees.

        The leases provide for royalties based on uranium sales.

        All of the required permits to begin uranium production for this property have been received from the Texas Natural Resource Conservation Commission and the Texas Department of Health.

        The Company has recorded impairment provisions in the years ended December 31, 2003 and 2002 of approximately $163,000 and $241,000, respectively for the Vasquez property. The net carrying value of the property was written down to zero at December 31, 2003.

Churchrock Properties

        In December 1986, the Company acquired properties in the Churchrock region of New Mexico.

        In September 1991, an additional 200 acres of leases were obtained in exchange for a future production royalty payment which, based upon the expected selling price of the uranium production, may vary between 5% and 10%.

        Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties were written down to zero. Such writedown resulted in a pre-tax charge against earnings of approximately $22,000 and $23,000 in 2003 and 2002, respectively.

Crownpoint Property

        In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production. The present value of the future payable amount, $407,054 at December 31, 1996, is recorded as a purchase money obligation. Additionally, also in 1988, the Company staked 321 acres of claims in the same area. We are currently in negotiations for a lease on a 60% mineral interest in certain of the acreage. The net carrying value of these properties were written down to approximately $61,000 at December 31, 2003 and 2002 and consisted primarily of plant buildings and equipment. Such writedown resulted in a pre-tax charge against earnings of approximately $27,000 and $88,000 in 2003 and 2002, respectively.

West Largo and Roca Honda

        In March 1997 the Company acquired the fee interest in 177,000 acres in northwestern New Mexico. Several significant occurances of uranium mineralization are known to be within this acreage including the uranium mineralized properties called West Largo and Roca Honda. Significant uranium exploration was conducted by other companies on these properties in the past and we own the result of these past drilling and exploration programs.

        The net carrying value of the property at December 31, 2003 is zero. Impairment provisions resulted in a pre-tax charge against operations of approximately $12,000 and $12,000 in 2003 and 2002, respectively.

4.     CONTRACT COMMITMENTS

Sales Contracts

        Long-term contracts have historically been the primary source of revenue to the Company.

        In August 2003, we signed a sales contract to deliver approximately 300,000 pounds of uranium annually for the years 2005-2008. In January 2004, we signed a second uranium supply contract to deliver approximately 300,000 pounds annually for the years 2005-2008.

        The Company must continue to secure new profitable uranium sales contracts in order for it to continue in existence. Demonstrated profitability under such new contracts will form the basis for the Company to be able to secure the requisite financing/equity infusion to resume production at its mine sites. The profitability under such new contracts will depend on a number of factors including the cost of producing uranium at the Company's mining properties, the Company's ability to produce uranium to meet its sales commitments and the spot market price of uranium.

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

6.     LONG-TERM DEBT

Convertible Note

        In 2000, the Company issued a $135,000 Convertible Note due July 17, 2005 in settlement of certain outstanding claims. Interest on the Convertible Note is due at maturity and the Note bears interest at a rate of 6% per annum. The Company may prepay the Note at any time and the holder of the Note may convert all principal and accrued interest into shares of the Company's common stock at a conversion price of $0.75 per share.

Summary of Long-Term Debt

	At December 31,
	2003	2002
Long-term debt of the Company consists of:
Crownpoint property (Note 3)	$450,000	$450,000
Convertible Note	135,000	135,000

	585,000	585,000
Less—Current portion	—	—

Total long-term debt	$585,000	$585,000

        Maturities of long-term debt are as follows:

For the Twelve Months Ended:		For the Twelve Months Ended:
December 31, 2003	$—	December 31, 2006	$—
December 31, 2004	$—	December 31, 2007	$—
December 31, 2005	$135,000	December 31, 2008 and beyond	$450,000

7.     RELATED-PARTY TRANSACTIONS

Demand Notes

        In May 2002 the Company obtained a $600,000 loan by issuing demand notes to private investors that were existing shareholders of the Company. See Note 5 Short Term Debt for the issuance and conversion of the demand notes.

8.     SHAREHOLDERS' DEFICIT

Common Stock

Common Stock Issued in 2002

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

Common Stock Issued in 2003

        In April 2003, the Company raised an additional $175,000 of equity by the issuance of 4,375,000 shares of Common Stock at $0.04 per share to a group of private investors.

        In October 2003, the Company raised an additional $406,000 of equity by the issuance of 8,120,000 shares of Common Stock at $0.05 per share to a group of private investors.

Increase in Authorized Shares

        In January 2004, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the "Common Stock'), from 100,000,000 to 200,000,000.

Stock Options

Directors Stock Options

        On June 19, 2001, the Company granted options to certain directors of URI to purchase 300,000 shares of the Company's common stock at an exercise price of $0.22 per share. The grants were comprised of 200,000 options to replace the options that expired and were canceled in 2001 and 100,000 options granted to a newly elected director. All such options are immediately exercisable and are scheduled to expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder's death, whichever occurs first. None of these options have been exercised and 100,000 of these options were cancelled as of December 31, 2003.

Options Issuable for Deferred Compensation

        The Company has a 1999 Deferred Compensation Plan (the "1999 Plan") and Deferred Compensation Plans for 2000-2001 and 2002, and 2003 (the "2000-2003 Plans") whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2003.

        Under the 1999 Deferred Compensation Plan (the "1999 Plan") executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of $241,690 was deferred under the 1999 Plan of which $133,450 was paid by issuing 355,861 shares of Common Stock at $0.375 per share. As of December 31, 2003, $108,240 remains outstanding as deferred compensation under the 1999 Plan.

        Under the 2000-2003 Plans the executive officers and directors were permitted to defer up to 100% of their 2000, 2001, 2002 and 2003 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share. As of December 31, 2003, a total of $647,050 has been deferred under those plans and no elections have yet been made to convert any such amounts into shares.

Market for Common Stock

        From November 14, 2000 until August 22, 2001 the Company's Common Stock was quoted on the Pink Sheets. From August 22, 2001 until June 24, 2003 we were quoted on the OTCBB. Since June 25, 2003 we have been quoted on the Pink Sheets.

9.     STOCK-BASED COMPENSATION PLANS

        The Company has three stock option plans, the Employees' Stock Option Plan, the Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS 148, the Company's net loss and loss per share ("EPS") for the year ended December 31, 2003 and 2002 would have been adjusted to the following pro forma amounts:

		2003		2002
Net Earnings (Loss): As reported			$(329,871)		$(2,858,220)
Pro forma stock based compensation costs under the fair value method, net of tax			(138,392)		(93,608)

	Pro forma		$(468,263)		$(2,951,828)
Basic EPS:	As reported Pro forma	$ $	0.00 (0.01)	$ $	(0.05 (0.05	) )
Diluted EPS:	As reported Pro forma	$ $	0.00 (0.01)	$ $	(0.05 (0.05	) )

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003: expected volatility of 165% and risk-free interest rates of 5.50%. An expected life of 5.7 years was used for options granted to the employees and directors, respectively. No options were granted in 2002.

        The FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The Directors' Stock Option Plan provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company's annual meeting or at June 1 of each year if no annual meeting is held. Also, on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the Employees' Stock Option Plan. All of the previously outstanding options were canceled upon the effectiveness of the new options. All of the options covered by this grant have been exercised or have expired unexercised at December 31, 2003. On August 10, 1994, the Board of Directors increased the available options under the Employees' Stock Option Plan and the Directors' Stock Option Plan to 850,000 and 150,000 options, respectively. There are 250,200 and 73,000 stock options outstanding under these plans, respectively at December 31, 2003. On October 11, 1995, the Board of Directors elected to discontinue grants under the Employees' Stock Option Plan with the adoption of a stock incentive plan covering key employees. The Stock Incentive Plan provides for the grant of a maximum of 750,000 stock options. These options may be qualified or nonqualified. On June 5, 1998, the Company's stockholders elected to increase the available options under the Stock Incentive Plan to 1,250,000 options. During 2000 the Company's board of directors elected to increase the available options under the Stock Incentive Plan to 4,000,000, subject to stockholder approval. Such approval was received in March 2001. As of December 31, 2003, there are 2,993,820 options outstanding under the Stock Incentive Plan.

        Additional details about the options granted under the stock option plans are as follows:

			At December 31, 2003
Date of Grant	Exercise Price	Options Granted	Options Available for Exercise	Options Exercised	Options Canceled	Options Outstanding
January 15, 1992	$2.94	617,248	—	327,625	289,623	—
May 22, 1992	$3.00	2,000	—	1,000	1,000	—

Balances at December 31, 1992		619,248	—	328,625	290,623	—

February 26, 1993	$2.50	10,000	—	2,500	7,500	—
May 27, 1993	$3.50	2,000	—	500	1,500	—

Balances at December 31, 1993		631,248	—	331,625	299,623	—

July 11, 1994	$4.38	20,000	20,000	—	—	20,000
August 10, 1994	$4.25	140,000	19,000	1,000	120,000	19,000
December 15, 1994	$5.88	3,000	2,000	—	1,000	2,000

Balances at December 31, 1994		794,248	41,000	332,625	420,623	41,000

February 24, 1995	$4.13	210,000	100,000	—	110,000	100,000
April 12, 1995	$3.88	10,000	10,000	—	—	10,000
May 26, 1995	$3.75	40,000	20,000	—	20,000	20,000
August 16, 1995	$8.38	100,000	100,000	—	—	100,000
August 31, 1995	$6.88	127,508	40,200	—	87,308	40,200
October 11, 1995	$6.94	35,000	35,000	—	—	35,000
December 19, 1995	$5.50	3,000	2,000	—	1,000	2,000

Balances at December 31, 1995		1,319,756	348,200	332,625	638,931	348,200

February 22, 1996	$9.75	178,810	58,420	—	120,390	58,420
May 29, 1996	$17.00	3,000	2,000	—	1,000	2,000
May 30, 1996	$16.13	75,000	—	—	75,000	—
July 22, 1996	$11.13	50,000	—	—	50,000	—

Balances at December 31, 1996		1,626,566	408,620	332,625	885,321	408,620

February 10, 1997	$7.125	182,405	57,300	—	125,105	57,300
April 1, 1997	$5.50	55,000	55,000	—	—	55,000
May 1, 1997	$5.00	3,000	2,000	—	1,000	2,000

Balances at December 31, 1997		1,866,971	522,920	332,625	1.011,426	522,920

February 23, 1998	$2.9375	172,000	94,000	—	78,000	94,000
June 5, 1998	$2.50	3,000	2,000	—	1,000	2,000

Balances at December 31, 1998		2,041,971	618,920	332,625	1,090,426	618,920

June 18, 1999	$0.25	2,000	2,000	—	—	2,000

Balances at December 31, 1999		2,043,971	620,920	332,625	1,090,426	620,920

September 27, 2000	$0.20	2,250,000	1,687,500	—	—	2,250,000

Balances at December 31, 2000		4,293,971	2,308,420	332,625	1,090,426	2,870,920

February 28, 2001	$0.19	475,500	444,100	—	31,400	444,100
June 19, 2001	$0.22	20,000	—	—	20,000	—

Balances at December 31, 2001		4,789,471	2,752,520	332,625	1,141,826	3,315,020

	—	—	—	—	—

Balances at December 31, 2002		4,789,471	2,752,520	332,625	1,141,826	3,315,020

June 1, 2003	$0.04	3,000	—	—	1,000	2,000

Balances at December 31, 2003		4,792,471	2,752,520	332,625	1,142,826	3,317,020

        The exercise price for the options granted under the stock option plans has been the approximate market price of the common stock on the date granted. The terms of the options provide that no options may be exercised for one year after grant, and then for ratable exercise over the subsequent four-year period, with a total exercisable period of ten years. The weighted average fair value of options granted in 2003 was $0.04.

        The exercise price for the options granted under the Stock Incentive Plan has been the approximate market price of the common stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years. The weighted average fair value of options granted in 2003 was $0.04.

10.   FEDERAL INCOME TAXES

        The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2003	2002
Property development costs—net of amortization	$8,500,000	$9,054,000
Accelerated depreciation	8,000	(36,000)
Restoration reserves	1,213,000	1,601,000
Net operating loss and percentage depletion carryforwards	—	7,000
Valuation allowance and other—net	(9,721,000)	(10,626,000)

Total deferred income tax asset (liability)	$0	$0

        Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2003		2002
	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax loss	$(329,871)		$(2,858,220)

Pretax loss times statutory tax rate	(112,000)	(34)%	(972,000)	(34)%
Increases in taxes resulting from:
Change in valuation allowance related to changes in temporary differences	112,000	34%	972,000	34%

Income tax benefit	$0	0%	$0	0%

        The Company's net operating loss carryforwards generated in 2003 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax ("AMT") rates imposed by the 1986 Tax Reform Act ("the 86 ACT"). It is assumed that these deferred tax assets will be realized at such rates.

        At December 31, 2003, approximately $47,100,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods. The Company received refunds of $138 and $305 from prior year's federal income payments in 2003 and 2002, respectively.

        The Company also has available for regular federal income tax purposes at December 31, 2003 estimated net operating loss ("NOL") carryforwards of approximately $42,100,000 which expire primarily in 2005 through 2024, if not previously utilized. Following the sale of stock in 2001 use of the Company's NOL will be severely limited on an annual and aggregate basis. For this reason, the NOL is not included as a deferred tax asset in the table above.

11.   OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

        Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2003	2002
Reserve for future restoration and reclamation costs, net of current portion of $83,000 in 2003 and 2002 (Note 1)	$3,397,656	$4,538,753
Long-term accounts and interest payable	27,996	19,896
Royalties payable	500,000	500,000
Deferred compensation	755,291	621,380

	$4,680,943	$5,680,029

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

13.   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments. The Company is unable to assess the fair value of its debt instrument at December 31, 2003 due to the Company's financial position and its inability to secure comparable financing.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended (filed with the Company's Annual Report on Form 10-K dated March 27, 1997,SEC File Number 000-17171).
3.1.1*	Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company's Quarterly Report on Form 10-Q dated August 16, 1999, SEC File Number 000-17171).
3.1.2*	Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).
3.2*	Restated Bylaws of the Company (filed with the Company's Form S-3 Registration No. 333-17875 on December 16, 1996).
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
10.9*
License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company's Annual Report on Form 10-K dated June 30, 1997, SEC File Number 000-17171).
10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company's Annual Report on Form 10-K dated June 300, 1998, SEC File Number 000-17171).
10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).
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
10.21*
Third Kingsville Dome and Rosita Mines Agreement dated May 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company's Quarterly Report on Form 10-QSB dated August 31, 2002, SEC File Number 000-17171).
10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
14	Uranium Resources, Inc. Code of Ethics for Senior Executives.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

QuickLinks

TABLE OF CONTENTS
URANIUM RESOURCES, INC. ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
PART I
  Item 1. Description of Business
OVERVIEW OF THE URANIUM INDUSTRY
OUR BUSINESS
  Item 2. Description of Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
CAUTIONARY STATEMENTS
GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis or Plan of Operation
  Item 7. Financial Statements
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
PART IV
  Item 13. Exhibits and Reports on Form 8-K
  Item 14. Principal Accountant Fees and Services.
SIGNATURES
URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
URANIUM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS ASSETS
URANIUM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' DEFICIT
URANIUM RESOURCES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
URANIUM RESOURCES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
URANIUM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
URANIUM RESOURCES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002
EXHIBIT INDEX