Form 10QSB
period 2004-03-31
URANIUM RESOURCES INC /DE/
filed 2004-05-14
CIK 839470

Use these links to rapidly review the document
URANIUM RESOURCES, INC. 2004 FIRST QUARTERLY REPORT ON FORM 10-QSB TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
or
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock Common Stock, $0.001 par value	Number of Shares Outstanding 127,891,198 as of May 14, 2004

URANIUM RESOURCES, INC.
2004 FIRST QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$342,494	$309,625
Receivables, net	—	25,250
Materials and supplies inventory	68,622	65,397
Prepaid and other current assets	113,411	13,371

Total current assets	524,527	413,643

Property, plant and equipment, at cost:
Uranium properties	42,017,831	41,788,721
Other property, plant and equipment	255,609	254,960
Less-accumulated depreciation, depletion and impairment	(41,366,502)	(41,359,799)

Net property, plant and equipment	906,938	683,882
Long-term investment:
Certificate of deposit, restricted	401,934	401,120

	$1,833,399	$1,498,645

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' DEFICIT

	March 31, 2004	December 31, 2003
	(Unaudited)
Current liabilities:
Accounts payable	$197,879	$107,136
Current portion of restoration reserve	83,000	83,000
Other accrued liabilities	105,630	108,358

Total current liabilities	386,509	298,494

Other long-term liabilities and deferred credits	4,846,633	4,680,943
Long-term debt, less current portion	585,000	585,000
Commitments and contingencies (Notes 1 and 2)
Shareholders' deficit:
Common stock, $.001 par value, shares authorized: 2004—200,000,000; 2003—100,000,000; shares issued and outstanding (net of treasury shares): 2004—88,574,193; 2003—81,824,193	88,727	81,977
Paid-in capital	53,879,737	53,211,487
Accumulated deficit	(57,943,789)	(57,349,838)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)

Total shareholders' deficit	(3,984,743)	(4,065,792)

	$1,833,399	$1,498,645

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(Restated)
Revenues:
Uranium sales—	$—	$—

Total revenue	0	0
Costs and expenses:
Cost of uranium sales—
Operating expenses	190,051	255,593
Accretion expense for restoration reserves	122,778	84,560
Depreciation and depletion	5,979	8,064
Writedown of uranium properties and other uranium assets	—	117,555

Total cost of uranium sales	318,808	465,772

Loss from operations before corporate expenses	(318,808)	(465,772)
Corporate expenses—
General and administrative	324,504	300,847
Depreciation	724	1,112

Total corporate expenses	325,228	301,959

Loss from operations	(644,036)	(767,731)
Other income (expense):
Interest expense	(2,019)	(4,125)
Interest and other income, net	52,104	6,936

Loss before accounting change	(593,951)	(680,360)
Cummulative effect of accounting change, net of tax	—	1,447,070

Net earnings (loss)	$(593,951)	$682,150
Earnings (loss) before accounting change per common share:
Basic	$(0.01)	$(0.01)
Diluted	(0.01)	(0.01)
Cumulative effect of accounting change per common share:
Basic	—	0.02
Diluted	—	0.02
Net earnings (loss) per common share:
Basic	$(0.01)	$0.01

Diluted	$(0.01)	$0.01

Weighted average common shares and common equivalent shares per share date
Basic	85,258,259	69,329,193

Diluted	85,258,259	69,329,193

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(Restated)
Cash flows from operations:
Net earnings (loss)	$(593,951)	$682,150
Reconciliation of net earnings (loss) to cash used in operations—
Cumulative effect of accounting change	—	(1,447,070)
Accretion of restoration liability	122,778	84,560
Depreciation and depletion	6,703	9,176
Writedown of uranium properties and other assets	—	117,555
Deferred compensation	40,893	51,206
Other non-cash items, net	43,919	33,666

Cash flow used in operations, before changes in operating working capital items	(379,658)	(468,757)
Effect of changes in operating working capital items—
(Increase) decrease in receivables	25,250	(25,250)
(Increase) decrease in inventories	(3,225)	1,465
Increase in prepaid and other current assets	(131,707)	(126,629)
Increase (decrease) in payables and accrued liabilities	88,015	(48,418)

Net cash used in operations	(401,325)	(667,589)
Investing activities:
Increase in certificate of deposit, restricted	(814)	—
Additions to property, plant and equipment—
Kingsville Dome	(59,955)	(22,619)
Rosita	(10,233)	(4,500)
Vasquez	(133,251)	(69,665)
Churchrock	(18,639)	(7,353)
Crownpoint	(17,265)	(13,418)
Other property	(649)	—

Net cash used in investing activities	(240,806)	(117,555)
Financing activities:
Proceeds from borrowings	—	—
Issuance of common stock, net	675,000	—

Net cash provided by financing activities	675,000	—

Net increase (decrease) in cash and cash equivalents	32,869	(785,144)
Cash and cash equivalents, beginning of period	309,625	1,025,469

Cash and cash equivalents, end of period	$342,494	$240,325

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 2003 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2004.

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

        Since August 2000, the Company has raised funds that have allowed it to continue operating until such time uranium prices increased to a level that permitted the Company to resume mining operations. During this period uranium prices have ranged from a low of $7.10 per pound in 2001 to $17.75 at May 10, 2004. This rise in uranium price has allowed the Company to continue to raise equity capital to remain in business.

        In April 2003, October 2003, January 2004 and February 2004 the Company completed four private placements raising an aggregate of $175,000, $406,000, $350,000 and $325,000, respectively through the issuance of 4,375,000, 8,120,000, 3,500,000 and 3,250,000 shares of common stock, respectively. The funds raised in the private placements were used to fund the non-restoration overhead costs of the Company.

        On May 3 and May 12, 2004, the Company completed the sale of 32,480,325 and 6,836,680 shares of common stock, respectively, in a private placement at $0.15 per share, receiving cash of $5,897,550. This funding will be used to commence mining at the Company's Vasquez property.

3. STOCK BASED COMPENSATION

        The Company has three stock option plans, the Employees' Stock Option Plan, the Stock Incentive Plan and the Directors' Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS 148, the Company's net loss and loss per share ("EPS") for the three months ended March 31, 2004 and 2003 would have been adjusted to the following pro forma amounts:

	Three Months Ended March 31,
	2004	2003
Net Earnings (Loss): As reported	$(593,951)	$682,150
Pro forma stock based compensation costs under the fair value method, net of tax	(5,239)	(27,368)

Pro forma	$(599,951)	$654,782
Basic EPS:
As reported	$(0.01)	$0.01
Pro forma	$(0.01)	$0.01
Diluted EPS:
As reported	$(0.01)	$0.01
Pro forma	$(0.01)	$0.01

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003: expected volatility of 165% and risk-free interest rates of 5.50%. An expected life of 5.7 years was used for options granted to employees and directors, respectively. The weighted average fair value of options granted in 2003 was $0.04. No options were granted in the first three months ended March 31, 2004 and 2003.

        The FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

4. ASSET RETIREMENT OBLIGATION

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

        As a result of adoption of the FAS 143, the Company recorded a net reduction in its restoration liability of approximately $1.4 million at January 1, 2003. The Company had previously recorded the undiscounted future estimated restoration costs into expense. Under FAS 143, future restoration liabilities are usually added to the carrying value of the related asset but the Company has recorded them to expense because the associated properties had been fully impaired as of January 1, 2003. Under FAS 143 the present value of the restoration costs are recorded instead of the undiscounted amount. The difference between the present value and the undiscounted amounts of $1,447,000 as of December 31, 2002 appears in the March 31, 2003 Consolidated Statement of Operations as a cumulative effect of change in accounting principle. The estimated accretion expense for the change in the present value of the estimated liability recorded for the three months ended March 31, 2004 and 2003 was $122,778 and $84,560, respectively.

        The Company's financial statements for the three months ended March 31, 2003 have been restated to reflect the adoption of FAS 143 as of January 1, 2003. The adoption of FAS 143 resulted in increasing accretion expense by $84,560 and recording cumulative effect of the change in accounting principle of $1,477,070 for an increase in net income of $1,362,510 or $0.02 per share for the three months ended March 31, 2003.

        The following table shows the change in the balance of the restoration and reclamation liability during the three months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,
	2004	2003
Reserve for future restoration and reclamation costs beginning of period	$3,480,656	$3,174,683
Accretion expense	122,778	84,560
Restoration provision adjustment	—	—

Reserve for future restoration and reclamation costs at end of period	$3,603,434	$3,259,243

5. SHAREHOLDERS' EQUITY

Equity Infusion

        In 2003 and 2004 the Company sold shares of common stock in the following private placements:

Date	Price per Share	Amount	Shares Issued
February 2004	$0.10	$325,000	3,250,000
January 2004	$0.10	$350,000	3,500,000
October 2003	$0.05	$506,000	8,120,000
April 2003	$0.04	$175,000	4,375,000

Increase in Authorized Shares

        In January 2004, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the "Common Stock"), from 100,000,000 to 200,000,000.

6. SUBSEQUENT EVENT

Equity Infusion

        On May 3 and May 12, 2004, the Company completed the sale of 32,480,325 and 6,836,680 shares of common stock, respectively, in a private placement at $0.15 per share, receiving cash of $5,897,550. This funding will be used to commence mining at the Company's Vasquez property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

        This Item 2 contains "forward-looking statements". These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, and other such matters. The words "believes," "expects," "projects," "targets," or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statements" in the Company's 2003 Annual Report on Form 10-KSB.

Plan of Operation and Liquidity

        As we have reported previously, because of severely depressed uranium prices, in mid-1999 we reduced our payroll and shut in our producing uranium properties. From August 2000 through February 2004, we have had to rely on equity infusions to remain in business. We have raised a total of approximately $6.5 million allowing us to maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations. During this period uranium prices have ranged from a low of $7.10 per pound in 2001 to $17.75 at May 10, 2004. Also during this period, we performed ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome under an agreement with the State of Texas and our bonding company that allowed us access to $3.2 million that had been pledged to secure restoration bonds (the "Restoration Agreement").

        As of March 31, 2004 we have a cash balance of approximately $342,000.

        On May 3 and May 12, 2004, the Company completed the sale of 32,480,325 and 6,836,680 shares of common stock, respectively, in a private placement at $0.15 per share, receiving cash of $5,897,550. This funding will be used to commence mining at the Company's Vasquez property. With the final resolution of the Vasquez lawsuit (see "Legal Proceedings" in the Company's 2003 Annual Report on Form 10-KSB), we are commencing the development and mining of that property with the funds raised in the May 2004 equity transaction. We project that of the $5.9 million, $2.9 million will be utilized for wellfield and plant capital and $0.9 million will be for initial cash bonding requirements. The balance, or $2.1 million, will be utilized for product operating costs and overheads until the resultant uranium product is available for inventory financing prior to its sale. The Company will require an inventory financing capability of approximately $2.2 million. We are actively seeking financing for the foregoing. Ultimate cash bonding requirements will amount to a projected $2.8 million, the majority of the collateral for which we anticipate will be funded via the proceeds from operations. It is projected that the Company employment level will increase from the current 19 employees in May 2004 to 33 when the Vasquez project is in full operation.

        Pre-production activities were begun in May 2004, and we have targeted wellfield injection to commence in July, 2004, with the first shipment of product to a converter in September. The first sale of our uranium product is slated for January 2005, with 600,000 pounds of uranium scheduled for delivery in each of the years 2005 through 2008.

        During 2004, the Company plans to continue actively working towards the completion of the Production Area Authorization #3 review at Kingsville Dome (see "Legal Proceedings" in the Company's 2003 Annual Report on Form 10-KSB). It is anticipated that the review will be complete by early 2005, allowing the commencement of production at Kingsville Dome later that year. The Company is currently evaluating contracting opportunities for the Kingsville Dome production.

Off-Balance Sheet Arrangements

        United States Fidelity and Guaranty Company ("USF&G") has issued performance bonds on our behalf to secure our future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The amounts of these bonds were $2,900,000 at March 31, 2003 and $2,800,000 at March 31, 2004. We have deposited about $402,000 as cash collateral for these bonds. In the event that USF&G is required to perform under the bonds, we would be obligated to pay USF&G for its expenditures in excess of the collateral.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-KSB. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

ITEM 3. CONTROLS AND PROCEDURES

        The management of the company has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report ("Evaluation date") and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the Evaluation date.

        There were no significant changes in our internal controls or in other factors that could significantly affect internal controls during our most recent quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Vasquez Litigation

        As previously disclosed in our Form 10-KSB for the year ended December 31, 2003, on March 22, 2004, the lawsuit over the validity of our leases at our Vasquez property in Duval County, Texas, was settled. The Court of Appeals for the Fourth District in San Antonio, Texas affirmed the decision of the trial court on summary judgment that our leases were in full force and effect and awarding us our attorney's fees. The landowners and the intervenor have decided not to pursue the matter further and have accepted the judgment of the Court of Appeals. The landowners have also agreed to a new lease on the property extending the term of the lease to February 2008, in exchange for which the Company has agreed to forego the award of attorneys fees.

Texas Department of Health Bonding Issues

        As previously disclosed in our Form 10-KSB for the year ended December 31, 2003, on January 16, 2002 the Texas Department of Health requested that we post additional financial security in the amount of $3.5 million and threatened enforcement action if we failed to do so. We objected to the request. After consultation with the Department and several interim extensions, on March 1, 2004 we entered into a Restoration Performance Agreement with the Texas Department of Health, the Texas Commission for Environmental Quality and United States Fidelity and Guaranty Insurance Company that resolves the bonding issues. Through the Restoration Performance Agreement we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

Other

        The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to cause material expenditures.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In January 2004, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the "Common Stock"), from 100,000,000 to 200,000,000.

        In January and February 2004 we raised $350,000 and $325,000 of equity respectively by issuing 3,500,000 and 3,250,000 shares of common stock ($0.001 par value) at $0.10 per share in a private offering in which no underwriter or broker was used. No underwriting discounts or brokerage commissions were paid in connection with the offering.

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

  (b)
  Reports on Form 8-K

        The Company filed a current report on Form 8-K dated January 8, 2004 which announced the sale of 3,500,000 shares of common stock at $0.10 per share.

        The Company filed a current report on Form 8-K dated January 14, 2004 which announced the affirmation of a previous legal decision regarding the leases for the Company's Vasquez property and also that it had received the required vote of its stockholders approving an increase in its authorized common stock from 100 million to 200 million shares.

        The Company filed a current report on Form 8-K dated March 24, 2004 which announced the settlement of the lawsuit over the validity of the Company's leases at its Vasquez property in Duval County, Texas and its operating plans.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.
Dated: May 14, 2004	By:	/s/ PAUL K. WILLMOTT Paul K. Willmott Director, President and Chief Executive Officer
Dated: May 14, 2004	By:	/s/ THOMAS H. EHRLICH Thomas H. Ehrlich Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, as amended (filed with the Company's Annual Report on Form 10-K dated March 27, 1997, SEC File Number 000-17171).
3.1.1*	Certificate Amendment to the Certificate of Incorporation dated June 22, 1999 (filed with the Company's Quarterly Report on Form 10-Q dated August 16, 1999, SEC File Number 000-17171).
3.1.2*	Certificate Amendment to the Certificate of Incorporation dated March 23, 2001 (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).
3.2*	Restated Bylaws of the Company (filed with the Company's Form S-3 Registration No. 333-17875 on December 16, 1996).
4.1*	Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).
10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00349 on January 22, 1996).
10.2*	Amended and Restated Employee's Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00403 on January 24, 1996).
10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company's Form SB-2 Registration No. 333-73014 on November 8, 2001).
10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).
10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).
10.7*	Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).
10.9*	License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company's Annual Report on Form 10-K dated June 30, 1997, SEC File Number 000-17171).
10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.18*	Kingsville Dome and Rosita Mines Agreement dated October 11, 2000 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).
10.19*	Second Kingsville Dome and Rosita Mines Agreement dated January 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company's Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171).
10.20*	Agreed Order dated March 8, 2002 between the Texas Department of Health and URI, Inc. (filed with the Company's Annual Report on Form 10-K dated March 29, 2002, SEC File Number 000-17171)
10.21*	Third Kingsville Dome and Rosita Mines Agreement dated May 1, 2002 between the Company, the Texas Natural Resources Conservation Commission, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company's Quarterly Report on Form 10-QSB dated August 31, 2002, SEC File Number 000-17171).
10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.24	Uranium Resources, Inc. Deferred Compensation Plan for 2004.
10.25	Certificate Amendment to the Certificate of Incorporation dated January 27, 2004.
10.26	Groundwater Performance Restoration Agreement dated March 1, 2004 between the Company, the Texas Commission on Environmental Quality, the Texas Department of Health and the United States Fidelity & Guaranty Company.
14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. (filed with the Company's Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.