Form 10QSB
period 2004-06-30
URANIUM RESOURCES INC /DE/
filed 2004-08-13
CIK 839470

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	128,281,198 as of August 12, 2004

URANIUM RESOURCES, INC.
2004 SECOND QUARTERLY REPORT ON FORM 10-QSB

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,717,907	$309,625
Receivables, net	—	25,250
Materials and supplies inventory	67,982	65,397
Prepaid and other current assets	107,765	13,371

Total current assets	4,893,654	413,643

Property, plant and equipment, at cost:
Uranium properties	43,215,676	41,788,721
Other property, plant and equipment	267,426	254,960
Less-accumulated depreciation, depletion and impairment	(41,370,422)	(41,359,799)

Net property, plant and equipment	2,112,680	683,882
Long-term investment:
Certificate of deposit, restricted	463,777	401,120

	$7,470,111	$1,498,645

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' DEFICIT

	June 30, 2004	December 31, 2003
	(Unaudited)
Current liabilities:
Accounts payable	$524,029	$107,136
Current portion of restoration reserve	1,073,765	83,000
Other accrued liabilities	161,683	108,358

Total current liabilities	1,759,477	298,494

Other long-term liabilities and deferred credits	3,633,442	4,680,943
Long-term debt, less current portion	585,000	585,000
Commitments and contingencies (Notes 1 and 2)
Shareholders' deficit:
Common stock, $.001 par value, shares authorized: 2004—200,000,000; 2003—100,000,000; shares issued and outstanding (net of treasury shares): 2004—128,281,198; 2003—81,824,193	128,434	81,977
Paid-in capital	59,789,286	53,211,487
Accumulated deficit	(58,416,110)	(57,349,838)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)

Total shareholders' equity (deficit)	1,492,192	(4,065,792)

	$7,470,111	$1,498,645

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues:
Uranium sales—	$—	$—	$—	$—

Total revenue	0	0	0	0
Costs and expenses:
Cost of uranium sales—
Operating expenses	139,805	75,387	329,856	330,980
Credit for restoration and reclamation costs	(71,070)	—	(71,070)	—
Accretion expense for restoration reserves	8,077	84,561	130,855	169,121
Depreciation and depletion	7,192	8,063	13,171	16,127
Writedown of uranium properties and other uranium assets	—	25,091	—	142,646

Total cost of uranium sales	84,004	193,102	402,812	658,874

Loss from operations before corporate expenses	(84,004)	(193,102)	(402,812)	(658,874)
Corporate expenses—
General and administrative	392,387	153,416	716,891	454,263
Depreciation	976	1,095	1,700	2,207

Total corporate expenses	393,363	154,511	718,591	456,470

Loss from operations	(477,367)	(347,613)	(1,121,403)	(1,115,344)
Other income (expense):
Interest expense	(2,020)	(3,439)	(4,039)	(7,564)
Interest and other income, net	7,066	11,467	59,170	18,403

Loss before accounting change	(472,321)	(339,585)	(1,066,272)	(1,104,505)
Cumulative effect of accounting change, net of tax	—	—	—	1,447,070

Net earnings (loss)	$(472,321)	$(339,585)	$(1,066,272)	$342,565

Earnings (loss) before accounting change per common share:
Basic	$0.00	$0.00	$(0.01)	$(0.02)
Diluted	0.00	0.00	(0.01)	(0.02)
Cumulative effect of accounting change per common share:
Basic	—	—	—	0.02

Diluted	—	—	—	0.02

Net earnings (loss) per common share:
Basic	$0.00	$0.00	$(0.01)	$0.00

Diluted	$0.00	$0.00	$(0.01)	$0.00

Weighted average common shares and common equivalent shares per share date
Basic	113,429,868	72,886,885	99,897,636	71,117,867

Diluted	113,429,868	72,886,885	99,897,636	71,117,867

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2004	2003
		(Restated)
Cash flows from operations:
Net earnings (loss)	$(1,066,272)	$342,565
Reconciliation of net earnings (loss) to cash used in operations—
Credit for restoration and reclamation costs	(71,070)	—
Cumulative effect of accounting change	—	(1,447,070)
Accretion of restoration liability	130,855	169,121
Depreciation and depletion	14,871	18,334
Writedown of uranium properties and other assets	—	142,646
Decrease in restoration and reclamation accrual	(126,822)	—
Deferred compensation	84,262	71,092
Other non-cash items, net	93,060	67,356

Cash flow used in operations, before changes in operating working capital items	(941,116)	(635,956)
Effect of changes in operating working capital items—
(Increase) decrease in receivables	25,250	(25,250)
(Increase) decrease in inventories	(2,585)	1,610
Increase in prepaid and other current assets	(158,459)	(122,449)
Increase (decrease) in payables and accrued liabilities	470,218	(42,811)

Net cash used in operations	(606,692)	(824,856)
Investing activities:
Increase in certificate of deposit, restricted	(62,657)	—
Additions to property, plant and equipment—
Kingsville Dome	(358,069)	(25,876)
Rosita	(24,878)	(17,178)
Vasquez	(975,495)	(77,562)
Churchrock	(47,241)	(7,982)
Crownpoint	(44,794)	(14,048)
Other property	(18,148)	—

Net cash used in investing activities	(1,531,282)	(142,646)
Financing activities:
Proceeds from borrowings	—	—
Issuance of common stock, net	6,546,256	175,000

Net cash provided by financing activities	6,546,256	175,000

Net increase (decrease) in cash and cash equivalents	4,408,282	(792,502)
Cash and cash equivalents, beginning of period	309,625	1,025,469

Cash and cash equivalents, end of period	$4,717,907	$232,967

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

June 30, 2004 (Unaudited)

1.     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 2003 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2004.

2.     FUTURE OPERATIONS

        The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because of depressed uranium prices in 1999, we reduced our payroll and shut-in our uranium producing properties. From August 2000 through February 2004, we have had to rely on equity infusions to remain in business. We have raised a total of approximately $6.5 million allowing us to maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations. During this period uranium prices have ranged from a low of $7.10 per pound in 2001to $18.50 at July 12, 2004. Also during this period, we performed ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome under restoration agreements with the State of Texas and our bonding company that allowed us access to $3.2 million that had been pledged to secure restoration bonds.

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

        In May 2004, we sold 39,317,005 shares of common stock in two private placements at $0.15 per share, receiving cash of $5,871,256, net of offering costs. With this funding we have commenced the development and mining of our Vasquez property in South Texas. We project that of the $5.9 million, $2.9 million will be utilized for wellfield and plant capital and $0.9 million will be for initial bonding requirements. We project the balance, or approximately $2.1 million, will be utilized for product operating costs and overheads until the uranium is available for inventory financing prior to its sale. The first sale of our production is slated for January 2005, with 600,000 pounds of uranium scheduled for delivery in each of the years 2005 through 2008.

        The Company will require inventory financing of approximately $2.2 million. We are actively seeking that financing. Ultimate cash bonding requirements will amount to a projected $2.8 million, the majority of which we anticipate will be funded via the proceeds from operations.

3.     STOCK BASED COMPENSATION

        The Company has four stock option plans, the Employees' Stock Option Plan, the Amended and Restated 1995 Stock Incentive Plan, the Directors' Stock Option Plan and the 2004 Directors' Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS 148, the Company's net earnings (loss) and earnings (loss) per share ("EPS") for the three and six months ended June 30, 2004 and 2003 would have been adjusted to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Earnings (Loss): As reported	$(472,321)	$(339,585)	$(1,066,272)	$342,565
Pro forma stock based compensation costs under the fair value method, net of tax	(38,988)	(27,670)	(44,227)	(55,038)

Pro forma	$(511,309)	(367,255)	$(1,110,499)	287,527
Basic EPS:
As reported	$0.00	$0.00	$(0.01)	$0.00
Pro forma	$0.00	$(0.01)	$(0.01)	$0.00
Diluted EPS:
As reported	$0.00	$0.00	$(0.01)	$0.00
Pro forma	$0.00	$(0.01)	$(0.01)	$0.00

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004: expected volatility of 149% and 179% and risk-free interest rates of $5.03% and $4.24%. Expected lives of 9.4 years and 5.7 years was used for options granted to employees and directors, respectively. The weighted average fair value of options granted in 2004 was $0.29. For grants in 2003: expected volatility of 165% and risk-free interest rates of 5.50%. An expected life of 5.7 years was used for options granted to employees and directors, respectively. The weighted average fair value of options granted in 2003 was $0.04.

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

        As a result of adoption of the FAS 143, the Company recorded a net reduction in its restoration liability of approximately $1.4 million at January 1, 2003. The Company had previously recorded the undiscounted future estimated restoration costs into expense. Under FAS 143, future restoration liabilities are usually added to the carrying value of the related asset but the Company has recorded them to expense because the associated properties had been fully impaired as of January 1, 2003. Under FAS 143 the present value of the restoration costs are recorded instead of the undiscounted amount. The difference between the present value and the undiscounted amounts of $1,447,000 as of December 31, 2002 appears in the June 30, 2003 Consolidated Statement of Operations as a cumulative effect of change in accounting principle. The estimated accretion expense for the change in the present value of the estimated liability recorded for the quarter ended June 30, 2004 and 2003 was $8,077 and $84,561, respectively. The estimated accretion expense for the change in the present value of the estimated liability recorded for the six months ended June 30, 2004 and 2003 was $130,855 and $169,121, respectively.

        The Company's financial statements for the six months ended June 30, 2003 have been restated to reflect the adoption of FAS 143 as of January 1, 2003. The adoption of FAS 143 resulted in increasing accretion expense by $169,121 and recording cumulative effect of the change in accounting principle of $1,447,070 for an increase in net income of $1,277,949 or $0.02 per share for the six months ended June 30, 2003.

        The following table shows the change in the balance of the restoration and reclamation liability during the three months and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reserve for future restoration and reclamation costs beginning of period	$3,603,434	$3,259,243	$3,480,656	$3,174,683
Accretion expense	8,077	84,561	130,855	169,121
Restoration provision adjustment	(197,892)	—	(197,892)	—

Reserve for future restoration and reclamation costs at end of period	$3,413,619	$3,343,804	$3,413,619	$3,343,804

5.     SHAREHOLDERS' EQUITY

Equity Infusion

        In 2003 and 2004 the Company sold shares of common stock in the following private placements:

Date	Price per Share	Amount	Shares Issued
May 2004	$0.15	$5,897,550	39,317,005
February 2004	$0.10	$325,000	3,250,000
January 2004	$0.10	$350,000	3,500,000
October 2003	$0.05	$506,000	8,120,000
April 2003	$0.04	$175,000	4,375,000

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

Plan of Operation and Liquidity

        As we have reported previously, because of severely depressed uranium prices, in mid-1999 we reduced our payroll and shut in our producing uranium properties. From August 2000 through February 2004, we have had to rely on equity infusions to remain in business. We have raised a total of approximately $6.5 million allowing us to maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations. During this period uranium prices have ranged from a low of $7.10 per pound in 2001 to $18.50 at July 12, 2004. Also during this period, we performed ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome under an agreement with the State of Texas and our bonding company that allowed us access to $3.2 million that had been pledged to secure restoration bonds.

        In May 2004, we sold 39,317,005 shares of common stock in two private placements at $0.15 per share, receiving cash of $5,871,256, net of offering costs. This funding has been used to commence mining at our Vasquez property. We project that $2.9 million will be utilized for wellfield and plant capital and $0.9 million will be for initial bonding requirements. The balance, approximately $2.1 million, will be used to fund product operating costs and overheads until the produced uranium is available for inventory financing prior to its sale. The Company will require inventory financing of approximately $2.2 million. We are actively seeking that financing. Ultimate cash bonding requirements will amount to a projected $2.8 million, the majority of the collateral for which we anticipate will be funded via the proceeds from operations.

        Pre-production activities were begun in May 2004, and we have targeted wellfield injection to commence in August 2004, with the first shipment of product to a converter in October 2004. The first sale of our uranium product is slated for January 2005, with 600,000 pounds of uranium scheduled for delivery in each year of the years 2005 through 2008. As of June 30, 2004, we have spent approximately $975,000 on the pre-production activities at the Vasquez property

        During 2004, we plan to continue actively working towards the completion of the Production Area Authorization #3 review at Kingsville Dome (see "Legal Proceedings" in the Company's 2003 Annual Report on Form 10-KSB). It is anticipated that the review will be complete by early 2005, allowing the commencement of production at Kingsville Dome later that year. The Company is currently evaluating contracting opportunities for the Kingsville Dome production.

        As of June 30, 2004 we have a cash balance of approximately $4,718,000.

Off-Balance Sheet Arrangements

        United States Fidelity and Guaranty Company ("USF&G") has issued performance bonds on our behalf to secure our future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The amounts of these bonds were $2,900,000 at June 30, 2003 and $2,800,000 at June 30, 2004. We have deposited about $464,000 as cash collateral for these bonds. In the event that USF&G is required to perform under the bonds, we would be obligated to pay USF&G for its expenditures in excess of the collateral.

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

Texas Department of Health Bonding Issues

        As previously disclosed in our Form 10-KSB for the year ended December 31, 2003, on January 16, 2002 the Texas Department of Health requested that we post additional financial security in the amount of $3.5 million and threatened enforcement action if we failed to do so. We objected to the request. After consultation with the Department and several interim extensions, on March 1, 2004 we entered into a Restoration Performance Agreement with the Texas Department of Health, the Texas Commission for Environmental Quality (the "TCEQ") and United States Fidelity and Guaranty Insurance Company that resolves the bonding issues. Through the Restoration Performance Agreement we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding. The authority of the TCEQ and the Texas Department of Health to enter into the Restoration Performance Agreement is currently being challenged in a lawsuit filed by the Kleberg County Commissioners Court and an environmental group in the 98th District Court, Travis County, Texas. If successful, the Restoration Performance Agreement could be nullified and the Company would have to find an alternative method of complying with its bonding obligation. The Attorney General of the State of Texas is defending the TCEQ and the Texas Department of Health, and the Company has intervened in the suit as an interested party.

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

        In February of 2004, the Administrative Law Judge issued an order in which he concluded that we must make three specific changes to our submitted restoration action plan in order to commence mining operations at Churchrock. The Commission has accepted our petition for review of the order. The Administrative Law Judge also has indicated that he wishes to continue briefing relevant issues on the remaining three mining sites and complete the hearing process. A status report was submitted to the Administrative Law Judge on March 26, 2004 and a scheduling order for briefing from the Judge will follow. Although the decisions to date have been favorable, there can be no assurance that the license will be maintained in its current form.

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

Kingsville Dome Production Area 3

        We are involved in a dispute with certain intervenors over whether a hearing is required for a new production area within the boundary of our approved permit area at Kingsville Dome. In the first quarter of 2000, the District Court of Travis County, Texas ruled that the Texas Natural Resource Conservation Commission's (now renamed the Texas Commission on Environmental Quality or TCEQ) decision to approve our third production area without granting a hearing to certain intervenors would require further review by that regulatory agency. In order to expedite the process, we have requested a public hearing to avoid further litigation on the point. In relation thereto, we have also requested a public hearing regarding renewal of our waste disposal well permits at the Kingsville Dome Property.

Other

        The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to cause material expenditures.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In May 2004 we raised $5,871,256 (net of offering costs) of equity by issuing 39,317,005 shares of common stock ($0.001 par value) at $0.15 per share in two private offerings in which no underwriter or broker was used. No underwriting discounts or brokerage commissions were paid in connection with these offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

          See the Index to Exhibits on Page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.

  (b)
  Reports on Form 8-K

          The Company filed a current report on Form 8-K dated May 3, 2004 which announced the sale of 32,480,333 shares of common stock at $0.15 per share.

          The Company filed a current report on Form 8-K dated May 14, 2004 which announced the sale of 6,836,680 shares of common stock at $0.15 per share.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.
Dated: August 13, 2004	By:	/s/ PAUL K. WILLMOTT Paul K. Willmott Director, President and Chief Executive Officer
Dated: August 13, 2004	By:	/s/ THOMAS H. EHRLICH Thomas H. Ehrlich Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company dated February 15, 2004 (filed with the Company's Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).
3.2*	Restated Bylaws of the Company (filed with the Company's Form S-3 Registration No. 333-17875 on December 16, 1996).
4.1*
Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).
10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company's Form S-8 Registration No. 333- 00349 on January 22, 1996).
10.2*	Amended and Restated Employee's Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00403 on January 24, 1996).
10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company's Form SB-2 Registration No. 333- 117653 on July 26, 2004).
10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).
10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).
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
10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).
10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company's Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).
10.25*
Groundwater Performance Restoration Agreement dated March 1, 2004 between the Company, the Texas Commission on Environmental Quality, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company's Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).
10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company's Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).
14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. (filed with the Company's Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

QuickLinks

URANIUM RESOURCES, INC. 2004 SECOND QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS
URANIUM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS ASSETS
URANIUM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' DEFICIT
URANIUM RESOURCES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
URANIUM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Uranium Resources, Inc. Notes to Consolidated Financial Statements June 30, 2004 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 3. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX