Form 10QSB
period 2004-09-30
URANIUM RESOURCES INC /DE/
filed 2004-11-15
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding

Common Stock, $0.001 par value	129,631,198 as of November 11, 2004

URANIUM RESOURCES, INC.

2004 THIRD QUARTERLY REPORT ON FORM 10-QSB

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,233,294	$309,625
Receivables, net	27,719	25,250
Materials and supplies inventory	15,977	65,397
Prepaid and other current assets	102,086	13,371
Total current assets	1,379,076	413,643

Property, plant and equipment, at cost:
Uranium properties	44,676,070	41,788,721
Other property, plant and equipment	287,651	254,960
Less-accumulated depreciation, depletion and impairment	(41,319,533)	(41,359,799)
Net property, plant and equipment	3,644,188	683,882

Other non-current assets	11,268	—

Long-term investment:
Certificates of deposit, restricted	1,230,842	401,120
	$6,265,374	$1,498,645

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	September 30, 2004	December 31, 2003
	(Unaudited)
Current liabilities:
Accounts payable	$378,333	$107,136
Current portion of restoration reserve	1,171,380	83,000
Current portion of long term debt	135,000	—
Interest payable	34,077	—
Other accrued liabilities	126,712	108,358
Total current liabilities	1,845,502	298,494

Other long-term liabilities and deferred credits	3,584,398	4,680,943

Long-term debt, less current portion	450,000	585,000
Commitments and contingencies (Notes 1 and 2)
Shareholders’ deficit:
Common stock, $.001 par value, shares authorized: 2004—200,000,000; 2003—100,000,000; shares issued and outstanding (net of treasury shares): 2004—128,281,198; 2003—81,824,193	128,434	81,977
Paid-in capital	59,750,789	53,211,487
Accumulated deficit	(59,484,331)	(57,349,838)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity (deficit)	385,474	(4,065,792)
	$6,265,374	$1,498,645

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues:
Uranium sales—	$—	$—	$—	$—
Total revenue	0	0	0	0
Costs and expenses:
Cost of uranium sales—
Operating expenses	239,847	59,180	569,703	390,160
Provision for restoration and reclamation costs	64,424	—	(6,646)	—
Accretion expense for restoration reserves	158,832	84,560	289,687	253,681
Depreciation and depletion	8,067	6,933	21,238	23,060
Writedown of uranium properties and other uranium assets	46,188	109,316	46,188	251,962
Total cost of uranium sales	517,358	259,989	920,170	918,863
Loss from operations before corporate expenses	(517,358)	(259,989)	(920,170)	(918,863)

Corporate expenses—
General and administrative	553,941	189,562	1,270,832	643,825
Depreciation	1,860	886	3,560	3,093
Total corporate expenses	555,801	190,448	1,274,392	646,918
Loss from operations	(1,073,159)	(450,437)	(2,194,562)	(1,565,781)

Other income (expense):
Interest expense	(2,042)	(6,937)	(6,081)	(14,501)
Interest and other income, net	6,980	241,054	66,150	259,457
Loss before accounting change	(1,068,221)	(216,320)	(2,134,493)	(1,320,825)
Cumulative effect of accounting change, net of tax	—	—	—	1,447,070
Net earnings (loss)	$(1,068,221)	$(216,320)	$(2,134,493)	$126,245

Earnings (loss) before accounting change per common share:
Basic	$(0.01)	$0.00	$(0.02)	$(0.02)
Diluted	(0.01)	0.00	(0.02)	(0.02)
Cumulative effect of accounting change per common share:
Basic	—	—	—	0.02
Diluted	—	—	—	0.02
Net earnings (loss) per common share:
Basic	$(0.01)	$0.00	$(0.02)	$0.00
Diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average common shares and common equivalent shares per share date
Basic	128,281,198	73,704,193	109,427,883	71,989,449
Diluted	128,281,198	73,704,193	109,427,883	71,989,449

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2004	2003
		(Restated)
Cash flows from operations:
Net earnings (loss)	$(2,134,493)	$126,245
Reconciliation of net earnings (loss) to cash used in operations—
Credit for restoration and reclamation costs	(6,646)	—
Cumulative effect of accounting change	—	(1,447,070)
Accretion of restoration liability	289,687	253,681
Depreciation and depletion	24,798	26,153
Writedown of uranium properties and other assets	46,188	251,962
Decrease in restoration and reclamation accrual	(328,996)	—
Deferred compensation	132,519	95,779
Other non-cash items, net	156,465	101,066
Cash flow used in operations, before changes in operating working capital items	(1,820,478)	(592,184)

Effect of changes in operating working capital items—
Increase in receivables	(2,469)	(25,250)
(Increase) decrease in inventories	(2,992)	1,692
Increase in prepaid and other current assets	(205,813)	(122,449)
Increase (decrease) in payables and accrued liabilities	291,593	(955,215)
Net cash used in operations	(1,740,159)	(1,693,406)

Investing activities:
(Increase) decrease in certificate of deposit, restricted	(829,722)	997,858
Additions to property, plant and equipment—
Kingsville Dome	(660,712)	(68,010)
Rosita	(35,898)	(27,741)
Vasquez	(2,100,526)	(110,784)
Churchrock	(109,948)	(12,776)
Crownpoint	(54,877)	(21,551)
Other property	(52,248)	(11,100)
Net cash provided by (used in) investing activities	(3,843,931)	745,896

Financing activities:
Proceeds from borrowings	—	—
Issuance of common stock, net	6,507,759	175,000
Net cash provided by financing activities	6,507,759	175,000
Net increase (decrease) in cash and cash equivalents	923,669	(772,510)
Cash and cash equivalents, beginning of period	309,625	1,025,469
Cash and cash equivalents, end of period	$1,233,294	$252,959

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

September 30, 2004 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2003 Annual Report on Form 10-KSB.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2004.

2.                                      FUTURE OPERATIONS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because of depressed uranium prices in 1999, we reduced our payroll and shut-in our uranium producing properties. From August 2000 through February 2004, we have had to rely on equity infusions to remain in business. We have raised a total of approximately $6.5 million allowing us to maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations. During this period uranium prices have ranged from a low of $7.10 per pound in 2001to $20.25 at November 8, 2004. Also during this period, we performed ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome under restoration agreements with the State of Texas and our bonding company that allowed us access to $3.2 million that had been pledged to secure restoration bonds.

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

In May 2004, we sold 39,317,005 shares of common stock in two private placements at $0.15 per share, receiving cash of $5,832,757, net of offering costs.  With this funding we have commenced the development and mining of our Vasquez property in South Texas. We project that of the $5.9 million, $2.9 million will be utilized for wellfield and plant capital and $0.9 million will be for initial bonding requirements. We project the balance, or approximately $2.1 million, will be utilized for product operating costs and overheads until the uranium is available for sale.

Initial uranium production from Vasquez has been slower than originally projected, but current production rates are continuing to increase and additional wells are being brought online to ramp up production.  A continued improvement should result in the originally projected production rates being achieved by year end.  The lower than anticipated initial production rates means that production for 2004 should be approximately 115,000 pounds rather than the previously announced 300,000 to 350,000 pounds.  The Company now expects to sell 100,000 pounds during the fourth quarter rather than the previously announced 231,000 pounds, with the difference being moved into 2005 sales.  The fourth quarter sales will also occur later in the quarter than originally projected.  The shift in sales will defer revenues into the first quarter of 2005, and the Company currently expects that it will be able to satisfy any resulting cash needs through the exercise of certain options by one or more officers of the Company and certain other sources.

In 2005 we expect to deliver between 545,000 and 590,000 pounds, with 600,000 pounds of uranium scheduled for delivery in each of the years 2006 through 2008, and 300,000 pounds of deliveries in 2005 are subject to quantity flexibility, allowing, at the option of the buyer, an increase or decrease to their deliveries by 15%.

The total cash bonding requirements for the Vasquez project is expected to amount to approximately $2.8 million, the majority of which we anticipate will be funded via the proceeds from operations.

3.                                      EARNINGS PER SHARE (EPS)

The Company computes EPS by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. As the Company reported net losses for the periods presented, inclusion of common stock equivalents would have an antidilutive effect on per share amounts. Accordingly, the Company’s basic and diluted EPS computations are the same for the periods presented. For the three months ended September 30, 2004 and 2003, common stock equivalents that were not included in the computation of diluted EPS were 20,071,185 and 12,756,586, respectively. Common stock equivalents for the nine months ended September 30, 2004 and 2003 that were not included in the computation of diluted EPS were 16,269,437 and 12,755,480, respectively.

4.                                      STOCK BASED COMPENSATION

The Company has four stock option plans, the Employees’ Stock Option Plan, the Amended and Restated 1995 Stock Incentive Plan, the Directors’ Stock Option Plan and the 2004 Directors’ Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS 148, the Company’s net earnings (loss) and earnings (loss) per share (“EPS”) for the three and nine months ended September 30, 2004 and 2003 would have been adjusted to the following pro forma amounts:

		Three Months Ended September 30,		Nine months Ended September 30,
		2004	2003	2004	2003
Net Earnings (Loss): As reported		$(1,001,333)	$(216,320)	$(2,067,605)	$126,245
Pro forma stock based compensation costs under the fair value method, net of tax		(112,363)	(27,961)	(156,590)	(82,998)
Pro forma		$(1,113,696)	(244,281)	$(2,224,195)	43,247

	As reported	$(0.01)	$0.00	$(0.02)	$0.00
Basic EPS:	Pro forma	$(0.01)	$0.00	$(0.02)	$0.00

	As reported	$(0.01)	$0.00	$(0.02)	$0.00
Diluted EPS:	Pro forma	$(0.01)	$0.00	$(0.02)	$0.00

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004: expected volatility of 149% and 179% and risk-free interest rates of 5.03% and 4.24%. Expected lives of 9.4 years and 5.7 years were used for options granted to employees and directors, respectively. The weighted average fair value of options granted in 2004 was $0.29. For grants in 2003: expected volatility of 165% and risk-free interest rates of 5.50%. An expected life of 5.7 years was used for options granted to employees and directors, respectively. The weighted average fair value of options granted in 2003 was $0.04.

The FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

5.                                      ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”) which establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company adopted FAS 143 effective January 1, 2003.

As a result of adoption of the FAS 143, the Company recorded a net reduction in its restoration liability of approximately $1.4 million at January 1, 2003. The Company had previously recorded the undiscounted future estimated restoration costs into expense. Under FAS 143, future restoration liabilities are usually added to the carrying value of the related asset but the Company has recorded them to expense because the associated properties had been fully impaired as of January 1, 2003.  Under FAS 143 the present value of the restoration costs are recorded instead of the undiscounted amount. The difference between the present value and the undiscounted amounts of $1,447,000 as of December 31, 2002 appears in the September 30, 2003 Consolidated Statement of Operations as a cumulative effect of change in accounting principle. The estimated accretion expense for the change in the present value of the estimated liability recorded for the quarter ended September 30, 2004 and 2003 was $72,771 and $84,560, respectively. The estimated accretion expense for the change in the present value of the estimated liability recorded for the nine months ended September 30, 2004 and 2003 was $203,626 and $253,681, respectively.

The Company’s financial statements for the nine months ended September 30, 2003 have been restated to reflect the adoption of FAS 143 as of January 1, 2003.  The adoption of FAS 143 resulted in increasing accretion expense by $253,681 and recording cumulative effect of the change in accounting principle of $1,447,070 for an increase in net income of $1,193,389 or $0.02 per share for the nine months ended September 30, 2003.

The following table shows the change in the balance of the restoration and reclamation liability during the three months and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Reserve for future restoration and reclamation costs beginning of period	$3,413,619	$3,343,804	$3,480,656	$3,174,683
Accretion expense	158,832	84,560	289,687	253,681
Restoration provision adjustment	(208,044)	—	(405,936)	—
Reserve for future restoration and reclamation costs at end of period	$3,364,407	$3,428,364	$3,364,407	$3,428,364

6.                                      SHAREHOLDERS’ EQUITY

Equity Infusion

In 2003 and 2004 the Company sold shares of common stock in the following private placements:

Date	Price per Share	Amount	Shares Issued

May 2004	$0.15	$5,897,550	39,317,005
February 2004	$0.10	$325,000	3,250,000
January 2004	$0.10	$350,000	3,500,000
October 2003	$0.05	$506,000	8,120,000
April 2003	$0.04	$175,000	4,375,000

Increase in Authorized Shares

In January 2004, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the “Common Stock”), from 100,000,000 to 200,000,000.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Item 2 contains “forward-looking statements”.  These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, and other such matters.  The words “believes,” “expects,” “projects,” “targets,” or “estimates” and similar expressions identify forward-looking statements.  The Company does not undertake to update, revise or correct any of the forward-looking information.  Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” in the Company’s 2003 Annual Report on Form 10-KSB.

Plan of Operation and Liquidity

As we have reported previously, because of severely depressed uranium prices, in mid-1999 we reduced our payroll and shut in our producing uranium properties. From August 2000 through February 2004, we have had to rely on equity infusions to remain in business. We have raised a total of approximately $6.5 million allowing us to maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations.  During this period uranium prices have ranged from a low of $7.10 per pound in 2001 to $20.25 at October 4, 2004.  Also during this period, we performed ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome under an agreement with the State of Texas and our bonding company that allowed us access to $3.2 million that had been pledged to secure restoration bonds.

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

In May 2004, we sold 39,317,005 shares of common stock in two private placements at $0.15 per share, receiving cash of $5,832,757, net of offering costs.  With this funding we have commenced the development and mining of our Vasquez property in South Texas. We project that of the $5.9 million, $2.9 million will be utilized for wellfield and plant capital and $0.9 million will be for initial bonding requirements. We project the balance, or approximately $2.1 million, will be utilized for product operating costs and overheads until the uranium is available for sale.

Initial uranium production from Vasquez has been slower than originally projected, but current production rates are continuing to increase and additional wells are being brought online to ramp up production.  A continued improvement should result in the originally projected production rates being achieved by year end.  The lower than anticipated initial production rates means that production for 2004 should be approximately 115,000 pounds rather than the previously announced 300,000 to 350,000 pounds.  The Company now expects to sell 100,000 pounds during the fourth quarter rather than the previously announced 231,000 pounds, with the difference being moved into 2005 sales.  The fourth quarter sales will also occur later in the quarter than originally projected.  The shift in sales will defer revenues into the first quarter of 2005, and the Company currently expects that it will be able to satisfy any resulting cash needs through the exercise of certain options by one or more officers of the Company and certain other sources.

In 2005 we expect to deliver between 545,000 and 590,000 pounds, with 600,000 pounds of uranium scheduled for delivery in each of the years 2006 through 2008, and 300,000 pounds of deliveries in 2005 are subject to quantity flexibility, allowing, at the option of the buyer, an increase or decrease to their deliveries by 15%.

The total cash bonding requirements for the Vasquez project is expected to amount to approximately $2.8 million, the majority of which we anticipate will be funded via the proceeds from operations. As of September 30, 2004, we have spent approximately $2,101,000 on the pre-production activities at the Vasquez property.

During 2004, we plan to continue actively working towards the completion of the Production Area Authorization #3 review at Kingsville Dome (see “Legal Proceedings” in the Company’s 2003 Annual Report on Form 10-KSB). It is anticipated that the review will be complete by early 2005, allowing the commencement of production at Kingsville Dome later that year. The Company is currently evaluating contracting opportunities for the Kingsville Dome production.

As of September 30, 2004 we have a cash balance of approximately $1,233,000.

Off-Balance Sheet Arrangements

United States Fidelity and Guaranty Company (“USF&G”) has issued performance bonds on our behalf to secure our future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The amounts of these bonds were $2,900,000 at September 30, 2003 and $2,800,000 at September 30, 2004. We have deposited about $334,000 as cash collateral for these bonds. In the event that USF&G is required to perform under the bonds, we would be obligated to pay USF&G for its expenditures in excess of the collateral.

To meet the recent financial surety requirements of our mine sites in Texas the Company entered in to Letter of Credit agreements with Bank of America, NA (“BOA”) whereby BOA has issued letters of credit on our behalf to the Texas regulatory agencies.  Such letters of credit are collateralized by certificates of deposit equal to the amount of the letter of credit.  At September 30, 2004 these amounts totaled approximately $898,000.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-KSB.  We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

ITEM 3.     CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report (“Evaluation date”) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the Evaluation date.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls during our most recent quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See the Company’s Form 10-QSB for period ended June 30, 2004 for discussion regarding legal proceedings.

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

(b)                                 Reports on Form 8-K

The Company filed a current report on Form 8-K dated August 18, 2004 which announced that the Company’s registration statement on Form SB-2 was declared effective. The registration statement covers the resale by selling stockholders of up to 115,724,859 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: November 15, 2004	By:	/S/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: November 15, 2004	By:	/S/ Thomas H. Ehrlich
Thomas H. Ehrlich
Vice President - Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form S-3 Registration No. 333-17875 on December 16, 1996).

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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

10.25*

Groundwater Performance Restoration Agreement dated March 1, 2004 between the Company, the Texas Commission on Environmental Quality, the Texas Department of Health and the United States Fidelity & Guaranty Company (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

Exhibit Number	Description
10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

10.27	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003.(1)

10.28	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004.(1)

10.29	Amendment #1 to Exhibit 10.28. (1)

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. (filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

(1)  Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.