Form 10QSB/A
period 2004-09-30
URANIUM RESOURCES INC /DE/
filed 2004-11-30
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

(Amendment No. 1)

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

In 2005 we expect to deliver between 545,000 and 590,000 pounds, with 600,000 pounds of uranium scheduled for delivery in each of the years 2006 through 2008. All of the 2006 through 2008 deliveries and 300,000 pounds of deliveries in 2005 are subject to quantity flexibility, allowing, at the option of the buyer, an increase or decrease to their deliveries by 15%.  The Company expects that deliveries during 2005 through 2008 should be met under two contracts entered into in August 2003 and January 2004 at then prevailing rates for long-term contracts.

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

In 2005 we expect to deliver between 545,000 and 590,000 pounds, with 600,000 pounds of uranium scheduled for delivery in each of the years 2006 through 2008. All of the 2006 through 2008 deliveries and 300,000 pounds of deliveries in 2005 are subject to quantity flexibility, allowing, at the option of the buyer, an increase or decrease to their deliveries by 15%.  The Company expects that deliveries during 2005 through 2008 should be met under two contracts entered into in August 2003 and January 2004 at then prevailing rates for long-term contracts.

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

URANIUM RESOURCES, INC.

Dated: November 30, 2004	By:	/S/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: November 30, 2004	By:	/S/ Thomas H. Ehrlich
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

Exhibit Number	Description

10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

10.27*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003.
(filed with the Company's Form 10-QSB dated November 15, 2004, SEC File Number 000-171711).

10.28*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004.
(filed with the Company's Form 10-QSB dated November 15, 2004, SEC File Number 000-171711).

10.29*	Amendment #1 to Exhibit 10.28. (filed with the Company's Form 10-QSB dated November 15, 2004, SEC File Number 000-171711).

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. (filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

(1)  Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.