Form 10KSB
period 2004-12-31
URANIUM RESOURCES INC /DE/
filed 2005-03-31
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark
One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The Issuers revenues for the year ended December 31, 2004 was $1,009,000.

The aggregate market value of the Common Stock of the Issuer held by non-affiliates at March 24, 2005 was approximately $47,900,000.

Number of shares of Common Stock outstanding as of March 24, 2005: 134,732,263 shares.

Documents Incorporated by Reference:

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-KSB Report are incorporated by reference to the Registrant’s Definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I

Item 1. Description of Business
The Company and Current Plan of Operation
Uranium Reserves/Mineralized Material
Long-Term Delivery Contracts
Overview of the Uranium Industry
The In Situ Leach Mining Process
Environmental Considerations and Permitting
Reclamation and Restoration Costs and Bonding Requirements
Water Rights
Competition

Item2. Description of Properties
South Texas
New Mexico Properties
Insurance
Reclaimed Properties

Item 3. Legal Proceedings
New Mexico Radioactive Material License
New Mexico UIC Permit
Kingsville Dome Production Area 3
Texas Department of Health Bonding Issues
Other

Item 4. Submission of Matters to a Vote of Security Holders

CAUTIONARY STATEMENTS

GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Dividends

Item 6. Management’s Discussion and Analysis or Plan of Operation
Forward Looking Statements
Financial Condition and Results of Operations
2004 and 2003 Consolidated Results of Operations
Off-Balance Sheet Arrangements
Critical Accounting Policies
Impact of Recent Accounting Pronouncements

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information

i

ii

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

The “Company” or “Registrant” is used in this report to refer to Uranium Resources, Inc.  and its consolidated subsidiaries.  Items 1 and 2 contain “forward-looking statements.”  These statements include, without limitation, statements relating to management’s expectations regarding the Company’s ability to remain solvent, capital requirements,  mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company’s management for future operations and activities and other such matters.  The words “believes,” “plans,” “intends,” “strategy,” “projects,” “targets,” or “anticipates” and similar expressions identify forward-looking statements.  The Company does not undertake to update, revise or correct any of the forward-looking information.  Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” beginning on page 10.

Certain terms used in this Form 10-KSB are defined in the “Glossary of Certain Terms” appearing at the end of Part I hereto.

Item 1.  Description of Business

The Company and Current Plan of Operation

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

Since 1988, we have produced about 6.1 million pounds of uranium from two South Texas properties, 3.5 million pounds from Kingsville Dome and 2.6 million pounds from Rosita.  Additional mineralized uranium materials exist at Kingsville Dome.  The Rosita property is essentially at the end of its productive capacity, although some minor mineralized uranium materials remain that may be produced.  In 1999 we shut-in our production because of depressed uranium prices, and from the  first quarter of 2000 until December 2004 we had no source of revenue and had to rely on equity infusions to remain in business.  During that period we raised a total of approximately $6.5 million allowing us to maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations.  Across this period, we performed ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome via an agreement with the State of Texas and our bonding company that allowed us access to approximately $3.2 million that had been pledged to secure restoration bonds (the “Restoration Agreement”).

Since 2000, the spot price for uranium has increased from $7.10 to $21.75 at March 14, 2005.  In May 2004, we raised approximately $5.9 million by the sale of about 39.3 million shares of Common Stock at $0.15 per share and commenced the development and mining of our Vasquez property in South Texas.  Wellfield injection commenced in October 2004, and we produced approximately 76,200 pounds of uranium in the fourth quarter of 2004 and sold 72,350 pounds in December 2004.

Production from Vasquez in the first three months of 2005 totaled approximately 100,000 pounds.  Our average monthly rate of production (33,000 pounds) is about 50% of that needed to satisfy the annual delivery requirements under our long-term uranium sales contracts.  The Company has experienced certain chemical and permeability obstacles in the Vasquez formation that were not experienced at our Kingsville Dome and Rosita properties.  As a result, our rate of production is lower than projected and our production costs are higher.  We have developed a plan to increase the production rate.  The plan calls for construction of an additional remote ion exchange plant (satellite plant) and the drilling of additional production wells to reduce the distance between our injection and production wells.  Beginning in late November 2004, we began such an in-fill drilling program to evaluate its impact on the rate of extraction. We reduced the spacing between wells on a portion of the wellfield, and grades increased dramatically. As a result, we are now implementing the program in all existing wellfields and are designing new wellfields to reflect the closer well spacing.  We also plan to bring on additional wellfields to supply feed to the additional satellite plants sooner than previously projected in order to increase the flow of wellfield solutions.  These actions are expected to provide an increased circulation of wellfield solution and achieve production rates that meet the annual scheduled deliveries under our delivery contracts.  Implementation of the plan is expected to cost between $2 and $2.6 million.  We borrowed $600,000 on March 24, 2005 from five of our stockholders and are actively seeking the additional funding.

During 2005, we plan to continue actively working towards the completion of the Production Area Authorization #3 review by Texas regulators at Kingsville Dome.  See “Legal Proceedings.”   We expect the review will be completed in the fourth quarter of 2005, allowing the commencement of production at Kingsville Dome later this year or early in 2006.  The Company is currently evaluating contracting opportunities for the Kingsville Dome production.

 During 2005, the Company plans to begin an active program to purchase additional uranium resources through the acquisition of known uranium deposits within the South Texas uranium trend.  These small deposits, ranging from 1.5 to 4 million pounds of uranium, are ideally suited for the Company’s satellite plant technology.  The Company plans to feed the resulting production through its currently idle Rosita Plant.  We plan to upgrade the Rosita Plant by the addition of an additional elution circuit and a yellowcake dryer.  In addition, the Company plans to begin an aggressive exploration program in favorable areas along the South Texas uranium trend.  Utilizing our database, the Company has identified a number of uranium target areas.  Discussions are under way to obtain the exploration rights to these properties.  The Company is actively pursuing funding for these projects.

As of December 31, 2004, we had 50 employees, including four geologists, eight engineers and two certified public accountants.  We have field offices at Kingsville Dome, Vasquez, Rosita and Crownpoint, New Mexico.

Uranium Reserves/Mineralized Material

Based on the report of Richard F.  Douglas, Ph.D.  dated March 29, 2004 (“Douglas Report”) our Vasquez property had in-place proven reserves of 2.328 million pounds and probable in-place reserves of 1.413 million pounds.  The Douglas Report estimated that 2.619 million pounds or 70% would be recoverable.  During 2004, we produced approximately 76,200 pounds of uranium from Vasquez, which revises the estimated recoverable pounds remaining at Vasquez at December 31, 2004 to 2.543 million pounds.

In addition, our Kingsville Dome property has 318,000 pounds of probable in place reserves of which 223,000 pounds or 70% is estimated to be recoverable.  The Douglas Report also concludes that our New Mexico properties collectively have about 33 million pounds of in-place mineralized uranium materials.  We are unable to estimate the amount that may be recoverable.  Although not covered by the Douglas Report, we estimate that we have up to an additional 13 million pounds of in-place mineralized uranium materials on our Crownpoint property.

Long-Term Delivery Contracts

The following table provides information concerning the base quantities under our two long-term sales contracts from January 1, 2005 through 2008 plus any escalations provided for in the contracts.  Both contracts have price escalations based upon inflationary indices.

	2005	2006	2007	2008	Total
Number of customers	2	2	2	2
Total long-term deliveries (000’s of pounds)	618	600	600	600	2,418
Total sales (000’s)	$9,072	$7,875	$7,875	$7,875	$32,697
Average sales price per pound	$14.69	$13.13	$13.13	$13.13	$13.52

Overview of the Uranium Industry

The only significant commercial use for uranium is as fuel for nuclear power plants for the generation of electricity.  During 2003, 440 nuclear power plants were operating in the world and consumed an estimated 169 million pounds of uranium.  Worldwide production of uranium in 2003 (the most recent year for which statistics are available) was only about 92 million pounds.  In the United States, there are 104 nuclear power plants that produce about 21% of the electricity used.

Based on reports by the Ux Consulting Company, LLC (“Ux”) and the Uranium Institute (“UI”), since the early 1990s, worldwide uranium production has satisfied only 51% of worldwide demand, and this ratio has also been true in the Western world.  Ux reports that the gap has been filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium (HEU) inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads.  In the period 2005-2010 Ux projects western production to be sufficient to cover only 45% of western demand.

Ux reports that secondary sources combined with uranium production from existing uranium mines will not be sufficient to meet the world’s requirements.  New production will be needed.  Ux projects that the industry will need uranium prices to remain at or near current prices to stimulate the capital investment needed to support such new production.

Spot price is the price at which uranium may be purchased for delivery within one year.  Spot prices have been more volatile historically than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, declining to $7.25 per pound in October 1991, increasing to $16.50 per pound in May 1996 and again declining to $7.10 at December 31, 2000.  The spot price was $21.75 at March 14, 2005.

The following graph shows spot prices per pound from 1983 to March 22, 2005, as reported by Trade Tech and Ux.

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

The in situ leach process was first tested for the production of uranium in the mid-1960s and was first applied to a commercial-scale project in 1975 in South Texas.  It was well established in South Texas by the late 1970’s, where it was employed in about twenty commercial projects, including two operated by us.

In the in situ leach process, groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve.  The resulting solution is pumped to the surface.  The fluid-bearing uranium is then circulated to an ion exchange column on the surface where uranium is extracted from the fluid onto resin beads.  The fluid is then reinjected into the ore body.  When the ion exchange column’s resin beads are loaded with uranium, they are removed and flushed with a salt-water solution, which strips the uranium from the beads.  This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium powder.

We have historically used a central plant for the ion exchange.  In order to increase operating efficiency and reduce future capital expenditures, we began the design and development of wellfield-specific remote ion exchange methodology.  Instead of piping the solutions over large distances through large diameter pipelines and mixing the waters of several wellfields together, each wellfield will be mined using a dedicated satellite ion exchange facility.  This will allow ion exchange to take place at the wellfield instead of at the central plant.  A wellfield consists of a series of injection wells, production (extraction)

wells and monitoring wells drilled in specified patterns.  Wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production.  The satellite facilities allow mining of each wellfield using its own native groundwater.  This eliminates problems associated with progressive buildup of dissolved solids in the groundwater, thereby enhancing mining efficiencies and uranium recoveries.

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

Radioactive Material License.  Before commencing operations in both Texas and New Mexico, we must obtain a radioactive material license.  Under the federal Atomic Energy Act, the United States Nuclear Regulatory Commission has primary jurisdiction over the issuance of a radioactive material license.  However, the Atomic Energy Act also allows for states with regulatory programs deemed satisfactory by the Commission to take primary responsibility for issuing the radioactive material license.  The Commission has ceded jurisdiction for such licenses to Texas, but not to New Mexico.  Such ceding of jurisdiction by the Commission is hereinafter referred to as the “granting of primacy.”

The Texas Department of Health is the permitting agency for the radioactive material license.  For operations in New Mexico, radioactive material licensing is handled directly by the United States Nuclear Regulatory Commission.

See “Description of Properties” and “Legal Proceedings” for the status of our radioactive material license for New Mexico and our Texas properties.

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

Texas has been granted primacy for its UIC programs, and the Texas Commission on Environmental Quality administers UIC permits.  The Texas Commission on Environmental Quality also regulates air quality and surface deposition or discharge of treated wastewater associated with the in situ leach mining process.

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

Properties located in Indian Country and where status as Indian Country is in dispute remain subject to the jurisdiction of the USEPA.  Some of our properties are located in areas that are Indian Country.  In others, the status is in dispute.  For these properties, we are a bystander in a dispute between New Mexico regulators and the USEPA.

See “Description of Properties” and “Legal Proceedings” for a description of the status of our UIC permits in Texas and New Mexico.

Other.  In addition to radioactive material licenses and underground injection control permit, we are also required to obtain from governmental authorities a number of other permits or exemptions, such as for wastewater discharge, for land application of treated wastewater, and for air emissions.

In order for a licensee to receive final release from further radioactive material license obligations after all of its mining and post-mining clean up have been completed, approval must be issued by the Texas Department of Health along with concurrence from the United States Nuclear Regulatory Commission.

In addition to the costs and responsibilities associated with obtaining and maintaining permits and the regulation of production activities, we are subject to environmental laws and regulations applicable to the ownership and operation of real property in general, including, but not limited to, the potential responsibility for the activities of prior owners and operators.

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

The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations as.  The Company has a combination of bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements.  The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”).  The L/C’s relate primarily to our operations at our Vasquez project and amounted to $897,000 and $0, at December 31, 2004 and 2003, respectively.  The L/C’s are collateralized in their entirety by certificates of deposit.

The performance bonds were $2,835,000 on December 31, 2004 and 2003 and related primarily to our operations at Kingsville Dome and Rosita.  USF&G has required that the Company deposit funds collateralizing a portion of the bonds, and we have deposited approximately $335,000 as cash collateral for such bonds.  We are obligated by agreement with the bonding company to increase the cash collateral to an amount equal to 50% of the amount of the bonds, plus an additional $0.50 for each pound of uranium produced until the account accumulates an additional $1.0 million.

We estimate that our actual reclamation liabilities for completed operations at Kingsville Dome and Rosita and current operations at Vasquez at December 31, 2004, are about $4.3 million of which the present value of $3.4 million is recorded as a liability as of December 31, 2004.  Under an agreement reached on March 1, 2004, with the Texas regulatory agencies and our bonding company we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

These financial surety obligations are reviewed and revised periodically by the Texas regulators.

In New Mexico, surety bonding will be required before commencement of mining and will be subject to annual review and revision by the United States Nuclear Regulatory Commission and the State of New Mexico or the USEPA.

Water Rights

Water is essential to the in situ leach process.  It is readily available in South Texas.  In Texas, water is subject to capture, and we do not have to acquire water rights through a state administrative process.  In New Mexico, water rights are administered through the New Mexico State Engineer and can be subject to Indian tribal jurisdictional claims.  New water rights or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where our properties are located, must be obtained by permit from the State Engineer.  Applications may be approved subject to conditions that govern exercise of the water rights.

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

Production History.  Initial production commenced in May 1988.  From then until July 1999, we produced a total of 3.5 million pounds.  Production was stopped in July 1999, because of depressed uranium prices.

Further Development Potential.  We believe that there is a significant quantity of uranium remaining at Kingsville Dome.  We spent about $905,000 in capital expenditures in 2004, a significant portion of which related to upgrading and refurbishing our Kingsville Dome plant and facilities to accommodate processing of production from the Vasquez project.  Other capital expenditures during the year were made primarily for land holding and permitting costs.

Permitting Status.  A radioactive material license and underground injection control permit have been issued.  As new areas are proposed for production, additional authorizations under the area permit are required.  Our Production Area Authorization #3 is being reviewed by the Texas Commission on Environmental Quality.  See “Legal Proceedings.”  The term of the license and underground injection control permit is open-ended.

Restoration and Reclamation.  During 2004, we conducted restoration activities as required by the permits and licenses on this project, spending approximately $256,000 on such activities.  In 2003, we spent about $21,000 in restoration costs.

Rosita

Only minor amounts of uranium remain at this property, and we have no current plans to mine it.  We are conducting restoration and reclamation, of which $315,000 was spent in 2004.  In 2003, we spent about $32,000.

Vasquez

The Property.  We have a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas.  The term expires in February 2008.  The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up  to 10.25% for uranium sales occurring at or above $40.00 per pound.

Development Plan.  We commenced production from this property in October 2004.  We spent about $2.7 million in capital expenditures at Vasquez in 2004.  We produced 76,200 pounds of uranium in 2004 and sold 72,350 pounds.

Permitting Status.  All of the required permits for this property have been received.

New Mexico Properties

General.  We have various interests in properties located in New Mexico.  We have patented and unpatented mining claims, mineral leases and some surface leases.  We have spent $10.9 million to date on permitting for New Mexico.  Additional expenditures will be required and could be material.  We are unable to estimate the amount.  We expect that whatever is spent will occur over multiple years.  See “Legal Proceedings” for a discussion of the current status of our license for New Mexico.

Churchrock

The Property.  The Churchrock project encompasses about 2,200 gross and net acres.  The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos.  None of these parcels lies within the area generally recognized as constituting the Navajo Reservation.  We own the mineral estate in fee for both Section 17 and the Mancos properties.  We own patented mining claims on Section 8.

The surface estate on Section 17 is owned by the United States Government and held in trust for the Navajo Nation.  We have royalty obligations ranging from 5% to 6 1/4% and a 2% overriding royalty obligation to the Navajo Nation for surface use agreements.

Development Plan.  We anticipate that Churchrock will be the first of our New Mexico properties we will develop.  We spent about $124,000 in 2004 for permitting activities and land holding costs and expect to spend between $100,000 and $200,000 for these activities in 2005.

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

Crownpoint

The Property.  The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint.  The Properties consist of 619 gross and 521.8 net acres.  We are currently in negotiations for a lease on a 60% mineral interest in certain of the acreage.

Development Plan.  We spent about $61,000 in 2004 for permitting activities and land holding costs and expect to spend between $100,000 and $200,000 for these activities in 2005.

Water Rights.  We have three pending applications for appropriations of water, which give us the first three “positions in line” on the hearings list for the San Juan Basin.  Certain of the water rights may involve a claim of jurisdiction by the Navajo Nation.

Permitting Status.  See “Legal Proceedings” for a discussion of the radioactive material license for Crownpoint.  The surface estate on Section 19 and 29 is owned by the United States Government and held in trust for the Navajo Nation and may be subject to the same jurisdictional dispute with respect to the UIC permit as for Section 8 and 17 in Churchrock.

West Largo and Roca Honda

In March 1997, we acquired the fee interest in 177,000 acres in northwestern New Mexico.  Several significant occurrences of uranium mineralization are know to be within this acreage, including a uranium mineralized property called the West Largo and a uranium mineralized property called the Rocha Honda.  Significant uranium exploration was conducted by other companies on these properties in the past, and we own the result of these past drilling and exploration programs.

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

Insurance

Our property is covered by various types of insurance including property and casualty, liability and umbrella coverage.  We have not experienced any material uninsured or under insured losses related to our properties in the past and believe that sufficient insurance coverage is in place.  Future losses if sustained would not be material.

Reclaimed Properties

We have completed production and groundwater restoration on our Benavides and Longoria projects in South Texas.  We completed the final stages of surface reclamation on these projects and received full and final release for these sites in 1999.

We acquired the Section 17 leases in the New Mexico Churchrock district from United Nuclear Corporation.  It had conducted underground mining for uranium on Section 17 and had reclaimed these properties.  In the acquisition, we assumed any liability of United Nuclear Corporation for any remaining remediation work that might be required.  The New Mexico Energy Minerals and Natural Resources Department has not determined what, if any, additional remediation would be required under the New Mexico Mining Act.  If more remediation work is required, we believe it would not involve material expenditures.

Item 3.  Legal Proceedings

New Mexico Radioactive Material License

In the State of New Mexico, uranium recovery by in situ leach (“ISL”) technology requires a radioactive material license issued by the United States Nuclear Regulatory Commission (the “NRC” or the “Commission”).  We applied for one license covering almost all properties located in both the Churchrock and Crownpoint districts collectively known as the Crownpoint Uranium Project.  The Commission issued an operating license for the Crownpoint Uranium Project in January 1998 that allowed ISL uranium recovery operations to begin in the Churchrock district.  In mid-1998, the Commission determined that certain Churchrock and Crownpoint residents who requested a hearing had standing to raise certain objections to the license.  An Administrative Law Judge conducted a hearing during 1999.  The Administrative Law Judge upheld the Churchrock Section 8 license and granted our request to defer any dispute on all but the Churchrock Section 8 property, until we make a decision whether to mine these other properties.

The ruling was appealed to the Commission.  On January 31, 2000, the Commission issued an order concurring with the technical, substantive and legal findings of the Administrative Law Judge, but the Commission also determined that we must proceed with the hearing process for the other New Mexico properties beyond Churchrock Section 8.  Subsequently, the hearing process was held in abeyance until 2004 pursuant to NRC supervised settlement negotiations between the parties

In February 2004, the Administrative Law Judge issued an order, which concluded that we must make three specific changes to our submitted restoration action plan for Churchrock Section 8 in order to commence mining operations at Churchrock.  The Commission accepted our petition for review on two of three issues and subsequently overruled the Administrative Law Judge on these issues.  The Administrative Law Judge is proceeding with the hearing on the relevant issues at the remaining three mine sites.  The parties agreed to truncate the number and scope of the issues remaining for consideration at the three sites.  A scheduling order was issued February 9, 2005, and, barring appeals, all briefs on these two issues should be completed and filed by August 15, 2005.  Although the decisions to date have been favorable on all Churchrock Section 8 issues, there can be no assurance that the Crownpoint Uranium Project license will be maintained in its current form.

New Mexico UIC Permit

The State of New Mexico, the USEPA and the Navajo Nation are engaged in a jurisdictional dispute as to which entity has the authority to issue Underground Injection Control (“UIC”) program permits and, in the case of some of the Churchrock and Crownpoint properties, aquifer exemptions required to mine a portion of our Churchrock and Crownpoint properties.  The dispute was taken to the Tenth Circuit Court of Appeals, which in January 2000 decided in favor of USEPA jurisdiction and remanded the issue of whether the Section 8 Churchrock property was a dependent Indian community, as that is a crucial factor in determining whether a Federal UIC permit should be issued.  To date, no decision has been issued by USEPA Region 9 regarding this issue.

On March 3, 2005, the New Mexico Environment Department (“NMED”) sent a letter to USEPA Region 9 requesting that USEPA determine whether the Section 8 Churchrock property is a dependent Indian community.  In this letter, NMED stated that such determination was necessary due to our inquiry into the possibility of requiring a Federal UIC permit for that property and argued that such property was not a dependent Indian community under relevant legal precedent.  We are awaiting further action by USEPA on this issue.

Kingsville Dome Production Area 3

We are involved in a dispute with certain intervenors over whether a hearing is required for a new production area within the boundary of our approved permit area at Kingsville Dome.  In the first quarter of 2000, the District Court of Travis County, Texas ruled that the Texas Natural Resource Conservation Commission’s (now renamed the Texas Commission on Environmental Quality or TCEQ) decision to approve our third production area without granting a hearing to certain intervenors would require further review by that regulatory agency.  In order to expedite the process, we have requested a public hearing to avoid further litigation on the point.  We have also requested a public hearing regarding renewal of our waste disposal well permits at the Kingsville Dome Property.  The public hearing has been scheduled for the first two weeks in August 2005 and we expect it to be concluded and a determination made in the fourth quarter of 2005.

Texas Department of Health Bonding Issues

On January 16, 2003, the Texas Department of Health (“TDH”) requested that we post additional financial security for $3.5 million and threatened enforcement action if we failed to do so.  We objected to the request.  After consultation with the Department and several interim extensions, on March 1, 2004 we entered into a Restoration Performance Agreement with the TDH, the Texas Commission on Environmental Quality and United States Fidelity and Guaranty Insurance Company that resolves the bonding issues.  Through the Restoration Performance Agreement, we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

Certain parties, including the county commissioners of Kleberg County, have challenged the Restoration Agreement.  One of the challengers, Kleberg County, has withdrawn its challenge and has agreed to accept the Company’s groundwater restoration plan under the Restoration Performance Agreement.  Other parties continue that challenge.  Under the agreement, Kleberg County has also agreed to withdraw its request for a public hearing regarding authorization of an additional production area at the Company’s Kingsville Dome property (discussed in the preceding paragraph) and the renewal of waste disposal wells permits at Kingsville Dome.

Other

The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses.  In the ordinary course of business, minor violations may occur; however, these are not expected to cause material expenditures.

Item 4.  Submission of Matters to a Vote of Security Holders

In November 2004, we requested our stockholders to approve by consent action an amendment to our Amended and Restated 1995 Stock Incentive Plan to increase the number of shares that may be issued upon the exercise of options granted under the plan from 4 million shares to 12 million shares.  A quorum was not achieved for the action and the action failed. 51,349,998 shares voted in favor, 3,690,046 shares voted against and 54,800 shares abstained.

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

If we are unable to raise an additional $1.4 to $2 million in the near future, we will not be able to increase the rate of production at Vasquez to the level necessary to meet our delivery requirements under our long-term contracts.

The rate of production from Vasquez is not adequate to satisfy the annual delivery requirements under our long-tern uranium sales contracts.  The cost to implement our plan to increase the production from Vasquez will be approximately $2 to $2.6 million of which we have raised $600,000.  If we are unable to raise the additional funds in the near future, we will be unable to implement the plan and produce sufficient uranium to satisfy our contractual delivery obligations.

Although we believe that our plan to increase production will prove successful there can be no guarantee of success, even if we raise the necessary capital.

Our ability to mine other properties after the Vasquez property is dependant on our ability to raise the necessary capital to do development drilling and finance the necessary infrastructure.

Our plans call for mining the Kingsville Dome property next.  This will require a significant amount of additional capital, which we intend to finance through the issuance of additional equity and/or the incurrence of debt.  Our ability to do so will depend on the price of uranium remaining high and our ability to procure contracts for the sale of the uranium.

Our inability to obtain financial surety would threaten our ability to continue in business.

In order to continue operations at the Vasquez property we expect to be required to post additional financial surety in the range of $1.2 million with the state of Texas in the third quarter of 2005.  We will need to fully cash collateralize any letters of credit we obtain.  If we are unable to post the necessary cash collateral we will not be able to obtain the necessary letters of credit.

We anticipate that our future bonding requirements will increase significantly when future development and production occurs at our sites in Texas and New Mexico.  The amount of the surety for each producing property is subject to annual review and revision by regulators.

More stringent federal and state regulations could adversely affect our business.

If we are unable to obtain or maintain permits or water rights for development of our properties or otherwise fail to manage adequately future environmental issues, our operations could be materially and adversely affected.  We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements and we anticipate that we will be required to continue to do so in the future.  Although we believe our properties comply in all material respects with all relevant permits, licenses and regulations pertaining to worker health and safety as well as those pertaining to the environment, the historical trend toward stricter environmental regulation may continue.

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

Our future uranium production, cash flow and income are dependent upon our ability to mine our current properties and acquire and develop additional reserves.  Reserves at our Kingsville Dome and Rosita production sites were depleted in 1999, although there is the potential for developing additional wellfields at Kingsville Dome.  There can be no assurance that our properties will be placed into production or that we will be able to continue to find and develop or acquire additional reserves.

Competition from better-capitalized companies affects prices and our ability to acquire properties, capital and personnel.

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

Over 52% of our shares of Common Stock is controlled by Principal Stockholders and Management

Over 52% of our Common Stock is controlled by three stockholders of record.  In addition, our directors and officers are the beneficial owners of about 7% of our Common Stock.  This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options.  Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

The Company has 134,732,263 shares of Common Stock currently outstanding, of which 46.7% or 62,979,839 shares are owned by non-affiliates of the Company and are freely transferable.  All of the remaining shares may be sold under a

Registration Statement on Form SB-2.  The availability for sale of such a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock.  The Company has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of the Company’s Common Stock of the sale by them of their shares.

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

mineralized material

A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade. Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

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

probable reserves

Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

recoverable reserves

Reserves that are either proven or probable, are physically minable and can be profitably recovered under conditions specified at the time of the appraisal, based on a positive feasibility study. The calculation of minable reserves is adjusted for potential mining recovery and dilution.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our shares have been quoted on the Over the Counter Bulletin Board since October 15, 2004 and we have been dually quoted on both the OTCBB and the Pink Sheets since that date.  From January 1, 2003 until June 24, 2003, we were quoted on the OTCBB.  From June 25, 2003, until October 15, 2004, we were quoted only on the Pink Sheets.

The following table sets forth the high and low bid prices for the Common Stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2004	$0.88	$0.64
September 30, 2004	0.75	0.36
June 30, 2004	0.33	0.20
March 31, 2004	0.38	0.25
December 31, 2003	0.27	0.12
September 30, 2003	0.29	0.02
June 30, 2003	0.10	0.035
March 31, 2003	0.08	0.04

As of December 31, 2004, we had 134,507,263 shares of Common Stock outstanding.  On that date, there were 202 holders of record.

Dividends

We have never paid any cash or other dividends on our Common Stock, and we do not anticipate paying dividends for the foreseeable future.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Item 6 contains “forward looking statements.”  These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other matters.  The words “believes,” “expects,”  “projects,”  “targets,” “estimates” or similar expressions identify forward-looking statements.  We do not undertake to update, revise or correct any of the forward-looking information.  Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: “Cautionary Statements” beginning on page 10.

Financial Condition and Results of Operations

2004 and 2003 Consolidated Results of Operations

For the years ended December 31, 2004 and 2003, our net losses were $2.7 million and $0.3 million respectively.  The 2004 losses included the start-up costs for the Vasquez project and sales and cost of sales from Vasquez production during the fourth quarter.  During 2004, we sold 72,350 pounds of Vasquez production resulting in revenues of $1.0 million.  There was no uranium sold or revenues generated in 2003.  The cost of sales and related royalties and commissions for Vasquez production sold in 2004 totaled $919,000; and we incurred $607,000 of pre-production and stand-by costs at the Vasquez, Kingsville Dome and Rosita projects that were charged to operations in 2004.  In 2003, there was no cost of sales related to production sold during the year, but we did incur $491,000 of stand-by costs that were charged to operations during 2003.  Accretion and amortization of future restoration costs in 2004 and 2003 totaled $242,000 and $338,000, respectively.  In 2004 and 2003, we charged to earnings the writedown of uranium assets of $46,000 and $340,000, respectively.  We incurred general and administrative charges and corporate depreciation of $2.0 million in 2004 and $884,000 in 2003.  The increase in these charges in 2004 resulted primarily from the increases in activities required to bring the Vasquez project into production during 2004.  In 2003, we recorded the cumulative effect of an accounting change as a result of the adoption of Statement of Financial Accounting Standards No.  143, Accounting for Asset Retirement Obligations (“FAS 143”).

which resulted in an increase to earnings of approximately $1.4 million in 2003.  See “Impact of Recent Accounting Pronouncements” below.

Selected Production, Price and Cost of Uranium Sold Data

	2004	2003
Pounds of uranium produced	76,186	—
Pounds of uranium sold	72,350	—
Average sales price per pound	$13.95	—
Cost of produced pounds sold (1), (2)	$11.76	—
Royalties/commissions per pound	$0.94	—

(1) The cost per pound excludes standby costs incurred in 2004 at Kingsville Dome and Rosita of $440,000 and pre-production operational costs at Vasquez of $167,000.  Such standby and pre-production costs were charged to operating expense in 2004.  It also excludes any amortization of $2.7 million of Vasquez costs capitalized in prior periods and written off prior to 2004.

(2) Cost of produced pounds sold includes plant and wellfield operations costs ($8.50) and depreciation and depletion of capital costs ($3.26).  The estimated future costs of restoring the groundwater and the reclamation and decommissioning of surface and facilities ($1.20/lb.) are treated as a period cost and are not included herein as a cost of production.

Cash Sources and Uses

In 2004, our primary source of cash flow was from financing activities in which we raised $7.3 million from the issuance of approximately 52.2 million shares of our common stock.  Of the cash raised, $6.5 million was from three private placements closed in January, February and May 2004, which resulted in the issuance of approximately 46.1 million shares of our common stock.  In the fourth quarter of 2004, we issued approximately 6.1 million shares of common stock resulting from the exercise of certain outstanding warrants issued in 2000, and we also issued 515,000 shares of our common stock in the connection with the exercise of certain employee stock options.  The cash raised in these transactions was $675,000 and $100,000 respectively.  Additionally, in 2004 our other major source of cash resulted from the sales of uranium under our long-term contracts.  Such sources contributed approximately $668,000 of cash flow in 2004.

Our uses of cash in 2004 were made primarily for expenditures for property, plant and equipment required to commence production at Vasquez of $2.7 million, additions made to Kingsville Dome primarily to ready the facility to process Vasquez production of $905,000 and other property additions in Texas and New Mexico of $340,000.  Other uses of cash included the purchase of certificates of deposit to collateralize the financial surety needs required under the terms of our operating licenses and permits of $831,000 and expenditures used in operations, restoration activities and other changes in working capital of $2.4 million, $572,000 and $183,000, respectively.

In 2003, our primary sources of cash flow were from the issuance of approximately 12.5 million shares of our common stock, which contributed $581,000 of cash flow and the reduction in monies held in long-term certificates that collateralized our financial surety obligations of approximately $996,000 during the year.

Uses of cash in 2003 were primarily for cash used in operations and other working capital needs of $829,000 and $1.1 million, respectively and expenditures for property, plant and equipment at our Texas and New Mexico projects of $341,000.

Liquidity

Severely depressed uranium prices, in mid-1999 caused us to reduce our payroll and shut in our producing properties.  From that time until 2004, the Company had relied on equity infusions to remain in business.  From August 2000 to February 2004, we raised a total of approximately $6.5 million by issuing shares of our Common Stock allowing us to maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations.  During this period, we performed ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome via an agreement with the State of Texas and our bonding company that allowed us access to approximately $3.2 million that had been pledged to secure restoration bonds (the “Restoration Agreement”).

Since 2000, uranium prices have increased from a low of $7.10 per pound to $21.75 as of March 14, 2005.  In August 2003, we signed a sales contract to deliver approximately 300,000 pounds of uranium annually for the years 2005-2008.  In

January 2004, we signed a second uranium supply contract to deliver approximately 300,000 pounds annually for the years 2005-2008.  Each of these contacts contains quantity flexibilities whereby the purchaser may elect to increase or decrease the amount of the uranium delivered each year by 15%.  Both customers exercised the option in 2005 to increase their deliveries bringing the total to be sold to each customer in 2005 to 345,000 pounds of which 72,350 was delivered in 2004.

In May 2004, we raised equity of approximately $5.9 million by the sale of about 39.3 million shares of Common Stock at $0.15 per share and commenced the development and mining of our Vasquez property in South Texas.  Wellfield injection commenced in October 2004, and we produced approximately 76,200 pounds of uranium in the fourth quarter of 2004.  In 2004, we accelerated certain of the 2005 scheduled deliveries under one of our long-term contracts and sold 72,350 pounds in December 2004, which resulted in approximately $1.0 million in revenue in the fourth quarter of 2004.

Our projected cash requirements for 2005 are expected to be approximately $12.5 million and these expenditures are expected to be utilized for ongoing Vasquez production, development and related activities of $8.7 million (which includes ongoing financial surety requirements of $1.2 million required in the third quarter of the year), ongoing groundwater restoration activities at our Kingsville Dome and Rosita projects of approximately $700,000, permitting, licensing and land holding costs for our Texas and New Mexico properties of approximately $800,000 and general and administrative and other costs of approximately $2.3 million.

In 2005, we expect production from the Vasquez project to be sufficient to meet our contracted deliveries of approximately 617,000 pounds.  Such deliveries are expected to generate approximately $9.1 to $10.4 million in revenue during the year.  In order to achieve this expected production level we have developed a revised production plan to increase the production rates at Vasquez.  The revised plan calls for construction of an additional remote ion exchange plant (satellite plant) and the drilling of additional production wells in the wellfields to reduce the distance between our injection and production wells.  We also plan to bring on additional wellfields to supply feed to the additional satellite plant sooner than previously projected, in order to increase the flow of wellfield solutions.  These actions are expected to provide an increased circulation of wellfield solution sufficient to achieve our expected production rate.  In order to fund the needed activities we need to raise an approximate $2.0 to $2.6 million of additional capital in 2005.  We have raised $600,000 through borrowing from five or our stockholders and are actively seeking to raise the balance.  Should the Company be unable to achieve profitable operations or raise additional capital, it may not be able to continue operation.  These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

We have secured financial surety relating to certain of our future restoration and reclamation obligations as required by the State of Texas regulatory agencies.  The Company has had a combination of bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements.  The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”).  The amount of L/C’s issued was $897,000 and $0, at December 31, 2004 and 2003, respectively and the L/C’s are collateralized in their entirety by certificates of deposit.  The amount of performance bonds issued was $2,835,000 on December 31, 2004 and 2003 and USF&G has required that the Company deposit funds collateralizing a portion of the bonds.  The amount of bonding issued by USF&G exceeded the amount of collateral by $2,500,000 and $2,434,000 at December 31, 2004 and 2003.  In the event that either provider is required to perform under its financial surety or the financial surety is called by the state agencies, the Company would be obligated to pay any expenditures in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements beginning on page F-8 of this Annual Report on Form 10-KSB.  We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

Impact of Recent Accounting Pronouncements

In March 2004, the EITF reached consensus on Issue 04-3, “Mining Assets: Impairment and Business Combinations.”  EITF 04-3 relates to estimating cash flows used to value mining assets or assess those assets for impairment.  The Company assesses impairment on the projected mine life of each project utilizing existing technology.  The release, which was effective for business combinations and impairment testing after March 31, 2004, did not have a significant impact on the Company’s consolidated financial results.

In November 2004, the FASB issued SFAS No.  151, “Inventory Costs,” which amends the guidance in ARB No.  43, Chapter 4, “Inventory Pricing.”  SFAS No.  151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”) and requires such costs to be recognized as current-period charges.  Additionally, SFAS No.  151 requires that allocation of fixed production overhead costs be based on normal capacity.  The Statement is effective for years beginning after June 15, 2005, with early adoption permitted.  Implementation of the Statement is not expected to have a significant effect on the Company’s financial statements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No.  153, “Exchange of Nonmonetary Assets an amendment of APB Opinion No.  29.” SFAS No.  153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance.  The Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  Implementation of the Statement is not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No.  123 (revised 2004) (SFAS No.  123R) “Share-Based Payments.”  SFAS No.  123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value.  SFAS No.  123R is effective for the Company in the first interim period after December 15, 2005.  The Company expects to adopt the provisions of this statement in 2006 and is currently assessing the effect of SFAS No.  123R on its financial statements.

In December 2002, the FASB issued FAS No.  148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123, (“FAS 148”).  FAS 148 amends FAS 123 to provide alternative transition methods for an entity’s voluntary change in their accounting for stock-based compensation from the intrinsic method to the fair value method under FAS 123.  In addition, FAS No.  148 amends the disclosure requirements of FAS No.  123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company currently plans to continue to account for its stock-based compensation using the intrinsic value method as prescribed by APB No.  25 and will comply with the quarterly disclosure requirements in 2005.

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

As a result of adoption of the FAS 143, the Company recorded a net reduction in its restoration liability of approximately $1.4 million at January 1, 2003.  The Company had previously recorded the undiscounted future estimated restoration costs into expense.  Under FAS 143, future restoration liabilities are usually added to the carrying value of the related asset but the Company recorded them to expense because the associated properties have been fully impaired.  Under FAS 143 the present value of the restoration costs are recorded instead of the undiscounted amount.

Item 7.  Financial Statements

The information called for by this item appears on pages F-1 through F-22.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures.

The principal executive and principal financial officers of the Company have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

Item 8B.  Other Information.

On March 28, 2005, the Company borrowed $600,000 pursuant to a Note Purchase Agreement dated March 24, 2005.  The lenders are five (5) stockholders of the Company.  The Notes are unsecured, mature on March 24, 2006 and bear interest at the rate of 10% per annum.  The proceeds will be used to commence the new development plan for Vasquez and for general and administrative expenses.

PART III

Pursuant to Instruction E(3) to Form 10-KSB, Items 9, 10, 11, 12 and 14 are omitted because we intend to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of our fiscal year.  The information required by such items will be included in the definitive proxy statement filed for our 2005 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 9.  Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits

See Index to Exhibits on page E-1 for a listing of the exhibits filed as part of this Annual Report.

Item 14.  Principal Accountant Fees and Services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005

URANIUM RESOURCES, INC.

	By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT
Paul K. Willmott,	March 30, 2005
Director, President and Chief Executive Officer

/s/ THOMAS H. EHRLICH
Thomas H. Ehrlich,	March 30, 2005
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LELAND O. ERDAHL
Leland O. Erdahl, Director	March 30, 2005

/s/ GEORGE R. IRELAND
George R. Ireland, Director	March 30, 2005

URANIUM RESOURCES, INC.  AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
For The Years Ended December 31, 2004 and 2003

The accounts of the Company are maintained in United States dollars.  All dollar amounts in the financial statements are stated in United States dollars except where indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Uranium Resources, Inc.:

Lewisville, Texas

We have audited the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses due to depressed uranium prices and future working capital requirements are dependent on the Company’s ability to generate profitable operations or raise additional capital. Should the Company not be able to generate profitable operations or raise additional capital, the Company may not be able to continue operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company adopted, effective January 1, 2003, Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

HEIN & ASSOCIATES LLP

Dallas, Texas

March 25, 2005

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$268,866	$309,625
Receivables, net	369,494	25,250
Uranium and materials/supplies inventory	45,151	65,397
Prepaid and other current assets	108,799	13,371
Total current assets	792,310	413,643
Property, plant and equipment, at cost:
Uranium properties	45,456,483	41,788,721
Other property, plant and equipment	276,271	254,960
Less-accumulated depreciation, depletion and impairment	(41,424,883)	(41,359,799)
Net property, plant and equipment	4,307,871	683,882
Other assets	259,532	—
Long-term investment:
Certificate of deposit, restricted	1,232,067	401,120
	$6,591,780	$1,498,645

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2004	2003
Current liabilities:
Accounts payable	$505,591	$107,136
Current portion of restoration reserve	1,200,327	83,000
Accrued interest and other accrued liabilities	195,604	108,358
Current portion of long-term debt	135,000	—
Total current liabilities	2,036,522	298,494
Other long-term liabilities and deferred credits	3,551,844	4,680,943
Long-term debt, less current portion	450,000	585,000
Commitments and contingencies (Notes 1, 2, 3, 4,5, and 11)
Shareholders’ equity (deficit):
Common stock, $.001 par value, shares authorized: 2004 - 200,000,000; 2003 - 100,000,000 shares issued and outstanding (net of treasury shares): 2004-134,507,263; 2003-81,824,193	134,660	81,977
Paid-in capital	60,530,994	53,211,487
Accumulated deficit	(60,102,822)	(57,349,838)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity (deficit)	553,414	(4,065,792)
	$6,591,780	$1,498,645

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003
Revenues:
Uranium sales—	$1,009,283	$—
Total revenue	1,009,283	0
Costs and expenses:
Cost of uranium sales-
Royalties and commissions	67,956	—
Operating expenses	1,194,938	461,992
Provision (credit) for restoration and reclamation costs	—	(32,269)
Accretion/amortization of restoration reserve	241,810	338,242
Depreciation and depletion	263,380	29,299
Writedown of uranium properties and other uranium assets	46,188	340,287
Total cost of uranium sales	1,814,272	1,137,551
Loss from operations before corporate expenses	(804,989)	(1,137,551)
Corporate expenses—
General and administrative	1,999,394	879,755
Depreciation	7,033	3,949
Total corporate expenses	2,006,427	883,704
Loss from operations	(2,811,416)	(2,021,255)
Other income (expense):
Interest expense	(8,122)	(17,359)
Interest and other income, net	66,554	261,673
Loss before accounting change	(2,752,984)	(1,776,941)
Cumulative effect of accounting change, net of tax	—	1,447,070
Net loss	$(2,752,984)	$(329,871)

Loss before accounting change per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Cumulative effect of accounting change per common share:
Basic	—	$0.02
Diluted	—	$0.02
Net loss per common share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balances, December 31, 2002	69,329,193	$69,482	$52,642,982	$(57,019,967)	$(9,418)
Net loss	—	—	—	(329,871)	—
Common stock issuance	12,495,000	12,495	568,505	—	—
Balances, December 31, 2003	81,824,193	$81,977	$53,211,487	$(57,349,838)	$(9,418)
Net loss	—	—	—	(2,752,984)	—
Common stock issuance	52,206,570	52,206	7,224,634	—	—
Common stock issued for deferred compensation	476,500	477	94,823	—	—
Balances, December 31, 2004	134,507,263	$134,660	$60,530,994	$(60,102,822)	$(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003
Cash flows from operations:
Net loss	$(2,752,984)	$(329,871)
Reconciliation of net loss to cash used in operations—
Provision (credit) for restoration and reclamation costs	—	(32,269)
Cumulative effect of accounting change	—	(1,447,070)
Accretion/amortization of restoration reserve	241,810	338,242
Depreciation and depletion	270,413	33,248
Writedown of uranium properties and other assets	46,188	340,287
Decrease in restoration and reclamation accrual	(571,705)	—
Deferred compensation	181,888	133,911
Other non-cash items, net	226,253	134,778
Cash flow used in operations, before changes in operating working capital items	(2,358,137)	(828,744)
Effect of changes in operating working capital items—
Increase in receivables	(344,244)	(25,250)
(Increase) decrease in inventories	(19,644)	2,076
(Increase) decrease in prepaid and other current assets	(272,765)	(124,629)
Increase (decrease) in payables and accrued liabilities	453,666	(975,401)
Net cash used in operations	(2,541,124)	(1,951,948)
Investing activities:
(Increase) decrease in certificate of deposit, restricted	(830,947)	996,395
Additions to property, plant and equipment—
Kingsville Dome	(905,001)	(79,172)
Rosita	(43,448)	(37,962)
Vasquez	(2,724,312)	(162,865)
Churchrock	(124,037)	(21,612)
Crownpoint	(61,157)	(26,996)
Other property	(87,573)	(12,684)
Net cash provided by (used in) investing activities	(4,776,475)	655,104
Financing activities:
Issuance of Common Stock, net	7,276,840	581,000
Net cash provided by financing activities	7,276,840	581,000
Net increase (decrease) in cash and cash equivalents	(40,759)	(715,844)
Cash and cash equivalents, beginning of year	309,625	1,025,469
Cash and cash equivalents, end of year	$268,866	$309,625

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

URI was formed in 1977 and domesticated in Delaware in 1987.  The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach (“ISL”) or solution mining process.  Historically, the primary customers of the Company have been major utilities who utilize nuclear power to generate electricity.  The Company has been, in the past, involved in a number of significant ISL uranium mining joint venture arrangements and has also provided consulting, plant design and construction expertise to other companies.  At present the Company owns production and development properties in South Texas and development properties in New Mexico.  The Company resumed uranium production in the fourth quarter of 2004 through the start-up of operations at its Vasquez project.  Prior to such operations, the Company had been in production stand-by since the first quarter of 1999 at its Kingsville Dome and Rosita projects.  Groundwater restoration activities have been conducted and are currently ongoing at both Kingsville Dome and Rosita.

Inventories

Uranium and materials and supplies inventory each of the Company’s projects are valued at the lower of average cost or market.

Property, Plant and Equipment

	Property, Plant and Equipment Balances (net) At December 31,
	2004	2003
Uranium plant	$1,873,000	$561,000
Uranium wellfield development	1,670,000	—
Permits and licenses	284,000	—
Mineral rights	274,000	53,000
Other	207,000	70,000
Total	$4,308,000	$684,000

Uranium Properties

Capitalization of Development Costs.  All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized.  Exploration and evaluation costs associated with uranium properties are expensed as incurred until such time that the existence of a commercially minable uranium deposit is confirmed.  All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis.  Any impairment of such costs is recognized through a reduction in the net carrying value of the asset.  (See Note 3—”Uranium Properties—Property Realizability”).

Depreciation and Depletion.  Depletion of uranium mineral interests, permits, licenses and related development costs are computed on a property-by-property basis using the units-of-production method based on each projects pounds of recoverable uranium as estimated periodically by the Company’s geologists and engineers.  Depreciation and depletion is provided on the investment costs, net of salvage value, of the various uranium properties’ production plants and related equipment using the estimated production life of the uranium reserves.  During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties are ceased.  Depreciation and depletion of our plant facilities, machinery and equipment continues, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site.  Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

Other Property

Other property consists of corporate office equipment, furniture and fixtures and transportation equipment.  Depreciation on other property is computed based upon the estimated useful lives of the assets.  Repairs and maintenance costs are expensed as incurred.  Gain or loss on disposal of such assets is recorded as other income or expense as such assets are disposed.

Capitalization of Interest

The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion.  The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized.  No interest was capitalized in the twelve months ended December 31, 2004 and 2003.  Total interest costs in these periods were $8,000 and $17,000, respectively.

Restoration and Reclamation Costs

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality to the pre-existing mine area average quality.  Accruals for the estimated future cost of restoration and reclamation are made on a per-pound basis as part of production costs, or when it is determined by an engineering study that an adjustment to the accrual is required.  During the years ended December 31, 2004 and 2003 the Company adjusted its accrual for restoration and reclamation costs by $318,000 and $(32,000), respectively, as a result of revisions to the Company’s estimates for future restoration and reclamation activities.

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies.  The Company has had a combination of bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements.  The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”).  The amount of L/C’s issued was $897,000 and $0 at December 31, 2004 and 2003, respectively and the L/C’s are collateralized in their entirety by certificates of deposit.  The amount of performance bonds issued was $2,835,000 on December 31, 2004 and 2003 and USF&G has required that the Company deposit funds collateralizing a portion of the bonds.  The amount of bonding issued by USF&G exceeded the amount of collateral by $2,500,000 and $2,434,000 at December 31, 2004 and 2003.  In the event that either provider are required to perform under their financial surety or the financial surety is called by the state agencies, the Company would be obligated to pay any expenditures in excess of the collateral.

Revenue Recognition for Certain Uranium Sales

The Company recognizes revenue from the sale of uranium under which substantially all of its obligations related to the delivery have been completed.

Earnings Per Share

Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share-diluted has been calculated assuming the exercise or conversion of all dilutive securities.  Due to net losses incurred for the two years presented there were no dilutive securities included in any of these years.

The weighted average number of shares used to calculate basic and diluted loss per share was 114,901,282 and 72,774,000 in 2004 and 2003, respectively.  The potential Common Stock that was excluded from the calculation of diluted earnings per share was 9,758,763 and 12,711,162 in 2004 and 2003, respectively.

Unamortized Debt Issuance Costs

Debt discount and related expenses arising from the issuance of debt securities are amortized by the effective interest method.

Consolidated Statements of Cash Flows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Additional disclosures of cash flow information follow:

	Year Ended December 31,
	2004	2003
Cash paid during the period for:
Interest	$0	$9,000

A non-cash transaction occurred in 2004 and such transaction is summarized as follows:

The Company issued 476,500 shares of Common Stock in satisfaction of the conversion of deferred compensation by a Director of the Company.	$95,300

Restricted Cash

At December 31, 2004 and 2003, the Company had pledged certificates of deposit of $1,232,000 and $401,000, respectively, in order to collateralize financial surety required for future restoration and reclamation obligations related to the Company’s South Texas production and development properties.  These funds are not readily available to the Company and are not included in cash equivalents.  During 2003, the Company received funding secured by these assets of approximately $54,000 to conduct restoration activities in South Texas.  In 2003, the collateral and the corresponding accrued liability was reduced by approximately $997,000.

Stock-Based Compensation

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No.  123, Accounting for Stock-Based Compensation, the Company has elected to apply the provisions of Accounting Principles Board Opinion (“APB”) No.  25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans.  Under APB No.  25, compensation is measured as the excess, if any, of the quoted market price of the Company’s Common Stock over its acquisition price at the date of grant.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions.  Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Specifically regarding the Company’s uranium properties, significant estimates were utilized in determining the carrying value of these assets and in the case of producing and development properties the pounds of uranium to be recovered.  The actual values received from the disposition of these assets and the amount of uranium recovered from these projects may vary significantly from these estimates based upon market conditions, financing availability and other factors.

Regarding the Company’s reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs and timing to complete the groundwater restoration and surface reclamation at the Company’s mine sites.  The actual cost to conduct these activities may vary significantly from these estimates.

Risks and Uncertainties

Historically, the market for uranium has experienced significant price fluctuations.  Prices are significantly impacted by global supply and demand, which is affected by the demand for nuclear power, political, and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies.  Increases or decreases in prices received could have a significant impact on the Company’s future results of operations.

The Company has outstanding bond obligations issued on its behalf by USF&G at December 31, 2004 and 2003.  The Company has deposited funds collateralizing a portion of these bonds.  In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, the Company would be obligated to pay USF&G for its expenditures in excess of the collateral.  See “Summary of Significant Accounting Policies—Restoration and Reclamation Costs” for further discussion.

Impact of Recent Accounting Pronouncements

In March 2004, the EITF reached consensus on Issue 04-3, “Mining Assets: Impairment and Business Combinations.”  EITF 04-3 relates to estimating cash flows used to value mining assets or assess those assets for impairment.  The Company assesses impairment on the projected mine life of each project utilizing existing technology.  The release, which was effective for business combinations and impairment testing after March 31, 2004, did not have a significant impact on the Company’s consolidated financial results.

In November 2004, the FASB issued SFAS No.  151, “Inventory Costs,” which amends the guidance in ARB No.  43, Chapter 4, “Inventory Pricing.”  SFAS No.  151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”) and requires such costs to be recognized as current-period charges.  Additionally, SFAS No.  151 requires that allocation of fixed production overhead costs be based on normal capacity.  The Statement is effective for years beginning after June 15, 2005, with early adoption permitted.  Implementation of the Statement is not expected to have a significant effect on the Company’s financial statements.

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No.  153, “Exchange of Nonmonetary Assets an amendment of APB Opinion No.  29.” SFAS No.  153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance.  The Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  Implementation of the Statement is not expected to have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No.  123 (revised 2004) (SFAS No.  123R) “Share-Based Payments.”  SFAS No.  123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value.  SFAS No.  123R is effective for the Company in the first interim period after December 15, 2005.  The Company expects to adopt the provisions of this statement in 2006 and is currently assessing the effect of SFAS No.  123R on its financial statements.

In December 2002, the FASB issued FAS No.  148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement 123, (“FAS 148”).  FAS 148 amends FAS 123 to provide alternative transition methods for an entity’s voluntary change in their accounting for stock-based compensation from the intrinsic method to the fair value method under FAS 123.  In addition, FAS No.  148 amends the disclosure requirements of FAS No.  123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company currently plans to continue to account for its stock-based compensation using the intrinsic value method as prescribed by APB No.  25 and will comply with the quarterly disclosure requirements in 2005.

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

As a result of adoption of the FAS 143, the Company recorded a net reduction in its restoration liability of approximately $1.4 million at January 1, 2003.  The Company had previously recorded the undiscounted future estimated restoration costs into expense.  Under FAS 143, future restoration liabilities are usually added to the carrying value of the related asset but the Company recorded them to expense because the associated properties have been fully impaired.  Under FAS 143 the present value of the restoration costs are recorded instead of the undiscounted amount.  The difference between the present value and the undiscounted amounts of $1,447,000 as of December 31, 2002 appears in the Consolidated Statement of Operations as a cumulative effect of change in accounting principle.  The estimated accretion expense for the change in the present value of the estimated liability recorded for 2004 was ($183,667).

The following table shows the change in the balance of the restoration and reclamation liability during the year ended December 31, 2004 and 2003:

	Year Ended December 31
	2004	2003
Reserve for future restoration and reclamation costs at January 1, 2004	$3,480,656	$3,174,683
Additions	317,675	(32,369)
Costs incurred	(571,705)	—
Accretion expense	183,667	338,242
Reserve for future restoration and reclamation costs at December 31, 2004	$3,410,293	$3,480,656

2.                                      FUTURE OPERATIONS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Because of depressed uranium prices the Company ceased production activities in 1999.  In 1999 and the first quarter of 2000 the Company monetized all of its remaining long-term uranium sales contracts and sold certain of its property and equipment to maintain a positive cash position.  During 2002 and 2003, the Company sought to raise funds to permit it to continue operations until such time uranium prices increased to a level that permitted the Company to resume mining operations.

In July 2002, April 2003 and October 2003 the Company completed three private placements raising an aggregate of $2,429,000 ($2,364,000 net of the costs of the offering), $175,000 and $406,000, respectively through the issuance of 20,336,915, 4,375,000 and 8,120,000 shares of Common Stock, respectively.  In January and February, 2004 we received $675,000 of temporary interim funding from investors by issuing 6,750,000 shares of Common Stock at $0.10 per share.  The funds raised in the private placements were used to fund the non-restoration overhead costs of the Company.  The completion of the private placements resulted in a significant dilution of the current stockholders’ equity in the Company.

On January 16, 2002, the Texas Department of Health requested that we post additional financial security in the amount of $3.5 million and threatened enforcement action if we failed to do so.  We objected to the request.  After consultation with the Department and several interim extensions, on March 1, 2004 we entered into a Restoration Performance Agreement with the Texas Department of Health, the Texas Commission on Environmental Quality and United States Fidelity and Guaranty Insurance Company that resolves the bonding issues.  Through the Restoration Performance Agreement, we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

Since 2000, the market price of uranium has risen steadily, with the average price increasing from $8.15 per pound in 2000 to $18.26 in 2004.  The spot price of uranium at March 14, 2005 was $21.75 per pound and the long-term contract price was $27.00 per pound.  With these increases in uranium prices, the Company signed a long-term uranium delivery contract in 2003 and another in 2004 and in May 2004 was able to raise $5,898,000 in gross proceeds in a private placement by issuing 39,317,005 shares of Common Stock at $0.15 per share.  The proceeds from this offering enabled the Company to, among other things resume production activities by starting up its Vasquez project.  Production of uranium at the Vasquez project commenced in the fourth quarter of 2004.

Should the Company be unable to achieve profitable operations or raise additional capital to bring on new uranium projects, it may not be able to continue operations.  The accompanying financial statements do not purport to reflect or provide for the consequences of discontinuing operations.  In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amount that may be allowed for claims and contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business.  These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.

3.                                      URANIUM PROPERTIES

Property Realizability

The Company’s potential illiquidity in recent years necessitated a reevaluation of the Company’s method of valuing its uranium properties for accounting purposes.  Prior to the fourth quarter of 1999, the Company had valued its uranium properties on a held for production basis, i.e., assuming that each property would be ultimately placed into production.  During the period of the Company’s potential illiquidity, the Company determined that the liquidation value of the physical assets of each property best represented the fair market value of its long-term assets, and this valuation was used in determining the amount of impairment applicable to each of the Company’s uranium properties.  In 2004, the Company utilized the assumption that its uranium properties should be evaluated based upon their future production potential.

The Company applied the discounted cash flow method for valuing the properties, because it represented the most reasonable method available.  Under this method, the Company reduced the carrying value of its uranium properties by $340,000 in 2003.

Vasquez Property

The Company holds a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas.

On March 22, 2004, the lawsuit over the validity of these leases was settled.  The Court of Appeals for the Fourth District in San Antonio, Texas affirmed the decision of the trial court on summary judgment that our leases were in full force and effect and awarding us our attorney’s fees.  The landowners and the intervenor have decided not to pursue the matter further and have accepted the judgment of the Court of Appeals.  The landowners have also agreed to a new lease on the property extending the term of the lease to February 2008, in exchange for which the Company has agreed to forego the award of attorney’s fees.  The leases provide for royalties based on uranium sales.

In May 2004, the Company raised $5,898,000 through the issuance of 39,317,005 shares of Common Stock at $0.15 per share.  The proceeds from this offering enabled the Company to, among other things resume production activities by starting up the Vasquez project.  Pre-production activities began in May 2004 resulting in the commencement of production of uranium at Vasquez in the fourth quarter of 2004.  Cost of uranium sales in 2004 in the Consolidated Statements of Operations includes $167,000 of pre-production costs incurred to ready the facility for production.

The net carrying value of the property was approximately $2,477,000 at December 31, 2004.  Such assets consisted of mineral rights, permits/licenses, wellfield development, plant buildings/uranium processing/drying facilities and restoration and other equipment of $91,000, $49,000, $1,670,000, $641,000 and $26,000 respectively in 2004.  The net carrying value of the property was zero at December 31, 2003.  The Company has recorded impairment provisions in the year ended December 31, 2003 of approximately $163,000 for the Vasquez property.

Kingsville Dome Property

In 1981, the Company acquired an exploration property in South Texas, known as Kingsville Dome, from Exxon Corporation.  After significant production in 1988-1990, the property was put on a standby basis because of low uranium spot prices and production ceased in September 1990.

Wellfield development activities began in December 1995 at Kingsville Dome, which lead to the resumption of production at the property in March 1996.  The Company ceased uranium production operations in the first quarter of 1999 and the property was placed on standby.

Cost of uranium sales in 2004 and 2003 in the Consolidated Statements of Operations includes $334,000 and $239,000, respectively of costs incurred to maintain the facility while Kingsville Dome was on standby and not in production.  At December 31, 2004, the Company believes that the property contains a significant amount of undeveloped mineralized uranium material.  The Company is currently engaged in a public hearing regarding certain permitting issues involving this property.  The Company has recorded impairment provisions in the years ended December 31, 2004 and 2003 of approximately $13,000 and $79,000, respectively, for the Kingsville Dome property.  The net carrying value of the property was approximately $1,298,000 and $417,000 at December 31, 2004 and 2003 respectively.  Such assets consisted of mineral rights, permits/licenses, plant buildings/uranium processing/drying facilities and restoration and other equipment of $127,000, $91,000, $1,056,000 and $24,000 respectively in 2004 and consisted of plant buildings, uranium processing and drying facilities of $378,000 and restoration and other equipment of $39,000, respectively in 2003.

Rosita Property

In late 1985, the Company acquired several lease holdings in a uranium prospect (“Rosita”) in South Texas.  Construction and development activities began in the first quarter of 1990 and were completed in September 1990 with production commencing immediately thereafter.  The property was originally put on a standby basis and production ceased in March 1992.

Wellfield development activity began in early 1995 at Rosita, which lead to the resumption of production at the property in June 1995.  The Company ceased uranium production operations in the first quarter of 1999 and the property was placed on standby.

Cost of uranium sales in 2004 and 2003 in the Consolidated Statements of Operations includes $105,000 and $234,000, respectively of costs incurred to maintain the facility while Rosita was on standby and not in production.  The Company has recorded impairment provisions in the years ended December 31, 2004 and 2003 of approximately $34,000 and $38,000, respectively for the Rosita property.  The net carrying value of the property at December 31, 2004 and 2003 was approximately $184,000 and $199,000, respectively.  Such assets consisted of plant buildings and uranium processing equipment of $175,000 and $177,000 in 2004 and 2003 respectively and restoration and other equipment of $9,000 and $22,000 in 2004 and 2003 respectively.

Churchrock Properties

In December 1986, the Company acquired properties in the Churchrock region of New Mexico.

In September 1991, an additional 200 acres of leases were obtained in exchange for a future production royalty payment which, based upon the expected selling price of the uranium production, may vary between 5% and 10%.

Permitting activities are currently ongoing on both of these properties.  The net carrying value of these properties was $124,000 at December 31, 2004 and zero at the end of 2003.  The assets consisted of mineral rights and permitting/licensing at December 31, 2004.  The Company has recorded impairment provisions in the year ended December 31, 2003 of approximately $22,000 for the Churchrock properties.

Crownpoint Property

In August 1988, the Company acquired the Crownpoint property, consisting of 163 acres of leases and related equipment and buildings for cash payments of $550,000, amounts payable in future years of $950,000 and a sliding scale overriding royalty on future production.  The present value of the future payable amount, $407,054 at December 31, 1996, is recorded as a purchase money obligation.  Additionally, also in 1988, the Company staked 321 acres of claims in the same area.  We are currently in negotiations for a lease on a 60% mineral interest in certain of the acreage.  The net carrying value of these properties was $122,000 and $61,000 at December 31, 2004 and 2003 and consisted primarily of mineral rights, permits/licenses and plant buildings and equipment.  The Company has recorded impairment provisions in the year ended December 31, 2003 of approximately $27,000 for the Crownpoint properties.

West Largo and Roca Honda

In March 1997, the Company acquired the fee interest in 177,000 acres in northwestern New Mexico.  Several significant occurrences of uranium mineralization are known to be within this acreage including the uranium mineralized properties called West Largo and Roca Honda.  Significant uranium exploration was conducted by other companies on these properties in the past and we own the result of these past drilling and exploration programs.

The net carrying value of the property was $15,000 and zero at December 31, 2004 and 2003, respectively.  The Company has recorded impairment provisions in the year ended December 31, 2003 of approximately $12,000 for these properties.

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

In 2004, the Company amended one of the sales contracts to accelerate a portion of the 2005 deliveries into 2004 to provide cash flow from its uranium inventory.  During the fourth quarter of 2004, the Company sold approximately 72,000 pounds of uranium and generated approximately $1 million in revenue from these sales.

The Company must continue to secure new profitable uranium sales contracts in order for it to continue in existence.  Demonstrated profitability under such new contracts will form the basis for the Company to be able to secure the requisite financing/equity infusion to resume production at its other South Texas and New Mexico projects.  The profitability under such new contracts will depend on a number of factors including the cost of producing uranium at the Company’s mining properties, the Company’s ability to produce uranium to meet its sales commitments and the market price of uranium.

5.                                      LONG-TERM DEBT

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

Summary of Long-Term Debt

	At December 31,
	2004	2003
Long-term debt of the Company consists of:
Crownpoint property (Note 3)	$450,000	$450,000
Convertible Note	135,000	135,000
	585,000	585,000
Less—Current portion	135,000	—

Total long-term debt	$450,000	$585,000

Maturities of long-term debt are as follows:

For the Twelve Months Ended:

December 31, 2004	$—
December 31, 2005	$135,000
December 31, 2006	$—
December 31, 2007	$—
December 31, 2008	$—
December 31, 2009 and beyond	$450,000

6.                                      RELATED-PARTY TRANSACTIONS

In November 2004, the Company raised an additional $100,000 of equity by the issuance of 514,565 shares of Common Stock at $0.20 and $0.19 per share to an executive officer and director of the Company upon the exercise of outstanding stock options.

In June and December 2004, the Company issued a total of 476,500 shares of Common Stock at $0.20 per share to a director of the Company upon his election to convert deferred compensation.

7.                                      SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

Common Stock Issued in 2003

In April 2003, the Company raised $175,000 of equity by the issuance of 4,375,000 shares of Common Stock at $0.04 per share to a group of private investors.

In October 2003, the Company raised an additional $406,000 of equity by the issuance of 8,120,000 shares of Common Stock at $0.05 per share to a group of private investors.

Common Stock Issued in 2004

In January 2004, the Company raised $350,000 of equity by the issuance of 3,500,000 shares of Common Stock at $0.10 per share to a group of private investors.

In February 2004, the Company raised an additional $325,000 of equity by the issuance of 3,250,000 shares of Common Stock at $0.10 per share to a group of private investors.

In May 2004, the Company raised an additional $5,898,000 of equity by the issuance of 39,317,005 shares of Common Stock at $0.15 per share to a group of private investors.

In November 2004, the Company raised an additional $100,000 of equity by the issuance of 514,565 shares of Common Stock at $0.20 and $0.19 per share to an executive officer and director of the Company upon the exercise of outstanding stock options.

In the fourth quarter of 2004, the Company raised an additional $675,000 of equity by the issuance of 5,625,000 shares of Common Stock at $0.12 upon the exercise of Warrants that were issued in August 2000.

In June and December 2004, the Company issued a total of 476,500 shares of Common Stock at $0.20 per share to a director of the Company upon his election to convert deferred compensation.

Increase in Authorized Shares

In January 2004, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the “Common Stock”), from 100,000,000 to 200,000,000.

Stock Options

Employee Stock Options

On June 2, 2004, the Board of Directors of the Company, subject to obtaining the approval of stockholders, adopted an amendment to the Company’s 1995 Stock incentive Plan to increase the number shares of Common Stock subject to the 1995 Plan to 12,000,000; and the Compensation Committee of the Board of Directors issued to executive officers, subject to stockholder approval of the increase in shares eligible for issuance under the 1995 Plan, incentive stock options to purchase 6,028,000 shares at a price of $0.29 per share and non-qualified options to purchase 722,000 shares at $0.29 per share.

On June 2, 2004, the Board of Directors, subject to obtaining the approval of stockholders, adopted and approved the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) for key employees of the Company.  The 2004 Plan enables the Company to provide incentives to employees to perform well in a difficult and rapidly changing environment in the uranium mining industry.  The 2004 Plan originally authorized grants of incentive stock options and non-qualified options to purchase up to an aggregate of 2,000,000 shares of Common Stock.  On December 9, 2004, the Board of Directors adopted an amendment increasing the number of shares subject to the 2004 Plan to 7,000,000.  In November 2004, options to purchase 988,000 shares at a price of $0.74 were granted to non-executive employees of the Company, and in December 2004, an option to purchase 2,000,000 shares at a price of $0.84 was granted to an executive employee of the Company.  At December 31, 2004, none of these options had been exercised or cancelled.

Directors Stock Options

On June 19, 2001, the Company granted options to certain directors of URI to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $0.22 per share.  The grants were comprised of 200,000 options to replace the options that expired and were canceled in 2001 and 100,000 options granted to a newly elected director.  All such options are immediately exercisable and are scheduled to expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first.  None of these options has been exercised and 100,000 of these options were cancelled as of December 31, 2004.

On June 2, 2004 the Company adopted the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”).  Under the 2004 Directors’ Plan, each non-employee director on the date the Plan was adopted was granted an option to purchase three hundred thousand (300,000) shares of Common Stock.  Each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase 100,000 shares of Common Stock and, each Non-Employee Director shall be granted an option to purchase one hundred thousand (100,000) shares either, (a) upon his or her reelection at an annual meeting of the Company’s stockholders or (b) in any calendar year in which an annual meeting of stockholders is not held, on June 1 of such year.  The 2004 Directors’ Plan replaces an earlier plan that expired in 2004.  At December 31, 2004, there were outstanding options for the exercise of 32,000 shares under the old plan.

Each of the two non-employee directors holds options covering 300,000 shares at an exercise price of $0.29 per share under the 2004 Directors’ Plan at December 31, 2004.

Options Issuable for Deferred Compensation

The Company has a 1999 Deferred Compensation Plan (the “1999 Plan”) and Deferred Compensation Plans for 2000-2001, 2002, 2003 and 2004 (the “2000-2004 Plans”) whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2004.

Under the 1999 Deferred Compensation Plan (the 1999 Plan”), executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary.  At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock.  A total of approximately $242,000 was deferred under the 1999 Plan of which $133,450 was paid by issuing 355,861 shares of Common Stock at $0.375 per share.  As of December 31, 2004, approximately $108,000 remains outstanding as deferred compensation under the 1999 Plan.

Under the 2000-2004 Plans, the executive officers and directors were permitted to defer up to 100% of their 2000, 2001, 2002, 2003 and 2004 salary with payment thereof to be made on January 11, 2006.  On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share.  A total of $829,000 was deferred under the 2000-2004 Plans of which $95,300 was paid in 2004 by issuing 476,500 shares of Common Stock at $0.20 per share.  As of December 31, 2004, approximately $734,000 remains outstanding as deferred compensation under the 2000-2004 Plans.

Market for Common Stock

From August 22, 2001 until June 24, 2003, we were quoted on the OTC Bulletin Board (“OTCBB”).  From June 25, 2003 until October 14, 2004 we have were quoted on the Pink Sheets.  Since October 15, 2004, we have been quoted on both the OTCBB and the Pink Sheets.

8.                                      STOCK-BASED COMPENSATION PLANS

The Company has five stock option plans, the Employees’ Stock Option Plan, the 1995 Stock Incentive Plan, the 2004 Stock Incentive Plan, the Directors’ Stock Option Plan and the 2004 Directors’ Stock Option Plan.  The Company accounts for these plans under APB Opinion No.  25, under which no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with FAS 148, the Company’s net loss and loss per share (“EPS”) for each of the years ended December 31, 2004 and 2003, respectively, would have been adjusted to the following pro forma amounts:

		2004	2003
Net Loss: As reported		$(2,752,984)	$(329,871)
Pro forma stock based compensation costs under the fair value method, net of tax		(27,458)	(138,392)
Pro forma		$(2,780,442)	$(468,263)
	As reported	$(0.02)	$0.00)
Basic EPS:	Pro forma	$(0.02)	$(0.01)
	As reported	$(0.02)	$0.00
Diluted EPS:	Pro forma	$(0.02)	$(0.01)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  The following are the weighted average ranges for assumptions used for grants in 2004: expected volatility of 149%-179% and risk-free interest rates of 4.2%-5.0%.  The range of the expected life of 5.7-9.4 years was used for options granted to the employees and directors.  The weighted average fair value of options granted in 2004 ranged from $0.29 to $0.84 per share.  The following weighted average assumptions used for grants in 2003: expected volatility of 165% and risk-free interest rates of 5.50%.  An expected life of 5.7 years was used for options granted to the employees and directors, respectively.  The weighted average fair value of options granted in 2003 was $0.04.

The Directors’ Stock Option Plan provides for the grant of 20,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company’s annual meeting or at June 1 of each year if no annual meeting is held.  Also, on January 15, 1992, the Board of Directors approved the grant of 577,248 stock options under the Employees’ Stock Option Plan.  All of the previously outstanding options were canceled upon the effectiveness of the new options.  All of the options covered by this grant have been exercised or have expired unexercised at December 31, 2004.

On June 2, 2004 the Company adopted the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”).  Under the 2004 Directors’ Plan, each non-employee director on the date the Plan is adopted shall be granted an option to purchase three hundred thousand (300,000) shares of Common Stock.  Each non-employee Director elected or appointed to the Board of Directors for the first time is granted an option to purchase 100,000 shares of Common Stock and, each Non-Employee Director shall be granted an option to purchase one hundred thousand (100,000) shares either (a) upon his or her reelection at an annual meeting of the Company’s stockholders or (b) in any calendar year in which an annual meeting of stockholders is not held, on June 1 of such year.

On August 10, 1994, the Board of Directors increased the available options under the Employees’ Stock Option Plan and the Directors’ Stock Option Plan to 850,000 and 150,000 options, respectively.  There are 250,200 and 32,000 stock options outstanding under these plans, respectively at December 31, 2004.  On October 11, 1995, the Board of Directors elected to discontinue grants under the Employees’ Stock Option Plan with the adoption of a stock incentive plan covering key employees (the “1995 Stock Incentive Plan”).  The 1995 Stock Incentive Plan provides for the grant of a maximum of 750,000 stock options.  These options may be qualified or nonqualified.  On June 5, 1998, the Company’s stockholders elected to increase the available options under the 1995 Stock Incentive Plan to 1,250,000 options.  During 2000, the Company’s board of directors elected to increase the available options under the 1995 Stock Incentive Plan to 4,000,000, subject to stockholder approval.  Such approval was received in March 2001.  During 2004, the Company’s board of directors elected to increase the available options under the 1995 Stock Incentive Plan to 12,000,000, subject to stockholder approval.  Such approval has not been was received at December 31, 2004.

On June 2, 2004, the Board of Directors, subject to obtaining the approval of stockholders, adopted and approved the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) for key employees of the Company.  The 2004 Plan enables the Company to provide incentives to employees to perform well in a difficult and rapidly changing environment in the Uranium mining industry.  The 2004 Plan originally authorized grants of incentive stock options and non-qualified options to purchase up to an aggregate of 2,000,000 shares of Common Stock.  On December 9, 2004, the Board of Directors adopted an amendment increasing the number of shares subject to the 2004 Plan to 7,000,000.

As of December 31, 2004, there are 2,479,255 options outstanding under the 1995 Stock Incentive Plan and 6,750,000 options that have been granted in 2004 under the 1995 Stock Incentive Plan subject to approval of an increase in the available options under the 1995 Stock Incentive Plan by the stockholders and 2,988,000 granted under the 2004 Stock Incentive Plan.

Additional details about the options granted under the stock option plans are as follows:

			At December 31, 2004
Date of Grant	Exercise Price	Options Granted	Options Available for Exercise	Options Exercised	Options Canceled	Options Outstanding
January 15, 1992	$2.94	617,248	—	327,625	289,623	—
May 22, 1992	$3.00	2,000	—	1,000	1,000	—
Balances at December 31, 1992		619,248	—	328,625	290,623	—
February 26, 1993	$2.50	10,000	—	2,500	7,500	—
May 27, 1993	$3.50	2,000	—	500	1,500	—
Balances at December 31, 1993		631,248	—	331,625	299,623	—
July 11, 1994	$4.38	20,000	—	—	20,000	—
August 10, 1994	$4.25	140,000	—	1,000	139,000	—
December 15, 1994	$5.88	3,000	—	—	3,000	—
Balances at December 31, 1994		794,248	—	332,625	461,623	—
February 24, 1995	$4.13	210,000	100,000	—	110,000	100,000
April 12, 1995	$3.88	10,000	10,000	—	—	10,000
May 26, 1995	$3.75	40,000	20,000	—	20,000	20,000
August 16, 1995	$8.38	100,000	100,000	—	—	100,000
August 31, 1995	$6.88	127,508	40,200	—	87,308	40,200
October 11, 1995	$6.94	35,000	35,000	—	—	35,000
December 19, 1995	$5.50	3,000	2,000	—	1,000	2,000
Balances at December 31, 1995		1,319,756	307,200	332,625	679,931	307,200
February 22, 1996	$9.75	178,810	58,420	—	120,390	58,420
May 29, 1996	$17.00	3,000	2,000	—	1,000	2,000
May 30, 1996	$16.13	75,000	—	—	75,000	—
July 22, 1996	$11.13	50,000	—	—	50,000	—
Balances at December 31, 1996		1,626,566	367,620	332,625	926,321	367,620
February 10, 1997	$7.125	182,405	57,300	—	125,105	57,300
April 1, 1997	$5.50	55,000	55,000	—	—	55,000
May 1, 1997	$5.00	3,000	2,000	—	1,000	2,000
Balances at December 31, 1997		1,866,971	481,920	332,625	1.052,426	481,920
February 23, 1998	$2.9375	172,000	94,000	—	78,000	94,000
June 5, 1998	$2.50	3,000	2,000	—	1,000	2,000
Balances at December 31, 1998		2,041,971	577,920	332,625	1,131,426	577,920
June 18, 1999	$0.25	2,000	2,000	—	—	2,000
Balances at December 31, 1999		2,043,971	579,920	332,625	1,131,426	579,920
September 27, 2000	$0.20	2,250,000	2,026,735	223,265	—	2,026,735
Balances at December 31, 2000		4,293,971	2,606,655	555,890	1,131,426	2,606,655
February 28, 2001	$0.19	475,500	152,800	291,300	31,400	152,800
June 19, 2001	$0.22	20,000	—	—	20,000	—
Balances at December 31, 2001		4,789,471	2,759,455	847,190	1,182,826	2,759,455
Balances at December 31, 2002		4,789,471	2,759,455	847,190	1,182,826	2,759,455
June 1, 2003	$0.04	3,000	400	—	1,000	2,000
Balances at December 31, 2003		4,792,471	2,759,855	847,190	1,183,826	2,761,455
June 2, 2004	$0.29	600,000	—	—	—	600,000
June 2, 2004(1)	$0.29	6,750,000	1,171,876	—	—	6,750,000
November 12, 2004(1)	$0.74	988,000	247,000	—	—	988,000
December 7, 2004(1)	$0.84	2,000,000	500,000	—	—	2,000,000
Balances at December 31, 2004		15,130,471	4,678,731	847,190	1,183,826	13,099,455

(1) Subject to shareholder approval.

The exercise price for the options granted under the stock option plans has been the approximate market price of the Common Stock on the date granted.  The terms of the options provide that no options may be exercised for one year after grant, and then for ratable exercise over the subsequent four-year period, with a total exercisable period of ten years.

The exercise price for the options granted under the 1995 Stock Incentive Plan has been the approximate market price of the Common Stock on the date granted.  The terms of the options are determined by the Board of Directors upon grant;

however, no options may be exercised after a period of ten years.  The weighted average fair value of options granted in 2004 and 2003 was $0.45 and $0.04, respectively.

9.                                      FEDERAL INCOME TAXES

The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2004	2003
Property development costs—net of amortization	$7,860,000	$8,500,000
Accelerated depreciation	75,000	8,000
Restoration reserves	1,303,000	1,213,000
Net operating loss and percentage depletion carryforwards	—	—
Valuation allowance and other—net	(9,238,000)	(9,721,000)
Total deferred income tax asset (liability)	$0	$0

Major items causing the Company’s tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2004		2003
	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax loss	$(2,752,984)	$(329,871)
Pretax loss times statutory tax rate	(936,000)	(34)%	(112,000)	(34)%
Increases in taxes resulting from:
Change in valuation allowance related to changes in temporary differences	936,000	34%	112,000	34%
Income tax benefit	$0	0%	$0	0%

The Company’s net operating loss carryforwards generated in 2004 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax (“AMT”) rates imposed by the Tax Reform Act of 1986.  It is assumed that these deferred tax assets will be realized at such rates.

At December 31, 2004, approximately $48,628,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods.  The Company received refunds of $0 and $138 from prior year’s federal income payments in 2004 and 2003, respectively.

The Company also has available for regular federal income tax purposes at December 31, 2004 estimated net operating loss (“NOL”) carryforwards of approximately $47,593,000 which expire primarily in 2005 through 2025, if not previously utilized.  Following the issuance of the Company’s Common Stock in 2001, use of the Company’s NOL will be severely limited on an annual and aggregate basis.  For this reason, the NOL is not included as a deferred tax asset in the table above.

10.                               OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2004	2003
Reserve for future restoration and reclamation costs, net of current portion of $1,200,000 in 2004 and $83,000 in 2003 (Note 1)	$2,209,966	$3,397,656
Long-term accounts and interest payable	0	27,996
Royalties payable	500,000	500,000
Deferred compensation	841,878	755,291
	$3,551,844	$4,680,943

11.                               COMMITMENTS AND CONTINGENCIES

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

12.                               SUBSEQUENT EVENTS

Long-term Uranium Sales Contracts

The Company currently has two long-term contracts that call for deliveries of 617,650 pounds of uranium in 2005 and 600,000 pounds of uranium in each of the years 2006 through 2008.  In February 2005, the Company renegotiated the pricing on one of the contracts.  The Company expects to realize under these two contracts an average base price of $14.69 per pound for its 2005 deliveries and $13.13 per pound for its 2006 through 2008 deliveries, plus any escalations provided for in the contracts.

Note Purchase Agreement

On March 28, 2005 the Company borrowed $600,000 pursuant to a Note Purchase Agreement dated March 24, 2005. The lenders are five (5) stockholders of the Company, each of whom may be considered an affiliate.  The Notes are unsecured, mature on March 24, 2006 and bear interest at the rate of 10% per annum.  The proceeds will be used to commence the new development plan for Vasquez and for general and administrative expenses.

13.                               DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No.  107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure about the fair value of financial instruments.  The Company is unable to assess the fair value of its debt instrument at December 31, 2003 due to the Company’s financial position and its inability to secure comparable financing.

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

10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333— 00349 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and Restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333— 117653 on July 26, 2004).

10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 300, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.17	2000-2001 Deferred Compensation Plan.

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2003, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2003, SEC File Number 000-17171).

10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

E-1

10.27*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Form 10-QSB dated November 15, 2004, SEC File Number 000-171711). (1)

10.28*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004 (filed with the Company’s Form 10-QSB dated November 15, 2004, SEC File Number 000-171711). (1)

10.29*	Amendment #1 to Exhibit 10.28 (filed with the Company’s Form 0-QSB dated November 15, 2004, SEC File Number 000-171711). (1)

10.30	Amendment #2 to Exhibit 10.28. (1)

10.31	Note Purchase Agreement dated March 24, 2005 and promissory notes issued thereunder.

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

23	Consent of Richard A. Douglas.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Not filed herewith.  Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

(1)                                  Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

E-2