Form 10KSB/A
period 2004-12-31
URANIUM RESOURCES INC /DE/
filed 2005-04-26
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB/A

(Mark
One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Date: April 26, 2005

URANIUM RESOURCES, INC.

	By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT
Paul K. Willmott,	April 26, 2005
Director, President and Chief Executive Officer

/s/ THOMAS H. EHRLICH
Thomas H. Ehrlich,	April 26, 2005
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LELAND O. ERDAHL
Leland O. Erdahl, Director	April 26, 2005

/s/ GEORGE R. IRELAND
George R. Ireland, Director	April 26, 2005

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

Revenue Recognition for Certain Uranium Sales

The Company delivers uranium to its customers at third-party conversion facilities.  The third-party converters warehouse our uranium and transfer title to our customers via book transfer upon instructions supplied by the Company.  The Company recognizes revenue from the sale of uranium when title to the uranium transfers and delivery is completed through such book transfer.

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

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 8-K on April 14, 2005).

4.1*

Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).

10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company’s Form S-8 Registration No. 000-17171 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and Restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-117653 on July 26, 2004).

10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 300, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2003, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2003, SEC File Number 000-17171).

10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

E-1

10.27*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Form 10-QSB dated November 15, 2004, SEC File Number 000-171711). (1)

10.28*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004 (filed with the Company’s Form 10-QSB dated November 15, 2004, SEC File Number 000-171711). (1)

10.29*	Amendment #1 to Exhibit 10.28 (filed with the Company’s Form 0-QSB dated November 15, 2004, SEC File Number 000-171711). (1)

10.30*	Amendment #2 to Exhibit 10.28 (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171). (1)

10.31*

Note Purchase Agreement dated March 24, 2005 and promissory notes issued thereunder (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

23*	Consent of Richard A. Douglas (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Not filed herewith.  Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

(1)                                  Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

E-2