Form 10QSB
period 2005-03-31
URANIUM RESOURCES INC /DE/
filed 2005-05-16
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding

Common Stock, $0.001 par value	134,732,263 as of May 11, 2005

URANIUM RESOURCES, INC.

2004 FIRST QUARTERLY REPORT ON FORM 10-QSB

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$659,377	$268,866

Receivables, net	27,719	369,494
Uranium and materials/supplies inventory	200,350	45,151
Prepaid and other current assets	151,720	108,799
Total current assets	1,039,166	792,310

Property, plant and equipment, at cost:
Uranium properties	46,371,097	45,456,483
Other property, plant and equipment	279,621	276,271
Less-accumulated depreciation, depletion and impairment	(41,747,644)	(41,424,883)
Net property, plant and equipment	4,903,074	4,307,871

Other assets	396,256	259,532
Long-term investment:
Certificate of deposit, restricted	1,258,487	1,232,067
	$7,596,983	$6,591,780

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2005	2004
	(Unaudited)
Current liabilities:
Accounts payable	$707,085	$505,591
Notes payable, stockholders	600,000	—
Current portion of restoration reserve	1,071,602	1,200,327
Accrued interest and other accrued liabilities	356,260	195,604
Current portion of long-term debt	135,000	135,000
Total current liabilities	2,869,947	2,036,522

Other long-term liabilities and deferred credits	3,608,045	3,551,844

Deferred income taxes	14,000	—

Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 1, 2 and 3)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2005—134,732,263; 2004—134,507,263	134,885	134,660
Paid-in capital	60,575,769	60,530,994
Accumulated deficit	(60,046,245)	(60,102,822)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	654,991	553,414
	$7,596,983	$6,591,780

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Uranium sales—	$1,706,461	$—
Total revenue	1,706,461	0
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	115,091	—
Operating expenses	649,507	190,051
Accretion/amortization of restoration reserve	75,098	122,778
Depreciation and depletion	290,499	5,979
Total cost of uranium sales	1,130,195	318,808
Earnings (loss) from operations before corporate expenses	576,266	(318,808)

Corporate expenses—
General and administrative	519,310	324,504
Depreciation	4,109	724
Total corporate expenses	523,419	325,228
Earnings (loss) from operations	52,847	(644,036)

Other income (expense):
Interest expense	(2,497)	(2,019)
Interest and other income, net	20,227	52,104
Net earnings (loss) before income taxes	70,577	(593,951)

Deferred income tax expense	14,000	—
Net earnings (loss)	$56,577	$(593,951)

Net earnings (loss) per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average common shares and common equivalent shares per share date
Basic	134,689,763	85,258,259
Diluted	144,056,720	85,258,259

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net earnings (loss)	$56,577	$(593,951)
Reconciliation of net earnings (loss) to cash provided by (used in) in operations—
Accretion/amortization of restoration reserve	75,098	122,778
Depreciation and depletion	294,608	6,703
Decrease in restoration and reclamation accrual	(239,346)	—
Deferred compensation	—	40,893
Provision for deferred income taxes	14,000	—
Other non-cash items, net	72,630	43,919

Effect of changes in operating working capital items—
Decrease in receivables	341,775	25,250
Increase in inventories	(114,879)	(3,225)
Increase in prepaid and other current assets	(107,584)	(131,707)
Increase in payables and accrued liabilities	362,150	88,015
Net cash provided by (used in) operations	755,029	(401,325)

Investing activities:
Increase in certificate of deposit, restricted	(26,420)	(814)
Additions to property, plant and equipment—
Kingsville Dome	(117,437)	(59,955)
Rosita	(7,500)	(10,233)
Vasquez	(688,263)	(133,251)
Churchrock	(42,934)	(18,639)
Crownpoint	(77,609)	(17,265)
Other property	(4,355)	(649)
Net cash used in investing activities	(964,518)	(240,806)

Financing activities:
Proceeds from borrowings	600,000	—
Issuance of common stock, net	—	675,000
Net cash provided by financing activities	600,000	675,000
Net increase in cash and cash equivalents	390,511	32,869
Cash and cash equivalents, beginning of period	268,866	309,625
Cash and cash equivalents, end of period	$659,377	$342,494

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2004 Annual Report on Form 10-KSB/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2005.

2.             DESCRIPTION OF BUSINESS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since 1988, the company has produced about 6.1 million pounds of uranium from two South Texas properties, 3.5 million pounds from Kingsville Dome and 2.6 million pounds from Rosita.  Additional mineralized uranium materials exist at Kingsville Dome.  The Rosita property is essentially at the end of its productive capacity, although some minor mineralized uranium materials remain that may be produced.  In 1999 the Company shut-in our production because of depressed uranium prices, and from the first quarter of 2000 until December 2004 it had no source of revenue and had to rely on equity infusions to remain in business.  During that period the Company raised a total of approximately $6.5 million allowing it to maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations.  Across this period, the Company performed ongoing restoration and reclamation at certain of our wellfields at Rosita and Kingsville Dome via an agreement with the State of Texas and our bonding company that allowed access to approximately $3.2 million that had been pledged to secure restoration bonds (the “Restoration Agreement”).

Since 2000, the spot price for uranium has increased from $7.10 to $29.00 at May 9, 2005.  In May 2004, the Company raised approximately $5.9 million by the sale of about 39.3 million shares of Common Stock at $0.15 per share and commenced the development and mining of our Vasquez property in South Texas.  Wellfield injection commenced in October 2004, and we produced approximately 76,200 pounds of uranium in the fourth quarter of 2004 and sold 72,350 pounds in December 2004.

Production from Vasquez in the first three months of 2005 totaled approximately 100,000 pounds.  Our average monthly rate of production (33,000 pounds) is about 50% of that needed to satisfy the annual delivery requirements under our long-term uranium sales contracts.  The Company has experienced certain chemical and permeability obstacles in the Vasquez formation that were not experienced at our Kingsville Dome and Rosita properties.  As a result, our rate of production is lower than projected and our production costs are higher.  The Company has developed a plan to increase the production rate.  Implementation of the plan is expected to cost approximately $2.6 million.  We borrowed $600,000 on March 24, 2005 from five of our stockholders (see Note 4. “Notes Payable”) and on May 13, 2005, the Company completed the sale of 3,333,333 shares of common stock, in a private placement at $0.45 per share, receiving cash of $1.5 million (see Note 8. “Subsequent Event”).

3.             CONTRACT COMMITMENTS

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

4.             NOTES PAYABLE

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

5.             STOCK BASED COMPENSATION

The Company has five stock option plans, the Employees’ Stock Option Plan, the 1995 Stock Incentive Plan, the 2004 Stock Incentive Plan, the Directors’ Stock Option Plan and the 2004 Directors’ Stock Option Plan.  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS 148, the Company’s net loss and loss per share (“EPS”) for the three months ended March 31, 2005 and 2004 would have been adjusted to the following pro forma amounts:

		Three Months Ended March 31,
		2005	2004
Net Earnings (Loss): As reported		$56,577	$(593,951)
Pro forma stock based compensation costs under the fair value method, net of tax		(107,478)	(5,239)
Pro forma		$(50,901)	$(599,190)

As reported		$0.00	$(0.01)
Basic EPS:	Pro forma	$0.00	$(0.01)
As reported		$0.00	$(0.01)
Diluted EPS:	Pro forma	$0.00	$(0.01)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  No options were granted in the three months ended March 31, 2005 and 2004.

The FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

6.             ASSET RETIREMENT OBLIGATIONS

As a result of adoption of FAS 143, the Company recorded a net reduction in its restoration liability of approximately $1.4 million at January 1, 2003. The Company had previously recorded the undiscounted future estimated restoration costs into expense. Under FAS 143, future restoration liabilities are usually added to the carrying value of the related asset but the Company has recorded them to expense because the associated properties had been fully impaired.  Under FAS 143 the present value of the restoration costs are recorded instead of the undiscounted amount.

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,
	2005	2004
Reserve for future restoration and reclamation costs beginning of period	$3,410,293	$3,480,656
Additions	161,731	—
Costs incurred	(239,346)	—
Accretion expense	50,091	122,778
Reserve for future restoration and reclamation costs at end of period	$3,382,769	$3,603,434

7.             SHAREHOLDERS’ EQUITY

Equity Infusion

In the first quarter of 2004 the Company sold shares of common stock in the following private placements:

Date	Price per Share	Amount	Shares Issued

February 2004	$0.10	$325,000	3,250,000
January 2004	$0.10	$350,000	3,500,000

Increase in Authorized Shares

In January 2004, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the “Common Stock”), from 100,000,000 to 200,000,000.

8.             SUBSEQUENT EVENT

Equity Infusion

On May 13, 2005, the Company completed the sale of 3,333,333 shares of common stock, in a private placement at $0.45 per share, receiving cash of $1.5 million.  The private placement was made with certain entities in which George R. Ireland, a director of the Company, is an affiliate.  This funding will be used to continue to implement the Company’s plans to increase the production rate at the Company’s Vasquez property.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Item 2 contains “forward-looking statements”.  These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, and other such matters.  The words “believes,” “expects,” “projects,” “targets,” or “estimates” and similar expressions identify forward-looking statements.  The Company does not undertake to update, revise or correct any of the forward-looking information.  Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” in the Company’s 2004 Annual Report on Form 10-KSB/A.

Financial Condition and Results of Operations

Quarter Ended March 31, 2005 and 2004 Consolidated Results of Operations

For the first quarter ended March 31, 2005 and 2004, our results of operations were net earnings of $57,000 and a net loss of ($594,000).  In the first quarter of 2005, we sold 83,280 pounds of Vasquez production resulting in revenues of $1.7 million (including $253,000 from the renegotiation of the contract price of our 2004 sales).  There was no uranium sold or revenues generated in the first quarter of 2004.

Our operating expenses and related royalties and commissions for Vasquez production sold in the first quarter of 2005 totaled $743,000; and we incurred $21,000 of stand-by costs at the Rosita project that was charged to operations.  In the first quarter of 2004, there was no cost of sales related to production sold during the year, but we did incur $190,000 of stand-by costs that were charged to operations.  In the first quarter of 2005 we incurred depreciation and depletion cost of sales from our Vasquez production of $286,000 and $4,000 of stand-by depreciation cost from the Rosita project.  In the first three months of 2004, we incurred depreciation related to stand-by activities of $6,000.  Accretion and amortization of future restoration costs in the first quarters of 2005 and 2004 totaled $75,000 and $123,000, respectively.

We incurred general and administrative charges and corporate depreciation of $519,000 in the first quarter of 2005 and $325,000 for the same period in 2004.  The increase in these charges in 2005 resulted primarily from the increased personnel costs related to Vasquez project activities, increases in insurance premiums and legal fees.

Selected Production, Price and Cost of Uranium Sold Data for the three months ended March 31,

	2005	2004
Pounds of uranium produced	92,830	—
Pounds of uranium sold	83,280	—
Average sales price per pound (1)	$20.49	—
Cost of produced pounds sold (2),(3)	$10.96	—
Royalties/commissions per pound	$1.38	—

(1) Average sales price per pound includes approximately $253,000 in revenue recorded in 2005 related to a renegotiation of the contract price completed in the first quarter of 2005 for pounds sold in 2004.

(2) The cost per pound excludes standby costs incurred in 2005 of $27,000.  Such standby costs of $196,000 were charged to operating expense in 2004.  It also excludes any amortization of $2.7 million of Vasquez costs capitalized in prior periods and written off prior to 2004.

(3) Cost of produced pounds sold includes plant and wellfield operations costs ($7.54) and depreciation and depletion of capital costs ($3.42).  The estimated future costs of restoring the groundwater and the reclamation and decommissioning of surface and facilities ($1.20/lb.) are treated as a period cost and are not included herein as a cost of production.

Cash Sources and Uses

As of March 31, 2005 we have a cash balance of approximately $660,000 compared to $342,000 at the same date in 2004.

In the first quarter of 2005, we generated cash flow from operations of $755,000, primarily from sales of 83,280 pounds of uranium from our Vasquez project.  We also raised $600,000 in financing activities from the issuance of one year notes.

In the first quarter of 2004 we raised $675,000, from two private placements closed in January and February 2004, which resulted in the issuance of 6,750,000 shares of our Common Stock.

Our uses of cash in the first quarter of 2005 were made primarily on expenditures for property, plant and equipment at Vasquez of $688,000, additions to Kingsville Dome of $117,000 and other property additions in Texas and New Mexico of $133,000.  Uses of cash in the first quarter of 2004 were on expenditures for property, plant and equipment at Vasquez of $133,000, additions to Kingsville Dome of $60,000, other property additions in Texas and New Mexico of $48,000 and working capital needs of approximately $400,000.

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

Since 2000, uranium prices have increased from a low of $7.10 per pound to $29.00 as of May 9, 2005.  In August 2003, we signed a sales contract to deliver approximately 300,000 pounds of uranium annually for the years 2005-2008.  In January 2004, we signed a second uranium supply contract to deliver approximately 300,000 pounds annually for the years 2005-2008.  Each of these contacts contains quantity flexibilities whereby the purchaser may elect to increase or decrease the amount of the uranium delivered each year by 15%.  Both customers exercised the option in 2005 to increase their deliveries bringing the total to be sold to each customer in 2005 to 345,000 pounds of which 72,350 was delivered in 2004.

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

In 2005, we expect production from the Vasquez project to be sufficient to meet our contracted deliveries of approximately 617,000 pounds.  Such deliveries are expected to generate approximately $9.1 to $10.4 million in revenue during the year.  In order to achieve this expected production level we have developed a revised production plan to increase the production rates at Vasquez.  The revised plan calls for construction of an additional remote ion exchange plant (satellite plant) and the drilling of additional production wells in the wellfields to reduce the distance between our injection and production wells.  We also plan to bring on additional wellfields to supply feed to the additional satellite plant sooner than previously projected, in order to increase the flow of wellfield solutions.  These actions are expected to provide an increased circulation of wellfield solution sufficient to achieve our expected production rate.  In order to fund the needed activities we need to raise approximately $2.6 million of additional capital in 2005.  We raised $600,000 through borrowings from five or our stockholders in March 2005 and raised an additional $1.5 million on May 13, 2005 from the sale of 3,333,333 shares of the Company’s common stock in a private placement at $0.45 per share.  The private placement was made with certain entities in which George R. Ireland, a director of the Company, is an affiliate.  We are actively seeking to raise the balance of these funds.  Should the Company be unable to achieve profitable operations or raise additional capital, it may not be able to continue operation.  These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-KSB/A.  We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See the Company’s Form 10-KSB/A for period ended December 31, 2004 for discussion regarding legal proceedings.

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

(b)           Reports on Form 8-K

The Company filed a current report on Form 8-K dated January 4, 2005 that announced the update of information regarding the operations at its Vasquez insitu leach property in South Texas, its sales volumes for 2004, the signing of an agreement with local South Texas County officials and decisions issued by the Nuclear

Regulatory Commission on its New Mexico mining projects.

The Company filed a current report on Form 8-K dated March 3, 2005 of a press release announcing its entry into a material definitive agreement whereby the Company renegotiated the pricing on one of its uranium sales contracts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: May 15, 2005	By:	/S/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: May 15, 2005	By:	/S/ Thomas H. Ehrlich
Thomas H. Ehrlich
Vice President - Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 8-K on April 14, 2005).

4.1*

Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company’s Annual Report on Form 10-KA dated July 26, 2001, SEC File Number
000-17171).

10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333- 00349 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-117653 on July 26, 2005).

10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

10.27*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Form 10-QSB dated November 15, 2004, SEC File Number 000-171711). (1)

10.28*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004 (filed

Exhibit Number	Description
with the Company’s Form 10-QSB dated November 15, 2004, SEC File Number 000-171711). (1)

10.29*	Amendment #1 to Exhibit 10.28 (filed with the Company’s Form 10-QSB dated November 15, 2004, SEC File Number 000-171711). (1)

10.30*	Amendment #2 to Exhibit 10.28 (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171). (1)

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