Form 10KSB/A
period 2004-12-31
URANIUM RESOURCES INC /DE/
filed 2005-07-28
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB/A

(AMENDMENT No. 2)

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
Item 8B. Other Information

i

ii

This 10K-SB/A has been filed to restate the financial statements for 2003 and 2004 and, to amend the disclosures (a) under the captions “The Company and Current Plan of Operation,” “Long-Term Delivery Contracts” and Footnote 12, Subsequent Events, in the financial statements regarding obligations under the Company’s long-term contracts, and (b) under the captions “Controls and Procedures” regarding the restatement of the financial statements for 2003 and 2004 to reflect the treatment of two uranium delivery contracts as derivative financial instruments.  No other updates have been made.

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

Production from Vasquez in the first three months of 2005 was less than projected and totaled approximately 100,000 pounds, about half of that needed to satisfy the 2005 delivery requirements under our long-term uranium sales contracts.  We experienced chemical and permeability obstacles in the Vasquez formation that were not experienced at our Kingsville Dome and Rosita properties.  Beginning in November 2004, we developed a plan to address the problems and increase the production rate.  We began constructing a third remote ion exchange plant (satellite plant) and the drilling of additional production wells to reduce the distance between our injection and production wells.  The reduction in spacing of wells on a portion of the wellfield resulted in an increase in grades.  We then implemented the program in the two existing wellfields and designed new wellfields to reflect the closer well spacing.  We expect Wellfield 3 and the third satellite plant to come on line in September 2005 with full benefits realized by October 2005.  We also plan to bring on additional wellfields to supply feed to a fourth satellite plant in November 2005, in order to increase the flow of wellfield solutions.  These actions are expected to provide an increased circulation of wellfield solution and achieve production rates that meet the annual scheduled deliveries under our delivery contracts.  Under our delivery contracts a shortfall in 2005 deliveries (if any) will be made up in 2006, and one-half of 2005 actual production will go to each of the purchasers.

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

Long-Term Delivery Contracts

The following table provides information as of July 15, 2005 concerning the base quantities under our two long-term sales contracts from January 1, 2005 through 2008 plus any escalations provided for in the contracts.  In both contracts the purchase price is escalated based upon the increase from the fourth quarter of 2003 in the Gross Domestic Product Implicit Price Deflator Index published by the US Department of Commerce.  The Index has increased 3.14% since the fourth quarter of 2003 through the first quarter of 2005.  The average sales prices in the following table do not reflect any escalation based on such Index.

	2005		2006	2007	2008	Total
Number of customers	2		2	2	2
Total long-term deliveries (000’s of pounds)	618	*	600	600	600	2,418
Total sales (000’s)	$9,072		$7,875	$7,875	$7,875	$32,697
Average sales price per pound:	$16.85		$13.13	$13.13	$13.13	$13.52

*      or actual production

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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2004 and 2003 have been restated to give effect for fair value accounting of certain uranium sales contracts under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determined that at December 31, 2003, its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of such date, to record these contracts at fair value.

Financial Condition and Results of Operations (as Restated)

2004 and 2003 Consolidated Results of Operations

For the years ended December 31, 2004 and 2003, our net losses were $15.8 million and $3.1 million respectively.  The losses for 2004 and 2003 included non-cash unrealized losses on derivatives of $13.1 million and $2.7 million, respectively, (see narrative below regarding “Derivative Financial Instruments”) and start-up costs for the Vasquez project and sales and cost of sales from Vasquez production during the fourth quarter.  During 2004, we sold 72,350 pounds of Vasquez production resulting in revenues of $1.0 million.  There was no uranium sold or revenues generated in 2003.  The cost of sales and related royalties and commissions for Vasquez production sold in 2004 totaled $919,000; and we incurred $607,000 of pre-production and stand-by costs at the Vasquez, Kingsville Dome and Rosita projects that were charged to operations in 2004.  In 2003, there was no cost of sales related to production sold during the year, but we did incur $491,000 of stand-by costs that were charged to operations during 2003.  Accretion and amortization of future restoration costs in 2004 and 2003 totaled $242,000 and $338,000, respectively.  In 2004 and 2003, we charged to earnings the writedown of uranium assets of $46,000 and $340,000, respectively.  We incurred general and administrative charges and corporate depreciation of $2.0 million in 2004 and $884,000 in 2003.  The increase in these charges in 2004 resulted primarily from the increases in activities required to bring the Vasquez project into production during 2004.  In 2003, we recorded the cumulative effect of an accounting change as a result of the adoption of Statement of Financial Accounting Standards No.  143, Accounting for Asset Retirement Obligations (“FAS 143”).

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

In 2005, we expect production from the Vasquez project to be sufficient to meet our contracted deliveries of approximately 617,000 pounds.  Such deliveries are expected to generate approximately $9.1 to $10.4 million in revenue during the year. We have raised the funds for and implemented a revised production plan to increase the production rates at Vasquez.  See “Description of Business - The Company and Current Plan of Operation”  Should the Company be unable to achieve profitable operations or raise additional capital, it may not be able to continue operation.  These factors raise substantial doubt concerning the ability of the Company to continue as a going concern.

Derivative Financial Instruments

We have determined that at December 31, 2003, our long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and as of such date, are recorded on the balance sheet at fair value. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operation. Such charges in the Company’s derivatives represent non-cash charges to operations for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts.

The initial liability recorded on the balance sheet at December 31, 2003 represents the estimated difference between the contracted sales price and the price to purchase the quantities the Company is obligated to deliver under each of its uranium sales contracts, present valued to the balance sheet date.  The current portion of the unrealized loss on derivatives represents such price difference for those deliveries scheduled within the next year.  Future factors such as changes in uranium market prices, amendments to the delivery terms or prices in the sales contracts, the physical delivery of produced uranium to the contracts and others will impact the amount of the liability.  As deliveries are made from the Company’s mine production, the amount of the liability will be reduced and a corresponding increase to earnings would result.  Changes in uranium prices may have a significant impact on the calculation of the liability in future periods.  An increase in uranium market prices will increase the liability related to the estimated cost of purchasing sufficient material to deliver under these contracts in the future and would result in a charge to earnings in the period of such rising prices.  A decrease in future uranium market prices would reduce the liability and result in a positive earnings impact in the period of falling prices.

Management applies significant judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding uranium prices and market volatilities. Variations in these factors could materially affect amounts credited or charged to operations to reflect the changes in fair market value of derivatives.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures.

The principal executive and principal financial officers of the Company have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date with the exception of a weakness in awareness of proper GAAP reporting for FAS No. 133 Accounting for Derivative Instruments and Hedging Activities which resulted in restatement of the Company’s financial statements for the years ended December 31, 2004 and 2003.  The Company intends to work more diligently to assure that errors of this type do not recur in the future.

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

Date: July 26, 2005

URANIUM RESOURCES, INC.

	By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT
Paul K. Willmott,	July 26, 2005
Director, President and Chief Executive Officer

/s/ THOMAS H. EHRLICH
Thomas H. Ehrlich,	July 26, 2005
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LELAND O. ERDAHL
Leland O. Erdahl, Director	July 26, 2005

/s/ GEORGE R. IRELAND
George R. Ireland, Director	July 26, 2005

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

As described in Note 14 to the financial statements the Company restated its December 31, 2004 and 2003 financial statements to give effect for fair value accounting of certain uranium sales contracts.

HEIN & ASSOCIATES LLP

Dallas, Texas

March 25, 2005 (except with respect to the matter discussed in Note 14, as to which the date is July 21, 2005.)

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2004	2003
	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$268,866	$309,625
Receivables, net	369,494	25,250
Uranium and materials/supplies inventory	45,151	65,397
Prepaid and other current assets	108,799	13,371
Total current assets	792,310	413,643
Property, plant and equipment, at cost:
Uranium properties	45,456,483	41,788,721
Other property, plant and equipment	276,271	254,960
Less-accumulated depreciation, depletion and impairment	(41,424,883)	(41,359,799)
Net property, plant and equipment	4,307,871	683,882
Other assets	259,532	—
Long-term investment:
Certificate of deposit, restricted	1,232,067	401,120
	$6,591,780	$1,498,645

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2004	2003
	(Restated)	(Restated)
Current liabilities:
Accounts payable	$505,591	$107,136
Current portion of restoration reserve	1,200,327	83,000
Accrued interest and other accrued liabilities	$195,604	108,358
Unrealized loss on derivatives, current portion	4,406,134	—
Current portion of long-term debt	135,000	—
Total current liabilities	6,442,656	298,494
Other long-term liabilities and deferred credits	3,551,844	4,680,943

Unrealized loss on derivatives, net of current portion	11,439,976	2,734,338

Long-term debt, less current portion	450,000	585,000
Commitments and contingencies (Notes 1, 2, 3, 4, 5, and 11)
Shareholders’ equity (deficit):
Common stock, $.001 par value, shares authorized: 2004 – 200,000,000; 2003 – 100,000,000 shares issued and outstanding (net of treasury shares): 2004—134,507,263; 20038—81,824,193	134,660	81,977
Paid-in capital	60,530,994	53,211,487
Accumulated deficit	(75,948,932)	(60,084,176)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)
Total shareholders’ deficit	(15,292,696)	(6,800,130)
	$6,591,780	$1,498,645

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003
	(Restated)	(Restated)
Revenues:
Uranium sales—	$1,009,283	$—
Total revenue	1,009,283	0
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	67,956	—
Operating expenses	1,194,938	461,992
Provision (credit) for restoration and reclamation costs	—	(32,269)
Accretion/amortization of restoration reserve	241,810	338,242
Depreciation and depletion	263,380	29,299
Unrealized loss on derivatives	13,111,772	2,734,338
Writedown of uranium properties and other uranium assets	46,188	340,287
Total cost of uranium sales	14,926,044	3,871,889
Loss from operations before corporate expenses	(13,916,761)	(3,871,889)
Corporate expenses—
General and administrative	1,999,394	879,755
Depreciation	7,033	3,949
Total corporate expenses	2,006,427	883,704
Loss from operations	(15,923,188)	(4,755,593)
Other income (expense):
Interest expense	(8,122)	(17,359)
Interest and other income, net	66,554	261,673
Loss before accounting change	(15,864,756)	(4,511,279)
Cumulative effect of accounting change, net of tax	—	1,447,070
Net loss	$(15,864,756)	$(3,064,209)
Loss before accounting change per common share:
Basic	$(0.14)	$(0.06)
Diluted	$(0.14)	$(0.06)
Cumulative effect of accounting change per common share:
Basic	—	$0.02
Diluted	—	$0.02
Net loss per common share:
Basic	$(0.14)	$(0.04)
Diluted	$(0.14)	$(0.04)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock
Balances, December 31, 2002	69,329,193	$69,482	$52,642,982	$(57,019,967)	$(9,418)
Net loss (Restated)	—	—	—	(3,064,209)	—
Common stock issuance	12,495,000	12,495	568,505	—	—
Balances, December 31, 2003 (Restated)	81, 824,193	$81,977	$53,211,487	$(60,084,176)	$(9,418)
Net loss (Restated)	—	—	—	(15,864,756)	—
Common stock issuance	52,206,570	52,206	7,224,634	—	—
Common stock issued for deferred compensation	476,500	477	94,823	—	—

Balances, December 31, 2004 (Restated)	134,507,263	$134,660	$60,530,994	$(75,948,932)	$(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003
	(Restated)	(Restated)
Cash flows from operations:
Net loss	$(15,864,756)	$(3,064,209)
Reconciliation of net loss to cash used in operations—
Provision (credit) for restoration and reclamation costs	—	(32,269)
Cumulative effect of accounting change		(1,447,070)
Unrealized loss on derivatives	13,111,772	2,734,338
Accretion/amortization of restoration reserve	241,810	338,242
Depreciation and depletion	270,413	33,248
Writedown of uranium properties and other assets	46,188	340,287
Decrease in restoration and reclamation accrual	(571,705)	—
Deferred compensation	181,888	133,911
Other non-cash items, net	226,253	134,778

Effect of changes in operating working capital items—
Increase in receivables	(344,244)	(25,250)
(Increase) decrease in inventories	(19,644)	2,076
(Increase) decrease in prepaid and other current assets	(272,765)	(124,629)
Increase (decrease) in payables and accrued liabilities	453,666	(975,401)
Net cash used in operations	(2,541,124)	(1,951,948)
Investing activities:
(Increase) decrease in certificate of deposit, restricted	(830,947)	996,395
Additions to property, plant and equipment—
Kingsville Dome	(905,001)	(79,172)
Rosita	(43,448)	(37,962)
Vasquez	(2,724,312)	(162,865)
Churchrock	(124,037)	(21,612)
Crownpoint	(61,157)	(26,996)
Other property	(87,573)	(12,684)
Net cash provided by (used in) investing activities	(4,776,475)	655,104
Financing activities:
Issuance of Common Stock, net	7,276,840	581,000
Net cash provided by financing activities	7,276,840	581,000
Net increase (decrease) in cash and cash equivalents	(40,759)	(715,844)
Cash and cash equivalents, beginning of year	309,625	1,025,469
Cash and cash equivalents, end of year	$268,866	$309,625

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

Derivative Financial Instruments

The Company has determined that at December 31, 2003, its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and as of such date, are recorded on the balance sheet at fair value. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts.

Management applies significant judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding uranium prices and market volatilities. Variations in these factors could materially affect amounts credited or charged to operations to reflect the changes in fair market value of derivatives.

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

The following table shows the change in the balance of the restoration and reclamation liability during the year ended December 31, 2004 and 2003:

	Year Ended December 31
	2004	2003
Reserve for future restoration and reclamation costs at January 1	$3,480,656	$3,174,783
Additions	317,675	(32,369)
Costs incurred	(571,705)	—
Accretion expense	183,667	338,242
Reserve for future restoration and reclamation costs at December 31	$3,410,293	$3,480,656

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

The following table provides information concerning the base quantities under our two long-term sales contracts from January 1, 2005 through 2008 plus any escalations provided for in the contracts. In both contracts the purchase price is escalated based upon the increase from the fourth quarter of 2003 in the Gross Domestic Product Implicit Price Deflator Index published by the US Department of Commerce.  The Index has increased 3.14% since the fourth quarter of 2003 through the first quarter of 2005.

	2005	2006	2007	2008	Total
Number of customers	2	2	2	2
Total long-term deliveries	618	600	600	600	2,418
(000’s of pounds)
Total sales (000’s)	$9,072	$7,875	$7,875	$7,875	$32,697
Average sales price per pound	$14.69	$13.13	$13.13	$13.13	$13.52

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

Derivative Financial Instruments

The Company has determined that at December 31, 2003, its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of such date, to record these contracts at fair value.  The Company does not enter into hedge transactions with respect to its uranium sales contracts and the fair value loss represents the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts.

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

	2004	2003
	(Restated)	(Restated)
Net Loss: As reported	$(15,864,756)	$(3,064,209)
Pro forma stock based compensation costs under the fair value method, net of tax	(27,458)	(138,392)

Pro forma	$(15,892,214)	$(3,202,601)
As reported	$(0.14)	$(0.04)
Basic EPS: Pro forma	$(0.14)	$(0.04)
As reported	$(0.14)	$(0.04)
Diluted EPS: Pro forma	$(0.14)	$(0.04)

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

9.                                      FEDERAL INCOME TAXES

The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2004	2003
Property development costs—net of amortization	$7,860,000	$8,500,000
Accelerated depreciation	75,000	8,000
Restoration reserves	1,303,000	1,213,000
Net operating loss and percentage depletion carryforwards	—	—
Valuation allowance and other—net	(9,238,000)	(9,721,000)
Total deferred income tax asset (liability)	$0	$0

Major items causing the Company’s tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2004		2003
	(Restated)		(Restated)
	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax loss	$(15,864,756)		$(3,064,209)
Pretax loss times statutory tax rate	(5,394,000)	(34)%	(1,042,000)	(34)%
Increases in taxes resulting from:
Change in valuation allowance related to changes in temporary differences	5,394,000	34%	1,042,000	34%
Income tax benefit	$0	0	$0	0

The Company’s net operating loss carryforwards generated in 2004 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax (“AMT”) rates imposed by the Tax Reform Act of 1986.  It is assumed that these deferred tax assets will be realized at such rates.

At December 31, 2004, approximately $56,225,000 of percentage depletion (available for regular tax purposes) had not been utilized to shelter book income and is available to carry forward to future accounting periods.  The Company received refunds of $0 and $138 from prior year’s federal income payments in 2004 and 2003, respectively.

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

12.                               SUBSEQUENT EVENTS

Long-term Uranium Sales Contracts

The Company currently has two long-term contracts, each of which calls for deliveries of one half of our 2005 production up to an aggregate of 617,650 pounds of uranium in 2005 and 600,000 pounds of uranium in each of the years 2006 through 2008.  In 2005, the Company renegotiated the pricing on these contracts for 2005 deliveries.  The Company expects to realize under these two contracts an average base price of $16.85 per pound for its 2005 deliveries and $13.13 per pound for its 2006 through 2008 deliveries, plus any escalations provided for in the contracts.

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

On May 13, 2005, the Company issued 3,333,333 shares of Common Stock and received $0.45 per share, an aggregate of $1.5 million, in a private placement.  The purchasers were two private investment partnerships managed by George R. Ireland, a director of the Company.  The Company agreed to register the resale of the shares.  The Company used the proceeds to continue with its development plan for its Vasquez property.

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

14.          RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2004 and 2003 have been restated to give effect for fair value accounting of certain uranium sales contracts under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determined that at December 31, 2003, its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement and reporting purposes, and the financial statements have been restated as of such date, to record these contracts at fair value.

The impact of such restatement to the financial statements at December 31, 2004 are:

	As Originally Presented	As Restated

Consolidated Balance Sheet
Liabilities and Shareholders Equity (Deficit)

Unrealized loss on derivatives, current portion	$—	$4,406,134
Total current liabilities	$2,036,522	$6,442,656
Unrealized loss on derivatives, net of current portion	$—	$11,439,976
Accumulated deficit	$(60,102,822)	$(75,948,932)
Total shareholders equity (deficit)	$553,414	$(15,292,696)

Consolidated Statement of Operations

Unrealized loss on derivatives	$—	$13,111,772
Total cost of uranium sales	$1,814,272	$14,926,044
Loss from operations before corporate expenses	$(804,989)	$(13,916,761)
Loss from operations	$(2,811,416)	$(15,923,188)
Loss before accounting change	$(2,752,984)	$(15,864,756)
Net loss	$(2,752,984)	$(15,864,756)

Loss before accounting change per common share:
Basic and Fully Diluted	$(0.02)	$(0.14)
Net loss per common share:
Basic and Fully Diluted	$(0.02)	$(0.14)

Consolidated Statement of Shareholders Equity (Deficit)
Accumulated Deficit

Net Loss	$(2,752,984)	$(15,864,756)
Accumulated deficit	$(60,102,822)	$(75,948,932)

Consolidated Statement of Cash Flows

Net loss	$(2,752,984)	$(15,864,756)
Unrealized loss on derivatives	$—	$13,111,772

The impact of such restatement to the financial statements at December 31, 2003 are:

	As Originally Presented	As Restated
Consolidated Balance Sheet
Liabilities and Shareholders Equity (Deficit)

Unrealized loss on derivatives, net of current portion	$—	$2,734,338
Accumulated deficit	$(57,349,838)	$(60,084,176)
Total shareholders equity (deficit)	$(4,065,792)	$(6,800,130)

Consolidated Statement of Operations

Unrealized loss on derivatives	$—	$2,734,338
Total cost of uranium sales	$1,137,551	$3,871,889
Loss from operations before corporate expenses	$(1,137,551)	$(3,871,889)
Loss from operations	$(2,021,255)	$(4,755,593)
Loss before accounting change	$(1,776,941)	$(4,511,279)
Net loss	$(329,871)	$(3,064,209)

Loss before accounting change per common share:
Basic and Fully Diluted	$(0.02)	$(0.06)
Net loss per common share:
Basic and Fully Diluted	$(0.00)	$(0.04)

Consolidated Statement of Shareholders Equity (Deficit)
Accumulated Deficit

Net loss	$(329,871)	$(3,064,209)
Accumulated deficit	$(57,349,838)	$(60,084,176)

Consolidated Statement of Cash Flows

Net loss	$(329,871)	$(3,064,209)
Unrealized loss on derivatives	$—	$2,734,338

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 8-K on April 14, 2005).

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