Form 10QSB/A
period 2005-03-31
URANIUM RESOURCES INC /DE/
filed 2005-07-28
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2005	2004
	Restated	Restated
	(Unaudited)
Current assets:
Cash and cash equivalents	$659,377	$268,866

Receivables, net	27,719	369,494
Uranium and materials/supplies inventory	200,350	45,151
Prepaid and other current assets	151,720	108,799
Total current assets	1,039,166	792,310

Property, plant and equipment, at cost:
Uranium properties	46,371,097	45,456,483
Other property, plant and equipment	279,621	276,271
Less-accumulated depreciation, depletion and impairment	(41,747,644)	(41,424,883)
Net property, plant and equipment	4,903,074	4,307,871

Other assets	396,256	259,532
Long-term investment:
Certificate of deposit, restricted	1,258,487	1,232,067
	$7,596,983	$6,591,780

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
Current liabilities:
Accounts payable	$707,085	$505,591
Notes payable, stockholder	600,000	—
Current portion of restoration reserve	1,071,602	1,200,327
Accrued interest and other accrued liabilities	356,260	195,604
Unrealized loss on derivatives, current portion	4,145,600	4,406,134
Current portion of long-term debt	135,000	135,000
Total current liabilities	7,015,547	6,442,656

Other long-term liabilities and deferred credits	3,608,045	3,551,844

Unrealized loss on derivatives, net of current portion	14,129,076	11,439,976

Deferred income taxes	—	—

Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 1, 2 and 3)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2005—134,732,263; 2004—134,507,263	134,885	134,660
Paid-in capital	60,575,769	60,530,994
Accumulated deficit	(78,306,921)	(75,948,932)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	(17,605,685)	(15,292,696)
	$7,596,983	$6,591,780

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Revenues:
Uranium sales—	$1,706,461	$—
Total revenue	1,706,461	0
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	115,091	—
Operating expenses	649,507	190,051
Accretion/amortization of restoration reserve	75,098	122,778
Depreciation and depletion	290,499	5,979
Unrealized loss on derivatives	2,428,566	6,639,851
Total cost of uranium sales	3,558,761	6,958,659
Loss from operations before corporate expenses	(1,852,300)	(6,958,659)

Corporate expenses—
General and administrative	519,310	324,504
Depreciation	4,109	724
Total corporate expenses	523,419	325,228
Loss from operations	(2,375,719)	(7,283,887)

Other income (expense):
Interest expense	(2,497)	(2,019)
Interest and other income, net	20,227	52,104

Net loss	$(2,357,989)	$(7,233,802)

Net loss per common share:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

Weighted average common shares and common equivalent shares per share date
Basic	134,689,763	85,258,259
Diluted	134,689,763	85,258,259

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)

Net loss	$(2,357,989)	$(7,233,802)
Reconciliation of net earnings (loss) to cash provided by (used in) operations—
Fair value loss of derivative financial instrument	2,428,566	6,639,851
Accretion/amortization of restoration reserve	75,098	122,778
Depreciation and depletion	294,608	6,703
Decrease in restoration and reclamation accrual	(239,346)	—
Deferred compensation	—	40,893

Other non-cash items, net	72,630	43,919

Effect of changes in operating working capital items—
Decrease in receivables	341,775	25,250
Increase in inventories	(114,879)	(3,225)
Increase in prepaid and other current assets	(107,584)	(131,707)
Increase in payables and accrued liabilities	362,150	88,015
Net cash provided by (used in) operations	755,029	(401,325)

Investing activities:
Increase in certificate of deposit, restricted	(26,420)	(814)
Additions to property, plant and equipment—
Kingsville Dome	(117,437)	(59,955)
Rosita	(7,500)	(10,233)
Vasquez	(688,263)	(133,251)
Churchrock	(42,934)	(18,639)
Crownpoint	(77,609)	(17,265)
Other property	(4,355)	(649)
Net cash used in investing activities	(964,518)	(240,806)

Financing activities:
Proceeds from borrowings	600,000	—
Issuance of common stock, net	—	675,000
Net cash provided by financing activities	600,000	675,000
Net increase in cash and cash equivalents	390,511	32,869
Cash and cash equivalents, beginning of period	268,866	309,625
Cash and cash equivalents, end of period	$659,377	$342,494

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

3.             RESTATEMENT OF FINANCIAL STATEMENTS

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

The impact of such restatement to the financial statements at December 31, 2004 are:

	As Originally
	Presented	As Restated
Consolidated Balance Sheet
Liabilities and Shareholders’ Equity (Deficit)

Unrealized loss on derivatives, current portion	$—	$4,406,134
Total current liabilities	$2,036,522	$6,442,656

Unrealized loss on derivatives, net of current portion	$—	$11,439,976

Accumulated deficit	$(60,102,822)	$(75,948,932)
Total shareholder’s equity (deficit)	$553,414	$(15,292,696)

The impact of such restatement to the financial statements at March 31, 2005 are:

	As Originally
	Presented	As Restated
Consolidated Balance Sheet
Liabilities and Shareholders’ Equity (Deficit)

Unrealized loss on derivatives, current portion	$—	$4,415,600
Total current liabilities	$2,869,947	$7,015,547

Unrealized loss on derivatives, net of current portion	$—	$14,129,076

Deferred income taxes	$14,000	$—

Accumulated deficit	$(60,046,245)	$(78,306,921)
Total shareholders’ equity (deficit)	$654,991	$(17,605,685)

Consolidated Statement of Operations

Unrealized loss on derivatives	$—	$2,428,566

Total cost of uranium sales	$1,130,195	$3,558,761
Earnings (loss) from operations before corporate expenses	$576,266	$(1,852,300)
Earnings (loss) from operations	$52,847	$(2,375,719)
Net earnings (loss) before income taxes	$70,577	$(2,357,989)
Deferred income tax expense	$14,000	—
Net earnings (loss)	$56,577	$(2,357,989)

Net earnings (loss) per common share:
Basic and Fully Diluted	$0.00	$(0.02)

Consolidated Statement of Cash Flows

Net earnings (loss)	$56,577	$(2,357,989)
Unrealized loss on derivatives	$—	$2,428,566

The impact of such restatement to the financial statements at March 31, 2004 are:

	As Originally
	Presented	As Restated
Consolidated Statement of Operations

Unrealized loss on derivatives	$—	$6,639,851

Total cost of uranium sales	$318,808	$6,958,659
Earnings (loss) from operations before corporate expenses	$(318,808)	$(6,958,659)
Earnings (loss) from operations	$(644,036)	$(7,283,887)
Net earnings (loss)	$(593,951)	$(7,233,802)

Net earnings (loss) per common share:
Basic and Fully Diluted	$(0.01)	$(0.08)

Consolidated Statement of Cash Flows

Net earnings (loss)	$(593,951)	$(7,233,802)
Unrealized loss on derivatives	$—	$6,639,851

4.          CONTRACT COMMITMENTS

Sales Contracts

The Company currently has two long-term contracts that call for deliveries of 617,650 pounds of uranium in 2005 and 600,000 pounds of uranium in each of the years 2006 through 2008.  In February 2005, the Company renegotiated the pricing on one of the contracts.  The Company expects to realize under these two contracts an average base price of $14.69 per pound for its 2005 deliveries and $13.13 per pound for its 2006 through 2008 deliveries.  In both contracts the purchase price is escalated based upon the increase from the fourth quarter of 2003 in the Gross Domestic Product Implicit Price Deflator Index published by the US Department of Commerce.  The Index has increased 3.14% since the fourth quarter of 2003 through the first quarter of 2005.

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

6.          STOCK BASED COMPENSATION

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

		Three Months Ended March 31,
		2005	2004
		(Restated)	(Restated)
Net Loss: As reported		$(2,357,989)	$(7,233,802)
Pro forma stock based compensation costs under the fair value method, net of tax		(8,875)	(5,239)

Pro forma		$(2,366,864)	$(7,239,041)

As reported		$(0.02)	$(0.08)
Basic EPS:	Pro forma	$(0.02)	$(0.08)
As reported		$(0.02)	$(0.08)
Diluted EPS:	Pro forma	$(0.02)	$(0.08)

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

7.          ASSET RETIREMENT OBLIGATIONS

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

8.          SHAREHOLDERS’ EQUITY

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

9.          SUBSEQUENT EVENT

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

The financial statements for the year ended December 31, 2004 and the quarters ended March 31, 2005 and 2004, have been restated to give effect for fair value accounting of certain uranium sales under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company determined that at December 31, 2003, its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of such date, to record these contracts at fair value.

Financial Condition and Results of Operations

Quarter Ended March 31, 2005 and 2004 Consolidated Results of Operations

For the first quarter ended March 31, 2005 and 2004, our results of operations were net loss of ($2,358,000) and a net loss of ($7,234,000).

In the first quarter of 2005, we sold 83,280 pounds of Vasquez production resulting in revenues of $1.7 million (including $253,000 from the renegotiation of the contract price of our 2004 sales).  There was no uranium sold of revenues generated in the first quarter of 2004.

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

Derivative Financial Instruments

We have determined that at December 31, 2003, our long-term uranium sales contracts met the definition of derivative financial instruments for financial statement and reporting purposes, and as of such date, are recorded on the balance sheet at fair value.  Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operation.  Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts.

The initial liability recorded on the balance sheet at December 31, 2003 represents the estimated cost difference between the contracted sales price and the price to purchase the quantities the Company is obligated to deliver under each of its uranium sales contracts, present valued to the balance sheet date.  The current portion of the unrealized loss on derivatives represents such price difference for those deliveries scheduled within the next year.  Future factors such as changes in uranium market prices, amendments to the delivery terms or prices in the sales contracts, the physical delivery of produced uranium to the contracts and others will impact the amount of the liability.  As deliveries arc made from the Company’s mine production, the amount of the liability will be reduced and a corresponding increase to earnings would result.  Changes in uranium prices may have a significant impact on the calculation of the liability in future periods.  An increase in uranium market prices will increase the liability related to the estimated cost of purchasing sufficient material to deliver under these contracts in the future and would result in a charge to earnings in the period of such rising prices.  A decrease in future uranium market prices would reduce the liability and result in a positive earnings impact in the period of falling prices.

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

ITEM 3.                  CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report (“Evaluation date”) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the Evaluation date with the exception of a weakness in awareness of proper reporting for FAS No. 133 Accounting for Derivative Instruments and Hedging Activities which resulted in restatement of the Company’s financial statements for the years ended December 31, 2004 and 2003.  The Company intends to work more diligently to assure that errors of this type do not recur in the future..

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

URANIUM RESOURCES, INC.

Dated: July 26, 2005	By:	/S/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: July 26, 2005	By:	/S/ Thomas H. Ehrlich
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