Form 10QSB
period 2005-06-30
URANIUM RESOURCES INC /DE/
filed 2005-08-15
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding

Common Stock, $0.001 par value	162,513,596 as of August 12, 2005

URANIUM RESOURCES, INC.

2005 SECOND QUARTERLY REPORT ON FORM 10-QSB

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Restated)
Current assets:
Cash and cash equivalents	$478,602	$268,866
Receivables, net	27,719	369,494
Uranium and materials/supplies inventory	552,325	45,151
Prepaid and other current assets	168,982	108,799
Total current assets	1,227,628	792,310

Property, plant and equipment, at cost:
Uranium properties	47,354,717	45,456,483
Other property, plant and equipment	282,345	276,271
Less-accumulated depreciation, depletion and impairment	(42,128,989)	(41,424,883)
Net property, plant and equipment	5,508,073	4,307,871

Other assets	525,007	259,532
Long-term investment:
Certificate of deposit, restricted	1,269,558	1,232,067
	$8,530,266	$6,591,780

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2005	December 31, 2004
	(Unaudited)	(Restated)
Current liabilities:
Accounts payable	$776,415	$505,591
Notes payable, stockholder	600,000	—
Current portion of restoration reserve	1,092,809	1,200,327
Accrued interest and other accrued liabilities	347,268	195,604
Unrealized loss on derivatives, current portion	—	4,406,134
Current portion of long-term debt	135,000	135,000
Total current liabilities	2,951,492	6,442,656

Other long-term liabilities and deferred credits	3,579,663	3,551,844

Unrealized loss on derivatives, net of current portion	27,292,479	11,439,976

Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 1 and 2)
Shareholders’ deficit:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2005-138,065,596; 2004-134,507,263	138,218	134,660
Paid-in capital	62,516,395	60,530,994
Accumulated deficit	(88,388,563)	(75,948,932)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity (deficit)	(25,743,368)	(15,292,696)
	$8,530,266	$6,591,780

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Uranium sales—	$1,060,451	$—	$2,766,912	$—
Total revenue	1,060,451	0	2,766,912	0
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	68,408	—	183,499	—
Operating expenses	578,310	139,805	1,227,817	329,856
Credit for restoration and reclamation costs	—	(71,070)	—	(71,070)
Accretion/amortization of restoration reserve	96,134	8,077	171,232	130,855
Depreciation and depletion	273,337	7,192	563,836	13,171
Unrealized loss on derivatives	9,017,803	1,958,947	11,446,369	8,598,798

Total cost of uranium sales	10,033,992	2,042,951	13,592,753	9,001,610
Loss from operations before corporate expenses	(8,973,541)	(2,042,951)	(10,825,841)	(9,001,610)

Corporate expenses—
General and administrative1	1,098,895	392,387	1,618,205	716,891
Depreciation	4,241	976	8,350	1,700
Total corporate expenses	1,103,136	393,363	1,626,555	718,591
Loss from operations	(10,076,677)	(2,436,314)	(12,452,396)	(9,720,201)

Other income (expense):
Interest expense	(17,186)	(2,020)	(19,683)	(4,039)
Interest and other income, net	12,221	7,066	32,448	59,170

Net loss	$(10,081,642)	$(2,431,268)	$(12,439,631)	$(9,665,070)

Net loss per common share:
Basic	$(0.07)	$(0.02)	$(0.09)	$(0.10)
Diluted	$(0.07)	$(0.02)	$(0.09)	$(0.10)

Weighted average common shares and common equivalent shares per share date
Basic	136,563,765	113,429,868	135,631,940	99,897,636
Diluted	136,563,765	113,429,868	135,631,940	99,897,636

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2005	2004
		(Restated)
Cash flows from operations:
Net loss	$(12,439,631)	$(9,665,070)
Reconciliation of net earnings (loss) to cash provided by (used in) operations—

Fair value loss of derivative financial instrument	11,446,369	8,598,798
Credit for restoration and reclamation costs	—	(71,070)
Accretion/amortization of restoration reserve	171,232	130,855
Depreciation and depletion	572,186	14,871
Decrease in restoration and reclamation accrual	(471,406)	(126,822)
Stock compensation expense	443,960	—
Deferred compensation	—	84,262
Other non-cash items, net	152,131	93,060

Effect of changes in operating working capital items—
Decrease in receivables	341,775	25,250
Increase in inventories	(363,087)	(2,585)
Increase in prepaid and other current assets	(196,847)	(158,459)
Increase in payables and accrued liabilities	422,488	470,218
Net cash provided by (used in) operations	79,170	(606,692)

Investing activities:
Increase in certificate of deposit, restricted	(37,491)	(62,657)
Additions to property, plant and equipment—
Kingsville Dome	(206,541)	(358,069)
Rosita	(15,000)	(24,878)
Vasquez	(1,458,627)	(975,495)
Churchrock	(83,346)	(47,241)
Crownpoint	(147,759)	(44,794)
Other property	(20,669)	(18,148)
Net cash used in investing activities	(1,969,433)	(1,531,282)

Financing activities:
Proceeds from borrowings	600,000	—
Issuance of common stock, net	1,499,999	6,546,256
Net cash provided by financing activities	2,099,999	6,546,256
Net increase in cash and cash equivalents	209,736	4,408,282
Cash and cash equivalents, beginning of period	268,866	309,625
Cash and cash equivalents, end of period	$478,602	$4,717,907

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2004 Annual Report on Form 10-KSB/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2005.

2.                                      DESCRIPTION OF BUSINESS

The financial statements of the Company have been prepared assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Since 2000, the spot price for uranium has increased from $7.10 to $29.50 at August 1, 2005.  In May 2004, the Company raised approximately $5.9 million by the sale of about 39.3 million shares of Common Stock at $0.15 per share and commenced the development and mining of our Vasquez property in South Texas.  Wellfield injection commenced in October 2004, and we produced approximately 76,200 pounds of uranium in the fourth quarter of 2004 and sold 72,350 pounds in December 2004.

Production from Vasquez in the first six months of 2005 was less than projected and totaled approximately 174,000 pounds, less than half of that needed to satisfy the 2005 delivery requirements under our long-term uranium sales contracts.  We experienced chemical and permeability obstacles in the Vasquez formation that were not experienced at our Kingsville Dome and Rosita properties.  Beginning in November 2004, we developed a plan to address the problems and increase the production rate.  We began constructing a third remote ion exchange plant (satellite plant) and the drilling of additional production wells to reduce the distance between our injection and production wells.  The reduction in spacing of wells on a portion of the wellfield resulted in an increase in grades.  We then implemented the program in the two existing wellfields and designed new wellfields to reflect the closer well spacing.  We expect Wellfield 3 and the third satellite plant to come on line in September 2005 with full benefits realized by October 2005.  We also plan to bring on additional wellfields to supply feed to a fourth satellite plant in November 2005, in order to increase the flow of wellfield solutions.  These actions are expected to provide an increased circulation of wellfield solution and achieve production rates that meet the annual scheduled deliveries under our delivery contracts.  Under our delivery contracts a shortfall in 2005 deliveries (if any) will be made up in 2006, and one-half of 2005 actual production will go to each of the purchasers.

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

The impact of such restatement to the financial statements at December 31, 2004 are:

	As Originally Presented	As Restated
Consolidated Balance Sheet
Liabilities and Shareholders’ Equity (Deficit)

Unrealized loss on derivatives, current portion	$—	$4,406,134
Total current liabilities	$2,036,522	$6,442,656

Unrealized loss on derivatives, net of current portion	$—	$11,439,976

Accumulated deficit	$(60,102,822)	$(75,948,932)
Total shareholder’s equity (deficit)	$553,414	$(15,292,696)

The impact of such restatement to the financial statements at June 30, 2004 are:

	Three Months As Originally Presented	Three Months As Restated	Six Months As Originally Presented	Six Months As Restated
Consolidated Statement of Operations

Unrealized loss on derivatives	$—	$1,958,947	$—	$8,598,798

Total cost of uranium sales	$84,004	$2,042,951	$402,812	$9,001,610
Loss from operations before corporate expenses	$(84,004)	$(2,042,951)	$(402,812)	$(9,001,610)
Loss from operations	$(477,367)	$(2,436,314)	$(1,121,403)	$(9,720,201)
Net loss	$(472,321)	$(2,431,268)	$(1,066,272)	$(9,665,070)

Net loss per common share:
Basic and Fully Diluted	$0.00)	$(0.02)	$(0.01)	$(0.10)

Consolidated Statement of Cash Flows

Net loss			$(1,066,272)	$(9,665,070)
Unrealized loss on derivatives			$—	$8,598,798

4.                                      CONTRACT COMMITMENTS

Sales Contracts

The Company currently has two long-term contracts, each of which calls for deliveries of one half of our 2005 production up to an aggregate of 617,650 pounds of uranium in 2005 and 600,000 pounds of uranium in each of the years 2006 through 2008.  In 2005, the Company renegotiated the pricing on both of the contracts.  The Company expects to realize under these two contracts an average base price of $17.90 per pound for its 2005 deliveries and $13.13 per pound for its 2006 through 2008 deliveries.  In both contracts the purchase price is escalated based upon the increase from the fourth quarter of 2003 in the Gross Domestic Product Implicit Price Deflator Index published by the US Department of Commerce.  The Index has increased 3.14% since the fourth quarter of 2003 through the first quarter of 2005.  In addition, the Company has entered into two contracts that call for an aggregate of 645,000 pounds of deliveries in 2007 at the then current spot price on the date of delivery less an average discount of $3.80 per pound.

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

5.                                      NOTES PAYABLE

Note Purchase Agreement

On March 28, 2005 the Company borrowed $600,000 pursuant to a Note Purchase Agreement dated March 24, 2005. The lenders are five (5) stockholders of the Company, each of whom may be considered an affiliate.  The Notes are unsecured, mature on March 24, 2006, bear interest at the rate of 10% per annum and interest is due at maturity.  The proceeds were used to commence the new development plan for Vasquez and for general and administrative expenses.

6.                                      STOCK BASED COMPENSATION

The Company has five stock option plans, the Employees’ Stock Option Plan, the 1995 Stock Incentive Plan,  the 2004 Stock Incentive Plan, the Directors’ Stock Option Plan and the 2004 Directors’ Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS 148, the Company’s net loss and loss per share (“EPS”) for the three and six months ended June 30, 2005 and 2004 would have been adjusted to the following pro forma amounts:

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Net Loss: As reported		$(10,081,642)	$(2,431,268)	$(12,439,631)	$(9,665,070)
Pro forma stock based compensation costs under the fair value method, net of tax		(1,397)	(7,907)	(10,273)	(13,145)
Pro forma		$(10,083,039)	(2,439,175)	$(12,449,904)	$(9,678,215)

As reported
Basic EPS:	Pro forma	$(0.07)	$(0.02)	$(0.09)	$(0.10)
		$(0.07)	$(0.02)	$(0.09)	$(0.10)

As reported		$(0.07)	$(0.02)	$(0.09	$(0.10)
Diluted EPS:	Pro forma	$(0.07)	$(0.02)	$(0.09)	$(0.10)

The fair value of each option is estimated on the date of grant or the date approved by the shareholders, if later, using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and options approved in 2005: expected volatility of  150%, 150% and 149% and risk-free interest rates of  3.93%, $4.02% and $4.03%. Expected lives of  9.1 years, 9.1 and 9.3 years was used for options granted to employees and directors, respectively.

On June 2, 2004, 6,750,000 options were granted to officers at a price of $0.29 per option. These options were approved by the stockholders on June 30, 2005 when the market price was $0.46 per share. Accordingly, stock compensation expense of  $444,000 has been recorded in June 2005 and is reflected in general and administrative (“G&A”) expenses. The weighted average fair value of options granted and approved in 2005 was $0.79. For grants in 2004 the following weighted average assumptions were used: expected volatility of 179% and risk-free interest rates of 4.24%. An expected life of 5.7 years was used for options granted to directors. The weighted average fair value of options granted in 2004 was $0.29.

The fair value method of accounting as proscribed by FAS 143 has not been applied to options granted prior to January 1, 1995, and accordingly the resulting pro forma compensation cost may not be representative of that to be expected in future years.

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

The following table shows the change in the balance of the restoration and reclamation liability during the three months and six months ended June 30, 2005 and 2004, respectively:

	Six Months Ended June 30,
	2005	2004
Reserve for future restoration and reclamation costs beginning of period	$3,410,293	$3,480,656
Additions	336,526	—
Restoration provision adjustment	—	(71,070)
Costs incurred	(471,407)	(126,822)
Accretion expense	100,182	130,855
Reserve for future restoration and reclamation costs at end of period	$3,375,594	$3,413,619

8.                                      SHAREHOLDERS’ EQUITY

Equity Infusion

In 2004 and 2005 the Company sold shares of common stock in the following private placements:

Date	Price per Share	Amount	Shares Issued
May 2005	$0.45	$1,499,999	3,333,333
May 2004	$0.15	$5,897,550	39,317,005
February 2004	$0.10	$325,000	3,250,000
January 2004	$0.10	$350,000	3,500,000

Increase in Authorized Shares

In January 2005, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the “Common Stock”), from 100,000,000 to 200,000,000.

9.                                      SUBSEQUENT EVENTS

Equity Infusion

On August 12, 2005 the Company issued 24,000,000 shares of common stock at $0.50 per share to selected accredited investors, raising a total of $12 million.  The Company paid a fee of $336,000 in cash and 448,000 shares of Common Stock to a placement agent in connection with the offering.

The Company plans to use the proceeds of the offering for its South Texas mining operations.  The Company will file a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares.  Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 1,600,000 shares in the offering.

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

The financial statements for the year ended December 31, 2004 and the six months and three months ended June 30, 2005 and 2004, have been restated to give effect for fair value accounting of certain uranium sales under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company determined that at December 31, 2003, its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of such date, to record these contracts at fair value.

Financial Condition and Results of Operations

Six Months and Three Months Ended June 30, 2005 and 2004 Consolidated Results of Operations

For the six months ended June 30, 2005 and 2004, our results of operations were a net loss of ($12,440,000) and a net loss of ($9,665,000) and included non-cash unrealized losses on derivatives of ($11.4) million and ($8.6) million respectively.  For the three months ended June 30, 2005 and 2004, our results of operations were a net loss of ($10,082,000) and a net loss of ($2,431,000) and included non-cash unrealized losses on derivatives of ($9.0) million and ($2.0) million respectively.

In the first six months of 2005, we sold 144,660 pounds of Vasquez production resulting in revenues of $2.8 million (including $253,000 from the renegotiation of the contract price of our 2004 sales).  There was no uranium sold or revenues generated in the first six months of 2004.  In the second quarter of 2005, we sold 61,380 pounds of Vasquez production resulting in revenues of $1.1 million.  There was no uranium sold or revenues generated in the second quarter of 2004.

Our operating expenses and related royalties and commissions for Vasquez production sold in the six months and three months ended June 30, 2005 totaled $1,375,000 and $632,000, respectively; and we incurred $36,000 and $14,000 of stand-by costs at the Rosita project that was charged to operations.  In the six months and three months ended June 30, 2004, there were no cost of sales related to production sold during the year, but we did incur $330,000 and $140,000, respectively of stand-by costs that were charged to operations.  In the six months and three months ended June 30, 2005 we incurred depreciation and depletion cost of sales from our Vasquez production of $553,000 and $268,000, respectively and $11,000 and $5,000, respectively of stand-by depreciation cost from the Rosita project.  In the six and three months ended June 30, 2004, we incurred depreciation related to stand-by activities of $13,000 and $7,000, respectively.  Accretion and amortization of future restoration costs in six months ended June 30, 2005 and 2004 totaled $171,000 and $131,000, respectively and $96,000 and $8,000, respectively.

We incurred general and administrative charges and corporate depreciation of $1,618,000 in the first six months of 2005 and $717,000 for the same period in 2004.  The increase in these charges in 2005 resulted primarily from stock compensation expense of $444,000 incurred in the second quarter of 2005 (see Note 6. “Stock Based Compensation”) and increased personnel costs related to Vasquez project activities, increases in insurance premiums and legal fees.

Selected Production, Price and Cost of Uranium Sold Data for the three and six months ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Pounds of uranium produced	81,111	—	173,941	—
Pounds of uranium sold	61,380	—	144,660	—
Average sales price per pound (1)	$17.28	—	$19.13	—
Cost of produced pounds sold (2) (3)	$13.56	—	$12.06	—
Royalties/commissions per pound	$1.11	—	$1.27	—

(1) Average sales price per pound for the six months includes approximately $253,000 in revenue recorded in 2005 related to a renegotiation of the contract price completed in the first quarter of 2005 for pounds sold in 2004.

(2) The cost per pound for the three and six months in 2005 excludes standby costs incurred of $19,000 and $47,000, respectively.  Such standby costs of $147,000 and $343,000 were charged to operating expense in the three months and six months ended June 30, 2004, respectively.  It also excludes any amortization of $2.7 million of Vasquez costs capitalized in prior periods and written off prior to 2004.

(3) Cost of produced pounds sold for the three and six months ended June 30, 2005 includes plant and wellfield operations costs ($9.19 and $8.24, respectively) and depreciation and depletion of capital costs ($4.37 and $3.82, respectively).  The estimated future costs of restoring the groundwater and the reclamation and decommissioning of surface and facilities ($1.20/lb.) are treated as a period cost and are not included herein as a cost of production.

Cash Sources and Uses

As of June 30, 2005 we had a cash balance of approximately $479,000 compared to $269,000 at December 31, 2004.

In the first six months of 2005, we generated net cash flow from operations of $79,000, primarily from sales of 144,660 pounds of uranium from our Vasquez project.  We also raised $600,000 in financing activities from the issuance of one year notes and $1,500,000 from a private placement closed in May 2005, which resulted in the issuance of 3,333,333 shares of our Common Stock.

In the first six months of 2004 we raised $6,546,000 from three private placements closed in January, February and May 2004, which resulted in the issuance of 46,067,000 shares of our Common Stock.

Our uses of cash in the first six months of 2005 were made primarily on expenditures for property, plant and equipment at Vasquez of $1,459,000, additions to Kingsville Dome of $207,000 and other property additions in Texas and New Mexico of $267,000.  Uses of cash in the first six months of 2004 were on expenditures for property, plant and equipment at Vasquez of $975,000, additions to Kingsville Dome of $358,000, other property additions in Texas and New Mexico of $135,000 and working capital needs of approximately $607,000.

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

Since 2000, uranium prices have increased from a low of $7.10 per pound to $29.50 as of August 1, 2005.  In August 2003, we signed a sales contract to deliver approximately 300,000 pounds of uranium annually for the years 2005-2008.  In January 2004, we signed a second uranium supply contract to deliver approximately 300,000 pounds annually for the years 2005-2008.  Each of these contacts contains quantity flexibilities whereby the purchaser may elect to increase or decrease the amount of the uranium delivered each year by 15%.  Both customers exercised the option in 2005 to increase their deliveries bringing the total to be sold to each customer in 2005 to 345,000 pounds of which 72,350 was delivered in 2004.

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

In 2005, we expect production from the Vasquez project to be sufficient to meet our contracted deliveries of approximately 617,000 pounds.  Such deliveries are expected to generate approximately $10.4 million in revenue during the year.  We have raised the funds for and implemented a revised production plan to increase the production rates at Vasquez.

On August 12, 2005 the Company issued 24,000,000 shares of common stock at $0.50 per share to selected accredited investors, raising a total of $12 million.  The Company paid a fee of $336,000 in cash and 448,000 shares of Common Stock to a placement agent in connection with the offering.

The Company plans to use the proceeds of the offering for its South Texas mining operations.  The Company will file a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares.  Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 1,600,000 shares in the offering.

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

The ruling was appealed to the Commission.  On January 31, 2000, the Commission issued an order concurring with the technical, substantive and legal findings of the Administrative Law Judge, but the Commission also determined that we must proceed with the hearing process for the other New Mexico properties beyond Churchrock Section 8.  Subsequently, the hearing process was held in abeyance until 2004 pursuant to NRC supervised settlement negotiations between the parties

In February 2004, the Administrative Law Judge issued an order, which concluded that we must make three specific changes to our submitted restoration action plan for Churchrock Section 8 in order to commence mining operations at Churchrock.  The Commission accepted our petition for review on two of three issues and subsequently overruled the Administrative Law Judge on these issues.  The Administrative Law Judge is proceeding with the hearing on the relevant issues at the remaining three mine sites.  The parties agreed to truncate the number and scope of the issues remaining for consideration at the three sites, and the Administrative Law Judge is proceeding with the hearing on four remaining issues at the remaining three sites.

With respect to the four remaining issues for litigation, all briefs have been filed by all parties with the exception of NRC’s briefs regarding two issues.  On July 20, 2005, the Administrative Law Judge issued a decision in which he determined that groundwater, groundwater restoration and financial assurance issues for the remaining sites did not pose significant, potential impacts to public health and safety or the environment.  The Administrative Law Judge’s decision requires one minor amendment to the restoration action plans (the “RAP’s”) for the remaining sites that will be addressed this year.  Baring appeals, we anticipate final decisions on the remaining three issues by the end of this year.

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

Kingsville Dome Production Area 3

We are involved in a dispute with certain intervenors over whether a hearing is required for a new production area within the boundary of our approved permit area at Kingsville Dome.  In the first quarter of 2000, the District Court of Travis County, Texas ruled that the Texas Natural Resource Conservation Commission’s (now renamed the Texas Commission on Environmental Quality or TCEQ) decision to approve our third production area without granting a hearing to certain intervenors would require further review by that regulatory agency.  In order to expedite the process, we have requested a public hearing to avoid further litigation on the point.  We have also requested a public hearing regarding renewal of our waste disposal well permits at the Kingsville Dome Property.  The public hearing ended on August 5, 2005 and we expect a determination to be made in the fourth quarter of 2005.

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

Certain parties, including the county commissioners of Kleberg County, have challenged the Restoration Agreement.  One of the challengers, Kleberg County, has withdrawn its challenge and has agreed to accept the Company’s groundwater restoration plan under the Restoration Performance Agreement.  Under the agreement, Kleberg County has also agreed to withdraw its request for a public hearing regarding authorization of an additional production area at the Company’s Kingsville Dome property (discussed in the preceding paragraph) and the renewal of waste disposal wells permits at Kingsville Dome.  Other parties continue that challenge, and on June 30, 2005, one family commenced an action against the Company entitled Bustamente et al v. Uranium Resources, Inc. and URI, Inc., in the 105th District Court in Kleberg County, Texas, alleging that materials had been discharged causing damage to Plaintiffs’ real property and person.  Plaintiffs seek unspecified damages.  We have answered the complaint denying all claims.  We believe the claims are without merit and will vigorously defend the action.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of shareholders, held June 1, 2005, The Company’s shareholders re-elected its directors and also voted to approve two recommended proposals to (A) authorize the Board of Directors to effect a reverse stock split and (B) the ratification of the Company’s independent auditors.

Following are the votes cast for, against and abstentions for each director.

Directors	For	Against	Abstentions
Paul K Willmott	87,984,807	1,314,321	1,228,861
Leland O. Erdahl	87,984,807	2,100	1,228,861
George R. Ireland	88,084,807	3,372	1,228,011

Votes on the proposals were as follows:

Proposal	For	Against	Abstentions
A	80,542,328	8,606,065	67,200
B	87,481,795	860,268	169,621

The Annual Meeting was then adjourned until Thursday, June 30, 2005.

The Adjourned Annual Meeting of Stockholders was convened on June 30, 2005 in Albuquerque, New Mexico. The stockholders approved (1) an amendment to the Company’s 1995 Stock Incentive Plan increasing the number of shares available for issuance thereunder to 12 million and (2) the 2004 Stock Incentive Plan pursuant to which options may be granted to purchase up to 7 million shares of common stock.

Votes on the proposals were as follows:

Proposal	For	Against	Abstentions
1	18,047,099	10,237,731	3,182,900
2	18,021,653	10,267,327	3,179,200

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

See the Index to Exhibits on Page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.

(b)                                 Reports on Form 8-K

The Company filed a current report on Form 8-K dated April 14, 2005 that announced the Company’s Board of Directors adopted an amendment to the Bylaws to change the number of shares necessary for a quorum at a meeting of the stockholders from a majority to one third.

The Company filed a current report on Form 8-K dated May 17, 2005 that announced the Company issued 3,333,333 shares of Common Stock and received $0.45 per share, an aggregate of $1,499,999.85, in a private placement. The purchasers were two private investment partnerships managed by George R. Ireland, a director of the Company.

The Company filed a current report on Form 8-K dated May 20, 2005 announcing a press release of its entry into a material definitive agreement whereby the Company renegotiated the pricing on one of its uranium sales contracts and agreed to deliver an additional 300,000 pounds in 2007 priced at the then current spot market price on the date of delivery less a discount.

The Company filed a current report on Form 8-K dated June 6, 2005 announcing the convening of its Annual Meeting on June 1, 2005, the adjournment of the Meeting until June 30, 2005 and the Amendment to certain information contained within the Proxy Statement for consideration at the adjourned Annual Meeting on June 30, 2005.

The Company filed a current report on Form 8-K dated June 22, 2005 announcing its entry into a material definitive agreement whereby the Company agreed to deliver 345,000 pounds in 2007 to an existing long-term contract customer priced at the then current spot market price on the date of delivery less a discount.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: August 15, 2005	By:	/S/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: August 15, 2005	By:	/S/ Thomas H. Ehrlich
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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

Exhibit Number	Description
10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

10.27*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Form 10-QSB dated November 15, 2004, SEC File Number 000-171711). (1)

10.27.1*	Amendment No.1 dated August 30, 2004 to Exhibit 10.27 (filed with the Company’s Pre-effective Amendment No. 1 to Form SB-2 dated August 15, 2005, SEC File Number 333-125106(.(1)

10.27.2*	Amendment No.2 dated April 29, 2005 to Exhibit 10.27 (filed with the Company’s Pre-effective Amendment No. 1 to Form SB-2 dated August 15, 2005, SEC File Number 333-125106(.(1)

10.28*	Amended and Restated Uranium Supply Contract dated June 7, 2005 (filed with the Company’s Pre-effective Amendment No. 1 to Form SB-2 dated August 15, 2005, SEC File Number 333-125106).(1)

10.30*	Amendment #2 to Exhibit 10.28 (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171). (1)

10.31*

Note Purchase Agreement dated March 24, 2005 and promissory notes issued thereunder (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File
Number 000-17171).

10.32*	Uranium Supply Contract dated April 29, 2005 (filed with the Company’s Pre-effective Amendment No. 1 to Form SB-2 dated August 15, 2005, SEC File Number 333-125106). (1)

10.33*	Uranium Supply Contract dated June 15, 2005 (filed with the Company’s Pre-effective Amendment No. 1 to Form SB-2 dated August 15, 2005, SEC File Number 333-125106). (1)

10.34*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Current Report on Form 8-K dated August 12, 2005, SEC File No.).

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. Filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

(1)                                  Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.