Form 10QSB/A
period 2004-09-30
URANIUM RESOURCES INC /DE/
filed 2005-08-24
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A amends the Registrant’s Amendment No. 1 on Form 10-QSB/A, filed on November 30, 2004 and Quarterly Report on Form 10-QSB filed by the Registrant on November 15, 2004 with the Securities and Exchange Commission.  Amendment No. 2 is being filed solely to amend the Exhibit List and certain exhibits filed thereunder.

In addition, we have filed the following Exhibits herewith:

10.27       Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003.

10.28       Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004.

10.29       Amendment #1 to Exhibit 10.28.

Except as otherwise stated herein, no other information is amended by this Amendment No. 2 on Form 10-QSB/A.

URANIUM RESOURCES, INC.

2004 THIRD QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

SIGNATURES

Index to Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: August 24, 2005	By:	/S/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: August 24, 2005	By:	/S/ Thomas H. Ehrlich
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

Exhibit Number	Description

10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

10.27	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003.(1)

10.28	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004.(1)

10.29	Amendment #1 to Exhibit 10.28.(1)

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. (filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

*                                         Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

(1)  Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.