Form 10KSB/A
period 2004-12-31
URANIUM RESOURCES INC /DE/
filed 2005-08-24
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB/A

(AMENDMENT No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KSB/A amends the Registrant’s Amendment No. 2 on Form 10-KSB/A, filed on July 28, 2005, Amendment No. 1 on Form 10-KSB/A, filed on April 26, 2005 and Annual Report on Form 10-KSB filed by the Registrant on March 31, 2005 with the Securities and Exchange Commission. Amendment No. 3 is being filed solely to amend the Exhibit List and certain exhibits filed thereunder.

In addition, we have filed the following Exhibit herewith:

10.30               Amendment #2 to Exhibit 10.28.

Except as othewise stated herein, no other information is amended by this Amendment No. 3 on Form 10-KSB/A.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

SIGNATURES
Exhibit Index

i

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2005

URANIUM RESOURCES, INC.

	By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT
Paul K. Willmott,	August 24, 2005
Director, President and Chief Executive Officer

/s/ THOMAS H. EHRLICH
Thomas H. Ehrlich,	August 24, 2005
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LELAND O. ERDAHL
Leland O. Erdahl, Director	August 24, 2005

/s/ GEORGE R. IRELAND
George R. Ireland, Director	August 24, 2005

1

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 8-K on April 14, 2005).

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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 300, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2003, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2003, SEC File Number 000-17171).

10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

E-1

10.27*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Form 10-QSB/A, Amendment No. 2, dated August 24, 2005, SEC File Number 000-171711). (1)

10.28*

Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004 (filed with the Company’s Form 10-QSB/A, Amendment No. 2, dated August 24, 2005, SEC File Number 000-171711). (1)

10.29*	Amendment #1 to Exhibit 10.28 (filed with the Company’s Form 10-QSB/A, Amendment No. 2, dated August 24, 2005, SEC File Number 000-171711). (1)

10.30	Amendment #2 to Exhibit 10.28. (1)

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