Form 10QSB/A
period 2005-03-31
URANIUM RESOURCES INC /DE/
filed 2005-08-24
CIK 839470

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A amends the Registrant’s Amendment No. 1 on Form 10-QSB/A, filed July 28, 2005 and Quarterly Report on Form 10-QSB filed by the Registrant on May 16, 2005 with the Securities and Exchange Commission. Amendment No. 2 is being filed solely to amend the Exhibit List.

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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

10.27*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Form 10-QSB/A, Amendment No. 2, dated August 24, 2005, SEC File Number 000-171711). (1)

10.28*	Contract for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004 (filed

Exhibit Number	Description
with the Company’s Form 10-QSB/A, Amendment No. 2, dated August 24, 2005, SEC File Number 000-171711). (1)

10.29*	Amendment #1 to Exhibit 10.28 (filed with the Company’s Form 10-QSB/A, Amendment No. 2, dated August 24, 2005, SEC File Number 000-171711). (1)

10.30*	Amendment #2 to Exhibit 10.28 (filed with the Company’s Annual Report on Form 10-KSB/A, Amendment No. 3, for the year ended December 31, 2004, SEC File Number 000-17171). (1)

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