Form 10KSB/A
period 2004-12-31
URANIUM RESOURCES INC /DE/
filed 2005-09-20
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB/A

(AMENDMENT No. 4)

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

EXPLANATORY NOTE

This Amendment No. 4 on Form 10-KSB/A amends the Registrant’s Amendment No. 3 on Form 10-KSB/A, filed on August 24, 2005, Amendment No. 2 on Form 10-KSB/A, filed on July 28, 2005, Amendment No. 1 on Form 10-KSB/A, filed on April 26, 2005 and Annual Report on Form 10-KSB filed by the Registrant on March 31, 2005 with the Securities and Exchange Commission. Amendment No. 4 is being filed solely to amend the Exhibit List and certain exhibits filed thereunder.

In addition, we have filed the following Exhibit herewith:

10.30               Amendment #2 to Exhibit 10.28.

Except as othewise stated herein, no other information is amended by this Amendment No. 4 on Form 10-KSB/A.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

SIGNATURES
Exhibit Index

i

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2005

URANIUM RESOURCES, INC.

	By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT
Paul K. Willmott,	September 20, 2005
Director, President and Chief Executive Officer

/s/ THOMAS H. EHRLICH
Thomas H. Ehrlich,	September 20, 2005
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LELAND O. ERDAHL
Leland O. Erdahl, Director	September 20, 2005

/s/ GEORGE R. IRELAND
George R. Ireland, Director	September 20, 2005

1

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 8-K on April 14, 2005).

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

E-1

10.27*

Contract with UG U.S.A., Inc., for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Form 10-QSB/A, Amendment No. 3, dated September 20, 2005, SEC File Number 000-171711). (1)

10.28*

Contract with ITOCHU Corporation for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004 (filed with the Company’s Form 10-QSB/A, Amendment No. 3, dated September 20, 2005, SEC File Number 000-171711). (1)

10.29*	Amendment #1 to Exhibit 10.28 (filed with the Company’s Form 10-QSB/A, Amendment No. 3, dated September 20, 2005, SEC File Number 000-171711).

10.30	Amendment #2 to Exhibit 10.28. (1)

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