Form 10QSB/A
period 2005-03-31
URANIUM RESOURCES INC /DE/
filed 2005-09-20
CIK 839470

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-QSB/A amends the Registrant’s Amendment No. 2 on Form 10-QSB/A, filed August 24, 2005, Amendment No. 1 on Form 10-QSB/A, filed July 28, 2005, and Quarterly Report on Form 10-QSB filed by the Registrant on May 16, 2005, with the Securities and Exchange Commission. Amendment No. 3 is being filed solely to amend the Exhibit List.

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

10.27*

Contract with UG U.S.A., Inc. for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Form 10-QSB/A, Amendment No. 3, dated September 20, 2005, SEC File Number 000-171711). (1)

10.28*	Contract with ITOCHU Corporation for the Purchase of Natural Uranium Concentrates (U3O8) dated January 13, 2004 (filed

Exhibit Number	Description
with the Company’s Form 10-QSB/A, Amendment No. 3, dated September 20, 2005, SEC File Number 000-171711). (1)

10.29*	Amendment #1 to Exhibit 10.28 (filed with the Company’s Form 10-QSB/A, Amendment No. 3, dated September 20, 2005, SEC File Number 000-171711).

10.30*	Amendment #2 to Exhibit 10.28 (filed with the Company’s Annual Report on Form 10-KSB/A, Amendment No. 4, for the year ended December 31, 2004, SEC File Number 000-17171). (1)

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