Form 10QSB
period 2005-09-30
URANIUM RESOURCES INC /DE/
filed 2005-11-14
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding

Common Stock, $0.001 par value	163,546,705 as of November 11, 2005

URANIUM RESOURCES, INC.

2005 THIRD QUARTERLY REPORT ON FORM 10-QSB

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Restated)
Current assets:
Cash and cash equivalents	$10,139,642	$268,866
Receivables, net	27,720	369,494
Uranium and materials/supplies inventory	380,897	45,151
Prepaid and other current assets	141,314	108,799
Total current assets	10,689,573	792,310

Property, plant and equipment, at cost:
Uranium properties	49,188,026	45,456,483
Other property, plant and equipment	289,724	276,271
Less-accumulated depreciation, depletion and impairment	(42,596,002)	(41,424,883)
Net property, plant and equipment	6,881,748	4,307,871

Other assets	710,035	259,532
Long-term investment:
Certificate of deposit, restricted	1,278,813	1,232,067
	$19,560,169	$6,591,780

The accompanying notes to financial statements are an integral part of these consolidated statements.

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2005	December 31, 2004
	(Unaudited)	(Restated)
Current liabilities:
Accounts payable	$1,484,392	$505,591
Notes payable, stockholder	600,000	—
Current portion of restoration reserve	1,200,621	1,200,327
Accrued interest and other accrued liabilities	371,100	195,604
Unrealized loss on derivatives, current portion	—	4,406,134
Current portion of long-term debt	175,833	135,000
Total current liabilities	3,831,946	6,442,656

Other long-term liabilities and deferred credits	3,502,533	3,551,844

Unrealized loss on derivatives, net of current portion	27,940,414	11,439,976

Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 1 and 2)
Shareholders’ deficit:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2005—162,551,846; 2004—134,507,263	162,704	134,660
Paid-in capital	74,088,524	60,530,994
Accumulated deficit	(90,406,534)	(75,948,932)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)
Total shareholders’ deficit	(16,164,724)	(15,292,696)
	$19,560,169	$6,591,780

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Uranium sales—	$1,263,381	$—	$4,030,293	$—
Total revenue	1,263,381	0	4,030,293	0
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	85,478	—	268,977	—
Operating expenses	1,226,868	239,847	2,454,685	569,703
Credit for restoration and reclamation costs	—	64,424	—	(6,646)
Accretion/amortization of restoration reserve	97,133	158,832	268,365	289,687
Depreciation and depletion	543,622	8,067	1,107,458	21,238
Writedown of uranium properties/uranium assets	—	46,188	—	46,188
Unrealized loss on derivatives	647,935	3,425,895	12,094,304	12,024,693

Total cost of uranium sales	2,601,036	3,943,253	16,193,789	12,944,863
Loss from operations before corporate expenses	(1,337,655)	(3,943,253)	(12,163,496)	(12,944,863)

Corporate expenses—
General and administrative	708,543	553,941	2,326,748	1,270,832
Depreciation	4,447	1,860	12,797	3,560
Total corporate expenses	712,990	555,801	2,339,545	1,274,392
Loss from operations	(2,050,645)	(4,499,054)	(14,503,041)	(14,219,255)

Other income (expense):
Interest expense	(17,795)	(2,042)	(37,478)	(6,081)
Interest and other income, net	50,469	6,980	82,917	66,150

Net loss	$(2,017,971)	$(4,494,116)	$(14,457,602)	$(14,159,186)

Net loss per common share:
Basic	$(0.01)	$(0.04)	$(0.10)	$(0.13)
Diluted	$(0.01)	$(0.04)	$(0.10)	$(0.13)

Weighted average common shares and common equivalent shares per share date
Basic	151,618,292	128,281,198	141,021,945	109,427,883
Diluted	151,618,292	128,281,198	141,021,945	109,427,883

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Cash flows from operations:
Net loss	$(14,457,602)	$(14,159,186)
Reconciliation of net earnings (loss) to cash provided by (used in) operations—

Fair value loss of derivative financial instrument	12,094,304	12,024,693
Credit for restoration and reclamation costs	—	(6,646)
Accretion/amortization of restoration reserve	268,365	289,687
Depreciation and depletion	1,120,255	24,798
Writedown of uranium properties/uranium assets	—	46,188
Decrease in restoration and reclamation accrual	(715,235)	(328,996)
Stock compensation expense	443,960	—
Deferred compensation	—	132,519
Other non-cash items, net	288,254	156,465

Effect of changes in operating working capital items—
Decrease (increase) in receivables	341,774	(2,469)
Increase in inventories	(255,378)	(2,992)
Increase in prepaid and other current assets	(255,742)	(205,813)
Increase in payables and accrued liabilities	1,154,297	291,593
Net cash provided by (used in) operations	27,252	(1,740,159)

Investing activities:

Increase in certificate of deposit, restricted	(46,746)	(829,722)
Additions to property, plant and equipment—
Kingsville Dome	(381,113)	(660,712)
Rosita	(24,028)	(35,898)
Vasquez	(2,709,512)	(2,100,526)
Churchrock	(241,807)	(109,948)
Crownpoint	(342,066)	(54,877)
Other property	(100,168)	(52,248)
Net cash used in investing activities	(3,845,440)	(3,843,931)

Financing activities:
Proceeds from borrowings	600,000	—
Issuance of common stock, net	13,088,964	6,507,759
Net cash provided by financing activities	13,688,964	6,507,759
Net increase in cash and cash equivalents	9,870,776	923,669
Cash and cash equivalents, beginning of period	268,866	309,625
Cash and cash equivalents, end of period	$10,139,642	$1,233,294

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

September 30, 2005 (Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2004 Annual Report on Form 10-KSB/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2005.

2.                                      DESCRIPTION OF BUSINESS

The financial statements of the Company have been prepared assuming that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From mid 1999 until the fourth quarter of 2004, the Company had no revenues and was able to continue to maintain minimal operations, primarily conducting reclamation activities in South Texas, as a result of equity infusions of approximately $6.5million from 2000 through February 2004 and utilization, with the consent of Texas regulators, of cash collateral pledged to secure reclamation obligations.

With the improvement in uranium spot prices from $7.10 in 2000 to $11.00 by mid 2003, the Company began steps to bring its Vasquez property into production.

We signed two long-term contracts, one in August 2003 and another in January 2004, each of which called for deliveries of 600,000 pounds of uranium in each of 2005 through 2008. After amendments, the long-term contracts now call for delivery of 617,650 pounds of uranium in 2005 (or one-half of actual production to each purchaser), 690,000 pounds of uranium in 2006 and 600,000 pounds of uranium in each of the years 2007 through 2008.  The Company expects to realize under these two contracts an average base price of $17.90 per pound for its 2005 deliveries $14.40 for its 2006 deliveries and $13.75 per pound for its 2007 through 2008 deliveries.  In addition, the Company has entered into two contracts that call for an aggregate of 645,000 pounds of deliveries in 2007 at the then current spot price on the date of delivery less an average discount of $3.80 per pound.

In May 2004, we raised equity of approximately $5.9 million and commenced the development and mining at Vasquez.  Production from Vasquez in the first nine months of 2005 was less than projected and totaled approximately 240,000 pounds.  Any shortfalls in 2005 deliveries will be made up in 2006.

We have experienced chemical and permeability obstacles in the Vasquez formation that were not experienced at our Kingsville Dome and Rosita properties.  In August 2005 we raised $12 million of equity, and we have implemented a plan to address the Vasquez production problems and increase the production rate by constructing a third remote ion exchange plant (satellite plant) and drilling additional production wells in existing wellfields to reduce the distance between our injection and production wells.  We have also designed new wellfields to reflect the closer well spacing.  In November 2005, we brought online the first new wellfield using closer spaced wells and the third satellite plant.  We also plan to bring on additional wellfields to supply feed to a fourth satellite plant in January 2006.  These actions are anticipated to achieve production rates that meet the annual scheduled deliveries under our delivery contracts.

3.                                      RESTATEMENT OF FINANCIAL STATEMENTS

Restatement of Financial Statements

The financial statements for the year ended December 31, 2004 and 2003 have been restated to give effect for fair value accounting of certain uranium sales contracts under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determined that at December 31, 2003 and March 31, 2004, its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of such date, to record these contracts at fair value.

The impact of such restatements to the financial statements at December 31, 2004 is:

	As Originally Presented	As Restated
Consolidated Balance Sheet
Liabilities and Shareholders’ Equity (Deficit)

Unrealized loss on derivatives, current portion	$—	$4,406,134
Total current liabilities	$2,036,522	$6,442,656

Unrealized loss on derivatives, net of current portion	$—	$11,439,976

Accumulated deficit	$(60,102,822)	$(75,948,932)
Total shareholder’s equity (deficit)	$553,414	$(15,292,696)

The impact of such restatement to the financial statements at September 30, 2004 is:

	Three Months As Originally Presented	Three Months As Restated	Nine Months As Originally Presented	Nine Months As Restated
Consolidated Statement of Operations

Unrealized loss on derivatives	$—	$3,425,895	$—	$12,024,693

Total cost of uranium sales	$517,358	$3,943,253	$920,170	$12,944,863
Loss from operations before corporate expenses	$(517,358)	$(3,943,253)	$(920,170)	$(12,944,863)
Loss from operations	$(1,073,159)	$(4,499,054)	$(2,194,562)	$(14,219,255)
Net loss	$(1,068,221)	$(4,494,116)	$(2,134,493)	$(14,159,186)

Net loss per common share:
Basic and Fully Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.13)

Consolidated Statement of Cash Flows

Net loss			$(2,134,493)	$(14,159,186)
Unrealized loss on derivatives			$—	$12,024,693

4.                                      CONTRACT COMMITMENTS

Sales Contracts

The Company currently has two long-term contracts, which call for aggregate deliveries of  617,650 pounds of uranium in 2005 (or one-half of actual 2005 production to each purchaser) , 690,000 pounds of uranium in 2006 and 600,000 pounds of uranium in each of the years 2007 through 2008.  The Company expects to realize under these two contracts an average base price of $17.90 per pound for its 2005 deliveries and $13.13 per pound for its 2006 through 2008 deliveries.  In both contracts the purchase price is escalated based upon the increase from the fourth quarter of 2003 in the Gross Domestic Product Implicit Price Deflator Index published by the US Department of Commerce.  The Index has increased 4.79% since the fourth quarter of 2003 through the second quarter of 2005 which represents the most current GDPIPD data available.  In addition, the Company has entered into two contracts that call for an aggregate of 645,000 pounds of deliveries by 2007 at the then current spot price on the date of delivery less an average discount of $3.80 per pound.

Derivative Financial Instruments

The Company has determined that at December 31, 2003 and March 31, 2004, its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of such date to record these contracts at fair value.  The Company does not enter into hedge transactions with respect to its uranium sales contracts and the fair value loss represents the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts.

5.                                      NOTES PAYABLE

Note Purchase Agreement

On March 28, 2005, the Company borrowed $600,000 from five stockholders of the Company, each of whom may be considered an affiliate.  The Notes are unsecured, mature on March 24, 2006 and bear interest at the rate of 10% per annum, with interest due at maturity.  The proceeds were used to commence the new development plan for Vasquez and for general and administrative expenses.  In October 2005, $475,000 of principal and $22,430 of accrued interest were converted into 994,859 shares of Common Stock of the Company at $0.50 per share.  In November 2005, the remaining $125,000 of principal and accrued interest of $5,902 were converted into 261,805 shares of Common Stock of the Company at $0.50 per share.

6.                             STOCK BASED COMPENSATION

The Company has five stock option plans, the Employees’ Stock Option Plan, the 1995 Stock Incentive Plan, the 2004 Stock Incentive Plan, the Directors’ Stock Option Plan and the 2004 Directors’ Stock Option Plan.  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with FAS 148, the Company’s net loss and loss per share (“EPS”) for the three and nine months ended September 30, 2005 and 2004 would have been adjusted to the following pro forma amounts:

		Three Months Ended September 30,		Nine months ended September 30,
		2005	2004	2005	2004
Net Loss: As reported		$(2,017,971)	$(4,494,116)	$(14,457,602)	$(14,159,186)
Pro forma stock based compensation costs under the fair value method, net of tax		(158,723)	(24,276)	(168,996)	(26,905)
Pro forma		$(2,176,694)	(4,518,392)	$(14,626,598)	$(14,186,091)

	As reported	$(0.01)	$(0.04)	$(0.10)	$(0.13)
Basic EPS:	Pro forma	$(0.01)	$(0.04)	$(0.10)	$(0.13)

	As reported	$(0.01)	$(0.04)	$(0.10)	$(0.13)
Diluted EPS:	Pro forma	$(0.01)	$(0.04)	$(0.10)	$(0.13)

The fair value of each option is estimated on the date of grant or the date approved by the stockholders, if later, using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and options approved in 2005: expected volatility of 150%, 150%, 149% and 150% and risk-free interest rates of  3.93%, 4.02%, 4.03% and 4.40%.  Expected lives of 9.1 years, 9.1, 9.3 and 9.2 years were used for options granted to employees and directors, respectively.  The weighted average fair value of options granted and approved in 2005 was $0.76.

On June 2, 2004, 6,750,000 options were granted to officers at an exercise price of $0.29 per share.  Stock compensation expense of $444,000 was recorded in June 2005 (the date an amendment to the plan was approved by the stockholders) and is reflected in general and administrative expenses.  For grants in 2004, the following weighted average assumptions were used: expected volatility of 179% and risk-free interest rates of 4.24%.  An expected life of 5.7 years was used for options granted to directors.  The weighted average fair value of options granted in 2004 was $0.29.

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

The following table shows the change in the balance of the restoration and reclamation liability during the three months and nine months ended September 30, 2005 and 2004, respectively:

	Nine months ended September 30,
	2005	2004
Reserve for future restoration and reclamation costs beginning of period	$3,410,293	$3,480,656
Additions	568,595	—
Restoration provision adjustment	—	(405,936)
Costs incurred	(715,235)	—
Accretion expense	150,273	289,687
Reserve for future restoration and reclamation costs at end of period	$3,413,926	$3,364,407

8.                                      SHAREHOLDERS’ EQUITY

Equity Infusions

In 2004 and 2005 the Company sold shares of common stock in the following private placements:

Date	Price per Share	Amount	Shares Issued

August 2005	$0.50	$12,000,000	24,000,000
May 2005	$0.45	$1,499,999	3,333,333
May 2004	$0.15	$5,897,550	39,317,005
February 2004	$0.10	$325,000	3,250,000
January 2004	$0.10	$350,000	3,500,000

In connection with the August 2005 placement the Company paid a fee of $336,000 in cash and 448,000 shares of Common Stock to a placement agent.  Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 1,600,000 shares in the offering.  In connection with the May 2005 placement, two private investment partnerships managed by George R. Ireland, a director of the Company, purchased all of the shares in the offering.

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares issued in these private placements.

Increase in Authorized Shares

In January 2005, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the “Common Stock”), from 100,000,000 to 200,000,000.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Item 2 contains “forward-looking statements.”  These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures and other such matters.  The words “believes,” “anticipates,” “expects,” “projects,” “targets” or “estimates” and similar expressions identify forward-looking statements.  The Company does not undertake to update, revise or correct any of the forward-looking information.  Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” in the Company’s 2004 Annual Report on Form 10-KSB/A.

The financial statements for the year ended December 31, 2004 and the nine months and three months ended September 30, 2004, have been restated to give effect for fair value accounting of our uranium sales contracts under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company determined that at December 31, 2003 and March 31, 2004, its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of such date, to record these contracts at fair value.

Financial Condition and Results of Operations

Comparison of Nine Months and Three Months Ended September 30, 2005 and 2004

Production and Sales.  During the first nine months of 2004 we had no uranium production or sales.  Our first uranium sales occurred in the fourth quarter of 2004.  In the first nine months of 2005, we sold 219,000 pounds of Vasquez production, resulting in revenues of $4.0 million (including $253,000 from the renegotiation of the contract price of sales that were made in the fourth quarter of 2004).  74,340 pounds were sold in the third quarter of 2005, resulting in revenues of $1.3 million.

Net Losses.  During the first nine months of 2005, we had a net loss of ($14,458,000) compared to a net loss of ($14,159,000) for the corresponding period of 2004.  These losses included non-cash unrealized losses on derivatives of ($12.1) million and ($12.0) million, respectively.  For the three months ended September 30, 2005 we had a net loss of ($2,018,000) compared to a net loss of ($4,494,000) for the corresponding period of 2004.  These losses included non-cash unrealized losses on derivatives of ($648,000) and ($3.4) million respectively.

Operating Expenses.  During the first nine months of 2005, operating expenses and related royalties and commissions for Vasquez production sold was $2,672,000.  For the third quarter of 2005 those expenses were $1,299,000.  During these periods we incurred $52,000 and $16,000, respectively, of stand-by costs at the Rosita project that was charged to operations.  During the corresponding nine and three months of 2004, we had no sales and, therefore, no costs of sales, but we did incur $570,000 and $240,000, respectively, of stand-by costs that were charged to operations.

Depreciation and Depletion.  During the first nine months of 2005, we incurred depreciation and depletion expense attributable to our Vasquez production of $1,092,000.  For the third quarter of 2005 those expenses were $539,000.  During these same nine and three month periods, we incurred $11,000 and $3,000, respectively, of stand-by depreciation cost for the Rosita project.  In the corresponding nine and three months of 2004, we incurred depreciation related to stand-by activities of $21,000 and $8,000, respectively.  The increase reflects the commencement of production at our Vasquez property in the fourth quarter of 2004.

Accretion and Amortization of Future Restoration Costs.   During the first nine months of 2005, the accretion and amortization of future restoration costs was $268,000.  For the third quarter of 2005 those expenses were $97,000.   During the corresponding nine and three months of 2004, these expenses were $290,000 and $159,000, respectively.

General and Administrative Charges.  During the first nine months of 2005, general and administrative charges and corporate depreciation were $2,340,000.  For the third quarter of 2005 those expenses were $713,000.   In the corresponding nine and three months of 2004, these expenses were

$1,274,000 and $556,000, respectively.  The increase in these charges in 2005 resulted primarily from stock compensation expense of $444,000 incurred in the second quarter of 2005 (see Note 6. “Stock Based Compensation”) and increased personnel costs related to Vasquez, increases in insurance premiums and legal fees as a result of our capital raising activities.

Cash Sources and Uses.  In the first nine months of 2005 we had net cash flow from operations of $27,000 and raised $13.7 million from financing activities.  $11.6 million of the $13.7 million was raised in the third quarter.  Our net cash flow from operations during the third quarter of 2005 was a negative $52,000.   In the first nine months of 2005 we spent $2.7 million at Vasquez for property, plant and equipment (of which $1.3 million was spent in the third quarter), $381,000 at Kingsville Dome (of which $175,000 was spent in the third quarter) and $708,000 for other property additions in Texas and New Mexico(of which $441,000 was spent in the third quarter).

In the first nine months of 2004 we had negative cash flow from operations of $1.7 million and we raised $6.5 million from financing activities (of which $38,000 was raised in the third quarter of 2004).  In the first nine months of 2004 we spent $2.1 million at Vasquez for property, plant and equipment (of which $1.1 million was spent in the third quarter), $661,000 at Kingsville Dome (of which $303,000 was spent in the third quarter) and $253,000 for other property additions in Texas and New Mexico (of which $118,000 was spent in the third quarter).  We also increased by $830,000 our restricted cash used to collateralize letters of credit pledged to secure our reclamation obligations (of which $767,000 was spent in the third quarter), and we used $1,740,000 for working capital (of which $1.1 million was spent in the third quarter).

Selected Production, Price and Cost of Uranium Sold Data

 For the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pounds of uranium produced	65,797	—	239,738	—
Pounds of uranium sold	74,340	—	219,000	—
Average sales price per pound (1)	$16.99	—	$18.40	—
Cost of produced pounds sold (2) (3) (4)	$23.57	—	$15.96	—
Royalties/commissions per pound	$1.18	—	$1.23	—

(1) Average sales price per pound for the nine months includes approximately $253,000 in revenue recorded in 2005 related to a renegotiation of the contract price completed in the first quarter of 2005 for pounds sold in 2004.

(2) The cost per pound for the three and nine months in 2005 excludes standby costs incurred of $21,000 and $67,000, respectively.  Such standby costs of $248,000 and $591,000 were charged to operating expense in the three months and nine months ended September 30, 2004, respectively.  It also excludes any amortization of $2.7 million of Vasquez costs capitalized in prior periods and written off prior to 2004.

(3) Cost of produced pounds sold for the three and nine months ended September 30, 2005 includes plant and wellfield operations costs ($16.31 and $10.97, respectively) and depreciation and depletion of capital costs ($7.26 and $4.99, respectively). Such costs exclude royalties, commissions, accretion/amortization of restoration reserve and unrealized loss on derivatives. The estimated future costs of restoring the groundwater and the reclamation and decommissioning of surface and facilities ($1.20/lb.) are treated as a period cost and are not included herein as a cost of production.

(4) As production from the new wellfields at Vasquez that utilize the closer spaced well patterns ramp up and as additional wellfields at Vasquez come on-line we expect such production to be breakeven to marginally profitable.

Liquidity - Cash Needs and Sources through the Second Quarter of 2006.

From mid 1999 until the fourth quarter of 2004, the Company had no revenues and was able to continue to maintain minimal operations, primarily conducting reclamation activities in South Texas, as a result of equity infusions and utilization, with the consent of Texas regulators, of cash collateral pledged to secure reclamation obligations.  With the improvement in uranium spot prices from $7.10 in 2000 to $11.00 by mid 2003, the Company began steps to bring its Vasquez property into production.

We signed two long-term contracts, one in August 2003 and another in January 2004, each of which called for deliveries of 600,000 pounds of uranium in each of 2005 through 2008. After amendments, the long-term contracts now call for delivery of 617,650 pounds of uranium in 2005 (or one-half of actual production to each purchaser), 690,000 pounds of uranium in 2006 and 600,000 pounds of uranium in each of the years 2007 through 2008.  The Company expects to realize under these two contracts an average base price of $17.90 per pound for its 2005 deliveries $14.40 for its 2006 deliveries and $13.75 per pound for its 2007 through 2008 deliveries.  In addition, the Company has entered into two contracts that call for an aggregate of 645,000 pounds of deliveries in 2007 at the then current spot price on the date of delivery less an average discount of $3.80 per pound.

In May 2004, we raised equity of approximately $5.9 million and commenced the development and mining at Vasquez.  Production from Vasquez in the first nine months of 2005 was less than projected and totaled approximately 240,000 pounds.  Any shortfalls in 2005 deliveries will be made up in 2006.  We have experienced chemical and permeability obstacles in the Vasquez formation that were not experienced at our Kingsville Dome and Rosita properties.

In August 2005 we raised $12 million of equity, and we have implemented a plan to address the Vasquez production problems and increase the production rate by constructing a third remote ion exchange plant (satellite plant) and drilling additional production wells in existing wellfields to reduce the distance between our injection and production wells.  We have also designed new wellfields to reflect the closer well spacing.  In October 2005, we brought online the first new wellfield using closer spaced wells and the third satellite plant.  Production from this wellfield commenced on November 4, 2005, some four weeks later than previously projected.  While the new wellfield is not yet at full capacity, it is producing in accordance with our expectations at this phase in its production cycle.  We also plan to bring on additional wellfields to supply feed to a fourth satellite plant in January 2006.  These actions are anticipated to achieve production rates that meet the annual scheduled deliveries under our delivery contracts.

We now expect 2005 production from Vasquez to be approximately 320,000 pounds and sales to be 300,000 pounds.  Through September 30, 2005 we have sold 219,000 pounds.  Revenue from sales during the fourth quarter is expected to be approximately $1.4 million.  Revenues from sales in 2006 are projected to be $14.6 million, assuming we are able to produce and sell the 1,011,000 pounds called for by our long-term contracts.

At September 30, 2005, we had cash on hand of $10.1 million.

Our projected cash requirements for the fourth quarter of 2005 and the first six months of 2006 are approximately $21.7 million.  We project that this cash will come from cash on hand at September 30, 2005 of $10.1 million, sales of our Vasquez production of $9.2 million and sales under our existing spot contracts of $3.1 million from production at our Kingsville Dome facility.  We expect to spend the $21.7 million as follows:

•   $9 million will be used for ongoing Vasquez production, development and related activities (which includes ongoing financial surety requirements of $1.2 million required in the fourth quarter of the year);

•   $6.9 million for pre-production and development and production activities to start-up production at Kingsville Dome;

•   $1.2 million for other equipment and South Texas working capital;

•   $630,000 for ongoing groundwater restoration activities at our Kingsville Dome and Rosita projects;

•   $930,000 for land acquisition and holding costs for our Texas and New Mexico properties; and

•   $3 million for general and administrative and other working capital costs.

We are actively working towards the completion of the Production Area Authorization #3 at Kingsville Dome, which we expect to be completed by year end 2005, with sales from this production commencing in the second quarter of 2006.  We expect the profitability from our Kingsville Dome production will be greater than that seen from our Vasquez production as a result of higher anticipated sales prices.  We have entered into two contracts that call for an aggregate of 645,000 pounds of deliveries by 2007 at the then current spot price on the date of delivery less an average discount of $3.80 per pound which are expected to be filled with such production.

Derivative Financial Instruments

We have determined that at December 31, 2003 and March 31, 2004, our long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and as of such date, are recorded on the balance sheet at fair value.  Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operation.  Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts.

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

Off-Balance Sheet Arrangements

We have a combination of bank Letters of Credit (the “L/C’s) and performance bonds issued for our benefit to satisfy financial surety required by the State of Texas regulatory agencies relating to certain of our future restoration and reclamation obligations.

The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”).  The amount of L/C’s issued was $897,000 and $0, at December 31, 2004 and 2003, respectively, and the L/C’s are collateralized in their entirety by certificates of deposit.  The amount of performance bonds issued was $2,835,000 on September 30, 2005 and December 31, 2004, and USF&G has required that the Company deposit funds collateralizing a portion of the bonds.  The amount of the bond exceeded the amount of collateral by $2,500,000 and $2,434,000 at September 30, 2005 and December 31, 2004, respectively.  The Company is responsible for any liability in excess of the collateral.

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

Impact of Recent Accounting Pronouncements

In March and June 2005, the EITF reached and then modified its consensus on Issue 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.”  Release EITF 04-6 relates to the accounting treatment for certain types of development costs incurred by mining companies after production from a project has commenced.   The Company capitalizes development costs related to its mining projects in both the pre-production phase and during the production phase of its projects.  The release is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.  We are currently evaluating the application of the concepts of this release and its potential impact to the Company.

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

(b)           Reports on Form 8-K

The Company filed a current report on Form 8-K dated July 1, 2005 that announced the Company’s Adjourned Annual Meeting of Stockholders was convened on June 30, 2005 and at such meeting the stockholders approved (a) an amendment to the Company’s 1995 Stock Incentive Plan increasing the number available for issuance thereunder to 12 million and (b) the 2004 Stock Incentive Plan pursuant to which options may be granted to purchase up to 7 million shares of common stock.

The Company filed a current report on Form 8-K dated July 15, 2005 announcing it amended certain terms for its 2005 deliveries under one of it long-term contracts.  Such amendment provides for our 2005 deliveries to each customer of one-half of our 2005 production up to an aggregate of 618,000 pounds with any shortfall to be delivered in 2006.

The Company filed a current report on Form 8-K dated July 28, 2005 announcing a press release regarding the results for the quarter ended March 31, 2005 and for the years ended December 31, 2004 and 2003 and the filing of an Amended 10-QSB and 10-KSB which included restated financial statements for these periods.

The Company filed a current report on Form 8-K dated August 1, 2005 announcing a press release that it had engaged a placement agent in connection with a best efforts placement of $10 million in value of shares of the Company’s common stock to selected accredited investors.

The Company filed a current report on Form 8-K dated August 12, 2005 announcing a press release that it had closed a private placement of 24,000,000 shares of it common stock at $0.50 per share to accredited investors resulting in gross proceeds of $12 million before expenses of the offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: November 11, 2005	By:	/S/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: November 11, 2005	By:	/S/ Thomas H. Ehrlich
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

10.27*

Contract with UG U.S.A., Inc. for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Pre-Effective Amendment No.2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).(1)

10.27.1*

Amendment No. 1 with UG U.S.A., Inc. dated August 30, 2004 to Exhibit 10.27 (filed with the Company’s Pre-Effective Amendment No.2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).(1)

10.27.2*

Amendment No. 2 with UG U.S.A., Inc. dated April 29, 2005 to Exhibit 10.27 (filed with the Company’s Pre-Effective Amendment No.2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).(1)

10.28*

Amended and Restated Uranium Supply Contract with Itochu Corporation dated June 7, 2005 (filed with the Company’s Pre-Effective Amendment No.2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).(1)

10.31*

Note Purchase Agreement dated March 24, 2005 and promissory notes issued thereunder (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).

10.32*

Uranium Supply Contract with UG U.S.A., Inc. dated April 29, 2005 (filed with the Company’s Pre-Effective Amendment No.2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).(1)

10.33*

Uranium Supply Contract with Itochu Corporation dated June 15, 2005 (filed with the Company’s Pre-Effective Amendment No.2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).(1)

10.34*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Current Report on Form 8-K dated August 12, 2005, SEC File No. 000-17171).

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. Filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

(1)           Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.