Form 10QSB/A
period 2005-09-30
URANIUM RESOURCES INC /DE/
filed 2005-11-18
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A amends the Registrant’s Third Quarter 2005 10-QSB, filed with the Securities and Exchange Commission on November 14, 2005, and is being filed (a) to amend the footnotes to the table on page 13 of the 10-QSB, (b) to change the word “in” to “by” in the carryover paragraph at the top of page 14, (c) to change the date from October to November in the second full paragraph on page 14, (d) to delete the third full paragraph on page 14 and (e) to amend the Exhibit List.

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

Cash Sources and Uses.  In the first nine months of 2005 we had net cash flow from operations of $27,000 and raised $13.7 million from financing activities.  $11.6 million of the $13.7 million was raised in the third quarter.  Our net cash flow from operations during the third quarter of 2005 was a negative $52,000.   In the first nine months of 2005 we spent $2.7 million at Vasquez for property, plant and equipment (of which $1.3 million was spent in the third quarter), $381,000 at Kingsville Dome (of which $175,000 was spent in the third quarter) and $708,000 for other property additions in Texas and New Mexico (of which $441,000 was spent in the third quarter).

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

Selected Production, Price and Cost of Uranium Sold Data

 For the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pounds of uranium produced	65,797	—	239,738	—
Pounds of uranium sold	74,340	—	219,000	—
Average sales price per pound (1)	$16.99	—	$18.40	—
Cost of produced pounds sold (2) (3)	$23.57	—	$15.96	—
Royalties/commissions per pound	$1.18	—	$1.23	—

(1) Average sales price per pound for the nine months includes approximately $253,000 in revenue recorded in 2005 related to a renegotiation of the contract price completed in the first quarter of 2005 for pounds sold in 2004.

(2) Includes operating expenses (less standby costs of $21,000 for the three months and $67,000 for the nine months) and depreciation and depletion of capital costs. Excludes royalties and commissions, accretion/amortization of restoration reserve and unrealized loss on derivatives.  It also excludes our estimated future cost of restoration, reclamation and decommissioning ($1.20/lb) and $2.7 million of Vasquez costs capitalized and written off prior to 2004.

(3) As production from the new wellfields at Vasquez that utilize the closer spaced well patterns ramps up and as additional wellfields at Vasquez come online we expect such production to be breakeven to marginally profitable.

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

In August 2005 we raised $12 million of equity, and we have implemented a plan to address the Vasquez production problems and increase the production rate by constructing a third remote ion exchange plant (satellite plant) and drilling additional production wells in existing wellfields to reduce the distance between our injection and production wells.  We have also designed new wellfields to reflect the closer well spacing.  In November 2005, we brought online the first new wellfield using closer spaced wells and the third satellite plant.  Production from this wellfield commenced on November 4, 2005, some four weeks later than previously projected.  While the new wellfield is not yet at full capacity, it is producing in accordance with our expectations at this phase in its production cycle.  We also plan to bring on additional wellfields to supply feed to a fourth satellite plant in January 2006.  These actions are anticipated to achieve production rates that meet the annual scheduled obligations under our delivery contracts.

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

URANIUM RESOURCES, INC.

Dated: November 18, 2005	By:	/S/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: November 18, 2005	By:	/S/ Thomas H. Ehrlich
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

10.34*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Current Report on Form 8-K dated August 12, 2005, SEC File No. 000-17171).

10.35	Uranium Resources, Inc. 2004 Stock Incentive Plan.

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. Filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

(1)           Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.