Form 10KSB
period 2005-12-31
URANIUM RESOURCES INC /DE/
filed 2006-03-31
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark
One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Issuer’s revenues for the year ended December 31, 2005 were $4.865 million.

The aggregate market value of the Common Stock of the Issuer held by non-affiliates at March 14, 2006 was approximately $118.1 million.

Number of shares of Common Stock outstanding as of March 14, 2005: 163,808,510 shares.

Documents Incorporated by Reference:

Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB Report are incorporated by reference to the Registrant’s Definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PART I

Item 1. Description of Business
The Company and Current Plan of Operation
Uranium Reserves/Mineralized Material
Long-Term Delivery Contracts
Joint Venture for Churchrock Property
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
Item 8B. Other Information

i

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10 KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

The “Company” or “Registrant” is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-KSB contains “forward-looking statements.”  These statements include, without limitation, statements relating to management’s expectations regarding the Company’s ability to remain solvent, capital requirements,  mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company’s management for future operations and activities and other such matters. The words “believes,” “plans,” “intends,” “strategy,” “projects,” “targets,” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” beginning on page 11.

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

From 1988 through 1999 we produced about 6.1 million pounds of uranium from two South Texas properties, 3.5 million pounds from Kingsville Dome and 2.6 million pounds from Rosita. In 1999 we shut-in our production because of depressed uranium prices, and from the first quarter of 2000 until December 2004, we had no source of revenue and had to rely on equity infusions to remain in business and maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations.

With the improvement in uranium spot prices to $11.00 per pound by mid 2003, the Company began steps to bring its Vasquez property into production and signed two long-term contracts, calling for deliveries of 600,000 pounds of uranium in each of 2005 through 2008. The source of production for those contracts was the Vasquez property which we expected to produce at an annual volume and for a production cost that would meet the contracted delivery requirements and yield a small gross margin.

During 2005 we were unable to produce sufficient pounds from Vasquez to satisfy our contracted delivery requirements. As a result of the lower production and the fixed costs of operations, our cost of production has exceeded the sales price under the contracts, and we have been losing money on each pound sold. In addition, because of chemical and permeability obstacles in the Vasquez formation we have been experimenting with different oxidizing components that have added to our costs. Our production costs per pound were $20.32 for all of 2005. Because of the high cost of oxidizing agents our production costs were $35.74 per pound in December 2005.

We have taken steps to remedy this situation. We have renegotiated all of our supply contracts with Itochu and UG and have committed to each of them ½ of whatever our production is in Texas at a price that is based on the market price at the time of delivery less a discount. See “Long-Term Delivery Contracts” for a discussion of the terms of the revised contracts, including certain conditions thereto. We now expect our annual production from the Vasquez property to approximate 400,000 pounds, and we expect to receive approximately $30.00 per pound for these sales. We have substantially reduced the use of the high cost oxidizing agents to reduce our production costs at Vasquez and expect our production costs going forward to be in the range of $25.00 to $27.00 per pound.

Our uranium production in 2006 is forecast at approximately 800,000 pounds. Such production is expected to be 400,000 pounds from each of our Vasquez and Kingsville Dome projects. Our Kingsville Dome project is projected to begin production in April 2006.

On February 22, 2006 we received approval of the Production Area Authorization #3 at Kingsville Dome. We expect to commence production at Kingsville Dome in April 2006, with sales commencing in the second quarter of 2006. We expect the profitability from our Kingsville Dome production will be greater than that seen from our Vasquez production as a result of higher sales prices under our new contracts and lower costs of production than at Vasquez.

During 2006, the Company plans to continue its program begun in 2005 to purchase additional uranium resources through the acquisition of known uranium deposits within the South Texas uranium trend. These small deposits, ranging from 1.5 to 4 million pounds of uranium, are ideally suited for the Company’s satellite plant technology. The Company plans to feed the resulting production together with production from the Rosita property itself, some of which is currently permitted to produce, through the currently idle but fully permitted Rosita Plant. We believe the Rosita property has significant potential for additional production at the current market price for uranium. We plan to upgrade the Rosita Plant by the addition of an additional elution circuit and a yellowcake dryer. In addition, discussions are ongoing to obtain the exploration rights to certain large properties.

We have engaged a placement agent to make a best efforts private placement of a minimum of $25 million and up to $45 million in value of shares of our Common Stock to selected accredited investors. The Company plans to use the proceeds of the offering to pay UG the $12 million discussed under “Long-Term Delivery Contracts” and the remainder for capital costs for upgrades to the Rosita plant, permitting and development drilling for Rosita, delineation drilling for properties contiguous to the Rosita plant, land acquisition and exploration costs and working capital.

As of December 31, 2005, we had 73 employees, including five geologists, nine engineers and two certified public accountants. We have field offices at Kingsville Dome, Vasquez, Rosita and Crownpoint, New Mexico.

Uranium Reserves/Mineralized Material

Based on the report of Richard F. Douglas, Ph.D. dated March 29, 2004 as revised March 30, 2006  (“Douglas Report”) our Vasquez property had proven and probable recoverable reserves of 1.99 million pounds.

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

Long-Term Delivery Contracts

The following table provides information as of March 31, 2006 concerning our long-term sales contracts. Prior to March 2006 we had two contracts with Itochu Corporation and two with UG USA, Inc. Under those contracts the Company was obligated to deliver an aggregate of 600,000 pounds in each of the years 2005 through 2008, and the buyer had the right to increase or decrease those deliveries by 15%. The average price for such deliveries was $17.95 in 2005 and was anticipated to have been $14.58 per pound in 2006. These contracts were entered into at a time when the spot price for uranium was less than $15 per pound, substantially below the $40 per pound in effect as of March 25, 2006. Two other contracts with these buyers called for aggregate deliveries of 645,000 pounds by December 31, 2007 priced at the spot price at the time of delivery less an average of $3.80 per pound.

In March 2006 we entered into a new contract with Itochu and a new contract with UG that supersede the existing contracts. Each of the new contracts calls for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are summarized below.

The Itochu Contract. Under the Itochu contract all production from the Vasquez property will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37 and a ceiling of $46.50. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $43. On non-Vasquez production the price paid will be increased by 30% of the difference between actual spot price and the $43 ceiling up to and including $50 per pound. If the spot price is over $50 per pound the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.

We have also entered into a letter of intent with Itochu to joint venture the development of our Churchrock property in New Mexico. See “Joint Venture for Churchrock Property.”  We anticipate entering into a definitive joint venture agreement with Itochu by July 1, 2006. If the Company fails to use good faith efforts to negotiate and enter into such definitive agreement, the foregoing terms will terminate and the original contract terms will be reinstated effective for all deliveries after the occurrence of such determination. Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, currently anticipated to occur around the end of 2006. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.

The UG Contract. Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of Uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we have agreed to pay UG $12 million in cash, subject to our ability to raise the cash. We are actively seeking the required funding.

Production and Revenue Forecasts. The following table contains the Company’s best estimate as of March 31, 2006 of future deliveries under the foregoing contracts based on current spot and long-term prices held constant.

	2006	2007	2008	2009	Total
Number of customers	2	2	2	2
Total long-term deliveries (000’s of pounds)	840	1,770	2,001	2,007	6,618
Total sales (000’s)	$25,500	58,740	66,719	66,929	217,887
Average sales price per pound:	$30.36	$33.19	$33.34	$33.35	$32.92

Joint Venture for Churchrock Property

We have entered into a non-binding letter of intent with Itochu to joint venture the development of our Churchrock property in New Mexico, under which Itochu will fund all development costs currently estimated at $32 million primarily through a debt facility that it will provide. Itochu and the Company will split the profits 50-50 and the Company will be the Managing Partner and receive a management fee. For revenues in excess of $30 per pound, the Company will receive additional payments under the joint venture. The Company estimates that the Churchrock property will yield about 12 million pounds of uranium. These terms are subject to the parties negotiating and signing a definitive agreement, and the parties are working towards the preparation and signing of the agreement by July 1, 2006. Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study. Itochu is funding $675,000 for the cost of the study.

Overview of the Uranium Industry

The only significant commercial use for uranium is as fuel for nuclear power plants for the generation of electricity. During 2003, 440 nuclear power plants were operating in the world and consumed an estimated 173 million pounds of uranium. Worldwide production of uranium in 2004 (the most recent year for which statistics are available) was only about 102 million pounds. In the United States, there are 104 nuclear power plants that produce about 21% of the electricity used.

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

Spot price is the price at which uranium may be purchased for delivery within one year. Spot prices have been more volatile historically than long-term contract prices, increasing from $6.00 per pound in 1973 to $43.00 per pound in 1978, declining to $7.25 per pound in October 1991, increasing to $16.50 per pound in May 1996 and again declining to $7.10 at December 31, 2000. The spot price was $40.50 at March 20, 2006.

The following graph shows spot prices per pound from 1983 to March 20, 2006, as reported by Trade Tech and Ux.

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

We have historically used a central plant for the ion exchange. In order to increase operating efficiency and reduce future capital expenditures, we are now designing and developing wellfields using a wellfield-specific remote ion exchange methodology. Instead of piping the solutions over large distances through large diameter pipelines and mixing the waters of several wellfields together, each wellfield will be mined using a dedicated satellite ion exchange facility. This will allow ion exchange to take place at the wellfield instead of at the central plant. A wellfield consists of a series of injection wells, production (extraction) wells and monitoring wells drilled in specified patterns. Wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. The satellite facilities allow mining of each wellfield using its own native groundwater. This eliminates problems associated with progressive buildup of dissolved solids in the groundwater, thereby enhancing mining efficiencies and uranium recoveries.

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

Properties located in Indian Country remain subject to the jurisdiction of the USEPA. Some of our properties are located in areas that are in dispute. For these properties, we are a bystander in a dispute between New Mexico regulators and the USEPA.

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

In order for a licensee to receive final release from further radioactive material license obligations after all of its mining and post-mining clean up have been completed in Texas, approval must be issued by the Texas Department of Health along with concurrence from the United States Nuclear Regulatory Commission and in New Mexico by the United States Nuclear Regulatory Commission.

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

The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has a combination of bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). The L/C’s relate primarily to our operations at our Vasquez project and amounted to $944,000 and $897,000, at December 31, 2005 and 2004, respectively. The L/C’s are collateralized in their entirety by certificates of deposit.

The performance bonds were $2,835,000 on December 31, 2005 and 2004 and related primarily to our operations at Kingsville Dome and Rosita. USF&G has required that the Company deposit funds collateralizing a portion of the bonds, and we have deposited approximately $344,000 and $335,000 at December 31, 2005 and 2004 respectively, as cash collateral for such bonds. We are obligated by agreement with the bonding company to increase the cash collateral to an amount equal to 50% of the amount of the bonds, plus an additional $0.50 for each pound of uranium produced until the account accumulates an additional $1.0 million.

We estimate that our actual reclamation liabilities for completed operations at Kingsville Dome and Rosita and current operations at Vasquez at December 31, 2005, are about $4.6 million of which the present value of $3.6 million is recorded as a liability as of December 31, 2005. Under an agreement reached on March 1, 2004, with the Texas regulatory agencies and our bonding company we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

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

Further Development Potential. We believe that there is a significant quantity of uranium remaining at Kingsville Dome and we expect to commence production in April 2006. We spent about $900,000 in capital expenditures in 2005, for permitting and licensing, plant and equipment upgrades, wellfield development and land holding costs.

Permitting Status. A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, additional authorizations under the area permit are required. Approval of our Production Area Authorization #3 was received in February 2006 which allows for the start-up of production at Kingsville Dome. Production is expected to commence in April 2006. See “Legal Proceedings.”

Restoration and Reclamation. During 2005, we conducted restoration activities as required by the permits and licenses on this project, spending approximately $358,000 on such activities. In 2004, we spent about $256,000 in restoration costs.

Rosita

Based on the significant increase in the market price of uranium, we have reevaluated the potential for uranium production at the Rosita project and concluded that the properties contain sufficient uranium to resume production. In order to produce this property, we will need to spend about $3 million to fund the development and plant refurbishment necessary to bring this project back on-line; and we are currently seeking to raise those funds. We are conducting restoration and reclamation, of which $618,000 was spent in 2005. In 2004, we spent about $315,000 for restoration and reclamation activities.

Vasquez

The Property. We have a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The term expires in February 2008. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

Development Plan. We commenced production from this property in October 2004. We spent about $3.9 million in capital expenditures at Vasquez in 2005. We produced 310,000 pounds of uranium in 2005 and sold 271,000 pounds. We spent about $2.7 million in capital expenditures at Vasquez in 2004. We produced 76,200 pounds of uranium in 2004 and sold 72,350 pounds.

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

Development Plan. We anticipate that Churchrock will be the first of our New Mexico properties we will develop. We spent about $382,000 in 2005 for permitting activities and land holding costs and about $124,000 in 2004 for permitting activities and land holding costs.

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

Development Plan. We spent about $397,000 in 2005 for permitting activities and land holding costs and about $61,000 in 2004 for permitting activities and land holding costs.

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

West Largo and Roca Honda

In March 1997, we acquired the fee interest in 177,000 acres in northwestern New Mexico. Several significant occurrences of uranium mineralization are known to be within this acreage, including the West Largo property and the Roca Honda property. Uranium exploration was conducted by other companies on these properties in the past, and we own the result of these past drilling and exploration programs.

The West Largo property is about 21 miles north of the town of Milan and about 1.5 miles west of State Highway 509 in McKinley County, New Mexico. The property lies about 3 miles to the northwest of the Ambrosia Lake District, a major producer of uranium by means of underground operations from the late 1950s to the early 1980s.

The Roca Honda property lies about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. We also own 36 unpatented mining claims encompassing approximately 640 acres that are adjacent to the fee land.

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

Item 3. Legal Proceedings

New Mexico Radioactive Material License

In the State of New Mexico, uranium recovery by in situ leach (“ISL”) technology requires a radioactive material license issued by the United States Nuclear Regulatory Commission (the “NRC” or the “Commission”). We applied for one license covering almost all properties located in both the Churchrock and Crownpoint districts collectively known as the Crownpoint Uranium Project. The Commission issued an operating license for the Crownpoint Uranium Project in January 1998 that allowed ISL uranium recovery operations to begin in the Churchrock district. In mid-1998, the Commission determined that certain Churchrock and Crownpoint residents who requested a hearing had standing to raise certain objections to the license. An Administrative Law Judge conducted a hearing during 1999. The Administrative Law Judge upheld the Churchrock Section 8 license and granted our request to defer any dispute on all but the Churchrock Section 8 property until we make a decision whether to mine these other properties.

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

With respect to the four remaining issues for litigation, all briefs have been filed by all parties. On July 20, 2005, the Administrative Law Judge issued a decision in which he determined that groundwater, groundwater restoration and financial assurance issues for the remaining sites did not pose significant, potential impacts to public health and safety or the environment. The Administrative Law Judge’s decision requires one minor amendment to the restoration action plans (the “RAPs”) for the remaining sites that will be addressed this year. On September 16, 2005, the Administrative Law Judge issued a decision in which he determined that the license application and supporting documentation adequately addressed historic and cultural resource preservation issues for the proposed uranium recovery site. The Administrative Law Judge’s decision on this issue did not require any amendments to the existing license. Then, on January 6, 2006, the Administrative Law Judge issued a decision in which he determined that radiological air emissions issues at the Churchrock Section 17 site did not pose significant, potential impacts to public heath and safety or the environment. This decision also did not require any amendments to the existing license.

Currently, one remaining issue is pending before the Administrative Law Judge. Further, each of the three decisions discussed above have been appealed to the full Commission for review. Petitions for review of the Administrative Law Judge’s decisions regarding groundwater, groundwater restoration and financial assurance and historic and cultural resource preservation have been rejected by the Commission. Review of the Administrative Law Judge’s decision regarding Churchrock Section 17 radiological air emissions has been granted and all supplemental briefs have been filed. We anticipate final resolution of this litigation by the end of this year.

New Mexico UIC Permit

The State of New Mexico, the USEPA and the Navajo Nation are engaged in a jurisdictional dispute as to which entity has the authority to issue Underground Injection Control (“UIC”) program permits and, in the case of some of the Churchrock and

Crownpoint properties, aquifer exemptions required to mine a portion of our Churchrock and Crownpoint properties. The dispute was taken to the Tenth Circuit Court of Appeals, which in January 2000 remanded to the EPA the issue whether the Section 8 Churchrock property was Indian Country. To date, no decision has been issued by USEPA Region 9 regarding this issue. The EPA has invited public comment on the issue, and the time for public comment expired on January 31, 2006. We anticipate that the EPA will now determine whether to hold a public hearing. We cannot predict when a determination will be made.

Kingsville Dome Production Area 3

After a hearing held in August 2005, the Texas Commission on Environmental Quality (“TCEQ”) voted unanimously February 22, 2006 to renew the Company’s disposal well permits, WDW-247 and WDW-248, and to issue Kingsville Dome Production Area Authorization 3 (“PAA 3”). Anyone wishing to challenge the order must file a motion for rehearing by April 10, 2006. If none is filed, the Commission’s action becomes final on that date and cannot be appealed. If one or more motions for rehearing are filed, all are automatically overruled on May 4, 2006; and, the Commission’s action becomes final on that date unless the TCEQ takes the extraordinary step of setting a later deadline or granting a motion for rehearing. If the TCEQ grants any motion for rehearing, new deadlines run from the mailing date of the resulting order.

Texas Department of Health Bonding Issues

On January 16, 2003, the Texas Department of Health (“TDH,” later renamed the Texas Department of State Health Services, “DSHS”) requested that we post $3.5 million in additional financial security and threatened enforcement action if the Company failed to do so. The Company object to the request. After consultation with the TDH and several interim extensions, on March 1, 2004, the Company entered into a Restoration Performance Agreement with the TDH, the Texas Commission on Environmental Quality and United States Fidelity and Guaranty Insurance Company that resolved the bonding issues. Through the Restoration Performance Agreement, the Company agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of the Company’s cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

Kleberg County and an ad hoc citizen group brought suit challenging the Restoration Agreement. However, Kleberg County has settled with the Company and withdrew its support and funding of the suit. The ad hoc group did not settle, but its counsel, which the group shared with Kleberg County, has withdrawn Kleberg County’s request. The suit has not been dismissed, but it has been inactive for more than a year and seems unlikely to be pursued further.

Other

The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to cause material expenditures.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

The Restructured UG Contract is contingent on the payment of $12 million in cash.

We must pay UG $12 million in cash by June 30, 2006 to make the restructured contract effective. Without the receipt of the higher price for uranium sales under the restructured contract, we will operate at a cash loss. Our ability to operate at a positive cash flow is dependent on raising that capital under the private placement.

We need to raise $25 million to $45 million in order implement our business plan.

We are actively seeking a $25 million to $45 million in order to implement our business plan. Without at least the minimum, we will not be able to stay in business.

Our ability to function as an operating mining company is dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties.

Assuming that we raise the foregoing capital, our ability to operate on a positive cash flow basis is dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties.

Our inability to obtain financial surety would threaten our ability to continue in business.

Future bonding requirements will increase significantly when future development and production occurs at our sites in Texas and New Mexico. The amount of the bonding for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the bonds will require us to provide cash collateral equal t the face amount of the bond to secure the obligation.

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

If we are unable to obtain or maintain permits or water rights for development of our properties or otherwise fail to manage adequately future environmental issues, our operations could be materially and adversely affected. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements and we anticipate that we will be required to continue to do so in the future. Although we believe our properties comply in all material respects with all relevant permits, licenses and regulations pertaining to worker health and safety as well as those pertaining to the environment and radioactive materials, the historical trend toward stricter environmental regulation may continue.

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

The attractiveness of uranium as an alternative fuel to generate electricity is so some degree dependent on the prices of oil, gas, coal and hydro-electricity and the possibility of developing other low cost sources for energy.

Public acceptance of nuclear energy is uncertain.

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

Competition from better-capitalized companies affects prices and our ability to acquire properties and personnel.

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

Competition from over 35 small companies affects our ability to acquire properties and personnel and retain existing personnel.

There are a handful of entities newly entered in the market that compete with us for properties and are attempting to become licensed to operate ISL facilities. In addition, we are aware several entities have expressed interest in hiring certain of our employees. To retain key employees, we may face increased compensation  costs, including, potential new option grants.

Over 44.6% of our shares of Common Stock is controlled by Principal Stockholders and Management

Over 44.6% of our Common Stock is controlled by four stockholders of record. In addition, our directors and officers are the beneficial owners of about 6.9% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

The Company has 163,808,510 shares of Common Stock currently outstanding, of which 51.5% or 84,382,035 shares are owned by non-affiliates of the Company and are freely transferable. All of the remaining shares may be sold under a Registration Statement on Form SB-2. The availability for sale of such a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of the Company’s Common Stock of the sale by them of their shares.

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

Trade Tech	A Denver-based publisher of information for the nuclear fuel industry; the successor to the information services business of Nuexco.

uranium or uranium concentrates	U3O8 or triuranium octoxide.

U3O8	Triuranium octoxide equivalent contained in uranium concentrates, referred to as uranium concentrate.

waste	Barren rock in a mine, or uranium in a rock formation that is too low in grade to be mined and milled at a profit.

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

The following table sets forth the high and low bid prices for the Common Stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2005	$0.82	0.55
September 30, 2005	0.85	0.42
June 30, 2005	0.71	0.40
March 31, 2005	0.97	0.65
December 31, 2004	0.88	0.64
September 30, 2004	0.75	0.36
June 30, 2004	0.33	0.20
March 31, 2004	0.38	0.25

As of December 31, 2005, we had 163,808,510 shares of Common Stock outstanding. On that date, there were 168 holders of record.

On March 29, 2006 the Board of Directors declared a 1 for 4 reverse stock split for stockholders of record on April 10, 2006.  The split was approved by the Company’s Stockholders at the 2005 Annual Meeting of Stockholders.

Dividends

We have never paid any cash or other dividends on our Common Stock, and we do not anticipate paying dividends for the foreseeable future.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Item 6 contains “forward looking statements.”  These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other matters. The words “believes,” “expects,”  “projects,”  “targets,” “estimates” or similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: “Cautionary Statements” beginning on page 11.

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2004 have been restated to give effect for fair value accounting of certain uranium sales contracts under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determined that at December 31, 2003, its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of such date, to record these contracts at fair value.

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2005 and 2004

Production and Sales. In 2005, we sold 271,000 pounds of Vasquez production, resulting in revenues of $4.865 million (including $253,000 from the renegotiation of the contract price of sales that were made in the fourth quarter of 2004).  We sold 72,350 pounds in 2004 (having commenced production in October of that year) and had revenues of $1.009 million.

Net Losses. During 2005, we had a net loss of  $35.0 million compared to a net loss of $15.9 million for the corresponding period of 2004. These losses included non-cash unrealized losses on derivatives of $30.9 million and $13.1 million, respectively.

Operating Expenses. During 2005, operating expenses and related royalties and commissions for Vasquez production sold was $3.702 million. We incurred $73,000 of stand-by costs at the Rosita project that was charged to operations and a lower of cost or market adjustment of $515,000 was charged to operations in December 2005. The cost of sales and related royalties and commissions for Vasquez production sold in 2004 totaled $919,000; and we incurred $607,000 of pre-production and stand-by costs at the Vasquez, Kingsville Dome and Rosita projects that were charged to operations in 2004.

Depreciation and Depletion. During 2005, we incurred depreciation and depletion expense attributable to our Vasquez production of $1.399 million. We incurred $16,000 of stand-by depreciation cost for the Kingsville Dome and Rosita projects and a lower of cost or market adjustment of $245,000 was charged to operations in December 2005.  In 2004, we incurred depreciation related to stand-by activities of $21,000 and $8,000, respectively.

Accretion and Amortization of Future Restoration Costs. During 2005, the accretion and amortization of future restoration costs was $348,000. In 2004, these expenses were $242,000.

General and Administrative Charges. In 2005, general and administrative charges and corporate depreciation were $3,209,339. In 2004, these expenses were $1,999,000.  The increase in these charges in 2005 resulted primarily from stock compensation expense of $582,000 incurred in the second and fourth quarters of 2005 (see Note 6. “Stock Based Compensation”) and increased personnel costs related to Vasquez, increases in insurance premiums and legal fees.

Cash Sources and Uses. In 2005 we had a negative cash flow from operations of $1.7 million. We spent $6.4 million in investing activities, and we raised $13.7 million from financing activities. Our net cash flow for 2005 was $5.6 million. In 2005 we spent $3.9 million at Vasquez for property, plant and equipment, $889,000 at Kingsville Dome and $1.5 million for other property additions in Texas and New Mexico. We also increased by $56,000 our restricted cash used to collateralize letters of credit pledged to secure our reclamation obligations.

In 2004 we had a negative cash flow from operations of $2.5 million. We spent $4.8 million in investing activities, and we raised $7.3 million from financing activities. In 2004 we spent $2.7 million at Vasquez for property, plant and equipment, $905,000 at Kingsville Dome and $316,000 for other property additions in Texas and New Mexico. We also increased by $831,000 our restricted cash used to collateralize letters of credit pledged to secure our reclamation obligations.

Selected Production, Price and Cost of Uranium Sold Data

 for the years ended December 31, 2005 and 2004.

	December 31,
	2005	2004
Pounds of uranium produced	310,044	76,186
Pounds of uranium sold	271,000	72,350
Average sales price per pound (1)	$17.95	$13.95
Cost of produced pounds sold (2)(3)	$20.32	$11.76
Royalties/commissions per pound	$1.31	$0.94

(1) Average sales price per pound in 2005 includes approximately $253,000 in revenue recorded in 2005 related to the renegotiation of the contract prices completed in the first quarter of 2005 for pounds that were sold in 2004.

(2)          The cost per pound excludes standby costs incurred in of $73,000 in 2005 and standby costs of $440,000 and pre-production operational costs at Vasquez of $167,000 in 2004. Such standby and pre-production costs were charged to operating expense in 2004. It also excludes any amortization of $2.7 million of Vasquez costs capitalized in prior periods and written off prior to 2004.

(3)          The cost per pound of produced pounds sold in 2005 includes plant and wellfield operations costs ($12.35), depreciation and depletion of capital costs ($5.16) and a lower of cost or market (“LCM”) adjustment to uranium inventory at December 31, 2005 ($2.81). The LCM adjustment was comprised of $1.90 per pound of operating costs and $0.91 per pound of depreciation and depletion costs.

Cost of produced pounds sold in 2004 includes plant and wellfield operations costs ($8.50) and depreciation and depletion of capital costs ($3.26).

The estimated future costs of restoring the groundwater and the reclamation and decommissioning of surface and facilities ($1.20/lb.) are treated as a period cost and are not included herein as a cost of production.

 Liquidity – Cash Sources and Uses for 2006

During the fourth quarter of 2004 we commenced mining operations at our Vasquez property after a period beginning in mid 1999 when our mining operations were shut down due to low uranium prices. During that five-year shut in period we had no revenues and were able to maintain minimal operations, primarily reclamation activities in South Texas, largely as a result of equity infusions. With the improvement in uranium spot prices by mid 2003, the Company began steps to bring its Vasquez property into production and signed two long-term contracts, calling for deliveries of 600,000 pounds of uranium in each of 2005 through 2008. The source of production for those contracts was the Vasquez property which we expected to produce at an annual volume and for a production cost that would meet the contracted delivery requirements and yield a small gross margin.

During 2005 we were unable to produce sufficient pounds from Vasquez to satisfy our contracted delivery requirements. As a result of the lower production and the fixed costs of operations, our cost of production has exceeded the sales price under the contracts, and we have been losing money on each pound sold. In addition, because of chemical and permeability obstacles in the Vasquez formation we have been experimenting with different oxidizing components that have added to our costs. Our production costs per pound were $20.32 for all of 2005. Because of the high cost of oxidizing agents our production costs were $35.74 per pound in December 2005.

We have taken steps to remedy this situation. We have renegotiated all of our supply contracts with Itochu and UG and have committed to each of them ½ of whatever our production is in South Texas at a price that is the average spot price for the eight weeks prior to the date of delivery less a discount. See “Long-Term Delivery Contracts” for a discussion of the terms of the revised contracts.

Our uranium production in 2006 is forecast at approximately 840,000 pounds. Such production is expected to be 420,000 pounds from each of our Vasquez and Kingsville Dome projects. Our Kingsville Dome project is projected to begin production in April 2006.

Our restructured contract with UG is contingent on our payment to it of $12 million in cash. We have engaged a placement agent to make a best efforts private placement of a minimum of $25 million and up to $45 million in value of shares of our Common Stock to selected accredited investors. Assuming that the Company raises only the minimum offering of $25 million, we project that we have cash needs of $48.6 million in 2006 to be used for the matters set forth in the following paragraph. We project that these funds will be supplied by $24.25 million from the equity offering (net of commission), $5.9 million from cash on hand at December 31, 2005 and $25.5 million from revenues from sales of our Vasquez and Kingsville Dome production (assuming the current market price for uranium sales held constant for the year).

In addition to the $12 million paid to UG, we expect to use $10.6 million for ongoing Vasquez new wellfield development and related activities (including financial surety requirements of $1.8 million); $9.6 million for development and production activities to start-up production at Kingsville Dome (including financial surety requirements of $1.4 million); $8.3 million for refurbishment and expansion of the Rosita production plant and for Rosita wellfield development and production start-up; $.8 million for land acquisition and holding costs for our Texas and New Mexico properties; $.7 million for groundwater restoration at our Kingsville Dome and Rosita projects; $2.1 million for equipment and South Texas working capital; and $4.5 million to cover working capital deficits prior to the end of the third quarter.

Assuming our financing raises the $25 million minimum, we expect to have positive cash flow from operations by the end of the third quarter as a result of the restructuring of the sales contract, but prior to then we will have months where our cash flow from operations is negative until the full effect of the restructuring is realized. Cash on hand at year end 2006 is projected at approximately $7 million.

If we do not raise the minimum, we may be unable to continue operations.

If our equity offering raises in excess of $25 million, the additional proceeds will be used for exploration, development and permitting in South Texas and further development of our South Texas and New Mexico properties.

Derivative Financial Instruments

The Company has determined that its long-term uranium sales contracts meet the definition of derivative financial instruments for financial statement reporting purposes, and as of such date, are recorded on the balance sheet at fair value. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts.

Management applies significant judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding uranium prices and market volatilities. Future factors, such as changes in uranium market price, changes in pricing and delivery terms and the physical delivery of produced uranium under the contracts, among others, may impact the amount of the liability. Variations in these factors could materially affect amounts credited or charged to operations to reflect the changes in fair market value of derivatives.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $944,000 and $897,000 were issued at December 31, 2005 and 2004, respectively such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at December 31, 2005 and 2004. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2,491,000 and $2,500,000 at December 31, 2005 and 2004, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements beginning on page F-8 of this Annual Report on Form 10-KSB. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

Specifically regarding our uranium properties, significant estimates were utilized in determining the carrying value of these assets. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property by property basis.  Any impairment of such costs is recognized through a reduction in the net carrying value of the asset. The actual value realized from these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R) “Share-Based Payments.”  SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for the Company in the first interim period after December 15, 2005. SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for a grant of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006. Compensation expense will be recognized for all newly granted options after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123R, will be recognized ratably over the remaining vesting period. The implementation of SFAS No. 123R expected to result in a non-cash charge against earnings in the first quarter of 2006 of approximately $320,000.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in operating costs in the same period as the revenue from the sale of inventory. The EITF 04-6 applies specifically to conventional mining operations (open pit mining), and as a result the company does not believe it is applicable to the Company’s in situ recovery mining operations.

Item 7. Financial Statements

The information called for by this item appears on pages F-1 through F-26.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures.

The principal executive and principal financial officers of the Company have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date with the exception of a weakness in awareness of proper GAAP reporting for FAS No. 133 Accounting for Derivative Instruments and Hedging Activities which resulted in restatement of the Company’s financial statements for the year ended December 31, 2004. The Company intends to work more diligently to assure that errors of this type do not recur in the future.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

Item 8B. Other Information.

None.

PART III

Pursuant to Instruction E(3) to Form 10-KSB, Items 9, 10, 11, 12 and 14 are omitted because we intend to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of our fiscal year. The information required by such items will be included in the definitive proxy statement filed for our 2006 Annual Meeting of Stockholders and is hereby incorporated by reference.

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

Date: March 29, 2006
URANIUM RESOURCES, INC.

	By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT
Paul K. Willmott,	March 29, 2006
Director, President and Chief Executive Officer

/s/ THOMAS H. EHRLICH
Thomas H. Ehrlich,	March 29, 2006
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LELAND O. ERDAHL
Leland O. Erdahl, Director	March 29, 2006

/s/ GEORGE R. IRELAND
George R. Ireland, Director	March 29, 2006

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements For The Years Ended December 31, 2005 and 2004 (Restated)

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Common Shareholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

The accounts of the Company are maintained in United States dollars. All dollar amounts in the financial statements are stated in United States dollars except where indicated.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Uranium Resources, Inc.

Lewisville, TX  75067

We have audited the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, common shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company restated the financial statements for the year ended December 31, 2004.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates, LLP

Dallas, TX

March 10, 2006, except for Note 14 as to which the date is March 30, 2006

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2005	2004
		(Restated)
Current assets:
Cash and cash equivalents	$5,852,716	$268,866
Receivables, net	32,940	369,494
Uranium and materials/supplies inventory	707,949	45,151
Prepaid and other current assets	269,835	108,799
Total current assets	6,863,440	792,310
Property, plant and equipment, at cost:
Uranium properties	51,662,223	45,456,483
Other property, plant and equipment	302,164	276,271
Less-accumulated depreciation, depletion and impairment	(43,275,660)	(41,424,883)
Net property, plant and equipment	8,688,727	4,307,871
Other assets	1,072,026	259,532
Long-term investment:
Certificate of deposit, restricted	1,288,411	1,232,067
	$17,912,604	$6,591,780

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	December 31,
	2005	2004
		(Restated)
Current liabilities:
Accounts payable	$1,139,005	$505,591
Current portion of restoration reserve	1,061,491	1,200,327
Accrued interest and other accrued liabilities	432,683	195,604
Unrealized loss on derivatives, current portion	20,424,291	4,406,134
Current portion of long-term debt	175,833	135,000
Total current liabilities	23,233,303	6,442,656
Other long-term liabilities and deferred credits	3,823,015	3,551,844
Unrealized loss on derivatives, net of current portion	26,396,656	11,439,976
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 1, 2, 3, 4,5, and 11)
Shareholders’ equity (deficit):
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2005—163,808,510; 2004–134,507,263	163,961	134,660
Paid-in capital	74,890,697	60,530,994
Accumulated deficit	(111,035,610)	(75,948,932)
Less: Treasury stock (152,500 shares), at cost	(9,418)	(9,418)
Total shareholders’ deficit	(35,990,370)	(15,292,696)
	$17,912,604	$6,591,780

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004
		(Restated)
Revenues:
Uranium sales—	$4,865,156	$1,009,283
Total revenue	4,865,156	1,009,283
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	355,011	67,956
Operating expenses	3,935,225	1,194,938
Provision (credit) for restoration and reclamation costs	—	—
Accretion/amortization of restoration reserve	348,415	241,810
Depreciation and depletion	1,660,219	263,380
Unrealized loss on derivatives	30,974,837	13,111,772
Writedown of uranium properties and other uranium assets	—	46,188
Total cost of uranium sales	37,273,707	14,926,044
Loss from operations before corporate expenses	(32,408,551)	(13,916,761)
Corporate expenses—
General and administrative	3,191,312	1,999,394
Depreciation	18,027	7,033
Total corporate expenses	3,209,339	2,006,427
Loss from operations	(35,617,890)	(15,923,188)
Other income (expense):
Interest expense	(93,418)	(8,122)
Interest and other income, net	624,630	66,554

Net loss	$(35,086,678)	$(15,864,756)

Net loss per common share:
Basic	$(0.24)	$(0.14)
Diluted	$(0.24)	$(0.14)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balances, December 31, 2003 (Restated)	81,824,193	$81,977	$53,211,487	$(60,084,176)	$(9,418)
Net loss (Restated)	—	—	—	(15,864,756)	—
Common stock issuance	52,206,570	52,206	7,224,634	—	—
Common stock issued for deferred compensation	476,500	477	94,823	—	—
Balances, December 31, 2004 (Restated)	134,507,263	$134,660	$60,530,994	$(75,948,932)	$(9,418)
Net loss	—	—	—	(35,086,678)	—
Common stock issuance	27,333,333	27,333	13,042,781	—	—
Common stock issued for services	448,000	448	(448)	—	—
Common stock issued for debt conversion	1,256,664	1,257	627,076	—	—
Stock compensation expense	—	—	581,960	—	—
Beneficial conversion on debt modification	—	—	55,947	—	—
Common stock issued for deferred compensation	263,250	263	52,387	—	—
Balances, December 31, 2005	163,808,510	$163,961	$74,890,697	$(111,035,610)	$(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004
		(Restated)
Cash flows from operations:
Net loss	$(35,086,678)	$(15,864,756)
Reconciliation of net loss to cash used in operations —
Unrealized loss on derivatives	30,974,837	13,111,772
Accretion/amortization of restoration reserve	348,415	241,810
Depreciation and depletion	1,678,246	270,413
Writedown of uranium properties and other assets	—	46,188
Decrease in restoration and reclamation accrual	(974,161)	(571,705)
Stock compensation expense	581,960	—
Deferred compensation	—	181,888
Other non-cash items, net	433,636	226,253
Effect of changes in operating working capital items —
(Increase) decrease in receivables	336,554	(344,244)
Increase in inventories	(446,769)	(19,644)
Increase in prepaid and other current assets	(507,563)	(272,765)
Increase in payables and accrued liabilities	939,659	453,666
Net cash used in operations	(1,721,864)	(2,541,124)
Investing activities:
Increase in certificate of deposit, restricted	(56,344)	(830,947)
Additions to property, plant and equipment —
Kingsville Dome	(889,479)	(905,001)
Rosita	(279,975)	(43,448)
Vasquez	(3,915,760)	(2,724,312)
Churchrock	(382,147)	(124,037)
Crownpoint	(396,523)	(61,157)
Other property	(444,172)	(87,573)
Net cash used in investing activities	(6,364,400)	(4,776,475)
Financing activities:
Proceeds from borrowings	600,000	—
Issuance of Common Stock, net	13,070,114	7,276,840
Net cash provided by financing activities	13,670,114	7,276,840
Net increase (decrease) in cash and cash equivalents	5,583,850	(40,759)
Cash and cash equivalents, beginning of year	268,866	309,625
Cash and cash equivalents, end of year	$5,852,716	$268,866

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1. DESCRIPTION OF THE COMPANY

Uranium Resources, Inc. (“URI”) was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ leach (“ISL”) or solution mining process. Historically, the primary customers of the Company have been major utilities who utilize nuclear power to generate electricity. At present the Company owns producing and undeveloped uranium properties in South Texas and undeveloped uranium properties in New Mexico.

The Company resumed uranium production in the fourth quarter of 2004 at its Vasquez project in South Texas and began wellfield development in the fourth quarter of 2005 at its Kingsville Dome project, in South Texas, in anticipation of production from this project in April 2006. Prior to resuming Vasquez production, the Company had been in production stand-by since the first quarter of 1999 at its Kingsville Dome and Rosita projects. Groundwater restoration activities have been conducted and are currently ongoing at both the Kingsville Dome and Rosita projects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Description of Company

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of URI and its wholly owned subsidiaries (collectively “the Company”). All significant intercompany transactions have been eliminated in consolidation.

Inventories

Uranium and materials and supplies inventory for each of the Company’s projects are valued at the lower of average cost or market.

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

Depreciation and Depletion. Depletion of uranium mineral interests, permits, licenses and related development costs are computed on a property-by-property basis using the units-of-production method based on each projects pounds of recoverable uranium. Depreciation and depletion are provided on the investment costs, net of salvage value, of the various uranium properties’ production plants and related equipment using the estimated production life of the uranium reserves. During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties are ceased. Depreciation and depletion of our plant facilities, machinery and equipment continues, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site. Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

Other Property, Plant and Equipment

Other property, plant and equipment consists of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation on other property is computed based upon the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Gain or loss on disposal of such assets is recorded as other income or expense as such assets are disposed.

Capitalization of Interest

The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the twelve months ended December 31, 2005 and 2004. Total interest costs in these periods were $37,000 and $8,000, respectively.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and increased the carrying amount of the related asset, which resulted in a net expense for the cumulative effect of a change in accounting principle of $1,447,000. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Future reclamation and remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company’s engineering studies calculating the cost of future of surface and groundwater activities. During the years ended December 31, 2005 and 2004 the Company increased its accrual for restoration and reclamation costs by $620,774 and $318,000, respectively.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $944,000 and $897,000 were issued at December 31, 2005 and 2004, respectively such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at December 31, 2005 and 2004. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2,491,000 and $2,500,000 at December 31, 2005 and 2004, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditures in excess of the collateral.

Revenue Recognition for Uranium Sales

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

The weighted average number of shares used to calculate basic and diluted loss per share was 146,577,874 and 114,901,282 in 2005 and 2004, respectively. The potential Common Stock that was excluded from the calculation of diluted earnings per share was 17,611,938 and 9,758,763 in 2005 and 2004, respectively.

Consolidated Statements of Cash Flows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Additional disclosures of cash flow information follow:

	Year Ended December 31,
	2005	2004
Cash paid during the period for:
Interest	$0	$0

The following non-cash transactions occurred in 2005 and 2004 and such transactions are summarized as follows:

The Company issued 263,250 and 476,500 shares of Common Stock in 2005 and 2004, respectively in satisfaction of the conversion of deferred compensation	$52,649	$95,300

In the fourth quarter of 2005, the Company issued 1,256,664 shares of Common Stock in satisfaction of the conversion of $600,000 in principal and $28,333 in accrued interest for borrowings made pursuant to a Note Purchase Agreement dated March 24, 2005.

In connection with a $12 million private placement in August 2005 the Company paid a fee of $336,000 in cash and 448,000 shares of Common Stock to a placement agent.

In June 2005, the Company recorded $443,960 in stock compensation expense related to stock options granted to employees and directors of the Company that were contingent upon shareholder approval of amendments to the stock option plans under which the grants were issued.

In September 2005, the Company recorded $138,000 in stock compensation expense for stock options granted to a non-employee for services provided to the Company.

Restricted Cash

At December 31, 2005 and 2004, the Company had pledged certificates of deposit of $1,288,000 and $1,232,000, respectively, in order to collateralize letters of credit required for future restoration and reclamation obligations related to the Company’s South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

Stock-Based Compensation

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to apply the provisions of Accounting Principles Board Opinion

(“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Under APB No. 25, compensation is measured as the excess, if any, of the quoted market price of the Company’s Common Stock over its exercise price at the date of grant.

On June 2, 2004, 6,750,000 options were granted to officers at an exercise price of $0.29 per share. Stock compensation expense of $444,000 was recorded in June 2005 (the date an amendment to the stock option plan was approved by the Company’s stockholders) and is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005.

On September 28, 2005, 200,000 options were granted to a non-employee of the Company for services provided to the Company. Stock compensation expense of $138,000 is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005.

Derivative Financial Instruments

The Company has determined that its long-term uranium sales contracts meet the definition of derivative financial instruments for financial statement reporting purposes, and as of such date, are recorded on the balance sheet at fair value. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts.  See note 14 for discussion of renegotiated sales contracts.

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

The Company has outstanding surety bonds issued on its behalf by USF&G at December 31, 2005 and 2004. The Company has deposited funds collateralizing a portion of these bonds. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, the Company would be obligated to pay USF&G for its expenditures in excess of the collateral. See “Summary of Significant Accounting Policies—Restoration and Reclamation Costs” for further discussion.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R) “Share-Based Payments.” SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for the Company in the first interim period after December 15, 2005. SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for a grant of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006. Compensation expense will be recognized for all newly granted options after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123R, will be recognized ratably over the remaining vesting period. The implementation of SFAS No. 123R is expected to result in a non-cash charge against earnings in the first quarter of 2006 of approximately $320,000.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in operating costs in the same period as the revenue from the sale of inventory. The EITF 04-6 applies specifically to conventional mining operations (open pit mining) and as a result the Company does not believe it is applicable to the Company’s in situ recovery mining operations.

3. GOING CONCERN

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

4. URANIUM PROPERTIES

Property, Plant and Equipment

	Property, Plant and Equipment Balances (net) At December 31,
	2005	2004
Uranium plant	$2,315,000	$1,873,000
Uranium wellfield development	3,592,000	1,670,000
Permits and licenses	1,308,000	284,000
Mineral rights	659,000	274,000
Exploration	56,000	—
Vehicles/depreciable equipment	247,000	24,000
Other	512,000	183,000
Total	$8,689,000	$4,308,000

Property Realizability

Uranium Properties

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected uranium prices, production levels and operating costs of production and capital, based upon the projected remaining future uranium production from each project. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

The Company recorded an impairment and reduced the carrying value of its uranium properties by $46,000 in 2004.

Vasquez Property

The Company has a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The term expires in February 2008. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

The net carrying value of the property was approximately $4,611,000 at December 31, 2005. Such assets consisted of mineral rights, permits/licenses, wellfield development, plant buildings/uranium processing/drying facilities and restoration and other equipment of $104,000, $60,000, $3,395,000, $963,000 and $89,000 respectively. The net carrying value of the property was approximately $2,477,000 at December 31, 2004. Such assets consisted of mineral rights, permits/licenses, wellfield development, plant buildings/uranium processing/drying facilities and restoration and other equipment of $91,000, $49,000, $1,670,000, $641,000 and $26,000 respectively.

Kingsville Dome Property

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

The net carrying value of the property was approximately $2,110,000 at December 31, 2005. Such assets consisted of mineral rights, permits/licenses, plant buildings/uranium processing/drying facilities, wellfield development and restoration and other equipment of $239,000, $379,000, $1,179,000, $197,000 and $116,000, respectively. The net carrying value of the property was approximately $1,298,000 at December 31, 2004. Such assets consisted of mineral rights, permits/licenses, plant buildings/uranium processing/drying facilities and restoration and other equipment of $127,000, $91,000, $1,056,000 and $24,000, respectively. The Company recorded an impairment provisions in the year ended December 31, 2004 of approximately $13,000 for the Kingsville Dome property.

Rosita Property

The Company holds several lease holdings in a uranium prospect (“Rosita”) in Duval County, Texas. The Company has produced over 3 million pounds of uranium from this property in the early to mid 1990’s but the property was placed on stand-by in 1999 because of low uranium prices. With the significant increase in uranium prices the company is re-evaluating this property for additional future uranium production.

Cost of uranium sales in 2005 and 2004 in the Consolidated Statements of Operations includes $83,000 and $105,000, respectively of costs incurred to maintain the facility while Rosita was on standby and not in production. The Company recorded impairment provisions in the year ended December 31, 2004 of approximately $34,000, for the Rosita property.

The net carrying value of the property at December 31, 2005 and 2004 was approximately $173,000 and $184,000, respectively. Such assets consisted of plant buildings and uranium processing equipment of $173,000 and $175,000 in 2005 and 2004 respectively and restoration and other equipment of $9,000 in 2004.

South Rosita

In the fourth quarter of 2005, the Company entered into leases on approximately 1,300 acres in Duval County near its Rosita property. Evaluation of the uranium mineralization potential of this property will be conducted in 2006.

Churchrock Properties

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

Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties was $506,000 and $124,000 at December 31, 2005 and 2004, respectively. The assets consisted of mineral rights and permitting/licensing at December 31, 2005 and 2004.

Crownpoint Property

The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 619 gross and 521.8 net acres.

The net carrying value of these properties was $518,000 and $122,000 at December 31, 2005 and 2004 and consisted primarily of mineral rights, permits/licenses and plant buildings and equipment.

West Largo and Roca Honda

In March 1997, we acquired the fee interest in 177,000 acres in northwestern New Mexico. Several significant occurrences of uranium mineralization are know to be within this acreage, including a uranium mineralized property called the West Largo and a uranium mineralized property called the Roca Honda.

The West Largo property is about 21 miles north of the town of Milan and about 1.5 miles west of State Highway 509 in McKinley County, New Mexico. The property lies about 3 miles to the northwest of the Ambrosia Lake District, a major producer of uranium by means of underground operations from the late 1950s to the early 1980s.

The Roca Honda property lies about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. We also own 36 unpatented mining claims encompassing approximately 640 acres that are adjacent to the fee land.

The net carrying value of the property was $29,000 and $15,000 at December 31, 2005 and 2004, respectively.

5. CONTRACT COMMITMENTS

Sales Contracts

Long-term contracts have historically been the primary source of revenue to the Company.

In August 2003, we signed a sales contract to deliver approximately 300,000 pounds of uranium annually for the years 2005-2008. In January 2004, we signed a second uranium supply contract to deliver approximately 300,000 pounds annually for the years 2005-2008.

In 2004, the Company amended one of the sales contracts to accelerate a portion of the 2005 deliveries into 2004 to provide cash flow from its uranium inventory. Deliveries under these contracts in 2005 and 2004 totaled approximately 271,000 and 72,000 pounds respectively and  generated approximately $4.9 million and $1 million in revenue respectively, from such sales.

The following table provides information at December 31, 2005 concerning the expected quantities under our two long-term sales contracts from January 1, 2006 through 2008. In both contracts the fixed purchase price is escalated based upon the increase from the fourth quarter of 2003 in the Gross Domestic Product Implicit Price Deflator Index published by the US Department of Commerce. The Index has increased 5.64% since the fourth quarter of 2003 through the first quarter of 2006.

	2006	2007	2008	Total
Number of customers	2	2	2
Total long-term deliveries (000’s of pounds)	*1,037	690	690	2,417
Total sales (000’s)	$15,112	$9,567	$9,567	$34,246
Average sales price per pound	$14.58	$13.87	$13.87	$14.17

*                                         2005 contract obligations of 347,000 pounds not delivered in 2005 have been added to the 2006 contractual delivery requirements, such deliveries are limited to actual production

In addition to the foregoing, the Company has entered into two contracts that call for deliveries of 645,000 pounds in the aggregate by December 31, 2007 at the current spot price on the date of delivery less an average of $3.80 per pound.

In March, 2006 the Company executed agreements significantly amending  the sales contracts noted above. (See Footnote 14. “Subsequent Events”  for additional information about these amended contracts.)

Derivative Financial Instruments

The Company has determined that its long-term uranium sales contracts meet the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of January 1, 2004, to record these contracts at fair value. The Company does not enter into hedge transactions with respect to its uranium sales contracts and the fair value loss represents the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts.

6. LONG-TERM DEBT

Convertible Notes

In 2000, the Company issued a $135,000 Convertible Note due July 17, 2005 in settlement of certain outstanding claims. Interest of 6% per annum was due at maturity. The Company could prepay the Note at any time and the holder of the Note had the right to convert all principal and accrued interest into shares of the Company’s Common Stock at a conversion price of $0.75 per share. In the third quarter of 2005, the maturity was extended to July 17, 2006, and the accrued and unpaid interest of $40,833 was added to the principal of the Convertible Note. The conversion price was reduced to $0.44 per share. In connection with these amended terms, the Company recorded interest expense of approximately $56,000 related to the beneficial conversion terms of the modified Note. In the first quarter of 2006, all of the principal and accrued interest under the note were converted in shares in March, 2006.

On March 28, 2005 the Company borrowed $600,000 from five (5) stockholders of the Company, each of whom may be considered an affiliate. The Notes were unsecured, with a maturity date of March 24, 2006 and bore interest at the rate of 10% per annum. Each of the Notes carried conversion rights entitling the holder the right to convert the face value of the Note plus accrued interest into shares of common stock of the Company at a price equal to the share price the Company received under subsequent debt or equity offerings. In the fourth quarter of 2005 each lender elected to convert their note and accrued interest into common stock of the Company. A total of 1,256,664 shares were issued at a share price of $0.50 per share.

Summary of Long-Term Debt

	At December 31,
	2005	2004
Long-term debt of the Company consists of:
Crownpoint property (Note 3)	$450,000	$450,000
Convertible Note	175,833	135,000
	625,833	585,000
Less—Current portion	175,833	135,000
Total long-term debt	$450,000	$450,000

Maturities of long-term debt are as follows:

For the Twelve Months Ended:
December 31, 2006	$175,833
December 31, 2007	$—
December 31, 2008	$—
December 31, 2009	$—
December 31, 2010 and beyond	$450,000

7. RELATED-PARTY TRANSACTIONS

In August 2005 and May 2005 the Company issued shares of its common stock in private placement transactions. Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 1,600,000 shares out of 24,000,000 shares in the August 2005 offering and all of the 3,333,333 shares in the May 2005 offering. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares issued in these private placements.

In September 2005, the Company issued a total of 38,250 shares of Common Stock at $0.20 per share to a director of the Company upon his election to convert deferred compensation into shares under the terms of the deferred compensation plans.

On March 28, 2005 the Company borrowed $600,000 pursuant to a Note Purchase Agreement dated March 24, 2005. The lenders were five (5) stockholders of the Company, each of whom may be considered an affiliate. In the fourth quarter of 2005 each lender elected to convert their note and accrued interest in common stock of the Company. A total of 1,256,664 shares were issued at a share price of $0.50 per share in connection with the conversion of the Notes.

In January 2005, the Company issued a total of 225,000 shares of Common Stock at $0.20 per share to a former director and holder of in excess of 5% of outstanding common shares of the Company upon his election to convert deferred compensation.

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

8. SHAREHOLDERS’ EQUITY (DEFICIT)

Equity Infusions

In 2005 and 2004 the Company sold shares of common stock in the following private placements:

Date	Price per Share	Amount	Shares Issued

August 2005	$0.50	$12,000,000	24,000,000
May 2005	$0.45	$1,499,999	3,333,333
May 2004	$0.15	$5,897,550	39,317,005
February 2004	$0.10	$325,000	3,250,000
January 2004	$0.10	$350,000	3,500,000

In connection with the August 2005 placement the Company paid a fee of $336,000 in cash and 448,000 shares of Common Stock to a placement agent.

Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 1,600,000 shares in the offering. In the May 2005 placement, two private investment partnerships managed by George R. Ireland, a director of the Company, purchased all of the shares in the offering.

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares issued in these private placements.

Common Stock Issued Upon Conversion of Warrants/Options

In September 2005, the Company issued 38,250 shares of Common Stock of the Company at $0.20 per share to a  director of the Company upon his election to convert deferred compensation. In January 2005, the Company issued 225,000 shares of Common Stock of the Company at $0.20 per share to a former director of the Company upon his election to convert deferred compensation.

In November 2004, the Company raised $100,000 of equity by the issuance of 223,265 and 291,300 shares of Common Stock at $0.20 and $0.19 per share respectively, to an executive officer and director of the Company upon the exercise of outstanding stock options.

In the fourth quarter of 2004, the Company raised $675,000 of equity by the issuance of 5,625,000 shares of Common Stock at $0.12 upon the exercise of Warrants that were issued in August 2000.

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

Stock Options

Employee Stock Options

On June 2, 2004, the Board of Directors of the Company, adopted an amendment to the Company’s 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number shares of Common Stock subject to the 1995 Plan to 12,000,000. The amendment was approved by the Shareholders of the Company in June 2005. Also on June 2, 2004, the Compensation Committee of the Board of Directors issued to executive officers, incentive stock options under the 1995 Plan, to purchase 6,028,000 shares at a price of $0.29 per share and non-qualified options to purchase 722,000 shares at $0.29 per share. In September 2005 the Compensation Committee issued under the 1995 Plan, incentive stock options to purchase 571,400 shares at a price of $0.70 per share and non-qualified options to purchase 428,600 shares at $0.70 per share to an executive officer of the Company. In September 2005, the Compensation Committee also issued non-qualified options to purchase 200,000 shares at $0.70 per share under the 1995 Plan to a non-employee of the Company. At December 31, 2005, no additional shares were available for future grants under the 1995 Plan.

On June 2, 2004, the Board of Directors, adopted and approved the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) for key employees of the Company. The 2004 Plan originally authorized grants of incentive stock options and non-qualified options to purchase up to an aggregate of 2,000,000 shares of Common Stock. On December 9, 2004, the Board of Directors adopted an amendment increasing the number of shares subject to the 2004 Plan to 7,000,000. In November 2004, incentive options to purchase 988,000 shares at a price of $0.74 were granted to non-executive employees of the Company. In December 2004, an incentive option to purchase 476,188 shares and a non-qualified option to purchase 1,523,812 shares at a price of $0.84 was granted to an executive employee of the Company. At December 31, 2005, 4,282,000 shares were available for future grants under the 2004 Plan.

Directors Stock Options

On June 19, 2001, the Company granted options to certain directors of URI to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $0.22 per share. The grants were comprised of 200,000 options to replace the options that expired and were canceled in 2001 and 100,000 options granted to a newly elected director. All such options are immediately exercisable and are scheduled to expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first. None of these options have been exercised and 100,000 of these options were cancelled as of December 31, 2005.

On June 2, 2004 the Company adopted the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”). Under the 2004 Directors’ Plan, each non-employee director on the date the Plan was adopted was granted an option to purchase three hundred thousand (300,000) shares of Common Stock. Each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase 100,000 shares of Common Stock and, each Non-Employee Director shall be granted an option to purchase one hundred thousand (100,000) shares either, (a) upon his or her reelection at an annual meeting of the Company’s stockholders or (b) in any calendar year in which an annual meeting of stockholders is not held, on June 1 of such year. The 2004 Directors’ Plan replaces an earlier plan that expired in 2004. At December 31, 2004, there were outstanding options for the exercise of 10,000 shares under the old plan.

In June 2005, at the annual meeting of the stockholders of the Company, each of the non-employee directors of the Company was granted an option under the 2004 Directors Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.45 per share. Each of the two non-employee directors holds options covering 400,000 shares under the 2004 Directors’ Plan at December 31, 2005. At December 31, 2005, 4,200,000 shares were available for future grants under the 2004 Directors’ Plan.

Options Issuable for Deferred Compensation

The Company has a 1999 Deferred Compensation Plan (the “1999 Plan”) and Deferred Compensation Plans for 2000-2001, 2002, 2003 and 2004 (the “2000-2004 Plans”) whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2004.

Under the 1999 Deferred Compensation Plan (the “1999 Plan”), executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of approximately $242,000 was deferred under the 1999 Plan of which $133,450 was paid by issuing 355,861 shares of Common Stock at $0.375 per share. As of December 31, 2005, approximately $108,000 remains outstanding as deferred compensation under the 1999 Plan.

Under the 2000-2004 Plans, the executive officers and directors were permitted to defer up to 100% of their 2000, 2001, 2002, 2003 and 2004 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.20 per share. A total of $829,000 was deferred under the 2000-2004 Plans of which $95,300 was paid in 2004 by issuing 476,500 shares of Common Stock at $0.20 per share. As of December 31, 2005, approximately $681,000 remains outstanding as deferred compensation under the 2000-2004 Plans.

In December 2005, the 1999 Plan and the 2000-2004 Plans were amended, extending the election of the participants under the plans to receive their deferred compensation until January 11, 2011. All of the participants elected to defer their election to such date.

Market for Common Stock

From August 22, 2001 until June 24, 2003, we were quoted on the OTC Bulletin Board (“OTCBB”). From June 25, 2003 until October 14, 2004 we were quoted on the Pink Sheets. Since October 15, 2004, we have been quoted on both the OTCBB and the Pink Sheets.

9. STOCK-BASED COMPENSATION PLANS

The Company maintains four stock option plans,  the 1995 Stock Incentive Plan, the 2004 Stock Incentive Plan, the Directors’ Stock Option Plan and the 2004 Directors’ Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost is generally recognized. Had compensation cost for these plans been determined consistent with FAS 148, the Company’s net loss and loss per share (“EPS”) for each of the years ended December 31, 2005 and 2004, respectively, would have been adjusted to the following pro forma amounts:

	2005	2004
		(Restated)
Net Loss: As reported	$(35,030,731)	$(15,864,756)
Pro forma stock based compensation costs under the fair value method, net of tax	(430,255)	(27,458)
Pro forma	$(35,460,986)	$(15,892,214)
Basic EPS:
As reported	$(0.24)	$(0.14)
Pro forma	$(0.24)	$(0.14)
Diluted EPS:
As reported	$(0.24)	$(0.14)
Pro forma	$(0.24)	$(0.14)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The following are the weighted average ranges for assumptions used for grants in 2005:  Expected volatility of 150% and risk-free interest rates of 4.0%-4.5%. An expected life of 9.2 years was used for options granted to the employees and directors. The weighted average fair value of options granted in 2005 ranged from $0.45 to $0.78 per share.

The following are the weighted average ranges for assumptions used for grants in 2004:  Expected volatility of 149%-179% and risk-free interest rates of 4.2%-5.0%. The range of the expected life of 5.7-9.4 years was used for options granted to the employees and directors. The weighted average fair value of options granted in 2004 ranged from $0.29 to $0.84 per share.

On June 2, 2004, 6,750,000 options were granted to officers at an exercise price of $0.29 per share. Stock compensation expense of $444,000 was recorded in June 2005 (the date an amendment to the stock option plan was approved by the Company’s stockholders) and is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005. On September 28, 2005, 200,000 were granted to a non-employee of the Company for services provided to the Company. Stock compensation expense of $138,000 is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005.

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

On August 10, 1994, the Board of Directors increased the available options under the Employees’ Stock Option Plan and the Directors’ Stock Option Plan to 850,000 and 150,000 options, respectively. All of the options covered by this grant have been exercised or have expired unexercised at December 31, 2005. On October 11, 1995, the Board of Directors elected to discontinue grants under the Employees’ Stock Option Plan with the adoption of a stock incentive plan covering key employees (the “1995 Stock Incentive Plan”). The 1995 Stock Incentive Plan provides for the grant of a maximum of 750,000 stock options. These options may be qualified or nonqualified. On June 5, 1998, the Company’s stockholders elected to increase the available options under the 1995 Stock Incentive Plan to 1,250,000 options. During 2000, the Company’s board of directors elected to increase the available options under the 1995 Stock Incentive Plan to 4,000,000, subject to stockholder approval. Such approval was received in March 2001. During 2004, the Company’s board of directors elected to increase the available options under the 1995 Stock Incentive Plan to 12,000,000, subject to stockholder approval. Such approval was received in June 2005.

On June 2, 2004, the Board of Directors, subject to obtaining the approval of stockholders, adopted and approved the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) for key employees of the Company. The 2004 Plan enables the Company to provide incentives to employees to perform well in a difficult and rapidly changing environment in the Uranium mining industry. The 2004 Plan originally authorized grants of incentive stock options and non-qualified options to purchase up to an aggregate of 2,000,000 shares of Common Stock. On December 9, 2004, the Board of Directors adopted an amendment increasing the number of shares subject to the 2004 Plan to 7,000,000. Such approval was received in June 2005.

As of December 31, 2005, there are 11,444,255 options outstanding under the 1995 Stock Incentive Plan and 4,282,000 granted under the 2004 Stock Incentive Plan.

Additional details about the options granted under the stock option plans are as follows:

			At December 31, 2005
Date of Grant	Exercise Price	Options Granted	Options Available for Exercise	Options Exercised	Options Canceled	Options Outstanding
January 15, 1992	$2.94	617,248	—	327,625	289,623	—
May 22, 1992	$3.00	2,000	—	1,000	1,000	—
Balances at Dec. 31, 1992		619,248	—	328,625	290,623	—
February 26, 1993	$2.50	10,000	—	2,500	7,500	—
May 27, 1993	$3.50	2,000	—	500	1,500	—
Balances at Dec. 31, 1993		631,248	—	331,625	299,623	—
July 11, 1994	$4.38	20,000	—	—	20,000	—
August 10, 1994	$4.25	140,000	—	1,000	139,000	—
December 15, 1994	$5.88	3,000	—	—	3,000	—
Balances at Dec. 31, 1994		794,248	—	332,625	461,623	—
February 24, 1995	$4.13	210,000	—	—	210,000	—
April 12, 1995	$3.88	10,000	—	—	10,000	—
May 26, 1995	$3.75	40,000	—	—	40,000	—
August 16, 1995	$8.38	100,000	—	—	100,000	—
August 31, 1995	$6.88	127,508	—	—	127,508	—
October 11, 1995	$6.94	35,000	—	—	35,000	—
December 19, 1995	$5.50	3,000	—	—	3,000	—
Balances at Dec. 31, 1995		1,319,756	—	332,625	987,131	—
February 22, 1996	$9.75	178,810	58,420	—	120,390	58,420
May 29, 1996	$17.00	3,000	2,000	—	1,000	2,000
May 30, 1996	$16.13	75,000	—	—	75,000	—
July 22, 1996	$11.13	50,000	—	—	50,000	—
Balances at Dec. 31, 1996		1,626,566	60,420	332,625	1,233,521	60,420
February 10, 1997	$7.125	182,405	57,300	—	125,105	57,300
April 1, 1997	$5.50	55,000	55,000	—	—	55,000
May 1, 1997	$5.00	3,000	2,000	—	1,000	2,000
Balances at Dec. 31, 1997		1,866,971	174,720	332,625	1,359,626	174,720
February 23, 1998	$2.9375	172,000	94,000	—	78,000	94,000
June 5, 1998	$2.50	3,000	2,000	—	1,000	2,000
Balances at Dec. 31, 1998		2,041,971	270,720	332,625	1,438,626	270,720
June 18, 1999	$0.25	2,000	2,000	—	—	2,000
Balances at Dec. 31, 1999		2,043,971	272,720	332,625	1,438,626	272,720
September 27, 2000	$0.20	2,250,000	2,026,735	223,265	—	2,026,735
Balances at Dec. 31, 2000		4,293,971	2,299,455	555,890	1,438,626	2,299,455
February 28, 2001	$0.19	475,500	152,800	291,300	31,400	152,800
June 19, 2001	$0.22	20,000	—	—	20,000	—

			At December 31, 2005
Date of Grant	Exercise Price	Options Granted	Options Available for Exercise	Options Exercised	Options Canceled	Options Outstanding
Balances at Dec. 31, 2001		4,789,471	2,452,255	847,190	1,490,026	2,452,255
Balances at Dec. 31, 2002		4,789,471	2,452,255	847,190	1,490,026	2,452,255
June 1, 2003	$0.04	3,000	800	—	1,000	2,000
Balances at Dec. 31, 2003		4,792,471	2,453,055	847,190	1,491,026	2,454,255
June 2, 2004	$0.29	600,000	150,000	—	—	600,000
June 2, 2004	$0.29	6,750,000	2,611,532	—	—	6,750,000
November 12, 2004	$0.74	988,000	359,000	—	270,000	718,000
December 7, 2004	$0.84	2,000,000	1,000,000	—	—	2,000,000
Balances at Dec. 31, 2004		15,130,471	6,573,587	847,190	1,761,026	12,522,255
June 1, 2005	$0.45	200,000	—	—	—	200,000
September 28, 2005	$0.70	1,200,000	450,000	—	—	1,200,000
October 6, 2005	$0.78	1,050,000	262,500	—	—	1,050,000
Balances at Dec. 31, 2005		17,580,471	7,286,087	847,190	1,761,026	14,972,255

The exercise price for the options granted under the stock option plans has been the fair market value of the Common Stock on the date granted. The terms of the options provide that no options may be exercised for one year after grant, and then for ratable exercise over the subsequent four-year period, with a total exercisable period of ten years.

The exercise price for the options granted under the 1995 Stock Incentive Plan has been the fair market value of the Common Stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years. The weighted average fair value of options granted in 2005 and 2004 was $0.71 and $0.45, respectively.

10. FEDERAL INCOME TAXES

The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2005	2004
Property development costs—net of amortization	$7,552,000	$7,860,000
Accelerated depreciation	62,000	75,000
Restoration reserves	1,087,000	812,000
Derivative valuation allowance	15,919,000	5,388,000
Net operating loss and percentage depletion carryforwards	51,343,000	47,593,000
Valuation allowance and other — net	(75,963,000)	(61,728,000)
Total deferred income tax asset (liability)	$0	$0

Major items causing the Company’s tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2005		2004 (Restated)
	Amount	Amount	Amount	% of Pretax Income
Pretax loss	$(35,086,678)	—	$(15,864,756)	—
Pretax loss times statutory tax rate	(11,929,000)	(34)%	(5,394,000)	(34)%
Increases in taxes resulting from:
Change in valuation allowance	11,929,000	34%	5,394,000	34%
Income tax benefit	$0	0%	$0	0%

The Company’s net operating loss carryforwards generated in 2005 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax (“AMT”) rates imposed by the Tax Reform Act of 1986. It is assumed that these deferred tax assets will be realized at such rates.

At December 31, 2005, approximately $67,773,000 of percentage depletion (available for regular tax purposes) had not been utilized to offset book income and is available to carry forward to future accounting periods.

The Company also has available for regular federal income tax purposes at December 31, 2005 estimated net operating loss (“NOL”) carryforwards of approximately $51,287,000 which expire primarily in 2006 through 2026, if not previously utilized. Following the issuance of the Company’s Common Stock in 2001, use of the Company’s NOL will be severely limited on an annual and aggregate basis. For this reason, the NOL is not included as a deferred tax asset in the table above.

11. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2005	2004
Reserve for future restoration and reclamation costs (Asset Retirement Obligations), net of current portion of $1,061,491 in 2005 and $1,200,327 in 2004 (Note 1)	$2,533,787	$2,209,966
Royalties payable	500,000	500,000
Deferred compensation	789,228	841,878
	$3,823,015	$3,551,844

The following table shows the change in the balance of the restoration and reclamation liability (Asset Retirement Obligation) during the years ended December 31, 2005 and 2004:

	Year Ended December 31
	2005	2004
Reserve for future restoration and reclamation costs at January 1,	$3,410,293	$3,480,656
Additions	339,771	317,675
Changes in cash flow estimates	620,774	—
Costs incurred	(975,924)	(571,705)
Accretion expense	200,364	183,667
Reserve for future restoration and reclamation costs at December 31,	$3,595,278	$3,410,293

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

13. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2004 have been restated to give effect for fair value accounting of certain uranium sales contracts under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determined that its long-term uranium sales contracts meet the definition of derivative financial instruments for financial statement and reporting purposes, and the financial statements have been restated as December 31, 2004, to record these contracts at fair value.

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

14. SUBSEQUENT EVENTS

Amendment to Uranium Sales Contracts

In March 2006 we entered into a new contract with Itochu and a new contract with UG that supersede the existing contracts. Each of the new contracts calls for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are summarized below.

The Itochu Contract. Under the Itochu contract all production from the Vasquez property will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37 and a ceiling of $46.50. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $43. On non-Vasquez production the price paid will be increased by 30% of the difference between actual spot price and the $43 ceiling up to and including $50 per pound. If the spot price is over $50 per pound the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.

We have also entered into a letter of intent with Itochu to joint venture the development of our Churchrock property in New Mexico. See “Joint Venture for Churchrock Property.”  We anticipate entering into a definitive joint venture agreement with Itochu by July 1, 2006. If the Company fails to use good faith efforts to negotiate and enter into such definitive agreement, the foregoing terms will terminate and the original contract terms will be reinstated effective for all deliveries after the occurrence of such determination. Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, currently anticipated to occur around the end of 2006. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.

The UG Contract. Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of Uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we have agreed to pay UG $12 million in cash, subject to our ability to raise the cash. We are actively seeking the required funding.

Joint Venture for Churchrock Property

We have entered into a non-binding letter of intent with Itochu to joint venture the development of our Churchrock property in New Mexico, under which Itochu will fund all development costs currently estimated at $32 million, primarily through a debt facility that it will provide. Itochu and the Company will split the profits 50-50 and the Company will be the Managing Partner and receive a management fee. For revenues in excess of $30 per pound, the Company will receive additional payments under the joint venture. The Company estimates that the Churchrock property will yield about 12 million pounds of uranium. These terms are subject to the parties negotiating and signing a definitive agreement, and the parties are working towards the preparation and signing of the agreement by July 1, 2006. Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study. Itochu is funding $675,000 for the cost of the study.

Impact of Amended Sales Contracts on Derivatives

The Company’s long-term uranium sales contracts prior to their amendment in March 2006 met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at December 31, 2005 at fair value. Changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts. Both of the amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and is does not obligate the Company to deliver any uranium in excess of it’s production.

The Company is currently assessing the impact these amendments will have on its financial statements for 2006, including the impact on the recorded valuation of derivatives associated with the Company’s existing sales contracts prior to their amendment.

Reverse Stock Split

On March 29, 2006 the Company's Board of Directors declared a 1 for 4 reverse stock split for stockholders of record on April 10, 2006.  The split was approved by stockholders at the 2005 Annual Meeting of Stockholders.

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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 300, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.16.1	Amendment No. 1 to the Uranium Resources, Inc. Deferred Compensation Plan for 1999.

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).

Exhibit Number	Description
10.17.1	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001.

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2003, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2003, SEC File Number 000-17171).

10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

10.24.1	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2002, Deferred Compensation Plan for 2003, Deferred Compensation Plan for 2004.

10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

10.27*

Contract with UG U.S.A., Inc. for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106). (1)

10.27.1*

Amendment No. 1 with UG U.S.A., Inc. dated August 30, 2004 to Exhibit 10.27 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106). (1)

10.27.2*

Amendment No. 2 with UG U.S.A., Inc. dated April 29, 2005 to Exhibit 10.27 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106). (1)

10.28*

Amended and Restated Uranium Supply Contract with Itochu Corporation dated June 7, 2005 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106). (1)

10.31*

Note Purchase Agreement dated March 24, 2005 and promissory notes issued thereunder (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).

10.32*

Uranium Supply Contract with UG U.S.A., Inc. dated April 29, 2005 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106). (1)

10.33*

Uranium Supply Contract with Itochu Corporation dated June 15, 2005 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106). (1)

10.34*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Current Report on Form 8-K dated August 12, 2005, SEC File No. 000-17171).

10.35*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company’s Quarterly Report on Form 10-QSB/A dated November 18, 2005, SEC File Number 333-125106. (1)

10.36	Feasibility Study Funding Agreement between Itochu Corporation, Uranium Resources, Inc. and Hydro Resources, Inc. effective March 29, 2006.

Exhibit Number	Description
10.37	Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006.

10.38	Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006.

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

23	Consent of Richard A. Douglas.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

(1)                                  Certain provisions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.