Form 10KSB/A
period 2005-12-31
URANIUM RESOURCES INC /DE/
filed 2006-04-21
CIK 839470

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

The aggregate market value of the Common Stock of the Issuer held by non-affiliates at April 19, 2006 was approximately $141.3 million.

Number of shares of Common Stock outstanding as of April 19, 2006: 51,269,541 shares.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-KSB/A

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

ANNUAL REPORT ON FORM 10 KSB/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

The “Company” or “Registrant” is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-KSB/A contains “forward-looking statements.”  These statements include, without limitation, statements relating to management’s expectations regarding the Company’s ability to remain solvent, capital requirements,  mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company’s management for future operations and activities and other such matters. The words “believes,” “plans,” “intends,” “strategy,” “projects,” “targets,” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” beginning on page 11.

Certain terms used in this Form 10-KSB/A are defined in the “Glossary of Certain Terms” appearing at the end of Part I hereto.

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

On April 19, 2006, we raised $49,082,844 in equity by a sale of 10,016,907 shares of Common Stock at $4.90 per share in a private placement to selected accredited investors. We expect to raise an additional $898,660 under this offering by the end of April 2006 under commitments that remain to be funded. The Company plans to use the proceeds of the offering to pay UG the $12 million discussed under “OUR BUSINESS—Long-Term Delivery Contracts” and the remainder for capital costs for upgrades to the Rosita plant, permitting and development drilling for Rosita, delineation drilling for properties contiguous to the Rosita plant, land acquisition and exploration costs and working capital.

As of December 31, 2005, we had 73 employees, including five geologists, nine engineers and two certified public accountants. We have field offices at Kingsville Dome, Vasquez, Rosita and Crownpoint, New Mexico.

Uranium Reserves/Mineralized Material

Based on the reports of Richard F. Douglas, Ph.D. (“Douglas Reports”) our Vasquez property had proven and probable in-place reserves of 3.1 million pounds (1.99 million pounds estimated as recoverable); our Kingsville Dome property had 318,000 pounds of probable in-place reserves of which 223,000 pounds or 70% is estimated to be recoverable; and our New Mexico properties collectively have about 36.6 million pounds of in-place mineralized uranium materials, of which we are unable to estimate the amount that may be recoverable. In addition, although not covered by the Douglas Reports, the Company’s internal estimates are that there is potential in South Texas for approximately 10.7 million pounds of in-place mineralized material on properties currently leased by the Company and approximately 16 million pounds of in-place mineralized material on properties targeted for acquisition or lease. The Company has also targeted certain areas in South Texas to attempt to acquire the exploration rights, for which the Company estimates that up to 15 million pounds of in-place mineralized material may exist. In New Mexico, the Company’s internal estimates are that there is potential for approximately 44.5 million pounds of in-place mineralized material on properties currently owned or leased by the Company and 27 million pounds of in-place mineralized material on a property targeted for lease. The Company has engaged an independent engineer to confirm the Company’s internal estimates on properties in South Texas and New Mexico that are currently owned or leased. None of the foregoing estimates complies with the National Instrument 43-101 rule of Canadian Securities Administrators.

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

The UG Contract. Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of Uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we have agreed to pay UG $12 million in cash, subject to our ability to raise the cash. We will pay the $12 million to UG by the end of April 2006 with funds raised in our equity offering that was recently consummated.

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

Rosita

Based on the significant increase in the market price of uranium, we have reevaluated the potential for uranium production at the Rosita project and concluded that the properties contain sufficient uranium to resume production. In order to produce this property, we will need to spend about $3 million to fund the development and plant refurbishment necessary to bring this project back on-line.  We are conducting restoration and reclamation, of which $618,000 was spent in 2005. In 2004, we spent about $315,000 for restoration and reclamation activities.

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

Kingsville Dome Production Area 3

After a hearing held in August 2005, the Texas Commission on Environmental Quality (“TCEQ”) voted unanimously February 22, 2006 to renew the Company’s disposal well permits, WDW-247 and WDW-248, and to issue Kingsville Dome Production Area Authorization 3 (“PAA 3”). Anyone wishing to challenge PAA 3 was required to file a motion for rehearing by April 10, 2006. Such a motion was filed; however, the motion will be automatically overruled by operation of law on May 4, 2006 unless the TCEQ takes the extraordinary step of granting the motion. The Company has received no indication that the TCEQ intends to grant such motion for rehearing. Should the TCEQ grant the motion, new deadlines run from the mailing date of the resulting order.

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

Over 35.5% of our shares of Common Stock is controlled by Principal Stockholders and Management

Over 35.5% of our Common Stock is controlled by four stockholders of record. In addition, our directors and officers are the beneficial owners of about 5.5% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

The Company has 51,269,541 shares of Common Stock currently outstanding, of which 61.3% or 31,409,172 shares are owned by non-affiliates of the Company and are freely transferable. All of the remaining shares may be sold under a Registration Statement on Form SB-2. The availability for sale of such a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of the Company’s Common Stock of the sale by them of their shares.

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

The following table sets forth the high and low bid prices for the Common Stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2005	$3.28	2.20
September 30, 2005	3.40	1.68
June 30, 2005	2.84	1.60
March 31, 2005	3.88	2.60
December 31, 2004	3.52	2.56
September 30, 2004	3.00	1.44
June 30, 2004	1.32	0.80
March 31, 2004	1.52	1.00

As of December 31, 2005, we had 40,952,127 shares of Common Stock outstanding. On that date, there were 168 holders of record.

On March 29, 2006 the Board of Directors declared a 1 for 4 reverse stock split for stockholders of record on April 10, 2006. All of the common stock share information, share price information and share ownership information in this Annual Report on Form 10-KSB/A has been revised to give effect to the reverse stock split, with the exception of the financial statements and the notes to the financial statements incorporated herein which are shown on a pre-split basis. Such financial statements were issued prior to the effective date of the reverse split. The split was approved by the Company’s Stockholders at the 2005 Annual Meeting of Stockholders.

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

On April 19, 2006 we raised $49,082,844 in equity by a sale of 10,016,907 shares of Common Stock at $4.90 per share in a private placement to selected accredited investors. We expect to raise an additional $898,660 under this offering by the end of April 2006 under commitments that remain to be funded. In addition to the foregoing proceeds, the Company had $5.9 million in cash on hand at December 31, 2005 and projects $25.5 million from revenues from sales in 2006 of our Vasquez and Kingsville Dome production (assuming the current market price for uranium sales held constant for the year).

In addition to the $12 million to be paid to UG, we expect to use $10.6 million for ongoing Vasquez new wellfield development and related activities (including financial surety requirements of $1.8 million); $9.6 million for development and production activities to start-up production at Kingsville Dome (including financial surety requirements of $1.4 million); $8.3 million for refurbishment and expansion of the Rosita production plant and for Rosita wellfield development and production start-up; $.8 million for land acquisition and holding costs for our Texas and New Mexico properties; $.7 million for groundwater restoration at our Kingsville Dome and Rosita projects; $2.1 million for equipment and South Texas working capital; $4.5 million to cover working capital deficits prior to the end of the third quarter; and the balance for exploration, development and permitting in South Texas and further development of our South Texas and New Mexico properties.

We expect to have positive cash flow from operations by the end of the third quarter as a result of the restructuring of our sales contracts.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements beginning on page F-8 of this Annual Report on Form 10-KSB/A. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Directors

The Board of Directors consists of three individuals listed below who hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by plurality vote.

Name	Age	Positions and Offices with the Company
Paul K. Willmott	66	Chairman, Chief Executive Officer, President and Director
Leland O. Erdahl	77	Director
George R. Ireland	49	Director

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

Leland O. Erdahl has served as a director since July 11, 1994. From 1986 to 1991, Mr. Erdahl served as President and Chief Executive Officer for Stolar, Inc., a high-tech company involved in the radio wave imaging of geologic media and underground radio transmission for voice and data. He was President and CEO of Albuquerque Uranium Corporation, a uranium mining company, from 1987 to 1991 and served as Vice President of AMAX Gold in 1997 and 1998. From January 2001 to September 14, 2001 Mr.  Erdahl served as President of Nord Pacific Limited, a mining company with gold and copper interests in Australia and Papau, New Guinea. He is a Certified Public Accountant and is a graduate from the College of Santa Fe. He is currently a director of Canyon Resources Corporation (a mining company whose primary business is the discovery and production of precious metals). Mr. Erdahl also serves on the compensation committee of Canyon Resources Corporation and is Chairman of its Audit Committee.

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

The following table sets forth certain information concerning executive officers that are not also directors:

Name	Age	Positions and Offices
Richard A. Van Horn	59	Senior Vice President—Operations
Thomas H. Ehrlich	46	Vice President, Chief Financial Officer, Secretary and Treasurer
Mark S. Pelizza	53	Vice President—Health, Safety and Environmental Affairs
Craig S. Bartels	57	Senior Vice President—Technology and New Project Development and President, Hydro Resources, Inc.
Bill McKnight	69	Vice President—Exploration

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

Craig S. Bartels, a Licensed Professional Engineer and a Licensed Professional Geoscientist, rejoined the Company as Senior Vice President—Technology and New Project Development, and President of Hydro Resources, Inc., a wholly owned subsidiary of the Company in December 2004. He was previously an officer of HRI from July 1996 until September 1999, when he started a consulting company specializing in ISL technology, hydrology and geochemistry. Among his projects as a consultant, he helped with design and startup of the Beverley ISL project in Australia, evaluated an Arizona copper ISL project for a Canadian firm, and began an upgrade of his commercial groundwater model. From January 1995 to July 1996, he was Manager of Wellfield Operations for Crow Butte Resources, Inc., a uranium ISL mining company. Mr. Bartels originally joined the Company in early 1981 and held varied positions with the Company as Reservoir Engineer, Plant Manager, and Manager of Wellfield Operations through October 1994. Earlier, he was with Union Carbide, eventually becoming Technical and Plant Superintendent for their solution mining operation. Mr. Bartels also spent six years with Natural Gas Pipeline Company of America, a major gas transmission company, as drilling and reservoir engineer for their gas storage operations. Mr. Bartels received a B.S. Degree in Petroleum Engineering from Montana School of Mines in 1972.

William M. McKnight, Jr., rejoined the Company in September 2005 as Vice President—Exploration. Mr. McKnight is responsible for exploration and land acquisition activities of the Company. Mr. McKnight was one of the founders of the Company and served as Sr. Vice President—Operations and Chief Operating Officer from 1978 to 1997. He also served as a director of the Company until 1994. Before rejoining the Company he served as an independent consultant for several companies, evaluating uranium mineralization potential for projects located both domestically and in foreign countries. Mr. McKnight also served as President of ACHEMCO, Inc. from 1999 to 2004, a privately held company, specializing in the treatment of municipal waste.

Section 16 Reporting.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) filings.

Directors and officers of the Company have filed all required Form 4s and Form 5s.

Code of Ethics for Senior Financial Officers

In March 2004, we adopted a Code of Ethics for Senior Financial Officers including the Company’s chief executive officer, chief financial officer, controller, treasurer, and chief internal auditor, if any (“Code of Ethics”). A copy of the Code of ethics will be furnished without charge upon request to our Vice President and Chief Financial Officer at the Company’s principal executive offices.

Item 10. Executive Compensation

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for the years ended December 31, 2005, 2004 and 2003 paid to our Chief Executive Officer and certain other executive officers.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Securities
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Underlying Options	All Other Compensation(2)
		($)	($)	($)	(#)	($)
Paul K. Willmott(3)	2005	$207,676	$0	$3,224	—	$2,066
Chairman, President and	2004	$202,725	$0	$1,045	562,500	$1,116
Chief Executive Officer	2003	$114,552	$0	$366	—	$620
Richard A. Van Horn(4)	2005	$139,792	$0	$200	—	$1,360
Senior Vice President—	2004	$137,950	$0	$217	375,000	$1,134
Operations	2003	$134,799	$0	$50	—	$1,092
Mark S. Pelizza	2005	$109,908	$0	$7,237	—	$1,098
Vice President—Health,	2004	$109,108	$0	$3,325	375,000	$1,090
Safety and Environmental Affairs	2003	$68,902	$0	$2,635	—	$498
Thomas H. Ehrlich(5)	2005	$109,908	$0	$200	—	$1,098
Vice President and Chief	2004	$106,780	$0	$217	375,000	$908
Financial Officer	2003	$56,303	$0	$1,321	—	$490
Craig S. Bartels	2005	$142,652	$0	$716	—	$1,360
SR Vice President New Project	2004	$10,210	$0	$0	500,000	$100
Development/President—Hydro Resources, Inc.	2003	$0	$0	$0	—	$911

(1)           Represents amount paid for out-of-pocket medical and dental expenses under the Company’s Supplemental Health Care Plan.

(2)           Represents contributions made by the Company under the Company’s 401(k) Profit Sharing Plan (see “401(k) Profit Sharing Plan” below).

(3)           Salary for 2004, and 2003 includes $90,000, and $51,900, respectively which was deferred under the Company’s 2004 and 2003 Deferred Compensation Plans.

(4)           Salary for 2004 and 2003 includes $20,800 and $20,800, respectively which was deferred under the Company’s 2004 and 2003 Deferred Compensation Plans.

(5)           Salary for 2004 and 2003 includes $15,938, and $7,200, respectively which was deferred under the Company’s 2004 and 2003 Deferred Compensation Plans.

Supplemental Health Care Plan

The Company has adopted a health care plan (the “Supplemental Plan”) for the officers and certain of the employees who are also stockholders, which supplements the standard health care plan available to all eligible employees (the “Standard Plan”). The Supplemental Plan pays directly to the participant 80% of all out-of-pocket medical and dental expenses not covered under the Standard Plan, including deductibles and co-insurance amounts. Additionally, the Supplemental Plan provides to each participant $100,000 of accidental death and dismemberment insurance protection and a world wide medical assistance benefit. Each participant in the Supplemental Plan will receive a maximum annual benefit of $100,000. The Company pays an annual premium under the Supplemental Plan equal to $250 per participant plus 10% of claims paid. There are currently five officers and employees covered by the Supplemental Plan.

401(k) Profit Sharing Plan

The Company maintains a defined contribution profit sharing plan for employees (the “401(k)”) that is administered by a committee of trustees appointed by us. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year we make a contribution to the 401(k) without regard to current or accumulated net profits (as defined) of the Company. Our contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at our discretion) of the participants’ contributions, up to 4% of each participant’s gross pay. For the plan year ended July 31, 2005 and 2004, we contributed amounts equal to 25% of the participant’s contributions, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

Employees’ Stock Option Plans

Under our Amended and Restated 1995 Stock Incentive Plan (the “1995 Plan”) 2,846,458 shares are reserved for issuance upon exercise of outstanding options granted under the 1995 Plan with option grant prices of $0.76 to $28.50 per share. 128,641 shares have been issued upon the exercise of options under the 1995 Plan in 2005. No new options may be granted under the 1995 Plan.

Under our 2004 Stock Incentive Plan (the “2004 Plan”) incentive stock options and non-qualified options to purchase up to an aggregate of 1,750,000 shares of Common Stock may be granted to key employees. As of March 31, 2006, 500,000 shares are reserved for issuance under options outstanding as of March 31, 2006, at an exercise price of $3.36 per share; and 179,500 shares are reserved for issuance at a price of $2.96 per share.

Deferred Compensation Plans

We have four separate deferred compensation plans covering the years 1999 through 2004. Under these plans executive officers and directors of the Company and its subsidiaries were permitted to defer up to 100% of their 1999, 2000, 2001, 2002, 2003 and 2004 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $1.50 under the 1999 deferred compensation plan and $0.80 per share under the 2000-2004 plans. As of December 31, 2005, a total of $789,228 has been deferred under such plans.

A total of $241,690 was deferred under the 1999 Plan of which $133,450 was paid by issuing 88,965 shares of Common Stock at $1.50 per share. In 2005, elections were made to convert $52,650 of deferred compensation into 65,812 shares under the plans for the years 2000 through 2004.

Option Grants in 2005 Fiscal Year

The following table sets forth information regarding grants of stock options to the executive officers listed in the Summary Compensation Table during 2005.

Name	Number of Securities Underlying Options granted	Percent of Total Options Granted To Employees in Fiscal Year	Exercise Price	Expiration Date
William M. McKnight, Jr.	250,000	44.4%	$2.80	09/28/2015

Aggregated Stock Option Exercises in 2005 Fiscal Year and 2005 Fiscal Year End Option Values

The following table sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 2005 and the year-end value of unexercised options held by each of the executive officers named in the Summary Compensation Table.

	Shares Acquired on Exercise (#)	Value Realized ($ )(1)	# of Securities Underlying Unexercised Options at Fiscal Year End ($ )(2)	Value of Unexercised In- The-Money Options at Fiscal Year End ($ )(3)
Name			Exercisable/Unexercisable	Exercisable/Unexercisable
Paul K. Willmott	—	$—	374,413/336,340	$577,014/$497,784
Richard A. Van Horn	—	—	303,241/232,758	$470,597/$344,483
Mark S. Pelizza	—	—	279,516/232,758	$455,745/$344,483
Thomas H. Ehrlich	—	—	286,791/232,758	$235,051/$344,483

(1)           Calculated by subtracting actual option price from market price at respective dates of exercise and multiplying the difference by the number of shares in each category.

(2)           The total number of unexercised options held as of December 31, 2005, separated between those options that were exercisable and those options that were not exercisable.

(3)           Calculated by subtracting the actual option exercise price from the market price at respective dates of exercise and multiplying the difference by the number of shares in each category.

Director Compensation

On June 2, 2004 the Company adopted the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”). Under the 2004 Directors’ Plan, each non-employee director on the date the Plan was adopted was granted an option to purchase seventy-five thousand (75,000) shares of Common Stock. Each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase 25,000 shares of Common Stock and, each Non-Employee Director will be granted an option to purchase twenty-five thousand (25,000) shares either (a) upon his or her reelection at an annual meeting of the Company’s stockholders or (b) in any calendar year in which an annual meeting of stockholders is not held, on June 1 of such year.

Mr. Erdahl and Mr. Ireland each holds options covering 100,000 shares under the 2004 Directors’ Plan.

The 2004 Directors’ Plan replaces a previous plan adopted in 1994 which expired in 2004. Under the previous plan Mr. Erdahl holds options covering 1,250 shares; and Mr. Ireland holds options covering 1,250 shares. No new options may be granted under this Plan.

In addition, Messrs. Ireland and Erdahl each hold an option expiring on June 19, 2011 to purchase 25,000 shares of Common Stock at $0.88 per share. Those options were not granted under any plan.

Compensation for 2004 to the non-employee directors for January through May 2004, was earned at the rate of $3,000 per quarter plus $1,000 per meeting attended and from June to December 2004, was earned at a rate of $4,000 per quarter plus $1,200 per meeting attended. Beginning in June 2004, the Chairman of the Audit Committee earned compensation at the rate of $1,250 per quarter, and each non-employee director earned $600 for each meeting of the Audit Committee attended. The non-employee directors deferred a total of $54,000 in 2004 under the 2004 Deferred Compensation Plan, which represented all of their compensation for that year.

Compensation Agreements with Key Executives

In June 1997, the Company entered into Compensation Agreements with each of the then executive officers (all of the current officers other than Mr. Bartels) named in the compensation table that provide that in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for the CEO and twenty-four months for the other officers, following such change in control. The agreements specify that the executive will continue to receive compensation and benefits for the remainder of the applicable period if we terminate the executive or if the executive terminates his employment following the occurrence of certain actions without the executive’s consent. However, we are not obligated to provide such rights and benefits to the executive if the executive was terminated for cause.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005 regarding equity compensation to the Company’s employees, officers and directors under equity compensation plans.

Plan category	Number of shares issuable under outstanding options and rights	Weighted average exercise price	Number of shares available for future issuance
Equity compensation plans approved by security holders	3,844,503	$2.12	1,070,500
Equity compensation plans not approved by security holders	1,001,233	$0.84	1,100,000
Total	4,845,736	$1.84	2,170,500

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of March 24, 2006, information regarding persons known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock. Shown separately in the second table below is information regarding the beneficial ownership of our Common Stock by (i) each director, (ii) each of the executive officers, and (iii) all directors and executive officers as a group.

Principal Stockholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Zesiger Capital Group, LLC 320 Park Avenue, 30th Floor New York, NY 10022	10,105,464	(3)	19.7%
Rudolf J. Mueller c/o The Winchester Group, Inc. 153 East 53rd Street, Suite 5101 New York, NY 10022	3,065,157	(4)	6.0%
William D. Witter One Citicorp Center 153 East 53rd Street New York, NY 10022	2,624,663		5.1%
Gilder Gagnon Howe & Co., LLC 1775 Broadway, 26th Floor New York, NY 10019	2,437,992		5.0%

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

(3)           Includes 10,105,464 shares as to which Zesiger Capital Group, LLC (“ZCG”) holds dispositive power and 5,409,558 shares as to which they hold voting power for shares that are owned by their investment advisory clients. ZCG disclaims beneficial ownership of all of these shares.

(4)           Includes 2,725,132 shares as to which Mr. Mueller holds sole dispositive and voting power and 340,025 shares as to which Mr. Mueller holds shared dispositive power and 14,575 shares as to which Mr. Mueller holds shared voting power. Includes (i) 19,575 shares owned by members of Mr. Mueller’s family in which Mr. Mueller shares voting and dispositive power. Mr. Mueller disclaims beneficial ownership of such shares.

Directors and Executive Officers

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Paul K. Willmott	1,165,991	(3)	2.1%
Leland O. Erdahl	181,805	(4)	0.3%
George R. Ireland	177,780	(5)	0.3%
Richard A. Van Horn	446,574	(6)	0.8%
Mark S. Pelizza	347,396	(7)	0.6%
Thomas H. Ehrlich	397,790	(8)	0.7%
Craig S. Bartels	256,602	(9)	0.5%
William M. McKnight, Jr.	62,500	(10)	0.1%
All executive officers and directors As a group (8 persons)	3,036,438	(11)	5.4%

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

(3)           Includes 1,026,534 shares that may be obtained by Mr. Willmott through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 336,340 shares that may be obtained by Mr. Willmott through the exercise of stock options exercisable more than 60 days from the date hereof.

(4)           Includes 44,850 shares that may be obtained by Mr. Erdahl through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 81,400 shares that may be obtained by Mr. Erdahl through the exercise of stock options exercisable more than 60 days from the date hereof.

(5)           Includes 160,100 shares that may be obtained by Mr. Ireland through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 81,400 shares that may be obtained by Mr. Ireland through the exercise of stock options exercisable more than 60 days from the date hereof.

(6)           Includes 433,241 shares that may be obtained by Mr. Van Horn through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 232,758 shares that may be obtained by Mr. Van Horn through the exercise of stock options exercisable more than 60 days from the date hereof.

(7)           Includes 279,516 shares that may be obtained by Mr. Pelizza through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 232,758 shares that may be obtained by Mr. Pelizza through the exercise of stock options exercisable more than 60 days from the date hereof.

(8)           Includes 389,675 shares that may be obtained by Mr. Ehrlich through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 232,758 shares that may be obtained by Mr. Ehrlich through the exercise of stock options exercisable more than 60 days from the date hereof.

(9)           Includes 250,000 shares that may be obtained by Mr. Bartels through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 250,000 shares that may be obtained by Mr. Bartels through the exercise of stock options exercisable more than 60 days from the date hereof.

(10)         Includes 62,500 shares that may be obtained by Mr. McKnight through the exercise of stock options that are exercisable or will become exercisable within 60 days. Does not include 187,500 shares that may be obtained by Mr. McKnight through the exercise of stock options exercisable more than 60 days from the date hereof.

(11)         Includes 2,646,416 shares that may be obtained through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 1,634,914 shares that may be obtained through the exercise of stock options exercisable more than 60 days from the date hereof.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits

See Index to Exhibits on page E-1 for a listing of the exhibits filed as part of this Annual Report.

Item 14. Principal Accountant Fees and Services.

The Audit Committee approved the engagement of Hein & Associates, LLP as the Company's independent auditors for the year ended December 31, 2005.

Audit Fees.

The Company was billed for audit fees and services by Hein & Associates LLP, the Company’s principal independent accountants, during the years ended December 31, 2005 and 2004 of $52,588 and $40,903, respectively. Audit fees include fees for the audits of the Company’s consolidated financial statements.

Audit Related Fee.

The Company was billed audit related fees of $29,559 in 2005 and $0 in 2004. Audit related fees include fees for the review of registration statements and issuance of consent letters in 2005.

Tax Fees.

None.

All Other Fees.

None.

Audit Committee Pre-Approval Polices and Procedures.

The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor to assure that the provision of such services do not impair the auditor's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 21, 2006
URANIUM RESOURCES, INC.

	By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT
Paul K. Willmott,	April 21, 2006
Director, President and Chief Executive Officer

/s/ THOMAS H. EHRLICH
Thomas H. Ehrlich,	April 21, 2006
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LELAND O. ERDAHL
Leland O. Erdahl, Director	April 21, 2006

/s/ GEORGE R. IRELAND
George R. Ireland, Director	April 21, 2006

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

The following consolidated financial statements are presented prior to the effects of the 1 for 4 reverse split effective April 10, 2006.

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

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company’s 8-K dated April 11, 2006, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 8-K on April 14, 2005).

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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 300, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.16.1*	Amendment No. 1 to the Uranium Resources, Inc. Deferred Compensation Plan for 1999. (filed with the Company’s 10-KSB dated March 31, 2006, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).

Exhibit Number	Description
10.17.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001. (filed with the Company’s 10-KSB dated March 31, 2006, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2003, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2003, SEC File Number 000-17171).

10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

10.24.1*

Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2002, Deferred Compensation Plan for 2003, Deferred Compensation Plan for 2004. (filed with the Company’s 10-KSB dated March 31, 2006, SEC File Number 000-17171).

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

10.36*

Feasibility Study Funding Agreement between Itochu Corporation, Uranium Resources, Inc. and Hydro Resources, Inc. effective March 29, 2006. (filed with the Company’s 10-KSB dated March 31, 2006, SEC File Number 000-17171).

Exhibit Number	Description
10.37*

Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006. (filed with the Company’s 10-KSB dated March 31, 2006, SEC File Number 000-17171).

10.38*

Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006. (filed with the Company’s 10-KSB dated March 31, 2006, SEC File Number 000-17171).

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