Form 10-Q
period 2006-03-31
URANIUM RESOURCES INC /DE/
filed 2006-05-15
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-17171

URANIUM RESOURCES, INC.

(Exact Name of Issuer as Specified in Its Charter)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12-b2 of the Exchange Act.

(Check one): Large accelerated filer  ☐                 Accelerated filer  ☐                 Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding

Common Stock, $0.001 par value	51,568,589 as of May 11, 2006 (1)

(1)  Number of shares outstanding reflects a reverse 1 for 4 stock split made effective April 11, 2006.

URANIUM RESOURCES, INC.

2006 FIRST QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$465,474	$5,852,716

Receivables, net	405,877	32,940
Uranium and materials/supplies inventory	702,151	707,949
Prepaid and other current assets	259,655	269,835
Total current assets	1,833,157	6,863,440

Property, plant and equipment, at cost:
Uranium properties	56,619,724	51,662,223
Other property, plant and equipment	312,037	302,164
Less-accumulated depreciation, depletion and impairment	(43,870,864)	(43,275,660)
Net property, plant and equipment	13,060,897	8,688,727

Other assets	1,189,272	1,072,026
Long-term investment:
Certificate of deposit, restricted	1,447,042	1,288,411
	$17,530,368	$17,912,604

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2006	2005
	(Unaudited)
Current liabilities:
Accounts payable	$2,443,242	$1,139,005
Payable for sales contract restructuring	12,000,000	—
Current portion of restoration reserve	901,325	1,061,491
Accrued interest and other accrued liabilities	449,069	432,683
Unrealized loss on derivatives, current portion	526,875	20,424,291
Current portion of long-term debt	9,377	175,833
Total current liabilities	16,329,888	23,233,303

Other long-term liabilities and deferred credits	3,975,601	3,823,015

Unrealized loss on derivative, net of current portion	—	26,396,656

Long-term debt, less current portion	477,349	450,000
Commitments and contingencies (Notes 1, 2 and 3)
Shareholders’ equity*:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2006—41,056,024; 2005—40,952,128	41,094	40,990
Paid-in capital	75,593,318	75,013,668
Accumulated deficit	(78,877,464)	(111,035,610)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	(3,252,470)	(35,990,370)
	$17,530,368	$17,912,604

The accompanying notes to financial statements are an integral part of these consolidated statements.

*Shareholders’ equity information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
		(Restated)
Revenues:
Uranium sales—	$1,068,589	$1,706,461
Total revenue	1,068,589	1,706,461
Costs and expenses:
Cost of uranium sales —
Royalties and commissions	79,435	115,091
Operating expenses	1,523,592	649,507
Accretion/amortization of restoration reserve	132,974	75,098
Depreciation and depletion	616,839	290,499
(Gain) loss on derivatives	(34,294,072)	2,428,566
Total (gain on) cost of uranium sales	(31,941,232)	3,558,761
Earnings (loss) from operations before corporate expenses	33,009,821	(1,852,300)

Corporate expenses—
General and administrative	1,056,752	519,310
Depreciation	5,971	4,109
Total corporate expenses	1,062,723	523,419
Earnings (loss) from operations	31,947,098	(2,375,719)

Other income (expense):
Interest expense	(2,739)	(2,497)
Interest and other income, net	213,787	20,227
Net earnings (loss)	$32,158,146	$(2,357,989)

Net earnings (loss) per common share*:
Basic	$0.79	$(0.07)
Diluted	$0.73	$(0.07)

Weighted average common shares and common equivalent shares*:
Basic	40,954,437	33,672,441
Diluted	44,221,134	33,672,441

The accompanying notes to financial statements are an integral part of these consolidated statements.

*Net earnings (loss) per share and weighted average share information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
		(Restated)
Net earnings (loss)	$32,158,146	$(2,357,989)
Reconciliation of net earnings (loss) to cash provided by (used in) operations—
(Gain) loss on derivatives	(34,294,072)	2,428,566
Accretion/amortization of restoration reserve	132,974	75,098
Depreciation and depletion	622,810	294,608
Decrease in restoration and reclamation accrual	(247,817)	(239,346)
Stock compensation expense	396,899	—
Other non-cash items, net	108,727	72,630

Effect of changes in operating working capital items—
(Increase) decrease in receivables	(372,937)	341,775
(Increase) decrease in inventories	(31,791)	(114,879)
Increase in prepaid and other current assets	(84,025)	(107,584)
Increase in payables and accrued liabilities	1,320,623	362,150
Net cash provided by (used in) operations	(290,463)	755,029

Investing activities:
Increase in certificate of deposit, restricted	(158,631)	(26,420)
Additions to property, plant and equipment—
Kingsville Dome	(3,289,633)	(117,437)
Rosita	(70,493)	(7,500)
Vasquez	(923,407)	(688,263)
Churchrock	(171,686)	(42,934)
Crownpoint	(47,292)	(77,609)
Other property	(434,855)	(4,355)
Net cash used in investing activities	(5,095,997)	(964,518)

Financing activities:
Proceeds from borrowings	(782)	600,000
Issuance of common stock, net	—	—
Net cash provided by financing activities	(782)	600,000
Net increase (decrease) in cash and cash equivalents	(5,387,242)	390,511
Cash and cash equivalents, beginning of period	5,852,716	268,866
Cash and cash equivalents, end of period	$465,474	$659,377

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

March 31, 2006 (Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2005 Annual Report on Form 10-KSB/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2006.

Reverse Stock Split

On March 29, 2006 the Company’s Board of Directors declared a 1 for 4 reverse stock split for stockholders of record on April 10, 2006, effective April 11, 2006.  The split was approved by stockholders at the 2005 Annual Meeting of Stockholders.  All common stock share amounts, earnings per share data and references to the common stock of the Company in this report are stated on a post-split basis.

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

In March, 2006, we were delayed in securing additional financial surety for commencement of planned production from Wellfield 5 at Vasquez and the start-up of production from our Kingsville Dome project in South Texas.  As a result of this delay, production for the first quarter of 2006 totaled only 55,000 pounds. The low production rate, coupled with the use of high cost oxidizing agents during the first two months of the quarter, resulted in production costs for the first quarter that was in excess of $40.00 per pound. The necessary financial surety to allow commencement of new production wellfields at our South Texas projects were secured in April 2006 following the equity infusion discussed in Footnote 10.

Our uranium production for 2006 is now forecasted at approximately 750,000 pounds as a result of the timing delays we encountered.  Such production is expected to be 375,000 pounds from each of our Vasquez and Kingsville Dome projects. Our Kingsville Dome project commenced production at the end of April 2006, rather than at the beginning of the month as originally planned.

We have taken steps to improve the profitability of our uranium sales. We have renegotiated all of our supply contracts with Itochu and UG and have committed to each of them ½ of whatever our production is in Texas at a price that is based on the market price at the time of delivery less a discount. See “Long-Term Delivery Contracts” for a discussion of the terms of the revised contracts, including certain conditions thereto. We now expect our annual production from the Vasquez property to approximate 375,000 pounds, and we expect to receive approximately $32.00 to $33.00 per pound for these sales at current prices. We have substantially reduced the use of the high cost oxidizing agents to reduce our production costs at Vasquez and expect our production costs going forward to be in the range of $25.00 to $27.00 per pound.

Our uranium production in 2006 is forecast at approximately 750,000 pounds. Such production is expected to be 375,000 pounds from each of our Vasquez and Kingsville Dome projects.

We began production at Kingsville Dome in April 2006, and project sales from this project to commence in the second quarter of 2006. We expect the profitability from our Kingsville Dome production will be greater than that seen from our Vasquez production as a result of higher sales prices under our new contracts and lower costs of production than at Vasquez.

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

3.             DISCLOSURE OF NON-CASH TRANSACTIONS

The following non-cash transaction occurred in the first quarter of 2006:

In March 2006, 103,895 shares of the Company’s Common Stock were issued in connection with the conversion of the Convertible Notes described in Footnote 6.

4.             RESTATEMENT OF FINANCIAL STATEMENTS

Restatement of Financial Statements

The Company determined that its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of December 31, 2003, to record these contracts at fair value.

The impact of such restatement to the financial statements at March 31, 2005 is:

	As Originally
	Presented	As Restated
Consolidated Balance Sheet
Liabilities and Shareholders’ Equity (Deficit)

Unrealized loss on derivatives, current portion	$—	$4,415,600
Total current liabilities	$2,869,947	$7,015,547

Unrealized loss on derivatives, net of current portion	$—	$14,129,076

Deferred income taxes	$14,000	$—

Accumulated deficit	$(60,046,245)	$(78,306,921)
Total shareholders’ equity (deficit)	$654,991	$(17,605,685)

Consolidated Statement of Operations

Unrealized loss on derivatives	$—	$2,428,566

Total cost of uranium sales	$1,130,195	$3,558,761
Earnings (loss) from operations before corporate expenses	$576,266	$(1,852,300)
Earnings (loss) from operations	$52,847	$(2,375,719)
Net earnings (loss) before income taxes	$70,577	$(2,357,989)
Deferred income tax expense	$14,000	—
Net earnings (loss)	$56,577	$(2,357,989)

Net earnings (loss) per common share:
Basic and Fully Diluted	$0.00	$(0.07)

Consolidated Statement of Cash Flows

Net earnings (loss)	$56,577	$(2,357,989)
Unrealized loss on derivatives	$—	$2,428,566

5.             CONTRACT COMMITMENTS

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

We have also entered into a letter of intent with Itochu to joint venture the development of our Churchrock property in New Mexico. See Footnote 10 — “Joint Venture for Churchrock Property.”  We anticipate entering into a definitive joint venture agreement with Itochu by July 1, 2006. If the Company fails to use good faith efforts to negotiate and enter into such definitive agreement, the foregoing terms will terminate and the original contract terms will be reinstated effective for all deliveries after the occurrence of such determination. Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, currently anticipated to occur around the end of 2006. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.

The UG Contract. Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of Uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we have agreed to pay UG $12 million in cash, subject to our ability to raise the cash. Funding for the $12 million payment was raised in April 2006 as a part of the private placement and the payment to UG was made in May 2006.

Impact of Amended Sales Contracts on Derivatives

The Company’s long-term uranium sales contracts prior to their amendment in March 2006 met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at December 31, 2005 and 2004 at fair value. Changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts. The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production.  The Company has determined that the terms of the amended contracts substantially eliminates their qualification as derivatives and therefore, with the exception of the delivery of approximately 21,000 pounds under the UG contract, are not required to be valued at fair value.  The amendment to these contracts resulted in a gain on derivatives recorded to the consolidated statements of operations in the first quarter of 2006 of $34.3 million.  A liability of approximately $528,000 is recorded at March 31, 2006, for the liability associated with the remaining delivery obligation to UG of 21,075 pounds at a price of $15.50 per pound.

6.             NOTES PAYABLE

Convertible Notes

In 2000, the Company issued a $135,000 Convertible Note due July 17, 2005 in settlement of certain outstanding claims. Interest of 6% per annum was due at maturity. The Company could prepay the Note at any time and the holder of the Note had the right to convert all principal and accrued interest into shares of the Company’s Common Stock at a conversion price of $3.00 per share. In the third quarter of 2005, the maturity was extended to July 17, 2006, and the accrued and unpaid interest of $40,833 was added to the principal of the Convertible Note. The conversion price was reduced to $1.76 per share. In connection with these amended terms, the Company recorded interest expense of approximately $56,000 in 2005 related to the beneficial conversion terms of the modified Note. In March 2006, all of the principal and accrued interest ($182,900) under the note were converted into 103,896 shares of the Company’s Common Stock.

Note Purchase Agreement

On March 28, 2005 the Company borrowed $600,000 from five (5) stockholders of the Company, each of whom may be considered an affiliate. The Notes were unsecured, with a maturity date of March 24, 2006 and bore interest at the rate of 10% per annum. Each of the Notes carried conversion rights entitling the holder the right to convert the face value of the Note plus accrued interest into shares of common stock of the Company at a price equal to the share price the Company received under subsequent debt or equity offerings. In the fourth quarter of 2005 each lender elected to convert their note and accrued interest into common stock of the Company. A total of 314,166 shares were issued at a share price of $2.00 per share.

7.             STOCK BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarter ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarter ended March 31, 2006 of $397,000 to general and administrative expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2006 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending March 31, 2006.

No options were granted in the three months ended March 31, 2006.

Pro-Forma Stock Compensation Expense for the Quarterly Period Ended March 31, 2005

Prior to 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted prior to the quarter ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

Three Months Ended
March 31, 2005
Net Loss: As Reported	$(2,357,989)
Pro forma stock based compensation costs under the fair value method, net of tax	(8,875)
Pro Forma Net loss	$(2,366,864)
Loss per share — basic, as reported	$(0.07)
Loss per share — basic, as adjusted	$(0.07)
Loss per share — diluted, as reported	$(0.07)
Loss per share — diluted, as adjusted	$(0.07)

No options were granted in the three months ended March 31, 2005.

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly period ended March 31, 2005 under SFAS 123 and the stock compensation expense recognized during the current quarterly period ended March 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options as of the Quarterly Period Ended March 31, 2006

The Company has four stock option plans, the 1995 Stock Incentive Plan, the 2004 Stock Incentive Plan, the Director’s Stock Option Plan and the 2004 Directors’ Stock Option Plan. The Company will grant unissued common stock to satisfy future exercises under these plans.

The exercise price for the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) enables the Company to provide incentives to key employees to perform well in a difficult and rapidly changing environment in the Uranium mining industry. The 2004 Plan authorizes grants of incentive stock options and non-qualified options to purchase up to an aggregate of 1,750,000 shares of Common Stock. All options have a ten-year term. A majority of the stock options vest 25% immediately upon grant and 25% on the anniversary date of the grant thereafter.

The exercise price for the options granted under the 1995 Stock Incentive Plan has been the fair market value of the Common Stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years.

 The Directors’ Stock Option Plan provides for the grant of 5,000 stock options to each of the non-employee directors along with additional annual grants of stock options upon re-election as directors at the Company’s annual meeting or at June 1 of each year if no annual meeting is held.

Under the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”), each non-employee director on the date the Plan is adopted shall be granted an option to purchase seventy-five thousand (75,000) shares of Common Stock. Each non-employee Director elected or appointed to the Board of Directors for the first time is granted an option to purchase 25,000 shares of Common Stock and, each Non-Employee Director shall be granted an option to purchase twenty-five thousand (25,000) shares either (a) upon his or her reelection at an annual meeting of the Company’s stockholders or (b) in any calendar year in which an annual meeting of stockholders is not held, on June 1 of such year.

The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	3,743,064	$2.17
Granted	—	—
Exercised	—	—
Canceled or forfeited	(14,605)	39.00
Options outstanding at March 31, 2006	3,728,459	2.03	7.90	$20,326,206

Options exercisable at March 31, 2006	1,806,920	$2.16	7.15	$9,606,705

Shares available for grant under the Plans as of March 31, 2006 were 2,120,500.

Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining		Number of
	Options	Contractual Life	Weighted Average	Options	Weighted Average
Stock Option Plan	Outstanding	(in years)	Exercise price	Exercisable	Exercise Price
1995 Stock Incentive Plan	2,846,459	7.67	$1.77	1,427,470	$1.89
2004 Employee Incentive Plan	679,500	8.73	3.25	339,750	3.25
Directors Stock Option Plan	2,500	2.82	19.83	2,200	22.51
2004 Directors Plan	200,000	8.50	1.32	37,500	1.48
	3,728,459	7.90	$2.03	1,806,920	$2.16

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $4.0 million, which is expected to be recognized over a weighted average period of approximately 2.52 years.

8.             ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
Reserve for future restoration and reclamation costs beginning of period	$3,595,278	$3,410,293
Additions	200,129	161,731
Costs incurred	(257,800)	(239,346)
Accretion expense	50,091	50,091
Reserve for future restoration and reclamation costs at end of period	$3,587,698	$3,382,769

9.             SHAREHOLDERS’ EQUITY

Convertible Notes

In March 2006, 103,896 shares of the Company’s Common Stock were issued in connection with the conversion of the Convertible Notes described in Footnote 6.

10.          SUBSEQUENT EVENTS

Equity Infusions

In April 2006, the Company completed the sale of 10,200,307 shares of its Common Stock at $4.90 per share to accredited investors resulting in gross proceeds of approximately $50 million before expenses of the offering.  The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares.  Such shares are subject to certain resale registration rights that include penalties (1% per month) in the event registration statement does not become effective in a timely manner or if the registration statement fails to remain effective.  The placement agent in connection with the offering received a fee equal to 6% of the transaction, one-half in cash and one-half in shares of the Company’s Common Stock in connection with the placement.

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

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Item 2 contains “forward-looking statements”.  These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices, estimates of future capital expenditures, and other such matters.  The words “believes,” “expects,” “projects,” “targets,” or “estimates” and similar expressions identify forward-looking statements.  The Company does not undertake to update, revise or correct any of the forward-looking information.  Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statements” in the Company’s 2005 Annual Report on Form 10-KSB/A.

Restatement of Financial Statements - Derivatives

The financial statements for the quarter ended March 31, 2005, have been restated to give effect for fair value accounting of certain uranium sales under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company’s long-term uranium sales contracts prior to their amendment in March 2006 met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at December 31, 2005 and 2004 at fair value. Changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts. The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production.  The Company has determined that the terms of the amended contracts substantially eliminates their qualification as derivatives and therefore, with the exception of the delivery of approximately 21,000 pounds under the UG contract, are not required to be valued at fair value.  The amendment to these contracts resulted in a gain on derivatives recorded to the consolidated statements of operations in the first quarter of 2006 of $34.3 million.  A liability of approximately $528,000 is recorded at March 31, 2006, for the liability associated with the remaining delivery obligation to UG of 21,075 pounds at a price of $15.50 per pound.

Financial Condition and Results of Operations

Quarter Ended March 31, 2006 and 2005 Consolidated Results of Operations

Production and Sales. In the first quarter of 2006 we produced 55,378 pounds from our Vasquez property and sold 65,615 pounds compared to production from Vasquez of 92,830 and sales of 83,280 pounds in the first quarter of 2005.  In the first quarter of 2006 we had revenues of $1.1 million ($16.29 per pound) and $1.7 million ($20.49 per pound) in the first quarter of 2005.  First quarter 2005 revenues included $253,000 from the renegotiation of the contract price of sales made in 2004.

Operating Expenses. Operating expenses and related royalties and commissions for Vasquez production sold in the first quarter of 2006 totaled $1.6 million and we incurred $19,000 of stand-by costs at the Rosita project that was charged to operations.  Operating expenses and related royalties and commissions for Vasquez production sold in the first quarter of 2005 totaled $743,000; and we incurred $21,000 of stand-by costs at the Rosita project that was charged to operations.

Depreciation and Depletion.   In the first quarter of 2006 we incurred $617,000 of depreciation and depletion cost for sales of our Vasquez production of $823,000 compared to $286,000 in the first quarter of 2005.

Cost of Goods Sold.  Our average cost of pounds sold was $32.33 in the first quarter of 2006 compared to $10.96 in the first quarter of 2005.  The cost of pounds sold includes operating expenses and depreciation and depletion.  The cost for the first quarter of 2006 also includes $570,000 ($17.46 per pound) from a lower of cost or market adjustment for 32,600 pounds in inventory at March 31, 2006.  There was no such inventory adjustment during the first quarter of 2005.  Excluded from such costs for the first quarter of 2006 are $760,000 ($17.74 per pound) from a lower of cost or market adjustment made in December 2005 for 42,900 pounds in inventory at that date that were sold in the first quarter of 2006.  There was no such lower of cost or market adjustment at year end 2004.

Accretion and Amortization of Future Restoration Costs.  Accretion and amortization of future restoration costs in the first quarters of 2006 and 2005 totaled $133,000 and $75,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $963,000 in the first quarter of 2006 and $523,000 for the same period in 2005.  The increase in these charges in 2006 resulted primarily from non-cash stock compensation expense, legal and other costs involved in the restructuring of our uranium sales contracts, insurance and personnel costs.

Net Earnings and Losses. For the first quarter ended March 31, 2006 and 2005, we had net earnings of $32.1 million and a net loss of $2.4 million respectively.  The earnings in 2006 included a non-cash gain on derivatives of $34.3 million and other income of $170,000 from an agreement to update the feasibility study related to our Churchrock project in New Mexico funded by our partner.  The loss in 2005 included a non-cash loss on derivatives of $2.4 million.

Cash Flow.  As of March 31, 2006 we have a cash balance of approximately $466,000 compared to $660,000 at the same date in 2005.

In the first quarter of 2006, we had a negative cash flow from operations of ($290,000) and used $5.1 million in investing activities primarily for production start-up capital at Kingsville Dome of $3.3 million additional wellfield development at Vasquez and other plant and equipment additions of $1.4 million.  In the first quarter of 2005, we generated cash flow from operations of $755,000, primarily from sales of 83,280 pounds of uranium from our Vasquez project.  We also raised $600,000 in financing activities from the issuance of one year notes.

Our uses of cash in the first quarter of 2005 were made primarily on expenditures for property, plant and equipment at Vasquez of $688,000, additions to Kingsville Dome of $117,000 and other property additions in Texas and New Mexico of $133,000.

Liquidity – Cash Sources and Uses for 2006

Our uranium production in 2006 is forecast at approximately 750,000 pounds. Such production is expected to be 375,000 pounds from each of our Vasquez and Kingsville Dome projects. Our Kingsville Dome project commenced production in April 2006.

In April 2006 we raised $50 million by a sale of 10,200,307 shares of Common Stock at $4.90 per share in a private placement to selected accredited investors.  In addition to the foregoing proceeds, the Company had $5.9 million in cash on hand at December 31, 2005 and projects $24 to $25 million of revenues from uranium sales in 2006 from of our Vasquez and Kingsville Dome production (assuming the current market price for uranium sales held constant for the year).

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

Contingent Liabilities—Off Balance Sheet Arrangements

In April 2006, the Company completed the sale of 10,200,307 shares of its Common Stock at $4.90 per share to accredited investors resulting in gross proceeds of approximately $50 million before expenses of the offering.  The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares.  Such shares are subject to certain resale registration rights that include penalties (1% per month) in the event registration statement does not become effective in a timely manner or if the registration statement fails to remain effective.

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $1.1 million and $944,000 were issued at March 31, 2006 and December 31, 2005, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at March 31, 2006 and December 31, 2005. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2,491,000 at March 31, 2006 and December 31, 2005, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-KSB/A.  We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Uranium Price Volatility

The Company is subject to market risk related to the market price of uranium.  The Company’s cash flow has historically been dependent on the price of uranium, which is determined primarily by global supply and demand, relative to the Company’s cost of production.  Historically, uranium prices have been subject to fluctuation, and the price of uranium ahs been and will continue to be affected by numerous factors beyond the Company’s control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries and production levels and costs of production of other uranium producing companies.

Derivative Financial Instruments

The Company has determined that at December 31, 2005 its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and as of such date, are recorded on the balance sheet at fair value. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts.

The Company’s amended these contracts in March 2006.  The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production.  The Company has determined that the terms of the amended contracts substantially eliminates their qualification as derivatives and therefore, with the exception of the delivery of approximately 21,000 pounds under the UG contract, are not required to be valued at fair value.

ITEM 4.                  CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See the Company’s Form 10-KSB/A for period ended December 31, 2005 for discussion regarding legal proceedings.

ITEM 1A.       RISK FACTORS

No changes in risk factors from those set forth in the Company’s Form 10-KSB/A for the period ended December 31, 2005.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.          OTHER INFORMATION.

None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

See the Index to Exhibits on Page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.

(b)           Reports on Form 8-K

The Company filed a current report on Form 8-K dated January 9, 2006 that announced the United States Nuclear Regulatory Commission’s ruling on the license at the Company’s Crownpoint Uranium Project and an update on the expected timing of Texas Commission on Environmental Quality for approving the Company’s Kingsville Production Area Authorization 3.

The Company filed a current report on Form 8-K dated February 23, 2006 that announced that the Texas Commission on Environmental Quality voted on February 22, 2006 to approve the Company’s Kingsville Dome Project Production Area Authorization 3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: May 15, 2006	By:	/S/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: May 15, 2006	By:	/S/ Thomas H. Ehrlich
Thomas H. Ehrlich
Vice President - Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company’s Form 8-K dated April 11, 2006, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 8-K on April 14, 2005).

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
Number 000-17171).

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.16.1*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10KSB dated March 31, 2006, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).

10.17.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company’s Annual Report on Form 10KSB dated March 31, 2006, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

10.24.1*

Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2002, Deferred Compensation Plan for 2003, and Deferred Compensation Plan for 2004 (filed with the Company’s Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).

10.26*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

10.27*

Contract with UG U.S.A., Inc for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).

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
Number 333-125106).

Exhibit Number	Description

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
Number 333-125106).

10.34*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Form 8-K dated August 12, 2005, SEC File No. 000-17171).

10.35*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company’s Quarterly Report on Form 10QSB/A dated November 18, 2005, SEC File No. 000-17171).

10.36*

Feasibility Study Funding Agreement between Itochu Corporation, Uranium Resources, Inc. and Hydro Resources, Inc. effective March 29, 2006. (filed with the Company’s Form 10KSB dated March 31, 2006, SEC file
Number 000-17171).

10.37*

Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006. (filed with the Company’s Form 10KSB dated March 31, 2006, SEC file Number 000-17171).

10.38*

Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006. (filed with the Company’s Form 10KSB dated March 31, 2006, SEC file Number 000-17171).

10.39*

Stock Purchase Agreement dated as of April 19, 2006, by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Current Report on Form 8-K dated April 19, 2006, SEC File No. 000-17171).

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