Form 10KSB/A
period 2005-12-31
URANIUM RESOURCES INC /DE/
filed 2006-06-19
CIK 839470

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

TABLE OF CONTENTS

Item 8A. Controls and Procedures

SIGNATURES
Exhibit Index

i

Item 8A. Controls and Procedures.

The principal executive and principal financial officers of the Company have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date. During the second quarter of 2005, the Company identified a weakness in disclosure controls and procedures relating to the evaluation of and application of proper GAAP reporting under FAS No. 133 Accounting for Derivative Instruments and Hedging Activities. This resulted in restatement of the Company’s financial statements for year ended December 31, 2004 and the first quarter of 2005. The Company corrected that weakness in the second quarter of 2005 and the Company has determined that the weakness was not a material weakness as provided by the guidance in PCAOB Audit Standard 2.

For the fiscal quarter ended December 31, 2005, there have been no changes that materially affected, or are likely to materially affect, our internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2006
URANIUM RESOURCES, INC.

	By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT
Paul K. Willmott,	June 19, 2006
Director, President and Chief Executive Officer

/s/ THOMAS H. EHRLICH
Thomas H. Ehrlich,	June 19, 2006
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LELAND O. ERDAHL
Leland O. Erdahl, Director	June 19, 2006

/s/ GEORGE R. IRELAND
George R. Ireland, Director	June 19, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of the Company dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company’s 8-K dated April 11, 2006, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 8-K on April 14, 2005).

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