Form 10-Q
period 2006-06-30
URANIUM RESOURCES INC /DE/
filed 2006-08-14
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

(Check one):	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	51,735,089 as of August 11, 2006

URANIUM RESOURCES, INC.

2006 SECOND QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$31,689,010	$5,852,716

Receivables, net	578,642	32,940
Uranium and materials/supplies inventory	900,325	707,949
Prepaid and other current assets	264,899	269,835
Total current assets	33,432,876	6,863,440

Property, plant and equipment, at cost:
Uranium properties	59,853,826	51,662,223
Other property, plant and equipment	359,776	302,164
Less-accumulated depreciation, depletion and impairment	(44,879,116)	(43,275,660)
Net property, plant and equipment	15,334,486	8,688,727

Notes receivable	45,000	—

Other assets	1,253,726	1,072,026
Long-term investment:
Certificate of deposit, restricted	1,854,419	1,288,411
	$51,920,507	$17,912,604

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current liabilities:
Accounts payable	$1,656,140	$1,139,005
Current portion of restoration reserve	1,085,547	1,061,491
Accrued interest and other accrued liabilities	626,531	432,683
Unrealized loss on derivatives, current portion	—	20,424,291
Current portion of long-term debt	31,832	175,833
Other deferred credits	637,224	—
Total current liabilities	4,037,274	23,233,303

Other long-term liabilities and deferred credits	3,762,756	3,823,015

Unrealized loss on derivative, net of current portion	—	26,396,656

Long-term debt, less current portion	517,309	450,000
Commitments and contingencies (Notes 1, 2 and 3)
Shareholders’ equity:*
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2006—51,735,089; 2005—40,952,128	51,773	40,990
Paid-in capital	124,554,374	75,013,668
Accumulated deficit	(80,993,561)	(111,035,610)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity (deficit)	43,603,168	(35,990,370)
	$51,920,507	$17,912,604

*                    Shareholders’ equity information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Uranium sales—	$1,844,770	$1,060,451	$2,913,359	$2,766,912
Total revenue	1,844,770	1,060,451	2,913,359	2,766,912
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	169,891	68,408	249,326	183,499
Operating expenses	1,593,836	578,310	3,117,428	1,227,817
Accretion/amortization of restoration reserve	141,334	96,134	274,308	171,232
Depreciation and depletion	772,250	273,337	1,389,089	563,836
Exploration expenses	234,646	—-	234,646	—-
(Gain) loss on derivatives	(526,875)	9,017,803	(34,820,947)	11,446,369
Total (gain on) cost of uranium sales	2,385,082	10,033,992	(29,556,150)	13,592,753
Earnings (loss) from operations before corporate expenses	(540,312)	(8,973,541)	32,469,509	(10,825,841)

Corporate expenses—
General and administrative	1,600,261	1,098,895	2,657,013	1,618,205
Depreciation	7,088	4,241	13,059	8,350
Total corporate expenses	1,607,349	1,103,136	2,670,072	1,626,555
Earnings (loss) from operations	(2,147,661)	(10,076,677)	29,799,437	(12,452,396)

Other income (expense):
Interest expense	(1,594)	(17,186)	(4,333)	(19,683)
Interest and other income, net	33,158	12,221	246,945	32,448

Net earnings (loss)	$(2,116,097)	$(10,081,642)	$30,042,049	$(12,439,631)

Net earnings (loss) per common share:*
Basic	$(0.04)	$(0.30)	$0.67	$(0.37)
Diluted	$(0.04)	$(0.30)	$0.62	$(0.37)

Weighted average common shares and common equivalent shares per share data:*
Basic	48,744,297	34,140,941	44,870,884	33,907,985
Diluted	48,744,297	34,140,941	48,310,688	33,907,985

*                    Net earnings (loss) per share and weighted average common shares information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005

Net earnings (loss)	$30,042,049	$(12,439,631)
Reconciliation of net earnings (loss) to cash provided by (used in) operations—
(Gain) loss on derivatives	(34,820,947)	11,446,369
Accretion/amortization of restoration reserve	274,308	171,232
Depreciation and depletion	1,402,148	572,186
Decrease in restoration and reclamation accrual	(458,038)	(471,406)
Stock compensation expense	796,451	443,960
Other non-cash items, net	210,281	152,131

Effect of changes in operating working capital items—
(Increase) decrease in receivables	(590,702)	341,775
Increase in inventories	(14,372)	(363,087)
Increase in prepaid and other current assets	(190,896)	(196,847)
Increase in payables, accrued liabilities and deferred credits	1,348,207	422,488
Net cash provided by (used in) operations	(2,001,511)	79,170

Investing activities:
Increase in certificate of deposit, restricted	(566,008)	(37,491)
Settlement of derivative instrument	(12,000,000)	—
Additions to property, plant and equipment—
Kingsville Dome	(5,196,719)	(206,541)
Vasquez	(1,573,094)	(1,458,627)
Rosita	(128,308)	(15,000)
Rosita South	(56,984)	—
Churchrock	(218,551)	(83,346)
Crownpoint	(58,555)	(147,759)
Other property	(931,034)	(20,669)
Net cash used in investing activities	(20,729,253)	(1,969,433)

Financing activities:
Proceeds from (payments on) borrowings	(5,124)	600,000

Issuance of common stock, net	48,572,182	1,499,999
Net cash provided by financing activities	48,567,058	2,099,999
Net increase (decrease) in cash and cash equivalents	25,836,294	209,736
Cash and cash equivalents, beginning of period	5,852,716	268,866
Cash and cash equivalents, end of period	$31,689,010	$478,602

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements

June 30, 2006 (Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2005 Annual Report on Form 10-KSB/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2006.

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

During 2005 we were unable to produce sufficient pounds from Vasquez to satisfy our contracted delivery requirements. As a result of the lower production and the fixed costs of operations, our cost of production exceeded the sales price under the contracts, and we were losing money on each pound sold. In addition, because of chemical and permeability obstacles in the Vasquez formation we experimented with different oxidizing components that added to our costs.

We have taken steps to remedy this situation. We have renegotiated all of our supply contracts with Itochu and UG and have committed to each of them 1/2 of whatever our production is in Texas at a price that is based on the market price at the time of delivery less a discount.  See “Footnote 4. Contract Commitments — Amendment to Uranium Sales Contracts”, for a discussion of the terms of the revised contracts, including certain conditions thereto.

In April 2006, we raised $50 million in equity by a sale of 10,200,307 shares of Common Stock at $4.90 per share in a private placement to selected accredited investors. The Company used the proceeds of the offering to pay UG U.S.A. Inc., the $12 million discussed under “Footnote 5. — Amendment to Uranium Sales Contracts” and will use the remainder for capital costs for upgrades to the Rosita plant, permitting and development drilling for Rosita, delineation drilling for properties contiguous to the Rosita plant, land acquisition and exploration costs and working capital.

3.             DISCLOSURE OF NON-CASH TRANSACTIONS

The following non-cash transaction occurred in the first six months of 2006:

In March 2006, 103,896 shares of the Company’s Common Stock were issued in connection with the conversion of the Convertible Notes described in Footnote 6.

4.             NOTES RECEIVABLE

In June 2006, the Company provided financing to one of its drilling contractors to assist the contractor in the purchase of a drilling rig to be used on the Company’s Vasquez and/or Kingsville Dome projects.  The financing totaled $45,000; interest accrues at a rate of 7.5% per annum.  Principal and interest is being repaid at a rate of $2,000 per month with all accrued but unpaid interest due at the maturity of the note.

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

We have also entered into a letter of intent with Itochu to joint venture the development of our Churchrock property in New Mexico. See Footnote 10 — “Joint Venture for Churchrock Property.”  We anticipate entering into a definitive joint venture agreement with Itochu in 2006. If the Company fails to use good faith efforts to negotiate and enter into such definitive agreement, the foregoing terms will terminate and the original contract terms will be reinstated effective for all deliveries after the occurrence of such determination. Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, currently anticipated to occur around the end of 2006. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.

The UG Contract. Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of Uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we have paid UG $12 million in cash in May 2006.  The payment resulted in a reduction to the gain on derivatives recorded in the first quarter of 2006.

Impact of Amended Sales Contracts on Derivatives

The Company’s long-term uranium sales contracts prior to their amendment in March 2006 met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at December 31, 2005 at fair value. Changes in the Company’s derivatives represented non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts. The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production.  The Company has determined that at March 31, 2006 the terms of the amended contracts eliminated their qualification as derivatives and therefore, as of May 2006, are not required to be valued at fair value.  The amendment to these contracts resulted in a gain on derivatives recorded to the consolidated statements of operations of $34.3 million and $528,000 in the first and second quarters of 2006, respectively.

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

The adoption of SFAS 123(R) resulted in stock compensation expense for the three and six months ended June 30, 2006 of $399,552 and $796,451, respectively, to general and administrative expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2006 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending June 30, 2006.

A total of 100,000 new option grants were made to the non-employee directors of the Company in June 2006 at grant prices of $5.15 and $5.13 per share.  Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2006: fair market value: $5.13 and $5.11, expected volatility of 184.7% and 184.7% and risk-free interest rates of 5.20% and 5.09%.  An expected life of 9.31 years was used for the options granted.  The weighted average fair value of the options granted in 2006 was $5.12.

Stock Options as of the Three and Six Month Periods Ended June 30, 2006

The Company has four stock option plans, the Amended and Restated 1995 Stock Incentive Plan (the “1995 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”), the Director’s Stock Option Plan and the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”), pursuant to which the Company has granted or may grant in the future, options to purchase common stock.

Under the 1995 Plan as of June 30, 2006 2,846,458 shares are reserved for issuance upon exercise of outstanding options at prices of $0.76 to $28.50 per share. No new options may be granted under the 1995 Plan.

Under the 2004 Plan, incentive stock options and non-qualified options to purchase up to an aggregate of 1,750,000 shares of Common Stock may be granted to key employees. As of June 30, 2006, 500,000 shares are reserved for issuance at a price of $3.36 per share; and 179,500 shares are reserved for issuance at a price of $2.96 per share.

Under the 2004 Directors’ Plan, as amended on June 1, 2006, each non-employee director on the date the Plan was adopted was granted an option to purchase seventy-five thousand (75,000) shares. Each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase 50,000 shares of Common Stock and, each Non-Employee Director will be granted an option to purchase 50,000 shares (a) upon his or her reelection at an annual meeting of the Company’s stockholders or (b) in any calendar year in which an annual meeting of stockholders is not held, on June 1 of such year. Mr. Erdahl and Mr. Ireland each holds options covering 125,000 shares under the 2004 Directors’ Plan, and Mr. Clark holds options covering 50,000 shares under the Plan.

The 2004 Directors’ Plan replaces the Director’s Stock Option Plan, adopted in 1994 which expired in 2004. Under that plan Mr. Erdahl holds options covering 1,250 shares; and Mr. Ireland holds options covering 1,250 shares. No new options may be granted under that plan.

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	3,743,064	$2.17
Granted	100,000	$5.14
Exercised	(172,750)	$1.66
Canceled or forfeited	(83,855)	$9.71
Options outstanding at June 30, 2006	3,586,459	$2.10	7.76	$10,780,977

Options exercisable at June 30, 2006	1,987,333	$1.99	7.14	$6,195,056

Shares available for grant under the Plans as of June 30, 2006 were 1,845,500.

Stock options outstanding and currently exercisable at June 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining		Number of
	Options	Contractual Life	Weighted Average	Options	Weighted Average
Stock Option Plan	Outstanding	(in years)	Exercise price	Exercisable	Exercise Price
1995 Stock Incentive Plan	2,633,959	7.46	$1.77	1,612,383	$1.75
2004 Employee Incentive Plan	650,500	8.48	3.27	323,250	3.27
Directors Stock Option Plan	2,000	3.23	7.79	1,700	9.14
2004 Directors Plan	300,000	8.83	2.59	50,000	1.32
	3,586,459	7.76	$2.10	1,987,333	$1.99

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was approximately $4.1 million, which is expected to be recognized over a weighted average period of approximately 2.27 years.

Pro-Forma Stock Compensation Expense for the Three and Six Months Ended June 30, 2005

Prior to 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted prior to the quarter ended June 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

		Three Months Ended	Six Months Ended
		June 30, 2005	June 30, 2005
Net Loss:	As reported	$(10,081,642)	$(12,439,631)
Pro forma stock basedcompensation costs under the fair value method, net of tax		(1,397)	(10,273)
Pro forma		$(10,083,039)	$(12,449,904)

	As reported	$(0.30)	$(0.37)
Basic EPS:	Pro forma	$(0.30)	$(0.37)

	As reported	$(0.30)	$(0.37)
Diluted EPS:	Pro forma	$(0.30)	$(0.37)

Option grants of 25,000 shares were made to each of the two non-employee directors of the Company in the three and six months ended June 30, 2005.

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the three and six month periods ended June 30, 2005 under SFAS 123 and the stock compensation expense recognized during the same periods ended June 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

8.          ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the six months ended June 30, 2006 and 2005, respectively:

	Six Months Ended June 30,
	2006	2005
Reserve for future restoration and reclamation costs beginning of period	$3,595,278	$3,410,293
Additions	355,826	336,526
Costs incurred	(492,211)	(471,407)
Accretion expense	100,182	100,182
Reserve for future restoration and reclamation costs at end of period	$3,559,075	$3,375,594

9.          SHAREHOLDERS’ EQUITY

Convertible Notes

In March 2006, 103,896 shares of the Company’s Common Stock were issued in connection with the conversion of the Convertible Notes described in Footnote 6.

Equity Infusions

In April 2006, the Company completed the sale of 10,200,307 shares of its Common Stock at $4.90 per share to accredited investors resulting in gross proceeds of approximately $50 million before expenses of the offering.  The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares.  Such shares are subject to certain resale registration rights that include penalties (1% per month) in the event registration statement failed to become effective in a timely manner or if the registration statement fails to remain effective.  On August 4, 2006, such registration statement was made effective and as a result the Company met its initial obligation with regard to this registration requirement.  The placement agent in connection with the offering received a fee equal to 6% of the transaction, one-half in cash and one-half in shares of the Company’s Common Stock, at the offering price in connection with the placement.  Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 300,000 shares in the offering.

The following table details the changes in shareholders equity for the six months ended June 30, 2006:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2005	$40,952,127	$40,990	$75,013,668	$(111,035,610)	$(9,418)
Net earnings	—	—	—	30,042,049	—
Common stock issuance	10,200,307	10,200	49,775,087	—	—
Compensation for common stock issuance	306,009	306	(1,499,751)	—	—
Conversion of debt	103,896	104	182,752	—	—
Stock option exercise	172,750	173	286,167	—	—
Stock compensation expense	—	—	796,451	—	—
Balances, June 30, 2006	$51,735,089	$51,773	$124,554,374	$(80,993,561)	$(9,418)

Increase in Authorized Shares

In January 2005, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the “Common Stock”), from 100,000,000 to 200,000,000.

10.          OTHER EVENTS

Joint Venture for Churchrock Property

We have entered into a non-binding letter of intent with Itochu to joint venture the development of our Churchrock property in New Mexico, under which Itochu will fund all development costs currently estimated at $32 million, primarily through a debt facility that it will provide. Itochu and the Company will split the profits 50-50 and the Company will be the Managing Partner and receive a management fee. For revenues in excess of $30 per pound, the Company will receive additional payments under the joint venture. The Company estimates that the Churchrock property will yield about 10 million pounds of uranium. These terms are subject to the parties negotiating and signing a definitive agreement, and the parties are working towards the preparation and signing of the agreement in 2006. Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study. Itochu has funded $675,000 for the cost of the study and for exclusive negotiating rights.  Such funding has been recorded on the balance sheet at June 30, 2006 in current liabilities under “Other deferred credits”.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and any financial data incorporated herein by reference to the Company’s reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Except for historical information contained in this report, the matters discussed herein contain forward-looking statements, made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including management’s expectations regarding the Company’s reserves and mineralized uranium materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from management’s expectations. Key factors impacting current and future operations of the Company include the spot price of uranium, weather conditions, operating conditions at the Company’s mining projects, government regulation of the mining industry and the nuclear power industry, the world-wide supply and demand of uranium, availability of capital, timely receipt of mining and other permits from regulatory agencies and other matters indicated in “Cautionary Statement,” found in the Company’s Annual Report.

Restatement of Financial Statements - Derivatives

The financial statements for the quarter ended March 31, 2005, have been restated in prior periods to give effect for fair value accounting of certain uranium sales under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company’s long-term uranium sales contracts prior to their amendment in March 2006 met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at December 31, 2005 and 2004 at fair value. Changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts. The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production.  The Company has determined that the terms of the amended contracts eliminates their qualification as derivatives and, therefore, as of May 2006, are not required to be valued at fair value.  The amendment to these contracts resulted in a gain on derivatives recorded to the consolidated statements of operations of $34.3 million and $528,000 in the first and second quarters of 2006, respectively.

Financial Condition and Results of Operations

Six Months Ended June 30, 2006 and 2005 Consolidated Results of Operations

Production and Sales. In the first six months of 2006 we produced 91,321 pounds from our Vasquez project and 23,461 from our Kingsville Dome project, which commenced production in the second quarter of 2006. Production in the first six months of 2005 was 173,941, all of which was produced from the Vasquez project.

In the first six months of 2006 we sold 129,970 pounds compared to sales of 144,660 pounds in the same period of 2005.  In the first six months of 2006 we had revenues of $2.913 million ($22.42 per pound) compared to $2.767 million ($19.13 per pound) in the first six months of 2005.  The 2005 revenues included $253,000 from the renegotiation of the contract price of sales made in 2004.

Operating Expenses. Operating expenses and related royalties and commissions for Vasquez and Kingsville Dome production sold in the first six months of 2006 totaled $3.3 million and we incurred $31,000 of stand-by costs at the Rosita project that was charged to operations.  Operating expenses and related royalties and commissions for Vasquez production sold in the first six months of 2005 totaled $1.4 million; and we incurred $36,000 of stand-by costs at the Rosita project that was charged to operations.

Depreciation and Depletion.   In the first six months of 2006 we incurred $1.4 million of depreciation and depletion cost for sales of our Vasquez and Kingsville Dome production compared to $553,000 in the first six months of 2005 for Vasquez production.  In the half of 2005, we incurred $11,000 of stand-by costs at the Rosita project that was charged to depreciation and depletion.

Cost of Goods Sold.  Our average cost of pounds sold was $34.67 in the first six months of 2006 compared to $12.06 in the first six months of 2005.  The cost of pounds sold includes operating expenses and depreciation and depletion.  The cost for the first six months of 2006 also includes $817,000 ($13.54 per pound) from a lower of cost or market adjustment for 32,600 pounds in inventory at March 31, 2006 and 27,692 pounds in inventory at June 30, 2006.  There was no such inventory adjustment during the first six months of 2005.  Excluded from such costs for the first quarter of 2006 are $760,000 ($17.74 per pound) from a lower of cost or market adjustment made in December 2005 for 42,900 pounds in inventory at that date that were sold in the first quarter of 2006.  There was no such lower of cost or market adjustment at year end 2004.

Accretion and Amortization of Future Restoration Costs.  Accretion and amortization of future restoration costs in the first six months of 2006 and 2005 totaled $274,000 and $171,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $2,657,000 in the first six months of 2006 and $1,618,000 for the same period in 2005.  The increase in these charges in 2006 resulted primarily from non-cash stock compensation expense of $796,000, legal and other costs involved in the restructuring of our uranium sales contracts, legal and other costs related to the negotiation of the New Mexico joint venture agreement, insurance and personnel costs.

Net Earnings and Losses. For the six months ended June 30, 2006 and 2005, we had net earnings of $30.0 million and a net loss of $12.4 million respectively.  The earnings in 2006 included a non-cash gain on derivatives of $34.8 million.  The loss in 2005 included a non-cash loss on derivatives of $11.4 million.

Cash Flow.  As of June 30, 2006 we have a cash balance of approximately $31.7 million compared to $479,000 at the same date in 2005.

In the first half of 2006, we had a negative cash flow from operations of ($2.0 million), resulting primarily from our low production volumes coupled with high production costs for the first half of the year.  We also used $20.7 million in investing activities, the largest component of which was the payment of $12.0 million to one of our customers in connection with the restructuring of our uranium sales contract.  Other significant investing activities were for production start-up capital at Kingsville Dome of $5.2 million, additional wellfield development at Vasquez of $1.6 million, other plant and equipment additions of $0.9 million and other property additions in Texas and New Mexico of $1.0 million.

In the first six months of 2006 we raised net proceeds of approximately $48.6 million through the sale of 10,200,307 shares at $4.90 per share in April 2006.

In the first half of 2005, we generated cash flow from operations of $79,000, primarily from sales of 144,660 pounds of uranium from our Vasquez project.  We also raised $600,000 in financing activities from the issuance of one year notes and $1.5 million from a private placement closed in May 2005, which resulted in the issuance of 833,333 shares of our Common Stock.

Our uses of cash in the first half of 2005 were made primarily on expenditures for property, plant and equipment at Vasquez of $1.5 million, additions to Kingsville Dome of $207,000 and other property additions in Texas and New Mexico of $267,000.

Second Quarter Ended June 30, 2006 and 2005 Consolidated Results of Operations

Production and Sales. In the second quarter of 2006 we produced 35,943 pounds from our Vasquez project and 23,461 from our Kingsville Dome project, which commenced production in the second quarter of 2006. Production in the second quarter of 2005 was 81,111, all of which was produced from the Vasquez project.

In the second quarter of 2006 we sold 64,355 pounds compared to sales of 61,380 pounds in the same period of 2005.  In the second quarter of 2006 we had revenues of $1.845 million ($28.67 per pound) compared to $1.060 million ($17.28 per pound) in the same period of  2005.

Operating Expenses. Operating expenses and related royalties and commissions for Vasquez and Kingsville Dome production sold in the second quarter of 2006 totaled $1.8 million and we incurred $12,000 of stand-by costs at the Rosita project that was charged to operations.  Operating expenses and related royalties and commissions for Vasquez production sold in the second quarter of 2005 totaled $632,000; and we incurred $14,000 of stand-by costs at the Rosita project that was charged to operations.

Depreciation and Depletion.   In the second quarter of 2006 we incurred $772,000 of depreciation and depletion cost for sales of our Vasquez and Kingsville Dome production compared to $268,000 in the same period of 2005 for Vasquez production. In the first half of 2005, we incurred $5,000 of stand-by costs at the Rosita project that was charged to depreciation and depletion.

Cost of Goods Sold.  Our average cost of pounds sold was $36.77 in the second quarter of 2006 compared to $13.56 in the same period in 2005.  The cost of pounds sold includes operating expenses and depreciation and depletion.  The cost for the second quarter of 2006 also includes $247,000 ($8.91 per pound) from a lower of cost or market adjustment for 27,692 pounds in inventory at June 30, 2006.  There was no such inventory adjustment during the second quarter of 2005.

Accretion and Amortization of Future Restoration Costs.  Accretion and amortization of future restoration costs in the second quarters of 2006 and 2005 totaled $141,000 and $96,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $1,600,000 in the second quarter of 2006 and $1,099,000 for the same period in 2005.  The increase in these charges in 2006 resulted primarily from non-cash stock compensation expense, legal and other costs involved in the restructuring of our uranium sales contracts, legal and other costs related to the negotiation of the New Mexico joint venture agreement, insurance and personnel costs.

Net Earnings and Losses. For the quarter ended June 30, 2006 and 2005, we had net losses of $2.1 million and $10.1 million respectively.  The net loss in 2006 resulted primarily from low production volumes during the quarter coupled with high production costs  The loss in 2005 included a non-cash loss on derivatives of $9.0 million.

Liquidity — Cash Sources and Uses for 2006

In April 2006 we raised $50 million by a sale of 10,200,307 shares of Common Stock at $4.90 per share in a private placement to selected accredited investors. In addition to the foregoing proceeds, the Company had $5.9 million in cash on hand at December 31, 2005 and projects $22 to $23 million of revenues from uranium sales in 2006 from of our Vasquez and Kingsville Dome production (assuming the current market price for uranium sales held constant for the year).

In addition to the $12 million paid to UG, we expect to use $10.6 million for ongoing Vasquez new wellfield development and related activities (including financial surety requirements of $1.8 million); $9.6 million for development and production activities to start-up production at Kingsville Dome (including financial surety requirements of $1.4 million); $8.3 million for refurbishment and expansion of the Rosita production plant and for Rosita wellfield development and production start-up; $.8 million for land acquisition and holding costs for our Texas and New Mexico properties; $.7 million for groundwater restoration at our Kingsville Dome and Rosita projects; $2.1 million for equipment and South Texas working capital; $6.5 million to cover working capital deficits; and the balance for exploration, development and permitting in South Texas and further development of our South Texas and New Mexico properties.

We expect total production for 2006 to be approximately 670,000 pounds, 80,000 pounds lower than our May 2006 estimate. During the first six months of 2006, we produced approximately 114,000 pounds. At our Vasquez property we have experienced permitting delays and delays in the drilling of new wellfields because of a shortage of drill rigs. At our Kingsville Dome property start up problems resulted in production coming on slower in the second quarter than originally projected, and torrential rain forced a temporary shutdown of production. We expect some of the problems to continue through July, resulting in lower than anticipated production through July. We expect our production to gradually increase beginning in August. Because of lower than anticipated production during the second quarter, our average production costs were higher than we originally projected. However, if we are able to achieve our estimated production for the year, our average production costs should be only slightly higher that we originally anticipated. We expect to have positive cash flow from operations in the fourth quarter of 2006.

Contingent Liabilities—Off Balance Sheet Arrangements

In April 2006, the Company completed the sale of 10,200,307 shares of its Common Stock at $4.90 per share to accredited investors resulting in gross proceeds of approximately $50 million before expenses of the offering.  The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares.  Such shares are subject to certain resale registration rights that include penalties (1% per month) in the event registration statement does not become effective in a timely manner or if the registration statement fails to remain effective.  On August 4, 2006, such registration statement was made effective and the Company met its initial obligation.

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $1.5 million and $944,000 were issued at June 30, 2006 and December 31, 2005, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at June 30, 2006 and December 31, 2005. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2,491,000 at June 30, 2006 and December 31, 2005, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

Derivative Financial Instruments

The Company has determined that at December 31, 2005 its long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes, and as of such date, were recorded on the balance sheet at fair value. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company’s derivatives represented non-cash charges to earnings for the present value of the loss the Company would have incurred in the event it would have been required to purchase uranium in the spot market to satisfy the deliveries under its long-term uranium sales contracts.

The Company amended these contracts in March 2006.  The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production.  The Company has determined that the terms of the amended contracts eliminates their qualification as derivatives and therefore are not required to be valued at fair value.

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

For the fiscal quarter ended June 30, 2006, there have been no changes that materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Duval County, Texas Proceeding

In June 2006, the Company, one of its subcontractors, and Richard Van Horn, Senior Vice President—Operations of the Company, were named in indictments in the 229th Judicial District Court of Duval County, Texas, for alleged felony theft arising from the subcontractor’s inadvertent use of caliche and water taken from the complaining party’s property in connection with the construction of a road over the complaining party’s property. This road was being constructed to provide access to the Vasquez property for which an easement had been obtained by the Company from the property owner. The Company made a payment to the complaining party to compensate it for the caliche and water used and in exchange for a general release, which was executed by the complainant on July 30, 2004.

On August 8, 2006 the 229th Judicial District Court of Duval County, Texas, granted the State of Texas’s motions to dismiss and entered orders dismissing the indictments against the Company, Mr. Van Horn and the Company’s subcontractor, thereby disposing of the cases with no penalty to either party.

Kingsville Dome Production Area Authorization 3

After a hearing held in August 2005, the Texas Commission on Environmental Quality (“TCEQ”) voted unanimously February 22, 2006 to renew the Company’s disposal well permits, WDW-247 and WDW-248, and to issue Kingsville Dome Production Area Authorization 3 (“PAA 3”). Anyone wishing to challenge PAA 3 was required to file a motion for rehearing by April 10, 2006. Such a motion was filed; however, the motion was automatically overruled by operation of law on May 4, 2006. The time for filing a petition for judicial review was June 5, 2006. Two such petitions were filed. The Attorney General has answered in defense of the TCEQ Order. The TCEQ is in the process of preparing the administrative record for submission to the court. The TCEQ decision stands until and unless vacated by the court. The Company believes the TCEQ decision is well-founded and will intervene with the Attorney General to defend its interests.

ITEM 1A.          RISK FACTORS

Over 26% of our shares of Common Stock is controlled by Principal Stockholders and Management.

Over 20.5% of our Common Stock is controlled by two stockholders of record. In addition, our directors and officers are the beneficial owners of about 5.7% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2006 we sold 10,200,307 shares of common stock at $4.90 per share (an aggregate of $50.0 million) in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to certain accredited investors. The Company paid a 6% fee (3% in cash and 3% in common stock) to a placement agent in connection with the offering. Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 300,000 shares in the offering.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of shareholders, held June 1, 2006, The Company’s shareholders re-elected its directors and also voted to approve the recommended proposal for ratification of the Company’s independent auditors.

Following are the votes cast for and against each director.

Directors	For	Against
Paul K Willmott	28,532,431	217,710
Leland O. Erdahl	28,532,808	217,333
George R. Ireland	28,283,640	466,501

Votes on the proposal for ratification of the Company’s independent auditors as follows:

	For	Against	Abstentions
Proposal for ratification of the Company’s independent auditors	28,623,501	117,236	9,404

ITEM 5.          OTHER INFORMATION.

None

ITEM 6.          EXHIBITS

See the Index to Exhibits on Page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: August 14, 2006	By:	/s/ Paul K. Willmott
Paul K. Willmott
Director, President and
Chief Executive Officer

Dated: August 14, 2006	By:	/s/ Thomas H. Ehrlich
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