Form 10-Q
period 2006-09-30
URANIUM RESOURCES INC /DE/
filed 2006-11-14
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

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

(Check one):	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	51,735,089 as of November 10, 2006

URANIUM RESOURCES, INC.
2006 THIRD QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$26,466,678	$5,852,716

Receivables, net	570,679	32,940
Uranium and materials/supplies inventory	1,213,721	707,949
Prepaid and other current assets	346,825	269,835
Total current assets	28,597,903	6,863,440

Property, plant and equipment, at cost:
Uranium properties	61,555,774	51,662,223
Other property, plant and equipment	398,362	302,164
Less-accumulated depreciation, depletion and impairment	(47,706,578)	(43,275,660)
Net property, plant and equipment	14,247,558	8,688,727

Notes receivable	39,819	—

Other assets	2,354,982	1,072,026
Long-term investment:
Certificate of deposit, restricted	1,954,377	1,288,411
	$47,194,639	$17,912,604

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current liabilities:
Accounts payable	$2,060,414	$1,139,005
Current portion of restoration reserve	1,295,795	1,061,491
Accrued interest and other accrued liabilities	477,131	432,683
Unrealized loss on derivatives, current portion	—	20,424,291
Current portion of long-term debt	36,369	175,833
Other deferred credits	461,640	—
Total current liabilities	4,331,349	23,233,303

Other long-term liabilities and deferred credits	4,366,922	3,823,015

Unrealized loss on derivative, net of current portion	—	26,396,656

Long-term debt, less current portion	506,424	450,000
Commitments and contingencies (Notes 1, 2 and 3)
Shareholders’ equity:*
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2006—51,735,089; 2005—40,952,128	51,773	40,990
Paid-in capital	124,930,206	75,013,668
Accumulated deficit	(86,982,617)	(111,035,610)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity (deficit)	37,989,944	(35,990,370)
	$47,194,639	$17,912,604

*                    Shareholders’ equity information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Uranium sales—	$2,765,606	$1,263,381	$5,678,965	$4,030,293
Total revenue	2,765,606	1,263,381	5,678,965	4,030,293
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	241,523	85,478	490,849	268,977
Operating expenses	1,556,587	1,226,868	4,674,015	2,454,685
Accretion/amortization of restoration reserve	86,171	97,133	360,479	268,365
Depreciation and depletion	2,425,327	543,622	3,814,416	1,107,458
Exploration expenses	—	—	234,646	—
Impairment of uranium properties	3,260,201	—	3,260,201	—
(Gain) loss on derivatives	—	647,935	(34,820,947)	12,094,304
Total (gain on) cost of uranium sales	7,569,809	2,601,036	(21,986,341)	16,193,789
Earnings (loss) from operations before corporate expenses	(4,804,203)	(1,337,655)	27,665,306	(12,163,496)

Corporate expenses—
General and administrative	1,557,083	708,543	4,214,096	2,326,748
Depreciation	9,949	4,447	23,008	12,797
Total corporate expenses	1,567,032	712,990	4,237,104	2,339,545
Earnings (loss) from operations	(6,371,235)	(2,050,645)	23,428,202	(14,503,041)

Other income (expense):
Interest expense	(1,370)	(17,795)	(5,703)	(37,478)
Interest and other income, net	383,549	50,469	630,494	82,917

Net earnings (loss)	$(5,989,056)	$(2,017,971)	$24,052,993	$(14,457,602)

Net earnings (loss) per common share:*
Basic	$(0.12)	$(0.05)	$0.51	$(0.41)
Diluted	$(0.12)	$(0.05)	$0.48	$(0.41)

Weighted average common shares and common equivalent shares per share data:*
Basic	51,735,089	37,904,573	47,184,096	35,255,486
Diluted	51,735,089	37,904,573	49,804,986	35,255,486

*                             Net earnings (loss) per share and weighted average common shares information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Net earnings (loss)	$24,052,993	$(14,457,602)
Reconciliation of net earnings (loss) to cash provided by (used in) operations—
(Gain) loss on derivatives	(34,820,947)	12,094,304
Accretion/amortization of restoration reserve	360,479	268,365
Depreciation and depletion	3,837,424	1,120,255
Decrease in restoration and reclamation accrual	(684,979)	(715,235)
Stock compensation expense	1,228,619	443,960
Impairment of uranium properties	3,260,201	—
Other non-cash items, net	318,342	288,254

Effect of changes in operating working capital items—
(Increase) decrease in receivables	(577,557)	341,774
(Increase) decrease in inventories	42,999	(255,378)
Increase in prepaid and other current assets	(295,483)	(255,742)
Increase in payables, accrued liabilities and deferred credits	1,427,497	1,154,297
Net cash provided by (used in) operations	(1,850,412)	27,252

Investing activities:
Increase in certificate of deposit, restricted	(665,966)	(46,746)
Settlement of derivative instrument	(12,000,000)	—
Additions to property, plant and equipment—
Kingsville Dome	(8,499,106)	(381,113)
Vasquez	(3,078,092)	(2,709,512)
Rosita	(1,047,125)	(24,028)
Rosita South	(83,837)	—
Churchrock	(268,866)	(241,807)
Crownpoint	(66,621)	(342,066)
Other property	(110,386)	(100,168)
Other assets	(220,000)	—
Net cash used in investing activities	(26,039,999)	(3,845,440)

Financing activities:
Proceeds from (payments on) borrowings	(11,473)	600,000
Issuance of common stock, net	48,515,846	13,088,964
Net cash provided by financing activities	48,504,373	13,688,964
Net increase (decrease) in cash and cash equivalents	20,613,962	9,870,776
Cash and cash equivalents, beginning of period	5,852,716	268,866
Cash and cash equivalents, end of period	$26,466,678	$10,139,642

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements September 30, 2006 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2005 Annual Report on Form 10-KSB/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2006.

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

2.                                      DESCRIPTION OF BUSINESS

URI was organized in 1977 to mine uranium in the United States using the in situ leach mining process. This process is generally more cost effective and environmentally benign than conventional mining techniques. From 1988 through 1999 we produced about 6.1 million pounds of uranium from two South Texas properties, 3.5 million pounds from Kingsville Dome and 2.6 million pounds from Rosita.

In 1999 we shut-in our production because of depressed uranium prices, and from the first quarter of 2000 until December 2004, we had no source of revenue and had to rely on equity infusions to remain in business and maintain the critical employees and assets of the Company until such time that uranium prices reached a level where it was prudent to commence operations. The company began producing at its Vasquez property in South Texas in the fourth quarter of 2004.  Production at Kingsville Dome began in the second quarter of 2006.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During 2005 we were unable to produce sufficient pounds from Vasquez to satisfy our contracted delivery requirements. As a result of the lower production and the fixed costs of operations, our cost of production exceeded the sales price under the contracts, and we were losing money on each pound sold. In addition, because of chemical and permeability obstacles in the Vasquez formation, we experimented with different oxidizing components that added to our costs.

In March 2006, we renegotiated all of our supply contracts with Itochu and UG and have committed to each of them one-half of whatever our production is in Texas at a price that is based on the market price at the time of delivery less a discount.  See “Footnote 4. Contract Commitments — Amendment to Uranium Sales Contracts”, for a discussion of the terms of the revised contracts, including certain conditions thereto.

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

The following non-cash transaction occurred in the first nine months of 2006:

In March 2006, 103,896 shares of the Company’s Common Stock were issued in connection with the conversion of the Convertible Notes described in Footnote 6.

During 2006, the Company entered into capital leases to acquire property, plant and equipment items including logging trucks and office computers and equipment totaling $104,265.  The outstanding balance of the capital leases was $92,793 at September 30, 2006.

4.                                      URANIUM PROPERTIES

Vasquez Project

The Vasquez project commenced production in the fourth quarter of 2004.  Since its start-up and through September 30, 2006, the project has produced 504,000 pounds of uranium.  This project has provided significant technical challenges with regard to its production operations since its inception.  Vasquez’s historical production rate has been below its expected rate and its production costs have been higher than projected.  The primary reasons for these results are attributable to the unique geochemical composition of the Vasquez ore body and the degree of re-reduction we have found in the uranium deposited within the formation.  These factors have caused our production costs to rise from $20.32 per pound in 2005 to over $46.00 per pound in 2006.

At September 30, 2006 there were six separate wellfields in production at Vasquez.  The first wellfield began producing in 2004 and the next three wellfields began producing in 2005.  Production from each of these four wellfields has declined to below 1,000 pounds per month at September 30, 2006.  The fifth and six wellfields were placed in production in 2006 and are producing the majority of the Vasquez production on a month to month basis.  A review of the incremental costs associated with each of the Vasquez wellfields is being conducted in connection with a review of our overall South Texas production plan.  This plan is being done to determine the best utilization of the Company’s personnel, drilling, logging and equipment resources in relation to each of our South Texas projects. After the end of the third quarter 2006, our development and exploration equipment has been redeployed from Vasquez to our other South Texas projects.

We are continuing to evaluate the extent and scope of our future development efforts at Vasquez. This evaluation will include a comparison of the economic impact of continuing development at Vasquez as opposed to using company assets to mine more favorable properties. We intend to continue mining existing wellfields at Vasquez as long as they generate positive results on an operating basis. New wellfields may be considered after further evaluations of the above stated geological and chemical problems have been completed. Further development could also be affected by future market conditions.

In connection with our review of Vasquez production operations we have revised the estimated recovery factors for each wellfield from a 70% recovery factor to 50%.  This change in estimated recoveries resulted in an increased charge for depreciation and depletion of approximately $970,000 in the third quarter of 2006.  The decrease in net income from this change in estimate resulted in an increase in the net loss and a decrease in net income of ($0.02) per share for the three and nine months ended September 30, 2006, respectively. Additionally at September 30, 2006 we determined the carrying value of the Vasquez project assets exceeded their fair value as provided in SFAF 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Such determination resulted in an impairment provision related to the Vasquez project assets of approximately $3.3 million in the third quarter of 2006.  As a result of our change in the estimated recovery factors for Vasquez, we expect that in connection with our year-end uranium reserve evaluation we will see a reduction in our recoverable reserve base at Vasquez.  At this time we cannot determine the amount of such change. The carrying value of the Vasquez property, after the impairment provision was $1.9 million at September 30, 2006.

5.                                      NOTES RECEIVABLE

In June 2006, the Company advanced $45,000 to one of its drilling contractors to assist the contractor in the purchase of a drilling rig to be used on the Company’s Vasquez and/or Kingsville Dome projects.  Interest accrues on this note at a rate of 7.5% per annum.  Principal and interest is being repaid at a rate of $2,000 per month with all accrued but unpaid interest due at the maturity of the note in July 2008.

6.                                      CONTRACT COMMITMENTS

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

We have also entered into a letter of intent with Itochu to joint venture the development of our Churchrock property in New Mexico. See Footnote 10 — “Joint Venture for Churchrock Property.”  If the Company fails to use good faith efforts to negotiate and enter into such definitive agreement, the foregoing terms will terminate and the original contract terms will be reinstated effective for all deliveries after the occurrence of such determination. Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, currently anticipated to occur around the end of 2006. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.

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

Impact of Amended Sales Contracts on Derivatives

The Company’s long-term uranium sales contracts prior to their amendment in March 2006 met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at December 31, 2005 at fair value. Changes in the Company’s derivatives represented non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts. The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production.  The Company has determined that at March 31, 2006 the terms of the amended contracts eliminated their qualification as derivatives and therefore, as of May 2006, are not required to be valued at fair value.  The amendment to these contracts resulted in a gain on derivatives recorded to the consolidated statements of operations of $34.8 million in the first two quarters of 2006.

7.                                      NOTES PAYABLE

Convertible Notes

In 2000, the Company issued a $135,000 Convertible Note due July 17, 2005 in settlement of certain outstanding claims. Interest of 6% per annum was due at maturity. The Company could prepay the Note at any time and the holder of the Note had the right to convert all principal and accrued interest into shares of the Company’s

Common Stock at a conversion price of $3.00 per share. In the third quarter of 2005, the maturity was extended to July 17, 2006, and the accrued and unpaid interest of $40,833 was added to the principal of the Convertible Note. The conversion price was reduced to $1.76 per share. In connection with these amended terms, the Company recorded interest expense of approximately $56,000 in 2005 related to the beneficial conversion terms of the modified Note. In March 2006, all of the principal and accrued interest ($182,900) under the note was converted into 103,896 shares of the Company’s Common Stock.

8.                                      STOCK BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarter ended March 31, 2006 and beyond includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the three and nine months ended September 30, 2006 of $432,000 and $1,229,000, respectively, to general and administrative expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2006 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending September 30, 2006.

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

Stock Options as of the Three and Nine Month Periods Ended September 30, 2006

The Company has four stock option plans, the Amended and Restated 1995 Stock Incentive Plan (the “1995 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”), the Director’s Stock Option Plan and the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”), pursuant to which the Company has granted or may grant in the future, options to purchase common stock.

Under the 1995 Plan as of September 30, 2006 2,633,959 shares are reserved for issuance upon exercise of outstanding options at prices of $0.76 to $28.50 per share. No new options may be granted under the 1995 Plan.

Under the 2004 Plan, incentive stock options and non-qualified options to purchase up to an aggregate of 1,750,000 shares of Common Stock may be granted to key employees. As of September 30, 2006, 500,000 shares are reserved for issuance at a price of $3.36 per share; and 150,500 shares are reserved for issuance at a price of $2.96 per share.

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

The 2004 Directors’ Plan replaces the Director’s Stock Option Plan, adopted in 1994 which expired in 2004. Under that plan Mr. Erdahl holds options covering 1,000 shares; and Mr. Ireland holds options covering 1,000 shares. No new options may be granted under that plan.

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at Jan. 1, 2006	3,743,064	$2.17
Granted	100,000	$5.14
Exercised	(172,750)	$1.66
Canceled or forfeited	(83,855)	$9.71
Options outstanding at Sept. 30, 2006	3,586,459	$2.10	7.51	$3,034,228

Options exercisable at Sept. 30, 2006	2,049,833	$2.02	6.95	$1,911,792

Shares available for grant under the Plans as of September 30, 2006 were 1,845,500.

Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining		Number of
	Options	Contractual Life	Weighted Average	Options	Weighted Average
Stock Option Plan	Outstanding	(in years)	Exercise price	Exercisable	Exercise Price
1995 Stock Incentive Plan	2,633,959	7.21	$1.77	1,674,883	$1.79
2004 Employee Incentive Plan	650,500	8.23	3.27	323,250	3.27
Directors Stock Option Plan	2,000	2.98	7.79	1,700	9.14
2004 Directors Plan	300,000	8.58	2.59	50,000	1.32
	3,586,459	7.51	$2.10	2,049,833	$2.02

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was approximately $3.7 million, which is expected to be recognized over a weighted average period of approximately 2 years.

Pro-Forma Stock Compensation Expense for the Three and Nine Months Ended September 30, 2005

Prior to 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted prior to the quarter ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

		Three Months Ended	Nine Months Ended
		September 30, 2005	September 30, 2005
Net Loss:	As reported	$(2,017,971)	$(14,457,602)
Pro forma stock based compensation costs under the fair value method, net of tax		(158,723)	(168,996)
	Pro forma	$(2,176,694)	$(14,626,598)

	As reported	$(0.05)	$(0.41)
Basic EPS:	Pro forma	$(0.05)	$(0.41)

	As reported	$(0.05)	$(0.41)
Diluted EPS:	Pro forma	$(0.05)	$(0.41)

Option grants of 25,000 shares were made to each of the two non-employee directors of the Company in the nine months ended September 30, 2005.

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the three and nine month periods ended September 30, 2005 under SFAS 123 and the stock compensation expense recognized during the same periods ended September 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

9.                                      ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the nine months ended September 30, 2006 and 2005, respectively:

	Nine Months Ended September 30,
	2006	2005
Reserve for future restoration and reclamation costs beginning of period	$3,595,278	$3,410,293
Additions	1,371,389	568,595
Costs incurred	(743,451)	(715,235)
Accretion expense	150,273	150,273
Reserve for future restoration and reclamation costs at end of period	$4,373,489	$3,413,926

10.                               SHAREHOLDERS’ EQUITY

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

The following table details the changes in shareholders equity for the nine months ended September 30, 2006:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2005	40,952,127	$40,990	$75,013,668	$(111,035,610)	$(9,418)
Net earnings	—	—	—	24,052,993	—
Common stock issuance	10,200,307	10,200	49,718,751	—	—
Compensation for common stock issuance	306,009	306	(1,499,751)	—	—
Conversion of debt	103,896	104	182,752	—	—
Stock option exercise	172,750	173	286,167	—	—
Stock compensation expense	—	—	1,228,619	—	—
Balances, September 30, 2006	51,735,089	$51,773	$124,930,206	$(86,982,617)	$(9,418)

Increase in Authorized Shares

In January 2005, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of Common Stock, par value $0.001 per share (the “Common Stock”), from 100,000,000 to 200,000,000.

11.                               OTHER EVENTS

Joint Venture for Churchrock Property

We have entered into a non-binding letter of intent with Itochu to joint venture the development of our Churchrock property in New Mexico, under which Itochu will fund all development costs currently estimated at $32 million, primarily through a debt facility that it will provide. Itochu and the Company will split the profits 50-50 and the Company will be the Managing Partner and receive a management fee. For revenues in excess of $30 per pound, the Company will receive additional payments under the joint venture. The Company estimates that the Churchrock property will yield about 10 million pounds of uranium. These terms are subject to the parties negotiating and signing a definitive agreement, and the parties are working towards the preparation and signing of the agreement in 2006. Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study. Itochu paid the Company $675,000 for the cost of the study and for exclusive negotiating rights.  Such funding, net of related expenses related to updating the feasibility study has been recorded on the balance sheet at September 30, 2006 in current liabilities under “Other deferred credits”.

Appointment of Executive Officer and Director

On October 3, 2006, the Board of Directors of the Company appointed Mr. David N. Clark to the position of President and Chief Operating Officer.  Mr. Clark also serves as a Director of the Company and Chairman of the Strategic Planning Committee of the Board of Directors.  In connection with Mr. Clark’s appointment he was issued stock options for 800,000 shares under the Company’s 2004 Stock Incentive Plan at an exercise price of $2.97 per share.

Also on October 3, 2006 the Board of Directors of the Company expanded its Board of Directors from four to five members.  Mr. Terence J. Cryan was appointed to fill the vacancy.  Mr. Cryan is the Managing Director of Concert Energy Partners LLC, a New York based investment banking and private equity investment firm specializing in the energy and natural resources industries.  Mr. Cryan was previously Senior Managing Director of Bear Stearns & Co. Inc.  Mr. Cryan holds degrees from Tufts University and the London School of Economics.

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

In July, the Company stated our Texas production was being adversely affected by a shortage of drill rigs, permitting delays, and weather related problems. This shortage of drill rigs and logging trucks was the result of intense industry-wide competition for exploration and development tools. These problems continued through August and into September. The loss of key personnel to competitors also hindered production development plans.

Our Vasquez operation continued to operate below expectations during the third quarter. At the beginning of the project in 2004, our mining plan indicated we could produce the Vasquez property at an annual rate of 700,000 pounds. The geological and chemical problems we experienced in 2005 caused us to revise that estimate downward to an annual capacity of 400,000 pounds. This estimate assumed steps we implemented would successfully resolve production problems we had never experienced at our other mines. While partially successful, these steps have still not led to higher production levels.

We are continuing to evaluate the extent and scope of our future development efforts at Vasquez. This evaluation will include a comparison of the economic impact of continuing development at Vasquez as opposed to using company assets to mine more favorable properties. We intend to continue mining existing wellfields at Vasquez as long as they generate positive results on an operating basis. New wellfields may be considered after further evaluations of the above stated geological and chemical problems have been completed. Further development could also be affected by future market conditions.

At the Kingsville Dome project we planned to bring on three new wellfields, one in August and two in September. Weather problems and a shortage of available drill rigs and logging trucks delayed the startup of these wellfields. The first of these well fields is now scheduled to come online at the end of November. At Rosita, the shortage of drill rigs and logging trucks has delayed estimated production until early 2007.

Production for July, August, and September was 28,000, 14,000, and 30,000 pounds U3O8, respectively. Total production for the first nine months of 2006 was 187,000 pounds.

Looking forward, we now have 16 drill rigs under contract, up from 11 rigs in September. In addition, the company acquired the first of two prompt fission neutron (PFN) logging tools in early November. The increase in rigs and logging tools along with a redeployment of drills from Vasquez allowed the company to initiate a $3.5 million drilling program in October.

Under this program, we plan to drill 1,440 holes totaling over 575,000 feet by the end of the first quarter of 2007.  The objective is to drill out all of the uranium bearing trends that surround our Kingsville Dome and Rosita plant operations. This will identify and delineate all of the reserves the company will be able to mine over the next 3-5 years in Texas. This in turn will allow the company to develop these reserves in a manner and sequence that will generate the highest economic return.

We announced on November 10, 2006 that we launched an internal evaluation to determine the feasibility of developing a conventional mining and milling complex based on several of the Company’s New Mexico properties that are less amenable to in-situ recovery mining methods.

From 1948 through 2001, nearly 350 million pounds of uranium were produced by conventional mining and milling methods in New Mexico. During the peak years from 1959 through 1981, conventional production ranged from 9 to 19 million pounds of uranium per year, averaging nearly 13 million pounds per year.

As for the future, the Energy Information Administration (EIA) stated in a June 2004 report that as of December 31, 2003, uranium reserves in New Mexico were estimated to be 341 million pounds U3O8 assuming forward costs of up to $50 per pound U3O8.  Given historic production rates and EIA’s estimate of available uranium resources, we believe a single conventional mill in New Mexico could produce between 5 to10 million pounds of uranium per year, which includes production from Company-owned properties.

We own 183,000 acres of mineral holdings in New Mexico, which includes mine sites at Crownpoint, Nose Rock, and Roca Honda.  These mine sites were designed by previous owners to produce nearly 4 million pounds of uranium per year.  All three projects were deferred in the early 1980s after uranium prices fell from $43 per pound U3O8 to below $10 per pound by the end of that decade. On these sites are six completed mine shafts that are estimated to have a replacement cost of $25 to $50 million.  With these shafts already in place, we believe the cost of development should be lower.  In addition, once all required permits are received, production on the sites with mine shafts already in place should begin considerably sooner than on comparable undeveloped sites.

The feasibility study will include the following:

•                  The reopening and inspection of two 3,300 foot shafts at Nose Rock that were developed by a division of Phillips Petroleum in the late 1970s.  This project was designed to produce approximately 2.5 million pounds of uranium per year, but was shutdown in 1981 before mining began.

•                  The reopening and inspection of three shafts at Crown Point that were developed by a division of Westinghouse Electric Corporation to produce an estimated 1.2 million pounds of uranium per year.  Production from this project was deferred in 1981 before mining began.

•                  The reopening and inspection of the Kerr-McGee shaft on Roca Honda.

•                  A thorough evaluation of the Company’s extensive data base that includes over 16,000 logs, feasibility studies, mine development plans, and ore reserve analyses that were prepared during the 1970s and ‘80s by Homestake Mining, Mobil Oil, Phillips Petroleum, United Nuclear, and Westinghouse Electric Corporation. This evaluation will focus on the Company’s 43,000 acres located in the prolific Ambrosia Lake District where there exists the greatest potential to discover new uranium resources.

•                  A complete examination of the Company’s mineral holdings to determine which properties are more amenable to conventional development as opposed to in-situ recovery mining methods.

•                  An analysis to determine the feasibility of building a conventional mill to process company mined ore, as well as the potential for toll milling.

This internal evaluation will be managed by Richard A. Van Horn, Senior Vice President – Operations.  Mr. Van Horn has extensive experience in the conventional mining and milling of uranium on the Colorado Plateau with Union Carbide, including the management of the White Mesa Mill operating in Blanding, Utah.

Restatement of Financial Statements - Derivatives

The financial statements for the quarter ended March 31, 2005, have been restated in prior periods to give effect for fair value accounting of certain uranium sales under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company’s long-term uranium sales contracts prior to their amendment in March 2006 met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at December 31, 2005 and 2004 at fair value. Changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts. The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production.  The Company has determined that the terms of the amended contracts eliminates their qualification as derivatives and, therefore, as of May 2006, are not required to be valued at fair value.  The amendment to these contracts resulted in a gain on derivatives recorded to the consolidated statements of operations $34.8 million in the first two quarters of 2006.

Financial Condition and Results of Operations

Nine Months Ended September 30, 2006 and 2005 Consolidated Results of Operations

Production and Sales. In the first nine months of 2006 we produced 117,395 pounds from our Vasquez project and 70,017 from our Kingsville Dome project, which commenced production in the second quarter of 2006. Production in the first nine months of 2005 was 239,738, all of which was produced from the Vasquez project.

In the first nine months of 2006 we sold 199,921 pounds compared to sales of 219,000 pounds in the same period of 2005.  In the first nine months of 2006 we had revenues of $5.7 million ($28.41 per pound) compared to $4.0 million ($18.40 per pound) in the first nine months of 2005.  The increase in the sales revenue per pound in 2006 resulted from new contracts entered into with each of our two customers which superseded the previous contracts.  The 2005 revenues included $253,000 from the renegotiation of the contract price of sales made in 2004.

Operating Expenses. Operating expenses and related royalties and commissions for Vasquez and Kingsville Dome production sold in the first nine months of 2006 totaled $5.1 million from the sale of 199,921 pounds of uranium ($25.58 per pound).  We also incurred $52,000 of stand-by costs at the Rosita project that was charged to operations.  Operating expenses and related royalties and commissions for Vasquez production sold in the first nine months of 2005 totaled $2.7 million on sales of 219,000 pounds ($12.33 per pound); and we incurred $52,000 of stand-by costs at the Rosita project that was charged to operations.  The increase in operating expenses in the current year resulted from increases in production costs coupled with a decrease in production volumes.

Depreciation and Depletion.   In the first nine months of 2006 we incurred $3.8 million of depreciation and depletion cost for sales of our Vasquez and Kingsville Dome production compared to $1.1 million in the first nine months of 2005 for Vasquez production.  This increase in the current period resulted from an increase in production from higher cost capital wellfields compared to the previous year and a change in the estimated recovery factor for our Vasquez project.  We revised our estimated recoveries from 70% of in-place reserves to 50% based primarily on the historical production we have experienced at this project.  This change in estimate resulted in and increase to depreciation and depletion of $970,000 in the third quarter of 2006. In the first nine months of 2005, we incurred $11,000 of stand-by costs at the Rosita project that was charged to depreciation and depletion.

Impairment of Uranium Properties.  At September 30, 2006, we determined the carrying value of the Vasquez project assets exceeded their fair value as provided in SFAF 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Such determination resulted in an impairment provision related to the Vasquez project assets of approximately $3.3 million in the third quarter of 2006.

Cost of Goods Sold.  Our average cost of pounds sold was $42.46 in the first nine months of 2006 compared to $15.96 in the first nine months of 2005.  The cost of pounds sold includes operating expenses and depreciation and depletion.  These costs for the first nine months of 2006 include a cumulative $1.1 million related to lower of cost or market inventory adjustments made in each of the first three quarters this year.  Such adjustments resulted from the book carrying value of our uranium inventory exceeding the expected market value of the inventory at the end of each quarter.  These adjustments had the effect of reducing the carrying value of the uranium inventory and accelerating the timing of recording operating expenses and depreciation and depletion recorded in the statement of operations for each quarter.  The cost of goods sold for the first nine months exclude $760,000 ($17.74 per pound) from a lower of cost or market adjustment made in December 2005 for 42,900 pounds in inventory at that date that were sold in the first quarter of 2006. The nine months ended September 30, 2005 includes a lower of cost or market inventory adjustment of $376,000 ($15.30 per pound) for the 24,500 pounds of Vasquez inventory at that date.

Accretion and Amortization of Future Restoration Costs.  Accretion and amortization of future restoration costs in the first nine months of 2006 and 2005 totaled $361,000 and $268,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $4,237,000 in the first nine months of 2006 compared to $2,340,000 for the same period in 2005.

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 were:

	Nine Months Ended		Three Months Ended
	2006	2005	2006	2005
Stock compensation expense	$1,229,000	$444,000	$432,000	$0
Salaries and payroll burden	1,075,000	827,000	420,000	273,000
Legal, accounting, public company expenses	933,000	625,000	238,000	237,000
Insurance and bank fees	305,000	265,000	116,000	111,000
Consulting and professional services	355,000	126,000	211,000	46,000
Office expenses	202,000	95,000	105,000	33,000
Travel expenses	108,000	56,000	52,000	28,000
Other, project allocations	30,000	(98,000)	(17,000)	(19,000)

Total	$4,237,000	$2,340,000	$1,557,000	$709,000

The non-cash compensation expense recorded for the three and nine months ended September 30, 2006 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company’s stock option grants.  The non-cash stock compensation expense recorded in 2005 resulted from the grant of stock options that were subject to approval of an amendment to the Company’s stock option plan which was received in June 2005.

Salary and payroll costs increases for the three and nine month periods presented resulted primarily from the additions to the engineering, professional and executive levels in South Texas and New Mexico made in late 2005 and 2006, compensation increases for the Company’s key personnel in 2006 and a discretionary match made to the Company’s 401(k) profit sharing plan for the plan year ended July 2006.

The Company’s legal, accounting and public company expenses increased in the nine months period from the increase in transactions and activities occurring in 2006.  Such transactions and activities included the renegotiation of the Company’s long-term sales contracts, the negotiation of a joint venture in New Mexico with ITOCHU, increased costs to conduct the annual shareholder meeting, an increase in the number of Board of Directors meetings and preparation of the Company’s NASDAQ application listing.

Our insurance costs increased in the nine month period from higher directors and officer’s insurance premiums and increased vehicle coverage premiums resulting from additional vehicles in 2006.  Bank fees increased as a result of additions to our financial surety requirements for our South Texas uranium projects.

The costs for consulting and professional services increased in the three and nine month periods as a result of an increase in project related activities in 2006.  Such activities include the Company’s compliance work related to it’s Sarbanes-Oxley requirements in 2006, the increase in activities in New Mexico related to the preparation of these projects towards their final licensing and permitting phase, increases in environmental, health and safety training and consulting work, computer networking and web site design work and activities performed in the formulation of a corporate strategic plan.

Increased office costs incurred in the three and nine months resulted primarily from the opening of a corporate office location in Corpus Christi, Texas in June 2006 and increases in the South Texas Kingsville operations office resulting from the personnel added in 2006.

Net Earnings and Losses. For the nine months ended September 30, 2006 and 2005, we had net earnings of $24.1 million and a net loss of $14.5 million respectively.  The earnings in 2006 included a non-cash gain on derivatives of $34.8 million and a non-cash charge for an impairment provision related to the Vasquez project assets of $3.3 million.  The loss in 2005 included a non-cash loss on derivatives of $12.1 million.

Cash Flow.  As of September 30, 2006 we have a cash balance of approximately $26.5 million compared to $10.1 million at the same date in 2005.

In the first nine months of 2006, we had a negative cash flow from operations of ($1.9 million), resulting primarily from our low production volumes coupled with high production costs incurred during the year.  We also used $26.0 million in investing activities, the largest component of which was the payment of $12.0 million to one of our customers in connection with the restructuring of our uranium sales contract.  Other significant investing activities were for production start-up capital at Kingsville Dome of $8.5 million, additional wellfield development at Vasquez of $3.1 million, Rosita project expenditures of $1.0 million, other Texas property and other assets of $414,000 and other property additions in New Mexico of $336,000.

In the first nine months of 2006 we raised net proceeds of approximately $48.2 million through the sale of 10,200,307 shares at $4.90 per share in April 2006 and $286,000 from the issuance of 172,750 shares from the exercise of employee stock options.

Since the receipt of the proceeds raised in April 2006, the Company has received the following funds and has made the following expenditures (amounts in millions):

Receipts
Net proceeds from April 2006 equity offering	$48.2
Proceeds from stock option exercise	0.3
Proceeds from uranium sales	4.3
Interest/other income/feasibility study funding	1.1
Total receipts	$53.9

Expenditures
Buyout of long-term uranium sales contract	$12.0
Working capital	3.1
Kingsville Dome capital expenditures	4.8
Kingsville Dome operations/restoration expenditures	1.5
Vasquez capital expenditures	2.0
Vasquez operations expenditures	1.7
Rosita project capital expenditures	0.8
Rosita project operations/restoration expenditures	0.4
Other South Texas capital expenditures	0.9
New Mexico land and permitting expenditures	0.2
Financial surety funding	0.5
Total Expenditures	$27.9

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

Third Quarter Ended September 30, 2006 and 2005 Consolidated Results of Operations

Production and Sales. In the third quarter of 2006 we produced 26,074 pounds from our Vasquez project and 46,556 from our Kingsville Dome project, which commenced production in the second quarter of 2006. Production in the third quarter of 2005 was 65,797, all of which was produced from the Vasquez project.

In the third quarter of 2006 we sold 69,951 pounds compared to sales of 74,340 pounds in the same period of 2005.  In the third quarter of 2006 we had revenues of $2.766 million ($39.54 per pound) compared to $1.263 million ($17.00 per pound) in the same period of 2005.

Operating Expenses. Operating expenses and related royalties and commissions for Vasquez and Kingsville Dome production sold in the third quarter of 2006 totaled $1.8 million and we incurred $21,000 of stand-by costs at the Rosita project that was charged to operations.  Operating expenses and related royalties and commissions for Vasquez production sold in the third quarter of 2005 totaled $1.3 million; and we incurred $16,000 of stand-by costs at the Rosita project that was charged to operations.

Depreciation and Depletion.   In the third quarter of 2006 we incurred $2.4 million of depreciation and depletion cost from sales of our Vasquez and Kingsville Dome production compared to $539,000 in the same period of 2005 for Vasquez production.  This increase in the current period resulted from an increase in production from higher cost capital wellfields compared to the previous year and a change in the estimated recovery factor for our Vasquez project. We revised our estimated recoveries from 70% of in-place reserves to 50% based primarily on the historical production we have experienced at this project. This change in estimate resulted in an increase to depreciation and depletion of $970,000 in the third quarter of 2006. In the first nine months of 2005, we incurred $5,000 of stand-by costs at the Rosita project that was charged to depreciation and depletion.

Cost of Goods Sold.  Our average cost of pounds sold was $56.92 in the third quarter of 2006 compared to $23.57 in the same period in 2005.  The cost of pounds sold includes operating expenses and depreciation and depletion.  The cost for the third quarter of 2006 also includes $296,000 from a lower of cost or market adjustment for 30,371 pounds in inventory at September 30, 2006.  The lower of cost or market adjustment resulted in an increase of cost of goods sold for the quarter of $4.23 per pound. The cost of goods sold for the third quarter 2006 excludes $247,000 ($8.91 per pound) from a lower of cost or market adjustment made at June 30, 2006 for 27,700 pounds of inventory at that date that was sold in the third quarter of 2006. The quarter ended September 30, 2005 includes a lower of cost or market inventory adjustment of $376,000 which resulted in an increase to cost of goods sold of $5.06 per pound for the quarter.

Accretion and Amortization of Future Restoration Costs.  Accretion and amortization of future restoration costs in the third quarters of 2006 and 2005 totaled $86,000 and $97,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $1,567,000 in the third quarter of 2006 and $713,000 for the same period in 2005.  The increase in these charges in 2006 resulted primarily from non-cash stock compensation expense, legal and other costs involved in the restructuring of our uranium sales contracts, legal and other costs related to the negotiation of the New Mexico joint venture agreement, insurance and personnel costs.

Net Earnings and Losses. For the quarter ended September 30, 2006 and 2005, we had net losses of $6.0 million and $2.0 million respectively.  The net losses in 2006 and 2005 resulted primarily from low production volumes during the quarter coupled with high production costs.  The loss in 2006 includes a non-cash charge for an impairment provision related to the Vasquez project assets of $3.3 million. The loss in 2005 also included a non-cash loss on derivatives of $648,000.

Liquidity — Cash Sources and Uses for 2006

In April 2006 we raised $50 million by a sale of 10,200,307 shares of Common Stock at $4.90 per share in a private placement to selected accredited investors. In addition to the foregoing proceeds, the Company had $5.9 million in cash on hand at December 31, 2005.

From April to September 2006, our net cash outflows has averaged $1.5 to $1.6 million per month. Our cash balance at September 30, 2006 was $26.5 million and we anticipate that based upon our current plan of operations that our operating and capital requirements for the remainder of 2006 and 2007 will be met through existing cash and cash generated from operations.

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

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $1.5 million and $944,000 were issued at September 30, 2006 and December 31, 2005, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at September 30, 2006 and December 31, 2005. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2,491,000 at September 30, 2006 and December 31, 2005, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

For the fiscal quarter ended September 30, 2006, there have been no changes that materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

No change from the prior quarterly filing on our Form 10-Q.

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

URANIUM RESOURCES, INC.

Dated: November 14, 2006	By:	/s/ Paul K. Willmott
Paul K. Willmott
Director and
Chief Executive Officer

Dated: November 14, 2006	By:	/s/ Thomas H. Ehrlich
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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

Exhibit Number	Description
10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.16.1*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10KSB dated March 31, 2006, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).

10.17.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company’s Annual Report on Form 10KSB dated March 31, 2006, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

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