Form 10-K
period 2006-12-31
URANIUM RESOURCES INC /DE/
filed 2007-03-30
CIK 839470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 or
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

(972) 219-3330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2006, was approximately $200,393,826.

Number of shares of Common Stock, $0.001 par value, outstanding as of March 9, 2007: 51,797,339 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K report are incorporated by reference to the Registrant’s Definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

i

ii

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

The “Company” or “Registrant” is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-K contains “forward-looking statements.”  These statements include, without limitation, statements relating to management’s expectations regarding the Company’s ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company’s management for future operations and activities and other such matters. The words “believes,” “plans,” “intends,” “strategy,” “projects,” “targets,” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Risk Factors” beginning on page 11.

Certain terms used in this Form 10-K are defined in the “Glossary of Certain Terms” appearing at the end of Part I hereto.

Item 1.                        Business.

The Company and Current Plan of Operation

Our History

We were organized in 1977 to mine uranium in the United States by using an in situ recovery (ISR) mining method, a process by which groundwater is fortified with an oxidizing agent and pumped into the ore body causing the uranium contained to dissolve. The resulting solution is then pumped to the surface where it is further processed into uranium concentrates that are shipped to a conversion facility for sale to our customers. This ISR process is generally more cost effective and environmentally benign than conventional mining techniques.

From 1988 through 1999 we produced approximately 6.1 million pounds of uranium from two South Texas properties; 3.5 million pounds from Kingsville Dome and 2.6 million pounds from Rosita. In 1999, we shut-down all production because of depressed uranium prices. From the first quarter of 2000 until December 2004, we had no source of revenue, and therefore, had to rely on equity infusions to remain in business and maintain the critical employees and assets of the Company.

When prices began to improve in mid-2003, we took the first steps to bring our Vasquez property into production. Vasquez was our only fully licensed and permitted property at the time. We signed two long-term contracts, calling for deliveries of 600,000 pounds of uranium each year from 2005 through 2008. The planned source of production for those contracts was the Vasquez property, which we had expected to produce at an annual volume and at a production cost that would meet the contracted delivery requirements. The property was brought online in the fourth quarter of 2004.

During 2005, the Vasquez property produced fewer pounds than expected due to chemical and permeability obstacles in the ore body. In addition, our cost of production exceeded the sales price under the contracts, and we lost money on each pound sold. These contracts were renegotiated in March 2006 (see “Business—Long-Term Delivery Contracts”).

In 2006, we brought Kingsville Dome back into production and are in the process of restarting Rosita in 2007.

In addition to our South Texas properties, we own 183,000 acres of mineral holdings in New Mexico that were acquired during the 1980s and 90s. We also acquired a vast database of exploration logs and drill results for these properties that were developed by Homestake Mining, Mobil Oil, Kerr-McGee, Phillips Petroleum, United Nuclear, and Westinghouse Electric Corporation.

2006 Events

In March 2006, we renegotiated our supply contracts with Itochu and UG. We committed to each of them one-half of whatever our production is in Texas at a price that is based on the market price at the time of delivery less a discount. See “Business—Long-Term Delivery Contracts” for a discussion of the terms of the revised contracts, including certain conditions thereto.

In April 2006, we raised $50 million in equity by a sale of 10,200,307 shares of Common Stock at $4.90 per share in a private placement to selected accredited investors. The Company used the proceeds of the offering to pay UG the $12 million discussed under “Business—Long-Term Delivery Contracts” and the remainder for capital costs for upgrades to the Rosita plant, permitting and development drilling for Rosita, delineation drilling for properties contiguous to the Rosita plant, land acquisition and exploration costs and working capital.

In July 2006, the Company stated our Texas production was being adversely affected by a shortage of drill rigs, logging trucks, permitting delays, and weather related problems. This shortage of drill rigs and logging trucks was the result of intense industry-wide competition for exploration and development tools. These problems continued through August and into September 2006. The loss of key personnel to competitors also hindered production development plans.

In November 2006, we launched a pre-feasibility study to evaluate the ability of the company to develop several of its properties in New Mexico by conventional mining and milling methods, including mine sites at Crownpoint, Nose Rock, and Roca Honda. These mine sites were designed by previous owners to produce nearly 4 million pounds of uranium per year. All three projects were deferred in the early 1980s after uranium prices fell from $43 per pound U3O8 to below $10 per pound by the end of that decade. On these sites are six completed mine shafts that are estimated to have a replacement cost of $25 to $50 million. With these shafts already in place, we believe the cost of development should be lower. In addition, once all required permits are received, production on the sites with mine shafts already in place should begin considerably sooner than on comparable undeveloped sites.

The pre-feasibility study will include the following:

•       An economic evaluation of the Nose Rock project that was developed by a division of Phillips Petroleum in the late 1970s. This project was designed to produce approximately 2.5 million pounds of uranium per year, but was shutdown in 1981 before mining began. There are two plugged shafts that were sunk to the ore zone.

•       An economic evaluation of the Roca Honda project that was developed by Kerr-McGee in the late 1970s. There is a partially completed shaft that was being developed to produce 1 million pounds per year. Production from this project was deferred in 1981 before mining began and the shaft was plugged at the surface.

•       An economic evaluation of the West Largo project that was drilled out by Kerr-Mcgee in the 1970s. The property appears to be amenable to both ISR and conventional mining methods.

•       A thorough evaluation of the Company’s extensive data base that includes over 16,000 logs, feasibility studies, mine development plans, and ore reserve analyses. This evaluation will focus on the Company’s 43,000 acres located in the prolific Ambrosia Lake District where there exists the greatest potential to discover new uranium resources.

•       A complete examination of the Company’s 183,000 acres of mineral holdings in New Mexico to determine which properties are more amenable to conventional development as opposed to in-situ recovery mining methods.

•       An analysis to determine the feasibility of building a conventional mill to process company mined ore, as well as the potential for toll milling.

2007 Production and Project Update

Total production from Kingsville Dome and Vasquez in January and February was 33,400 and 29,200 pounds U3O8, respectively. March production through the 15th of the month was 20,700 pounds U3O8. Production for the first quarter of 2007 is estimated to be in the range of 98,000 to 108,000 pounds U3O8. For the quarter, Kingsville production is estimated to be in the range of 60,000 to 65,000 pounds U3O8, while Vasquez is expected to produce between 38,000 and 43,000 pounds.

Production from Wellfield 13 at Kingsville Dome, which was brought online at the end of January, has been meeting company expectations and should produce between 44,000 to 49,000 pounds U3O8 for the quarter. Wellfield 14 is scheduled to come online in April, while Wellfield 15 should startup early in the third quarter. Vasquez is currently producing at a rate around 350 pounds per day.

Operational Plans

Our Vasquez operation continued to operate below expectations throughout 2006. At the beginning of the project in 2004, our mining plan indicated we could produce the Vasquez property at an annual rate of 700,000 pounds. The geological and chemical problems we experienced in 2005 caused us to revise that estimate downward in July 2006 to an annual capacity of 400,000 pounds. This estimate assumed steps we implemented would successfully resolve production problems that we had never experienced at our other mines. While partially successful, these steps have not lead to higher production levels. At the end of the third quarter 2006 and again in December 2006 we reduced our estimation of recoverable reserves at the Vasquez property to include only those pounds under developed and producing wellfields, from which we expect future production to be in the 90,000 to 100,000 pound range. This reduced our estimated recoverable reserves at Vasquez by 1.987 million pounds. We intend to continue mining existing wellfields at Vasquez as long as they generate positive results on an operating basis. We are not currently planning to add any new wellfields at Vasquez.

In October 2006, we began a $3.5 million program to drill 1,440 holes totaling over 575,000 feet by the end of the second quarter 2007. This program will allow us to develop the reserves needed for production at Kingsville Dome and Rosita over the next few years, and should result in lower production costs for our Texas operations.

As of the end of February 2007, we had 16 drill rigs under contract, up from 11 rigs in September 2006. In addition, the Company acquired two prompt fission neutron (PFN) logging tools in late 2006.

In New Mexico, we received a decision from the US Environmental Protection Agency (EPA) in February 2007 determining that section 8 of our Churchrock Project was deemed by EPA to be Indian country, and therefore, the underground injection permit should be issued by EPA and not by the New Mexico Environmental Department. We have appealed this decision to the United States Court of Appeals for the Tenth Circuit.

Total production for all of 2006 was 259,112 pounds and production costs per pound were $47.46.

As of December 31, 2006, we had 121 employees, including eight geologists, ten engineers and two certified public accountants. We have field offices at Kingsville Dome, Vasquez, Rosita and Crownpoint, New Mexico.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be accessed free of charge through the Company’s web site. The Company’s web site address is www.uraniumresources.com.

Future Strategy

Our strategy moving forward is to generate cash from our Texas operations while developing the future production potential of our New Mexico properties. We plan to utilize the most efficient and economic mining methods available including in situ recovery and conventional mining and milling. We are planning to proceed immediately with the development of all our projects, especially those in New Mexico that are not on Indian lands. We also intend to increase our reserve position through acquisitions or joint ventures in order to exploit the strong market for uranium.

The Company has recently adopted a strategic plan with the goal of URI becoming a 10 million pound producer of uranium by 2014 using both ISR and conventional mining and milling methods. As part of its strategy, we intend to build our uranium base to between 200 and 300 million pounds through exploration of our own properties and by acquisition.

In Texas, we intend to maximize production from existing properties at Kingsville Dome and Rosita. We plan to add additional properties to feed these operations, with the ultimate goal being to achieve 1 to 2 million pounds of production annually within the next several years. To accomplish this objective, the Company plans to complete its drill out program by the end of the second quarter of 2007, mine all identified uranium expeditiously and acquire or lease new properties as necessary.

In New Mexico, the Company is working to obtain the final permit for the joint venture Churchrock ISR project while also looking to develop its conventional assets beginning with Roca Honda. The ongoing evaluation of the Company’s extensive database should be completed by the end of June, while an internal pre-feasibility study on conventional mining and milling of Company properties should be finished by the end of March.

We believe 2006 was a pivotal year. We renegotiated our supply contracts on far more favorable terms, raised $50 million in equity which will allows us to move forward with our strategic plans for Texas and New Mexico, entered into the joint venture with Itochu and commenced a pre-feasibility study on conventional mining of our New Mexico uranium assets. The Company intends to execute on its strategic plan to make the Company a leading uranium producer.

Uranium Reserves/Mineralized Material

In accordance with the SEC’s Guideline of Non-Reserve Mineralized Material, and as shown in the following table, the Company estimates 91.7 million pounds of in-place mineralized uranium material on its New Mexico properties as of March 15, 2007. This estimate reflects the Company’s ongoing reevaluation of its New Mexico properties, including its decision to consider development of certain properties by conventional mining and milling methods in addition to ISR methods. The estimate for each New Mexico property is based on studies and geologic reports prepared by prior owners, along with studies and reports prepared by geologists engaged by the Company. The estimates presented below were reviewed and affirmed by Behre Dolbear & Company (USA), an independent private engineering firm.

New Mexico Properties	In-Place Mineralized Material As of March 15, 2007 (Amounts in millions of pounds U3O8)
Mancos	4.2
Churchrock	18.6
Nose Rock	21.7
West Largo	17.2
Roca Honda	14.7
Crownpoint	15.3
Total	91.7

The foregoing table does not include estimates for our Texas properties. In October 2006, we began a drilling program to evaluate and develop our properties at Kingsville Dome and Rosita. We expect to complete this evaluation by the end of the second quarter 2007. We will not report estimates for the Texas properties until the drilling program is complete and the results are analyzed.

Long-Term Delivery Contracts

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

The Itochu Contract.   Under the Itochu contract all production from the Vasquez property will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37 and a ceiling of $46.50. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $43. On non-Vasquez production the price paid will be increased by 30% of the difference between the actual spot price and the $43 ceiling up to and including $50 per pound. If the spot price is over $50 per pound the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to

3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.

On December 5, 2006, HRI-Churchrock, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with a wholly-owned subsidiary of Itochu to develop jointly the Company’s Churchrock property in New Mexico (the “Joint Venture”) (see “Business—Joint Venture for Churchrock Property”). A feasibility study was completed and delivered by the end of 2006. Under the terms of the Joint Venture, both parties had until the end of March 2007 to make a preliminary investment decision (“Preliminary Investment Decision”) whether to move forward with the Joint Venture. Itochu has requested an extension, and the parties have agreed to extend that date until May 1, 2007. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.

The UG Contract.   Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we paid UG $12 million in cash with funds raised in our equity offering completed in April 2006.

Joint Venture for Churchrock Property

On December 5, 2006, HRI-Churchrock, Inc., a wholly-owned subsidiary of the Company, entered into a Joint Venture with a wholly-owned subsidiary of Itochu to develop jointly our Churchrock property in New Mexico.

A feasibility study was completed and delivered at the end of 2006. Under the terms of the Joint Venture, both parties had until April 2, 2007 to make a Preliminary Investment Decision whether to move forward with the Joint Venture. The parties have agreed to extend that date until May 1, 2007. If a positive decision is made, Itochu will reimburse us for 50% of our permitting costs from November 1, 2005, through the completion of the feasibility study, up to a maximum contribution of $180,000. The parties will split costs incurred after completion of the feasibility study 50-50 until a final investment decision is made by the parties after receipt of necessary permits and resolution of the Indian country status of certain of the properties included in the venture, which is currently pending with the US Environmental Protection Agency (“Final Investment Decision”).

If a positive Final Investment Decision is made, we will convey to the Joint Venture certain permits and certain of our Churchrock properties in New Mexico, and Itochu will contribute $8 million in cash and cause a $24 million debt facility to be made available to us. Cash flow from the first $30 per pound of uranium sold by us will be split 50-50 and cash flow from uranium sales in excess of $30 per pound will be split 70% to us and 30% to Itochu. We will manage the Joint Venture and receive a management fee.

If Itochu makes a positive Preliminary Investment Decision or a Positive Final Investment Decision and we make a negative decision at either time, the Joint Venture will terminate and the terms of the parties’ original delivery contracts applicable to South Texas production will be reinstated prospectively. The average price of deliveries under the original contracts would have been about $15 per pound for 2006. If we make a negative Final Investment Decision and Itochu makes a positive Final Investment Decision, we will reimburse Itochu 30% of the permitting expenses paid by Itochu, and we will be prohibited from developing the Churchrock property for 18 months.

If both parties make a negative decision at either the Preliminary or Final Investment Decision time, or if we make a positive decision at either time and Itochu makes a negative decision, the Joint Venture will terminate and there will be no reinstatement of the original delivery contracts with Itochu for South Texas production. However, our sales price will be reduced by $2.10 per pound on some of our South Texas production from that date forward.

The Company and Itochu have each guaranteed the obligations of its subsidiary that is the member of the Joint Venture. Certain obligations are limited to the amount of distributions received from the venture.

Overview of the Uranium Industry

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association, there were 435 nuclear power plants operating in the world at the end of 2006 with an annual consumption of more than 170 million pounds of uranium. Based on reports by the Ux Consulting Company, LLC (“Ux”) worldwide production of uranium in 2005 (the most recent year for which statistics are available) was approximately 108 million pounds. Ux reported the gap between production and demand has been filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium (HEU) inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. These secondary supplies are currently meeting nearly a third of worldwide demand.

Spot market prices have risen over the past three years in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power, and by the fact that as secondary supplies are depleted, future production will have to rise closer to demand. Spot market prices, according to Ux, rose from $36.25/lb to $75/lb during 2006. The spot price as of the end of February 2007 was $85/lb.

The following graph shows average spot prices per pound from 1983 to March 5, 2007, as reported by Trade Tech and Ux.

All prices beginning in 1993 represent U3O8 deliveries available to U.S. utilities.

The In Situ Recovery Mining Process

The in situ recovery mining process is a form of solution mining. It differs dramatically from conventional mining techniques. The in situ recovery technique avoids the movement and milling of significant quantities of rock and ore as well as mill tailing waste associated with more traditional mining methods. It is generally more cost-effective and environmentally benign than conventional mining. Historically, the majority of United States uranium production resulted from either open pit surface mines or underground shaft operations.

The in situ recovery process was first tested for the production of uranium in the mid-1960s and was first applied to a commercial-scale project in 1975 in South Texas. It was well established in South Texas by the late 1970’s, where it was employed in about twenty commercial projects, including two operated by us.

In the in situ recovery process, groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface. The fluid-bearing uranium is then circulated to an ion exchange column on the surface where uranium is extracted from the fluid onto resin beads. The fluid is then reinjected into the ore body. When the ion exchange column’s resin beads are loaded with uranium, they are removed and flushed with a salt-water solution, which strips the uranium from the beads. This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium powder.

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

Texas has been granted primacy for its UIC programs, and the Texas Commission on Environmental Quality administers UIC permits. The Texas Commission on Environmental Quality also regulates air quality and surface deposition or discharge of treated wastewater associated with the in situ recovery mining process.

New Mexico has also been granted primacy for its program. The Navajo Nation has been determined eligible for treatment as a state, but it has not requested the grant of primacy from the USEPA. Until the Navajo Nation has been granted primacy, in situ recovery uranium mining activities within Navajo Nation jurisdiction will require UIC permit from the USEPA. Despite some procedural differences, the substantive requirements of the Texas, New Mexico and USEPA underground injection control programs are very similar.

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

The current environmental regulatory program for the in situ recovery industry is well established. Many in situ recovery mines have gone full cycle without any significant environmental impact. However, the public anti-nuclear lobby can make environmental permitting difficult and timing unpredictable.

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

The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has a combination of bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). The L/C’s relate primarily to our operations at our Vasquez project and amounted to $2,072,000 and $944,000, at December 31, 2006 and 2005, respectively. The L/C’s are collateralized in their entirety by certificates of deposit.

The performance bonds were $2,835,000 on December 31, 2006 and 2005, respectively, and related primarily to our operations at Kingsville Dome and Rosita. USF&G has required that the Company deposit funds collateralizing a portion of the bonds, and we have deposited approximately $360,000 and $344,000 at December 31, 2006 and 2005, respectively, as cash collateral for such bonds. We are obligated by agreement with the bonding company to increase the cash collateral to an amount equal to 50% of the amount of the bonds, plus an additional $0.50 for each pound of uranium produced until the account accumulates an additional $1.0 million.

We estimate that our actual reclamation liabilities for completed operations at Kingsville Dome and Rosita and current operations at Vasquez at December 31, 2006, are about $5.0 million of which the present value of $4.1 million is recorded as a liability as of December 31, 2006. Under an agreement reached on March 1, 2004 with the Texas regulatory agencies and our bonding company, we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding.

These financial surety obligations are reviewed and revised periodically by the Texas regulators.

In New Mexico, surety bonding will be required before commencement of mining and will be subject to annual review and revision by the United States Nuclear Regulatory Commission and the State of New Mexico or the USEPA.

Water Rights

Water is essential to the in situ recovery process. It is readily available in South Texas. In Texas, water is subject to capture, and we do not have to acquire water rights through a state administrative process. In New Mexico, water rights are administered through the New Mexico State Engineer and can be subject to Indian tribal jurisdictional claims. New water rights or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where our properties are located, must be obtained by permit from the State Engineer. Applications may be approved subject to conditions that govern exercise of the water rights.

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

In New Mexico, we hold approved water rights to provide sufficient water to conduct mining at the Churchrock project and Section 24 for the Crownpoint project for the projected life of these mines. We also hold two unprotested senior water rights applications that, when approved, would provide sufficient water for future extensions of the Crownpoint project.

Competition

We market uranium to utilities in direct competition with supplies available from various sources worldwide. The Company competes primarily based on price.

Item 1A.                Risk Factors.

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

The Navajo Nation ban on uranium mining in Indian country encompasses some of our properties in New Mexico and will adversely affect our ability to mine unless the ban is overturned.

In April 2005, the Navajo Nation Council passed the Diné Natural Resources Protection Act of 2005 prohibiting uranium mining and processing on any sites within Indian Country. Some of our New Mexico properties have been determined to be Indian country and the status of others as Indian country is in dispute. We believe that the ban is  beyond the jurisdiction of the Navajo Nation. However, the ban may prevent us from developing and operating the properties until the jurisdictional issues is resolved.

In February 2007 the USEPA determined that Section 8 of our Churchrock property was Indian country and that the USEPA and not the state of New Mexico has the authority to issue the UIC permits for Section 8 that are a precondition to mining. We are appealing that decision to the United States Court of Appeals for the Tenth Circuit.

Our inability to obtain financial surety would threaten our ability to continue in business.

Future bonding requirements will increase significantly when future development and production occurs at our sites in Texas and New Mexico. The amount of the bonding for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the bonds will require us to provide cash collateral equal to the face amount of the bond to secure the obligation.

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

The only market for uranium is nuclear power plants world wide, and there are only a few customers.

We are dependent on a small number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of newly-produced uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

The price of alternative energy sources affects the demand for and price of uranium.

The attractiveness of uranium as an alternative fuel to generate electricity is to some degree dependent on the prices of oil, gas, coal and hydro-electricity and the possibility of developing other low cost sources for energy.

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

Industry-wide competition for exploration and development tools could delay production.

Intense industry-wide competition for exploration and development tools can create the shortage of drill rigs, logging trucks and other equipment. Such shortages could delay our production.

Competition from numerous small companies affects our ability to acquire properties and personnel and retain existing personnel.

There are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate ISR facilities. In addition, we are aware several entities have expressed interest in hiring certain of our employees. To retain key employees, we may face increased compensation costs, including potential new option grants.

Over 56% of our shares of Common Stock is controlled by Principal Stockholders and Management.

Over 56% of our Common Stock is controlled by six stockholders of record. In addition, our directors and officers are the beneficial owners of about 6.8% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

The Company has 51,797,339 shares of Common Stock currently outstanding, all of which are transferable under a Registration Statement on Form S-1, S-8 prospectuses or otherwise. The availability for sale of such a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of the Company’s Common Stock of the sale by them of their shares.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

South Texas

Kingsville Dome

The Property.   The Kingsville Dome property consists of mineral leases from private landowners on about 2,354 gross and net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25%. The leases have expiration dates ranging from 2000 to 2007. We hold most of these leases by production; and with a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

Production History.   Initial production commenced in May 1988. From then until July 1999, we produced a total of 3.5 million pounds. Production was stopped in July 1999, because of depressed uranium prices. We spent about $10.4 million in capital expenditures at Kingsville Dome in 2006. We resumed production at Kingsville Dome in April 2006 and produced 94,100 pounds of uranium in 2006. We believe that there is a significant quantity of uranium remaining at Kingsville Dome.

Permitting Status.   A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, additional authorizations under the area permit are required. Approval of our Production Area Authorization #3 was received in February 2006 which allowed for the start-up of production at Kingsville Dome in April 2006. See “Legal Proceedings.”

Restoration and Reclamation.   During 2006, we conducted restoration activities as required by the permits and licenses on this project, spending approximately $321,000 on such activities. In 2005 and 2004, we spent about $358,000 and $256,000 in restoration costs.

Rosita

Based on the significant increase in the market price of uranium, we are reevaluating the potential for uranium production at the Rosita project and believe the project could resume operations by either producing uranium from Rosita or in conjunction with processing uranium mined from other South Texas projects. In order to restart the plant facility, we have spent about $2.8 million in 2006 for plant refurbishment and wellfield development. We will need to spend additional funds for development and plant refurbishment to bring this project back on-line and are evaluating the range of such cash requirements, depending on the projected scope of the operation. We are conducting restoration and reclamation, of which $676,000 was spent in 2006. In 2005 and 2004, we spent about $618,000 and $315,000 for restoration and reclamation activities.

Vasquez

The Property.   We have a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expires in February 2008. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

Production History.   We commenced production from this property in October 2004. We spent about $3.4 million in capital expenditures at Vasquez and produced 165,000 pounds of uranium in 2006. We spent about $3.9 million in capital expenditures at Vasquez in 2005. We produced 310,000 pounds of uranium in 2005 and sold 271,000 pounds. We spent about $2.7 million in capital expenditures at Vasquez in 2004. We produced 76,200 pounds of uranium in 2004 and sold 72,350 pounds.

Permitting Status.   All of the required permits for this property have been received.

New Mexico Properties

General.   We have various interests in properties located in New Mexico. We have patented and unpatented mining claims, mineral leases and some surface leases. We have spent $11.2 million to date on permitting for New Mexico. Additional expenditures will be required and could be material. We are unable to estimate the amount. We expect that whatever is spent will occur over multiple years. See “Legal Proceedings” for a discussion of the current status of our license for New Mexico.

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

Development Plan.   We anticipate that Churchrock will be the first of our New Mexico properties we will develop. We spent about $305,000 and $382,000 in 2006 and 2005, respectively, for permitting activities and land holding costs and about $124,000 in 2004 for permitting activities and land holding costs. In December 2006, we entered into a joint venture with Itochu to jointly develop this property (see “Business—Joint Venture for Churchrock Property”).

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

Development Plan.   We spent about $91,000 and $397,000 in 2006 and 2005, respectively, for permitting activities and land holding costs and about $61,000 in 2004 for permitting activities and land holding costs.

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

Nose Rock

The Nose Rock property consists of approximately 6,400 acres and is located about 12 miles northeast of Crownpoint, New Mexico. The property was developed by Philips Uranium Corporation in the early 1980’s and includes two 3,300 foot shafts that have been completed on the property.

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

The Roca Honda property lies about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. We hold three sections of land in fee and also own 36 unpatented mining claims encompassing approximately 640 acres that are adjacent to the fee land.

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

Item 3.                        Legal Proceedings.

New Mexico Radioactive Material License

In the State of New Mexico, uranium recovery by in situ recovery (“ISR”) technology requires a radioactive material license issued by the United States Nuclear Regulatory Commission (the “NRC” or the “Commission”). We applied for one license covering the properties located in both the Churchrock and Crownpoint districts collectively known as the Crownpoint Uranium Project. The Commission issued an operating license for the Crownpoint Uranium Project in January 1998 that allowed ISR uranium recovery operations to begin in the Churchrock district. In mid-1998, the Commission determined that certain Churchrock and Crownpoint residents who requested a hearing had standing to raise certain objections to the license. An Administrative Law Judge conducted a hearing during 1999. The Administrative Law Judge upheld the Churchrock Section 8 license and granted our request to defer any dispute on all but the Churchrock Section 8 property until we make a decision whether to mine these other properties.

The ruling was appealed to the Commission. On January 31, 2000, the Commission issued an order concurring with the technical, substantive and legal findings of the Administrative Law Judge, but the Commission also determined that we must proceed with the hearing process for the other New Mexico properties beyond Churchrock Section 8. Subsequently, the hearing process was held in abeyance until 2004 pursuant to NRC supervised settlement negotiations between the parties.

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

All contested issues regarding the Crownpoint Uranium Project have been decided by the Administrative Law Judge in our favor, with a few minor amendments, and affirmed on appeal by the full Commission. Intervenors have appealed the Commission’s final endorsement to the United States Court of Appeals for the Tenth Circuit. The Company will intervene and defend the license.

New Mexico UIC Permit

The State of New Mexico, the USEPA and the Navajo Nation are engaged in a jurisdictional dispute as to which entity has the authority to issue Underground Injection Control (“UIC”) program permits and, in the case of some of the Churchrock and Crownpoint properties, aquifer exemptions required to mine a portion of our Churchrock and Crownpoint properties. The dispute was taken to the United States Court of Appeals for the Tenth Circuit, which in January 2000 remanded to the USEPA the issue whether the Section 8 Churchrock property was Indian Country. In February 2007, the USEPA issued a decision that found that Section 8 was Indian country and that the USEPA was the proper authority to issue the UIC permit. We have appealed that decision to the United States Court of Appeals for the Tenth Circuit. The decision can be accessed at the USEPA Region 9 website at http://www.epa.gov/region09/water/groundwater/permit-determination.html.

Texas Department of Health Bonding Issues

On March 1, 2004, the Company entered into a Restoration Performance Agreement with the Texas Department of Health (“TDH”), later renamed the Texas Department of State Health Services, (“DSHS”), the Texas Commission on Environmental Quality and United States Fidelity and Guaranty Insurance Company under which the Company agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of the Company’s cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding. Kleberg County and an ad hoc citizen group brought suit challenging the Restoration Agreement. However, Kleberg County has settled with the Company and withdrew its support and funding of the suit.

Kleberg County, Texas, has advised the Company that it has retained counsel to investigate the possibility of seeking an injunction against new uranium mining at the Company’s Kingsville Dome operations. The dispute relates to differing interpretations of the Restoration Performance Agreement regarding the degree of restoration of previously mined wellfields. In trying the resolve these issues amicably, the Company elected to defer the startup of production at the new wellfield. When the negotiations failed, the Company notified the County of its intent to begin new production. The Company believes it is in full compliance. The Company has agreed to mediate this dispute the first week of April 2007. The Company does not anticipate this dispute will interfere with its mining at Kingsville Dome.

Kingsville Dome Production Area Authorization 3

After a hearing held in August 2005, the Texas Commission on Environmental Quality (“TCEQ”) voted unanimously February 22, 2006 to renew the Company’s disposal well permits, WDW-247 and WDW-248, and to issue Kingsville Dome Production Area Authorization 3 (“PAA 3”). Two petitions for judicial review were filed. The Texas Attorney General has answered in defense of the TCEQ Order. The TCEQ is in the process of preparing the administrative record for submission to the court. The TCEQ decision stands until and unless vacated by the court. The Company believes the TCEQ decision is well-founded and will intervene with the Attorney General to defend its interests.

Other

The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to cause material expenditures.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

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

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares have been quoted on the Over the Counter Bulletin Board since October 15, 2004 and we have been dually quoted on both the OTCBB and the Pink Sheets since that date. From January 1, 2003 until June 24, 2003, we were quoted on the OTCBB. From June 25, 2003, until October 15, 2004, we were quoted only on the Pink Sheets.

The following table sets forth the high and low bid prices for the Common Stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2006	$6.86	$2.51
September 30, 2006	5.30	1.83
June 30, 2006	7.60	4.60
March 31, 2006	7.68	3.12
December 31, 2005	3.28	2.20
September 30, 2005	3.40	1.68
June 30, 2005	2.84	1.60
March 31, 2005	3.88	2.60

As of December 31, 2006, we had 51,791,339 shares of Common Stock outstanding. On that date, there were 175 holders of record.

On March 29, 2006 the Board of Directors declared a 1 for 4 reverse stock split for stockholders of record on April 10, 2006. All of the common stock share information, share price information and share ownership information in this Annual Report on Form 10-K has been revised to give effect to the reverse stock split. The split was approved by the Company’s Stockholders at the 2005 Annual Meeting of Stockholders.

Dividends

We have never paid any cash or other dividends on our Common Stock, and we do not anticipate paying dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 regarding equity compensation to the Company’s employees, officers and directors under equity compensation plans.

Plan category	Number of shares issuable under outstanding options and rights	Weighted average exercise price	Number of shares available for future issuance
Equity compensation plans approved by security holders	4,524,246	$2.36	500
Equity compensation plans not approved by security holders	1,201,234	$1.34	700,000
Total	5,725,480	$2.14	700,500

Performance Graph

The following chart compares the yearly changes in total stockholder return on the Company’s common stock against four other measures of performance. The comparison is on a cumulative basis for the Company’s last five fiscal years. The four other performance measures are the Russell 2000 index, the NASDAQ stock market index, the Dow Jones Wilshire Microcap index and a peer group consisting of Cameco Corp. and US Energy Corp. In each case, we assumed an initial investment of $100 on December 31, 2001 and reinvestment of all dividends. Dates on the following chart represent the last trading day of the indicated fiscal year.

Recent Sales of Unregistered Securities.

In January and February 2004 we sold 875,000 and 812,500 shares of common stock at $0.40 per share (an aggregate of $675,000) in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to certain accredited investors.

In May 2005 we sold 833,333 shares of common stock at $1.80 per share (an aggregate of $1.5 million) in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to certain accredited investors of which George R. Ireland, a director of the Company, is an affiliate.

In August 2005 we sold 6 million shares of common stock at $2.00 per share (an aggregate of $12 million) in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to certain accredited investors. The Company paid a fee of $336,000 in cash and 112,000 shares of Common stock to a placement agent in connection with the offering. Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 400,000 shares in the offering.

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

Item 6.                        Selected Financial Data.

The following tables provide selected financial and operating data for each of the fiscal years in the five-year period ended December 31, 2006. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
			(Restated)	(Restated)
	(In thousands except per share and per pound amounts)
Uranium sales	$8,581	$4,865	$1,009	$—	$—
Cost of sales—operations	12,687	6,299	1,768	797	1,159
(Gain) loss on derivatives	(34,821)	30,975	13,112	2,734	—
Writedown of uranium properties and other uranium assets	3,495	0	46	341	515
Total cost of uranium sales	(18,639)	37,274	14,926	3,872	1,674
Gain (loss) from operations before corporate expenses	27,220	(32,409)	(13,917)	(3,872)	(1,674)
Corporate expenses	6,791	3,209	2,006	883	1,202
Gain (loss) from operations	20,429	(35,618)	(15,923)	(4,755)	(2,876)
Interest and other, net	1,081	531	58	244	18
Gain (loss) before accounting change	21,510	(35,087)	(15,865)	(4,511)	(2,858)
Cumulative effect of accounting change	—	—	—	1,447	—
Net earnings (loss)	$21,510	$(35,087)	$(15,865)	$(3,064)	$(2,858)
Gain (loss) per common share before cumulative effect of accounting change:
Basic	$0.44	$(0.96)	$(0.55)	$(0.17)	$(0.20)
Diluted	$0.42	$(0.96)	$(0.55)	$(0.17)	$(0.20)
Cumulative effect of accounting change per common share:
Basic	$—	$—	$—	$0.08	$—
Diluted	$—	$—	$—	$0.08	$—
Net earnings (loss) per common share:
Basic	$0.44	$(0.96)	$(0.55)	$(0.09)	$(0.20)
Diluted	$0.42	$(0.96)	$(0.55)	$(0.09)	$(0.20)
Weighted average common stock and equivalents outstanding:
Basic	48,338	36,644	28,725	18,194	14,421
Diluted	51,560	36,644	28,725	18,194	14,421
CONSOLIDATED OPERATING AND OTHER DATA
Cash used in operations	$(2,215)	$(1,722)	$(2,541)	$(1,952)	$(1,342)
Capital expenditures and investing activities	(31,906)	(6,364)	(4,777)	655	(534)
Financing activities	48,445	13,670	7,277	581	2,352
Net increase (decrease) in cash and equivalents	$14,324	$5,584	$(41)	$(716)	$476
Pounds of uranium produced	259	310	76	—	—
Pounds of uranium delivered	263	271	72	—	—
Average sales price per pound	$32.63	$17.95	$13.95	—	—
Average cost of produced pounds sold	$43.36	$20.32	$11.76	—	—
Royalties/commissions per pound sold	$2.92	$1.31	$0.94	—	—

CONSOLIDATED BALANCE SHEET DATA

	At December 31,
	2006	2005	2004	2003	2002
			(Restated)	(Restated)
	(In thousands)
Cash and cash equivalents	$20,177	$5,853	$269	$310	$1,025
Working capital	18,371	(16,370)	(5,650)	115	(166)
Net property, plant and equipment	18,196	8,689	4,308	684	716
Total assets	45,936	17,913	6,592	1,499	3,222
Unrealized loss on derivatives	—	46,821	15,846	2,734	—
Total debt	838	626	585	585	585
Total liabilities	9,167	53,903	21,884	8,299	7,539
Total shareholders’ equity (deficit)	$36,769	$(35,990)	$(15,293)	$(6,800)	$(4,317)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

This Item 7 contains “forward looking statements.” These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other matters. The words “believes,” “expects,” “projects,” “targets,” “estimates” or similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: “Risk Factors” beginning on page 11.

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

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2006, 2005 and 2004

Production and Sales.   In 2006, we sold a total of 263,000 pounds of uranium produced from our Kingsville Dome and Vasquez projects, resulting in revenues of $8.581 million. In 2005, we sold 271,000 pounds of Vasquez production, resulting in revenues of $4.865 million (including $253,000 from the renegotiation of the contract price of sales that were made in the fourth quarter of 2004). We sold 72,350 pounds in 2004 (having commenced production in October of that year) and had revenues of $1.009 million.

Cost of Goods Sold.   Our average cost of pounds sold was $43.36 for 2006 compared to $20.32 for 2005. The cost of pounds sold includes operating expenses and depreciation and depletion. These costs for 2006 include a cumulative $1.5 million related to lower of cost or market inventory adjustments made quarterly. The adjustments resulted from the book carrying value of our uranium inventory exceeding the expected market value of the inventory. These adjustments had the effect of reducing the carrying value of the uranium inventory and accelerating the timing of recording operating expenses and depreciation and depletion recorded in the statement of operations for each quarter. The cost of goods sold for 2006 exclude $761,000 ($17.77 per pound) from a lower of cost or market adjustment made in December 2005 for 42,900 pounds of Vasquez inventory at that date that were sold in the first quarter of 2006. In 2004, we sold 72,350 pounds of Vasquez production and incurred cost of sales of $852,000 or $11.77 per pound related such sales.

Operating Expenses.   During 2006, operating expenses and related royalties and commissions for Vasquez and Kingsville Dome production sold was $6.279 million. In 2006 we incurred $64,000 of stand-by costs at the Rosita project, such costs were charged to operations. During 2005, operating expenses and related royalties and commissions for Vasquez production sold was $3.702 million. We incurred $73,000 of stand-by costs at the Rosita project that were charged to operations. The operating expenses and related royalties and commissions for Vasquez production sold in 2004 totaled $683,000; and we incurred $579,000 of pre-production and stand-by costs at the Vasquez, Kingsville Dome and Rosita projects that were charged to operations in 2004.

Depreciation and Depletion.   During 2006, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $5.827 million. During 2005, we incurred depreciation and depletion expense attributable to our Vasquez production of $1.399 million. We incurred $16,000 of stand-by depreciation cost for the Kingsville Dome and Rosita projects that was charged to operations in December 2005. In 2004, we incurred depreciation related to Vasquez production and for stand-by activities of $236,000 and $27,000, respectively.

Impairment of Uranium Properties.   During 2006, we determined the carrying value of the Vasquez project assets exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Such determination resulted primarily our reducing the estimated recoverable reserves projected to be produced from Vasquez in the future and resulted in an impairment provision related to the Vasquez project assets of approximately $3.260 million in 2006.

Accretion and Amortization of Future Restoration Costs.   During 2006 and 2005, the accretion and amortization of future restoration costs was $517,000 and $348,000, respectively. In 2004 these expenses were $242,000.

General and Administrative Charges.   We incurred general and administrative charges and corporate depreciation of $6.8 million in 2006 compared to $3.2 in 2005 and $2.0 million in 2004.

Significant expenditures for general and administrative expenses for year ended December 31, 2006, 2005 and 2004 were:

	(Amounts in 000’s) Year Ended
	2006	2005	2004
Stock compensation expense	$2,422	$582	$—
Salaries and payroll burden	1,570	1,110	943
Legal, accounting, public company expenses	1,279	801	530
Insurance and bank fees	406	359	241
Consulting and professional services	563	183	82
Office expenses	292	136	90
Travel expenses	162	80	55
Other, project allocations	61	(60)	58
Total	$6,755	$3,191	$1,999

The non-cash compensation expense recorded for the year ended December 31, 2006 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company’s stock option grants. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock. The non-cash stock compensation expense recorded in 2005 resulted from the grant of stock options that were subject to approval of an amendment to the Company’s stock option plan which was received in June 2005.

Salary and payroll costs increases for the year presented resulted primarily from the additions to the engineering, professional and executive levels in South Texas and New Mexico made in late 2005 and 2006, compensation increases for the Company’s key personnel in 2006 and a discretionary match made to the Company’s 401(k) profit sharing plan for the plan year ended July 2006. Salary and payroll costs increased in 2005 compared to 2004 from additions to the engineering, professional and executive levels in South Texas and New Mexico made in late 2004 and 2005.

The Company’s legal, accounting and public company expenses increased for the year from the increase in transactions and activities occurring in 2006. Such transactions and activities included the renegotiation of the Company’s long-term sales contracts, the negotiation of a joint venture in New Mexico with Itochu Corporation, increased costs to conduct the annual shareholder meeting, an increase in the number of Board of Directors meetings and preparation of the Company’s NASDAQ application listing. Legal, accounting and public company expenses increased in 2005 from 2004 because of legal and accounting costs related to our SEC filings, our resale registration statements, negotiation of our New Mexico joint venture and increased Board meeting activity during the year.

Our insurance costs increased in the year from higher directors and officer’s insurance premiums and increased vehicle coverage premiums resulting from additional vehicles in 2006. Bank fees increased as a result of additions to our financial surety requirements for our South Texas uranium projects. Insurance costs increased in 2005 compared to 2004 from higher general liability, property, directors and officers and auto insurance premiums when compared to 2004.

The costs for consulting and professional services increased in year as a result of an increase in project related activities in 2006. Such activities include the Company’s compliance work related to it’s Sarbanes-Oxley requirements in 2006, the increase in activities in New Mexico related to the preparation of these projects towards their final licensing and permitting phase, increases in environmental, health and safety training and consulting work, computer networking and web site design work and activities performed in the formulation of a corporate strategic plan. Increased consulting and professional services in 2005 from 2004 related to expansion of our New Mexico and South Texas community awareness activities, uranium industry consulting fees and costs related to the update of our uranium reserve report.

Increased office costs incurred in the year resulted primarily from the opening of a corporate office location in Corpus Christi, Texas in June 2006 and increases in the South Texas Kingsville operations office resulting from the personnel added in 2006. Office related cost increases in 2005 compared to 2004 were for additional telephone, office equipment and miscellaneous office expenses from the increase in South Texas staffing.

Net Income (Loss).   For the twelve months ended December 31, 2006 we had net earnings of $21.5 million compared to a net loss of $35.1 million in 2005 and a net loss of $15.9 million in 2004. On a diluted per share basis, earnings were $0.42 in 2006 compared to a loss of $(0.96) and $(0.55) for 2005 and 2004, respectively. Included in 2006 results was a non-cash gain on derivatives of $34.8 million somewhat offset by a non-cash impairment provision for the Vasquez project of $3.3 million. The loss in 2005 and 2004 included a non-cash loss on derivatives of $31.0 million and $13.1 million, respectively.

Cash Flow.   As of December 31, 2006 we have a cash balance of approximately $20.2 million compared to $5.9 million and $269,000 at December 31, 2005 and 2004, respectively.

In 2006, we had a negative cash flow from operations of $2.2 million, resulting primarily from our low production volumes coupled with high production costs incurred during the year. We also used $31.9 million in investing activities, the largest component of which was the payment of $12.0 million to one of our customers in connection with the restructuring of our uranium sales contract. Other significant investing activities were for production start-up capital at Kingsville Dome of $10.4 million, additional wellfield development at Vasquez of $3.4 million, Rosita project expenditures of $2.8 million, other Texas property and other assets of $1.7 million and other property additions in New Mexico of $396,000.

In 2006, we raised net proceeds of approximately $48.2 million through the sale of 10,200,307 shares at $4.90 per share in April 2006 and $458,000 from the issuance of 229,000 shares from the exercise of employee stock options.

Since the receipt of the proceeds raised in April 2006, the Company has received the following funds and has made the following expenditures (amounts in millions):

Receipts
Net proceeds from April 2006 equity offering	$48.2
Proceeds from stock option exercise	0.5
Proceeds from uranium sales	7.0
Interest/other income/feasibility study funding	1.0
Total receipts	$56.7

Expenditures
Buyout of long-term uranium sales contract	$12.0
Working capital	4.3
Kingsville Dome capital expenditures	7.0
Kingsville Dome operations/restoration expenditures	2.4
Vasquez capital expenditures	2.6
Vasquez operations expenditures	2.2
Rosita project capital expenditures	2.4
Rosita project operations/restoration expenditures	0.6
Other South Texas capital expenditures	1.8
New Mexico land and permitting expenditures	0.3
Financial surety funding	1.0
Total Expenditures	$36.6

In 2005 we had a negative cash flow from operations of $1.7 and raised $13.7 million from financing activities. In 2005 we spent $3.9 million at Vasquez for property, plant and equipment, $889,000 at Kingsville Dome and $1.5 for other property additions in Texas and New Mexico. Our net cash flow from operations in 2004 was a negative $2.5 and we raised $7.3 million from financing activities. In 2004 we spent $2.7 million at Vasquez for property, plant and equipment, $905,000 at Kingsville Dome and $316,000 for other property additions in Texas and New Mexico.

Liquidity—Cash Sources and Uses for 2007

In April 2006 we raised net proceeds of approximately $48.2 million by a sale of 10,200,307 shares of Common Stock at $4.90 per share in a private placement to selected accredited investors. In addition to the foregoing proceeds, the Company had $5.9 million in cash on hand at December 31, 2005.

From April to December 2006, our net cash outflows have averaged $1.7 to $1.8 million per month. Our cash balance at December 31, 2006 was $20.2 million and based upon our current plan of operations we anticipate that our operating and capital requirements for 2007 will be met through existing cash and cash generated from operations.

Derivative Financial Instruments

The Company determined that its original long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at fair value at December 31, 2005 and 2004. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts. See Footnote 5 for discussion of renegotiated sales contracts.

The Company amended these contracts in March 2006. The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production. The Company has determined that the terms of the amended contracts substantially eliminate their qualification as derivatives.

We recorded a gain on derivatives in 2006 of $34.8 million compared to losses of $30.9 million and $13.1 million in 2005 and 2004, respectively. The gain in 2006 resulted from changes in the contract terms of long-term uranium sales contracts that were finalized in March 2006. In March 2006 we entered into a new contract with Itochu and a new contract with UG that supersede the prior contracts. Each of the new contracts calls for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are summarized in “Business—Long Term Delivery Contracts”.

Contingent Liabilities—Off Balance Sheet Arrangements

In April 2006, the Company completed the sale of 10,200,307 shares of its Common Stock at $4.90 per share to accredited investors resulting in gross proceeds of approximately $50 million before expenses of the offering. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares. Such shares are subject to certain resale registration rights that include penalties in the event the registration statement fails to remain effective.

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $2.0 million and $1.1 million were issued at December 31, 2006 and December 31, 2005, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2.8 million were issued for the benefit of the Company at December 31, 2006 and December 31, 2005. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at December 31, 2006 and December 31, 2005, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements on page F-8 of this prospectus. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R) “Share-Based Payments.” SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for the Company in the first interim period after December 15, 2005. SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for a grant of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. Compensation expense will be recognized for all newly granted options after January 1, 2006. The implementation of SFAS No. 123R resulted in a non-cash charge against earnings in 2006 of $2.422 million.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Uranium Price Volatility

The Company is subject to market risk related to the market price of uranium. The Company’s cash flow has historically been dependent on the price of uranium, which is determined primarily by global supply and demand, relative to the Company’s costs of production. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond the Company’s control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies.

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $91.00 per pound as of March 19, 2007.

Derivative Financial Instruments

The Company determined that its original long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at fair value at December 31, 2005 and 2004. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts. See Footnote 5 for discussion of renegotiated sales contracts.

The Company amended these contracts in March 2006. The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production. The Company has determined that the terms of the amended contracts substantially eliminate their qualification as derivatives.

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

Item 8.                        Financial Statements and Supplementary Data.

Financial Statements

The financial statement information called for by this item appears on pages F-1 through F-27.

Supplementary Financial Data Table

SUPPLEMENTARY FINANCIAL DATA
(UNAUDITED)

	For the Quarter Ended(1)
	12/31/2006	9/30/2006	6/30/2006	3/31/2006	12/31/2005	9/30/2005	6/30/2005	3/31/2005 (Restated)
	(Amounts in Thousands)
Uranium sales	$2,903	$2,765	$1,844	$1,069	$836	$1,263	$1,060	$1,706
Earnings (loss) from operations	(2,999)	(6,371)	(2,148)	31,947	(21,114)	(2,051)	(10,077)	(2,376)
Net earnings (loss)	(2,543)	(5,989)	(2,116)	32,158	(20,629)	(2,018)	(10,082)	(2,358)
Net earnings (loss) per common share:(2)
Basic	$(0.05)	$(0.12)	$(0.04)	$0.79	$(0.50)	$(0.05)	$(0.30)	$(0.07)
Diluted	$(0.05)	$(0.12)	$(0.04)	$0.73	$(0.50)	$(0.05)	$(0.30)	$(0.07)

(1)          Unaudited quarterly results.

(2)          Net earnings (loss) per common share information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures as of December 31, 2006 were not effective.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities and Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of the annual report on Form 10-K for the year ended December 31, 2006. As a result of these assessments, a material weakness was identified. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following material weakness is the basis for our conclusion at December 31, 2006:

Our financial and accounting organization lacked an adequate amount of resources throughout the year to support our financial reporting requirements. As a result, certain review procedures were not consistently performed on a timely basis to ensure that financial reporting and fraud risk controls are operating in the manner they are designed.

Hein & Associates LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, dated March 27, 2007, which expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is included below.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is currently evaluating the implementation of procedures that may be necessary to fully remediate the material weakness described above. Management is in the process of making the following changes to its system of internal controls:

•       Hiring additional experienced accounting staff to allow for improved segregation of duties and a more thorough review, by senior financial personnel, of the financial statements and underlying supporting documentation.

•       Formally documenting our purchasing and procurement policies and implementing review procedures at each uranium project location and in the financial reporting area for compliance with such policies.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Uranium Resources, Inc.
Lewisville, TX  75067

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Uranium Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Uranium Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

Due to a lack of an adequate amount of accounting resources, review procedures are not consistently performed on a timely basis to ensure that financial reporting and fraud risk controls are operating in the manner designed.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 27, 2007 on those financial statements.

In our opinion, management’s assessment that Uranium Resources, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Uranium Resources, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Uranium Resources, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Uranium Resources, Inc. and our report dated March 27, 2007 expressed an unqualified opinion thereon.

HEIN & ASSOCIATES LLP
Dallas, Texas
March 27, 2007

Item 9B.               Other Information.

None.

PART III

Pursuant to Instruction G(3) to Form 10-K, Items 10, 11, 12, 13 and 14 are omitted because we intend to file a definitive proxy statement pursuant to Regulation 14A under the Securities Act of 1934 not later than 120 days after the close of our fiscal year. The information required by such items will be included in the definitive proxy statement filed for our 2007 Annual Meeting of Stockholders and is hereby incorporated by reference.

Item 10.                 Directors, Executive Officers and Corporate Governance.

Item 11.                 Executive Compensation.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

Item 14.                 Principal Accountant Fees and Services.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

See Index to Exhibits on page E-1 for a listing of the exhibits filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007
URANIUM RESOURCES, INC.
	By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ PAUL K. WILLMOTT	March 30, 2007
Paul K. Willmott,
Director, Chairman and Chief Executive Officer
/s/ DAVID N. CLARK	March 30, 2007
David N. Clark
Director, President and Chief Operating Officer
/s/ THOMAS H. EHRLICH	March 30, 2007
Thomas H. Ehrlich,
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ LELAND O. ERDAHL	March 30, 2007
Leland O. Erdahl, Director
/s/ GEORGE R. IRELAND	March 30, 2007
George R. Ireland, Director
/s/ TERENCE J. CRYAN	March 30, 2007
Terence J. Cryan, Director

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements For The Years Ended December 31, 2006, 2005 and 2004

The following consolidated financial statements are presented reflecting the effects of the 1 for 4 reverse split effective April 10, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Uranium Resources, Inc.
Lewisville, TX  75067

We have audited the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, common shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States ). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2006, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company restated the financial statements for the year ended December 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Uranium Resources, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Uranium Resources, Inc.’s internal control over financial reporting and an opinion that the Company had not maintained effective internal control over financial reporting as of December  31, 2006.

Hein & Associates, LLP
Dallas, TX
March 27, 2007

URANIUM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$20,176,771	$5,852,716
Receivables, net	713,529	32,940
Uranium and materials/supplies inventory	1,603,585	707,949
Prepaid and other current assets	410,000	269,835
Total current assets	22,903,885	6,863,440
Property, plant and equipment, at cost:
Uranium properties	67,153,797	51,662,223
Other property, plant and equipment	465,613	302,164
Less—accumulated depreciation, depletion and impairment	(49,423,848)	(43,275,660)
Net property, plant and equipment	18,195,562	8,688,727
Other assets	2,369,434	1,072,026
Long-term investment:
Certificate of deposit, restricted	2,467,491	1,288,411
	$45,936,372	$17,912,604

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	December 31,
	2006	2005
Current liabilities:
Accounts payable	$1,994,184	$1,139,005
Current portion of restoration reserve	1,520,192	1,061,491
Accrued interest and other accrued liabilities	816,877	432,683
Unrealized loss on derivatives, current portion	—	20,424,291
Current portion of long-term debt	201,804	175,833
Total current liabilities	4,533,057	23,233,303
Other long-term liabilities and deferred credits	3,998,229	3,823,015
Unrealized loss on derivatives, net of current portion	—	26,396,656
Long-term debt, less current portion	635,691	450,000
Commitments and contingencies (Notes 1, 2, 3, 4, 5, and 11)
Shareholders’ equity (deficit):
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2006—51,791,339; 2005—40,952,127	51,829	40,990
Paid-in capital	126,252,871	75,013,668
Accumulated deficit	(89,525,887)	(111,035,610)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ deficit	36,769,395	(35,990,370)
	$45,936,372	$17,912,604

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
			(Restated)
Revenues:
Uranium sales—	$8,580,799	$4,865,156	$1,009,283
Total revenue	8,580,799	4,865,156	1,009,283
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	767,788	355,011	67,956
Operating expenses	5,574,926	3,935,225	1,194,938
Accretion/amortization of restoration reserve	516,956	348,415	241,810
Depreciation and depletion	5,827,464	1,660,219	263,380
(Gain) loss on derivatives	(34,820,947)	30,974,837	13,111,772
Writedown of uranium properties and other uranium assets	3,494,847	—-	46,188
Total (gain on) cost of uranium sales	(18,638,966)	37,273,707	14,926,044
Earnings (loss) from operations before corporate expenses	27,219,765	(32,408,551)	(13,916,761)
Corporate expenses—
General and administrative	6,755,532	3,191,312	1,999,394
Depreciation	35,542	18,027	7,033
Total corporate expenses	6,791,074	3,209,339	2,006,427
Earnings (loss) from operations	20,428,691	(35,617,890)	(15,923,188)
Other income (expense):
Interest expense	(16,204)	(93,418)	(8,122)
Interest and other income, net	1,097,236	624,630	66,554
Net earnings (loss)	$21,509,723	$(35,086,678)	$(15,864,756)
Net earnings (loss) per common share:
Basic	$0.44	$(0.96)	$(0.55)
Diluted	$0.42	$(0.96)	$(0.55)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock
Balances, December 31, 2003 (Restated)	20,492,047	$20,494	$53,272,970	$(60,084,176)	$(9,418)
Net loss	—	—	—	(15,864,756)	—
Common stock issuance	13,015,643	13,052	7,263,838	—	—
	119,125	119	95,181	—	—
Balances, December 31, 2004 (Restated)	33,626,815	$33,665	$60,631,989	(75,948,932)	$(9,418)
Net loss	—	—	—	(35,086,678)	—
Common stock issuance	6,833,333	6,833	13,063,281	—	—
Common stock issued for services	112,000	112	(112)	—	—
Common stock issued for debt conversion	314,166	314	628,019	—	—
Stock compensation expense	—	—	581,960	—	—
Beneficial conversion on debt modification	—	—	55,947	—	—
Common stock issued for deferred compensation	65,813	66	52,584	—	—
Balances, December 31, 2005	40,952,127	$40,990	$75,013,668	$(111,035,610)	$(9,418)
Net income	—	—	—	21,509,723	—
Common stock issuance	10,200,307	10,200	49,675,960	—	—
Common stock issued for services	306,009	306	(1,499,751)	—	—
Common stock issued for debt conversion	103,896	104	182,752	—	—
Stock compensation expense	—	—	2,422,281	—	—
Common stock issued for stock option exercise	229,000	229	457,961	—	—
Balances, December 31, 2006	51,791,339	$51,829	$126,252,871	$(89,525,887)	$(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows from operations:
Net income (loss)	$21,509,723	$(35,086,678)	$(15,864,756)
Reconciliation of net loss to cash used in operations—
(Gain) loss on derivatives	(34,820,947)	30,974,837	13,111,772
Accretion/amortization of restoration reserve	516,956	348,415	241,810
Depreciation and depletion	5,863,006	1,678,246	270,413
Writedown of uranium properties and other assets	3,260,201	—	46,188
Decrease in restoration and reclamation accrual	(886,987)	(974,161)	(571,705)
Stock compensation expense	2,422,281	581,960	—
Deferred compensation	—	—	181,888
Other non-cash items, net	448,042	433,636	226,253
Effect of changes in operating working capital items—
(Increase) decrease in receivables	(680,589)	336,554	(344,244)
Increase in inventories	(705,132)	(446,769)	(19,644)
Increase in prepaid and other current assets	(380,904)	(507,563)	(272,765)
Increase in payables and accrued liabilities	1,239,373	939,659	453,666
Net cash used in operations	(2,214,977)	(1,721,864)	(2,541,124)
Investing activities:
Increase in certificate of deposit, restricted	(1,179,080)	(56,344)	(830,947)
Derivative settlement	(12,000,000)	—	—
Additions to property, plant and equipment—
Kingsville Dome	(10,414,835)	(889,479)	(905,001)
Rosita	(2,767,801)	(279,975)	(43,448)
Vasquez	(3,405,581)	(3,915,760)	(2,724,312)
Rosita South	(502,646)	—	—
Churchrock	(304,632)	(382,147)	(124,037)
Crownpoint	(91,392)	(396,523)	(61,157)
Other property	(819,901)	(444,172)	(87,573)
Other assets/notes receivable	(420,034)	—	—
Net cash used in investing activities	(31,905,902)	(6,364,400)	(4,776,475)
Financing activities:
Proceeds from (payments of) borrowings	(199,971)	600,000	—
Issuance of common stock, net	48,644,905	13,070,114	7,276,840
Net cash provided by financing activities	48,444,934	13,670,114	7,276,840
Net increase (decrease) in cash and cash equivalents	14,324,055	5,583,850	(40,759)
Cash and cash equivalents, beginning of year	5,852,716	268,866	309,625
Cash and cash equivalents, end of year	$20,176,771	$5,852,716	$268,866

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

1.   DESCRIPTION OF THE COMPANY

Uranium Resources, Inc. (“URI”) was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ recovery (“ISR”) or solution mining process. Historically, the primary customers of the Company have been major utilities who utilize nuclear power to generate electricity. At present the Company owns producing and undeveloped uranium properties in South Texas and undeveloped uranium properties in New Mexico.

The Company resumed uranium production in the fourth quarter of 2004 at its Vasquez project in South Texas and began wellfield development in the fourth quarter of 2005 at its Kingsville Dome project, in South Texas, in anticipation of production from this project, which began in April 2006. Prior to resuming Vasquez production, the Company had been in production stand-by since the first quarter of 1999 at its Kingsville Dome and Rosita projects. Groundwater restoration activities have been conducted and are currently ongoing at both the Kingsville Dome and Rosita projects.

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

Inventories

Uranium and materials and supplies inventory for each of the Company’s projects are valued at the lower of average cost or market. Uranium inventories at December 31, 2006 and 2005 reflect a lower of cost or market adjustment of $397,000 and $761,000, respectively.

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

Capitalization of Interest

The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the twelve months ended December 31, 2006, 2005 and 2004. Total interest costs in these periods were $16,000, $93,000 and $8,000, respectively.

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

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Future reclamation and remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company’s engineering studies calculating the cost of future of surface and groundwater activities.

During the years ended December 31, 2006, 2005 and 2004 the Company increased its cash flow estimate for restoration and reclamation costs by $543,707, $620,774 and $0.00, respectively.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $2,072,000, $944,000 and $897,000 at December 31, 2006, 2005 and 2004, respectively such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at December 31, 2006, 2005 and 2004. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at December 31, 2006, 2005 and 2004, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditures in excess of the collateral.

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

Earnings Per Share

Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share—diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for 2005 and 2004 there were no dilutive securities included in each of these years.

The weighted average number of shares used to calculate basic and diluted earnings (loss) per share was 48,338,172 and 51,559,867 respectively in 2006 and 36,644,468 and 28,725,320 in 2005 and 2004, respectively. The difference in the number of weighted average shares used to calculate basic and diluted earnings per share in 2006 resulted from potential common stock issuances of shares related to the Company’s stock option and deferred compensation plans. The potential Common Stock that was excluded from the calculation of diluted earnings per share was 4,402,984 and 2,439,690 in 2005 and 2004, respectively.

Consolidated Statements of Cash Flows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Additional disclosures of cash flow information follow:

	Year Ended December 31,
	2006	2005	2004
Cash paid during the period for:
Interest	$13,603	$0	$0
The following non-cash transactions occurred in 2006, 2005 and 2004 and such transactions are summarized as follows:
The Company issued 65,812 and 119,125 shares of Common Stock in 2005 and 2004 in satisfaction of the conversion of deferred compensation	$0	$52,649	$95,300

In connection with a private placement in April 2006, the Company paid a fee of $1,449,445 in cash and 306,009 shares of Common Stock to a placement agent.

In March 2006, the Company issued 103,896 shares of Common Stock in connection with the conversion of the Convertible Notes described in Footnote 6.

During 2006, 2005 and 2004, the Company entered into capital leases to acquire certain property plant and equipment totaling $225,000, $266,000 and $165,000. The balance of the capital leases at December 31, 2006 was $387,000.

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

Cash Balances in Excess of Federally Insured Limits

The Company’s cash balance at December 31, 2006 was $20.2 million and it maintains its cash accounts primarily with Bank of America, N.A. The total cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. The Company has cash balances with Bank of America, N.A. that exceeded the balance insured by the FDIC that totaled approximately $20 million at December 31, 2006.

Restricted Cash

At December 31, 2006 and 2005, the Company had pledged certificates of deposit and money market accounts of $2,467,000 and $1,288,000, respectively, in order to collateralize letters of credit required for future restoration and reclamation obligations related to the Company’s South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”). The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

As a result of adopting FAS 123(R), the Company’s Earnings from operations and Net earnings for 2006 is $2.422 million ($0.05 per share) lower, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods.

On June 2, 2004, 1,687,500 options were granted to officers at an exercise price of $1.16 per share. Stock compensation expense of $444,000 was recorded in June 2005 (the date an amendment to the stock option plan was approved by the Company’s stockholders) and is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005.

On September 28, 2005, 50,000 options were granted to a non-employee of the Company for services provided to the Company. Stock compensation expense of $138,000 is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005.

Derivative Financial Instruments

The Company determined that its original long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at fair value at December 31, 2005 and 2004. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts. See Footnote 5 for discussion of renegotiated sales contracts.

In March 2006 we entered into a new contract with Itochu and a new contract with UG that supersede the prior contracts. Each of the new contracts calls for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are discussed in Footnote 5. “Contract Commitments—Sales Contracts”. The Company has determined that the terms of the amended contracts substantially eliminate their qualification as derivatives.

We recorded a gain on derivatives in 2006 of $34.8 million compared to losses of $30.9 million and $13.1 million in 2005 and 2004, respectively. The gain in 2006 resulted from changes in the contract terms of long-term uranium sales contracts that were finalized in March 2006.

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

The Company has outstanding surety bonds issued on its behalf by USF&G at December 31, 2006, 2005 and 2004. The Company has deposited funds collateralizing a portion of these bonds. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, the Company would be obligated to pay USF&G for its expenditures in excess of the collateral. See “Summary of Significant Accounting Policies—Restoration and Reclamation Costs” for further discussion.

Impact of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”) and requires such costs to be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overhead costs be based on normal capacity. The Statement is effective for years beginning after June 15, 2005, with early adoption permitted. Implementation of the Statement did not have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R) “Share-Based Payments.” SFAS No. 123R requires that the cost from all share-based payment transactions, including stock options, be recognized in the financial statements at fair value. SFAS No. 123R is effective for the Company in the first interim period after December 15, 2005. SFAS No. 123R requires measurement and recording to the financial statements of the costs of employee services received in exchange for a grant of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award. The Company will adopt the provisions of SFAS No. 123R on January 1, 2006. Compensation expense will be recognized for all newly granted options after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123R, will be recognized ratably over the remaining vesting period. The implementation of SFAS No. 123R resulted in a non-cash charge against earnings in 2006 of approximately $2.422 million.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

3.   LIQUIDITY

The Company’s net cash used in operations for the years ended December 31, 2006, 2005, and 2004 was $2.2 million, $1.7 million and $2.5 million, respectively, and from April to December 2006, our net cash outflows have averaged $1.7 to $1.8 million per month.

Our cash balance at December 31, 2006 was $20.2 million and based upon our current plan of operations we anticipate that our operating and capital requirements for 2007 will be met through existing cash and cash generated from operations.

4.   URANIUM PROPERTIES

Property, Plant and Equipment

	Property, Plant and Equipment Balances (net) At December 31,
	2006	2005
Uranium plant	$7,052,000	$2,315,000
Uranium wellfield development	5,128,000	3,592,000
Permits and licenses	1,970,000	1,308,000
Mineral rights	1,081,000	659,000
Exploration	423,000	56,000
Vehicles/depreciable equipment	1,402,000	247,000
Other	1,140,000	512,000
Total	$18,196,000	$8,689,000

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

The Company recorded an impairment and reduced the carrying value of its uranium properties by $3,260,000 and $46,000 in 2006 and 2004, respectively. No impairment was recorded in 2005.

Vasquez Property

The Company has a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The term expires in February 2008. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

The net carrying value of the property was approximately $1,580,000 at December 31, 2006. Such assets consisted of mineral rights ($51,000), permits/licenses ($15,000), wellfield development ($426,000), plant buildings/uranium processing/drying facilities ($784,000) and restoration and other equipment ($304,000). The net carrying value of the property was approximately $4,611,000 at December 31, 2005. Such assets consisted of mineral rights ($104,000), permits/licenses ($60,000), wellfield development ($3,395,000), plant buildings/uranium processing/drying facilities ($963,000) and restoration and other equipment ($89,000).

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

The net carrying value of the property was approximately $10,017,000 at December 31, 2006. Such assets consisted of mineral rights ($386,000), permits/licenses ($556,000), plant buildings/uranium processing/drying facilities ($4,115,000), wellfield development ($4,169,000) and restoration and other equipment ($792,000). The net carrying value of the property was approximately $2,110,000 at December 31, 2005. Such assets consisted of mineral rights ($239,000), permits/licenses ($379,000), plant buildings/uranium processing/drying facilities ($1,179,000), wellfield development ($197,000) and restoration and other equipment ($116,000).

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

Cost of uranium sales in 2006, 2005 and 2004 in the Consolidated Statements of Operations includes $64,000, $83,000 and $105,000, respectively of costs incurred to maintain the facility while Rosita was on standby and not in production.

The net carrying value of the property at December 31, 2006 and 2005 was approximately $3,089,000 and $173,000, respectively. Such assets consisted of mineral rights ($63,000), permits/licenses ($67,000), plant buildings/uranium processing/drying facilities ($2,154,000) , wellfield development ($535,000) and other equipment of ($270,000) in 2006. Rosita assets consisted of plant buildings ($173,000) in 2005.

South Rosita

In the fourth quarter of 2005, the Company entered into leases on approximately 1,300 acres in Duval County near its Rosita property. Evaluation of the uranium mineralization potential of this property began in 2006 and continues in 2007. The net carrying value of the property at December 31, 2006 was approximately $757,000. Such assets consisted of mineral rights ($247,000), permits/licenses ($122,000) and evaluation costs ($388,000).

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

Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties was $810,000 and $506,000 at December 31, 2006 and 2005, respectively. The assets consisted of mineral rights and permitting/licensing at December 31, 2006 and 2005.

Crownpoint Property

The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 619 gross and 521.8 net acres.

The net carrying value of these properties was $610,000 and $518,000 at December 31, 2006 and 2005, respectively, and consisted primarily of mineral rights, permits/licenses and plant buildings and equipment.

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

The net carrying value of the property was $65,000 and $29,000 at December 31, 2006 and 2005, respectively.

5.   CONTRACT COMMITMENTS

Sales Contracts

In March 2006 we entered into a new contract with Itochu and a new contract with UG that supersede the previously existing contracts and provide for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are summarized below.

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

In December 2005 we entered into a joint venture with Itochu to develop our Churchrock property in New Mexico. See “Joint Venture for Churchrock Property.”  Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, which was completed at the end of 2006. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward. The parties expect to make the preliminary investment decision the first week of May 2007.

The UG Contract.   Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of Uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we paid UG $12 million in cash with funds raised in our equity offering completed in April 2006.

Derivative Financial Instruments

The Company has determined that its long-term uranium sales contracts in effect prior to March 2006 meet the definition of derivative financial instruments for financial statement reporting purposes, and the financial statements have been restated as of January 1, 2004, to record these contracts at fair value.

Changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts. The Company does not enter into hedge transactions with respect to its uranium sales contracts.

Impact of Amended Sales Contracts on Derivatives

Both of the amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and is does not obligate the Company to deliver any uranium in excess of it’s production. The Company has determined that at March 31, 2006 the terms of the amended contracts eliminated their qualification as derivatives and therefore, as of May 2006, are not required to be valued at fair value. The amendment to these contracts resulted in a gain on derivatives recorded to the consolidated statements of operations of $34.3 million and $527,000 in the first and second quarters of 2006, respectively.

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

Summary of Long-Term Debt

	At December 31,
	2006	2005
Long-term debt of the Company consists of:
Crownpoint property (Note 3)	$450,000	$450,000
Capital leases	387,495	—
Convertible Note	—	175,833
	837,495	625,833
Less—Current portion	201,804	175,833
Total long-term debt	$635,691	$450,000

Maturities of long-term debt are as follows:

For the Twelve Months Ended:
December 31, 2007	$201,804
December 31, 2008	$141,280
December 31, 2009	$39,327
December 31, 2010	$5,084
December 31, 2011 and beyond	$450,000

7.   RELATED-PARTY TRANSACTIONS

In the second quarter of 2006, the Company issued a total of 162,500 shares of Common Stock (100,000 shares at $0.80 per share and 62,500 shares at $2.80 per share) to executive officers of the Company upon their election to exercise stock options under the terms of the Company’s stock option plans.

In April 2006, August 2005 and May 2005 the Company issued shares of its common stock in private placement transactions. Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 300,000 out of 10,200,307 shares in the April 2006 offering, 400,000 shares out of 6,000,000 shares in the August 2005 offering and all of the 833,333 shares in the May 2005 offering. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares issued in these private placements.

In September 2005, the Company issued a total of 9,562 shares of Common Stock at $0.80 per share to a director of the Company upon his election to convert deferred compensation into shares under the terms of the deferred compensation plans.

On March 28, 2005 the Company borrowed $600,000 pursuant to a Note Purchase Agreement dated March 24, 2005. The lenders were five (5) stockholders of the Company, each of whom may be considered an affiliate. In the fourth quarter of 2005 each lender elected to convert their note and accrued interest in common stock of the Company. A total of 314,166 shares were issued at a share price of $2.00 per share in connection with the conversion of the Notes.

In January 2005, the Company issued a total of 56,250 shares of Common Stock at $0.80 per share to a former director and holder of in excess of 5% of outstanding common shares of the Company upon his election to convert deferred compensation.

In November 2004, the Company raised an additional $100,000 of equity by the issuance of 128,641 shares of Common Stock at $0.80 and $0.76 per share to an executive officer and director of the Company upon the exercise of outstanding stock options.

In June and December 2004, the Company issued a total of 119,125 shares of Common Stock at $0.80 per share to a director of the Company upon his election to convert deferred compensation.

8.   SHAREHOLDERS’ EQUITY (DEFICIT)

Reverse Stock Split

On March 29, 2006 the Company’s Board of Directors declared a 1 for 4 reverse stock split for stockholders of record on April 10, 2006. The split was approved by stockholders at the 2005 Annual Meeting of Stockholders.

Equity Infusions

In 2006 and 2005 the Company sold shares of common stock in the following private placements:

Date	Price per Share	Amount	Shares Issued
April 2006	$4.90	$49,981,504	10,200,307
August 2005	$2.00	$12,000,000	6,000,000
May 2005	$1.80	$1,499,999	833,333
May 2004	$0.60	$5,897,550	9,829,251
February 2004	$0.40	$325,000	812,500
January 2004	$0.40	$350,000	875,000

In connection with the April 2006 placement the Company paid a fee of $1,449,445 in cash and 306,009 shares of Common Stock to a placement agent. In connection with the August 2005 placement the Company paid a fee of $336,000 in cash and 112,000 shares of Common Stock to a placement agent.

Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 300,000 out of 10,200,307 shares in the April 2006 offering, 400,000 shares out of 6,000,000 shares in the August 2005 offering and all of the 833,333 shares in the May 2005 offering. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares issued in these private placements.

Common Stock Issued Upon Conversion of Warrants/Options

In 2006, the Company raised $458,000 of equity through the issuance of 229,000 shares of Common Stock of the Company upon the exercise of outstanding stock options.

In September 2005, the Company issued 9,562 shares of Common Stock of the Company at $0.80 per share to a  director of the Company upon his election to convert deferred compensation. In January 2005, the Company issued 56,250 shares of Common Stock of the Company at $0.80 per share to a former director of the Company upon his election to convert deferred compensation.

In November 2004, the Company raised $100,000 of equity by the issuance of 55,816 and 72,825 shares of Common Stock at $0.80 and $0.76 per share respectively, to an executive officer and director of the Company upon the exercise of outstanding stock options.

In the fourth quarter of 2004, the Company raised $675,000 of equity by the issuance of 1,406,250 shares of Common Stock at $0.48 upon the exercise of Warrants that were issued in August 2000.

In June and December 2004, the Company issued a total of 119,125 shares of Common Stock at $0.80 per share to a director of the Company upon his election to convert deferred compensation.

Stock Options

Employee Stock Options

The Company has two stock Incentive Plans for Employees, both of which were approved by the Company’s stockholders. Under the 1995 Stock Incentive Plan (the “1995 Plan”) 2,600,521 shares may be purchased upon the exercise of outstanding options with exercise prices ranging from $0.76 to $28.50 per share. No new options may be granted under the 1995 Plan.

Under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) a total of 1,750,000 shares may be issued upon exercise of options granted under the 2004 Plan. At December 31, 2006 there were outstanding under the 2004 Plan options for the purchase of 1,722,688 shares of Common Stock at exercise prices ranging from $2.97 to $5.19 per share. At December 31, 2006, 500 shares were available for future grants under the 2004 Plan.

Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years.

Directors Stock Options

On June 19, 2001, the Company granted to certain outside directors options to purchase 75,000 shares of the Company’s Common Stock at an exercise price of $0.88 per share. All such options were immediately exercisable and will expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first. These options have not been exercised and 25,000 of these options were cancelled as of December 31, 2006.

On June 2, 2004 the Company adopted the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”). Under the 2004 Directors’ Plan, each non-employee director on the date the Plan was adopted was granted an option to purchase 75,000 shares of Common Stock. Each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase 25,000 shares of Common Stock and, each Non-Employee Director shall be granted an option to purchase 25,000 shares either, (a) upon his or her reelection at an annual meeting of the Company’s stockholders or (b) in any calendar year in which an annual meeting of stockholders is not held, on June 1 of such year. In June 2006, the Directors’ Stock Option Plan was amended to increase the initial grants to non-employee Directors to 50,000 shares of Common Stock. The 2004 Directors’ Plan replaces an earlier plan that expired in 2004. At December 31, 2006, there were outstanding options for the exercise of 2,000 shares under the old plan.

At the June 2006 and 2005 annual meeting of the stockholders, each of the non-employee directors of the Company was granted an option under the 2004 Directors Plan to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.15 and $1.80 per share, respectively. In June and October 2006 options to purchase 50,000 shares of the Company’s Common Stock were granted to two new non-employee directors of the Company at exercise prices of $5.13 and $2.97, respectively. The non-employee directors hold options covering 350,000 shares under the 2004 Directors’ Plan at December 31, 2006. At December 31, 2006, 700,000 shares were available for future grants under the 2004 Directors’ Plan.

Options Issuable for Deferred Compensation

The Company has a 1999 Deferred Compensation Plan (the “1999 Plan”) and Deferred Compensation Plans for 2000-2001, 2002, 2003 and 2004 (the “2000-2004 Plans”) whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2004.

Under the 1999 Deferred Compensation Plan (the “1999 Plan”), executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of approximately $242,000 was deferred under the 1999 Plan of which $133,450 was paid by issuing 88,965 shares of Common Stock at $1.50 per share. As of December 31, 2006, approximately $108,000 remains outstanding as deferred compensation under the 1999 Plan.

Under the 2000-2004 Plans, the executive officers and directors were permitted to defer up to 100% of their 2000, 2001, 2002, 2003 and 2004 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.80 per share. A total of $829,000 was deferred under the 2000-2004 Plans of which $95,300 was paid in 2004 by issuing 119,125 shares of Common Stock at $0.80 per share. As of December 31, 2006, approximately $681,000 remains outstanding as deferred compensation under the 2000-2004 Plans.

In December 2005, the 1999 Plan and the 2000-2004 Plans were amended, extending the election of the participants under the plans to receive their deferred compensation until January 11, 2011. All of the participants with accrued deferred compensation at December 2005 elected to defer their election to such date.

9.   STOCK-BASED COMPENSATION PLANS

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

The adoption of SFAS 123(R) resulted in stock compensation expense for the year ended December 31, 2006 of $2,422,000 to general and administrative expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending December 31, 2006.

A total of 100,000 new option grants were made to the non-employee directors of the Company in June 2006 at grant prices of $5.15 and $5.13 per share. In October 2006 a total of 800,000 new options were made to an executive officer of the Company and 50,000 new option grants were made to a non-employee director of the Company at a grant price of $2.97 per share. In November 2006, a total of 295,000 new option grants were made to employees of the Company at a grant price of $5.19 per share.

Stock Options as of December 31, 2006

The Company has four stock option plans as summarized under Footnote 8 “Stock Options.”  The following table summarizes stock options outstanding and changes during the year ended December 31, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at Jan. 1, 2006	3,743,064	$2.17
Granted	1,245,000	$3.67
Exercised	(229,000)	$2.00
Canceled or forfeited	(83,855)	$9.71
Options outstanding at December 31, 2006	4,675,209	$2.44	7.88	$15,686,685
Options exercisable at December 31, 2006	2,550,743	$2.29	7.21	$8,956,122

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $793,000, $0 and $312,000, respectively.

Shares available for grant under the Plans as of December 31, 2006 were 700,500.

Stock options outstanding and currently exercisable at December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	2,600,521	6.94	$1.74	1,694,569	$1.80
2004 Employee Incentive Plan	1,722,688	9.17	3.46	804,474	3.35
Directors Stock Option Plan	2,000	2.73	7.79	1,700	9.14
2004 Directors Plan	350,000	8.55	2.65	50,000	1.32
	4,675,209	7.88	$2.44	2,550,743	$2.29

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2006 was approximately $4.7 million, which is expected to be recognized over a weighted average period of approximately 2 years.

Pro-Forma Stock Compensation Expense for the Year Ended December 31, 2005

Prior to 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted prior to the year ended December 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net Loss: As reported	$(35,086,678)	$(15,864,756)
Pro forma stock based compensation costs under the fair value method, net of tax	(430,255)	(27,458)
Pro forma	$(35,516,933)	$(15,892,214)
As reported	$(0.96)	$(0.55)
Basic EPS: Pro forma	$(0.96)	$(0.55)
As reported	$(0.96)	$(0.55)
Diluted EPS: Pro forma	$(0.96)	$(0.55)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2006: fair market value: $5.05, $5.03, $2.91, $2.92 and $5.09 expected volatility of 155.0%, 155.0%, 154.6%, 148.1% and 155.0% and risk-free interest rates of 5.18%, 5.08%, 4.13%, 5.13% and 4.66%. An expected life of 8.58, 8.58, 8.58, 9.53 and 8.58 years was used for the options granted. The weighted average fair value of the options granted in 2006 was $3.60.

The following are the weighted average ranges for assumptions used for grants in 2005:  Expected volatility of 150% and risk-free interest rates of 4.0%-4.5%. An expected life of 9.2 years was used for options granted to the employees and directors. The weighted average fair value of options granted in 2005 ranged from $1.80 to $3.12 per share.

The following are the weighted average ranges for assumptions used for grants in 2004:  Expected volatility of 149%-179% and risk-free interest rates of 4.2%-5.0%. The range of the expected life of 5.7-9.4 years was used for options granted to the employees and directors. The weighted average fair value of options granted in 2004 ranged from $1.16 to $3.36 per share.

On June 2, 2004, 1,687,500 options were granted to officers at an exercise price of $1.16 per share. Stock compensation expense of $444,000 was recorded in June 2005 (the date an amendment to the stock option plan was approved by the Company’s stockholders) and is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005. On September 28, 2005, 50,000 were granted to a non-employee of the Company for services provided to the Company. Stock compensation expense of $138,000 is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005.

Additional details about the options granted under the stock option plans are as follows:

Date of Grant	Exercise Price	Options Granted	Options Available for Exercise	Options Exercised	Options Canceled	Options Outstanding
Balances at Dec. 31, 2003		1,198,118	498,159	311,799	387,860	498,459
June 2, 2004	$1.16	150,000	37,500	—	—	150,000
June 2, 2004	$1.16	1,687,500	1,012,799	—	—	1,687,500
November 12, 2004	$2.96	247,000	89,059	26,812	92,500	127,688
December 7, 2004	$3.36	500,000	374,999	—	—	500,000
Balances at Dec. 31, 2004		3,782,618	2,012,516	338,611	480,360	2,963,647
June 1, 2005	$1.80	50,000	12,500	—	—	50,000
September 28, 2005	$2.80	300,000	112,499	62,500	—	237,500
October 6, 2005	$3.12	262,500	72,812	39,688	43,750	179,062
Balances at Dec. 31, 2005		4,395,118	2,210,327	440,799	524,110	3,430,209
June 1, 2006	$5.15	50,000	—	—	—	50,000
June 6, 2006	$5.13	50,000	—	—	—	50,000
October 3, 2006	$2.97	850,000	266,666	—	—	850,000
November 8, 2006	$5.19	295,000	73,750	—	—	295,000
Balances at Dec. 31, 2006		5,640,118	2,550,743	440,799	524,110	4,675,209

The exercise price for the options granted under the plans is the fair market value of the Common Stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years. The weighted average fair value of options granted in 2006, 2005 and 2004 was $3.67, $3.08 and $1.76, respectively.

10.   FEDERAL INCOME TAXES

The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2006	2005	2004
Property development costs—net of amortization	$8,883,000	$7,552,000	$7,860,000
Accelerated depreciation	28,000	62,000	75,000
Restoration reserves	1,106,000	1,087,000	812,000
Derivative valuation allowance	—	15,919,000	5,388,000
Net operating loss and percentage depletion carryforwards	59,711,000	51,343,000	47,593,000
Valuation allowance and other—net	(69,728,000)	(75,963,000)	(61,728,000)
Total deferred income tax asset (liability)	$0	$0	$0

Major items causing the Company’s tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2006		2005		2004 (Restated)
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax income (loss)	$21,509,723	—	$(35,086,678)	—	$(15,864,756)	—
Pretax income (loss) times statutory tax rate	7,313,000	(34)%	(11,929,000)	(34)%	(5,394,000)	(34)%
Increases (decreases) in taxes resulting from:
Change in valuation allowance	(7,313,000)	34%	11,929,000	34%	5,394,000	34%
Income tax benefit	$0	0%	$0	0%	$0	0%

The Company’s net operating loss carryforwards generated in 2006 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax (“AMT”) rates imposed by the Tax Reform Act of 1986. It is assumed that these deferred tax assets will be realized at such rates.

At December 31, 2006, approximately $57,225,000 of percentage depletion (available for regular tax purposes) had not been utilized to offset book income and is available to carry forward to future accounting periods.

The Company also has available for regular federal income tax purposes at December 31, 2006 estimated net operating loss (“NOL”) carryforwards of approximately $57,234,000 which expire primarily in 2007 through 2026, if not previously utilized. Following the issuance of the Company’s Common Stock in 2001, use of the Company’s NOL will be severely limited on an annual and aggregate basis. For this reason, the NOL is not included as a deferred tax asset in the table above.

11.   OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2006	2005
Reserve for future restoration and reclamation costs (Asset Retirement Obligations), net of current portion of $1,520,491 and $1,061,491 in 2006 and 2005. (Note 1)	$2,709,001	$2,533,787
Royalties payable	500,000	500,000
Deferred compensation	789,228	789,228
	$3,998,229	$3,823,015

The following table shows the change in the balance of the restoration and reclamation liability (Asset Retirement Obligation) during the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31
	2006	2005	2004
Reserve for future restoration and reclamation costs at January 1,	$3,595,278	$3,410,293	$3,480,656
Additions	886,978	339,771	317,675
Changes in cash flow estimates	543,707	620,774	—
Costs incurred	(997,134)	(975,924)	(571,705)
Accretion expense	200,364	200,364	183,667
Reserve for future restoration and reclamation costs at Dec. 31,	$4,229,193	$3,595,278	$3,410,293

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

In April 2006, the Company completed the sale of 10,200,307 shares of its Common Stock at $4.90 per share to accredited investors resulting in gross proceeds of approximately $50 million before expenses of the offering. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares. Such shares are subject to certain resale registration rights that include penalties in the event the registration statement fails to remain effective.

Compensation Agreements

The Company has entered into Compensation Agreements with Executive Officers of the Company that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for the Chairman and CEO of the Company and twenty-four months for the other officers, following such change in control. The Compensation Agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.

13.   RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2004 have been restated in our Form 10-KSB/A filed in July 2005 to give effect for fair value accounting of certain uranium sales contracts under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determined that its long-term uranium sales contracts meet the definition of derivative financial instruments for financial statement and reporting purposes, and the financial statements have been restated as December 31, 2004, to record these contracts at fair value.

The impact of such restatement to the financial statements at December 31, 2004 are:

	As Originally Presented	As Restated
Consolidated Balance Sheet
Liabilities and Shareholders Equity (Deficit)
Unrealized loss on derivatives, current portion	$—	$4,406,134
Total current liabilities	$2,036,522	$6,442,656
Unrealized loss on derivatives, net of current portion	$—	$11,439,976
Accumulated deficit	$(60,102,822)	$(75,948,932)
Total shareholders equity (deficit)	$553,414	$(15,292,696)
Consolidated Statement of Operations
Unrealized loss on derivatives	$—	$13,111,772
Total cost of uranium sales	$1,814,272	$14,926,044
Loss from operations before corporate expenses	$(804,989)	$(13,916,761)
Loss from operations	$(2,811,416)	$(15,923,188)
Loss before accounting change	$(2,752,984)	$(15,864,756)
Net loss	$(2,752,984)	$(15,864,756)
Loss before accounting change per common share:
Basic and Fully Diluted	$(0.08)	$(0.55)
Net loss per common share:
Basic and Fully Diluted	$(0.08)	$(0.55)
Consolidated Statement of Shareholders Equity (Deficit)
Net loss	$(2,752,984)	$(15,864,756)
Accumulated deficit	$(60,102,822)	$(75,948,932)
Consolidated Statement of Cash Flows
Net loss	$(2,752,984)	$(15,864,756)
Unrealized loss on derivatives	$—	$13,111,772

14.   JOINT VENTURE FOR CHURCHROCK PROPERTY

In December 2006, HRI-Churchrock, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture with a wholly owned subsidiary of Itochu to develop jointly our Churchrock property in New Mexico, under which Itochu will fund all development costs, primarily through a debt facility that it will provide. Itochu and the Company will split the profits 50-50 and the Company will be the Managing Partner and receive a management fee. For revenues in excess of $30 per pound, the Company will receive additional payments under the joint venture. The Company estimates that the Churchrock property will yield about 12 million pounds of uranium. A feasibility study was completed and delivered at the end of 2006. Under the terms of the Joint Venture, both parties has until April 2, 2007 to make a Preliminary Investment Decision whether to move forward with the Joint Venture. The parties have agreed to extend that date until May 1, 2007. If a positive decision is made, Itochu will reimburse us for 50% of our permitting costs from November 1, 2005, through the completion of the feasibility study, up to a maximum contribution of $180,000. The parties will split costs incurred after completion of the feasibility study 50-50 until a final investment decision is made by the parties after receipt of necessary permits.

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).
3.1	.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company’s Form 8-K dated April 11, 2006, SEC File Number 000-17171).
3.2	*	Restated Bylaws of the Company (filed with the Company’s Form 8-K on April 14, 2005).
4.1	*

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

10.1	2*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.1	3*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.1	4*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.1	5*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.1	6*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

Exhibit Number		Description
10.1	6.1*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10KSB dated March 31, 2006, SEC File Number 000-17171).
10.1	7*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).
10.1	7.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company’s Annual Report on Form 10KSB dated March 31, 2006, SEC File Number 000-17171).
10.2	2*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.2	3*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.2	4*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).
10.2	4.1*

Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2002, Deferred Compensation Plan for 2003, and Deferred Compensation Plan for 2004 (filed with the Company’s Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).

10.2	6*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).
10.2	7*

Contract with UG U.S.A., Inc for the Purchase of Natural Uranium Concentrates (U3O8) dated August 12, 2003 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).

10.2	7.1*

Amendment No. 1 with UG U.S.A., Inc. dated August 30, 2004 to Exhibit 10.27 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).

10.2	7.2*

Amendment No. 2 with UG U.S.A., Inc. dated April 29, 2005 to Exhibit 10.27 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).

10.2	8*

Amended and Restated Uranium Supply Contract with Itochu Corporation dated June 7, 2005 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).

10.3	1*

Note Purchase Agreement dated March 24, 2005 and promissory notes issued thereunder (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).

10.3	2*

Uranium Supply Contract with UG U.S.A., Inc. dated April 29, 2005 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).

Exhibit Number		Description
10.3	3*

Uranium Supply Contract with Itochu Corporation dated June 15, 2005 (filed with the Company’s Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).

10.3	4*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Form 8-K dated August 12, 2005, SEC File No. 000-17171).
10.3	5*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company’s Quarterly Report on Form 10QSB/A dated November 18, 2005, SEC File No. 000-17171).
10.3	6*

Feasibility Study Funding Agreement between Itochu Corporation, Uranium Resources, Inc. and Hydro Resources, Inc. effective March 29, 2006 (filed with the Company’s Form 10KSB dated March 31, 2006, SEC file Number 000-17171).

10.3	7*

Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006 (filed with the Company’s Form 10KSB dated March 31, 2006, SEC file Number 000-17171).

10.3	8*

Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006 (filed with the Company’s Form 10KSB dated March 31, 2006, SEC file Number 000-17171).

10.3	9*

Stock Purchase Agreement dated as of April 19, 2006, by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Current Report on Form 8-K dated April 19, 2006, SEC File No. 000-17171).

10.4	0*	Limited Liability Company Agreement of Churchrock Venture LLC (filed with the Company’s Current Report on Form 8-K dated December 5, 2006, SEC File No. 000-17171).
10.4	1*	Compensation Agreement dated March 12, 2007 between the Company and Craig S. Bartels (filed with the Company’s Form 8-K dated March 13, 2007, SEC File No. 000-17171).
10.4	2*	Compensation Agreement dated March 12, 2007 between the Company and David N. Clark (filed with the Company’s Form 8-K dated March 13, 2007, SEC File No. 000-17171).
14		Uranium Resources, Inc. Amended Code of Ethics for Senior Executives.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.