Form 10-K/A
period 2006-12-31
URANIUM RESOURCES INC /DE/
filed 2007-04-30
CIK 839470

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

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

The “Company” or “Registrant” is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-K/A contains “forward-looking statements.”  These statements include, without limitation, statements relating to management’s expectations regarding the Company’s ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company’s management for future operations and activities and other such matters. The words “believes,” “plans,” “intends,” “strategy,” “projects,” “targets,” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Risk Factors” beginning on page 11.

Certain terms used in this Form 10-K/A are defined in the “Glossary of Certain Terms” appearing at the end of Part I hereto.

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

As of December 31, 2006, we identified a material weakness in internal control over financial reporting and concluded that our disclosure controls were not effective. If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may be misled and lose confidence in our financial reporting and disclosures and the price of our common stock may be negatively affected.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and process evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

In connection with the assessment of our internal control over financial reporting for this Annual Report on Form 10-K/A, as further described in Item 9A, management and our registered public accounting firm determined that as of December 31, 2006 our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting.

Although we have made and are continuing to make improvements in our internal controls, if we are unsuccessful in remediating the material weakness impacting our internal control over financial reporting and disclosure controls, or if we discover other deficiencies, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting and may negatively affect the price of our Common Stock. Moreover, effective internal and disclosure controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we continue to have deficiencies in our internal control over financial reporting and disclosure controls, they may negatively impact our business and operations.

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

All contested issues regarding the Crownpoint Uranium Project have been decided by the Administrative Law Judge in our favor, with a few minor amendments, and affirmed on appeal by the full Commission. Intervenors have appealed the Commission’s final endorsement to the United States Court of Appeals for the Tenth Circuit. The Company has intervened to defend the license.

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

Kleberg County, Texas, has advised the Company that it has retained counsel to investigate the possibility of seeking an injunction against new uranium mining at the Company’s Kingsville Dome operations. The dispute relates to differing interpretations of the Restoration Performance Agreement regarding the degree of restoration of previously mined wellfields. In trying the resolve these issues amicably, the Company elected to defer the startup of production at the new wellfield. When the negotiations failed, the Company notified the County of its intent to begin new production. The Company believes it is in full compliance. We are engaged in a mediation of this dispute. The Company does not anticipate this dispute will interfere with its mining at Kingsville Dome.

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

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 12, 2007, our Common Stock has been listed on the NASDAQ Global Market under the symbol “URRE.” Between April 11, 2007 and October 15, 2004, our shares were quoted on the Over the Counter Bulletin Board and we were dually quoted on both the OTCBB and the Pink Sheets during those dates. From January 1, 2003 until June 24, 2003, we were quoted on the OTCBB. From June 25, 2003, until October 15, 2004, we were quoted only on the Pink Sheets.

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

On March 29, 2006 the Board of Directors declared a 1 for 4 reverse stock split for stockholders of record on April 10, 2006. All of the common stock share information, share price information and share ownership information in this Annual Report on Form 10-K/A has been revised to give effect to the reverse stock split. The split was approved by the Company’s Stockholders at the 2005 Annual Meeting of Stockholders.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $113.00 per pound as of April 23, 2007.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 were not effective as a result of the material weakness in our internal controls over financial reporting discussed below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of the annual report on Form 10-K for the year ended December 31, 2006. As a result of these assessments, a material weakness was identified in March 2007, in connection with our year ended December 31, 2006 audit procedures, leading management to conclude that our internal controls over financial reporting were not effective as of December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following material weakness forms the basis for our conclusion at December 31, 2006:

•       Controls over the Review of Financial Statements. Our financial and accounting organization consists of the Vice President—Finance and the Corporate Controller. Due to a lack of financial and accounting resources, the financial records preparation and review procedures performed by our personnel with respect to our application of the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) for the fourth quarter of 2006 did not correctly record certain terms of stock option grants made in the fourth quarter of 2006. This matter was identified by our auditors in March 2007 during the course of their audit procedures and resulted in an audit adjustment increasing stock compensation expense by $629,000 in our year end 2006 financial statements. Because of this lack of resources, review procedures were not consistently performed on a timely basis to ensure that financial reporting and fraud risk controls were operating in the manner designed.

Hein & Associates LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, dated March 27, 2007, which expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is included below.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is continuing to evaluate and implement procedures necessary to fully remediate the material weakness described above. Management is in the process of making the following changes to its system of internal controls:

•       We are planning for a relocation and expansion of our Corporate office in the second quarter of 2007, which will allow for the hiring of additional personnel, including both experienced accounting and support staff to allow for improved segregation of duties and allow for a more thorough review, by senior financial personnel, of the financial statements and underlying supporting documentation. In March and April 2007, we contacted various search firms specializing in the accounting and financial services areas to identify and recruit qualified personnel. We are in the process of reviewing potential candidates to expand our internal accounting resources.

•       The addition of accounting and support staff will allow for the formal documentation our purchasing and procurement policies and permit the implementation of review procedures at each uranium project location and in the financial reporting area for compliance with such policies.

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

HEIN & ASSOCIATES LLP
Dallas, Texas
March 27, 2007

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Directors

The Board of Directors consists of five individuals listed below who hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected below by plurality vote.

Name	Age	Positions and Offices with the Company
Paul K. Willmott	67	Chairman, Chief Executive Officer and Director
David N. Clark	52	President, Chief Operating Officer and Director
Leland O. Erdahl	78	Director
George R. Ireland	50	Director
Terence J. Cryan	44	Director

Paul K. Willmott has served as a director since August 1994, as President from February 1995 to October 2006, and as Chairman of the Board and Chief Executive Officer since July 31, 1995. Mr. Willmott served as our Chief Financial Officer from April 12, 1995 to September 25, 1995. Mr. Willmott retired from Union Carbide Corporation (“Union Carbide”) where he was involved for 25 years in the finance and operation of Union Carbide’s world-wide mining and metals business. Most recently, Mr. Willmott was President of UMETCO Minerals Corporation, a wholly owned subsidiary of Union Carbide, from 1987 to 1991, where he was responsible for Union Carbide’s uranium and vanadium businesses. From January 1993 until February 1995, Mr. Willmott was engaged by the Concord Mining Unit as a senior vice president where he was primarily involved in the acquisition of UMETCO Minerals Corporation’s uranium and vanadium operating assets. Mr. Willmott graduated from Michigan Technological University with a Bachelor of Science degree in Mining in 1964 and a Bachelor of Science Degree in Engineering Administration in 1967. He has been an active member of the American Institute of Mining Engineers, the Canadian Institute of Mining Engineers and a number of state professional organizations.

David N. Clark has served as a director since June 2006 and as President since October 2006. Prior to April 2007, Mr. Clark was the principal owner of Ux Consulting Company LLC (“UxC”). UxC publishes the Ux Weekly and the UxC Market Outlook Reports, which cover the complete nuclear fuel cycle including uranium, conversion and enrichment. Mr. Clark co-founded UxC in March 1994 as an affiliate of The Uranium Exchange Company (“Ux”), a uranium brokerage and consulting company he founded in 1987. Mr. Clark has also held marketing positions with other entities in the nuclear fuel business. He began his career as a Field Geologist and Market Analyst for the uranium division of the Cleveland-Cliffs Iron Company. Mr. Clark holds a Bachelor of Science degree in Geology (1978) from the University of Akron.

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

George R. Ireland has served as a director since 1995. Mr. Ireland is President and Chief Investment Officer of Geologic Resource Partners LLC, an investment management company which manages Ring Partners L.P., a Colorado limited partnership, the Geologic Resource Fund Ltd., a Grand Cayman investment company, and Geologic Resource Fund L.P., a Delaware Limited Partnership, which positions he has held since June 2000. Prior to such time, Mr. Ireland was an analyst at Knott Partners L.P., a Delaware limited partnership, where he worked since May 1993. Mr. Ireland is also a director of Peru Copper Inc. since 2004 and director of Geoinformatics Exploration Inc. since November 2005. Both companies are listed on the TSX Venture Exchange. Mr. Ireland serves as Chairman of the Investment Committee of the Society of Economic Geologists. He received a Bachelor of Science degree in Resource Economics and Geology from the University of Michigan in 1980 and is a citizen and resident of the United States.

Terence J. Cryan has served as director since October 2006. Mr. Cryan has over twenty years of experience in international business as an investment banker in the US and Europe. In 2001, Mr. Cryan co-founded and serves as the Managing Director of Concert Energy Partners, an investment banking and private equity firm based in New York City. Prior to that, Mr. Cryan was a Senior Managing Director in the Investment Banking Division at Bear Stearns. Earlier in his career, Mr. Cryan was a Managing Director, Group Head and member of the Investment Banking Operating Committee at Paine Webber. Mr. Cryan joined Paine Webber following its acquisition of Kidder, Peabody in 1994. Mr. Cryan is an adjunct professor at the Metropolitan College of New York Graduate School of Business, has served as director of a number of international companies and is a frequent lecturer at finance and energy industry gatherings. Mr. Cryan holds a Master of Science degree in Economics from the London School of Economics and a B.A. from Tufts University.

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

The following table sets forth certain information concerning executive officers that are not also directors:

Name	Age	Positions and Offices
Richard A. Van Horn	59	Senior Vice President—Operations
Thomas H. Ehrlich	47	Vice President, Chief Financial Officer, Secretary and Treasurer
Mark S. Pelizza	53	Vice President—Health, Safety and Environmental Affairs
Craig S. Bartels	57	Senior Vice President—Technology and New Project Development and President, Hydro Resources, Inc.
William M. McKnight, Jr.	69	Vice President—Exploration

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

Craig S. Bartels, a Licensed Professional Engineer and a Licensed Professional Geoscientist, rejoined the Company as Senior Vice President—Technology and New Project Development, and President of Hydro Resources, Inc., a wholly owned subsidiary of the Company in December 2004. He was previously an officer of HRI from July 1996 until September 1999, when he started a consulting company specializing in ISR technology, hydrology and geochemistry. Among his projects as a consultant, he helped with design and startup of the Beverley ISR project in Australia, evaluated an Arizona copper ISR project for a Canadian firm, and began an upgrade of his commercial groundwater model. From January 1995 to July 1996, he was Manager of Wellfield Operations for Crow Butte Resources, Inc., a uranium ISR mining company. Mr. Bartels originally joined the Company in early 1981 and held varied positions with the Company as Reservoir Engineer, Plant Manager and Manager of Wellfield Operations through October 1994. Earlier, he was with Union Carbide, eventually becoming Technical and Plant Superintendent for their solution mining operation. Mr. Bartels also spent six years with Natural Gas Pipeline Company of America, a major gas transmission company, as drilling and reservoir engineer for their gas storage operations. Mr. Bartels received a B.S. Degree in Petroleum Engineering from Montana School of Mines in 1972.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

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

Amended Code of Ethics for Senior Financial Officers

In December 2006, we adopted an Amended Code of Ethics for Senior Financial Officers including the Company’s chief executive officer, chief financial officer, controller, treasurer, and chief internal auditor, if any (“Amended Code of Ethics”). A copy of the Amended Code of Ethics can be found on the Company’s Web site or a copy will be furnished without charge upon request to our Vice President and Chief Financial Officer at the Company’s principal executive offices.

Audit Committee

The Company has a standing Audit Committee that was established in accordance with section 3(a)(58)(A) of the Securities and Exchange Act of 1934, as amended, and operates under a written charter adopted and approved by the Board of Directors. The current members of the Audit Committee are Leland O. Erdahl, George R. Ireland and Terence J. Cryan. Mr. Erdahl, Mr. Ireland and Mr. Cryan are independent directors under the requirements of the NASDAQ Global Market as determined by our Board of Directors. The Company’s Board of Directors has reviewed the qualifications of those serving on our Audit Committee  and has determined that we have at least one audit committee financial expert serving on our Audit Committee. Mr. Leland O. Erdahl has been designated as our Audit Committee financial expert. Mr. Erdahl serves as chairman of the Audit Committee and is independent of the management of the Company. Mr. Erdahl is a certified public accountant and has served on audit committees of other public companies as a member and, in several cases, as chairman.

Item 11.                 Executive Compensation.

Compensation Discussion and Analysis

Oversight of Executive Compensation Program

The Compensation Committee of the Board of Directors oversees the Company’s compensation programs, which are designed specifically for the Company’s most senior executives officers, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the other executive officers named in the Summary Compensation Table (collectively, the “named executive officers”). Additionally, the Compensation Committee is charged with the review and approval of all annual compensation decisions relating to named executive officers.

The Compensation Committee is composed entirely of independent, non-management members of the Board of Directors. No Compensation Committee member participates in any of the Company’s employee compensation programs. Each year the Company reviews any and all relationships that each director has with the Company and the Board of Directors subsequently reviews these findings. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

•       Review and assess the adequacy of the Compensation Committee charter annually and submit any proposed changes to the Board of Directors for approval;

•       Produce an annual report on executive compensation for inclusion in the Company’s proxy statement relating to its annual meeting of stockholders;

•       Review and make such recommendations to the Board of Directors as the Compensation Committee deems advisable with regard to all incentive-based compensation plans and equity-based plans;

•       Review and approve the corporate goals and objectives that may be relevant to the compensation of the Company’s chief executive officer and chief operating officer;

•       Evaluate the chief executive officer’s and chief operating officer’s performance in light of the goals and objectives that were set and determine and approve the chief executive officer’s and chief operating officer’s compensation based on such evaluation; and

•       Review and approve the recommendations of the chief executive officer and/or chief operating officer with regard to the compensation of all officers of the Company other than the chief executive officer and chief operating officer.

Overview of Compensation Program

In order to recruit and retain the most qualified and competent individuals as senior executives, the Company strives to maintain a compensation program that is competitive in the global labor market. The purpose of the Company’s compensation program is to reward exceptional organizational and individual performance.

The following compensation objectives are considered in setting the compensation programs for our named executive officers:

•       Drive and reward performance which supports the Company’s core values;

•       Provide a percentage of total compensation that is “at-risk”, or variable, based on predetermined performance criteria;

•       Require significant stock holdings to align the interests of named executive officers with those of stockholders;

•       Design competitive total compensation and rewards programs to enhance the Company’s ability to attract and retain knowledgeable and experienced senior executives; and

•       Set compensation and incentive levels that reflect competitive market practices.

Compensation Elements and Rationale

To reward both short and long-term performance in the compensation program and in furtherance of the Company’s compensation objectives noted above, the Company’s compensation program is based on the following objectives:

(i)            Performance Goals

The Compensation Committee believes that a significant portion of a Senior Executive’s compensation should be tied not only to individual performance, but also to the Company’s performance as a whole measured against both financial and non-financial goals and objectives. During periods when performance meets or exceeds these established objectives, named executive officers should be paid at or more than expected levels. When the Company’s performance does not meet key objectives, incentive award payments, if any, should be less than such levels.

(ii)        Incentive Compensation

A large portion of compensation should be paid in the form of short-term and long-term incentives, which are calculated and paid based primarily on financial measures of profitability and stockholder value creation. Named executive officers have the incentive of increasing Company profitability and stockholder return in order to earn a major portion of their compensation package.

(iii)    Competitive Compensation Program

The Compensation Committee reviews the compensation of executives at peer companies to ensure that the compensation program is competitive. The Company believes that a competitive compensation program will enhance its ability to attract and retain senior executives. The Compensation Committee has recently retained GK Partners, an executive compensation consultant, to advise the committee on developing appropriate financial metrics to be used in settling executive compensation.

Review of Senior Executive Performance

The Compensation Committee reviews, on an annual basis, each compensation package for the named executive officers. In each case, the Compensation Committee takes into account the scope of responsibilities and experience and balances these against competitive salary levels. The Compensation Committee has the opportunity to meet with the named executive officers at various times during the year, which allows the Compensation Committee to form its own assessment of each individual’s performance.

In addition, each year, the Chief Executive Officer presents to the Compensation Committee his evaluation of each other named executive officer, which includes a review of contribution and performance over the past year, strengths, weaknesses, development plans and succession potential. Following this presentation, the Compensation Committee makes its own assessments and approves compensation for each named executive officer.

Components of the Executive Compensation Program

The Compensation Committee believes the total compensation and benefits program for named executive officers should consist of the following:

•       Base salary;

•       Stock incentive plan;

•       Retirement, health and welfare benefits; and

•       Perquisites and perquisite allowance payments.

Base Salaries

The base salaries of the executive officers are determined in comparison with salaries payable at comparable uranium industry companies and adjusted as necessary by the Compensation Committee on an annual basis.

Stock Incentive Plans

The Company has two stock Incentive Plans for Employees, both of which were approved by the Company’s stockholders. Under the 1995 Stock Incentive Plan (the “1995 Plan”) 2,600,521 shares may be purchased upon the exercise of outstanding options with exercise prices ranging from $0.76 to $28.50 per share. No new options may be granted under the 1995 Plan. Under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) a total of 1,750,000 shares may be purchased upon exercise of options granted under the 2004 Plan. At December 31, 2006 there were outstanding under the 2004 Plan options for the purchase of 1,722,688 shares of Common Stock at exercise prices ranging from $2.97 to $5.19 per share. At December 31, 2006, 500 shares were available for future grants under the 2004 Plan. Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years.

An important objective of the long-term incentive program is to strengthen the relationship between the long-term value of our stock price and the potential financial gain for employees. Stock options provide employees with the opportunity to purchase our Common Stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if our Common Stock price increases above the option exercise price (at which point the option will be deemed “in-the-money”) and the holder of the option remains employed during the period required for the option to “vest” thus, providing an incentive for an option holder to remain employed by the Company. In addition, stock options link a portion of an employee’s compensation to stockholders’ interests by providing an incentive to increase the market price of our stock.

The exercise prices of the stock options granted to the named executive officers during fiscal year 2006 are shown in the Grant of Plan-Based Awards Table on page 45. Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards Table.

Options are granted periodically. The exercise price for each stock option is the market value on the date of grant.

Upon a Change of Control (as defined in the Plans) of the Company, all stock options granted under the 2004 Plan will become exercisable in full. Also, in the event the number of outstanding shares of Common Stock is increased or decreased or changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another Company, as a result of a stock split, stock dividend, combination or exchange of shares, merger or otherwise, each share subject to an unexercised option will be substituted for the number and kind of shares into which each share of outstanding Common Stock is to be changed or for which each such share is to be exchanged and the option price will be increased or decreased proportionately.

Option holders generally forfeit any unvested options if their employment with the Company terminates, except that upon, death or disability while employed with the Company then outstanding stock options may be exercised within the one year period ending on the anniversary of such death or permanent and total disability to the same extent that the option was exercisable on the date of death or disability.

The Compensation Committee has recently retained GK Partners, a compensation consulting firm, to advise it on establishing appropriate criteria for considering stock option grants to named executive officers.

Retirement, Health and Welfare Benefits

The Company offers a variety of health and welfare and retirement programs to all eligible employees. The named executive officers generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees. The Company’s health and welfare programs include medical, dental and vision. In addition to the foregoing, the named executive officers are eligible to participate in the following programs:

Supplemental Health Care Plan

The Company has adopted a health care plan (the “Supplemental Plan”) for the Company’s named executive officers and certain of its other employees, which supplements the standard health care plan available to all eligible employees (the “Standard Plan”). The Supplemental Plan pays directly to the participant 80% of all out-of-pocket medical and dental expenses not covered under the Standard Plan, including deductibles and co-insurance amounts. Additionally, the Supplemental Plan provides to each participant $100,000 of accidental death and dismemberment insurance protection and a worldwide medical assistance benefit. Each participant in the Supplemental Plan will receive a maximum annual benefit of $100,000. The Company pays an annual premium under the Supplemental Plan equal to $250 per participant plus 10% of claims paid. In addition to other officers and employees, the named executive officers covered by the Supplemental Plan are Paul K. Willmott, Richard A. Van Horn, Mark S. Pelizza, Thomas H. Ehrlich and David N. Clark.

401(k) Profit Sharing Plan

The Company maintains a defined contribution profit sharing plan for employees (the “401(k)”) that is administered by a committee of trustees appointed by the Company. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year the Company makes a contribution to the 401(k) without regard to current or accumulated net profits of the Company. These contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at the Company’s discretion) of the participants’ contributions, up to 4% of each participant’s gross pay. For the plan year ended July 31, 2006, the Company contributed amounts equal to 100% of the participant’s contributions, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

Deferred Compensation Plans

The Company has four separate deferred compensation plans covering the years 1999 through 2004. Under these plans executive officers and directors of the Company and its subsidiaries were permitted to defer up to 100% of their 1999, 2000, 2001, 2002, 2003 and 2004 salary with payment thereof to be made on January 11, 2011. On or before that date, the participant may elect to receive the deferred amount in shares of the Company’s Common Stock valued at a weighted average of $0.71 per share under the 1999 deferred compensation plan and $0.80 per share under the 2000-2004 plans. As of December 31, 2006, a total of $789,228 has been deferred under such plans.

In 2006, no elections were made to convert deferred compensation into shares of Common Stock under the 1999 plan or under the plans for the years 2000 through 2004.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for services in all capacities for the years ended December 31, 2006, 2005 and 2004 paid to our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers who were serving as such as of December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(1) ($)	Total ($)
Paul K Willmott(2)	2006	238,021	0	—	—	—	—	14,608	252,629
Chairman and Chief	2005	207,676	0	—	—	—	—	6,140	213,816
Executive Officer	2004	202,725	0	—	630,000	—	—	3,126	835,851
Richard A. Van Horn(3)	2006	191,173	0	—	—	—	—	248,982	440,155
Senior Vice President—	2005	139,792	0	—	—	—	—	2,452	142,244
Operations	2004	137,950	0	—	420,000	—	—	2,372	560,322
Mark S. Pelizza(4)	2006	174,787	0	—	—	—	—	241,115	415,902
Vice President—Health,	2005	109,908	0	—	—	—	—	9,143	119,051
Safety and Environmental Affairs/President—Hydro Resources Inc.	2004	109,108	0	—	420,000	—	—	5,321	534,429
Thomas H. Ehrlich(5)	2006	148,672	0	—	—	—	—	7,077	155,749
Vice President and Chief	2005	109,908	0	—	—	—	—	2,162	112,070
Financial Officer	2004	106,780	0	—	420,000	—	—	1,923	528,703
David N. Clark(6)	2006	58,154	0	—	2,579,500	—	—	40,892	2,678,546
President and Chief	2005	0	0	—	—	—	—	0	0
Operating Officer	2004	0	0	—	—	—	—	0	0

(1)             Includes amounts paid for out-of-pocket medical and dental expenses under the Company’s Supplemental Health Care Plan described below, contributions made by the Company under the Company’s 401(k) Profit Sharing Plan described below,  life insurance premiums paid by the Company on behalf of the named officer, the value realized from the exercise of stock options and directors’ fees.

(2)             Salary for 2004 includes $90,000 which was deferred under the 2004 Deferred Compensation Plan.

(3)             Salary for 2004 includes $20,800 which was deferred under the 2004 Deferred Compensation Plan. All Other Compensation includes $238,690 for income related to the exercise of stock options as described below and $856 for gross ups to cover taxes related to annual lease value of company vehicle.

(4)             All Other Compensation includes $217,150 for income related to the exercise of stock options as described below.

(5)             Salary for 2004 includes $15,938 which was deferred under the 2004 Deferred Compensation Plan.

(6)             All Other Compensation includes $40,892 for directors’ fees. The value of the Stock Option awards  includes 800,000 options and 50,000 using a fair market value of $2.91 and $5.03 per share, respectively. The fair market value per share is calculated as described in Footnote 9 to the Form 10-K for the year ended December 31, 2006.

Grant of Plan Based Awards

This table discloses the actual number of stock options and restricted stock awards granted in 2006 and the grant date fair value of these awards. It also captures potential future payouts under the Company’s non-equity and equity incentive plans.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Option Awards
David N. Clark	10/3/2006	—	—	—	—	—	—	—	800,000	2.97	2,328,000
	6/6/2006	—	—	—	—	—	—	—	50,000	5.13	251,500

Employment Agreements

None.

Outstanding Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 29, 2006 for the named executive officers. The table also shows unvested and unearned stock awards (both time-based awards and performance-contingent) assuming a market value of $5.80 a share (the closing market price of the Company’s stock on December 29, 2006).

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul K. Willmott	6,570		0	—	28.50	2/10/2007	—	—	—	—
	10,000		0	—	11.75	2/23/2008	—	—	—	—
	131,684		0	—	0.80	9/27/2010	—	—	—	—
	217,940	(1)	164,060	—	1.16	6/2/2014	—	—	—	—
	135,375	(2)	45,125	—	1.16	6/2/2014	—	—	—	—
Richard A. Van Horn	13,750		0	—	22.00	4/10/2007	—	—	—	—
	6,250		0	—	11.75	2/23/2008	—	—	—	—
	75,000		0	—	0.80	9/27/2010	—	—	—	—
	16,000		0	—	0.76	2/28/2011	—	—	—	—
	219,828	(1)	155,172	—	1.16	6/2/2014	—	—	—	—
Mark S. Pelizza	1,925		0	—	28.50	2/10/2007	—	—	—	—
	2,250		0	—	11.75	2/23/2008	—	—	—	—
	75,000		0	—	0.80	9/27/2010	—	—	—	—
	8,100		0	—	0.76	2/28/2011	—	—	—	—
	219,828	(1)	155,172	—	1.16	6/2/2014	—	—	—	—
Thomas H. Ehrlich	3,500		0	—	28.50	2/10/2007	—	—	—	—
	3,000		0	—	11.75	2/23/2008	—	—	—	—
	125,000		0	—	0.80	9/27/2010	—	—	—	—
	13,050		0	—	0.76	2/28/2011	—	—	—	—
	219,828	(1)	155,172	—	1.16	6/2/2014	—	—	—	—
David N. Clark	33,500	(3)	24,000	—	2.97	10/3/2016	—	—	—	—
	233,166	(3)	509,334	—	2.97	10/3/2016	—	—	—	—
	0	(4)	50,000	—	5.13	6/6/2016	—	—	—	—

(1)             Remaining unexercisable options vest ratably at 06/02/2007 and 06/02/2008.

(2)             Remaining unexercisable options vest at 06/02/2007.

(3)             Remaining unexercisable options vest ratably at 10/03/2007 and 10/03/2008.

(4)             Remaining unexercisable options vest ratably at 06/06/2007, 06/06/2008, 06/06/2009 and 06/06/2010.

Option Exercises and Stock Vested

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during 2006 for the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard A. Van Horn	50,000	238,690	—	—
Mark S. Pelizza	50,000	217,150	—	—

Potential Payments Upon Termination or Change in Control

In June 1997, the Company entered into Compensation Agreements with each of Messrs. Willmott, Van Horn, Pelizza, Ehrlich and in February 2007, with Messrs. Clark and Bartels that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for Mr. Willmott and twenty-four months for the other officers, following such change in control.

For purposes of the Compensation Agreements, a “change in control” means (a) the consummation of any transaction pursuant to which any “person” (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 51% or more of the combined voting power of the then outstanding securities of the Company; or (b) a change in the composition of a majority of the Board of Directors within twelve months after any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the then outstanding securities of the Company.

Rights under the Compensation Agreement will be triggered in the event that, following a change in control, the executive’s employment is terminated by (a) the Company without cause; or (ii) by the executive if (i) the executive is assigned substantial duties or responsibilities that are materially inconsistent with the executive’s position, duties, responsibilities or status during the twelve-month period immediately prior to the Change in Control; (ii) the executive’s base compensation is reduced or the executive experiences in any year a reduction in the ratio of the executive’s incentive compensation payment to the executive’s base compensation in such year which is greater than the average reduction in the ratio of incentive compensation payments to base compensation in such year experienced by all of the Company’s other salaried officers; or (iii) the executive is transferred to a location (other than Albuquerque, New Mexico) which is an unreasonable distance from the executive’s current principal work location.

Assuming a change in control occurred on December 29, 2006, the total estimated compensation that would be paid in the aggregate under the Compensation Agreements to these six executive officers is $2.781 million. The Compensation Agreements provide that the base salary payments shall be made on a monthly basis for the duration of the term and incentive payments shall be paid annually until the obligation to make such payments expires.

Director Compensation

On June 2, 2004 the Company adopted the 2004 Amended and Restated Directors’ Stock Option Plan (the “2004 Directors’ Plan”). Under the 2004 Directors’ Plan, each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase twenty-five thousand (25,000) shares of the Company’s Common Stock and each Non-Employee Director will be granted an option to purchase twenty-five thousand (25,000) shares either (a) upon his or her re-election at an annual meeting of the Company’s stockholders, or (b) in any calendar year in which an annual meeting of stockholders is not held, on June 1 of such year.

Compensation for 2006 for the non-employee directors was earned at the rate of $4,000 per quarter plus $1,200 per meeting attended. The Chairman of the Audit Committee earns compensation at the rate of $1,250 per quarter and each non-employee director earns $600 for each meeting of the Audit Committee attended. The Chairman of the Strategic Planning Committee earns compensation at the rate of $1,250 per quarter and each non-employee director earns $600 for each meeting attended. Non-employee members of the Strategic Planning Committee are also compensated at a rate of $2,000 per day, and a pro rata portion thereof for less that a full eight hour day for non-meeting work performed by a Strategic Planning Committee member. Non-employee members of the Compensation and Nominating Committees earn $600 for each such meeting attended.

The following table summarizes all compensation earned by the Company’s directors in the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Leland O. Erdahl	42,000	—	126,250	—	—	—	168,250
George R. Ireland	40,200	—	126,250	—	—	—	166,450
Terence J. Cryan	10,050		146,000	—	—	—	156,050

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Please refer to our response in Item 5 of this Annual Report on Form 10-K/A for equity compensation plan information.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of December 31, 2006, information regarding persons known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock. Shown separately in the second table below is information regarding the beneficial ownership of our Common Stock by (i) each director, (ii) each of the named executive officers, and (iii) all directors and named executive officers as a group.

Principal Stockholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Zesiger Capital Group, LLC 320 Park Avenue, 30th Floor New York, NY 10022	8,604,807	(3)	16.6%
Rudolf J. Mueller c/o The Winchester Group, Inc. 153 East 53rd Street, Suite 5101 New York, NY 10022	2,736,680	(4)	5.3%
Gilder, Gagnon, Howe & Co. LLC 1775 Broadway, 26th Floor New York, NY 10019	5,915,096	(5)	11.4%
Dreman Value Management LLC Harbourside Financial Center Plaza 10, Suite 800 Jersey, City, NJ 07311	6,481,150		12.53%
Deutsche Asset Management, Inc. Taunusanlage 12 D-60325 Frankfurt am Main Federal Republic of Germany	5,282,200		10.21%

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

(3)          Includes 8,604,807 shares as to which Zesiger Capital Group, LLC (“ZCG”) holds dispositive power and 5,342,740 shares as to which they hold voting power for shares that are owned by their investment advisory clients. ZCG disclaims beneficial ownership of all of these shares.

(4)          Includes 2,317,030 shares as to which Mr. Mueller holds sole dispositive and voting power and 431,650 shares as to which Mr. Mueller holds shared dispositive power and 9,000 shares as to which Mr. Mueller holds shared voting power. Includes (i) 14,000 shares owned by members of Mr. Mueller’s family in which Mr. Mueller shares voting and dispositive power. Mr. Mueller disclaims beneficial ownership of such shares.

(5)          Includes 5,750,951 shares held in customer accounts over which partners and/or employees of the Gilder Gagnon has discretionary authority to dispose of or direct the disposition of the shares, 111,145 shares held in accounts owned by the partners of the Reporting Person and their families, and 53,000 shares held in the account of the profit-sharing plan of Gilder Gagnon.

Directors and Named Executive Officers

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Paul K. Willmott	1,293,145	(3)	2.4%
Leland O. Erdahl	206,643	(4)	0.4%
George R. Ireland	1,735,949	(5)	3.3%
David N. Clark	316,666		0.6%
Terence J. Cryan	1,000		—
Richard A. Van Horn	474,161	(6)	0.90
Mark S. Pelizza	374,983	(7)	0.7%
Thomas H. Ehrlich	475,375	(8)	0.9%
All named executive officers and directors as a group (8 persons)	4,877,922		9.2%

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

(3)          Includes 1,153,688 shares that may be obtained by Mr. Willmott through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 290,185 shares that may be obtained by Mr. Willmott through the exercise of stock options exercisable more than 60 days from the date hereof.

(4)          Includes 69,687 shares that may be obtained by Mr. Erdahl through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 11,626 shares that may be obtained by Mr. Erdahl through the exercise of stock options exercisable more than 60 days from the date hereof.

(5)          Includes 184,937 shares that may be obtained by Mr. Ireland through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 11,626 shares that may be obtained by Mr. Ireland through the exercise of stock options exercisable more than 60 days from the date hereof.  Includes 1,218,466 and 314,866 shares owned by Geologic Resource Fund Ltd. and Geologic Resource Fund LP, respectively. Mr. Ireland is the managing partner and has an economic interest in each of these funds.

(6)          Includes 460,828 shares that may be obtained by Mr. Van Horn through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 155,172 shares that may be obtained by Mr. Van Horn through the exercise of stock options exercisable more than 60 days from the date hereof.

(7)          Includes 307,103 shares that may be obtained by Mr. Pelizza through the exercise of stock options that are currently exercisable or will become exercisable within 60 days. Does not include 155,172 shares that may be obtained by Mr. Pelizza through the exercise of stock options exercisable more than 60 days from the date hereof.

(8)          Includes 467,275 shares that may be obtained by Mr. Ehrlich through the exercise of stock options and deferred compensation plans that are currently exercisable or will become exercisable within 60 days. Does not include 155,172 shares that may be obtained by Mr. Ehrlich through the exercise of stock options exercisable more than 60 days from the date hereof.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

None

Item 14.                 Principal Accountant Fees and Services.

The Audit Committee approved the engagement of Hein & Associates, LLP as the Company’s independent auditors for the year ended December 31, 2006.

Audit Fees.

The Company was billed for audit fees and services by Hein & Associates, LLP the Company’s principal independent accountants, during the years ended December 31, 2006 and 2005 of $214,653 and $52,588, respectively. Audit fees include fees for the audits of the Company’s consolidated financial statements and fees in connection with internal controls testing and evaluation under Sarbanes-Oxley requirements.

Audit Related Fees.

The Company was billed audit related fees of $23,465 in 2006 and $29,559 in 2005. Audit related fees include fees for the review of registration statements and issuance of consent letters in 2006.

Tax Fees.

The Company was billed $1,279 in tax fees in 2006. No such tax fees were billed in 2005.

All Other Fees.

None.

Audit Committee Pre-Approval Policies and Procedures.

The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor to assure that the provision of such services do no impair the auditor’s independence.

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

Date: April 30, 2007
URANIUM RESOURCES, INC.
	By:	/s/ PAUL K. WILLMOTT
Paul K. Willmott, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ PAUL K. WILLMOTT	April 30, 2007
Paul K. Willmott,
Director, Chairman and Chief Executive Officer
/s/ DAVID N. CLARK	April 30, 2007
David N. Clark
Director, President and Chief Operating Officer
/s/ THOMAS H. EHRLICH	April 30, 2007
Thomas H. Ehrlich,
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ LELAND O. ERDAHL	April 30, 2007
Leland O. Erdahl, Director
/s/ GEORGE R. IRELAND	April 30, 2007
George R. Ireland, Director
/s/ TERENCE J. CRYAN	April 30, 2007
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

10.4	0*	Limited Liability Company Agreement of Churchrock Venture LLC (filed with the Company’s Current Report on Form 8-K dated December 5, 2006, SEC File No. 000-17171).
10.4	1*	Compensation Agreement dated March 12, 2007 between the Company and Craig S. Bartels (filed with the Company’s Form 8-K dated March 13, 2007, SEC File No. 000-17171).
10.4	2*	Compensation Agreement dated March 12, 2007 between the Company and David N. Clark (filed with the Company’s Form 8-K dated March 13, 2007, SEC File No. 000-17171).
14	*	Uranium Resources, Inc. Amended Code of Ethics for Senior Executives. (filed with the Company’s Form 10-K dated March 30, 2007, SEC File No. 000-17171).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.