Form 10-Q
period 2007-03-31
URANIUM RESOURCES INC /DE/
filed 2007-05-10
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

(Check one):	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	52,718,212 as of May 7, 2007

URANIUM RESOURCES, INC.
2007 FIRST QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$16,560,467	$20,176,771

Receivables, net	1,119,337	713,529
Uranium and materials/supplies inventory	2,085,010	1,603,585
Prepaid and other current assets	401,388	410,000
Total current assets	20,166,202	22,903,885

Property, plant and equipment, at cost:
Uranium properties	71,434,781	67,153,797
Other property, plant and equipment	573,018	465,613
Less-accumulated depreciation, depletion and impairment	(51,634,112)	(49,423,848)
Net property, plant and equipment	20,373,687	18,195,562

Other assets	2,256,497	2,369,434
Long-term investment:
Certificate of deposit, restricted	2,519,006	2,467,491
	$45,315,392	$45,936,372

The accompanying notes to financial statements are an integral part of these consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Accounts payable	$2,021,701	$1,994,184
Current portion of restoration reserve	1,327,026	1,520,192
Accrued interest and other accrued liabilities	1,005,811	816,877
Current portion of long-term debt	236,993	201,804
Total current liabilities	4,591,531	4,533,057

Other long-term liabilities and deferred credits	3,924,077	3,998,229

Long-term debt, less current portion	659,416	635,691
Commitments and contingencies (Notes 1, 2 and 3)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2007—51,797,339; 2006—51,791,339	51,835	51,829
Paid-in capital	127,044,297	126,252,871
Accumulated deficit	(90,946,346)	(89,525,887)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	36,140,368	36,769,395
	$45,315,392	$45,936,372

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Uranium sales—	$4,574,167	$1,068,589
Total revenue	4,574,167	1,068,589
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	438,976	79,435
Operating expenses	1,787,063	1,523,592
Accretion/amortization of restoration reserve	170,180	132,974
Depreciation and depletion	1,487,049	616,839
Gain on derivatives	—	(34,294,072)
Total (gain on) cost of uranium sales	3,883,268	(31,941,232)
Earnings from operations before corporate expenses	690,899	33,009,821

Corporate expenses—
General and administrative	2,212,092	1,056,752
Depreciation	21,162	5,971
Total corporate expenses	2,233,254	1,062,723
Earnings (loss) from operations	(1,542,355)	31,947,098

Other income (expense):
Interest expense	(7,866)	(2,739)
Interest and other income, net	129,762	213,787

Net earnings (loss)	$(1,420,459)	$32,158,146

Net earnings (loss) per common share:*
Basic	$(0.03)	$0.79
Diluted	$(0.03)	$0.73

Weighted average common shares and common equivalent shares per share data:*
Basic	51,795,006	40,954,437
Diluted	51,795,006	44,221,134

*                            Net earnings (loss) per share and weighted average common shares information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net earnings (loss)	$(1,420,459)	$32,158,146
Reconciliation of net earnings (loss) to cash provided by (used in) operations—
Gain on derivatives	—	(34,294,072)
Accretion/amortization of restoration reserve	170,180	132,974
Depreciation and depletion	1,508,211	622,810
Decrease in restoration and reclamation accrual	(330,720)	(247,817)
Stock compensation expense	773,672	396,899
Other non-cash items, net	152,738	108,727

Effect of changes in operating working capital items—
Increase in receivables	(405,808)	(372,937)
(Increase) decrease in inventories	198,886	(31,791)
Increase in prepaid and other current assets	(132,793)	(84,025)
Increase in payables, accrued liabilities and deferred credits	216,451	1,320,623
Net cash provided by (used in) operations	730,358	(290,463)

Investing activities:
Increase in certificate of deposit, restricted	(51,515)	(158,631)
Additions to property, plant and equipment—
Kingsville Dome	(1,763,946)	(3,289,633)
Vasquez	(248,952)	(923,407)
Rosita	(1,093,373)	(70,493)
Rosita South	(539,537)	—
Churchrock	(211,389)	(171,686)
Crownpoint	(29,871)	(47,292)
Other property	(353,424)	(434,855)
Other assets	(4,257)	—
Net cash used in investing activities	(4,296,264)	(5,095,997)

Financing activities:
Payments on borrowings	(68,158)	(782)
Issuance of common stock, net	17,760	—
Net cash used in financing activities	(50,398)	(782)
Net decrease in cash and cash equivalents	(3,616,304)	(5,387,242)
Cash and cash equivalents, beginning of period	20,176,771	5,852,716
Cash and cash equivalents, end of period	$16,560,467	$465,474

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements March 31, 2007 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2006 Annual Report on Form 10-K/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2007.

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

2.                                      DESCRIPTION OF BUSINESS

URI was organized in 1977 to mine uranium in the United States using the in situ recovery (“ISR”) mining process. This process is generally more cost effective and environmentally benign than conventional mining techniques. From 1988 through 1999 we produced about 6.1 million pounds of uranium from two South Texas properties, 3.5 million pounds from Kingsville Dome and 2.6 million pounds from Rosita.

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

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

The following non-cash transaction occurred in the first quarter of 2007 and 2006:

During the first quarter of 2007 and 2006, the Company entered into capital leases to acquire property, plant and equipment items including logging trucks and office computers and equipment totaling $96,000 and $50,000, respectively.  The outstanding balance of the capital leases was $446,000 at March 31, 2007.

In March 2006, 103,896 shares of the Company’s Common Stock were issued in connection with the conversion of the Convertible Notes described in Footnote 8.

4.                                      URANIUM PROPERTIES

Vasquez Project

The Vasquez project commenced production in the fourth quarter of 2004.  Since its start-up and through March 31, 2007, the project has produced 595,400 pounds of uranium. In the first quarter of 2007 we produced 44,100 pounds.  As production at Vasquez declines we are beginning preparations for restoration activities at this project and expect to commence with restoration in the third quarter of 2007.

Kingsville Dome Project

We began production from wellfield 13 at Kingsville Dome at the end of January 2007, which was the first new wellfield to be brought on in Production Area Authorization (“PAA”) #3.  Production from wellfield 13 was 48,600 pounds in the first quarter of 2007.  Kingsville Dome produced a total of 64,900 pounds for the quarter.

During the first quarter wellfield delineation and development work has continued on PAA #3 wellfields 14 and 15 at Kingsville Dome.  Production from wellfield 14 is planned for the second quarter of 2007 and wellfield 15 production is expected to begin by early summer 2007.

Rosita/Rosita South

Capital expenditures for our Rosita and Rosita South projects totaled $1.6 million in the first quarter of 2007.  These costs were made to upgrade the Rosita plant and elution circuit and construction of a drying facility at Rosita and for wellfield development at Rosita and wellfield evaluation at Rosita South.  The timing of production from Rosita and Rosita South will be dependent on the results of our drilling program which is expected to be completed in the second quarter of 2007.

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

In December 2005 we entered into a joint venture with Itochu to develop our Churchrock property in New Mexico. See “Joint Venture for Churchrock Property.”  Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, which was completed at the end of 2006. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.  The parties have extended the preliminary investment decision until August 1, 2007.

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

Derivative Financial Instruments

The Company determined that its long-term uranium sales contracts in effect prior to March 2006 met the definition of derivative financial instruments for financial statement reporting purposes.  Changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts.  The Company has not entered into hedge transactions with respect to its uranium sales contracts.

6.                                      STOCK BASED COMPENSATION

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

The adoption of SFAS 123(R) resulted in stock compensation expense for the three months ended March 31, 2007 and 2006 of $774,000 and $397,000, respectively, to general and administrative expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2007 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending March 31, 2007.

No new option grants were made during the three months ended March 31, 2007 or 2006.

Stock Options as of the Three Months Ended March 31, 2007 and 2006

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

Directors Stock Options

On June 19, 2001, the Company granted to certain outside directors options to purchase 75,000 shares of the Company’s Common Stock at an exercise price of $0.88 per share.  All such options were immediately exercisable and will expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first.  These options have not been exercised and 25,000 of these options were cancelled as of March 31, 2007.

On June 2, 2004 the Company adopted the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”). Under the 2004 Directors’ Plan, each non-employee director on the date the Plan was adopted was granted an option to purchase 75,000 shares of Common Stock. Each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase 25,000 shares of Common Stock and, each Non-Employee Director shall be granted an option to purchase 25,000 shares either, (a) upon his or her reelection at an annual meeting of the Company’s stockholders or (b) in any calendar year in which an annual meeting of stockholders is not held, on June 1 of such year. In June 2006, the Directors’ Stock Option Plan was amended to increase the initial grants to non-employee Directors to 50,000 shares of Common Stock.  The 2004 Directors’ Plan replaces an earlier plan that expired in 2004. At March 31, 2007, there were outstanding options for the purchase of 2,000 shares under the old plan.  Stock options under the 2004 Directors’ Plan vest ratably over a 4 year time frame and have a contractual term of 10 years.

At the June 2006 and 2005 annual meeting of the stockholders, each of the non-employee directors of the Company was granted an option under the 2004 Directors Plan to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.15 and $1.80 per share, respectively. In June and October 2006 options to purchase 50,000 shares of the Company’s Common Stock were granted to two new non-employee directors of the Company at exercise prices of $5.13 and $2.97, respectively.  The non-employee directors hold options covering 350,000 shares under the 2004 Directors’ Plan at March 31, 2007. At March 31, 2007, 700,000 shares were available for future grants under the 2004 Directors’ Plan.

The following table summarizes stock options outstanding and changes during the three months period ended March 31, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at Jan. 1, 2007	4,675,209	$2.44
Granted	—	—
Exercised	(6,000)	$2.96
Canceled or forfeited	(44,325)	$12.72
Options outstanding at March 31, 2007	4,624,884	$2.35	7.64	$26,845,000

Options exercisable at March 31, 2007	2,560,592	$2.12	6.99	$15,452,055

Shares available for grant under the Plans as of March 31, 2007 were 730,500.

Stock options outstanding and currently exercisable at March 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining		Number of
	Options	Contractual Life	Weighted Average	Options	Weighted Average
Stock Option Plan	Outstanding	(in years)	Exercise price	Exercisable	Exercise Price
1995 Stock Incentive Plan	2,586,196	6.72	$1.59	1,680,244	$1.58
2004 Employee Incentive Plan	1,686,688	8.91	3.43	790,974	3.34
Directors Stock Option Plan	2,000	2.48	7.79	1,874	8.30
2004 Directors Plan	350,000	8.30	2.65	87,500	1.25
	4,624,884	7.64	$2.35	2,560,592	$2.12

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2007 was approximately $3.9 million, which is expected to be recognized over a weighted average period of approximately 2 years.

7.                                      ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended March 31, 2007:

Reserve for future restoration and reclamation costs beginning of period	$4,229,193
Additions and changes in cash flow estimates	48,660
Costs incurred	(366,069)
Accretion expense	50,091
Reserve for future restoration and reclamation costs at end of period	$3,961,875

8.                                      SHAREHOLDERS’ EQUITY

Convertible Notes

In March 2006, 103,896 shares of the Company’s Common Stock were issued in connection with the conversion of the Convertible Notes described in Footnote 6.

Common Stock Issued Upon Conversion of Options

In February 2007, the Company raised $17,760 of equity through the issuance of 6,000 shares of Common Stock of the Company upon the exercise of outstanding stock options.

The following table details the changes in shareholders equity for the three months ended March 31, 2007:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2006	51,791,339	$51,829	$126,252,871	$(89,525,887)	$(9,418)
Net loss	—	—	—	(1,420,459)	—
Stock option exercise	6,000	6	17,754	—	—
Stock compensation expense	—	—	773,672	—	—
Balances, March 31, 2007	51,797,339	$51,835	$127,044,297	$(90,946,346)	$(9,418)

9.                                      ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, we recognized no change in our recorded assets or liabilities for unrecognized income tax benefits. Based on our analysis of all material tax positions taken, management believes the technical merits of these positions are justified and expects that the full amount of the deductions taken and associated tax benefits will be allowed.

FIN 48 requires the evaluation of a tax position as a two-step process. We must determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the “more likely than not” recognition threshold, then the tax benefit is measured and recorded at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The re-assessment of our tax positions in accordance with FIN 48 did not result in any material change to our financial condition, results of operations or cash flows.

We have also assessed the classification of interest and penalties, if any, related to income tax matters. Pursuant to the application of FIN 48, we have made an accounting election to treat interest and penalties related to income tax matters, if any, as a component of income tax expense rather than other operating expenses.

10.                               Impact of Recent Accounting Pronouncements

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a common definition for the measurement of fair value for use in applying generally accepted accounting principles in the United States of America and in preparing financial statement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the effect of the adoption and implementation of SFAS No. 157, which is not expected to have a material impact on our financial condition, results of operations or cash flows.

Fair Value Option for Financial Assets and Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the effect of the adoption and implementation of SFAS No. 159, which is not expected to have a material impact on our financial condition, results of operations or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and any financial data incorporated herein by reference to the Company’s reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Except for historical information contained in this report, the matters discussed herein contain forward-looking statements, made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including management’s expectations regarding the Company’s reserves and mineralized uranium materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from management’s expectations. Key factors impacting current and future operations of the Company include the price of uranium, weather conditions, operating conditions at the Company’s mining projects, government regulation of the mining industry and the nuclear power industry, the world-wide supply and demand of uranium, availability of capital, timely receipt of mining and other permits from regulatory agencies and other matters indicated in “Cautionary Statement,” found in the Company’s Annual Report.

Financial Condition and Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Production. In the first three months of 2007 we produced 109,000 pounds.  The Vasquez project produced 44,100 pounds and Kingsville Dome produced 64,900 pounds.  Production in the first three months of 2006 was 55,400, all of which was produced from the Vasquez project.

Uranium  Sales. In the first three months of 2007 we sold 79,700 pounds compared to sales of 65,600 pounds in the same period of 2006.  In the first three months of 2007 we had revenues of $4.6 million ($57.41 per pound) compared to $1.1 million ($16.29 per pound) in the first three months of 2006.  The increase in the sales revenue per pound in 2007 resulted from higher prices received under new contracts entered into with each of our two customers in March 2006 which superseded the previous contracts.

Cost of Uranium Sales.  Our cost of uranium sales from the sale of produced uranium in the first quarter of 2007 was $3.9 million ($48.74 per pound) compared to $2.4 million in the first quarter of 2006 ($35.86 per pound), excluding the gain on derivatives of $34.3 million recorded in connection with the revised uranium sales contracts  in March 2006.

 Operating expenses per pound decreased to $22.43 per pound in the first quarter of 2007 compared to $23.22 per pound in the first quarter of 2006.  Royalties and commissions in first quarter of 2007 increased to $5.51 per pound compared to $1.21 per pound in the first quarter of 2006 as a result of the increased sales prices we received in 2007 compared to 2006.  Depreciation and depletion in the first quarter of 2007 increased to $18.66 per pound compared to $9.40 per pound for the first quarter of 2006.  The first quarter of 2006 included only Vasquez production, while 2007 included production from the first two wellfields at Kingsville Dome which was produced a higher capital cost than experienced in the first quarter of 2006 at Vasquez.  Accretion and amortization of future restoration costs was $170,000 in the first quarter of 2007 compared to $133,000 in the first quarter of 2006.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $2.2 million in the first three months of 2007 compared to $1.1 million for the same period in 2006.

Significant expenditures for general and administrative expenses for the three months ended March 31, 2007 and 2006 were:

	2007	2006
Stock compensation expense	$774,000	$397,000
Salaries and payroll burden	551,000	300,000
Legal, accounting, public company expenses	407,000	156,000
Insurance and bank fees	111,000	85,000
Consulting and professional services	190,000	58,000
Office expenses	89,000	41,000
Travel expenses	57,000	24,000
Other, project allocations	33,000	(5,000)

Total	$2,212,000	$1,056,000

The non-cash compensation expense recorded for the three months ended March 31, 2007 and 2006 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company’s stock option grants.

Salary and payroll costs increases for the three months presented resulted primarily from the additions to the engineering, professional and executive levels in South Texas and New Mexico made in 2007 and 2006 and compensation increases for the Company’s key personnel in the second half of 2006.

The Company’s legal, accounting and public company expenses increased in 2007 from audit and consulting fees related to Sarbanes-Oxley compliance, increased legal fees related to the finalization of our NASDAQ listing and the increase in the Company’s Board of Directors membership in late 2006 and an increase in Board and Committee meetings in 2007.

Our insurance costs increased in the three month period from higher directors and officer’s insurance premiums, higher cost of property and casualty coverage and increased vehicle coverage premiums resulting from additional vehicles in 2007.

The costs for consulting and professional services increased in the three month period as a result of an increase in project related activities in 2007.  Such activities include increased in activities in New Mexico related to work performed in the review and assessment of our New Mexico property data bases to evaluate their potential as  conventional mining projects, New Mexico costs related to the preparation of ISR projects towards their final licensing and permitting phase, increases in environmental, health and safety training, the engagement of an investor relations and media relations firm in late 2006 and consulting work and computer networking and web site design work.

Increased office costs incurred in the three months resulted primarily from the opening of a corporate office location in Corpus Christi, Texas in June 2006, increases in the South Texas Kingsville operations office resulting from the personnel added in 2006 and additions made to the Crownpoint office in New Mexico to support the additional activities in the first quarter of 2007.

Net Earnings and Losses. For the three months ended March 31, 2007 and 2006, we had a net loss of $1.4 million and net earnings of $32.2 million, respectively.  The earnings in 2006 included a non-cash gain on derivatives of $34.3 million.

Cash Flow.  As of March 31, 2007 we have a cash balance of approximately $16.6 million compared to $465,000 at the same date in 2006.

In the first three months of 2007, we had positive cash flow from operations of $730,000, resulting primarily from the increased price received under our uranium sales contracts that were amended in March 2006.  We also used $4.3 million in investing activities for wellfield development and evaluation drilling capital at Kingsville Dome of $1.8 million, additional wellfield development at Vasquez of $249,000, Rosita and Rosita South project expenditures of $1.1 million and $540,000, other Texas property and other assets of $358,000 and other property additions in New Mexico of $244,000.

In the first quarter of 2006, we had a negative cash flow from operations of ($290,000) and used $5.1 million in investing activities primarily for production start-up capital at Kingsville Dome of $3.3 million additional wellfield development at Vasquez and other plant and equipment additions of $1.4 million.

Liquidity—Cash Sources and Uses for 2007

In the first three months of 2007 our net cash outflows have averaged $1.2 million per month. Our cash balance at March 31, 2007 was $16.6 million and based upon our current plan of operations we anticipate that our operating and capital requirements for 2007 will be met through existing cash and cash generated from operations.

Contingent Liabilities—Off Balance Sheet Arrangements

In April 2006, the Company completed the sale of 10,200,307 shares of its Common Stock at $4.90 per share to accredited investors resulting in gross proceeds of approximately $50 million before expenses of the offering.  The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares.  Such shares are subject to certain resale registration rights that include penalties (1% per month) in the event registration statement does not become effective in a timely manner or if the registration statement fails to remain effective.  On August 4, 2006, such registration statement was made effective and the Company met its initial obligation.  We have periodically updated the registration statement as necessary to ensure that the registration statement has continued to remain effective.

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $2.1 million and $2.0 million were issued at March 31, 2007 and December 31, 2006, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2.8 million were issued for the benefit of the Company at March 31, 2007 and December 31, 2006. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at March 31, 2007 and December 31, 2006, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K/A.  We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

Derivative Financial Instruments

The Company determined that its long-term uranium sales contracts in effect prior to March 2006 met the definition of derivative financial instruments for financial statement reporting purposes.  Changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts.  The Company has not entered into hedge transactions with respect to its uranium sales contracts.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

During the the year ended December 31, 2006 and the quarter ended March 31, 2007, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 and March 31, 2007 were not effective as a result of the material weakness in our internal controls over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and March 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of the annual report on Form 10-K for the year ended December 31, 2006 and March 31, 2007. As a result of these assessments, a material weakness was identified in March 2007, in connection with our year ended December 31, 2006 audit procedures, leading management to conclude that our internal controls over financial reporting were not effective as of December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following material weakness forms the basis for our conclusion at December 31, 2006 and March 31, 2007:

•          Controls over the Review of Financial Statements. Our financial and accounting organization consists of the Vice President—Finance and the Corporate Controller. Due to a lack of financial and accounting resources, the financial records preparation and review procedures performed by our personnel with respect to our application of the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) ” Share-Based Payment” (“SFAS 123(R)”) for the fourth quarter of 2006 did not correctly record certain terms of stock option grants made in the fourth quarter of 2006. This matter was identified by our auditors in March 2007 during the course of their audit procedures and resulted in an audit adjustment increasing stock compensation expense by $629,000 in our year end 2006 financial statements. Because of this lack of resources, review procedures were not consistently performed on a timely basis to ensure that financial reporting and fraud risk controls were operating in the manner designed.

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

•          The addition of accounting and support staff will allow for the formal documentation of our purchasing and procurement policies and permit the implementation of review procedures at each uranium project location and in the financial reporting area for compliance with such policies.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

No change from the prior annual filing on our Form 10-K/A.

ITEM 1A.                    RISK FACTORS

Over 65.2% of our shares of Common Stock is controlled by Principal Stockholders and Management.

Over 56.0% of our Common Stock is controlled by five stockholders of record. In addition, our directors and officers are the beneficial owners of about 9.2% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

As of December 31, 2006 and March 31, 2007, we identified a material weakness in internal control over financial reporting and concluded that our disclosure controls were not effective. If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may be misled and lose confidence in our financial reporting and disclosures and the price of our common stock may be negatively affected.

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

In connection with the assessment of our internal control over financial reporting for our Annual Report on Form 10-K/A, as further described in Item 9A of such Form 10K/A, management and our registered public accounting firm determined that as of December 31, 2006 and March 31, 2007 our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting.

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

URANIUM RESOURCES, INC.

Dated: May 10, 2007	By:	/s/ Paul K. Willmott
Paul K. Willmott
Director and
Chief Executive Officer

Dated: May 10, 2007	By:	/s/ Thomas H. Ehrlich
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

10.40*	Limited Liability Company Agreement of Churchrock Venture LLC (filed with the Company’s Current Report on Form 8-K dated December 5, 2006, SEC File No. 000-17171).

10.41*	Compensation Agreement dated March 12, 2007 between the Company and Craig S. Bartels (filed with the Company’s Form 8-K dated March 13, 2007, SEC File No. 000-17171).

10.42*	Compensation Agreement dated March 12, 2007 between the Company and David N. Clark (filed with the Company’s Form 8-K dated March 13, 2007, SEC File No. 000-17171).

10.43*

Amended and Restated 2004 Directors’ Stock Option Plan dated April 10, 2007 (filed with the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated April 11, 2007, SEC File No. 333-133960).

10.44	Uranium Resources, Inc. 2007 Restricted Stock Plan.

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. Filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.