Form 10-Q
period 2007-06-30
URANIUM RESOURCES INC /DE/
filed 2007-08-09
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

(Check one):	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	52,271,929 as of August 7, 2007

URANIUM RESOURCES, INC.
2007 SECOND QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$16,495,323	$20,176,771

Receivables, net	1,168,130	713,529
Uranium and materials/supplies inventory	2,491,425	1,603,585
Prepaid and other current assets	568,594	410,000
Total current assets	20,723,472	22,903,885

Property, plant and equipment, at cost:
Uranium properties	75,758,035	67,153,797
Other property, plant and equipment	638,890	465,613
Less-accumulated depreciation, depletion and impairment	(53,759,117)	(49,423,848)
Net property, plant and equipment	22,637,808	18,195,562

Other assets	2,381,760	2,369,434
Long-term investment:
Certificates of deposit, restricted	2,890,423	2,467,491
	$48,633,463	$45,936,372

The accompanying notes to financial statements are an integral part of these consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2007	December 31, 2006
	(Unaudited)
Current liabilities:
Accounts payable	$2,237,749	$1,994,184
Current portion of restoration reserve	1,399,006	1,520,192
Accrued interest and other accrued liabilities	1,554,389	816,877
Current portion of long-term debt	226,869	201,804
Total current liabilities	5,418,013	4,533,057

Other long-term liabilities and deferred credits	3,805,012	3,998,229

Long-term debt, less current portion	607,555	635,691
Commitments and contingencies (Notes 1, 2 and 3)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2007—52,225,836; 2006—51,791,339	52,264	51,829
Paid-in capital	128,523,131	126,252,871
Accumulated deficit	(89,763,094)	(89,525,887)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	38,802,883	36,769,395
	$48,633,463	$45,936,372

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Uranium sales—	$7,962,709	$1,844,770	$12,536,876	$2,913,359
Total revenue	7,962,709	1,844,770	12,536,876	2,913,359
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	981,966	169,891	1,420,942	249,326
Operating expenses	1,556,011	1,593,836	3,343,074	3,117,428
Accretion/amortization of restoration reserve	137,021	141,334	307,201	274,308
Depreciation and depletion	1,810,964	772,250	3,298,013	1,389,089
Exploration expenses	—	234,646	—	234,646
Gain on derivatives	—	(526,875)	—	(34,820,947)
Total (gain on) cost of uranium sales	4,485,962	2,385,082	8,369,230	(29,556,150)
Earnings (loss) from operations before corporate expenses	3,476,747	(540,312)	4,167,646	32,469,509

Corporate expenses—
General and administrative	2,479,152	1,600,261	4,691,244	2,657,013
Depreciation	25,022	7,088	46,184	13,059
Total corporate expenses	2,504,174	1,607,349	4,737,428	2,670,072
Earnings (loss) from operations	972,573	(2,147,661)	(569,782)	29,799,437

Other income (expense):
Interest expense	(4,500)	(1,594)	(12,366)	(4,333)
Interest and other income, net	215,179	33,158	344,941	246,945

Net earnings (loss)	$1,183,252	$(2,116,097)	$(237,207)	$30,042,049

Net earnings (loss) per common share:*
Basic	$0.02	$(0.04)	$(0.00)	$0.67
Diluted	$0.02	$(0.04)	$(0.00)	$0.63

Weighted average common shares and common equivalent shares per share data:*
Basic	52,113,104	48,744,297	51,954,068	44,870,884
Diluted	56,228,005	48,744,297	51,954,068	47,677,369

*                            Net earnings (loss) per share and weighted average common shares information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006

Net earnings (loss)	$(237,207)	$30,042,049
Reconciliation of net earnings (loss) to cash provided by (used in) operations—
Gain on derivatives	—	(34,820,947)
Accretion/amortization of restoration reserve	307,201	274,308
Depreciation and depletion	3,344,197	1,402,148
Decrease in restoration and reclamation accrual	(655,542)	(458,038)
Stock compensation expense	1,555,941	796,451
Other non-cash items, net	341,421	210,281

Effect of changes in operating working capital items—
Increase in receivables	(454,601)	(590,702)
(Increase) decrease in inventories	46,274	(14,372)
Increase in prepaid and other current assets	(486,875)	(190,896)
Increase in payables, accrued liabilities and deferred credits	981,077	1,348,207
Net cash provided by (used in) operations	4,741,886	(2,001,511)

Investing activities:
Increase in certificates of deposit, restricted	(422,932)	(566,008)
Settlement of derivative instrument	—	(12,000,000)
Additions to property, plant and equipment—
Kingsville Dome	(3,827,251)	(5,196,719)
Vasquez	(410,611)	(1,573,094)
Rosita	(1,877,161)	(128,308)
Rosita South	(1,163,880)	(56,984)
Churchrock	(417,681)	(218,551)
Crownpoint	(48,548)	(58,555)
Other property	(838,749)	(931,034)
Net cash used in investing activities	(9,006,813)	(20,729,253)

Financing activities:
Payments on borrowings	(131,275)	(5,124)
Issuance of common stock, net	714,754	48,572,182
Net cash provided by financing activities	583,479	48,567,058
Net decrease in cash and cash equivalents	(3,681,448)	25,836,294
Cash and cash equivalents, beginning of period	20,176,771	5,852,716
Cash and cash equivalents, end of period	$16,495,323	$31,689,010

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements June 30, 2007 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2006 Annual Report on Form 10-K/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2007.

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

In 1999 we shut-in our production because of depressed uranium prices.  When uranium prices reached a level where it was prudent to commence operations the company began producing at its Vasquez property in South Texas in the fourth quarter of 2004.  Production at Kingsville Dome began in the second quarter of 2006.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

The following non-cash transaction occurred in the first six months of 2007 and 2006:

During the first six months of 2007 and 2006, the Company entered into capital leases to acquire property, plant and equipment items including logging trucks and office computers and equipment totaling $98,000 and $218,000, respectively.  The outstanding balance of the capital leases was $384,000 at June 30, 2007.

In March 2006, 103,896 shares of the Company’s Common Stock were issued in connection with the conversion of the Convertible Notes described in Footnote 8.

4.                                      URANIUM PROPERTIES

Vasquez Project

The Vasquez project commenced production in the fourth quarter of 2004.  Since its start-up and through June 30, 2007, the project has produced 615,800 pounds of uranium. In the first six months of 2007 we produced 20,400 pounds.  As production at Vasquez declines we are beginning preparations for restoration activities at this project.

Kingsville Dome Project

We began production from wellfield 13 at Kingsville Dome at the end of January 2007, which was the first new wellfield to be brought on in Production Area Authorization (“PAA”) #3.  Production from wellfield 13 was 164,100 pounds in the first half of 2007.  Kingsville Dome produced a total of 180,300 pounds for the first six months of 2007.

During the first half of 2007 wellfield delineation and development work has continued on PAA #3 wellfields 14 and 15 at Kingsville Dome.  Production from wellfield 14 commenced in July 2007.

Rosita/Rosita South

Capital expenditures for our Rosita and Rosita South projects totaled $3.0 million in the first half of 2007.  These costs were made to upgrade the Rosita plant and elution circuit and construction of a drying facility at Rosita and for wellfield development at Rosita and wellfield evaluation at Rosita South.  The timing of production from Rosita and Rosita South will be dependent on the results of our drilling program.

5.                                      CONTRACT COMMITMENTS

Amendment to Uranium Sales Contracts

In March 2006 we entered into a new contract with Itochu Corporation (“Itochu”) and a new contract with UG U.S.A., Inc. (“UG”) that supersede the previously existing contracts and provide for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are summarized below.

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

In December 2005 we entered into a joint venture with Itochu to develop our Churchrock property in New Mexico. See “Joint Venture for Churchrock Property.”  Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, which was completed at the end of 2006. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess between $43 and $50 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.  The parties have extended the preliminary investment decision until February 1, 2008.

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

The adoption of SFAS 123(R) resulted in stock compensation expense for the three months ended June 30, 2007 and 2006 of $782,000 and $400,000, respectively, and $1.556 million and $796,000, respectively for the six months ended June 30, 2007 and 2006. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2007 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending June 30, 2007.

A total of 100,000 new option grants were made to a non-employee director of the Company in April 2007 at a grant price of $9.25 per share.  This grant was subject to approval of and amendment to the 2004 Director’s Stock Option Plan that was approved at the Annual Meeting of Stockholders on July 12, 2007.  As such grant was subject to stockholder approval, the stock compensation expense related to these options will be recognized upon the approval date of July 12, 2007.

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

Stock Options as of the Six Months Ended June 30, 2007 and 2006

Employee Stock Options

The Company has two stock Incentive Plans for Employees, both of which were approved by the Company’s stockholders.  Under the 1995 Stock Incentive Plan (the “1995 Plan”) 2,284,947 shares may be purchased upon the exercise of outstanding options at June 30, 2007, with exercise prices ranging from $0.76 to $11.75 per share.  No new options may be granted under the 1995 Plan.

Under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) a total of 1,750,000 shares may be issued upon exercise of options granted under the 2004 Plan. At June 30, 2007 there were outstanding under the 2004 Plan options for the purchase of 1,614,877 shares of Common Stock at exercise prices ranging from $2.96 to $5.19 per share. At June 30, 2007, 30,500 shares were available for future grants under the 2004 Plan.

Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years.

Directors Stock Options

On June 19, 2001, the Company granted to certain outside directors options to purchase 75,000 shares of the Company’s Common Stock at an exercise price of $0.88 per share.  All such options were immediately exercisable and will expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first.  25,000 of these options have been exercised and 25,000 of these options have expired unexercised as of June 30, 2007.

On June 2, 2004 the Company adopted the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”). Under the 2004 Directors’ Plan, each non-employee director on the date the Plan was adopted was granted an option to purchase 75,000 shares of Common Stock. Each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase 25,000 shares of Common Stock and, each Non-Employee Director shall be granted an option to purchase 25,000 shares either, (a) upon his or her reelection at an annual meeting of the Company’s stockholders or (b) in any calendar year in which an annual meeting of stockholders is not held, on June 1 of such year. In June 2006, the Directors’ Stock Option Plan was amended to increase the initial grants to non-employee Directors to 50,000 shares of Common Stock.  The 2004 Directors’ Plan replaces an earlier plan that expired in 2004. Stock options under the 2004 Directors’ Plan vest ratably over a 4 year time frame or such other vesting schedule as designated by the Compensation Committee of the Board of Directors.  All option grants have a contractual term of 10 years.  The Compensation Committee may also make discretionary option awards under this plan.

At the June 2006 annual meeting of the stockholders, each of the non-employee directors of the Company was granted an option under the 2004 Directors Plan to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.15 per share. In June and October 2006 options to purchase 50,000 shares of the Company’s Common Stock were granted to two new non-employee directors of the Company at exercise prices of $5.13 and $2.97, respectively.  The non-employee directors hold options covering 350,000 shares under the 2004 Directors’ Plan at June 30, 2007. At June 30, 2007, 700,000 shares were available for future grants under the 2004 Directors’ Plan.

A total of 100,000 new option grants were made to a non-employee director of the Company in April 2007 at a grant price of $9.25 per share subject to the approval of amendments to the 2004 Directors’ Stock Option Plan that was voted on at the Annual Meeting of Stockholders held on July 12, 2007.  Such approval was granted at the July 12, 2007 Annual Meeting.

The following table summarizes stock options outstanding and changes during the six months period ended June 30, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	4,725,209	$1.47
Exercised	(434,497)	$1.65
Canceled or forfeited	(58,575)	$14.96
Options outstanding at June 30, 2007	4,232,137	$2.34	7.59	$36,798,157

Options exercisable at June 30, 2007	2,602,884	$1.95	7.05	$23,646,515

Shares available for grant under the Plans as of June 30, 2007 were 730,500.

Stock options outstanding and currently exercisable at June 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	2,284,947	6.78	$1.51	1,738,908	$1.39
2004 Employee Incentive Plan	1,614,877	8.69	3.42	719,163	3.30
Directors Stock Option Plan	1,063	2.71	4.99	1,063	4.99
2004 Directors Plan	306,250	8.18	2.85	118,750	2.10
Other	25,000	4.00	0.88	25,000	0.88
	4,232,137	7.59	$2.34	2,602,884	$1.95

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2007 was approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 2 years.

7.                                      ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended June 30, 2007:

Reserve for future restoration and reclamation costs beginning of period	$4,229,193
Additions and changes in cash flow estimates	344,918
Costs incurred	(726,107)
Accretion expense	66,788
Reserve for future restoration and reclamation costs at end of period	$3,914,790

8.                                      SHAREHOLDERS’ EQUITY

Convertible Notes

In March 2006, 103,896 shares of the Company’s Common Stock were issued in connection with the conversion of $182,900 of principal and accrued interest of the Convertible Notes issued in 2000.

Common Stock Issued Upon Exercise of Options

During the first six months of 2007, the Company raised $714,754 of equity through the issuance of 434,497 shares of Common Stock of the Company upon the exercise of outstanding stock options.

The following table details the changes in shareholders equity for the six months ended June 30, 2007:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2006	51,791,339	$51,829	$126,252,871	$(89,525,887)	$(9,418)
Net loss	—	—	—	(237,207)	—
Stock option exercise	434,497	435	714,319	—	—
Stock compensation expense	—	—	1,555,941	—	—
Balances, June 30, 2007	52,225,836	$52,264	$128,523,131	$(89,763,094)	$(9,418)

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

Financial Condition and Results of Operations

Comparison of Three and Six Months Ended June 30, 2007 and 2006

Production and production costs.  In the first six months of 2007 we produced 244,900 pounds.  The Vasquez project produced 64,600 pounds and Kingsville Dome produced 180,300 pounds.  Production in the first six months of 2006 was 114,800, 91,300 from Vasquez and 23,500 from Kingsville Dome.  The following table details our production and production cost breakdown for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Vasquez production	20,412	35,943	64,557	91,321

Kingsville Dome production	115,425	23,461	180,321	23,461

Total production	135,837	59,404	244,878	114,782

Total operating costs	$1,708,622	$1,576,417	$3,297,405	$3,131,799
Per pound operating costs	$12.58	$26.54	$13.47	$27.28
Total deprec. and depletion costs	$2,064,767	$987,843	$4,231,521	$1,567,093
Per pound DD&A cost	$15.20	$16.63	$17.28	$13.65
Total production cost	$3,773,389	$2,564,260	$7,528,926	$4,698,892
Production cost per pound	$27.78	$43.17	$30.75	$40.94

Uranium Sales.  In the first half of 2007 we sold 194,022 pounds generating revenue of $12.537 million ($64.62 per pound), compared to sales of 129,970 pounds in the same period of 2006 for revenue of $2.913 million ($22.42 per pound).  In the quarter ended June 30, 2007 we sold 114,351 pounds and had revenue of $7.963 million ($69.63 per pound) compared to second quarter 2006 sales of 64,355 pounds which generated revenue of $1.845 million ($28.67 per pound).  Our increase in the sales resulted from our increased production in 2007 achieved by the commencement of operations in PAA#3 at Kingsville Dome.  The increase in sales revenue was the result of both the increase in pounds sold but more significantly from higher prices we received under new contracts entered into with each of our two customers in March 2006 which superseded the previous contracts.

Cost of Uranium Sales.  Our cost of uranium sales from the sale of produced uranium in the first six months of 2007 was $8.4 million compared to $5.3 million in the same period of 2006, excluding the gain on derivatives of $34.8 million recorded in connection with the revised uranium sales contracts in the first half of 2006.  Cost of uranium sales is comprised primarily of royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses and amortization of our restoration and reclamation cost estimates.  The following table details the cost of uranium sales breakdown for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total pounds sold	114,351	64,355	194,022	129,970
Total operating expenses	$1,556,011	$1,593,836	$3,343,074	$3,117,429
Per pound operating expense	$13.61	$24.77	$17.23	$23.99
Depreciation and depletion	$1,810,964	$772,250	$3,298,013	$1,389,089
Per pound DD&A expense	$15.84	$12.00	$17.00	$10.69
Direct cost of uranium production sold	$3,366,975	$2,366,086	$6,641,087	$4,506,517
Direct cost of sales per pound	$29.44	$36.77	$34.23	$34.67

Royalties and commissions	$981,966	$169,891	$1,420,942	$249,326
Royalties and commissions per pound	$8.59	$2.64	$7.32	$1.92

The second quarter and six months ended June 30, 2007 reflected a higher percentage of sales of Kingsville Dome production compared to Vasquez production sold, resulting from the continued increase in production from PAA #3 wellfields along with a decrease of production from the Vasquez project.  Kingsville Dome PAA#3 wellfields have shown both lower operating and capital cost compared to the previous Kingsville Dome wellfields placed in production in the second quarter of 2006 because of the higher quality of the ore trend being put under the new wellfield.  The PAA#3 wellfields have also demonstrated lower operating costs than our Vasquez production because of the better ore quality at Kingsville Dome and because the Kingsville Dome ore body does not contain the re-reduced ore characteristics found at Vasquez.

Accretion and amortization of future restoration costs in the second quarter of 2007 and 2006 was $137,000 and $141,000, respectively and $307,000 and $274,000, respectively for the first six months of 2007 and 2006.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $2.5 million and $1.6 million, respectively in the three months ended June 30, 2007 and 2006.   General and administrative charges and corporate depreciation was $4.7 million and $2.7 million, respectively in the six months ended June 30, 2007 and 2006.

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2007 and 2006 were:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Stock compensation expense	$782,000	$400,000	$1,556,000	$796,000
Salaries and payroll burden	573,000	354,000	1,122,000	655,000
Legal, accounting, public company expenses	485,000	539,000	837,000	695,000
Insurance and bank fees	159,000	104,000	271,000	189,000
Consulting and professional services	276,000	86,000	525,000	144,000
Office, travel and other expenses	204,000	117,000	380,000	178,000

Total	$2,479,000	$1,600,000	$4,691,000	$2,657,000

The non-cash compensation expense recorded for the three and six months ended June 30, 2007 and 2006 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company’s stock option grants.

Salary and payroll costs increases for the three and six months presented resulted primarily from the additions to the engineering, professional and executive levels in South Texas and New Mexico made in 2007 and 2006 and compensation increases for the Company’s key personnel in the second half of 2006.

Increases in the Company’s legal, accounting and public company expenses in the first six months of 2007 compared to 2006 resulted from audit and consulting fees related to Sarbanes-Oxley compliance, listing fees related to our April 2007 NASDAQ listing and the increase in the Company’s Board of Directors membership in late 2006.  These increases were offset by a reduction in legal fees, as the 2006 period included significant legal costs related to the Itochu joint venture agreement.

The decrease in the Company’s legal, accounting and public company expenses in the second quarter of 2007 compared to 2006 resulted from a reduction in legal fees in 2006 related to the Itochu joint venture.  Increases in the second quarter of 2007 were from audit and consulting fees related to Sarbanes-Oxley compliance, listing fees related to our April 2007 NASDAQ listing and the increase in the Company’s Board of Directors membership in late 2006.

Our insurance costs increased in the three and six months ended June 30, 2007 compared to 2006 from higher directors and officer’s insurance premiums, higher cost of property and casualty coverage and increased vehicle coverage premiums resulting from additional vehicles in 2007.

The costs for consulting and professional services increased in the three and six months ended June 30, 2007 compared to 2006 resulted from increases in project related activities in 2007.  These activities include work performed in the review and assessment of our New Mexico property data bases to evaluate their potential as conventional mining projects, New Mexico costs related to the preparation of ISR projects towards their final licensing and permitting phase, increases in environmental, health and safety training, the engagement of an investor relations and media relations firm in late 2006, consulting and computer networking and web site design work.

Increased office costs incurred in the three and six months ended June 30, 2007 compared to 2006 resulted primarily from the opening of a corporate office location in Corpus Christi, Texas in June 2006, increases in the South Texas Kingsville operations office resulting from the personnel added in 2006 and additions made to the Crownpoint office in New Mexico to support the additional activities in the first quarter of 2007.

Net Earnings and Losses. For the three months ended June 30, 2007 and 2006, we had net earnings of $1.2 million and a net loss of $2.1 million, respectively.  The six months ended June 30, 2007 and 2006, had a net loss of $237,000 and net earnings of $30.0 million, respectively.  The earnings in 2006 included a non-cash gain on derivatives of $34.8 million.

Cash Flow.  As of June 30, 2007 we have a cash balance of approximately $16.5 million compared to $31.6 million at the same date in 2006.

In the first six months of 2007, we had positive cash flow provided by operations of $4.7 million, resulting primarily from the higher volume of uranium sold and the increase in sales prices received under our uranium sales contracts that were amended in March 2006.  We used $9.0 million in investing activities during the first half of 2007.  These expenditures were primarily for wellfield development, evaluation drilling capital and plant and dryer upgrades at Kingsville Dome of $3.8 million, plant and equipment expenditures for restoration start-up at Vasquez of $411,000, Rosita and Rosita South project expenditures for wellfield development, evaluation drilling capital and plant and dryer upgrades of $3.0 million, other Texas property and other assets of $839,000 and property additions in New Mexico of $467,000 primarily for license and permitting activities.

In the first half of 2006, we had a negative cash flow used in operations of ($2.0 million), resulting primarily from our low production volumes coupled with high production costs for the first half of the year.  We also used $20.7 million in investing activities, the largest component of which was the payment of $12.0 million to one of our customers in connection with the restructuring of our uranium sales contract.  Other significant investing activities were for production start-up capital at Kingsville Dome of $5.2 million, additional wellfield development at Vasquez of $1.6 million, other plant and equipment additions of $0.9 million and other property additions in Texas and New Mexico of $1.0 million.

Liquidity—Cash Sources and Uses for 2007

In the second quarter 2007 we were able to remain cash neutral for the period.  Our cash balance at June 30, 2007 was $16.5 million, essentially the same as our balance from the previous quarter.  During the second quarter of 2007 we averaged a net cash outflow of $1.2 million per month. Based upon our current plan of operations we anticipate that our operating and capital requirements for 2007 will be met through existing cash and through cash to be generated from operations.

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

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $2.9 million and $2.0 million were issued at June 30, 2007 and December 31, 2006, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2.8 million were issued for the benefit of the Company at June 30, 2007 and December 31, 2006. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at June 30, 2007 and December 31, 2006, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

During the the year ended December 31, 2006 and the quarter ended June 30, 2007, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 and June 30, 2007 were not effective as a result of the material weakness in our internal controls over financial reporting discussed below.

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

Changes in Internal Controls

During the second quarter of 2007 we have made certain changes in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management is currently evaluating the implementation of these procedures and such additional procedures that may be necessary to fully remediate the material weakness described above. Management is in the process of making the following changes to its system of internal controls:

•       We are relocating and expanding our corporate office effective August 2007.  This will allow for the hiring of additional personnel, including both experienced accounting and support staff to allow for improved segregation of duties and allow for a more thorough review, by senior financial personnel, of the financial statements and underlying supporting documentation. We added one accounting staff in June 2007 and have designed their responsibilities to improve the segregation of duties functions previously identified as internal control weaknesses.  We are currently reviewing potential candidates to expand our internal accounting resources and expect to make these additional hires in August 2007.

•       The addition of accounting and support staff in June 2007 has allowed us to conduct a more detailed review of our purchasing and procurement procedures.  We are currently evaluating the results of this review and expect to determine an evaluation on the compliance with our existing purchasing policies and permit the implementation of additional review procedures at each uranium project location and in the financial reporting area.

We believe the changes that were made in the second quarter of 2007 have addressed certain of those weaknesses in internal controls identified as of December 31, 2006.  While we believe certain of these deficiencies have been remediated and/or mitigated we have not conducted a complete review and assessment of our overall internal control environment to be able to conclude that the material weakness identified in connection with our December 31, 2006 financial statements is no longer applicable.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

No change from the prior annual filing on our Form 10-K/A.

ITEM 1A.                    RISK FACTORS

Over 65.7% of our shares of Common Stock is controlled by Principal Stockholders and Management.

Over 56.0% of our Common Stock is controlled by five stockholders of record. In addition, our directors and officers are the beneficial owners of about 9.7% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

As of December 31, 2006 and June 30, 2007, we identified a material weakness in internal control over financial reporting and concluded that our disclosure controls were not effective. If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may be misled and lose confidence in our financial reporting and disclosures and the price of our common stock may be negatively affected.

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

In connection with the assessment of our internal control over financial reporting for our Annual Report on Form 10-K/A, as further described in Item 9A of such Form 10K/A, management and our registered public accounting firm determined that as of December 31, 2006 and June 30, 2007 our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting.

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

URANIUM RESOURCES, INC.

Dated: August 9, 2007	By:	/s/ David N. Clark
David N. Clark
Director and
Chief Executive Officer

Dated: August 9, 2007	By:	/s/ Thomas H. Ehrlich
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

10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company’s Form 10-Q dated May 10, 2007, SEC File No. 000-17171).

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. Filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.