Form 10-Q
period 2007-09-30
URANIUM RESOURCES INC /DE/
filed 2007-11-09
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number 0-17171

URANIUM RESOURCES, INC.

(Exact Name of Issuer as Specified in Its Charter)

DELAWARE	75-2212772
(State of Incorporation)	(I.R.S. Employer Identification No.)

405 State Highway 121 Bypass, Building A, Suite 110, Lewisville, Texas 75067

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

(Check one):	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	52,300,929 as of November 6, 2007

URANIUM RESOURCES, INC.

2007 THIRD QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$13,915,606	$20,176,771

Receivables, net	2,414,986	713,529
Uranium and materials/supplies inventory	2,012,617	1,603,585
Prepaid and other current assets	463,708	410,000
Total current assets	18,806,917	22,903,885

Property, plant and equipment, at cost:
Uranium properties	81,548,733	67,153,797
Other property, plant and equipment	735,746	465,613
Less-accumulated depreciation, depletion and impairment	(54,899,785)	(49,423,848)
Net property, plant and equipment	27,384,694	18,195,562

Other assets	2,652,474	2,369,434
Long-term investment:
Certificates of deposit, restricted	5,389,452	2,467,491
	$54,233,537	$45,936,372

The accompanying notes to financial statements are an integral part of these consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2007	December 31, 2006
	(Unaudited)
Current liabilities:
Accounts payable	$3,064,514	$1,994,184
Current portion of restoration reserve	1,146,201	1,520,192
Accrued interest and other accrued liabilities	2,237,978	816,877
Current portion of long-term debt	235,913	201,804
Total current liabilities	6,684,606	4,533,057

Other long-term liabilities and deferred credits	4,134,432	3,998,229

Long-term debt, less current portion	646,527	635,691
Commitments and contingencies (Notes 1, 2 and 5)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2007—52,275,929; 2006—51,791,339	52,314	51,829
Paid-in capital	130,333,481	126,252,871
Accumulated deficit	(87,608,405)	(89,525,887)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	42,767,972	36,769,395
	$54,233,537	$45,936,372

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Uranium sales—	$10,387,408	$2,765,606	$22,924,284	$5,678,965
Total revenue	10,387,408	2,765,606	22,924,284	5,678,965
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	1,296,644	241,523	2,717,586	490,849
Operating expenses	1,998,220	1,556,587	5,341,294	4,674,015
Accretion/amortization of restoration reserve	126,119	86,171	433,320	360,479
Depreciation and depletion	1,428,387	2,425,327	4,726,400	3,814,416
Exploration expenses	—	—	—	234,646
Impairment of uranium properties	—	3,260,201	—	3,260,201
Gain on derivatives	—	—	—	(34,820,947)
Total (gain on) cost of uranium sales	4,849,370	7,569,809	13,218,600	(21,986,341)
Earnings (loss) from operations before corporate expenses	5,538,038	(4,804,203)	9,705,684	27,665,306

Corporate expenses—
General and administrative	3,575,420	1,557,083	8,266,664	4,214,096
Depreciation	23,506	9,949	69,690	23,008
Total corporate expenses	3,598,926	1,567,032	8,336,354	4,237,104
Earnings (loss) from operations	1,939,112	(6,371,235)	1,369,330	23,428,202

Other income (expense):
Interest expense	(6,372)	(1,370)	(18,738)	(5,703)
Interest and other income, net	221,949	383,549	566,890	630,494

Net earnings (loss)	$2,154,689	$(5,989,056)	$1,917,482	$24,052,993

Net earnings (loss) per common share:*
Basic	$0.04	$(0.12)	$0.04	$0.51
Diluted	$0.04	$(0.12)	$0.03	$0.48

Weighted average common shares and common equivalent shares per share data:*
Basic	52,266,199	51,735,089	52,059,849	47,184,096
Diluted	56,020,832	51,735,089	55,867,860	49,804,986

*                         Net earnings (loss) per share and weighted average common shares information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net earnings	$1,917,482	$24,052,993
Reconciliation of net earnings to cash provided by (used in) operations—
Gain on derivatives	—	(34,820,947)
Accretion/amortization of restoration reserve	433,320	360,479
Depreciation and depletion	4,796,090	3,837,424
Decrease in restoration and reclamation accrual	(982,220)	(684,979)
Stock compensation expense	3,191,867	1,228,619
Impairment of uranium properties	—	3,260,201
Other non-cash items, net	637,050	318,342

Effect of changes in operating working capital items—
Increase in receivables	(1,701,457)	(577,557)
Decrease in inventories	177,357	42,999
Increase in prepaid and other current assets	(681,566)	(295,483)
Increase in payables, accrued liabilities and deferred credits	2,491,431	1,427,497
Net cash provided by (used in) operations	10,279,354	(1,850,412)

Investing activities:
Increase in certificates of deposit, restricted	(2,921,961)	(665,966)
Settlement of derivative instrument	—	(12,000,000)
Additions to property, plant and equipment—
Kingsville Dome	(5,658,840)	(8,499,106)
Vasquez	(541,432)	(3,078,092)
Rosita	(3,943,074)	(1,047,125)
Rosita South	(1,330,794)	(83,837)
Churchrock	(463,953)	(268,866)
Crownpoint	(127,726)	(66,621)
Other property	(2,246,267)	(330,386)
Net cash used in investing activities	(17,234,047)	(26,039,999)

Financing activities:
Payments on borrowings	(195,700)	(11,473)
Issuance of common stock, net	889,228	48,515,846
Net cash provided by financing activities	693,528	48,504,373
Net increase (decrease) in cash and cash equivalents	(6,261,165)	20,613,962
Cash and cash equivalents, beginning of period	20,176,771	5,852,716
Cash and cash equivalents, end of period	$13,915,606	$26,466,678

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements September 30, 2007 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2006 Annual Report on Form 10-K/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2007.

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

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

The following non-cash transaction occurred in the first nine months of 2007 and 2006:

During the first nine months of 2007 and 2006, the Company entered into capital leases to acquire property, plant and equipment items including logging trucks and office computers and equipment totaling $211,000 and $256,000, respectively.  The outstanding balance of the capital leases was $432,000 at September 30, 2007.

In March 2006, 103,896 shares of the Company’s Common Stock were issued in connection with the conversion of the Convertible Notes described in Footnote 8.

4.                                      URANIUM PROPERTIES

Vasquez Project

The Vasquez project commenced production in the fourth quarter of 2004.  Since its start-up and through September 30, 2007, the project has produced 621,600 pounds of uranium. In the first nine months of 2007 we produced 70,300 pounds.  In the third quarter of 2007 we incurred wellfield development expenditures of $100,000 in preparation of a new wellfield and additional production at Vasquez.  As production from depleted wellfields at Vasquez declines we are beginning preparations for restoration activities in those wellfields at this project.

Kingsville Dome Project

We began production from Production Area Authorization (“PAA”) #3 at Kingsville Dome at the end of January 2007, which was the first new production from this PAA.  Production from PAA #3 was 260,300 pounds in the first nine months of 2007 and Kingsville Dome produced a total of 278,300 pounds for the first nine months of 2007.

During the first nine months of 2007 wellfield delineation and development work has been ongoing on additional wellfields in PAA #3 at Kingsville Dome, where $3.0 million of wellfield capital expenditures have been made related to future wellfields not yet on-line.

Rosita/Rosita South

Capital expenditures for our Rosita and Rosita South projects totaled $5.3 million in the first nine months of 2007.  These costs were made to upgrade the Rosita plant and elution circuit and construction of a drying facility at Rosita and for wellfield development at Rosita and wellfield evaluation at Rosita South.  The timing of production from Rosita and Rosita South will be dependent on the results of our drilling program.

5.                                      CONTRACT COMMITMENTS

Amendment to Uranium Sales Contracts

In March 2006 we entered into a new contract with Itochu Corporation (“Itochu”) and a new contract with UG U.S.A., Inc. (“UG”) that supersede the previously existing contracts.  Each of the new contracts provides for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are summarized below.

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

The adoption of SFAS 123(R) resulted in stock compensation expense for the three months ended September 30, 2007 and 2006 of $1.636 million and $432,000, respectively, and $3.192 million and $1.229 million, respectively for the nine months ended September 30, 2007 and 2006. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2007 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending September 30, 2007.

A total of 100,000 new option grants were made to a non-employee director of the Company in April 2007 at a grant price of $9.25 per share.  This grant was subject to approval of and amendment to the 2004 Director’s Stock Option Plan that was approved at the Annual Meeting of Stockholders on July 12, 2007.  As such grant was subject to stockholder approval, the stock compensation expense related to these options was recognized upon the approval date of July 12, 2007.  A total of 200,000 new option grants were made in July 2007, under the 2004 Director’s Stock Option Plan at grant prices of $11.32 per share to the non-employee directors of the Company in connection with the reappointment of the previous directors at the Annual Shareholders Meeting and the appointment of an additional director.

Using the Black-Scholes option pricing model, the weighted average assumptions for grants in April and July 2007: fair market value: $11.14 and $11.12, expected volatility of 148.1% and 148.1% and risk-free interest rates of 4.6% and 4.6%.  An expected life of 9.62 years was used for the options granted.  The weighted average fair value of the options granted was $11.32.

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

Stock Options as of the Nine Months Ended September 30, 2007 and 2006

Employee Stock Options

The Company has two stock Incentive Plans for Employees, both of which were approved by the Company’s stockholders.  Under the 1995 Stock Incentive Plan (the “1995 Plan”) 2,260,572 shares may be purchased upon the exercise of outstanding options at September 30, 2007, with exercise prices ranging from $0.76 to $11.75 per share.  No new options may be granted under the 1995 Plan.

Under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) a total of 1,750,000 shares may be issued upon exercise of options granted under the 2004 Plan. At September 30, 2007 there were outstanding under the 2004 Plan options for the purchase of 1,589,159 shares of Common Stock at exercise prices ranging from $2.96 to $5.19 per share. At September 30, 2007, 30,500 shares were available for future grants under the 2004 Plan.

Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years.

Directors Stock Options

On June 19, 2001, the Company granted to certain outside directors options to purchase 75,000 shares of the Company’s Common Stock at an exercise price of $0.88 per share.  All such options were immediately exercisable and will expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder’s death, whichever occurs first.  25,000 of these options have been exercised and 25,000 of these options have expired unexercised and 25,000 remain outstanding as of September 30, 2007.

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

At the June 2006 annual meeting of the stockholders, each of the non-employee directors of the Company was granted an option under the 2004 Directors Plan to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.15 per share. In June and October 2006 options to purchase 50,000 shares of the Company’s Common Stock were granted to two new non-employee directors of the Company at exercise prices of $5.13 and $2.97, respectively.  The non-employee directors hold options covering 606,250 shares under the 2004 Directors’ Plan at September 30, 2007. At September 30, 2007, 600,000 shares were available for future grants under the 2004 Directors’ Plan.

A total of 100,000 new option grants were made to a non-employee director of the Company in April 2007 at a grant price of $9.25 per share subject to the approval of amendments to the 2004 Directors’ Stock Option Plan that was voted on at the Annual Meeting of Stockholders held on July 12, 2007.  Such approval was granted at the July 12, 2007 Annual Meeting.  A total of 200,000 new option grants were made at grant prices of $11.32 per share to the non-employee directors of the Company in July 2007 in connection with the reappointment of the previous directors at the Annual Shareholders Meeting and the appointment of an additional director.

The following table summarizes stock options outstanding and changes during the nine months period ended September 30, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	4,725,209	$1.47
Granted	300,000	10.63
Exercised	(484,590)	$1.84
Canceled or forfeited	(58,575)	$14.96
Options outstanding at September 30, 2007	4,482,044	$2.88	7.50	$29,189,558

Options exercisable at September 30, 2007	2,665,291	$2.07	6.85	$19,500,765

Shares available for grant under the Plans as of September 30, 2007 were 630,500.

Stock options outstanding and currently exercisable at September 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	2,260,572	6.51	$1.50	1,777,033	$1.41
2004 Employee Incentive Plan	1,589,159	8.45	3.42	693,445	3.29
Directors Stock Option Plan	1,063	2.46	4.99	1,063	4.99
2004 Directors Plan	606,250	8.83	6.70	168,750	4.22
Other	25,000	3.75	0.88	25,000	0.88
	4,482,044	7.50	$2.88	2,665,291	$2.07

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2007 was approximately $4.6 million, which is expected to be recognized over a weighted average period of approximately 2 years.

7.             ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended September 30, 2007:

Reserve for future restoration and reclamation costs beginning of period	$4,229,193
Additions and changes in cash flow estimates	786,233
Costs incurred	(1,090,809)
Accretion expense	66,788
Reserve for future restoration and reclamation costs at end of period	$3,991,405

8.                                      SHAREHOLDERS’ EQUITY

Convertible Notes

In March 2006, 103,896 shares of the Company’s Common Stock were issued in connection with the conversion of $182,900 of principal and accrued interest of the Convertible Notes issued in 2000.

Common Stock Issued Upon Exercise of Options

During the first nine months of 2007, the Company raised $889,000 of equity through the issuance of 484,590 shares of Common Stock of the Company upon the exercise of outstanding stock options.

The following table details the changes in shareholders equity for the nine months ended September 30, 2007:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2006	51,791,339	$51,829	$126,252,871	$(89,525,887)	$(9,418)
Net earnings	—	—	—	1,917,482	—
Stock option exercise	484,590	485	888,744	—	—
Stock compensation expense	—	—	3,191,866	—	—
Balances, September 30, 2007	52,275,929	$52,314	$130,333,481	$(87,608,405)	$(9,418)

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

11.          EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock. The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30, 2007			For the three months ended September 30, 2006
	Net income attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount	Net income attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amounts
Basic EPS:
Net earnings (loss)	$2,154,689	52,266,199	$0.04	$(5,989,056)	51,735,089	$(0.12)
Effect of dilutive securities
Employee Stock Options (A)	$—	3,754,633	$—	$—	—	$—
Diluted earnings per share	$2,154,689	56,020,832	$0.04	$(5,989,056)	51,735,089	$(0.12)

	For the nine months ended September 30, 2007			For the nine months ended September 30, 2006
	Net income attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount	Net loss attributed to common stock (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amounts
Basic EPS:
Net earnings (loss)	$1,917,482	52,059,849	$0.04	$24,052,993	47,184,096	$0.51
Effect of dilutive securities
Employee Stock Options (A)	$—	3,808,011	(0.01)	$—	2,587,400	$(0.03)
Convertible Notes (B)	$—	—	—	$2,081	33,490	$—
Diluted earnings per share	$1,917,482	55,867,860	$0.03	$24,055,074	49,804,986	$0.48

(A)      Represents the dilutive effect of our employee stock options as the average price of our stock for the quarter ended September 30, 2007, exceeded their strike price.

(B)        Represents the dilutive effect of our Convertible Notes from year-end through conversion in March 2006.

12.          SUBSEQUENT EVENTS

On October 12, 2007, the Company finalized a definitive agreement with BHP Billiton to acquire 100% of the ownership of Rio Algom Mining LLC (“Rio Algom”). Under the agreement, URI will pay BHP Billiton $110 million in cash and assume certain retirement benefits and reclamation liabilities of which up to $35 million will be pre-funded at closing. URI will also pay BHP Billiton $16.5 million contingent upon the receipt of a license from the Nuclear Regulatory Commission (NRC) to construct and operate a conventional uranium mill. The transaction is expected to close on or before June 1, 2008 and is subject to customary closing conditions, financing and regulatory approvals.

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

Financial Condition and Results of Operations

Comparison of Three and Nine Months Ended September 30, 2007 and 2006

Production and production costs.  In the first nine months of 2007, we produced 348,600 pounds.  The Vasquez project produced 70,300 pounds and Kingsville Dome produced 278,300 pounds.  Production in the first nine months of 2006 was 187,400, 117,400 from Vasquez and 70,000 from Kingsville Dome.  The following table details our production and production cost breakdown for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Vasquez production	5,800	26,100	70,300	117,400

Kingsville Dome production	98,000	46,500	278,300	70,000

Total production	103,800	72,600	348,600	187,400

Total operating costs	$1,867,000	$1,499,000	$5,165,000	$4,631,000
Per pound operating costs	$18.00	$20.64	$14.81	$24.71
Total deprec. and depletion costs	$1,081,000	$2,796,000	$5,312,000	$4,363,000
Per pound DD&A cost	$10.42	$38.50	$15.24	$23.28
Total production cost	$2,948,000	$4,295,000	$10,477,000	$8,994,000
Production cost per pound	$28.41	$59.14	$30.05	$47.99

Total operating costs, total depreciation costs and total production costs incurred for the periods presented above differ from the cost of uranium sales recorded in consolidated statements of operations because of changes in the amounts recorded to inventory for the same periods.  The cost of uranium sales amounts include the sales of uranium inventory on hand at the beginning of the period and does not include certain uranium produced during the period but was not sold at period end.

Reconciliation of production costs to cost of uranium sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Production costs	$2,948,000	$4,295,000	$10,477,000	$8,994,000
Change in uranium inventory	$479,000	($313,000)	($409,000)	($506,000)
Direct cost of uranium production sold	$3,427,000	$3,982,000	$10,068,000	$8,488,000

Uranium Sales.  In the first nine months of 2007, we sold 321,900 pounds generating revenue of $22.924 million ($71.22 per pound), compared with sales of 199,900 pounds in the same period of 2006 for revenue of $5.679 million ($28.41 per pound).  In the quarter ended September 30, 2007, we sold 127,800 pounds and had revenue of $10.387 million ($81.25 per pound) compared with third quarter 2006 sales of 70,000 pounds which generated revenue of $2.766 million ($39.54 per pound).  Improved sales resulted from our increased production in 2007 achieved by the commencement of operations in PAA#3 at Kingsville Dome.  The increase in sales revenue was the result of both the increase in pounds sold, but more significantly from higher prices we received under new contracts entered into with each of our two customers in March 2006, which superseded the previous contracts.

Cost of Uranium Sales.  Our cost of uranium sales from the sale of produced uranium in the first nine months of 2007 was $10.1 million compared with $8.5 million in the same period of 2006, excluding the gain on derivatives of $34.8 million recorded in connection with the revised uranium sales contracts in the first nine months of 2006.  Cost of uranium sales is comprised primarily of royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses and amortization of our restoration and reclamation cost estimates.  The following table details the cost of uranium sales breakdown for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total pounds sold	127,800	70,000	321,900	199,900
Total operating expenses	$1,998,000	$1,557,000	$5,341,000	$4,674,000
Per pound operating expense	$15.63	$22.25	$16.60	$23.38
Depreciation and depletion	$1,428,000	$2,425,000	$4,727,000	$3,814,000
Per pound DD&A expense	$11.17	$34.67	$14.68	$19.08
Direct cost of uranium production sold	$3,427,000	$3,982,000	$10,068,000	$8,488,000
Direct cost of sales per pound	$26.80	$56.92	$31.28	$42.46

Royalties and commissions	$1,297,000	$242,000	$2,718,000	$491,000
Royalties and commissions per pound	$10.14	$3.45	$8.44	$2.46

The third quarter and nine months ended September 30, 2007, reflected a higher percentage of sales of Kingsville Dome production compared with Vasquez production sold and resulted from the continued increase in production from PAA #3 wellfields along with a decrease of production from the Vasquez project.  Kingsville Dome PAA#3 wellfields have shown both lower operating and capital cost compared with the previous Kingsville Dome wellfields placed in production in the second quarter of 2006 because of the higher quality of the ore trend being put under the new wellfield.  The PAA#3 wellfields have also demonstrated lower operating costs than our Vasquez production because of the better ore quality at Kingsville Dome and because the Kingsville Dome ore body does not contain the re-reduced ore characteristics found at Vasquez.

Accretion and amortization of future restoration costs in the third quarter of 2007 and 2006 was $126,000 and $86,000, respectively and $433,000 and $360,000, respectively for the first nine months of 2007 and 2006.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $3.6 million and $1.6 million, respectively in the three months ended September 30, 2007 and 2006.   General and administrative charges and corporate depreciation was $8.3 million and $4.2 million, respectively in the nine months ended September 30, 2007 and 2006.

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock compensation expense	$1,636,000	$432,000	$3,192,000	$1,229,000
Salaries and payroll burden	587,000	420,000	1,709,000	1,075,000
Legal, accounting, public company expenses	380,000	240,000	1,217,000	940,000
Insurance and bank fees	317,000	116,000	588,000	305,000
Consulting and professional services	391,000	211,000	917,000	355,000
Office, travel and other expenses	264,000	138,000	644,000	310,000

Total	$3,575,000	$1,557,000	$8,267,000	$4,214,000

The non-cash compensation expense recorded for the three and nine months ended September 30, 2007 and 2006 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company’s stock option grants.

Salary and payroll costs increases for the three and nine months presented resulted primarily from the additions to the engineering, professional and executive levels in South Texas and New Mexico made in 2007 and 2006 and compensation increases for the Company’s key personnel in the second half of 2006.

Increases in the Company’s legal, accounting and public company expenses in the three and nine months of 2007 compared with 2006 resulted from audit and consulting fees related to Sarbanes-Oxley compliance, listing fees related to our April 2007 NASDAQ listing and the increase in the Company’s Board of Directors membership in late 2006.  These increases were offset by a reduction in legal fees, as the 2006 period included significant legal costs related to the Itochu joint venture agreement.

Our insurance costs increased in the three and nine months ended September 30, 2007 compared with 2006 from higher directors and officer’s insurance premiums, higher cost of property and casualty coverage, increased vehicle coverage premiums resulting from additional vehicles in 2007 and higher general liability coverage resulting from increased employee head count at our uranium projects.

The costs for consulting and professional services increased in the three and nine months ended September 30, 2007 compared with 2006 resulted from increases in project related activities in 2007.  These activities include work performed in the review and assessment of our New Mexico property data bases to evaluate their potential as conventional mining projects, New Mexico costs related to the preparation of ISR projects towards their final licensing and permitting phase, increases in environmental, health and safety training, the engagement of an investor relations and media relations firm in late 2006, consulting and computer networking and web site design work.

Increased office costs incurred in the three and nine months ended September 30, 2007 compared with 2006 resulted primarily from the opening of a corporate office location in Corpus Christi, Texas in June 2006, increases in the South Texas Kingsville operations office resulting from the personnel added in 2006 and additions made to the Crownpoint office in New Mexico to support the additional activities beginning in the first quarter of 2007.

Net Earnings and Losses. For the three months ended September 30, 2007 and 2006, we had net earnings of $2.2 million and a net loss of $6.0 million, respectively.  The nine months ended September 30, 2007 and 2006, had net earnings of $1.9 million and $24.1 million, respectively.  The earnings in 2006 included a non-cash gain on derivatives of $34.8 million.

Cash Flow.  As of September 30, 2007 we have a cash balance of approximately $13.9 million compared with $26.5 million at the same date in 2006.

In the first nine months of 2007, we had positive cash flow provided by operations of $10.3 million, resulting primarily from the higher volume of uranium sold and the increase in sales prices received under our uranium sales contracts that were amended in March 2006.  We used $17.2 million in investing activities during the first nine months of 2007.  We increased the collateral supporting our South Texas financial surety requirements by $2.9 million dollars in the nine months ended September 30, 2007 and made significant additions to our South Texas and New Mexico property, plant and equipment for 2007.  These expenditures were primarily for wellfield development, evaluation drilling capital and plant and dryer upgrades at Kingsville Dome of $5.7 million, plant and equipment expenditures for restoration start-up at Vasquez of $541,000, Rosita and Rosita South project expenditures for wellfield development, evaluation drilling capital and plant and dryer upgrades of $5.3 million, other Texas property and other assets of $2.3 million and property additions in New Mexico of $592,000 primarily for licensing and permitting activities.

In the nine months of 2006, we had a negative cash flow used in operations of ($1.9 million), resulting primarily from our low production volumes coupled with high production costs for the first nine months of the year.  We also used $26.0 million in investing activities, the largest component of which was the payment of $12.0 million to UG, U.S.A., Inc. in connection with the restructuring of our uranium sales contract.  Other significant investing activities were for production start-up capital at Kingsville Dome of $8.5 million, additional wellfield development at Vasquez and Rosita of $3.1 and $1.0 million, respectively, and other plant and equipment additions of $0.8 million.

Liquidity—Cash Sources and Uses for 2007

Our cash balance at September 30, 2007 was $13.9 million, a reduction of $2.6 million from the previous quarter.  During the quarter we increased the collateral supporting our South Texas financial surety requirements by $2.5 million dollars.  During the third quarter of 2006, we averaged a net cash outflow of $1.7 million per month.  Based upon our current plan of operations, we anticipate that our operating and capital requirements for 2007 will be met through existing cash and through cash to be generated from operations.

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

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5.4 million and $2.0 million were issued at September 30, 2007 and December 31, 2006, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2.8 million were issued for the benefit of the Company at September 30, 2007 and December 31, 2006. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at September 30, 2007 and December 31, 2006, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

During the year ended December 31, 2006 and the quarter ended September 30, 2007, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 and September 30, 2007 were not effective as a result of the material weakness in our internal controls over financial reporting discussed below.

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

The following material weakness forms the basis for our conclusion at December 31, 2006:

•               Controls over the Review of Financial Statements. Our financial and accounting organization consists of the Vice President—Finance and the Corporate Controller. Due to a lack of financial and accounting resources, the financial records preparation and review procedures performed by our personnel with respect to our application of the fair value recognition provisions of Statement of Financial Accounting Standard 123(R)” Share-Based Payment” (“SFAS 123(R)”) for the fourth quarter of 2006 did not correctly record certain terms of stock option grants made in the fourth quarter of 2006. This matter was identified by our auditors in March 2007 during the course of their audit procedures and resulted in an audit adjustment increasing stock compensation expense by $629,000 in our year end 2006 financial statements. Because of this lack of resources, review procedures were not consistently performed on a timely basis to ensure that financial reporting and fraud risk controls were operating in the manner designed.

Changes in Internal Controls

During the second and third quarters of 2007 we have made certain changes in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management is currently evaluating the implementation of these procedures and such additional procedures that may be necessary to fully remediate the material weakness described above. Management is in the process of making the following changes to its system of internal controls:

•               We relocated and expanded our corporate office effective September 2007.  This allowed the hiring of additional personnel, including both experienced accounting and support staff to allow for improved segregation of duties and allow for a more thorough review, by senior financial personnel, of the financial statements and underlying supporting documentation. We added to our accounting staff in June and in the third quarter of 2007 and have designed their responsibilities to improve the segregation of duties functions previously identified as internal control weaknesses.

•               The addition of accounting and support staff has allowed us to conduct a more detailed review of our purchasing and procurement procedures.  We are currently evaluating the results of this review and expect to determine an evaluation on the compliance with our existing purchasing policies and permit the implementation of additional review procedures at each uranium project location and in the financial reporting area.

We believe the changes that were made in the second and third quarter of 2007 have addressed certain of those weaknesses in internal controls identified as of December 31, 2006.  While we believe certain of these deficiencies have been remediated and/or mitigated we have not conducted a complete review and assessment of our overall internal control environment to be able to conclude that the material weakness identified in connection with our December 31, 2006 financial statements is no longer applicable.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

No change from the prior annual filing on our Form 10-K/A.

ITEM 1A.                    RISK FACTORS

Over 53.7% of our shares of Common Stock are controlled by Principal Stockholders and Management.

Approximately 44.0% of our Common Stock is controlled by five stockholders of record. In addition, our directors and officers are the beneficial owners of about 9.7% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

As of December 31, 2006 and September 30, 2007, we identified a material weakness in internal control over financial reporting and concluded that our disclosure controls were not effective. If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may be misled and lose confidence in our financial reporting and disclosures and the price of our common stock may be negatively affected.

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

In connection with the assessment of our internal control over financial reporting for our Annual Report on Form 10-K/A, as further described in Item 9A of such Form 10K/A, management and our registered public accounting firm determined that as of December 31, 2006 and September 30, 2007 our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting.

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

None

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of shareholders, held July 12, 2007, The Company’s shareholders re-elected its directors and also voted to approve the recommended proposal for ratification of the Company’s independent auditors.

Following are the votes cast for and against each director.

Directors	For	Against
Paul K Willmott	20,892,273	236,206
Leland O. Erdahl	20,497,024	631,455
George R. Ireland	20,513,934	614,545
David N. Clark	20,583,860	544,619
Terence J. Cryan	20,976,430	152,049

Votes for the approval of the adoption of the Company’s 2007 Restricted Stock Plan as follows:

	For	Against	Abstentions
Proposal the approval of the adoption of the Company’s 2007 Restricted Stock Plan	12,693,114	8,318,907	116,458

Votes for the approval of the amendments to Section 5 of the Company’s 2007 Amended and Restated Directors’ Stock Option Plan as follows:

	For	Against	Abstentions
Proposal the approval of the amendments to Section 5 of the Company’s 2007 Amended and Restated Directors’ Stock Option Plan	12,589,433	8,219,923	247,123

Votes for the approval of the amendments to Section 6.4.2 of the Company’s 2007 Amended and Restated Directors’ Stock Option Plan as follows:

	For	Against	Abstentions
Proposal the approval of the amendments to Section 6.4.2 of the Company’s 2007 Amended and Restated Directors’ Stock Option Plan	19,449,816	1,432,939	245,724

Votes on the proposal for ratification of the Company’s independent auditors as follows:

	For	Against	Abstentions
Proposal for ratification of the Company’s independent auditors	12,383,300	8,692,451	52,728

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

URANIUM RESOURCES, INC.

Dated: November 9, 2007	By:	/s/ David N. Clark
David N. Clark
Director and
Chief Executive Officer

Dated: November 9, 2007	By:	/s/ Thomas H. Ehrlich
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