Form 10-K/A
period 2006-12-31
URANIUM RESOURCES INC /DE/
filed 2008-03-13
CIK 839470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33404

URANIUM RESOURCES, INC.

(Exact name of Registrant as specified in its charter)

\DELAWARE	75-2212772
(State of Incorporation)	(I.R.S. Employer Identification No.)

405 State Highway Bypass 121, Building A, Suite 110
Lewisville, Texas	75067
(Address of principal executive offices)	(Zip code)

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

This report on Form 10-K/A is being filed in response to comments from the Securities and Exchange Commission. The information contained herein has been updated as if it were being disclosed as of April 2007.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

i

ii

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

The “Company” or “Registrant” is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-K/A contains “forward-looking statements.”  These statements include, without limitation, statements relating to management’s expectations regarding the Company’s ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company’s management for future operations and activities and other such matters. The words “believes,” “plans,” “intends,” “strategy,” “projects,” “targets,” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Risk Factors” beginning on page 8.

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

2006 Events

In March 2006, we renegotiated our supply contracts with Itochu and UG. We committed to each of them one-half of whatever our production is in Texas at a price that is based on the market price at the time of delivery less a discount. Prior to March 2006, these contracts were priced based on fixed prices that contained nominal price increases indexed to inflationary changes. The average price for the deliveries under our previous contract terms was $17.95 in 2005 and was anticipated to have been $14.58 per pound in 2006.  The renegotiated contracts provided us with the ability to take advantage of the increases in uranium market prices realized in 2006 and more closely aligned the prices we received for uranium sales to the pricing occurring in the uranium marketplace.  For 2006, uranium spot market prices rose from $36.25 per pound in January to $72.00 per pound in December.  We expect to see a continued strengthening in uranium market prices for 2007, which in turn is projected to provide increased sales prices for our uranium sales.

Based upon our projected uranium production for 2007, current uranium prices and uranium market outlooks, we expect 2007 to show increased sales volumes and increased uranium sales revenues compared to 2006.  We expect our Kingsville Dome production to contribute more towards our total production in 2007 than our production from Vasquez and, as a result of projected lower Kingsville Dome production costs, expect 2007 operations to reflect higher profitability than 2006.  See “Business—Long-Term Delivery Contracts ” for a discussion of the terms of the revised contracts, including certain conditions thereto.

In April 2006, we raised $50 million in equity by a sale of 10,200,307 shares of Common Stock at $4.90 per share in a private placement to selected accredited investors. The Company used the proceeds of the offering to pay UG the $12 million discussed under “ Business—Long-Term Delivery Contracts ” and the remainder for capital costs for upgrades to the Rosita plant, permitting and development drilling for Rosita, delineation drilling for properties contiguous to the Rosita plant, land acquisition and exploration costs and working capital.

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

In November 2006, we launched a pre-feasibility study to evaluate the ability of the company to develop several of its properties in New Mexico by conventional mining and milling methods, including mine sites at Crownpoint, Nose Rock, and Roca Honda. These mine sites were designed by previous owners to produce nearly 4 million pounds of uranium per year. All three projects were deferred in the early 1980s after uranium prices fell from $43 per pound U 3 O 8  to below $10 per pound by the end of that decade. On these sites are six completed mine shafts that are estimated to have a replacement cost of $25 to $50 million. With these shafts already in place, we believe the cost of development should be lower. In addition, once all required permits are received, production on the sites with mine shafts already in place should begin considerably sooner than on comparable undeveloped sites.

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

Update and Operational Plans

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

Production from Wellfield 13 at Kingsville Dome, which was brought online at the end of January, has been meeting company expectations and should produce between 44,000 to 49,000 pounds U 3 O 8  for the quarter. Wellfield 14 is scheduled to come online in April, while Wellfield 15 should startup early in the third quarter. Vasquez is currently producing at a rate around 350 pounds per day.

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

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED MATERIAL IN NEW MEXICO

	Tonnage	Grade	Non-Reserve Mineralized Material
Property	Millions	Percent	Millions of Pounds U3O8
Mancos	2.3	0.09%	4.2
Church Rock	8.5	0.11%	18.6
Nose Rock	7.8	0.14%	21.7
West Largo	2.9	0.30%	17.2
Roca Honda	3.9	0.19%	14.7
Crownpoint	4.8	0.16%	15.3
Total	30.1	0.15%	91.7

The foregoing table does not include estimates for our Texas properties.  The following table summarizes the Company’s estimates of Proven Reserves for the Company’s Kingsville Dome and Vasquez properties in South Texas.  The Company has completed wide spaced drilling on extensions of the Kingsville Dome properties that it intends to mine after the identified reserves have been mined.  When the Company finishes the delineation drilling for the wellfields on those extensions it will then assign reserve numbers thereto.

SUMMARY OF IN-PLACE RESERVES IN SOUTH TEXAS

Property	Tonnage Millions	Grade Percent	Proven Uranium Reserves Millions of Lbs U3O8 at 12/31/06
Kingsville Dome	0.304	0.102%	0.445
Vasquez	0.187	0.096%	0.144

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

On December 5, 2006, HRI-Churchrock, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with a wholly-owned subsidiary of Itochu to develop jointly the Company’s Churchrock property in New Mexico (the “Joint Venture”) ( see “ Business—Joint Venture for Churchrock Property ”). A feasibility study was completed and delivered by the end of 2006. Under the terms of the Joint Venture, both parties had until the end of March 2007 to make a preliminary investment decision (“Preliminary Investment Decision”) whether to move forward with the Joint Venture. Itochu has requested an extension, and the parties have agreed to extend that date until May 1, 2007. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.

The UG Contract .    Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we paid UG $12 million in cash with funds raised in our equity offering completed in April 2006.

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

All prices beginning in 1993 represent U 3 O 8  deliveries available to U.S. utilities.

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

See “Properties ” and “ Legal Proceedings ” for the status of our radioactive material license for New Mexico and our Texas properties.

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

See “Properties ” and “ Legal Proceedings ” for a description of the status of our UIC permits in Texas and New Mexico.

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

In February 2007, the USEPA determined that Section 8 of our Churchrock property was Indian country and that the USEPA and not the state of New Mexico has the authority to issue the UIC permits for Section 8 that are a precondition to mining. We are appealing that decision to the United States Court of Appeals for the Tenth Circuit.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.   Properties.

South Texas

We currently control 3 major properties in the state of Texas.  The Kingsville Dome, Rosita and Vasquez properties are shown in Figure No. 2.1 and are described below.

Figure No 2.1.  Texas Properties Location Map

Kingsville Dome (Figure 2.2)

The Property.    The Kingsville Dome property consists of mineral leases from private landowners on about 2,354 gross and net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25%. The leases have expiration dates ranging from 2000 to 2007. We hold most of these leases by production; and with a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.  Mineralization is found in the Goliad formation at depths of 600 to 750 feet.

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

Permitting Status.    A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, additional authorizations under the area permit are required. Approval of our Production Area Authorization #3 was received in February 2006 which allowed for the start-up of production at Kingsville Dome in April 2006. See “ Legal Proceedings .”

Restoration and Reclamation.   During 2006, we conducted restoration activities as required by the permits and licenses on this project, spending approximately $321,000 on such activities. In 2005 and 2004, we spent about $358,000 and $256,000 in restoration costs.

Figure No. 2.2.  Kingsville Dome Property

Rosita (Figure 2.3)

The Property: The Rosita and Rosita South property consists of mineral leases from private landowners on about 2075 gross and net acres (775 acres in Rosita and 1300 acres in Rosita South) located in north-central Duval County, Texas.  The leases provide for sliding scale royalties based on a percentage of uranium sales.  Royalty percentages on average increase from 6.25% up to 18.25 % when uranium prices reach $80.00 per pound.  The leases have expiration dates ranging from 2012 to 2015.  We are holding these leases by payment of rentals ranging from $10 to $30 per acre.

                Production History: Initial production commenced in 1990.  From then until July 1999, URI produced a total of 2.64 million pounds.  Production was stopped in July of 1990 because of depressed uranium prices. Based on the significant increase in the market price of uranium, we are re-evaluating the potential for uranium production at the Rosita project and believe the project could resume operations by either producing uranium from Rosita or in conjunction with processing uranium mined from other South Texas projects.  In order to restart the plant facility, we have spent about $2.8 million in 2006 for plant refurbishment and wellfield development.  We will need to spend additional funds for the development and plant refurbishment to bring this project back on-line and are evaluating the range of such cash requirements, depending on the projected scope of the operation.  We are conducting restoration and reclamation, of which $676,000 was spent in 2006.  In 2005 and 2004, we spent about $618,000 and 315,000 for restoration and reclamation activities.  Mineralization is found in the Goliad Formation at depths of 125 to 350 feet.

                Permitting Status:  A radioactive material license and an underground injection control permit have been issued for the Rosita property.  The underground injection control permit is being amended to include the Rosita South property.  Production could resume in areas already included in existing Production Area Authorizations.  As new areas are proposed for production, additional authorizations under the permit will be required.

Figure No. 2.3.  Rosita Property Mineral Ownership

Vasquez (Figure 2.4)

The Property.   We have a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expires in February 2008.  We hold the lease by production.  The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.  Mineralization is found in the Oakville formation at depths of 200 to 250 feet.

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

Figure No. 2.4.  Vasquez Property

New Mexico Properties

General.   We have various interests in properties located in New Mexico (Figure 2.5). We have fee lands, patented and unpatented mining claims, mineral leases and some surface leases. We have spent $11.2 million to date on permitting for New Mexico. Additional expenditures will be required and could be material. We are unable to estimate the amount. We expect that whatever is spent will occur over multiple years. See “ Legal Proceedings ” for a discussion of the current status of our license for New Mexico.

Figure No. 2.5.  Location of New Mexico Properties

Church Rock/ Mancos (Figure 2.6)

The Property.   The Church Rock project encompasses about 2,200 gross and net acres. The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. Access to the Church Rock property is via State Highway 566 and access to Mancos is via 4-wheel drive ranch roads west of State Highway 566.

We own the mineral estate in fee for the NE ¼ and the SW ¼ of the NW ¼ of Section 17, T16N, R16W.  In Section 8, T16N, R16W, we own the SE ¼ in fee and hold the minerals in the rest of the section with 26 unpatented federal mining claims (UNC1A thru UNC 26).  For the Mancos Property, we own the minerals in Section 13, T16N, R17W, in fee, the minerals in the NW ¼ of Section 7, T16N, R16W, in fee and hold the minerals in the E ½ of Section 12, T16N, R17W, with 20 unpatented federal mining claims (KP1A thru KP5A, KP19, KP36, 121617-14A thru 121617-18A, 121617-20A thru

121617-23A and 121617-32A thru 121617-35A).  The federal unpatented mining claims are all held through the payment of a $125.00 assessment fee each year on each claim.

Mineralization occurs in the Westwater Member of the Morrison Formation at depths of 800 to 1700 feet.

The surface estate on Section 17, Mancos Section 13 and Mancos Section 7 is owned by the United States Government and held in trust for the Navajo Nation. On those sections we have royalty obligations ranging from 5% to 6 ¼% and a 2% overriding royalty obligation to the Navajo Nation for surface use agreements.  The total royalties on Section 8 depend on the sales’ price of uranium.  The royalty agreements are unclear, but depending on the interpreation of the royalty agreements the aggregate royalties could be as much as 39.25% at the current price of uranium, although we believe the aggregate royalties are a lower amount.

Development Plan.   We anticipate that Churchrock will be the first of our New Mexico properties we will develop. We spent about $305,000 and $382,000 in 2006 and 2005, respectively, for permitting activities and land holding costs and about $124,000 in 2004 for permitting activities and land holding costs. In December 2006, we entered into a joint venture with Itochu to jointly develop this property (see “ Business—Joint Venture for Churchrock Property ”).

Water Rights.   The State Engineer approved our water rights application in October 1999 and granted us sufficient water rights for the life of Churchrock.

Permitting Status.   We have the radioactive material license for Section 8. This license is subject to the continuing proceedings described under “ Legal Proceedings ..” With respect to the UIC permits, see “ Legal Proceedings. ” We do not plan to pursue permits for Mancos at this time.

Figure No. 2.6.  Church Rock / Mancos Property Mineral Ownership

Crownpoint (Figure 2.7)

The Property.   The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint, New Mexico. The Properties consist of 619 gross and 521.8 net acres. We hold the minerals in the NW ¼ of Section 9, T17N, R13W with 9 unpatented federal mining claims (CP-1 thru CP9) and the minerals in the SW ¼ of Section 24, T17N, R13W with 10 unpatented federal mining claims (CP-10 thru CP-19).  In the SE ¼ of Section 24, T17N, R13W we hold a 40% interest in the minerals through a lease (the “Walker” lease) on approximately 139 acres and hold 100% of the minerals on the remaining 21 acres with two unpatented federal mining claims (Consol I and Consol II).  In the NE ¼ of Section 25, T17N, R13W we hold the minerals with eight unpatented federal mining claims (Hydro-1 thru Hydro-8).  The federal unpatented mining claims are held through the payment of a $125.00 assessment fee each year on each claim.  Access is via paved road from State Highway 371, through the town of Crownpoint to Church Road to the main gate of the property.

Mineralization is found in the Westwater Member of the Morrison Formation at a depth of from 2,100 to 2,300 feet.  Three pilot shafts were completed on the property in the early 1980’s but were never completed.  Surface facilities dating from those activities including buildings and their associated electrical/water infrastructure are still in-place and are currently used as offices and storage facilities.

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

Permitting Status.   See “ Legal Proceedings ” for a discussion of the radioactive material license for Crownpoint. The surface estate on Section 19 and 29 is owned by the United States Government and held in trust for the Navajo Nation and may be subject to the same jurisdictional dispute with respect to the UIC permit as for Section 8 and 17 in Churchrock.

Figure No. 2.7.  Crownpoint Property Mineral Ownership

Nose Rock (Figure 2.8)

The Nose Rock property consists of approximately 6,400 acres and is located about 12 miles northeast of Crownpoint, New Mexico. The minerals is held in fee on Sections 10, 11, 15, 17, 18, 19, 20, 29, 30 and 31 all in T19N, R11W.  Access to the property is via a 4-1/2 mile private paved road north of Tribal Road 9.  The property was developed by Philips Uranium Corporation in the early 1980’s and includes two circular concrete-lined shafts that have been completed to a depth of 3,300 feet.  Both shafts have been plugged at surface and just above the Westwater.  There is no usable surface infrastructure on site.  Mineralization occurs in the Westwater Member of the Morrison Formation,

Figure No. 2.8.  Nose Rock Property Mineral Ownership

West Largo(Figure 2.9)

The West Largo property is comprised of six contiguous sections of land located in McKinley County, New Mexico about 21 miles north of the town of Milan, New Mexico and about three miles west of State Highway 509.  Access is via a nine-mile 4-wheel drive road from State Highway 509.  The minerals on sections 17, 19, 21 and 29 T15N, R10W is held in fee and the minerals on sections 20 and 28 T15N, R10W is held by 75 unpatented federal mining claims (ID21 thru ID91 and ID95 thru ID98).  The Federal unpatented mining claims are held through the payment of a $125.00 assessment fee each year on each claim.

Mineralization occurs in the Westwater Member of the Morrison Formation at depths ranging from 2,000 to 2,750 feet depending on surface topography.  Over 1,000 drill holes were used to define the mineralization in the late 1970’s and early 1980’s.  Other than this exploration drilling, there has been no development on this property.

Figure 2.9.  West Largo Property Mineral Ownership

Roca Honda (Figure 2.10)

The Roca Honda property  is comprised of four sections of land totaling approximately 2,560 acres located about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico.   Sections 13, 15 and 17, T13N, R8W are held in fee and Section 8, T13N, R8W is held by 36 unpatented federal mining claims (Roca Honda 55 thru Roca Honda 63, Roca Honda 82 thru Roca Honda 90, Roca Honda 109 thru 117 and Roca Honda 136 thru Roca Honda 144). The federal unpatented mining claims are held through the payment of a $125.00 assessment for each year on each claim.  The property is accessed over various 4-wheel drive ranch roads north of State Highway 605.

 Mineralization occurs in the Westwater Member of the Morrison Formation at depths ranging from 1,700 on Section 17 to over 3,300 feet in Section 13.  In the late 1970’s and early 1980’s, various operators drilled 620 exploration holes on the property.  In the late 1980’s, Kerr-McGee sank a shaft to a depth of 1,475 feet on Section 17 to develop the property, then known as the Lee Mine.  The shaft was stopped short of the ore zone and the mine closed down when uranium prices fell in 1983.  There is no useable infrastructure on surface.

Figure No. 2.10.  Roca Honda Property Mineral Ownership

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

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS

claim	A claim is a tract of land, the right to mine of which is held under the federal General Mining Law of 1872 and applicable local laws.
concentrates	A product from a uranium mining and milling facility, which is commonly referred to as uranium concentrate or U 3 O 8 .
conversion	A process whereby uranium concentrates are converted into forms suitable for use as fuel in commercial nuclear reactors.
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

uranium or uranium concentrates	U 3 O 8 or triuranium octoxide.
U 3 O 8	Triuranium octoxide equivalent contained in uranium concentrates, referred to as uranium concentrate.
waste	Barren rock in a mine, or uranium in a rock formation that is too low in grade to be mined and milled at a profit.

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

	Number of shares
	issuable under		Number of shares
	outstanding options	Weighted average	available for
Plan category	and rights	exercise price	future issuance
Equity compensation plans approved by security holders	4,524,246	$2.36	500
Equity compensation plans not approved by security holders	1,201,234	$1.34	700,000
Total	5,725,480	$2.14	700,500

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

Item 6.           Selected Financial Data.

The following tables provide selected financial and operating data for each of the fiscal years in the five-year period ended December 31, 2006. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of

Operation ” and the Company’s financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period.

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

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2006, 2005 and 2004

Production and Sales.  Our uranium production increased from 76,200 pounds in 2004, to 310,000 pounds in 2005 and trailed off to 259,100 pounds in 2006.  Production began at our Vasquez project in the fourth quarter of 2004 and increased in 2005 as Vasquez’s wellfields reached there peak production output.

In 2006 we saw a drop off in Vasquez production and the start-up of production from our Kingsville project.  We expect this trend to continue in 2007, with Vasquez contributing a lower percentage of overall production and Kingsville Dome contributing the majority of our uranium production.  The start-up of production from Kingsville Dome wellfield 13 in January 2007, the first new production from our Production Area 3 at Kingsville Dome is expected to allow us to increase production from 2006 levels.

We expect our 2007 production rates to increase from 2006 levels as a result of increases in production from our Kingsville Dome project.  Our focus in 2007 will be to maximize production from our existing wellfields at Kingsville Dome, bring on additional wellfields at this project, ready our Rosita project for a return to production and continue to produce the existing wellfields at Vasquez providing they remain economically viable.  These production increases will be dependent upon certain factors including continuing strong uranium market prices, the continued availability of development and production resources and ability to continue to delineate and develop new production wellfields as existing wellfields are produced.

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

Cost of Goods Sold.    We expect to see an improvement in our production costs in 2007 compared to 2006.  With a higher percentage of our production in 2007 projected from our Kingsville Dome project we expect this historically lower cost production to contribute significantly in reducing both our operating and capital costs of production in 2007.

Our average cost of pounds sold was $43.36 for 2006 compared to $20.32 for 2005. This cost increase resulted from our incurring both higher operating and capital costs in 2006 when compared to 2005 and were primarily caused by inefficiencies at our Vasquez project.  We encountered chemical and permeability obstacles in the Vasquez project’s formation which caused us to attempt a variety of new operating techniques including the use of different oxidizing components and more concentrated drilling patterns for our wellfields.  These and other attempted solutions did not have the desired effect of increasing the production rates and reducing our operating and capital costs at Vasquez. The cost of pounds sold includes operating expenses and depreciation and depletion. These costs for 2006 include a cumulative $1.5 million related to lower of cost or market inventory adjustments made quarterly. The adjustments resulted from the book carrying value of our uranium inventory exceeding the expected market value of the inventory. These adjustments had the effect of reducing the carrying value of the uranium inventory and accelerating the timing of recording operating expenses and depreciation and depletion recorded in the statement of operations for each quarter. The cost of goods sold for 2006 exclude $761,000 ($17.77 per pound) from a lower of cost or market adjustment made in December 2005 for 42,900pounds of Vasquez inventory at that date that were sold in the first quarter of 2006. In 2004, we sold 72,350 pounds of Vasquez production and incurred cost of sales of $852,000 or $11.77 per pound related such sales.

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

Impact of Contract Renegotiation

In March 2006, we renegotiated our supply contracts with Itochu and UG. We committed to each of them one-half of whatever our production is in Texas at a price that is based on the market price at the time of delivery less an agreed discount. Prior to March 2006, these contracts were priced based on fixed prices subject to agreed nominal price increases indexed to inflationary changes. The average price for the deliveries under our previous contract terms was $17.95 in 2005 and was anticipated to have been $14.58 per pound in 2006.  The renegotiated contracts provided us with the ability to take advantage of the increases in uranium market prices realized in 2006 and more closely aligned the prices we received for uranium sales to the pricing occurring in the uranium marketplace.  For 2006, uranium spot market prices rose from $36.25 per pound in January to $72.00 per pound in December.  We expect to see a continued strengthening in uranium market prices for 2007, which in turn is projected to provide increased sales prices for our uranium sales.

Based upon our projected uranium production for 2007, current uranium prices and uranium market outlooks, we expect 2007 to show increased sales volumes and increased uranium sales revenues compared to 2006.  We expect our Kingsville Dome production to contribute more towards our total production in 2007 than our production from Vasquez and as a result of projected lower Kingsville Dome production costs expect 2007 operations to reflect higher profitability than 2006.  See “Business—Long-Term Delivery Contracts ” for a discussion of the terms of the revised contracts, including certain conditions thereto.

Liquidity—Cash Sources and Uses for 2007

In April 2006 we raised net proceeds of approximately $48.2 million by a sale of 10,200,307 shares of Common Stock at $4.90 per share in a private placement to selected accredited investors. In addition to the foregoing proceeds, the Company had $5.9 million in cash on hand at December 31, 2005.

From April to December 2006, our net cash outflows have averaged $1.7 to $1.8 million per month..  Our cash on hand at December 31, 2006 of $20.2 million and the cash generated from operations is expected to be the source to fund all of our cash requirements during the year.  These requirements include uranium production operations, capital expenditures for development of new production wellfields, permitting and licensing of new production areas, acquisition and exploration of new properties with uranium production potential, restoration and reclamation activities at existing and previously mined wellfields, increases for financial surety needs and our general and administrative costs.  The cash we expect to generate from our uranium operations in 2007 will be dependent on our ability to achieve the production increases projected from our Kingsville Dome project as well as the continuation of strong uranium market prices during the year.   These production increases will be dependent upon certain factors including the continued availability of development and production resources and ability to continue to delineate and develop new production wellfields as existing wellfields are produced.  In the event that we are unable to achieve our targeted production rates or our projected production costs, or if uranium prices should fall substantially below their expected prices, we may not be able meet our continued cash requirements in the future.

Derivative Financial Instruments

The Company determined that its original long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at fair value at December 31, 2005 and 2004. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts. See Note 5 to the Consolidated Financial Statements for discussion of renegotiated sales contracts.

The Company amended these contracts in March 2006. The amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and do not obligate the Company to deliver any uranium in excess of its production. The Company has determined that the terms of the amended contracts substantially eliminate their qualification as derivatives.

We recorded a gain on derivatives in 2006 of $34.8 million compared to losses of $30.9 million and $13.1 million in 2005 and 2004, respectively. The gain in 2006 resulted from changes in the contract terms of long-term uranium sales contracts that were finalized in March 2006. In March 2006 we entered into a new contract with Itochu and a new contract with UG that supersede the prior contracts. Each of the new contracts calls for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are summarized in “ Business—Long Term Delivery Contracts ”.

Contingent Liabilities

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

Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company and these off balance sheet financing arrangements permit us to meet the financial surety requirements as directed by the Texas regulatory agencies that permit and license our operations.  L/C’s, issued by Bank of America in the amount of $2.0 million and $1.1 million, were issued on December 31, 2006 and December 31, 2005, respectively, and are collateralized in their entirety by certificates of deposit.  Since we are collateralizing these L/C’s for their face amount, we do not receive any significant benefits from a liquidity or capital resource standpoint.  The collateral deposited to facilitate the issuance of the L/C’s does provide a nominal rate of return that approximates the annual cost of the L/C.  We do not expect any significant changes in the terms or availability of additional L/C’s we may require in the future.

Performance bonds totaling $2.8 million were issued by United States Fidelity and Guaranty Company (“USF&G”) for the benefit of the Company on December 31, 2006 and December 31, 2005. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million as of December 31, 2006 and December 31, 2005, respectively.  In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.  The amount by which the bonding exceeds the collateral provides us a liquidity and capital resource benefit.  If we were required to provide additional financial surety for these bonds on terms similar to those of our L/C’s, we would be required to fund approximately $2.5 million in additional collateral on both December 31, 2006 and 2005.  No new bonds have been issued by USF&G, or any other bonding or insurance entities, for us.

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

Derivative Financial Instruments

The Company determined that its original long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at fair value at December 31, 2005 and 2004. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company’s derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts. See Note 5 to the Consolidated Financial Statements for discussion of renegotiated sales contracts.

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

Item 8.      Financial Statements and Supplementary Data.

Financial Statements

The financial statement information called for by this item appears on pages F-1 through F-23.

Supplementary Financial Data Table

SUPPLEMENTARY FINANCIAL DATA
(UNAUDITED)

	For the Quarter Ended(1)
								3/31/2005
	12/31/2006	9/30/2006	6/30/2006	3/31/2006	12/31/2005	9/30/2005	6/30/2005	(Restated)
	(Amounts in Thousands)
Uranium sales	$2,903	$2,765	$1,844	$1,069	$836	$1,263	$1,060	$1,706
Earnings (loss) from operations	(2,999)	(6,371)	(2,148)	31,947	(21,114)	(2,051)	(10,077)	(2,376)
Net earnings (loss)	(2,543)	(5,989)	(2,116)	32,158	(20,629)	(2,018)	(10,082)	(2,358)
Net earnings (loss) per common share:(2)
Basic	$(0.05)	$(0.12)	$(0.04)	$0.79	$(0.50)	$(0.05)	$(0.30)	$(0.07)
Diluted	$(0.05)	$(0.12)	$(0.04)	$0.73	$(0.50)	$(0.05)	$(0.30)	$(0.07)

(1)	Unaudited quarterly results.

(2)	Net earnings (loss) per common share information reflects the effect of a reverse 1 for 4 stock split made effective April 11, 2006.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .

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

The following material weakness forms the basis for our conclusion at December 31, 2006:

•

Controls over the Review of Financial Statements. Our financial and accounting organization consists of the Vice President—Finance and the Corporate Controller. Due to a lack of financial and accounting resources, the financial records preparation and review procedures performed by our personnel with respect to our application of the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “ Share-Based Payment”

(“SFAS 123(R)”) for the fourth quarter of 2006 did not correctly record certain terms of stock option grants made in the fourth quarter of 2006. This matter was identified by our auditors in March 2007 during the course of their audit procedures and resulted in an audit adjustment increasing stock compensation expense by $629,000 in our year end 2006 financial statements. Because of this lack of resources, review procedures were not consistently performed on a timely basis to ensure that financial reporting and fraud risk controls were operating in the manner designed.

Hein & Associates LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K/A, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, dated March 27, 2007, which expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is included below.

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

Leland O. Erdahl, George R. Ireland and Terence J. Cryan have been determined by our Board of Directors to be independent directors under the rules of the NASDAQ Global Market.

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

Objectives of Compensation Program

The primary objectives of our compensation program are to (i) design competitive total compensation and rewards programs to enhance the Company’s ability to attract and retain knowledgeable and experienced senior executives, (ii) drive and reward performance which supports the Company’s core values, (iii) provide a percentage of total compensation that is “at-risk”, or variable, based on predetermined performance criteria, (iv) require significant stock holdings to align the interests of named executive officers with those of stockholders, and (v) set compensation and incentive levels that reflect competitive market practices.

What Our Compensation Program is Designed to Reward

The Company’s compensation program is designed to reward exceptional organizational and individual performance.

Elements of Company’s Compensation Plan and Why We Chose Each (How It Relates to Objectives)

                In furtherance of the Company’s compensation objectives and to reward exceptional organization and individual performance, the Company’s compensation program includes a base salary component, performance goals component (both financial and non-financial), stock incentive component, and retirement, health and welfare benefit component, each of which is reviewed by the Compensation Committee collectively in establishing the various forms and levels of the compensation program.  The Company does not have an exact formula for allocating between cash and non-cash compensation.

(i)            Base Salary

                We establish base salaries for our executives based on the scope of their responsibilities, and take into account competitive market compensation paid by comparable uranium industry companies.   For 2006, such peers included Denison Mines, Laramide Resources, Strathmore Minerals, Uranium One, Uranium Energy, Energy Metals, Cameco, and Palladin.   Base salaries are adjusted annually, and from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

(ii)        Performance Goals

                Financial.  The Compensation Committee believes that a significant portion of each` senior executive’s compensation should be tied to the Company’s performance measured against profitability and stockholder value creation. By doing so, named executive officers have the incentive of increasing Company profitability and stockholder return.  The Company measures financial performance awards against certain (i) production targets, (ii) production cost targets, and (iii) budget targets.  During periods when performance meets or exceeds these established financial objectives, named executive officers should be paid at or more than expected levels. When the Company’s performance does not meet key financial objectives, named executive officers should be paid less than expected levels.  Performance goals have changed from time to time and will continue to change as the conditions of the Company and the uranium market evolve.

                Non-Financial.  The Compensation Committee also believes that a significant portion of a senior executive’s compensation should be tied to the Company’s performance as a whole measured against the Company’s performance in relation to its (a) performance goals:

                (i) continued viability of the company as a going concern through the low price cycle for uranium concentrate and as conditions permit develop a strong balance sheet;

                (ii) maximizing shareholder value;

                (iii) develop and implement strategy for market competitiveness in acquiring additional properties for uranium resources for future development and operation;

                (iv) continued retention of existing uranium properties and resources for development and operation at a time when an economic cycle for uranium selling prices returns; and

                (v) continued retention of a valuable cadre of personnel for future development and operation of uranium properties in the United States, and

(b) core values:

                (i) safety,

                (ii) community involvement,

                (iii) environmental friendliness,

                (iv) development of future leaders, and

                (vi) adherence with a strict code of ethics.

During periods when performance meets or exceeds these established non-financial objectives, named executive officers should be paid at or more than expected levels. When the Company’s performance does not meet or exceed these established non-financial objectives, named executive officers should be paid less than expected levels.  Performance goals have changed from time to time and will continue to change as the conditions of the company and the uranium market evolve.

                (iii)         Stock Incentive Compensation

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

The exercise prices of all stock options granted to the named executive officers as of December 31, 2006 are shown in the Grant of Plan-Based Awards Table on page 44. Additional information on these grants, including the number of shares subject to each grant, also is shown in the Grants of Plan-Based Awards Table.

Options are granted periodically. The exercise price for each stock option is the market value on the date of grant. The Compensation Committee may approve stock option awards to a new employee at the time he or she is hired if the Compensation Committee determines that he or she can substantially contribute to meeting the performance goals of the company. The only such award during 2006 was to Mr. David Clark for 800,000 shares when he was hired as President and Chief Operating Officer in 2006 by the Company. The only other stock option awards to employees during 2006 were on November 8, 2006 at the time of a regularly scheduled board meeting for a total of 230,000 shares to eight tier two employees with individual awards ranging from 15,000 shares to 50,000 shares. It has been the Company’s practice not to make any stock option awards to employees during a period when there is material non public information.

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

(iv)  Retirement, Health and Welfare Benefits

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

Supplemental Health Care Plan.  The Company has adopted a health care plan (the “Supplemental Plan”) for the Company’s named executive officers and certain of its other employees, which supplements the standard health care plan available to all eligible employees (the “Standard Plan”). The Supplemental Plan pays directly to the participant 80% of all out-of-pocket medical and dental expenses not covered under the Standard Plan, including deductibles and co-insurance amounts. Additionally, the Supplemental Plan provides to each participant $100,000 of accidental death and dismemberment insurance protection and a worldwide medical assistance benefit. Each participant in the Supplemental Plan will receive a maximum annual benefit of $100,000. The Company pays an annual premium under the Supplemental

Plan equal to $250 per participant plus 10% of claims paid. In addition to other officers and employees, the named executive officers covered by the Supplemental Plan are Paul K. Willmott, Richard A. Van Horn, Mark S. Pelizza, Thomas H. Ehrlich and David N. Clark.

401(k) Profit Sharing Plan.  The Company maintains a defined contribution profit sharing plan for employees (the “401(k)”) that is administered by a committee of trustees appointed by the Company. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year the Company makes a contribution to the 401(k) without regard to current or accumulated net profits of the Company. These contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at the Company’s discretion) of the participants’ contributions, up to 4% of each participant’s gross pay. For the plan year ended July 31, 2006, the Company contributed amounts equal to 100% of the participant’s contributions, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

Deferred Compensation Plans.  The Company has four separate deferred compensation plans covering the years 1999 through 2004. Under these plans executive officers and directors of the Company and its subsidiaries were permitted to defer up to 100% of their 1999, 2000, 2001, 2002, 2003 and 2004 salary with payment thereof to be made on January 11, 2011. On or before that date, the participant may elect to receive the deferred amount in shares of the Company’s Common Stock valued at a weighted average of $0.71 per share under the 1999 deferred compensation plan and $0.80 per share under the 2000-2004 plans. As of December 31, 2006, a total of $789,228 has been deferred under such plans. In 2006, no elections were made to convert deferred compensation into shares of Common Stock under the 1999 plan or under the plans for the years 2000 through 2004.

(v)  Competitive Compensation Program

The Compensation Committee reviews the overall compensation of executives at peer companies to ensure that the compensation program is competitive.  For 2006, such peers included Denison Mines, Laramide Resources, Strathmore Minerals, Uranium One, Uranium Energy, Energy Metals, Cameco, and Palladin.   The Compensation Committee focused on such peers salary levels, performance bonuses, long term incentive compensation, and any other relevant executive compensation to provide a base of comparison.  The Company believes that a competitive compensation program will enhance its ability to attract and retain senior executives. The Compensation Committee has recently retained GK Partners, an executive compensation consultant, to advise the Compensation Committee on developing appropriate financial metrics to be used in settling executive compensation.  The Company does not have a long term contract in place with GK Partners.

How the Company Chose Amounts and/or Formulas for Each Element

The Compensation Committee reviews, on an annual basis, each compensation package for the named executive officers. The Company does not have an exact formula for allocating between cash and non-cash compensation.  In each case, the Compensation Committee takes into account each named executive officers (i) current and prior compensation, (ii) scope of responsibilities, (iii) experience, (iv) comparable market salaries, and (v) the Company’s achievement of performance goals (both financial and non-financial).  The Compensation Committee also (i) has the opportunity to meet with the named executive officers at various times during the year, which allows the Compensation Committee to form its own assessment of each individual’s performance, and (ii) reviews the report of the Chief Executive Officer presented to the Compensation Committee, evaluating each of the other named executive officers, including a review of their contributions and performance over the past year, strengths, weaknesses, development plans and succession potential.

Upon review of each of the above named items, and after giving particular consideration to Mr. Van Horn’s knowledge and experience in developing and operating uranium deposits, Mr. Pelizza’s knowledge and experience in securing permits for operating uranium properties and processing facilities, Mr. Ehrlich’s knowledge of accounting rules and regulations governing the accounting for uranium operations, and Mr. Clark’s knowledge and experience in (i) the uranium industry, (ii) marketing of uranium concentrate, and (iii) developing a strategic plan of operations for the company, the Compensation Committee approved the following increases to each named executive officer’s base salary:

•	Mr. Van Horn’s base salary was increased from $156,000 to $210,000;

•	Mr. Pelizza’s base salary was increased from $126,000 to $210,000;

•	Mr. Ehrlich’s base salary was increased from $126,000 to $165,000;

•	Mr. Willmott’s base salary was set at $237,000; and

•	Mr. David Clark was hired in 2006, and his base salary of $240,000 and initial option award associated with his hiring as our president and chief operating officer was set on November 13, 2006.

The above-referenced adjustments to base salary reflect the Compensation Committee’s total compensation adjustments.

While the Company did meet a number of non-financial performance goals, no performance based awards were granted because the Company failed to meet its production target for 2006 of 800,000 pounds and its production cost target for 2006 of $20-$25 per pound.

No stock option awards were made during 2006 to any of the above-named employees other than Mr. Clark.  The other named executive officers of the Company had received long term incentive stock option grants in prior years which were not yet fully vested and the Compensation Committee determined that there was not an additional need to issue additional incentive compensation awards.  Mr. Clark received a grant of stock options that were awarded on his appointment as President of the Company.  Mr. Clark’s award was made in part to strengthen the relationship between the long term value of our stock and his ability to participate in that gain financially, thereby further aligning his interests with that of the Company’s shareholders.  The size of the stock option award to Mr. Clark was determined after analyzing and deliberating on the appropriate level of total compensation for Mr. Clark given his importance to the Company in reaching its stated operating and financial objectives.  The Compensation Committee also considered the level of incentive stock awards to Mr. Clark’s peers at industry competitors, with the goal of establishing a level that would allow the Company to both retain Mr. Clark and serve as an appropriate incentive to Mr. Clark in a highly competitive industry.

Mr. Willmott’s and Mr. Clark’s Compensation

Mr. Willmott’s annual base salary as Chairman and CEO was set at $237,000 on October 13, 2005 based on his responsibility for all phases of meeting the company’s performance and adherence to core values and remained unchanged in 2006. Mr. Clark was hired in October, 2006 at a base annual salary of $240,000 ss President and Chief Operating Officer and assumed the duties of (i) supervising the day to day activities of the Company’s operations and (ii) developing and implementing a strategy for the Company’s participation in the renaissance of the nuclear power industry in the United States and worldwide. Mr. Clark’s experience in developing strategic plans for the uranium industry was deemed to be extremely important to the Company as the uranium mining and nuclear power industry began to undergo dramatic changes throughout the world. It was therefore the judgment of the Compensation Committee that we should structure Mr. Clark’s compensation package to both align his financial interest with that of the shareholders and incentivize him to remain with the Company for a longer period of time in a very competitive environment for experienced uranium industry executives. The Compensation Committee also reviewed the compensation packages of its peer group companies in reaching a determination as to the size and terms of Mr. Clark’s compensation package. Based on the above factors and determinations, he was granted a stock option to purchase 800,000 shares, subject to vesting over time.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for services in all capacities for the years ended December 31, 2006, 2005 and 2004 paid to our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers who were serving as such as of December 31, 2006.

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred	All Other
				Stock	Option	Incentive Plan	Compensation	Compensation
		Salary	Bonus	Awards	Awards	Compensation	Earnings	(1)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Paul K Willmott(2)(7)	2006	238,021	0	—	—	—	—	14,608	252,629
Chairman and Chief	2005	207,676	0	—	—	—	—	6,140	213,816
Executive Officer	2004	202,725	0	—	630,000	—	—	3,126	835,851
Richard A. Van Horn(3)(7)	2006	191,173	0	—	—	—	—	248,982	440,155
Senior Vice President—	2005	139,792	0	—	—	—	—	2,452	142,244
Operations	2004	137,950	0	—	420,000	—	—	2,372	560,322
Mark S. Pelizza(4)(7)	2006	174,787	0	—	—	—	—	241,115	415,902
Vice President—Health,	2005	109,908	0	—	—	—	—	9,143	119,051
Safety and Environmental
Affairs/President—Hydro
Resources Inc.	2004	109,108	0	—	420,000	—	—	5,3271	534,429
Thomas H. Ehrlich(5)(7)	2006	148,672	0	—	—	—	—	7,077	155,749
Vice President and Chief	2005	109,908	0	—	—	—	—	2,162	112,070
Financial Officer	2004	106,780	0	—	420,000	—	—	1,923	528,703
David N. Clark(6)(7)	2006	58,154	0	—	2,579,500	—	—	40,892	2,678,546
President and Chief	2005	0	0	—	—	—	—	0	0
Operating Officer	2004	0	0	—	—	—	—	0	0

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

(6)

All Other Compensation includes $40,892 for directors’ fees. The value of the Stock Option awards  includes 800,000 options and 50,000 using a fair market value of $2.91 and $5.03 per share, respectively. The fair market value per share is calculated as described in Footnote 9 Stock Based Compensation Plan of the Notes to Consolidated Financial Statements.

(7)

See Footnote 8 — Shareholder’s Equity of the Notes to Consolidated Financial Statements for discussion of stock option grants issued or issuable for deferred compensation.  See Footnote 9 — Stock Based Compensation Plan of the Notes to Consolidated Financial Statements for discussion of valuation assumptions for stock option grants.

Grant of Plan Based Awards

This table discloses the actual number of stock options and restricted stock awards granted in 2006 and the grant date fair value of these awards. It also captures potential future payouts under the Company’s non-equity and equity incentive plans.

								All Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise	Grant
		Estimated Future Payouts			Estimated Future Payouts			Number	Number of	or Base	Date Fair
		Under Non-Equity			Under Equity			of Shares	Securities	Price of	Value of
		Incentive Plan Awards			Incentive Plan Awards			of Stock	Underlying	Option	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards
David N. Clark	10/3/2006	—	—	—	—	—	—	—	800,000	2.97	2,328,000
	6/6/2006	—	—	—	—	—	—	—	50,000	5.13	251,500

Employment Agreements

We have standard agreements in place for our key employees that become effective in the event of a change in control. The Committee has made the determination that such agreements are necessary to retain key employees during the process leading to a possible change in control and insure that such employees can proceed to review the elements regarding the change in control in the best regard for shareholders without concern for continued salary payments if the change in control in fact does occur. The amount of the compensation payable to any particular employee is based on the compensation earned by such employee immediately prior to the change in control.  Except for these agreements, we have not employment contracts with employees.

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

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Richard A. Van Horn	50,000	238,690	—	—
Mark S. Pelizza	50,000	217,150	—	—

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

The following table summarizes all compensation earned by the Company’s directors in the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Leland O. Erdahl (1)	42,000	—	126,250	—	—	—	168,250
George R. Ireland (1)	40,200	—	126,250	—	—	—	166,450
Terence J. Cryan (1)	10,050		146,000	—	—	—	156,050

(1) See Footnote 8 — Shareholder’s Equity of the Notes to Consolidated Financial Statements for discussion of stock option grants issued or issuable for deferred compensation. See Footnote 9 — Stock Based Compensation Plan of the Notes to Consolidated Financial Statements for discussion of valuation assumptions for stock option grants.

(2) Option Award represents the grant date fair value of equity awards granted during 2006.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.

Compensation Committee:

Mr. Leland O. Erdahl

Mr. George R. Ireland

Mr. Terence J. Cryan

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Please refer to our response in Item 11 of this Annual Report on Form 10-K/A for equity compensation plan information.

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

Principal Stockholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Zesiger Capital Group, LLC	8,604,807	(3)	16.6%
320 Park Avenue, 30th Floor
New York, NY 10022
Rudolf J. Mueller	2,736,680	(4)	5.3%
c/o The Winchester Group, Inc.
153 East 53 rd Street, Suite 5101
New York, NY 10022
Gilder, Gagnon, Howe & Co. LLC	5,915,096	(5)	11.4%
1775 Broadway, 26 th Floor
New York, NY 10019
Dreman Value Management LLC	6,481,150		12.53%
Harbourside Financial Center
Plaza 10, Suite 800
Jersey, City, NJ 07311
Deutsche Asset Management, Inc.	5,282,200		10.21%
Taunusanlage 12
D-60325 Frankfurt am Main
Federal Republic of Germany

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

Date: March 13, 2008
URANIUM RESOURCES, INC.
	By:	/s/ DAVID N. CLARK
David N. Clark
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT	March 13, 2008
Paul K. Willmott,
Director and Chairman

/s/ DAVID N. CLARK	March 13, 2008
David N. Clark
Director, President and Chief Executive Officer

/s/ THOMAS H. EHRLICH	March 13, 2008
Thomas H. Ehrlich,
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LELAND O. ERDAHL	March 13, 2008
Leland O. Erdahl, Director

/s/ GEORGE R. IRELAND	March 13, 2008
George R. Ireland, Director

/s/ TERENCE J. CRYAN	March 13, 2008
Terence J. Cryan, Director

/s/ MARVIN K. KAISER	March 13, 2008
Marvin K. Kaiser, Director

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
March 27 , 2007

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

1.   DESCRIPTION OF THE COMPANY

Uranium Resources, Inc. (“ URI”) was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ recovery (“ISR”) or solution mining process. Historically, the primary customers of the Company have been major utilities who utilize nuclear power to generate electricity. At present the Company owns producing and undeveloped uranium properties in South Texas and undeveloped uranium properties in New Mexico.

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

Depreciation and Depletion.   Depletion of uranium mineral interests, permits, licenses and related development costs are computed on a property-by-property basis using the units-of-production method based on each projects pounds of recoverable uranium. The determination of the depleteable base for each uranium mineral interest is  calculated by the Company’s professional geologists to determine the estimated recoverable uranium to be produced over the projected life for each uranium mineral interest.  Depreciation and depletion are provided on the investment costs, net of salvage value, of the various uranium properties’ production plants and related equipment using the estimated production life of the uranium reserves. During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties are ceased. Depreciation and depletion of our plant facilities, machinery and equipment continues, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site. Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

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

Revenue Recognition for Uranium Sales

The Company delivers uranium to its customers at third-party conversion facilities. The third-party converters warehouse our uranium and transfer title to our customers via book transfer upon instructions supplied by the Company. The Company recognizes revenue from the sale of uranium when title to the uranium transfers and delivery is completed through such book transfer. The Company bears the risk of loss while its uranium is held at the converter prior to its sale to our customers, except in the case of negligence by the converter, whereby the converter would bear such risk.  Upon completion of the book transfer, which is a record keeping entry rather than a physical transfer of goods to the customer, the risk of loss passes to our customer.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “ Share-Based Payment” (“FAS 123(R)”). The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

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

The surface estate on Section 17 is owned by the United States Government and held in trust for the Navajo Nation. We have royalty obligations ranging from 5% to 6 1/4 % and a 2% overriding royalty obligation to the Navajo Nation for surface use agreements.

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

In December 2005 we entered into a joint venture with Itochu to develop our Churchrock property in New Mexico. See “ Joint Venture for Churchrock Property .”  Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, which was completed at the end of 2006. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward. The parties expect to make the preliminary investment decision the first week of May 2007.

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

7.   RELATED-PARTY TRANSACTIONS

In the second quarter of 2006, the Company issued a total of 162,500 shares of Common Stock (50,000 shares each to Richard A. Van Horn and Mark S. Pelizza at $0.80 per share and 62,500 shares to William M. McKnight, Jr. at $2.80 per share), each of them an executive officer of the Company, upon their election to exercise stock options under the terms of the Company’s stock option plans.  The exercise price was the closing price of the shares on the date the stock option was granted.

In April 2006, August 2005 and May 2005 the Company issued shares of its common stock in private placement transactions. Two private investment partnerships managed by George R. Ireland, a director of the Company, purchased 300,000 out of 10,200,307 shares in the April 2006 offering, 400,000 shares out of 6,000,000 shares in the August 2005 offering and all of the 833,333 shares in the May 2005 offering.  The partnerships managed by Mr. Ireland paid the same price for their shares as that paid by other investors who were not affiliated with the Company, and Mr. Ireland did not participate in the pricing of those offerings.  The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares issued in these private placements.

In September 2005, the Company issued a total of 9,562 shares of Common Stock at $0.80 per share to Leland O. Erdahl, a director of the Company, upon his election to convert deferred compensation into shares under the terms of the Company’s deferred compensation plans adopted in 1999 through 2004.

On March 28, 2005 the Company borrowed $600,000 pursuant to a Note Purchase Agreement dated March 24, 2005. The lenders were five (5) stockholders of the Company, Robert K. Winters, Domenic Mizio, J.P. Morgan Trust Co. (Bahamas) Ltd. as Trustee U/A/D 11/30/93, City of Milford Pension & Retirement Fund, and Mellon Bank NA, Custodian for PERSI-Zesiger Capital each of whom may be considered an affiliate. In the fourth quarter of 2005 each lender elected to convert their note and accrued interest in common stock of the Company. A total of 314,166 shares were issued at a share price of $2.00 per share in connection with the conversion of the Notes.  The Board of Directors determined that the interest rate on the loans and the conversion price was no less favorable to the Company that the terms available from unrelated parties.

In January 2005, the Company issued a total of 56,250 shares of Common Stock at $0.80 per share to a former director and holder of in excess of 5% of outstanding common shares of the Company upon his election to convert deferred compensation under the terms of the Company’s deferred compensation plans adopted in 1999 through 2004.

In November 2004, the Company raised an additional $100,000 of equity by the issuance of 128,641 shares of Common Stock at $0.80 and $0.76 per share to Paul K. Willmott an executive officer and director of the Company, upon the exercise of outstanding stock options.  The exercise price was the closing price of the shares on the date the stock option was granted.

In June and December 2004, the Company issued a total of 119,125 shares of Common Stock at $0.80 per share to, Leland O. Erdahl, a director of the Company upon his election to convert deferred compensation under the terms of the Company’s deferred compensation plans adopted in 1999 through 2004.

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

At the June 2006 and 2005 annual meeting of the stockholders, each of the non-employee directors of the Company (Leland O. Erdahl and George R. Ireland) was granted an option under the 2004 Directors Plan to purchase 25,000 shares of the Company’s common stock at an exercise price of $5.15 and $1.80 per share, respectively. In June and October 2006 options to purchase 50,000 shares of the Company’s Common Stock were granted to two new non-employee directors of the Company (David N. Clark in June and Terence J. Cryan in October) at exercise prices of $5.13 and $2.97, respectively. The non-employee directors hold options covering 350,000 shares under the 2004 Directors’ Plan at December 31, 2006. At December 31, 2006, 700,000 shares were available for future grants under the 2004 Directors’ Plan.

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

9.   STOCK-BASED COMPENSATION PLANS

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “ Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “ Share-Based Payment “ (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarter ended March 31, 2006 and beyond includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

10.1 2*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.1 3*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.1 4*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.1 5*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.1 6*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.1 6.1*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10KSB dated March 31, 2006, SEC File Number 000-17171).
10.1 7*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).
10.1 7.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company’s Annual Report on Form 10KSB dated March 31, 2006, SEC File Number 000-17171).
10.2 2*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.2 3*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171)
10.2 4*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171)
10.2 4.1*

Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2002, Deferred Compensation Plan for 2003, and Deferred Compensation Plan for 2004 (filed with the Company’s Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171)

10.2 6*	2004 Directors Stock Option Plan dated June 2, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653)
10.2 7*	Contract with UG U.S.A., Inc for the Purchase of Natural Uranium Concentrates (U 3 O 8) dated August 12, 2003 (filed with the Company’s Pre-Effective Amendment No
10.2 7.1*	Amendment No. 1 with UG U.S.A., Inc. dated August 30, 2004 to Exhibit 10.27 (filed with the Company’s Pre-Effective Amendment No
10.2 7.2*	Amendment No. 2 with UG U.S.A., Inc. dated April 29, 2005 to Exhibit 10.27 (filed with the Company’s Pre-Effective Amendment No
10.2 8*	Amended and Restated Uranium Supply Contract with Itochu Corporation dated June 7, 2005 (filed with the Company’s Pre-Effective Amendment No
10.3 1*

Note Purchase Agreement dated March 24, 2005 and promissory notes issued thereunder (filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171)

10.3 2*	Uranium Supply Contract with UG U.S.A., Inc. dated April 29, 2005 (filed with the Company’s Pre-Effective Amendment No
10.3 3*	Uranium Supply Contract with Itochu Corporation dated June 15, 2005 (filed with the Company’s Pre-Effective Amendment No
10.3 4*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Form 8-K dated August 12, 2005, SEC File No
10.3 5*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company’s Quarterly Report on Form 10QSB/A dated November 18, 2005, SEC File No. 000-17171).
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

10.3 9*

Stock Purchase Agreement dated as of April 19, 2006, by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Current Report on Form 8-K dated April 19, 2006, SEC File No

10.4 0*	Limited Liability Company Agreement of Churchrock Venture LLC (filed with the Company’s Current Report on Form 8-K dated December 5, 2006, SEC File No
10.4 1*	Compensation Agreement dated March 12, 2007 between the Company and Craig S. Bartels (filed with the Company’s Form 8-K dated March 13, 2007, SEC File No
10.4 2*	Compensation Agreement dated March 12, 2007 between the Company and David N. Clark (filed with the Company’s Form 8-K dated March 13, 2007, SEC File No

14*	Uranium Resources, Inc. Amended Code of Ethics for Senior Executives. (filed with the Company’s Form 10-K dated March 30, 2007, SEC File No. 000-17171).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.