Form 10-K
period 2007-12-31
URANIUM RESOURCES INC /DE/
filed 2008-03-17
CIK 839470

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33404

URANIUM RESOURCES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State of Incorporation)	75-2212772 (I.R.S. Employer Identification No.)
405 State Highway Bypass 121, Building A, Suite 110 Lewisville, Texas (Address of principal executive offices)	75067 (Zip code)
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2007, was approximately $270,706,577. Number of shares of Common Stock, $0.001 par value, outstanding as of March 10, 2008: 52,305,129 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K report are incorporated by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

i

ii

URANIUM RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

        The "Company" or "Registrant" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-K contains "forward-looking statements." These statements include, without limitation, statements relating to management's expectations regarding the Company's ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Risk Factors" beginning on page 15.

        Certain terms used in this Form 10-K are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

Item 1.    Business.

The Company

        Uranium Resources, Inc. (URI) is involved in all aspects of the uranium mining business including exploration, mine development and production. We were organized in 1977 to develop uranium mines in South Texas using an in situ recovery mining process (ISR). We currently operate the Kingsville Dome and Vasquez ISR projects in Texas and plan to restart the Rosita project in the second quarter of 2008. The company also has plans to develop its 101.4 million pounds of in-place mineralized uranium material in New Mexico using both ISR and conventional mining and milling methods.

        Texas Production:    From 1988 through 1999, we produced approximately 6.1 million pounds of uranium from two South Texas projects—3.5 million pounds from Kingsville Dome and 2.6 million pounds from Rosita. In 1999, we shut-down our production at both projects due to depressed uranium prices. We had no revenue from uranium sales between 2000 and the fourth quarter of 2004, and therefore had to rely on equity infusions to fund operations and maintain our critical employees and assets.

        After uranium prices began to rise in 2004, we placed our South Texas Vasquez property into production during the fourth quarter of that year. In April 2006, we placed our Kingsville Dome property into production. We plan to begin production of Rosita in the second quarter of 2008. Since December 2004, we have produced approximately one million pounds of uranium from our South Texas Vasquez and Kingsville Dome projects. We estimate we will produce between 400,000 and 450,000 pounds U3O8 in 2008 and 2009 from our South Texas operations.

        New Mexico Assets:    We own 183,000 acres of mineral holdings in New Mexico that contain approximately 101 million pounds of in-place mineralized uranium material that has been verified by an independent engineering firm. These properties were acquired during the 1980s and 1990s along with a vast database of exploration logs and drill results that were developed by Conoco, Homestake Mining, Mobil Oil, Kerr-McGee, Phillips Petroleum, United Nuclear and Westinghouse Electric Corporation. We believe a substantial amount of our total acreage remains unexplored or currently has insufficient data to estimate in-place mineralized materials.

2007 Events

        In January 2007, we began joint meetings with several uranium mining companies to discuss the possibility of building a regional conventional mill in the Grants Mineral Belt. We also started work on a pre-feasibility study to evaluate the viability of developing several of our projects by conventional means as well as to build our own conventional mill.

        In April, BHP Billiton offered to sell Rio Algom Mining LLC (RAML) whose asset is a United States Nuclear Regulatory Commission (NRC) licensed site in the Ambrosia Lake District that once held a 7,000 ton per day acid leach mill. Our evaluation determined this would be the best site to build a regional conventional mill due to the site's existing NRC license and associated water rights. To that end we submitted a non-binding proposal in June to purchase RAML as part of a formal bidding process and a binding proposal in July. We signed a Purchase and Sales Agreement with BHP Billiton to buy RAML on October 12, 2007. The agreement plans for the transaction to close by June 1, 2008.

        In March 2007 we announced we held 91.7 million pounds of in-place uranium mineralized material as evidenced by Behre Dolbear & Co. (USA), an independent engineering consultant. Throughout 2007, we conducted a review of our New Mexico database, which led to an increase in our in-place mineralized uranium material at Roca Honda, West Largo, Mancos, and Ambrosia Lake. As a result, Behre Dolbear & Co. increased the quantity of our in-place mineralized uranium material to 101.4 million pounds U3O8.

        Also during 2007, we digitized approximately 16,300 drill logs in order to secure the data and allow for easier analysis of drill hole information. These logs total nearly 23 million feet of hole drilled in the 1970s and 1980s with an estimated drilling and logging replacement cost of $700 million. Our review also identified that we possess a 16.5% royalty interest on a partial section of the Mount Taylor Project owned by Rio Grande Resources, a division of General Atomics. The royalty percentage is applied to value of mined ore based on the average ore grade and the market price received.

        Our primary evaluation objective in New Mexico over the last six months of 2007 was to find opportunities to accelerate production from our uranium assets. We found encouraging results on company-owned properties in the Ambrosia Lake District. We believe we have the ability to utilize a mining process known as old stope leaching (OSL) on previously mined properties that we own in this area. We also found sufficient mineralization on other properties in the Ambrosia Lake District that may allow us to move forward with a pilot In Situ Recovery (ISR) project.

        On April 12, 2007, our common stock began trading on the NASDAQ Global Market, and we joined the Russell 3000® Index on June 22, 2007.

Review of 2007 Production and 2008 Operational Plans

        We produced 416,000 pounds of uranium in 2007 from our Kingsville Dome and Vasquez projects. During the year we put three new wellfields into production at Kingsville Dome; there were no new wellfields at Vasquez. Production in the fourth quarter of 2007 declined to approximately 68,000 pounds as a result of delays in the startup of additional wellfields and from less than expected results from our last 2007 Kingsville Dome wellfield.

        The drillout program on our Kingsville Dome and Rosita properties that began during the fourth quarter of 2006 has so far identified sufficient reserves to continue production at a rate of 400,000 to 450,000 pounds per year in 2008-09. The completion of the drillout program could add marginally to this production. We expect production in the first quarter of 2008 to be in the 60,000 to 70,000 pound range with production significantly increasing in the second quarter.

        In 2007, we acquired the Marshall and Moser exploration projects and expect to complete exploration drilling on these properties during 2008. In addition, we are aggressively looking to acquire additional exploration properties as well as properties with known uranium reserves in order to extend and increase production from our Texas operations.

        In New Mexico, we believe the use of old stope leaching (OSL) may be feasible on certain of our properties in the Ambrosia Lake District, that have been previously mined using conventional mining methods. We believe that subject to additional review and the receipt of the required mining licenses and permits that we may be able to begin production at these properties within approximately 3 years. The OSL process involves recovering uranium from water that is circulated through old underground mine workings. The method was used by mining companies in the Ambrosia district until 1999 when uranium prices fell below $10/lb. We are beginning the process to obtain the necessary state and federal permits as we evaluate the viability of this production method.

        We have also identified 2.4 million pounds of in-place mineralized uranium material on several sections we hold in the Ambrosia Lake District that could be amendable to ISR mining. A drill program is planned for the 2nd quarter of 2008 to evaluate these properties. If successful, this size ore body could support an ISR pilot operation of up to 500,000 lbs per year for a period of two to three years. The licensing and permitting process to build and operate an ISR mine will begin in early 2008 and is expected to take 18 to 24 months. We are considering using our current NRC license to build a uranium processing plant for such ISR mining at our Crownpoint site.

Uranium Reserves/Mineralized Material

        In accordance with the SEC's Guideline of Non-Reserve Mineralized Material, and as shown in the following table, we estimate 101.4 million pounds of in-place mineralized uranium material on our New Mexico properties as of December 31, 2007. This estimate reflects our ongoing reevaluation of our New Mexico properties, including our decision to consider development of certain properties by conventional mining and milling methods in addition to ISR methods. The estimate for each New Mexico property is based on studies and geologic reports prepared by prior owners, along with studies and reports prepared by geologists engaged by the Company. The estimates presented below were reviewed and affirmed by Behre Dolbear & Company (USA), an independent private engineering firm.

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED
MATERIAL IN NEW MEXICO

Property	Tonnage Millions	Grade Percent	Non-Reserve Mineralized Material Millions of Lbs U3O8
Mancos	2.3	0.09%	11.3
Church Rock	8.5	0.11%	18.6
Nose Rock	7.8	0.14%	21.9
West Largo	2.9	0.30%	17.2
Roca Honda	3.9	0.19%	14.7
Crownpoint	4.8	0.16%	15.3
Ambrosia Lake	0.7	0.17%	2.4

		Total	101.4

        The following table summarizes our estimates of Proven Reserves for our Kingsville Dome, Vasquez and Rosita properties in South Texas. We have completed wide spaced drilling on extensions of the Kingsville Dome properties that we intend to mine after the identified reserves have been mined. When we finish the delineation drilling for the wellfields on those extensions we will then assign reserve numbers thereto.

SUMMARY OF IN-PLACE RESERVES IN SOUTH TEXAS

Property	Tonnage Millions	Grade Percent	Proven Uranium Reserves Millions of Lbs U3O8 at 12/31/07
Kingsville Dome	0.278	0.081%	0.490
Vasquez	0.044	0.084%	0.074
Rosita	0.144	0.081%	0.234

		Total	0.798

Strategy

        Our strategy moving forward is to generate cash from our Texas operations while developing the future production potential of our New Mexico properties. In Texas, we are aggressively seeking reserves to increase and extend production. And in New Mexico, upon receipt of the required licenses and permits, we are planning to proceed immediately with the development of several projects by utilizing the most efficient and economic mining methods available including ISR and conventional mining and milling.

        We adopted a strategic plan in March 2007 that establishes a goal to produce 10 million pounds of uranium annually by 2014 using both ISR and conventional mining and milling methods. As part of our strategy, we intend to build our uranium reserves to between 200 and 300 million pounds through exploration of our own properties and by acquisition of additional properties.

        The first major step to implementing our strategy occurred with the plan to acquire Rio Algom Mining LLC (RAML) from BHP Billiton. On October 12, 2007, we entered into a Membership Interest Purchase Agreement with BHP Billiton Investment 15 B.V. to acquire a 100% ownership of RAML. The purchase includes a strategically important NRC-licensed mill site with associated water rights which could cut in half the time needed to build a new mill in the district versus building a mill on a green field site. In addition, URI will acquire 14,000 acres of surface fee land and mineral interests in Ambrosia Lake that contain approximately 20 million pounds of mineralized uranium materials, based upon a report by Behre Dolbear.

        After the acquisition, URI plans to construct a new environmentally-sound, state-of-the-art milling facility at the Ambrosia Lake site to process uranium ore that is mined from around the region. In addition to our own properties amenable to conventional mining and milling, numerous other companies in northern New Mexico have properties amenable to conventional mining and milling. According to the 2003 report on "Uranium Resources in the San Juan Basin, New Mexico" by McLemore and Chenoweth, (the "Chenoweth Report"), 588 million pounds of uranium is located in this area. Essentially all of these resources have been identified as amenable to recovery by conventional mining and milling methods. We estimate that between 250 to 300 million pounds of these resources are also recoverable by ISR methods. Currently there are no operating conventional mills in New Mexico. We believe this site is the key that unlocks the conventional uranium mining potential of New Mexico. Moreover, the conventional mill will have the capacity to accept uranium loaded ISR resin from either our own remote ion exchange facilities, or remote ion exchange facilities owned by other companies for U3O8 processing, drying and packaging.

Acquisition of Rio Algom Mining LLC ("RAML")

        On October 12, 2007, we entered into a Membership Interest Purchase Agreement, which is referred to herein as the Purchase Agreement, with Billiton Investment 15 B.V. to acquire a 100% ownership of RAML. RAML formerly operated a conventional mill at Ambrosia Lake in New Mexico, which we refer to herein as the RAML Ambrosia Lake Mill Site. That mill operated under license from the NRC. Although the mill at the RAML Ambrosia Lake Mill Site has been torn down, the facility has proceeded through stages of decommissioning and the site is being reclaimed and remediated, the site remains ideally suited for the construction and operation of a new uranium mill. The RAML acquisition is an essential element of our strategy, as it provides us with the opportunity to construct a new milling facility in New Mexico for our own properties amenable to conventional mining and milling, as well as providing a milling facility for the numerous other mining companies in New Mexico that have properties amenable to conventional mining and milling. We believe that the construction of a mill at the RAML Ambrosia Lake Mill Site will provide the area with a critical mill site for conventional mining, milling and resin processing, which we believe is the key to unlocking the conventional uranium mining potential in New Mexico.

        RAML's primary assets are associated with its Ambrosia Lake property in New Mexico and consist of approximately 20 million pounds of mineralized uranium material approximately 14,000 acres of surface fee land, a NRC source materials license for uranium, permits from the State of New Mexico authorizing uranium mining at formerly mined sites on the property, water rights authorizing beneficial use of water to support mining and milling activity and a license for the disposal of 11e.(2)by-product material as defined by the Atomic Energy Act of 1954. RAML's Lisbon Valley, Utah assets include approximately 700 acres of land in addition to a radioactive materials license that, subject to amendment, can be used for uranium milling.

        The RAML Ambrosia Lake Mill Site is in the heart of the Grants Mineral Belt and is located approximately 20 miles north of Grants, New Mexico. According to the Chenoweth Report, the Grants Mineral Belt produced over 341 million pounds of uranium between 1950 and 2001, and from 1951 through 1980 yielded more uranium than any other district in the United States. Estimates provided in the Chenoweth Report suggest that there remains as much as 588 million pounds of uranium in that region that could be produced by conventional methods, including 70 million pounds of uranium on properties that we own.

        We believe RAML holds water rights at the RAML Ambrosia Lake Mill Site sufficient to permit the construction and operation of a mill that could process 8,000 tons of ore per day. Originally constructed by Kerr-McGee in 1958, the old mill was capable of processing up to 7,000 tons per day. It was the nation's largest such mill, producing in excess of 3 million pounds of yellowcake per year during its peak operation.

Summary of Acquisition Benefits

        The completion of the RAML acquisition will provide the following key benefits:

  •
  Continues to build our asset base—Upon completion of the acquisition, we will own approximately 121 million pounds of mineralized uranium material in New Mexico, which will increase our New Mexico asset base by 20% and position us at the forefront of New Mexico's uranium mining resurgence.

  •
  Resolves critical path to New Mexico production—After the acquisition, we plan to construct and operate a new state-of-the-art milling facility. When commissioned, the mill will be capable of processing the remaining conventional ore in the Grants Mineral Belt, which could, as estimated in the Chenoweth Report, total 588 million pounds of uranium, including 70 million pounds of uranium from our projects.

  •
  Provides strategic advantages as a potential regional mill in New Mexico—Construction of a mill creates a platform for us to serve as the milling center for the fragmented ownership base of the other uranium deposits located in New Mexico, which will benefit from a locally based mill to process their production. This position can provide us with several strategic advantages that may include greater financing and partnership options, ability to increase our reserve position in addition to enhancing the profitability of our mining operations.

  •
  Significant advantages over "Greenfield" development—Upon application for and receipt of amendment to RAML's NRC license following the acquisition, we will possess the only two operational NRC licenses associated with uranium milling in New Mexico. Given the potentially long and difficult process required to obtain the requisite permits for a Greenfield uranium mill project, RAML's documented history of licensed activity should accelerate planning and approval of our Ambrosia Lake mill construction plan by several years providing us with a first mover advantage over our regional competitors.

  •
  Possible Old Stope Leaching("OSL") and ISR Operations—We intend to pursue the possibility of commencing old stope leaching of minewater and the potential for performing ISR on certain of the properties being acquired. OSL is a process in which water from flooded mine workings is pumped to surface, run over ion exchange resin, stripping the uranium values from the water. The barren water is then returned to the mine via injection wells. The uranium is recovered from the resin using the same methods as we use for ISR mining. Our ability to do so will depend on whether RAML's existing state licenses from the New Mexico Environment Department permit such activities and whether our current Crownpoint license from the NRC can be utilized. In order to perform these activities significant capital expenditures will be required to find and reactivate injection and production wells sites and build a ISR-type mother plant to process the loaded resin and precipitate, dry and package the final saleable product.

  •
  Possible Revenues from 11e.(2) Disposal.    RAML's source material license authorizes the site to dispose of by-product material classified as 11e.(2) material under the Atomic Energy Act of 1954. Under the license, RAML can dispose of up to 100,000 cubic yards of 11e.(2) by-product material per year. The Ambrosia Lake site currently has 1.9 million cubic yards of capacity available without the need for any additional environmental assessment. This capacity would meet our needs for storage of by-product from our contemplated production and provides the opportunity for a low cost business for the acceptance and disposal of 11e.(2) material.

Judicial and Regulatory Proceedings Involving Rio Algom Mining LLC

        RAML Environmental Liabilities.    Conventional uranium mining and milling operations at RAML's New Mexico properties commenced in the 1950s and did not cease until 1985. Operations at Lisbon commenced in the 1970s and did not cease until the late 1980s. Uranium was produced at the Ambrosia Lake site via minewater recovery from 1985-2002. Former uranium operations and related activities at Ambrosia Lake and Lisbon are the source of pollutants, hazardous substances and contaminants. Those operations included, but were not limited to, underground excavation of uranium ore, storage and milling of uranium ore, uranium recovery by means of old stope leaching and extraction via ion exchange plants, treatment of minewater, tailings sand backfilling, disposal of byproduct material from other generators, reclamation of mine sites, mill site, tailings areas and mine discharge areas, and disposal of tailings and various associated process, industrial and ancillary wastes on the properties. RAML acquired Ambrosia Lake upon its acquisition in 1989 of the stock of Quivira Mining Company from Kerr-McGee Corporation. As a result of its operations at Ambrosia Lake and related facilities, RAML has liabilities to the State of New Mexico, the United States of America and local and municipal entities under a wide variety of state, federal and municipal statutes and administrative rules. Depending on the requirements imposed by governmental entities, RAML could incur significant costs and expenses in connection with groundwater cleanup and monitoring associated with historical operations. In addition, as a further result of its operations at Ambrosia Lake, Lisbon and related facilities, RAML may have liabilities to various private persons who may claim to have suffered injury, damages or interference with property rights including, but not limited to, soil and/or groundwater contamination.

        RAML is required to reclaim and remediate the properties pursuant to the requirements of applicable regulations, the licenses and permits issued by the various governmental entities, and the closure plans approved by such governmental entities. In its fiscal year 2008 budget (ending June 30, 2008), RAML has budgeted approximately $30.3 million for these requirements ($29.4 million for Ambrosia Lake and $0.9 million for Lisbon). In July, August and September 2007, RAML spent $900,000, $1,083,000 and $2,158,000, respectively, for reclamation and remediation at the properties. RAML could be subject to various potential claims by third parties and state, federal or tribal authority related to groundwater contamination, soil contamination and related cleanup at its Ambrosia Lake property based upon historical mining operations. Discharge of treated and untreated mine water from certain mines has resulted in claims by the New Mexico Environment Department (NMED) of contamination of surface soils in the vicinity of the mines, which is subject to corrective action. RAML is currently conducting various studies and investigations required by NMED in order to assess the extent of soil and groundwater contamination related to the mine discharge water. RAML's on-site soils reclamation contractor has provided RAML a preliminary bid for excavation of the contaminated soil which estimates removal of at least 800,000 cubic yards of material. RAML has budgeted (in its approved fiscal year 2008 budget) approximately $5.2 million for the excavation of the contaminated soil. However, based on further investigation of the drainage area and recent meetings with NMED regarding the investigation results, RAML anticipates such estimate will be revised. NMED will direct RAML to submit an abatement work plan for the impacted soils in the drainage area. The work plan will include disposal cell design and costs for attenuation monitoring of the drainage area alluvial groundwater. NMED has also indicated that more soils excavation will be required and that RAML will need to investigate and monitor alluvial groundwater in off-site areas to verify attenuation of diminishment of groundwater impacts. The amount of the final reclamation cost bid will depend in part on the ultimate location for disposal of the soils. Based on historical operations and minewater discharge, there could be unknown soils contamination on other third party properties. A consultant to RAML estimates that installation of groundwater monitoring wells and the associated cost of sampling and future monitoring will likely exceed $13 million (including a 10% contingency) over five years and could be much higher if the program is accompanied by significant remedial action or is required indefinitely.

        In connection with historical operations, the properties contain reclaimed mine shafts, vent holes, leach holes, settling ponds, ore pads, waste pads, leach pads and dumps containing hazardous materials which may require abandonment, sealing and remedial activities. The cost for any such activities is indeterminate, but could be material.

        Kerr McGee/Tronox Litigation.    RAML was acquired from Kerr-McGee Corporation (predecessor of Tronox) pursuant to a December 19, 1988 Purchase and Sale Agreement or PSA. Under the PSA, Tronox is obligated to reimburse and/or indemnify RAML for certain remediation and reclamation costs. On January 18, 2006, RAML filed suit against Tronox Worldwide LLC, or Tronox, in the United States District Court for the District of New Mexico in Albuquerque (RAML v. Tronox Worldwide LLC, Case No. CV-06-0052 MCA/WDS).

        The dispute involves the interpretation of the PSA and the scope of Tronox's reimbursement obligation and can be divided into two categories: (i) whether Tronox is obligated to pay for post-retirement and severance benefit costs associated with employees who were engaged in covered remediation and reclamation activities; and (ii) whether Tronox is obligated to pay for remediation and reclamation primarily associated with present and potential future governmentally mandated corrective actions for groundwater and offsite soil contamination associated with historical operations. The employee benefit cost dispute involves, as of September 2006, approximately $1.86 million of past costs incurred by RAML that Tronox disputes and approximately $8.8 million of estimated future costs. Tronox claims that it has over-paid or over-reimbursed RAML for employee benefit costs in the amount of approximately $1.25 million, and it is seeking to recover these amounts from RAML.

        With respect to remediation/reclamation costs associated with mine dewatering, the dispute involves approximately $225,000 of past costs incurred by RAML that Tronox disputes and approximately $22.4 million of estimated future costs. In addition, the principles involved in the dispute and their resolution will determine whether Tronox is obligated to reimburse RAML for potential costs that may be incurred in the future that are not determinable at this time.

        Tronox is also seeking a declaration from the Court that it is entitled to 75% of any future reclamation refunds that may be paid by the Department of Energy to RAML. RAML estimates that the DOE reclamation refunds may total between $4 million and $6.7 million.

        Water Rights Adjudication.    In 1983, the New Mexico Attorney General, acting at the request of the New Mexico State Engineer, filed suit in the District Court for the Thirteenth Judicial District, Cibola County, New Mexico (State of New Mexico ex rel. State Engineer v. Kerr-McGee Corporation et al., Nos. CB-83-190-CV and CB-83-220-CV (Consolidated)) to adjudicate surface water and groundwater rights in the Rio San Jose drainage in parts of five New Mexico counties. The adjudication proceeds in two phases. In the first phase, the State appears as plaintiff to determine the water rights of the various water rights claimants who appear as defendants. In the second, or inter se phase, any water rights claimant adjudicated a water right in the first phase may challenge any element of a water right adjudicated to a party in the first phase.

        The Rio San Jose drainage includes the Ambrosia Lake area in McKinley County in which RAML claims large groundwater rights. The New Mexico Attorney General at the request of the State Engineer is authorized by NMSA 1978, Sec. 72-4-15 (1907) et seq. to file adjudication suits to determine the existence, priority, quantity and other characteristics of water rights in particular drainages or basins.

        The Rio San Jose adjudication suit was active in the 1980s, resulting in several New Mexico and Federal appellate decisions on procedural issues. The suit was inactive through the 1990s, but was "revived" in March 2000. When the suit was revived, the presiding judge decided, in an attempt to avoid confusion, to continue to use Kerr-McGee Corporation in the caption of the suit even though it no longer owned water rights to be adjudicated in the suit.

        Most of the time since March 1983 has been spent trying to perfect service of process on the many defendants whose claimed water rights may ultimately be adjudicated. Recently, however, the suit progressed into Subproceeding I, in which the water rights of the Acoma and Laguna Pueblos will be determined. Under New Mexico and Federal law, the water rights of Native American pueblos and tribes generally have "priority" over other rights. The prior Native American rights, however, are generally limited to the sources of water used by the Native Americans whose rights are at issue. Substantially all of RAML's rights are associated with the relatively deep Westwater Canyon Sandstone aquifer.

        The New Mexico State Engineer, the United States, the Pueblos, and several private claimants of water rights (including Tri-State Electric Generation and Transmission Cooperative, which owns and operates a large coal-fired electric generating plant near Ambrosia Lake) have been active participants in Subproceeding I. RAML's counsel has followed developments in Subproceeding I, but has not actively participated in these proceedings.

        After the conclusion of Subproceeding I, non-Native American rights such as those of RAML should be determined. That determination will adjudicate the relative rights in and to water from the Westwater Canyon Sandstone aquifer of RAML and others among themselves. However, such a determination probably will not occur for many years, and would be followed by the inter se phase or phases.

        New Groundwater Standard.    In 2004, the New Mexico Water Quality Control Commission, or NMW/QCC, revised the water quality standard for uranium in groundwater. The NMW/QCC lowered the standard from 5 milligrams per liter to 0.03 milligrams per liter, which is the same as the U.S. Environmental Protection Agency's standard for drinking water. The NMW/QCC's new standard for uranium became effective for new water discharges on September 26, 2004. The new standard became effective on June 1, 2007 for past discharges in existence as of September 26, 2004.

        The New Mexico Mining Association, or NMMA, of which RAML is a member, challenged the new standard on the grounds that it is unattainable and economically infeasible when applied to abatement of contamination at uranium mills or mines. In addition, the NMMA contended that the NMW/QCC's action was arbitrary and a violation of New Mexico's Water Quality Act because the standard was unattainable.

        On November 22, 2006, the New Mexico Court of Appeals ruled that the NMW/QCC properly amended the groundwater standard, that the NMW/QCC had acted within its authority and pursuant to a proper interpretation of the relevant statutes and regulations, and that credible scientific data existed in the record to support the NMW/QCC's action.

        In its decision, the Court of Appeals noted that the new standard has not yet been applied to a discharge or an abatement at a uranium mine or mill site, and that it was not clear how the old numeric standard was applied as an abatement standard. Hence, the Court concluded that the posture of the case did not present the facts necessary for appellate review of the NMMA's concerns and that appropriate review of such concerns could be conducted only after the new standard had been applied to a fact-specific situation.

        As a result of the new standard, RAML will likely have to petition the NMW/QCC to obtain a variance or Alternate Abatement Standards. Such a petition would require a public hearing before the NMW/QCC.

        Active Water Resource Management Regulations.    In late 2004, the New Mexico State Engineer adopted Active Water Resource Management, or AWRM, regulations, which were codified at NMAC 19.25.13. The regulations purported to give the State Engineer's office as well as the courts jurisdiction (i) to determine priorities and other elements of water rights and (ii) to "administer" those rights by prohibiting the exercise of rights determined by the State Engineer's office to have a priority more recent than an "administration date" established by the office. The regulations severely limited the ability of owners of water rights both to challenge anticipated actions of the State Engineer's office and to seek review of such actions. In effect, the AWRM regulations purported to give the State Engineer's office broad powers to prohibit the exercise of specific water rights for indefinite periods of time. If the AWRM regulations are upheld by the New Mexico Court of Appeals, the State Engineer could prohibit RAML from exercising its water rights for some indefinite period of time.

        Early in 2005, NMMA, Tri-State Generation and Transmission Cooperative, Inc., and the Middle Rio Grande Conservancy District, an irrigation and drainage district based in Albuquerque, filed an action in the New Mexico District Court in Socorro County to have the AWRM regulations set aside, principally on United States and New Mexico Constitutional grounds. On May 16, 2007, the District Court issued its Memorandum Decision upholding some parts of the AWRM regulations and striking down other parts because they violated the United States and New Mexico Constitutions. The District Court struck down NMAC 19.25.13.27 to the extent that it purported to permit the State Engineer's office to determine priorities and other elements of water rights. The District Court also ruled that the limited hearing procedures provided for in 19.25.13.27 and 19.25.13.30 violated the Due Process Clauses of both the United States and New Mexico Constitutions. The District Court's final order was entered on June 12, 2007.

        The State Engineer has appealed the District Court's decision to the New Mexico Court of Appeals. The Court of Appeals directed the State Engineer to file a docketing statement on or before September 17, 2007. The docketing statement has been filed.

Long-Term Delivery Contracts

        Prior to March 2006 we had two contracts with Itochu Corporation and two with UG USA, Inc. Under those contracts we were obligated to deliver an aggregate of 600,000 pounds in each of the years 2005 through 2008, and the buyer had the right to increase or decrease those deliveries by 15%. The average price for such deliveries was $17.95 in 2005 and was anticipated to have been $14.58 per pound in 2006. These contracts were entered into at a time when the spot price for uranium was less than $15 per pound, substantially below the $40 per pound in effect as of March 25, 2006. Two other contracts with these buyers called for aggregate deliveries of 645,000 pounds by December 31, 2007 priced at the spot price at the time of delivery less an average of $3.80 per pound.

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

        The Itochu Contract.    Under the Itochu contract all production from the Vasquez property will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37 and a ceiling of $46.50. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $43. On non-Vasquez production the price paid will be increased by 30% of the difference between the actual spot price and the $43 ceiling up to and including $50 per pound. If the spot price is over $50 per pound the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month's notice.

        On December 5, 2006, HRI-Church Rock, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with a wholly-owned subsidiary of Itochu to develop jointly our Church Rock property in New Mexico (the "Joint Venture") (see "Business—Joint Venture for Church Rock Property").

        The UG Contract.    Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG's agreement to restructure its previously existing contract, we paid UG $12 million in cash with funds raised in our equity offering completed in April 2006.

Joint Venture for Church Rock Property

        On December 5, 2006, HRI-Churchrock, Inc., a wholly-owned subsidiary of the Company, entered into a Joint Venture with a wholly-owned subsidiary of Itochu to develop jointly our Church Rock property in New Mexico.

        A feasibility study was completed and delivered at the end of 2006. Under the terms of the Joint Venture, both parties had until April 2, 2007 to make a Preliminary Investment Decision whether to move forward with the Joint Venture. The parties have extended that date until August 1, 2008. If a positive decision is made, Itochu will reimburse us for 50% of our permitting costs from November 1, 2005, through the completion of the feasibility study, up to a maximum contribution of $180,000. The parties will split costs incurred after completion of the feasibility study 50-50 until a final investment decision is made by the parties after receipt of necessary permits and resolution of the Indian country status of certain of the properties included in the venture, which is currently before the United States Court of Appeals for the Tenth Circuit ("Final Investment Decision").

        If a positive Final Investment Decision is made, we will convey to the Joint Venture certain permits and certain of our Church Rock properties in New Mexico, and Itochu will contribute $8 million in cash and cause a $24 million debt facility to be made available to us. Cash flow from the first $30 per pound of uranium sold by us will be split 50-50 and cash flow from uranium sales in excess of $30 per pound will be split 70% to us and 30% to Itochu. We will manage the Joint Venture and receive a management fee.

        If Itochu makes a positive Preliminary Investment Decision or a Positive Final Investment Decision and we make a negative decision at either time, the Joint Venture will terminate, and the terms of the parties' original delivery contracts applicable to South Texas production will be reinstated prospectively. The average price of deliveries under the original contracts would have been about $15 per pound for 2006 and 2007. If we make a negative Final Investment Decision and Itochu makes a positive Final Investment Decision, we will reimburse Itochu 30% of the permitting expenses paid by Itochu, and we will be prohibited from developing the Church Rock property for 18 months.

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

Overview of the Uranium Industry

        The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association, as of January 2008 there are now 439 nuclear power plants operating in the world with an annual consumption of about 171 million pounds of uranium.

        Based on reports by Ux Consulting Company, LLC, or Ux, worldwide production of uranium in 2007 was approximately 107 million pounds. Ux reported the gap between production and demand was filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium, or HEU, inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. These secondary supplies are currently meeting nearly a third of worldwide demand, but are depleting.

        Spot market prices have risen over the past three years in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power, and by the fact that secondary supplies are either becoming depleted or will not be available. Resulting future production will have to rise to meet demand. The resulting spot market prices, according to Ux, rose from $21/lb in January 2005 to a high of $136/lb in June 2007. At March 1, 2008, the spot price was $74.00/lb.

        The following graph shows average spot prices per pound from 1982 to February 29, 2008, as reported by Trade Tech and Ux.

Ux Average Average U308 Spot Price

The ISR Mining Process

        The ISR mining process is a form of solution mining. It differs dramatically from conventional mining techniques. The ISR technique avoids the movement and milling of significant quantities of rock and ore as well as mill tailing waste associated with more traditional mining methods. It is generally more cost-effective and environmentally benign than conventional mining. Historically, the majority of United States uranium production resulted from either open pit surface mines or underground shaft operations.

        The ISR process was first tested for the production of uranium in the mid-1960s and was first applied to a commercial-scale project in 1975 in South Texas. It was well established in South Texas by the late 1970's, where it was employed in about twenty commercial projects, including two operated by us.

        In the ISR process, groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface. The fluid-bearing uranium is then circulated to an ion exchange column on the surface where uranium is extracted from the fluid onto resin beads. The fluid is then reinjected into the ore body. When the ion exchange column's resin beads are loaded with uranium, they are removed and flushed with a salt-water solution, which strips the uranium from the beads. This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium powder.

        We have historically used a central plant for the ion exchange. In order to increase operating efficiency and reduce future capital expenditures, we are now using a wellfield-specific remote ion exchange methodology. Instead of piping the solutions over large distances through large diameter pipelines and mixing the waters of several wellfields together, each wellfield is being mined using a dedicated satellite ion exchange facility. This allows ion exchange to take place at the wellfield instead of at the central plant. A wellfield consists of a series of injection wells, production (extraction) wells and monitoring wells drilled in specified patterns. Wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. The satellite facilities allow mining of each wellfield using its own native groundwater.

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

        The Texas Commission of Environmental Quality (TCEQ) is the permitting agency for the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by the United States Nuclear Regulatory Commission.

        See "Properties" and "Legal Proceedings" for the status of our radioactive material license for New Mexico and our Texas properties.

        Underground Injection Control Permits ("UIC").    The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This act is administered by the United States Environmental Protection Agency (the "USEPA"). However, to avoid the burden of dual federal and state (or Indian tribal) regulation, the Safe Drinking Water Act allows for the UIC permits issued by states (and Indian tribes determined eligible for treatment as states) to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First the state's program must have been granted primacy. Second, the USEPA must have granted, upon request by the state, an aquifer exemption. The USEPA may delay or decline to process the state's application if the USEPA questions the state's jurisdiction over the mine site.

        Texas has been granted primacy for its UIC programs, and the Texas Commission on Environmental Quality administers UIC permits. In addition to the radioactive Materials License as described above, the TCEQ also regulates air quality and surface deposition or discharge of treated wastewater associated with the ISR mining process.

        New Mexico has also been granted primacy for its program. The Navajo Nation has been determined eligible for treatment as a state, but it has not requested the grant of primacy from the USEPA. Until the Navajo Nation has been granted primacy, ISR uranium mining activities within Navajo Nation jurisdiction will require UIC permit from the USEPA. Despite some procedural differences, the substantive requirements of the Texas, New Mexico and USEPA underground injection control programs are very similar.

        Properties located in Indian Country remain subject to the jurisdiction of the USEPA. Some of our properties are located in areas that are in Indian country or in areas that are in dispute.

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

        In order for a licensee to receive final release from further radioactive material license obligations after all of its mining and post-mining clean up have been completed in Texas, approval must be issued by the TCEQ along with concurrence from the United States Nuclear Regulatory Commission and in New Mexico by the United States Nuclear Regulatory Commission.

        In addition to the costs and responsibilities associated with obtaining and maintaining permits and the regulation of production activities, we are subject to environmental laws and regulations applicable to the ownership and operation of real property in general, including, but not limited to, the potential responsibility for the activities of prior owners and operators.

        The current environmental regulatory program for the ISR industry is well established. Many ISR mines have gone full cycle without any significant environmental impact. However, the public anti-nuclear lobby can make environmental permitting difficult and timing unpredictable.

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

        The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has a combination of bank Letters of Credit (the "L/C's) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C's were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). The L/C's relate primarily to our operations at our Kingsville Dome and Vasquez projects and amounted to $5,360,000 and $2,072,000, at December 31, 2007 and 2006, respectively. The L/C's are collateralized in their entirety by certificates of deposit.

        The performance bonds were $2,835,000 on December 31, 2007 and 2006, respectively, and related primarily to our operations at Kingsville Dome and Rosita. USF&G has required that the Company deposit funds collateralizing a portion of the bonds, and we have deposited approximately $378,000 and $360,000 at December 31, 2007 and 2006, respectively, as cash collateral for such bonds. We are obligated by agreement with the bonding company to increase the cash collateral to an amount equal to 50% of the amount of the bonds, plus an additional $0.50 for each pound of uranium produced until the account accumulates an additional $1.0 million.

        We estimate that our actual reclamation liabilities for prior operations at Kingsville Dome, Vasquez and Rosita at December 31, 2007, are about $5.0 million of which the present value of $3.8 million is recorded as a liability as of December 31, 2007. Under an agreement reached on March 1, 2004 with the Texas regulatory agencies and our bonding company, we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding. This agreement expired on August 31, 2007. As a result, the Company is now required to post adequate financial surety, and as of December 31, 2007 has posted letters of credit in the amount of $5.4 million, which are cash collateralized in full.

        These financial surety obligations are reviewed and revised periodically by the Texas regulators.

        In New Mexico, surety bonding will be required before commencement of mining and will be subject to annual review and revision by the United States Nuclear Regulatory Commission and the State of New Mexico or the USEPA.

Water Rights

        Water is essential to the ISR process. It is readily available in South Texas. In Texas, water is subject to capture, and we do not have to acquire water rights through a state administrative process. In New Mexico, water rights are administered through the New Mexico State Engineer and can be subject to Indian tribal jurisdictional claims. New water rights or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where our properties are located, must be obtained by permit from the State Engineer. Applications may be approved subject to conditions that govern exercise of the water rights.

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

        In New Mexico, we hold approved water rights to provide sufficient water to conduct mining at the Church Rock project and Section 24 for the Crownpoint project for the projected life of these mines. We also hold two unprotested senior water rights applications that, when approved, would provide sufficient water for future extensions of the Crownpoint project.

Competition

        We market uranium to utilities in direct competition with supplies available from various sources worldwide. The Company competes primarily based on price. We compete with over 100 junior exploration companies for personnel and properties. We compete with approximately 10 to 20 operating companies in the mining and sale of uranium.

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

RAML Acquisition Related Risks

We may not be able to raise sufficient capital to consummate the acquisition of RAML.

        We need to raise the capital necessary to pay the purchase price through an equity offering or a combination of and equity offering and funding from joint ventures and strategic partnerships. If we are unable to do so we will not be able to close the acquisition. If we are unable to close the acquisition and build the mill a substantial portion of our uranium in New Mexico will not be able to be mined unless someone else builds a mill.

We may not be able to consummate the acquisition of RAML during the time frame currently contemplated or at all.

        We cannot assure investors that we will be able to complete the acquisition during the time frame currently contemplated, on the terms set forth in the Purchase Agreement or at all. The completion of the acquisition is subject to a number of closing conditions, including NRC approval and certain conditions that are outside of our control. In addition, if the acquisition is not consummated by June 1, 2008, either party to the Purchase Agreement may choose not to proceed with the transaction, unless the failure to complete the acquisition results from the failure of the party seeking not to proceed with the transaction to perform its obligations under the Purchase Agreement.

If we are unable to provide financial surety in an amount of up to $32 million, we will not be able to obtain the necessary NRC and state of Utah approvals of the acquisition.

        Before we can obtain the required NRC and state of Utah approvals of the acquisition, we will have to provide financial surety to secure the remaining remediation work of RAML in an amount of up to $29 million for the NRC and $3 million for the state of Utah. If we are unable to provide that financial surety, we will not be able to obtain the approvals and the acquisition will not be consummated. In the future, we may be required to increase the size of our financial surety for this work, and we cannot predict our ability to obtain this additional surety.

RAML's environmental liabilities could be materially more than is currently estimated.

        The estimated costs for remaining remediation work at the Ambrosia Lake and Lisbon mill sites have been approved by the NRC and the State of Utah, respectively, and we believe that the estimates are reasonable. The actual remediation costs could be higher, however; and it is possible that additional reclamation or remediation costs that cannot be currently anticipated or estimated may be necessary to complete the remediation work, and could be material. If significant additional environmental remediation costs are determined to be necessary, we may not be able to fund such costs. A failure to fund these costs and to complete the required remediation work could result in the loss of NRC and/or State of Utah approval, as applicable, and, if such costs are associated with the Ambrosia Lake site, could prevent us from constructing and operating a new milling facility at such site, any of which would prevent us from realizing the benefits of the acquisition and would have a material adverse effect on our business, which could lead to a cessation of our operations.

We have agreed under the Purchase Agreement to indemnify Billiton Investment 15 B.V. and its affiliates for all known and unknown environmental liabilities of or relating to RAML and remediation due to conditions that may exist as of the closing date of the acquisition.

        Under the terms of the Purchase Agreement, we have agreed to indemnify Billiton Investment 15 B.V. and its affiliates for known and unknown environmental liabilities of, or relating to, RAML that may be incurred or may arise after the closing date of the acquisition. Those liabilities could be material and could arise as a result of a number of factors, including regulatory requirements or changes in laws regarding known environmental conditions and discovery of previously unknown or undetermined conditions. If we are unable to satisfy our indemnification obligation, if any, with respect to these environmental liabilities, we may be unable to continue our operations, which could result in a loss of an investors' investment in our common stock.

After completion of the acquisition, we may not receive an amendment to RAML's existing NRC license or a new license from the NRC that would allow construction and operation of a conventional uranium mill facility in New Mexico.

        The NRC must issue an amendment to RAML's existing license or a new license in order for RAML to construct and operate a conventional uranium mill facility at its RAML Ambrosia Lake Mill Site. The NRC will consider, among other factors, operational data, environmental impacts, site stability and safety and financial assurance. There can be no assurance as to whether such amendment or new license will be received, the timing thereof, or whether any conditions will be imposed.

The RAML assets will not produce any operating revenues until the mill is built and operational unless we can generate revenues from old stope leaching or from 11e.2 operations.

        Unless we are able to generate revenues through old stope leaching or from 11e.2 operations prior to a mill being in operation at Ambrosia Lake, the acquisition of RAML will generate no revenue or positive cash flow until such mill is built and operating. We estimate that the earliest that this could occur is 4 to 5 years. Our South Texas operations will not generate sufficient cash flow to support the overhead necessary to implement our plan to build the mill at Ambrosia Lake.

If we are unable to raise the additional $250 to $350 million to fund the cost of planning and constructing the conventional mill at Ambrosia Lake, we will be unable to build the mill. Our estimate of the cost may be low, and inflation could raise the total cost materially.

        We estimate the cost to plan and build a mill at Ambrosia Lake will range from $250 to $350 million. The funds raised to pay the purchase price are not intended to fund the construction costs of a mill. We will need to secure the financing for these construction costs through other means. We have no such sources of capital available at this time, although we are pursuing various alternatives, including joint ventures and milling agreements. The funds raised for the purchase price plus other capital raised through joint ventures and other methods will need to be sufficient to support the overhead and other costs associated with implementing our plan for the Ambrosia Lake mill. We cannot assure investors that additional financing will be available on commercially reasonable terms, if at all. If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage ownership of our then-existing shareholders, and those securities may have rights, preferences or privileges senior to those of our existing shareholders. If we are unable to raise sufficient additional capital, we may be unable to implement our plans.

If RAML's water rights are limited or eliminated by the State of New Mexico, our plans to build the conventional mill would be materially adversely affected.

        The State of New Mexico could limit or eliminate RAML's water rights as a result of non-use of these water rights by RAML in recent years. Without such water rights, we would be unable to build and operate a conventional mill. Loss of, or limitation on the use of, RAML's water rights would materially adversely affect our ability to realize the full benefit of the acquisition.

If there is a negative outcome to the Tronox litigation, we will be adversely affected.

        RAML is currently a party to a lawsuit against Tronox Worldwide LLC, or Tronox, the prior owner of the Ambrosia Lake site regarding responsibility for environmental liabilities associated with historical operations at the site. The outcome of the litigation with Tronox will determine the scope of the

Tronox's contractual obligation to indemnify RAML and share in the costs of remediation and corrective action for environmental impacts associated with historical milling and mining that occurred at the Ambrosia Lake site. See "RAML Mining Acquisition—Judicial and Regulatory Proceedings Involving RAML—Kerr McGee/Tronox Litigation" for a description of the Tronox litigation and the costs/damages at issue in the Tronox litigation.

        If the case is determined adversely to RAML, there may be future environmental costs for which RAML will have no recourse against Tronox. Because we have agreed to indemnify Billiton Investment 15 B.V. and its affiliates for known and unknown environmental liabilities of, or relating to, RAML that may be incurred or may arise after the closing date of the acquisition, a failure of RAML to prevail in its action against Tronox would potentially increase the costs associated with additional environmental liabilities that we would be responsible to fund. If we are unable to fund the remediation of these potential environmental liabilities, we may be unable to continue our operations, which could result in a loss of an investors' investment in our common stock.

We have incurred and expect to continue to incur significant costs associated with the acquisition of RAML, whether or not the acquisition is completed. The funding of these costs will reduce the amount of cash available to us to fund other corporate purposes.

        We have incurred and expect to continue to incur significant costs associated with the acquisition of RAML, whether or not the acquisition is completed. These costs will reduce the amount of cash available to be used for other corporate purposes, including our South Texas operations and the construction and operation of a mill at Ambrosia Lake.

Charges to earnings resulting from the application of the purchase method of accounting to the RAML acquisition may adversely affect the market value of our common stock.

        In accordance with generally accepted accounting principles, we will account for the RAML acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock following completion of the acquisition. Under the purchase method of accounting, we will allocate the total purchase price to RAML's net tangible and identifiable intangible assets based upon their estimated fair values at the acquisition date. The excess of the purchase price over net tangible and identifiable intangible assets will be recorded as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. We are required to test for impairment of goodwill on a yearly basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.

We may not be able to successfully integrate RAML's business with our business.

        The realization of the benefits of the RAML acquisition will depend in part on the successful integration of technology, operations and personnel. The integration process will be complex, time-consuming and expensive and may disrupt our business if not completed in a timely and efficient manner. We cannot assure investors that RAML's business can be successfully integrated in a timely manner, or at all, or that any of the anticipated benefits from the acquisition will be realized. Risks to the successful integration of RAML include, among others:

  •
  the impairment of relationships with employees, customers and suppliers as a result of integration of management and other key personnel;

  •
  the potential disruption of our business and the distraction of our management; and

  •
  unanticipated expenses related to the integration of RAML.

        We may not succeed in addressing these risks or any other problems encountered in connection with the acquisition. Our inability to achieve integration timely and efficiently could result in a material adverse affect on our business, financial condition and results of operations.

The acquisition of RAML may prove to be worth less than we paid because of uncertainties in evaluations and potential liabilities.

        In evaluating the acquisition of RAML, we assessed a number of factors, including estimates of mineralized uranium material, mining potential, future uranium prices, operating costs and potential environmental and other liabilities. These assessments are inherently inexact and their accuracy is inherently uncertain. In connection with our assessments, we performed a review of RAML which we believe is generally consistent with industry practices. However, our review will not reveal all existing or potential problems. In addition, our review may not have permitted us to become sufficiently familiar with RAML to fully assess its deficiencies and capabilities. We have a limited contractual indemnification under the Purchase Agreement for certain preclosing liabilities, including certain disclosed environmental liabilities. In the event we discover existing or potential problems which are not covered under the limited contractual indemnification provided for under the Purchase Agreement, we may be forced to incur additional costs, which costs could be substantial. If we are unable to fund any such additional costs, or problems or issues discovered after closing prevent us from realizing the benefit of the acquisition, our business and results of operations could be substantially harmed.

If we cannot recover the RAML drill logs and related data specifically related to the RAML Ambrosia Lake Mill Site, we could incur material costs to duplicate such data.

        If we cannot recover certain drill logs and related data specifically related to Section 35 of the RAML Ambrosia Lake Mill Site that RAML sold to a third party, we could incur material costs to duplicate such data in order to determine the location of the mineralized uranium material located in Section 35.

If the contemplated benefits of the acquisition of RAML do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

        The market price of our common stock may decline as a result of the acquisition of RAML if we do not achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts; or the effect of the acquisition on our financial results is not consistent with the expectations of the financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price.

Delay in closing the acquisition could adversely affect the Company.

        If the closing of the acquisition is delayed or does not occur our ability to execute our business strategy would be adversely impacted and, consequently, the marketability and market price of our common stock may decline; the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the acquisition will be completed; and we would incur certain costs and expenses without the benefits associated with the completion of the acquisition.

The market price of our common stock after the acquisition of RAML may be affected by factors different from those that influenced the market price of our common stock prior to the acquisition of RAML, including the fact that unless we are able to generate revenues through old stope leaching prior to the mill being in operation, the RAML operations are expected to generate no revenue from operations or positive cash flow until the mill is built and operating, which is not anticipated until between 2012 and 2013.

        Our business and the current business of RAML differ significantly and, accordingly, the results of operations of the combined companies and the market price of our common shares after the acquisition may be affected by factors different from those that affected the independent results of operations of each of the Company or RAML prior to the acquisition. As a result of the acquisition, our stockholders will be dependent in part upon the performance of RAML. Unless we are able to generate revenues through old stope leaching prior to a mill being in operation at Ambrosia Lake, RAML will not generate revenues from operations or potentially positive cash flow until such mill is built and operating. We estimate that the earliest that this could occur would be in 4 to 5 years.

After completion of the acquisition, we may be required to obtain additional permits from the State of New Mexico and may not receive additional permits that would allow construction and operation of a conventional uranium mill facility in New Mexico.

        The state of New Mexico may require new permits or amendments to RAML's existing permits in order for RAML to construct and operate a conventional uranium mill facility at the RAML Ambrosia Lake Mill Site or as a condition to mining. There can be no assurance as to whether such amendments or new permits will be received, the timing thereof, or whether any conditions will be imposed.

RAML maintains its books and records on the basis of International Financial Reporting Standards, which may make it difficult to integrate with our records.

        If we are unable to integrate RAML's internal controls with our own before the end of 2008, we may have to exclude RAML from our assessment of our internal control over financial reporting, and that, in turn, could cause investors to lose confidence in our reported financial information and could adversely affect the market price of our common stock.

General Risks and Uncertainties

If we do not obtain additional financing, our business plan will fail.

        As of February 29, 2008, we had approximately $5.5 million in cash. We will require additional financing in order to complete our plan of operations. We may not be able to obtain all of the financing we require. Our ability to obtain additional financing is subject to a number of factors, including the market price of uranium, market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.

If Itochu makes a negative investment decision, our Joint Venture with Itochu for the development of the Church Rock Property will terminate, and we will not have a committed source of financing for the development of our Church Rock Property.

        On December 5, 2006, HRI-Church Rock, Inc., a wholly owned subsidiary of the Company, entered into a joint venture with a wholly owned subsidiary of Itochu Corporation to develop jointly our Church Rock property in New Mexico. Under the terms of the joint venture, both parties had until

April 2, 2007 to make a preliminary investment decision whether to move forward with the joint venture. The parties then agreed to extend that date to August 1, 2008. If Itochu makes a negative investment decision, the joint venture will terminate and we will not have a committed source of financing for the development of our Church Rock property.

Our ability to function as an operating mining company is dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

        Our ability to operate on a positive cash flow basis is dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate our business at a level that will permit us to cover our fixed costs or to remain in operation.

The Navajo Nation ban on uranium mining in Indian Country encompasses approximately 84% of our in-place mineralized uranium material on our properties in New Mexico and will adversely affect our ability to mine unless the ban is overturned.

        In February 2007, the United States Environmental Protection Agency, or USEPA, determined that Section 8 of our Church Rock property was Indian Country and that the USEPA and not the state of New Mexico has the authority to issue the Underground Injection Control, or UIC, permits for Section 8 that are a precondition to mining. We have appealed that decision to the United States Court of Appeals for the Tenth Circuit. The case has been briefed, and the Court has scheduled oral argument for May 12, 2008. The expansive definition of Indian country adopted by the USEPA may encompass properties owned by non-Indians within Navajo chapters in New Mexico. If that expansive definition prevails, as much as 84% of our in-place mineralized uranium materials in New Mexico could be in Indian Country.

        In April 2005, the Navajo Nation Council passed the Diné Natural Resources Protection Act of 2005 prohibiting uranium mining and processing on any sites within Indian Country. We believe that the ban is beyond the jurisdiction of the Navajo Nation. However, the ban may prevent us from developing and operating the properties until the jurisdictional issue is resolved.

Our inability to obtain financial surety would threaten our ability to continue in business.

        Future bonding requirements to comply with federal and state environmental and remediation requirements and to secure necessary licenses and approvals will increase significantly when future development and production occurs at our sites in Texas and New Mexico. The amount of the bonding for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the bonds will require us to provide cash collateral equal to the face amount of the bond to secure the obligation. In the event we are not able to raise, secure or generate sufficient funds necessary to satisfy these bonding requirements, we will be unable to develop our sites and bring them into production, which inability will have a material adverse impact on our business and may negatively affect our ability to continue to operate.

Our operations are subject to environmental risks.

        We are required to comply with environmental protection laws and regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. that the Company must comply with include the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978, or UMTRCA, Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, and the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations, as applicable. We are required to comply with the Atomic Energy Act, as amended by UMTRCA, by applying for and maintaining an operating license from the NRC and the state of Texas. Uranium operations must conform to the terms of such licenses, which include provisions for protection of human health and the environment from endangerment due to radioactive materials. The licenses encompass protective measures consistent with the Clean Air Act and the Clean Water Act. We intend to utilize specific employees and consultants in order to comply with and maintain our compliance with the above laws and regulations. Mining operations may be subject to other laws administered by the federal Environmental Protection Agency and other agencies.

        The uranium industry is subject not only to the worker health and safety and environmental risks associated with all mining businesses, but also to additional risks uniquely associated with uranium mining and milling. The possibility of more stringent regulations exists in the areas of worker health and safety, storage of hazardous materials, standards for heavy equipment used in mining or milling, the disposition of wastes, the decommissioning and reclamation of exploration, mining and in-situ sites, climate change and other environmental matters, each of which could have a material adverse effect on the costs or the viability of a particular project. We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation, generally, is toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business, or may cause material changes or delays in our intended activities.

        Our operations may require additional analysis in the future including environmental, cultural and social impact and other related studies. Certain activities require the submission and approval of environmental impact assessments. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers, and employees. We cannot assure investors that we will be able to obtain or maintain all necessary permits that may be required to continue our operation or our exploration of our properties or, if feasible, to commence development, construction or operation of mining facilities at such properties on terms which enable operations to be conducted at economically justifiable costs. If we are unable to obtain or maintain permits or water rights for development of our properties or otherwise fail to manage adequately future environmental issues, our operations could be materially and adversely affected.

Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities and other dangers. If we are unable to maintain adequate insurance or liabilities exceed the limits of our insurance policies, we may be unable to continue operations, which may result in a loss of an investors' investment.

        The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If any of our properties are found to have commercial quantities of uranium, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of uranium.

        Although we carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. In addition, the insurance industry is undergoing change and premiums are being increased. If premiums should increase to a level we cannot afford, we could not continue in business.

We face risks related to exploration and development, if warranted, on our properties.

        Our level of profitability, if any, in future years will depend to a great degree on uranium prices and whether any of our exploration stage properties can be brought into production. The exploration for and development of uranium deposits involves significant risks. It is impossible to ensure that the current and future exploration programs and/or feasibility studies on our existing properties will establish reserves. Whether a uranium ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations.

The only market for uranium is nuclear power plants world wide, and there are a limited number of customers.

        We are dependent on a limited number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of newly produced uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

The price of alternative energy sources affects the demand for and price of uranium.

        The attractiveness of uranium as an alternative fuel to generate electricity is to some degree dependent on the relative prices of oil, gas, coal and hydro-electricity and the possibility of developing other low cost sources for energy.

Public acceptance of nuclear energy is uncertain.

        Maintaining the demand for uranium at current levels and future growth in demand will depend upon acceptance of nuclear technology as a means of generating electricity. Lack of public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry.

If we cannot add additional reserves to replace production in the future, we would not be able to remain in business.

        Our future uranium production, cash flow and income are dependent upon our ability to mine our current properties and acquire and develop additional reserves. We cannot assure investors that our properties will be placed into production or that we will be able to continue to find and develop or acquire additional reserves.

Competition from better-capitalized companies affects prices and our ability to acquire properties and personnel. Because we have limited capital, inherent mining risks pose a significant threat to us compared to our larger competitors.

        There is global competition for uranium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of uranium, there are approximately 15 major producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater technical, manufacturing and distribution resources than we have. We also compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union. In addition, there are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate ISR facilities. Because we have limited capital, we are unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, interruptions due to weather conditions and other acts of nature. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability.

Industry-wide competition for exploration, development, mining and milling equipment could delay production.

        Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, and certain equipment such as bulldozers, drilling rigs, logging trucks and other equipment that we might need to conduct exploration development, mining and milling. We will attempt to locate additional products, equipment and materials as needed. If we cannot find the products and equipment we need, we will have to suspend our exploration and development plans until we do find the products and equipment we need. These types of shortages could delay our production.

Our business could be harmed if we lose the services of our key personnel.

        Our business and mineral exploration programs depend upon our ability to employ the services of geologists, accountants and other experts. In operating our business and in order to continue our programs, we compete for the services of professionals with other mineral exploration companies and businesses. In addition, several entities have expressed an interest in hiring certain of our employees. Our ability to maintain and expand our business and continue our exploration programs may be impaired if we are unable to continue to employ or engage those parties currently providing services and expertise to us or identify and engage other qualified personnel to do so in their place. To retain key employees, we may face increased compensation costs, including potential new stock incentive grants.

Possible dilution to shareholders.

        Because we do not have enough capital to execute our business plan, shareholders may be diluted in their ownership if we raise capital. Direct dilution would occur if we sell preferred stock, common stock or debt convertible into common stock, with conversion and other terms which large institutions can negotiate for substantial capital financings which result in more favorable terms than buying stock in the market. Indirect dilution would occur if institutional financing is raised for a subsidiary company. In this scenario, the percentage of the subsidiary held by us would be diluted.

Terms of subsequent financings may adversely impact an investors' investment.

        In order to finance our cash needs, we will have to raise equity or debt in the future. We currently have no authorized preferred stock. An investors' rights and the value of an investors' investment in our common stock could be reduced. For example, if we have to issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common stock.

Over 55% of our common stock is controlled by 5% beneficial holders and management.

        Over 43.5% of our common stock is controlled by four stockholders of record. In addition, our directors and officers are the beneficial owners of approximately 11.8% of our common stock. This includes, with respect to both groups, shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company's principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price of our common stock.

        As of March 1, 2008, 52,305,129 shares of our common stock are currently outstanding, all of which are registered or otherwise transferable. The availability for sale of such a large amount of shares may depress the market price of our common stock and impair our ability to raise additional capital through the public sale of our common stock. We have no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our common stock of the sale by them of their shares.

Item 1B.    Unresolved Staff Comments.

        We received a comment letter from the Securities and Exchange Commission regarding our December 31, 2006 Form 10K/A. We have responded to the their comments and believe we have satisfied their inquiries and questions. We filed an amended Form 10K/A on March 13, 2008 updating the filing for certain clarifying narrative and enhanced disclosure items.

Item 2.    Properties.

South Texas

        We currently control 3 major properties in the state of Texas. The Kingsville Dome, Rosita and Vasquez properties are shown in Figure No. 2.1 and are described below.

Figure No 2.1. Texas Properties Location Map

LA SALLE
MCMULLEN
LIVE OAK
REFUGIO
ARANSAS
SAN PATRICIO
FREER
ROSITA & ROSITA SOUTH SITE
CORPUS CHRISTI
WEBB
DUVAL
NUECES
BENAVIDES
SAN DIEGO
ALICE
KINGSVILLE
KINGSVILLE DOME SITE
KLEBERG
VASQUEZ SITE
HEBBRONVILLE
JIM HOGG
BROOKS
KENEDY
Legend
Interstate Highway
U. S. Highway
State Highway
County Highway
Community
N
TEXAS
URI, Inc.
URI Properties
SOUTH TEXAS
AREA INDEX MAP

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

        Production History.    Initial production commenced in May 1988. From then until July 1999, we produced a total of 3.5 million pounds. Production was stopped in July 1999, because of depressed uranium prices. We spent about $8.0 million in capital expenditures at Kingsville Dome in 2007. We resumed production at Kingsville Dome in April 2006 and produced 338,100 pounds of uranium in 2007. We spent about $10.4 million in capital expenditures and produced 94,100 pounds of uranium in 2006. We believe that there is a significant quantity of uranium remaining at Kingsville Dome.

        Permitting Status.    A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, additional authorizations under the area permit are required. Approval of our Production Area Authorization #3 was received in February 2006 which allowed for the start-up of production at Kingsville Dome in April 2006. See "Legal Proceedings."

        Restoration and Reclamation.    During 2007, we conducted restoration activities as required by the permits and licenses on this project, spending approximately $595,000 on such activities. In 2006 and 2005, we spent about $321,000 and $358,000 in restoration costs.

Figure No. 2.2. Kingsville Dome Property

  Rosita (Figure 2.3)

        The Property:    The Rosita and Rosita South property consists of mineral leases from private landowners on about 2075 gross and net acres (775 acres in Rosita and 1300 acres in Rosita South) located in north-central Duval County, Texas. The leases provide for sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have expiration dates ranging from 2012 to 2015. We are holding these leases by payment of rentals ranging from $10 to $30 per acre.

        Production History:    Initial production commenced in 1990. From then until July 1999, URI produced a total of 2.64 million pounds. Production was stopped in July of 1990 because of depressed uranium prices. Based on the significant increase in the market price of uranium, we are re-evaluating the potential for uranium production at the Rosita project and believe the project could resume operations by either producing uranium from Rosita or in conjunction with processing uranium mined from other South Texas projects. In order to restart the plant facility, we have spent about $2.8 million in 2006 for plant refurbishment and wellfield development. We will need to spend additional funds for the development and plant refurbishment to bring this project back on-line and are evaluating the range of such cash requirements, depending on the projected scope of the operation. We are conducting restoration and reclamation, of which $820,000 was spent in 2007. In 2006 and 2005, we spent about $676,000 and 618,000 for restoration and reclamation activities. Mineralization is found in the Goliad Formation at depths of 125 to 350 feet.

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

Figure No. 2.3. Rosita Property Mineral Ownership

  Vasquez (Figure 2.4)

        The Property.    We have a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expires in February 2008; however, we hold the lease by production. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound. Mineralization is found in the Oakville formation at depths of 200 to 250 feet.

        Production History.    We commenced production from this property in October 2004. We spent about $1.3 million in capital expenditures at Vasquez and produced 78,600 pounds of uranium in 2007. We spent about $3.4 million in capital expenditures at Vasquez and produced 165,000 pounds of uranium in 2006. We spent about $3.9 million in capital expenditures at Vasquez in 2005. We produced 310,000 pounds of uranium in 2005 and sold 271,000 pounds. We are conducting restoration and reclamation, of which $33,000 was spent in 2007.

        Permitting Status.    All of the required permits for this property have been received.

Figure No. 2.4. Vasquez Property

        Mosser Exploration Property(figure 2.5).    The Mosser is a Goliad prospect consisting of three parcels: Hope Garden which has 1500 gross and 825 net acres, Orange Grove which has 1547 gross and 851 net acres and Ben Bolt which has 2350 gross and net acres. They are all located in Jim Wells county, Texas

Figure No. 2.5. Mosser Exploration Property

        Marshall Exploration Property(figure 2.6).    The Marshall Property is a Goliad and Oakville prospect consisting of 1953 gross and net acres. It is located in Duval and McMullen counties, Texas.

Figure No. 2.6. Marshall Exploration Property

New Mexico Properties

        General.    We have various interests in properties located in New Mexico (Figure 2.7). We have fee lands, patented and unpatented mining claims, mineral leases and some surface leases. We have spent $11.2 million to date on permitting for New Mexico. Additional expenditures will be required and could be material. We are unable to estimate the amount. We expect that whatever is spent will occur over multiple years. See "Legal Proceedings" for a discussion of the current status of our license for New Mexico

Figure No. 2.7. Location of New Mexico Properties

  Church Rock / Mancos (Figure 2.6)

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

        We own the mineral estate in fee for the NE 1/4 and the SW 1/4 of the NW 1/4 of Section 17, T16N, R16W. In Section 8, T16N, R16W, we own the SE 1/4 in fee and hold the minerals in the rest of the section with 26 unpatented federal mining claims (UNC1A thru UNC 26). For the Mancos Property, we own the minerals in Section 13, T16N, R17W, in fee, the minerals in the NW 1/4 of Section 7, T16N, R16W, in fee and hold the minerals in the E 1/2 of Section 12, T16N, R17W, with 20 unpatented federal mining claims (KP1A thru KP5A, KP19, KP36, 121617-14A thru 121617-18A, 121617-20A thru 121617-23A and 121617-32A thru 121617-35A). The federal unpatented mining claims are all held through the payment of a $125.00 assessment fee each year on each claim.

        Mineralization occurs in the Westwater Member of the Morrison Formation at depths of 800 to 1700 feet.

        The surface estate on Section 17, Mancos Section 13 and Mancos Section 7 is owned by the United States Government and held in trust for the Navajo Nation. On those sections we have royalty obligations ranging from 5% to 6 1 / 4% and a 2% overriding royalty obligation to the Navajo Nation for surface use agreements. The total royalties on Section 8 depend on the sales' price of uranium. Aggregate royalties are potentially as much as 39.25% at the current price of uranium.

        Development Plan.    We anticipate that Church Rock will be the first of our New Mexico properties we will develop. We spent about $504,000 and $305,000 in 2007 and 2006, respectively, for permitting activities and land holding costs and about $382,000 in 2005 for permitting activities and land holding costs. In December 2006, we entered into a joint venture with Itochu to jointly develop this property (see "Business—Joint Venture for Church Rock Property").

        Water Rights.    The State Engineer approved our water rights application in October 1999 and granted us sufficient water rights for the life of Church Rock.

        Permitting Status.    We have the radioactive material license for Section 8. This license is subject to the continuing proceedings described under "Legal Proceedings." With respect to the UIC permits, see "Legal Proceedings." We do not plan to pursue permits for Mancos at this time.

Figure No. 2.8. Church Rock / Mancos Property Mineral Ownership

  Crownpoint (Figure 2.9)

        The Property.    The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Church Rock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint, New Mexico. The Properties consist of 619 gross and 521.8 net acres. We hold the minerals in the NW 1/4 of Section 9, T17N, R13W with 9 unpatented federal mining claims (CP-1 thru CP9) and the minerals in the SW 1/4 of Section 24, T17N, R13W with 10 unpatented federal mining claims (CP-10 thru CP-19). In the SE 1/4 of Section 24, T17N, R13W we hold a 40% interest in the minerals through a lease (the "Walker" lease) on approximately 139 acres and hold 100% of the minerals on the remaining 21 acres with two unpatented federal mining claims (Consol I and Consol II). In the NE 1/4 of Section 25, T17N, R13W we hold the minerals with eight unpatented federal mining claims (Hydro-1 thru Hydro-8). The federal unpatented mining claims are held through the payment of a $125.00 assessment fee each year on each claim. Access is via paved road from State Highway 371, through the town of Crownpoint to Church Road to the main gate of the property.

        Mineralization is found in the Westwater Member of the Morrison Formation at a depth of from 2,100 to 2,300 feet. Three pilot shafts were completed on the property in the early 1980's but were never completed. Surface facilities dating from those activities including buildings and their associated electrical/water infrastructure are still in-place and are currently used as offices and storage facilities.

        Development Plan.    We spent about $164,000 and $91,000 in 2007 and 2006, respectively, for permitting activities and land holding costs and about $397,000 in 2005 for permitting activities and land holding costs.

        Water Rights.    The State Engineer approved our water rights application on May 18, 2004 and granted sufficient water rights for the life of the Crownpoint ISR project.

        Permitting Status.    See "Legal Proceedings" for a discussion of the radioactive material license for Crownpoint. The surface estate on Section 19 and 29 is owned by the United States Government and held in trust for the Navajo Nation and may be subject to the same jurisdictional dispute with respect to the UIC permit as for Section 8 and 17 in Church Rock.

Figure No. 2.9. Crownpoint Property Mineral Ownership

  Nose Rock (Figure 2.10)

        The Nose Rock property consists of approximately 6,400 acres and is located about 12 miles northeast of Crownpoint, New Mexico. The minerals is held in fee on Sections 10, 11, 15, 17, 18, 19, 20, 29, 30 and 31 all in T19N, R11W. Access to the property is via a 4 1/2 mile private paved road north of Tribal Road 9. The property was developed by Philips Uranium Corporation in the early 1980's and includes two circular concrete-lined shafts that have been completed to a depth of 3,300 feet. Both shafts have been plugged at surface and just above the Westwater. There is no usable surface infrastructure on site. Mineralization occurs in the Westwater Member of the Morrison Formation.

Figure No. 2.10. Nose Rock Property Mineral Ownership

  West Largo(Figure 2.11)

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

        Mineralization occurs in the Westwater Member of the Morrison Formation at depths ranging from 2,000 to 2,750 feet depending on surface topography. Over 1,000 drill holes were used to define the mineralization in the late 1970's and early 1980's. Other than this exploration drilling, there has been no development on this property.

Figure 2.11. West Largo Property Mineral Ownership

  Roca Honda (Figure 2.12)

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

        Mineralization occurs in the Westwater Member of the Morrison Formation at depths ranging from 1,700 on Section 17 to over 3,300 feet in Section 13. In the late 1970's and early 1980's, various operators drilled 620 exploration holes on the property. In the late 1980's, Kerr-McGee sank a shaft to a depth of 1,475 feet on Section 17 to develop the property, then known as the Lee Mine. The shaft was stopped short of the ore zone and the mine closed down when uranium prices fell in 1983. There is no useable infrastructure on surface.

Figure No. 2.12. Roca Honda Property Mineral Ownership

        Potential ISR and OSL areas (Figures 2.13 & 2.14).    Several areas in T13N R 9 W and T14 N R 10W are being considered for early application of ISR methods (Sections 13 and 17 of T13N R9W and Sections 5 and 27 of T14 N R 10W). Permitting activities has been initiated in T13N R9W to allow drilling on these sections to obtain ore samples and water quality data. All land described is owned in fee.

        Two other sections in T14N R10W (Sections 23 and 25) have been the site of extensive development and mining in the past and could provide excellent targets for the application of Old Stope Leaching operations. Work on these projects will continue through the year. Mineral on these two sections is owned in fee.

Figure No. 2.13. West Ambrosia area

Figure 2.14. T13N R9W Area

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

        We acquired the Section 17 leases in the New Mexico Church Rock district from United Nuclear Corporation. It had conducted underground mining for uranium on Section 17 and had reclaimed these properties. In the acquisition, we assumed any liability of United Nuclear Corporation for any remaining remediation work that might be required. The New Mexico Energy Minerals and Natural Resources Department has not determined what, if any, additional remediation would be required under the New Mexico Mining Act. If more remediation work is required, we believe it would not involve material expenditures.

Item 3.    Legal Proceedings.

New Mexico Radioactive Material License

        In the State of New Mexico, uranium recovery by ISR technology requires a radioactive material (uranium recovery) license issued by the United States Nuclear Regulatory Commission (the "NRC" or the "Commission"). We applied for one license covering the properties located in both the Church Rock and Crownpoint districts collectively known as the Crownpoint Uranium Project (CUP). The Commission issued a radioactive material (uranium recovery) license for the CUP in January 1998 that allowed licensed ISR operations to begin in the Church Rock district. In mid-1998, the Commission determined that certain interested stakeholders who requested an NRC administrative hearing had standing to raise certain objections to the license. A panel of Administrative Law Judges (NRC's Atomic Safety and Licensing Board (hereinafter "Licensing Board")) conducted a hearing during 1999. The Licensing Board upheld the Church Rock Section 8 portion of the NRC license and granted our request to defer any dispute on the remaining CUP properties until we make a decision whether to mine these other properties.

        The Licensing Board's ruling was then appealed to the full Commission. On January 31, 2000, the Commission issued an order concurring with the technical, substantive, and legal findings of the Licensing Board, but the Commission also determined that we were required to submit restoration action plans for each CUP project site and that we must proceed with the hearing process for the other New Mexico properties beyond Church Rock Section 8. Subsequently, the administrative hearing was held in abeyance until 2004, pursuant to NRC-supervised settlement negotiations between the parties.

        In February 2004, the Licensing Board issued an order, which concluded that we must make three specific changes to our submitted restoration action plan for Church Rock Section 8 in order to commence mining operations at Church Rock Section 8. The Commission accepted our petition for review on two of the three issues and subsequently overruled the Licensing Board on these issues. Then, the parties agreed to truncate the number and scope of the issues remaining for consideration at the remaining three CUP project sites. Since then, the Licensing Board and the full Commission has endorsed our license and its requirements for the CUP.

        In summary, all contested issues regarding the CUP were decided by the Licensing Board in our favor, with a few minor amendments, and affirmed on appeal by the full Commission. Intervenors have appealed the Commission's final approved action to the United States Court of Appeals for the Tenth Circuit. We have intervened on behalf of NRC to defend the license. All required legal briefs have been filed by all parties in this proceeding and oral argument is expected to be scheduled in mid-2008.

New Mexico UIC Permit

        The State of New Mexico, the USEPA, and the Navajo Nation are engaged in a jurisdictional dispute as to which regulatory entity (i.e., USEPA or the State of New Mexico) has the authority to issue Underground Injection Control ("UIC") program permits, which are required to mine the Church Rock Section 8 property. The dispute was taken to the United States Court of Appeals for the Tenth Circuit, which, in January 2000, remanded to the USEPA the issue whether the Section 8 Church Rock property was Indian Country. In February 2007, the USEPA issued a decision finding that the Church

Rock Section 8 property is Indian country and that the USEPA is the proper authority to issue the UIC permit. We have appealed that decision to the United States Court of Appeals for the Tenth Circuit. The decision can be accessed at the USEPA Region 9 website at http://www.epa.gov/region09/water/groundwater/permit-determination.html. All required legal briefs have been filed in this proceeding and we are waiting for the Court to schedule oral argument.

Bonding for Texas Groundwater Restoration Obligations

        In March, 2004, the Company entered into the Groundwater Restoration Performance Agreement (GRPA), with the Texas Department of Health ("TDH"), later renamed the Texas Department of State Health Services ("DSHS"), the Texas Commission on Environmental Quality (TCEQ) and United States Fidelity and Guaranty Insurance Company as a means of funding the Company's ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of the Company's cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding. Although Kleberg County and an ad hoc citizen group brought suit in April, 2004 to challenge the GRPA, Kleberg County settled with the Company and withdrew its support and funding of the suit in December, 2004. In June, 2007, DSHS' regulatory authority over uranium recovery operations, including its oversight of groundwater restoration bonds posted for uranium mining operations was transferred to TCEQ; and, on August 31, 2007, the GRPA expired according to its terms. The citizen group has taken no further action to pursue the suit.

Dispute over Kleberg County Settlement Agreement

        In February, 2007, Kleberg County, Texas advised the Company that the County had retained counsel to investigate its remedies, including injunctive relief against new uranium mining at the Company's Kingsville Dome mine site. The dispute relates to differing interpretations of the Company's December, 2004 settlement agreement with Kleberg County as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome production areas 1 and 2. Seeking to resolve these issues amicably, the Company elected to defer briefly the startup of production at the new wellfield. When the negotiations failed, the Company notified the County of its intent to begin new production. The Company believes it is in full compliance and engaged in a mediation of this dispute. On September 28, 2007, after negotiations had stalled, the Company filed suit against the County for declaratory relief interpreting the Settlement Agreement. The County answered the suit with a general denial but has not asserted a counterclaim for relief against the Company. Neither party has pressed the matter further; and the Company does not anticipate this dispute will interfere with its mining at Kingsville Dome.

Kingsville Dome Production Disposal Well Permit renewals and Production Area Authorization 3

        After an August, 2005 hearing, the Texas Commission on Environmental Quality ("TCEQ") voted unanimously February 22, 2006 to renew the Company's disposal well permits, WDW-247 and WDW-248, and to issue Kingsville Dome Production Area Authorization 3 ("PAA 3"). A citizens group and a Ms. Garcia filed for judicial review of the TCEQ action. The Texas Attorney General answered in defense of TCEQ; and, the Company has intervened to defend the TCEQ. The two cases have been consolidated; a judge has been assigned; and, in June, 2007, the TCEQ submitted its administrative record for review.

        In June, 2007 an attorney claiming to have been newly engaged by a plaintiff, Ms. Garcia, notified all parties that Garcia wished to withdraw from the litigation and requested that no further action be taken and her action was dismissed. On June 27, 2007, Garcia's original counsel moved to appoint a guardian or representative for Ms. Garcia. The Company challenged the sufficiency of the request for appointment of a guardian or representative for Ms. Garcia; and Ms. Garcia's original counsel set his motion for hearing in August, 2007. Before the hearing date, original counsel for Ms. Garcia, tentatively rescheduled the hearing for October 24, 2007 and then canceled that hearing date. No further action on the matter has been scheduled.

        The permits and production area authorization issued by TCEQ remain effective until and unless overturned by a reviewing Court; and, the Company believes the TCEQ action issuing the permits and production area authorization is well-founded and will be affirmed when considered on the merits.

Navajo EPA letter and UNC Demand for Indemnity

        By letter dated January 23, 2008, the Navajo Nation Environmental Protection Agency (NNEPA) sent a document dated September 2007 titled "Radiological Scoping Survey Summary Report For The Old Church Rock Mine Site" (Survey Report) to Hydro Resources Inc (HRI) and United Nuclear Corporation and General Electric (UNC/GE). The Survey Report was reportedly prepared in response to a claim by NNEPA against HRI and UNC/GE for potential liability for uranium contaminated materials present on HRI's Church Rock Mine Site. NNEPA requested HRI and UNC/GE to undertake a "comprehensive and detailed characterization" of HRI's Church Rock Mine Site and adjacent lease areas, as recommended in the Survey Report.

        By letter dated January 29, 2008, UNC and GE, pursuant to a certain Supplemental Purchase Agreement and Guarantee, demanded that HRI and Uranium Resources Inc (URI) defend and indemnify it for all loss, cost, expense, liabilities and obligations that have been or will be incurred or sustained by GE and UNC with respect to the request asserted by NNEPA.

        The scope and potential cost of complying with the request asserted by NNEPA are presently unknown. HRI and URI have requested supplemental information from NNEPA and are evaluating the basis for the demand asserted by UNC/GE.

Other

        On July 13, 2007, Juan Gonzalez, an employee of a drilling contractor engaged by the Company, was killed when the drill rig on which he was making repairs backed over him. His heirs have filed claims against the drilling company and us. Our insurance carrier is defending the matter on our behalf. We believe we have meritorious defenses to the claims and that, in any event, we have adequate insurance to cover the matter.

        The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to cause material expenditures.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS

claim	A claim is a 20 acre tract of land, the right to mine of which is held under the federal General Mining Law of 1872 and applicable local laws.
concentrates	A product from a uranium mining and milling facility, which is commonly referred to as uranium concentrate or U 3 O 8.
conversion	A process whereby uranium concentrates are converted into forms suitable for use as fuel in commercial nuclear reactors.
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
restoration
Restoration involves returning an aquifer to a condition consistent with our pre-mining use. The restoration of wellfield can be accomplished by flushing the ore zone with native ground water and/or using reverse osmosis to remove ions to provide clean water for reinjection to flush the ore zone.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Since April 12, 2007, our Common Stock has been listed on the NASDAQ Global Market under the symbol "URRE." Between April 11, 2007 and October 15, 2004, our shares were quoted on the Over the Counter Bulletin Board and we were dually quoted on both the OTCBB and the Pink Sheets during those dates.

        The following table sets forth the high and low bid prices for the Common Stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending
	High	Low
December 31, 2007	$14.02	$8.92
September 30, 2007	11.32	7.06
June 30, 2007	11.81	8.00
March 31, 2007	8.75	4.40
December 31, 2006	6.86	2.51
September 30, 2006	5.30	1.83
June 30, 2006	7.60	4.60
March 31, 2006	7.68	3.12

        As of December 31, 2007, 52,305,129 shares of our Common Stock were outstanding. On that date, there were 167 holders of record.

        On March 29, 2006 the Board of Directors declared a 1 for 4 reverse stock split for stockholders of record on April 10, 2006. All of the common stock share information, share price information and share ownership information in this Annual Report on Form 10-K/A has been revised to give effect to the reverse stock split. The split was approved by the Company's Stockholders at the 2005 Annual Meeting of Stockholders.

Dividends

        We have never paid any cash or other dividends on our Common Stock, and we do not anticipate paying dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2007 regarding equity compensation to the Company's employees, officers and directors under equity compensation plans.

Plan category	Number of shares issuable under outstanding options and rights	Weighted average exercise price	Number of shares available for future issuance
Equity compensation plans approved by security holders	4,601,881	$2.81	630,500
Equity compensation plans not approved by security holders	851,234	$0.80	0
Total	5,453,115	$2.49	630,500

Performance Graph

        The following chart compares the yearly changes in total stockholder return on the Company's common stock against four other measures of performance. The comparison is on a cumulative basis for the Company's last five fiscal years. The four other performance measures are the Russell 2000 index, the NASDAQ stock market index, the Dow Jones Wilshire Microcap index and a peer group consisting of Cameco Corp. and US Energy Corp. In each case, we assumed an initial investment of $100 on December 31, 2002 and reinvestment of all dividends. Dates on the following chart represent the last trading day of the indicated fiscal year. The Companies comprising our peer group are Cameco—CCJ, Denison—DNN, Uranerz—URZ, And Uranium Energy—UEC.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Uranium Resources(New)

Recent Sales of Unregistered Securities.

        None.

Item 6.    Selected Financial Data.

        The following tables provide selected financial and operating data for each of the fiscal years in the five-year period ended December 31, 2007. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share and per pound amounts)
Uranium sales	$31,143	$8,581	$4,865	$1,009	$—
Cost of sales—operations	18,051	12,687	6,299	1,768	797
(Gain) loss on derivatives	—	(34,821)	30,975	13,112	2,734
Writedown of uranium properties and exploration expenses	999	3,495	0	46	341

Total cost of uranium sales	19,050	(18,639)	37,274	14,926	3,872

Gain (loss) from operations before corporate expenses	12,093	27,220	(32,409)	(13,917)	(3,872)
Corporate expenses	11,768	6,791	3,209	2,006	883

Gain (loss) from operations	325	20,429	(35,618)	(15,923)	(4,755)

Interest and other, net	753	1,081	531	58	244
Gain (loss) before accounting change	1,078	21,510	(35,087)	(15,865)	(4,511)
Cumulative effect of accounting change	—	—	—	—	1,447

Net earnings (loss)	$1,078	$21,510	$(35,087)	$(15,865)	$(3,064)

Gain (loss) per common share before cumulative effect of accounting change:
Basic	$0.02	$0.44	$(0.96)	$(0.55)	$(0.17)
Diluted	$0.02	$0.42	$(0.96)	$(0.55)	$(0.17)
Cumulative effect of accounting change per common share:
Basic	$—	$—	$—	$—	$0.08
Diluted	$—	$—	$—	$—	$0.08

Net earnings (loss) per common share:
Basic	$0.02	$0.44	$(0.96)	$(0.55)	$(0.09)

Diluted	$0.02	$0.42	$(0.96)	$(0.55)	$(0.09)

Weighted average common stock and equivalents outstanding:
Basic	52,119	48,338	36,644	28,725	18,194
Diluted	56,081	51,560	36,644	28,725	18,194
CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by (used in) operations	$11,294	$(2,215)	$(1,722)	$(2,541)	$(1,952)
Capital expenditures and investing activities	(22,908)	(31,906)	(6,364)	(4,777)	655
Financing activities	722	48,445	13,670	7,277	581

Net increase (decrease) in cash and equivalents	$(10,893)	$14,324	$5,584	$(41)	$(716)

Pounds of uranium produced	417	259	310	76	—
Pounds of uranium delivered	435	263	271	72	—
Average sales price per pound	$71.61	$32.63	$17.95	$13.95	—
Average cost of produced pounds sold	$33.21	$43.36	$20.32	$11.76	—
Royalties/commissions per pound sold	$6.98	$2.92	$1.31	$0.94	—

CONSOLIDATED BALANCE SHEET DATA

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Cash and cash equivalents	$9,284	$20,177	$5,853	$269	$310
Working capital	8,072	18,371	(16,370)	(5,650)	115
Net property, plant and equipment	30,611	18,196	8,689	4,308	684
Total assets	52,937	45,936	17,913	6,592	1,499
Unrealized loss on derivatives	—	—	46,821	15,846	2,734
Total debt	839	838	626	585	585
Total liabilities	10,060	9,167	53,903	21,884	8,299
Total shareholders' equity (deficit)	$42,877	$36,769	$(35,990)	$(15,293)	$(6,800)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

        This Item 7 contains "forward looking statements." These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other matters. The words "believes," "expects," "projects," "targets," "estimates" or similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: "Risk Factors" beginning on page 11.

Overview

        We are in the business of finding, developing and producing uranium. The market for uranium is limited as its only commercial use is as fuel for nuclear power plants. Our producing operations are located in South Texas where we have three properties: Kingsville Dome, Vasquez and Rosita. We are currently producing at Kingsville Dome and Vasquez, and plan to begin production at Rosita in 2008. The majority of our assets are located in North New Mexico where we own 183,000 acres of mineral holdings, which contain approximately 101.4 million identified in-place mineralized uranium materials.

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2007, 2006 and 2005

        Production and production costs.    Our uranium production was 416,700 pounds in 2007, 259,100 pounds in 2006 and 310,000 pounds in 2005. Production began at our Vasquez project in the fourth quarter of 2004 and reached peak production output in 2005. In 2006 we saw a decline in Vasquez production and the start-up of production from our Kingsville Dome project. This trend continued in 2007 with Vasquez contributing 19% of overall production and Kingsville Dome contributing 81% of our uranium production. The start-up of production from Kingsville Dome wellfield 13 in January 2007, the first new production from our Production Area 3 at Kingsville Dome, resulted in the production increases in 2007 over our 2006 production output.

        The following table details our production and production cost breakdown for the year ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Vasquez production	78,600	165,000	310,000
Kingsville Dome production	338,100	94,100	—
Total production	416,700	259,100	310,000
Total operating costs	$7,510,000	$6,280,000	$4,387,000
Per pound operating costs	$18.02	$24.23	$14.15
Total depreciation and depletion costs	$6,078,000	$6,018,000	$1,871,000
Per pound DD&A cost	$14.59	$23.23	$6.04
Total production cost	$13,588,000	$12,298,000	$6,258,000
Production cost per pound	$32.61	$47.46	$20.19

        Total operating costs, total depreciation and depletion costs and total production costs incurred for the periods presented above differ from the cost of uranium sales recorded in consolidated statements of operations because of changes in the amounts recorded to inventory for the same periods. The cost of uranium sales amounts include the sales of uranium inventory on hand at the beginning of the period and does not include certain uranium produced during the period but was not sold at period end.

        The following table provides a reconciliation of production costs to cost of uranium sales for the year ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Operating costs	$7,510,000	$6,280,000	$4,387,000
Change in uranium inventory	682,000	(705,000)	(452,000)

Operating expense for uranium production sold	$8,192,000	$5,575,000	$3,935,000
Depreciation and depletion costs	$6,078,000	$6,018,000	$1,871,000
Change in uranium inventory	173,000	(191,000)	(211,000)

Depreciation and depletion for uranium production sold	$6,251,000	$5,827,000	$1,660,000
Total production costs	$13,588,000	$12,298,000	$6,258,000
Change in uranium inventory	855,000	(896,000)	(663,000)

Direct cost of uranium production sold	$14,443,000	$11,402,000	$5,595,000

        We expect our 2008 production rates to be comparable to those seen in 2007 with total projected production in 2008 in the 400,000 to 450,000 pound range. While our direct production costs in 2007 dropped to below $33.00 per pound we expect such costs to rise in 2008. The increases are expected because of production being sourced from higher cost Kingsville Dome wellfields and Vasquez wellfields in 2008. Our 2008 production plan involves maximizing production from our existing wellfields at Kingsville Dome, bringing on additional wellfields at this project, commencing production at our Rosita project in the second quarter of the year, continuing to produce the existing wellfields at Vasquez providing they remain economically viable and expanding Vasquez production from new wellfields in early 2008. These production increases will be dependent upon certain factors impacting cash flows including continuing strong uranium market prices, the continued availability of development and production resources and ability to continue to delineate and develop new production wellfields as existing wellfields are produced.

        Uranium Sales.    In 2007, we sold a total of 434,900 pounds of uranium produced from our Kingsville Dome and Vasquez projects, resulting in revenues of $31.1 million. In 2006, we sold a total of 263,000 pounds of uranium produced from our Kingsville Dome and Vasquez projects, resulting in revenues of $8.581 million. In 2005, we sold 271,000 pounds of Vasquez production, resulting in revenues of $4.865 million (including $253,000 from the renegotiation of the contract price of sales that were made in the fourth quarter of 2004).

        Cost of Uranium Sales.    Our direct production costs for uranium sales made in 2007, 2006 and 2005 was $14.4 million, $11.4 million and $5.6 million, respectively. The 2006 and 2005 amounts are exclusive of the gain/(loss) on derivatives of $34.8 million and ($31.0) million recorded in connection with our amended uranium sales contracts. Our total cost of uranium sales is comprised of such production costs, including operating expenses, depreciation and depletion expenses, and also includes royalties and commissions related to our uranium sales, amortization of our restoration and reclamation cost estimates, exploration costs incurred during the year and impairment provisions for uranium properties. The following table details our production and royalties/commissions cost of uranium sales breakdown for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Total pounds sold	434,900	263,000	271,000
Total operating expenses	$8,192,000	$5,575,000	$3,935,000
Per pound operating expense	$18.84	$21.20	$14.52
Depreciation and depletion	$6,251,000	$5,827,000	$1,660,000
Per pound DD&A expense	$14.37	$22.16	$6.13
Direct cost of uranium production sold	$14,443,000	$11,402,000	$5,595,000
Direct cost of sales per pound	$33.21	$43.36	$20.65
Royalties and commissions	$3,034,000	$768,000	$355,000
Royalties and commissions per pound	$6.98	$2.92	$1.31

        We saw an improvement in our overall production costs in 2007 compared to 2006. With the majority of our production in 2007 coming from new wellfields at our Kingsville Dome project, we saw benefits of this historically lower cost production contributing significantly to reducing both our operating and capital costs of production in 2007. Our average cost of pounds sold in 2007 was $33.21 per pound with Kingsville Dome production contributing approximately 77% and Vasquez pounds totaling approximately 23% of total pounds sold during the year.

        Our average cost of pounds sold was $43.36 for 2006 compared to $20.65 for 2005. This cost increase resulted from our incurring both higher operating and capital costs in 2006 when compared to 2005 and were primarily caused by inefficiencies at our Vasquez project. We encountered chemical and permeability obstacles in the Vasquez project's formation which caused us to attempt a variety of new operating techniques including the use of different oxidizing components and more concentrated drilling patterns for our wellfields. These and other attempted solutions did not have the desired effect of increasing the production rates and reducing our operating and capital costs at Vasquez. The cost of pounds sold includes operating expenses and depreciation and depletion. These costs for 2006 include a cumulative $1.5 million related to lower of cost or market inventory adjustments made quarterly. The adjustments resulted from the book carrying value of our uranium inventory exceeding the expected market value of the inventory. These adjustments had the effect of reducing the carrying value of the uranium inventory and accelerating the timing of recording operating expenses and depreciation and depletion recorded in the statement of operations for each quarter. The cost of goods sold for 2006 exclude $761,000 ($17.77 per pound) from a lower of cost or market adjustment made in December 2005 for 42,900 pounds of Vasquez inventory at that date that were sold in the first quarter of 2006.

        We expect overall production costs to show moderate increases in 2008 compared to 2007. 2008 production from Kingsville Dome is projected from less prolific wellfields compared to the production from this project in 2007. This is expected to result in an increase in costs. Also contributing to higher costs in 2008 will be the projected production increase from our Vasquez project. Historically this project has had lower recovery factors than Kingsville Dome and this factor is expected to contribute to increased production costs when compared to our 2007 costs.

        Royalties and Commissions.    During 2007, royalties and commissions for Vasquez and Kingsville Dome production sold was $3.034 million, representing a charge of 9.74% of sales. During 2006, royalties and commissions for Vasquez and Kingsville Dome production sold was $768,000, or 8.95% of sales. During 2005, royalties and commissions for Vasquez production sold was $355,000, or 7.30% of sales. The increase in royalty percentages from 2005 to 2006 resulted from the increases seen in uranium sales prices year to year. Our Vasquez leases contain a sliding scale royalty with percentages that range from 6.25% up to 10.25% dependent on our sales prices. The increase in royalties from 2006 to 2007, resulted from production activities in 2007 at our Kingsville Dome project from leases which have a 6.25% royalty and carry and additional 3.125% royalty payment to certain land owners of the property which have ratified lease agreements with the Company. Through the first nine months of 2007 we had recorded a contingent royalty obligation equal to 3.125% royalty in anticipation of certain additional landowners ratifying the leases offered by the Company. At December 31, 2007, none of these additional leases have been ratified and the contingent liability and related royalty expense recorded for the first nine months of 2007 of approximately $453,000 was reversed.

        Operating Expenses.    During 2007, operating expenses for Vasquez and Kingsville Dome production sold was $7.856 million. In 2007 we incurred $336,000 of stand-by costs at the Rosita project, such costs were charged to operations. During 2006, operating expenses for Vasquez and Kingsville Dome production sold was $5.511 million. In 2006 we incurred $64,000 of stand-by costs at the Rosita project, such costs were charged to operations. During 2005, operating expenses for Vasquez production sold was $3.862 million. We incurred $73,000 of stand-by costs at the Rosita project that were charged to operations.

        Depreciation and Depletion.    During 2007, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $6.251 million. During 2006, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $5.827 million. During 2005, we incurred depreciation and depletion expense attributable to our Vasquez production of $1.644 million. We incurred $16,000 of stand-by depreciation cost for the Kingsville Dome and Rosita projects that was charged to operations in December 2005.

        Impairment of Uranium Properties.    During 2007 and 2006, we determined the carrying value of the Vasquez project assets exceeded their fair value as provided in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Such determination resulted primarily from our reducing the estimated recoverable reserves projected to be produced from Vasquez in the future and resulted in an impairment provision related to the Vasquez project assets of approximately $651,000 and $3.260 million in 2007 and 2006, respectively.

        Accretion and Amortization of Future Restoration Costs.    During 2007, 2006 and 2005, the accretion and amortization of future restoration costs was $574,000, $517,000 and $348,000, respectively.

        General and Administrative Charges.    We incurred general and administrative charges and corporate depreciation of $11.8 million, $6.8 million and $3.2 million in 2007, 2006 and 2005, respectively.

        Significant expenditures for general and administrative expenses for year ended December 31, 2007, 2006 and 2005 were:

	Year Ended
	2007	2006	2005
	(Amounts in 000's)
Stock compensation expense	$4,047	$2,422	$582
Salaries and payroll burden	2,847	1,570	1,110
Legal, accounting, public company expenses	1,622	1,317	801
Insurance and bank fees	646	406	359
Consulting and professional services	1,582	563	183
Office expenses	535	292	136
Travel and other expenses	391	185	20

Total	$11,670	$6,755	$3,191

        The non-cash compensation expense recorded for the years ended December 31, 2007 and 2006 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company's stock option grants. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock. The non-cash stock compensation expense recorded in 2005 resulted from the grant of stock options that were subject to approval of an amendment to the Company's stock option plan which was received in June 2005.

        Salary and payroll costs increases for 2007 resulted primarily from the addition of 21 salaried positions primarily in South Texas and New Mexico during the year and the cash bonus' awarded to non-executive employees at year end 2007. The increase in 2006 compared to 2005 was from the addition of 14 salaried positions during the year, primarily in the engineering, professional and executive levels in South Texas and New Mexico, compensation increases for the Company's key personnel in 2006 and a discretionary match made to the Company's 401(k) profit sharing plan for the plan year ended July 2006.

        The Company's legal, accounting and public company expenses had a net increase of $306,000 in 2007 compared to 2006. The primary increases in these costs were from SOX 404 audit related costs, NASDAQ listing fees, higher Directors fees related to the addition of two independent directors during 2007 and an increased directors participation in strategic planning activities and costs related to the preparation for a planned listing on the Toronto Stock Exchange. These increased costs were somewhat offset by a reduction of legal costs charged to general and administrative costs during the year. The primary reduction related to a significant amount of legal activity in 2006 related to the negotiation and preparation of the joint venture in New Mexico with Itochu Corporation.

        The Company's legal, accounting and public company expenses increased for the year from the increase in transactions and activities occurring in 2006 compared to 2005. Such activities included the renegotiation of the Company's long-term sales contracts, the negotiation of a joint venture in New Mexico with Itochu Corporation, increased costs to conduct the annual shareholder meeting, an increase in the number of Board of Directors meetings and preparation of the Company's NASDAQ application listing.

        Insurance costs increased in 2007 primarily as a result of an increase in our general liability premiums, these premiums rose during the year as a result of increases in production activities seen in 2007 compared to the prior year. We also had increases in our property and casualty premiums resulting from increased vehicle coverage because additional vehicles acquired in 2007. Bank fees also increased in 2007 as a result of additions made to our financial surety requirements for our South Texas uranium projects.

        Our insurance costs increased in 2006 because of higher directors and officer's insurance premiums and increased vehicle coverage premiums resulting from additional vehicles in 2006. Bank fees increased as a result of additions to our financial surety requirements for our South Texas uranium projects.

        The 2007 costs for consulting and professional services increased by $1.019 million compared to 2006. The increased costs were a result of heightened activities involving work performed to review and assess our New Mexico property data bases for their evaluation as potential conventional mining projects ($160,000), the expansion of a broad community relations and community information education effort in both South Texas and New Mexico ($521,000), investor relations costs ($104,000), costs for financial advisory services provided by a non-employee director of the Company ($80,000) and other advisory fees in Texas ($150,000).

        2006 costs for consulting and professional services increased compared to 2005 as a result of an increase in project related activities incurred during the year. Such activities include the Company's compliance work related to it's Sarbanes-Oxley requirements in 2006, the increase in activities in New Mexico related to the preparation of these projects towards their final licensing and permitting phase, increases in environmental, health and safety training and consulting work, computer networking and web site design work and activities performed in the formulation of a corporate strategic plan.

        Increased office costs in 2007 resulted primarily from the opening of a new corporate office location in Albuquerque, New Mexico, in October, 2007, the move of the corporate headquarters to larger office space in September 2007, the costs for the Corpus Christi office for the entire year and increases in the South Texas Kingsville operations office resulting from the personnel added during the year.

        2006 increases in office costs were a result of the opening of a corporate office location in Corpus Christi, Texas in June 2006 and increases in the South Texas Kingsville operations office resulting from the personnel added in 2006.

        Net Income (Loss).    For the year ended December 31, 2007 we had net income of $1.1 million compared to net income of $21.5 million in 2006 and a net loss of $35.1 million in 2005. On a diluted per share basis, earnings were $0.02 and $0.42 in 2007 and 2006, respectively, compared to a loss of $(0.96) for 2005. The 2007 results include a non-cash impairment provision for the Vasquez project of $651,000. Included in 2006 results was a non-cash gain on derivatives of $34.8 million somewhat offset by a non-cash impairment provision for the Vasquez project of $3.3 million. The loss in 2005 included a non-cash loss on derivatives of $31.0 million.

        Cash Flow.    As of December 31, 2007 we had a cash balance of approximately $9.3 million compared to $20.2 million and $5.9 million at December 31, 2006 and 2005, respectively.

        In 2007, we generated $11.3 million of cash flow from operations, resulting primarily from our increased production and reduced production costs realized incurred during the year.

        We also used $22.9 million in investing activities, including $15.7 million of capital additions for our main South Texas projects. These expenditures primarily consisted of wellfield evaluation, delineation and development costs of $6.5 million and plant and equipment additions of $1.3 million at Kingsville Dome. Wellfield evaluation and development costs were $2.6 million and plant and equipment additions totaled $1.8 million at the Rosita project during 2007. Costs for wellfield development and plant and equipment totaled $1.2 million at the Vasquez project in 2007 and we spent approximately $1.3 million for evaluation and delineation activities at the Company's Rosita South project.

        In 2007, we generated $1.0 million from the issuance of 514,000 shares from the exercise of employee stock options.

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

Liquidity—Cash Sources and Uses for 2008

        As of December 31, 2007, the Company had $9.3 million in cash. We will require additional financing beyond cash on hand and cash generated from operations in 2008 in order to implement our plans to acquire RAML, evaluate and develop our New Mexico properties and extend Texas production at a rate of 400,000 to 450,000 pounds per year beyond 2008. We are currently engaged in active negotiations to acquire properties in South Texas with known quantities of uranium that could continue production at the above rate through 2011. These acquisitions will require additional funding.

        The cash generated from operations in 2008 will depend on meeting our production targets by bringing on and efficiently producing new wellfields at the Kingsville Dome, Vasquez and Rosita projects as well as the sales price for uranium delivered under our long-term contracts. Our cash position as of December 31, 2007, was $9.3 million and $5.5 million at February 29, 2008. The decline in our cash position in 2008 was caused by reduced production which resulted in less cash receipts for the period while our wellfield and plant capital costs, being primarily fixed continued at consistent levels. We expect production in the first quarter of 2008 to be in the 60,000 to 70,000 pound range, with production significantly increasing in the second quarter and total production for 2008 to be in the 400,000 to 450,000 range.

        On October 12, 2007, we entered into a Membership Interest Purchase Agreement, with Billiton Investment 15 B.V. to acquire a 100% ownership of Rio Algom Mining LLC ("RAML"). The RAML acquisition is an essential element of our strategy. The successful completion of the RAML acquisition will be dependent upon securing the financing for the transaction. Such financing is anticipated to potentially take the form of the issuance of the Company's common stock and/or partnership and/or joint venture and/or milling agreements with others engaged in the uranium fuel cycle. If we are unable to secure the financing we will be unable to complete the transaction. Furthermore, once acquired, the project will require operating cash to continue RAML's restoration and reclamation obligations. Sufficient cash for these activities would also be required as part of the financing of the transaction.

        Our raising of capital for any acquisition and development opportunity could be affected by the market value of our common stock. If the price of our common stock declines, our ability to utilize our stock for raising capital could be negatively affected. Further, raising additional funds by issuing common stock or other types of equity securities could dilute our existing shareholders, which dilution could be substantial if the price of our common stock decreases.

Derivative Financial Instruments

        The Company determined that its original long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at fair value at December 31, 2005.

        The Company amended these contracts in March 2006 and determined that the terms of the amended contracts substantially eliminated their qualification as derivatives.

        We recorded a gain on derivatives in 2006 of $34.8 million compared to a loss of $30.9 million in 2005. The gain in 2006 resulted from March 2006 amended sales contracts. The terms of such contracts are summarized in "Business—Long Term Delivery Contracts".

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

Off Balance Sheet Arrangements

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the "L/C's) and performance bonds issued for the benefit of the Company and these off balance sheet financing arrangements permit us to meet the financial surety requirements as directed by the Texas regulatory agencies that permit and license our operations. The L/C's were issued by Bank of America in the amount of $5.4 million and $2.0 million were issued at December 31, 2007 and 2006, respectively, such L/C's are collateralized in their entirety by certificates of deposit. Since we are collateralizing these L/C's for their face amount, we do not receive any significant benefits from a liquidity or capital resource standpoint form these arrangements. The collateral deposited to facilitate the issuance of the L/C's do provide a nominal rate of return that approximates the annual cost of the L/C. We do not expect and significant changes in the terms or availability of these of additional L/C's we may require in the future.

        The performance bonds totaling $2.8 million have been issued by United States Fidelity and Guaranty Company ("USF&G")for the benefit of the Company at December 31, 2007 and 2006. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at December 31, 2007 and 2006, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral. The amount by which the bonding exceeds the collateral provides us a liquidity and capital resource benefit. If we were required to provide additional financial surety for these bonds on terms similar to those of our L/C's, we would be required to fund approximately $2.5 million in additional collateral at both December 31, 2007 and 2006. We have not had any new bonds issued by USF&G or other bonding or insurance entities written for us in many years and are not aware of any changes in this trend.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements on page F-8 of this Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

Impact of Recent Accounting Pronouncements

        Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a common definition for the measurement of fair value for use in applying generally accepted accounting principles in the United States of America and in preparing financial statement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157, on January 1, 2008, and it is not expected to have a material impact on our financial condition, results of operations or cash flows.

        Fair Value Option for Financial Assets and Liabilities.    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the effect of the adoption and implementation of SFAS No. 159, which is not expected to have a material impact on our financial condition, results of operations or cash flows.

        Business Combinations.    In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity's deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

        Noncontrolling Interests in Consolidated Financial Statements.    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be to applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.

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

        The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $113.00 per pound as of April 23, 2007 and are $74.00 as of March 3, 2008.

Derivative Financial Instruments

        The Company determined that its original long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at fair value at December 31, 2005.

        The Company amended these contracts in March 2006 and determined that the terms of the amended contracts substantially eliminated their qualification as derivatives.

        We recorded a gain on derivatives in 2006 of $34.8 million compared to a loss of $30.9 million in 2005. The gain in 2006 resulted from March 2006 amended sales contracts. The terms of such contracts are summarized in "Business—Long Term Delivery Contracts".

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

Supplementary Financial Data Table

SUPPLEMENTARY FINANCIAL DATA
(UNAUDITED)

	For the Quarter Ended(1)
	12/31/2007	9/30/2007	6/30/2007	3/31/2007	12/31/2006	9/30/2006	6/30/2006	3/31/2006
	(Amounts in Thousands)
Uranium sales	$8,219	$10,387	$7,963	$4,574	$2,903	$2,765	$1,844	$1,069
Earnings (loss) from operations	(1,044)	1,939	973	(1,542)	(2,999)	(6,371)	(2,148)	31,947
Net earnings (loss)	(840)	2,155	1,183	(1,420)	(2,543)	(5,989)	(2,116)	32,158
Net earnings (loss) per common share:(2)
Basic	$(0.02)	$0.04	$0.02	$(0.03)	$(0.05)	$(0.12)	$(0.04)	$0.79
Diluted	$(0.02)	$0.04	$0.02	$(0.03)	$(0.05)	$(0.12)	$(0.04)	$0.73

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

        During the fiscal period covered by this report, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

        During the second and third quarters of 2007 we made improvements in our internal control over financial reporting that materially affected our internal control over financial reporting. Management has evaluated the implementation of these procedures and has determined that such procedures have been effective in remediating the material weaknesses our internal control over financial reporting identified as of December 31, 2006. Management has made the following changes to its system of internal controls for the year ended December 31, 2007:

  •
  We relocated and expanded our corporate office effective September 2007. This allowed the hiring of additional personnel, to allow for improved segregation of duties and allow for a more thorough review, by senior financial personnel, of the financial statements and underlying supporting documentation. We added to our accounting staff in June and in the third and fourth quarters of 2007 and have designed their responsibilities to improve the segregation of duties functions previously identified as internal control weaknesses.

  •
  The addition of accounting and support staff has allowed us to conduct a more detailed review of our purchasing and procurement procedures. We have evaluated the results of this review and have determined that the changes made during the year have significantly improved the internal controls over our purchasing and financial reporting policies and have effectively remediated the control deficiencies noted at December 31, 2006.

        We believe these changes that were made in 2007 have addressed the weakness in internal controls identified as of December 31, 2006. We believe these deficiencies have been remediated and/or mitigated and based upon our review and assessment of our overall internal control environment conclude that the material weakness identified in connection with our December 31, 2006 financial statements is no longer applicable at December 31, 2007.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007. This evaluation was based on the framework in "Internal Control—

Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2007.

        The Company's independent auditors, Hein & Associates, LLP, with direct access to the Company's Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Hein & Associates, LLP's report on the Company's internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Uranium Resources, Inc.
Lewisville, TX 75067

        We have audited Uranium Resources, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Uranium Resources, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Uranium Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Uranium Resources, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ending December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion.

HEIN & ASSOCIATES LLP

Dallas, Texas
March 13, 2008

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

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

Date: March 17, 2008

URANIUM RESOURCES, INC.
By:	/s/ DAVID N. CLARK David N. Clark, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT Paul K. Willmott, Director and Chairman	March 17, 2008
/s/ DAVID N. CLARK David N. Clark Director, President and Chief Executive Officer	March 17, 2008
/s/ THOMAS H. EHRLICH, Thomas H. Ehrlich, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ LELAND O. ERDAHL Leland O. Erdahl, Director	March 17, 2008
/s/ GEORGE R. IRELAND George R. Ireland, Director	March 17, 2008
/s/ TERENCE J. CRYAN Terence J. Cryan, Director	March 17, 2008
/s/ MARVIN K. KAISER Marvin K. Kaiser, Director	March 17, 2008

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements For The Years Ended December 31, 2007, 2006 and 2005

        The following consolidated financial statements are presented reflecting the effects of the 1 for 4 reverse split effective April 10, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Uranium Resources, Inc.
Lewisville, TX 75067

        We have audited the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Uranium Resources, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion on management's assessment of the effectiveness of Uranium Resources, Inc.'s internal control over financial reporting.

Hein & Associates, LLP
Dallas, TX
March 13, 2008

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$9,284,270	$20,176,771
Receivables, net	2,652,574	713,529
Uranium inventory	748,452	1,603,585
Prepaid and other current assets	720,357	410,000

Total current assets	13,405,653	22,903,885

Property, plant and equipment, at cost:
Uranium properties	85,525,808	67,153,797
Other property, plant and equipment	821,811	465,613
Less—accumulated depreciation, depletion and impairment	(55,736,530)	(49,423,848)

Net property, plant and equipment	30,611,089	18,195,562
Other assets	2,837,064	2,369,434
Long-term investment:
Certificate of deposit, restricted	6,083,076	2,467,491

	$52,936,882	$45,936,372

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2007	2006
Current liabilities:
Accounts and short term notes payable	$2,157,475	$1,994,184
Current portion of restoration reserve	1,124,504	1,520,192
Royalties and commissions payable	1,131,636	328,566
Accrued interest and other accrued liabilities	709,400	488,311
Current portion of capital leases	210,616	201,804

Total current liabilities	5,333,631	4,533,057

Other long-term liabilities and deferred credits	4,097,327	3,998,229
Long-term capital leases, less current portion	178,665	185,691
Other long-term debt	450,000	450,000
Commitments and contingencies (Notes 2, 3, 4, 5, and 11)
Shareholders' equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2007—52,305,129; 2006—51,791,339	52,343	51,829
Paid-in capital	131,282,687	126,252,871
Accumulated deficit	(88,448,353)	(89,525,887)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)

Total shareholders' equity	42,877,259	36,769,395

	$52,936,882	$45,936,372

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenues:
Uranium sales	$31,142,689	$8,580,799	$4,865,156

Total revenue	31,142,689	8,580,799	4,865,156
Costs and expenses:
Cost of uranium sales:
Royalties and commissions	3,033,811	767,788	355,011
Operating expenses	8,192,378	5,574,926	3,935,225
Accretion/amortization of restoration reserve	573,581	516,956	348,415
Depreciation and depletion	6,251,359	5,827,464	1,660,219
(Gain) loss on derivatives	—	(34,820,947)	30,974,837
Writedown of uranium properties	651,407	3,260,201	—-
Exploration expenses	347,221	234,646	—-

Total (gain on) cost of uranium sales	19,049,757	(18,638,966)	37,273,707

Earnings (loss) from operations before corporate expenses	12,092,932	27,219,765	(32,408,551)
Corporate expenses:
General and administrative (includes stock compensation expense of $4,047,000, $2,422,000 and $1,110,000 in 2007, 2006 and 2005, respectively)	11,670,138	6,755,532	3,191,312
Depreciation	97,920	35,542	18,027

Total corporate expenses	11,768,058	6,791,074	3,209,339

Earnings (loss) from operations	324,874	20,428,691	(35,617,890)
Other income (expense):
Interest expense	(24,914)	(16,204)	(93,418)
Interest and other income, net	777,574	1,097,236	624,630

Net income (loss)	$1,077,534	$21,509,723	$(35,086,678)

Net income (loss) per common share:
Basic	$0.02	$0.44	$(0.96)

Diluted	$0.02	$0.42	$(0.96)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
					Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit
Balances, December 31, 2004	33,626,815	$33,665	$60,631,989	(75,948,932)	$(9,418)
Net loss	—	—	—	(35,086,678)	—
Common stock issuance	6,833,333	6,833	13,063,281	—	—
Common stock issued for services	112,000	112	(112)	—	—
Common stock issued for debt conversion	314,166	314	628,019	—	—
Stock compensation expense	—	—	581,960	—	—
Beneficial conversion on debt modification	—	—	55,947	—	—
Common stock issued for deferred compensation	65,813	66	52,584	—	—

Balances, December 31, 2005	40,952,127	$40,990	$75,013,668	$(111,035,610)	$(9,418)
Net income	—	—	—	21,509,723	—
Common stock issuance	10,200,307	10,200	49,675,960	—	—
Common stock issued for services	306,009	306	(1,499,751)	—	—
Common stock issued for debt conversion	103,896	104	182,752	—	—
Stock compensation expense	—	—	2,422,281	—	—
Common stock issued for stock option exercise	229,000	229	457,961	—	—

Balances, December 31, 2006	51,791,339	$51,829	$126,252,871	$(89,525,887)	$(9,418)
Net income	—	—	—	1,077,534	—
Stock compensation expense	—	—	4,047,326	—	—
Common stock issued for stock option exercise	513,790	514	982,490	—	—

Balances, December 31, 2007	52,305,129	$52,343	$131,282,687	$(88,448,353)	$(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operations:
Net income (loss)	$1,077,534	$21,509,723	$(35,086,678)
Reconciliation of net income (loss) to cash used in operations—
(Gain) loss on derivatives	—	(34,820,947)	30,974,837
Accretion/amortization of restoration reserve	573,581	516,956	348,415
Depreciation and depletion	6,349,278	5,863,006	1,678,246
Writedown of uranium properties and exploration expenses	998,628	3,260,201	—
Decrease in restoration and reclamation accrual	(1,296,047)	(886,987)	(974,161)
Stock compensation expense	4,047,326	2,422,281	581,960
Other non-cash items, net	1,097	16,130	87,109
Effect of changes in operating working capital items—
(Increase) decrease in receivables	(1,939,045)	(680,589)	336,554
(Increase) decrease in inventories	682,635	(705,132)	(446,769)
(Increase) decrease in prepaid and other current assets	(349,276)	51,008	(161,036)
Increase in payables and accrued liabilities	1,148,075	1,239,373	939,659

Net cash provided by (used in) operations	11,293,786	(2,214,977)	(1,721,864)
Investing activities:
Increase in certificate of deposit, restricted	(3,615,585)	(1,179,080)	(56,344)
Derivative settlement	—	(12,000,000)	—
Additions to property, plant and equipment—
Kingsville Dome	(8,042,794)	(10,414,835)	(889,479)
Rosita	(4,994,532)	(2,767,801)	(279,975)
Vasquez	(1,254,561)	(3,405,581)	(3,915,760)
Rosita South	(1,392,918)	(502,646)	—
Churchrock	(503,826)	(304,632)	(382,147)
Crownpoint	(164,300)	(91,392)	(396,523)
Other property	(2,951,622)	(819,901)	(444,172)
Other assets/notes receivable	11,706	(420,034)	—

Net cash used in investing activities	(22,908,432)	(31,905,902)	(6,364,400)
Financing activities:
Proceeds from (payments of) borrowings	(260,859)	(199,971)	600,000
Issuance of common stock, net	983,004	48,644,905	13,070,114

Net cash provided by financing activities	722,145	48,444,934	13,670,114

Net increase (decrease) in cash and cash equivalents	(10,892,501)	14,324,055	5,583,850
Cash and cash equivalents, beginning of year	20,176,771	5,852,716	268,866

Cash and cash equivalents, end of year	$9,284,270	$20,176,771	$5,852,716

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1. DESCRIPTION OF THE COMPANY

        Uranium Resources, Inc. ("URI") was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ recovery ("ISR") or solution mining process. Historically, the primary customers of the Company have been major utilities who utilize nuclear power to generate electricity. At present the Company owns producing and undeveloped uranium properties in South Texas and undeveloped uranium properties in New Mexico.

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

Reverse Stock Split

        On March 29, 2006 the Company's Board of Directors declared a 1 for 4 reverse stock split for shareholders of record on April 10, 2006, effective April 11, 2006. The split was approved by shareholders at the 2005 Annual Meeting of Shareholders. All common stock share amounts, earnings per share data and references to the common stock of the Company in this report are stated on a post-split basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Description of Company

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of URI and its wholly owned subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated in consolidation.

Inventories

        Uranium and materials and supplies inventory for each of the Company's projects are valued at the lower of average cost or market. Uranium inventories at December 31, 2006 reflected a lower of cost or market adjustment of $397,000.

Uranium Properties

        Capitalization of Development Costs. All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Exploration and evaluation costs associated with uranium properties are expensed as incurred until such time that the existence of a commercially minable uranium deposit is confirmed. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized through a reduction in the net carrying value of the asset. (See Note 4—"Uranium Properties—Property Realizability") Depreciation and Depletion. Depletion of uranium mineral interests, permits, licenses and related development costs

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are computed on a property-by-property basis using the units-of-production method based on each projects pounds of recoverable uranium. The determination of the depletable base for each uranium mineral interest is calculated by the Company's professional geologists to determine the estimated recoverable uranium to be produced over the projected life for each uranium mineral interest. Depreciation and depletion are provided on the investment costs, net of salvage value, of the various uranium properties' production plants and related equipment using the estimated production life of the uranium reserves. During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties are suspended. Depreciation and depletion of our plant facilities, machinery and equipment continues, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site. Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

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

Capitalization of Interest

        The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the twelve months ended December 31, 2007, 2006 and 2005. Total interest costs in these periods were $24,900, $16,000 and $93,000, respectively.

Restoration and Remediation Costs (Asset Retirement Obligations)

        Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining. In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted January 1, 2003, when the Company recorded the estimated present value of reclamation liabilities and increased the carrying amount of the related asset, which resulted in a net expense for the cumulative effect of a change in accounting principle of $1,447,000. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs.

        Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company's engineering studies calculating the cost of future of surface and groundwater activities.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During the years ended December 31, 2007, 2006 and 2005 the Company increased its cash flow estimate for restoration and reclamation costs by $967,900, $543,700 and $620,800, respectively.

Contingent Liabilities—Off Balance Sheet Arrangements

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the "L/C's) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C's were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). L/C's for $5,360,000, $2,072,000 and $944,000 at December 31, 2007, 2006 and 2005, respectively such L/C's are collateralized in their entirety by certificates of deposit.

        Performance bonds totaling $2,835,000 were issued for the benefit of the Company at December 31, 2007, 2006 and 2005. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at December 31, 2007, 2006 and 2005, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Revenue Recognition for Uranium Sales

        The Company delivers uranium to its customers at third-party conversion facilities. The third-party converters warehouse our uranium and transfer title to our customers via book transfer upon instructions supplied by the Company. The Company recognizes revenue from the sale of uranium when title to the uranium transfers and delivery is completed through such book transfer. The Company bears the risk of loss while its uranium is held at the converter prior to its sale to our customers, except in the case of negligence by the converter, whereby the converter would bear such risk. Upon completion of the book transfer, which is a record keeping entry, not a physical transfer of goods to the customer, the risk of loss passes to our customer.

Earnings Per Share

        Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share—diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for 2005 there were no dilutive securities included in that year.

        The weighted average number of shares used to calculate basic and diluted earnings (loss) per share was 52,118,851 and 56,081,302 respectively in 2007, 48,338,172 and 51,559,867 respectively in 2006 and 36,644,468 in 2005. The difference in the number of weighted average shares used to calculate basic and diluted earnings per share in 2006 resulted from potential common stock issuances of shares related to the Company's stock option and deferred compensation plans. The potential Common Stock that was excluded from the calculation of diluted earnings per share was 4,402,984 in 2005.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statements of Cash Flows

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        Additional disclosures of cash flow information follow:

	Year Ended December 31,
	2007	2006	2005
Cash paid during the period for:
Interest	$24,900	$13,600	$0
The following non-cash transactions occurred in 2007, 2006 and 2005 and such transactions are summarized as follows:
The Company issued 65,812 shares of Common Stock in 2005 in satisfaction of the conversion of deferred compensation	$0	$0	$52,600

        In connection with a private placement in April 2006, the Company paid a fee of $1,449,445 in cash and 306,009 shares of Common Stock to a placement agent.

        In March 2006, the Company issued 103,896 shares of Common Stock in connection with the conversion of the Convertible Notes described in Footnote 6.

        During 2007, 2006 and 2005, the Company entered into capital leases to acquire certain property plant and equipment totaling $233,000, $225,000 and $266,000. The balance of the capital leases at December 31, 2007 was $389,000.

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

Cash Balances in Excess of Federally Insured Limits

        The Company's cash balance at December 31, 2007 was $9.3 million and it maintains its cash accounts primarily with Bank of America, N.A. The total cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. The Company has cash balances with Bank

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of America, N.A. that exceeded the balance insured by the FDIC that totaled approximately $9.0 million at December 31, 2007.

Restricted Cash

        At December 31, 2007 and 2006, the Company had pledged certificates of deposit and money market accounts of $6,083,000 and $2,467,000, respectively, in order to collateralize letters of credit required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

Stock-Based Compensation

        On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("FAS 123(R)"). The Company adopted FAS 123(R) using the modified prospective transition method. Under this method, compensation cost recognized in 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

        As a result of adopting FAS 123(R), the Company's Earnings from operations and Net earnings for 2006 was $2.422 million ($0.05 per share) lower, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods.

        On June 2, 2004, 1,687,500 options were granted to officers at an exercise price of $1.16 per share. Stock compensation expense of $444,000 was recorded in June 2005 (the date an amendment to the stock option plan was approved by the Company's shareholders) and is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005.

        On September 28, 2005, 50,000 options were granted to a non-employee of the Company for services provided to the Company. Stock compensation expense of $138,000 is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005.

Derivative Financial Instruments

        The Company determined that its original long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes and are recorded on the balance sheet at fair value at December 31, 2005 and 2004. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company's derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

uranium sales contracts. See Footnote 5 "Contract Commitments—Sales Contracts" for discussion of renegotiated sales contracts.

        In March 2006 we entered into a new contract with Itochu Corporation ("Itochu") and a new contract with UG U.S.A., Inc. ("UG") that supersede the prior contracts. Each of the new contracts calls for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are discussed in Footnote 5. "Contract Commitments—Sales Contracts". The Company has determined that the terms of the amended contracts substantially eliminate their qualification as derivatives.

        We recorded a gain on derivatives in 2006 of $34.8 million compared to a loss of $30.9 million in 2005. The gain in 2006 resulted from changes in the contract terms of long-term uranium sales contracts that were finalized in March 2006.

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

        The Company has outstanding surety bonds issued on its behalf by USF&G at December 31, 2007 and 2006. The Company has deposited funds collateralizing a portion of these bonds. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, the Company would be obligated to pay USF&G for its expenditures in excess of the collateral. See

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Footnote 2 "Summary of Significant Accounting Policies—Restoration and Reclamation Costs" for further discussion.

Impact of Recent Accounting Pronouncements

        Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a common definition for the measurement of fair value for use in applying generally accepted accounting principles in the United States of America and in preparing financial statement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157, on January 1, 2008, and it is not expected to have a material impact on our financial condition, results of operations or cash flows.

        Fair Value Option for Financial Assets and Liabilities.    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the effect of the adoption and implementation of SFAS No. 159, which is not expected to have a material impact on our financial condition, results of operations or cash flows.

        Business Combinations.    In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity's deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

        Noncontrolling Interests in Consolidated Financial Statements.    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.

3. LIQUIDITY

        The Company's generated cash from operations for the year ended December 31, 2007 of $11.3 million. The Company's net cash used in operations for the years ended December 31, 2006 and 2005 was $2.2 million and $1.7 million, respectively.

        As of December 31, 2007, the Company had $9.3 million in cash. We will require additional financing beyond cash on hand and cash generated from operations in 2008 in order to implement our plans to acquire Rio Algom Mining LLC, evaluate and develop our New Mexico properties and extend Texas production at a rate of 400,000 to 450,000 pounds per year beyond 2008. We are currently engaged in active negotiations to acquire properties in South Texas with known quantities of uranium that could continue production at the above rate through 2011. These acquisitions will require additional funding.

        The cash generated from operations in 2008 will depend on meeting our production targets by bringing on and efficiently producing new wellfields at the Kingsville Dome, Vasquez and Rosita projects as well as the sales price for uranium delivered under our long-term contracts. Our cash position as of December 31, 2007, was $9.3 million and $5.5 million at February 29, 2008. The decline in our cash position in 2008 was caused by reduced production which resulted in less cash receipts for the period while our wellfield and plant capital costs, being primarily fixed continued at consistent levels. We expect production in the first quarter of 2008 to be in the 60,000 to 70,000 pound range, with production significantly increasing in the second quarter and total production for 2008 to be in the 400,000 to 450,000 range.

4. URANIUM PROPERTIES

Property, Plant and Equipment

	Property, Plant and Equipment Balances (net) At December 31,
	2007	2006
Uranium plant	$8,396,000	$7,052,000
Uranium wellfield development	9,675,000	5,128,000
Permits and licenses	2,291,000	1,970,000
Mineral rights	3,001,000	1,081,000
Evaluation and delineation	2,743,000	423,000
Vehicles/depreciable equipment	2,721,000	1,402,000
Other	1,307,000	1,140,000

Total	$30,134,000	$18,196,000

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

4. URANIUM PROPERTIES (Continued)

Property Realizability

  Uranium Properties

        The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected uranium prices, production levels and operating costs of production and capital, based upon the projected remaining future uranium production from each project. The Company's estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

        The Company recorded an impairment and reduced the carrying value of its uranium properties by $651,000 and $3,260,000 in 2007 and 2006, respectively. No impairment was recorded in 2005.

Kingsville Dome Property

        The Kingsville Dome property consists of mineral leases from private landowners on about 2,354 gross and net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25% to 9.375%. The leases have expiration dates ranging from 2000 to 2007. With a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of an annual per acre royalty ranging from $10 to $30. In 2006, the Company began production from new production areas and extended offers to pay a 6.25% royalty if certain landowners would ratify mineral leases covering these properties. At December 31, 2007 approximately 50% of the ownership interest of the minerals had ratified the leases. The Company had recorded royalty expense and accrued a royalty obligation equal to applicable to the entire mineral interest. At December 31, 2007, the Company has made the decision to rescind the offer for all production sold in 2007. As a result, the Company has recorded a reduction in royalty expense and a reduction in the amount of royalty payable contingency that was recorded at September 30, 2007 of $453,000. The will continue to maintain it's offer to pay the additional royalty for all uranium produced and sold form the property occurring after the ratification of the lease agreements. This may increase the effective royalty amount attributable for certain future production up to approximately 12.5%.

        The net carrying value of the property was approximately $13,753,000 at December 31, 2007. Such assets consisted of mineral rights ($658,000), permits/licenses ($344,000), plant buildings/uranium processing/drying facilities ($4,921,000), wellfield development ($6,283,000) and restoration and other equipment ($1,547,000). The net carrying value of the property was approximately $10,017,000 at December 31, 2006. Such assets consisted of mineral rights ($386,000), permits/licenses ($556,000), plant buildings/uranium processing/drying facilities ($4,115,000), wellfield development ($4,169,000) and restoration and other equipment ($792,000).

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

4. URANIUM PROPERTIES (Continued)

Vasquez Property

        The Company has a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The term expires in February 2008. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

        The net carrying value of the property was approximately $1,318,000 at December 31, 2007. Such assets consisted of mineral rights ($32,000), permits/licenses ($3,000), wellfield development ($255,000), plant buildings/uranium processing/drying facilities ($355,000) and restoration and other equipment ($673,000). The net carrying value of the property was approximately $1,580,000 at December 31, 2006. Such assets consisted of mineral rights ($51,000), permits/licenses ($15,000), wellfield development ($426,000), plant buildings/uranium processing/drying facilities ($784,000) and restoration and other equipment ($304,000).

Rosita Property

        The Company holds several lease holdings in a uranium prospect ("Rosita") in Duval County, Texas. The Company has produced over 3 million pounds of uranium from this property in the early to mid 1990's but the property was placed on stand-by in 1999 because of low uranium prices. With the significant increase in uranium prices the company has made significant capital expenditures at the Rosita project in 2007 and is anticipating production to resume in the second quarter of 2008.

        Cost of uranium sales in 2007, 2006 and 2005 in the Consolidated Statements of Operations includes $336,000, $64,000 and $83,000, respectively of costs incurred to maintain the facility while Rosita was on standby and not in production.

        The net carrying value of the property at December 31, 2007 was approximately $7,501,000. Such assets consisted of mineral rights ($774,000), permits/licenses ($82,000), plant buildings/uranium processing/drying facilities ($3,120,000), wellfield development ($3,138,000) and other equipment of ($387,000). The net carrying value of the property at December 31, 2006 was approximately $3,089,000. Such assets consisted of mineral rights ($63,000), permits/licenses ($67,000), plant buildings/uranium processing/drying facilities ($2,154,000), wellfield development ($535,000) and other equipment of ($270,000).

South Rosita

        In the fourth quarter of 2005, the Company entered into leases on approximately 1,300 acres in Duval County near its Rosita property. Evaluation of the uranium mineralization of this property began in 2006 and continued in 2007.

        The net carrying value of the property at December 31, 2007 was approximately $2,167,000. Such assets consisted of mineral rights ($345,000), permits/licenses ($151,000) and evaluation costs ($1,671,000). The net carrying value of the property at December 31, 2006 was approximately $757,000. Such assets consisted of mineral rights ($247,000), permits/licenses ($122,000) and evaluation costs ($388,000).

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

4. URANIUM PROPERTIES (Continued)

Church Rock Properties

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

        Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties was $1,315,000 and $810,000 at December 31, 2007 and 2006, respectively and the assets consisted of mineral rights and permitting/licensing costs.

Crownpoint Property

        The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Church Rock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 619 gross and 521.8 net acres.

        The net carrying value of these properties was $775,000 and $610,000 at December 31, 2007 and 2006, respectively, and consisted primarily of mineral rights, permits/licenses and plant buildings and equipment.

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

        The Roca Honda property lies about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. We also own 36 unpatented mining claims encompassing approximately 640 acres that are adjacent to the fee land. The net carrying value of the properties was $230,000 and $65,000 at December 31, 2007 and 2006, respectively.

RAML Acquisition

        On October 12, 2007, the Company finalized a definitive agreement with Billiton Investment 15 B.V. ("BHP Billiton") to acquire 100% of the ownership of Rio Algom Mining LLC ("Rio Algom"). Under the agreement, URI will pay BHP Billiton $110 million in cash and assume certain retirement

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

4. URANIUM PROPERTIES (Continued)

benefits and reclamation liabilities of which up to $35 million will be pre-funded at closing. URI will also pay BHP Billiton an additional $16.5 million contingent upon the receipt of a license from the Nuclear Regulatory Commission (NRC) to construct and operate a conventional uranium mill. The contractual closing date of the transaction is on or before June 1, 2008 and is subject to customary closing conditions, financing and regulatory approvals.

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

        The Itochu Contract.    Under the Itochu contract all production from the Vasquez property will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37 and a ceiling of $46.50. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $43. On non-Vasquez production the price paid will be increased by 30% of the difference between actual spot price and the $43 ceiling up to and including $50 per pound. If the spot price is over $50 per pound the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month's notice.

        In December 2005 we entered into a joint venture with Itochu to develop our Church Rock property in New Mexico. See "Joint Venture for Church Rock Property." Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, which was completed at the end of 2006. If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess over $43 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward. The parties expect to make the preliminary investment decision the first week of May 2007.

        The UG Contract.    Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of Uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG's agreement to restructure its previously existing contract, we paid UG $12 million in cash with funds raised in our equity offering completed in April 2006.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

5. CONTRACT COMMITMENTS (Continued)

Derivative Financial Instruments

        The Company determined that its long-term uranium sales contracts in effect prior to March 2006 met the definition of derivative financial instruments for financial statement reporting purposes. Each of these contracts were amended in March 2006.

        Both of the amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and is does not obligate the Company to deliver any uranium in excess of it's production. The Company has determined that at March 31, 2006 the terms of the amended contracts eliminated their qualification as derivatives and therefore, as of May 2006, are not required to be valued at fair value. The amendment to these contracts resulted in a gain on derivatives recorded to the consolidated statements of operations of $34.3 million and $527,000 in the first and second quarters of 2006, respectively. At December 31, 2007, no derivative positions are outstanding.

        Changes in the Company's derivatives represent non-cash charges to earnings for the present value of the loss the Company would have incurred in the event it was required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts. The Company has not entered into any hedge transactions with respect to its uranium sales contracts.

6. LONG-TERM DEBT

Convertible Notes

        In 2000, the Company issued a $135,000 Convertible Note due July 17, 2005 in settlement of certain outstanding claims. Interest of 6% per annum was due at maturity. The Company could prepay the Note at any time and the holder of the Note had the right to convert all principal and accrued interest into shares of the Company's Common Stock at a conversion price of $3.00 per share. In the third quarter of 2005, the maturity was extended to July 17, 2006, and the accrued and unpaid interest of $40,833 was added to the principal of the Convertible Note. The conversion price was reduced to $1.76 per share. In connection with these amended terms, the Company recorded interest expense of approximately $56,000 in 2005 related to the beneficial conversion terms of the modified Note. In March 2006, all of the principal and accrued interest ($182,900) under the note were converted into 103,896 shares of the Company's Common Stock.

        On March 28, 2005 the Company borrowed $600,000 from five (5) shareholders of the Company, each of whom may be considered an affiliate. The Notes were unsecured, with a maturity date of March 24, 2006 and bore interest at the rate of 10% per annum. Each of the Notes carried conversion rights entitling the holder the right to convert the face value of the Note plus accrued interest into shares of common stock of the Company at a price equal to the share price the Company received under subsequent debt or equity offerings. In the fourth quarter of 2005 each lender elected to convert their note and accrued interest into common stock of the Company. A total of 314,166 shares were issued at a share price of $2.00 per share.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

6. LONG-TERM DEBT (Continued)

Summary of Long-Term Debt

	At December 31,
	2007	2006
Long-term debt of the Company consists of:
Crownpoint property	$450,000	$450,000
Capital leases	389,281	387,495
	839,281	837,495
Less—Current portion	210,616	201,804

Total long-term debt	$628,665	$635,691

        Maturities of long-term debt and capital leases are as follows:

For the Twelve Months Ended:	Long-Term Debt	Capital Leases
December 31, 2008	$—	$210,616
December 31, 2009	—	100,665
December 31, 2010	—	52,000
December 31, 2011	—	26,000
December 31, 2012 and beyond	450,000	—

Totals	$450,000	$389,281
Less amounts representing imputed interest		(58,000)

Present value of future payments		$331,281

7. RELATED-PARTY TRANSACTIONS

        On November 1, 2007, the Company's Compensation Committee authorized compensation to Leland O. Erdahl, a director of the Company, for his role as financial advisor to the Chief Executive Officer, consisting of (i) an option to Mr. Erdahl to purchase 12,000 shares (the "Option") under the 2004 Directors Stock Option Plan and (ii) a stipend of $10,000 per month effective May 1, 2007 (the "Stipend"). It was determined that the grant of this stock option created the circumstance that Mr. Erdahl no longer met the qualifications of an independent director under NASDAQ rules. Mr. Erdahl, the Compensation Committee of the Board of Directors and the Board of Directors agreed to rescind the stock option grant. On December 20, 2007, the Compensation Committee of the Board of Directors and the Board of Directors acted and rescinded the stock option grant made to Mr. Erdahl on November 1, 2007 and also terminated the Stipend effective immediately for periods after December 20, 2007. No shares of common stock were issued in connection with the stock option grant. The Compensation Committee and the Board of Directors also adopted a resolution that no stock option grants would be made to Mr. Erdahl until the next compensation year of the Company, that is, the twelve months ending December 31, 2008 resulting in Mr. Erdahl maintaining his qualification as an independent director.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

7. RELATED-PARTY TRANSACTIONS (Continued)

        In April 2007, the Company issued a total of 69,187 shares of Common Stock (at prices ranging from $0.16 per share to $1.80 per share, the weighted average exercise price was $1.11 per share) to a non-employee director of the Company upon his election to exercise stock options under the terms of the Company's Directors' stock option plans.

        In April/May 2007, the Company issued a total of 287,499 shares of Common Stock (225,000 shares at $0.80 per share and 62,499 shares at $2.80 per share) to executive officers of the Company upon their election to exercise stock options under the terms of the Company's stock option plans.

        In the second quarter of 2006, the Company issued a total of 162,500 shares of Common Stock (100,000 shares at $0.80 per share and 62,500 shares at $2.80 per share) to executive officers of the Company upon their election to exercise stock options under the terms of the Company's stock option plans.

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

        On March 28, 2005 the Company borrowed $600,000 pursuant to a Note Purchase Agreement dated March 24, 2005. The lenders were five (5) shareholders of the Company, each of whom may be considered an affiliate. In the fourth quarter of 2005 each lender elected to convert their note and accrued interest in common stock of the Company. A total of 314,166 shares were issued at a share price of $2.00 per share in connection with the conversion of the Notes.

        In January 2005, the Company issued a total of 56,250 shares of Common Stock at $0.80 per share to a former director and holder of in excess of 5% of outstanding common shares of the Company upon his election to convert deferred compensation.

8. SHAREHOLDERS' EQUITY (DEFICIT)

Reverse Stock Split

        On March 29, 2006 the Company's Board of Directors declared a 1 for 4 reverse stock split for shareholders of record on April 10, 2006. The split was approved by shareholders at the 2005 Annual Meeting of Shareholders.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

8. SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

Equity Infusions

        In 2006 and 2005 the Company sold shares of common stock in the following private placements:

Date	Price per Share	Amount	Shares Issued
April 2006	$4.90	$49,981,504	10,200,307
August 2005	$2.00	$12,000,000	6,000,000
May 2005	$1.80	$1,499,999	833,333

        In connection with the April 2006 placement the Company paid a fee of $1,449,445 in cash and issued 306,009 shares of Common Stock to a placement agent. In connection with the August 2005 placement the Company paid a fee of $336,000 in cash and 112,000 shares of Common Stock to a placement agent.

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

Common Stock Issued Upon Conversion of Options and Deferred Compensation

        In 2007, the Company raised $983,000 of equity through the issuance of 513,790 shares of Common Stock of the Company upon the exercise of outstanding stock options.

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

Stock Options

Employee Stock Options

        The Company has two stock Incentive Plans for Employees, both of which were approved by the Company's shareholders.

        At December 31, 2007 there were outstanding under the 1995 Stock Incentive Plan (the "1995 Plan") options for the purchase of 2,235,572 shares of Common Stock with exercise prices ranging from $0.76 to $11.75 per share. No new options may be granted under the 1995 Plan.

        Under the Company's 2004 Stock Incentive Plan (the "2004 Plan") a total of 1,750,000 shares may be issued upon exercise of options granted under the 2004 Plan. At December 31, 2007 there were outstanding under the 2004 Plan options for the purchase of 1,584,959 shares of Common Stock at exercise prices ranging from $2.96 to $5.19 per share. At December 31, 2007, 30,500 shares were available for future grants under the 2004 Plan.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

8. SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

        Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years.

Directors Stock Options

        On June 19, 2001, the Company granted to certain outside directors options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $0.88 per share. All such options were immediately exercisable and will expire June 19, 2011 or 30 days after the holder ceases to be a director of the Company or one year after such holder's death, whichever occurs first. Of these options 25,000 were exercised in April 2007, 25,000 were cancelled in 2006 and 25,000 remain eligible for exercise at December 31, 2007.

        On June 2, 2004 the Company adopted the 2004 Directors' Stock Option Plan (the "2004 Directors' Plan"). Under the 2004 Directors' Plan, each non-employee director on the date the Plan was adopted was granted an option to purchase 75,000 shares of Common Stock. Each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase 25,000 shares of Common Stock and, each Non-Employee Director shall be granted an option to purchase 25,000 shares either, (a) upon his or her reelection at an annual meeting of the Company's stockholders or (b) in any calendar year in which an annual meeting of shareholders is not held, on June 1 of such year.

        In June 2006, the Directors' Stock Option Plan was amended to increase the initial grants and the annual reelection grants to non-employee Directors to 50,000 shares of Common Stock. The 2004 Directors' Plan replaces an earlier plan that expired in 2004. At December 31, 2007, there were outstanding options for the exercise of 1,063 shares under the old plan.

        In April 2007, an option to purchase 100,000 shares of the Company's Common Stock was granted to Terence J. Cryan, a non-employee director of the Company at an exercise price of $9.25 per share. Such grant was subject to shareholder approval of an amendment to the 2004 Directors' Plan which was received at the July 2007 annual shareholders meeting.

        At the July 2007 annual meeting of the shareholders, each of the non-employee directors of the Company (Leland O. Erdahl, George R. Ireland and Terence J. Cryan) was granted an option under the 2004 Directors Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $11.32 per share. Also in July 2007 an option to purchase 50,000 shares of the Company's Common Stock was granted to Marvin K. Kaiser, a new non-employee director of the Company at an exercise price of $11.32. The non-employee directors hold options covering 606,250 shares under the 2004 Directors' Plan at December 31, 2007. At December 31, 2007, 600,000 shares were available for future grants under the 2004 Directors' Plan.

        At the June 2006 annual meeting of the shareholders, each of the non-employee directors of the Company (Leland O. Erdahl and George R. Ireland) was granted an option under the 2004 Directors Plan to purchase 25,000 shares of the Company's common stock at an exercise price of $5.15 per share. In June and October 2006 options to purchase 50,000 shares of the Company's Common Stock were granted to two new non-employee directors of the Company (David N. Clark in June and Terence J. Cryan in October) at exercise prices of $5.13 and $2.97, respectively.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

8. SHAREHOLDERS' EQUITY (DEFICIT) (Continued)

Options Issuable for Deferred Compensation

        The Company has a 1999 Deferred Compensation Plan (the "1999 Plan") and Deferred Compensation Plans for 2000-2001, 2002, 2003 and 2004 (the "2000-2004 Plans") whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2004.

        Under the 1999 Deferred Compensation Plan (the "1999 Plan"), executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of approximately $242,000 was deferred under the 1999 Plan of which $133,450 was paid by issuing 88,965 shares of Common Stock at $1.50 per share. As of December 31, 2007, approximately $108,000 remains outstanding as deferred compensation under the 1999 Plan.

        Under the 2000-2004 Plans, the executive officers and directors were permitted to defer up to 100% of their 2000, 2001, 2002, 2003 and 2004 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.80 per share. A total of $829,000 was deferred under the 2000-2004 Plans of which $95,300 was paid in 2004 by issuing 119,125 shares of Common Stock at $0.80 per share. As of December 31, 2007, approximately $681,000 remains outstanding as deferred compensation under the 2000-2004 Plans.

        In December 2005, the 1999 Plan and the 2000-2004 Plans were amended, extending the election of the participants under the plans to receive their deferred compensation until January 11, 2011. All of the participants with accrued deferred compensation at December 2005 elected to defer their election to such date.

9. STOCK-BASED COMPENSATION PLANS

  Adoption of SFAS 123(R)

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarter ended March 31, 2006 and beyond includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

        The adoption of SFAS 123(R) resulted in stock compensation expense for the year ended December 31, 2007 and 2006 of $4,047,000 and $2,422,000, respectively, to general and administrative

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

9. STOCK-BASED COMPENSATION PLANS (Continued)

expenses. The Company has not recognized a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

        The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2007 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending December 31, 2007.

        A total of 300,000 new option grants were made to the non-employee directors of the Company in April 2007 (100,000 shares) and July 2007 (200,000 shares) at grant prices of $9.25 and $11.32 per share, respectively.

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

  Stock Options as of December 31, 2007

        The Company has four stock option plans as summarized under Footnote 8 "Shareholders Equity-Stock Options." The following table summarizes stock options outstanding and changes during the year ended December 31, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January. 1, 2007	4,725,209	$2.44
Granted	300,000	$10.63
Exercised	(513,790)	$1.91
Canceled or forfeited	(58,575)	$14.96

Options outstanding at December 31, 2007	4,452,844	$2.88	7.24	$42,768,000

Options exercisable at December 31, 2007	3,198,262	$2.28	6.87	$32,609,000

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $5,429,000, $793,000 and $0, respectively.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

9. STOCK-BASED COMPENSATION PLANS (Continued)

        Shares available for grant under the Plans as of December 31, 2007 were 630,500.

        Stock options outstanding and currently exercisable at December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	2,235,572	6.25	$1.48	1,805,157	$1.44
2004 Employee Incentive Plan	1,584,959	8.20	3.41	1,185,792	3.32
Directors Stock Option Plan	1,063	2.21	4.49	1,063	4.99
2004 Directors Plan	606,250	8.58	6.70	181,250	4.13
Other	25,000	3.50	0.88	25,000	0.88

	4,452,844	7.24	$2.88	3,198,262	$2.28

        Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2007 was approximately $3.8 million, which is expected to be recognized over a weighted average period of approximately 2 to 3 years.

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

Year Ended December 31, 2005
Net Loss: As reported	$(35,086,678)
Pro forma stock based compensation costs under the fair value method, net of tax	(430,255)

Pro forma	$(35,516,933)
As reported	$(0.96)
Basic EPS: Pro forma	$(0.96)
As reported	$(0.96)
Diluted EPS: Pro forma	$(0.96)

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

        Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2007: fair market value: $11.32, expected volatility of 148% and risk-free interest rate of 4.625%. An

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

9. STOCK-BASED COMPENSATION PLANS (Continued)

expected life of 9.62 years was used for the options granted. The weighted average fair value of the options granted in 2007 was $11.32.

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

        On June 2, 2004, 1,687,500 options were granted to officers at an exercise price of $1.16 per share. Stock compensation expense of $444,000 was recorded in June 2005 (the date an amendment to the stock option plan was approved by the Company's shareholders) and is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005. On September 28, 2005, 50,000 were granted to a non-employee of the Company for services provided to the Company. Stock compensation expense of $138,000 is reflected in the Consolidated Statements of Operations under general and administrative expenses for the year ended December 31, 2005.

        Additional details about the options granted under the stock option plans are as follows:

Date of Grant	Exercise Price	Options Granted	Options Available for Exercise	Options Exercised	Options Canceled	Options Outstanding
Balances at December 31, 2004		3,782,618	2,247,118	674,276	508,936	2,599,406

June 1, 2005	$1.80	50,000	18,750	6,250	—	43,750
September 28, 2005	$2.80	300,000	112,500	124,999	—	175,001
October 6, 2005	$3.12	262,500	76,561	89,063	43,750	129,687

Balances at December 31, 2005		4,395,118	2,454,929	894,588	552,686	2,947,844

June 1, 2006	$5.15	50,000	12,500	—	—	50,000
June 6, 2006	$5.13	50,000	12,500	—	—	50,000
October 3, 2006	$2.97	850,000	545,833	—	—	850,000
November 8, 2006	$5.19	295,000	97,500	35,000	30,000	230,000

Balances at December 31, 2006		5,640,118	3,123,262	929,588	582,686	4,127,844

April 10, 2007	$9.25	100,000	50,000	—	—	100,000
July 12, 2007	$11.32	200,000	—	—	—	200,000

Balances at December 31, 2007		5,940,118	3,173,262	929,588	582,686	4,427,844

        The exercise price for the options granted under the plans is the fair market value of the Common Stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years. The weighted average fair value of options granted in 2007, 2006 and 2005 was $10.63, $3.67 and $3.08, respectively.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

10. FEDERAL INCOME TAXES

        The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2007	2006	2005
Property development costs—net of amortization	$8,407,000	$8,883,000	$7,552,000
Accelerated depreciation	(90,000)	28,000	62,000
Restoration reserves	(194,000)	1,106,000	1,087,000
Derivative valuation allowance	—	—	15,919,000
Net operating loss and percentage depletion carryforwards	21,661,000	20,302,000	17,457,000
Valuation allowance and other—net	(29,784,000)	(30,319,000)	(42,077,000)

Total deferred income tax asset (liability)	$0	$0	$0

        Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2007		2006		2005
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax income (loss)	$1,077,534	—	$21,509,723	—	$(35,086,678)	—
Pretax income (loss) times statutory tax rate	366,000	(34)%	7,313,000	(34)%	(11,929,000)	(34)%
Increases (decreases) in taxes resulting from:
Change in valuation allowance	(366,000)	34%	7,313,000	34%	11,929,000	34%

Income tax benefit	$0	0%	$0	0%	$0	0%

        The Company's net operating loss carryforwards generated in 2007 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax ("AMT") rates imposed by the Tax Reform Act of 1986. It is assumed that these deferred tax assets will be realized at such rates.

        At December 31, 2007, approximately $62,338,000 of percentage depletion (available for regular tax purposes) had not been utilized to offset book income and is available to carry forward to future accounting periods.

        The Company also has available for regular federal income tax purposes at December 31, 2007 estimated net operating loss ("NOL") carryforwards of approximately $62,730,000 which expire primarily in 2008 through 2027, if not previously utilized. Following the issuance of the Company's

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

10. FEDERAL INCOME TAXES (Continued)

Common Stock in 2001, use of the Company's NOL will be severely limited on an annual and aggregate basis. For this reason, the NOL is not included as a deferred tax asset in the table above.

11. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

        Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2007	2006
Reserve for future restoration and reclamation costs (Asset Retirement Obligations), net of current portion of $1,125,000 and $1,520,000 in 2007 and 2006. (Note 2)	$2,808,099	$2,709,001
Royalties payable	500,000	500,000
Deferred compensation	789,228	789,228

	$4,097,327	$3,998,229

        The following table shows the change in the balance of the restoration and reclamation liability (Asset Retirement Obligation) during the years ended December 31, 2007 and 2006:

	December 31
	2007	2006
Reserve for future restoration and reclamation costs at January 1,	$4,229,193	$3,595,278
Additions	116,572	886,978
Changes in cash flow estimates	967,865	543,707
Costs incurred	(1,447,815)	(997,134)
Accretion expense	66,788	200,364

Reserve for future restoration and reclamation costs at December 31,	$3,932,603	$4,229,193

12. EARNINGS (LOSS) PER SHARE

        Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

12. EARNINGS (LOSS) PER SHARE (Continued)

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2007, 2006 and 2005.

	2007			2006			2005
	Net Income Attributed to Common Stock	Weighted- Average Shares	Per- Share Income	Net Income Attributed to Common Stock	Weighted- Average Shares	Per- Share Income	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per- Share Loss
Basic income (loss) per share	$1,077,534	52,118,851	$0.02	$21,509,723	48,338,172	$0.44	$(35,086,678)	36,644,468	$(0.96)
Effect of dilutive securities:
Stock options/warrants	—	3,962,451	—	2,081	3,221,695	$(0.02)	—	—	—

Diluted income (loss) earnings per share	$1,077,534	56,081,302	$0.02	$21,511,804	51,559,867	$0.42	$(35,086,678)	36,644,468	(0.96)

13. COMMITMENTS AND CONTINGENCIES

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

        In April 2006, the Company completed the sale of 10,200,307 shares of its Common Stock at $4.90 per share to accredited investors resulting in gross proceeds of approximately $50 million before expenses of the offering. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At December 31, 2007, the Company's registration statement was effective.

Kingsville Dome Contingent Royalty

        The Company accrued a royalty obligation from its production activities at the Kingsville Dome Project in 2007 from leases which have a 6.25% royalty and carry and additional 3.125% royalty payment to certain land owners of the property that have ratified lease agreements with the Company. Through the first nine months of 2007 we had recorded a contingent royalty obligation equal to an additional 3.125% royalty in anticipation of certain additional landowners ratifying the leases offered by the Company. At December 31, 2007, none of these additional leases have been ratified and the

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

13. COMMITMENTS AND CONTINGENCIES (Continued)

contingent liability and related royalty expense recorded for the first nine months of 2007 of approximately $453,000 was reversed.

Compensation Agreements

        The Company has entered into Compensation Agreements with Executive Officers of the Company that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for the Chairman and CEO of the Company and twenty-four months for the other officers, following such change in control. The Compensation Agreements provide that the executive's base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.

Legal Contingency

        On July 13, 2007, an employee of a drilling contractor engaged by the Company, was killed when the drill rig on which he was making repairs backed over him. His heirs have filed claims against the drilling company and us. Our insurance carrier is defending the matter on our behalf. We believe we have meritorious defenses to the claims and that, in any event, we have adequate insurance to cover the matter.

14. JOINT VENTURE FOR CHURCH ROCK PROPERTY

        In December 2006, HRI-Churchrock, Inc., a wholly owned subsidiary of the Company, entered into a Joint Venture with a wholly owned subsidiary of Itochu to develop jointly our Churchrock property in New Mexico, under which Itochu will fund all development costs, primarily through a debt facility that it will provide. Itochu and the Company will split the profits 50-50 and the Company will be the Managing Partner and receive a management fee. For revenues in excess of $30 per pound, the Company will receive additional payments under the joint venture. The Company estimates that the Churchrock property will yield about 12 million pounds of uranium. A feasibility study was completed and delivered at the end of 2006. Under the terms of the Joint Venture, both parties must make a Preliminary Investment Decision whether to move forward with the Joint Venture. The parties have agreed to extend that date until August 1, 2008. If a positive decision is made, Itochu will reimburse us for 50% of our permitting costs from November 1, 2005, through the completion of the feasibility study, up to a maximum contribution of $180,000. The parties will split costs incurred after completion of the feasibility study 50-50 until a final investment decision is made by the parties after receipt of necessary permits.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company's Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).
3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company's Form 8-K dated April 11, 2006, SEC File Number 000-17171 and as corrected in the Company's Form 8-K dated December 7, 2007).
3.2*	Restated Bylaws of the Company (filed with the Company's Form 8-K on April 14, 2005).
4.1*	Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).
10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00349 on January 22, 1996).
10.2*	Amended and Restated Employee's Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00403 on January 24, 1996).
10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company's Form SB-2 Registration No. 333-117653 on July 26, 2005).
10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).
10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).
10.7*	Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).
10.9*	License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company's Annual Report on Form 10-K dated June 30, 1997, SEC File Number 000-17171).
10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.16.1*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).
10.17*	2000-2001 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).
10.17.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company's Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).
10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company's Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).
10.24.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2002, Deferred Compensation Plan for 2003, and Deferred Compensation Plan for 2004 (filed with the Company's Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).
10.27.1*	Amendment No. 1 with UG U.S.A., Inc. dated August 30, 2004 to Exhibit 10.27 (filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).
10.27.2*	Amendment No. 2 with UG U.S.A., Inc. dated April 29, 2005 to Exhibit 10.27 (filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).
10.28*	Amended and Restated Uranium Supply Contract with Itochu Corporation dated June 7, 2005 (filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).
10.31*	Note Purchase Agreement dated March 24, 2005 and promissory notes issued thereunder (filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).
10.32*	Uranium Supply Contract with UG U.S.A., Inc. dated April 29, 2005 (filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).
10.33*	Uranium Supply Contract with Itochu Corporation dated June 15, 2005 (filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).
10.34*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company's Form 8-K dated August 12, 2005, SEC File No. 000-17171).
10.35*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company's Quarterly Report on Form 10-QSB/A dated November 18, 2005, SEC File No. 000-17171).
10.36*	Feasibility Study Funding Agreement between Itochu Corporation, Uranium Resources, Inc. and Hydro Resources, Inc. effective March 29, 2006 (filed with the Company's Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).

10.37*	Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006 (filed with the Company's Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).
10.38*	Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006 (filed with the Company's Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).
10.39*	Stock Purchase Agreement dated as of April 19, 2006, by and between Uranium Resources, Inc. and accredited investors (filed with the Company's Current Report on Form 8-K dated April 19, 2006, SEC File No. 000-17171).
10.40*	Limited Liability Company Agreement of Church Rock Venture LLC (filed with the Company's Current Report on Form 8-K dated December 5, 2006, SEC File No. 000-17171).
10.41*	Compensation Agreement dated March 12, 2007 between the Company and Craig S. Bartels (filed with the Company's Form 8-K dated March 13, 2007, SEC File No. 000-17171).
10.42*	Compensation Agreement dated March 12, 2007 between the Company and David N. Clark (filed with the Company's Form 8-K dated March 13, 2007, SEC File No. 000-17171).
10.43	Amended and Restated 2004 Directors' Stock Option Plan dated April 10, 2007 (filed with the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated April 11, 2007, SEC File No. 333-133960)
10.44	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company's Form 10-Q dated May 10,2007, SEC File No. 000-17171)
14*	Uranium Resources, Inc. Amended Code of Ethics for Senior Executives. (filed with the Company's Form 10-KSB dated March 30, 2004, SEC File No. 000-17171).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.