Form 10-K/A
period 2007-12-31
URANIUM RESOURCES INC /DE/
filed 2008-04-10
CIK 839470

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

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K/A report are incorporated by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders.

        This report on form 10-K/A is being filed to correct certain clerical errors included in the (i) "Summary of In-Place Non-Reserve Mineralized Material in New Mexico" and "Summary of In-Place Reserves in South Texas" located on pages 3 and 4 of this 10-K/A relating to the tonnage and grade disclosed, (ii) New Mexico Properties—General section located on page 33 of this 10-K/A relating to amounts expended on permitting, and (iii) Selected Financial Data—located on page 52 of this 10-K/A relating to the 2003 Gain (loss) per common share before cumulative effect of accounting change and Net earnings (loss) per common share.

URANIUM RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

i

ii

URANIUM RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

        The "Company" or "Registrant" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-K/A contains "forward-looking statements." These statements include, without limitation, statements relating to management's expectations regarding the Company's ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Risk Factors" beginning on page 15.

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

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED
MATERIAL IN NEW MEXICO

Property	Tonnage Millions	Grade Percent	Non-Reserve Mineralized Material Millions of Lbs U3O8
Mancos	5.2	0.11%	11.3
Church Rock	7.8	0.12%	18.6
Nose Rock	7.6	0.15%	21.9
West Largo	2.8	0.30%	17.2
Roca Honda	3.9	0.19%	14.7
Crownpoint	4.8	0.16%	15.3
Ambrosia Lake	0.71	0.17%	2.4

		Total	101.4

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

SUMMARY OF IN-PLACE RESERVES IN SOUTH TEXAS

Property	Tonnage Millions	Grade Percent	Proven Uranium Reserves Millions of Lbs U3O8 at 12/31/07
Kingsville Dome	0.278	0.088%	0.490
Vasquez	0.044	0.084%	0.074
Rosita	0.144	0.081%	0.234

		Total	0.798

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

Figure No. 2.6. Marshall Exploration Property

New Mexico Properties

        General.    We have various interests in properties located in New Mexico (Figure 2.7). We have fee lands, patented and unpatented mining claims, mineral leases and some surface leases. We have spent $12.5 million to date on permitting for New Mexico. Additional expenditures will be required and could be material. We are unable to estimate the amount. We expect that whatever is spent will occur over multiple years. See "Legal Proceedings" for a discussion of the current status of our license for New Mexico

Figure No. 2.7. Location of New Mexico Properties

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

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share and per pound amounts)
Uranium sales	$31,143	$8,581	$4,865	$1,009	$—
Cost of sales—operations	18,051	12,687	6,299	1,768	797
(Gain) loss on derivatives	—	(34,821)	30,975	13,112	2,734
Writedown of uranium properties and exploration expenses	999	3,495	0	46	341

Total cost of uranium sales	19,050	(18,639)	37,274	14,926	3,872

Gain (loss) from operations before corporate expenses	12,093	27,220	(32,409)	(13,917)	(3,872)
Corporate expenses	11,768	6,791	3,209	2,006	883

Gain (loss) from operations	325	20,429	(35,618)	(15,923)	(4,755)

Interest and other, net	753	1,081	531	58	244
Gain (loss) before accounting change	1,078	21,510	(35,087)	(15,865)	(4,511)
Cumulative effect of accounting change	—	—	—	—	1,447

Net earnings (loss)	$1,078	$21,510	$(35,087)	$(15,865)	$(3,064)

Gain (loss) per common share before cumulative effect of accounting change:
Basic	$0.02	$0.44	$(0.96)	$(0.55)	$(0.25)
Diluted	$0.02	$0.42	$(0.96)	$(0.55)	$(0.25)
Cumulative effect of accounting change per common share:
Basic	$—	$—	$—	$—	$0.08
Diluted	$—	$—	$—	$—	$0.08

Net earnings (loss) per common share:
Basic	$0.02	$0.44	$(0.96)	$(0.55)	$(0.17)

Diluted	$0.02	$0.42	$(0.96)	$(0.55)	$(0.17)

Weighted average common stock and equivalents outstanding:
Basic	52,119	48,338	36,644	28,725	18,194
Diluted	56,081	51,560	36,644	28,725	18,194
CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by (used in) operations	$11,294	$(2,215)	$(1,722)	$(2,541)	$(1,952)
Capital expenditures and investing activities	(22,908)	(31,906)	(6,364)	(4,777)	655
Financing activities	722	48,445	13,670	7,277	581

Net increase (decrease) in cash and equivalents	$(10,893)	$14,324	$5,584	$(41)	$(716)

Pounds of uranium produced	417	259	310	76	—
Pounds of uranium delivered	435	263	271	72	—
Average sales price per pound	$71.61	$32.63	$17.95	$13.95	—
Average cost of produced pounds sold	$33.21	$43.36	$20.32	$11.76	—
Royalties/commissions per pound sold	$6.98	$2.92	$1.31	$0.94	—

CONSOLIDATED BALANCE SHEET DATA

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Cash and cash equivalents	$9,284	$20,177	$5,853	$269	$310
Working capital	8,072	18,371	(16,370)	(5,650)	115
Net property, plant and equipment	30,611	18,196	8,689	4,308	684
Total assets	52,937	45,936	17,913	6,592	1,499
Unrealized loss on derivatives	—	—	46,821	15,846	2,734
Total debt	839	838	626	585	585
Total liabilities	10,060	9,167	53,903	21,884	8,299
Total shareholders' equity (deficit)	$42,877	$36,769	$(35,990)	$(15,293)	$(6,800)

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

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements on page F-8 of this Form 10-K/A. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

Date: April 9, 2008

URANIUM RESOURCES, INC.
By:	/s/ DAVID N. CLARK David N. Clark, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT Paul K. Willmott, Director and Chairman	April 9, 2008
/s/ DAVID N. CLARK David N. Clark Director, President and Chief Executive Officer	April 9, 2008
/s/ THOMAS H. EHRLICH, Thomas H. Ehrlich, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 9, 2008
/s/ LELAND O. ERDAHL Leland O. Erdahl, Director	April 9, 2008
/s/ GEORGE R. IRELAND George R. Ireland, Director	April 9, 2008
/s/ TERENCE J. CRYAN Terence J. Cryan, Director	April 9, 2008
/s/ MARVIN K. KAISER Marvin K. Kaiser, Director	April 9, 2008

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

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company's Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).
3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company's Form 8-K dated April 11, 2006, SEC File Number 000-17171 and as corrected in the Company's Form 8-K dated December 7, 2007).
3.2*	Restated Bylaws of the Company (filed with the Company's Form 8-K on April 14, 2005).
4.1*	Common Stock Purchase Agreement dated February 28, 2001 between the Company and Purchasers of the Common Stock of the Company (filed with the Company's Annual Report on Form 10-KA dated July 26, 2001, SEC File Number 000-17171).
10.1*	Amended and Restated Directors Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00349 on January 22, 1996).
10.2*	Amended and Restated Employee's Stock Option Plan (filed with the Company's Form S-8 Registration No. 333-00403 on January 24, 1996).
10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company's Form SB-2 Registration No. 333-117653 on July 26, 2005).
10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).
10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company's 10-QSB dated August 13, 2001, SEC File Number 000-17171).
10.7*	Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).
10.9*	License to Explore and Option to Purchase dated March 25, 1997 between Santa Fe Pacific Gold Corporation and Uranco, Inc. (filed with the Company's Annual Report on Form 10-K dated June 30, 1997, SEC File Number 000-17171).
10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).
10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.16.1*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).
10.17*	2000-2001 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).
10.17.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company's Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).
10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).
10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company's Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).
10.24.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2002, Deferred Compensation Plan for 2003, and Deferred Compensation Plan for 2004 (filed with the Company's Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).
10.27.1*	Amendment No. 1 with UG U.S.A., Inc. dated August 30, 2004 to Exhibit 10.27 (filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).
10.27.2*	Amendment No. 2 with UG U.S.A., Inc. dated April 29, 2005 to Exhibit 10.27 (filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).
10.28*	Amended and Restated Uranium Supply Contract with Itochu Corporation dated June 7, 2005 (filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on form SB-2 dated September 20, 2005, SEC File Number 333-125106).
10.31*	Note Purchase Agreement dated March 24, 2005 and promissory notes issued thereunder (filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, SEC File Number 000-17171).
10.32*	Uranium Supply Contract with UG U.S.A., Inc. dated April 29, 2005 (filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).
10.33*	Uranium Supply Contract with Itochu Corporation dated June 15, 2005 (filed with the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 dated September 20, 2005, SEC File Number 333-125106).
10.34*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company's Form 8-K dated August 12, 2005, SEC File No. 000-17171).
10.35*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company's Quarterly Report on Form 10-QSB/A dated November 18, 2005, SEC File No. 000-17171).
10.36*	Feasibility Study Funding Agreement between Itochu Corporation, Uranium Resources, Inc. and Hydro Resources, Inc. effective March 29, 2006 (filed with the Company's Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).

10.37*	Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006 (filed with the Company's Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).
10.38*	Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006 (filed with the Company's Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).
10.39*	Stock Purchase Agreement dated as of April 19, 2006, by and between Uranium Resources, Inc. and accredited investors (filed with the Company's Current Report on Form 8-K dated April 19, 2006, SEC File No. 000-17171).
10.40*	Limited Liability Company Agreement of Church Rock Venture LLC (filed with the Company's Current Report on Form 8-K dated December 5, 2006, SEC File No. 000-17171).
10.41*	Compensation Agreement dated March 12, 2007 between the Company and Craig S. Bartels (filed with the Company's Form 8-K dated March 13, 2007, SEC File No. 000-17171).
10.42*	Compensation Agreement dated March 12, 2007 between the Company and David N. Clark (filed with the Company's Form 8-K dated March 13, 2007, SEC File No. 000-17171).
10.43*	Amended and Restated 2004 Directors' Stock Option Plan dated April 10, 2007 (filed with the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated April 11, 2007, SEC File No. 333-133960)
10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company's Form 10-Q dated May 10,2007, SEC File No. 000-17171)
14*	Uranium Resources, Inc. Amended Code of Ethics for Senior Executives. (filed with the Company's Form 10-KSB dated March 30, 2004, SEC File No. 000-17171).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.