Form 10-Q
period 2008-03-31
URANIUM RESOURCES INC /DE/
filed 2008-05-12
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	52,305,129 as of May 9, 2008

URANIUM RESOURCES, INC.

2008 FIRST QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,238,557	$9,284,270
Receivables, net	2,314,123	2,652,574
Uranium inventory	840,197	748,452
Prepaid and other current assets	807,507	720,357
Total current assets	9,200,384	13,405,653

Property, plant and equipment, at cost:
Uranium properties	89,842,384	85,525,808
Other property, plant and equipment	924,917	821,811
Less-accumulated depreciation, depletion and impairment	(58,077,224)	(55,736,530)
Net property, plant and equipment	32,690,077	30,611,089

Other assets	2,961,707	2,837,064
Long-term investment:
Certificates of deposit, restricted	6,408,130	6,083,076
	$51,260,298	$52,936,882

The accompanying notes to financial statements are an integral part of these consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2008	December 31, 2007
	(Unaudited)
Current liabilities:
Accounts and short term notes payable	$1,903,613	$2,157,475
Current portion of restoration reserve	1,267,176	1,124,504
Royalties and commissions payable	940,639	1,131,636
Accrued interest and other accrued liabilities	636,632	709,400
Current portion of long-term debt	188,924	210,616
Total current liabilities	4,936,984	5,333,631

Other long-term liabilities and deferred credits	4,011,661	4,097,327

Long term capital leases, less current portion	167,391	178,665
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 1, 2 and 5)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2008—52,305,129; 2007—52,305,129	52,343	52,343
Paid-in capital	131,937,114	131,282,687
Accumulated deficit	(90,285,777)	(88,448,353)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	41,694,262	42,877,259
	$51,260,298	$52,936,882

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Uranium sales—	$5,731,538	$4,574,167
Total revenue	5,731,538	4,574,167
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	560,402	438,976
Operating expenses	2,127,139	1,787,063
Accretion/amortization of restoration reserve	206,988	170,180
Depreciation and depletion	1,930,581	1,487,049
Impairment of uranium properties	135,842	—
Exploration expenses	8,547	—
Total cost of uranium sales	4,969,499	3,883,268
Earnings from operations before corporate expenses	762,039	690,899

Corporate expenses—
General and administrative	2,701,807	2,212,092
Depreciation	34,213	21,162
Total corporate expenses	2,736,020	2,233,254
Loss from operations	(1,973,981)	(1,542,355)

Other income (expense):
Interest expense	(11,429)	(7,866)
Interest and other income, net	147,986	129,762

Net loss	$(1,837,424)	$(1,420,459)

Net loss per common share:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Weighted average common shares and common equivalent shares per share data:
Basic	52,305,129	51,795,006
Diluted	52,305,129	51,795,006

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net loss	$(1,837,424)	$(1,420,459)
Reconciliation of net earnings to cash provided by operations—
Accretion/amortization of restoration reserve	206,988	170,180
Depreciation and depletion	1,964,794	1,508,211
Impairment of uranium properties	135,842	—
Decrease in restoration and reclamation accrual	(250,986)	(330,720)
Stock compensation expense	654,427	773,672
Other non-cash items, net	23,212	152,738

Effect of changes in operating working capital items—
(Increase) decrease in receivables	338,451	(405,808)
Decrease in inventories	277,400	198,886
Increase in prepaid and other current assets	(187,152)	(132,793)
Increase (decrease) in payables, accrued liabilities and deferred credits	(517,627)	216,451
Net cash provided by operations	807,925	730,358

Investing activities:
Increase in certificates of deposit, restricted	(325,054)	(51,515)
Additions to property, plant and equipment—
Kingsville Dome	(2,159,188)	(1,763,946)
Vasquez	(152,520)	(248,952)
Rosita	(1,786,411)	(1,093,373)
Rosita South	(15,302)	(539,537
Churchrock	(75,064)	(211,389)
Crownpoint	(30,523)	(29,871)
Other property	(226,858)	(357,681)
Net cash used in investing activities	(4,770,920)	(4,296,264)

Financing activities:
Payments on borrowings	(82,718)	(68,158)
Issuance of common stock, net	—	17,760
Net cash used in financing activities	(82,718)	(50,398)
Net decrease in cash and cash equivalents	(4,045,713)	(3,616,304)
Cash and cash equivalents, beginning of period	9,284,270	20,176,771
Cash and cash equivalents, end of period	$5,238,557	$16,560,467

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Consolidated Financial Statements March 31, 2008 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2007 Annual Report on Form 10-K/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2008.

2.                                      DESCRIPTION OF BUSINESS

URI was organized in 1977 to mine uranium in the United States using the in situ recovery (“ISR”) mining process. From 1988 through 1999 we produced about 6.1 million pounds of uranium from two South Texas properties, 3.5 million pounds from Kingsville Dome and 2.6 million pounds from Rosita.  In 1999 we shut-in our production because of depressed uranium prices.  When uranium prices reached a level where it was prudent to commence operations, the company began producing at its Vasquez property in South Texas in the fourth quarter of 2004.  Production at Kingsville Dome began in the second quarter of 2006.  Our production since the fourth quarter of 2004 has been 1,145,400 pounds, 634,100 pounds from Vasquez and 511,300 from Kingsville Dome.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s activities for the next twelve months include certain discretionary expenditures that will require additional funding. Management believes that the cash balance of $5.2 million at March 31, 2008 and the cash expected to be provided through operations over the next year will be sufficient to maintain its liquidity for the next year.

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

During the first quarter of 2007, the Company entered into capital leases to acquire property, plant and equipment items including logging trucks and office computers and equipment totaling $96,000.  No additions to capital leases were made in the first quarter of 2008.  The outstanding balance of the capital leases was $356,000 at March 31, 2008.

4.                                      URANIUM PROPERTIES

Vasquez Project

The Vasquez project commenced production in the fourth quarter of 2004.  Since its start-up and through March 31, 2008, the project has produced 634,100 pounds of uranium. In the first quarter of 2008 we produced 4,300 pounds compared to 44,100 pounds produced from Vasquez in the first quarter of 2007.  In the first quarter of 2008 we incurred wellfield development expenditures of $153,000, primarily for development of new wellfields to bring on new production at Vasquez.  Such new production commenced in March 2008.  As production from depleted wellfields at Vasquez declines, restoration activities in those wellfields are being conducted.  During the first quarter of 2008, we determined the carrying value of the Vasquez project assets exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Such determination resulted in an impairment provision of approximately $136,000.

Kingsville Dome Project

Production from Kingsville Dome for the first quarter of 2008 and 2007 was 79,100 and 64,900 pounds, respectively.  During the first quarter of 2008, wellfield delineation and development work was ongoing on additional wellfields at Kingsville Dome, where $1.5 million of wellfield capital expenditures were made for wellfields that began production during the quarter and for future wellfields not yet on-line.  Total capital expenditures for Kingsville Dome for the first quarter of 2008 were $2.2 million for wellfield development, the construction of additional satellite plants and for wellfield evaluation and delineation of future wellfields.

Rosita

Capital expenditures for our Rosita project totaled $1.7 million in the first quarter of 2008.  These expenditures were made to upgrade the Rosita plant and elution circuit, the addition of another satellite plant, construction of a drying facility at Rosita and for wellfield development.  Production from Rosita is scheduled to commence mid-May 2008.

5.             CONTRACT COMMITMENTS

Amendment to Uranium Sales Contracts

In March 2006, we entered into a new contract with Itochu Corporation (“Itochu”) and a new contract with UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts.  Each of the new contracts provides for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are summarized below.

The Itochu Contract. Under the Itochu contract, all production from the Vasquez property will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37 and a ceiling of $46.50. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $43. On non-Vasquez production the price paid will be increased by 30% of the difference between actual spot price and the $43 ceiling up to and including $50 per pound. If the spot price is over $50 per pound the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.  To date, we have delivered 360,000 pounds to Itochu since the effective date of this contract.

In December 2005 we entered into a joint venture with Itochu to develop our Churchrock property in New Mexico.  Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, which was completed at the end of 2006. The parties have extended the preliminary investment decision until August 1, 2008.  If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess between $43 and $50 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.

The UG Contract. Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we paid UG $12 million in cash with funds raised in our equity offering completed in April 2006.  To date, we have delivered 332,000 pounds to UG since the effective date of this contract.

6.             STOCK BASED COMPENSATION

                Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made employees.

Stock Compensation Expense - SFAS 123(R)

Stock compensation expense for the three months March 31, 2008 and 2007 was $654,000 and $774,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2008 for the expected term. The expected term was estimated based on historical averages over the most recent periods ending March 31, 2008.

No stock option grants were made in the first quarter of 2008.

A total of 70,000 shares of restricted stock were granted in the first quarter of 2008.  Restricted share grants for 60,000 shares were made to a total of three non-executive employees on March 6, 2008. 30,000 of these shares vest ratably over five years and 30,000 shares vest ratably over four years.  Another 10,000 restricted share grant was made to an executive of the Company on March 24, 2008, these shares vest ratably over 5 years.  Restricted stock grants are valued using the fair market value of the stock on the date of grant. The Company recognized stock compensation cost for the restricted share grants of approximately $8,000 during the first quarter of 2008.  The total estimated unrecognized compensation cost form the unvested restricted shares was approximately $538,000 at March 31, 2008.

Stock Options as of the Three Months Ended March 31, 2008 and 2007

The following table summarizes stock options outstanding and changes during the three month period ended March 31, 2008:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at January 1, 2008	4,452,844	$2.88
Granted	—	—
Exercised	—	—
Canceled or forfeited	(46,000)	$8.54
Options outstanding at March 31, 2008	4,406,844	$2.82	7.02	$15,534,203

Options exercisable at March 31, 2008	3,167,262	$2.21	6.67	$12,146,358

Shares available for grant under the Stock Option Plans as of March 31, 2008 were 653,000.

Stock options outstanding and currently exercisable at March 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	2,212,072	6.06	$1.37	1,781,657	$1.30
2004 Stock Incentive Plan	1,562,459	7.94	3.39	1,178,292	3.30
Directors Stock Option Plan	1,063	1.96	4.99	1,063	4.99
2004 Directors Plan	606,250	8.33	6.70	181,250	4.13
Other	25,000	3.25	0.88	25,000	0.88
	4,406,844	7.02	$2.82	3,167,262	$2.21

Total estimated unrecognized compensation cost from unvested stock options at March 31, 2008 was approximately $3.029 million, which is expected to be recognized over a weighted average period of approximately 2-4 years.

Total estimated unrecognized compensation cost from unvested restricted stock grants at March 31, 2008 was approximately $538,000, which is expected to be recognized over a weighted average period of approximately 4-5 years.

7.             ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended March 31, 2008:

Reserve for future restoration and reclamation costs beginning of period	$3,932,603
Additions and changes in cash flow estimates	311,810
Costs incurred	(296,613)
Accretion expense	41,809
Reserve for future restoration and reclamation costs at end of period	$3,989,609

8.                                      SHAREHOLDERS’ EQUITY

The following table details the changes in shareholders equity for the quarter ended March 31, 2008:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2007	52,305,129	$52,343	$131,282,687	$(88,448,353)	$(9,418)
Net loss	—	—	—	(1,837,424)	—
Stock compensation expense	—	—	654,427	—	—
Balances, March 31, 2008	52,305,129	$52,343	$131,937,114	$(90,285,777)	$(9,418)

10.          IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recent Accounting Pronouncements

Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a common definition for the measurement of fair value for use in applying generally accepted accounting principles in the United States of America and in preparing financial statement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157, on January 1, 2008, and did not have a material impact on our financial condition, results of operations or cash flows. On February 8, 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB 157” (FSP 157-2) which partially deferred the provisions of FAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities.  Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets.  We are currently evaluating the impact that the adoption of SFAS 157 will have on our non-financial assets and liabilities in our consolidated financial statements.

Fair Value Option for Financial Assets and Liabilities.    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and we do not plan to implement the fair value option provided in SFAS No. 159.

Business Combinations.    In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

Noncontrolling Interests in Consolidated Financial Statements.    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.

Derivative Instruments and Hedging Activities.    In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The standard is effective for our fiscal year and interim periods within such year, beginning January 1, 2009, with early application encouraged. The impact from this standard is not expected to have a material impact on our current disclosures.

11.          EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 3,804,578 were excluded from the calculation of earning per share because they were anti-dilutive due to our net loss position for the quarter ended March 31, 2008.

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

Financial Condition and Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Production and production costs.  In the first quarter of 2008, we produced 83,400 pounds.  The Vasquez project produced 4,300 pounds and Kingsville Dome produced 79,100 pounds.  Production in the first quarter of 2007 was 109,000; 44,100 from Vasquez and 64,900 from Kingsville Dome.  The following table details our production and production cost breakdown for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Vasquez production	4,300	44,100

Kingsville Dome production	79,100	64,900

Total production	83,400	109,000

Total operating costs	$1,912,000	$1,589,000
Per pound operating costs	$22.94	$14.57
Total deprec. and depletion costs	$2,238,000	$2,167,000
Per pound DD&A cost	$26.85	$19.87
Total production cost	$4,150,000	$3,756,000
Production cost per pound	$49.78	$34.44

Total operating costs, total depreciation and depletion costs and total production costs incurred for the periods presented above differ from the cost of uranium sales recorded in consolidated statements of operations because of changes in the amounts recorded to inventory for the same periods.  The cost of uranium sales includes the sales of uranium inventory on hand at the beginning of the period and does not include certain uranium produced during the period that was not sold at period end.

Reconciliation of production costs to cost of uranium sales:

	Three Months Ended March 31,
	2008	2007
Operating costs	$1,912,000	$1,589,000
Change in uranium inventory	216,000	198,000
Operating expense for uranium production sold	$2,127,000	$1,787,000
Depreciation and depletion costs	$2,238,000	$2,167,000
Change in uranium inventory	(307,000)	(680,000)
Depreciation and depletion for uranium production sold	$1,931,000	$1,487,000
Total production costs	$4,150,000	$3,756,000
Change in uranium inventory	(92,000)	(482,000)
Direct cost of uranium production sold	$4,058,000	$3,274,000

Uranium Sales.  In the first quarter of 2008, we sold 81,100 pounds generating revenue of $5.732 million ($70.66 per pound), compared with sales of 79,700 pounds in the same period of 2007 for revenue of $4.574 million ($57.41 per pound).  The increase in sales revenue was the result of both the modest increase in pounds sold, but more significantly from higher prices we received under new contracts as a result of higher uranium prices in the first quarter 2008 compared to the prior year’s quarter.

Cost of Uranium Sales.  Our cost of uranium sales from the sale of produced uranium in the first quarter of 2008 was $5.0 million compared with $3.9 million in the same period of 2007.  Total cost of uranium sales includes royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses and amortization of our restoration and reclamation cost estimates.  The following table details the direct cost of uranium sales and royalties and commissions breakdown for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Total pounds sold	81,100	79,700
Total operating expenses	$2,127,000	$1,787,000
Per pound operating expense	$26.22	$22.42
Depreciation and depletion	$1,931,000	$1,487,000
Per pound DD&A expense	$23.80	$18.66
Direct cost of uranium production sold	$4,058,000	$3,274,000
Direct cost of sales per pound	$50.02	$41.08

Royalties and commissions	$560,000	$439,000
Royalties and commissions per pound	$6.91	$5.51

We saw an increase in our overall production costs in the first quarter of 2008 compared to 2007. The 2008 production from Kingsville Dome was sourced from wellfields in their latter stages of production as well as from new less prolific wellfields compared to our production from Kingsville Dome in 2007. These changes resulted in an increase in our costs. Also contributing to higher costs in 2008 was initial production from a new wellfield at Vasquez, which began production in March 2008. Historically Vasquez has had lower recovery factors than Kingsville Dome and this factor has contributed to increased operating and capital costs. Our average cost of pounds sold in the first quarter of 2008 was $50.02 per pound with Kingsville Dome production contributing approximately 95% and Vasquez pounds totaling approximately 5% of total pounds sold during the quarter.  Our cost of sales for the current quarter also included stand-by costs at Vasquez and Rosita of approximately $425,000 ($5.24 per pound) associated with pre-operating activities and depreciation at these projects in advance of the start-up of new wellfields at each location.

We expect overall production costs to increase in 2008 compared to 2007. Our 2008 production from Kingsville Dome will be sourced from less prolific wellfields compared to the production in 2007. This is expected to result in an increase in both operating and capital costs as a result of each production well projecting fewer pounds per well. Also contributing to higher costs in 2008 will be the projected production increase from our Vasquez project. Historically this project has had lower recovery factors than Kingsville Dome and this factor is expected to contribute to increased production costs when compared to our 2007 costs.

Royalties and Commissions.    During the first quarter of 2008, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $560,000, representing 9.8% of sales. During the first quarter of 2007, royalties and commissions for Vasquez and Kingsville Dome production sold were $439,000, or 9.6% of sales.

Operating Expenses.    During the first quarter of 2008, operating expenses for Vasquez and Kingsville Dome production sold was $2.201 million. During this period we incurred approximately $425,000 of stand-by costs related to our Vasquez and Rosita projects with such costs charged to operations. During the first quarter of 2007, operating expenses for Vasquez and Kingsville Dome production sold was $1.787 million. In the first quarter of 2007 we incurred $14,000 of stand-by costs at the Rosita project; such costs were charged to operations.

Depreciation and Depletion.    During the first quarter of 2008, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $1.931 million. During the same period in 2007, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $1.487 million.

Impairment of Uranium Properties.    During the first quarter of 2008, we determined the carrying value of the Vasquez project assets exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Such determination resulted in an impairment provision related to the Vasquez project assets of approximately $136,000.

Accretion and Amortization of Future Restoration Costs.    Accretion and amortization of future restoration costs in the first quarter of 2008 and 2007 was $207,000 and $170,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $2.7 million and $2.2 million, respectively in the three months ended March 31, 2008 and 2007.

Significant expenditures for general and administrative expenses for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended March 31,
	2008	2007
Stock compensation expense	$654,000	$774,000
Salaries and payroll burden	840,000	551,000
Legal, accounting, public company expenses	283,000	416,000
Insurance and bank fees	143,000	110,000
Consulting and professional services	501,000	190,000
Office expenses	175,000	89,000
Travel and other expenses	106,000	82,000
Total	$2,702,000	$2,212,000

The non-cash compensation expense recorded for the quarter ended March 31, 2008 and 2007 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company’s stock option and restricted stock grants.

Salary and payroll costs increases for the three months presented resulted primarily from 18 additional salaried positions primarily in South Texas and New Mexico in the first quarter of 2008 compared to the same period in 2007.

The reduction in the Company’s legal, accounting and public company expenses in the first quarter of 2008 compared with 2007 resulted primarily from lower audit and consulting fees related to Sarbanes-Oxley compliance.

Insurance costs increased in the first quarter of 2008 compared to 2007 from higher premiums and increased coverage under our insurance policies. Certain policies, such as our vehicle insurance coverage had increased premiums resulting from additional vehicles in the current year.  Our general liability coverage premiums increased as a result of increases in personnel at our uranium project sites.

The costs for consulting and professional services increased in the quarter ended March 31, 2008 compared with 2007 and resulted from continuing activities for project related activities in 2008.  These activities include work performed in the review and assessment of our New Mexico property data bases to evaluate their potential as conventional mining projects and other costs related to community outreach and information campaigns designed to enhance public awareness of our planned New Mexico operations.  We also incurred increased costs for environmental, health and safety training, investor relations and media relations activities and for human resources and computer networking consultants.

Increased office costs incurred in the quarter ended March 31, 2008 compared to 2007 resulted primarily from the opening of a corporate office location in Albuquerque, New Mexico in October 2007, the move of the corporate headquarters to larger office space in September 2007 and increases in the South Texas Kingsville Dome operations office resulting from personnel additions made in 2007.

Net Losses. For the three months ended March 31, 2008 and 2007, we had net losses of $1.8 million and of $1.4 million, respectively.

Cash Flow.  At of March 31, 2008 we had a cash balance of approximately $5.2 million compared with $16.6 million at the same date in 2007.

In the first quarter of 2008, we had positive cash flow provided by operations of $808,000. We used $4.8 million in investing activities during the first quarter of 2008.  We increased the collateral supporting our South Texas financial surety requirements by $325,000 and also made significant additions to our South Texas and New Mexico property, plant and equipment of $4.5 million during the quarter.  These expenditures were primarily for wellfield development, evaluation drilling and plant and dryer upgrades at Kingsville Dome of $2.2 million and wellfield development, evaluation drilling and plant and dryer upgrades at Rosita of $1.7 million, additional wellfield development at Vasquez of $153,000, other Texas property and other assets and other property additions in New Mexico of $347,000.

In the first quarter of 2007, we had positive cash flow from operations of $730,000, resulting primarily from the increased price received under our uranium sales contracts that were amended in March 2006.  We also used $4.3 million in investing activities for wellfield development and evaluation drilling capital at Kingsville Dome of $1.8 million, additional wellfield development at

Vasquez of $249,000, Rosita and Rosita South project expenditures of $1.1 million and $540,000, other Texas property and other assets of $358,000 and other property additions in New Mexico of $244,000.

Liquidity—Cash Sources and Uses for 2008

As of March 31, 2008, the Company had $5.2 million in cash. We will require additional financing beyond cash on hand and cash generated from operations in 2008 in order to implement our plans to acquire Rio Algom Mining LLC, as discussed below, to evaluate and develop our New Mexico properties and extend Texas production at a rate of 400,000 to 450,000 pounds per year beyond 2008. We are currently engaged in active negotiations to acquire properties in South Texas with known quantities of uranium as a part of our plan to continue production through 2011. These acquisitions will require additional funding.

The cash generated from operations in 2008 will depend on meeting our production targets by bringing on and efficiently producing new wellfields at the Kingsville Dome, Vasquez and Rosita projects as well as the sales price for uranium delivered under our long-term contracts.  The decline in our cash position in 2008 was caused by reduced production which resulted in less cash receipts for the period while our wellfield and plant capital costs, being primarily fixed continued at consistent levels. While our production in the first quarter of 2008 was 83,300 pounds we expect production to increase in the second quarter and total production for 2008 to be in the 400,000 to 450,000 pound range.

On October 12, 2007, we entered into a Membership Interest Purchase Agreement, with Billiton Investment 15 B.V. to acquire a 100% ownership of Rio Algom Mining LLC (“RAML”). The RAML acquisition is an essential element of our strategy. The successful completion of the RAML acquisition will be dependent upon securing the financing for the transaction. Such financing is anticipated to potentially take the form of the issuance of the Company’s common stock and/or partnerships and/or joint ventures and/or milling agreements with others engaged in the uranium fuel cycle. If we are unable to secure the financing we will be unable to complete the transaction. Furthermore, once acquired, the project will require operating cash to continue RAML’s restoration and reclamation obligations. Sufficient cash for these activities would also be required as part of the financing of the transaction.

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

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $6.1 million and $5.4 million were issued at March 31, 2008 and December 31, 2007, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2.8 million were issued for the benefit of the Company at March 31, 2008 and December 31, 2007. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at March 31, 2008 and December 31, 2007, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K/A.  We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $138.00 per pound in June 2007 and are $63.00 per pound as of May 5, 2008.

ITEM 4.                                                     CONTROLS AND PROCEDURES

During the year ended December 31, 2007 and the quarter ended March 31, 2008, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 and March 31, 2008 were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of the annual report on Form 10-K/A for the year ended December 31, 2007. As a result of these assessments management concluded that our internal controls over financial reporting were effective as of December 31, 2007.

Changes in Internal Controls

During the first quarter of 2008 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

No change from the prior annual filing on our Form 10-K/A.

ITEM 1A.                    RISK FACTORS

Over 54.5% of our shares of Common Stock are controlled by Principal Stockholders and Management.

Approximately 43.5% of our Common Stock is controlled by four stockholders of record. In addition, our directors and officers are the beneficial owners of about 11.0% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

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

URANIUM RESOURCES, INC.

Dated: May 12, 2008	By:	/s/ David N. Clark
David N. Clark
Director and
Chief Executive Officer

Dated: May 12, 2008	By:	/s/ Thomas H. Ehrlich
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