Form 10-Q
period 2008-06-30
URANIUM RESOURCES INC /DE/
filed 2008-08-11
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	55,835,549 as of August 6, 2008

URANIUM RESOURCES, INC.

2008 SECOND QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$16,028,518	$9,284,270
Receivables, net	2,136,784	2,652,574
Uranium inventory	1,259,016	748,452
Prepaid and other current assets	456,237	720,357
Total current assets	19,880,555	13,405,653

Property, plant and equipment, at cost:
Uranium properties	92,556,564	85,525,808
Other property, plant and equipment	970,339	821,811
Less-accumulated depreciation, depletion and impairment	(60,739,968)	(55,736,530)
Net property, plant and equipment	32,786,935	30,611,089

Other assets	3,084,541	2,837,064
Long-term investment:
Certificates of deposit, restricted	6,496,770	6,083,076
	$62,248,801	$52,936,882

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	June 30, 2008	December 31, 2007

Current liabilities:
Accounts and short term notes payable	$1,917,855	$2,157,475
Current portion of restoration reserve	1,389,991	1,124,504
Royalties and commissions payable	1,076,907	1,131,636
Accrued interest and other accrued liabilities	708,004	709,400
Current portion of long-term debt	155,354	210,616
Total current liabilities	5,248,111	5,333,631

Other long-term liabilities and deferred credits	4,073,257	4,097,327

Long term capital leases, less current portion	136,820	178,665
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 1, 2, 5 and 14)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2008—55,601,049; 2007—52,305,129	55,639	52,343
Paid-in capital	145,689,540	131,282,687
Accumulated deficit	(93,395,148)	(88,448,353)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	52,340,613	42,877,259
	$62,248,801	$52,936,882

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Uranium sales	$6,598,401	$7,962,709	$12,329,939	$12,536,876
Total revenue	6,598,401	7,962,709	12,329,939	12,536,876
Costs and expenses:
Cost of uranium sales
Royalties and commissions	576,355	981,966	1,136,757	1,420,942
Operating expenses	1,810,893	1,556,011	3,938,032	3,343,074
Accretion/amortization of restoration reserve	177,640	137,021	384,628	307,201
Depreciation and depletion	2,314,244	1,810,964	4,244,825	3,298,013
Impairment of uranium properties	160,275	—	296,117	—
Exploration expenses	249,792	—	258,339	—
Total cost of uranium sales	5,289,199	4,485,962	10,258,698	8,369,230
Earnings from operations before corporate expenses	1,309,202	3,476,747	2,071,241	4,167,646

Corporate expenses—
General and administrative	3,088,011	2,479,152	5,789,818	4,691,244
Write-off of target acquisition costs (Note 12)	1,437,410	—	1,437,410	—
Depreciation	36,834	25,022	71,047	46,184
Total corporate expenses	4,562,255	2,504,174	7,298,275	4,737,428
Earnings (loss) from operations	(3,253,053)	972,573	(5,227,034)	(569,782)

Other income (expense):
Interest expense	(6,388)	(4,500)	(17,817)	(12,366)
Interest and other income, net	150,070	215,179	298,056	344,941

Net earnings (loss)	$(3,109,371)	$1,183,252	$(4,946,795)	$(237,207)

Net earnings (loss) per common share:
Basic	$(0.06)	$0.02	$(0.09)	$(0.00)
Diluted	$(0.06)	$0.02	$(0.09)	$(0.00)

Weighted average common shares and common equivalent shares per share data:
Basic	54,007,417	52,113,104	53,156,273	51,954,068
Diluted	54,007,417	56,228,005	53,156,273	51,954,068

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Net loss	$(4,946,795)	$(237,207)
Reconciliation of net loss to cash provided by operations—
Accretion/amortization of restoration reserve	384,628	307,201
Depreciation and depletion	4,315,872	3,344,197
Impairment of uranium properties	296,117	—
Decrease in restoration and reclamation accrual	(342,214)	(655,542)
Stock compensation expense	1,550,304	1,555,941
Write-off of target acquisition costs	1,437,410	—
Other non-cash items, net	(9,733)	341,421

Effect of changes in operating working capital items—
(Increase) decrease in receivables	515,790	(454,601)
Decrease in inventories	88,270	46,274
Increase in prepaid and other current assets	(46,910)	(486,875)
Increase (decrease) in payables, accrued liabilities and deferred credits	(295,745)	981,077
Net cash provided by operations	2,946,994	4,741,886

Investing activities:
Increase in certificates of deposit, restricted	(413,694)	(422,932)
Additions to property, plant and equipment—
Kingsville Dome	(3,196,693)	(3,827,251)
Rosita	(3,782,475)	(1,877,161)
Vasquez	(167,090)	(410,611)
Rosita South	(156,330)	(1,163,880)
Churchrock	(285,807)	(417,681)
Crownpoint	(64,353)	(48,548)
Other property and other assets	(849,290)	(838,749)
Net cash used in investing activities	(8,915,732)	(9,006,813)

Financing activities:
Payments on borrowings	(146,859)	(131,275)
Issuance of common stock, net	12,859,845	714,754
Net cash from financing activities	12,712,986	583,479
Net increase (decrease) in cash and cash equivalents	6,744,248	(3,681,448)
Cash and cash equivalents, beginning of period	9,284,270	20,176,771
Cash and cash equivalents, end of period	$16,028,518	$16,495,323

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements June 30, 2008 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2007 Annual Report on Form 10-K/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2008.

2.                                      DESCRIPTION OF BUSINESS

URI was organized in 1977 to mine uranium in the United States using the in situ recovery (“ISR”) mining process. From 1988 through 1999 we produced about 6.1 million pounds of uranium from two South Texas properties, 3.5 million pounds from Kingsville Dome and 2.6 million pounds from Rosita.  In 1999, we shut-in our production because of depressed uranium prices.  When uranium prices reached a level where it was prudent to commence operations, the company began producing at its Vasquez property in South Texas in the fourth quarter of 2004.  Production at Kingsville Dome began in the second quarter of 2006.  Our production since the fourth quarter of 2004 has been 1,258,900 pounds of which 653,900 pounds were from Vasquez and 605,000 were produced from Kingsville Dome.  We began injecting oxygen into our production wells at Rosita at the end of June 2008.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Management believes that the cash balance of $16.0 million at June 30, 2008 and the cash expected to be provided through operations over the next year will be sufficient to maintain its liquidity for the next year.

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

During the first six months of 2007, the Company entered into capital leases to acquire property, plant and equipment items including logging trucks and office computers and equipment totaling $99,000.  No additions to capital leases were made in the first half of 2008.  The outstanding balance of the capital leases was $292,000 at June 30, 2008.

4.                                      URANIUM PROPERTIES

Kingsville Dome Project

Production from Kingsville Dome for the first six months of 2008 and 2007 was 172,900 and 180,300 pounds, respectively.  During the first half of 2008, wellfield delineation and development work was ongoing on additional wellfields at Kingsville Dome, where $900,000 of wellfield capital expenditures were made for wellfields that began production during the quarter and for future wellfields not yet on-line.  Total capital expenditures for Kingsville Dome for the first six months of 2008 were $3.2 million for wellfield development, the construction of additional satellite plants and for wellfield evaluation and delineation of future wellfields.

Rosita

Capital expenditures for our Rosita project totaled $3.8 million in the first six months of 2008.  These expenditures were made for wellfield delineation and development, upgrading the Rosita plant and elution circuit, the addition of another satellite plant and the construction of a drying facility at Rosita.  At our Rosita project we began injecting oxygen into our production wells in late June 2008.

Vasquez Project

In the first six months of 2008 Vasquez production was 24,000 pounds compared with 64,600 pounds produced from Vasquez in the first six months of 2007.  In the first half of 2008, we incurred wellfield development and other expenditures of $167,000, primarily for development of new wellfields to bring on new production at Vasquez.  Such new production commenced in March 2008.

As production from depleted wellfields at Vasquez ceases, restoration activities in those wellfields are conducted.  At June 30, 2008, we determined the carrying value of the Vasquez project assets exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Such determination resulted in an impairment provision of approximately $296,000 in the first half of 2008, $160,000 of which was recorded in the second quarter.

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

The Itochu Contract. Under the Itochu contract, all production from the Vasquez property will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37 and a ceiling of $46.50. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $43. On non-Vasquez production the price paid will be increased by 30% of the difference between actual spot price and the $43 ceiling up to and including $50 per pound. If the spot price is over $50 per pound the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.  As of June 30, 2008, we have delivered 410,000 pounds to Itochu since the effective date of this contract.

In December 2005, we entered into a joint venture with Itochu to develop our Churchrock property in New Mexico.  Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, which was completed at the end of 2006. The parties have extended the preliminary investment decision until November 1, 2008.  If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess between $43 and $50 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.

The UG Contract. Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we paid UG $12 million in cash with funds raised in our equity offering completed in April 2006.  As of June 30, 2008, we have delivered 382,000 pounds to UG since the effective date of this contract.

6.                                      STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made employees.

Stock Compensation Expense - SFAS 123(R)

Stock compensation expense for the three months ended June 30, 2008 and 2007 was $896,000 and $782,000, respectively. Stock compensation expense for the six months ended June 30, 2008 and 2007 was $1,550,000 and $1,556,000, respectively.  Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2008 for the expected term. The expected term was estimated based on historical averages over the most recent periods ending June 30, 2008.

At the June 2008 annual meeting of the stockholders, each of the non-employee directors of the Company was granted an option under the 2004 Directors’ Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $4.10 per share.  The non-employee directors held options covering 806,250 shares under the 2004 Directors’ Plan at June 30, 2008. At June 30, 2008, 400,000 shares were available for future grants under the 2004 Directors’ Plan.

A total of 70,000 shares of restricted stock were granted in the first quarter of 2008.  Restricted share grants for 60,000 shares were made to a total of three non-executive employees on March 6, 2008. 30,000 of these shares vest ratably over five years and 30,000 shares vest ratably over four years.  Another 10,000 restricted share grant was made to an executive of the Company on March 24, 2008, these shares vest ratably over 5 years.  Restricted stock grants are valued using the fair market value of the stock on the date of grant. The Company recognized stock compensation cost for the restricted share grants of approximately $30,000 and $38,000 during the three and six months ended June 30, 2008, respectively.  The total estimated unrecognized compensation cost from the unvested restricted shares was approximately $538,000 at June 30, 2008.

Stock Options for the Six Months Ended June 30, 2008

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2008:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at January 1, 2008	4,452,844	$2.88
Granted	200,000	4.10
Exercised	—	—
Canceled or forfeited	(46,500)	$8.56
Options outstanding at June 30, 2008	4,606,344	$2.87	6.91	$6,619,000

Options exercisable at June 30, 2008	3,606,550	$2.22	6.43	$6,064,000

Shares available for grant under the Stock Option Plans as of June 30, 2008 were 453,000.

Stock options outstanding and currently exercisable at June 30, 2008 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	2,212,072	5.81	$1.37	2,096,445	$1.28
2004 Stock Incentive Plan	1,562,459	7.69	3.39	1,178,292	3.30
Directors’ Stock Option Plan	563	3.22	0.53	563	0.53
2004 Directors’ Plan	806,250	8.56	6.05	306,250	4.59
Other	25,000	3.00	0.88	25,000	0.88
	4,606,344	6.91	$2.87	3,606,550	$2.22

Total estimated unrecognized compensation cost from unvested stock options at June 30, 2008 was approximately $2.925 million, which is expected to be recognized over a weighted average period of approximately 2-4 years.

Total estimated unrecognized compensation cost from unvested restricted stock grants at June 30, 2008 was approximately $508,000, which is expected to be recognized over a weighted average period of approximately 4-5 years.

7.                                      ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the six months ended June 30, 2008:

Reserve for future restoration and reclamation costs beginning of period	$3,932,603
Additions and changes in cash flow estimates	594,913
Costs incurred	(434,662)
Accretion expense	81,166
Reserve for future restoration and reclamation costs at end of period	$4,174,020

8.                                      SHAREHOLDERS’ EQUITY

Equity Infusion — Private Placement

In May 2008, the Company completed the sale of 3,295,920 shares of common stock to accredited investors at a price of $4.34 per share, which represented a 10 percent discount to the last sale price on May 13, 2008; and warrants to purchase 988,771 additional shares of common stock, at a price of $5.78, which represented a 20 percent premium to the last sale price of the Company’s common stock on May 13, 2008.  These warrants expire 60 months after issuance and are exercisable immediately.  In addition, ratchet warrants to purchase shares of common stock at $0.01 per share were issued as part of the private placement.  The ratchet warrants are triggered and become immediately exercisable in the event that the Company should issue shares of Common Stock at a price below $4.34 per share.  The number of shares that may be purchased upon the exercise of the ratchet warrants is determined by a formula that results in the effective price paid by the investors in this offering being equal to the price paid in a subsequent below $4.34 per share offering. The ratchet warrants expire on the earlier of 12 months following issuance, or ten days after the consummation of the sale of shares of the Company’s common stock which raises in one or more transactions at least $80 million in gross proceeds.

The sale raised proceeds of approximately $12.9 million net of expenses of the offering.  The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares.  Such shares are subject to certain resale registration rights that include penalties (1% per month) in the event registration statement failed to become effective in a timely manner or if the registration statement fails to remain effective.  On July 18, 2008, such registration statement was made effective and as a result the Company met its initial obligation with regard to this registration requirement.  The placement agent in connection with the offering received a cash fee equal to 5.5% of the gross proceeds.

The following table details the changes in shareholders equity for the quarter ended June 30, 2008:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2007	52,305,129	$52,343	$131,282,687	$(88,448,353)	$(9,418)
Net loss	—	—	—	(4,946,795)	—
Common stock issuance	3,295,920	3,296	12,856,549	—	—
Stock compensation expense	—	—	1,550,304	—	—
Balances, June 30, 2008	55,601,049	$55,639	$145,689,540	$(93,395,148)	$(9,418)

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

Business Combinations.    In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted for. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.

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

11.                               EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 6,046,997 and 5,743,035 were excluded from the calculation of earnings per share for the three and six months ended June 30, 2008, respectively, because they were anti-dilutive due to our net loss position for these periods.

12.                               TERMINATION OF AGREEMENT TO PURCHASE RIO ALGOM MINING LLC

In June 2008, we decided along with Billiton Investment 15 B.V. to terminate our agreement to purchase Rio Algom Mining, LLC, which was entered into on October 12, 2007.  In connection with the targeted acquisition, we incurred costs of $1.437 million dollars which were originally recorded as a pre-acquisition cost asset.  Upon the termination of the agreement these pre-acquisition costs were expensed in the second quarter of 2008.

13.                               SUBSEQUENT EVENTS

On July 3, 2008, Mr. George R. Ireland resigned as a member of the Company’s Board of Directors.  The Company has not named a replacement for Mr. Ireland since it continues to have a majority of independent directors.  Mr. Ireland was also Chairman of the Nominating Committee, and a member of the Audit, Compensation and Strategic Planning Committees.  Mr. Leland O. Erdahl, a member of the Company’s Board of Directors was elected to the Audit Committee to replace Mr. Ireland.

14.                               COMMITMENTS AND CONTINGENCIES

In June, 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas.  The plaintiffs are the lessors and URI, Inc. the lessee an In-Situ Uranium Mining Lease dated February 26, 1993, covering property in Kleberg County, Texas.  Plaintiffs seek a declaratory judgment that the lease is limited to one specific lot only and does not encompass other adjacent lands, including lands from which we have produced uranium during 2007 and 2008.  In addition to a declaratory judgment, Plaintiffs seek an award of attorney fees and costs.  URI, Inc. has entered a general denial of the claims.  We also have a lease with the same plaintiffs on the other lands from which we have produced uranium.  We believe that lease is valid should it be challenged.  The Company does not expect the resolution of this matter to have a material impact on our financial results.

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

Financial Condition and Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Uranium Sales.  In the three months ended June 30, 2008, we sold 99,400 pounds generating revenue of $6.598 million ($66.41 per pound), compared with sales of 114,400 pounds in the same period of 2007 for revenue of $7.963 million ($69.63 per pound).  The decrease in sales revenue was the result of both the decrease in pounds sold as well as the reduction in sales prices realized as a result of an overall decrease in uranium spot market prices in 2008 compared with 2007.  In the first half of 2008, we sold 180,500 pounds generating revenue of $12.330 million ($68.32 per pound), compared with sales of 194,000 pounds in the same period of 2007 for revenue of $12.537 million ($64.62 per pound).  The decrease in sales revenue resulted from a decrease in the volume of pounds sold, but was offset by a moderate increase in average sales price realized for our year to date 2008 sales.

Production and production costs.  In the first six months of 2008, we produced 196,900 pounds.  The Vasquez project produced 24,000 pounds and Kingsville Dome produced 172,900 pounds.  This compares with production in the first half of 2007 which was 244,900 pounds of which 64,600 pounds were from Vasquez and 180,300 pounds were from Kingsville Dome.

At our Rosita project we began injecting oxygen into our production wells in late June 2008 and to date, the standard ISR production techniques that have been employed at Rosita have produced results that are below our initial expectations.  We have reworked a number of wells at Rosita to increase the flow rates in the wellfield.  While certain wells at Rosita have demonstrated an increase in uranium production concentrations, the overall wellfield has shown uranium recoveries that are below projected amounts.  We have redirected our efforts at Rosita and believe alternative operational strategies will be needed in order to efficiently produce uranium from this wellfield; we are currently testing such techniques in an attempt to increase the production rates.  Production timing and projected quantities from Rosita is currently uncertain.

Due to delays and production challenges in bringing new wellfields on-line, we do not expect to achieve our previously stated target of 400,000 pounds of production in 2008.  The following table details our production and production cost breakdown for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Vasquez production	19,800	20,400	24,000	64,600

Kingsville Dome production	93,700	115,400	172,900	180,300

Total production	113,500	135,800	196,900	244,900

Total operating costs	$1,938,000	$1,708,000	$3,850,000	$3,297,000
Per pound operating costs	$17.07	$12.58	$19.56	$13.47
Total deprec. and depletion costs	$2,606,000	$2,065,000	$4,843,000	$4,232,000
Per pound DD&A cost	$22.96	$15.20	$24.60	$17.28
Total production cost	$4,544,000	$3,773,000	$8,693,000	$7,529,000
Production cost per pound	$40.03	$27.78	$44.16	$30.75

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

Reconciliation of production costs to cost of uranium sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating costs	$1,938,000	$1,708,000	$3,850,000	$3,297,000
Change in uranium inventory	(127,000)	(152,000)	88,000	46,000
Operating expense for uranium production sold	$1,811,000	$1,556,000	$3,938,000	$3,343,000
Depreciation and depletion costs	$2,606,000	$2,065,000	$4,843,000	$4,232,000
Change in uranium inventory	(292,000)	(254,000)	(598,000)	(934,000)
Depreciation and depletion for uranium production sold	$2,314,000	$1,811,000	$4,245,000	$3,298,000
Total production costs	$4,544,000	$3,773,000	$8,693,000	$7,529,000
Change in uranium inventory	(419,000)	(406,000)	(510,000)	(888,000)
Direct cost of uranium production sold	$4,125,000	$3,367,000	$8,183,000	$6,641,000

Cost of Uranium Sales.  The total cost of uranium sales in the first six months of 2008 was $10.3 million compared with $8.4 million in the same period of 2007.  Total cost of uranium sales includes royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, costs related to evaluation of the realizability of our uranium properties and exploration costs.

The following table details the direct cost of uranium sold and royalties and commissions for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total pounds sold	99,400	114,400	180,500	194,000
Total operating expenses	$1,811,000	$1,556,000	$3,938,000	$3,343,000
Per pound operating expense	$18.23	$13.61	$21.82	$17.23
Depreciation and depletion	$2,314,000	$1,811,000	$4,245,000	$3,298,000
Per pound DD&A expense	$23.29	$15.84	$23.52	$17.00
Direct cost of uranium production sold	$4,125,000	$3,367,000	$8,183,000	$6,641,000
Direct cost of sales per pound	$41.52	$29.44	$45.34	$34.23

Royalties and commissions	$576,000	$982,000	$1,137,000	$1,421,000
Royalties and commissions per pound	$5.80	$8.59	$6.30	$7.32

We saw an increase in our overall production costs and cost of sales in the second quarter of 2008 compared with 2007.  This year’s production was sourced from new, less prolific wellfields at Kingsville Dome that required a greater number of operating wells in comparison with our production in 2007.  Our cost of sales for the 2008 second quarter also included pre-production costs at Vasquez and Rosita of approximately $111,000 ($1.11 per pound) associated with pre-operating activities and depreciation at these projects in advance of the start-up of new wellfields at each location.

Our average cost of pounds sold in the first half of 2008 was $45.34 per pound with Kingsville Dome production contributing approximately 89% of total pounds sold during the quarter and Vasquez pounds totaling approximately 11%.  The higher costs in the first half of 2008 compared with the same period in 2007 were for reasons similar to the increases in the quarter.

As a result of higher costs being realized from less prolific wellfields, we have implemented an aggressive cost reduction plan and expect that overall operating costs in the second half of 2008 will be less than those incurred in the first half.

Royalties and Commissions.    During the first six months of 2008, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $1.1 million, representing 9.2% of sales. During the same period of 2007, royalties and commissions for Vasquez and Kingsville Dome production sold were $1.4 million, or 11.3% of sales.

Operating Expenses.    During the first six months of 2008, operating expenses for Vasquez and Kingsville Dome production sold was $3.9 million. This includes approximately $536,000 of pre-production costs related to our Vasquez and Rosita projects.  During the first half of 2007, operating expenses for Vasquez and Kingsville Dome production sold was $3.3 million which includes pre-production costs at the Rosita project of $51,000.   As previously mentioned, we have implemented a cost reduction plan that we expect will result in lower overall operating costs in the second half of 2008.

Depreciation and Depletion.    During the first six months of 2008, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $4.2 million. During the same period in 2007, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $3.3 million.

Accretion and Amortization of Future Restoration Costs.    Accretion and amortization of future restoration costs in the first half of 2008 and 2007 was $384,000 and $307,000, respectively.

Impairment of Uranium Properties.    During the first half of 2008, we determined the carrying value of the Vasquez project assets exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Such determination resulted in an impairment provision related to the Vasquez project assets of approximately $296,000.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $4.5 million and $2.5 million, respectively in the three months ended June 30, 2008 and 2007 and $7.2 million and $4.7 million, respectively in the six months ended June 30, 2008 and 2007.

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2008 and 2007 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock compensation expense	$896,000	$782,000	$1,550,000	$1,556,000
Salaries and payroll burden	821,000	573,000	1,661,000	1,122,000
Legal, accounting, public company expenses	484,000	485,000	767,000	837,000
Insurance and bank fees	145,000	159,000	288,000	271,000
Consulting and professional services	439,000	276,000	940,000	525,000
Office, travel and other expenses	303,000	204,000	584,000	380,000

Total	$3,088,000	$2,479,000	$5,790,000	$4,691,000

The non-cash compensation expense recorded for the quarter and six months ended June 30, 2008 and 2007 was from the recognition of expense related to the Company’s stock option and restricted stock grants.

Salary and payroll costs increases for the six months presented resulted primarily from additional salaried positions in South Texas and New Mexico in the first half of 2008 compared with the same period in 2007.

The reduction in the Company’s legal, accounting and public company expenses in the first half of 2008 compared with 2007 resulted primarily from lower audit and consulting fees related to Sarbanes-Oxley compliance for ongoing evaluation activities incurred in 2008 compared to certain early 2007 costs for initial year compliance implementation.

Insurance costs increased slightly the first half of 2008 compared with 2007 from higher premiums and increased coverage under our insurance policies for increases in personnel and vehicle additions when compared to the previous year.

The costs for consulting and professional services increased in the three and six months ended June 30, 2008 compared with 2007 and resulted from work performed in the review and assessment of our New Mexico property data bases to evaluate their potential as conventional mining projects and other costs related to community outreach and information campaigns designed to enhance public awareness of our planned New Mexico operations.  We also incurred increased costs for environmental, health and safety training, investor relations and media relations activities and for human resources and computer networking consultants.

Increased office, travel and other expenses incurred in the three and six months ended June 30, 2008 compared to 2007 resulted primarily from the opening of a corporate office location in Albuquerque, New Mexico in October 2007, the move of the corporate headquarters to larger office space in September 2007 and increases in the South Texas Kingsville Dome operations office resulting from personnel additions.

We have implemented an aggressive cost reduction plan in order to lower our overhead cost structure.  Cost reductions included consolidation of our South Texas operations into Kingsville Dome resulting in the closure of our Corpus Christi office, reducing personnel, reducing legal fees and consulting and professional services and instituting tighter cost discipline throughout the organization.

Write-off of Target Acquisition Costs.   In June 2008, we decided along with Billiton Investment 15 B.V. to terminate our agreement to purchase Rio Algom Mining, LLC, which was entered into on October 12, 2007.  In connection with the targeted acquisition, we incurred costs of $1.437 million dollars which were originally recorded as a pre-acquisition cost asset.  Upon the termination of the agreement these pre-acquisition costs were expensed in the second quarter of 2008.

Net Losses. For the three months ended June 30, 2008 we had a net loss of $3.1 million compared to net income in 2007 of $1.2 million.  For first half of 2008 and 2007 we had net losses of $4.9 million and $237,000, respectively.

Cash Flow.  At of June 30, 2008 we had a cash balance of approximately $16.0 million compared with $16.5 million at the same date in 2007.

In the first half of 2008, we had net cash flow provided by operations of $2.9 million. We used $8.9 million in investing activities during the first six months of 2008.  We increased the collateral supporting our South Texas financial surety requirements by $414,000 and also made significant additions to our South Texas and New Mexico property, plant and equipment of $8.5 million during the period.  These expenditures were primarily for wellfield development, evaluation drilling and plant and dryer upgrades at Kingsville Dome of $3.2 million and wellfield development, evaluation drilling and plant and dryer upgrades at Rosita of $3.8 million, additional wellfield development at Vasquez of $167,000, New Mexico property additions of $350,000 and other Texas property and other assets of $849,000.

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

Liquidity—Cash Sources and Uses for 2008

As of June 30, 2008, the Company had $16.0 million in cash. A significant portion of the cash we had at June 30, 2008 was from the private placement in May 2008 which raised approximately $12.9 million in net proceeds.  This equity raise was completed in order to fund costs for the acquisition, exploration, permitting and development of new and existing properties in South Texas to increase our resource base and allow for the extension of production at our Texas operations beyond 2009 at approximately 400,000 pounds per year.  We are currently engaged in evaluation and discussions for the rights to certain properties in South Texas with known quantities of uranium and are conducting exploration drilling on property acquired in 2007 as a part of our plan to continue production beyond 2009. There is no assurance that we will be successful in the acquisition of the properties we have targeted, or if acquired, that the properties will contain commercially viable uranium deposits.

Capital expenditures for the second half of 2008 are expected to be in the range of $4.0 to $5.0 million, down from $8.9 million in the first half.  Investments will include wellfield development activities, exploration and potential land acquisitions.

As a result of the Company’s aggressive cost reduction activities, changes in wellfield development plans and reduced capital spending, management believes that the cash balance of $16.0 million at June 30, 2008 and the cash expected to be provided through operations in 2008 and 2009 will be sufficient to maintain its liquidity through 2009 and beyond.  The cash generated from operations for the remainder of 2008 will be dependent on meeting our production targets by bringing on and efficiently producing new wellfields at the Kingsville Dome, Vasquez and Rosita projects as well as the continuation of strong uranium market prices to allow the maintenance of, or increases to the price we receive for the uranium we deliver under our long-term contracts.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $6.1 million and $5.4 million were issued at June 30, 2008 and December 31, 2007, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2.8 million were issued for the benefit of the Company at June 30, 2008 and December 31, 2007. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at June 30, 2008 and December 31, 2007, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $138.00 per pound in June 2007 and were $64.00-$65.00 per pound as of August 9, 2008.

ITEM 4.                                                     CONTROLS AND PROCEDURES

During the year ended December 31, 2007 and the six months ended June 30, 2008, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 and June 30, 2008 were effective.

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

Changes in Internal Controls

During the first half of 2008 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

In June, 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas.  The plaintiffs are the lessors and URI, Inc. the lessee an In-Situ Uranium Mining Lease dated February 26, 1993, covering property in Kleberg County, Texas.  Plaintiffs seek a declaratory judgment that the lease is limited to one specific lot only and does not encompass other adjacent lands, including lands from which we have produced uranium during 2007 and 2008.  In addition to a declaratory judgment, Plaintiffs seek an award of attorney fees and costs.  URI, Inc. has entered a general denial of the claims.  We also have a lease with the same plaintiffs on the other lands from which we have produced uranium.  We believe that lease is valid should it also be challenged. The Company does not expect the resolution of this matter to have a material impact on our financial statements.

ITEM 1A.                    RISK FACTORS

Over 51.7% of our shares of Common Stock are controlled by Principal Stockholders and Management.

Approximately 40.9% of our Common Stock is controlled by four stockholders of record. In addition, our directors and officers are the beneficial owners of about 10.8% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on Form 8-K dated May 19, 2008.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of shareholders, held June 4, 2008, The Company’s shareholders re-elected its directors and also voted to approve the recommended proposal for ratification of the Company’s independent auditors.

Following are the votes cast for and against each director.

Directors	For	Against
Paul K Willmott	39,671,762	827,120
Leland O. Erdahl	39,674,942	823,940
George R. Ireland	38,763,382	1,735,500
David N. Clark	39,675,942	822,940
Terence J. Cryan	39,685,076	813,806
Marvin K. Kaiser	39,680,020	818,862

Votes on the proposal for ratification of the Company’s independent auditors as follows:

	For	Against	Abstentions
Proposal for ratification of the Company’s independent auditors	40,3305,543	81,202	112,137

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

URANIUM RESOURCES, INC.

Dated: August 11, 2008	By:	/s/ David N. Clark
David N. Clark
Director and
Chief Executive Officer

Dated: August 11, 2008	By:	/s/ Thomas H. Ehrlich
Thomas H. Ehrlich
Vice President - Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company’s Form 8-K dated April 11, 2006, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 8-K on April 14, 2005).

10.1*	Amended and Restated Directors’ Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333- 00349 on January 22, 1996).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-117653 on July 26, 2005).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

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

E-1

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

E-2