Form 10-Q
period 2008-09-30
URANIUM RESOURCES INC /DE/
filed 2008-11-10
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	55,885,549 as of November 7, 2008

URANIUM RESOURCES, INC.

2008 THIRD QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$13,002,026	$9,284,270
Receivables, net	1,976,979	2,652,574
Uranium inventory	1,928,640	748,452
Prepaid and other current assets	301,531	720,357
Total current assets	17,209,176	13,405,653

Property, plant and equipment, at cost:
Uranium properties	83,228,817	85,525,808
Other property, plant and equipment	966,317	821,811
Less-accumulated depreciation, depletion and impairment	(62,942,204)	(55,736,530)
Net property, plant and equipment	21,252,930	30,611,089

Other assets	4,275,543	2,837,064
Long-term investment:
Certificates of deposit, restricted	6,591,323	6,083,076
	$49,328,972	$52,936,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

Current liabilities:
Accounts and short term notes payable	$1,320,273	$2,157,475
Current portion of restoration reserve	1,438,187	1,124,504
Royalties and commissions payable	861,149	1,131,636
Accrued interest and other accrued liabilities	647,274	709,400
Current portion of long-term debt	172,795	210,616
Total current liabilities	4,439,678	5,333,631

Other long-term liabilities and deferred credits	5,236,294	4,097,327

Long term capital leases, less current portion	355,288	178,665
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 1, 2, 5 and 13)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2008—55,885,549; 2007—52,305,129	55,924	52,343
Paid-in capital	146,212,708	131,282,687
Accumulated deficit	(107,411,502)	(88,448,353)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	38,847,712	42,877,259
	$49,328,972	$52,936,882

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Uranium sales	$4,024,558	$10,387,408	$16,354,497	$22,924,284
Total revenue	4,024,558	10,387,408	16,354,497	22,924,284
Costs and expenses:
Cost of uranium sales
Royalties and commissions	368,880	1,296,644	1,505,637	2,717,586
Operating expenses	1,751,642	1,998,220	5,689,674	5,341,294
Accretion/amortization of restoration reserve	203,876	126,119	588,504	433,320
Depreciation and depletion	1,874,281	1,428,387	6,119,106	4,726,400
Impairment of uranium properties	10,935,498	—	11,231,615	—
Exploration expenses	961,717	—	1,220,056	—
Total cost of uranium sales	16,095,894	4,849,370	26,354,592	13,218,600
Earnings (loss) from operations before corporate expenses	(12,071,336)	5,538,038	(10,000,095)	9,705,684

Corporate expenses—
General and administrative	2,041,836	3,575,420	7,831,654	8,266,664
Write-off of target acquisition costs (Note 12)	—	—	1,437,410	—
Depreciation	39,204	23,506	110,251	69,690
Total corporate expenses	2,081,040	3,598,926	9,379,315	8,336,354
Earnings (loss) from operations	(14,152,376)	1,939,112	(19,379,410)	1,369,330

Other income (expense):
Interest expense	(13,663)	(6,372)	(31,480)	(18,738)
Interest and other income, net	149,685	221,949	447,741	566,890

Net earnings (loss)	$(14,016,354)	$2,154,689	$(18,963,149)	$1,917,482

Net earnings (loss) per common share:
Basic	$(0.25)	$0.04	$(0.35)	$0.04
Diluted	$(0.25)	$0.04	$(0.35)	$0.03

Weighted average common shares and common equivalent shares per share data:
Basic	55,818,343	52,266,199	54,050,106	52,059,849
Diluted	55,818,343	56,020,832	54,050,106	55,867,860

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Net earnings (loss)	$(18,963,149)	$1,917,482
Reconciliation of net loss to cash provided by operations—
Accretion/amortization of restoration reserve	588,504	433,320
Depreciation and depletion	6,229,357	4,796,090
Impairment of uranium properties	11,231,615	—
Decrease in restoration and reclamation accrual	(497,554)	(982,220)
Stock compensation expense	1,846,990	3,191,867
Write-off of target acquisition costs	1,437,410	—
Other non-cash items, net	19,258	637,050

Effect of changes in operating working capital items—
(Increase) decrease in receivables	675,595	(1,701,457)
(Increase) decrease in inventories	(340,572)	177,357
(Increase) decrease in prepaid and other current assets	168,373	(681,566)
Increase (decrease) in payables, accrued liabilities and deferred credits	(1,130,440)	2,491,431
Net cash provided by operations	1,265,387	10,279,354

Investing activities:
Increase in certificates of deposit, restricted	(508,247)	(2,921,961)
Additions to property, plant and equipment—
Kingsville Dome	(3,362,839)	(5,658,840)
Rosita	(4,384,647)	(3,943,074)
Vasquez	(225,696)	(541,432)
Rosita South	(424,521)	(1,330,794)
Churchrock	(377,952)	(463,953)
Crownpoint	(102,473)	(127,726)
Other property and other assets	(1,035,908)	(2,246,267)
Net cash used in investing activities	(10,422,283)	(17,234,047)

Financing activities:
Payments on borrowings	(211,960)	(195,700)
Issuance of common stock, net	13,086,612	889,228
Net cash from financing activities	12,874,652	693,528
Net increase (decrease) in cash and cash equivalents	3,717,756	(6,261,165)
Cash and cash equivalents, beginning of period	9,284,270	20,176,771
Cash and cash equivalents, end of period	$13,002,026	$13,915,606

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements September 30, 2008 (Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2007 Annual Report on Form 10-K/A.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2008.

2.             DESCRIPTION OF BUSINESS

URI was organized in 1977 to mine uranium in the United States using the in situ recovery (“ISR”) mining process. From 1988 through 1999 we produced about 6.1 million pounds of uranium from two South Texas properties, 3.5 million pounds from Kingsville Dome and 2.6 million pounds from Rosita.  In 1999, we shut-in our production because of depressed uranium prices.  When uranium prices reached a level where it was prudent to commence operations, the Company began producing at its Vasquez property in South Texas in the fourth quarter of 2004.  Production at Kingsville Dome began in the second quarter of 2006.  Our production since the fourth quarter of 2004 has been 1,321,600 pounds of which 663,600 pounds were from Vasquez, 650,300 were produced from Kingsville Dome and 7,700 from Rosita.  We began injecting oxygen into our production wells at Rosita at the end of June 2008 and had our first finished production in August 2008.  Uranium prices dramatically declined since early September and in October we stopped production from three of our five operating well-fields, including Vasquez and Rosita.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Management believes that the cash balance of $13.0 million at September 30, 2008 and the cash expected to be provided through operations over the next year will be sufficient to maintain its liquidity for the next year.

3.             DISCLOSURE OF NON-CASH TRANSACTIONS

During the first nine months of 2007, the Company entered into capital leases to acquire property, plant and equipment items including logging trucks and office computers and equipment totaling $211,000.  Additions to capital leases for modular office buildings at our Kingsville dome and Rosita projects and resin transport trailers of $301,000 were made in the first nine months of 2008.  The outstanding balance of the capital leases was $528,000 at September 30, 2008.

4.             URANIUM PROPERTIES

Kingsville Dome Project

Production from Kingsville Dome for the first nine months of 2008 and 2007 was 218,100 and 278,300 pounds, respectively.  Total capital expenditures for Kingsville Dome for the first nine months of 2008 were $3.4 million for wellfield development, the construction of additional satellite plants and for wellfield evaluation and delineation of future wellfields.  Two new wellfields were brought on line in the first nine months of this year to replace wellfields brought on line in 2007 that have since depleted.  As of October 2008, there are only two remaining wellfields producing at Kingsville Dome.  As production from depleted wellfields at Kingsville Dome ceases, restoration activities in those wellfields are conducted.  We are conducting ongoing restoration activities at this project and incurred $248,000 in costs for the nine months ended September 30, 2008.

Rosita

We began injecting oxygen into our production wells at Rosita at the end of June 2008 and had our first finished production in August 2008.  Our production from Rosita totaled 7,700 pounds for August and September of 2008.  Due to poor economics driven by technical challenges and lower uranium prices, this wellfield was shut-in in October 2008.  Capital expenditures for our Rosita project totaled $4.4 million in the first nine months of 2008.  These expenditures were made for wellfield delineation and development, upgrading the Rosita plant and elution circuit, the addition of another satellite plant and the construction of a drying facility at Rosita.  We are conducting ongoing restoration activities at this project and incurred $256,000 in costs for the nine months ended September 30, 2008.

Vasquez Project

In the first nine months of 2008, Vasquez production was 33,800 pounds compared with 70,300 pounds produced from Vasquez in the first nine months of 2007.  This wellfield was shutdown during October 2008 and the Vasquez project has been depleted of economically recoverable reserves.  In the first nine months of 2008, we incurred wellfield development and other expenditures of $227,000, primarily for development of new wellfields to bring on new production at Vasquez.  Such new production commenced in March 2008.  As production from depleted wellfields at Vasquez ceases, restoration activities in those wellfields are conducted.  We are conducting ongoing restoration activities at this project and incurred $45,000 in costs for the nine months ended September 30, 2008.

Impairment of Uranium Properties

At September 30, 2008, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A decline in the current and projected market price of uranium and an increase in the estimated production costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $11.2 million for the first nine months of 2008, $10.9 million of which was recorded in the third quarter.  The impairment provision recorded in the third quarter was approximately $4.6 million for the Kingsville Dome project and $6.3 million for the Rosita project.  The impairment provision recorded for the Vasquez project was approximately $298,000 for the nine months ended September 30, 2008.  The net carrying value of the Kingsville Dome, Rosita and Vasquez projects are approximately $6.6 million, $5.5 million and $891,000 at September 30, 2008.

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

The Itochu Contract. Under the Itochu contract, all production from the Vasquez property will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37 and a ceiling of $46.50. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $43. On non-Vasquez production the price paid will be increased by 30% of the difference between actual spot price and the $43 ceiling up to and including $50 per pound. If the spot price is over $50 per pound the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.  As of September 30, 2008, we have delivered 443,000 pounds to Itochu since the effective date of this contract.

In December 2005, we entered into a joint venture with Itochu to develop our Churchrock property in New Mexico.  Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, which was completed at the end of 2006. The parties have extended the preliminary investment decision until February 1, 2009.  If Itochu should terminate the venture at that time, we would no longer receive the additional price of 30% of the excess between $43 and $50 per pound outlined above. If we should terminate the venture at that time, the original contract terms will be reinstated from that time forward.

The UG Contract. Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we paid UG $12 million in cash with funds raised in our equity offering completed in April 2006.  As of September 30, 2008, we have delivered 415,000 pounds to UG since the effective date of this contract.

6.             STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made employees.

Stock Compensation Expense - SFAS 123(R)

Stock compensation expense for the three months ended September 30, 2008 and 2007 was $297,000 and $1,636,000, respectively. Stock compensation expense for the nine months ended September 30, 2008 and 2007 was $1,847,000 and $3,192,000, respectively.  Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2008 for the expected term. The expected term was estimated based on historical averages over the most recent periods ending September 30, 2008.

At the June 2008 annual meeting of the stockholders, each of the non-employee directors of the Company was granted an option under the 2004 Directors’ Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $4.10 per share.  The non-employee directors held options covering 581,250 shares under the 2004 Directors’ Plan at September 30, 2008. At September 30, 2008, 531,250 shares were available for future grants under the 2004 Directors’ Plan.

A total of 70,000 shares of restricted stock were granted in the first quarter of 2008.  Restricted share grants for 60,000 shares were made to a total of three non-executive employees on March 6, 2008. 30,000 of these shares vest ratably over five years and 30,000 shares vest ratably over four years.  Another 10,000 restricted share grant was made to an executive of the Company on March 24, 2008.  These shares vest ratably over 5 years.  Restricted stock grants are valued using the fair market value of the stock on the date of grant. The Company recognized stock compensation cost for the restricted share grants of approximately $31,000 and $69,000 during the three and nine months ended September 30, 2008, respectively.  The total estimated unrecognized compensation cost from the unvested restricted shares was approximately $477,000 at September 30, 2008.

Stock Options for the Nine Months Ended September 30, 2008

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2008:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at January 1, 2008	4,452,844	$2.88
Granted	200,000	4.10
Exercised	(144,250)	1.12
Canceled or forfeited	(230,020)	6.29
Options outstanding at September 30, 2008	4,278,574	$2.81	6.68	$2,252,000

Options exercisable at September 30, 2008	3,507,844	$2.36	6.30	$1,067,000

Shares available for grant under the Stock Option Plans as of September 30, 2008 were 605,895.

Stock options outstanding and currently exercisable at September 30, 2008 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
	(in years)
1995 Stock Incentive Plan	2,156,447	5.64	$1.38	2,106,134	$1.34
2004 Stock Incentive Plan	1,540,814	7.44	3.37	1,164,147	3.29
Directors’ Stock Option Plan	63	4.75	0.16	63	0.16
2004 Directors’ Plan	581,250	8.56	6.62	237,500	6.93
	4,278,574	6.68	$2.81	3,507,844	$2.36

Total estimated unrecognized compensation cost from unvested stock options at September 30, 2008 was approximately $1.858 million, which is expected to be recognized over a weighted average period of approximately 2-4 years.

Total estimated unrecognized compensation cost from unvested restricted stock grants at September 30, 2008 was approximately $477,000, which is expected to be recognized over a weighted average period of approximately 4-5 years.

7.             ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the nine months ended September 30, 2008:

Reserve for future restoration and reclamation costs beginning of period	$3,932,603
Additions and changes in cash flow estimates	1,970,466
Costs incurred	(548,094)
Accretion expense	122,478
Reserve for future restoration and reclamation costs at end of period	$5,477,453

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

The sale raised proceeds of approximately $12.9 million net of expenses of the offering.  The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares.  Such shares are subject to certain resale registration rights that include penalties (1% per month) in the event the registration statement failed to become effective in a timely manner or if the registration statement fails to remain effective.  On July 18, 2008, such registration statement was made effective and as a result the Company met its initial obligation with regard to this registration requirement.  The placement agent in connection with the offering received a cash fee equal to 5.5% of the gross proceeds.

The following table details the changes in shareholders equity for the nine months ended September 30, 2008:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2007	52,305,129	$52,343	$131,282,687	$(88,448,353)	$(9,418)
Net loss	—	—	—	(18,963,149)	—
Common stock issuance	3,295,920	3,296	12,808,075	—	—
Common stock issued for stock option exercise	169,250	169	182,871	—	—
Common stock issued for deferred compensation	115,250	116	92,085	—	—
Stock compensation expense	—	—	1,846,990	—	—
Balances, September 30, 2008	55,885,549	$55,924	$146,212,708	$(107,411,502)	$(9,418)

10.          IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recent Accounting Pronouncements

Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a common definition for the measurement of fair value for use in applying generally accepted accounting principles in the United States of America and in preparing financial statement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157, on January 1, 2008, and did not have a material impact on our financial condition, results of operations or cash flows. On February 8, 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB 157” (FSP 157-2) which partially deferred the provisions of FAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities.  Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets.  We do not believe the adoption of SFAS 157 will have a material effect on our non-financial assets and liabilities in our consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements.    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company does not expect the future impacts and disclosures of this standard to have a material effect on its financial statements or disclosures.

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

11.          EARNINGS PER SHARE

Basic earnings per share include no dilution and are computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 6,517,162 and 5,950,262 were excluded from the calculation of earnings per share for the three and nine months ended September 30, 2008, respectively, because they were anti-dilutive due to our net loss position for these periods.

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

13.          COMMITMENTS AND CONTINGENCIES

In June 2008, a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands.  The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008.  The Company entered a general denial of the claims.  On September 24, 2008 the mineral owners amended their suit to include a declaration that the lease held by the Company on the adjacent lands was not valid.  The Company has entered a general denial to the amended complaint.  On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter.  The Company will defend the case vigorously.  While the Company believes that the lease on the adjacent lands is valid, counsel to the Company is unable to predict the outcome of the litigation.  A determination of invalidity of the lease on the adjacent lands on which the Company has previously produced uranium could have a material adverse affect on the Company’s financial condition.

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

Overview

URI explores for and produces uranium in South Texas where it has three operations:  Kingsville Dome, Vasquez and Rosita.  URI also has 101.2 million pounds of in place mineralized uranium material on 180,000 acres in New Mexico and a Nuclear Regulatory Commission license to mine uranium at our Churchrock project in New Mexico.

Our strategy has been comprised of two fronts: advancing our New Mexico assets towards production and rebuilding our reserve base in Texas in order to continue production that provides cash to fund operations.

Over the last year we have taken actions to execute our strategy and have had to adjust appropriately as the market for uranium changed.  Our South Texas operations are heavily influenced by the price of uranium both on the spot and long-term markets.  The spot price of uranium, which has fluctuated in the last year from a high of $136.00 to a low of $44.00 in October 2008, has been the primary driver of the strategic decisions of the Company.  Similarly, published long-term contract prices dropped from $82.50 at June 30, 2008 to $75.00 at September 30, 2008 and $70.00 per pound at the end of October 2008.

While uranium prices have declined, the more recent wellfields that we have brought on line this year have been of lower grade and had lower levels of recovery than previous wellfields resulting in lower production levels and higher production costs in both dollars spent and on a per pound basis.  Falling prices and rising costs have led to a decline in margins to a level that we believe does not justify further wellfield development at any of our projects and, therefore, have deferred all activities for delineating or developing wellfields until a stronger pricing environment is realized.

For the long term, we believe that the strong fundamentals of the uranium market will lead to a substantial recovery of prices over the next several years.  Rising demand and the consumption of inventories will lead to a measurable increase in the demand for primary production in the next 20 years.  To that end, we have adjusted our activities for the near term in order to be in a strong position to achieve our strategic goals in the long term.

South Texas Production:  At September 30, 2008, we had five operating wellfields:  three at Kingsville Dome, one at Vasquez and one at Rosita.  As of the end of October 2008, one wellfield at Kingsville Dome was shutdown after the depletion of reserves; as was the last wellfield at Vasquez.  The Vasquez project has been depleted of economically recoverable reserves.

The Rosita wellfield, where oxygen injection started in June 2008, resulted in low levels of production using our standard in-situ recovery mining techniques.  In late July, URI began employing a series of alternative operational strategies including the use of various oxidants in an attempt to improve recovery levels.  In conjunction with this evaluation, a program of well reversals, where injection and extraction wells are alternated, was utilized.  While these tests did improve production over previous levels, the higher cost of production combined with lower uranium prices did not allow the operation to continue on a positive cash basis and production was suspended in October 2008.  Although technically challenging, we believe the reserves from this wellfield can be produced economically at higher prices.

By the end of the first quarter of 2009 we expect all production will cease until there is a recovery in uranium prices.  For the period October 1, 2008 through the end of the first quarter of 2009, we anticipate production will be approximately 45,000 to 60,000 pounds.

Reserve development:  A significant portion of the cash on hand at September 30, 2008 was generated from the $12.9 million in net proceeds received from the sale of common stock and warrants in a private placement in May 2008.  The equity was raised to fund the acquisition, exploration, permitting and development of new and existing properties in South Texas to increase our resource base in an effort to extend production at our Texas operations beyond 2009 and for general corporate purposes.  We conducted drilling activities on several of our exploration targets during the last six months, including 280 holes on the Marshall property, 100 holes at the South Rosita property and 13 holes on the Cooke property.  Drilling on Marshall identified two areas of interest in four sands, and we are evaluating the potential uranium resource on this project.  We also have completed some initial drilling on the Mosser property. At Kingsville, we conducted exploration drilling on our potential extension to PAA2 (known as PAA2 extension), but recently suspended drilling due to poor results.  A preliminary program to identify additional ores within PAA3 have had mixed results to-date and will be put on hold.  Due to higher costs combined with the geologic and technical risk and unknown market risk, we have chosen to suspend our exploration activities until the economics justify further activity. We are seeking opportunities for the rights to potential uranium properties in South Texas in geographic areas that have historically held significant uranium resources.  There is no assurance that we will be successful in the acquisition of such properties, or if acquired, that such properties will contain commercially viable uranium deposits.

Liquidity -Cash Management:  With the recognition that production and prices were declining during the second quarter of 2008, we began to reduce our cost structure and reduced our employee base while implementing tighter spending controls and reducing public and government relations activities in New Mexico and Texas.  As of mid October, we had reduced hourly and salary employment from 190 in May down to 86.  Some of the effects of this activity were realized in lower general and administrative costs in the third quarter of 2008.  Since September, and the rapid descent of uranium prices, we made the recent decisions to produce out the remaining operating wellfields and further reduce costs.  Our near term plans are to operate with a core group of key employees that will focus on reclamation, maintenance and regulatory requirements.  We will make internal operational changes to be able to move quickly to capitalize on our assets as the uranium market improves.  Our objective is to reduce our cash requirements to a level that allows us to sustain our reclamation activities, continue our asset management and implement structural changes as needed without requiring outside sources of capital over the next eighteen to twenty-four months.

Financial Condition and Results of Operations

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Uranium Sales.  In the three months ended September 30, 2008, we sold 66,300 pounds generating revenue of $4.025 million ($60.71 per pound), compared with sales of 127,800 pounds in the same period of 2007 for revenue of $10.387 million ($81.25 per pound).  The decrease in sales revenue was the result of both the decrease in pounds sold as well as the reduction in sales prices realized as a result of an overall decrease in uranium spot market prices in 2008 compared with 2007.  In the first nine months of 2008, we sold 246,800 pounds generating revenue of $16.354 million ($66.28 per pound), compared with sales of 321,900 pounds in the same period of 2007 for revenue of $22.924 million ($71.22 per pound).  The decrease in sales revenue resulted from a decrease in the volume of pounds sold as well as a decrease in average sales price realized for our year to date 2008 sales.

Production and production costs.  In the three months ended September 30, 2008, we produced 62,700 pounds.  The Kingsville Dome project produced 45,200 pounds, the Vasquez project produced 9,800 pounds and the Rosita project produced 7,700 pounds.  This compares with production in the second quarter of 2008 which was 113,500 pounds.  Production in the third quarter of 2007 totaled 103,800 pounds, of which 98,000 pounds were from Kingsville Dome and 5,800 pounds were from Vasquez.

In the first nine months of 2008, we produced 259,600 pounds.  The Kingsville Dome project produced 218,100 pounds, the Vasquez project produced 33,800 pounds and the Rosita project produced 7,700 pounds.  This compares with production in the first nine months of 2007 which was 348,600 pounds of which 278,300 pounds were from Kingsville Dome and 70,300 pounds were from Vasquez.

The third quarter 2008 production downturn was caused by lower levels of production at Kingsville Dome and Vasquez from less prolific wellfields brought on in 2008 to replace depleted wellfields from 2007 coupled with a lack of development of, and production from additional wellfields during the quarter at these projects.  These lower quality wellfields require are also more costly as they require a greater number of operating wells in order to maintain the targeted flow rates for each wellfield.  Typically, production levels for projects are maintained by commencing production from new wellfields at the stage where production from older wellfields are declining as a result of these wellfields being in the latter stages of their production cycle.  The decision was made to defer the commencement of production at new wellfields at Kingsville Dome because of the increased cost of production seen from this project’s most recent wellfields considered with the current and near to mid-term market prices projections for uranium prices.  With our unit production costs increasing and sales prices declining, the decision was made to delay additional capital development necessary to bring on new wellfields until uranium market prices rebound to more profitable levels.

In addition, we began injecting oxygen into the production wells at our Rosita project in late June 2008 and based upon the results we determined that the standard ISR production techniques employed at Rosita produced unsatisfactory results.  In an attempt to increase recoveries, we reworked a number of wells to increase the flow rates in the wellfield and conducted a series of alternative operational strategies to increase production efficiencies.  While these techniques have demonstrated an increase in uranium production concentrations, the overall wellfields have shown uranium recoveries that are below originally projected amounts and at increased costs.  As a result of the increase in Rosita production costs and the decreases seen in uranium market prices, the decision has been made to suspend production at Rosita until uranium prices increase and production is economically justified. The timing of additional production and projected quantities from Rosita is currently uncertain.

The following table details our production and production cost breakdown for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Kingsville Dome production	45,200	98,000	218,100	278,300

Vasquez production	9,800	5,800	33,800	70,300

Rosita production	7,700	—	7,700	—

Total production	62,700	103,800	259,600	348,600

Total operating costs	$2,181,000	$1,867,000	$6,030,000	$5,165,000
Per pound operating costs	$34.78	$18.00	$23.23	$14.81
Total deprec. and depletion costs	$2,115,000	$1,081,000	$6,959,000	$5,312,000
Per pound DD&A cost	$33.74	$10.42	$26.81	$15.24
Total production cost	$4,296,000	$2,948,000	$12,989,000	$10,477,000
Production cost per pound	$68.52	$28.41	$50.04	$30.05

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

Reconciliation of production costs to cost of uranium sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating costs	$2,181,000	$1,867,000	$6,030,000	$5,165,000
Change in uranium inventory	(429,000)	131,000	(340,000)	176,000
Operating expense for uranium production sold	$1,752,000	$1,998,000	$5,690,000	$5,341,000
Depreciation and depletion costs	$2,115,000	$1,081,000	$6,959,000	$5,312,000
Change in uranium inventory	(241,000)	347,000	(840,000)	(585,000)
Depreciation and depletion for uranium production sold	$1,874,000	$1,428,000	$6,119,000	$4,727,000
Total production costs	$4,296,000	$2,948,000	$12,989,000	$10,477,000
Change in uranium inventory	(670,000)	479,000	(1,180,000)	(409,000)
Direct cost of uranium production sold	$3,626,000	$3,427,000	$11,809,000	$10,068,000

Cost of Uranium Sales.  The total cost of uranium sales in the first nine months of 2008 was $26.4 million compared with $13.2 million in the same period of 2007.  Included in the total costs of uranium sales in the 2008 nine-month period was $11.2 million of impairment charges related to the reduction in value of uranium assets due to the decline in uranium prices.  Total cost of uranium sales includes royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, costs related to evaluation of the realizability of our uranium properties and exploration costs.

The following table details the direct cost of uranium sold and royalties and commissions for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total pounds sold	66,300	127,800	246,800	321,900
Total operating expenses	$1,752,000	$1,998,000	$5,690,000	$5,341,000
Per pound operating expense	$26.42	$15.63	$23.06	$16.60
Depreciation and depletion	$1,874,000	$1,428,000	$6,119,000	$4,727,000
Per pound DD&A expense	$28.27	$11.17	$24.80	$14.68
Direct cost of uranium production sold	$3,626,000	$3,427,000	$11,809,000	$10,068,000
Direct cost of sales per pound	$54.69	$26.80	$47.86	$31.28

Royalties and commissions	$369,000	$1,297,000	$1,506,000	$2,718,000
Royalties and commissions per pound	$5.56	$10.14	$6.10	$8.44

We saw an increase in our overall production costs and cost of sales in the third quarter of 2008 compared with the second quarter of 2008 and the third quarter of 2007.  The increased production costs this quarter were caused by continued production at Kingsville Dome and Vasquez from our less prolific wellfields coupled with a lack of development of, and production from, new wellfields during the quarter at these projects.  This increase was seen in both the operating costs and in the depreciation and depletion costs for the quarter.  Additionally, production costs at our Rosita project were very high in relation to the amount of uranium production received during the quarter and was caused by the need to employ a series of alternative operational strategies in an attempt to increase recoveries and reduce production costs.  The implementation and testing of these various techniques cost approximately $575,000 in operating costs in the third quarter of 2008, whereas Rosita production for the quarter was only 7,700 pounds.  Depreciation and depletion production costs at Rosita were higher than similar capital costs at Kingsville Dome and Vasquez which contributed to the increase seen in production costs for the current quarter.

Our average cost of pounds sold in the quarter ended September 30, 2008 was $54.70 per pound with Kingsville Dome production contributing approximately 76% of total pounds sold during the quarter and Vasquez and Rosita pounds totaling approximately 19% and 5%, respectively.  Included in the cost of goods sold for the quarter was a lower of cost or market (“LCM”) adjustment to uranium inventories of $283,000 ($4.27 per pound).

Average cost of pounds sold in the first nine months of 2008 was $47.86 per pound with Kingsville Dome production contributing approximately 85% of total pounds sold during the period and Vasquez and Rosita pounds totaling approximately 13% and 2%, respectively.  The higher costs in the quarter ended September 30, 2008 and the first nine months of 2008 compared with the same periods in 2007 resulted from the same reasons we saw our increased production costs in the current year.  Included in the cost of goods sold for the period was a LCM adjustment to uranium inventories of $283,000 ($1.15 per pound).

Royalties and Commissions.    During the first nine months of 2008, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $1.5 million, representing 9.2% of sales.  During the same period of 2007, royalties and commissions for Vasquez and Kingsville Dome production sold were $2.7 million, or 11.9% of sales.  The decline was directly the result of lower sales volumes and lower sales prices.

Operating Expenses.    During the first nine months of 2008, operating expenses for Kingsville Dome, Vasquez and Rosita  production sold were $5.7 million.  This includes approximately $536,000 of pre-production costs related to our Vasquez and Rosita projects.  During the first nine months of 2007, operating expenses for Vasquez and Kingsville Dome production sold was

$5.3 million which includes pre-production costs at the Rosita project of $125,000.  As a result of our efforts to reduce our costs, operating expenses in the third quarter of 2008 were down $247,000 from the 2007 third quarter.

Depreciation and Depletion.    During the first nine months of 2008, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $6.1 million.  During the same period in 2007, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $4.7 million.  The increase in expense was directly the result of our higher capital costs for production year over year.

Accretion and Amortization of Future Restoration Costs.    Accretion and amortization of future restoration costs in the first nine months of 2008 and 2007 was $589,000 and $433,000, respectively and resulted from increases in our estimates for future asset retirement obligations (ARO’s) related to our future restorations and reclamation costs.

Impairment of Uranium Properties.    At September 30, 2008, we determined the carrying value of our uranium properties exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Such determination resulted in an impairment provision of approximately $11.2 million for the first nine months of 2008, $10.9 million of which was recorded in the third quarter.  The impairment provision recorded in the third quarter was approximately $4.6 million for the Kingsville Dome project and $6.3 million for the Rosita project.  The impairment provision recorded for the Vasquez project was approximately $298,000 for the nine months ended September 30, 2008.  (see Note 4.  Uranium Properties – Impairment of Uranium Properties)

General and Administrative Charges.    We incurred general and administrative charges and corporate depreciation of $2.1 million and $3.6 million, respectively in the three months ended September 30, 2008 and 2007 and $7.9 million and $8.3 million, respectively in the nine months ended September 30, 2008 and 2007.

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock compensation expense	$297,000	$1,636,000	$1,847,000	$3,192,000
Salaries and payroll burden	747,000	592,000	2,408,000	1,714,000
Legal, accounting, public company expenses	249,000	396,000	1,016,000	1,233,000
Insurance and bank fees	256,000	224,000	544,000	495,000
Consulting and professional services	261,000	485,000	1,201,000	1,010,000
Office, travel and other expenses	232,000	243,000	816,000	623,000

Total	$2,042,000	$3,576,000	$7,832,000	$8,267,000

The non-cash stock compensation expense recorded for the quarter and nine months ended September 30, 2008 and 2007 was from the recognition of expense related to the Company’s stock option and restricted stock grants.  The decline in this expense reflects the timing and number of option grants made in 2007 and the lower price of the Company’s stock relative to the historic periods.

Salary and payroll costs increases for the nine months presented resulted primarily from additional salaried positions in South Texas and New Mexico in the first nine months of 2008 compared with the same period in 2007.

The reduction in the Company’s legal, accounting and public company expenses in the first nine months of 2008 compared with 2007 resulted primarily from lower audit and consulting fees related to Sarbanes-Oxley compliance for ongoing evaluation activities incurred in 2008 compared with certain early 2007 costs for initial year compliance implementation.

The costs for consulting and professional services increased in nine months ended September 30, 2008 compared with 2007 and resulted from work performed in the review and assessment of our New Mexico property data bases to evaluate their potential as conventional mining projects and other costs related to community outreach and information campaigns designed to enhance public awareness of our planned New Mexico operations.  We also incurred increased costs for environmental, health and safety training, investor relations and media relations activities and for human resources and computer networking consultants.  Consulting and professional services fees declined 46%, or $224,000, in the third quarter of 2008 compared with the third quarter of 2009 as a result of our concerted effort to reduce costs.

Increased office, travel and other expenses incurred in the nine months ended September 30, 2008 compared with 2007 resulted primarily from the opening of a corporate office location in Albuquerque, New Mexico in October 2007, the move of the corporate headquarters to larger office space in September 2007 and increases in the South Texas Kingsville Dome operations office resulting from personnel additions.

Beginning in June and July 2008, we began implementing an aggressive cost reduction plan in order to lower our overhead cost structure.  Cost reductions included consolidation of our South Texas operations into Kingsville Dome resulting in the closure of our Corpus Christi office, reducing personnel, reducing legal fees and consulting and professional services and instituting tighter cost discipline throughout the organization.

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

Net Losses. For the three months ended September 30, 2008 we had a net loss of $14.0 million compared to net income in 2007 of $2.2 million.  For first nine months of 2008 and 2007 we had a net loss of $19.0 million and net income of $1.9 million, respectively.

Cash Flow.  At of September 30, 2008 we had a cash balance of approximately $13.0 million compared with $13.9 million at the same date in 2007.

In the first nine months of 2008, we had net cash flow provided by operations of $1.3 million.  We used $10.4 million in investing activities during the first nine months of 2008.  We increased the collateral supporting our South Texas financial surety requirements by $508,000 and also made significant additions to our South Texas and New Mexico property, plant and equipment of $9.9 million during the period.  These expenditures were primarily for wellfield development, evaluation drilling and plant and dryer upgrades at Kingsville Dome of $3.4 million and wellfield development, evaluation drilling and plant and dryer upgrades at Rosita of $4.4 million, additional wellfield development at Vasquez of $226,000, New Mexico property additions of $480,000 and other Texas property and other assets of $1,036,000.

In the first nine months of 2007, we had positive cash flow provided by operations of $10.3 million, resulting primarily from the higher volume of uranium sold and the increase in sales prices received under our uranium sales contracts that were amended in March 2006.  We used $17.2 million in investing activities during the first nine months of 2007.  These expenditures were primarily for wellfield development, evaluation drilling capital and plant and dryer upgrades at Kingsville Dome of $5.7 million, plant and equipment expenditures for restoration start-up at Vasquez of $541,000, Rosita and Rosita South project expenditures for wellfield development, evaluation drilling capital and plant and dryer upgrades of $5.3 million, other Texas property and other assets of $2.3 million and property additions in New Mexico of $592,000 primarily for license and permitting activities.  We also increased the collateral supporting our South Texas financial surety requirements by $2.9 million during the nine months ended September 30, 2008.

Liquidity—Cash Sources and Uses for 2008

As of September 30, 2008, the Company had $13.0 million in cash. A significant portion of the cash we had at September 30, 2008 was from the private placement in May 2008 which raised approximately $12.9 million in net proceeds.  As a result of the Company’s aggressive cost reduction activities, changes in wellfield development plans and reduced capital spending, management believes that the cash balance of $13.0 million at September 30, 2008 and the cash expected to be provided through operations in 2008 and early 2009 will be sufficient to maintain its liquidity for the next eighteen to twenty-four months.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5.6 million and $5.4 million were issued at September 30, 2008 and December 31, 2007, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2.8 million were issued for the benefit of the Company at September 30, 2008 and December 31, 2007. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at September 30, 2008 and December 31, 2007, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $138.00 per pound in June 2007 and were $46.00 per pound as of November 4, 2008.

ITEM 4.                                                     CONTROLS AND PROCEDURES

During the year ended December 31, 2007 and the nine months ended September 30, 2008, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 and September 30, 2008 were effective.

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

Changes in Internal Controls

During the first nine months of 2008 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

In June, 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands.  The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008.  The Company entered a general denial of the claims.  On September 24, 2008 the mineral owners amended their suit to include a declaration that the lease held by the Company on the adjacent lands was not valid.  The Company has entered a general denial to the amended complaint.  On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter.  The Company will defend the case vigorously.  While the Company believes that the lease on the adjacent lands is valid, counsel to the Company is unable to predict the outcome of the litigation.  A determination of invalidity of the lease on the adjacent lands on which the Company has previously produced uranium could have a material adverse affect on the Company’s financial condition

ITEM 1A.                    RISK FACTORS

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

URANIUM RESOURCES, INC.

Dated: November 10, 2008	By:	/s/ David N. Clark
David N. Clark
Director and
Chief Executive Officer

Dated: November 10, 2008	By:	/s/ Thomas H. Ehrlich
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

E-1

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