Form 10-K
period 2008-12-31
URANIUM RESOURCES INC /DE/
filed 2009-03-11
CIK 839470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

          The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2008, was approximately $125,880,730. Number of shares of Common Stock, $0.001 par value, outstanding as of March 9, 2009: 56,098,229 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K report are incorporated by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2009 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

i

ii

PART I

        The "Company" or "Registrant" or "URI" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-K contains "forward-looking statements." These statements include, without limitation, statements relating to management's expectations regarding the Company's ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Risk Factors" beginning on page 11.

        Certain terms used in this Form 10-K and other industry terms are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

Item 1.    Business.

The Company

        Uranium Resources, Inc. (URI) is a uranium exploration, mine development and production company. We were organized in 1977 to acquire and develop uranium mines in South Texas using the in-situ recovery mining process (ISR). Since its founding, URI has produced over 8 million pounds U3O8 from five Texas projects, two of which have been fully restored and returned to the land owners. The Company currently has two fully licensed ISR processing facilities in Texas: Kingsville Dome and Rosita. Since 1986, the Company has built a significant asset base in New Mexico that includes 101.4 million pounds U3O8 of in-place mineralized uranium material on 183,000 acres of uranium mineral holdings. We have also been issued a Nuclear Regulatory Commission (NRC) license to build a 3 million pound U3O8 per year ISR processing facility at Crownpoint, New Mexico.

New Mexico Assets

        URI holds a NRC source materials license to build and operate an ISR uranium processing facility on company-owned property at Crownpoint, New Mexico. The license allows for ISR mining at the Church Rock and Crownpoint projects that together hold nearly 34 million pounds U3O8 of in-place mineralized uranium material. The license allows for the production of up to 1 million pounds per year from Church Rock until a successful commercial demonstration of restoration is made; after which the quantity of production can be increased and mining on other properties can begin. Total production under the license is limited to 3 million pounds U3O8 per year. This project is currently being delayed due to depressed uranium prices and by a lawsuit to determine whether the U.S. Environmental Protection Agency ("USEPA") or the State of New Mexico has the jurisdiction to issue the Underground Injection Control (UIC) program permits. The Company believes production could begin within 18 - 24 months after obtaining this permit assuming uranium market improvements.

        Overall in New Mexico, the Company owns 183,000 acres of mineral holdings that contain approximately 101.4 million pounds U3O8 of in-place mineralized uranium material that has been verified by an independent engineering firm. A substantial amount of our total acreage remains unexplored or currently has insufficient data to estimate in-place mineralized materials. These properties were acquired during the 1980s and 1990s along with a vast database of exploration logs and drill results that were developed by Conoco, Homestake Mining, Mobil Oil, Kerr-McGee, Phillips Petroleum, United Nuclear and Westinghouse Electric Corporation. Three of our properties were in various stages of being developed as conventional underground mines in the early 1980s with a total designed capacity to produce approximately 4.5 million pounds U3O8 per year. We also possess a 16.5%

royalty interest on a partial section of the Mount Taylor Mine owned by Rio Grande Resources, a division of General Atomics.

        Since 2007, we have digitized approximately 18,800 drill logs in order to secure the data and allow for easier analysis of drill hole information. These logs total nearly 23 million feet of hole drilled in the 1970s and 1980s with an estimated drilling and logging replacement cost of $700 million.

        The Company plans to develop its uranium assets in New Mexico using the most economic and efficient method for each project and will be subject to improvements in uranium prices. These mining methods may include the use of ISR, old stope leaching, and conventional mining techniques.

Texas Production History and Current Status

        The Company developed and produced over 560,000 pounds U3O8 from the Longoria and Benavides projects in the early 1980s. These properties were fully restored between 1986 and 1991. From 1988 through 1999, we produced approximately 6.1 million pounds U3O8 from two South Texas projects: 3.5 million pounds from the Kingsville Dome project and 2.6 million pounds U3O8 from the Rosita project. In 1999, we shut-down production at both projects due to depressed uranium prices. We had no revenue from uranium sales between 2000 and the fourth quarter of 2004, and therefore had to rely on equity infusions to fund operations and maintain our critical employees and assets.

        After uranium prices rose significantly in 2004, we placed our South Texas Vasquez property into production during the fourth quarter of that year. In April 2006, Kingsville Dome returned to production followed by a startup of Rosita in June 2008. From 2004 to the end of 2008, these three projects produced a total of 1.4 million pounds of U3O8.

        The Vasquez project was mined out in 2008 and is now being restored. Rosita production was shut-in in October 2008 due to depressed pricing and technical challenges in the first new wellfield that made it uneconomical. The decline in uranium prices throughout 2008 also led to a decision in October 2008 to defer new wellfield development at Rosita and Kingsville Dome. Production continued in two existing wellfields at Kingsville Dome and is expected to be completed by the end of March 2009. By the end of March 2009, the Company does not expect to have any operating mines in Texas.

        The Company believes it has sufficient in-place mineralized uranium material to produce a total of 300,000 to 500,000 pounds U3O8 over a one to two year period should realized uranium prices recover to the level of $70 per pound U3O8, which is the current long-term uranium price. Production could begin within 6 - 12 months after a decision to restart is made. Longer-term, additional production could come from new production area authorizations at Kingsville Dome, however, this may take a considerable period of time given local opposition.

2008 Events

        On May 12, 2008, oral arguments were heard in the United States Court of Appeals for the Tenth Circuit in the jurisdictional dispute between the Company aligned with the State of New Mexico, and the USEPA over who has authority to issue the Underground Injection Control (UIC) program permits. This is the final permit needed before mining can commence at the Church Rock Project. As of March 11, 2009, the court has not yet issued its ruling.

        On May 16, 2008, we closed a negotiated private placement with institutional investors for shares of our common stock and warrants. The sale raised $12.8 million, net of costs and fees. The net proceeds of the offering were or will be used for the acquisition, permitting, exploration and development of additional properties in Texas as well as for general corporate purposes.

        In June 2008, the Company and Billiton Investment 15 B.V. agreed to terminate an agreement dated October 12, 2007 under which URI agreed to purchase Rio Algom Mining LLC. Changing capital and uranium market conditions prevented the Company from securing the $180 million that would have been required to finance the acquisition. URI incurred a total of $1.42 million in costs associated with the transaction and these costs were expensed in 2008 upon termination of the agreement.

        By October 2008, the Company had closed its Corpus Christi, TX and Albuquerque, NM offices, curtailed production and exploration activities in Texas, and completed its data evaluation activities in New Mexico as part of a cost reduction effort.

        In November 2008, we announced that the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department granted URI a permit to conduct exploratory drilling in the Ambrosia Lake area, where the Company has approximately 2.4 million pounds of mineralized uranium material combined on several sections.

        In December 2008, we eliminated three executive officer positions, adopted a salary reduction program for all executives and continue to make further cost reductions.

Review of 2008 Production and 2009 Operational Plans

        The Company produced 300,800 pounds U3O8 in 2008 from our Kingsville Dome, Rosita and Vasquez projects. During 2008, we placed five new wellfields into production at Kingsville Dome and one new wellfield at Vasquez. Production from a new wellfield at Rosita was begun in June 2008. However, technical difficulties that raised the cost of production coupled with a sharp drop in uranium prices led to the decision to shut-in this wellfield in the fourth quarter of 2008 after 10,200 pounds were produced.

        Because of the downturn in the uranium market during 2008, the Company decided in October to limit near-term production to existing wellfields. In the fourth quarter, production was reduced to the two remaining operating wellfields at Kingsville Dome. Production from these wellfields is expected to be completed by the end of March 2009. The Company also ceased the majority of its exploration and development activities in Texas in the fourth quarter of 2008.

        During 2008, the Company invested $1.6 million in exploratory drilling in South Texas primarily on the Mosser and Marshall properties we acquired in 2007. We found significant mineralization on the Marshall property; however, further evaluations need to be completed to determine if this property can be mined by ISR methods.

        The Company has signed an agreement with the Kenedy Memorial Foundation, to test 165 water wells on a portion of the Kenedy Ranch, located in South Texas for uranium, radium and radon to determine if there is a potential for uranium mineralization. These tests are scheduled to take place during the first half of 2009.

        By the end of March 2009 we expect our South Texas operations to be fully devoted to restoration activities at Vasquez, Kingsville Dome and Rosita. Full scale restoration of the groundwater at the Vasquez project commenced in the fourth quarter of 2008. At Kingsville Dome, the Company has been restoring Production Areas 1 & 2 while producing from Production Area 3, with such production expected to cease by the end of March 2009.

        The Company is working with Texas A&M-Kingsville to evaluate the use of dissolved hydrogen to enhance bioremediation of mined zones at Kingsville Dome. A test will be conducted on a small portion of a previously mined wellfield at Kingsville Dome. The test is expected to begin in March 2009 and be completed within 9 to 12 months. We are also working with other active ISR mining companies as well as several government labs and agencies to evaluate and develop new technologies in an effort to enhance groundwater restoration methods for ISR mines.

        During 2008, the Company applied for and was issued a permit to drill up to 10 exploration holes on Section 13 T13N R9W, six miles west of San Mateo, New Mexico. The objective of this project is to obtain core samples in order to test the amenability for ISR mining on this property. We also completed the digitizing of 23 million feet of drill hole logs during the year which will allow us to further evaluate company-owned properties and data.

        During 2009, our focus in New Mexico will be to continue the requisite government and public relations activities needed to advance toward production at all of our projects beginning with the Church Rock mine of the Crownpoint Project. The Company is also partnering with the Navajo Nation EPA on a study to perform a comprehensive environmental characterization of the Church Rock mine site at Section 17 and lands adjacent to the site area. To that end, the Company and the Navajo Nation have reached agreement on a characterization work plan. The work plan is projected to be executed during the spring of 2009.

Strategy

        The Company adopted a strategic plan in March 2007 that established a goal to produce 10 million pounds of uranium annually by 2014 using both ISR and conventional mining and milling methods. As part of our strategy, we intend to build our uranium reserves to between 200 and 300 million pounds through exploration of our own properties and by acquisition of additional properties. However, the change in the uranium market and the lack of support in the capital markets for the uranium industry has made the achievement of our strategic goals more challenging. As a result, we have modified our plan by not limiting the timeframe in which to achieve our production goal and to identify how we can capitalize on our assets in the near term.

        In Texas, we believe we are well positioned to take advantage of a consolidation of the uranium industry. URI owns two fully-licensed ISR processing facilities that are both capable of receiving and processing resin from remote ion exchange satellite mines. This could allow us to either acquire new projects or potentially monetize valuable assets should we decide to focus company resources in New Mexico. We also have the capability, although limited, to generate cash from renewed production once uranium prices recover. Until then, the Company will focus on completing groundwater restoration activities at our three mining projects, which we believe will help demonstrate the environmental soundness and safety of ISR mining.

        In New Mexico, the Company's strategy is to develop our considerable assets beginning with the startup of the Crownpoint Uranium Project. This ISR production facility could produce up to 3 million pounds per year under our NRC license, the only such license in the state. The Company believes there are more than 200 million pounds of mineralized uranium material owned by URI and other parties that could be developed using ISR production methods and processed at our Crownpoint plant using remote ion exchange technology. We will continue our work to educate the public and government officials on the safety of ISR and conventional mining in an effort to begin uranium mining in New Mexico.

Uranium Reserves/Mineralized Material

        In accordance with the SEC's Guideline on Non-Reserve Mineralized Material, and as shown in the following table, we estimate 101.4 million pounds of in-place mineralized uranium material on our New Mexico properties as of December 31, 2008. This estimate reflects our ongoing reevaluation of our New Mexico properties, including our decision to consider development of certain properties by conventional mining and milling methods in addition to ISR methods. The estimate for each New Mexico property is based on studies and geologic reports prepared by prior owners, along with studies and reports prepared by geologists engaged by the Company. The estimates presented below were reviewed and affirmed by Behre Dolbear & Company (USA) an independent private engineering firm in their report dated February 26, 2008.

 SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED
MATERIAL IN NEW MEXICO

Property	Tonnage Millions	Grade Percent	Non-Reserve Mineralized Material Millions of Lbs U3O8
Mancos	5.2	0.11%	11.3
Church Rock	7.8	0.12%	18.6
Nose Rock	7.6	0.15%	21.9
West Largo	2.8	0.30%	17.2
Roca Honda	3.9	0.19%	14.7
Crownpoint	4.8	0.16%	15.3
Ambrosia Lake	0.71	0.17%	2.4

		Total	101.4

        The following table summarizes our estimates of Proven Reserves for our Kingsville Dome and Rosita properties in South Texas.

SUMMARY OF IN-PLACE RESERVES IN SOUTH TEXAS

Property	Tonnage Millions	Grade Percent	Proven Uranium Reserves Millions of Lbs U3O8 at 12/31/08
Kingsville Dome	0.065	0.076%	0.100
Rosita	0.138	0.081%	0.224

		Total	0.324

        Additionally, we have completed wide spaced drilling on extensions of the Kingsville Dome properties that we intend to mine after the identified reserves have been mined. When we finish the delineation drilling for the wellfields on those extensions we will then assign reserve numbers thereto.

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

        In March 2006 we entered into new contracts with Itochu and UG that superseded the existing contracts. Each of the new contracts calls for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of such contracts are summarized below.

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

        On December 5, 2006, HRI-Church Rock, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with a wholly-owned subsidiary of Itochu to develop jointly our Church Rock property in New Mexico (the "Joint Venture"). Such agreement was terminated on March 6, 2009. (See "Business—Joint Venture for Church Rock Property", below).

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

Joint Venture for Church Rock Property

        On December 5, 2006, HRI-Churchrock, Inc., a wholly-owned subsidiary of the Company, entered into a Joint Venture with a wholly-owned subsidiary of Itochu to develop jointly our Church Rock property in New Mexico. The Joint Venture provided Itochu an opportunity to participate in New Mexico uranium production in exchange for renegotiating their sales contract with the Company. The new contract included a provision to allow the Company to receive up to an additional $2.10 per pound for certain South Texas uranium production sold to Itochu.

        A feasibility study was completed and delivered at the end of 2006 at a cost of $675,000 that was funded by Itochu. Under the terms of the Joint Venture, both parties had until April 2, 2007 to make a Preliminary Investment Decision whether to move forward with the Joint Venture. Over the past two year the parties had executed multiple extension agreements which extended that date until March 2, 2009. As a result of the extensions, the Company realized approximately $590,000 additional revenue on its South Texas production sold to Itochu since April 2007.

        On March 6, 2009 we received notification that Itochu had made a negative Preliminary Investment Decision for the Joint Venture which resulted in the termination of the Joint Venture. Such action eliminates the potential for reinstatement of the original delivery contracts with Itochu for South Texas production. However, depending on spot market prices, our sales price may be reduced by up to $2.10 per pound on some of our South Texas production for future deliveries under the contract. With the termination, the Company now retains 100% ownership of the approximately 18.6 millions pounds of in place mineralized uranium material at Church Rock.

Overview of the Uranium Industry

        The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association, as of January 2009 there are now 436 nuclear power plants operating in the world with an annual consumption of about 170 million pounds of uranium. In addition, the WNA lists 43 reactors under construction, 108 being planned, and 266 being proposed.

        Based on reports by Ux Consulting Company, LLC, or Ux, the preliminary estimate for worldwide production of uranium in 2008 is 115 million pounds. Ux reported the gap between production and demand was filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium, or HEU, inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. These secondary supplies are currently meeting nearly a third of worldwide demand, but are depleting.

        Spot market prices rose from $21/lb in January 2005 to a high of $136/lb in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power, and by the fact that secondary supplies are either becoming depleted or will not be available. The sharp price increase was driven in part by high levels of utility buying, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure being placed on uranium prices since the third quarter of 2007. During 2008, the spot market price for uranium ranged between a high of $90/lb. in January to a low of $44/lb. in October. As of March 2, 2009, the spot price was $43.75/lb and the long-term contract price was $70/lb. We believe the higher long-term price reflects the continued strong future fundamentals for the uranium market.

        The following graph shows annual average spot prices per pound from 1982 to 2008 and the average price for the period January 1, 2009 to March 2, 2009, as reported by Trade Tech and Ux.

Ux Average Annual U3O8 Spot Price

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

        In the ISR process, groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface. The fluid-bearing uranium is then circulated to an ion exchange column on the surface where uranium is extracted from the fluid onto resin beads. The fluid is then reinjected into the ore body. When the ion exchange column's resin beads are loaded with uranium, they are removed and flushed with a salt-water solution, which strips the uranium from the beads. This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium concentrates.

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

        New Mexico has also been granted primacy for its program. The Navajo Nation has been determined eligible for treatment as a state, but it has not requested the grant of primacy from the USEPA for uranium related UIC activity. Until the Navajo Nation has been granted primacy, ISR uranium mining activities within Navajo Nation jurisdiction will require UIC permit from the USEPA. Despite some procedural differences, the substantive requirements of the Texas, New Mexico and USEPA underground injection control programs are very similar.

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

        The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has a combination of bank Letters of Credit (the "L/C's) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C's were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). The L/C's relate primarily to our operations at our Kingsville Dome and Vasquez projects and amounted to $5,629,000 and $5,360,000, at December 31, 2008 and 2007, respectively. The L/C's are collateralized in their entirety by certificates of deposit.

        The performance bonds were $2,835,000 on December 31, 2008 and 2007, respectively, and related primarily to our operations at Kingsville Dome and Rosita. USF&G has required that the Company deposit funds collateralizing a portion of the bonds, and we have deposited approximately $385,000 and

$378,000 at December 31, 2008 and 2007, respectively, as cash collateral for such bonds. We are obligated by agreement with the bonding company to increase the cash collateral to an amount equal to 50% of the amount of the bonds, plus an additional $0.50 for each pound of uranium produced until the account accumulates an additional $1.0 million.

        We estimate that our actual reclamation liabilities for prior operations at Kingsville Dome, Vasquez and Rosita at December 31, 2008, are about $9.8 million of which the present value of $7.0 million is recorded as a liability as of December 31, 2008. Under an agreement reached on March 1, 2004 with the Texas regulatory agencies and our bonding company, we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding. This agreement expired on August 31, 2007. As a result, the Company is now required to post adequate financial surety, and as of December 31, 2008 has posted letters of credit in the amount of $5.6 million, which are cash collateralized in full.

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

Competition

        A primary area of competition is in the identification and acquisition of properties with high prospects of potential producible reserves that are suitable for our size operation. We believe that we compete with 10 to 20 junior exploration companies for both properties as well as skilled personnel.

        The Company competes for markets for our uranium primarily based on price. We market uranium to utilities and commodity brokers and are in direct competition with supplies available from various sources worldwide. We believe we compete with approximately 10 to 20 operating companies in the mining and sale of uranium.

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

General Risks and Uncertainties

         We expect to cease our uranium production by the end of March 2009. If we cannot add additional reserves to replace production in the future, monetize certain existing Company assets and/or have the ability to access additional sources of private or public capital we may not be able to remain in business.

        Our Vasquez project has been depleted of its economically recoverable reserves and our Rosita and Kingsville Dome projects have minimal identified economically recoverable reserves. Our future uranium production, cash flow and income are dependent upon our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We cannot assure investors that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves.

         Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

        We have made the decision to defer all activities for delineation and development of new wellfields at our South Texas projects and expect production from our remaining operating wellfields at Kingsville Dome to be depleted in the first quarter of 2009. This decision will limit our ability to generate additional cash from operations. Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate our business at a level that will permit us to cover our fixed costs or to remain in operation.

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

        In February 2007, the United States Environmental Protection Agency, or USEPA, determined that Section 8 of our Church Rock property was Indian Country and that the USEPA and not the state of New Mexico has the authority to issue the Underground Injection Control, or UIC, permits for Section 8 that are a precondition to mining. We have appealed that decision to the United States Court of Appeals for the Tenth Circuit. The case has been briefed, and oral argument occurred on May 12, 2008. The expansive definition of Indian Country adopted by the USEPA may encompass properties owned by non-Indians within Navajo chapters in New Mexico. If that expansive definition prevails, as much as 84% of our in-place mineralized uranium materials in New Mexico could be in Indian Country.

         We may not be able to mine a substantial portion of our uranium in New Mexico until a mill is built in New Mexico.

        A substantial portion of our uranium in New Mexico may not be able to be mined unless a mill is built in New Mexico.

         Itochu has made a negative Preliminary Investment Decision resulting in the termination of our Joint Venture with them for the development of the Church Rock Property and we do not have a committed source of financing for the development of our Church Rock Property.

        On December 5, 2006, HRI-Church Rock, Inc., a wholly owned subsidiary of the Company, entered into a joint venture with a wholly owned subsidiary of Itochu Corporation to develop jointly our Church Rock property in New Mexico. Under the terms of the joint venture, both parties had until April 2, 2007 to make a preliminary investment decision whether to move forward with the joint venture. The parties then agreed to extend that date to March 2, 2009. On March 6, 2009 we received notification that Itochu had made a negative Preliminary Investment Decision for the Joint Venture which resulted in the termination of the Joint Venture. With the negative investment decision, the joint venture terminated and we do not have a committed source of financing for the development of our Church Rock property, but we will retain all of the rights to the asset.

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

         Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities and other dangers. If we are unable to maintain adequate insurance, or liabilities exceed the limits of our insurance policies, we may be unable to continue operations, which may result in a loss of an investors' investment.

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

        There is global competition for uranium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of uranium, there are approximately 15 major producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

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

         Because we have limited capital, inherent mining risks pose a significant threat to us compared with our larger competitors.

        Because we have limited capital, we are unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, interruptions due to weather conditions and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability.

         We may need to obtain additional financing in order to implement our business plan, and the inability to obtain it could cause our business plan to fail.

        As of December 31, 2008, we had approximately $12.0 million in cash. We could require additional financing in order to complete our plan of operations. We may not be able to obtain all of the financing we require. Our ability to obtain additional financing is subject to a number of factors, including the market price of uranium, market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. In recognition of current economic conditions and the planned shut-down of production we have significantly reduced our spending, delayed or cancelled planned activities and substantially changed our current corporate structure. However, these actions could have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.

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

         Over 29.8% of our Common Stock is controlled by 2 record owners and management.

        Over 21.1% of our Common Stock is controlled by two significant stockholders. In addition, our directors and officers are the beneficial owners of approximately 8.7% of our Common Stock. This includes, with respect to both groups, shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company's principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

         The availability for sale of a large amount of shares may depress the market price of our Common Stock.

        As of December 31, 2008, 55,955,549 shares of our Common Stock were currently outstanding, all of which are registered or otherwise transferable. The availability for sale of a large amount of shares or conversion of the Company's outstanding warrants by any one or several shareholders may depress the market price of our Common Stock and impair our ability to raise additional capital through the public sale of our Common Stock. We have no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our Common Stock of the sale by them of their shares.

         Terms of subsequent financings may adversely impact an investor's investment.

        In order to finance our cash needs, we may have to raise equity or debt in the future. We currently have no authorized preferred stock. An investor's rights and the value of an investor's investment in our Common Stock could be reduced. For example, if we have to issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results.

         Shareholders could be diluted if we were to use Common Stock to raise capital.

        Shareholders may be diluted in their ownership if we raise capital. Direct dilution would occur if we sell Common Stock or debt convertible into Common Stock, with conversion and other terms which large institutions can negotiate for substantial capital financings which result in more favorable terms than buying stock in the market. Indirect dilution would occur if institutional financing is raised for a subsidiary company. In this scenario, the percentage of the subsidiary held by us would be diluted.

        Additionally, should the Company complete an equity offering which triggers the provisions of certain ratchet warrants issued in May 2008, such transaction could have a significant dilutive effect on the Company's shareholders.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

South Texas

        We currently control 3 major properties in the state of Texas. The Kingsville Dome, Rosita and Vasquez properties are shown in Figure No. 2.1 and are described below.

Figure No 2.1. Texas Properties Location Map

LA SALLE
MCMULLEN
LIVE OAK
FREER
Rosita & Rosita South Site
DUVAL
BENAVIDES
SAN DIEGO
ALICE
KINGSVILLE
Kingsville Dome Site
KLEBERG
Vasquez Site
HEBBRONVILLE
JIM HOGG
BROOKS
KENEDY
NUECES
CORPUS CHRISTI
SAN PATRICIO
WEBB
Legend
Interstate Highway
U. S. Highway
State Highway
County Highway
Community
N
TEXAS
URI, Inc.
URI Properties
SOUTH TEXAS
AREA INDEX MAP

  Kingsville Dome (Figure 2.2)

        The Property.    The Kingsville Dome property consists of mineral leases from private landowners on about 2,354 gross and net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25%. The leases have expiration dates ranging from 2000 to 2007, however we hold most of these leases by production; and with a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage. Mineralization is found in the Goliad formation at depths of 600 to 750 feet.

        Production History.    Initial production commenced in May 1988. From then until July 1999, we produced a total of 3.5 million pounds. Production was stopped in July 1999, because of depressed uranium prices. We resumed production at Kingsville Dome in April 2006 produced 94,100 pounds in

2006; 338,100 pounds of uranium in 2007 and 254,000 in 2008. We spent about $10.4 million in capital expenditures in 2006; $8.0 million in capital expenditures in 2007 and $3.6 million in 2008.

        Permitting Status.    A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, additional authorizations under the area permit are required. Approval of our Production Area Authorization #3 was received in February 2006 which allowed for the start-up of production at Kingsville Dome in April 2006. See "Legal Proceedings ."

        Restoration and Reclamation.    During 2008, we conducted restoration activities as required by the permits and licenses on this project, spending approximately $349,000 on such activities. In 2007 and 2006, we spent about $595,000 and $321,000 in restoration costs.

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

        Production History:    Initial production commenced in 1990. From then until July 1999, URI produced a total of 2.64 million pounds. Production was stopped in July of 1990 because of depressed uranium prices. Production from a new wellfield at Rosita wellfield was begun in June 2008. However, technical difficulties that raised the cost of production coupled with a sharp drop in uranium prices led to the decision to shut-in this wellfield after 10,200 pounds were produced.

        In order to restart the plant facility, we spent about $4.5 million, 5.0 million and $2.8 million in 2008, 2007 and 2006, respectively for plant refurbishment and wellfield development. We are conducting restoration and reclamation, of which $465,000 was spent in 2008. In 2007 and 2006, we spent about $820,000 and $676,000 for restoration and reclamation activities.

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

Figure No. 2.3. Rosita Property Mineral Ownership

  Vasquez (Figure 2.4)

        The Property.    We have a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expired in February 2008; however, we hold the lease by production. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound. Mineralization is found in the Oakville formation at depths of 200 to 250 feet.

        Production History.    We commenced production from this property in October 2004. We spent about $355,000 in capital expenditures at Vasquez and produced 36,600 pounds of uranium in 2008. We spent about $1.3 million in capital expenditures at Vasquez and produced 78,600 pounds of uranium in

2007. We spent about $3.4 million in capital expenditures at Vasquez and produced 165,000 pounds of uranium in 2006. We are conducting restoration and reclamation, of which $224,000 and $33,000 was spent in 2008 and 2007, respectively.

        Permitting Status.    All of the required permits for this property have been received.

Figure No. 2.4. Vasquez Property

  Marshall Exploration Property (figure 2.6).

        The Marshall Property is a Goliad and Oakville prospect consisting of 1953 gross and net acres. It is located in Duval and McMullen counties, Texas. During the year we drilled 280 exploration holes and discovered significant mineralization. Further evaluation will need to be conducted to determine if this property can be mined using ISR methods.

Figure No. 2.6. Marshall Exploration Property

 New Mexico Properties

        General.    We have various interests in properties located in New Mexico (Figure 2.7). We have fee lands, patented and unpatented mining claims, mineral leases and some surface leases. We have spent $12.9 million to date on permitting for New Mexico. Additional expenditures will be required and could be material. We are unable to estimate the amount. We expect that whatever is spent will occur over multiple years. See "Legal Proceedings" for a discussion of the current status of our license for New Mexico

Figure No. 2.7. Location of New Mexico Properties

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

  Church Rock/ Mancos (Figure 2.8)

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

        The surface estate on Section 17, Mancos Section 13 and Mancos Section 7 is owned by the United States Government and held in trust for the Navajo Nation. On those sections we have royalty obligations ranging from 5% to 6 1/4% and a 2% overriding royalty obligation to the Navajo Nation for surface use agreements. The total royalties on Section 8 depend on the sales' price of uranium. Aggregate royalties are potentially as much as 39.25% at the current price of uranium.

        Development Plan.    We anticipate that Church Rock will be the first of our New Mexico properties we will develop. We spent about $421,000, $504,000 and $305,000 in 2008, 2007 and 2006, respectively, for permitting activities and land holding costs. In December 2006, we entered into a joint venture with Itochu to jointly develop this property and in March 2009 the joint venture was terminated (see "Business—Joint Venture for Church Rock Property").

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

        Development Plan.    We spent about $127,000, $164,000 and $91,000 in 2008, 2007 and 2006, respectively, for permitting activities and land holding costs.

        Water Rights.    We have three pending applications for appropriations of water, which give us the first three "positions in line" on the hearings list for the San Juan Basin. Certain of the water rights may involve a claim of jurisdiction by the Navajo Nation.

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

Figure No. 2.10. Nose Rock Property Mineral Ownership

  West Largo (Figure 2.11)

        The West Largo property is comprised of six contiguous sections of land located in McKinley County, New Mexico about 21 miles north of the town of Milan, New Mexico and about three miles west of State Highway 509. Access is via a nine-mile 4-wheel drive road from State Highway 509. The minerals on sections 17, 19, 21 and 29 T15N, R10W are held in fee and the minerals on sections 20 and 28 T15N, R10W are held by 75 unpatented federal mining claims (ID21 thru ID91 and ID95 thru ID98). The federal unpatented mining claims are held through the payment of a $125.00 assessment fee each year on each claim.

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

Figure No. 2.12. Roca Honda Property Mineral Ownership

        Potential ISR and OSL areas (Figures 2.13 & 2.14).    Several areas in T13N R 9 W and T14 N R 10W are being considered for early application of ISR methods (Sections 13 and 17 of T13N R9W and Sections 5 and 27 of T14 N R 10W). In November of 2008, we received a permit to drill up to 10 holes for the purpose of extracting core to evaluate the suitability of the property for ISR extraction. All land described is owned in fee.

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

        We acquired the Section 17 leases in the New Mexico Church Rock district from United Nuclear Corporation who had conducted underground mining for uranium on Section 17 and had reclaimed these properties. In the acquisition, we assumed any liability of United Nuclear Corporation for any remaining remediation work that might be required. The New Mexico Energy Minerals and Natural Resources Department has not determined what, if any, additional remediation would be required under the New Mexico Mining Act. If more remediation work is required, we believe it would not involve material expenditures as required by the New Mexico Energy Minerals and Natural Resources Department regulation.

        In January 2008 the Navajo Nation Environmental Protection Agency (NNEPA) notified the Company of their analysis that indicated potentially uranium contaminated materials present on the Church Rock Section 17 Mine Site. In response, the Company has agreed with the NNEPA to perform a comprehensive characterization of the Church Rock Site at Section 17 and lands adjacent to the site area during the spring of 2009. The jurisdiction of the Navajo Nation to require additional remediation at the Section 17 site, and their criteria for further remediation, are unknown.

        See "Legal Proceedings" for a description of the status of the Navajo EPA letter and UNC Demand for Indemnity in New Mexico.

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

        In summary, all contested issues regarding the CUP were decided by the Licensing Board in our favor, with a few minor amendments, and affirmed on appeal by the full Commission. Intervenors have appealed the Commission's final approved action to the United States Court of Appeals for the Tenth Circuit. We have intervened on behalf of NRC to defend the license. All required legal briefs have been filed in this proceeding and oral argument was held before the court on May 12, 2008. We are waiting for the Court to render a decision.

New Mexico UIC Permit

        The State of New Mexico, the USEPA, and the Navajo Nation are engaged in a jurisdictional dispute as to which regulatory entity (i.e., USEPA or the State of New Mexico) has the authority to issue Underground Injection Control ("UIC") program permits, which are required to mine the Church Rock Section 8 property. The dispute was taken to the United States Court of Appeals for the Tenth Circuit, which, in January 2000, remanded to the USEPA the issue whether the Section 8 Church Rock property was Indian Country. In February 2007, the USEPA issued a decision finding that the Church Rock Section 8 property is Indian country and that the USEPA is the proper authority to issue the UIC permit. We have appealed that decision to the United States Court of Appeals for the Tenth Circuit. The decision can be accessed at the USEPA Region 9 website at http://www.epa.gov/region09/water/groundwater/permit-determination.html. All required legal briefs have been filed in this proceeding and oral argument was held before the court on May 12, 2008. We are waiting for the Court to render a decision.

Bonding for Texas Groundwater Restoration Obligations

        In March 2004, the Company entered into the Groundwater Restoration Performance Agreement (GRPA), with the Texas Department of Health ("TDH"), later renamed the Texas Department of State Health Services ("DSHS"), the Texas Commission on Environmental Quality (TCEQ) and United States Fidelity and Guaranty Insurance Company as a means of funding the Company's ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of the Company's cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding. Although Kleberg County and an ad hoc citizen group brought suit in April 2004 to challenge the GRPA, Kleberg County settled with the Company and withdrew its support and funding of the suit in December 2004. In June 2007, DSHS' regulatory authority over uranium recovery operations, including its oversight of groundwater restoration bonds posted for uranium mining operations was transferred to TCEQ; and, on August 31, 2007, the GRPA expired according to its terms. The citizen group has taken no further action to pursue the suit.

Dispute over Kleberg County Settlement Agreement

        In February 2007, Kleberg County, Texas advised the Company that the County had retained counsel to investigate its remedies, including injunctive relief against new uranium mining at the Company's Kingsville Dome mine site. The dispute relates to differing interpretations of the Company's December 2004 settlement agreement with Kleberg County as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome production areas 1 and 2. Seeking to resolve these issues amicably, the Company elected to defer briefly the startup of production at the new wellfield.

When the negotiations failed, the Company notified the County of its intent to begin new production. The Company believes it is in full compliance and engaged in a mediation of this dispute. On September 28, 2007, after negotiations had stalled, the Company filed suit against the County for declaratory relief interpreting the Settlement Agreement. The County answered the suit with a general denial but has not asserted a counterclaim for relief against the Company. Neither party has pressed the matter further.

Kingsville Dome Production Disposal Well Permit renewals and Production Area Authorization 3

        After an August 2005 hearing, the Texas Commission on Environmental Quality ("TCEQ") voted unanimously February 22, 2006 to renew the Company's disposal well permits, WDW-247 and WDW-248, and to issue Kingsville Dome Production Area Authorization 3 ("PAA 3"). A citizens group and a Ms. Garcia filed for judicial review of the TCEQ action. The Texas Attorney General answered in defense of TCEQ and the Company has intervened to defend the TCEQ. The two cases have been consolidated; a judge has been assigned; and, in June 2007, the TCEQ submitted its administrative record for review.

        In June 2007 an attorney claiming to have been newly engaged by a plaintiff, Ms. Garcia, notified all parties that Garcia wished to withdraw from the litigation and requested that no further action be taken and her action was dismissed. On June 27, 2007, Garcia's original counsel moved to appoint a guardian or representative for Ms. Garcia. The Company challenged the sufficiency of the request for appointment of a guardian or representative for Ms. Garcia; and Ms. Garcia's original counsel set his motion for hearing in August 2007. Before the hearing date, original counsel for Ms. Garcia, tentatively rescheduled the hearing for October 24, 2007 and then canceled that hearing date. No further action on the matter has been scheduled.

        The permits and production area authorization issued by TCEQ remain effective until and unless overturned by a reviewing Court; and, the Company believes the TCEQ action issuing the permits and production area authorization is well-founded and will be affirmed when considered on the merits.

Navajo EPA letter and UNC/GE Demand for Indemnity

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

        In response HRI/URI has committed with UNC and GE to perform a site assessment at its expense of the Old Church Rock Site for potential contamination from historic mining. In the event that a governmental authority issues a formal Administrative Order or files a lawsuit, the company and UNC will be considered to have reserved their respective rights and defenses to the indemnity claims, and will immediately seek and attempt to resolve, in good faith, any areas of dispute which may exist at that time.

        Moreover, the Company has agreed with the Navajo Nation to perform a timely, detailed and comprehensive characterization of the Old Church Rock Site and lands adjacent to the site area. To that end, the Company and the Navajo have reached agreement on a characterization work plan. The work plan is planned during the spring of 2009 at a projected cost of $130,000.

Kingsville Dome Lessor Legal Action

        In June 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter. The Plaintiffs filed a Motion for Summary Judgment alleging that the leases terminated prior to any production occurring. The Court denied the motion. A trial date has been set for June 1, 2009. The Company will defend the case vigorously. While the Company believes that each of the leases is valid, counsel to the Company is unable to predict the outcome of the litigation. A determination of the invalidity of the lease on the adjacent lands on which the Company has previously produced uranium could have a material adverse affect on the Company's financial condition.

Other

        On July 13, 2007, an employee of a drilling contractor engaged by the Company was killed when the drill rig on which he was making repairs backed over him on lands owned by the Company. At the time of the incident the Contractor and the Decedent were not engaged in drilling activities rather they were performing maintenance to the drilling rig. Decedent's heirs have filed claims against the drilling contractor and the Company in the 105th Judicial District Court, Kleberg County, Texas asserting claims of negligence. We have filed a Denial of Plaintiff's claims. We have also filed a Motion for Summary Judgment seeking dismissal of the claims based on protections afforded landowners under the Texas Civil Practice and Remedies Code. The Court has yet to rule on the pending Motion. Our insurance carrier is defending the matter on our behalf. We believe we have meritorious defenses to the claims and that, in any event, we have adequate insurance to cover the matter.

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
in-situ recovery (ISR)
Groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface. The fluid-bearing uranium is then circulated to an ion exchange column on the surface where uranium is extracted from the fluid onto resin beads. The fluid is then reinjected into the ore body. When the ion exchange column's resin beads are loaded with uranium, they are removed and flushed with a salt-water solution, which strips the uranium from the beads. This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium powder, or yellowcake.
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

tailings	Waste material from a mineral processing mill after the metals and minerals of a commercial nature have been extracted; or that portion of the ore which remains after the valuable minerals have been extracted.
uranium or uranium concentrates	U3O8 or triuranium octoxide.
U3O8	Triuranium octoxide equivalent contained in uranium concentrates, referred to as uranium concentrate.
waste	Barren rock in a mine, or uranium in a rock formation that is too low in grade to be mined and milled at a profit.
yellowcake	Uranium in powder form, the end-result of the ISR process.

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

        The following table sets forth the high and low bid prices for our Common Stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2008	$1.59	$0.39
September 30, 2008	3.44	1.57
June 30, 2008	7.42	2.22
March 31, 2008	12.64	5.71
December 31, 2007	14.02	8.92
September 30, 2007	11.32	7.06
June 30, 2007	11.81	8.00
March 31, 2007	8.75	4.40

        As of December 31, 2008, 55,955,549 shares of our Common Stock were outstanding. On that date, there were 139 holders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2008 regarding equity compensation to the Company's employees, officers and directors under equity compensation plans.

Plan category	Number of shares issuable under outstanding options and rights	Weighted average exercise price	Number of shares available for future issuance
Equity compensation plans approved by security holders	4,427,611	$2.74	605,895
Equity compensation plans not approved by security holders	735,984	$0.80	—
Total	5,163,595	$2.46	605,895

 Performance Graph

        The following chart compares the yearly changes in total stockholder return on the Company's common stock against two other measures of performance. The comparison is on a cumulative basis for the Company's last five fiscal years. The two other performance measures are the Russell 2000 index and a peer group consisting of Cameco—CCJ, Denison—DNN, Uranerz—URZ, and Uranium Energy—UEC. In each case, we assumed an initial investment of $100 on December 31, 2003 and reinvestment of all dividends. Dates on the following chart represent the last trading day of the indicated fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Recent Sales of Unregistered Securities.

  None.

Item 6.    Selected Financial Data.

        The following tables provide selected financial and operating data for each of the fiscal years in the five-year period ended December 31, 2008. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share and per pound amounts)
Uranium sales	$18,551	$31,143	$8,581	$4,865	$1,009
Cost of sales—operations	16,372	18,051	12,687	6,299	1,768
(Gain) loss on derivatives	—	—	(34,821)	30,975	13,112
Writedown of uranium properties and exploration expenses	17,623	999	3,495	—	46

Total cost of uranium sales	33,995	19,050	(18,639)	37,274	14,926

Earnings (loss) from operations before corporate expenses	(15,444)	12,093	27,220	(32,409)	(13,917)
Corporate expenses	11,553	11,768	6,791	3,209	2,006

Earnings (loss) from operations	(26,996)	325	20,429	(35,618)	(15,923)

Interest and other, net	487	753	1,081	531	58

Net income (loss)	$(26,509)	$1,078	$21,510	$(35,087)	$(15,865)

Earnings (loss) per common share:
Basic	$(0.49)	$0.02	$0.44	$(0.96)	$(0.55)
Diluted	$(0.49)	$0.02	$0.42	$(0.96)	$(0.55)

Net earnings (loss) per common share:
Basic	$(0.49)	$0.02	$0.44	$(0.96)	$(0.55)

Diluted	$(0.49)	$0.02	$0.42	$(0.96)	$(0.55)

Weighted average common stock and equivalents outstanding:
Basic	54,569	52,119	48,338	36,644	28,725
Diluted	54,569	56,081	51,560	36,644	28,725
CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by (used in) operations	$1,042	$11,294	$(2,215)	$(1,722)	$(2,541)
Capital expenditures and investing activities	(11,016)	(22,908)	(31,906)	(6,364)	(4,777)
Financing activities	12,731	722	48,445	13,670	7,277

Net increase (decrease) in cash and equivalents	$2,757	$(10,893)	$14,324	$5,584	$(41)

Pounds of uranium produced	301	417	259	310	76
Pounds of uranium delivered	286	435	263	271	72
Average sales price per pound	$64.99	$71.61	$32.63	$17.95	$13.95
Average cost of produced pounds sold	$48.60	$33.21	$43.36	$20.32	$11.76
Royalties/commissions per pound sold	$5.99	$6.98	$2.92	$1.31	$0.94

 CONSOLIDATED BALANCE SHEET DATA

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Cash and cash equivalents	$12,042	$9,284	$20,177	$5,853	$269
Working capital	9,494	8,072	18,371	(16,370)	(5,650
Net property, plant and equipment	22,778	30,611	18,196	8,689	4,308
Total assets	43,224	52,937	45,936	17,913	6,592
Unrealized loss on derivatives	—	—	—	46,821	15,846
Total debt	928	839	838	626	585
Total liabilities	11,616	10,060	9,167	53,903	21,884
Total shareholders' equity (deficit)	$31,608	$42,877	$36,769	$(35,990)	$(15,293)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

        This Item 7 contains "forward looking statements." These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other matters. The words "believes," "expects," "projects," "targets," "estimates" or similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: "Risk Factors" beginning on page 9.

Overview

        URI explores for and produces uranium in South Texas where it has three production operations: Kingsville Dome, Vasquez and Rosita. URI also has an estimated 101.4 million pounds of in place mineralized uranium material on 183,000 acres in New Mexico. Our operations are heavily influenced by the price of uranium both on the spot and long-tem markets. The spot price of uranium, which has fluctuated from a high of $136/lb in June 2007 to its recent price level of $43.75/lb, has been the primary driver of the strategic decisions of the Company.

        Our strategy has been focused on two fronts: 1) advancing our New Mexico assets towards production, and 2) expanding our reserve base in Texas so we can continue to generate cash from operations to sustain our efforts in New Mexico.

        Throughout 2008, we have had to adjust our plans in response to changes in the uranium market. Operating margins from our production are impacted by uranium prices and costs. Although uranium prices escalated rapidly from 2004 to 2007, so did costs. In 2008, while prices declined, costs did not, leading to a significant decrease in margins. As a result, in October 2008 we decided to suspend new wellfield development at Kingsville and Rosita until sufficient margins can be made to justify the new investment required to bring on additional production.

        South Texas Production:    We produced 300,800 pounds of uranium from our South Texas operations in 2008. At December 31, 2008, we had only two operating wellfields remaining at Kingsville Dome that are expected to complete their production by the end of March 2009. Current activity at Kingsville Dome is primarily focused on the restoration of depleted wellfields. The last wellfield at Vasquez was fully depleted in October 2008 and the project is now undergoing restoration. Production from Rosita was started in June 2008, but was suspended in October 2008 due to poor economics driven by increased operating costs as a result of technical operating challenges and the decreased price of uranium.

        The Company believes it has sufficient in-place mineralized uranium material to produce a total of 300,000 to 500,000 pounds U3O8 over a one to two year period should realized uranium prices recover to the level of $70 per pound U3O8, the current long-term uranium price. A new wellfield typically requires 4 to 5 months to install and 9 to 12 months to mine out. The Company has deferred all activities for delineating or developing wellfields until a stronger pricing environment is realized.

        Reserve development:    A significant portion of the cash on hand at December 31, 2008 was generated from the $12.9 million in net proceeds received from the sale of common stock and warrants in a private placement in May 2008. The equity was raised to fund the acquisition, exploration, permitting and development of new and existing properties in South Texas to increase our resource base in an effort to extend production at our Texas operations beyond 2009 and for general corporate purposes.

        During 2008, we conducted drilling activities on several of our exploration targets including 280 holes on the Marshall property, 100 holes at the South Rosita property and 13 holes on the Cooke property. We found significant mineralization on the Marshall property, however, further evaluations need to be completed to determine if this property can be mined by ISR methods. We also have completed some initial drilling on the Mosser property. At Kingsville, we conducted exploration drilling on our potential extension to Production Area Authorization 2 (known as PAA2 extension), but suspended drilling in the fourth quarter due to poor results. A preliminary program to identify additional reserves within Production Area 3 have had mixed results to-date and have been put on hold.

        Due to higher costs, combined with geologic and technical risk and unknown market risk, we have chosen to suspend our exploration activities until the economics justify further activity. We are seeking opportunities for the rights to potential uranium properties in South Texas in geographic areas that have historically held significant uranium resources. There is no assurance that we will be successful in the acquisition of such properties, or if acquired, that such properties will contain commercially viable uranium deposits.

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2008, 2007 and 2006

        Production and production costs.    Our uranium production was 300,800 pounds in 2008, 416,700 pounds in 2007 and 259,100 pounds in 2006. Production began at our Vasquez project in the fourth quarter of 2004 and reached peak production output in 2005. In 2006 and 2007 we saw a decline in Vasquez production and the start-up of production from our Kingsville Dome project. This trend continued in 2007 and 2008. The start-up of production from Kingsville Dome wellfield 13 in January 2007, the first new production from our Production Area 3 at Kingsville Dome resulted in the production increases in 2007 over our 2006 production output. In 2008, we placed five new wellfields into production at Kingsville Dome and one new wellfield at Vasquez. These wellfields were less prolific than the wellfields produced in 2007. Three of the Kingsville Dome wellfields and the Vasquez wellfields were produced out in 2008. The remaining two wellfields at Kingsville Dome are expected to complete production by the end of March 2009.

        Production at our Rosita project began with oxygen injection in June 2008 and resulted in low levels of production using our standard in-situ recovery mining techniques. In late July, we employed a series of alternative operational strategies including the use of various oxidants in an attempt to improve recovery levels. While these tests did improve production over previous levels, the higher cost of production combined with lower uranium prices did not allow the operation to continue on a positive cash basis and production was suspended in the 4th quarter of 2008. Although technically challenging, we believe the reserves from Rosita can be produced economically with higher uranium prices.

        We completed production at the Vasquez project and shut-in production at the Rosita project in the 4th quarter of 2008 and we expect to shut-in production at the Kingsville Dome project by the end of March 2009. The Vasquez project was mined out in 2008 and is now being restored. At the Kingsville Dome and Rosita projects, we shut-in production to conserve the in-place reserve base in response to a drop in uranium market prices. We do not intend to resume production at these sites until there is a significant recovery of uranium prices.

        The following table details our production and production cost breakdown for the year ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Kingsville Dome production	254,000	338,100	94,100
Vasquez production	36,600	78,600	165,000
Rosita production	10,200	—	—
Total production	300,800	416,700	259,100
Total operating costs	$7,173,000	$7,510,000	$6,280,000
Per pound operating costs	$23.84	$18.02	$24.23
Total depreciation and depletion costs	$7,165,000	$6,078,000	$6,018,000
Per pound DD&A cost	$23.82	$14.59	$23.23
Total production cost	$14,338,000	$13,588,000	$12,298,000
Production cost per pound	$47.66	$32.61	$47.46

        Total operating costs, total depreciation and depletion costs and total production costs incurred for the periods presented above differ from the cost of uranium sales recorded in consolidated statements of operations because of changes in the amounts recorded to inventory for the same periods. The cost of uranium sales amounts include the sales of uranium inventory on hand at the beginning of the period and does not include uranium produced during the period but not sold at period end.

        The following table provides a reconciliation of production costs to cost of uranium sales for the year ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Operating costs	$7,173,000	$7,510,000	$6,280,000
Change in uranium inventory	(508,000)	682,000	(705,000)

Operating expense for uranium production sold	$6,665,000	$8,192,000	$5,575,000
Depreciation and depletion costs	$7,165,000	$6,078,000	$6,018,000
Change in uranium inventory	43,000	173,000	(191,000)

Depreciation and depletion for uranium production sold	$7,208,000	$6,251,000	$5,827,000
Total production costs	$14,338,000	$13,588,000	$12,298,000
Change in uranium inventory	(466,000)	855,000	(896,000)

Direct cost of uranium production sold	$13,872,000	$14,443,000	$11,402,000

        Our direct production costs in 2008 increased compared with 2007 costs. These total cost increases resulted from production being sourced from higher cost Kingsville Dome and Vasquez wellfields in 2008 and from the unfavorable results we saw from our Rosita production in the current year.

        Uranium Sales.    In 2008, we sold a total of 285,500 pounds of uranium produced from our Kingsville Dome, Vasquez and Rosita projects, resulting in revenue of $18.5 million. In 2007, we sold a total of 434,900 pounds of uranium produced from our Kingsville Dome and Vasquez projects, resulting in revenue of $31.1 million. In 2006, we sold a total of 263,000 pounds of uranium produced from our Kingsville Dome and Vasquez projects, resulting in revenue of $8.5 million.

        Cost of Uranium Sales.    Our direct production costs for uranium sales made in 2008, 2007 and 2006 was $13.9 million, $14.4 million and $11.4 million, respectively. The 2006 amounts were exclusive of a gain on derivatives of $34.8 million recorded in connection with our amended uranium sales contracts. Our total cost of uranium sales is comprised of such production costs, including operating expenses, depreciation and depletion expenses, and also includes royalties and commissions related to our uranium sales, amortization of our restoration and reclamation cost estimates, exploration costs incurred during the year and impairment provisions for uranium properties. The following table details our production and royalties/commissions cost of uranium sales breakdown for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Total pounds sold	285,500	434,900	263,000
Total operating expenses	$6,664,000	$8,192,000	$5,575,000
Per pound operating expense	$23.35	$18.84	$21.20
Depreciation and depletion	$7,208,000	$6,251,000	$5,827,000
Per pound DD&A expense	$25.25	$14.37	$22.16
Direct cost of uranium production sold	$13,872,000	$14,443,000	$11,402,000
Direct cost of sales per pound	$48.60	$33.21	$43.36
Royalties and commissions	$1,710,000	$3,034,000	$768,000
Royalties and commissions per pound	$5.99	$6.98	$2.92

        Our Kingsville Dome, Vasquez and Rosita projects all experienced higher production costs in 2008 than our production from Kingsville Dome and Vasquez in 2007. The higher costs at Kingsville Dome and Vasquez were the result of production being sourced from lesser quality ore reserves and the wind-down of production at each of these projects during the year. As the production life of a wellfield extends, the costs to produce those pounds is higher than when a wellfield is first placed into production. Since no new capital expenditures were made in the latter part of the year to bring on new wellfields, there was no new lower cost production to offset the higher latter stage production we experienced at these two projects. The production difficulties we experienced at Rosita forced us to try a number of non-standard methodologies in an attempt to increase our production efficiencies. The costs incurred and the lack of significant progress in resolving our production inefficiencies at Rosita without committing to a capital expenditure program to increase the number of production wells resulted in our high production costs at Rosita during the year. Our average cost of pounds sold in 2008 was $48.60 per pound with Kingsville Dome production contributing approximately 85%, Vasquez pounds totaling approximately 12% and Rosita contributing approximately 3% of total pounds sold during the year.

        We saw an improvement in our overall production costs in 2007 compared with 2006. With the majority of our production in 2007 coming from new wellfields at our Kingsville Dome project, we saw benefits of this historically lower cost production contributing significantly to reducing both our operating and capital costs of production in 2007. Our average cost of pounds sold in 2007 was $33.21 per pound with Kingsville Dome production contributing approximately 77% and Vasquez pounds totaling approximately 23% of the total pounds sold during the year.

        Our average cost of pounds sold was $43.36 for 2006. These costs resulted from our incurring both higher operating and capital costs in 2006 and were primarily caused by inefficiencies at our Vasquez project. We encountered chemical and permeability obstacles in the Vasquez project's formation which caused us to attempt a variety of new operating techniques including the use of different oxidizing components and more concentrated drilling patterns for our wellfields. These and other attempted solutions did not have the desired effect of increasing the production rates and reducing our operating and capital costs at Vasquez. The cost of pounds sold includes operating expenses and depreciation and depletion. These costs for 2006 include a cumulative $1.5 million related to lower of cost or market inventory adjustments made quarterly. The adjustments resulted from the book carrying value of our uranium inventory exceeding the expected market value of the inventory. These adjustments had the effect of reducing the carrying value of the uranium inventory and accelerating the timing of recording operating expenses and depreciation and depletion recorded in the statement of operations for each quarter. The cost of goods sold for 2006 exclude $761,000 ($17.77 per pound) from a lower of cost or market adjustment made in December 2005 for 42,900 pounds of Vasquez inventory at that date that were sold in the first quarter of 2006.

        Royalties and Commissions.    During 2008, royalties and commissions for Kingsville Dome, Vasquez and Rosita production sold was $1.710 million, representing a charge of 9.2% of sales. During 2007, royalties and commissions for Vasquez and Kingsville Dome production sold was $3.034 million, representing a charge of 9.7% of sales. During 2006, royalties and commissions for Vasquez and Kingsville Dome production sold was $768,000, or 9.0% of sales. The changes in royalty percentages from 2008 to 2007 and 2006 resulted primarily from the changes in uranium sales prices year to year and the source for our production in each year. Our Vasquez leases contain a sliding scale royalty with percentages that range from 6.25% up to 10.25% dependent on our sales prices. The increase in royalties from 2006 to 2007 resulted from production activities in 2007 at our Kingsville Dome project from leases which have a 6.25% royalty and carry an additional 3.125% royalty payment to certain land owners of the property which have ratified lease agreements with the Company. Our Rosita leases contain 11.25% royalty rates.

        Operating Expenses.    During 2008, operating expenses for Kingsville Dome, Vasquez and Rosita production sold was $6.2 million. In 2008 we incurred $456,000 of stand-by costs at the Rosita project, which were charged to operations. During 2007, operating expenses for Vasquez and Kingsville Dome production sold was $7.9 million. In 2007 we incurred $336,000 of stand-by costs at the Rosita project, such costs were charged to operations. During 2006, operating expenses for Vasquez and Kingsville Dome production sold was $5.5 million. In 2006 we incurred $64,000 of stand-by costs at the Rosita project, such costs were charged to operations.

        Depreciation and Depletion.    During 2008, we incurred depreciation and depletion expense attributable to our Kingsville Dome, Vasquez and Rosita production of $7.2 million. During 2007, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $6.2 million. During 2006, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $5.8 million.

        Impairment of Uranium Properties.    During 2008, 2007 and 2006, we determined the carrying value of our uranium project assets exceeded their fair value as provided in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Such determination in 2008 resulted in an impairment provision of $16.0 million. The impairment provision reduced the carrying value of Kingsville Dome by $6.0 million, Rosita by $8.1 million and Vasquez by $1.8 million at December 31, 2008. The impairment provision in 2007 and 2006 resulted primarily from our reducing the estimated recoverable reserves projected to be produced from Vasquez in the future and resulted in an impairment provision related to the Vasquez project assets of approximately $651,000 and $3.2 million in 2007 and 2006, respectively.

        Accretion and Amortization of Future Restoration Costs.    During 2008, 2007 and 2006, the accretion and amortization of future restoration costs was $790,000, $574,000 and $517,000, respectively.

        General and Administrative Charges.    We incurred general and administrative charges and corporate depreciation of $11.6 million, $11.8 million and $6.8 million in 2008, 2007 and 2006, respectively.

        Significant expenditures for general and administrative expenses for year ended December 31, 2008, 2007 and 2006 were:

	Year Ended
	2008	2007	2006
	(Amounts in 000's)
Stock compensation expense	$2,154	$4,047	$2,422
Salaries and payroll burden	3,165	2,847	1,570
Legal, accounting, public company expenses	1,428	1,622	1,317
Writeoff of target acquisition costs	$1,422	—	—
Insurance and bank fees	703	646	406
Consulting and professional services	1,481	1,582	563
Office expenses	660	535	292
Travel and other expenses	392	391	185

Total	$11,405	$11,670	$6,755

        The non-cash compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company's stock option grants. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock.

        Salary and payroll costs were up slightly in 2008 compared with 2007. The $318,000, or 11% increase resulted primarily from increased personnel and benefits and a reduction in personnel costs allocated to operations and projects during the current year. Salary and payroll cost increases of $1.3 million in 2007 compared with resulted primarily from the addition of 21 salaried positions primarily in South Texas and New Mexico during the year and the cash bonus' awarded to non-executive employees at year end 2007.

        The Company's legal, accounting and public company expenses had a net decrease of $194,000 in 2008 compared with 2007. The decrease related to lower Sarbanes-Oxley Section 404 ("SOX 404") audit related costs in 2008 and NASDAQ listing fees, decreased directors' fees and costs related to the preparation for a planned listing on the Toronto Stock Exchange incurred in 2007. The Company's legal, accounting and public company expenses had a net increase of $306,000 in 2007 compared with 2006. The primary increases in these costs were from SOX 404 audit related costs, NASDAQ listing fees, higher directors fees related to the addition of two independent directors during 2007 and an increased directors participation in strategic planning activities and costs related to the preparation for a planned listing on the Toronto Stock Exchange. These increased costs were somewhat offset by a reduction of legal costs charged to general and administrative costs during the year. The primary reduction related to a significant amount of legal activity in 2006 related to the negotiation and preparation of the joint venture in New Mexico with Itochu Corporation. The Company's legal, accounting and public company expenses increased for the year from the increase in transactions and activities occurring in 2006 compared to 2005. Such activities included the renegotiation of the Company's long-term sales contracts, the negotiation of a joint venture in New Mexico with Itochu Corporation, increased costs to conduct the annual shareholder meeting, an increase in the number of Board of Directors meetings and preparation of the Company's NASDAQ application listing.

        Insurance costs increased in 2008 compared to 2007 primarily as a result of an increase in our directors and officers liability premiums which rose during the year primarily as a result of increased coverage limits in 2008 compared with the prior year. Insurance costs increased in 2007 compared to 2006 primarily as a result of an increase in our general liability premiums, these premiums rose during the year as a result of increases in production activities seen in 2007 compared with the prior year. We also had increases in our property and casualty premiums resulting from increased vehicle coverage because additional vehicles acquired in 2007. Bank fees also increased in 2007 as a result of additions made to our financial surety requirements for our South Texas uranium projects.

        The 2008 costs for consulting and professional services decreased by $101,000 compared with 2007 and was related primarily to a reduction in costs for financial advisory services provided by a non-employee director of the Company in 2007 ($80,000). The 2007 costs for consulting and professional services increased by $1.0 million compared with 2006. The increased costs were a result of heightened activities involving work performed to review and assess our New Mexico property data bases for their evaluation as potential conventional mining projects ($160,000), the expansion of a broad community relations and community information education effort in both South Texas and New Mexico ($521,000), investor relations costs ($104,000), costs for financial advisory services provided by a non-employee director of the Company ($80,000) and other advisory fees in Texas ($150,000).

        Increased office costs in 2008 compared with 2007 resulted primarily from the full year costs of the Lewisville, Texas and Albuquerque, New Mexico offices offset by cost reductions realized by the closure of the Corpus Christi office mid-year 2008. Increased office costs in 2007 compared with 2006 resulted primarily from the opening of a new corporate office location in Albuquerque, New Mexico, in October, 2007, the move of the corporate headquarters to larger office space in September 2007, the costs for the Corpus Christi office for the entire year and increases in the South Texas Kingsville operations office resulting from the personnel added during the year.

        Write-off of Target Acquisition Costs.    In June 2008, the Company and Billiton Investment 15 B.V. agreed to terminate our agreement to purchase Rio Algom Mining, LLC, which was entered into on October 12, 2007. In connection with the targeted acquisition, we incurred costs of $1.4 million dollars which were originally recorded as a pre-acquisition cost asset. Upon the termination of the agreement these pre-acquisition costs were expensed in 2008.

        Net Income (Loss).    For the year ended December 31, 2008 we had a net loss of $26.5 million compared to a net income of $1.1 million in 2007 and net income of $21.5 million in 2006. On a diluted per share basis, losses were ($0.49) in 2008 compared with earnings of $0.02 and $0.42 in 2007 and 2006, respectively. The 2008 results include an impairment provision for the Kingsville Dome, Vasquez and Rosita projects of $16.0 million and exploration charges of $1.6 million. The 2007 results include an impairment provision for the Vasquez project of $651,000 and exploration charges of $347,000. Included in 2006 results was a non-cash gain on derivatives of $34.8 million somewhat offset by a non-cash impairment provision for the Vasquez project of $3.3 million and exploration charges of $235,000.

        Cash Flow.    As of December 31, 2008 we had a cash balance of approximately $12.0 million compared with approximately $9.3 million and $20.2 million at December 31, 2007 and 2006, respectively.

        In 2008, we raised net proceeds of approximately $12.8 million through the sale of 3,295,920 shares at $4.34 per share in May 2008 and $183,000 from the issuance of 169,250 shares from the exercise of employee stock options.

        In 2008, we generated $1.0 million of cash flow from operations, resulting from our uranium production activities during the year.

        We also used $11.0 million in investing activities, including $8.4 million of capital additions for our South Texas production projects. These expenditures primarily consisted of wellfield evaluation, delineation and development costs of $2.8 million and plant and equipment additions of $634,000 at Kingsville Dome. Wellfield evaluation and development costs were $2.4 million and plant and equipment additions totaled $1.9 million at the Rosita project during 2008. Costs at the Vasquez project were $355,000 in 2008 and were primarily for wellfield development and land holding costs and we spent approximately $478,000 for evaluation and delineation activities at the Company's Rosita South project during 2008.

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

Liquidity—Cash Sources and Uses for 2009

        As of December 31, 2008, the Company had $12.0 million in cash. A significant portion of the cash on hand at December 31, 2008 was generated from the $12.8 million in net proceeds received from the sale of common stock and warrants in a private placement in May 2008.

        The Company generated $1.0 million in cash from operations during 2008. Given falling sales prices coupled with higher production costs, the company decided to suspend the development of new wellfields at Kingsville Dome and Rosita as of October 2008. As such, sales revenue for the Company will be limited to the remaining production that is expected to be completed by the end of March 2009.

        In the second half of 2008, we took significant steps to decrease our cost structure by implementing tighter spending controls, closing two offices, reducing employment, limiting exploration activities, and reducing public and government relations activities in New Mexico and Texas. Our objective is to reduce our cash requirements to a level that allows us to sustain our reclamation activities and continue the requisite activities in New Mexico to advance our projects toward production without needing outside sources of capital over the next eighteen to twenty-four months.

        During 2008, we invested $10.5 million primarily for exploration and development on our South Texas Properties and $296,000 on activities associated with evaluation, analysis and preservation of the New Mexico data we own related to our New Mexico uranium properties.

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

Contingent Liabilities

        In May 2008, the Company completed the sale of 3,295,920 shares of common stock to accredited investors at a price of $4.34 per share and warrants to purchase 988,771 additional shares of common stock, at a price of $5.78. These warrants expire 60 months after issuance and are exercisable immediately. In addition, ratchet warrants to purchase shares of common stock at $0.01 per share were issued as part of the private placement. The ratchet warrants are triggered and become immediately exercisable in the event that the Company should issue shares of Common Stock at a price below $4.34 per share. The number of shares that may be purchased upon the exercise of the ratchet warrants is determined by a formula that results in the effective price paid by the investors in this offering being equal to the price paid in a subsequent below $4.34 per share offering. The ratchet warrants expire on the earlier of 12 months following issuance, or ten days after the consummation of the sale of shares of the Company's common stock which raises in one or more transactions at least $80 million in gross proceeds.

        The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At December 31, 2008, the Company's registration statement was and remains effective.

Off Balance Sheet Arrangements

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the "L/C's) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C's were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). L/C's for $5,629,000, $5,360,000 and $2,072,000 at December 31, 2008, 2007 and 2006, respectively such L/C's are collateralized in their entirety by certificates of deposit.

        Performance bonds totaling $2,835,000 were issued for the benefit of the Company at December 31, 2008, 2007 and 2006. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at December 31, 2008, 2007 and 2006, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

Impact of Recent Accounting Pronouncements

        Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock.    In June 2008, the FASB issued EITF Issue No. 07-5, EITF 07-Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5") which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 does not permit early adoption for an existing instrument. The Company has not completed its analysis of these instruments nor determined the effects of pending adoption, if any, on its financial statements.

        Derivative Instruments and Hedging Activities.    In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133". The new standard requires additional disclosures regarding a company's derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The standard is effective for our fiscal year and interim periods within such year, beginning January 1, 2009, with early application encouraged. The impact from this standard is not expected to have a material impact on our current disclosures.

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

        Business Combinations.    In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which changes how business acquisitions are accounted for. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity's deferred tax asset and liability balances occurring after December 31, 2008. The Company does not expect a material impact upon adoption, and will apply SFAS No. 141R to any future acquisitions as they occur.

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

        Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a common definition for the measurement of fair value for use in applying generally accepted accounting principles in the United States of America and in preparing financial statement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157, on January 1, 2008, and did not have a material impact on our financial condition, results of operations or cash flows. On February 8, 2008, the FASB issued Staff Position 157-2, "Effective Date of FASB 157" (FSP 157-2) which partially deferred the provisions of FAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities. Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. We do not believe the adoption of SFAS 157 will have a material effect on our non-financial assets and liabilities in our consolidated financial statements.

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

        The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007 and are $43.75 as of March 2, 2009.

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

Item 8.    Financial Statements and Supplementary Data.

Financial Statements

        The financial statement information called for by this item appears on pages F-1 through F-32.

Supplementary Financial Data Tables

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

	For the Quarter Ended(1)
	12/31/2008	9/30/2008	6/30/2008	3/31/2008	12/31/2007	9/30/2007	6/30/2007	3/31/2007
	(Amounts in Thousands)
Uranium sales	$2,196	$4,025	$6,598	$5,732	$8,219	$10,387	$7,963	$4,574
Earnings (loss) from operations	(7,617)	(14,152)	(3,253)	(1,974)	(1,044)	1,939	973	(1,542)
Net earnings (loss)	(7,547)	(14,016)	(3,109)	(1,837)	(840)	2,155	1,183	(1,420)
Net earnings (loss) per common share:(2)
Basic	$(0.15)	$(0.25)	$(0.06)	$(0.03)	$(0.02)	$0.04	$0.02	$(0.03)
Diluted	$(0.15)	$(0.25)	$(0.06)	$(0.03)	$(0.02)	$0.04	$0.02	$(0.03)

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

        During the fiscal period covered by this report, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of December 31, 2008.

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

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008. This evaluation was based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Uranium Resources, Inc.
Lewisville, TX 75067

        We have audited Uranium Resources, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Uranium Resources, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Uranium Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Uranium Resources, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ending December 31, 2008 and our report dated March 10, 2009 expressed an unqualified opinion.

HEIN & ASSOCIATES LLP

Dallas, Texas
March 10, 2009

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

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

Date: March 11, 2009

URANIUM RESOURCES, INC.
By:	/s/ DAVID N. CLARK David N. Clark, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT Paul K. Willmott, Director and Chairman	March 11, 2009
/s/ DAVID N. CLARK David N. Clark Director, President and Chief Executive Officer	March 11, 2009
/s/ THOMAS H. EHRLICH Thomas H. Ehrlich, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2009
/s/ LELAND O. ERDAHL Leland O. Erdahl, Director	March 11, 2009
/s/ TERENCE J. CRYAN Terence J. Cryan, Director	March 11, 2009
/s/ MARVIN K. KAISER Marvin K. Kaiser, Director	March 11, 2009

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements For The Years Ended December 31, 2008, 2007 and 2006

        The following consolidated financial statements are presented reflecting the effects of the 1 for 4 reverse split effective April 10, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Uranium Resources, Inc.
Lewisville, TX 75067

        We have audited the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Uranium Resources, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion on management's assessment of the effectiveness of Uranium Resources, Inc.'s internal control over financial reporting.

Hein & Associates, LLP
Dallas, TX
March 10, 2009

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$12,041,592	$9,284,270
Receivables, net	40,360	2,652,574
Uranium inventory	1,213,927	748,452
Prepaid and other current assets	513,489	720,357

Total current assets	13,809,368	13,405,653

Property, plant and equipment, at cost:
Uranium properties	85,095,067	88,289,570
Other property, plant and equipment	898,933	821,811
Less—accumulated depreciation, depletion and impairment	(63,215,677)	(55,736,530)

Net property, plant and equipment	22,778,323	33,374,851
Other assets	—	73,302
Long-term investment:
Certificate of deposit, restricted	6,636,715	6,083,076

	$43,224,406	$52,936,882

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2008	2007
Current liabilities:
Accounts and short term notes payable	$1,169,293	$2,157,475
Current portion of restoration reserve	1,660,422	1,124,504
Royalties and commissions payable	719,542	1,131,636
Accrued interest and other accrued liabilities	607,975	709,400
Current portion of capital leases	158,068	210,616

Total current liabilities	4,315,300	5,333,631

Other long-term liabilities and deferred credits	6,531,378	4,097,327
Long-term capital leases, less current portion	320,108	178,665
Other long-term debt	450,000	450,000
Commitments and contingencies (Notes 2, 3, 5, 8, 11 and 13)
Shareholders' equity:
Common stock, $0.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2008—55,955,549; 2007—52,305,129;	55,994	52,343
Paid-in capital	146,518,753	131,282,687
Accumulated deficit	(114,957,709)	(88,448,353)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)

Total shareholders' equity	31,607,620	42,877,259

	$43,224,406	$52,936,882

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
Revenues:
Uranium sales	$18,551,065	$31,142,689	$8,580,799

Total revenue	18,551,065	31,142,689	8,580,799
Costs and expenses:
Cost of uranium sales:
Royalties and commissions	1,709,748	3,033,811	767,788
Operating expenses	6,664,341	8,192,378	5,574,926
Accretion/amortization of restoration reserve	790,204	573,581	516,956
Depreciation and depletion	7,207,719	6,251,359	5,827,464
Gain on derivatives	—	—	(34,820,947)
Writedown of uranium properties	15,992,623	651,407	3,260,201
Exploration expenses	1,630,043	347,221	234,646

Total (gain on) cost of uranium sales	33,994,678	19,049,757	(18,638,966)

Earnings (loss) from operations before corporate expenses	(15,443,613)	12,092,932	27,219,765
Corporate expenses:
General and administrative (includes stock compensation expense of $2,154,000, $4,047,000 and $2,422,000 in 2008, 2007 and 2006, respectively)	11,405,169	11,670,138	6,755,532
Depreciation	147,561	97,920	35,542

Total corporate expenses	11,552,730	11,768,058	6,791,074

Earnings (loss) from operations	(26,996,343)	324,874	20,428,691
Other income (expense):
Interest expense	(43,549)	(24,914)	(16,204)
Interest and other income, net	530,536	777,574	1,097,236

Net income (loss)	$(26,509,356)	$1,077,534	$21,509,723

Net income (loss) per common share:
Basic	$(0.49)	$0.02	$0.44

Diluted	$(0.49)	$0.02	$0.42

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
					Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit
Balances, December 31, 2005	40,952,127	$40,990	$75,013,668	$(111,035,610)	$(9,418)
Net income	—	—	—	21,509,723	—
Common stock issuance	10,200,307	10,200	49,675,960	—	—
Common stock issued for services	306,009	306	(1,499,751)	—	—
Common stock issued for debt conversion	103,896	104	182,752	—	—
Stock compensation expense	—	—	2,422,281	—	—
Common stock issued for stock option exercise	229,000	229	457,961	—	—

Balances, December 31, 2006	51,791,339	$51,829	$126,252,871	$(89,525,887)	$(9,418)
Net income	—	—	—	1,077,534	—
Stock compensation expense	—	—	4,047,326	—	—
Common stock issued for stock option exercise	513,790	514	982,490	—	—

Balances, December 31, 2007	52,305,129	$52,343	$131,282,687	$(88,448,353)	$(9,418)

Net loss	—	—	—	(26,509,356)	—
Common stock issuance	3,295,920	3,296	12,806,899	—	—
Common stock issued for services	115,250	115	92,085	—	—
Restricted common stock issued for services	70,000	70	(70)	—	—
Stock compensation expense	—	—	2,154,281	—	—
Common stock issued for stock option exercise	169,250	170	182,871	—	—

Balances, December 31, 2008	55,955,549	55,994	146,518,753	(114,957,709)	(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operations:
Net income (loss)	$(26,509,356)	$1,077,534	$21,509,723)
Reconciliation of net income (loss) to cash used in operations—
Gain on derivatives	—	—	(34,820,947)
Accretion/amortization of restoration reserve	790,204	573,581	516,956
Depreciation and depletion	7,355,280	6,349,278	5,863,006
Writedown of uranium properties and exploration expenses	15,992,623	998,628	3,260,201
Decrease in restoration and reclamation accrual	(840,416)	(1,296,047)	(886,987)
Stock compensation expense	2,154,281	4,047,326	2,422,281
Write-off of target acquisition costs	1,422,410	—	—
Other non-cash items, net	78,521	1,097	16,130
Effect of changes in operating working capital items—
(Increase) decrease in receivables	2,612,214	(1,939,045)	(680,589)
(Increase) decrease in inventories	(508,342)	682,635	(705,132)
(Increase) decrease in prepaid and other current assets	(43,585)	(349,276)	51,008
(Increase) decrease in payables and accrued liabilities	(1,462,326)	1,148,075	1,239,373

Net cash provided by (used in) operations	1,041,508	11,293,786	(2,214,977)
Investing activities:
Increase in certificate of deposit, restricted	(553,639)	(3,615,585)	(1,179,080)
Derivative settlement	—	—	(12,000,000)
Additions to property, plant and equipment—
Kingsville Dome	(3,577,994)	(8,042,794)	(10,414,835)
Rosita	(4,471,110)	(4,994,532)	(2,767,801)
Vasquez	(354,600)	(1,254,561)	(3,405,581)
Rosita South	(477,912)	(1,392,918)	(502,646)
Church Rock	(421,484)	(503,826)	(304,632)
Crownpoint	(127,479)	(164,300)	(91,392)
Other property	(1,060,110)	(2,951,622)	(819,901)
Other assets/notes receivable	28,773	11,706	(420,034)

Net cash used in investing activities	(11,015,555)	(22,908,432)	(31,905,902)
Financing activities:
Payments of borrowings	(261,867)	(260,859)	(199,971)
Issuance of common stock, net	12,993,236	983,004	48,644,905

Net cash provided by financing activities	12,731,369	722,145	48,444,934

Net increase (decrease) in cash and cash equivalents	2,757,322	(10,892,501)	14,324,055
Cash and cash equivalents, beginning of year	9,284,270	20,176,771	5,852,716

Cash and cash equivalents, end of year	$12,041,592	$9,284,270	$20,176,771

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

1. DESCRIPTION OF THE COMPANY

        Uranium Resources, Inc. ("URI") was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ recovery ("ISR") or solution mining process. Historically, the primary customers of the Company have been major utilities who utilize nuclear power to generate electricity. At present the Company owns both producing and undeveloped uranium properties in South Texas and undeveloped uranium properties in New Mexico.

        The Company resumed uranium production in 2004 at its Vasquez project, in 2006 at its Kingsville Dome project and in the 3rd quarter of 2008 at its Rosita project, each of such projects are located in South Texas. As a result of declining uranium market prices and high production costs, the Company announced its decision to cease further development of additional wellfields and to curtail production from its South Texas projects as existing production wellfields from each project were depleted. Production at our Vasquez and Rosita projects were shut down in the 4th quarter of 2008 and production was shut-in at the Kingsville Dome project in the February 2009. The Vasquez project was mined out in 2008 and is now being restored. At the Kingsville Dome and Rosita projects, our production shut-in was done to conserve the in-place reserve base until higher prices can be realized.

        Prior to resuming Vasquez production, the Company had been in production stand-by since the first quarter of 1999 at its Kingsville Dome and Rosita projects. Groundwater restoration and reclamation activities have been conducted at these two sites and are currently ongoing at each of the Kingsville Dome, Vasquez and Rosita projects.

Reverse Stock Split

        On March 29, 2006 the Company's Board of Directors declared a 1 for 4 reverse stock split for shareholders of record on April 10, 2006, effective April 11, 2006. The split was approved by shareholders at the 2005 Annual Meeting of Shareholders. All common stock share amounts, earnings per share data and references to the common stock of the Company in these financial statements are stated on a post-split basis.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Uranium Properties

        All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Exploration and evaluation costs associated with uranium properties are expensed as incurred until such time that the existence of a commercially minable uranium deposit is confirmed. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized through a reduction in the net carrying value of the asset. (See Note 4—"Uranium Properties—Property Realizability") Depreciation and Depletion. Depletion of uranium mineral interests, permits, licenses and related development costs are computed on a property-by-property basis using the units-of-production method based on each project's pounds of recoverable uranium. The determination of the depletable base for each uranium mineral interest is calculated by the Company's professional geologists to determine the estimated recoverable uranium to be produced over the projected life for each uranium mineral interest. Depreciation and depletion are provided on the investment costs, net of salvage value, of the various uranium properties' production plants and related equipment using the estimated production life of the uranium reserves. During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties are suspended. Depreciation and depletion of our plant facilities, machinery and equipment continues, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site. Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

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

Capitalization of Interest

        The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the twelve months ended December 31, 2008, 2007 and 2006. Total interest costs in these periods were $43,500 $24,900 and $16,000, respectively.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        During the years ended December 31, 2008, 2007 and 2006 the Company increased its cash flow estimate for restoration and reclamation costs by $ 3,933,000, $967,900 and $543,700, respectively.

Contingent Liabilities—Off Balance Sheet Arrangements

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the "L/C's) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C's were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). L/C's for $5,629,000, $5,360,000 and $2,072,000 at December 31, 2008, 2007 and 2006, respectively such L/C's are collateralized in their entirety by certificates of deposit.

        Performance bonds totaling $2,835,000 were issued for the benefit of the Company at December 31, 2008, 2007 and 2006. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at December 31, 2008, 2007 and 2006, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

Earnings Per Share

        Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share—diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for 2008 there were no dilutive securities included in this year.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The weighted average number of shares used to calculate basic and diluted earnings (loss) per share was 54,568,550 in 2008, 52,118,851 and 56,081,302 respectively in 2007 and 48,338,172 and 51,559,867 respectively in 2006. The difference in the number of weighted average shares used to calculate basic and diluted earnings per share in 2007 and 2006 resulted from potential common stock issuances of shares related to the Company's stock option and deferred compensation plans. The potential Common Stock that was excluded from the calculation of diluted earnings per share was 5,961,583 in 2008.

Consolidated Statements of Cash Flows

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        Additional disclosures of cash flow information follow:

	Year Ended December 31,
	2008	2007	2006
Cash paid during the period for:
Interest	$43,600	$24,900	$13,600
The following non-cash transactions occurred in 2008, 2007 and 2006 and such transactions are summarized as follows:
The Company issued 115,250 shares of Common Stock in 2008 in satisfaction of the conversion of deferred compensation	$92,200	$—	$—

        In connection with a private placement in April 2006, the Company paid a fee of $1,449,445 in cash and 306,009 shares of Common Stock to a placement agent.

        In March 2006, the Company issued 103,896 shares of Common Stock in connection with the conversion of the Convertible Notes described in Footnote 6.

        During 2008, 2007 and 2006, the Company entered into capital leases and financings to acquire certain property plant and equipment totaling $301,000, $233,000 and $225,000. The balance of the capital leases at December 31, 2008 was $478,000.

Cash Balances in Excess of Federally Insured Limits

        The Company's cash balance at December 31, 2008 was $12.0 million and it maintains its cash accounts primarily with Bank of America, N.A. The total cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. The Company has cash balances with Bank of America, N.A. that exceeded the balance insured by the FDIC that totaled approximately $11.6 million at December 31, 2008.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

        At December 31, 2008 and 2007, the Company had pledged certificates of deposit and money market accounts of $ 6,637,000 and $6,083,000, respectively, in order to collateralize letters of credit required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

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

        As a result of adopting FAS 123(R), the Company's Earnings from operations and Net earnings for 2006 was $2.4 million ($0.05 per share) lower, than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year periods.

Derivative Financial Instruments

        The Company determined that its original long-term uranium sales contracts met the definition of derivative financial instruments for financial statement reporting purposes and were recorded on the balance sheet at fair value at December 31, 2005 and 2004. Changes in the fair value of such derivatives recorded on the balance sheet are recorded in the consolidated statements of operations in current earnings as they occur. Such changes in the Company's derivatives represent non-cash charges to earnings for the present value of the loss the Company would incur in the event it would be required to purchase uranium in the spot market to satisfy the deliveries under both of its long-term uranium sales contracts. See Footnote 5 "Contract Commitments—Sales Contracts" for discussion of renegotiated sales contracts.

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

        We recorded a gain on derivatives in 2006 of $34.8 million, the gain resulted from changes in the contract terms of long-term uranium sales contracts that were finalized in March 2006.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company has outstanding surety bonds issued on its behalf by USF&G at December 31, 2008 and 2007. The Company has deposited funds collateralizing a portion of these bonds. In the event that USF&G is required to perform under the bonds or the bonds are called by the state agencies, the Company would be obligated to pay USF&G for its expenditures in excess of the collateral. See Footnote 2 "Summary of Significant Accounting Policies—Restoration and Reclamation Costs" for further discussion.

Reclassifications

        Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Impact of Recent Accounting Pronouncements

        Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock.    In June 2008, the FASB issued EITF Issue No. 07-5, EITF 07-Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF Issue No. 07-5") which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 does not permit early adoption for an existing instrument. The Company has not completed its analysis of these instruments nor determined the effects of pending adoption, if any, on its financial statements.

        Derivative Instruments and Hedging Activities.    In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133". The new standard requires additional disclosures regarding a company's derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The standard is effective for our fiscal year and interim periods within such year, beginning January 1, 2009, with early application encouraged. The impact from this standard is not expected to have a material impact on our current disclosures.

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

        Business Combinations.    In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which changes how business acquisitions are accounted for. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity's deferred tax asset and liability balances occurring after December 31, 2008.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Fair Value Measurements.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides a common definition for the measurement of fair value for use in applying generally accepted accounting principles in the United States of America and in preparing financial statement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157, on January 1, 2008, and did not have a material impact on our financial condition, results of operations or cash flows. On February 8, 2008, the FASB issued Staff Position 157-2, "Effective Date of FASB 157" (FSP 157-2) which partially deferred the provisions of FAS 157 to annual periods beginning after November 15, 2008 for non-financial assets and liabilities. Non-financial assets include fair value measurements associated with business acquisitions and impairment testing of tangible and intangible assets. We do not believe the adoption of SFAS 157 will have a material effect on our non-financial assets and liabilities in our consolidated financial statements.

3. LIQUIDITY

        The Company's generated cash from operations for the year ended December 31, 2008 and 2007 of $1.0 million and $11.3 million, respectively. The Company's net cash used in operations for the years ended December 31, 2006 was $2.2 million.

        As of December 31, 2008, the Company had $12.0 million in cash. With our current production in South Texas expected to be shut-in within the 1st quarter of 2009 we will have a limited amount of cash available from uranium sales in 2009. During 2009, we will be continuing to conduct groundwater restoration and reclamation activities at each of the Kingsville Dome, Vasquez and Rosita projects, maintain those mineral rights we consider key to our future plans in South Texas and New Mexico and continue to evaluate those non-core assets held by the Company for potential disposition. We project that with the cash on hand at December 31, 2008 plus the cash expected to be generated from operations in 2009 that we will be able to maintain our liquidity through 2010.

4. URANIUM PROPERTIES

Property, Plant and Equipment

	Property, Plant and Equipment Balances (net) At December 31,
	2008	2007
Uranium plant	$10,385,000	$8,396,000
Uranium wellfield development	0	9,675,000
Permits and licenses	2,313,000	2,291,000
Mineral rights	2,098,000	3,001,000
Evaluation and delineation	2,463,000	2,743,000
Vehicles/depreciable equipment	2,519,000	2,721,000
Asset retirement obligations	1,732,000	2,764,000
Other	819,000	1,307,000

Total	$22,329,000	$32,898,000

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

4. URANIUM PROPERTIES (Continued)

Uranium Properties

Impairment of Uranium Properties

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

        At December 31, 2008, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value as provided in SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A decline in the current and projected market price of uranium and an increase in the estimated production costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site. Such determination resulted in an impairment provision of approximately $16.0 million for the year. The impairment provision for 2008 was approximately $6.0 million for the Kingsville Dome project, $8.1 million for the Rosita project and $1.8 million for the Vasquez project.

Kingsville Dome Property

        The Kingsville Dome property consists of mineral leases from private landowners on about 2,354 gross and net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25% to 9.375%. The leases have expiration dates ranging from 2000 to 2007, however we hold most of these leases by production; and with a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of an annual per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

        In 2006, the Company began production from new production areas and extended offers to pay a 6.25% royalty if certain landowners would ratify mineral leases covering these properties. At December 31, 2008 approximately 50% of the ownership interest of the minerals had ratified the leases.

        The net carrying value of the property was approximately $7,934,000 at December 31, 2008. Such assets consisted plant buildings/uranium processing/drying facilities ($5,124,000), asset retirement obligations ($1,445,000) and restoration and other equipment ($1,365,000). The net carrying value of the property was approximately $14,457,000 at December 31, 2007. Such assets consisted of mineral rights ($658,000), permits/licenses ($344,000), plant buildings/uranium processing/drying facilities ($4,921,000), wellfield development ($6,283,000), asset retirement obligations ($704,000) and restoration and other equipment ($1,547,000).

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

4. URANIUM PROPERTIES (Continued)

Vasquez Property

        The Company has a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expired in February 2008; however we hold the lease by production.. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

        The net carrying value of the property was approximately $1,024,000 at December 31, 2008. Such assets consisted of plant buildings/uranium processing/drying facilities ($305,000), restoration and other equipment ($551,000) and asset retirement obligations ($168,000). The net carrying value of the property was approximately $2,081,000 at December 31, 2007. Such assets consisted of mineral rights ($32,000), permits/licenses ($3,000), wellfield development ($255,000), plant buildings/uranium processing/drying facilities ($355,000), restoration and other equipment ($673,000) and asset retirement obligations ($763,000).

Rosita Property

        The Rosita and Rosita South property consists of mineral leases from private landowners on about 2,075 gross and net acres (775 acres in Rosita and 1,300 acres in Rosita South) located in north-central Duval County, Texas. The leases provide for sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have expiration dates ranging from 2012 to 2015. We are holding these leases by payment of rentals ranging from $10 to $30 per acre.

        The net carrying value of the Rosita property at December 31, 2008 was approximately $5,562,000. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,957,000), restoration and other equipment of ($487,000) and asset retirement obligations ($118,000). The net carrying value of the property at December 31, 2007 was approximately $8,798,000. Such assets consisted of mineral rights ($774,000), permits/licenses ($82,000), plant buildings/uranium processing/drying facilities ($3,120,000), wellfield development ($3,138,000), asset retirement obligations ($1,297,000) and other equipment of ($387,000).

South Rosita

        In the fourth quarter of 2005, the Company entered into leases on approximately 1,300 acres in Duval County near its Rosita property. Evaluation of the uranium mineralization of this property began in 2006 and continued in 2007.

        The net carrying value of the property at December 31, 2008 was approximately $2,645,000. Such assets consisted of mineral rights ($445,000), evaluation costs ($2,026,000) and permits/licenses ($174,000). The net carrying value of the property at December 31, 2007 was approximately $2,167,000. Such assets consisted of mineral rights ($345,000), permits/licenses ($151,000) and evaluation costs ($1,671,000).

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

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

        Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties was $1,736,000 and $1,315,000 at December 31, 2008 and 2007, respectively and the assets consisted of mineral rights and permitting/licensing costs.

Crownpoint Property

        The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Church Rock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 619 gross and 521.8 net acres.

        The net carrying value of these properties was $902,000 and $775,000 at December 31, 2008 and 2007, respectively, and consisted primarily of mineral rights, permits/licenses and plant buildings and equipment.

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

        The Roca Honda property lies about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. We also own 36 unpatented mining claims encompassing approximately 640 acres that are adjacent to the fee land. The net carrying value of the properties was $364,000 and $230,000 at December 31, 2008 and 2007, respectively.

5. CONTRACT COMMITMENTS

Sales Contracts

        In March 2006 we entered into a new contract with Itochu and a new contract with UG that supersede the previously existing contracts and provide for delivery of one-half of our actual production

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

5. CONTRACT COMMITMENTS (Continued)

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

        In December 2005 we entered into a joint venture with Itochu to develop our Church Rock property in New Mexico. See "Joint Venture for Church Rock Property." Under the terms of the joint venture, both parties must make an investment decision after the completion of a feasibility study, which was completed at the end of 2006. The parties had extended the timing for making the preliminary investment decision to March 2, 2009. On March 6, 2009 we received notification that Itochu had made a negative Preliminary Investment Decision for the Joint Venture which resulted in the termination of the Joint Venture. Such action eliminates the potential for reinstatement of the original delivery contracts with Itochu for South Texas production. However, depending on spot market prices, our sales price may be reduced by up to $2.10 per pound on some of our South Texas production for future deliveries under the contract.

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

        Both of the amended contracts obligate the Company to deliver 50% of its uranium production to each customer, and is does not obligate the Company to deliver any uranium in excess of its production. The Company has determined that at March 31, 2006 the terms of the amended contracts eliminated their qualification as derivatives and therefore, as of May 2006, are not required to be

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

5. CONTRACT COMMITMENTS (Continued)

valued at fair value. The amendment to these contracts resulted in a gain on derivatives recorded to the consolidated statements of operations of $34.3 million and $527,000 in the first and second quarters of 2006, respectively. At December 31, 2008, no derivative positions are outstanding.

        Changes in the Company's derivatives represented a non-cash charge to earnings for the present value of the loss the Company would have incurred in the event it was required to purchase uranium in the spot market to satisfy the delivery obligations under the uranium sales contracts. The Company has not entered into any hedge transactions with respect to its uranium sales contracts.

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

Summary of Long-Term Debt

	At December 31,
	2008	2007
Long-term debt of the Company consists of:
Crownpoint property	$450,000	$450,000
Capital leases	478,176	389,281

	928,176	839,281
Less—Current portion	(158,068)	(210,616)

Total long-term debt	$770,108	$628,665

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

6. LONG-TERM DEBT (Continued)

        Maturities of long-term debt and capital leases are as follows:

For the Twelve Months Ended:	Long-Term Debt	Capital Leases
December 31, 2009	$—	$158,068
December 31, 2010	—	112,606
December 31, 2011	—	83,219
December 31, 2012	—	63,403
December 31, 2013 and beyond	450,000	60,880

Totals	$450,000	$478,176
Less amounts representing imputed interest		(77,500)

Present value of future payments		$400,676

7. RELATED-PARTY TRANSACTIONS

        In August 2008, the Company issued a total of 50,000 shares of Common Stock at $0.80 per share to an executive officer of the Company upon his election to exercise stock options under the terms of the Company's stock option plans.

        In July 2008, the Company issued a total of 115,250 shares of Common Stock at $0.80 per share to a non-employee director of the Company upon his election to convert deferred compensation into shares under the terms of the deferred compensation plans. Also in July 2008, the Company issued a total of 119,250 shares of Common Stock (at prices ranging from $0.16 per share to $1.80 per share, the weighted average exercise price was $1.20 per share) to the same non-employee director of the Company upon his election to exercise stock options under the terms of the Company's Directors' stock option plans.

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

        In April 2007, the Company issued a total of 69,187 shares of Common Stock (at prices ranging from $0.16 per share to $1.80 per share, the weighted average exercise price was $1.11 per share) to a

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

7. RELATED-PARTY TRANSACTIONS (Continued)

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

        In April 2006, the Company issued shares of its common stock in private placement transactions. Two private investment partnerships managed by George R. Ireland, a then director of the Company, purchased 300,000 out of 10,200,307 shares in the offering. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares issued in these private placements.

8. SHAREHOLDERS' EQUITY

Reverse Stock Split

        On March 29, 2006 the Company's Board of Directors declared a 1 for 4 reverse stock split for shareholders of record on April 10, 2006. The split was approved by shareholders at the 2005 Annual Meeting of Shareholders.

Equity Infusions

        In 2008 and 2006 the Company sold shares of common stock in the following private placements:

Date	Price per Share	Amount, net	Shares Issued
May 2008	$4.34	$12,810,195	3,295,920
April 2006	$4.90	$49,686,160	10,200,307

        In May 2008, the Company completed the sale of 3,295,920 shares of common stock to accredited investors at a price of $4.34 per share, which represented a 10 percent discount to the last sale price on May 13, 2008; and warrants to purchase 988,771 additional shares of common stock, at a price of $5.78, which represented a 20 percent premium to the last sale price of the Company's common stock on May 13, 2008. These warrants expire 60 months after issuance and are exercisable immediately. In addition, ratchet warrants to purchase shares of common stock at $0.01 per share were issued as part of the private placement. The ratchet warrants are triggered and become immediately exercisable in the event that the Company should issue shares of Common Stock at a price below $4.34 per share. The number of shares that may be purchased upon the exercise of the ratchet warrants is determined by a formula that results in the effective price paid by the investors in this offering being equal to the price paid in a subsequent below $4.34 per share offering. The ratchet warrants expire on the earlier of 12 months following issuance, or ten days after the consummation of the sale of shares of the

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

8. SHAREHOLDERS' EQUITY (Continued)

Company's common stock which raises in one or more transactions at least $80 million in gross proceeds.

        The sale raised proceeds of approximately $12.8 million net of expenses of the offering. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares. Such shares are subject to certain resale registration rights that include penalties (1% per month) in the event the registration statement failed to become effective in a timely manner or if the registration statement fails to remain effective. On July 18, 2008, such registration statement was made effective and as a result the Company met its initial obligation with regard to this registration requirement. The placement agent in connection with the offering received a cash fee equal to 5.5% of the gross proceeds.

        In connection with the April 2006 placement the Company paid a fee of $1,449,445 in cash and issued 306,009 shares of Common Stock to a placement agent.. Two private investment partnerships managed by George R. Ireland, a then director of the Company, purchased 300,000 out of 10,200,307 shares in the April 2006 offering. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares issued in these private placements.

Common Stock Issued Upon Conversion of Options and Deferred Compensation

        In August 2008, the Company issued a total of 50,000 shares of Common Stock at $0.80 per share to an executive officer of the Company upon his election to exercise stock options under the terms of the Company's stock option plans.

        In July 2008, the Company issued a total of 115,250 shares of Common Stock at $0.80 per share to a director of the Company upon his election to convert deferred compensation into shares under the terms of the deferred compensation plans. Also in July 2008, the Company issued a total of 119,250 shares of Common Stock (at prices ranging from $0.16 per share to $1.80 per share, the weighted average exercise price was $1.20 per share) to a non-employee director of the Company upon his election to exercise stock options under the terms of the Company's Directors' stock option plans.

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

        At December 31, 2008 there were outstanding under the 1995 Stock Incentive Plan (the "1995 Plan") options for the purchase of 2,156,447 shares of Common Stock with exercise prices ranging from $0.76 to $3.12 per share. No new options may be granted under the 1995 Plan.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

8. SHAREHOLDERS' EQUITY (Continued)

        Under the Company's 2004 Stock Incentive Plan (the "2004 Plan") a total of 1,750,000 shares may be issued upon exercise of options granted under the 2004 Plan. At December 31, 2008 there were outstanding under the 2004 Plan options for the purchase of 1,540,814 shares of Common Stock at exercise prices ranging from $2.96 to $5.19 per share. At December 31, 2008, 74,645 shares were available for future grants under the 2004 Plan.

        Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years.

Directors Stock Options

        On June 19, 2001, the Company granted to certain outside directors options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $0.88 per share. 25,000 options were exercised in both July 2008 and April 2007, and 25,000 were cancelled in 2006. None of such options remains outstanding at December 31, 2008.

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

        In June 2006, the Directors' Stock Option Plan was amended to increase the initial grants and the annual reelection grants to non-employee Directors to 50,000 shares of Common Stock. The 2004 Directors' Plan replaces an earlier plan that expired in 2004. At December 31, 2008, there were outstanding options for the exercise of 63 shares under the old plan.

        At the June 2008 annual meeting of the shareholders, each of the non-employee directors of the Company (Leland O. Erdahl, George R. Ireland, Terence J. Cryan and Marvin K. Kaiser) was granted an option under the 2004 Directors Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $4.10 per share. The non-employee directors hold options covering 581,250 shares under the 2004 Directors' Plan at December 31, 2008. At December 31, 2008, 531,250 shares were available for future grants under the 2004 Directors' Plan.

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

DECEMBER 31, 2008 AND 2007

8. SHAREHOLDERS' EQUITY (Continued)

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

        Under the 1999 Deferred Compensation Plan (the "1999 Plan"), executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of approximately $242,000 was deferred under the 1999 Plan of which $133,450 was paid by issuing 88,965 shares of Common Stock at $1.50 per share. As of December 31, 2008, approximately $108,200 remains outstanding as deferred compensation under the 1999 Plan.

        Under the 2000-2004 Plans, the executive officers and directors were permitted to defer up to 100% of their 2000, 2001, 2002, 2003 and 2004 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.80 per share. A total of $829,000 was deferred under the 2000-2004 Plans of which $95,300 was paid in 2004 by issuing 119,125 shares of Common Stock at $0.80 per share. As of December 31, 2008, approximately $588,800 remains outstanding as deferred compensation under the 2000-2004 Plans.

        In December 2005, the 1999 Plan and the 2000-2004 Plans were amended, extending the election of the participants under the plans to receive their deferred compensation until January 11, 2011. All of the participants with accrued deferred compensation at December 2005 elected to defer their election to such date.

Restricted Stock Plan

        In 2007, the Board of Directors adopted and the shareholders approved the 2007 Restricted Stock Plan (the "2007 Plan"). The 2007 Plan permits the Company to make Restricted Stock grants of shares of Common Stock to management personnel and other key employees of the Company. Unless otherwise specified by the Committee, the term of the restricted period for any Restricted Stock grant under the 2007 Plan shall not be less than five years from the date of grant. Employee participants who receive Restricted Stock grants will have all of the rights of a stockholder, including the right to vote the shares of Restricted Stock that are the subject of the grant and the right to receive any regular cash

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

8. SHAREHOLDERS' EQUITY (Continued)

dividends paid out of current earnings. The Company may issue an aggregate maximum of 1,500,000 shares of Common Stock under the 2007 Plan.

        In March 2008 the Company granted 70,000 shares of restricted common stock to four employees under the 2007 Plan. The estimated fair value totaling approximately $550,000 was calculated based upon quoted market prices on the date of grant. The shares vest ratably over periods ranging from four to five years. All of such shares were issued but were none had vested at December 31, 2008.

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

        The adoption of SFAS 123(R) resulted in stock compensation expense for the year ended December 31, 2008, 2007 and 2006 of $2,154,000, $4,047,000 and $2,422,000, respectively, to general and administrative expenses. The Company has not recognized a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

        The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2008 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending December 31, 2008.

        A total of 200,000 new option grants were made to the non-employee directors of the Company in June 2008 at a grant price of $4.10 per share, respectively.

        A total of 300,000 new option grants were made to the non-employee directors of the Company in April 2007 (100,000 shares) and July 2007 (200,000 shares) at grant prices of $9.25 and $11.32 per share, respectively.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

9. STOCK-BASED COMPENSATION PLANS (Continued)

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

  Stock Options as of December 31, 2008

        The Company has four stock option plans as summarized under Footnote 8 "Shareholders Equity-Stock Options." The following table summarizes stock options outstanding and changes during the year ended December 31, 2008:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	4,452,844	$2.88
Granted	200,000	$4.10
Exercised	(169,250)	$1.08
Canceled or forfeited	(205,020)	$6.95

Options outstanding at December 31, 2008	4,278,574	$2.81	6.43	$1,319,549

Options exercisable at December 31, 2008	3,889,824	$2.46	6.21	$420

        The total intrinsic value of options exercised during the years ended December 31, 2008, 2007and 2006 was $153, $5,429,000 and $793,000, respectively.

        Shares available for grant under the Plans as of December 31, 2008 were 605,895.

        Stock options outstanding and currently exercisable at December 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	2,156,447	5.39	$1.38	2,156,447	$1.38
2004 Employee Incentive Plan	1,540,814	7.19	3.37	1,483,314	3.30
Directors Stock Option Plan	63	4.50	0.16	63	0.16
2004 Directors Plan	581,250	8.31	6.62	250,000	6.73

	4,278,574	6.43	$2.81	3,889,824	$2.46

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

9. STOCK-BASED COMPENSATION PLANS (Continued)

        Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2008 was approximately $2.1 million, which is expected to be recognized over a weighted average period of approximately 2 to 3 years.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

        Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2008: fair market value: $4.10, expected volatility of 143% and risk-free interest rate of 4.25%. An expected life of 9.42 years was used for the options granted. The weighted average fair value of the options granted in 2008 was $4.10.

        Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2007: fair market value: $11.32, expected volatility of 148% and risk-free interest rate of 4.625%. An expected life of 9.62 years was used for the options granted. The weighted average fair value of the options granted in 2007 was $11.32.

        Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2006: fair market value: $5.05, $5.03, $2.91, $2.92 and $5.09 expected volatility of 155%, 155%, 154%, 148% and 155% and risk-free interest rates of 5.18%, 5.08%, 4.13%, 5.13% and 4.66%. An expected life of 8.58, 8.58, 8.58, 9.53 and 8.58 years was used for the options granted. The weighted average fair value of the options granted in 2006 was $3.60.

        Additional details about the options granted under the stock option plans are as follows:

Date of Grant	Exercise Price	Options Granted	Options Available for Exercise	Options Exercised	Options Canceled	Options Outstanding
Balances at Dec. 31, 2005		4,395,118	2,717,324	1,038,838	595,206	2,761,074

June 1, 2006	$5.15	50,000	12,500	—	25,000	25,000
June 6, 2006	$5.13	50,000	25,000	—	—	50,000
October 3, 2006	$2.97	850,000	825,000	—	—	850,000
November 8, 2006	$5.19	295,000	135,000	35,000	67,500	192,500

Balances at Dec. 31, 2006		5,640,118	3,714,824	1,073,838	687,706	3,878,574

April 10, 2007	$9.25	100,000	100,000	—	—	100,000
July 12, 2007	$11.32	200,000	37,500	—	50,000	150,000

Balances at Dec. 31, 2007		5,940,118	3,852,324	1,073,838	737,706	4,128,574

June 4, 2008	$4.10	200,000	37,500	—	50,000	150,000

Balances at Dec. 31, 2008		6,140,118	3,889,824	1,073,838	787,706	4,278,574

        The exercise price for the options granted under the plans is the fair market value of the Common Stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years. The weighted average fair value of options granted in 2008, 2007 and 2006 was $4.10, $10.63 and $3.67, respectively.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

10. FEDERAL INCOME TAXES

        The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2008	2007	2006
Property development costs—net of amortization	$13,688,000	$8,407,000	$8,883,000
Accelerated depreciation	(195,000)	(90,000)	28,000
Restoration reserves	(480,000)	(194,000)	1,106,000
Net operating loss and percentage depletion carryforwards	26,235,000	21,661,000	20,302,000
Valuation allowance and other—net	(39,248,000)	(29,784,000)	(30,319,000)

Total deferred income tax asset (liability)	$0	$0	$0

        Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2008		2007		2006
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax income (loss)	$(26,509,356)	—	$1,077,534	—	$21,509,723	—
Pretax income (loss) times statutory tax rate	(9,013,000)	34%	366,000	(34)%	7,313,000	(34)%
Increases (decreases) in taxes resulting from:
Change in valuation allowance	9,013,000	(34)%	(366,000)	34%	(7,313,000)	34%

Income tax benefit	$0	0%	$0	0%	$0	0%

        The Company's net operating loss carryforwards generated in 2008 and in prior years have generally been valued, net of valuation allowance, at Alternative Minimum Tax ("AMT") rates imposed by the Tax Reform Act of 1986. It is assumed that these deferred tax assets will be realized at such rates.

        At December 31, 2008, approximately $79,439,000 of percentage depletion (available for regular tax purposes) had not been utilized to offset book income and is available to carry forward to future accounting periods.

        The Company also has available for regular federal income tax purposes at December 31, 2008 estimated net operating loss ("NOL") carryforwards of approximately $77,163,000 which expire primarily in 2009 through 2028, if not previously utilized. Following the issuance of the Company's Common Stock in 2001, use of the Company's NOL will be severely limited on an annual and aggregate basis. For this reason, the NOL is not included as a deferred tax asset in the table above.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

11. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

        Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2008	2007
Reserve for future restoration and reclamation costs (Asset Retirement Obligations), net of current portion of $1,660,000 and $1,125,000 in 2008 and 2007. (Note 2)	$5,334,350	$2,808,099
Royalties payable	500,000	500,000
Deferred compensation	697,028	789,228

	$6,531,378	$4,097,327

        The following table shows the change in the balance of the restoration and reclamation liability (Asset Retirement Obligation) during the years ended December 31, 2008 and 2007:

	December 31
	2008	2007
Reserve for future restoration and reclamation costs at January 1,	$3,932,603	$4,229,193
Additions		116,572
Changes in cash flow estimates	3,932,828	967,865
Costs incurred	(1,039,164)	(1,447,815)
Accretion expense	168,505	66,788

Reserve for future restoration and reclamation costs at December 31,	$6,994,772	$3,932,603

12. EARNINGS (LOSS) PER SHARE

        Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006.

	2008			2007			2006
	Net Income Attributed to Common Stock	Weighted- Average Shares	Per- Share Income	Net Income Attributed to Common Stock	Weighted- Average Shares	Per- Share Income	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per- Share Loss
Basic income (loss) per share	$(26,509,356)	54,568,550	$(0.49)	$1,077,534	52,118,851	$0.02	$21,509,723	48,338,172	$0.44
Effect of dilutive securities:
Stock options/ warrants	—	—	—	—	3,962,451	$—	2,081	3,221,695	(0.02)

Diluted income (loss) earnings per share	$(26,509,356)	54,568,550	$(0.49)	$1,077,534	56,081,302	$0.02	$21,511,804	51,559,867	0.42

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

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

        In May 2008, the Company completed the sale of 3,295,920 shares of common stock to accredited investors at a price of $4.34 per share and warrants to purchase 988,771 additional shares of common stock, at a price of $5.78. These warrants expire 60 months after issuance and are exercisable immediately. In addition, ratchet warrants to purchase shares of common stock at $0.01 per share were issued as part of the private placement. The ratchet warrants are triggered and become immediately exercisable in the event that the Company should issue shares of Common Stock at a price below $4.34 per share. The number of shares that may be purchased upon the exercise of the ratchet warrants is determined by a formula that results in the effective price paid by the investors in this offering being equal to the price paid in a subsequent below $4.34 per share offering. The ratchet warrants expire on the earlier of 12 months following issuance, or ten days after the consummation of the sale of shares of the Company's common stock which raises in one or more transactions at least $80 million in gross proceeds.

        The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At December 31, 2008, the Company's registration statement was and remains effective.

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

Compensation Agreements

        The Company has entered into Compensation Agreements with Executive Officers of the Company that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for the Chairman and CEO of the Company and

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008 AND 2007

13. COMMITMENTS AND CONTINGENCIES (Continued)

twenty-four months for the other officers, following such change in control. The Compensation Agreements provide that the executive's base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.

Legal Contingencies

        On July 13, 2007, an employee of a drilling contractor engaged by the Company was killed when the drill rig on which he was making repairs backed over him. His heirs have filed claims against the drilling company and us. Our insurance carrier is defending the matter on our behalf. We believe we have meritorious defenses to the claims and that, in any event, we have adequate insurance to cover the matter.

        In June 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter. The Plaintiffs filed a Motion for Summary Judgment alleging that the leases terminated prior to any production occurring. The Court denied the motion. A trial date has been set for June 1, 2009. The Company will defend the case vigorously. While the Company believes that each of the leases is valid, counsel to the Company is unable to predict the outcome of the litigation. A determination of the invalidity of the lease on the adjacent lands on which the Company has previously produced uranium could have a material adverse affect on the Company's financial condition.

14. JOINT VENTURE FOR CHURCH ROCK PROPERTY

        On December 5, 2006, HRI-Churchrock, Inc., a wholly-owned subsidiary of the Company, entered into a Joint Venture with a wholly-owned subsidiary of Itochu to develop jointly our Church Rock property in New Mexico.

        A feasibility study was completed and delivered at the end of 2006. Under the terms of the Joint Venture, both parties had until April 2, 2007 to make a Preliminary Investment Decision whether to move forward with the Joint Venture. The parties had extended that date until March 2, 2009. On March 6, 2009 we received notification that Itochu had made a negative Preliminary Investment Decision for the Joint Venture which resulted in the termination of the Joint Venture. Such action eliminates the potential for reinstatement of the original delivery contracts with Itochu for South Texas production. However, depending on spot market prices, our sales price may be reduced by up to $2.10 per pound on some of our South Texas production for future deliveries under the contract.

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
10.34*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company's Form 8-K dated August 12, 2005, SEC File No. 000-17171).
10.35*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company's Quarterly Report on Form 10-QSB/A dated November 18, 2005, SEC File No. 000-17171).

Exhibit Number	Description
10.36*	Feasibility Study Funding Agreement between Itochu Corporation, Uranium Resources, Inc. and Hydro Resources, Inc. effective March 29, 2006 (filed with the Company's Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).
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
10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company's Form 10-Q dated May 10,2007, SEC File No. 000-17171)
14*	Uranium Resources, Inc. Amended Code of Ethics for Senior Executives. (filed with the Company's Form 10-KSB dated March 30, 2004, SEC File No. 000-17171).
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Behre Dolbear & Company (USA)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.