Form 10-Q
period 2009-03-31
URANIUM RESOURCES INC /DE/
filed 2009-05-11
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	56,262,245 as of May 9, 2009

URANIUM RESOURCES, INC.

2009 FIRST QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$10,137,032	$12,041,592
Receivables, net	4,149	40,360
Uranium inventory	909,635	1,213,927
Prepaid and other current assets	333,520	513,489
Total current assets	11,384,336	13,809,368

Property, plant and equipment, at cost:
Uranium properties	85,172,046	85,095,067
Other property, plant and equipment	899,560	898,933
Less-accumulated depreciation, depletion and impairment	(63,489,488)	(63,215,677)
Net property, plant and equipment	22,582,118	22,778,323

Long-term investment:
Certificates of deposit, restricted	6,679,782	6,636,715
	$40,646,236	$43,224,406

The accompanying notes to financial statements are an integral part of these consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2009	December 31, 2008
	(Unaudited)
Current liabilities:
Accounts and short term notes payable	$761,394	$1,169,293
Current portion of restoration reserve	1,411,008	1,660,422
Royalties and commissions payable	668,841	719,542
Accrued interest and other accrued liabilities	375,249	607,975
Current portion of capital leases	150,606	158,068
Total current liabilities	3,367,098	4,315,300

Other long-term liabilities and deferred credits	6,350,282	6,531,378

Long term capital leases, less current portion	285,165	320,108
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 2, 5 and 13)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2009—56,098,229; 2008—55,955,549	56,136	55,994
Paid-in capital	146,678,347	146,518,753
Accumulated deficit	(116,531,374)	(114,957,709)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	30,193,691	31,607,620
	$40,646,236	$43,224,406

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Uranium sales—	$1,422,390	$5,731,538
Total revenue	1,422,390	5,731,538
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	138,715	560,402
Operating expenses	869,949	2,127,139
Accretion/amortization of restoration reserve	144,002	206,988
Depreciation and depletion	231,294	1,930,581
Impairment of uranium properties	182,374	135,842
Exploration expenses	773	8,547
Total cost of uranium sales	1,567,107	4,969,499
Earnings (loss) from operations before corporate expenses	(144,717)	762,039

Corporate expenses—
General and administrative	1,441,295	2,701,807
Depreciation	35,137	34,213
Total corporate expenses	1,476,432	2,736,020
Loss from operations	(1,621,149)	(1,973,981)

Other income (expense):
Interest expense	(11,228)	(11,429)
Interest and other income, net	58,712	147,986

Net loss	$(1,573,665)	$(1,837,424)

Net loss per common share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average common shares and common equivalent shares:
Basic	56,096,644	52,305,129
Diluted	56,096,644	52,305,129

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net loss	$(1,573,665)	$(1,837,424)
Reconciliation of net earnings to cash provided (used in) by operations—
Accretion/amortization of restoration reserve	144,002	206,988
Depreciation and depletion	266,431	1,964,794
Impairment of uranium properties	182,374	135,842
Decrease in restoration and reclamation accrual	(586,437)	(250,986)
Stock compensation expense	159,736	654,427
Other non-cash items, net	—	23,212

Effect of changes in operating working capital items—
Decrease in receivables	36,211	338,451
Decrease in inventories	234,714	277,400
(Increase) decrease in prepaid and other current assets	179,969	(187,152)
Decrease in payables, accrued liabilities and deferred credits	(691,326)	(517,627)
Net cash provided by (used in) operations	(1,647,991)	807,925

Investing activities:
Increase in certificates of deposit, restricted	(43,067)	(325,054)
Additions to property, plant and equipment—
Kingsville Dome	(68,015)	(2,159,188)
Vasquez	(71,288)	(152,520)
Rosita	(14,503)	(1,801,713)
Churchrock	(7,261)	(75,064)
Crownpoint	—	(30,523)
Other property	(10,030)	(226,858)
Net cash used in investing activities	(214,164)	(4,770,920)

Financing activities:
Payments on borrowings	(42,405)	(82,718)
Net cash used in financing activities	(42,405)	(82,718)
Net decrease in cash and cash equivalents	(1,904,560)	(4,045,713)
Cash and cash equivalents, beginning of period	12,041,592	9,284,270
Cash and cash equivalents, end of period	$10,137,032	$5,238,557

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements March 31, 2009 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2008 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2009.

2.                                      DESCRIPTION OF BUSINESS

Uranium Resources, Inc. (“URI”) was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ recovery (“ISR”) or solution mining process. Historically, the primary customers of the Company have been major utilities and commodities brokers that sell uranium to utilities who utilize nuclear power to generate electricity. At present the Company owns both producing and undeveloped uranium properties in South Texas and undeveloped uranium properties in New Mexico.

 The Company resumed uranium production in 2004 at its Vasquez project, in 2006 at its Kingsville Dome project and in the 3rd quarter of 2008 at its Rosita project, each of such projects are located in South Texas. As a result of declining uranium market prices and high production costs, the Company announced its decision to cease further development of additional wellfields and to curtail production from its South Texas projects as existing production wellfields from each project were depleted. Production at our Vasquez and Rosita projects were shut down in the 4th quarter of 2008 and production at the Kingsville Dome project has produced longer than expected, but we believe production may be shut-in over the next several months. The Vasquez project was mined out in 2008 and is now being restored. At the Kingsville Dome and Rosita projects, the decision to shut-in production was made to conserve the in-place reserve base until higher prices can be realized.

Prior to resuming Vasquez production, the Company had been in production stand-by since the first quarter of 1999 at its Kingsville Dome and Rosita projects. Groundwater restoration and reclamation activities have been conducted at these two sites and are currently ongoing at each of the Kingsville Dome, Vasquez and Rosita projects.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that the cash balance of $10.1 million at March 31, 2009 and the cash expected to be provided through our remaining uranium sales will be sufficient to maintain its liquidity beyond the next twelve months.

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

During the first quarter of 2009, the Company’s executive officers cash compensation was reduced by 30% to 40% and in lieu of such cash compensation the officers were issued restricted shares of common stock of the Company.  A total of 142,680 shares of restricted common stock were issued in January 2009 with respect to a reduction of $87,750 of cash compensation for the quarter.

4.                                      URANIUM PROPERTIES

Kingsville Dome Project

Production from Kingsville Dome for the first quarter of 2009 and 2008 was 29,800 and 79,100 pounds, respectively.  Total capital expenditures for Kingsville Dome for the first quarter of 2009 was $68,000 and was related to land and mineral lease payments.  Total capital expenditures for Kingsville Dome for the first quarter of 2008 were $2.2 million for wellfield development, the construction of additional satellite plants and for wellfield evaluation and delineation of future wellfields.

As of May 2009, the two remaining wellfields at Kingsville Dome have continued to produce at costs that at current uranium market conditions generate positive cash flow.  As production from depleted wellfields at Kingsville Dome ceases, restoration activities in those wellfields are conducted.  We are conducting ongoing restoration activities at this project and incurred $282,000 in costs for the quarter ended March 31, 2009.

Rosita

We began production at one new wellfield at Rosita in August 2008.  Due to poor economics driven by technical challenges and lower uranium prices, production from this wellfield was shut-in in October 2008.  We have been conducting ongoing restoration activities at this project on our depleted wellfields and incurred $179,000 in costs for the quarter ended March 31, 2009.  Capital expenditures for the first quarter of 2009 were minimal with approximately $15,000 being spent for land and mineral lease payments.  Capital expenditures for our Rosita project were $1.7 million in the first quarter of 2008.  These expenditures were made to upgrade the Rosita plant and elution circuit, for the addition of another satellite plant, for the construction of a drying facility at Rosita and for wellfield development in anticipation of start-up of production later in the year.

Vasquez Project

Production at the Vasquez project was shutdown during October 2008 and has been depleted of its economically recoverable reserves.  During the quarter we incurred $71,000 of capital expenditures primarily for land and mineral lease payments.  As production from depleted wellfields ceased, restoration activities in those wellfields were begun.  We are conducting ongoing restoration activities at this project and incurred $202,000 in costs for the quarter ended March 31, 2009.  In the first quarter of 2008 we produced 4,300 pounds and we incurred wellfield development expenditures of $153,000, primarily for development of new wellfields to bring on new production at Vasquez.  Such new production commenced in March 2008.

Impairment of Uranium Properties

At March 31, 2009, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A decline in the market price of uranium and an increase in the estimated production costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $182,000 for the first quarter of 2009, $155,000 related to Vasquez and $27,000 for Rosita.  The net carrying value of the Kingsville Dome, Rosita and Vasquez projects are approximately $8.1 million, $5.4 million and $909,000 at March 31, 2009.

5.                                      CONTRACT COMMITMENTS

Amendment to Uranium Sales Contracts

In March 2006 we entered into new sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that supersede the previously existing contracts and provide for delivery of one-half of our actual production from our  properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays).  The Itochu contract contains separate pricing terms for the Vasquez property that are no longer applicable since Vasquez has reached the end of its useful life.  Our Texas production will be sold to Itochu at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $50.per pound. If the spot price is over $50 per pound the price will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.

Under the amended Itochu contract there was potential for reinstatement of the original contract terms if our joint venture with Itochu to develop our Church Rock property in New Mexico was terminated by us. On March 6, 2009, Itochu terminated the Joint Venture.  The only consequence of the termination was the increase of the ceiling price for future uranium sales from $43 to $50 per pound.

Under the UG contract all production from our Texas properties will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of Uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%.  We paid UG $12 million in cash to restructure its previously existing contract.

6.             STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made employees.

Stock Compensation Expense - SFAS 123(R)

Stock compensation expense for the three months March 31, 2009 and 2008 was $160,000 and $654,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2009 for the expected term. The expected term was estimated based on historical averages over the most recent periods ending March 31, 2009.

No stock option grants were made in the first quarter of 2009.

A total of 142,680 shares of restricted stock were granted in the first quarter of 2009 to five executive officers on January 2, 2009 in connection with a salary reduction plan for 2009.  All of these shares vest one year from the date of grant.  Restricted stock grants are valued using the fair market value of the stock on the date of grant. The Company recognized stock compensation expense for the restricted share grants of approximately $29,200 during the first quarter of 2009.

No stock option grants were made in the first quarter of 2008.

A total of 70,000 shares of restricted stock were granted in the first quarter of 2008.  Total restricted share grants of 60,000 shares were made to three non-executive employees on March 6, 2008. 30,000 of these shares vested ratably over five years and 30,000 shares vest ratably over four years.  Another 10,000 restricted share grant was made to an executive of the Company on March 24, 2008, these shares vest ratably over 5 years.  In November 2008, the terms of the restricted stock grants were modified to permit the acceleration of their vesting upon certain conditions.  In the first quarter of 2009, the vesting for 60,000 of the Restricted Shares was accelerated to be fully vested.  Restricted stock grants are valued using the fair market value of the stock on the later of the date of grant or modification. The Company recognized a reduction of stock compensation expense for the restricted share grants of approximately $36,000 during the first quarter of 2009 as a result of the vesting modification.

The total estimated unrecognized compensation cost from the unvested restricted grants at March 31, 2009 was approximately $98,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-4 years.

Stock Options for the Three Months Ended March 31, 2009

The following table summarizes stock options outstanding and changes during the three month period ended March 31, 2009:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term –in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	4,278,574	$2.81
Granted	—	—
Exercised	—	—
Canceled or forfeited	—	—
Options outstanding at March 31, 2009	4,278,574	$2.81	6.2	$20

Options exercisable at March 31, 2009	3,889,824	$2.46	6.0	$20

Shares available for grant under the Stock Option Plans as of March 31, 2009 were 605,895.

Stock options outstanding and currently exercisable at March 31, 2009 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
	(in years)
1995 Stock Incentive Plan	2,156,447	5.1	$1.38	2,156,447	$1.38
2004 Stock Incentive Plan	1,540,814	6.9	3.37	1,483,314	3.30
Directors’ Stock Option Plan	63	4.3	0.16	63	0.16
2004 Directors’ Plan	581,250	8.1	6.62	250,000	6.73
	4,278,574	6.2	$2.81	3,889,824	$2.46

Total estimated unrecognized compensation cost from unvested stock options at March 31, 2009 was approximately $1.497 million, which is expected to be recognized over the weighted average vesting period of the individual grants which range from approximately 2-4 years.

7.             ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended March 31, 2009:

Reserve for future restoration and reclamation costs beginning of period	$6,994,772
Additions and changes in cash flow estimates	149,484
Costs incurred	(663,395)
Accretion expense	83,401
Reserve for future restoration and reclamation costs at end of period	$6,564,262

8.                                      SHAREHOLDERS’ EQUITY

Restricted Stock Grant

A total of 142,680 shares of restricted stock were granted to five executive officers on January 2, 2009 at a price of $0.615 per share in connection with a salary reduction plan for 2009.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter.  All of these shares vest one year from the date of grant.

On April 1, 2009 a total of 164,016 shares of restricted stock were granted to five executive officers at a price of $0.535 per share in connection with the salary reduction plan for 2009.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter and these shares vest one year from their date of grant.

Equity Infusion — Private Placement

In May 2008, the Company completed the sale of 3,295,920 shares of common stock to accredited investors at a price of $4.34 per share and warrants to purchase 988,771 additional shares of common stock, at a price of $5.78. These warrants expire 60 months after issuance and are exercisable immediately. In addition, ratchet warrants to purchase shares of common stock at $0.01 per share were issued as part of the private placement. The ratchet warrants are triggered and become immediately exercisable in the event that the Company should issue shares of Common Stock at a price below $4.34 per share. The number of shares that may be purchased upon the exercise of the ratchet warrants is determined by a formula that results in the effective price paid by the investors in this offering being equal to the price paid in a subsequent below $4.34 per share offering. The ratchet warrants expire on May 13, 2009.  Upon implementation of EITF Issue 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, management determined the ratchet warrants qualified as a derivative resulting in the fair market value to be recorded as a liability.  The fair market value of the ratchet warrants was deemed to be insignificant as of January 1, 2009 and March 31, 2009.

The following table details the changes in shareholders equity for the quarter ended March 31, 2009:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2008	55,955,549	$55,994	$146,518,753	$(114,957,709)	$(9,418)
Net loss	—	—	—	(1,573,665)	—
Stock compensation expense	—	—	159,736	—	—
Restricted stock issuance	142,680	142	(142)
Balances, March 31, 2009	56,098,229	$56,136	$146,678,347	$(116,531,374)	$(9,418)

10.          IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recent Accounting Pronouncements

Business Combinations.    In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted for. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company adopted this standard on January 1, 2009 which did not have an impact on its financial position, results of operations or cash flows as there have been no acquisitions that have been consummated after January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements.    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented.  The Company adopted this standard on January 1, 2009 which did not have an impact on its financial position, results of operations or cash flows as the Company owns 100% of its subsidiaries.

Derivative Instruments and Hedging Activities.    In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The standard is effective for our fiscal year and interim periods within such year, beginning January 1, 2009.  The Company adopted this standard on January 1, 2009 which did not have an impact on its financial position, results of operations or cash flows as there were no derivative instruments or hedging activities after January 1, 2009.

Fair Value Measurements and Impairments of Securities.  In April 2009, the Financial Accounting Standards Board issued three final staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. We do not expect this guidance to have a significant impact on our financial statements.

Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.   In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. Paragraph 11(a) of SFAS No. 133  Accounting for Derivatives and Hedging Activities,  specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The application of this guidance at January 1, 2009 did not have a significant impact on the Company’s financial statements.

Fair Value Measurements.  In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 175-2”),  Effective Date of FASB Statement 157, which delays the effective date of Statement of Financial Accounting No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually).  Beginning January 1, 2009, we applied SFAS 157 to nonrecurring, nonfinancial assets and liabilities. This adoption did not have a material impact on our consolidated condensed statement of operations or financial condition.  Our asset retirement obligation is classified as a Level 3 liability within the valuation hierarchy. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and restoration costs, inflation rate and the expected remaining life of wellfields. The inputs are calculated based on historical data as well as current estimated costs.  See Note 7 — Asset Retirement Obligation for additional information of our asset retirement obligation as of March 31, 2009.

11.          EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 6,152,366 were excluded from the calculation of earning per share because they were anti-dilutive due to our net loss position for the quarter ended March 31, 2009.

12.          TENTH CIRCUIT COURT OF APPEALS DECISION

On April 17, 2009, a three-judge panel of the United States Court of Appeals for the Tenth Circuit issued a decision holding that Section 8 of URI’s Churchrock property in New Mexico is Indian country.  One of the members of the panel dissented.  Section 8 is owned in fee by URI’s subsidiary Hydro Resources, Inc. Indian country falls under the jurisdiction of the United States Environmental Protection Agency (USEPA), and not the State of New Mexico, to administer the Underground Injection Control (UIC) program permit which URI requires for in situ recovery (ISR) mining of that property. The jurisdictional dispute originated among the State of New Mexico, the USEPA and the Navajo Nation and was initially taken to the Tenth Circuit Court of Appeals which in January 2000 remanded it to the USEPA. In February 2007, the USEPA reached a decision, which the Company subsequently appealed to the Tenth Circuit, that Section 8 is Indian country, and therefore under its jurisdiction to administer the UIC program permit. The Company is evaluating its alternatives on this matter and no impairment was considered necessary at March 31, 2009.

13.          COMMITMENTS AND CONTINGENCIES

The Company’s mining operations are subject to federal and state regulations for the protection of the environment, including water quality. These laws are constantly changing and generally becoming more restrictive. The ongoing costs of complying with such regulations have not been significant to the Company’s annual operating costs. Future mine closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of-production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on its accrual for costs. The Company believes its operations are in compliance with current environmental regulations.

The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management does not believe that adverse decisions in any pending or threatened proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At March 31, 2009, the Company’s registration statement was and remains effective.

The Company has entered into Compensation Agreements with Executive Officers of the Company that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for the Executive Chairman of the Company and twenty-four months for the other officers, following such change in control. The Compensation Agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.

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

In June 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter. The Plaintiffs filed a Motion for Summary Judgment alleging that the leases terminated prior to any production occurring. The Court denied the motion. A trial date was originally set for June 1, 2009 but has been rescheduled for December 7, 2009. The Company will defend the case vigorously. While the Company believes that each of the leases is valid, counsel to the Company is unable to predict the outcome of the litigation. A determination of the invalidity of the lease on the adjacent lands on which the Company has previously produced uranium could have a material adverse affect on the Company’s financial condition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and any financial data incorporated herein by reference to the Company’s reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Except for historical information contained in this report, the matters discussed herein contain forward-looking statements, made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including management’s expectations regarding the Company’s reserves and mineralized uranium materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from management’s expectations. Key factors impacting current and future operations of the Company include the price of uranium, weather conditions, operating conditions at the Company’s mining projects, government regulation of the mining industry and the nuclear power industry, the world-wide supply and demand of uranium, availability of capital, timely receipt of mining and other permits from regulatory agencies and other matters indicated in “Cautionary Statement,” found in the Company’s 2008 Annual Report on Form 10Q.

Overview

URI explores for and produces uranium in South Texas where it has three projects: Kingsville Dome, Vasquez and Rosita. URI also has an estimated 101.4 million pounds of in place mineralized uranium material on 183,000 acres in New Mexico. Our operations are heavily influenced by the price of uranium both on the spot and long-term markets. The spot price of uranium, which has fluctuated from a high of $136/lb in June 2007 to its recent price level of $46.00/lb, has been the primary driver of the strategic decisions of the Company.  Spot prices have improved to $46.00 over the last month from a recent low of $40.00 in April 2009, however, the long-term price for uranium has declined from $70.00 per pound where it had held for several months to $65.00 per pound at April 30, 2009.

Our strategy has been focused on two fronts: 1) advancing our New Mexico assets towards production, and 2) expanding our reserve base in Texas in an effort to continue to generate cash from operations to sustain our efforts in New Mexico.

In 2008, we had to adjust our plans in response to changes in the uranium market. Operating margins from our production are impacted by uranium prices and costs. Although uranium prices escalated rapidly from 2004 to 2007, so did costs. In 2008, while prices declined, costs did not, leading to a significant decrease in margins. As a result, in October 2008 we decided to suspend new wellfield development at Kingsville and Rosita until sufficient margins can be made to justify the new investment required to bring on additional production.

South Texas Production:  At March 31, 2009, we had two operating wellfields, both at Kingsville Dome which are expected to complete their production over the next several months.  We produced 29,800 pounds of uranium during the first quarter of 2009.  Current activity at Kingsville Dome is primarily focused on the restoration of depleted wellfields. We are also studying the potential of uranium recovery from the by-product material that was generated from prior uranium processing at our Kingsville Dome plant. Such activities may reduce our restoration costs and may result in the recovery of uranium that could be processed into a saleable product.  The last wellfield at Vasquez was fully depleted in October 2008 and the project is now undergoing restoration. Production from Rosita was started in June 2008, but was suspended in October 2008 due to poor economics driven by increased operating costs as a result of technical operating challenges and the decreased price of uranium.

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

Reserve development:    A significant portion of the cash on hand at December 31, 2008 was generated from the $12.8 million in net proceeds received from the sale of common stock and warrants in a private placement in May 2008. The equity was raised to fund the acquisition, exploration, permitting and development of new and existing properties in South

Texas to increase our resource base in an effort to extend production at our Texas operations beyond 2009 as well as for general corporate purposes.

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

Due to higher production costs, combined with geologic and technical risk and unknown market risk, we have chosen to suspend our exploration activities until the economics justify further activity. We are seeking opportunities for the rights to potential uranium properties in South Texas in geographic areas that have historically held significant uranium resources. There is no assurance that we will be successful in the acquisition of such properties, or if acquired, that such properties will contain commercially viable uranium deposits.

Financial Condition and Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Production and production costs.  In the first quarter of 2009, we produced 29,800 pounds and received positive inventory adjustments of 1,800 pounds.  Production in the first quarter of 2008 was 83,400; 4,300 pounds from Vasquez and 79,100 from Kingsville Dome.  We ceased production at Vasquez and deferred additional development of new wellfields at Kingsville Dome in the fourth quarter of 2008.  This resulted in the reduction in production in the first quarter of 2009 compared to 2008.  We have two wellfields under production at Kingsville Dome whose production is expected to be completed over the next several months.

The following table details our production and production cost breakdown for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Total uranium production	31,600	83,400

Total operating costs	$635,000	$1,912,000
Per pound operating costs	$20.11	$22.94
Total deprec. and depletion costs	$162,000	$2,238,000
Per pound DD&A cost	$5.12	$26.85
Total production cost	$797,000	$4,150,000
Production cost per pound	$25.23	$49.78

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

Reconciliation of production costs to cost of uranium sales:

	Three Months Ended March 31,
	2009	2008
Operating costs	$635,000	$1,912,000
Change in uranium inventory	235,000	216,000
Operating expense for uranium production sold	$870,000	$2,127,000

Depreciation and depletion costs	$162,000	$2,238,000
Change in uranium inventory	69,000	(307,000)
Depreciation and depletion for uranium production sold	$231,000	$1,931,000

Total production costs	$797,000	$4,150,000
Change in uranium inventory	304,000	(92,000)
Direct cost of uranium production sold	$1,101,000	$4,058,000

Uranium Sales.  In the first quarter of 2009, we sold 27,600 pounds generating revenue of $1.422 million ($51.51 per pound), compared with sales of 81,100 pounds in the same period of 2008 for revenue of $5.732 million ($70.66 per pound).  The decrease in sales revenue was the result of the reduction in pounds sold, as well as from lower prices we received as a result of lower uranium market prices in the first quarter 2009 compared to the prior year’s quarter.

Cost of Uranium Sales.  Our cost of uranium sales from the sale of produced uranium in the first quarter of 2009 was $1.5 million compared with $5.0 million in the same period of 2008.  Total cost of uranium sales includes royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses and amortization of our restoration and reclamation cost estimates.  The following table details the direct cost of uranium sales and royalties and commissions breakdown for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Total pounds sold	27,600	81,100
Total operating expenses	$870,000	$2,127,000
Per pound operating expense	$31.50	$26.22
Depreciation and depletion	$231,000	$1,931,000
Per pound DD&A expense	$8.38	$23.80
Direct cost of uranium production sold	$1,101,000	$4,058,000
Direct cost of sales per pound	$39.88	$50.02

Royalties and commissions	$139,000	$560,000
Royalties and commissions per pound	$5.02	$6.91

We saw a decrease in our overall production costs in the first quarter of 2009 compared to 2008. Our 2009 production was sourced from the remaining two wellfields at Kingsville Dome and was supplemented by nominal amounts derived from finalized assaying of prior Vasquez shipments.  The cost decreases seen in the first quarter resulted from significant operating cost reductions made beginning in the fourth quarter of 2008 along with the impact of the impairment of our uranium assets in 2008 and 2009.  The impairment provisions reduced the amount of capital costs attributable to our uranium properties and resulted in the lower cost per pound attributable to depreciation and depletion in the current period. Our cost of sales for the current quarter also included stand-by costs at Vasquez and Rosita of approximately $39,000.

The 2008 production from Kingsville Dome was sourced from wellfields in their latter stages of production as well as from new less prolific wellfields compared to prior production. These changes resulted in an increase in our costs. Also contributing to higher costs in 2008 was initial production from a new wellfield at Vasquez, which began production in March 2008. Historically Vasquez has had lower recovery factors than Kingsville Dome and this factor has contributed to increased operating and capital costs. Our average cost of pounds sold in the first quarter of 2008 was $50.02 per pound with Kingsville Dome production contributing approximately 95% and Vasquez pounds totaling approximately 5% of total pounds sold during the quarter.  Our cost of sales for the first quarter of 2008 also included stand-by costs at Vasquez and Rosita of approximately $425,000 ($5.24 per pound) associated with pre-operating activities and depreciation at these projects in advance of the start-up of new wellfields at each location.

Royalties and Commissions.    During the first quarter of 2009, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $139,000, representing 9.8% of sales. During the first quarter of 2008, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $560,000, representing 9.8% of sales.

Operating Expenses.    During the first quarter of 2009, operating expenses for Vasquez and Kingsville Dome production sold was $870,000. During this period we incurred approximately $39,000 of stand-by costs related to our Vasquez and Rosita projects with such costs charged to operations. During the first quarter of 2008, operating expenses for Vasquez and Kingsville Dome production sold was $2.201 million. During this period we incurred approximately $425,000 of stand-by costs related to our Vasquez and Rosita projects with such costs charged to operations.

Depreciation and Depletion.    During the first quarter of 2009, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $172,000. During the same period in 2008, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $1.931 million.

Impairment of Uranium Properties.    During the first quarter of 2009 and 2008, we determined the carrying value of our uranium assets exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Such determination resulted in an impairment provision of approximately $182,000 and $136,000 in 2009 and 2008, respectively.

Accretion and Amortization of Future Restoration Costs.    Accretion and amortization of future restoration costs in the first quarter of 2009 and 2008 was $144,000 and $207,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $1.5 million and $2.7 million, respectively in the three months ended March 31, 2009 and 2008.

Significant expenditures for general and administrative expenses for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
Stock compensation expense	$160,000	$654,000
Salaries and payroll burden	596,000	840,000
Legal, accounting, public company expenses	288,000	283,000
Insurance and bank fees	132,000	143,000
Consulting and professional services	156,000	501,000
Office expenses	66,000	175,000
Travel and other expenses	43,000	106,000
Total	$1,441,000	$2,702,000

The non-cash compensation expense recorded for the quarter ended March 31, 2009 and 2008 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company’s stock option and restricted stock grants.

Salary and payroll costs decreases for the three months presented resulted primarily from a reduction in salaried positions primarily in South Texas and New Mexico in conjunction with cost cutting moves which began in the fourth quarter of 2008.

The costs for consulting and professional services decreased in the quarter ended March 31, 2009 compared with 2008 and resulted from the cost cutting moves which began in the fourth quarter of 2008.  The activities incurred in the first quarter of 2008 included work performed in the review and assessment of our New Mexico property data bases to evaluate their potential as conventional mining projects and other costs related to community outreach and information campaigns designed to enhance public awareness of our planned New Mexico operations.  We also incurred increased costs for environmental, health and safety training, investor relations and media relations activities and for human resources and computer networking consultants.

Decreased office costs incurred in the quarter ended March 31, 2009 compared to 2008 resulted primarily from the closure of our corporate offices in Corpus Christi, Texas and Albuquerque, New Mexico in the third and fourth quarters of 2008, respectively.

    Net Losses. For the three months ended March 31, 2009 and 2008, we had net losses of $1.6 million and of $1.8 million, respectively.

Cash Flow.  At of March 31, 2009 we had a cash balance of approximately $10.1 million compared with $5.2 million at the same date in 2008.

In the first quarter of 2009, we had cash used in operations of $1.6 million. We used $214,000 in investing activities during the first quarter of 2009.  We increased the collateral supporting our South Texas financial surety requirements by $43,000 and made additions to our South Texas and New Mexico property, plant and equipment of $171,000 during the quarter.  These expenditures were primarily for land and mineral lease payments during the quarter.

In the first quarter of 2008, we had positive cash flow provided by operations of $808,000. We used $4.8 million in investing activities during the first quarter of 2008.  We increased the collateral supporting our South Texas financial surety requirements by $325,000 and also made significant additions to our South Texas and New Mexico property, plant and equipment of $4.5 million during the quarter.  These expenditures were primarily for wellfield development, for evaluation drilling and plant and dryer upgrades at Kingsville Dome of $2.2 million and for wellfield development, evaluation drilling and plant and dryer upgrades at Rosita of $1.7 million, for additional wellfield development at Vasquez of $153,000, for other Texas property and for other assets and other property additions in New Mexico of $347,000.

Liquidity—Cash Sources and Uses for 2009

As of March 31, 2009 we had $10.1 million in cash compared to $12.0 million at December 31, 2008.  The cash at March 31, 2009 was generated from operations as well as the $12.8 million in net proceeds received from the sale of common stock and warrants in a private placement in May 2008.

The Company used $1.6 million in cash from operations during the first quarter of 2009. With falling sales prices and higher production costs, the Company decided to suspend the development of new wellfields at Kingsville Dome and Rosita as of October 2008. As such, sales revenue for the Company will be limited to the remaining production that is expected to be completed over the next several months.

In the second half of 2008, we took significant steps to decrease our cost structure by implementing tighter spending controls, closing two offices, reducing employment, limiting exploration activities, and reducing public and government relations activities in New Mexico and Texas. Our objective is to reduce our cash requirements to a level that allows us to sustain our reclamation activities and continue the requisite activities in New Mexico to advance our projects toward production without needing outside sources of capital through 2010.  The Company is also evaluating certain assets to determine if they can be better utilized and/or monetized.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5.7 million and $5.6 million were issued at March 31, 2009 and December 31, 2008, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2.8 million were issued for the benefit of the Company at March 31, 2009 and December 31, 2008. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at March 31, 2009 and December 31, 2008, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K.  We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

Specifically regarding our uranium properties, significant estimates were utilized in determining the carrying value of these assets. These assets have been recorded at their estimated net realizable value for impairment purposes on a discounted cash flow analysis, which is less than our cost. The actual value realized from these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound in June 2007 and were $46.00 per pound as of May 4, 2009.

ITEM 4.                                                     CONTROLS AND PROCEDURES

During the year ended December 31, 2008 and the three months ended March 31, 2009, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 and March 31, 2009 were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of the annual report on Form 10-K for the year ended December 31, 2008. As a result of these assessments management concluded that our internal controls over financial reporting were effective as of December 31, 2008.

Changes in Internal Controls

During the first three months of 2009 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

On April 17, 2009, a three-judge panel of the United States Court of Appeals for the Tenth Circuit issued a decision holding that Section 8 of URI’s Churchrock property in New Mexico is Indian country.  One of the members of the panel dissented.  Section 8 is owned in fee by URI’s subsidiary Hydro Resources, Inc. Indian country falls under the jurisdiction of the United States Environmental Protection Agency (USEPA), and not the State of New Mexico, to administer the Underground Injection Control (UIC) program permit which URI requires for in situ recovery (ISR) mining of that property. The jurisdictional dispute originated among the State of New Mexico, the USEPA and the Navajo Nation and was initially taken to the Tenth Circuit Court of Appeals which in January 2000 remanded it to the USEPA. In February 2007, the USEPA reached a decision, which the Company subsequently appealed to the Tenth Circuit, that Section 8 is Indian country, and therefore under its jurisdiction to administer the UIC program permit. The Company is evaluating its alternatives on this matter.

ITEM 1A.                    RISK FACTORS

Over 28.9% of our shares of Common Stock are controlled by Principal Stockholders and Management.

Approximately 21.0% of our Common Stock is controlled by two stockholders of record. In addition, our directors and officers are the beneficial owners of about 7.9% of our Common Stock. This includes with respect to both groups shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price for our Common Stock.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 142,680 shares of restricted stock were granted to five executive officers on January 2, 2009 at a price of $0.615 per share.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter.  All of these shares vest one year from the date of grant.

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

URANIUM RESOURCES, INC.

Dated: May 11, 2009	By:	/s/ David N. Clark
David N. Clark
Director and
Chief Executive Officer

Dated: May 11, 2009	By:	/s/ Thomas H. Ehrlich
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