Form 10-Q
period 2009-06-30
URANIUM RESOURCES INC /DE/
filed 2009-08-10
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	56,331,337 as of August 7, 2009

URANIUM RESOURCES, INC.

2009 SECOND QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$9,311,484	$12,041,592
Receivables, net	10,831	40,360
Uranium inventory	711,459	1,213,927
Prepaid and other current assets	263,268	513,489
Total current assets	10,297,042	13,809,368

Property, plant and equipment, at cost:
Uranium properties	84,416,011	85,095,067
Other property, plant and equipment	899,560	898,933
Less-accumulated depreciation, depletion and impairment	(63,762,975)	(63,215,677)
Net property, plant and equipment	21,552,596	22,778,323

Long-term investment:
Certificates of deposit, restricted	6,720,640	6,636,715
	$38,570,278	$43,224,406

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2009	December 31, 2008
	(Unaudited)
Current liabilities:
Accounts and short term notes payable	$744,395	$1,169,293
Current portion of restoration reserve	1,432,380	1,660,422
Royalties and commissions payable	781,957	719,542
Accrued interest and other accrued liabilities	350,130	607,975
Current portion of capital leases	138,034	158,068
Total current liabilities	3,446,896	4,315,300

Other long-term liabilities and deferred credits	6,246,787	6,531,378

Long term capital leases, less current portion	256,606	320,108
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 2, 5 and 14)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2009—56,262,245; 2008—55,955,549	56,300	55,994
Paid-in capital	146,900,388	146,518,753
Accumulated deficit	(118,777,281)	(114,957,709)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	28,169,989	31,607,620
	$38,570,278	$43,224,406

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Uranium sales	$1,786,973	$6,598,401	$3,209,363	$12,329,939
Total revenue	1,786,973	6,598,401	3,209,363	12,329,939
Costs and expenses:
Cost of uranium sales
Royalties and commissions	166,937	576,355	305,652	1,136,757
Operating expenses	762,753	1,810,893	1,632,702	3,938,032
Accretion/amortization of restoration reserve	114,206	177,640	258,208	384,628
Depreciation and depletion	181,969	2,314,244	413,263	4,244,825
Impairment of uranium properties	1,232,615	160,275	1,414,989	296,117
Exploration expenses	4,050	249,792	4,823	258,339
Total cost of uranium sales	2,462,530	5,289,199	4,029,637	10,258,698
Earnings (loss) from operations before corporate expenses	(675,557)	1,309,202	(820,274)	2,071,241

Corporate expenses—
General and administrative	1,578,967	3,088,011	3,020,262	5,789,818
Write-off of target acquisition costs (Note 12)	—	1,437,410	—	1,437,410
Depreciation	36,751	36,834	71,888	71,047
Total corporate expenses	1,615,718	4,562,255	3,092,150	7,298,275
Loss from operations	(2,291,275)	(3,253,053)	(3,912,424)	(5,227,034)

Other income (expense):
Interest expense	(10,375)	(6,388)	(21,603)	(17,817)
Interest and other income, net	55,743	150,070	114,455	298,056

Net loss	$(2,245,907)	$(3,109,371)	$(3,819,572)	$(4,946,795)

Net loss per common share:
Basic	$(0.04)	$(0.06)	$(0.07)	$(0.09)
Diluted	$(0.04)	$(0.06)	$(0.07)	$(0.09)

Weighted average common shares and common equivalent shares per share data:
Basic	56,249,628	54,007,417	56,173,559	53,156,273
Diluted	56,249,628	54,007,417	56,173,559	53,156,273

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Net loss	$(3,819,572)	$(4,946,795)
Reconciliation of net earnings to cash provided (used in) by operations—
Accretion/amortization of restoration reserve	258,208	384,628
Depreciation and depletion	485,151	4,315,872
Impairment of uranium properties	1,414,989	296,117
Decrease in restoration and reclamation accrual	(1,076,575)	(342,214)
Stock compensation expense	381,941	1,550,304
Write-off of target acquisition costs	—	1,437,410
Other non-cash items, net	—	(9,733)

Effect of changes in operating working capital items—
Decrease in receivables	29,529	515,790
Decrease in inventories	408,695	88,270
(Increase) decrease in prepaid and other current assets	250,221	(46,910)
Decrease in payables, accrued liabilities and deferred credits	(620,328)	(295,745)
Net cash provided by (used in) operations	(2,287,741)	2,946,994

Investing activities:
Increase in certificates of deposit, restricted	(83,925)	(413,694)
Additions to property, plant and equipment—
Kingsville Dome	(80,534)	(3,196,693)
Vasquez	(90,577)	(167,090)
Rosita	(31,062)	(3,782,475)
Rosita South	3,038	(156,330)
Churchrock	(59,676)	(285,807)
Crownpoint	—	(64,353)
Other property	(16,095)	(849,290)
Net cash used in investing activities	(358,831)	(8,915,732)

Financing activities:
Issuance of common stock, net	—	12,859,845
Payments on borrowings	(83,536)	(146,859)
Net cash provided by (used in) financing activities	(83,536)	12,712,986
Net increase (decrease) in cash and cash equivalents	(2,730,108)	6,744,248
Cash and cash equivalents, beginning of period	12,041,592	9,284,270
Cash and cash equivalents, end of period	$9,311,484	$16,028,518

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements June 30, 2009 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2008 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2009.

2.                                      DESCRIPTION OF BUSINESS

Uranium Resources, Inc. (“URI”) was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ recovery (“ISR”) or solution mining process. Historically, the primary customers of the Company have been major utilities and commodities brokers that sell uranium to utilities who utilize nuclear power to generate electricity. At present the Company owns both developed and undeveloped uranium properties in South Texas and undeveloped uranium properties in New Mexico.

The Company resumed uranium production in 2004 at its Vasquez project, in 2006 at its Kingsville Dome project and in the 3rd quarter of 2008 at its Rosita project. Each of such projects is located in South Texas. As a result of declining uranium market prices and high production costs, the Company announced its decision to cease further development of additional wellfields and to curtail production from its South Texas projects as existing production wellfields from each project were depleted. Production at our Vasquez and Rosita projects were shut down in the 4th quarter of 2008 and production at the Kingsville Dome project was shut-in in mid June 2009. The Vasquez project was mined out in 2008 and is now being restored. At the Kingsville Dome and Rosita projects, the decision to shut-in production was made to conserve the in-place reserve base until higher prices can be realized.

Prior to resuming Vasquez production, the Company had been in production stand-by since the first quarter of 1999 at its Kingsville Dome and Rosita projects. Groundwater restoration and reclamation activities have been conducted at these two sites and are currently ongoing at each of the Kingsville Dome, Vasquez and Rosita projects.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that the cash balance of $9.3 million at June 30, 2009 and the cash expected to be provided through our remaining uranium sales will be sufficient to maintain its liquidity beyond the next twelve months.

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

During the first half of 2009, the Company’s executive officers cash compensation was reduced by 30% to 40% and in lieu of such cash compensation the officers were issued restricted shares of common stock of the Company.  A total of 142,680 shares of restricted common stock were issued in January 2009 and 164,016 shares of restricted common stock were issued in April 2009 with respect to a reduction of $87,750 of cash compensation for each of the first two quarters of 2009.

4.                                      URANIUM PROPERTIES

Kingsville Dome Project

Production from Kingsville Dome for the first half of 2009 and 2008 was 49,200 and 172,900 pounds, respectively.  Total capital expenditures for Kingsville Dome for the first half of 2009 was $80,500 and was primarily related to land and mineral lease payments.  Total capital expenditures for Kingsville Dome for the first half of 2008 were $3.2 million for wellfield development, the construction of additional satellite plants and for wellfield evaluation and delineation of future wellfields.

During June 2009, the two remaining producing wellfields at Kingsville Dome were shut-down as a result of their resource being fully depleted.  We are conducting ongoing restoration activities at this project and incurred $521,000 in costs for the six months ended June 30, 2009.

Rosita

We began production at one new wellfield at Rosita in August 2008.  Due to poor economics driven by technical challenges and lower uranium prices, production from this wellfield was shut-in in October 2008.  We have been conducting ongoing restoration activities at this project on our depleted wellfields and incurred $320,000 in costs for the six months ended June 30, 2009.  Capital expenditures for the first half of 2009 were minimal with approximately $31,000 being spent primarily for land and mineral lease payments.  Capital expenditures for our Rosita project totaled $3.8 million in the first six months of 2008.  These expenditures were made for wellfield delineation and development, upgrading the Rosita plant and elution circuit, the addition of another satellite plant and the construction of a drying facility at Rosita in anticipation of start-up of production later in 2008.

Vasquez Project

Production at the Vasquez project was shutdown during October 2008.  The economically recoverable reserves from this project have been mined out.  During the first half of 2009 we incurred $91,000 of capital expenditures primarily for land and mineral lease payments.  We are conducting ongoing restoration activities at this project and incurred $391,000 in costs for the six months ended June 30, 2009.  In the first half of 2008 we produced 24,000 pounds and we incurred wellfield development expenditures of $167,000, primarily for development of new wellfields to bring on new production at Vasquez, which commenced in March 2008.

Impairment of Uranium Properties

At June 30, 2009, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A decline in the market price of uranium and an increase in the estimated production costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $1.4 million for the first six months of 2009, $910,000 for Kingsville Dome, $308,000 for Vasquez and $196,000 for Rosita.  The net carrying value of the Kingsville Dome, Rosita and Vasquez projects are approximately $7.2 million, $5.4 million and $842,000, respectively, at June 30, 2009.

5.                                      CONTRACT COMMITMENTS

Amendment to Uranium Sales Contracts

In March 2006 we entered into new sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays).  The Itochu contract contains separate pricing terms for the Vasquez property that are no longer applicable since Vasquez has reached the end of its useful life.  Our Texas production will be sold to Itochu at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $43 per pound. If the spot price is over $50 per pound the price will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.

Under the amended Itochu contract there was potential for reinstatement of the original contract terms if our joint venture with Itochu to develop our Church Rock property in New Mexico was terminated by us. On March 6, 2009, Itochu terminated the Joint Venture.  The only consequence of the termination is that for sales prices in excess of $43, we will not receive 30% of the amount of the spot price that exceeds the ceiling price for future uranium sales from $43 to $50 per pound.

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

6.                                      STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made to employees.

Stock Compensation Expense - SFAS 123(R)

Stock compensation expense for the six months ended June 30, 2009 and 2008 was $382,000 and $1.6 million, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2009 for the expected term. The expected term was estimated based on historical averages over the most recent periods ending June 30, 2009.

At the June 2009 annual meeting of the stockholders, each of the non-employee directors of the Company was granted an option under the 2004 Directors’ Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.49 per share.  The non-employee directors held options covering 731,250 shares under the 2004 Directors’ Plan at June 30, 2009. At June 30, 2009, 381,250 shares were available for future grants under the 2004 Directors’ Plan.

A total of 142,680 and 164,016 shares of restricted stock were granted in the first and second quarters of 2009, respectively to five executive officers on January 2 and April 1, 2009 in connection with a cash conservation plan for 2009.  All of these shares vest one year from the date of grant.  Restricted stock grants are valued using the fair market value of the stock on the date of grant. The Company recognized stock compensation expense for the restricted share grants of approximately $82,100 during the first half of 2009.

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

A total of 70,000 shares of restricted stock were granted in the first quarter of 2008.  Restricted share grants for 60,000 shares were made to a total of three non-executive employees on March 6, 2008. 30,000 of these shares vest ratably over five years and 30,000 shares vest ratably over four years.  Another restricted share grant for 10,000 shares of common stock was made to an executive of the Company on March 24, 2008.  These shares vest ratably over 5 years.  Restricted stock grants are valued using the fair market value of the stock on the date of grant. The Company recognized stock compensation cost for the restricted share grants of approximately $30,000 and $38,000 during the three and six months ended June 30, 2008, respectively.  The total estimated unrecognized compensation cost from the unvested restricted shares was approximately $538,000 at June 30, 2008.

The total estimated unrecognized compensation cost from the unvested restricted grants at June 30, 2009 was approximately $145,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-4 years.

Stock Options for the Six Months Ended June 30, 2009

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2009:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term –in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	4,278,574	$2.81
Granted	150,000	1.49
Exercised	—	—
Canceled or forfeited	(22,500)	5.19
Options outstanding at June 30, 2009	4,406,074	$2.75	6.1	$378,118

Options exercisable at June 30, 2009	3,937,324	$2.47	5.7	$290,143

Shares available for grant under the Stock Option Plans as of June 30, 2009 were 478,395; 97,145 under the 2004 Employee Incentive Plan and 381,250 under the 2004 Directors’ Plan.

Stock options outstanding and currently exercisable at June 30, 2009 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	2,156,447	4.9	$1.38	2,156,447	$1.38
2004 Stock Incentive Plan	1,518,314	6.7	3.35	1,468,314	3.28
Directors’ Stock Option Plan	63	4.0	0.16	63	0.16
2004 Directors’ Plan	731,250	8.3	5.57	312,500	6.22
	4,406,074	6.1	$2.75	3,937,324	$2.47

Total estimated unrecognized compensation cost from unvested stock options at June 30, 2009 was approximately $1.5 million, which is expected to be recognized over the weighted average vesting period of the individual grants which range from approximately 2-4 years.

7.                                      ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the six months ended June 30, 2009:

Reserve for future restoration and reclamation costs beginning of period	$6,994,772
Additions and changes in cash flow estimates	581,463
Costs incurred	(1,232,495)
Accretion expense	138,399
Reserve for future restoration and reclamation costs at end of period	$6,482,139

8.                                      SHAREHOLDERS’ EQUITY

Restricted Stock Grant

A total of 142,680 shares of restricted stock were granted to five executive officers on January 2, 2009 at a price of $0.615 per share in connection with a cash conservation plan for 2009.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter.  All of these shares vest one year from the date of grant.

On April 1, 2009 a total of 164,016 shares of restricted stock were granted to five executive officers at a price of $0.535 per share in connection with the cash conservation plan for 2009.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter and these shares vest one year from their date of grant.

On July 1, 2009 a total of 69,092 shares of restricted stock were granted to five executive officers at a price of $1.27 per share in connection with the cash conservation plan for 2009.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter and these shares vest one year from their date of grant.

Equity Infusion — Private Placement

In May 2008, the Company completed the sale of 3,295,920 shares of common stock to accredited investors at a price of $4.34 per share and warrants to purchase 988,771 additional shares of common stock, at a price of $5.78 per share. These warrants expire 60 months after issuance and are exercisable immediately. In addition, ratchet warrants to purchase shares of common stock at $0.01 per share were issued as part of the private placement. The ratchet warrants expired on May 13, 2009.

The following table details the changes in shareholders equity for the six months ended June 30, 2009:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2008	55,955,549	$55,994	$146,518,753	$(114,957,709)	$(9,418)
Net loss	—	—	—	(3,819,572)	—
Stock compensation expense	—	—	381,941	—	—
Restricted stock issuance	306,696	306	(306)
Balances, June 30, 2009	56,262,245	$56,300	$146,900,388	$(118,777,281)	$(9,418)

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

Fair Value Measurements.   In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 175-2”), Effective Date of FASB Statement 157, which delays the effective date of Statement of Financial Accounting No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually).  Beginning January 1, 2009, we applied SFAS 157 to nonrecurring, nonfinancial assets and liabilities. This adoption did not have a material impact on our consolidated condensed statement of operations or financial condition.  Our asset retirement obligation is classified as a Level 3 liability within the valuation hierarchy. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and restoration costs, inflation rate and the expected remaining life of wellfields. The inputs are calculated based on historical data as well as current estimated costs.  See Note 7 — Asset Retirement Obligation for additional information regarding our asset retirement obligation as of June 30, 2009.

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

Subsequent Events.   In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 introduces the concept of financial statements being available to be issued. SFAS No. 165 will require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). For SEC registrants, this date will continue to be the date on which financial statements are filed with the SEC. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted SFAS No. 165 on June 30, 2009 and have included the required disclosures in this Form 10-Q. The Company has evaluated subsequent events through August 10, 2009, which is the date these financial statements are issued.

Variable Interest Entities.   In May 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity, has the most significant impact on the entity’s economic performance, and the obligation to absorb the losses of the entity or the right to receive benefits from the entity. SFAS No. 167 also requires an additional reconsideration event to determine whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose voting rights or similar rights to direct those activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company does not believe that the adoption of SFAS No. 167 will have a material impact on the consolidated financial statements of the Company.

The Accounting Standards Codification.   In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 will become the source for authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission under the authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS No. 168 will have a material impact on the consolidated financial statements of the Company.

11.                               EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  6,153,070 potentially dilutive shares were excluded from the calculation of earning per share because they were anti-dilutive due to our net loss position for the six months ended June 30, 2009.

12.                               TERMINATION OF AGREEMENT TO PURCHASE RIO ALGOM MINING LLC

In June 2008, we decided along with Billiton Investment 15 B.V. to terminate our agreement to purchase Rio Algom Mining, LLC, which was entered into on October 12, 2007.  In connection with the targeted acquisition, we incurred costs of $1.437 million which were originally recorded as a pre-acquisition cost asset.  Upon the termination of the agreement these pre-acquisition costs were expensed in the second quarter of 2008.

13.                               TENTH CIRCUIT COURT OF APPEALS DECISION

On April 17, 2009, a three-judge panel of the United States Court of Appeals for the Tenth Circuit affirmed the February 2007 decision of the United States Environmental Protection Agency (the “USEPA”) and held that Section 8 of URI’s Churchrock property in New Mexico (owned in fee by the Company’s subsidiary Hydro Resources, Inc.) is Indian country.  One of the members of the panel dissented.  Indian country falls under the jurisdiction of the USEPA, and not the State of New Mexico, to administer the Underground Injection Control (UIC) program permit, which the Company requires for ISR mining of that property. The jurisdictional dispute originated among the State of New Mexico, the USEPA and the Navajo Nation.  The Company has petitioned the Tenth Circuit for en banc review of the panel’s decision.  The Company does not believe that an impairment provision is necessary for this property at June 30, 2009.

14.                               COMMITMENTS AND CONTINGENCIES

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

The Company filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in the May 2008 private placement. The registration rights agreement executed in connection with the private placement and pursuant to which the shares were registered, provides for penalties in the event the registration statement fails to remain effective. At June 30, 2009, the Company’s registration statement was and remains effective.

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

In June 2008, a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter. The Plaintiffs filed a Motion for Summary Judgment alleging that the leases terminated prior to any production occurring. The Court denied the motion. A trial date was originally set for June 1, 2009 but has been rescheduled for December 7, 2009. The Company will defend the case vigorously. While the Company believes that each of the leases is valid, counsel to the Company is unable to predict the outcome of the litigation. A determination of the invalidity of the leases could have a material adverse affect on the Company’s financial condition.

15.                               SUBSEQUENT EVENT

In July 2009, the Company entered into a definitive agreement to purchase from NZ Uranium, LLC (NZU) 113,000 acres of mineral rights in the Crownpoint area of New Mexico. Closing of the transaction is subject to receipt of a title report and satisfaction of standard closing conditions and is expected to occur in September 2009.

The properties include Section 24 at Crownpoint, in which URI already owns a 40% fee interest. The acquisition of the remaining interest in Section 24 is expected to add 6 million pounds of uranium mineralized material to our current holdings. The properties also include Sections 19 and 29 at Crownpoint that had been leased previously by URI from NZU. We estimate these properties contain approximately 14 million pounds of uranium mineralized material. These combined estimated 20 million pounds of uranium mineralized material are included under the Company’s Nuclear Regulatory Commission (NRC) Crownpoint license.

The transaction also includes the acquisition of Hosta Butte, located southeast of Crownpoint, which we had evaluated as an in situ recovery (ISR) project for NZU in the past. Publicly available reports of other parties assign approximately 15 million pounds of uranium mineralized material to that property. URI has commissioned a third-party engineering study to update the estimates.

The Company will pay $1 million in cash and issue four million shares of the Company’s common stock together with a 7.5% royalty on future production from these properties to NZU in consideration of the purchase. For three years following closing, NZU will be restricted from selling more than 333,333 of the shares it will receive during any calendar quarter. With this acquisition, URI will increase its current New Mexico holdings to approximately 300,000 acres of mineral rights and more than 136 million pounds of in-place mineralized uranium material.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and any financial data incorporated herein by reference to the Company’s reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Except for historical information contained in this report, the matters discussed herein contain forward-looking statements, made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including management’s expectations regarding the Company’s reserves and mineralized uranium materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from management’s expectations. Key factors impacting current and future operations of the Company include the price of uranium, weather conditions, operating conditions at the Company’s mining projects, government regulation of the mining industry and the nuclear power industry, the world-wide supply and demand of uranium, availability of capital, timely receipt of mining and other permits from regulatory agencies and other matters indicated in “Cautionary Statement,” found in the Company’s 2008 Annual Report on Form 10K.

Overview

URI also has an estimated 101.4 million pounds of in place mineralized uranium material on 183,000 acres in New Mexico and a Nuclear Regulatory Commission (NRC) license to produce up to 3 million pounds per year at our New Mexico licensed properties, including our Churchrock property. URI has also produced uranium in South Texas where it has three projects that are now in restoration: Kingsville Dome, Vasquez and Rosita. Our operations are heavily influenced by the price of uranium both on the spot and long-term markets. The spot price of uranium, which has fluctuated from a high of $136/lb in June 2007 to its recent price level of $48.50/lb, has been the primary driver of the strategic decisions of the Company.  At August 3, 2009 the current spot price was $48.50, compared to a recent high of $54.00-$55.00 in mid-June 2009.  The long-term price for uranium has remained level for several months and stands at $65.00 per pound at July 31, 2009.

We have among the largest uranium asset bases in the United States.  Our strategy is to grow the value of the Company by accomplishing the following:

•                  Build our in place mineralized uranium material to 200 to 300 million pounds.  In July 2009, the Company entered into a definitive agreement to purchase from NZ Uranium, LLC (NZU) 113,000 acres of mineral rights in the Crownpoint area of New Mexico. After closing the transaction, which is expected in September 2009, URI will increase its current New Mexico holdings to approximately 300,000 acres of mineral rights and more than 136 million pounds of in-place mineralized uranium material. The Company will pay $1 million in cash and issue four million shares of the Company’s common stock together with a 7.5% royalty on future production from these properties to NZU in consideration of the purchase.

•                  Resolve the issue in New Mexico with the Navajo Nation regarding their concerns about uranium mining on their lands.

•                  Develop strategic partnerships with major industry players including electric utilities that have nuclear power operations.

•                  Become a 10 million pound per year producer.

In 2008, we changed our approach to our Texas operations in response to changes in the uranium market. Operating margins from our production are impacted by uranium prices and costs. Although uranium prices escalated rapidly from 2004 to 2007, so did costs. In 2008, while prices declined, costs did not, leading to a significant decrease in margins. As a result, in October 2008 we decided to suspend new wellfield development at Kingsville and Rosita until sufficient margins can be made to justify the new investment required to bring on additional production.

New Mexico Progress:  There has been progress in our efforts to advance our properties toward production in New Mexico.  We have had several meetings with various Navajo groups as well as with New Mexico Legislators.  We have taken community and political leaders on site tours at our Texas properties to demonstrate the low profile of an ISR mining operation compared with an underground mine.  And, we have shown the restoration process and progress at these properties.

In May, URI and the Navajo Nation EPA began a weeklong assessment of the Section 17 Churchrock property to determine the radiation levels that may exist from previous mining operations and potential impact on the air, soil and water in the area.  As part of the field work, background levels will be established under the purview of Navajo EPA.  While URI never mined at this site, the assessment is a step toward addressing legacy issues.

We also have moved forward with our drilling plans at Section 13 in the Ambrosia Lake district to assess the feasibility of ISR mining at that location.  We expect to complete drilling to recover core samples in September and have results of the testing by the end of the year.

South Texas Production:  During June 2009, we completed production at our two remaining operating wellfields at Kingsville Dome.  We produced 49,200 pounds of uranium from Kingsville Dome during the first half of 2009.  Current activity at Kingsville Dome is focused on the restoration of depleted wellfields. We are also studying the potential of uranium recovery from the by-product material that was generated from prior uranium processing at our Kingsville Dome plant. Such activities may reduce our restoration costs and may result in the recovery of uranium that could be processed into a saleable product.  The last wellfield at Vasquez was fully depleted in October 2008 and the project is now undergoing restoration. Production from Rosita was started in June 2008, but was suspended in October 2008 due to poor economics driven by increased operating costs as a result of technical operating challenges and the decreased price of uranium.  We are currently conducting restoration and reclamation activities at each of our three South Texas projects.  The projected cash cost for these activities for the next twelve months is approximately $1.4 million.

The Company believes it has sufficient in-place mineralized uranium material to produce a total of 300,000 to 500,000 pounds U3O8 over a one to two year period should realized uranium prices recover to the level of $70 per pound U3O8. A new wellfield typically requires 4 to 5 months to install and 9 to 12 months to mine out. The Company has deferred all activities for delineating or developing wellfields until a stronger pricing environment is realized.  The Company continues to look for opportunities to acquire additional reserves.

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

Financial Condition and Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Production and production costs.  In the first half of 2009, we produced 49,200 pounds and received positive inventory adjustments of 2,700 pounds.  Production in the first half of 2008 was 196,900 pounds; 24,000 pounds from Vasquez and 172,900 from Kingsville Dome.  We ceased production at Vasquez and deferred additional development of new wellfields at Kingsville Dome in the fourth quarter of 2008.  This resulted in the reduction in production in the first half of 2009 compared to 2008.  We ceased production at the final two wellfields at Kingsville Dome in mid-June 2009.

The following table details our production and production cost breakdown for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Kingsville Dome production	19,400	93,700	49,200	172,900

Vasquez production	450	19,800	2,200	24,000

Rosita production	450	—	450	—

Total production	20,300	113,500	51,850	196,900

Total operating costs	$589,000	$1,938,000	$1,224,000	$3,850,000
Per pound operating costs	$28.95	$17.07	$23.57	$19.56
Total deprec. and depletion costs	$158,000	$2,606,000	$319,000	$4,843,000
Per pound DD&A cost	$7.76	$22.96	$6.15	$24.60
Total production cost	$747,000	$4,544,000	$1,543,000	$8,693,000
Production cost per pound	$36.71	$40.03	$29.73	$44.16

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

Reconciliation of production costs to cost of uranium sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating costs	$589,000	$1,938,000	$1,224,000	$3,850,000
Change in uranium inventory	174,000	(127,000)	409,000	88,000
Operating expense for uranium production sold	$763,000	$1,811,000	$1,633,000	$3,938,000
Depreciation and depletion costs	$158,000	$2,606,000	$319,000	$4,843,000
Change in uranium inventory	24,000	(292,000)	94,000	(598,000)
Depreciation and depletion for uranium production sold	$182,000	$2,314,000	$413,000	$4,245,000
Total production costs	$747,000	$4,544,000	$1,543,000	$8,693,000
Change in uranium inventory	198,000	(419,000)	503,000	(510,000)
Direct cost of uranium production sold	$945,000	$4,125,000	$2,046,000	$8,183,000

Uranium Sales.  In the first half of 2009, we sold 64,200 pounds, generating revenue of $3.2 million ($49.99 per pound), compared with sales of 180,500 pounds in the same period of 2008, for revenue of $12.3 million ($68.32 per pound).  The decrease in sales revenue was the result of the reduction in pounds sold, as well as from lower prices we received as a result of lower uranium market prices in the first half of 2009 compared to the prior year’s period.

Cost of Uranium Sales.  Our cost of uranium sales from the sale of produced uranium in the first half of 2009 was $4.0 million compared with $10.3 million in the same period of 2008.  Total cost of uranium sales includes royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, exploration costs and impairment costs for the write-down of uranium assets.  The following table details the direct cost of uranium sales and royalties and commissions breakdown for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total pounds sold	36,600	99,400	64,200	180,500
Total operating expenses	$763,000	$1,811,000	$1,633,000	$3,938,000
Per pound operating expense	$20.85	$18.23	$25.43	$21.82
Depreciation and depletion	$182,,000	$2,314,000	$413,000	$4,245,000
Per pound DD&A expense	$4.97	$23.29	$6.44	$23.52
Direct cost of uranium production sold	$945,000	$4,125,000	$2,046,000	$8,183,000
Direct cost of sales per pound	$25.83	$41.52	$31.87	$45.34

Royalties and commissions	$167,000	$576,000	$306,000	$1,137,000
Royalties and commissions per pound	$4.56	$5.80	$4.76	$6.30

We saw a decrease in our overall production costs in the first half of 2009 compared to 2008. Our 2009 production was sourced from the remaining two wellfields at Kingsville Dome and was supplemented by nominal amounts derived from finalized assaying of prior Vasquez and Rosita shipments.  The cost decreases seen in the first six months of 2009 resulted from significant operating cost reductions made beginning in the fourth quarter of 2008 along with the impact of the impairment of our uranium assets in 2008 and 2009.  The impairment provisions reduced the amount of capital costs attributable to our uranium properties and resulted in the lower cost per pound attributable to depreciation and depletion in the current period.

The 2008 production from Kingsville Dome was sourced from wellfields in their latter stages of production as well as from new less prolific wellfields compared to prior production. These changes resulted in an increase in our costs. Also contributing to higher costs in 2008 was initial production from a new wellfield at Vasquez, which began production in March 2008. Historically Vasquez has had lower recovery factors than Kingsville Dome and this factor has contributed to increased operating and capital costs. Our average cost of pounds sold in the first half of 2008 was $45.34 per pound with Kingsville Dome production contributing approximately 90% and Vasquez pounds totaling approximately 10% of total pounds sold during the first half of the year.

Royalties and Commissions.   During the first half of 2009, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $306,000, representing 9.5% of sales. During the first half of 2008, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $1.1 million, representing 9.2% of sales.

Operating Expenses.   During the first half of 2009, operating expenses for Kingsville Dome, Vasquez and Rosita operations and production sold was $1.6 million. Included in this amount was $90,000 of stand-by costs related to our Vasquez and Rosita projects During the first half of 2008, operating expenses for Vasquez and Kingsville Dome production sold was $3.9 million. This total included approximately $536,000 of stand-by costs related to our Vasquez and Rosita projects.

Depreciation and Depletion.   During the first half of 2009, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $413,000. During the same period in 2008, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $4.2 million.

Impairment of Uranium Properties.   During the first half of 2009 and 2008, we determined the carrying value of our uranium assets exceeded their fair value as provided in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Such determination resulted in an impairment provision of approximately $1.4 million and $296,000 in 2009 and 2008, respectively.

Accretion and Amortization of Future Restoration Costs.   Accretion and amortization of future restoration costs in the first half of 2009 and 2008 was $258,000 and $384,000, respectively.

General and Administrative Charges.   We incurred general and administrative charges and corporate depreciation of $3.1 million and $7.3 million, respectively in the six months ended June 30, 2009 and 2008.

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2009 and 2008 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock compensation expense	$222,000	$896,000	$382,000	$1,550,000
Salaries and payroll burden	512,000	821,000	1,107,000	1,661,000
Legal, accounting, public company expenses	297,000	484,000	585,000	767,000
Insurance and bank fees	109,000	145,000	241,000	288,000
Consulting and professional services	274,000	439,000	431,000	940,000
Office, travel and other expenses	165,000	303,000	274,000	584,000

Total	$1,579,000	$3,088,000	$3,020,000	$5,790,000

The non-cash compensation expense recorded for the six months ended June 30, 2009 and 2008 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company’s stock option and restricted stock grants.

Salary and payroll costs decreases for the six months presented resulted primarily from a reduction in salaried positions primarily in South Texas and New Mexico in conjunction with cost cutting moves which began in the fourth quarter of 2008.

The costs for consulting and professional services decreased in the first half of 2009 compared with 2008 and resulted from the cost cutting moves which began in the fourth quarter of 2008.  The activities incurred in the first half of 2008 included work performed in the review and assessment of our New Mexico property data bases to evaluate their potential as conventional mining projects and other costs related to community outreach and information campaigns designed to enhance public awareness of our planned New Mexico operations.  In the 2008 period, we also incurred increased costs for environmental, health and safety training, investor relations and media relations activities and for human resources and computer networking consultants.

Decreased office costs incurred in the first six months of 2009 compared to 2008 resulted primarily from the closure of our corporate offices in Corpus Christi, Texas and Albuquerque, New Mexico in the third and fourth quarters of 2008, respectively.

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

Net Losses. For the six months ended June 30, 2009 and 2008, we had net losses of $3.8 million and of $4.9 million, respectively.

Cash Flow.  At of June 30, 2009 we had a cash balance of approximately $9.3 million compared with $16.0 million at the same date in 2008.

In the first half of 2009, we had cash used in operations of $2.3 million. We used $359,000 in investing activities during the first half of 2009.  We increased the collateral supporting our South Texas financial surety requirements by $84,000 and made additions to our South Texas and New Mexico property, plant and equipment of $274,000 during the quarter.  These expenditures were primarily for land and mineral lease payments during the quarter.

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

Liquidity—Cash Sources and Uses for 2009

As of June 30, 2009 we had $9.3 million in cash compared to $12.0 million at December 31, 2008.  The cash at June 30, 2009 was generated from operations as well as the $12.8 million in net proceeds received from the sale of common stock and warrants in a private placement in May 2008.

The Company used $2.3 million in cash from operations during the first half of 2009. With falling sales prices and higher production costs, the Company decided to suspend the development of new wellfields at Kingsville Dome and Rosita as of October 2008. The primary source of our remaining sales revenue will be generated by uranium sales scheduled for early August 2009.  Such sales will be generated from uranium production from the Kingsville Dome project which ceased in mid-June 2009, plus inventory adjustments related to prior period uranium shipments.  The sales total volume available for sale will be approximately 22,600 pounds and is expected to generate revenue of approximately $1.0 million.

In the second half of 2008, we took significant steps to decrease our cost structure by implementing tighter spending controls, closing two offices, reducing employment, limiting exploration activities, and reducing public and government relations activities in New Mexico and Texas. With the termination of our production activities in June 2009, we have implemented additional cost reductions to further slow down our cash outflows and we continue to assess all areas of the Company to determine where further cost reductions may be made.  Our objective is to reduce our cash requirements to a level that allows us to sustain our reclamation activities and continue the requisite activities in New Mexico to advance our projects toward production without needing outside sources of capital through 2010.  The Company is also evaluating certain assets to determine if they can be better utilized and/or monetized.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5.7 million and $5.6 million were issued at June 30, 2009 and December 31, 2008, respectively.  Such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2.8 million were issued for the benefit of the Company at June 30, 2009 and December 31, 2008. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at June 30, 2009 and December 31, 2008, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound in June 2007 and were $48.50 per pound as of August 3, 2009.

ITEM 4.                             CONTROLS AND PROCEDURES

During the year ended December 31, 2008 and the six months ended June 30, 2009, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 and June 30, 2009 were effective.

During the first six months of 2009 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

On April 17, 2009, a three-judge panel of the United States Court of Appeals for the Tenth Circuit affirmed the February 2007 decision of the United States Environmental Protection Agency (the “USEPA”) and held that Section 8 of URI’s Churchrock property in New Mexico (owned in fee by the Company’s subsidiary Hydro Resources, Inc.) is Indian country.  One of the members of the panel dissented.  Indian country falls under the jurisdiction of the USEPA, and not the State of New Mexico, to administer the Underground Injection Control (UIC) program permit, which the Company requires for ISR mining of that property. The jurisdictional dispute originated among the State of New Mexico, the USEPA and the Navajo Nation.  The Company has petitioned the Tenth Circuit for en banc review of the panel’s decision.

ITEM 1A.                    RISK FACTORS

None

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of shareholders, held June 3, 2009, The Company’s shareholders re-elected its directors, voted to approve the recommended proposal for ratification of the Company’s independent auditors and voted against the recommended proposal to ratify the Company’s amended and restated Directors’ Stock option Plan.

Following are the votes cast for and against each director.

Directors	For	Against
Paul K Willmott	38,442,788	1,262,818
Leland O. Erdahl	38,259,120	1,446,486
David N. Clark	38,349,078	1,356,528
Terence J. Cryan	38,304,383	1,401,223
Marvin K. Kaiser	38,434,417	1,271,189

Votes on the proposal for ratification of the Company’s independent auditors are as follows:

	For	Against	Abstentions
Proposal for ratification of the Company’s independent auditors	39,010,084	340,808	354,714

Votes on the proposal for ratification of the Company’s amended and restated Directors’ Stock Option Plan are as follows:

	For	Against	Abstentions	Broker Non-Votes
Proposal for ratification of the Company’s amended and restated Directors’ Stock Option Plan	7,654,167	8,593,597	2,316,223	21,141,619

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

URANIUM RESOURCES, INC.

Dated: August 10, 2009	By:	/s/ David N. Clark
David N. Clark
Director and Chief Executive Officer

Dated: August 10, 2009	By:	/s/ Thomas H. Ehrlich
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

4.2*	Form of Warrant to Purchase Common Stock (filed with the Company’s Form 8-K on May 19, 2008).

10.1*	Amended and Restated Directors’ Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333- 00349 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-117653 on July 26, 2005).

10.4*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and Leland O. Erdahl (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

10.5*	Non-Qualified Stock Option Agreement dated June 19, 2001 between the Company and George R. Ireland (filed with the Company’s 10-QSB dated August 13, 2001, SEC File Number 000-17171).

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