Form 10-Q
period 2009-09-30
URANIUM RESOURCES INC /DE/
filed 2009-11-09
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	56,781,792 as of November 6, 2009

URANIUM RESOURCES, INC.

2009 THIRD QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$8,154,230	$12,041,592
Receivables, net	364,238	40,360
Uranium inventory	770	1,213,927
Prepaid and other current assets	214,134	513,489
Total current assets	8,733,372	13,809,368

Property, plant and equipment, at cost:
Uranium properties	83,578,718	85,095,067
Other property, plant and equipment	894,235	898,933
Less-accumulated depreciation, depletion and impairment	(63,994,322)	(63,215,677)
Net property, plant and equipment	20,478,631	22,778,323

Long-term investment:
Certificates of deposit, restricted	6,757,541	6,636,715
	$35,969,544	$43,224,406

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2009	December 31, 2008
	(Unaudited)
Current liabilities:
Accounts and short term notes payable	$869,464	$1,169,293
Current portion of restoration reserve	1,249,008	1,660,422
Royalties and commissions payable	786,117	719,542
Accrued interest and other accrued liabilities	401,816	607,975
Current portion of capital leases	124,035	158,068
Total current liabilities	3,430,440	4,315,300

Other long-term liabilities and deferred credits	5,633,170	6,531,378

Long term capital leases, less current portion	231,663	320,108
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 2, 5 and 14)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2009—56,731,337; 2008—55,955,549	56,769	55,994
Paid-in capital	147,478,789	146,518,753
Accumulated deficit	(121,301,869)	(114,957,709)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	26,224,271	31,607,620
	$35,969,544	$43,224,406

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Uranium sales	$1,406,782	$4,024,558	$4,616,145	$16,354,497
Total revenue	1,406,782	4,024,558	4,616,145	16,354,497
Costs and expenses:
Cost of uranium sales—
Royalties and commissions	143,319	368,880	448,971	1,505,637
Operating expenses	886,313	1,751,642	2,519,015	5,689,674
Accretion/amortization of restoration reserve	(3,818)	203,876	254,390	588,504
Depreciation and depletion	474,207	1,874,281	887,470	6,119,106
Impairment of uranium properties	400,231	10,935,498	1,815,220	11,231,615
Exploration expenses	34,929	961,717	39,752	1,220,056
Total cost of uranium sales	1,935,181	16,095,894	5,964,818	26,354,592
Loss from operations before corporate expenses	(528,399)	(12,071,336)	(1,348,673)	(10,000,095)

Corporate expenses—
General and administrative	1,989,331	2,041,836	5,009,593	7,831,654
Write-off of target acquisition costs (Note 12)	—	—	—	1,437,410
Depreciation	35,792	39,204	107,680	110,251
Total corporate expenses	2,025,123	2,081,040	5,117,273	9,379,315
Loss from operations	(2,553,522)	(14,152,376)	(6,465,946)	(19,379,410)

Other income (expense):
Interest expense	(10,119)	(13,663)	(31,722)	(31,480)
Interest and other income, net	39,053	149,685	153,508	447,741

Net loss	$(2,524,588)	$(14,016,354)	$(6,344,160)	$(18,963,149)

Net loss per common share:
Basic	$(0.04)	$(0.25)	$(0.11)	$(0.35)
Diluted	$(0.04)	$(0.25)	$(0.11)	$(0.35)

Weighted average common shares and common equivalent shares per share data:
Basic	56,453,076	55,818,343	56,267,755	54,050,106
Diluted	56,453,076	55,818,343	56,267,755	54,050,106

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net loss	$(6,344,160)	$(18,963,149)
Reconciliation of net loss to cash provided by (used in) operations—
Accretion/amortization of restoration reserve	254,390	588,504
Depreciation and depletion	995,150	6,229,357
Impairment of uranium properties	1,815,220	11,231,615
Decrease in restoration and reclamation accrual	(1,487,541)	(497,554)
Stock compensation expense	960,811	1,846,990
Write-off of target acquisition costs	—	1,437,410
Other non-cash items, net	2,132	19,258

Effect of changes in operating working capital items—
(Increase) decrease in receivables	(323,878)	675,595
(Increase) decrease in inventories	1,010,845	(340,572)
Decrease in prepaid and other current assets	299,355	168,373
Decrease in payables, accrued liabilities and deferred credits	(439,413)	(1,130,440)
Net cash provided by (used in) operations	(3,257,089)	1,265,387

Investing activities:
Increase in certificates of deposit, restricted	(120,826)	(508,247)
Additions to property, plant and equipment—
Kingsville Dome	(109,524)	(3,362,839)
Rosita	(34,762)	(4,384,647)
Vasquez	(99,578)	(225,696)
Rosita South	3,003	(424,521)
Churchrock	(107,626)	(377,952)
Crownpoint	(2,991)	(102,473)
Other property	(35,491)	(1,035,908)
Net cash used in investing activities	(507,795)	(10,422,283)

Financing activities:
Issuance of common stock, net	—	13,086,612
Payments on borrowings	(122,478)	(211,960)
Net cash provided by (used in) financing activities	(122,478)	12,874,652
Net increase (decrease) in cash and cash equivalents	(3,887,362)	3,717,756
Cash and cash equivalents, beginning of period	12,041,592	9,284,270
Cash and cash equivalents, end of period	$8,154,230	$13,002,026

The accompanying notes to financial statements are an integral part of these consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements September 30, 2009 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2008 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2009.

2.                                      DESCRIPTION OF BUSINESS

Uranium Resources, Inc. (“URI”) was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, principally using the in situ recovery (“ISR”) or solution mining process. Historically, the primary customers of the Company have been major utilities and commodities brokers that sell uranium to utilities who utilize nuclear power to generate electricity. At present the Company owns both developed and undeveloped uranium properties in South Texas and undeveloped uranium properties in New Mexico.

The Company resumed uranium production in 2004 at its Vasquez project, in 2006 at its Kingsville Dome project and in the 3rd quarter of 2008 at its Rosita project. Each of such projects is located in South Texas. As a result of declining uranium market prices and high production costs, the Company announced its decision to cease further development of additional wellfields and to curtail production from its South Texas projects as existing production wellfields from each project were depleted. Production at our Vasquez project was shut down and production at our Rosita project was shut-in in the 4th quarter of 2008.  Production at the Kingsville Dome project was shut-in in mid June 2009. The Vasquez project was mined out in 2008 and is now in the process of restoration. At the Kingsville Dome and Rosita projects, the decision to shut-in production was made to conserve the in-place reserve base until higher prices can be realized.

Prior to resuming Vasquez production, the Company had been in production stand-by since the first quarter of 1999 at its Kingsville Dome and Rosita projects. Groundwater restoration and reclamation activities have been conducted at these two sites and are currently ongoing at each of the Kingsville Dome, Vasquez and Rosita projects.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company believes that the cash balance of $8.2 million at September 30, 2009 will be sufficient to maintain its liquidity beyond the next twelve months.

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

During the first three quarters of 2009, the Company’s executive officers cash compensation was reduced by 30% to 40% and in lieu of such cash compensation the officers were issued restricted shares of common stock of the Company.  A total of 142,680 shares of restricted common stock were issued in January 2009; 164,016 shares of restricted common stock were issued in April 2009 and 69,092 shares of restricted common stock were issued in July 2009 with respect to a reduction of $87,750 of cash compensation for each of the first three quarters of 2009.

4.                                      URANIUM PROPERTIES

Kingsville Dome Project

Production from Kingsville Dome for the first three quarters of 2009 and 2008 was 55,600 and 218,100 pounds, respectively.  Total capital expenditures for Kingsville Dome for the first three quarters of 2009 was $110,000 and were primarily related to land and mineral lease payments.  Total capital expenditures for Kingsville Dome for the first three quarters of 2008 were $3.4 million for wellfield development, the construction of additional satellite plants and for wellfield evaluation and delineation of future wellfields.

During June 2009, the two remaining producing wellfields at Kingsville Dome were shut-down as a result of these wellfields  being depleted.  We are conducting ongoing restoration activities at this project and incurred $778,000 in costs for the nine months ended September 30, 2009.

Rosita

We began production at one new wellfield at Rosita in August 2008.  Due to poor economics driven by technical challenges and lower uranium prices, production from this wellfield was shut-in in October 2008.  We have been conducting ongoing restoration activities at this project on our depleted wellfields and incurred $245,000 in costs for the nine months ended September 30, 2009.  Capital expenditures for the first three quarters of 2009 were minimal with approximately $35,000 being spent primarily for land and mineral lease payments.  Capital expenditures for our Rosita project totaled $4.4 million in the first nine months of 2008.  These expenditures were made for wellfield delineation and development, upgrading the Rosita plant and elution circuit, the addition of another satellite plant and the construction of a drying facility at Rosita in preparation for the start-up of production in August 2008.

Vasquez Project

Production at the Vasquez project was shutdown during October 2008.  The economically recoverable reserves from this project have been mined out.  During the first nine months of 2009 we incurred $100,000 of capital expenditures primarily for land and mineral lease payments.  We are conducting ongoing restoration activities at this project and incurred $465,000 in costs for the nine months ended September 30, 2009.  In the first nine months of 2008 we produced 33,800 pounds and we incurred wellfield development expenditures of $227,000.

Impairment of Uranium Properties

At September 30, 2009, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value as provided in Accounting Standards Codification 360, “Property, Plant and Equipment”.  The cessation of production at each of our South Texas projects along with the decline in the market price of uranium has resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $1.8 million for the first nine months of 2009, which was primarily related to the asset values at our Kingsville Dome project.  The net carrying value of the Kingsville Dome, Rosita and Vasquez projects are approximately $6.2 million, $5.4 million and $787,000, respectively, at September 30, 2009.

At September 30, 2008, we incurred an impairment provision of approximately $11.2 million for the first nine months of 2008, $10.9 million of which was recorded in the third quarter.  The impairment provision recorded in the third quarter was approximately $4.6 million for the Kingsville Dome project and $6.3 million for the Rosita project.  The impairment provision recorded for the Vasquez project was approximately $298,000 for the nine months ended September 30, 2008.  The net carrying value of the Kingsville Dome, Rosita and Vasquez projects are approximately $6.6 million, $5.5 million and $891,000, respectively, at September 30, 2008.

5.                                      CONTRACT COMMITMENTS

Amendment to Uranium Sales Contracts

In March 2006 we entered into new sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays).  The Itochu contract contains separate pricing terms for the Vasquez property that are no longer applicable since Vasquez has reached the end of its useful life.  Our Texas production will be sold to Itochu at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $43 per pound. If the spot price is over $50 per pound the price will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.  Uranium deliveries from the inception of the contracts through September 30, 2009 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

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

Under the UG contract all production from our Texas properties will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of Uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%.  In 2006, we paid UG $12 million in cash to restructure its previously existing contract.

6.                                      STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made to employees.

Stock Compensation Expense

Stock compensation expense for the three months ended September 30, 2009 and 2008 was $579,000 and $297,000, respectively. Stock compensation expense for the nine months ended September 30, 2009 and 2008 was $961,000 and $1.8 million, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures and expected term were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2009.

In September 2009, the Company hired Donald C. Ewigleben as the Company’s President, CEO and COO.  In connection with the hire, the Company granted Mr. Ewigleben a total of 400,000 restricted shares of the Company’s common stock.  100,000 of these shares vest on March 3, 2010; the remaining 300,000 shares vest 1/3 on September 3, 2010, 2011 and 2012.  The vesting of the remaining 300,000 restricted shares is also subject to certain annual performance objectives as specified in Mr. Ewigleben’s employment agreement.  Restricted stock grants are valued using the fair market value of the stock on the date of grant.

On September 3, 2009, in connection with the resignation of David N. Clark as President and CEO, the Company and Mr. Clark entered into an agreement which extended to September 3, 2011 the termination date for the stock options previously granted to Mr. Clark and the immediate vesting of 12,500 previously granted stock options scheduled to vest in June 2010.  The Company recognized $260,000 of stock compensation expense in the third quarter of 2009 in connection with the modification of these stock options.

At the June 2009 annual meeting of the stockholders, each of the non-employee directors of the Company was granted an option under the 2004 Directors’ Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.49 per share.  The non-employee directors held options covering 731,250 shares under the 2004 Directors’ Plan at September 30, 2009. At September 30, 2009, 381,250 shares were available for future grants under the 2004 Directors’ Plan.

A total of 142,680, 164,016 and 69,092 shares of restricted stock were granted in the first, second and third quarters of 2009, respectively to five executive officers on January 2, April 1 and July 1, 2009 in connection with a cash conservation plan for 2009.  All of these shares were scheduled to vest one year from the date of grant. On September 3, 2009 the vesting schedule with respect to the former CEO’s 115,628 restricted shares was modified to provide for immediate vesting.  The Company has recognized $110,000 of compensation cost for these restricted shares.  Restricted stock grants are valued using the fair market value of the stock on the date of grant.

A total of 70,000 shares of restricted stock were granted in the first quarter of 2008.  The vesting with respect to 60,000 of  these restricted shares was modified in the first quarter of 2009 to provide for immediate vesting. The remaining 10,000 restricted shares vest ratably over 5 years.

The Company recognized stock compensation expense for its restricted share grants of approximately $159,000 and $207,000 during the three and nine months ended September 30, 2009.  The Company recognized stock compensation cost for the restricted share grants of approximately $31,000 and $69,000 during the three and nine months ended September 30, 2008, respectively.  The total estimated unrecognized compensation cost from the unvested restricted grants at September 30, 2009 was approximately $465,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-4 years.

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

Stock Options for the Nine Months Ended September 30, 2009

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2009:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term –in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	4,278,574	$2.81
Granted	150,000	1.49
Exercised	—	—
Canceled or forfeited	(22,500)	5.19
Options outstanding at September 30, 2009	4,406,074	$2.75	5.8	$152,000

Options exercisable at September 30, 2009	3,974,824	$2.56	5.5	$61,000

There were 478,395 shares available for grant under the Stock Option Plans as of September 30, 2009; 97,145 shares under the 2004 Employee Incentive Plan and 381,250 shares under the 2004 Directors’ Plan.

Stock options outstanding and currently exercisable at September 30, 2009 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	2,156,447	4.6	$1.38	2,156,447	$1.38
2004 Stock Incentive Plan	1,518,314	6.4	3.35	1,468,314	3.28
Directors’ Stock Option Plan	63	3.8	0.16	63	0.16
2004 Directors’ Plan	731,250	8.0	5.57	350,000	6.77
	4,406,074	5.8	$2.75	3,974,824	$2.56

Total estimated unrecognized compensation cost from unvested stock options at September 30, 2009 was approximately $1.3 million, which is expected to be recognized over the weighted average vesting period of the individual grants which range from approximately 2-4 years.

7.                                      ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the nine months ended September 30, 2009:

Reserve for future restoration and reclamation costs beginning of period	$6,994,772
Additions and changes in cash flow estimates	(15,176)
Costs incurred	(1,487,541)
Accretion expense	193,095
Reserve for future restoration and reclamation costs at end of period	$5,685,150

8.                                      SHAREHOLDERS’ EQUITY

Restricted Stock Grants

A total of 142,680 shares of restricted stock were granted to five executive officers on January 2, 2009 at a price of $0.615 per share in connection with a cash conservation plan for 2009.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter.  The shares were to vest one year from date of grant. On September 3, 2009 the vesting schedule with respect to 43,902 of these restricted shares was modified to provide for immediate vesting.

On April 1, 2009 a total of 164,016 shares of restricted stock were granted to five executive officers at a price of $0.535 per share in connection with the cash conservation plan for 2009.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter.  The shares were to vest one year from the date of grant. On September 3, 2009 the vesting schedule with respect to 50,467 of these restricted shares was modified to provide for immediate vesting.

On July 1, 2009 a total of 69,092 shares of restricted stock were granted to five executive officers at a price of $1.27 per share in connection with the cash conservation plan for 2009.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter. The shares were to vest one year from the date of grant. On September 3, 2009 the vesting schedule with respect to 21,259 of these restricted shares was modified to provide for immediate vesting.

On October 1, 2009 a total of 50,455 shares of restricted stock were granted to five executive officers at a price of $1.20 per share in connection with the cash conservation plan for 2009.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter and these shares vest one year from their date of grant.

On September 3, 2009, the Company granted a total of 400,000 restricted shares of the Company’s common stock in connection with the hire of its President/CEO/COO.  100,000 of these shares vest on March 3, 2010; the remaining 300,000 shares vest 1/3 on September 2010; 2011 and 2012.  The vesting of the remaining 300,000 restricted shares is also subject to certain annual performance objectives as specified in Mr. Ewigleben’s employment agreement.  Restricted stock grants are valued using the fair market value of the stock on the date of grant.

Equity Infusion — Private Placement

In May 2008, the Company completed the sale of 3,295,920 shares of common stock to accredited investors at a price of $4.34 per share and warrants to purchase 988,771 additional shares of common stock, at a price of $5.78 per share. These warrants expire 60 months after issuance and are exercisable immediately. In addition, ratchet warrants to purchase shares of common stock at $0.01 per share were issued as part of the private placement. The ratchet warrants expired unexercised on May 13, 2009.

The following table details the changes in shareholders equity for the nine months ended September 30, 2009:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2008	55,955,549	$55,994	$146,518,753	$(114,957,709)	$(9,418)
Net loss	—	—	—	(6,344,160)	—
Stock compensation expense	—	—	960,811	—	—
Restricted stock issuance	775,788	775	(775)
Balances, September 30, 2009	56,731,337	$56,769	$147,478,789	$(121,301,869)	$(9,418)

10.                               IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Impact of Recent Accounting Pronouncements

The Accounting Standards Codification.   In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162  (the “Codification” or “ASC”).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Business Combinations.  In December 2007, the FASB issued revised guidance for the accounting for business combinations.  The revised guidance, which is now part of ASC 805,  Business Combinations  (ASC 805), requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  In addition, the revised guidance includes recognition, classification and measurement guidance for assets and liabilities related to insurance and reinsurance contracts acquired in a business combination.  The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009.  The Company adopted this standard on January 1, 2009 which did not have an impact on its financial position, results of operations or cash flows as there have been no acquisitions that have been consummated after January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements.   In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests.  The new guidance, which is now a part of ASC 810,  Consolidation , establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.

The provisions of the new guidance were effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented.  The adoption of the new guidance on January 1, 2009 did not have a material effect on the Company’s results of operations, financial position or cash flows as the Company owns 100% of its subsidiaries.

Derivative Instruments and Hedging Activities.   In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now a part of ASC 815, Derivatives and Hedging Activities, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of the new guidance were effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of the new guidance on January 1, 2009 did not result in a change in the Company’s disclosure since there were no derivative instruments or hedging activities after January 1, 2009.

Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.   In June 2008, the FASB issued new guidance on a financial instrument that is indexed to an entities own stock.  The new guidance, which is now a part of ASC 815, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  ASC 815-15-74 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.  The application of this guidance at January 1, 2009 did not have a significant impact on the Company’s financial statements.

Fair Value Measurements.   In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities.  The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures  (ASC 820), permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning January 1, 2009, we applied ASC 820 to nonrecurring, nonfinancial assets and liabilities. This adoption did not have a material impact on our consolidated condensed statement of operations or financial condition.  Our asset retirement obligation is classified as a Level 3 liability within the valuation hierarchy. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and restoration costs, inflation rate and the expected remaining life of wellfields. The inputs are calculated based on historical data as well as current estimated costs.  See Note 7 — Asset Retirement Obligation for additional information regarding our asset retirement obligation as of September 30, 2009.

Subsequent Events.   In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855,  Subsequent Events , is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.”  Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  We adopted ASC855 on June 30, 2009 and have included the required disclosures in this Form 10-Q. The Company has evaluated subsequent events through November 9, 2009, which is the date these financial statements are issued.

Variable Interest Entities.   In June 2009, the FASB issued revised guidance on the accounting for variable interest entities.  The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167,  Amendments to FASB Interpretation No. 46(R ), has not yet been adopted into Codification.  The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity.  The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.  An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance.  Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.

The revised guidance is effective for all variable interest entities owned on or formed after January 1, 2010.  The Company does not expect that the provisions of the revised guidance will have a material effect on its results of operations, financial position or liquidity.

11.                               EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  6,195,800 potentially dilutive shares were excluded from the calculation of earnings per share because they were anti-dilutive due to our net loss position for the nine months ended September 30, 2009.

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

13.                               TENTH CIRCUIT COURT OF APPEALS DECISION

On April 17, 2009, a three-judge panel of the United States Court of Appeals for the Tenth Circuit affirmed the February 2007 decision of the United States Environmental Protection Agency (the “USEPA”) and held that Section 8 of URI’s Churchrock property in New Mexico (owned in fee by the Company’s subsidiary Hydro Resources, Inc.) is Indian country.  One of the members of the panel dissented.  Indian country falls under the jurisdiction of the USEPA, and not the State of New Mexico, to administer the Underground Injection Control (UIC) program permit, which the Company requires for ISR mining of that property. The jurisdictional dispute originated among the State of New Mexico, the USEPA and the Navajo Nation.  The Company petitioned the Tenth Circuit for and was granted an en banc review of the panel’s decision.  URI filed a supplemental brief regarding the jurisdictional issues to which the USEPA and the Navajo Nation may respond by November 19, 2009. If they do respond, URI has the option to file a reply brief by December 11, 2009. The court anticipates oral arguments will be held during the week of January 11, 2010.  The Company does not believe that an impairment provision is necessary for this property at September 30, 2009.

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

The Company filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in the May 2008 private placement. The registration rights agreement executed in connection with the private placement and pursuant to which the shares were registered, provides for penalties in the event the registration statement fails to remain effective. At September 30, 2009, the Company’s registration statement was and remains effective.

The Company has entered into Compensation Agreements with Executive Officers of the Company, with the exception of the CEO/President/COO, that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for the Executive Chairman of the Company and twenty-four months for the other officers, following such change in control. The Compensation Agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.  In September, 2009 the Company entered into a Compensation Agreement with the CEO/President /COO of the Company that provides that, in the event he terminates employment following a change in control he would be entitled to two years salary and bonus plus medical and dental benefits for up to 12 months.  A change in control would also result in the immediate vesting of all unvested restricted shares of stock granted to him.

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

In June 2008, a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter. The Plaintiffs filed a Motion for Summary Judgment alleging that the leases terminated prior to any production occurring. The Court denied the motion. A trial date was originally set for June 1, 2009 but is currently rescheduled for December 7, 2009.  This trial date is subject to a motion filed by the Company to reschedule the date into March or April, 2010. The Company will defend the case vigorously. While the Company believes that each of the leases is valid, counsel to the Company is unable to predict the outcome of the litigation. A determination of the invalidity of the leases could have a material adverse effect on the Company’s financial condition.

In connection with the resignation of David N. Clark as President and CEO of the Company on September 3, 2009, the Company and Mr. Clark entered into an agreement which provides for his salary continuation through December 2, 2009, continuation of employee benefits through March 31, 2010, extension to September 3, 2011 of the termination date for the stock options granted to Mr. Clark and immediate vesting of the restricted shares and stock options granted to Mr. Clark.  As part of the agreement, Mr. Clark has also agreed to provide consulting services to the Company, as requested by the Company’s CEO for a six month period ending March 3, 2010.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and any financial data incorporated herein by reference to the Company’s reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Except for historical information contained in this report, the matters discussed herein contain forward-looking statements, made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to risks, uncertainties and assumptions and are identified by words such as “expects,” “estimates,” “projects,” “anticipates,” “believes,” “could,” and other similar words.  All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including but not limited to statements relating to the Company’s mineralized uranium materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico, planned dates for commencement of production at such properties, revenue, cash generation, consumption of cash and profits are forward-looking statements.  Because they are forward-looking, they should be evaluated in light of important risk factors and uncertainties.  These risk factors and uncertainties include, but are not limited to, the spot price and long-term contract price of uranium, weather conditions, operating conditions at the Company’s mining projects, government regulation of the mining industry and the nuclear power industry, world-wide uranium supply and demand, availability of capital, timely receipt of mining and other permits from regulatory agents and other factors which are more fully described in the Company’s documents filed with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should any of the Company’s underlying assumptions prove incorrect, actual results may vary materially from those currently anticipated.  In addition, undue reliance should not be placed on the Company’s forward-looking statements.  Except as required by law, the Company disclaims any obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this Form 10-Q.

Overview

URI has an estimated 101.4 million pounds of in place mineralized uranium material on 183,000 acres in New Mexico and a Nuclear Regulatory Commission (NRC) license to produce up to 3 million pounds per year at our New Mexico licensed properties, including our Churchrock property. URI has also produced uranium in South Texas where it has three projects that are now in restoration: Kingsville Dome, Vasquez and Rosita. Our operations are heavily influenced by the price of uranium both on the spot and long-term markets. The spot price of uranium, which has fluctuated from a high of $136.00 per pound in June 2007 to a low of $40.00 per pound in April 2009 to its recent price level of $46.50/lb., has been the primary driver of the strategic decisions of the Company.  At November 2, 2009 the current spot price was $46.50/lb., compared to a recent high of $54.00-$55.00 per pound in mid-June 2009.  The long-term price for uranium has remained level for several months and stands at $64.00-65.00 per pound at October 31, 2009.

We hold one of the largest uranium asset bases in the United States.  Our strategy is to grow the value of the Company by accomplishing the following:

•        Resolve the issue in New Mexico with the Navajo Nation.

•        Develop strategic relationships with major industry players including electric utilities that have nuclear power operations.

•        Expand upon our present capabilities of exploration, development, operation and closure beyond ISR mining to include conventional mining.

•        Determine the appropriateness of consolidation of properties held by others and maximize the value of our existing resource base.

•        Become a 10 million pound per year producer.

In 2008, we changed our approach to our Texas operations in response to changes in the uranium market. Operating margins from our production are impacted by uranium prices and costs. Although uranium prices escalated rapidly from 2004 to 2007, so did costs. In 2008, while prices declined, costs did not follow accordingly, leading to a significant decrease in margins. As a result, in October 2008 we decided to suspend new wellfield development at Kingsville and Rosita until sufficient margins can be made to justify the new investment required to bring on additional production. We believe the value can still be received from our Texas resource base.

New Mexico Progress:  There has been progress in our efforts to advance our properties toward production in New Mexico.  We have had several meetings with various Navajo groups as well as with New Mexico legislators.  We have taken community and political leaders on site tours at our Texas properties to demonstrate the low profile of an ISR mining operation compared with an underground mine and have demonstrated the restoration process and progress achieved at these properties.

In May 2009, URI and the Navajo Nation EPA began an assessment of the Section 17 Churchrock property to determine the radiation levels that may exist from historic mining operations and potential impact on the air, soil and water in the area.  As part of the field work, background levels will be established.

South Texas Production:  During June 2009, we ceased production at our two remaining operating wellfields at Kingsville Dome.  We produced 55,600 pounds of uranium from Kingsville Dome during the first nine months of 2009.  Current activity at Kingsville Dome is focused on the restoration of depleted wellfields. We are also studying the potential of uranium recovery from the by-product material that was generated from prior uranium processing at our Kingsville Dome plant. Such activities may reduce our restoration costs and may result in the recovery of uranium that could be processed into a saleable product.  The last wellfield at Vasquez was fully depleted in October 2008 and the project is now undergoing restoration. Production from Rosita was started in June 2008, but was suspended in October 2008 due to poor economics driven by increased operating costs as a result of technical operating challenges and the decreased price of uranium.  We are currently conducting active restoration and reclamation activities at the Kingsville Dome and Vasquez projects, we are currently in stabilization for the depleted wellfields at Rosita.  The projected cash cost for these activities for the next twelve months is approximately $1.3 million.

The Company believes it has sufficient in-place mineralized uranium material to produce a total of more than 500,000 pounds U3O8 should realized uranium prices recover to the level of $70 per pound U3O8. A new wellfield typically requires 4 to 5 months to install and 9 to 12 months to mine out. The Company has deferred all activities for delineating or developing wellfields until uranium prices increase.  The Company continues to look for opportunities to acquire additional reserves.

Financial Condition and Results of Operations

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Production and production costs.  In the first nine months of 2009, we produced 58,500 pounds including positive assaying adjustments.  We ceased production at Vasquez and deferred additional development of new wellfields at Kingsville Dome in the fourth quarter of 2008.  This resulted in the reduction in production in the first half of 2009 compared to 2008.  We ceased production at the final two wellfields at Kingsville Dome in mid-June 2009.  Production in the first nine months of 2008 was 259,600 pounds; Kingsville Dome produced 218,100 pounds, Vasquez produced 33,800 pounds and Rosita produced 7,700 pounds.

The following table details our production and production cost breakdown for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009		2008	2009	2008
Kingsville Dome production	6,400		45,200	55,600	218,100

Vasquez production	—		9,800	2,200	33,800

Rosita production	200		7,700	700	7,700

Total production	6,600		62,700	58,500	259,600

Total operating costs	$284,000		$2,181,000	$1,508,000	$6,030,000
Per pound operating costs	N/A	(1)	$34.78	$25.77	$23.23
Total deprec. and depletion costs	$366,000		$2,115,000	$685,000	$6,959,000
Per pound DD&A cost	N/A	(1)	$33.74	$11.71	$26.81
Total production cost	$650,000		$4,296,000	$2,193,000	$12,989,000
Production cost per pound	N/A	(1)	$68.52	$37.48	$50.04

(1)Costs incurred during the quarter for our South Texas projects related to stand-by or care and maintenance costs and are not applicable to uranium production on a per pound basis.  The production reflected for the quarter resulted from positive assaying adjustments from previous uranium shipments.

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

Reconciliation of production costs to cost of uranium sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating costs	$284,000	$2,181,000	$1,508,000	$6,030,000
Change in uranium inventory	603,000	(429,000)	1,011,000	(340,000)
Operating expense for uranium production sold	$887,000	$1,752,000	$2,519,000	$5,690,000
Depreciation and depletion costs	$366,000	$2,115,000	$685,000	$6,959,000
Change in uranium inventory	108,000	(241,000)	202,000	(840,000)
Depreciation and depletion for uranium production sold	$474,000	$1,874,000	$887,000	$6,119,000
Total production costs	$650,000	$4,296,000	$2,193,000	$12,989,000
Change in uranium inventory	711,000	(670,000)	1,213,000	(1,180,000)
Direct cost of uranium production sold	$1,361,000	$3,626,000	$3,406,000	$11,809,000

Uranium Sales.  In the first nine months of 2009, we sold 94,000 pounds, generating revenue of $4.6 million ($49.11 per pound), compared with sales of 246,800 pounds in the same period in 2008 generating revenue of $16.354 million ($66.28 per pound).  The decrease in sales revenue was the result of the reduction in pounds sold, as well as from lower prices we received because of lower uranium market prices in 2009 compared to the prior year’s period.

Cost of Uranium Sales.  Our cost of uranium sales from the sale of produced uranium in the first nine months of 2009 was $6.0 million compared with $26.4 million in the same period of 2008.  Total cost of uranium sales includes royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, exploration costs and impairment costs for the write-down of uranium assets.  The following table details the direct cost of uranium sales and royalties and commissions breakdown for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009			2008	2009	2008
Total pounds sold	29,800			66,300	94,000	246,800
Total operating expenses		$887,000		$1,752,000	$2,519,000	$5,690,000
Per pound operating expense	$	N/A	(1)	$26.42	$26.80	$23.06
Depreciation and depletion		$474,000		$1,874,000	$887,000	$6,119,000
Per pound DD&A expense	$	N/A	(1)	$28.27	$9.44	$24.80
Direct cost of uranium production sold		$1,361,000		$3,626,000	$3,406,000	$11,809,000
Direct cost of sales per pound	$	N/A	(1)	$54.69	$36.24	$47.86

Royalties and commissions		$143,000		$369,000	$449,000	$1,506,000
Royalties and commissions per pound		$4.81		$5.56	$4.78	$6.10

(1)Costs incurred during the quarter for our South Texas projects related to stand-by or care and maintenance costs and are not applicable to uranium production on a per pound basis.  The production reflected for the quarter resulted from positive assaying adjustments from previous uranium shipments.

We saw a significant decrease in our overall production costs in the first nine months of 2009 compared to 2008. Our 2009 production ceased in mid-June and was sourced from the remaining two wellfields at Kingsville Dome and was supplemented by nominal amounts derived from finalized assaying of prior Vasquez and Rosita shipments.  The production cost decreases seen in the first nine months of 2009 resulted from the shut down of production in the 2nd quarter of the year along with significant operating cost reductions that were made beginning in the fourth quarter of 2008.  The impact of the impairment of our uranium assets in 2008 and 2009 also resulted in lower production costs in 2009.  These impairment provisions reduced the amount of capital costs attributable to our uranium properties and resulted in the lower costs attributable to depreciation and depletion in 2009.

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

Our average cost of pounds sold in the quarter ended September 30, 2008 was $54.69 per pound with Kingsville Dome production contributing approximately 76% of total pounds sold during the quarter and Vasquez and Rosita pounds totaling approximately 19% and 5%, respectively.  Included in the cost of goods sold for the quarter was a lower of cost or market (“LCM”) adjustment to uranium inventories of $283,000 ($4.27 per pound).

Average cost of pounds sold in the first nine months of 2008 was $47.86 per pound with Kingsville Dome production contributing approximately 85% of total pounds sold during the period and Vasquez and Rosita pounds totaling approximately 13% and 2%, respectively.

Royalties and Commissions.   During the first nine months of 2009, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $449,000, representing 9.7% of sales. During the first nine months of 2008, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $1.5 million, representing 9.2% of sales.

Operating Expenses.   During the first nine months of 2009, operating expenses for Kingsville Dome, Vasquez and Rosita operations and production sold was $2.5 million. Included in this amount was $374,000 of stand-by related costs.  During the first nine months of 2008, operating expenses for production from these three projects sold was $5.7 million. This includes approximately $536,000 of pre-production costs related to our Vasquez and Rosita projects.

Depreciation and Depletion.   During the first nine months of 2009, we incurred depreciation and depletion expense attributable to our Kingsville Dome and Vasquez production and stand-by costs of $887,000. During the same period in 2008, we incurred depreciation and depletion expense attributable to these projects of $6.1 million.

Impairment of Uranium Properties.   During the first nine months of 2009 and 2008, we determined the carrying value of our uranium assets exceeded their fair value. Such determination resulted in an impairment provision of approximately $1.8 million and $11.2 million in 2009 and 2008, respectively.

Accretion and Amortization of Future Restoration Costs.   Accretion and amortization of future restoration costs in the first nine months half of 2009 and 2008 was $254,000 and $589,000, respectively.

General and Administrative Charges.   We incurred general and administrative charges and corporate depreciation of $4.7 million and $7.8 million, respectively in the nine months ended September 30, 2009 and 2008.

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock compensation expense	$579,000	$297,000	$961,000	$1,847,000
Salaries and payroll burden	493,000	751,000	1,600,000	2,420,000
Legal, accounting, public company expenses	423,000	280,000	1,008,000	1,115,000
Insurance and bank fees	167,000	256,000	408,000	544,000
Consulting and professional services	184,000	225,000	615,000	1,027,000
Office, travel and other expenses	143,000	233,000	417,000	879,000

Total	$1,989,000	$2,042,000	$5,009,000	$7,832,000

The non-cash compensation expense recorded for the three and nine months ended September 30, 2009 and 2008 resulted from the adoption of SFAS 123(R) in January 2006, requiring the recognition of expense related to the Company’s stock option and restricted stock grants.

Salary and payroll costs decreases for the nine months presented resulted from a reduction in salaried positions primarily in South Texas and New Mexico in conjunction with cost cutting moves which began in the fourth quarter of 2008.

Legal fees year to date 2009 and 3rd quarter 2009 increased from the prior year corresponding periods because of unsuccessful New Mexico property acquisition of certain assets of NZ Uranium, pending lawsuit preparation and employment contract activities incurred in 2009.  These year-to-date costs were offset by lower audit and SOX 404 compliance fees realized in the first half of the year.

The costs for consulting and professional services decreased in the first nine months of 2009 compared with 2008 and resulted from the cost cutting moves which began in the fourth quarter of 2008.  The activities incurred in the first nine months of 2008 included work performed in the review and assessment of our New Mexico property databases to evaluate these properties’

potential as conventional mining projects and other costs related to community outreach and information campaigns designed to enhance public awareness of our planned New Mexico operations.  In the 2008 period, we also incurred increased costs for environmental, health and safety training, investor relations and media relations activities and for human resources and computer networking consultants.

Decreased office costs incurred in the first nine months of 2009 compared to 2008 resulted primarily from the closure of our corporate offices in Corpus Christi, Texas and Albuquerque, New Mexico in the third and fourth quarters of 2008, respectively.

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

Net Losses. For the nine months ended September 30, 2009 and 2008, we had net losses of $6.0 million and of $19.0 million, respectively.

Cash Flow.  At September 30, 2009 we had a cash balance of approximately $8.2 million compared with $9.3 million at June 30, 2009 and $12.0 million at December 31, 2008.

In the first nine months of 2009, we had cash used in operations of $3.3 million. We used $508,000 in investing activities during the first nine months of 2009.  We increased the collateral supporting our South Texas financial surety requirements by $121,000 and made additions to our South Texas and New Mexico property, plant and equipment of $387,000 during the quarter.  These expenditures were primarily for land and mineral lease payments during the quarter.

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

Liquidity—Cash Sources and Uses for 2009

As of September 30, 2009 we had $8.2 million in cash compared to $12.0 million at December 31, 2008.  The cash at September 30, 2009 was generated from operations as well as the $13.1 million in net proceeds received from the sale of common stock and warrants in a private placement in May 2008.

The Company used $3.3 million in cash from operations during the first nine months of 2009. With falling sales prices and higher production costs, the Company decided to suspend the development of new wellfields at Kingsville Dome and Rosita as of October 2008.  The Company has sold substantially its entire uranium inventory as of September 30, 2009 and has received the proceeds from such sales as of October 30, 2009.  For the balance of 2009 and 2010, the Company is currently projecting an average use of approximately $500,000 of cash per month and the Company believes that the cash balance of $8.2 million at September 30, 2009 will be sufficient to maintain its liquidity beyond the next twelve months.

In the second half of 2008, we took significant steps to decrease our cost structure by implementing tighter spending controls, closing two offices, reducing employment, limiting exploration activities, and reducing public and government relations activities in New Mexico and Texas. With the termination of our production activities in June 2009, we have implemented additional cost reductions to further slow down our cash outflows and we continue to assess all areas of the Company to determine where further cost reductions may be made.  Our objective is to reduce our cash requirements to a level that allows us to sustain our reclamation activities and continue the requisite activities in New Mexico to advance our projects toward production.  The Company is also evaluating certain assets to determine if they can be better utilized and/or monetized.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5.7 million and $5.6 million were issued at September 30, 2009 and December 31, 2008, respectively.  Such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2.8 million were issued for the benefit of the Company at September 30, 2009 and December 31, 2008. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at September 30, 2009 and December 31, 2008, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound in June 2007 and were $46.50 per pound as of November 2, 2009.

ITEM 4.                             CONTROLS AND PROCEDURES

During the nine months ended September 30, 2009, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 were effective.

During the first nine months of 2009 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

On April 17, 2009, a three-judge panel of the United States Court of Appeals for the Tenth Circuit affirmed the February 2007 decision of the United States Environmental Protection Agency (the “USEPA”) and held that Section 8 of URI’s Churchrock property in New Mexico (owned in fee by the Company’s subsidiary Hydro Resources, Inc.) is Indian country.  One of the members of the panel dissented.  Indian country falls under the jurisdiction of the USEPA, and not the State of New Mexico, to administer the Underground Injection Control (UIC) program permit, which the Company requires for ISR mining of that property. The jurisdictional dispute originated among the State of New Mexico, the USEPA and the Navajo Nation.  The Company petitioned the Tenth Circuit for and was granted an en banc review of the panel’s decision.  URI filed a supplemental brief regarding the jurisdictional issues to which the USEPA and the Navajo Nation may respond by November 19, 2009. If they do respond, URI has the option to file a reply brief by December 11, 2009. The court anticipates oral arguments will be held during the week of January 11, 2010.

ITEM 1A.                    RISK FACTORS

Our business is dependent on the market price of uranium.

The price of alternative energy sources affects the demand for and price of uranium.   The attractiveness of uranium as an alternative fuel to generate electricity is to some degree dependent on the relative prices of oil, gas, coal and hydro-electricity and the possibility of developing other low cost sources for energy.  In the event alternative energy sources become less expensive or new energy sources become available, the price of uranium could be negatively impacted.  Any significant decrease in the price of uranium would negatively impact our business and results of operations.  In addition, the market price of uranium is influenced by sales of its uranium stockpile by the United States Department of Energy (“DOE”).  Decisions by the DOE to sell significant amounts of its stockpile have a negative impact on the market price of uranium.

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

URANIUM RESOURCES, INC.

Dated: November 9, 2009	By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2009	By:	/s/ Thomas H. Ehrlich
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

10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company’s Form 10-Q dated May 10, 2007, SEC File No. 000-17171).

10.45*	Agreement dated September 3, 2009 between the Company and David N. Clark (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.46*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.47	Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.