Form 10-K
period 2009-12-31
URANIUM RESOURCES INC /DE/
filed 2010-03-16
CIK 839470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2009, was approximately $61,457,206. Number of shares of Common Stock, $0.001 par value, outstanding as of March 12, 2010:  56,847,612 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K report are incorporated by reference to the Registrant’s Definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

i

ii

PART I

The “Company” or “Registrant” or “URI” is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-K contains “forward-looking statements.” These statements include, without limitation, statements relating to management’s expectations regarding the Company’s ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company’s management for future operations and activities and other such matters. The words “believes,” “plans,” “intends,” “strategy,” “projects,” “targets,” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Risk Factors” beginning on page 9.

Certain terms used in this Form 10-K and other industry terms are defined in the “Glossary of Certain Terms” appearing at the end of Part I hereto.

Item 1.    Business.

The Company

Uranium Resources, Inc. (URI) is a uranium exploration, mine development and production company. We were organized in 1977 to acquire and develop uranium mines in South Texas using the in-situ recovery mining process (ISR). Since its founding, URI has produced over 8 million pounds U3O8 from five Texas projects, two of which have been fully restored and returned to the land owners. The Company currently has two fully licensed ISR processing facilities in Texas: Kingsville Dome and Rosita. Since 1986, the Company has built a significant asset base in New Mexico that includes 101.4 million pounds U3O8 of in-place mineralized uranium material on 183,000 acres of uranium mineral holdings. We have also been issued a Nuclear Regulatory Commission (NRC) license to build a 3 million pound U3O8 per year ISR processing facility at Crownpoint, New Mexico.  As of March 12, 2010 we had 30 employees.

New Mexico Assets

URI holds a NRC source materials license to build and operate an ISR uranium processing facility on company-owned property at Crownpoint, New Mexico. The license allows for ISR mining at the Churchrock and Crownpoint projects that together hold nearly 34 million pounds U3O8 of in-place mineralized uranium material. The license allows for the production of up to 1 million pounds per year from Churchrock until a successful commercial demonstration of restoration is made; after which the quantity of production can be increased and mining on other properties can begin. Total production under the license is limited to 3 million pounds U3O8 per year. This project is currently being delayed due to depressed uranium prices and by a lawsuit to determine whether the U.S. Environmental Protection Agency (“USEPA”) or the State of New Mexico has the jurisdiction to issue the Underground Injection Control (UIC) program permits. The Company believes production could begin within 18 - 24 months after obtaining this permit assuming the market for uranium improves.

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

After uranium prices rose significantly in 2004, we placed our South Texas Vasquez property into production during the fourth quarter of that year. In April 2006, Kingsville Dome returned to production followed by a startup of Rosita in June 2008. From 2004 to the end of 2009, these three projects produced a total of 1.4 million pounds of U3O8.

The Vasquez project was mined out in 2008 and is now being restored. Rosita production was shut-in in October 2008 due to depressed pricing and technical challenges in the first new wellfield that made mining uneconomical. The decline in uranium prices throughout 2008 also led to a decision in October 2008 to defer new wellfield development at Rosita and Kingsville Dome. Production continued in two existing wellfields at Kingsville Dome and was completed in July 2009.  The Company has not had any operating mines in Texas since that time, and does not plan to return to production until uranium prices recover.

The Company believes it has sufficient in-place mineralized uranium material to produce a total of 300,000 to 500,000 pounds U3O8 over a one to two year period should realized uranium prices recover to a profitable level. Production could begin within 6 - 12 months after a decision to restart is made. Longer-term, additional production could come from new production area authorizations at Kingsville Dome, however, this may take a considerable period of time given local opposition and there can be no assurance that such production will be realized.

2009 Events

On March 6, 2009, URI received notification from Itochu Corporation (“Itochu”) terminating URI’s joint venture with Itochu to develop our Churchrock property in New Mexico.  The Joint Venture provided Itochu an opportunity to participate in New Mexico uranium production in exchange for renegotiating their sales contract with the Company. The contract had also included a provision that allowed the Company to receive up to an additional $2.10 per pound for certain South Texas uranium production sold to Itochu from 2006 through the termination of the Joint Venture on March 6, 2009.

As a result of the termination of the joint venture, URI now retains 100% ownership of the 18.6 million pounds of in place mineralized uranium material subject to applicable royalties based on sales at Churchrock.  However we presently have no committed source of financing for development of this project.

On April 17, 2009, a three-judge panel of the United States Court of Appeals for the Tenth Circuit affirmed the USEPA decision and held that Section 8 of URI’s Churchrock property in New Mexico is Indian Country.  One of the members of the panel dissented.  The Company petitioned the Tenth Circuit for and was granted an en banc review of the panel’s decision.  Oral arguments were presented to the Court on January 12, 2010 and we are waiting for the Court to render a decision.

In July, 2009, URI entered into a definitive agreement to purchase from NZ Uranium, LLC (NZU) 113,000 acres of mineral rights in the Crownpoint area of New Mexico, however in September, 2009, the agreement for the acquisition was terminated because of the existence of title issues that were not resolved.

On September 3, 2009, David N. Clark stepped down as the President and Chief Executive Officer and a Director of the Company.  At that time, the Board appointed Donald C. Ewigleben as President, CEO and COO to succeed Mr. Clark and also named Mr. Ewigleben as a director to fill the vacancy on the Board created by Mr. Clark’s resignation.

In October 2009, the New Mexico Mining and Minerals Division approved the Company’s request for a renewal of the Minimal Impact Exploration Permit Application on its Section 13 in-situ (ISR) exploration project. Section 13 is in Ambrosia Lake (See New Mexico Properties-Potential ISR and OSL areas), the historic mining district near Grants, New Mexico.  The permit allows URI to drill up to 10 holes for the purpose of extracting core samples to evaluate the suitability of the property for ISR mining and we intend to perform these drilling activities within the current permitting period.  URI owns the Section 13 property in fee and the permit renewal is now valid until November 2010.

Review of 2009 Operations

The Company produced 59,000 pounds U3O8 in 2009 primarily from our Kingsville Dome project.  This production was sourced from the two remaining Kingsville Dome operating wellfields as we had shut in production at Rosita and produced out the Vasquez project at the end of 2008.  The Company’s focus in 2009 was on restoration activities at Vasquez, Kingsville Dome and Rosita.  Full scale restoration activities of the groundwater at the Vasquez project commenced in the 4th quarter of 2008 and substantial progress has been made towards completion of the groundwater restoration. At Kingsville Dome, the Company has been conducting full-scale restoration in Production Areas (“PA”) #1 and #2 and began pre-restoration preparations on PA#3 in the 3rd quarter of 2009.  Full-scale restoration in the fully depleted wellfields of PA#3 is expected to begin in the 1st quarter of 2010.

The Company in conjunction with the Kenedy Memorial Foundation (the “Foundation”), conducted testing on 165 water wells on a portion of the Kenedy Ranch, located in South Texas for the presence of radium and radon to determine if there is a potential for uranium mineralization. These tests were conducted in 2009, the results have been evaluated and the Company is in the process of presenting the findings to the Foundation.

The Company is also working with Texas A&M-Kingsville to evaluate the use of dissolved hydrogen to enhance bioremediation of mined zones at Kingsville Dome. A test was completed on a small portion of a previously mined wellfield at Kingsville Dome in 2009. The analysis of the test results is ongoing and is expected to be completed by the end of 2010. We are also working with other active ISR mining companies as well as several government labs and agencies including Sandia National Laboratory, Los Alamos National Laboratory and the United States Geological Service, on methods to improve the efficiency of groundwater restoration at ISR wellfields.

During 2009, our focus in New Mexico was on government and public relations activities needed to advance toward production at all of our projects, with our fully licensed Churchrock mine of the Crownpoint Project as a priority.  The Company also undertook a study with the Navajo Nation EPA to perform a comprehensive environmental characterization of the Churchrock mine site at Section 17 and lands adjacent to the site area. This study was completed in September 2009 and concluded that any off-site mine-related impacts at Section 17 and adjacent lands are expected to be minor.  We will continue to work with the Navajo Nation in this endeavor to achieve the remediation objectives.

Strategy

The Company has adopted a new strategic plan which emphasizes cash preservation as its priority.  The Company is committed to seeking sources of near to mid-term sources of capital to provide sufficient working capital for the Company to maintain its liquidity through at least 2011.  The strategic plan also includes the development of options for unlocking potential value for shareholders by utilizing the Companys current assets and by evaluating possible regional and structural synergies.  Key operational points of the strategic plan for our Texas properties include (1) positioning the Company to return to production in Texas should the price of uranium return to a level sufficient to generate positive cash flow; (2) complete an analysis of the exploration potential in South Texas and enhance the Company’s exploration capabilities; (3) continue to maintain our restoration activities in South Texas in accordance with the Company’s existing agreements and regulatory requirements and (4) analyze any synergistic opportunities and potential asset monetization prospects in Texas.

In New Mexico, our strategic plan calls for continuing to advance our discussions with others in the region that also hold uranium assets, as well as with entities that would benefit from the production of the uranium.  In addition, we will continue our communication efforts with the local communities, State and local governments and the Navajo Nation to address legacy issues while continuing education efforts on the safety of today’s uranium mining practices with the objective of bridging the gap that currently exists between uranium mining entities and others with stakeholder interests in the State.

Uranium Reserves/Mineralized Material

In accordance with the SEC’s Guideline on Non-Reserve Mineralized Material, and as shown in the following table, we estimate 101.4 million pounds of in-place mineralized uranium material on our New Mexico properties as of December 31, 2009. This estimate reflects our ongoing reevaluation of our New Mexico properties, including our decision to consider development of certain properties by conventional mining and milling methods in addition to ISR methods. The estimate for each New Mexico property is based on studies and geologic reports prepared by prior owners, along with studies and reports prepared by geologists engaged by the Company. The estimates presented below were reviewed and affirmed by Behre Dolbear & Company (USA) an independent private engineering firm in their report dated February 26, 2008.  Since the date of the report, the Company has maintained its ownership position on these properties, the properties have not been subject to any production activities and the estimates remain unchanged.

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED

MATERIAL IN NEW MEXICO

Property	Tonnage Millions	Grade Percent	Non-Reserve Mineralized Material Millions of Lbs U3O8
Mancos	5.2	0.11%	11.3
Churchrock	7.8	0.12%	18.6
Nose Rock	7.6	0.15%	21.9
West Largo	2.8	0.30%	17.2
Roca Honda	3.9	0.19%	14.7
Crownpoint	4.8	0.16%	15.3
Ambrosia Lake	0.71	0.17%	2.4
		Total	101.4

The following table summarizes our estimates of Proven Reserves for our Kingsville Dome and Rosita properties in South Texas.  These estimates have been produced by the Company’s professional engineering and geologic staff.

SUMMARY OF IN-PLACE RESERVES IN SOUTH TEXAS

Property	Tonnage Millions	Grade Percent	Proven Uranium Reserves Millions of Lbs U3O8 at 12/31/09
Kingsville Dome	0.033	0.075%	0.050
Rosita	0.138	0.081%	0.224
		Total	0.274

Long-Term Delivery Contracts

Prior to March 2006 we had two contracts with Itochu Corporation and two with UG USA, Inc. Under those contracts we were obligated to deliver an aggregate of 600,000 pounds in each of the years 2005 through 2008, and the buyer had the right to increase or decrease those deliveries by 15%. The average price for such deliveries was $17.95 per pound in 2005 and was anticipated to have been $14.58 per pound in 2006. These contracts were entered into at a time when the spot price for uranium was less than $15 per pound, substantially below the $40 per pound in effect as of March 25, 2006. Two other contracts with these buyers called for aggregate deliveries of 645,000 pounds by December 31, 2007 priced at the spot price at the time of delivery less an average of $3.80 per pound.

In March 2006 we entered into new contracts with Itochu and UG that superseded the existing contracts. Each of the new contracts calls for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The terms of these new contracts are summarized below.

The Itochu Contract.    Under the Itochu contract all production from the Vasquez property will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37.00 per pound and a ceiling of $46.50 per pound. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37.00 per pound and a ceiling of $43.00 per pound. On non-Vasquez production the price paid will be increased by 30% of the difference between the actual spot price and the $43.00 ceiling up to and including $50.00 per pound. If the spot price is over $50.00 per pound, the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.  Since the inception of the new contract through December 31, 2009 we have delivered approximately 510,000 pounds to Itochu.

On December 5, 2006, HRI-Churchrock, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with a wholly-owned subsidiary of Itochu to develop jointly our Churchrock property in New Mexico (the “Joint Venture”). This agreement was terminated on March 6, 2009. (See “Business—Joint Venture for Churchrock Property”, below).

The UG Contract.    Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG’s agreement to restructure its previously existing contract, we paid UG $12 million in cash with funds raised in our equity offering completed in April 2006.  Since the inception of the new contract through December 31, 2009 we have delivered approximately 482,000 pounds to UG.

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

A feasibility study was completed and delivered at the end of 2006 at a cost of $675,000 that was funded by Itochu. Under the terms of the Joint Venture, both parties had until April 2, 2007 to make a decision regarding whether to move forward with the Joint Venture. That date was ultimately extended until March 2, 2009.

On March 6, 2009 we received notification that Itochu had decided to terminate the Joint Venture. This eliminated the potential for reinstatement of the original delivery contracts with Itochu for South Texas production. However, depending on spot market prices, our sales price may be reduced by up to $2.10 per pound on some of our South Texas production for future deliveries under the Itochu contract.  As a result of the termination of the joint venture, the Company now retains 100% ownership of the 18.6 millions pounds of in place mineralized uranium material subject to applicable royalties based on sales at Churchrock.  However, we presently have no committed source of financing for development of this project.

Overview of the Uranium Industry

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association (“WNA”), as of February 2010 there were 436 nuclear power plants operating in the world with an annual consumption of about 162 million pounds of uranium. In addition, the WNA lists 53 reactors under construction, 142 being planned, and 327 being proposed.

Based on reports by Ux Consulting Company, LLC, or Ux, the preliminary estimate for worldwide production of uranium in 2009 is 120 million pounds. Ux reported that the gap between production and demand was filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium, or HEU, inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. These secondary supplies are currently meeting nearly a third of worldwide demand, but are depleting.

Spot market prices rose from $21.00 per pound in January 2005 to a high of $136.00 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power, and by the fact that secondary supplies are either becoming depleted or will not be available. The sharp price increase was driven in part by high levels of utility buying, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure being placed on uranium prices since the third quarter of 2007. The spot market price for uranium began in January 2009 at $53.00 per pound and ranged between a low of $40.00 per pound in April to a high of $54.00 per pound in June. The spot price closed 2009 at $44.50 per pound  As of March 8, 2010, the spot price was $40.75 per pound and the long-term contract price was $60.00 per pound.  We believe the higher long-term price reflects the continued strong future fundamentals for the uranium market.

The following graph shows annual average spot prices per pound from 1982 to 2009 and the average price for the period January 1, 2010 to March 8, 2010, as reported by Trade Tech and Ux.

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

For greater operating efficiency and lower capital expenditures, when developing new wellfields we use a wellfield-specific remote ion exchange methodology as opposed to a central plant as we had done historically. Instead of piping the solutions over large distances through large diameter pipelines and mixing the waters of several wellfields together, each wellfield is being mined using a dedicated satellite ion exchange facility. This allows ion exchange to take place at the wellfield instead of at the central plant. A wellfield consists of a series of injection wells, production (extraction) wells and monitoring wells drilled in specified patterns. Wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. The satellite facilities allow mining of each wellfield using its own native groundwater.

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

U.S. regulations pertaining to climate change continue to evolve in both the U.S. and internationally. We do not anticipate any adverse impact from these regulations that would be unique to our operations.

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

The Texas Commission of Environmental Quality (TCEQ) is the administrative agency with jurisdiction over the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by the United States Nuclear Regulatory Commission.

See “Properties” and “Legal Proceedings” for the status of our radioactive material license for New Mexico and our Texas properties.

Underground Injection Control Permits (“UIC”).    The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This law is administered by the United States Environmental Protection Agency (the “USEPA”). However, to avoid the burden of dual federal and state (or Indian tribal) regulation, the Safe Drinking Water Act allows for the UIC permits issued by states (and Indian tribes determined eligible for treatment as states) to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First, the state’s program must have been granted primacy. Second, the USEPA must have granted, upon request by the state, an aquifer exemption. The USEPA may delay or decline to process the state’s application if the USEPA questions the state’s jurisdiction over the mine site.

Texas has been granted primacy for its UIC programs, and the Texas Commission on Environmental Quality administers UIC permits. In addition to the radioactive materials license described above, the TCEQ also regulates air quality and surface deposition or discharge of treated wastewater associated with the ISR mining process.

New Mexico has also been granted primacy for its program. The Navajo Nation has been determined eligible for treatment as a state, but it has not requested the grant of primacy from the USEPA for uranium related UIC activity. Until the Navajo Nation has been granted primacy, ISR uranium mining activities within Navajo Nation jurisdiction will require a UIC permit from the USEPA. Despite some procedural differences, the substantive requirements of the Texas, New Mexico and USEPA underground injection control programs are very similar.

Properties located in Indian Country remain subject to the jurisdiction of the USEPA. Some of our properties are located in areas that are in Indian Country or in areas that are in dispute.

See “Properties” and “Legal Proceedings” for a description of the status of our UIC permits in Texas and New Mexico.

Other.    In addition to radioactive material licenses and underground injection control permits, we are also required to obtain from governmental authorities a number of other permits or exemptions, such as for wastewater discharge, for land application of treated wastewater, and for air emissions.

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

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of mining, a mine site is decommissioned and decontaminated, and each wellfield is restored and reclaimed. Restoration involves returning the aquifer to its pre-mining use and removing evidence of surface disturbance. Restoration can be accomplished by flushing the ore zone with native ground water and/or using reverse osmosis to remove ions, minerals and salts to provide clean water for reinjection to flush the ore zone. Decommissioning and decontamination entails dismantling and removing the structures, equipment and materials used at the site during the mining and restoration activities.

The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has a combination of bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). The L/C’s relate primarily to our operations at our Kingsville Dome and Vasquez projects and amounted to $5,761,000 and $5,629,000, at December 31, 2009 and 2008, respectively. The L/C’s are collateralized in their entirety by certificates of deposit.

The performance bonds were $2,835,000 on December 31, 2009 and 2008, and related primarily to our operations at Kingsville Dome and Rosita. USF&G has required that the Company deposit funds collateralizing a portion of the bonds, and we have deposited approximately $386,000 and $385,000 at December 31, 2009 and 2008, respectively, as cash collateral for such bonds. We are obligated by agreement with the bonding company to increase the cash collateral to an amount equal to 50% of the amount of the bonds, plus an additional $0.50 for each pound of uranium produced until the account accumulates an additional $1.0 million.

We estimate that our actual reclamation liabilities for prior operations at Kingsville Dome, Vasquez and Rosita at December 31, 2009, are about $8.4 million of which the net present value of $5.5 million is recorded as a liability on our balance sheet as of December 31, 2009. Under an agreement reached on March 1, 2004 with the Texas regulatory agencies and our bonding company, we agreed to fund ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of our cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding. This agreement expired on August 31, 2007. As a result, the Company is now required to post adequate financial surety, and as of December 31, 2009 has posted letters of credit in the amount of $5.8 million, which are cash collateralized in full.

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

Competition

A primary area of competition is in the identification and acquisition of properties with high prospects of potential producible reserves that are suitable for our size operation. We believe that we compete with multiple junior exploration companies for both properties as well as skilled personnel.

The Company competes for markets for our uranium primarily based on price. We market uranium to utilities and commodity brokers and are in direct competition with supplies available from various sources worldwide. We believe we compete with approximately multiple operating companies in the mining and sale of uranium.

Available Information

Our Internet website address is www.uraniumresources.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.  We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating Committee Charter, Audit Committee Charter and Compensation Committee Charter.  You may also obtain a printed copy of the foregoing materials by sending written request to: Uranium Resources, Inc., 405 State Highway 121 Bypass, Building A, Suite 110, Lewisville, Texas 75067, Attention:  Information Request or by calling 972.219.3330.

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

General Risks and Uncertainties

We are not producing uranium at this time, nor do we expect to begin production in the near future unless uranium prices recover to a profitable level.  As a result, we currently have no sources of operating cash.  If we cannot monetize certain existing Company assets, partner with another Company that has cash resources, find other means of generating revenue other than uranium production and/or have the ability to access additional sources of private or public capital we may not be able to remain in business.

We will not commence production at our existing properties until uranium prices recover to a profitable level.  Until uranium prices recover we will have no way to generate cash inflows unless we monetize certain Company assets or find other means to generate cash.  In addition, our Vasquez project has been depleted of its economically recoverable reserves and our Rosita and Kingsville Dome projects have limited identified economically recoverable reserves. Our future uranium production, cash flow and income are dependent upon our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves.

We are presently out of compliance with the continuing listing requirements of the NASDAQ Global Market, the exchange on which our common stock is traded.  If our stock is delisted from NASDAQ, a reliable trading market for our securities could cease to exist, the market price of our common stock could be negatively impacted and we could face difficulty raising additional capital.

On January 10, 2010, the NASDAQ Stock Market, the exchange on which our common stock is traded, notified us that the bid price for our common stock closed below the minimum $1.00 per share for a period of 30 consecutive business days, which means that we fail to meet the requirements for continued listing set forth in Marketplace Rule 5550(a)(1).  If we cannot regain compliance with the minimum bid requirements before July 7, 2010, NASDAQ may take steps to delist our common stock from the NASDAQ.

Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline.  Delisting could also make it more difficult for us to raise additional capital.

Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

In addition to ceasing all production, we have deferred all activities for delineation and development of new wellfields at our South Texas projects. This decision limits our ability to be immediately ready to begin production should uranium prices improve suddenly. Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate our business at a level that will permit us to cover our fixed costs or to remain in operation.

We face risks related to exploration and development, if warranted, on our properties.

Our level of profitability, if any, in future years will depend to a great degree on uranium prices and whether any of our exploration stage properties can be brought into production. The exploration for and development of uranium deposits involves significant risks. It is impossible to ensure that the current and future exploration programs and/or feasibility studies on our existing properties will establish reserves. Whether a uranium ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. Most exploration projects do not result in the discovery of commercially mineable deposits of uranium and there can be no assurance that any of our exploration stage properties will be commercially mineable or can be brought into production.

The only market for uranium is nuclear power plants world-wide, and there are a limited number of customers.

We are dependent on a limited number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of newly produced uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

The price of alternative energy sources affects the demand for and price of uranium.

The attractiveness of uranium as an alternative fuel to generate electricity may to some degree be dependent on the relative prices of oil, gas, coal and hydro-electricity and the possibility of developing other low cost sources for energy.  If the price of alternative energy sources decrease or new low-cost alternative energy sources are developed, the demand for uranium could decrease, which may result in the decrease in the price of uranium.

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

In April 2005, the Navajo Nation Council passed the Diné Natural Resources Protection Act of 2005 prohibiting uranium mining and processing on any sites within Indian Country as defined under 18 U.S.C. § 1151. We believe that the ban is beyond the jurisdiction of the Navajo Nation. However, the ban may prevent us from developing and operating our properties located in Indian Country until the jurisdictional issue is resolved.

In February 2007, the United States Environmental Protection Agency, or USEPA, determined that Section 8 of our Churchrock property was Indian Country and that the USEPA and not the state of New Mexico has the authority to issue the Underground Injection Control, or UIC, permits for Section 8 that are a precondition to mining. We appealed that decision to the United States Court of Appeals for the Tenth Circuit, which ruled 2 to 1 that Section 8 of the Churchrock property is Indian Country.  The Company was granted an en banc review of the Tenth Circuit’s decision and oral arguments were presented to the Court on January 12, 2010.  We are waiting for the Court to render a decision. The expansive definition of Indian Country adopted by the USEPA may encompass properties owned by non-Indians within Navajo chapters in New Mexico. If that expansive definition prevails, as much as 84% of our in-place mineralized uranium materials in New Mexico could be deemed to be in Indian Country, which could subject these properties to the Navajo Nation ban on uranium mining.  Our inability to mine our New Mexico properties could have a material adverse impact on our results of operations.

We may not be able to mine a substantial portion of our uranium in New Mexico until a mill is built in New Mexico.

A substantial portion of our uranium in New Mexico lends itself most readily to conventional mining methods and may not be able to be mined unless a mill is built in New Mexico.  We have no immediate plans to build, nor are we aware of any third party’s plan to build, a mill in New Mexico and there can be no guaranty that a mill will be built.  In the event that a mill is not built a substantial portion of our uranium may not be able to be mined.  Our inability to mine all or a portion of our uranium in New Mexico would have a material adverse effect on future operations.

Itochu elected to terminate our Joint Venture with them for the development of the Churchrock Property and we do not have a committed source of financing for the development of our Churchrock Property.

On December 5, 2006, HRI-Churchrock, Inc., a wholly owned subsidiary of the Company, entered into a joint venture with a wholly owned subsidiary of Itochu Corporation to develop jointly our Churchrock property in New Mexico. Under the terms of the joint venture, both parties had until April 2, 2007 to make a preliminary investment decision whether to move forward with the joint venture. The parties agreed to extend that date to March 2, 2009. On March 6, 2009, we received notification that Itochu had elected to terminate the Joint Venture. As a result, we no longer have a committed source of financing for the development of our Churchrock property.  There can be no assurance that we will be able to obtain financing for this project.  Our inability to develop the Churchrock property would have a material adverse effect on our future operations.

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

The uranium industry is subject not only to the worker health and safety and environmental risks associated with all mining businesses, but also to additional risks uniquely associated with uranium mining and milling. The possibility of more stringent regulations exists in the areas of worker health and safety, storage of hazardous materials, standards for heavy equipment used in mining or milling, the disposition of wastes, the decommissioning and reclamation of exploration, mining and in-situ sites, climate change and other environmental matters, each of which could have a material adverse effect on the cost or the viability of a particular project.

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

Our operations may require additional analysis in the future including environmental, cultural and social impact and other related studies. Certain activities require the submission and approval of environmental impact assessments. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers, and employees. We cannot provide assurance that we will be able to obtain or maintain all necessary permits that may be required to continue our operation or our exploration of our properties or, if feasible, to commence development, construction or operation of mining facilities at such properties on terms which enable operations to be conducted at economically justifiable costs. If we are unable to obtain or maintain permits or water rights for development of our properties or otherwise fail to manage adequately future environmental issues, our operations could be materially and adversely affected.

Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities and other dangers. If we are unable to maintain adequate insurance, or liabilities exceed the limits of our insurance policies, we may be unable to continue operations.

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

Although we carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards against which we cannot insure or against which we may elect not to insure because of cost or other business reasons. In addition, the insurance industry is undergoing change and premiums are being increased. If we are unable to procure adequate insurance because of cost, unavailability or otherwise, we might be forced to cease operations.

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

There is global competition for uranium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of uranium, there are a number of producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

Our uranium production also competes with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union and from the sale of uranium inventory held by the United States Department of Energy.  In addition, there are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate ISR facilities.  If we are unable to successfully compete for properties, capital, customers or employees or alternative uranium sources, it could have a materially adverse effect on our results of operations.

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

As of December 31, 2009, we had approximately $6.1 million in cash. We may require additional financing in order to complete our plan of operations. We may not be able to obtain all of the financing we require. Our ability to obtain additional financing is subject to a number of factors, including the market price of uranium, market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. In recognition of current economic conditions and the planned shut-down of production, we have significantly reduced our spending, delayed or cancelled planned activities and substantially changed our current corporate structure. However, these actions may not be sufficient to offset the detrimental effects of the weak economy and cessation of production, which could result in material adverse effects on our business, revenues, operating results, and prospects.

Our business could be harmed if we lose the services of our key personnel.

Our business and mineral exploration programs depend upon our ability to employ the services of geologists, engineers and other experts. In operating our business and in order to continue our programs, we compete for the services of professionals with other mineral exploration companies and businesses. In addition, several entities have expressed an interest in hiring certain of our employees. Our ability to maintain and expand our business and continue our exploration programs may be impaired if we are unable to continue to employ or engage those parties currently providing services and expertise to us or identify and engage other qualified personnel to do so in their place. To retain key employees, we may face increased compensation costs, including potential new stock incentive grants and there can be no assurance that the incentive measures we implement will be successful in helping us retain our key personnel.

Approximately 21.2% of our Common Stock is controlled by one record owner and management.

Approximately 13.1% of our common stock is controlled by one significant stockholder. In addition, our directors and officers are the beneficial owners of approximately 8.1% of our common stock. This includes, with respect to both groups, shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company’s principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price of our Common Stock.

As of December 31, 2009, 56,781,792 shares of our Common Stock were currently outstanding, all of which are registered or otherwise transferable. The availability for sale of a large amount of shares or conversion of the Company’s outstanding warrants by any one or several shareholders may depress the market price of our Common Stock and impair our ability to raise additional capital through the public sale of our Common Stock. We have no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our Common Stock of the sale by them of their shares.

Terms of subsequent financings may adversely impact our stockholders.

In order to finance our working capital needs, we may have to raise funds through the issuance of equity or debt securities in the future. We currently have no authorized preferred stock. Depending on the type and the terms of any financing we pursue, stockholder’s rights and the value of their investment in our Common Stock could be reduced. For example, if we have to issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results.  If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

Shareholders could be diluted if we were to use Common Stock to raise capital.

As previously noted, we may need to seek additional capital in the future to satisfy our working capital requirements.  This financing could involve one or more types of securities including common stock, convertible debt, preferred stock or warrants to acquire common or preferred stock.  These securities could be issued at or below the then prevailing market price for our common stock.  Any issuance of additional shares of our common stock could be dilutive to existing stockholders and could adversely affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

South Texas

We currently control 3 major properties in the state of Texas. The Kingsville Dome, Rosita and Vasquez properties are shown in Figure No. 2.1 and are described below.

Figure No 2.1. Texas Properties Location Map

LA SALLE
MCMULLEN
LIVE OAK
FREER
Rosita & Rosita South Site
DUVAL
BENAVIDES
SAN DIEGO
ALICE
KINGSVILLE
Kingsville Dome Site
KLEBERG
Vasquez Site
HEBBRONVILLE
JIM HOGG
BROOKS
KENEDY
NUECES
CORPUS CHRISTI
SAN PATRICIO
WEBB
Legend
Interstate Highway
U. S. Highway
State Highway
County Highway
Community
N
TEXAS
URI, Inc.
URI Properties
SOUTH TEXAS
AREA INDEX MAP

Kingsville Dome (Figure 2.2)

The Property.    The Kingsville Dome property consists of mineral leases from private landowners on about 2,424 gross and 2,227 net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25%. The leases have expiration dates ranging from 2000 to 2007, however we hold most of these leases by production; and with a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage. Mineralization is found in the Goliad formation at depths of 600 to 750 feet.

Production History.    Initial production commenced in May 1988. From then until July 1999, we produced a total of 3.5 million pounds. Production was stopped in July 1999, because of depressed uranium prices. We resumed production at Kingsville Dome in April 2006 and produced 94,100 pounds of uranium in 2006; 338,100 pounds in 2007, 254,000 pounds in 2008 and 56,000 pounds in 2009. We made approximately $8.0 million in capital expenditures in 2007, $3.6 million in 2008 and $159,000 in 2009.

Permitting Status.    A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, additional authorizations under the area permit are required. Approval of our Production Area Authorization (“PA”) #3 was re-authorized in May 2006.  In April 2006 we re-started production in PA #2 followed by production in PA #3 in February 2008.  Production from PA#3 wellfields continued until July 2009. See “Legal Proceedings.”

Restoration and Reclamation.    During 2009, we conducted restoration activities as required by the permits and licenses on this project spending approximately $963,000 on restoration activities. In 2008 and 2007, we spent approximately $349,000 and $595,000, respectively. Since we began our groundwater activities in 1998, we have processed and cleaned approximately 2.0 billion gallons of groundwater at the Kingsville Dome project.

Figure No. 2.2. Kingsville Dome Property

Rosita (Figure 2.3)

The Property:    The Rosita property consists of mineral leases from private landowners on about 3,377 gross and net acres and the Rosita South property consists of mineral leases from private land owners on about 2,130 gross acres and 1,984 net acres located in north-central Duval County, Texas. The leases provide for sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have expiration dates ranging from 2012 to 2015. We are holding these leases by payment of rental fees ranging from $10 to $30 per acre. Mineralization is found in the Goliad Formation at depths of 125 to 350 feet.

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

Our capital expenditures were approximately $40,000, $4.5 million and $5.0 million in 2009, 2008 and 2007, respectively primarily for plant refurbishment and wellfield development.

Restoration and Reclamation.    We are conducting restoration and reclamation activities at this project and are currently in stabilization in our first two PA’s.  During 2009, our primary groundwater activity consisted of collecting groundwater samples throughout the year for stability testing.  We spent approximately $247,000, $465,000 and $820,000 on restoration activities in 2009, 2008 and 2007, respectively. Since we began our groundwater activities in 2000, we have processed and cleaned approximately 1.3 billion gallons of groundwater at the Rosita project.

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

Figure No. 2.3. Rosita Property Mineral Ownership

Vasquez (Figure 2.4)

The Property.    We have a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expired in February 2008; however, we held the lease by production and are currently in restoration. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound. Mineralization is found in the Oakville formation at depths of 200 to 250 feet.

Production History.    We commenced production from this property in October 2004. Our capital expenditures in 2009 were approximately $194,000.  We had approximately $355,000 in capital expenditures at Vasquez and produced 36,600 pounds of uranium in 2008. We had approximately $1.3 million in capital expenditures at Vasquez and produced 78,600 pounds of uranium in 2007.

Restoration and Reclamation.    We are conducting ongoing restoration and reclamation activities at this project and have spent $591,000, $224,000 and $33,000 in 2009, 2008 and 2007, respectively for such activities.  Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 161 million gallons of groundwater.

Permitting Status.    All of the required permits for this property have been received.

Figure No. 2.4. Vasquez Property

Marshall Exploration Property (figure 2.6).

The Marshall Property is a Goliad and Oakville prospect consisting of 1953 gross and net acres. It is located in Duval and McMullen counties, Texas. During 2008 we drilled 280 exploration holes and discovered significant mineralization. Further evaluation will need to be conducted to determine if this property can be mined using ISR methods.

Figure No. 2.6. Marshall Exploration Property

New Mexico Properties

General.    We have various interests in properties located in New Mexico (Figure 2.7). We have fee lands, patented and unpatented mining claims, mineral leases and some surface leases. We have spent $13.1 million to date on permitting for New Mexico. Additional expenditures will be required and could be material. We are unable to estimate the amount. We expect that these costs will be incurred over multiple years. See “Legal Proceedings” for a discussion of the current status of our license for New Mexico

Figure No. 2.7. Location of New Mexico Properties

The Property.    The Churchrock project encompasses about 2,200 gross and net acres. The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation.  However, Section 8 has been designated by the USEPA as Indian Country.  See, “Item 3.  Legal Proceedings.”  Access to the Churchrock property is via State Highway 566 and access to Mancos is via 4-wheel drive ranch roads west of State Highway 566.

Churchrock/Mancos (Figure 2.8)

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

Development Plan.    We anticipate that Churchrock will be the first of our New Mexico properties we will develop. We spent about $219,000, $421,000 and $504,000 in 2009, 2008 and 2007, respectively, for permitting activities and land holding costs. In December 2006, we entered into a joint venture with Itochu to jointly develop this property and in March 2009 the joint venture was terminated (see “Business—Joint Venture for Churchrock Property”).

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

Figure No. 2.8. Churchrock / Mancos Property Mineral Ownership

Crownpoint (Figure 2.9)

The Property.    The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint, New Mexico. The properties consist of 619 gross and 521.8 net acres. We hold the minerals in the NW 1/4 of Section 9, T17N, R13W with 9 unpatented federal mining claims (CP-1 thru CP9) and the minerals in the SW 1/4 of Section 24, T17N, R13W with 10 unpatented federal mining claims (CP-10 thru CP-19). In the SE 1/4 of Section 24, T17N, R13W we own in fee a 40% interest in the minerals on approximately 139 acres and hold 100% of the minerals on 20 additional acres with two unpatented federal mining claims (Consol I and Consol II). In the NE 1/4 of Section 25, T17N, R13W we hold the minerals with eight unpatented federal mining claims (Hydro-1 thru Hydro-8). The federal unpatented mining claims are held through the payment of a $140.00 assessment fee each year on each claim. Access is via paved road from State Highway 371, through the town of Crownpoint to Church Road to the main gate of the property.

Mineralization is found in the Westwater Member of the Morrison Formation at a depth of from 2,100 to 2,300 feet. Three pilot shafts were commenced on the property in the early 1980’s but were never completed. Surface facilities dating from those activities including buildings and their associated electrical/water infrastructure are still in-place and are currently used as offices and storage facilities.

Development Plan.    We spent about $3,000, $127,000 and $164,000 in 2009, 2008 and 2007, respectively, for permitting activities and land holding costs.

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

Figure No. 2.9. Crownpoint Property Mineral Ownership

Nose Rock (Figure 2.10)

The Nose Rock property consists of approximately 6,400 acres and is located about 12 miles northeast of Crownpoint, New Mexico. The minerals are held in fee on Sections 10, 11, 15, 17, 18, 19, 20, 29, 30 and 31 all in T19N, R11W. Access to the property is via a 4 1/2 mile private paved road north of Tribal Road 9. The property was developed by Philips Uranium Corporation in the early 1980’s and includes two circular concrete-lined shafts that have been completed to a depth of 3,300 feet. Both shafts have been plugged at surface and just above the Westwater. There is no usable surface infrastructure on site. Mineralization occurs in the Westwater Member of the Morrison Formation.

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

We acquired the Section 17 leases in the New Mexico Churchrock district from United Nuclear Corporation who had conducted underground mining for uranium on Section 17 and had reclaimed these properties. In the acquisition, we assumed any liability of United Nuclear Corporation for any remaining remediation work that might be required. The New Mexico Energy Minerals and Natural Resources Department has not determined what, if any, additional remediation would be required under the New Mexico

Mining Act. If more remediation work is required, we believe it would not involve material expenditures as required by the New Mexico Energy Minerals and Natural Resources Department regulation.

In January 2008 the Navajo Nation Environmental Protection Agency (NNEPA) notified the Company of their analysis that indicated potentially uranium contaminated materials present on the Churchrock Section 17 mine site. In response, the Company has performed a comprehensive characterization of the Churchrock Site at Section 17 and lands adjacent to the site area and completed the field work during the spring/summer of 2009. This study was completed in September 2009 and we believe that any off-site mine-related impacts at Section 17 and adjacent lands are minor.  The jurisdiction of the Navajo Nation to require additional remediation at the Section 17 site, and their criteria for further remediation, are unknown.

See “Legal Proceedings” for a description of the status of the Navajo EPA letter and UNC Demand for Indemnity in New Mexico.

Item 3.    Legal Proceedings.

New Mexico Radioactive Material License

In the State of New Mexico, uranium recovery by ISR technology requires a combined source and 11e.(2) byproduct material (uranium recovery) license issued by the United States Nuclear Regulatory Commission (the “NRC” or the “Commission”). We applied for one license covering the properties located in both the Churchrock and Crownpoint districts collectively known as the Crownpoint Uranium Project (CUP). The Commission issued a uranium recovery license for the CUP in January 1998 that allowed licensed ISR operations to begin in the Churchrock district. In mid-1998, the Commission determined that certain interested stakeholders who requested an NRC administrative hearing had standing to raise certain objections to the NRC license. A panel of administrative law judges (NRC’s Atomic Safety and Licensing Board (hereinafter “Licensing Board”)) conducted an administrative hearing during 1999. The Licensing Board upheld the Churchrock Section 8 portion of the NRC license and granted our request to defer any dispute on the remaining CUP properties until we make a decision whether to mine these other properties.

The Licensing Board’s ruling was then appealed to the full Commission. On January 31, 2000, the Commission issued an order concurring with the technical, substantive, and legal findings of the Licensing Board, but the Commission also determined that we were required to submit restoration action plans (RAP) for each CUP project site and that we must proceed with the hearing process for the other New Mexico properties beyond the Churchrock Section 8 project site (i.e. Churchrock Section 17, Unit 1 and Crownpoint). Subsequently, the NRC administrative hearing was held in abeyance until 2004, pursuant to NRC-supervised settlement negotiations between the parties.

In February 2004, the Licensing Board issued an order, which concluded that we must make three specific changes to our submitted RAP for Churchrock Section 8 in order to commence uranium recovery operations at Churchrock Section 8. The Commission accepted our petition for review on two of the three issues and subsequently issued an order overruling the Licensing Board on these issues. Then, the parties agreed to truncate the number and scope of the issues remaining for consideration for the remaining three CUP project sites. Since then, the Licensing Board and the full Commission has endorsed our NRC license and its requirements for the entire CUP.

Intervenors appealed the Commission’s final approved action to the United States Court of Appeals for the Tenth Circuit. On March 8, 2010 the Tenth Circuit rejected the petition and affirmed the action of the Commission in all respects. With this decision, the petitioners are permitted to request that the Tenth Circuit rehear the case en banc or to petition the United States Supreme Court for a writ of certiorari to hear the case.

New Mexico UIC Permit

In April 2005, the Navajo Nation Council passed the Diné Natural Resources Protection Act of 2005 prohibiting uranium mining and processing on any sites within Indian Country as defined under 18 U.S.C. § 1151. The State of New Mexico, the USEPA, and the Navajo Nation are engaged in a jurisdictional dispute as to which regulatory entity (i.e., USEPA or the State of New Mexico) has the authority to issue Underground Injection Control (“UIC”) program permits, which are required to mine the Churchrock Section 8 property.  If the land is deemed to be Indian Country, the USEPA has jurisdictional authority to issue the UIC permit.  If the land is not Indian Country, UIC permitting matters fall within the jurisdiction of the State of New Mexico.  The dispute was taken to the United States Court of Appeals for the Tenth Circuit, which, in January 2000, remanded to the USEPA the issue whether the Section 8 Churchrock property was Indian Country. In February 2007, the USEPA issued a decision finding that the Churchrock Section 8 property is Indian Country and that the USEPA is the proper authority to issue the UIC permit. The expansive definition of Indian

Country adopted by the USEPA may encompass properties owned by non-Indians within Navajo chapters in New Mexico. If that expansive definition prevails, as much as 84% of our in-place mineralized uranium materials in New Mexico could be deemed to be in Indian Country, which could subject these properties to the Navajo Nation ban on uranium mining.  We appealed that decision to the United States Court of Appeals for the Tenth Circuit.  On April 17, 2009, a three-judge panel of the Tenth Circuit affirmed the USEPA decision and held that Section 8 of URI’s Churchrock property (owned in fee by the Company’s subsidiary Hydro Resources, Inc.) is Indian Country.  One of the members of the panel dissented.  The Company petitioned for and was granted an en banc review of the Tenth Circuit panel’s decision.  Oral arguments were presented to the Court on January 12, 2010 and we are waiting for the Court to render a decision.

Bonding for Texas Groundwater Restoration Obligations

In March 2004, the Company entered into the Groundwater Restoration Performance Agreement (GRPA), with the Texas Department of Health (“TDH”), later renamed the Texas Department of State Health Services (“DSHS”), the Texas Commission on Environmental Quality (TCEQ) and United States Fidelity and Guaranty Insurance Company as a means of funding the Company’s ongoing groundwater restoration at the Kingsville Dome and Rosita mine sites at specified treatment rates, utilizing a portion of the Company’s cash flow from sales of uranium from the Vasquez site as a substitute for additional bonding. Although Kleberg County and an ad hoc citizen group brought suit in April 2004 to challenge the GRPA, Kleberg County settled with the Company and withdrew its support and funding of the suit in December 2004. In June 2007, DSHS’ regulatory authority over uranium recovery operations, including its oversight of groundwater restoration bonds posted for uranium mining operations was transferred to TCEQ; and, on August 31, 2007, the GRPA expired according to its terms. The citizen group has taken no further action to pursue the suit.

Dispute over Kleberg County Settlement Agreement

In February 2007, Kleberg County, Texas adopted a resolution alleging violations of its December 2004 Settlement Agreement with the Company and authorizing outside counsel to bring suit against the Company to force it to cease mineral production unless the Company promptly resolved the matter to the County’s satisfaction.  The County disputes the Company’s interpretation of the December 2004 Settlement Agreement as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome Production Areas 1 and 2. Seeking to resolve these issues amicably, the Company elected to defer briefly the startup of production in Production Area 3, however, when the negotiations failed, the Company notified the County of its intent to resume production in Production Area 3. The Company believes it is in full compliance and engaged in a mediation of this dispute. On September 28, 2007, after negotiations had stalled but production continued, the Company filed suit against the County in the 105th Judicial District Court, Kleberg County, Texas for declaratory relief interpreting the Settlement Agreement and for recovery of the Company’s legal fees and costs of the suit.

The County answered the suit with a general denial but did not assert any counterclaim against the Company until May 28, 2009, when the County filed its First Amended Answer and Counterclaims.  Although production had been completed at the mine by that time, the County’s amended pleading presents seven counterclaims based on the Company’s alleged violations of the December, 2004 Settlement Agreement.  By way of relief, the County’s Amended Answer and Counterclaims seeks declarations that the Company violated various Settlement Agreement provisions, asks for injunctive relief ordering the Company to cure various alleged violations of various Settlement Agreement provisions, and asks that the County be awarded its legal fees and costs of suit.  The Company responded to the County’s assertion of counterclaims by  commencing discovery in the case in July, 2009; and, the County responded by making discovery requests against the Company in December, 2009.

The Company believes its own claims are well supported in fact and the law and that each of the County’s various claims is either factually or legally deficient or both.  The Company believes that if the case should go to trial, it has a reasonable prospect of prevailing in its claims for declaratory relief and its claims for recovery of its attorney’s fees and costs of suit.  The Company will defend itself vigorously.

Kingsville Dome Production Disposal Well Permit Renewals and Production Area Authorization 3

After an August 2005 hearing, the Texas Commission on Environmental Quality (“TCEQ”) voted unanimously February 22, 2006 to renew the Company’s disposal well permits, WDW-247 and WDW-248, and to issue Kingsville Dome Production Area Authorization 3 (“PA 3”). A citizens group and a Ms. Garcia filed in the 201st Judicial District Court, Travis County, Texas for judicial review of the TCEQ action in June 2006. The Texas Attorney General answered in defense of TCEQ and the Company intervened to defend the TCEQ’s action granting the permit renewals and production area authorization. The two cases have been consolidated; a judge has been assigned; and, in June 2007, the TCEQ submitted the administrative record to the court for review.

In June 2007 an attorney claiming to have been newly engaged by a plaintiff, Ms. Garcia, notified all parties that Garcia wished to withdraw from the litigation and requested that no further action be taken and that her action be dismissed. On June 27, 2007, Garcia’s original counsel moved to appoint a guardian or representative for Ms. Garcia. The Company challenged the sufficiency of the request for appointment of a guardian or representative for Ms. Garcia; and Ms. Garcia’s original counsel set his motion for hearing in August 2007. Before the hearing date, original counsel for Ms. Garcia, tentatively rescheduled the hearing for October 24, 2007 and then canceled that hearing date. No further action on the matter has been scheduled; and mining in Production Area 3 and the rest of the Company’s Kingsville Dome mines has ceased, leaving the entire mine site in the process of groundwater restoration..

The permits and production area authorization issued by TCEQ remain effective until and unless overturned by a reviewing Court; and, the Company believes the TCEQ action issuing the permits and production area authorization is well-founded and will be affirmed if the suit for judicial review is considered on its merits rather than being dismissed for want of prosecution.

Navajo EPA letter and UNC/GE Demand for Indemnity

By letter dated January 23, 2008, the Navajo Nation Environmental Protection Agency (NNEPA) sent a document dated September 2007 titled “Radiological Scoping Survey Summary Report for the Old Churchrock Mine Site” (Survey Report) to Hydro Resources Inc (HRI) and United Nuclear Corporation and General Electric (UNC/GE). The Survey Report was reportedly prepared in response to a claim by NNEPA against HRI and UNC/GE for potential liability for uranium contaminated materials present on HRI’s Churchrock Mine Site. NNEPA requested HRI and UNC/GE to undertake a “comprehensive and detailed characterization” of HRI’s Churchrock Mine Site and adjacent lease areas, as recommended in the Survey Report.

By letter dated January 29, 2008, UNC and GE, pursuant to a certain Supplemental Purchase Agreement and Guarantee, demanded that HRI and the Company defend and indemnify it for all loss, cost, expense, liabilities and obligations that have been or will be incurred or sustained by GE and UNC with respect to the request asserted by NNEPA.

In response HRI/URI has committed with UNC and GE to perform a site assessment at its expense of the Old Churchrock Site for potential contamination from historic mining. In the event that a governmental authority issues a formal Administrative Order or files a lawsuit, the Company and UNC will be considered to have reserved their respective rights and defenses to the indemnity claims, and will immediately seek and attempt to resolve, in good faith, any areas of dispute which may exist at that time.

Kingsville Dome Lessor Legal Action

In June 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter. The Plaintiffs filed a Motion for Summary Judgment alleging that the leases terminated prior to any production occurring. The Court denied the motion. A trial date has been set for August 2, 2010. The Company will defend the case vigorously. While the Company believes that each of the leases is valid, counsel to the Company is unable to predict the outcome of the litigation. A determination of the invalidity of the lease on the adjacent lands on which the Company has previously produced uranium could have a material adverse effect on the Company’s financial condition.

Other

On July 13, 2007, an employee of a drilling contractor engaged by the Company was killed when the drill rig on which he was making repairs backed over him on lands owned by the Company. At the time of the incident, the contractor and the decedent were not engaged in drilling activities, rather they were performing maintenance to the drilling rig. Decedent’s heirs filed claims against the drilling contractor and the Company in the 105th Judicial District Court, Kleberg County, Texas asserting claims of negligence. Our insurance carrier defended and resolved the matter on our behalf with no additional settlement costs incurred by the Company.

The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to result in material expenditures or have any other material adverse effect on the Company.

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

old stope leaching

Old stope leaching involves the pumping of ground water, through stopes, drifts, and other flooded underground mine workings of previously conventionally mined areas to remove the residual and soluble post mining uranium values.  The resulting uranium-bearing ground water is pumped to the surface for uranium removal and then is re-circulated directly into the mine workings or into injection wells that are completed in or near to the workings. This re-circulation of the same ground water is repeated, until the residual uranium in the old underground mine is depleted.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 12, 2007, our common stock has been listed on the NASDAQ Global Market under the symbol “URRE.” Between April 11, 2007 and October 15, 2004, our shares were quoted on the Over the Counter Bulletin Board (“OTCBB”) and we were dually quoted on both the OTCBB and the Pink Sheets during those dates.

On January 10, 2010, the Company received notification from The NASDAQ Stock Market (“NASDAQ”) that for 30 consecutive business days the bid price for the Company’s common stock has closed below the minimum $1.00 per share as required by Marketplace Rule 5550(a)(1) for continued listing on the NASDAQ Global Market.  In accordance with Marketplace Rule 5810(c)(3)(A), the Company will regain compliance with the minimum bid requirement if at any time before July 7, 2010 (180 calendar days), the bid price of the Company’s common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days.

In the event the Company does not regain compliance with the minimum bid price rule by July 7, 2010, NASDAQ will provide the Company with written notification that its common stock is subject to delisting from the NASDAQ Global Market. At that time, pursuant to Marketplace Rule 5810(c)(3)(A), the Company may be eligible for an additional grace period of 180 calendar days if it meets all initial listing requirements, with the exception of the bid price, for the NASDAQ Capital Market and submits an application to the NASDAQ Capital Market. Alternatively, the Company may appeal NASDAQ’s determination to delist its common stock at that time.

The Company intends to actively monitor the closing bid price of its common stock prior to July 7, 2010 and will evaluate available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement under the NASDAQ Listing Rules.

The following table sets forth the high and low bid prices for our common stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2009	$1.33	$0.76
September 30, 2009	1.32	0.89
June 30, 2009	1.73	0.50
March 31, 2009	0.92	0.40
December 31, 2008	1.59	0.39
September 30, 2008	3.44	1.57
June 30, 2008	7.42	2.22
March 31, 2008	12.64	5.71

As of December 31, 2009, 56,781,792 shares of our common stock were outstanding. On that date, there were 126 holders of record.

Dividends

We have never paid any cash or other dividends on our common stock, and we do not anticipate paying dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 regarding equity compensation to the Company’s employees, officers and directors under equity compensation plans.

Plan category	Number of shares issuable under outstanding options and rights	Weighted average exercise price	Number of shares available for future issuance
Equity compensation plans approved by security holders	4,555,111	$2.69	575,540
Equity compensation plans not approved by security holders	735,982	$0.80	—
Total	5,291,093	$2.42	575,540

Performance Graph

The following chart compares the yearly changes in total stockholder return on the Company’s common stock against two other measures of performance. The comparison is on a cumulative basis for the Company’s last five fiscal years. The three other performance measures are the Russell 2000 index, a new peer group consisting of Denison—DNN, Uranerz—URZ, Uranium Energy—UEC and Strathmore Minerals —STHJF and an old peer group consisting of Cameco—CCJ, Denison—DNN, Uranerz—URZ, and Uranium Energy—UEC.  In each case, we assumed an initial investment of $100 on December 31, 2004 and reinvestment of all dividends. Dates on the following chart represent the last trading day of the indicated fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Item 6.    Selected Financial Data.

The following tables provide selected financial and operating data for each of the fiscal years in the five-year period ended December 31, 2009. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share and per pound amounts)
Uranium sales	$4,673	$18,551	$31,143	$8,581	$4,865
Cost of sales—operations	4,504	16,372	18,051	12,687	6,299
(Gain) loss on derivatives	—	—	—	(34,821)	30,975
Writedown of uranium properties and exploration expenses	3,580	17,623	999	3,495	—
Total cost of uranium sales	8,084	33,995	19,050	(18,639)	37,274
Earnings (loss) from operations before corporate expenses	(3,411)	(15,444)	12,093	27,220	(32,409)
Corporate expenses	6,766	11,553	11,768	6,791	3,209
Earnings (loss) from operations	(10,177)	(26,996)	325	20,429	(35,618)
Interest and other, net	111	487	753	1,081	531
Net income (loss)	$(10,066)	$(26,509)	$1,078	$21,510	$(35,087)
Earnings (loss) per common share:
Basic	$(0.18)	$(0.49)	$0.02	$0.44	$(0.96)
Diluted	$(0.18)	$(0.49)	$0.02	$0.42	$(0.96)
Net earnings (loss) per common share:
Basic	$(0.18)	$(0.49)	$0.02	$0.44	$(0.96)
Diluted	$(0.18)	$(0.49)	$0.02	$0.42	$(0.96)
Weighted average common stock and equivalents outstanding:
Basic	56,400	54,569	52,119	48,338	36,644
Diluted	56,400	54,569	56,081	51,560	36,644

CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by (used in) operations	$(5,033)	$1,042	$11,294	$(2,215)	$(1,722)
Capital expenditures and investing activities	(820)	(11,016)	(22,908)	(31,906)	(6,364)
Financing activities	(97)	12,731	722	48,445	13,670
Net increase (decrease) in cash and equivalents	$(5,950)	$2,757	$(10,893)	$14,324	$5,584
Pounds of uranium produced	59	301	417	259	310
Pounds of uranium delivered	95	286	435	263	271
Average sales price per pound	$49.08	$64.99	$71.61	$32.63	$17.95
Average cost of produced pounds sold	$39.73	$48.60	$33.21	$43.36	$20.32
Royalties/commissions per pound sold	$4.87	$5.99	$6.98	$2.92	$1.31

CONSOLIDATED BALANCE SHEET DATA

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Cash and cash equivalents	$6,092	$12,042	$9,284	$20,177	$5,853
Working capital	3,276	9,494	8,072	18,371	(16,370)
Net property, plant and equipment	18,944	22,778	30,611	18,196	8,689
Total assets	32,012	43,224	52,937	45,936	17,913
Unrealized loss on derivatives	—	—	—	—	46,821
Total debt	658	928	839	838	626
Total liabilities	9,151	11,616	10,060	9,167	53,903
Total shareholders’ equity (deficit)	$22,861	$31,608	$42,877	$36,769	$(35,990)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

This Item 7 contains “forward looking statements.” These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other matters. The words “believes,” “expects,” “projects,” “targets,” “estimates” or similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: “Risk Factors” beginning on page 9.

Overview

URI explores for and produces uranium in South Texas where it has two remaining production operations that are currently on stand-by: Kingsville Dome and Rosita. URI also has an estimated 101.4 million pounds of in place mineralized uranium material on 183,000 acres in New Mexico. Our operations are heavily influenced by the price of uranium both on the spot and long-term markets. The spot price of uranium, which has fluctuated from a high of $136.00 per pound in June 2007 to its recent price level of $40.75 per pound, has been the primary driver of the strategic decisions of the Company.

Our strategy has been focused on two fronts: 1) advancing our New Mexico assets towards production, and 2) expanding our reserve base in Texas so we can continue to generate cash from operations to sustain our efforts in New Mexico.

During 2009, with a continuing weakening of the uranium market prices that began in early 2008, we focused on reducing costs, restoration activities in Texas, public and government relations efforts in New Mexico and preserving cash.  After we concluded production from our two remaining wellfields in Texas in July 2009, we no longer had a source of revenue.

South Texas Production:    We produced 59,000 pounds of uranium from our South Texas operations in 2009 and currently have no production operations.  Current activity at Kingsville Dome is primarily focused on the restoration of depleted wellfields. The last wellfield at Vasquez was fully depleted in October 2008 and the project is now undergoing restoration. Production from Rosita was started in June 2008, but was suspended in October 2008 due to poor economics driven by increased operating costs as a result of technical operating challenges and the decreased price of uranium.  We are currently in the stabilization phase of groundwater restoration at the Rosita project.

Reserve development:    A significant portion of the cash on hand at December 31, 2009 was generated from the $12.9 million in net proceeds received from the sale of common stock and warrants in a private placement in May 2008. The equity was raised to fund the acquisition, exploration, permitting and development of new and existing properties in South Texas to increase our resource base in an effort to extend production at our Texas operations beyond 2009 and for general corporate purposes.  These activities were halted when uranium prices declined in 2008 and 2009.

Due to higher costs, combined with geologic and technical risk and unknown market risk, we have chosen to suspend our exploration activities until the economics justify further activity. We are seeking opportunities for the rights to potential uranium properties in South Texas and New Mexico in geographic areas that have historically held significant uranium resources. There can be no assurance that we will be successful in the acquisition of such properties, or if acquired, that such properties will contain commercially viable uranium deposits.

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2009, 2008 and 2007

Production and production costs.    Our uranium production was 59,000 in 2009, 300,800 pounds in 2008 and 416,700 pounds in 2007. Production began at our Vasquez project in the fourth quarter of 2004 and reached peak production output in 2005. In 2006 and 2007 we saw a decline in Vasquez production and the start-up of production from our Kingsville Dome project. This trend continued in 2007 and 2008. The start-up of production from the first new production from our Production Area 3 at Kingsville Dome in January 2007 resulted in the production increases in 2007 over 2006. In 2008, we placed five new wellfields into production at Kingsville Dome and one new wellfield at Vasquez. These wellfields were less prolific than the wellfields produced in 2007. Three of the Kingsville Dome wellfields and the Vasquez wellfields were produced out in 2008. The remaining two wellfields at Kingsville Dome completed production in the second quarter of 2009.

Production at our Rosita project began with oxygen injection in June 2008 and resulted in low levels of production using our standard in-situ recovery mining techniques. In late July, we employed a series of alternative operational strategies including the use of various oxidants in an attempt to improve recovery levels. While these tests did improve production over previous levels, the higher cost of production combined with lower uranium prices did not allow the operation to continue on a positive cash basis and production was suspended in the fourth quarter of 2008. Although technically challenging, we believe the reserves from Rosita can be produced economically with higher uranium prices.

We completed production at the Vasquez project and shut-in production at the Rosita project in the fourth quarter of 2008 and we shut-in production at the Kingsville Dome project in the second quarter of 2009. The Vasquez project was mined out in 2008 and is now being restored. At the Kingsville Dome and Rosita projects, we shut-in production to conserve the in-place reserve base in response to a drop in uranium market prices. We do not intend to resume production at these sites until there is a significant recovery of uranium prices.

The following table details our production and production cost breakdown for the year ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Kingsville Dome production	56,100	254,000	338,100
Vasquez production	2,200	36,600	78,600
Rosita production	700	10,200	—
Total production	59,000	300,800	416,700
Total operating costs	$1,682,000	$7,173,000	$7,510,000
Per pound operating costs	$28.50	$23.84	$18.02
Total depreciation and depletion costs	$887,000	$7,165,000	$6,078,000
Per pound DD&A cost	$15.02	$23.82	$14.59
Total production cost	$2,569,000	$14,338,000	$13,588,000
Production cost per pound	$43.53	$47.66	$32.61

Total operating costs, total depreciation and depletion costs and total production costs incurred for the periods presented above differ from the cost of uranium sales recorded in consolidated statements of operations because of changes in the amounts recorded to inventory for the same periods. The cost of uranium sales amounts include the sales of uranium inventory on hand at the beginning of the period and do not include uranium produced during the period but not sold at period end.

The following table provides a reconciliation of production costs to cost of uranium sales for the year ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Operating costs	$1,682,000	$7,173,000	$7,510,000
Change in uranium inventory	1,011,000	(508,000)	682,000
Operating expense for uranium production sold	$2,693,000	$6,665,000	$8,192,000
Depreciation and depletion costs	$887,000	$7,165,000	$6,078,000
Change in uranium inventory	203,000	43,000	173,000
Depreciation and depletion for uranium production sold	$1,090,000	$7,208,000	$6,251,000
Total production costs	$2,569,000	$14,338,000	$13,588,000
Change in uranium inventory	1,214,000	(466,000)	855,000
Direct cost of uranium production sold	$3,783,000	$13,872,000	$14,443,000

Total dollars expended for direct production costs in 2009 were significantly lower than 2008 as a result of the scale back of production during the year when compared to 2008.  The reduced production volumes in 2009 resulted from the decline in uranium prices throughout 2008 which led to the Company’s decision in October 2008 to defer new wellfield development. Production at Kingsville Dome was completed in July 2009 at which time the Company ceased having any operating wellfields in Texas.

Our direct production costs in 2008 increased compared with 2007 costs. These total cost increases resulted from production being sourced from higher cost Kingsville Dome and Vasquez wellfields in 2008 and from the unfavorable results we saw from our Rosita production during 2008.

Uranium Sales.    In 2009, we sold a total of 95,200 pounds of uranium produced from our Kingsville Dome, Vasquez and Rosita projects, resulting in revenue of $4.7 million.  In 2008, we sold a total of 285,500 pounds of uranium produced from our Kingsville Dome, Vasquez and Rosita projects, resulting in revenue of $18.5 million. In 2007, we sold a total of 434,900 pounds of uranium produced from our Kingsville Dome and Vasquez projects, resulting in revenue of $31.1 million.

Cost of Uranium Sales.    Our direct production costs for uranium sales made in 2009, 2008 and 2007 was $3.8 million, $13.9 million and $14.4 million, respectively. Our total cost of uranium sales is comprised of such production costs, including operating expenses, depreciation and depletion expenses, and also includes royalties and commissions related to our uranium sales, amortization of our restoration and reclamation cost estimates, exploration costs incurred during the year and impairment provisions for uranium properties. The following table details our production and royalties/commissions cost of uranium sales breakdown for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Total pounds sold	95,200	285,500	434,900
Total operating expenses	$2,693,000	$6,664,000	$8,192,000
Per pound operating expense	$28.29	$23.35	$18.84
Depreciation and depletion	$1,090,000	$7,208,000	$6,251,000
Per pound DD&A expense	$11.44	$25.25	$14.37
Direct cost of uranium production sold	$3,783,000	$13,872,000	$14,443,000
Direct cost of sales per pound	$39.74	$48.60	$33.21
Royalties and commissions	$464,000	$1,710,000	$3,034,000
Royalties and commissions per pound	$4.87	$5.99	$6.98

Overall production costs in 2009 were significantly lower than 2008 as a result of the scale back of production volumes during the year when compared to 2008.  These lower volumes, which caused lower sales volumes, also resulted in lower total royalties and commissions in 2009.  Our Kingsville Dome, Vasquez and Rosita projects all experienced higher production costs in 2008 than our production from Kingsville Dome and Vasquez in 2007. The higher costs at Kingsville Dome and Vasquez were the result of production being sourced from lesser quality ore reserves and the wind-down of production at each of these projects during the year. As the production life of a wellfield extends, the costs to produce those pounds is higher than when a wellfield is first placed into production.  We experienced production difficulties at Rosita which forced us to try a number of methodologies in an attempt to increase our production efficiencies. The operating costs incurred, the lack of significant progress in resolving our production inefficiencies at Rosita and the decision to not make the capital expenditures to increase the number of production wells resulted in our high production costs at Rosita during the year. Our average cost of pounds sold in 2008 was $48.60 per pound with Kingsville Dome production contributing approximately 85% of total pounds sold, Vasquez contributing approximately 12% of total pounds sold and Rosita contributing approximately 3% of total pounds sold during the year.

We saw an improvement in our overall production costs in 2007,  With the majority of our production in 2007 coming from new wellfields at our Kingsville Dome project, we saw benefits of this historically lower cost production contributing significantly to reducing both our operating and capital costs of production in 2007. Our average cost of pounds sold in 2007 was $33.21 per pound with Kingsville Dome production contributing approximately 77% and Vasquez contributing approximately 23% of the total pounds sold during the year.

Royalties and Commissions.    During 2009, royalties and commissions for Kingsville Dome, Vasquez and Rosita production sold was $464,000, representing a charge of 9.9% of sales. During 2008, royalties and commissions for Kingsville Dome, Vasquez and Rosita production sold was $1.710 million, representing a charge of 9.2% of sales. During 2007, royalties and commissions for Vasquez and Kingsville Dome production sold was $3.034 million, representing a charge of 9.7% of sales. The changes in royalty percentages from 2009 to 2008 and 2007 resulted primarily from the changes in uranium sales prices year to year and the source of our production in each year. Our Vasquez leases contain a sliding scale royalty with percentages that range from 6.25% up to 10.25% dependent on our sales prices. Our Kingsville Dome leases have a 6.25% royalty and carry an additional 3.125% royalty payment to certain land owners of the property. Our Rosita leases contain 11.25% royalty rates.

Operating Expenses.    During 2009, operating expenses for Kingsville Dome, Vasquez and Rosita production sold was $2.7 million which included $548,000 of stand-by and other operating costs at our South Texas projects which were charged to operations. During 2008, operating expenses for Kingsville Dome, Vasquez and Rosita production sold was $6.2 million. In 2008 we incurred $456,000 of stand-by costs at the Rosita project, which were charged to operations. During 2007, operating expenses for Vasquez and Kingsville Dome production sold was $7.9 million. In 2007 we incurred $336,000 of stand-by costs at the Rosita project, which costs were charged to operations.

Depreciation and Depletion.    During 2009, we incurred depreciation and depletion expense attributable to our Kingsville Dome, Vasquez and Rosita production of $1.1 million.  During 2008, we incurred depreciation and depletion expense attributable to our Kingsville Dome, Vasquez and Rosita production of $7.2 million. During 2007, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $6.2 million.

Impairment of Uranium Properties.    During 2009, 2008 and 2007, we determined the carrying value of our uranium project assets exceeded their fair value. Such determination in 2009 resulted in an impairment provision of $3.5 million. The impairment provision reduced the carrying value of Kingsville Dome by $2.6 million, Rosita by $214,000, Vasquez by $263,000 and other South Texas projects by $567,000 at December 31, 2009. In 2008 our impairment provision totaled $16.0 million reducing the carrying value of Kingsville Dome by $6.0 million, Rosita by $8.1 million and Vasquez by $1.8 million at December 31, 2008. The impairment provision in 2007 resulted primarily from our reducing the estimated recoverable reserves projected to be produced from Vasquez in the future and resulted in an impairment provision related to the Vasquez project assets of approximately $651,000.

Accretion and Amortization of Future Restoration Costs.    During 2009, 2008 and 2007, the accretion and amortization of future restoration costs was $257,000, $790,000 and $574,000, respectively.

General and Administrative Charges.    We incurred general and administrative charges and corporate depreciation of $6.8 million, $11.6 million and $11.8 million in 2009, 2008 and 2007, respectively.

Significant expenditures for general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 were:

	Year Ended
	2009	2008	2007
	(Amounts in 000’s)
Stock compensation expense	$1,258	$2,154	$4,047
Salaries and payroll burden	2,186	3,180	2,847
Legal, accounting, public company expenses	1,348	1,584	1,622
Write-off of target acquisition costs	—	1,422	—
Insurance and bank fees	539	703	646
Consulting and professional services	748	1,247	1,582
Office expenses	313	724	535
Travel and other expenses	232	391	391
Total	$6,624	$11,405	$11,670

The non-cash compensation expense recorded for the years ended December 31, 2009, 2008 and 2007 resulted from the adoption of a new accounting standard in January 2006, requiring the recognition of expense related to the fair value of the Company’s stock option grants. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock.

We made significant reductions in salary and payroll costs in 2009 compared with 2008. The $994,000, or 31% decrease resulted primarily from a reduction in personnel headcount that resulted from lower activities created by the shut down of the Company’s production during the current year. Salary and payroll costs were up slightly in 2008 compared with 2007. The $333,000 or 12% increase resulted primarily from increased personnel and benefits and a reduction in personnel costs allocated to operations and projects during the current year. Salary and payroll cost increases of $1.3 million in 2007 resulted primarily from the addition of 21 salaried positions primarily in South Texas and New Mexico during the year and the cash bonuses awarded to non-executive employees at year end 2007.

The Company’s legal, accounting and public company expenses had a net decrease of $236,000 in 2009 compared with 2008. The decrease resulted from reduced audit and Sarbanes-Oxley Section 404 (“SOX 404”) related costs during the year offset by increases in legal fees.  The Company’s legal, accounting and public company expenses had a net decrease of $38,000 in 2008 compared with 2007. The decrease related to lower SOX 404 audit related costs in 2008 and NASDAQ listing fees, decreased directors’ fees and costs related to the preparation for a planned listing on the Toronto Stock Exchange incurred in 2007. The Company’s legal, accounting and public company expenses had a net increase of $306,000 in 2007. The primary increases in these costs were from SOX 404 audit related costs, NASDAQ listing fees, higher directors fees related to the addition of two independent directors during 2007 and increased director participation in strategic planning activities and costs related to the preparation for a planned listing on the Toronto Stock Exchange. These increased costs were somewhat offset by a reduction of legal costs charged to general and administrative costs during the year. The primary reduction related to a significant amount of legal activity in 2006 related to the negotiation and preparation of the joint venture in New Mexico with Itochu Corporation.

Insurance costs decreased in 2009 compared to 2008 as a result of lower general liability and umbrella coverage premiums which saw reductions because of overall reductions in payroll during the year.  Insurance costs increased in 2008 compared to 2007 primarily as a result of an increase in our directors and officers liability premiums which rose during the year primarily as a result of increased coverage limits in 2008 compared with the prior year. Insurance costs increased in 2007 primarily as a result of an increase in our general liability premiums.  These premiums rose during the year as a result of increases in production activities seen in 2007 compared with the prior year. We also had increases in our property and casualty premiums resulting from increased vehicle coverage because of additional vehicles acquired in 2007. Bank fees also increased in 2007 as a result of additions made to our financial surety requirements for our South Texas uranium projects.

Consulting and professional service expenses were reduced significantly in 2009 compared to the prior year as a result of lower public relations costs associated with New Mexico community relations and community information education activities during the current year.  This reduced spending resulted in savings of approximately $499,000 year over year.  The 2008 costs for consulting and professional services decreased by $101,000 compared with 2007 and was related primarily to a reduction in costs for financial advisory services provided by a non-employee director of the Company in 2007 ($80,000). The 2007 costs for consulting and professional services increased by $1.0 million compared with 2006. The increased costs were a result of heightened activities involving work performed to review and assess our New Mexico property databases for their evaluation as potential conventional mining projects ($160,000), the expansion of a broad community relations and community information education effort in both South Texas and New Mexico ($521,000), investor relations costs ($104,000), costs for financial advisory services provided by a non-employee director of the Company ($80,000) and other advisory fees in Texas ($150,000).

Reduced office related costs in 2009 resulted from closures of the Company’s New Mexico and Corpus Christi office locations along with peripheral office related costs reductions resulting from the reductions in work force seen in 2009. Increased office costs in 2008 compared with 2007 resulted primarily from the full year costs of the Lewisville, Texas and Albuquerque, New Mexico offices offset by cost reductions realized by the closure of the Corpus Christi office mid-year 2008. Increased office costs in 2007 compared with 2006 resulted primarily from the opening of a new corporate office location in Albuquerque, New Mexico, in October, 2007, the move of the corporate headquarters to larger office space in September 2007, the costs for the Corpus Christi office for the entire year and increases in the South Texas Kingsville operations office resulting from the personnel added during the year.

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

Net Income (Loss).    For the year ended December 31, 2009 we had a net loss of $10.1 million compared to a net loss of $26.5 million in 2008 and net income of $1.1 million in 2007. On a diluted per share basis, losses were ($0.18) in 2009 compared with losses of ($0.49) in 2008 and net income of $0.02 in 2007, respectively. The 2009 and 2008 results include an impairment provision for the Kingsville Dome, Vasquez and Rosita projects of $3.5 million and $16.0 million, respectively and exploration charges of $62,000 and $1.6 million, respectively. The 2007 results include an impairment provision for the Vasquez project of $651,000 and exploration charges of $347,000.

Cash Flow.    As of December 31, 2009 we had a cash balance of approximately $6.1 million compared with approximately $12.0 million and $9.3 million at December 31, 2008 and 2007, respectively.

In 2009, we had a negative cash flow from operations of $5.0 million, resulting primarily from our low uranium production and related sales volumes seen during the year. As a result of the deferral of wellfield development activities, our capital expenditures used in investing activities were reduced by approximately $10.2 million compared to 2008.

In 2008, we generated $1.0 million of cash flow from operations, resulting from our uranium production activities during the year.

In 2008, we raised net proceeds of approximately $12.8 million through the sale of 3,295,920 shares at $4.34 per share in May 2008 and $183,000 from the issuance of 169,250 shares from the exercise of employee stock options.

We also used $11.0 million in investing activities, including $8.4 million of capital additions for our South Texas production projects. These expenditures primarily consisted of wellfield evaluation, delineation and development costs of $2.8 million and plant and equipment additions of $634,000 at Kingsville Dome. Wellfield evaluation and development costs were $2.4 million and plant and equipment additions totaled $1.9 million at the Rosita project during 2008. Costs at the Vasquez project were $355,000 in 2008 and were primarily for wellfield development and land holding costs and we spent approximately $478,000 for evaluation and delineation activities at the Company’s Rosita South project during 2008.

In 2007, we generated $11.3 million of cash flow from operations, resulting primarily from our increased production and reduced production costs incurred during the year.

We also used $22.9 million in investing activities, including $15.7 million of capital additions for our main South Texas projects. These expenditures primarily consisted of wellfield evaluation, delineation and development costs of $6.5 million and plant and equipment additions of $1.3 million at Kingsville Dome. Wellfield evaluation and development costs were $2.6 million and plant and equipment additions totaled $1.8 million at the Rosita project during 2007. Costs for wellfield development and plant and equipment totaled $1.2 million at the Vasquez project in 2007 and we spent approximately $1.3 million for evaluation and delineation activities at the Company’s Rosita South project.

In 2007, we generated $1.0 million from the issuance of 514,000 shares from the exercise of employee stock options.

Liquidity—Cash Sources and Uses for 2010

As of December 31, 2009, the Company had $6.1 million in cash.  The Company deferred the development of new wellfields at Kingsville Dome and Rosita beginning in late 2008.  This action resulted in the wind down of our uranium production activities by mid-2009 and a corresponding reduction in uranium sales which was the primary reason for our $5.0 million of cash used in operations in 2009.  As of December 31, 2009 the Company had sold its entire uranium inventory and as such, sales revenue and related cash inflows for the Company are expected to be nominal in 2010.

During 2009 we continued the actions begun in the second half of 2008, significantly decreasing our cost structure by implementing tighter spending controls, reducing employment, limiting exploration activities, and reducing public and government relations activities in New Mexico and Texas.  The Company expects to raise additional capital in 2010 through a financing transaction, the monetization of non-core assets or other means.  Absent the ability to complete one or more of these actions the Company would need to implement significant cost cutting measures designed to maintain the Company’s liquidity for a period of 12 to fifteen months.  While the Company believes it will be successful in its capital raising efforts, there can be no assurance that such activities will result in the raising of sufficient funds to allow the Company to continue operations beyond 2010.  However, we do project that with the cash on hand at December 31, 2009 and with the ability to sufficiently reduce our controllable costs we will be able to maintain our liquidity through 2010.

Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,761,000, $5,629,000 and $5,360,000 at December 31, 2009, 2008 and 2007, respectively such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at December 31, 2009, 2008 and 2007. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at December 31, 2009, 2008 and 2007, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Contractual Obligations

The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2009, except as otherwise noted.

		Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$367,500	$141,947	$208,942	$16,611	$—
Corporate office lease	161,618	60,607	101,011	—	—
Crownpoint	450,000	—	—	—	450,000

Total	$979,118	$202,554	$309,953	$16,611	$450,000

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

Noncontrolling Interests in Consolidated Financial Statements.   In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests.  The new guidance, which is now a part of ASC 810,  Consolidation, establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.

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

Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.   In June 2008, the FASB issued new guidance on a financial instrument that is indexed to an entity’s own stock.  The new guidance, which is now a part of ASC 815, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  ASC 815-15-74 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.  The application of this guidance at January 1, 2009 did not have a significant impact on the Company’s financial statements.

Fair Value Measurements.   In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities.  The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures  (ASC 820), permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning January 1, 2009, we applied ASC 820 to nonrecurring, nonfinancial assets and liabilities. This adoption did not have a material impact on our consolidated statement of operations or financial condition.  Our asset retirement obligation is classified as a Level 3 liability within the valuation hierarchy. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and restoration costs, inflation rate and the expected remaining life of wellfields. The inputs are calculated based on historical data as well as current estimated costs.  See Note 11 — Other Liabilities and Deferred Credits for additional information regarding our asset retirement obligation as of December 31, 2009.

Subsequent Events.   In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855,  Subsequent Events , is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.”  Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  We adopted ASC 855 on June 30, 2009 and have included the required disclosures in this Form 10-K.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007.  The spot market price was $40.75 per pound as of March 8, 2010.

Item 8.    Financial Statements and Supplementary Data.

Financial Statements

The financial statement information called for by this item appears on pages F-1 through F-24.

Supplementary Financial Data Tables

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

	For the Quarter Ended
	12/31/2009	9/30/2009	6/30/2009	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008
	(Amounts in Thousands)
Uranium sales	$57	$1,407	$1,787	$1,422	$2,196	$4,025	$6,598	$5,732
Earnings (loss) from operations	(3,711)	(2,554)	(2,291)	(1,621)	(7,617)	(14,152)	(3,253)	(1,974)
Net earnings (loss)	(3,721)	(2,525)	(2,246)	(1,574)	(7,547)	(14,016)	(3,109)	(1,837)
Net earnings (loss) per common share:
Basic	$(0.07)	$(0.04)	$(0.04)	$(0.03)	$(0.15)	$(0.25)	$(0.06)	$(0.03)
Diluted	$(0.07)	$(0.04)	$(0.04)	$(0.03)	$(0.15)	$(0.25)	$(0.06)	$(0.03)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2009.

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company’s independent auditors, Hein & Associates, LLP, with direct access to the Company’s Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Hein & Associates, LLP’s report on the Company’s internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Uranium Resources, Inc.
Lewisville, TX 75067

We have audited Uranium Resources, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Uranium Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Uranium Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ending December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion.

HEIN & ASSOCIATES LLP

Dallas, Texas
March 16, 2010

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated by reference in our definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

See Index to Exhibits on page E-1 for a listing of the exhibits filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2010

URANIUM RESOURCES, INC.

By:	/s/ DONALD C. EWIGLEBEN
Donald C. Ewigleben, President,
Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT	March 16, 2010
Paul K. Willmott,
Director and Executive Chairman

/s/ DONALD C. EWIGLEBEN	March 16, 2010
Donald C. Ewigleben
Director, President, CEO and COO

/s/ THOMAS H. EHRLICH	March 16, 2010
Thomas H. Ehrlich,
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ LELAND O. ERDAHL	March 16, 2010
Leland O. Erdahl, Director

/s/ TERENCE J. CRYAN	March 16, 2010
Terence J. Cryan, Director

/s/ MARVIN K. KAISER	March 16, 2010
Marvin K. Kaiser, Director

/s/ ROBERT M. GALLAGHER	March 16, 2010
Robert M. Gallagher, Director

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements For The Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Uranium Resources, Inc.
Lewisville, TX 75067

We have audited the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Uranium Resources, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of Uranium Resources, Inc.’s internal control over financial reporting.

Hein & Associates, LLP
Dallas, TX
March 16, 2010

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$6,092,068	$12,041,592
Receivables, net	63,890	40,360
Uranium inventory	—	1,213,927
Prepaid and other current assets	125,400	513,489
Total current assets	6,281,358	13,809,368
Property, plant and equipment, at cost:
Uranium properties	82,212,719	85,095,067
Other property, plant and equipment	886,992	898,933
Less—accumulated depreciation, depletion and impairment	(64,155,311)	(63,215,677)
Net property, plant and equipment	18,944,400	22,778,323
Long-term investment:
Certificate of deposit, restricted	6,786,000	6,636,715
	$32,011,758	$43,224,406

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2009	2008
Current liabilities:
Accounts and short term notes payable	$641,727	$1,169,293
Current portion of restoration reserve	1,236,588	1,660,422
Royalties and commissions payable	693,303	719,542
Accrued interest and other accrued liabilities	321,235	607,975
Current portion of capital leases	112,559	158,068
Total current liabilities	3,005,412	4,315,300
Other long-term liabilities and deferred credits	5,487,389	6,531,378
Long-term capital leases, less current portion	207,922	320,108
Other long-term debt	450,000	450,000
Commitments and contingencies (Notes 2, 3, 5, 8 and 13)
Shareholders’ equity:
Common stock, $0.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2009—56,781,792; 2008—55,955,549;	56,820	55,994
Paid-in capital	147,837,204	146,518,753
Accumulated deficit	(125,023,571)	(114,957,709)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	22,861,035	31,607,620
	$32,011,758	$43,224,406

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Revenues:
Uranium sales	$4,673,169	$18,551,065	$31,142,689
Total revenue	4,673,169	18,551,065	31,142,689
Costs and expenses:
Cost of uranium sales:
Royalties and commissions	464,028	1,709,748	3,033,811
Operating expenses	2,692,960	6,664,341	8,192,378
Accretion/amortization of restoration reserve	257,791	790,204	573,581
Depreciation and depletion	1,089,612	7,207,719	6,251,359
Writedown of uranium properties	3,517,970	15,992,623	651,407
Exploration expenses	61,677	1,630,043	347,221
Total cost of uranium sales	8,084,038	33,994,678	19,049,757
Earnings (loss) from operations before corporate expenses	(3,410,869)	(15,443,613)	12,092,932
Corporate expenses:
General and administrative (includes stock compensation expense of $1,258,000, $2,154,000 and $4,047,000 in 2009, 2008 and 2007, respectively)	6,624,023	11,405,169	11,670,138
Depreciation	142,531	147,561	97,920
Total corporate expenses	6,766,554	11,552,730	11,768,058
Earnings (loss) from operations	(10,177,423)	(26,996,343)	324,874
Other income (expense):
Interest expense	(40,637)	(43,549)	(24,914)
Interest and other income, net	152,198	530,536	777,574
Net income (loss)	$(10,065,862)	$(26,509,356)	$1,077,534
Net income (loss) per common share:
Basic	$(0.18)	$(0.49)	$0.02
Diluted	$(0.18)	$(0.49)	$0.02

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock
Balances, December 31, 2006	51,791,339	$51,829	$126,252,871	$(89,525,887)	$(9,418)
Net income	—	—	—	1,077,534	—
Stock compensation expense	—	—	4,047,326	—	—
Common stock issued for stock option exercise	513,790	514	982,490	—	—
Balances, December 31, 2007	52,305,129	$52,343	$131,282,687	$(88,448,353)	$(9,418)
Net loss	—	—	—	(26,509,356)	—
Common stock issuance	3,295,920	3,296	12,806,899	—	—
Common stock issued for services	115,250	115	92,085	—	—
Restricted common stock issued for services	70,000	70	(70)	—	—
Stock compensation expense	—	—	2,154,281	—	—
Common stock issued for stock option exercise	169,250	170	182,871	—	—
Balances, December 31, 2008	55,955,549	$55,994	$146,518,753	$(114,957,709)	$(9,418)
Net loss	—	—	—	(10,065,862)	—
Restricted common stock issued for services	826,243	826	(826)	—	—
Stock compensation expense	—	—	1,257,909	—	—
Common stock issuance	—	—	61,368	—	—
Balances, December 31, 2009	56,781,792	56,820	147,837,204	(125,023,571)	(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operations:
Net income (loss)	$(10,065,862)	$(26,509,356)	$1,077,534
Reconciliation of net income (loss) to cash used in operations—

Accretion/amortization of restoration reserve	257,791	790,204	573,581
Depreciation and depletion	1,232,143	7,355,280	6,349,278
Writedown of uranium properties and exploration expenses	3,517,970	15,992,623	998,628
Decrease in restoration and reclamation accrual	(1,802,370)	(840,416)	(1,296,047)
Stock compensation expense	1,257,909	2,154,281	4,047,326
Write-off of target acquisition costs	—	1,422,410	—
Other non-cash items, net	34,584	78,521	1,097
Effect of changes in operating working capital items—
(Increase) decrease in receivables	(23,530)	2,612,214	(1,939,045)
(Increase) decrease in inventories	1,010,845	(508,342)	682,635
(Increase) decrease in prepaid and other current assets	388,089	(43,585)	(349,276)
Increase (decrease) in payables and accrued liabilities	(840,545)	(1,462,326)	1,148,075
Net cash provided by (used in) operations	(5,032,976)	1,041,508	11,293,786
Investing activities:
Increase in certificate of deposit, restricted	(149,285)	(553,639)	(3,615,585)

Additions to property, plant and equipment—
Kingsville Dome	(158,911)	(3,577,994)	(8,042,794)
Rosita	(40,274)	(4,471,110)	(4,994,532)
Vasquez	(193,528)	(354,600)	(1,254,561)
Rosita South	(19,926)	(477,912)	(1,392,918)
Churchrock	(218,966)	(421,484)	(503,826)
Crownpoint	(2,991)	(127,479)	(164,300)
Other property	(36,340)	(1,060,110)	(2,951,622)
Other assets/notes receivable	—	28,773	11,706
Net cash used in investing activities	(820,221)	(11,015,555)	(22,908,432)
Financing activities:
Payments of borrowings	(157,695)	(261,867)	(260,859)
Issuance of common stock, net	61,368	12,993,236	983,004
Net cash (used in) provided by financing activities	(96,327)	12,731,369	722,145
Net increase (decrease) in cash and cash equivalents	(5,949,524)	2,757,322	(10,892,501)
Cash and cash equivalents, beginning of year	12,041,592	9,284,270	20,176,771
Cash and cash equivalents, end of year	$6,092,068	$12,041,592	$9,284,270

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

The Company resumed uranium production in 2004 at its Vasquez project, in 2006 at its Kingsville Dome project and in the 3rd quarter of 2008 at its Rosita project, each of such projects are located in South Texas. As a result of declining uranium market prices and high production costs, the Company ceased development of additional wellfields and curtailed production from its South Texas projects as existing production wellfields from each project were depleted. Production at our Vasquez and Rosita projects were shut down in the 4th quarter of 2008 and production was shut-in at the Kingsville Dome project in June 2009. The Vasquez project was mined out in 2008 and is now being restored. At the Kingsville Dome and Rosita projects, our production shut-in was done to conserve the in-place reserve base until higher prices can be realized.

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

Uranium Properties

All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Exploration and evaluation costs associated with uranium properties are expensed as incurred until such time that the existence of a commercially minable uranium deposit is confirmed. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized through a reduction in the net carrying value of the asset. (See Note 4—“Uranium Properties”) Depreciation and Depletion. Depletion of uranium mineral interests, permits, licenses and related development costs are computed on a property-by-property basis using the units-of-production method based on each project’s pounds of recoverable uranium. The determination of the depletable base for each uranium mineral interest is calculated by the Company’s professional geologists to determine the estimated recoverable uranium to be produced over the projected life for each uranium mineral interest. Depreciation and depletion are provided on the investment costs, net of salvage value, of the various uranium properties’ production plants and related equipment using the estimated production life of the uranium reserves. During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties are suspended. Depreciation and depletion of our plant facilities, machinery and equipment continues, at significantly reduced amounts, in accordance with the level of stand-by activity being conducted at each site.

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

Capitalization of Interest

The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the twelve months ended December 31, 2009, 2008 and 2007. Total interest costs in these periods were $40,600, $43,500 and $24,900, respectively.

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.  In accordance with generally accepted accounting principles, the Company records the estimated present value of reclamation liabilities and increases the carrying amount of the related asset.  Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs.

Future reclamation and remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company’s engineering studies calculating the cost of future of surface and groundwater activities.

During the years ended December 31, 2009, 2008 and 2007 the Company increased its cash flow estimate for restoration and reclamation costs by $80,000, $3,933,000 and $967,900, respectively.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,761,000, $5,629,000 and $5,360,000 at December 31, 2009, 2008 and 2007, respectively such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at December 31, 2009, 2008 and 2007. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at December 31, 2009, 2008 and 2007, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

Earnings Per Share

Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share—diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for 2009 there were no dilutive securities included in this year.

The weighted average number of shares used to calculate basic and diluted earnings (loss) per share was 56,400,466 in 2009, 54,568,550 in 2008 and 52,118,851 and 56,081,302 respectively in 2007. The difference in the number of weighted average shares used to calculate basic and diluted earnings per share in 2007 resulted from potential common stock issuances of shares related to the Company’s stock option and deferred compensation plans. The potential Common Stock that was excluded from the calculation of diluted earnings per share was 6,216,989 in 2009 and 5,961,583 in 2008.

Consolidated Statements of Cash Flows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Additional disclosures of cash flow information follow:

	Year Ended December 31,
	2009	2008	2007
Cash paid during the period for:

Interest	$40,600	$43,600	$24,900

The following non-cash transactions occurred in 2009, 2008 and 2007 and such transactions are summarized as follows:

The Company issued 426,423 restricted shares of Common Stock to five Executive Officers of the Company in connection with a cash conservation plan for 2009	$324,000	$—	$—

The Company issued 115,250 shares of Common Stock in 2008 in satisfaction of the conversion of deferred compensation	$—	$92,200	$—

During 2008 and 2007, the Company entered into capital leases and financings to acquire certain property plant and equipment totaling $301,000 and $233,000. No new capital leases or financings were entered into in 2009.  The balance of the capital leases at December 31, 2009 was $320,000.

Cash Balances in Excess of Federally Insured Limits

The Company’s cash balance at December 31, 2009 was $6.1 million and it maintains its cash accounts primarily with Bank of America, N.A. The total cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. The Company has cash balances with Bank of America, N.A. that exceeded the balance insured by the FDIC that totaled approximately $5.6 million at December 31, 2009.

Restricted Cash

At December 31, 2009 and 2008, the Company had pledged certificates of deposit and money market accounts of $ 6,786,000 and $6,637,000, respectively, in order to collateralize letters of credit required for future restoration and reclamation obligations related to the Company’s South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Business Combinations.  In December 2007, the FASB issued revised guidance for the accounting for business combinations.  The revised guidance, which is now part of ASC 805,  Business Combinations  , requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  In addition, the revised guidance includes recognition, classification and measurement guidance for assets and liabilities related to insurance and reinsurance contracts acquired in a business combination.  The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009.  The Company adopted this standard on January 1, 2009 which did not have an impact on its financial position, results of operations or cash flows as there have been no acquisitions that have been consummated after January 1, 2009.

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

Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.   In June 2008, the FASB issued new guidance on a financial instrument that is indexed to an entities own stock.  The new guidance, which is now a part of ASC 815, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  The guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.  The application of this guidance at January 1, 2009 did not have a significant impact on the Company’s financial statements.

Fair Value Measurements.   In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities.  The new guidance, which is now a part of ASC 820, Fair Value Measurements and Disclosures  , permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Beginning January 1, 2009, we applied ASC 820 to nonrecurring, nonfinancial assets and liabilities. This adoption did not have a material impact on our consolidated condensed statement of operations or financial condition.  Our asset retirement obligation is classified as a Level 3 liability within the valuation hierarchy. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and restoration costs, inflation rate and the expected remaining life of wellfields. The inputs are calculated based on historical data as well as current estimated costs.  See Note 11 — Other Long-term Liabilities and Deferred Credits Obligation for additional information regarding our asset retirement obligation as of December 31, 2009.

Subsequent Events.   In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855,  Subsequent Events , is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.”  Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  We adopted ASC 855 on June 30, 2009 and have included the required disclosures in this Form 10-K.

3. LIQUIDITY

The Company used cash flows from operations of $5.0 million for the year ended December 31 2009 and generated cash from operations for the year ended December 31, 2008 and 2007 of $1.0 million and $11.3 million, respectively.

As of December 31, 2009, the Company had $6.1 million in cash. Our uranium production in South Texas ceased in 2009 and as a result we had a limited amount of cash available from uranium sales in 2009 and a nominal amount 2010. During 2010, we will be continuing to conduct groundwater restoration and reclamation activities at each of the Kingsville Dome and Vasquez projects, continue groundwater stability requirements at our Rosita project, maintain those mineral rights we consider key to our future plans in South Texas and New Mexico and continue to evaluate those non-core assets held by the Company for potential disposition. We project that with the cash on hand at December 31, 2009 we will be able to maintain our liquidity through 2010.

4. Property, Plant and Equipment

	Property, Plant and Equipment Balances (net) At December 31,
	2009	2008
Uranium plant	$10,249,000	$10,385,000
Permits and licenses	2,529,000	2,313,000
Mineral rights	1,598,000	2,098,000
Evaluation and delineation	2,460,000	2,463,000
Vehicles/depreciable equipment	2,113,000	2,519,000
Asset retirement obligations	—	1,732,000
Other uranium properties	580,000	819,000
Other property, plant and equipment	315,000	449,000
Total	$19,844,000	$22,778,000

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

At December 31, 2009, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value. A decline in the current and projected market price of uranium and an increase in the estimated production costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site. Such determination resulted in an impairment provision of approximately $3.5 million for the year. The impairment provision for 2009 was approximately $2.6 million for the Kingsville Dome project, $214,000 for the Rosita project, $263,000 for the Vasquez project and $567,000 for other South Texas projects. The impairment provision recorded in 2008 was approximately $16.0 million and included approximately $6.0 million for the Kingsville Dome project, $8.1 million for the Rosita project and $1.8 million for the Vasquez project.

Kingsville Dome Property

The Kingsville Dome property consists of mineral leases from private landowners on about 2,424 gross and 2,227 net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25% to 9.375%. The leases have expiration dates ranging from 2000 to 2007, however we hold most of these leases by production; and with a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of an annual per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

The net carrying value of the property was approximately $5,583,000 at December 31, 2009. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,393,000), and restoration and other equipment ($1,190,000).The net carrying value of the property was approximately $7,934,000 at December 31, 2008. Such assets consisted of plant buildings/uranium processing/drying facilities ($5,124,000), asset retirement obligations ($1,445,000) and restoration and other equipment ($1,365,000).

Vasquez Property

The Company has a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expired in February 2008; however we hold the lease by production. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

The net carrying value of the property was approximately $590,000 at December 31, 2009. Such assets consisted of plant buildings/uranium processing/drying facilities ($305,000) and restoration and other equipment ($435,000). The net carrying value of the property was approximately $1,024,000 at December 31, 2008. Such assets consisted of plant buildings/uranium processing/drying facilities ($305,000), restoration and other equipment ($551,000) and asset retirement obligations ($168,000).

Rosita Property

The Rosita property consists of mineral leases from private landowners on about 3,377 gross and net acres located in north-central Duval County, Texas.  The leases provide for sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have expiration dates ranging from 2012 to 2015. We are holding these leases by payment of rentals ranging from $10 to $30 per acre.

The net carrying value of the Rosita property at December 31, 2009 was approximately $5,186,000. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,802,000) and restoration and other equipment of ($384,000). The net carrying value of the Rosita property at December 31, 2008 was approximately $5,562,000. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,957,000), restoration and other equipment of ($487,000) and asset retirement obligations ($118,000).

South Rosita

The Rosita South property consists of mineral leases from private land owners on about 2,130 gross acres and 1,984 net acres located in Duval County near its Rosita property. Evaluation of the uranium mineralization of this property began in 2006 and continued in 2007.

The net carrying value of the property at December 31, 2009 was approximately $2,665,000. Such assets consisted of mineral rights ($469,000), evaluation costs ($2,022,000) and permits/licenses ($174,000). The net carrying value of the property at December 31, 2008 was approximately $2,645,000. Such assets consisted of mineral rights ($445,000), evaluation costs ($2,026,000) and permits/licenses ($174,000).

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

Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties was $1,955,000 and $1,736,000 at December 31, 2009 and 2008, respectively and the assets consisted of mineral rights and permitting/licensing costs.

Crownpoint Property

The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 619 gross and 522 net acres.

The net carrying value of these properties was $906,000 and $902,000 at December 31, 2009 and 2008, respectively, and consisted primarily of mineral rights, permits/licenses and plant buildings and equipment.

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

The Roca Honda property lies about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. We also own 36 unpatented mining claims encompassing approximately 640 acres that are adjacent to the fee land. The net carrying value of the properties was $381,000 and $364,000 at December 31, 2009 and 2008, respectively.

5. CONTRACT COMMITMENTS

Sales Contracts

In March 2006 we entered into new sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays).  The Itochu contract contains separate pricing terms for the Vasquez property that are no longer applicable since Vasquez has reached the end of its useful life.  Our Texas production will be sold to Itochu at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 per pound and a ceiling of $43 per pound. If the spot price is over $50 per pound the price will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.  Uranium deliveries from the inception of the contracts through December 31, 2009 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

Under the amended Itochu contract there was potential for reinstatement of the original contract terms if our joint venture with Itochu to develop our Churchrock property in New Mexico was terminated by us. On March 6, 2009, Itochu terminated the Joint Venture.  The only consequence of the termination is that for sales prices in excess of $43 per pound, we will not receive 30% of the amount of the spot price that exceeds the ceiling price for future uranium sales from $43 per pound to $50 per pound.

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

6. LONG-TERM DEBT

Summary of Long-Term Debt

	At December 31,
	2009	2008
Long-term debt of the Company consists of:
Crownpoint property	$450,000	$450,000
Capital leases	320,481	478,176

	770,481	928,176
Less—Current portion	(112,559)	(158,068)

Total long-term debt	$657,922	$770,108

Maturities of long-term debt and capital leases are as follows:

For the Twelve Months Ended:	Long-Term Debt	Capital Leases
December 31, 2010	$—	$141,947
December 31, 2011	—	100,678
December 31, 2012	—	75,738
December 31, 2013	—	32,526
December 31, 2014 and beyond	450,000	16,611
Totals	$450,000	$367,500
Less amounts representing imputed interest		(47,019)
Present value of future payments		$320,481

7. RELATED-PARTY TRANSACTIONS

On January 2, April 1, July 1, and October 1, 2009, 142,680, 164,016, 69,092 and 50,455 shares of restricted stock were granted, respectively to executive officers of the Company in connection with a cash conservation plan for 2009.  All of these shares were scheduled to vest one year from the date of grant. On September 3, 2009 the vesting schedule with respect to the former CEO’s 115,628 restricted shares was modified to provide for immediate vesting.  Restricted stock grants are valued using the fair market value of the stock on the date of grant.

In August 2008, the Company issued a total of 50,000 shares of Common Stock at $0.80 per share to an executive officer of the Company upon his election to exercise stock options under the terms of the Company’s stock option plans.

In July 2008, the Company issued a total of 115,250 shares of Common Stock at $0.80 per share to a non-employee director of the Company upon his election to convert deferred compensation into shares under the terms of the deferred compensation plans. Also in July 2008, the Company issued a total of 119,250 shares of Common Stock (at prices ranging from $0.16 per share to $1.80 per share, the weighted average exercise price was $1.20 per share) to the same non-employee director of the Company upon his election to exercise stock options under the terms of the Company’s Directors’ stock option plans.

On November 1, 2007, the Company’s Compensation Committee authorized compensation to Leland O. Erdahl, a director of the Company, for his role as financial advisor to the Chief Executive Officer, consisting of (i) an option to Mr. Erdahl to purchase 12,000 shares (the “Option”) under the 2004 Directors Stock Option Plan and (ii) a stipend of $10,000 per month effective May 1, 2007 (the “Stipend”). It was determined that the grant of this stock option created the circumstance that Mr. Erdahl no longer met the qualifications of an independent director under NASDAQ rules. Mr. Erdahl, the Compensation Committee of the Board of Directors and the Board of Directors agreed to rescind the stock option grant. On December 20, 2007, the Compensation Committee of the Board of Directors and the Board of Directors acted and rescinded the stock option grant made to Mr. Erdahl on November 1, 2007 and also terminated the Stipend effective immediately for periods after December 20, 2007. No shares of common stock were issued in connection with the stock option grant. The Compensation Committee and the Board of Directors also adopted a resolution that no stock option grants would be made to Mr. Erdahl until the next compensation year of the Company, that is, the twelve months ending December 31, 2008 resulting in Mr. Erdahl maintaining his qualification as an independent director.

In April 2007, the Company issued a total of 69,187 shares of Common Stock (at prices ranging from $0.16 per share to $1.80 per share, the weighted average exercise price was $1.11 per share) to a non-employee director of the Company upon his election to exercise stock options under the terms of the Company’s Directors’ stock option plans.

In April/May 2007, the Company issued a total of 287,499 shares of Common Stock (225,000 shares at $0.80 per share and 62,499 shares at $2.80 per share) to executive officers of the Company upon their election to exercise stock options under the terms of the Company’s stock option plans.

8.                                     SHAREHOLDERS’ EQUITY

Restricted Stock Plan

In 2007, the Board of Directors adopted and the shareholders approved the 2007 Restricted Stock Plan (the “2007 Plan”). The 2007 Plan permits the Company to make Restricted Stock grants of shares of Common Stock to management personnel and other key employees of the Company. Unless otherwise specified by the Committee, the term of the restricted period for any Restricted Stock grant under the 2007 Plan shall not be less than five years from the date of grant. Employee participants who receive Restricted Stock grants will have all of the rights of a stockholder, including the right to vote the shares of Restricted Stock that are the subject of the grant and the right to receive any regular cash dividends paid out of current earnings. The Company may issue an aggregate maximum of 1,500,000 shares of Common Stock under the 2007 Plan.

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

On October 1, 2009 a total of 50,455 shares of restricted stock were granted to four executive officers at a price of $1.20 per share in connection with the cash conservation plan for 2009.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter and these shares vest one year from their date of grant.

On September 3, 2009, the Company granted a total of 400,000 restricted shares of the Company’s common stock in connection with the hire of Donald C. Ewigleben as its President/CEO/COO.  100,000 of these shares vest on March 3, 2010; the remaining 300,000 shares vest 1/3 on each of September 2010, 2011 and 2012.  The vesting of the remaining 300,000 restricted shares is also subject to certain annual performance objectives as specified in Mr. Ewigleben’s employment agreement.  Restricted stock grants are valued using the fair market value of the stock on the date of grant.

A summary of the status of non-vested shares for the years ended December 31, 2009 and 2008, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	—	$—
Granted	70,000	$8.21
Vested	—	$—
Nonvested at December 31, 2008	70,000	$8.21
Granted	826,243	$0.79
Vested	(177,628)	$3.31
Nonvested at December 31, 2009	718,615	$0.87

The unrecognized compensation of $376,000 related to the nonvested shares will be recognized over a remaining service period of 1.3 years.

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

The sale raised proceeds of approximately $12.8 million net of expenses of the offering. The Company filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares. Such shares are subject to certain resale registration rights that include penalties (1% per month) in the event the registration statement failed to become effective in a timely manner or if the registration statement fails to remain effective. On July 18, 2008, such registration statement was declared effective and as a result the Company met its initial obligation with regard to this registration requirement. The placement agent in connection with the offering received a cash fee equal to 5.5% of the gross proceeds.

Common Stock Issued Upon Conversion of Options and Deferred Compensation

In August 2008, the Company issued a total of 50,000 shares of Common Stock at $0.80 per share to an executive officer of the Company upon his election to exercise stock options under the terms of the Company’s stock option plans.

In July 2008, the Company issued a total of 115,250 shares of Common Stock at $0.80 per share to a director of the Company upon his election to convert deferred compensation into shares under the terms of the deferred compensation plans. Also in July 2008, the Company issued a total of 119,250 shares of Common Stock (at prices ranging from $0.16 per share to $1.80 per share, the weighted average exercise price was $1.20 per share) to a non-employee director of the Company upon his election to exercise stock options under the terms of the Company’s Directors’ stock option plans.

In 2007, the Company raised $983,000 of equity through the issuance of 513,790 shares of Common Stock of the Company upon the exercise of outstanding stock options.

Stock Options

Employee Stock Options

The Company has two stock Incentive Plans for Employees, both of which were approved by the Company’s shareholders.

At December 31, 2009 there were outstanding under the 1995 Stock Incentive Plan (the “1995 Plan”) options to purchase 2,156,447 shares of Common Stock with exercise prices ranging from $0.76 to $3.12 per share. No new options may be granted under the 1995 Plan.

Under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) a total of 1,750,000 shares may be issued upon exercise of options granted under the 2004 Plan. At December 31, 2009 there were outstanding under the 2004 Plan options to purchase 1,518,314 shares of Common Stock at exercise prices ranging from $2.96 to $5.19 per share. At December 31, 2009, 97,145 shares were available for future grants under the 2004 Plan.

Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years.

Directors Stock Options

On June 19, 2001, the Company granted to certain outside directors options to purchase 75,000 shares of the Company’s Common Stock at an exercise price of $0.88 per share. 25,000 options were exercised in both July 2008 and April 2007, and 25,000 were cancelled in 2006. None of such options remains outstanding at December 31, 2009.

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

In June 2006, the Directors’ Stock Option Plan was amended to increase the initial grants and the annual re-election grants to non-employee Directors to 50,000 shares of Common Stock. The 2004 Directors’ Plan replaces an earlier plan that expired in 2004. At December 31, 2009, there were outstanding options for the exercise of 63 shares under the old plan.

At the June 2009 annual meeting of the stockholders, each of the non-employee directors of the Company (Leland O. Erdahl, Terence J. Cryan and Marvin K. Kaiser) was granted an option under the 2004 Directors’ Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.49 per share.  The non-employee directors held options covering 731,250 shares under the 2004 Directors’ Plan at December 31, 2009. At December 31, 2009, 381,250 shares were available for future grants under the 2004 Directors’ Plan.

At the June 2008 annual meeting of the shareholders, each of the non-employee directors of the Company (Leland O. Erdahl, George R. Ireland, Terence J. Cryan and Marvin K. Kaiser) was granted an option under the 2004 Directors Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $4.10 per share.

At the July 2007 annual meeting of the shareholders, each of the non-employee directors of the Company (Leland O. Erdahl, George R. Ireland and Terence J. Cryan) was granted an option under the 2004 Directors Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $11.32 per share. Also in July 2007 an option to purchase 50,000 shares of the Company’s Common Stock was granted to Marvin K. Kaiser, a new non-employee director of the Company at an exercise price of $11.32.

In April 2007, an option to purchase 100,000 shares of the Company’s Common Stock was granted to Terence J. Cryan, a non-employee director of the Company at an exercise price of $9.25 per share. Such grant was subject to shareholder approval of an amendment to the 2004 Directors’ Plan which was received at the July 2007 annual shareholders meeting.

Options Issuable for Deferred Compensation

The Company has a 1999 Deferred Compensation Plan (the “1999 Plan”) and Deferred Compensation Plans for 2000-2001, 2002, 2003 and 2004 (the “2000-2004 Plans”) whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2004.

Under the 1999 Deferred Compensation Plan (the “1999 Plan”), executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of approximately $242,000 was deferred under the 1999 Plan of which $133,450 was paid by issuing 88,965 shares of Common Stock at $1.50 per share. As of December 31, 2009, approximately $108,200 remains outstanding as deferred compensation under the 1999 Plan.

Under the 2000-2004 Plans, the executive officers and directors were permitted to defer up to 100% of their 2000, 2001, 2002, 2003 and 2004 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.80 per share. A total of $829,000 was deferred under the 2000-2004 Plans of which $95,300 was paid in 2004 by issuing 119,125 shares of Common Stock at $0.80 per share. As of December 31, 2009, approximately $588,800 remains outstanding as deferred compensation under the 2000-2004 Plans.

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

Stock Compensation Expense

Stock compensation expense for the year ended December 31, 2009, 2008 and 2007 of $1,258,000, $2,154,000 and $4,047,000, respectively, was recorded to general and administrative expenses. The Company has not recognized a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2009 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending December 31, 2009.

In September 2009, the Company hired Donald C. Ewigleben as the Company’s President, CEO and COO.  In connection with the hire, the Company granted Mr. Ewigleben a total of 400,000 restricted shares of the Company’s common stock.  100,000 of these shares vest on March 3, 2010; the remaining 300,000 shares vest 1/3 on each of September 3, 2010, 2011 and 2012.  The vesting of the remaining 300,000 restricted shares is also subject to certain annual performance objectives as specified in Mr. Ewigleben’s employment agreement.  Restricted stock grants are valued using the fair market value of the stock on the date of grant.

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

At the June 2009 annual meeting of the stockholders, each of the four non-employee directors of the Company was granted an option under the 2004 Directors’ Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.49 per share.  The non-employee directors held options covering 731,250 shares under the 2004 Directors’ Plan at December 31, 2009. At December 31, 2009, 381,250 shares were available for future grants under the 2004 Directors’ Plan.

At the June 2008 annual meeting of the stockholders, each of the three non-employee directors of the Company was granted an option under the 2004 Directors’ Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $4.10 per share.

At the July 2007 annual meeting of the stockholders, each of the four non-employee directors of the Company was granted an option under the 2004 Directors’ Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $11.32 per share.  In April 2007 one non-employee director of the Company was granted an option under the 2004 Directors’ Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $9.25 per share.

A total of 142,680, 164,016, 69,092 and 50,455 shares of restricted stock were granted in the first, second, third and fourth quarters of 2009, respectively to five executive officers on January 2, April 1 and July 1, 2009 and four executive officers on October 1, 2009 in connection with a cash conservation plan for 2009.  All of these shares were scheduled to vest one year from the date of grant. On September 3, 2009 the vesting schedule with respect to the former CEO’s 115,628 restricted shares was modified to provide for immediate vesting.  The Company has recognized $110,000 of compensation cost for modification of the vesting schedule for these restricted shares.  Restricted stock grants are valued using the fair market value of the stock on the date of grant.

A total of 70,000 shares of restricted stock were granted in the first quarter of 2008.  The vesting with respect to 60,000 of  these restricted shares was modified in the first quarter of 2009 to provide for immediate vesting. The remaining 10,000 restricted shares vest ratably over 5 years.

The Company recognized stock compensation expense for its restricted share grants of approximately $339,000 for the year ended December 31, 2009.  The Company recognized stock compensation cost for the restricted share grants of approximately $100,000 for the year ended December 31, 2008.  The total estimated unrecognized compensation cost from the unvested restricted grants at December 31, 2009 was approximately $376,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

Stock Options as of December 31, 2009

The Company has four stock option plans as summarized under Footnote 8 “Shareholders Equity-Stock Options.” The following table summarizes stock options outstanding and changes during the year ended December 31, 2009:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	4,278,574	$2.81
Granted	150,000	$1.49
Exercised	—	$—
Canceled or forfeited	(22,500)	$5.19
Options outstanding at December 31, 2009	4,406,074	$2.75	5.56	$99,870
Options exercisable at December 31, 2009	4,037,324	$2.59	5.29	$420

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $153 and $5,429,000, respectively.

Shares available for grant under the Plans as of December 31, 2009 were 478,395.

Stock options outstanding and currently exercisable at December 31, 2009 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	2,156,447	4.39	$1.38	2,156,447	$1.38
2004 Employee Incentive Plan	1,518,314	6.18	3.35	1,518,314	3.35
Directors Stock Option Plan	63	3.50	0.16	63	0.16
2004 Directors Plan	731,250	7.76	5.57	362,500	6.64
	4,406,074	5.56	$2.75	4,037,324	$2.59

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2009 was approximately $1.1 million, which is expected to be recognized over a weighted average period of approximately 2 to 3 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2009: fair market value: $1.44, expected volatility of 143% and risk-free interest rate of 4.5%. An expected life of 8.01 years was used for the options granted. The weighted average fair value of the options granted in 2009 was $1.44.

Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2008: fair market value: $4.10, expected volatility of 143% and risk-free interest rate of 4.25%. An expected life of 9.42 years was used for the options granted. The weighted average fair value of the options granted in 2008 was $4.10.

Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2007: fair market value: $11.32 and $9.25, expected volatility of 148% and risk-free interest rate of 4.625%. An expected life of 9.62 years was used for the options granted. The weighted average fair value of the options granted in 2007 was $10.63.

The exercise price for the options granted under the plans is the fair market value of the Common Stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years. The weighted average fair value of options granted in 2009, 2008 and 2007 was $1.44, $4.10 and $10.63, respectively.

10. FEDERAL INCOME TAXES

The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2009	2008	2007
Property development costs—net of amortization	$13,018,000	$13,688,000	$8,407,000
Accelerated depreciation	(193,000)	(195,000)	(90,000)
Restoration reserves	(1,093,000)	(480,000)	(194,000)
Net operating loss and percentage depletion carryforwards	29,621,000	26,235,000	21,661,000
Valuation allowance and other—net	(41,353,000)	(39,248,000)	(29,784,000)
Total deferred income tax asset (liability)	$—	$—	$—

Major items causing the Company’s tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2009		2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax income (loss)	$(10,065,862)	—	$(26,509,356)	—	$1,077,534	—
Pretax income (loss) times statutory tax rate	(3,422,000)	34%	(9,013,000)	34%	366,000	(34)%
Increases (decreases) in taxes resulting from:
Change in valuation allowance	2,105,000	(34)%	(9,013,000)	(34)%	(366,000)	34%
Correction to deferred tax	1,317,000	—	—	—	—	—
Income tax benefit	$0	0%	$0	0%	$0	0%

The Company also has available for regular federal income tax purposes at December 31, 2009 estimated net operating loss (“NOL”) carryforwards of approximately $87,120,000, before limitations which expire primarily in 2010 through 2030, if not previously utilized. Following the issuance of the Company’s Common Stock in 2001, use of the Company’s NOL will be severely limited on an annual and aggregate basis. For this reason, the NOL is not included as a deferred tax asset in the table above.

11. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2009	2008
Reserve for future restoration and reclamation costs (Asset Retirement Obligations), net of current portion of $1,237,000 and $1,660,000 in 2009 and 2008. (Note 2)	$4,290,361	$5,334,350
Royalties payable	500,000	500,000
Deferred compensation	697,028	697,028
	$5,487,389	$6,531,378

The following table shows the change in the balance of the restoration and reclamation liability (Asset Retirement Obligation) during the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Reserve for future restoration and reclamation costs at January 1,	$6,994,772	$3,932,603
Additions
Changes in cash flow estimates	79,604	3,932,828
Costs incurred	(1,802,369)	(1,039,164)
Accretion expense	254,942	168,505
Reserve for future restoration and reclamation costs at December 31,	$5,526,949	$6,994,772

12. EARNINGS (LOSS) PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007.

	2009			2008			2007
	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per- Share Loss	Net Loss Attributed to Common Stock	Weighted- Average Shares	Per- Share Loss	Net Income Attributed to Common Stock	Weighted- Average Shares	Per- Share Income
Basic income (loss) per share	$(10,065,862)	56,400,466	$(0.18)	$(26,509,356)	54,568,550	$(0.49)	$1,077,534	52,118,851	$0.02
Effect of dilutive securities:
Stock options/ warrants	—	—	—	—	—	—	—	3,962,451	—
Diluted income (loss) earnings per share	$(10,065,862)	56,400,466	$(0.18)	$(26,509,356)	54,568,550	$(0.49)	$1,077,534	56,081,302	0.02

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

Registration Statement

In May 2008, the Company completed the sale of 3,295,920 shares of common stock to accredited investors at a price of $4.34 per share and warrants to purchase 988,771 additional shares of common stock, at a price of $5.78. These warrants expire 60 months after issuance and are exercisable immediately.  The Company filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in the May 2008 private placement. The registration rights agreement executed in connection with the private placement and pursuant to which the shares were registered, provides for penalties in the event the registration statement fails to remain effective. At December 31, 2009, the Company’s registration statement was and remains effective.

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

Kingsville Dome Contingent Royalty

The Company accrued a royalty obligation from its production activities at the Kingsville Dome Project in 2007 from leases which have a 6.25% royalty and carry and additional 3.125% royalty payment to certain land owners of the property that have ratified lease agreements with the Company. At December 31, 2007, none of these additional leases had been ratified and the contingent liability and related royalty expense recorded for the first nine months of 2007 of approximately $453,000 was reversed.

Legal Contingencies

In June 2008, a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter. The Plaintiffs filed a Motion for Summary Judgment alleging that the leases terminated prior to any production occurring. The Court denied the motion. A trial date was originally set for June 1, 2009 but is currently rescheduled for March 1, 2010.  This trial date has been rescheduled to August 12, 2010. The Company will defend the case vigorously. While the Company believes that each of the leases is valid, counsel to the Company is unable to predict the outcome of the litigation. A determination of the invalidity of the leases could have a material adverse effect on the Company’s financial condition.

In connection with the resignation of David N. Clark as President and CEO of the Company on September 3, 2009, the Company and Mr. Clark entered into an agreement which provided for his salary continuation through December 2, 2009, continuation of employee benefits through March 31, 2010, extension to September 3, 2011 of the termination date for the stock options granted to Mr. Clark and immediate vesting of the restricted shares and stock options granted to Mr. Clark.  As part of the agreement, Mr. Clark has also agreed to provide consulting services to the Company, as requested by the Company’s CEO for a six month period ending March 3, 2010.

14. JOINT VENTURE FOR CHURCHROCK PROPERTY

On December 5, 2006, HRI-Churchrock, Inc., a wholly-owned subsidiary of the Company, entered into a Joint Venture with a wholly-owned subsidiary of Itochu to develop jointly our Churchrock property in New Mexico.

A feasibility study was completed and delivered at the end of 2006. Under the terms of the Joint Venture, both parties had until April 2, 2007 to decide whether to terminate the Joint Venture. The parties extended that date until March 2, 2009. On March 6, 2009 we received notification that Itochu had decided to terminate the Joint Venture which resulted in the termination of the Joint Venture. Such action eliminates the potential for reinstatement of the original delivery contracts with Itochu for South Texas production. However, depending on spot market prices, our sales price may be reduced by up to $2.10 per pound on some of our South Texas production for future deliveries under the contract.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.1.1*

Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company’s Form 8-K dated April 11, 2006, SEC File Number 000-17171 and as corrected in the Company’s Form 8-K dated December 7, 2007).

3.2	Restated Bylaws of the Company.

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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

Exhibit Number	Description
10.16.1*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).

10.17.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company’s Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

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

10.34*	Stock Purchase Agreement by and between Uranium Resources, Inc. and accredited investors (filed with the Company’s Form 8-K dated August 12, 2005, SEC File No. 000-17171).

10.35*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company’s Quarterly Report on Form 10-QSB/A dated November 18, 2005, SEC File No. 000-17171).

Exhibit Number	Description

10.36*

Feasibility Study Funding Agreement between Itochu Corporation, Uranium Resources, Inc. and Hydro Resources, Inc. effective March 29, 2006 (filed with the Company’s Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).

10.37*

Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006 (filed with the Company’s Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).

10.38*

Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006 (filed with the Company’s Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).

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

10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company’s Form 10-Q dated May 10,2007, SEC File No. 000-17171)

10.45*	Agreement dated September 3, 2009 between the Company and David N. Clark (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.46*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

14*	Uranium Resources, Inc. Amended Code of Ethics for Senior Executives. (filed with the Company’s Form 10-KSB dated March 30, 2004, SEC File No. 000-17171).

21*	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Behre Dolbear & Company (USA)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.