Form 10-Q
period 2010-03-31
URANIUM RESOURCES INC /DE/
filed 2010-05-10
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	56,921,363 as of May 7, 2010

URANIUM RESOURCES, INC.

2010 FIRST QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	March 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$3,845,435	$6,092,068
Receivables, net	3,369	63,890
Prepaid and other current assets	208,412	125,400
Total current assets	4,057,216	6,281,358

Property, plant and equipment, at cost:
Uranium properties	81,536,814	82,212,719
Other property, plant and equipment	926,790	886,992
Less-accumulated depreciation, depletion and impairment	(63,654,968)	(64,155,311)
Net property, plant and equipment	18,808,636	18,944,400

Long-term investment:
Certificates of deposit, restricted	6,802,344	6,786,000
	$29,668,196	$32,011,758

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	March 31, 2010	December 31, 2009
Current liabilities:
Accounts and short term notes payable	$592,436	$641,727
Current portion of restoration reserve	1,249,200	1,236,588
Royalties and commissions payable	666,058	693,303
Deferred compensation	697,028	—
Accrued interest and other accrued liabilities	313,099	321,235
Current portion of capital leases	99,373	112,559
Total current liabilities	3,617,194	3,005,412

Other long-term liabilities and deferred credits	4,626,682	5,487,389

Long term capital leases, less current portion	185,926	207,922
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 5 and 13)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2010—56,847,612; 2009—56,781,792	56,886	56,820
Paid-in capital	148,112,647	147,837,204
Accumulated deficit	(127,371,721)	(125,023,571)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	20,788,394	22,861,035
	$29,668,196	$32,011,758

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Uranium sales	$—	$1,422,390
Total revenue	—	1,422,390
Costs and expenses:
Cost of uranium sales
Royalties and commissions	—	138,715
Operating expenses	141,858	869,949
Accretion/amortization of restoration reserve	37,407	144,002
Depreciation and depletion	197,487	231,294
Impairment of uranium properties	210,447	182,374
Exploration expenses	—	773
Total cost of uranium sales	587,199	1,567,107
Loss from operations before corporate expenses	(587,199)	(144,717)

Corporate expenses—
General and administrative	1,723,233	1,441,295
Depreciation	35,016	35,137
Total corporate expenses	1,758,249	1,476,432
Loss from operations	(2,345,448)	(1,621,149)

Other income (expense):
Interest expense	(7,923)	(11,228)
Interest and other income, net	5,221	58,712

Net loss	$(2,348,150)	$(1,573,665)

Net loss per common share:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Weighted average common shares and common equivalent shares:
Basic	56,845,418	56,096,644
Diluted	56,845,418	56,096,644

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net loss	$(2,348,150)	$(1,573,665)
Reconciliation of net earnings to cash used in by operations—
Accretion/amortization of restoration reserve	37,407	144,002
Depreciation and depletion	232,503	266,431
Impairment of uranium properties	210,447	182,374
Decrease in restoration and reclamation accrual	(349,549)	(586,437)
Stock compensation expense	275,509	159,736
Other non-cash items, net	14,283	—

Effect of changes in operating working capital items—
Decrease in receivables	60,521	36,211
Decrease in inventories	—	234,714
(Increase) decrease in prepaid and other current assets	(83,012)	179,969
Decrease in payables, accrued liabilities and deferred credits	(84,672)	(691,326)
Net cash used in operations	(2,034,713)	(1,647,991)

Investing activities:
Increase in certificates of deposit, restricted	(16,344)	(43,067)
Additions to property, plant and equipment—
Kingsville Dome	(84,141)	(68,015)
Vasquez	—	(71,288)
Rosita	(5,945)	(14,503)
Churchrock	(70,200)	(7,261)
Other property	(108)	(10,030)
Net cash used in investing activities	(176,738)	(214,164)

Financing activities:
Payments on borrowings	(35,182)	(42,405)
Net cash used in financing activities	(35,182)	(42,405)
Net decrease in cash and cash equivalents	(2,246,633)	(1,904,560)
Cash and cash equivalents, beginning of period	6,092,068	12,041,592
Cash and cash equivalents, end of period	$3,845,435	$10,137,032

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements March 31, 2010 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2009 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

The Company resumed uranium production in 2004 at its Vasquez project, in 2006 at its Kingsville Dome project and in 2008 at its Rosita project, each of such projects are located in South Texas. As a result of declining uranium market prices and high production costs, the Company ceased development of additional wellfields and curtailed production from its South Texas projects as existing production wellfields from each project were depleted. Production at our Vasquez and Rosita projects were shut down in the 4th quarter of 2008 and production was shut-in at the Kingsville Dome project in June 2009. The Vasquez project was mined out in 2008 and is now being restored. At the Kingsville Dome and Rosita projects, our production shut-in was done to conserve the in-place reserve base until higher prices can be realized.

Prior to resuming Vasquez production, the Company had been in production stand-by since the first quarter of 1999 at its Kingsville Dome and Rosita projects. Groundwater restoration and reclamation activities have been conducted at these two sites and are currently ongoing at the Kingsville Dome and Vasquez projects and we are in the stabilization phase of restoration in the first two Production Areas at our Rosita project.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During 2009 we continued to significantly decrease our cost structure by implementing tighter spending controls, reducing employment, limiting exploration activities, and reducing public and government relations activities in New Mexico and Texas.  The Company expects to raise additional capital in 2010 through a financing transaction, the monetization of non-core assets or other means.  Absent the ability to complete one or more of these actions the Company will need to implement significant additional cost cutting measures designed to maintain the Company’s liquidity through 2010 and beyond.  While the Company believes it will be successful in its capital raising efforts, there can be no assurance that such activities will result in the raising of sufficient funds to allow the Company to continue operations through 2010.  However, we do project that with the cash on hand at March 31, 2010 and with the ability to sufficiently reduce our controllable costs we will be able to maintain our liquidity until the first quarter of 2011.  At such time, additional sources will be required to maintain liquidity.

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

In January 2010, a total of 65,820 shares of restricted stock were granted to four executive officers at a price of $0.809 per share in connection with a cash conservation plan initiated in 2009.  Under the plan, cash compensation was reduced by $53,250 for the quarter.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter. The shares vest one year from the date of grant.

During the first quarter of 2009, a total of 142,680 shares of restricted stock were granted to five executive officers at a price of $0.615 per share in connection with a cash conservation plan for 2009.  Under the plan cash compensation was reduced by $87,750 for the quarter.  The issuance price is determined by the average closing price of the last ten trading days of the previous quarter. The shares vested one year from the date of grant. At March 31, 2010 all of the shares had vested.

4.                                      URANIUM PROPERTIES

Kingsville Dome Project

Production from Kingsville Dome for the first quarter of 2010 and 2009 was 0 and 29,800 pounds, respectively.  Total capital expenditures for Kingsville Dome for the first quarter of 2010 and 2009 was $84,000 and $68,000, respectively and was related to land and mineral lease payments.

During June 2009, the two remaining producing wellfields at Kingsville Dome were shut-down as a result of these wellfields being depleted. We are conducting ongoing restoration activities at this project and incurred $229,000 in costs for the three months ended March 31, 2010.

Rosita

We began production at one new wellfield at Rosita in August 2008.  Due to poor economics driven by technical challenges and lower uranium prices, production from this wellfield was shut-in in October 2008.  Capital expenditures for the first quarter of 2010 and 2009 were minimal with approximately $6,000 and $15,000, respectively being spent for land and mineral lease payments.

Vasquez Project

Production at the Vasquez project was shutdown during October 2008. The economically recoverable reserves from this project have been mined out.  We are conducting ongoing restoration activities at this project and incurred $121,000 and $202,000 in costs for the quarter ended March 31, 2010 and March 31, 2009, respectively.  In the first quarter of 2009 we incurred $71,000 of capital expenditures primarily for land and mineral lease payments.

Impairment of Uranium Properties

At March 31, 2010, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value.  A decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $210,000 for the first quarter of 2010, $160,000 related to Kingsville Dome, $44,000 related to Vasquez and $6,000 for Rosita.  The net carrying value of the Kingsville Dome, Rosita and Vasquez projects are approximately $5.6 million, $5.1 million and $532,000 at March 31, 2010.

5.                                      CONTRACT COMMITMENTS

Uranium Sales Contracts

In March 2006 we entered into new sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each new contract calls for delivery of one-half of our actual production from our Vasquez property and other properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The Itochu contract contains separate pricing terms for the Vasquez property that are no longer applicable since Vasquez has reached the end of its useful life.  Our Texas production will be sold to Itochu at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 and a ceiling of $50 per pound. If the spot price is over $50 per pound the price will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice.

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

Stock Compensation Expense

Stock compensation expense for the three months March 31, 2010 and 2009 was $276,000 and $160,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2010 for the expected term. The expected term was estimated based on historical averages over the most recent periods ending March 31, 2010.

A total of 50,000 stock options were granted in the first quarter of 2010 to a director at an exercise price of $0.76 per share and fair value of $0.73 per option under the 2004 Directors’ Plan. The non-employee directors held options covering 781,250 shares under the 2004 Directors’ Plan at March 31, 2010.  At March 31, 2010, 331,250 shares were available for future grants under the 2004 Directors’ Plan.

No stock option grants were made in the first quarter of 2009.

A total of 65,820 shares of restricted stock were granted in the first quarter of 2010 to four executive officers on January 4, 2010 in connection with a salary reduction plan initiated in 2009.  All of these shares vest one year from the date of grant.  Restricted stock grants are valued using the fair market value of the stock on the date of grant. The Company recognized stock compensation expense for the restricted share grants of approximately $113,000 during the first quarter of 2010.

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

A total of 70,000 shares of restricted stock were granted in the first quarter of 2008. The vesting with respect to 60,000 of these restricted shares was modified in the first quarter of 2009 to provide for immediate vesting. The remaining 10,000 restricted shares vest ratably over five years from the date of grant.

The total estimated unrecognized compensation cost from the unvested restricted grants at March 31, 2010 was approximately $316,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-4 years.

Stock Options for the Three Months Ended March 31, 2010

The following table summarizes stock options outstanding and changes during the three month period ended March 31, 2010:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term –in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	4,406,074	$2.75
Granted	50,000	0.76
Exercised	—	—
Canceled or forfeited	(132,501)	2.82
Options outstanding at March 31, 2010	4,323,573	$2.73	5.4	$35

Options exercisable at March 31, 2010	3,917,323	$2.59	5.0	$35

Shares available for grant under the Stock Option Plans as of March 31, 2010 were 428,395.

Stock options outstanding and currently exercisable at March 31, 2010 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	2,023,946	4.1	$1.28	2,023,946	$1.28
2004 Stock Incentive Plan	1,518,314	5.9	3.35	1,518,314	3.35
Directors’ Stock Option Plan	63	3.3	0.16	63	0.16
2004 Directors’ Plan	781,250	7.7	5.26	375,000	6.59
	4,323,573	5.4	$2.73	3,917,323	$2.59

Total estimated unrecognized compensation cost from unvested stock options at March 31, 2010 was approximately $1.021 million, which is expected to be recognized over the weighted average vesting period of the individual grants which range from approximately 2-4 years.

On April 1, 2010 a total of 85,000 stock options were granted to employees under the 2004 Stock Incentive Plan at a price of $0.73 per share.  These options vest ratably over four years.

Restricted Stock Grant

On April 1, 2010 a total of 73,751 shares of restricted stock were granted to four executive officers at a price of $0.722 per share in connection with the cash conservation plan for 2010.  The issuance price was determined by the average closing price of the Company’s common stock for the last ten trading days of the previous quarter and these shares vest one year from their date of grant.

7.             ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended March 31, 2010:

Reserve for future restoration and reclamation costs beginning of period	$5,526,949
Additions and changes in cash flow estimates	161,075
Costs incurred	(349,549)
Accretion expense	37,407
Reserve for future restoration and reclamation costs at end of period	$5,375,882

8.                                      SHAREHOLDERS’ EQUITY

The following table details the changes in shareholders equity for the quarter ended March 31, 2010:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2009	56,781,792	$56,820	$147,837,204	$(125,023,571)	$(9,418)
Net loss	—	—	—	(2,348,150)	—
Stock compensation expense	—	—	275,509	—	—
Restricted stock issuance	65,820	66	(66)
Balances, March 31, 2010	56,847,612	$56,886	$148,112,647	$(127,371,721)	$(9,418)

See Note 6 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

10.          EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 6,259,666 were excluded from the calculation of earning per share because they were anti-dilutive due to our net loss position for the quarter ended March 31, 2010.

11.          TENTH CIRCUIT COURT OF APPEALS DECISION

On April 17, 2009, a three-judge panel of the United States Court of Appeals for the Tenth Circuit issued a decision holding that Section 8 of URI’s Churchrock property in New Mexico is Indian country.  One of the members of the panel dissented.  Section 8 is owned in fee by URI’s subsidiary Hydro Resources, Inc. Indian country falls under the jurisdiction of the United States Environmental Protection Agency (USEPA), and not the State of New Mexico, to administer the Underground Injection Control (UIC) program permit, which URI requires for in situ recovery (ISR) mining of that property. The jurisdictional dispute originated among the State of New Mexico, the USEPA and the Navajo Nation and was initially taken to the Tenth Circuit Court of Appeals which in January 2000 remanded it to the USEPA. In February 2007, the USEPA issued a decision finding that the Churchrock Section 8 property is Indian Country and that the USEPA is the proper authority to issue the UIC permit. The expansive definition of Indian Country adopted by the USEPA may encompass properties owned by non-Indians within Navajo chapters in New Mexico. If that expansive definition prevails, as much as 84% of our in-place mineralized uranium materials in New Mexico could be deemed to be in Indian Country, which could subject these properties to the Navajo Nation ban on uranium mining.  The Company petitioned for and was granted an en banc review of the Tenth Circuit panel’s decision.  Oral arguments were presented to the Court on January 12, 2010 and we are waiting for the Court to render a decision.

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

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in a May 2008 private placement. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At March 31, 2010, the Company’s registration statement was and remains effective.

The Company has entered into Compensation Agreements with Executive Officers of the Company that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for the Executive Chairman of the Company and twenty-four months for the other officers, following such change in control. The Compensation Agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.  The Company has an employment agreement with Mr. Donald C. Ewigleben, the Company’s President and CEO, which provides for severance payments to Mr. Ewigleben upon termination of his employment under certain circumstances.  Severance payments for Mr. Ewigleben’s termination range from one year’s base salary plus 60% bonus to two years base salary plus a 60% bonus.  The agreement also contains certain change of control provisions which provide for two year’s base salary plus a 60% bonus, continuation of health benefits, acceleration of unvested stock options and restricted common stock awards and the extension of exercise periods for stock options by 90 days.

In June 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter. The Plaintiffs filed a Motion for Summary Judgment alleging that the leases terminated prior to any production occurring. The Court denied the motion. A trial date has been set for January 2011. The Company will defend the case vigorously. While the Company believes that each of the leases is valid, counsel to the Company is unable to predict the outcome of the litigation. A determination of the invalidity of the lease on the adjacent lands on which the Company has previously produced uranium would have a material adverse affect on the Company’s financial condition.

13.          SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements, March 31, 2010, through the date that these financial statements were filed.  There were no material subsequent events as of the date of this filing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and any financial data incorporated herein by reference to the Company’s reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  Forward-looking statements convey our current expectations or forecasts of future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are generally identifiable by use of the words “estimate,” “project,” “believe,” “intend,” “plan,” “anticipate,” “expect” and similar expressions. These forward-looking statements include management’s expectations regarding our liquidity and burn rate, reserves and mineralized uranium material, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and dates for commencement of production at such properties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Actual results could differ materially from those in forward-looking statements because of, among other reasons, the factors described below and in the periodic reports that we file with the SEC from time to time, including Forms 10-K, 10-Q and 8-K and any amendments thereto. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks.

Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to the price of uranium; weather conditions; operating conditions at our mining projects; government regulation of the mining industry and the nuclear power industry; the world-wide supply and demand of uranium; availability of capital; timely receipt of mining and other permits from regulatory agencies; and the risks set forth herein under the caption “Risk Factors.”

In light of these risks, uncertainties and assumptions, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. When considering forward-looking statements, you should keep in mind the cautionary statements in this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference in this prospectus might not occur.

Overview

URI explores for and produces uranium in South Texas where it has two remaining production operations that are currently on stand-by: Kingsville Dome and Rosita. URI also has an estimated 101.4 million pounds of in place mineralized uranium material on 183,000 acres in New Mexico. Our operations are heavily influenced by the price of uranium both on the spot and long-term markets. The spot price of uranium, which has fluctuated from a high of $136.00 per pound in June 2007 to its recent price level of $41.75 per pound, has been the primary driver of the strategic decisions of the Company.

Our strategy has been focused on two fronts: 1) advancing our New Mexico assets towards production, and 2) expanding our reserve base in Texas so we can generate cash from operations to sustain our efforts in New Mexico.

During 2010, the softening of uranium market prices that began in early 2008 has continued.  As a result we continued to focus on our cash conservation plan while performing restoration activities in Texas and maintaining our public and government relations efforts in New Mexico.  During the first quarter of 2010 our Board of Directors approved a revised strategic plan which emphasizes the cash conservation program and addresses the Company’s future cash needs, as well as its strategic options for unlocking potential value for shareholders by utilizing its current assets and by evaluating possible regional and structural synergies.  Key operational points of the plan for our Texas properties are (i) prepare to be in a position to return to production in Texas should the price of uranium return to a level sufficient to generate positive cash flow; (ii) analyze exploration potential in South Texas and enhance exploration capabilities; (iii) maintain restoration activities in South Texas in accordance with existing agreements and requirements; and (iv) analyze synergistic opportunities and asset monetization prospects in Texas.

South Texas Production:    Since concluding uranium production from our last remaining wellfields in Texas in July 2009, we no longer have a source of revenue or operational cash flow.  We produced approximately 30,000 pounds of uranium from our South Texas operations in the first quarter of 2009 but currently have no production operations.  Current activity at Kingsville Dome is primarily focused on the restoration of depleted wellfields. The last wellfield at Vasquez was fully depleted in October 2008 and the project is now undergoing restoration. Production from Rosita was started in June 2008, but was suspended in October 2008 due to poor economics driven by increased operating costs as a result of technical operating challenges and the decreased price of uranium.  We are currently in the stabilization phase of groundwater restoration at the Rosita project.

Reserve development:    In May 2008 we generated $12.9 million in net proceeds from the sale of common stock and warrants in a private placement.  The equity was raised to fund the acquisition, exploration, permitting and development of new and existing properties in South Texas to increase our resource base in an effort to extend production at our Texas operations beyond 2009 and for general corporate purposes.  These activities were halted when uranium prices declined in 2008 and 2009.

Due to higher costs, combined with geologic and technical risk and unknown market risk, we have chosen to suspend our exploration activities until the economics justify further activity. We are seeking opportunities for the rights to potential uranium properties in South Texas and New Mexico in geographic areas that have historically held significant uranium resources. There can be no assurance that we will be successful in the acquisition of such properties, or if acquired, that such properties will contain commercially viable uranium deposits

Financial Condition and Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Production and production costs.  We had no uranium production in the first quarter of 2010.  In the first quarter of 2009, we produced 29,800 pounds and received positive inventory adjustments of 1,800 pounds.

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

The following table details our production and production cost breakdown for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010(1)		2009
Total uranium production	—		31,600

Total operating costs		$142,000	$635,000
Per pound operating costs	$	N/A	$20.11
Total deprec. and depletion costs		$197,000	$162,000
Per pound DD&A cost	$	N/A	$5.12
Total production cost		$339,000	$797,000
Production cost per pound	$	N/A	$25.23

Total operating costs, total depreciation and depletion costs and total production costs incurred for 2009 presented above differ from the cost of uranium sales recorded in consolidated statements of operations because of changes in the amounts recorded to inventory for the same periods.  The cost of uranium sales includes the sales of uranium inventory on hand at the beginning of the period and does not include certain uranium produced during the period that was not sold at period end.

(1) 2010 operating costs and total depreciation and depletion costs represent stand-by costs at our Kingsville Dome, Rosita and Vasquez facilities.

Reconciliation of production costs to cost of uranium sales:

	Three Months Ended March 31,
	2010	2009
Operating costs	$142,000	$635,000
Change in uranium inventory	—	235,000
Operating expense for uranium production sold	$—	$870,000

Depreciation and depletion costs	$197,000	$162,000
Change in uranium inventory	—	69,000
Depreciation and depletion for uranium production sold	$—	$231,000

Total production costs	$339,000	$797,000
Change in uranium inventory	—	304,000
Direct cost of uranium production sold	$339,000	$1,101,000

Uranium Sales.  For the first quarter of 2010 we did not have any uranium sales.  In the first quarter of 2009, we sold 27,600 pounds generating revenue of $1.422 million ($51.51 per pound).

Cost of Uranium Sales.  Our cost of uranium sales from the sale of produced uranium in the first quarter of 2010 was $587,000 compared with $1.5 million in the same period of 2009.  Total cost of uranium sales includes royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses and amortization of our restoration and reclamation cost estimates.  The following table details the direct cost of uranium sales and royalties and commissions breakdown for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Total pounds sold	—	27,600
Total operating expenses	$142,000	$870,000
Per pound operating expense	$—	$31.50
Depreciation and depletion	$197,000	$231,000
Per pound DD&A expense	$—	$8.38
Direct cost of uranium production sold	$339,000	$1,101,000
Direct cost of sales per pound	$—	$39.88

Royalties and commissions	$—	$139,000
Royalties and commissions per pound	$—	$5.02

The costs for the quarter ended March 31, 2010 resulted from shut-in costs at our Kingsville Dome, Rosita and Vasquez projects. Our 2009 production was sourced from the remaining two wellfields at Kingsville Dome and was supplemented by nominal amounts derived from finalized assaying of prior Vasquez shipments.  We saw lower depreciation and depletion costs in the first quarter of 2009 because of the impact of the impairment of our uranium assets in 2008 and 2009.  The impairment provisions reduced the amount of capital costs attributable to our uranium properties and resulted in the lower cost per pound attributable to depreciation and depletion in the current period. Our cost of sales for the first quarter of 2009 also included stand-by costs at Vasquez and Rosita of approximately $39,000.

Royalties and Commissions.   For the first quarter of 2010, we did not have any royalties and commissions from uranium sales.  During the first quarter of 2009, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $139,000, representing 9.8% of sales.

Operating Expenses.    During the first quarter of 2010, operating expenses resulted from stand-by costs related to our Kingsville Dome, Vasquez and Rosita projects of $142,000 with such costs charged to operations. During the first quarter of 2009, operating expenses for Vasquez and Kingsville Dome production sold was $870,000. During this period we incurred approximately $39,000 of stand-by costs related to our Vasquez and Rosita projects with such costs charged to operations.

Depreciation and Depletion.    During the first quarter of 2010, we incurred stand-by depreciation and depletion expense attributable to our Rosita, Vasquez and Kingsville Dome projects of $197,000. During the same period in 2009, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $172,000 and $59,000 of stand-by depreciation and depletion.

Impairment of Uranium Properties.    During the first quarter of 2010 and 2009, we determined the carrying value of our uranium assets were impaired and recorded an impairment provision of approximately $210,000 and $182,000 in 2010 and 2009, respectively.

Accretion and Amortization of Future Restoration Costs.    Accretion and amortization of future restoration costs in the first quarter of 2010 and 2009 was $37,000 and $144,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $1.7 million and $1.5 million, respectively in the three months ended March 31, 2010 and 2009.

Significant expenditures for general and administrative expenses for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended March 31,
	2010	2009
Stock compensation expense	$276,000	$160,000
Salaries and payroll burden	527,000	595,000
Legal, accounting, public company expenses	594,000	292,000
Insurance and bank fees	129,000	132,000
Consulting and professional services	99,000	153,000
Office expenses	48,000	66,000
Travel and other expenses	50,000	43,000
Total	$1,723,000	$1,441,000

The non-cash stock compensation expense recorded for the quarter ended March 31, 2010 and 2009 resulted from issuance of stock options and restricted stock. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock.

We made additional reductions in salary and payroll costs in 2010 compared with 2009. The $68,000, or 11% decrease resulted primarily from a reduction in personnel headcount in conjunction with cost cutting moves which began in the fourth quarter of 2008.

The Company’s legal, accounting and public company expenses had a net increase of $302,000 in the first quarter of 2010 compared with 2009. The primary increase related to a significant amount of pre-trial legal activities in 2010 related to the Saenz lawsuit, and preparation of the proxy statement in conjunction with the 2010 annual meeting.  We also recorded higher audit and Sarbanes-Oxley Section 404 (“SOX 404”) fees in the first quarter of 2010 compared to 2009.  During the first quarter of 2010 the board of directors held more meetings than in 2009 and added an additional member in January 2010 which increased the year over year directors related costs.

Consulting and professional service expenses were reduced in the quarter ended March 31, 2010 compared with 2009 as a result of lower public relations costs associated with New Mexico community relations and community information education activities during the quarter.

Net Losses. For the three months ended March 31, 2010 and 2009, we had net losses of $2.3 million and $1.6 million, respectively.

Cash Flow.  At of March 31, 2010 we had a cash balance of approximately $3.8 million compared with $10.1 million at the same date in 2009.

In the first quarter of 2010, we had cash used in operations of $2.0 million. We used $176,000 in investing activities during the first quarter of 2010.  We increased the collateral supporting our South Texas financial surety requirements by $16,000 and made additions to our South Texas and New Mexico property, plant and equipment of $160,000 during the quarter.  These expenditures were primarily for land and mineral lease payments during the quarter.

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

Liquidity—Cash Sources and Uses for 2010

The highest priority objective for us at the moment is to maintain a positive cash position while we await the return of the uranium market and improved prices.  Production ceased in the second quarter of 2009 when it was determined that the best economic decision for shareholders given the then current price of uranium was to preserve the asset until appropriate margins could be made with the expected return of uranium prices.

We had $6.1 million in cash at year-end 2009 and had $3.8 million at the end of March 2010.  As of December 31, 2009 the Company had sold its entire uranium inventory and as such, we do not expect any additional sales revenue or related cash inflows for the Company in 2010.  We had targeted a $6 million annual burn rate, or $500,000 per month, for our core business operations as part of our cost reduction and cash conservation program which was put in place in late-2008 and continued in 2009. During the first quarter of 2010 we incurred certain non-routine expenditures for legal matters, trailing operations activities and South Texas project related costs that kept us from reaching the target. We are striving to meet this rate in the second quarter; however, in order to be in a solid position for the return of the uranium market and to address certain legal issues, the target may be attainable but not sustainable throughout the year.

The Company expects to raise additional capital in 2010 through a financing transaction, the monetization of non-core assets or other means.  Absent the ability to complete one or more of these actions the Company will need to implement significant additional cost cutting measures designed to maintain the Company’s liquidity through 2010.  While the Company believes it will be successful in its capital raising efforts, there can be no assurance that such activities will result in the raising of sufficient funds to allow the Company to continue operations through 2010 and beyond.  However, we do project that with the cash on hand at March 31, 2010 and with significant additional reductions of our existing costs we will be able to maintain our liquidity until the first quarter of 2011.  At such time, additional sources will be required to maintain liquidity.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,761,000 were issued at March 31, 2010 and December 31, 2009, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at March 31, 2010 and December 31, 2009. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at March 31, 2010 and December 31, 2009, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K.  We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound in June 2007. The spot market price was $41.75 per pound as of April 26, 2010.

ITEM 4.                                                     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of and March 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Controls

During the first three months of 2010 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kingsville Dome Lessor Legal Action

In June 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter. The Plaintiffs filed a Motion for Summary Judgment alleging that the leases terminated prior to any production occurring. The Court denied the motion. A trial date has been set for January, 2011. The Company will defend the case vigorously. While the Company believes that each of the leases is valid, counsel to the Company is unable to predict the outcome of the litigation. A determination of the invalidity of the lease on the adjacent lands on which the Company has previously produced uranium could have a material adverse effect on the Company’s financial condition.

ITEM 1A.                    RISK FACTORS

The following risk factors supplement the risk factors set forth in our Form 10-K for the year ended December 31, 2009.

General Risks and Uncertainties

We will need to obtain additional financing in order to implement our business plan, and the inability to obtain it could cause our business plan to fail.

As of December 31, 2009, we had approximately $6.1 million in cash. We will require additional financing in order to complete our plan of operations. We may not be able to obtain all of the financing we require. Our ability to obtain additional financing is subject to a number of factors, including the market price of uranium, market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. In recognition of current economic conditions and the shut-down of production, we have significantly reduced our spending, delayed or cancelled planned activities and substantially changed our current corporate structure. However, these actions may not be sufficient to offset the detrimental effects of the weak economy and cessation of production, which could result in material adverse effects on our business, revenues, operating results, and prospects.

The availability for sale of a large amount of shares may depress the market price of our Common Stock.

As of March 31, 2010, 56,847,612 shares of our Common Stock were currently outstanding, all of which are registered or otherwise transferable. The availability for sale of a large amount of shares or conversion of the Company’s outstanding warrants by any one or several shareholders may depress the market price of our Common Stock and impair our ability to raise additional capital through the public sale of our Common Stock. We have no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our Common Stock of the sale by them of their shares.

Terms of subsequent financings may adversely impact our stockholders.

In order to finance our working capital needs, we will have to raise funds through the issuance of equity or debt securities in the future. We currently have no authorized preferred stock. Depending on the type and the terms of any financing we pursue, stockholder’s rights and the value of their investment in our Common Stock could be reduced. For example, if we have to issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results.  If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

Shareholders could be diluted if we were to use Common Stock to raise capital.

As previously noted, we will need to seek additional capital in the future to satisfy our working capital requirements.  This financing could involve one or more types of securities including common stock, convertible debt, preferred stock or warrants to acquire common or preferred stock.  These securities could be issued at or below the then prevailing market price for our common stock.  Any issuance of additional shares of our common stock could be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

URANIUM RESOURCES, INC.

Dated: May 10, 2010	By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer

Dated: May 10, 2010	By:	/s/ Thomas H. Ehrlich
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

10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company’s Form 10-Q dated May 10, 2007, SEC File No. 000-17171).

10.45*	Agreement dated September 3, 2009 between the Company and David N. Clark (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.46*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. Filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

21*	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                          Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.