Form 10-Q
period 2010-06-30
URANIUM RESOURCES INC /DE/
filed 2010-08-09
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	84,264,256 as of August 9, 2010

URANIUM RESOURCES, INC.

2010 SECOND QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$11,423,202	$6,092,068
Receivables, net	1,318	63,890
Prepaid and other current assets	202,460	125,400
Total current assets	11,626,980	6,281,358

Property, plant and equipment, at cost:
Uranium properties	81,566,473	82,212,719
Other property, plant and equipment	926,149	886,992
Less-accumulated depreciation, depletion and impairment	(63,883,496)	(64,155,311)
Net property, plant and equipment	18,609,126	18,944,400

Long-term investment:
Certificates of deposit, restricted	6,815,842	6,786,000
	$37,051,948	$32,011,758

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	June 30, 2010	December 31, 2009
Current liabilities:
Accounts and short term notes payable	$604,108	$641,727
Current portion of restoration reserve	1,254,672	1,236,588
Royalties and commissions payable	665,745	693,303
Deferred compensation	697,028	—
Accrued interest and other accrued liabilities	305,936	321,235
Current portion of capital leases	90,843	112,559
Total current liabilities	3,618,332	3,005,412

Other long-term liabilities and deferred credits	4,518,562	5,487,389

Long term capital leases, less current portion	167,744	207,922
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 5 and 12)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2010—80,930,863; 2009—56,781,792	80,969	56,820
Paid-in capital	157,318,036	147,837,204
Accumulated deficit	(129,092,277)	(125,023,571)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	28,297,310	22,861,035
	$37,051,948	$32,011,758

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Uranium sales	$—	$1,786,973	$—	$3,209,363
Total revenue	—	1,786,973	—	3,209,363
Costs and expenses:
Cost of uranium sales
Royalties and commissions	—	166,937	—	305,652
Operating expenses	88,452	762,753	230,310	1,632,702
Accretion/amortization of restoration reserve	39,881	114,206	77,288	258,208
Depreciation and depletion	192,359	181,969	389,846	413,263
Impairment of uranium properties	179,200	1,232,615	389,647	1,414,989
Exploration expenses	725	4,050	725	4,823
Total cost of uranium sales	500,617	2,462,530	1,087,816	4,029,637
Loss from operations before corporate expenses	(500,617)	(675,557)	(1,087,816)	(820,274)

Corporate expenses—
General and administrative	1,455,379	1,578,967	3,178,612	3,020,262
Depreciation	36,234	36,751	71,250	71,888
Total corporate expenses	1,491,613	1,615,718	3,249,862	3,092,150
Loss from operations	(1,992,230)	(2,291,275)	(4,337,678)	(3,912,424)

Other income (expense):
Interest expense	(2,910)	(10,375)	(10,833)	(21,603)
Interest and other income, net	274,584	55,743	279,805	114,455

Net loss	$(1,720,556)	$(2,245,907)	$(4,068,706)	$(3,819,572)

Net loss per common share:
Basic	$(0.03)	$(0.04)	$(0.07)	$(0.07)
Diluted	$(0.03)	$(0.04)	$(0.07)	$(0.07)

Weighted average common shares and common equivalent shares per share data:
Basic	58,814,401	56,249,628	57,835,348	56,173,559
Diluted	58,814,401	56,249,628	57,835,348	56,173,559

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Net loss	$(4,068,706)	$(3,819,572)
Reconciliation of net earnings to cash used in operations—
Accretion/amortization of restoration reserve	77,288	258,208
Depreciation and depletion	461,096	485,151
Impairment of uranium properties	389,647	1,414,989
Decrease in restoration and reclamation accrual	(653,544)	(1,076,575)
Stock compensation expense	525,475	381,941
Other non-cash items, net	14,859	—

Effect of changes in operating working capital items—
Decrease in receivables	62,572	29,529
Decrease in inventories	—	408,695
(Increase) decrease in prepaid and other current assets	(77,060)	250,221
Decrease in payables, accrued liabilities and deferred credits	(80,476)	(620,328)
Net cash used in operations	(3,348,849)	(2,287,741)

Investing activities:
Increase in certificates of deposit, restricted	(29,842)	(83,925)
Additions to property, plant and equipment—
Kingsville Dome	(89,400)	(80,534)
Vasquez	(7,500)	(90,577)
Rosita	(14,048)	(28,024)
Churchrock	(90,266)	(59,676)
Other property	(6,573)	(16,095)
Net cash used in investing activities	(237,629)	(358,831)

Financing activities:
Issuance of common stock, net	8,979,506	—
Payments on borrowings	(61,894)	(83,536)
Net cash provided by (used in) financing activities	8,917,612	(83,536)
Net increase (decrease) in cash and cash equivalents	5,331,134	(2,730,108)
Cash and cash equivalents, beginning of period	6,092,068	12,041,592
Cash and cash equivalents, end of period	$11,423,202	$9,311,484

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements June 30, 2010 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2009 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

The Company resumed uranium production in 2004 at its Vasquez project, in 2006 at its Kingsville Dome project and in 2008 at its Rosita project, each of such projects are located in South Texas. As a result of declining uranium market prices and high production costs, the Company ceased development of additional wellfields and curtailed production from its South Texas projects as existing production wellfields from each project were depleted. Production at our Vasquez project was shut down in the 4th quarter of 2008. Production was shut-in at the Rosita project in the 4th quarter of 2008 and at the Kingsville Dome project in June 2009. The Vasquez project was mined out in 2008 and is now being restored. At the Kingsville Dome and Rosita projects, our production shut-in was done to conserve the in-place reserve base until higher prices can be realized.

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

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During 2009 we continued to significantly decrease our cost structure by implementing tighter spending controls, reducing employment, limiting exploration activities, and reducing public and government relations activities in New Mexico and Texas.  The Company raised a total of approximately $10.3 million, net of expenses in additional capital in June and July 2010 through the sale of 27,142,830 shares of the Company’s common stock.  Approximately $9.0 million, net, was raised on June 25, 2010 with the issuance of 23,809,500 shares at a price of $0.42 per share and approximately $1.3 million, net, was raised on July 16, 2010 with the issuance of 3,333,330 shares at $0.42 per share in connection with the exercise of an over-allotment option by the underwriter.

3.                                      DISCLOSURE OF NON-CASH TRANSACTIONS

In January 2010 a total of 65,820 shares of restricted stock were granted to four executive officers at a price of $0.809 per share and in April 2010 a total of 73,751 shares of restricted stock were granted to four executive officers at a price of $0.722 per share in connection with a cash conservation plan initiated in 2009.  Under the plan, cash compensation was reduced by $53,250 for each quarter.  The issuance price was determined by the average closing price of the last ten trading days of the quarter prior to the grant date. The shares vest one year from the date of grant.

During the first and second quarters of 2009, a total of 142,680 and 164,016 shares of restricted stock were granted to five executive officers at a price of $0.615 and $0.535 per share, respectively in connection with a cash conservation plan for 2009.  Under the plan cash compensation was reduced by $87,750 for each quarter.  The issuance price was determined by the average closing price of the last ten trading days of the quarter prior to the grant date. The shares vested one year from the date of grant. At June 30, 2010 all of the shares had vested.

4.                                      URANIUM PROPERTIES

Kingsville Dome Project

Production from Kingsville Dome for the six months of 2010 and 2009 was 0 and 49,200 pounds, respectively.  Total capital expenditures for Kingsville Dome for the first six months of 2010 and 2009 was $89,400 and $80,500, respectively, and was related to land and mineral lease payments.

During June 2009, the two remaining producing wellfields at Kingsville Dome were shut-down as a result of these wellfields being depleted. We are conducting ongoing restoration activities at this project and incurred $439,000 and $521,000 in costs for the six months ended June 30, 2010 and 2009, respectively.

Rosita

We began production at one new wellfield at Rosita in August 2008.  Due to poor economics driven by technical challenges and lower uranium prices, production from this wellfield was shut-in in October 2008.  Capital expenditures for the first six months of 2010 and 2009 were minimal with approximately $14,000 and $28,000, respectively, being spent for land and mineral lease payments.

Vasquez Project

Production at the Vasquez project was shut-down during October 2008. The economically recoverable reserves from this project have been mined out.  We are conducting ongoing restoration activities at this project and incurred $215,000 and $391,000 in costs for the six months ended June 30, 2010 and 2009, respectively.  In the first six months of 2010 and 2009 we incurred $7,500 and $90,600, respectively, of capital expenditures primarily for land and mineral lease payments.

Impairment of Uranium Properties

At June 30, 2010, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value.  A decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $390,000 and $1.4 million for the first six months of 2010 and 2009, respectively.  The 2010 impairment consisted of $281,000 related to Kingsville Dome, $98,000 related to Vasquez and $11,000 for Rosita. The 2009 impairment consisted of $910,000 related to Kingsville Dome, $308,000 related to Vasquez and $197,000 for Rosita. The net carrying value of the Kingsville Dome, Rosita and Vasquez projects are approximately $5.5 million, $5.0 million and $518,000, respectively, at June 30, 2010.

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

Under the UG contract all production from our Texas properties will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of Uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%.  We paid UG $12 million in cash in 2006 to restructure its previously existing contract.

6.             STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made to employees and directors.

Stock Compensation Expense

Stock compensation expense for the six months ended June 30, 2010 and 2009 was $525,000 and $382,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2010 for the expected term. The expected term was estimated based on historical averages over the most recent periods ending June 30, 2010.

At the June 2010 annual meeting of the stockholders, each of the non-employee directors of the Company was granted 50,000 shares of restricted common stock of the Company under the Amended and Restated 2004 Directors Stock Option and Restricted Stock Plan (the “Amended 2004 Directors’ Plan”) in lieu of the annual stock option grants made in connection with the annual meeting.  Such shares vest 25% per year on the anniversary date of their grant date.  In the first quarter of 2010, 50,000 stock options were granted to a newly appointed director at an exercise price of $0.76 per share and fair value of $0.73 per option under the 2004 Directors’ Stock Option Plan.  The non-employee directors held options covering 781,250 shares and 200,000 shares for restricted stock under the Amended 2004 Directors’ Plan at June 30, 2010. At June 30, 2010, 131,250 shares were available for future stock option and restricted share grants under the Amended 2004 Directors’ Plan.

A total of 85,000 stock options were granted to employees of the Company at an exercise price of $0.73 per share and fair value of $0.70 per option in the second quarter of 2010 under the Company’s 2004 Stock Incentive Plan.  These options vest ratably over four years.  There were options covering 3,127,260 shares under the Company’s stock option plans at June 30, 2010.  At June 30, 2010, 512,145 shares were available for future grants under these plans.

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

A total of 65,820 and 73,751 shares of restricted stock were granted in the first and second quarters of 2010, respectively, to four executive officers on January 4 and April 1, 2010 in connection with a cash conservation plan initiated in 2009.  All of these shares vest one year from the date of grant.  Restricted stock grants are valued using the fair market value of the stock on the date of grant. The Company recognized stock compensation expense for the restricted share grants of approximately $39,400 during the first half of 2010.

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

A total of 70,000 shares of restricted stock were granted in the first quarter of 2008. The vesting with respect to 60,000 of these restricted shares was modified in connection with Company downsizings in the first quarter of 2009 to provide for immediate vesting. The remaining 10,000 restricted shares vest ratably over five years from the date of grant.

The total estimated unrecognized compensation cost from the unvested restricted grants at June 30, 2010 was approximately $390,300, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-4 years.

Stock Options for the Six Months Ended June 30, 2010

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2010:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term —in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	4,406,074	$2.75
Granted	135,000	0.74
Exercised	—	—
Canceled or forfeited	(632,501)	3.25
Options outstanding at June 30, 2010	3,908,573	$2.60	5.3	$15

Options exercisable at June 30, 2010	3,498,573	$2.49	4.9	$15

Shares available for grant under the Stock Option Plans as of June 30, 2010 were 643,395.

Stock options outstanding and currently exercisable at June 30, 2010 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	2,023,946	3.8	$1.28	2,023,946	$1.28
2004 Stock Incentive Plan	1,103,314	6.5	3.14	1,018,314	3.34
Directors’ Stock Option Plan	63	3.0	0.16	63	0.16
2004 Directors’ Plan	781,250	7.4	5.26	456,250	5.94
	3,908,573	5.3	$2.60	3,498,573	$2.49

Total estimated unrecognized compensation cost from unvested stock options at June 30, 2010 was approximately $905,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from approximately 2-4 years.

7.             ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended June 30, 2010:

Reserve for future restoration and reclamation costs beginning of period	$5,526,949
Additions and changes in cash flow estimates	322,541
Costs incurred	(653,544)
Accretion expense	77,288
Reserve for future restoration and reclamation costs at end of period	$5,273,234

8.                                      SHAREHOLDERS’ EQUITY

On June 25, 2010, the Company completed an underwritten public offering under which 23,809,500 shares common stock of were sold at a price of $0.42 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $9.0 million.

On July 16, 2010, the Company sold an additional 3,333,330 shares at $0.42 per share in connection with the full exercise of the over-allotment option held by ROTH Capital Partners, the underwriter in the June 2010 transaction.  With the exercise of the over-allotment option, a total of 27,142,830 shares of common stock were sold in the offering with net proceeds to URI of approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

The offerings were made pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on May 7, 2010, which became effective on May 21, 2010.

The following table details the changes in shareholders equity for the quarter ended June 30, 2010:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2009	56,781,792	$56,820	$147,837,204	$(125,023,571)	$(9,418)
Common stock issuance	23,809,500	23,810	8,955,696
Net loss	—	—	—	(4,068,706)	—
Stock compensation expense	—	—	525,475	—	—
Restricted stock issuance	339,571	339	(339)
Balances, June 30, 2010	80,930,863	$80,969	$157,318,036	$(129,092,277)	$(9,418)

See Note 6 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

10.          EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 6,212,747 were excluded from the calculation of earning per share because they were anti-dilutive due to our net loss position for the six months ended June 30, 2010.

11.          TENTH CIRCUIT COURT OF APPEALS DECISION

On June 15, 2010 the United States Court of Appeals for the Tenth Circuit en banc held that the Company’s Section 8 property in Churchrock, New Mexico is not Indian Country.  The result of the ruling means the authority to issue a UIC permit to URI falls under the jurisdiction of the State of New Mexico, and not the U.S. Environmental Protection Agency (USEPA).  The opposing parties have the right to petition the Supreme Court for review within 90 days, or until September 13, 2010.

In March 2010, the Tenth Circuit Court upheld URI’s NRC license to conduct in situ recovery (ISR) uranium mining in McKinley County, the only such license in the state of New Mexico. That license allows for the production of up to 1 million pounds per year from Churchrock until a successful commercial demonstration of restoration is made, after which mining on other properties can begin and the quantity of production can be increased to 3 million pounds per year.  Petitioners filed a motion with the Supreme Court to extend the time of filing a petition for certiorari or final review.  The Supreme Court granted petitioners’ motion and extended the time for filing a petition to September 15, 2010.

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

The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management does not believe that adverse decisions in any such pending or threatened proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in a May 2008 private placement. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At June 30, 2010, the Company’s registration statement was and remains effective.

The Company has entered into Compensation Agreements with Executive Officers of the Company that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for the Executive Chairman of the Company and twenty-four months for the other officers, following such change in control. The Compensation Agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.  The Company has an employment agreement with Mr. Donald C. Ewigleben, the Company’s President and CEO, which provides for severance payments to Mr. Ewigleben upon termination of his employment under certain circumstances.  Severance payments for Mr. Ewigleben’s termination range from one year’s base salary plus 60% bonus to two year’s base salary plus a 60% bonus.  The agreement also contains certain change of control provisions which provide for two year’s base salary plus a 60% bonus, continuation of health benefits, acceleration of unvested stock options and restricted common stock awards and the extension of exercise periods for stock options by 90 days.

In June 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On November 5, 2008, the Company engaged in mediation with the plaintiffs but was unable to resolve the matter. The Plaintiffs filed a Motion for Summary Judgment alleging that the leases terminated prior to any production occurring. The Court denied the motion. A trial date has been set for January 2011. The Company will defend the case vigorously. While the Company believes that each of the leases is valid, counsel to the Company is unable to predict the outcome of the litigation. A determination of the invalidity of the leases on which the Company has previously produced uranium would have a material adverse affect on the Company’s financial condition.

13.          SUBSEQUENT EVENTS

The Company raised a total of approximately $1.3 million, net of expenses in additional capital on July 16, 2010 with the issuance of 3,333,330 shares of common stock at $0.42 per share.

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

Overview

URI explores for and produces uranium in South Texas where it has two remaining production operations that are currently on stand-by: Kingsville Dome and Rosita. URI also has an estimated 101.4 million pounds of in place mineralized uranium material on 183,000 acres in New Mexico. Our operations are heavily influenced by the price of uranium both on the spot and long-term markets. The spot price of uranium, which has fluctuated from a high of $136.00 per pound in June 2007 to its recent price level of $46.00 per pound, has been the primary driver of the strategic decisions of the Company.

Our strategy has been focused on two fronts: 1) advancing our New Mexico assets towards production, and 2) expanding our reserve base in Texas so we can generate cash from operations to expand our Texas production base and to sustain our efforts in New Mexico.

During 2010, the softening of uranium market prices that began in early 2008 has continued.  As a result we continued to focus on our cash conservation plan while performing restoration activities in Texas and maintaining our public and government relations efforts in New Mexico.  During the first quarter of 2010, our Board of Directors approved a revised strategic plan which emphasizes the cash conservation program and addresses the Company’s future cash needs, as well as its strategic options for unlocking potential value for shareholders by utilizing its current assets and by evaluating possible regional and structural synergies.  Key operational points of the plan for our Texas properties are (i) prepare to be in a position to return to production in Texas should the price of uranium return to a level sufficient to generate positive cash flow; (ii) analyze exploration potential in South Texas and enhance exploration capabilities; (iii) maintain restoration activities in South Texas in accordance with existing agreements and requirements; and (iv) analyze synergistic opportunities and asset monetization prospects in Texas.

South Texas Production:    Since concluding uranium production from our last remaining wellfields in Texas in July 2009, we no longer have a source of revenue or operating cash flow.  We produced approximately 64,200 pounds of uranium from our South Texas operations in the first half of 2009 but currently have no production operations.  Current activity at Kingsville Dome is primarily focused on the restoration of depleted wellfields. The last wellfield at Vasquez was fully depleted in October 2008 and the project is now undergoing restoration. Production from Rosita was started in June 2008, but was suspended in October 2008 due to poor economics driven by increased operating costs as a result of technical operating challenges and the decreased price of uranium.  We are currently in the stabilization phase of groundwater restoration at the Rosita project.

Due to higher costs, combined with geologic and technical risk and unknown market risk, we have chosen to suspend development activities until the economics justify further activity. We are continuing to seek opportunities for the rights to potential uranium properties in South Texas and New Mexico in geographic areas that have historically held significant uranium resources. There can be no assurance that we will be successful in the acquisition of such properties, or if acquired, that such properties will contain commercially viable uranium deposits.

Financial Condition and Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Production and production costs.  We had no uranium production in the first half of 2010.  In the first half of 2009, we produced 49,200 pounds and received positive inventory adjustments of 2,700 pounds.

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

The following table details our production and production cost breakdown for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (1)	2009	2010 (1)	2009
Total uranium production (lbs.)	—	20,300	—	51,850

Total operating costs	$88,000	$589,000	$230,000	$1,224,000
Per pound operating costs	N/A	$28.95	N/A	$23.57
Total deprec. and depletion costs	$193,000	$158,000	$390,000	$319,000
Per pound DD&A cost	N/A	$7.76	N/A	$6.15
Total production cost	$281,000	$747,000	$620,000	$1,543,000
Production cost per pound	N/A	$36.71	N/A	$29.73

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

Reconciliation of production costs to cost of uranium sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating costs	$88,000	$589,000	$230,000	$1,224,000
Change in uranium inventory	$—	$174,000	$—	$409,000
Operating expense for uranium production sold	$—	$763,000	$—	$1,633,000
Depreciation and depletion costs	$193,000	$158,000	$390,000	$319,000
Change in uranium inventory	$—	$24,000	$—	$94,000
Depreciation and depletion for uranium production sold	$—	$182,000	$—	$413,000
Total production costs	$281,000	$747,000	$620,000	$1,543,000
Change in uranium inventory	$—	$198,000	$—	$503,000
Direct cost of uranium production sold	$—	$945,000	$—	$2,046,000

Uranium Sales.   For the first half of 2010 we did not have any uranium sales.   In the first half of 2009, we sold 64,200 pounds, generating revenue of $3.2 million ($49.99 per pound).

Cost of Uranium Sales.   Our cost of uranium sales from the sale of produced uranium in the first half of 2010 was $1.1 million compared with $4.0 million in the same period of 2009.  Total cost of uranium sales includes royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, exploration costs and impairment costs for the write-down of uranium assets.

The following table details the direct cost of uranium sales and royalties and commissions breakdown for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total pounds sold	—	36,600	—	64,200
Total operating expenses	$88,000	$763,000	$230,000	$1,633,000
Per pound operating expense	$—	$20.85	$—	$25.43
Depreciation and depletion	$193,000	$182,000	$390,000	$413,000
Per pound DD&A expense	$—	$4.97	$—	$6.44
Direct cost of uranium production sold	$281,000	$945,000	$640,000	$2,046,000
Direct cost of sales per pound	$—	$25.83	$—	$31.87

Royalties and commissions	$—	$167,000	$—	$306,000
Royalties and commissions per pound	$—	$4.56	$—	$4.76

The costs for the six months ended June 30, 2010 resulted from shut-in costs at our Kingsville Dome, Rosita and Vasquez projects. Our 2009 production was sourced from the remaining two wellfields at Kingsville Dome and was supplemented by nominal amounts derived from finalized assaying of prior Vasquez shipments.

Royalties and Commissions.   For the first half of 2010, we did not have any royalties and commissions from uranium sales.  During the first half of 2009, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $306,000, representing 9.5% of sales.

Operating Expenses.    During the first half of 2010, operating expenses resulted from stand-by costs related to our Kingsville Dome, Vasquez and Rosita projects of $230,000 with such costs charged to operations. During the first half of 2009, operating expenses for Vasquez and Kingsville Dome production sold was $1.6 million. During this period we incurred approximately $90,000 of stand-by costs related to our Vasquez and Rosita projects with such costs charged to operations.

Depreciation and Depletion.    During the first half of 2010, we incurred stand-by depreciation and depletion expense attributable to our Rosita, Vasquez and Kingsville Dome projects of $390,000. During the same period in 2009, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production of $413,000.

Impairment of Uranium Properties.    During the first half of 2010 and 2009, we determined the carrying value of our uranium assets were impaired and recorded an impairment provision of approximately $390,000 and $1.4 million in 2010 and 2009, respectively.

Accretion and Amortization of Future Restoration Costs.    Accretion and amortization of future restoration costs in the first half of 2010 and 2009 was $77,000 and $258,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $3.2 million and $3.1 million, respectively during the six months ended June 30, 2010 and 2009.

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2010 and 2009 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock compensation expense	$250,000	$222,000	$526,000	$382,000
Salaries and payroll burden	543,000	512,000	1,071,000	1,107,000
Legal, accounting, public company expenses	350,000	301,000	944,000	589,000
Insurance and bank fees	103,000	109,000	232,000	241,000
Consulting and professional services	97,000	270,000	196,000	427,000
Office, travel and other expenses	112,000	165,000	210,000	274,000

Total	$1,455,000	$1,579,000	$3,179,000	$3,020,000

The non-cash stock compensation expense recorded for the six months ended June 30, 2010 and 2009 resulted from issuance of stock options and restricted stock. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock.

Reductions in salary and payroll costs in 2010 compared with 2009 resulted in the lower salaries and payroll related expenses for the current year. The $36,000 decrease resulted primarily from a reduction in the number of employees for 2010 when compared to 2009.

The Company’s legal, accounting and public company expenses had a net increase of $355,000 in the first half of 2010 compared with 2009. The primary increase related to a significant amount of pre-trial legal activities in 2010 related to the Saenz lawsuit, and preparation of the proxy statement in conjunction with the 2010 annual meeting.  We also recorded higher audit and Sarbanes-Oxley Section 404 (“SOX 404”) fees in the first half of 2010 compared to 2009.  During the first half of 2010 the board of directors held more meetings than in 2009 and added an additional member in January 2010 which increased the year over year directors related costs.

Consulting and professional service expenses were reduced in the six months ended June 30, 2010 compared with 2009 as a result of lower public relations costs associated with New Mexico community relations and community information education activities incurred during the period when compared with the same period in 2009.

Net Losses. For the six months ended June 30, 2010 and 2009, we had net losses of $4.1 million and $3.8 million, respectively.

Cash Flow.  At of June 30, 2010 we had a cash balance of approximately $11.4 million compared with $9.3 million at the same date in 2009.

In the first six months of 2010, we had cash used in operations of $3.3 million. We used $238,000 in investing activities during the first half of 2010.  We increased the collateral supporting our South Texas financial surety requirements by $30,000 and made additions to our South Texas and New Mexico property, plant and equipment of $207,000 during the period.  These expenditures were primarily for land and mineral lease payments during the quarter.  During the first half of 2010 our net cash from financing activities increased by $8.9 million, primarily from the sale of 23,809,500 shares of common stock that were sold at a price of $0.42 per share on June 25, 2010 in an underwritten public offering. Net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $9.0 million.  We used approximately $62,000 during the period for principal payments for the Company’s capital leases.

In the first half of 2009, we had cash used in operations of $2.3 million. We used $359,000 in investing activities during the first half of 2009.  We increased the collateral supporting our South Texas financial surety requirements by $84,000 and made additions to our South Texas and New Mexico property, plant and equipment of $274,000 during the quarter.  These expenditures were primarily for land and mineral lease payments during the quarter.  For the period we also used approximately $84,000 during the period for principal payments for the Company’s capital leases.

Liquidity—Cash Sources and Uses for 2010

Our highest priority is to maintain a positive cash position while we await the return of the uranium market and improved prices.  Production ceased in the second quarter of 2009 when it was determined that the best economic decision for shareholders given the price of uranium at the time was to preserve the asset until appropriate margins could be made with the expected return of uranium prices.

We had $6.1 million in cash at year-end 2009 and had $11.4 million at the end of June 2010.  As of December 31, 2009 the Company had sold its entire uranium inventory and as such, we do not expect any additional sales revenue or related cash inflows for the Company in 2010.  We had targeted a $6 million annual burn rate, or $500,000 per month, for our core business operations as part of our cost reduction and cash conservation program. During the first half of 2010 we incurred certain non-routine expenditures for legal matters, trailing operations activities and South Texas project related costs that kept us from reaching the target.

The Company raised additional capital in June and July 2010 through an underwritten public offering. Under the transactions, a total of 27,142,830 shares of common stock were sold in the offering with net proceeds of approximately $10.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.  Our cash balance at July 31, 2010 was $12.1 million.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,841,000 and $5,761,000 were issued at June 30, 2010 and December 31, 2009, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,834,000 were issued for the benefit of the Company at June 30, 2010 and December 31, 2009. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at June 30, 2010 and December 31, 2009, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound in June 2007. The spot market price was $46.00 per pound as of July 26, 2010.

ITEM 4.                                                     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of and June 30, 2010.

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

Changes in Internal Controls

During the first six months of 2010 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

New Mexico Radioactive Material License

In the State of New Mexico, uranium recovery by ISR technology requires a combined source and 11e. (2) byproduct material (uranium recovery) license issued by the United States Nuclear Regulatory Commission (the “NRC” or the “Commission”). We applied for one license covering the four properties located in the Churchrock and Crownpoint districts collectively known as the Crownpoint Uranium Project (CUP). The Commission issued a uranium recovery license for the CUP in January 1998 that allowed licensed ISR operations to begin in the Churchrock district. In mid-1998, a panel of administrative law judges (NRC’s Atomic Safety and Licensing Board (hereinafter “Licensing Board”) determined that certain interested stakeholders who requested an NRC administrative hearing had standing to raise certain objections to the NRC license. The Licensing Board conducted administrative hearings from 1999 through 2007 which included a bifurcated hearing schedule, initial Licensing Board decisions, appeals to the Commission, settlement discussions, and a final Commission decision upholding HRI’s license.

Intervenors appealed the Commission’s final approved action to the United States Court of Appeals for the Tenth Circuit. On March 8, 2010 the Tenth Circuit rejected the petition and affirmed the action of the Commission in all respects. After this decision, petitioners requested that the Tenth Circuit rehear the case en banc.  In May 2010, the United States Court of Appeals for the Tenth Circuit denied the petition for a rehearing en banc.   Petitioners filed a motion with the United States Supreme Court (“Supreme Court”) to extend the time for filing a petition for certiorari or final review.  The Supreme Court granted petitioners’ motion and extended the time for filing a petition to September 15, 2010.

Tenth Circuit Court of Appeals Decision

On June 15, 2010 the United States Court of Appeals for the Tenth Circuit en banc held that the Company’s Section 8 property in Churchrock, New Mexico is not Indian Country.  The result of the ruling means the authority to issue a UIC permit to URI falls under the jurisdiction of the State of New Mexico, and not the U.S. Environmental Protection Agency (USEPA).  The jurisdictional dispute originated among the State of New Mexico, the USEPA and the Navajo Nation and was initially taken to the Tenth Circuit Court of Appeals. In January 2000, the issue was remanded to the USEPA. In February 2007, the USEPA reached a decision that Section 8 is Indian country, and therefore under its jurisdiction to administer the UIC permit. URI appealed the decision to the Tenth Circuit Court in April 2009. By a 2-1 decision the court upheld the EPA’s ruling. In August 2009, URI’s petition for an en banc review was granted and oral arguments were held January 2010. The subject ruling that the Section 8 property is not Indian Country is the result of the en banc review.

The opposing parties have the right to petition the Supreme Court for review within 90 days, or until September 13, 2010.

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

ITEM 1A.                    RISK FACTORS

None, in addition to those risk factors set forth in our Form 10-Q for the period ended March 31, 2010 and our Form 10-K for the year ended December 31, 2009.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of shareholders, held June 3, 2010, the Company’s shareholders re-elected its directors, voted to approve the recommended proposal for ratification of the Company’s independent auditors and voted for the recommended proposal to ratify the Company’s amended and restated Directors’ Stock Option Plan.

Following are the votes cast for and against each director.

Directors	For	Against
Paul K Willmott	15,299,088	594,621
Donald C. Ewigleben	15,078,572	815,137
Leland O. Erdahl	15,083,882	809,827
Terence J. Cryan	15,072,307	821,402
Marvin K. Kaiser	15,084,901	808,808
Robert M. Gallagher	15,094,607	799,102

Broker non votes for this proposal totaled 27,282,549 shares.

Votes on the proposal for ratification of Hein & Associates, LLP, independent accountants, as the Company’s independent auditors for the fiscal year ended December 31, 2010 are as follows:

	For	Against	Abstentions
Proposal for ratification of the Company’s independent auditors	41,367,268	1,015,825	793,165

Votes on the proposal for ratification of the Company’s Amended and Restated Directors’ Stock Option and Restricted Stock Plan are as follows:

	For	Against	Abstentions
Proposal for ratification of the Company’s amended and restated Directors’ Stock Option Plan	11,500,871	1,393,873	2,998,965

Broker non votes for this proposal totaled 27,282,549 shares.

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

URANIUM RESOURCES, INC.

Dated: August 9, 2010	By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer

Dated: August 9, 2010	By:	/s/ Thomas H. Ehrlich
Thomas H. Ehrlich
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company’s Form 8-K dated April 11, 2006, SEC File Number 000-17171).

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 10-K on March 16, 2010).

4.2*	Form of Warrant to Purchase Common Stock (filed with the Company’s Form 8-K on May 19, 2008).

10.1*	Amended and Restated Directors’ Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333- 00349 on January 22, 1996).

10.2*	Amended and Restated Employee’s Stock Option Plan (filed with the Company’s Form S-8 Registration No. 333-00403 on January 24, 1996).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-117653 on July 26, 2005).

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

E-1

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

10.43.1	Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan dated April 1, 2010.

10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company’s Form 10-Q dated May 10, 2007, SEC File No. 000-17171).

10.45*	Agreement dated September 3, 2009 between the Company and David N. Clark (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.46*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. Filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

21*	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

E-2