Form 10-Q
period 2010-09-30
URANIUM RESOURCES INC /DE/
filed 2010-11-08
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	92,486,756 as of November 5, 2010

URANIUM RESOURCES, INC.

2010 THIRD QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$10,505,189	$6,092,068
Receivables, net	4,602	63,890
Prepaid and other current assets	283,277	125,400
Total current assets	10,793,068	6,281,358

Property, plant and equipment, at cost:
Uranium properties	81,722,252	82,212,719
Other property, plant and equipment	948,687	886,992
Less-accumulated depreciation, depletion and impairment	(64,106,430)	(64,155,311)
Net property, plant and equipment	18,564,509	18,944,400

Long-term investment:
Certificates of deposit, restricted	6,827,795	6,786,000
	$36,185,372	$32,011,758

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	September 30, 2010	December 31, 2009
Current liabilities:
Accounts and short term notes payable	$566,226	$641,727
Current portion of restoration reserve	1,251,984	1,236,588
Royalties and commissions payable	665,745	693,303
Deferred compensation	697,028	—
Accrued legal settlement	1,375,000	—
Accrued interest and other accrued liabilities	398,485	321,235
Current portion of capital leases	90,740	112,559
Total current liabilities	5,045,208	3,005,412

Other long-term liabilities and deferred credits	4,423,625	5,487,389

Long term capital leases, less current portion	139,322	207,922
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 5 and 12)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2010—84,264,256; 2009—56,781,792	84,265	56,820
Paid-in capital	158,809,128	147,837,204
Accumulated deficit	(132,756,758)	(125,023,571)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	26,127,217	22,861,035
	$36,185,372	$32,011,758

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Revenues:
Uranium sales	$—	$1,406,782	$—	$4,616,145
Total revenue	—	1,406,782	—	4,616,145
Costs and expenses:
Cost of uranium sales
Royalties and commissions	—	143,319	—	448,971
Operating expenses	67,260	886,313	297,570	2,519,015
Accretion/amortization of restoration reserve	39,143	(3,818)	116,431	254,390
Depreciation and depletion	186,603	474,207	576,449	887,470
Impairment of uranium properties	352,631	400,231	742,278	1,815,220
Exploration expenses	—	34,929	725	39,752
Total cost of uranium sales	645,637	1,935,181	1,733,453	5,964,818
Loss from operations before corporate expenses	(645,637)	(528,399)	(1,733,453)	(1,348,673)

Corporate expenses
General and administrative	1,674,030	1,989,331	4,852,642	5,009,593
Provision for legal settlement	1,375,000	—	1,375,000	—
Depreciation	36,331	35,792	107,581	107,680
Total corporate expenses	3,085,361	2,025,123	6,335,223	5,117,273
Loss from operations	(3,730,998)	(2,553,522)	(8,068,676)	(6,465,946)

Other income (expense):
Interest expense	(7,597)	(10,119)	(18,430)	(31,722)
Interest and other income, net	74,114	39,053	353,919	153,508

Net loss	$(3,664,481)	$(2,524,588)	$(7,733,187)	$(6,344,160)

Net loss per common share:
Basic	$(0.04)	$(0.04)	$(0.12)	$(0.11)
Diluted	$(0.04)	$(0.04)	$(0.12)	$(0.11)

Weighted average common shares and common equivalent shares:
Basic	83,720,754	56,453,076	66,558,635	56,267,755
Diluted	83,720,754	56,453,076	66,558,635	56,267,755

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2010	2009
Net loss	$(7,733,187)	$(6,344,160)
Reconciliation of net loss to cash used in operations—
Accretion/amortization of restoration reserve	116,431	254,390
Depreciation and depletion	684,030	995,150
Impairment of uranium properties	742,278	1,815,220
Decrease in restoration and reclamation accrual	(1,072,148)	(1,487,541)
Stock compensation expense	795,743	960,811
Other non-cash items, net	14,858	2,132

Effect of changes in operating working capital items—
Increase (decrease) in receivables	59,288	(323,878)
Decrease in inventories	—	1,010,845
(Increase) decrease in prepaid and other current assets	(157,877)	299,355
Increase (decrease) in payables, accrued liabilities and deferred credits	1,349,191	(439,413)
Net cash used in operating activities	(5,201,393)	(3,257,089)

Investing activities:
Increase in certificates of deposit, restricted	(41,795)	(120,826)
Additions to property, plant and equipment—
Kingsville Dome	(143,324)	(109,524)
Vasquez	(7,500)	(99,578)
Rosita	(63,852)	(31,759)
Churchrock	(125,543)	(107,626)
Section 13 Drilling	(89,882)	—
Other property	(26,797)	(38,482)
Net cash used in investing activities	(498,693)	(507,795)

Financing activities:
Issuance of common stock, net	10,203,626	—
Payments on borrowings	(90,419)	(122,478)
Net cash provided by (used in) financing activities	10,113,207	(122,478)
Net increase (decrease) in cash and cash equivalents	4,413,121	(3,887,362)
Cash and cash equivalents, beginning of period	6,092,068	12,041,592
Cash and cash equivalents, end of period	$10,505,189	$8,154,230

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements September 30, 2010 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2009 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During 2009, we continued to significantly decrease our cost structure by implementing tighter spending controls, reducing employment, limiting exploration activities, and reducing public and government relations activities in New Mexico and Texas.  The Company raised a total of approximately $10.2 million, net of expenses in additional capital in June and July 2010 through the sale of 27,142,830 shares of the Company’s common stock.  Approximately $9.0 million, net, was raised on June 25, 2010 with the issuance of 23,809,500 shares at a price of $0.42 per share and approximately $1.2 million, net, was raised on July 16, 2010 with the issuance of 3,333,330 shares at $0.42 per share in connection with the exercise of an over-allotment option by the underwriter.  In November 2010, the Company raised a total of approximately $9.0 million, net of expenses, in additional capital through the sale of 8,222,500 shares of the Company’s common stock at a price of $1.16 per share.

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

During the first three quarters of 2009, a total of 142,680, 164,016 and 69,092 shares of restricted stock were granted to five executive officers at a price of $0.615, $0.535 and $1.27 per share, respectively in connection with a cash conservation plan for 2009.  Under the plan, cash compensation was reduced by $87,750 for each quarter.  The issuance price was determined by the average closing price of the last ten trading days of the quarter prior to the grant date. The shares vested one year from the date of grant. At September 30, 2010 all of these shares have vested.

4.                                      URANIUM PROPERTIES

Kingsville Dome Project

Production from Kingsville Dome for the nine months of 2010 and 2009 was 0 and 55,600 pounds, respectively.  Total capital expenditures for Kingsville Dome for the first nine months of 2010 and 2009 was $143,000 and $110,000, respectively, and was related to land and mineral lease payments.

During June 2009, the two remaining producing wellfields at Kingsville Dome were shut-down as a result of these wellfields being depleted. We are conducting ongoing restoration activities at this project and incurred $693,000 and $778,000 in costs for the nine months ended September 30, 2010 and 2009, respectively.

Rosita Project

We began production at one new wellfield at Rosita in August 2008.  Due to poor economics driven by technical challenges and lower uranium prices, production from this wellfield was shut-in in October 2008.  Capital expenditures for the first nine months of 2010 and 2009 were minimal with approximately $64,000 and $32,000, respectively, being spent for land and mineral lease payments. We conducted ongoing restoration activities at this project in 2009 incurring $245,000 in costs.  We are currently in the stabilization phase of our groundwater restoration process for two of the three production areas at Rosita where the economically recoverable reserves have been mined out.

Vasquez Project

Production at the Vasquez project was shut-down during October 2008. The economically recoverable reserves from this project have been mined out.  We are conducting ongoing restoration activities at this project and incurred $379,000 and $465,000 in costs for the nine months ended September 30, 2010 and 2009, respectively.  In the first nine months of 2010 and 2009, we incurred $7,500 and $100,000, respectively, of capital expenditures primarily for land and mineral lease payments.

Impairment of Uranium Properties

At September 30, 2010, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value.  An increase in the estimated costs for each of our South Texas projects resulted in an increase in the estimated future cash flow to be expended on each site.  Such determination resulted in an impairment provision of approximately $742,000 and $1.8 million for the first nine months of 2010 and 2009, respectively.  The 2010 impairment consisted of $481,000 related to Kingsville Dome, $216,000 related to Vasquez and $45,000 for Rosita. The 2009 impairment consisted of $1.8 million related to Kingsville Dome, $10,000 related to Vasquez and $54,000 for Rosita. The net carrying value of the Kingsville Dome, Rosita and Vasquez projects are approximately $5.4 million, $5.0 million and $505,000, respectively, at September 30, 2010.

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

Stock Compensation Expense

Stock compensation expense for the nine months ended September 30, 2010 and 2009 was $796,000 and $961,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2010 for the expected term. The expected term was estimated based on historical averages over the most recent periods ending September 30, 2010.

At the June 2010 annual meeting of the stockholders, each of the non-employee directors of the Company was granted 50,000 shares of restricted common stock of the Company under the Amended and Restated 2004 Directors Stock Option and Restricted Stock Plan (the “Amended 2004 Directors’ Plan”) in lieu of the annual stock option grants made in connection with the annual meeting.  Such shares vest 25% per year on the anniversary date of their grant date.  In the first quarter of 2010, 50,000 stock options were granted to a newly appointed director at an exercise price of $0.76 per share and fair value of $0.73 per option under the 2004 Directors’ Stock Option Plan.  The non-employee directors held options covering 781,250 shares and 200,000 shares for restricted stock under the Amended 2004 Directors’ Plan at September 30, 2010. At September 30, 2010, 131,250 shares were available for future stock option and restricted share grants under the Amended 2004 Directors’ Plan.

A total of 85,000 stock options were granted to employees of the Company at an exercise price of $0.73 per share and fair value of $0.70 per option in April 2010 under the Company’s 2004 Stock Incentive Plan.  These options vest ratably over four years.  There were options covering 2,982,138 shares under the Company’s stock option plans at September 30, 2010.  At September 30, 2010, 515,583 shares were available for future grants under these plans.

In September 2009, the Company hired Donald C. Ewigleben as the Company’s President, CEO and COO.  In connection with the hire, the Company granted Mr. Ewigleben a total of 400,000 restricted shares of the Company’s common stock.  100,000 of these shares vested on March 3, 2010; the remaining 300,000 shares vest 1/3 on September 3, 2010, 2011 and 2012.  The vesting of the remaining 300,000 restricted shares is also subject to certain annual performance objectives as specified in Mr. Ewigleben’s employment agreement.  Restricted stock grants are valued using the fair market value of the stock on the date of grant.

A total of 65,820 and 73,751 shares of restricted stock were granted in the first and second quarters of 2010, respectively, to four executive officers on January 4 and April 1, 2010 in connection with a cash conservation plan initiated in 2009.  All of these shares vest one year from the date of grant.  Restricted stock grants are valued using the fair market value of the stock on the date of grant. The Company recognized stock compensation expense for the restricted share grants of approximately $66,400 during the first nine months of 2010.

Effective September 30, 2010, Robert M. Gallagher resigned as a member of the Board of Directors and, as of October 1, 2010 was engaged as a consultant to assist the Company in its efforts to advance toward production in New Mexico. Mr. Gallagher is engaged through the entity RMG Consulting, LLC, a government and community relations firm in which he is a principal.

In connection with this change, the terms of the equity awards granted to Mr. Gallagher were modified whereby the vesting attributable to 25% of the 50,000 share stock option grant made on January 20, 2010 was accelerated to the date of his resignation and the exercise period was extended to September 30, 2012.  In addition, the vesting attributable to 25% of the 50,000 share restricted stock grant made on June 3, 2010 was accelerated to the date of his resignation.  The Company recognized stock compensation expense for the modifications of approximately $12,000 during the first nine months of 2010.  All remaining unvested equity awards were forfeited upon his resignation.

The total estimated unrecognized compensation cost from the unvested restricted grants at September 30, 2010 was approximately $319,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-4 years.

Stock Options for the Nine months Ended September 30, 2010

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2010:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term —in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	4,406,074	$2.75
Granted	135,000	0.74
Exercised	(63)	0.16
Canceled or forfeited	(815,123)	2.73
Options outstanding at September 30, 2010	3,725,888	$2.68	5.3	$301,995

Options exercisable at September 30, 2010	3,403,388	$2.64	4.9	$180,093

Shares available for grant under the Stock Option Plans as of September 30, 2010 were 646,833.

Stock options outstanding and currently exercisable at September 30, 2010 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	1,882,262	3.8	$1.31	1,882,262	$1.31
2004 Stock Incentive Plan	1,099,876	6.3	3.14	1,014,876	3.34
2004 Directors’ Plan	743,750	7.5	5.50	506,250	6.21
	3,725,888	5.2	$2.66	3,403,388	$2.65

Total estimated unrecognized compensation cost from unvested stock options at September 30, 2010 was approximately $705,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from approximately 2-4 years.

7.                                      ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the nine months ended September 30, 2010:

Reserve for future restoration and reclamation costs beginning of period	$5,526,949
Additions and changes in estimates	604,377
Costs incurred	(1.072,148)
Accretion expense	116,431
Reserve for future restoration and reclamation costs at end of period	$5,175,609

8.                                      SHAREHOLDERS’ EQUITY

On June 25, 2010, the Company completed an underwritten public offering under which 23,809,500 shares common stock of were sold at a price of $0.42 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $9.0 million.

On July 16, 2010, the Company sold an additional 3,333,330 shares at $0.42 per share in connection with the full exercise of the over-allotment option held by ROTH Capital Partners, the underwriter in the June 2010 transaction.  With the exercise of the over-allotment option, a total of 27,142,830 shares of common stock were sold in the offering with net proceeds to URI of approximately $10.2 million, after deducting underwriting discounts and commissions and estimated offering expenses.

The offerings were made pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on May 7, 2010, which became effective on May 21, 2010.

The following table details the changes in shareholders equity for the quarter ended September 30, 2010:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2009	56,781,792	$56,820	$147,837,204	$(125,023,571)	$(9,418)
Common stock issuance	27,142,830	27,143	10,176,473
Net loss	—	—	—	(7,733,187)	—
Stock compensation expense	—	—	795,743	—	—
Common stock issuance for stock options exercise	63	—	10	—	—
Restricted stock issuance	339,571	302	(302)
Balances, September 30, 2010	84,264,256	$84,265	$158,809,128	$132,756,758)	$(9,418)

See Note 6 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

10.                               EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 6,045,313 were excluded from the calculation of earning per share because they were anti-dilutive due to our net loss position for the nine months ended September 30, 2010.

11.                               TENTH CIRCUIT COURT OF APPEALS DECISION

On June 15, 2010 the United States Court of Appeals for the Tenth Circuit en banc held that the Company’s Section 8 property in Churchrock, New Mexico is not Indian Country.  The result of the ruling means the authority to issue a UIC permit to URI falls under the jurisdiction of the State of New Mexico, and not the U.S. Environmental Protection Agency (USEPA).  The opposing parties had the right to petition the Supreme Court for review until September 13, 2010; however no petitions were filed as of the deadline and the allowable time for opposing parties to petition the United States Supreme Court has expired.

In March 2010, the Tenth Circuit Court upheld URI’s NRC license to conduct in situ recovery (ISR) uranium mining in McKinley County, the only such license in the state of New Mexico. That license allows for the production of up to 1 million pounds per year from Churchrock until a successful commercial demonstration of restoration is made, after which mining on other properties can begin and the quantity of production can be increased to 3 million pounds per year.  Petitioners filed a motion with the United State Supreme Court to extend the time of filing a petition for certiorari or final review.  The Supreme Court granted petitioners’ motion and extended the time for filing a petition to September 15, 2010. Prior to the deadline the petitioners filed for review of this ruling to the United States Supreme Court.

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

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in a May 2008 private placement. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At September 30, 2010, the Company’s registration statement was and remains effective.

The Company has entered into Compensation Agreements with Executive Officers of the Company that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-nine months for the Executive Chairman of the Company and twenty-four months for the other officers, following such change in control. The Compensation Agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.  The Company has an employment agreement with Mr. Donald C. Ewigleben, the Company’s President and CEO, which provides for severance payments to Mr. Ewigleben upon termination of his employment under certain circumstances.  Severance payments for Mr. Ewigleben’s termination range from one year’s base salary plus 60% bonus to two year’s base salary plus a 60% bonus.  The agreement also contains certain change of control provisions which provide for two year’s base salary plus a 60% bonus, continuation of health benefits, acceleration of unvested stock options and restricted common stock awards and the extension of exercise periods for stock options by 90 days.

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. Performance bonds totaling $2,834,000 were issued for the benefit of the Company at September 30, 2010 and December 31, 2009.  At September 30, 2010 the Company had deposited funds totaling $386,000 to collateralize the bond obligation.  In September 2010, the Company received notice from the bonding company requesting that the Company either increase the collateral supporting the bonds to 100% of the bond amount by making equal quarterly payments of $500,000 or cause the release of the bonds by the fourth quarter of 2011.  The amount of bonding issued by the carrier exceeded the amount of collateral by $2.5 million at September 30, 2010 and December 31, 2009, respectively.  In the event that the carrier is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

In June 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On September 29, 2010, the counsel for Uranium Resources, Inc. and the plaintiffs signed a settlement agreement in this matter.  While the Company believes that its defense in this matter is valid, counsel to the Company was unable to conclusively predict the outcome of the litigation and a reasonable cost for completion.  If a determination were made that invalidated the leases on which the Company has previously produced uranium, the outcome could have had material adverse affect on the Company’s financial condition.  As a result, the Company believed it was in its best interest to settle the matter. Under the settlement, the Plaintiffs will ratify, confirm and recognize the validity in all respects of the leases, agree to cooperate with the Company and execute a stipulation of interest with regard to their respective interests and agree to support and not interfere, either directly or indirectly, with the Company’s efforts to obtain permits, licenses or other authorizations from the different regulatory and governmental agencies with regard to any mining or other operations.  The Company will pay to Plaintiffs $1.375 million in cash which includes amounts for prior royalties that the plaintiffs had previously rejected.  In addition royalties due for future production from the leases will be amended from a 6.25% royalty rate to a sliding scale royalty ranging from 9% to 15%.  The settlement is subject to execution of amendments to the leases to reflect the foregoing and to documentation of other aspects of the settlement and dismissal of the suit.

13.                               SUBSEQUENT EVENTS

In November 2010, the Company sold 8,222,500 shares of common stock at a price of $1.16 per share in an underwritten registered offering. Net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $9.0 million. Proceeds will be used for general corporate purposes and to fund potential future acquisitions. The offering was made pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on May 7, 2010, which became effective on May 21, 2010.

On November 3, 2010, the Company signed a non-binding letter of intent with Power Resources, Inc. doing business as Cameco Resources (“CR”), a subsidiary of Cameco, for a three-phase exploration program funded by CR and an option for a production joint venture on a large ranch in South Texas.  The agreement is contingent upon URI successfully completing a three-year lease option agreement with the land owner as well as the negotiation and execution of final definitive agreements between the Company and CR.

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

Overview

URI explores for and produces uranium in South Texas where it has two remaining production operations that are currently on stand-by: Kingsville Dome and Rosita. URI also has an estimated 101.4 million pounds of in place mineralized uranium material on 183,000 acres in New Mexico. Our operations are heavily influenced by the price of uranium both on the spot and long-term markets. The spot price of uranium, which has fluctuated from a high of $136.00 per pound in June 2007 to its recent price level of $53.50 per pound, has been the primary driver of the strategic decisions of the Company.

Our strategy has been focused on two main fronts: 1) advancing our New Mexico assets towards production, and 2) expanding our resource base in Texas.

During the first quarter of 2010, our Board of Directors approved a revised strategic plan which emphasized cash conservation and addressed the Company’s future cash needs, as well as its strategic options for unlocking potential value for shareholders by utilizing its current assets and by evaluating possible regional and structural synergies.  Key operational points of the plan for our Texas properties are (i) prepare to be in a position to return to production in Texas should the price of uranium return to a level sufficient to generate positive cash flow; (ii) analyze exploration potential in South Texas and enhance exploration capabilities; (iii) maintain restoration activities in South Texas in accordance with existing agreements and requirements; and (iv) analyze synergistic opportunities and asset monetization prospects in Texas.

South Texas Production:    Since concluding uranium production from our last remaining wellfields in Texas in July 2009, we no longer have a source of revenue or operating cash flow.  We produced approximately 58,500 pounds of uranium from our South Texas operations in the first nine months of 2009 but currently have no production operations.  Current activity at Kingsville Dome is primarily focused on the restoration of depleted wellfields. The last wellfield at Vasquez was fully depleted in October 2008 and the project is now undergoing restoration. Production from Rosita was started in June 2008, but was suspended in October 2008 due to poor economics driven by increased operating costs as a result of technical operating challenges and the decreased price of uranium.  We are currently in the stabilization phase of groundwater restoration at the Rosita project.

Due to higher costs, combined with geologic and technical risk and unknown market risk, we suspended development activities in the fourth quarter of 2008 until the economics justify further activity. We are continuing to seek opportunities for the rights to potential uranium properties in South Texas and New Mexico in geographic areas that have historically held significant uranium resources. There can be no assurance that we will be successful in the acquisition of such properties, or if acquired, that such properties will contain commercially viable uranium deposits.

Financial Condition and Results of Operations

Comparison of Three and Nine months Ended September 30, 2010 and 2009

Production and production costs.  We had no uranium production in the first nine months of 2010.  In the first nine months of 2009, we produced 47,200 pounds and received positive inventory adjustments of 11,300 pounds.

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

The following table details our production and production cost breakdown for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine months Ended September 30,
	2010 (1)	2009 (1)		2010 (1)	2009
Total uranium production (lbs.)	—	6,600		—	58,500

Total operating costs	$67,000		$284,000	$298,000	$1,508,000
Per pound operating costs	N/A	$	N/A	N/A	$25.77
Total deprec. and depletion costs	$187,000		$366,000	$576,000	$685,000
Per pound DD&A cost	N/A	$	N/A	N/A	$11.71
Total production cost	$254,000		$650,000	$874,000	$2,193,000
Production cost per pound	N/A	$	N/A	N/A	$37.48

(1) 2010 and 3rd Quarter 2009 operating costs and total depreciation and depletion costs represent stand-by costs at our Kingsville Dome, Rosita and Vasquez facilities.

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

Reconciliation of production costs to cost of uranium sales:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Operating costs	$67,000	$284,000	$298,000	$1,508,000
Change in uranium inventory	$—	$603,000	$—	$1,011,000
Operating expense for uranium production sold	$—	$887,000	$—	$2,519,000
Depreciation and depletion costs	$187,000	$366,000	$576,000	$685,000
Change in uranium inventory	$—	$108,000	$—	$202,000
Depreciation and depletion for uranium production sold	$—	$474,000	$—	$887,000
Total production costs	$254,000	$650,000	$874,000	$2,193,000
Change in uranium inventory	$—	$711,000	$—	$1,213,000
Direct cost of uranium production sold	$—	$1,361,000	$—	$3,406,000

Uranium Sales.   For the first nine months of 2010 we did not have any uranium sales.   In the first nine months of 2009, we sold 94,000 pounds, generating revenue of $4.6 million ($49.11 per pound).

Cost of Uranium Sales.   Our cost of uranium sales from the sale of produced uranium in the first nine months of 2010 was $1.7 million compared with $6.0 million in the same period of 2009.  Total cost of uranium sales includes royalties and commissions related to our uranium sales, production costs, including operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, exploration costs and impairment costs for the write-down of uranium assets.

The following table details the direct cost of uranium sales and royalties and commissions breakdown for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine months Ended September 30,
	2010	2009 (1)		2010	2009
Total pounds sold	—	29,800		—	94,000
Total operating expenses	$67,000		$887,000	$298,000	$2,519,000
Per pound operating expense	$—	$	N/A	$—	$26.80
Depreciation and depletion	$187,000		$474,000	$576,000	$887,000
Per pound DD&A expense	$—	$	N/A	$—	$9.44
Direct cost of uranium production sold	$254,000		$1,361,000	$874,000	$3,406,000
Direct cost of sales per pound	$—	$	N/A	$—	$36.24

Royalties and commissions	$—		$143,000	$—	$449,000
Royalties and commissions per pound	$—		$4.81	$—	$4.78

(1)          Costs incurred during the quarter for our South Texas projects related to stand-by or care and maintenance costs and are not applicable to uranium production on a per pound basis.  The production reflected for the quarter resulted from positive assaying adjustments from previous uranium shipments.

The costs for the nine months ended September 30, 2010 resulted from shut-in costs at our Kingsville Dome, Rosita and Vasquez projects. Our 2009 production was sourced from the remaining two wellfields at Kingsville Dome and was supplemented by nominal amounts derived from finalized assaying of prior Vasquez shipments.

Royalties and Commissions.   For the first nine months of 2010, we did not have any royalties and commissions from uranium sales.  During the first nine months of 2009, royalties and commissions for Vasquez and Kingsville Dome production sold totaled $449,000, representing 9.7% of sales.

Operating Expenses.    During the first nine months of 2010, operating expenses resulted from stand-by costs related to our Kingsville Dome, Vasquez and Rosita projects of $298,000 with such costs charged to operations. During the first nine months of 2009, operating expenses for Vasquez and Kingsville Dome production sold was $2.5 million. During this period we incurred approximately $374,000 of stand-by costs related to our Vasquez and Rosita projects with such costs charged to operations.

Depreciation and Depletion.    During the first nine months of 2010, we incurred stand-by depreciation and depletion expense attributable to our Rosita, Vasquez and Kingsville Dome projects of $576,000. During the same period in 2009, we incurred depreciation and depletion expense attributable to our Vasquez and Kingsville Dome production and stand-by costs of $887,000.

Impairment of Uranium Properties.    During the first nine months of 2010 and 2009, we determined the carrying value of our uranium assets were impaired and recorded an impairment provision of approximately $742,000 and $1.8 million in 2010 and 2009, respectively.

Accretion and Amortization of Future Restoration Costs.    Accretion and amortization of future restoration costs in the first nine months of 2010 and 2009 was $116,000 and $254,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $6.2 million and $5.1 million, respectively during the nine months ended September 30, 2010 and 2009.

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 were:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Stock compensation expense	$270,000	$579,000	$796,000	$961,000
Salaries and payroll burden	606,000	493,000	1,676,000	1,600,000
Provision for legal settlement	1,375,000	—	1,375,000	—
Legal, accounting, public company expenses	327,000	423,000	1,271,000	1,012,000
Insurance and bank fees	169,000	167,000	402,000	408,000
Consulting and professional services	169,000	184,000	365,000	611,000
Office, travel and other expenses	133,000	143,000	343,000	418,000

Total	$3,049,000	$1,989,000	$6,228,000	$5,010,000

The non-cash stock compensation expense recorded for the nine months ended September 30, 2010 and 2009 resulted from issuance of stock options and restricted stock. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock.

Increased salary and payroll costs in 2010 compared with 2009 of $76,000 resulted primarily from an increase in the number of employees for 2010 when compared to 2009.

The provision for legal settlement of $1.375 million in the third quarter of 2010 resulted from the signing on September 29, 2010, of a settlement agreement in the June 2008 suit for declaratory judgment titled, Saenz v. URI Inc. which was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas.  Under the Settlement, the Plaintiffs will ratify, confirm and recognize the validity in all respects of the leases, agree to cooperate with the Company and execute a stipulation of interest with regard to their respective interests and agree to support and not interfere, either directly or indirectly, with the Company’s efforts to obtain permits, licenses or other authorizations from the different regulatory and governmental agencies with regard to any mining or other operations.  The Company will pay to Plaintiffs $1.375 million in cash which includes amounts for prior royalties that the plaintiffs had previously rejected.  In addition royalties due for future production from the leases will be amended from a 6.25% royalty rate to a sliding scale royalty ranging from 9% to 15%.  The Settlement is subject to execution of amendments to the leases to reflect the foregoing and to documentation of other aspects of the settlement and dismissal of the suit.

The Company’s legal, accounting and public company expenses had a net increase of $259,000 in the first nine months of 2010 compared with 2009. The primary increase related to a significant amount of pre-trial legal activities in 2010 related to the Saenz lawsuit, and preparation of the proxy statement in conjunction with the 2010 annual meeting.  We also recorded higher audit and Sarbanes-Oxley Section 404 (“SOX 404”) fees in the first nine months of 2010 compared to 2009.  Fees paid to directors were higher in the nine months ended September 2010 than in the same period in 2009 due to both an increase in the number of meetings held and the addition of another director in January 2010.

Consulting and professional service expenses were reduced in the nine months ended September 30, 2010 compared with 2009 as a result of lower public relations costs associated with New Mexico community relations and community information education activities incurred during the period when compared with the same period in 2009.

Net Losses. For the nine months ended September 30, 2010 and 2009, we had net losses of $7.7 million and $6.3 million, respectively.

Cash Flow.  At of September 30, 2010 we had a cash balance of approximately $10.5 million compared with $8.2 million at the same date in 2009.

In the first nine months of 2010, we had cash used in operations of $5.2 million. We used $499,000 in investing activities during the first nine months of 2010.  We increased the collateral supporting our South Texas financial surety requirements by $42,000 and made additions to our South Texas and New Mexico property, plant and equipment of $457,000 during the period.  These expenditures were primarily for land and mineral lease payments during the quarter.  During the first nine months of 2010 our net cash from financing activities increased by $10.1 million, primarily from the sale of 27,142,830 shares of common stock that were sold at a price of $0.42 per share on June 25, 2010 and July 16, 2010 in an underwritten public offering. Net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $10.1 million.  We used approximately $90,000 during the period for principal payments for the Company’s capital leases.

In the first nine months of 2009, we had cash used in operations of $3.3 million. We used $508,000 in investing activities during the first nine months of 2009.  We increased the collateral supporting our South Texas financial surety requirements by $121,000 and made additions to our South Texas and New Mexico property, plant and equipment of $387,000 during the quarter.  These expenditures were primarily for land and mineral lease payments during the quarter.  For the period we also used approximately $122,000 during the period for principal payments for the Company’s capital leases.

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

We had $6.1 million in cash at year-end 2009 and had $10.5 million at the end of September 2010.  As of December 31, 2009 the Company had sold its entire uranium inventory and as such, we do not expect any additional sales revenue or related cash inflows for the Company in 2010.  The Company raised additional capital in June and July 2010 through an underwritten public offering. Under the transactions, a total of 27,142,830 shares of common stock were sold in the offering with net proceeds of approximately $10.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

The Company raised additional capital in November 2010 through an underwritten public offering. Under the transaction, a total of 8,222,500 shares of common stock were sold in the offering with net proceeds of approximately $9.0 million, after deducting underwriting discounts and commissions.

On September 29, 2010, in connection with the legal action initiated in June 2008 titled, Saenz v. URI Inc., we entered into a settlement agreement in the June 2008 under which we will pay to Plaintiffs $1.375 million in cash which includes amounts for prior royalties that the plaintiffs had previously rejected. The payment of this settlement is subject to execution of amendments to the leases and to documentation of other aspects of the settlement and dismissal of the suit and is expected to be made prior to year end 2010.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,841,000 and $5,761,000 were issued at September 30, 2010 and December 31, 2009, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,834,000 were issued for the benefit of the Company at September 30, 2010 and December 31, 2009.  At September 30, 2010 the Company had deposited funds totaling $386,000 to collateralize the bond obligation.  In September 2010, the Company received notice from the bonding company requesting that the Company either increase the collateral supporting the bonds to 100% of the bond amount by making equal quarterly payments of $500,000 or cause the release of the bonds by the fourth quarter of 2011.  The amount of bonding issued by the carrier exceeded the amount of collateral by $2.5 million at September 30, 2010 and December 31, 2009, respectively.  In the event that the carrier is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound in June 2007. The spot market price was $53.50 per pound as of November 1, 2010.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of and September 30, 2010.

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

Changes in Internal Controls

During the first nine months of 2010 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Intervenors appealed the Commission’s final approved action to the United States Court of Appeals for the Tenth Circuit. On March 8, 2010 the Tenth Circuit rejected the petition and affirmed the action of the Commission in all respects. After this decision, petitioners requested that the Tenth Circuit rehear the case en banc.  In May 2010, the United States Court of Appeals for the Tenth Circuit denied the petition for a rehearing en banc.   Petitioners filed a motion with the United States Supreme Court (“Supreme Court”) to extend the time for filing a petition for certiorari or final review.  The Supreme Court granted petitioners’ motion and extended the time for filing a petition to September 15, 2010 and prior to the deadline the petitioners filed for review of this ruling to the United States Supreme Court.

Tenth Circuit Court of Appeals Decision

On June 15, 2010 the United States Court of Appeals for the Tenth Circuit en banc held that the Company’s Section 8 property in Churchrock, New Mexico is not Indian Country.  The result of the ruling means the authority to issue a UIC permit to URI falls under the jurisdiction of the State of New Mexico, and not the U.S. Environmental Protection Agency (USEPA).  The opposing parties had the right to petition the Supreme Court for review until September 13, 2010; however no petitions were filed as of deadline and the ability for opposing parties to petition the United States Supreme Court has expired.

Kingsville Dome Lessor Legal Action

In June 2008 a suit for declaratory judgment titled, Saenz v. URI Inc., was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas leased to the Company, seeking a declaratory judgment that a certain lease is limited to one specific lot only and does not encompass other adjacent lands. The Company has a lease on the adjacent lands from the same mineral owners and has produced over 340,000 pounds of uranium from those lands in 2007 and 2008. The Company entered a general denial of the claims. On September 24, 2008 the mineral owners amended their suit to include a declaration that both of the leases held by the Company are not valid. The Company has entered a general denial and other specific defenses to the amended complaint. The Company has produced uranium from both leases. On September 29, 2010, the counsel for Uranium Resources, Inc. and the plaintiffs signed a settlement agreement in this matter.  While the Company believes that its defense in this matter is valid, counsel to the Company was unable to conclusively predict the outcome of the litigation and a reasonable cost for completion.  If a determination was made that invalidated the leases on which the Company has previously produced uranium, the outcome could have had a material adverse affect on the Company’s financial condition.  As a result, the Company believed it was in its best interest to settle the matter. Under the Settlement, the Plaintiffs will ratify, confirm and recognize the validity in all respects of the leases, agree to cooperate with the Company and execute a stipulation of interest with regard to their respective interests and agree to support and not interfere, either directly or indirectly, with the Company’s efforts to obtain permits, licenses or other authorizations from the different regulatory and governmental agencies with regard to any mining or other operations.  The Company will pay to

Plaintiffs $1.375 million in cash which includes amounts for prior royalties that the plaintiffs had previously rejected.  In addition royalties due for future production from the leases will be amended from a 6.25% royalty rate to a sliding scale royalty.  The Settlement is subject to execution of amendments to the leases to reflect the foregoing and to documentation of other aspects of the settlement and dismissal of the suit.

ITEM 1A.  RISK FACTORS

None, in addition to those risk factors set forth in our Form 10-Q for the period ended March 31, 2010 and our Form 10-K for the year ended December 31, 2009 and the following:

Liquidity

On September 29, 2010, in connection with the legal action initiated in June 2008 titled, Saenz v. URI Inc., we entered into a settlement agreement under which we will pay to plaintiffs $1.375 million in cash which includes amounts for prior royalties that the plaintiffs had previously rejected. The payment of this settlement is subject to execution of amendments to the related leases and to documentation of other aspects of the settlement and dismissal of the suit and is expected to be made in November 2010.

We had $6.1 million in cash at December 31, 2009 and $10.5 million at September 30, 2010. As of December 31, 2009 the Company had sold its entire uranium inventory and as such, we do not expect any additional sales revenue or related cash inflows for the Company in 2010. The Company raised additional capital in June and July 2010 through an underwritten public offering. Under the transactions, a total of 27,142,830 shares of common stock were sold in the offering with net proceeds of approximately $10.1 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company raised additional capital in November 2010 through an underwritten public offering. Under the transaction, a total of 8,222,500 shares of common stock were sold in the offering with net proceeds of approximately $9.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.

The Company expects that its existing cash, together with the net proceeds of these offerings, will provide sufficient liquidity into 2012. At such time, additional sources of cash will be required to maintain our liquidity.

Our inability to obtain financial surety would threaten our ability to continue in business.

Bonding requirements to comply with federal and state environmental and remediation requirements and to secure necessary licenses and approvals will increase significantly when future development and production occurs at our sites in Texas and New Mexico. The amount of the bonding for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the bonds will require us to provide cash collateral equal to the face amount of the bond to secure the obligation. We have received notice from our surety company demanding that we either increase the collateral supporting the bonds to 100% of the bond amount totalling approximately $2.5 million, or cause the release of the bonds by the fourth quarter of 2011. In the event we are not able to raise, secure or generate sufficient funds necessary to satisfy these bonding requirements, we will be unable to develop our sites and bring them into production, which inability will have a material adverse impact on our business and may negatively affect our ability to continue to operate.

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

URANIUM RESOURCES, INC.

Dated: November 8, 2010	By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer

Dated: November 8, 2010	By:	/s/ Thomas H. Ehrlich
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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated September 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated September 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated September 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated September 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated September 30, 1999, SEC File Number 000-17171).

10.16.1*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10KSB dated March 31, 2006, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).

10.17.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company’s Annual Report on Form 10KSB dated March 31, 2006, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

E-1

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

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

10.43.1*	Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan dated April 1, 2010 (filed with the Company’s Form 10-Q dated August 9, 2010, SEC File No. 000-17171)..

10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company’s Form 10-Q dated May 10, 2007, SEC File No. 000-17171).

10.45*	Agreement dated September 3, 2009 between the Company and David N. Clark (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.46*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.47*	Consulting Services Agreement with RMG Consulting, LLC dated October 1, 2010 (Filed with the Company’s Form 8-K dated October 4, 2010, SEC File No. 001-33404).

14*	Uranium Resources, Inc. Code of Ethics for Senior Executives. Filed with the Company’s Annual Report on Form 10-KSB dated March 30, 2004, SEC File Number 000-17171).

21*	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.

E-2