Form 10-K
period 2010-12-31
URANIUM RESOURCES INC /DE/
filed 2011-03-30
CIK 839470

Use these links to rapidly review the document

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33404

URANIUM RESOURCES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State of Incorporation)	75-2212772 (I.R.S. Employer Identification No.)
405 State Highway Bypass 121, Building A, Suite 110 Lewisville, Texas (Address of principal executive offices)	75067 (Zip code)

(972) 219-3330
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDAQ Capital Market

         Securities registered pursuant to Section 12(g) of the Act: None

         (Title of class)

         Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2010, was approximately $21,613,583. Number of shares of Common Stock, $0.001 par value, outstanding as of March 14, 2011: 93,395,030 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K report are incorporated by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2011 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

ii

iii

PART I

        The "Company" or "Registrant" or "URI" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-K contains "forward-looking statements." These statements include, without limitation, statements relating to management's expectations regarding the Company's ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Risk Factors" beginning on page 9[?].

        Certain terms used in this Form 10-K and other industry terms are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

Item 1.    Business.

The Company

        Uranium Resources, Inc. (URI) is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium mines in South Texas using the in-situ recovery mining process (ISR). Since its founding, URI has produced over 8 million pounds U3O8 from five Texas projects, two of which have been fully restored and returned to the land owners. The Company currently has two fully licensed ISR processing facilities in Texas: Kingsville Dome and Rosita. Since 1986, the Company has built a significant asset base in New Mexico that includes 101.4 million pounds U3O8 of in-place mineralized uranium material on 183,000 acres of uranium mineral holdings. We have a Nuclear Regulatory Commission (NRC) license to build a 3 million pound U3O8 per year ISR processing facility at Crownpoint, New Mexico. As of March 14, 2011 we had 40 employees. As a result of low uranium prices, we ceased production in 2009. Our plan is to preserve cash and maintain liquidity to allow the Company to be in a position to resume uranium production when sustained prices support such activities.

New Mexico Assets

        URI holds a NRC source materials license to build and operate an ISR uranium processing facility on company-owned property at Crownpoint, New Mexico. The license allows for ISR mining at the Churchrock and Crownpoint projects that together hold nearly 34 million pounds U3O8 of in-place mineralized uranium material. The license allows for the production of up to 1 million pounds per year from Churchrock until a successful commercial demonstration of restoration is made; after which the quantity of production can be increased and mining on other properties can begin. Total production under the license is limited to 3 million pounds U3O8 per year. This project has been delayed due to depressed uranium prices and by a lawsuit to determine whether the U.S. Environmental Protection Agency ("USEPA") or the State of New Mexico has the jurisdiction to issue the Underground Injection Control (UIC) program permits. On June 15, 2010 the United States Court of Appeals for the Tenth Circuit en banc held that the Company's Section 8 property in Churchrock, New Mexico is not Indian Country. The ruling means that the authority to issue a UIC permit to URI falls under the jurisdiction of the State of New Mexico and not the U.S. Environmental Protection Agency (USEPA). The opposing parties had the right to petition the Supreme Court for review until September 13, 2010; however no petitions were filed as of the deadline and the ability for opposing parties to petition the United States Supreme Court has expired. The Company is in the process of preparing feasibility studies on its New Mexico properties and believes that subject to sustained increases in uranium prices, available sources of financing and activation of our permits and licenses that we could begin plant construction and wellfield development as early as 2012 with production following in 2013.

        Overall in New Mexico, the Company owns 183,000 acres of mineral holdings that contain approximately 101.4 million pounds U3O8 of in-place mineralized uranium material that has been verified by an independent engineering firm. A substantial amount of our acreage remains unexplored or currently has insufficient data to estimate in-place mineralized materials. These properties were acquired during the 1980s and 1990s along with a vast database of exploration logs and drill results that were developed by Conoco, Homestake Mining, Mobil Oil, Kerr-McGee, Phillips Petroleum, United Nuclear and Westinghouse Electric Corporation. Three of our properties were in various stages of being developed as conventional underground mines in the early 1980s with a total designed capacity to produce approximately 4.5 million pounds U3O8 per year. We also possess a 16.5% royalty interest on a partial section of the Mount Taylor Mine owned by Rio Grande Resources, a division of General Atomics.

        Since 2007, we have digitized approximately 18,800 drill logs in order to secure the data and allow for easier analysis of drill hole information. These logs total nearly 23 million feet of hole drilled in the 1970s and 1980s with an estimated drilling and logging replacement cost of $700 million.

        The Company plans to develop its uranium assets in New Mexico using the most economic and efficient method for each project and will be subject to improvements in uranium prices. These mining methods may include the use of ISR, old stope leaching, and conventional mining and milling techniques.

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

        The Vasquez project was mined out in 2008 and is now in restoration. Rosita production was shut-in in October 2008 due to depressed pricing and technical challenges in the first new wellfield that made mining uneconomical. The decline in uranium prices throughout 2008 also led to a decision in October 2008 to defer new wellfield development at Rosita and Kingsville Dome. Production continued in two existing wellfields at Kingsville Dome and was completed in July 2009. The Company has not had any operating mines in Texas since that time, and is currently evaluating the factors for resuming production at our South Texas projects.

        The Company's strategy with regard to restarting production in South Texas is to insure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range. The Company believes its existing South Texas reserve base from its existing production areas at Kingsville Dome and Rosita and the reserves identified at its Rosita South and adjacent Rosita production acreage will enable it to produce at that level for up to two years. The Company is in the process of finalizing the necessary permits for its Rosita South and adjacent Rosita acreage and expects the required permits will be granted. Production could begin within 6 - 12 months after a decision to restart is made and will be dependent upon sustainable realized uranium prices stabilizing at profitable levels.

        Longer-term, the Company plans to expand its resources through acquisition of additional South Texas properties and through exploration activities. The first phase of the exploration component of this plan was initiated with the Company signing a three-year exploration agreement covering 53,500 acres in Kenedy County, Texas. The exploration agreement includes an option to lease the acreage for uranium production.

2010 Events

        The Company raised additional capital in mid-2010 in underwritten public offerings of 27,142,830 shares of common stock that resulted in net proceeds of approximately $10.2 million, after deducting underwriting discounts and commissions and offering expenses.

        The Company raised additional capital in November 2010 through an underwritten public offering. A total of 8,222,500 shares of common stock were sold in the offering with net proceeds of approximately $9.0 million, after deducting underwriting discounts and commissions and offering expenses.

        On June 15, 2010 the United States Court of Appeals for the Tenth Circuit en banc held that the Company's Section 8 property in Churchrock, New Mexico is not Indian Country. As a result, the authority to issue a UIC permit to URI falls under the jurisdiction of the State of New Mexico and not the U.S. Environmental Protection Agency (USEPA). The opposing parties had the right to petition the Supreme Court for review until September 13, 2010; however no petitions were filed and the time to petition the United States Supreme Court has expired. As a result of this ruling the question of jurisdiction over the UIC permitting process has been concluded in favor of the State of New Mexico which will allow the Company to move forward with the development of our Churchrock/Crown Point project after many years of delay."

        On September 29, 2010, we settled the litigation titled Saenz v. URI Inc., by agreeing to pay to the plaintiffs $1.375 million, which includes amounts for prior royalties. The payment was made in February 2011 and amendments to the leases were executed and the suit was dismissed.

        In November 2010, the United States Supreme Court denied the opponents' petition to review a March 2010, 10th Circuit Court of Appeals' ruling that upheld the Company's U.S. Nuclear Regulatory Commission ("NRC") license to conduct in-situ recovery (ISR) uranium mining at the Churchrock/Crownpoint project, which cleared the last remaining legal challenge to our NRC license.

        On November 3, 2010, the Company signed a non-binding letter of intent with Power Resources, Inc. doing business as Cameco Resources ("CR"), a subsidiary of Cameco, for a three-phase exploration program funded by CR and an option for a production joint venture on a large ranch in South Texas. The agreement is contingent upon URI successfully completing the negotiation and execution of final definitive agreements between the Company and CR.

Strategy

        In early 2010, the Company adopted a new strategic plan which emphasized cash preservation and maintaining liquidity to allow the Company to be in a position to resume uranium production when sustained prices support such activities. As part of this plan the Company completed financings that we believe will provide sufficient working capital for the Company to maintain its liquidity into 2012. Key operational elements of the strategic plan for our Texas properties include (1) positioning the Company to return to production in Texas should the price of uranium return to a level sufficient to generate positive cash flow; (2) complete an analysis of the exploration potential in South Texas and enhance the Company's exploration capabilities; (3) continue to maintain our restoration activities in South Texas in accordance with the Company's existing agreements and regulatory requirements and (4) analyze any synergistic opportunities and potential asset monetization prospects in Texas. In New Mexico, our strategic plan calls for continuing to advance our discussions with others in the region that also hold uranium assets, as well as with entities that would benefit from the production of the uranium. In addition, we will continue our communication efforts with the local communities, State and local governments and the Navajo Nation to address legacy issues while continuing education efforts on the safety of today's uranium mining practices with the objective of bridging the gap that currently exists between uranium mining entities and others with stakeholder interests in the State.

Uranium Reserves/Mineralized Material

        In accordance with the SEC's Guideline on Non-Reserve Mineralized Material, and as shown in the following table, we estimate 101.4 million pounds of in-place mineralized uranium material on our New Mexico properties as of December 31, 2010. The estimate for each New Mexico property is based on studies and geologic reports prepared by prior owners, along with studies and reports prepared by geologists engaged by the Company. The estimates presented below were reviewed and affirmed by Behre Dolbear & Company (USA) an independent private engineering firm in their report dated February 26, 2008. Since the date of the report, the Company has maintained its ownership position of these properties, the properties have not been subject to any production activities and the estimates remain unchanged.

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED
MATERIAL IN NEW MEXICO

Property	Tonnage Millions	Grade Percent	Non-Reserve Mineralized Material Millions of Lbs U3O8
Mancos	5.2	0.11%	11.3
Churchrock	7.8	0.12%	18.6
Nose Rock	7.6	0.15%	21.9
West Largo	2.8	0.30%	17.2
Roca Honda	3.9	0.19%	14.7
Crownpoint	4.8	0.16%	15.3
Ambrosia Lake	0.71	0.17%	2.4

Total			101.4

        The Company believes the Mancos, Churchrock and Crownpoint properties will be amenable to ISR mining methods, the Roca Honda to conventional mining and the Nose Rock, West Largo and Ambrosia Lake to ISR and/or conventional mining methods.

        The following table summarizes our estimates of Proven Reserves for our Kingsville Dome and Rosita properties in South Texas. These estimates have been produced by the Company's professional engineering and geologic staff.

SUMMARY OF IN-PLACE RESERVES IN SOUTH TEXAS

Property	Tonnage Millions	Grade Percent	Proven Uranium Reserves Millions of Lbs U3O8 at 12/31/10
Kingsville Dome	0.035	0.071%	0.050
Rosita	0.133	0.080%	0.224
Rosita South(1)	0.129	0.077	0.198
Rosita(1)	0.112	0.086	0.192

Total			0.664

(1)
The Company is in the process of finalizing the necessary permits for these areas and expects the required permits will be granted.

 Long-Term Delivery Contracts

        In March 2006 we entered into contracts with Itochu Corporation and UG USA, Inc. (superseding prior agreements), each of which calls for delivery of one-half of our actual production from our Texas properties (excluding certain large potential exploration plays). The terms of these new contracts are summarized below.

        The Itochu Contract.    Under the Itochu contract all production from the Vasquez property was sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37.00 per pound and a ceiling of $46.50 per pound. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37.00 per pound and a ceiling of $43.00 per pound. On non-Vasquez production the price paid will be increased by 30% of the difference between the actual spot price and the $43.00 ceiling up to and including $50.00 per pound. If the spot price is over $50.00 per pound, the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month's notice. Since the inception of the new contract through December 31, 2010 we have delivered approximately 510,000 pounds to Itochu.

        The UG Contract.    Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG's agreement to restructure its previously existing contract, we paid UG $12 million in cash. Through December 31, 2010 we have delivered approximately 482,000 pounds to UG.

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

        Under the terms of the Joint Venture Itochu elected to terminate the Joint Venture. As a result of the termination of the joint venture, the Company now retains 100% ownership of the 18.6 millions pounds of in place mineralized uranium material and depending on the level of spot prices, our sales price under the Itochu contract could be reduced by up to $2.10 per pound for future deliveries. We presently have no committed source of financing for development of this project.

Overview of the Uranium Industry

        The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association ("WNA"), as of February 2011, there were 443 nuclear power plants operating in the world with an annual consumption of about 163 million pounds of uranium. In addition, the WNA lists 62 reactors under construction, 156 being planned and 322 being proposed.

        Based on reports by Ux Consulting Company, LLC, or Ux, the preliminary estimate for worldwide production of uranium in 2010 is 120 million pounds. Ux reported that the gap between production and demand was filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium, or HEU, inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. These secondary supplies are currently meeting over 25% of worldwide demand but are depleting.

        Spot market prices rose from $21.00 per pound in January 2005 to a high of $136.00 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion or unavailability of secondary supplies. The sharp price increase was driven in part by high levels of utility buying, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure on uranium prices since the third quarter of 2007. The spot market price for uranium at the start of 2010 was $44.50 per pound and ranged between a low of $40.50 per pound in March to a high at year-end of $62.50 per pound. As of March 14, 2011, the spot price was $60.00 per pound and the long-term contract price was $73.00 per pound.

        The following graph shows annual average spot prices per pound from 1992 to 2010 and the average price for the period January 1, 2011 to March 14, 2011, as reported by Ux Consulting.

Ux Average Annual U3O8 Spot Price

The ISR Mining Process

        The ISR mining process is a form of solution mining. It differs dramatically from conventional mining techniques. The ISR technique avoids the movement and milling of significant quantities of rock and ore as well as mill tailing waste associated with more traditional mining methods. It is generally more cost-effective and environmentally benign than conventional mining. Historically, the majority of United States uranium production resulted from either open pit surface mines or underground mining.

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

Environmental Considerations and Permitting

        Uranium mining is regulated by the federal government, states and, in some cases, by Indian tribes. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from federal and state agencies before the commencement of mining activities. The current environmental regulatory requirements for the ISR industry are well established. Many ISR mines have gone full cycle without any significant environmental impact. However, the public anti-nuclear lobby can make environmental permitting difficult and timing unpredictable.

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

        The Texas Commission of Environmental Quality (TCEQ) is the administrative agency with jurisdiction in Texas over the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by the United States Nuclear Regulatory Commission.

        See "Properties" and "Legal Proceedings" for the status of our radioactive material license for New Mexico and Texas.

        Underground Injection Control Permits ("UIC").    The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This law is administered by the United States Environmental Protection Agency (the "USEPA"). However, to avoid the burden of dual federal and state regulation, the Safe Drinking Water Act allows for the UIC permits issued by states to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First, the state's program must have been granted primacy. Second, the USEPA must have granted, upon request by the state, an aquifer exemption. The USEPA may delay or decline to process the state's application if the USEPA questions the state's jurisdiction over the mine site.

        Texas has been granted primacy for its UIC programs, and the Texas Commission on Environmental Quality administers UIC permits. The TCEQ also regulates air quality and surface deposition or discharge of treated wastewater associated with the ISR mining process.

        New Mexico has also been granted primacy for its UIC program. The Navajo Nation has been determined eligible for treatment as a state, but it has not requested the grant of primacy from the USEPA for uranium related UIC activity. Until the Navajo Nation has been granted primacy, ISR uranium mining activities within Navajo Nation jurisdiction will require a UIC permit from the USEPA. Despite some procedural differences, the substantive requirements of the Texas, New Mexico and USEPA underground injection control programs are very similar.

        Properties located in Indian Country remain subject to the jurisdiction of the USEPA. Some of our properties are located in areas that may be in Indian Country.

        See "Properties" and "Legal Proceedings" for a description of the status of our UIC permits in Texas and New Mexico.

        Other.    In addition to radioactive material licenses and UIC permits, we are also required to obtain from governmental authorities a number of other permits or exemptions, such as for wastewater discharge, for land application of treated wastewater, and for air emissions.

        In order for a licensee to receive final release from further radioactive material license obligations after all of its mining and post-mining clean up have been completed, approval must be issued by the TCEQ for Texas properties along with concurrence from the United States Nuclear Regulatory Commission and for properties in New Mexico by the United States Nuclear Regulatory Commission.

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

        The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has a combination of bank Letters of Credit (the "L/Cs) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). The L/Cs relate primarily to our operations at our Kingsville Dome and Vasquez projects and amounted to $5,858,000 and $5,761,000, at December 31, 2010 and 2009, respectively. The L/Cs are collateralized in their entirety by certificates of deposit.

        The performance bonds were $2,834,000 on December 31, 2010 and 2009, and related primarily to our operations at Kingsville Dome and Rosita. USF&G has required that the Company deposit funds collateralizing a portion of the bonds, and we have deposited approximately $884,000 and $386,000 at December 31, 2010 and 2009, respectively, as cash collateral for such bonds. In September 2010, the Company received notice from the bonding company requesting that the Company either increase the collateral supporting the bonds to 100% of the bond amount by making equal quarterly payments of $500,000 or cause the release of the bonds by the fourth quarter of 2011. The amount of bonding issued by the carrier exceeded the amount of collateral by $2.0 million and $2.5 million at December 31, 2010 and 2009, respectively. In the event that the carrier is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

        We estimate that our actual reclamation liabilities for prior operations at Kingsville Dome, Vasquez and Rosita at December 31, 2010, are about $7.6 million of which the net present value of $5.0 million is recorded as a liability on our balance sheet as of December 31, 2010.

        The Company's financial surety obligations are reviewed and revised periodically by the Texas regulators.

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

        Jurisdiction over water rights becomes an issue in New Mexico when an Indian nation, such as the Navajo Nation, objects to the State Engineer's authority and claims tribal jurisdiction over Indian Country. This issue may result in litigation between the Indian nation and the state, which may delay action on water right applications, and can require applications to the appropriate Indian nation and continuing jurisdiction by the Indian nation over use of the water. The foregoing issues have arisen in connection with certain of our New Mexico properties.

        In New Mexico, we hold approved water rights to provide sufficient water to conduct mining at the Churchrock project and Section 24 for the Crownpoint project for the projected life of these mines. We also hold two unprotested senior water rights applications that, when approved by the New Mexico State Engineer, would provide sufficient water for future extensions of the Crownpoint project.

Competition

        A primary area of competition is in the identification and acquisition of properties with high prospects of potential producible reserves. We compete with multiple exploration companies for both properties as well as skilled personnel. There is global competition for uranium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of uranium, there are a number of producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

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

        With respect to sales of uranium, the Company competes primarily based on price. We market uranium to utilities and commodity brokers and are in direct competition with supplies available from various sources worldwide. We believe we compete with multiple operating companies in the mining and sale of uranium.

Available Information

        Our Internet website address is www.uraniumresources.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab "Investor Relations" as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. You may also obtain a printed copy of the foregoing materials by sending written request to: Uranium Resources, Inc., 405 State Highway 121 Bypass, Building A, Suite 110, Lewisville, Texas 75067, Attention: Information Request or by calling 972.219.3330. The information found on our Internet website is not part of this or any report filed or furnished to the SEC.

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

General Risks and Uncertainties

         We are not producing uranium at this time, nor do we expect to begin production in the near future unless uranium prices recover to sustained profitable levels. As a result, we currently have no sources of operating cash. If we cannot monetize certain existing Company assets, partner with another Company that has cash resources, find other means of generating revenue other than uranium production and/or have the ability to access additional sources of private or public capital we may not be able to remain in business.

        We will not commence production at our existing properties until uranium prices recover to sustainable profitable levels. Until such uranium price recovery we will have no way to generate cash inflows unless we monetize certain Company assets or find other means to generate cash. In addition, our Vasquez project has been depleted of its economically recoverable reserves and our Rosita and Kingsville Dome projects have limited identified economically recoverable reserves. Our future uranium production, cash flow and income are dependent upon our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves.

         Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

        In addition to ceasing all production, we have deferred all activities for delineation and development of new wellfields at our South Texas projects. This decision limits our ability to be ready to begin production when uranium prices improve to profitable levels. Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit depends on the long and short-term market prices of uranium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels . A significant, sustained drop in uranium prices may make it impossible to operate our business at a level that will permit us to cover our fixed costs or to remain in operation.

         Exploration and development of uranium properties are risky and subject to great uncertainties.

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

         Potential impact on the uranium markets of the earthquake in Japan.

        The aftermath of the catastrophic earthquake and tsunami that struck parts of Japan and the subsequent developments at the Fukushima Nuclear Power Plant has created heightened concerns regarding the ability to safeguard the material used to fuel the operations of this nuclear power facility. The potential impact on the perception of the safety of nuclear power resulting from this event may cause an increased volatility of uranium prices in the near to mid-term as well as uncertainty involving the expansion of nuclear power in certain countries around the world. A reduction in the current and future generation of electricity from nuclear power could result in a reduced requirement for uranium to fuel nuclear power plants which may negatively impact the Company in the future.

         The only market for uranium is nuclear power plants world-wide, and there are a limited number of customers.

        We are dependent on a limited number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

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

        A substantial portion of our uranium in New Mexico lends itself most readily to conventional mining methods and may not be able to be mined unless a mill is built in New Mexico. We have no immediate plans to build, nor are we aware of any third party's plan to build, a mill in New Mexico and there can be no guaranty that a mill will be built. In the event that a mill is not built a substantial portion of our uranium may not be able to be mined. Our inability to mine all or a portion of our uranium in New Mexico would have a material adverse effect on future operations.

         We do not have a committed source of financing for the development of our New Mexico Properties, including the Churchrock Property, which is the property we expect to develop first in New Mexico.

        With the election by Itochu to terminate the Churchrock Joint Venture we do not have a committed source of financing for the development of our Churchrock property. There can be no assurance that we will be able to obtain financing for this project or our other New Mexico projects. Our inability to develop the New Mexico properties would have a material adverse effect on our future operations.

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

        Although we carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards against which we cannot insure or against which we may elect not to insure because of cost or other business reasons. In addition, the insurance industry is undergoing change and premiums are being increased. If we are unable to procure adequate insurance, we might be forced to cease operations.

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

        As of December 31, 2010, we had approximately $15.4 million in cash. We may require additional financing in order to complete our plan of operations. We may not be able to obtain all of the financing we require. Our ability to obtain additional financing is subject to a number of factors, including the market price of uranium, market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. In recognition of current economic conditions and the shut-down of production, we have significantly reduced our spending, delayed or cancelled planned activities and substantially changed our current corporate structure. However, these actions may not be sufficient to offset the detrimental effects of the weak economy and cessation of production, which could result in material adverse effects on our business, revenues, operating results, and prospects.

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

         Approximately 27.1% of our Common Stock is controlled by one record owner and management.

        Approximately 22.9% of our common stock is controlled by three significant stockholders. In addition, our directors and officers are the beneficial owners of approximately 4.2% of our common stock. This includes, with respect to both groups, shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company's principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

         The availability for sale of a large amount of shares may depress the market price of our Common Stock.

        As of December 31, 2010, 92,430,306 shares of our Common Stock were currently outstanding, all of which are freely transferable. Approximately 5,704,000 shares of Common Stock are reserved for issuance upon the exercise of outstanding options and warrants. The availability for sale of a large amount of shares or conversion of the Company's outstanding warrants by any one or several shareholders may depress the market price of our Common Stock and impair our ability to raise additional capital through the public sale of our Common Stock. We have no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our Common Stock of the sale by them of their shares.

         Terms of subsequent financings may adversely impact our stockholders.

        In order to finance our future production plans and working capital needs, we may have to raise funds through the issuance of equity or debt securities. We currently have no authorized preferred stock. Depending on the type and the terms of any financing we pursue, stockholder's rights and the value of their investment in our Common Stock could be reduced. For example, if we have to issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our Common Stock, the market price of our Common Stock could be negatively impacted.

         Shareholders would be diluted if we were to use Common Stock to raise capital.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

South Texas

        We currently control three production properties and two exploration properties in the state of Texas. These properties are owned by the Company's wholly owned subsidiary, URI, Inc. The Kingsville Dome, Rosita and Vasquez production properties and the Los Finados exploration property are shown in Figure No. 2.1 and are described below.

Figure No 2.1. Texas Properties Location Map

  Kingsville Dome (Figure 2.2)

        The Property.    The Kingsville Dome property consists of mineral leases from private landowners on about 2,434 gross and 2,227 net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25%. The leases have expiration dates ranging from 2000 to 2007, however we hold most of these leases through our continuing restoration activities; and with a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage. Mineralization is found in the Goliad formation at depths of 600 to 750 feet.

        Production History.    Initial production commenced in May 1988. From then until July 1999, we produced a total of 3.5 million pounds. Production was stopped in July 1999, because of depressed uranium prices. We resumed production at Kingsville Dome in April 2006 and produced 94,100 pounds of uranium in 2006; 338,100 pounds in 2007, 254,000 pounds in 2008 and 56,000 pounds in 2009. We had no production in 2010. We made approximately $3.6 million in capital expenditures in 2008, $159,000 in 2009 and $150,000 in 2010.

        Permitting Status.    A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, additional authorizations under the area permit are required. See "Legal Proceedings."

        Restoration and Reclamation.    During 2010, we conducted restoration activities as required by the permits and licenses on this project spending approximately $903,000 on restoration activities. In 2009 and 2008, we spent approximately $963,000 and $349,000, respectively. Since we began our groundwater activities in 1998, we have processed and cleaned approximately 2.2 billion gallons of groundwater at the Kingsville Dome project.

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

        Production History:    Initial production commenced in 1990. From then until July 1999, URI produced a total of 2.64 million pounds. Production was stopped in July of 1999 because of depressed uranium prices. Production from a new wellfield at Rosita wellfield was begun in June 2008. However, technical difficulties that raised the cost of production coupled with a sharp drop in uranium prices led to the decision to shut-in this wellfield in October 2008 after 10,200 pounds were produced. We had no production from Rosita in 2009 or 2010.

        Our capital expenditures were approximately $137,000, $40,000 and $4.5 million in 2010, 2009 and 2008, respectively primarily for plant refurbishment and wellfield development.

        Restoration and Reclamation.    We are conducting restoration and reclamation activities at this project and are currently in stabilization in our first two PA's. During 2010, our primary groundwater activity consisted of collecting groundwater samples throughout the year for stability testing. We spent $0 in 2010 and approximately $247,000 and $465,000 on restoration activities in 2009 and 2008, respectively. Since we began our groundwater activities in 2000, we have processed and cleaned approximately 1.3 billion gallons of groundwater at the Rosita project.

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

        Production History.    We commenced production from this property in October 2004. Our capital expenditures in 2010 were approximately $78,000. We had approximately $194,000 in capital expenditures at Vasquez in 2009. We had approximately $355,000 in capital expenditures at Vasquez and produced 36,600 pounds of uranium in 2008. We had no production from Vasquez in 2010.

        Restoration and Reclamation.    We are conducting ongoing restoration and reclamation activities at this project and have spent $470,000, $591,000 and $224,000 in 2010, 2009 and 2008, respectively for such activities. Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 244 million gallons of groundwater.

        Permitting Status.    All of the required permits for this property have been received.

Figure No. 2.4. Vasquez Property

 Los Finados Project (Figure 2.5)

        On December 30, 2010, we entered into a three year lease option agreement with a large Texas landowner for the exploration of 53,500 acres in Kenedy County, Texas. The agreement includes an option to lease the acreage for future uranium production.

        The property is located within the prolific South Texas uranium district which has been a major producer of uranium for half a century. Situated near uranium mining operations which produce from the Goliad Formation, the property also hosts several oil and gas fields and is bisected by a major depositional channel system. These provide the geologic, stratigraphic, and geochemical components for uranium deposition and water-saturated host sand with good rock permeability. Locally, water samples taken from a number of wells on the property contain levels of uranium or uranium decay products that indicate anomalously high concentrations of uranium in nearby rock.

        The lease option agreement included a $1 million fee paid at signing. It requires a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment. Investment or drilling in excess of the minimum requirement in any year counts toward the following year's requirements. The uranium mining lease can be acquired at any time at a cost of $200 per acre. Royalties on uranium sales are determined by a sliding scale ranging from 10% to 20.5% based on the price received. In a separate letter agreement, the parties established guidelines for securing a major partner for the exploration projects, which is a condition for exercise of the lease option.

        In connection with the planned exploration program for this project we have signed a non-binding letter of intent with Cameco Resources, a subsidiary of Cameco (NYSE: CCJ), for a three-phase exploration program that will be funded by Cameco Resources with an option for a production joint venture. Upon execution of the final exploration agreement, Cameco Resources would pay URI $300,000.

 Figure No. 2.5. Los Finados Property

59 miles to
Corpus Christi
US HWY 77
78 miles to
Brownsville
N
Legend
Major Roads
0 0.30.6 1.2 1.8 2.4
Miles
URI, INC.
Los Finados Property
Kenedy County, Texas
Boundary Map
Kingsville, Texas
March 2011

  Marshall Exploration Property (figure 2.6).

        The Marshall Property is a Goliad and Oakville prospect consisting of 2,467 gross and net acres. It is located in Duval and McMullen counties, Texas. During 2008 we drilled 280 exploration holes and discovered significant mineralization. Further evaluation will need to be conducted to determine if this property can be mined using ISR methods.

Figure No. 2.6. Marshall Exploration Property

New Mexico

        General.    We have various interests in properties located in New Mexico, these properties are owned by the Company's wholly owned subsidiary, Hydro Resources, Inc. ("HRI") (Figure 2.7). We have fee lands, patented and unpatented mining claims, mineral leases and some surface leases. We have spent $13.3 million to date on permitting for New Mexico. Additional expenditures will be required and could be material. We are unable to estimate the amount. We expect that these costs will be incurred over multiple years. See "Legal Proceedings" for a discussion of the current status of our license for New Mexico

Figure No. 2.7. Location of New Mexico Properties

  Churchrock/Mancos (Figure 2.8)

        The Property.    The Churchrock project encompasses about 2,200 gross and net acres. The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. See, "Item 3. Legal Proceedings." Access to the Churchrock property is via State Highway 566 and access to Mancos is via 4-wheel drive ranch roads west of State Highway 566.

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

        Development Plan.    We anticipate that Churchrock will be the first of our New Mexico properties we will develop. We spent about $139,000, $219,000 and $421,000 in 2010, 2009 and 2008, respectively, for permitting activities and land holding costs. In December 2006, we entered into a joint venture with Itochu to jointly develop this property and in March 2009 the joint venture was terminated.

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

        Mineralization is found in the Westwater Member of the Morrison Formation at a depth of from 2,100 to 2,300 feet. Three pilot shafts were commenced on the property in the early 1980's but were never completed. Surface facilities dating from those activities including buildings and their associated electrical/water infrastructure are still in-place and are currently used as offices and storage facilities.

        Development Plan.    We spent about $3,000, $3,000 and $127,000 in 2010, 2009 and 2008, respectively, for permitting activities and land holding costs.

        Water Rights.    The State Engineer approved our water rights application in 2004 and granted us sufficient water rights for ISR operations for the life of Crownpoint Section 24 mining. We have two additional pending applications for appropriations of water, which give us the first two "positions in line" on the hearings list for the San Juan Basin. These additional pending water rights applications may involve a claim of jurisdiction by the Navajo Nation.

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

Figure No. 2.12. Roca Honda Property Mineral Ownership

        Potential ISR and OSL areas (Figures 2.13 & 2.14).    Several areas in T13N R 9 W and T14 N R 10W are being considered for application of ISR methods (Sections 13 and 17 of T13N R9W and Sections 5 and 27 of T14 N R 10W). All land described is owned in fee.

        In November 2008, we received an exploration permit from the New Mexico Mining and Minerals Division on Section 13. The permit allowed URI to drill up to ten holes for the purpose of extracting core samples. The drilling was completed in September 2010, and we received preliminary results from a third-party laboratory analysis which demonstrated low organic carbons. This result indicates that some of the 860,000 pounds of in-place mineralized material at this property may be amenable to ISR mining. This property is not yet licensed or permitted. Although further leaching studies will be required to establish recovery percentages in a full scale mining scenario, we do not currently plan such additional work until after the completion of the feasibility study currently underway on our Churchrock/Crownpoint ISR project.

        Two other sections in T14N R10W (Sections 23 and 25) have been the site of extensive development and mining in the past and could provide targets for the application of Old Stope Leaching operations. Mineral on these two sections is owned in fee.

 Figure No. 2.13. West Ambrosia area

 Figure 2.14. T13N R9W Area

Insurance

        Our properties are covered by various types of insurance including property and casualty, liability and umbrella coverage. We have not experienced any material uninsured or under insured losses related to our properties in the past and believe that sufficient insurance coverage is in place.

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

Item 3.    Legal Proceedings.

New Mexico Radioactive Material License

        In the State of New Mexico, uranium recovery by ISR technology requires a combined source and 11e. (2) byproduct material (uranium recovery) license issued by the United States Nuclear Regulatory Commission (the "NRC" or the "Commission"). In January 1998 the Commission issued a uranium recovery license for our Crownpoint Uranium Project ("CUP") that allowed operations to begin in the Churchrock district. After various objections were raised by intervenors, a final Commission decision upholding HRI's license. That decision was appealed by intervenors to the United States Court of Appeals for the Tenth Circuit, which rejected the petition and affirmed the action of the Commission in all respects on March 8, 2010. The Tenth Circuit denied the petition for a rehearing en banc and on November 2010, the United States Supreme Court denied the opponents' petition for certiorari. This cleared the last remaining legal challenge to our NRC license.

New Mexico UIC Permit—Tenth Circuit Court of Appeals Decision

        On June 15, 2010 the United States Court of Appeals for the Tenth Circuit en banc held that the Company's Section 8 property in Churchrock, New Mexico is not Indian Country. The result of the ruling is that the authority to issue a UIC permit to URI falls under the jurisdiction of the State of New Mexico and not the U.S. Environmental Protection Agency (USEPA). The opposing parties had the right to petition the Supreme Court for review until September 13, 2010; however no petitions were filed as of deadline and the ability for opposing parties to petition the United States Supreme Court has expired.

Dispute over Kleberg County Settlement Agreement

        In February 2007, Kleberg County, Texas adopted a resolution alleging violations of its December 2004 Settlement Agreement with the Company and authorizing outside counsel to bring suit against the Company to force it to cease mineral production unless the Company promptly resolved the matter to the County's satisfaction. The County disputes the Company's interpretation of the December 2004 Settlement Agreement as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome Production Areas 1 and 2. The Company believes it is in full compliance and engaged in a mediation of this dispute. On September 28, 2007, after negotiations had stalled the Company filed suit against the County in the 105th Judicial District Court, Kleberg County, Texas for declaratory relief interpreting the Settlement Agreement and for recovery of the Company's legal fees and costs of the suit.

        The County has answered the suit and has asserted counterclaims alleging the Company had violated the December, 2004 Settlement Agreement with Kleberg County and asked for injunctive relief ordering the Company to cure various alleged breaches of that agreement and asked that the County be awarded its legal fees and costs of suit. The County's motion for partial summary judgment was heard on February 24, 2011, and taken under advisement by the court. Because the County's motion for partial summary judgment does not seek to dispose of the entire case, the Company expects this case will go to trial unless settled.

        If this matter goes to trial, the Company will defend the case vigorously.

Kingsville Dome Production Disposal Well Permit Renewals and Production Area Authorization 3

        After an August 2005 hearing, the Texas Commission on Environmental Quality ("TCEQ") voted unanimously February 22, 2006 to renew the Company's disposal well permits, WDW-247 and WDW-248, and to issue Kingsville Dome Production Area Authorization 3 ("PA 3"). A citizens group and a Ms. Garcia filed in the 201st Judicial District Court, Travis County, Texas for judicial review of the TCEQ action in June 2006. The Texas Attorney General answered in defense of TCEQ and the Company intervened to defend the TCEQ's action granting the permit renewals and production area authorization. The two cases have been consolidated; a judge has been assigned; and, in June 2007, the TCEQ submitted the administrative record to the court for review.

        In June 2007 an attorney claiming to have been newly engaged by a plaintiff, Ms. Garcia, notified all parties that Garcia wished to withdraw from the litigation and requested that no further action be taken and that her action be dismissed. On June 27, 2007, Garcia's original counsel moved to appoint a guardian or representative for Ms. Garcia. The Company challenged the sufficiency of the request for appointment of a guardian or representative for Ms. Garcia; and Ms. Garcia's original counsel set his motion for hearing in August 2007. Before the hearing date, original counsel for Ms. Garcia, tentatively rescheduled the hearing for October 24, 2007 and then canceled that hearing date. No further action on the matter has been scheduled; and mining in Production Area 3 and the rest of the Company's Kingsville Dome mines has ceased, leaving the entire mine site in the process of groundwater restoration.

        There were no further developments in this matter during 2010.

        The permits and production area authorization issued by TCEQ remain effective unless overturned by a reviewing Court.

Navajo EPA letter and UNC/GE Demand for Indemnity

        By letter dated January 23, 2008, the Navajo Nation Environmental Protection Agency (NNEPA) sent a document dated September 2007 titled "Radiological Scoping Survey Summary Report for the Old Churchrock Mine Site" (Survey Report) to our subsidiary, Hydro Resources, Inc. (HRI) and United Nuclear Corporation and General Electric (UNC/GE). The Survey Report was reportedly prepared in response to a claim by NNEPA against HRI and UNC/GE for potential liability for uranium contaminated materials present on HRI's Churchrock Mine Site. NNEPA requested HRI and UNC/GE to undertake a "comprehensive and detailed characterization" of HRI's Churchrock Mine Site and adjacent lease areas, as recommended in the Survey Report.

        By letter dated January 29, 2008, UNC and GE, pursuant to a Supplemental Purchase Agreement and Guarantee, demanded that HRI and the Company defend and indemnify it for all loss, cost, expense, liabilities and obligations that have been or will be incurred or sustained by GE and UNC with respect to the request asserted by NNEPA.

        In response HRI/URI has committed with UNC and GE to perform a site assessment at its expense of the Old Churchrock Site for potential contamination from historic mining. In August 2009, the Company submitted to NNEPA a site characterization report prepared by a third-party environmental consulting firm, Intera, Inc. The assessment concluded that site conditions did not constitute a threat to human health or the environment. NNEPA is presently evaluating the site characterization report. In the event that a governmental authority issues a formal Administrative

Order or files a lawsuit, the Company and UNC will be considered to have reserved their respective rights and defenses to the indemnity claims, and will immediately seek and attempt to resolve, in good faith, any areas of dispute which may exist at that time.

Saenz Litigation

        In the matter titled, Saenz v. URI Inc, in the 105th Judicial District Court, Kleberg County, Texas, the owners of the mineral estate of property in Kleberg County, Texas leased to the Company sought a declaratory judgment that the leases were not valid. The Company had produced uranium from both leases. On September 29, 2010, our counsel and the plaintiffs' counsel signed a settlement agreement in this matter and the settlement was finalized in February 2011. Under the Settlement, the Plaintiffs ratified, confirmed and recognized the validity of the leases, agreed to cooperate with the Company and execute a stipulation of interest with regard to their respective interests. Plaintiffs agreed to support and not interfere, either directly or indirectly, with the Company's efforts to obtain permits, licenses or other authorizations from the different regulatory and governmental agencies with regard to any mining or other operations. We paid to Plaintiffs $1.375 million in cash, which includes amounts for prior royalties that the plaintiffs had previously rejected. In addition royalties due for future production from the leases will be amended from a 6.25% royalty rate to a sliding scale royalty.

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
probable reserves

Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation proven reserves

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        From April 12, 2007 to July 1, 2010 our common stock was listed on the NASDAQ Global Market under the symbol "URRE." Effective, July 2, 2010, our listing was transferred to the NASDAQ Capital Market because we had failed to regain compliance with the $1.00 per share minimum bid price by July 7, 2101, and we were granted until January 4, 2011 to demonstrate compliance with the minimum $1.00 bid price requirement of The NASDAQ Capital Market. In October 2010, we regained compliance with the $1.00 per share minimum bid price requirement for continued listing on the NASDAQ Capital Market.

        The following table sets forth the high and low bid prices for our common stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2010	$3.75	$1.14
September 30, 2010	1.38	0.39
June 30, 2010	0.76	0.40
March 31, 2010	0.86	0.69
December 31, 2009	1.33	0.76
September 30, 2009	1.32	0.89
June 30, 2009	1.73	0.50
March 31, 2009	1.92	0.40

        As of December 31, 2010, 92,430,306 shares of our common stock were outstanding. As of March 14, 2010 there were 117 holders of record.

Dividends

        We have never paid any cash or other dividends on our common stock, and we do not anticipate paying dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2010 regarding equity compensation to the Company's employees, officers and directors under equity compensation plans. We have no plans under which equity securities are authorized for issuance to non-employees (including lenders, suppliers, customers, advisors or consultants) in exchange for goods and services.

Plan category	Number of shares issuable under outstanding options and rights	Weighted average exercise price	Number of shares available for future issuance
Equity compensation plans approved by security holders	3,968,875	$2.55	626,833
Equity compensation plans not approved by security holders(1)	735,982	$0.80	—
Total	4,704,857	$2.27	626,833

(1)
Plans include the Company's Deferred Compensation Plans for 2000 to 2004.

 Performance Graph

        The following chart compares the yearly changes in total stockholder return on the Company's common stock against two other measures of performance. The comparison is on a cumulative basis for the Company's last five fiscal years. The other performance measures are the Russell 2000 index, a peer group consisting of Denison—DNN, Uranerz—URZ, Uranium Energy—UEC and Strathmore Minerals—STHJF In each case, we assumed an initial investment of $100 on December 31, 2005 and reinvestment of all dividends. Dates on the following chart represent the last trading day of the indicated fiscal year.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

Item 6.    Selected Financial Data.

        The following tables provide selected financial and operating data for each of the fiscal years in the five-year period ended December 31, 2010. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands except per share and per pound amounts)
Uranium sales	$—	$4,673	$18,551	$31,143	$8,581
Cost of sales—operations	1,309	4,504	16,372	18,051	12,687
(Gain) loss on derivatives	—	—	—	—	(34,821)
Writedown of uranium properties and exploration expenses	961	3,580	17,623	999	3,495

Total cost of uranium sales	2,270	8,084	33,995	19,050	(18,639)

Earnings (loss) from operations before corporate expenses	(2,270)	(3,411)	(15,444)	12,093	27,220
Corporate expenses	8,430	6,766	11,553	11,768	6,791

Earnings (loss) from operations	(10,700)	(10,177)	(26,996)	325	20,429

Other income	345	111	487	753	1,081

Net income (loss)	$(10,355)	$(10,066)	$(26,509)	$1,078	$21,510

Net income (loss) per common share:
Basic	$(0.14)	$(0.18)	$(0.49)	$0.02	$0.44

Diluted	$(0.14)	$(0.18)	$(0.49)	$0.02	$0.42

Weighted average common stock and equivalents outstanding:
Basic	72,313	56,400	54,569	52,119	48,338
Diluted	72,313	56,400	54,569	56,081	51,560
CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by (used in) operations	$(7,360)	$(5,033)	1,042	11,294	$(2,215)
Capital expenditures and investing activities	(2,366)	(820)	(11,016)	(22,908)	(31,906)
Financing activities	19,020	(97)	12,731	722	48,445

Net increase (decrease) in cash and equivalents	$9,294	$(5,950)	$2,757	$(10,893)	$14,324

Pounds of uranium produced	—	59	301	417	259
Pounds of uranium delivered	—	95	286	435	263
Average sales price per pound	$—	$49.08	$64.99	$71.61	$32.63
Average cost of produced pounds sold	$—	$39.73	$48.60	$33.21	$43.36
Royalties/commissions per pound sold	$—	$4.87	$5.99	$6.98	$2.92

CONSOLIDATED BALANCE SHEET DATA

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Cash and cash equivalents	$15,386	$6,092	$12,042	$9,284	$20,177
Working capital	10,601	3,276	9,494	8,072	18,371
Net property, plant and equipment	19,612	18,944	22,778	30,611	18,196
Total assets	42,562	32,012	43,224	52,937	45,936
Total debt	653	770	928	839	838
Total liabilities	9,885	9,151	11,616	10,060	9,167
Total shareholders' equity	$32,677	$22,861	$31,608	$42,877	$36,769

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

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2010, 2009 and 2008

        Production and production costs.    Our uranium production was zero in 2010, 59,000 pounds in 2009 and 300,800 pounds in 2008. In 2006 and 2007 we saw a decline in Vasquez production and the start-up of production from our Kingsville Dome project. The Vasquez project was mined out in 2008 and existing wellfields at Kingsville Dome completed production in the second quarter of 2009.

        Production at our Rosita project was suspended in October 2008 because of high cost of production combined with lower uranium prices. Although technically challenging, we believe the reserves from Rosita can be produced economically with higher uranium prices.

        We completed production at the Vasquez project in the fourth quarter of 2008 and we shut-in production at the Kingsville Dome project in the second quarter of 2009. The Vasquez project and is now being restored. At the Kingsville Dome and Rosita projects, we shut-in production to conserve the in-place reserve base in response to a drop in uranium market prices. We do not intend to resume production at these sites until there is a significant recovery of uranium prices.

        The following table details our production and production cost breakdown for the year ended December 31, 2010, 2009 and 2008:

	2010		2009	2008
Kingsville Dome production		—	56,100	254,000
Vasquez production		—	2,200	36,600
Rosita production		—	700	10,200
Total production		—	59,000	300,800
Total operating costs		$395,000	$1,682,000	$7,173,000
Per pound operating costs	$	n/a	$28.51	$23.84
Total depreciation and depletion costs		$756,000	$887,000	$7,165,000
Per pound DD&A cost	$	n/a	$15.02	$23.82
Total production cost		$1,151,000	$2,569,000	$14,338,000
Production cost per pound	$	n/a	$43.53	$47.66

        Total operating costs, total depreciation and depletion costs and total production costs incurred for the periods presented above differ from the cost of uranium sales recorded in consolidated statements of operations because of changes in the amounts recorded to inventory for the same periods. The cost of uranium sales include the sales of uranium inventory on hand at the beginning of the period and do not include uranium produced during the period but not sold at period end.

        The following table provides a reconciliation of production costs to cost of uranium sales for the year ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Operating costs	$395,000	$1,682,000	$7,173,000
Change in uranium inventory	—	1,011,000	(508,000)

Operating expense for uranium production sold	$395,000	$2,693,000	$6,665,000
Depreciation and depletion costs	$756,000	$887,000	$7,165,000
Change in uranium inventory	—	203,000	43,000

Depreciation and depletion for uranium production sold	$756,000	$1,090,000	$7,208,000
Total production costs	$1,191,000	$2,569,000	$14,338,000
Change in uranium inventory	—	1,214,000	(466,000)

Direct cost of uranium production sold	$1,151,000	$3,783,000	$13,872,000

        The costs incurred in 2010 for operations and depreciation/depletion resulted from stand-by, maintenance and monitoring activities at our Rosita and Kingsville Dome projects. Total expenditures for direct production costs in 2009 were significantly lower than 2008 as a result of the scale back of production during the year when compared to 2008. The reduced production in 2009 resulted from the decline in uranium prices throughout 2008 which led to the Company's decision in October 2008 to defer new wellfield development.

        Our direct production costs in 2008 increased compared with 2007. These increases resulted from production being sourced from higher cost Kingsville Dome and Vasquez wellfields in 2008 and from the unfavorable results we saw from our Rosita production during 2008.

        Uranium Sales.    We had no uranium sales in 2010. In 2009, we sold a total of 95,200 pounds of uranium produced from our Kingsville Dome, Vasquez and Rosita projects, resulting in revenue of $4.7 million. In 2008, we sold a total of 285,500 pounds of uranium produced from our Kingsville Dome, Vasquez and Rosita projects, resulting in revenue of $18.5 million.

        Cost of Uranium Sales.    Our costs incurred in 2010 for operations and depreciation/depletion resulted from stand-by, maintenance and monitoring activities at our Rosita and Kingsville Dome projects during the year. Our direct production costs for uranium sales made in 2009 and 2008 was $3.8 million and $13.9 million, respectively. Our total cost of uranium sales is comprised of such production costs, including operating expenses, depreciation and depletion expenses, and also includes royalties and commissions related to our uranium sales, amortization of our restoration and reclamation cost estimates, exploration costs incurred during the year and impairment provisions for uranium properties. The following table details our production and royalties/commissions cost of uranium sales breakdown for the years ended December 31, 2010, 2009 and 2008:

	2010		2009	2008
Total pounds sold		—	95,200	285,500
Total operating expenses		$395,000	$2,693,000	$6,664,000
Per pound operating expense	$	n/a	$28.29	$23.35
Depreciation and depletion		$756,000	$1,090,000	$7,208,000
Per pound DD&A expense	$	n/a	$11.44	$25.25
Direct cost of sales		$1,151,000	$3,783,000	$13,872,000
Direct cost of sales per pound	$	n/a	$39.74	$48.60
Royalties and commissions		$—	$464,000	$1,710,000
Royalties and commissions per pound	$	n/a	$4.87	$5.99

        Production costs in 2009 were significantly lower than 2008 as a result of the scale back of production during the year when compared to 2008. As a result of lower sales, royalties and commissions were lower in 2009 than 2008. Our average cost of pounds sold in 2008 was $48.60 per pound, with Kingsville Dome production contributing approximately 85% of total pounds sold, Vasquez contributing approximately 12% of total pounds sold and Rosita contributing approximately 3% of total pounds sold during the year.

        Royalties and Commissions.    There were no royalties or commissions incurred in 2010. During 2009, royalties and commissions were $464,000, representing 9.9% of sales. During 2008, royalties and commissions for Kingsville Dome, Vasquez and Rosita were $1.710 million, representing 9.2% of sales. The changes in royalty percentages from 2009 to 2008 resulted primarily from the changes in uranium sales prices year to year and the source of our production in each year. Our Vasquez leases contain a sliding scale royalty with percentages that range from 6.25% up to 10.25% depending on our sales prices. Our Kingsville Dome leases have a 6.25% royalty and carry an additional 3.125% royalty payment to certain land owners. Our Rosita leases contain a 11.25% royalty.

        Operating Expenses.    During 2010 we incurred operating expenses related to our South Texas projects of $395,000, all such costs were from stand-by and/or care and maintenance activities. During 2009, operating expenses for Kingsville Dome, Vasquez and Rosita were $2.7 million which included $548,000 of stand-by and other operating costs at our South Texas projects, which were charged to operations. During 2008, operating expenses were $6.2 million. In 2008 we incurred $456,000 of stand-by costs at the Rosita project, which were charged to operations.

        Depreciation and Depletion.    During 2010 we incurred deprecation and depletion expense related to our South Texas projects of $756,000, all such costs were from stand-by and/or care and maintenance activities. During 2009, we incurred depreciation and depletion expense of $1.1 million compared to $7.2 million during 2008.

        Impairment of Uranium Properties.    During 2010, 2009 and 2008, we determined the carrying value of our uranium project assets exceeded their fair value. In 2010, this resulted in an impairment provision of $961,000, and we reduced the carrying value of Kingsville Dome by $590,000, Rosita by $58,000 and Vasquez by $313,000 at December 31, 2010. In 2009, we recorded an impairment provision of $3.5 million, and we reduced the carrying value of Kingsville Dome by $2.5 million, Rosita by $214,000, Vasquez by $263,000 and other South Texas projects by $567,000 at December 31, 2009. In 2008 our impairment provision totaled $16.0 million reducing the carrying value of Kingsville Dome by $6.0 million, Rosita by $8.1 million and Vasquez by $1.8 million at December 31, 2008.

        Accretion and Amortization of Future Restoration Costs.    During 2010, 2009 and 2008, the accretion and amortization of future restoration costs was $156,000, $257,000 and $790,000, respectively.

        General and Administrative Charges.    We incurred general and administrative charges and corporate depreciation of $8.4 million, $6.8 million and $11.6 million in 2010, 2009 and 2008, respectively.

        Significant expenditures for general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 were:

	Year Ended
	2010	2009	2008
	(Amounts in 000's)
Stock compensation expense	$1,032	$1,258	$2,154
Salaries and payroll burden	2,597	2,186	3,180
Legal, accounting, public company expenses	1,656	1,348	1,584
Provision for legal settlement	1,375	—	—
Write-off of target acquisition costs	—	—	1,422
Insurance and bank fees	565	539	703
Consulting and professional services	593	748	1,247
Office expenses	231	313	724
Travel and other expenses	238	232	391

Total	$8,287	$6,624	$11,405

        The non-cash compensation expense recorded for the years ended December 31, 2010, 2009 and 2008 resulted from the recognition of expense related to the fair value of the Company's stock option grants. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock.

        The increases in salary and payroll burden in 2010 resulted primarily from a change in executive level personnel in late 2009, the reinstatement of the non-cash portion of executive level salaries in the 2nd half of 2010, the payment of performance related bonuses in 2010 and a 50% increase in medical premium costs for the 2010 plan year. Significant reductions in salary and payroll costs were made in 2009 compared with 2008. The $994,000, or 31% decrease resulted primarily from a reduction in personnel headcount that resulted from lower activities created by the shut down of the Company's production during the current year.

        The Company's legal, accounting and public company expenses increased by $308,000 in 2010 compared with 2009. These increases resulted from legal fees related to the Saenz lawsuit, the recording of our regulatory fees as G&A costs in 2010 because of our no longer being in active uranium production during the year, increased Board of Director fees related to the addition of a Board member in January 2010 and an increase in the number of meetings held during the year and higher accounting fees related to services performed for the audit of the Company's 401k plan. The Company's legal, accounting and public company expenses decreased $236,000 in 2009 compared with

2008. The decrease resulted from reduced audit and Sarbanes-Oxley Section 404 ("SOX 404") related costs during the year that were partially offset by increases in legal fees.

        In September, 2010, we recorded $1.375 million in settlement of the lawsuit titled, Saenz v. URI Inc. The payment of $1.375 million in cash included amounts for prior royalties that the plaintiffs had previously rejected. The payment was made in February 2011, upon the execution of amendments to the leases and to documentation of other aspects of the settlement and dismissal of the suit.

        Insurance costs increased in 2010 primarily because of increase in director's and officer's liability premiums in 2010 compared to 2009. Insurance costs decreased in 2009 compared to 2008 as a result of lower general liability and umbrella coverage premiums because of reductions in payroll during the year.

        Consulting and professional service expenses in 2010 were lower than 2009 by $155,000. This reduction resulted primarily because fees incurred in 2009 for New Mexico legacy and site and property characterization activities were not repeated in 2010. Consulting and professional service expenses were reduced significantly in 2009 compared to the prior year as a result of lower public relations costs associated with New Mexico community relations and community information education activities. This reduced spending resulted in savings of approximately $499,000 year over year.

        Reduced office related costs in 2010 resulted from executive search fees and employee allowances paid in 2009 that were not incurred in 2010. Reduced office related costs in 2009 resulted from closures of the Company's New Mexico and Corpus Christi office locations along with peripheral office related cost reductions resulting from the reductions in work force seen in 2009.

        Write-off of Target Acquisition Costs.    In June 2008, the Company and Billiton Investment 15 B.V. agreed to terminate our agreement to purchase Rio Algom Mining, LLC, which was entered into on October 12, 2007. In connection with the targeted acquisition, we incurred costs of $1.4 million dollars which were originally recorded as an asset. Upon the termination of the agreement these pre-acquisition costs were expensed in 2008.

        Net Income (Loss).    For the year ended December 31, 2010 we had a net loss of $10.4 million compared to net losses of $10.1 million and $26.5 million in 2009 and 2008, respectively. On a diluted per share basis, losses were ($0.14) in 2010, ($0.18) in 2009 and ($0.49) in 2008. These losses in 2010, 2009 and 2008 include an impairment provision for the Kingsville Dome, Vasquez and Rosita projects of $961,000, $3.5 million and $16.0 million, respectively and exploration charges of $2,000, $62,000 and $1.6 million, respectively.

        Cash Flow.    As of December 31, 2010 we had a cash balance of approximately $15.4 million compared with approximately $6.1 million and $12.0 million at December 31, 2009 and 2008, respectively.

        In 2010, we had a negative cash flow from operations of $7.4 million, resulting primarily from our cessation of uranium production in 2009 and the related lack of uranium sales during the year. In 2009, we had a negative cash flow from operations of $5.0 million, resulting primarily from low uranium production and related sales volumes. In 2008, we generated $1.0 million of cash flow from operations, resulting from our uranium production activities during the year.

        In 2010, we raised net proceeds of approximately $19.1 million through the sale of 35,365,330 shares. In the June/July period we issued 27,142,830 shares at $0.42 per share and in November 8,222,500 shares at $1.16 per share in underwritten public offerings. In 2008, we raised net proceeds of approximately $12.8 million through the sale of 3,295,920 shares at $4.34 per share in May 2008 and $183,000 from the issuance of 169,250 shares from the exercise of employee stock options.

        During 2010 we used $2.4 million in investing activities, which includes $1.2 million of capital additions for the acquisition of exploration property in South Texas. Additionally, we increased the collateral required for our financial surety obligation by $551,000 during the year. The deferral of wellfield development activities resulted in our capital expenditures used in investing activities being reduced by approximately $10.2 million to $820,000 in 2009 compared to 2008.

        We also used $11.0 million in investing activities in 2007, including $8.4 million of capital additions for our South Texas production projects. These expenditures consisted primarily of wellfield evaluation, delineation and development costs of $2.8 million and plant and equipment additions of $634,000 at Kingsville Dome. Wellfield evaluation and development costs were $2.4 million and plant and equipment additions totaled $1.9 million at the Rosita project during 2008. Costs at the Vasquez project were $355,000 in 2008 and were primarily for wellfield development and land holding costs and we spent approximately $478,000 for evaluation and delineation activities at the Company's Rosita South project during 2008.

Liquidity—Cash Sources and Uses for 2011

        As of December 31, 2010, the Company had $15.4 million in cash and our cash balance at February 28, 2011 was approximately $12.3 million. The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2011.

        During 2010 we significantly strengthened our balance sheet through the capital raises completed during the year. The approximately $19.1 million raised in 2010 has positioned the Company to move forward with its near term-plans in South Texas and New Mexico and we expect that our current financial resources will allow us to maintain the Company's liquidity for a period of twelve to fifteen months. While the Company believes it has sufficient capital resources to sustain its operating plans, as part of its strategy, it continues to seek opportunities to expand its resource base in both New Mexico and South Texas and such activities would require it to seek additional sources of financing. There can be no assurance that such activities will result in the acquisition of new properties or that we will be able to raise sufficient funds to allow the Company to move forward with such activities.

Off Balance Sheet Arrangements

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the "L/Cs) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). L/Cs for $5,858,000, $5,761,000 and $5,629,000 at December 31, 2010, 2009 and 2008, respectively such L/Cs are collateralized in their entirety by certificates of deposit.

        Performance bonds totaling $2,834,000 were issued for the benefit of the Company at December 31, 2010, 2009 and 2008. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at December 31, 2009, 2008 and 2007, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

 Contractual Obligations

        The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2010, except as otherwise noted.

		Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases	$245,088	$102,215	$142,874	$—	$—
Corporate office lease	94,713	56,828	37,885	—	—
Crownpoint	450,000	—	—	—	450,000

Total	$789,801	$159,043	$180,759	$—	$450,000

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements on page F-8 of this Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

        Specifically regarding our uranium properties, significant estimates were utilized in determining the carrying value of these assets. These assets have been recorded at their estimated net realizable value for impairment purposes, which is less than our cost. The actual value realized from these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.

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

Recently Issued Accounting Pronouncements

        In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on the notes to the consolidated financial statements. We are still evaluating the impact of the Level 3 disclosure requirements on the notes to the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Uranium Price Volatility

        The Company is subject to market risk related to the market price of uranium. We have two uranium supply contracts whose pricing mechanisms are based upon the market price of uranium. Future sales under these contracts would be impacted by both spot and long-term uranium price fluctuations. The Company's cash flow has historically been dependent on the price of uranium, which is determined primarily by global supply and demand, relative to the Company's costs of production. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond the Company's control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies.

        The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $60.00 per pound as of March 14, 2011.

Item 8.    Financial Statements and Supplementary Data.

Financial Statements

        The financial statement information called for by this item appears on pages F-1 through F-24.

Supplementary Financial Data Tables

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

	For the Quarter Ended
	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009
	(Amounts in Thousands)
Uranium sales	$—	$—	$—	$—	$57	$1,407	$1,787	$1,422
Earnings (loss) from operations	(2,632)	(3,731)	(1,992)	(2,345)	(3,711)	(2,554)	(2,291)	(1,621)
Net earnings (loss)	(2,622)	(3,664)	(1,721)	(2,348)	(3,721)	(2,525)	(2,246)	(1,574)
Net earnings (loss) per common share:
Basic	$(0.03)	$(0.04)	$(0.03)	$(0.04)	$(0.07)	$(0.04)	$(0.04)	$(0.03)
Diluted	$(0.03)	$(0.04)	$(0.03)	$(0.04)	$(0.07)	$(0.04)	$(0.04)	$(0.03)

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

        During the fiscal period covered by this report, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of December 31, 2010.

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

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010. This evaluation was based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2010.

        There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

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

Date: March 30, 2011

URANIUM RESOURCES, INC.
By:	/s/ DONALD C. EWIGLEBEN Donald C. Ewigleben, President, Chief Executive Officer and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT Paul K. Willmott, Director and Executive Chairman	March 30, 2011
/s/ DONALD C. EWIGLEBEN Donald C. Ewigleben Director, President, CEO and COO	March 30, 2011
/s/ THOMAS H. EHRLICH Thomas H. Ehrlich, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2011
/s/ LELAND O. ERDAHL Leland O. Erdahl, Director	March 30, 2011
/s/ TERENCE J. CRYAN Terence J. Cryan, Director	March 30, 2011
/s/ MARVIN K. KAISER Marvin K. Kaiser, Director	March 30, 2011

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Uranium Resources, Inc.
Lewisville, Texas 75067

        We have audited the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States.

Hein & Associates, LLP
Dallas, Texas
March 30, 2011

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$15,386,472	$6,092,068
Receivables, net	46,244	63,890
Prepaid and other current assets	179,231	125,400

Total current assets	15,611,947	6,281,358

Property, plant and equipment, at cost:
Uranium properties	82,989,579	82,212,719
Other property, plant and equipment	905,511	886,992
Less—accumulated depreciation, depletion and impairment	(64,282,888)	(64,155,311)

Net property, plant and equipment	19,612,202	18,944,400
Long-term investment:
Certificate of deposit, restricted	7,337,366	6,786,000

	$42,561,515	$32,011,758

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2010	2009
Current liabilities:
Accounts and short term notes payable	$602,190	$641,727
Current portion of restoration reserve	1,239,588	1,236,588
Royalties and commissions payable	665,745	693,303
Deferred compensation	697,028	—
Accrued legal settlement	1,375,000	—
Accrued interest and other accrued liabilities	348,269	321,235
Current portion of capital leases	83,183	112,559

Total current liabilities	5,011,003	3,005,412

Other long-term liabilities and deferred credits	4,304,057	5,487,389
Long-term capital leases, less current portion	119,588	207,922
Other long-term debt	450,000	450,000
Commitments and contingencies (Notes 2, 3, 4, 5 and 13)
Shareholders' equity:
Common stock, $0.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2010—92,430,306; 2009—56,781,792;	92,468	56,820
Paid-in capital	167,971,955	147,837,204
Accumulated deficit	(135,378,138)	(125,023,571)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)

Total shareholders' equity	32,676,867	22,861,035

	$42,561,515	$32,011,758

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Revenues:
Uranium sales	$—	$4,673,169	$18,551,065

Total revenue	—	4,673,169	18,551,065
Costs and expenses:
Cost of uranium sales:
Royalties and commissions	—	464,028	1,709,748
Operating expenses	394,763	2,692,960	6,664,341
Accretion/amortization of restoration reserve	155,943	257,791	790,204
Depreciation and depletion	756,377	1,089,612	7,207,719
Writedown of uranium properties	961,278	3,517,970	15,992,623
Exploration expenses	1,646	61,677	1,630,043

Total cost of uranium sales	2,270,007	8,084,038	33,994,678

Loss from operations before corporate expenses	(2,270,007)	(3,410,869)	(15,443,613)
Corporate expenses:
General and administrative (includes stock compensation expense of $1,032,000, $1,258,000 and $2,154,000 in 2010, 2009 and 2008, respectively)	6,911,672	6,624,023	11,405,169
Provision for legal settlement	1,375,000	—	—
Depreciation	143,361	142,531	147,561

Total corporate expenses	8,430,033	6,766,554	11,552,730

Loss from operations	(10,700,040)	(10,177,423)	(26,996,343)
Other income (expense):
Interest expense	(25,362)	(40,637)	(43,549)
Interest and other income, net	370,835	152,198	530,536

Total other income, net	345,473	111,561	486,987

Net loss	$(10,354,567)	$(10,065,862)	$(26,509,356)

Net loss per common share:
Basic	$(0.14)	$(0.18)	$(0.49)

Diluted	$(0.14)	$(0.18)	$(0.49)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
					Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit
Balances, December 31, 2007	52,305,129	$52,343	$131,282,687	$(88,448,353)	$(9,418)
Net loss	—	—	—	(26,509,356)	—
Common stock issuance	3,295,920	3,296	12,806,899	—	—
Common stock issued for services	115,250	115	92,085	—	—
Restricted common stock issued for services	70,000	70	(70)	—	—
Stock compensation expense	—	—	2,154,281	—	—
Common stock issued for stock option exercise	169,250	170	182,871	—	—

Balances, December 31, 2008	55,955,549	55,994	146,518,753	(114,957,709)	(9,418)

Net loss	—	—	—	(10,065,862)	—
Restricted common stock issued for services	826,243	826	(826)	—	—
Stock compensation expense	—	—	1,257,909	—	—
Common stock issuance	—	—	61,368	—	—

Balances, December 31, 2009	56,781,792	56,820	147,837,204	(125,023,571)	(9,418)

Net loss	—	—	—	(10,354,567)	—
Restricted common stock issued for services	282,071	282	(282)	—	—
Common stock issued for stock option exercise	1,113	1	807	—	—
Stock compensation expense	—	—	1,032,308	—	—
Common stock issuance	35,365,330	35,365	19,101,918	—	—

Balances, December 31, 2010	92,430,306	$92,468	$167,971,955	$(135,378,138)	$(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operations:
Net loss	$(10,354,567)	$(10,065,862)	$(26,509,356)
Reconciliation of net loss to cash provided by (used in) operations—
Accretion/amortization of restoration reserve	155,943	257,791	790,204
Depreciation and depletion	899,738	1,232,143	7,355,280
Writedown of uranium properties and exploration expenses	961,278	3,517,970	15,992,623
Decrease in restoration and reclamation accrual	(1,373,228)	(1,802,370)	(840,416)
Stock compensation expense	1,032,308	1,257,909	2,154,281
Write-off of target acquisition costs	—	—	1,422,410
Other non-cash items, net	19,700	34,584	78,521
Effect of changes in operating working capital items—
(Increase) decrease in receivables	17,646	(23,530)	2,612,214
(Increase) decrease in inventories	—	1,010,845	(508,342)
(Increase) decrease in prepaid and other current assets	(53,831)	388,089	(43,585)
Increase (decrease) in payables and accrued liabilities and deferred credits	1,334,939	(840,545)	(1,462,326)

Net cash provided by (used in) operations	(7,360,074)	(5,032,976)	1,041,508
Investing activities:
Increase in certificate of deposit, restricted	(551,366)	(149,285)	(553,639)
Additions to property, plant and equipment—
Kingsville Dome	(149,652)	(158,911)	(3,577,994)
Rosita	(58,504)	(40,274)	(4,471,110)
Vasquez	(77,500)	(193,528)	(354,600)
Rosita South	(78,813)	(19,926)	(477,912)
Los Finados project	(1,168,780)	—	(671)
Churchrock	(138,541)	(218,966)	(421,484)
Crownpoint	(2,972)	(2,991)	(127,479)
Other property	(139,775)	(36,340)	(1,059,439)
Other assets/notes receivable	—	—	28,773

Net cash used in investing activities	(2,365,903)	(820,221)	(11,015,555)
Financing activities:
Payments of borrowings	(117,710)	(157,695)	(261,867)
Issuance of common stock, net	19,138,091	61,368	12,993,236

Net cash provided by (used in) financing activities	19,020,381	(96,327)	12,731,369

Net increase (decrease) in cash and cash equivalents	9,294,404	(5,949,524)	2,757,322
Cash and cash equivalents, beginning of year	6,092,068	12,041,592	9,284,270

Cash and cash equivalents, end of year	$15,386,472	$6,092,068	$12,041,592

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

Uranium Properties

        All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Exploration and evaluation costs associated with uranium properties are expensed as incurred until such time that the existence of a commercially minable uranium deposit is confirmed. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized through a reduction in the net carrying value of the asset. (See Note 4—"Uranium Properties").

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

DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Capitalization of Interest

        The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the twelve months ended December 31, 2010, 2009 and 2008. Total interest costs in these periods were $25,400, $40,600 and $43,500, respectively.

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

Contingent Liabilities—Off Balance Sheet Arrangements

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the "L/Cs) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). L/Cs for $5,858,000,

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$5,761,000 and $5,629,000 at December 31, 2010, 2009 and 2008, respectively. Such L/Cs are collateralized in their entirety by certificates of deposit.

        Performance bonds totaling $2,834,000 were issued for the benefit of the Company at December 31, 2010, 2009 and 2008. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. In September 2010, the Company received notice from the bonding company requesting that the Company either increase the collateral supporting the bonds to 100% of the bond amount by making quarterly payments of $500,000 or cause the release of the bonds by the fourth quarter of 2011. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.0 million at December 31, 2010 and $2.5 million at December 31, 2009 and 2008, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

Earnings Per Share

        Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share—diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for 2010 there were no dilutive securities included in this year.

        The weighted average number of shares used to calculate basic and diluted earnings (loss) per share was 72,313,464 in 2010, 56,400,466 in 2009 and 54,568,550 in 2008. The potential Common Stock that was excluded from the calculation of diluted earnings per share was 5,947,143 in 2010, 6,216,989 in 2009 and 5,961,583 in 2008.

Consolidated Statements of Cash Flows

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Additional disclosures of cash flow information follow:

	Year Ended December 31,
	2010	2009	2008
Cash paid during the period for:
Interest	$25,400	$40,600	$43,600
The following non-cash transactions occurred in 2010, 2009 and 2008 and such transactions are summarized as follows:
Restricted share issuance of Common Stock in connection with a cash conservation plan	$106,500	$324,000	$—
Restricted share issuance of Common Stock in connection with the Amended and Restated 2004 Directors' Stock Option and Restricted Stock Plan	$—	$—	$92,200

        During 2008, the Company entered into capital leases and financings to acquire certain property plant and equipment totaling $301,000. No new capital leases or financings were entered into in 2010 and 2009. The balance of the capital leases at December 31, 2010 was $203,000.

Cash Balances in Excess of Federally Insured Limits

        The Company's cash balance at December 31, 2010 was $15.4 million and it maintains its cash accounts primarily with Bank of America, N.A. The total cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. The Company has cash balances with Bank of America, N.A. that exceeded the balance insured by the FDIC that totaled approximately $14.6 million at December 31, 2010.

Restricted Cash

        At December 31, 2010 and 2009, the Company had pledged certificates of deposit and money market accounts of $7,337,000 and $6,786,000, respectively, in order to collateralize letters of credit required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically regarding the Company's uranium properties, significant estimates were utilized in determining the carrying value of these assets and in the case of producing and development properties, the pounds of uranium to be recovered. The actual values received from the disposition of these assets and the amount of uranium recovered from

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

these projects may vary significantly from these estimates based upon market conditions, financing availability and other factors.

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

Recently Issued Accounting Pronouncements

        In January 2010, the FASB issued ASC 2010-06, Improving Disclosures about Fair Value Measurements (ASC 820-10). These new disclosures require entities to separately disclose amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, in the reconciliation for fair value measurements for Level 3, entities should present separate information about purchases, sales, issuances, and settlements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the disclosures, excluding the Level 3 activity disclosures, did not have a material impact on the notes to the consolidated financial statements. We are still evaluating the impact of the Level 3 disclosure requirements on the notes to the consolidated financial statements.

3. LIQUIDITY

        The Company had negative cash flow from operations of $7.4 million and $5.0 million for the year ended December 31 2010 and 2009, respectively and generated cash from operations for the year ended December 31, 2008 of $1.0 million.

        On September 29, 2010, in connection with the legal action initiated in June 2008 titled, Saenz v. URI Inc., we entered into a settlement agreement under which we agreed to pay to the plaintiffs $1.375 million in cash which includes amounts for prior royalties that the plaintiffs had

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

3. LIQUIDITY (Continued)

previously rejected. The payment of this settlement was made in February 2011, upon the execution of amendments to the leases and to documentation of other aspects of the settlement and dismissal of the suit.

        We had $15.4 million in cash at December 31, 2010 and $6.1 million at December 31, 2009. As of December 31, 2009 the Company had sold its entire uranium inventory and as such, we are currently evaluating the opportunities for additional sales revenue and related cash inflows for the Company in 2011. The Company raised additional capital in June and July 2010 through an underwritten public offering. Under the transactions, a total of 27,142,830 shares of common stock were sold in the offering with net proceeds of approximately $10.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company raised additional capital in November 2010 through an underwritten public offering. Under the transaction, a total of 8,222,500 shares of common stock were sold in the offering with net proceeds of approximately $8.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

        The Company expects that its existing cash will provide sufficient liquidity into 2012.

4. PROPERTY, PLANT AND EQUIPMENT

	Property, Plant and Equipment Balances (net) At December 31,
	2010	2009
Uranium plant	$9,241,000	$9,349,000
Permits and licenses	2,663,000	2,529,000
Mineral rights	2,877,000	1,598,000
Evaluation and delineation	2,460,000	2,460,000
Vehicles/depreciable equipment	1,702,000	2,113,000
Wellfield development	115,000	—
Other uranium properties	354,000	580,000
Other property, plant and equipment	200,000	315,000

Total	$19,612,000	$18,944,000

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

        At December 31, 2010, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value. A decline in the current and projected market price of uranium and an increase in the estimated production costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site. Such determination resulted in an impairment provision of approximately $961,000 for the year. The impairment provision for 2010 was approximately $590,000 for the Kingsville Dome project, $58,000 for the Rosita project, $313,000 for the Vasquez project and $567,000 for other South Texas projects. The impairment provision recorded in 2009 was approximately $3.5 million and included approximately $2.6 million for the Kingsville Dome project, $214,000 for the Rosita project, $263,000 for the Vasquez project and $576,000 for other South Texas projects.

Kingsville Dome Property

        The Kingsville Dome property consists of mineral leases from private landowners on about 2,434 gross and 2,227 net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25% to 9.375%. The leases have expiration dates ranging from 2000 to 2007, however we hold most of these leases by production; and with a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of an annual per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

        The net carrying value of the property was approximately $5,355,000 at December 31, 2010. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,285,000), and restoration and other equipment ($1,070,000).The net carrying value of the property was approximately $5,583,000 at December 31, 2009. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,393,000) and restoration and other equipment ($1,190,000).

Vasquez Property

        The Company has a mineral lease on 1369 gross and net acres located in southwestern Duval County, in South Texas. The primary term expired in February 2008; however we hold the lease by production. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

        The net carrying value of the property was approximately $493,000 at December 31, 2010. Such assets consisted of plant buildings/uranium processing/drying facilities ($154,000) and restoration and other equipment ($339,000). The net carrying value of the property was approximately $590,000 at December 31, 2009. Such assets consisted of plant buildings/uranium processing/drying facilities ($305,000), restoration and other equipment ($305,000) and asset retirement obligations ($435,000).

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

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

        The net carrying value of the Rosita property at December 31, 2010 was approximately $5,003,000. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,801,000) and restoration and other equipment of ($202,000). The net carrying value of the Rosita property at December 31, 2009 was approximately $5,186,000. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,802,000) and restoration and other equipment of ($384,000).

South Rosita

        The Rosita South property consists of mineral leases from private land owners on about 2,130 gross acres and 1,984 net acres located in Duval County near its Rosita property. Evaluation of the uranium mineralization of this property began in 2006 and continued in 2007.

        The net carrying value of the property at December 31, 2010 was approximately $2,744,000. Such assets consisted of mineral rights ($548,000), evaluation costs ($2,022,000) and permits/licenses ($174,000). The net carrying value of the property at December 31, 2009 was approximately $2,665,000. Such assets consisted of mineral rights ($469,000), evaluation costs ($2,021,000) and permits/licenses ($174,000).

Los Finados Project

        The Los Finados Project consists of an exploration lease from private land owners on about 53,500 gross acres located in Kenedy County near its Kingsville Dome property. Evaluation of the uranium mineralization of this property is scheduled to begin in the second quarter of 2011 and continue for up to three years.

        The net carrying value of the property at December 31, 2010 was approximately $1,169,000. Such assets consisted entirely of the acquisition costs to obtain the mineral rights to the property.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

        Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties was $2,094,000 and $1,955,000 at December 31, 2010 and 2009, respectively and the assets consisted of mineral rights and permitting/licensing costs.

Crownpoint Property

        The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 619 gross and 522 net acres.

        The net carrying value of these properties was $885,000 and $906,000 at December 31, 2010 and 2009, respectively, and consisted primarily of mineral rights, permits/licenses and plant buildings and equipment.

West Largo and Roca Honda

        In March 1997, we acquired the fee interest in 177,000 acres in northwestern New Mexico. Several significant occurrences of uranium mineralization are known to be within this acreage, including a uranium mineralized property called the West Largo and a uranium mineralized property called Roca Honda.

        The West Largo property is about 21 miles north of the town of Milan and about 1.5 miles west of State Highway 509 in McKinley County, New Mexico. The property lies about 3 miles to the northwest of the Ambrosia Lake District, a major producer of uranium by means of underground operations from the late 1950s to the early 1980s.

        The Roca Honda property lies about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. We also own 36 unpatented mining claims encompassing approximately 640 acres that are adjacent to the fee land. The net carrying value of the properties was $398,000 and $381,000 at December 31, 2010 and 2009, respectively.

5. CONTRACT COMMITMENTS

Sales Contracts

        In March 2006 we entered into new sales contracts with Itochu Corporation ("Itochu") and UG U.S.A., Inc. ("UG") that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The Itochu contract contains separate pricing terms for the Vasquez property that are no longer applicable since Vasquez has reached the end of its useful life. Our Texas production will be sold to Itochu at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 per pound and a ceiling of $43 per pound. If the spot price is over $50 per pound the price will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month's notice. Uranium deliveries from

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

5. CONTRACT COMMITMENTS (Continued)

the inception of the contracts through December 31, 2010 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

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

6. LONG-TERM DEBT

Summary of Long-Term Debt

	At December 31,
	2010	2009
Long-term debt of the Company consists of:
Crownpoint property	$450,000	$450,000
Capital leases	202,771	320,481

	652,771	770,481
Less—Current portion	(83,183)	(112,559)

Total long-term debt	$569,588	$657,922

        Maturities of long-term debt and capital leases are as follows:

For the Twelve Months Ended:	Long-Term Debt	Capital Leases
December 31, 2011	$—	$102,215
December 31, 2012	—	76,054
December 31, 2013	—	52,423
December 31, 2014	—	14,396
December 31, 2015 and beyond	450,000	—

Totals	$450,000	$245,088
Less amounts representing imputed interest		(42,317)

Present value of future payments		$202,771

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

7. RELATED-PARTY TRANSACTIONS

        On January 4, and April 1, 2010, 65,820 and 73,751 shares of restricted stock were granted, respectively to executive officers of the Company in connection with a cash conservation plan for 2010. All of these shares were scheduled to vest one year from the date of grant. On November 12, 2010, 20,000 restricted shares granted to the CEO were cancelled. Restricted stock grants are valued using the fair market value of the stock on the date of grant.

        In June 2010, the Company issued a total of 200,000 shares of restricted stock to non-employee directors of the Company at the annual meeting under the terms of the Company's stock option plans.

        In August 2010, the Company issued a total of 63 shares of Common Stock at $0.160 per share to a non-employee director of the Company upon his election to exercise stock options under the terms of the Company's Directors' stock option plans.

        Effective September 30, 2010, Robert M. Gallagher resigned as a member of the Board of Directors and, as of October 1, 2010 was engaged as a consultant to assist the Company in its efforts to advance toward production in New Mexico. Mr. Gallagher is engaged through the entity RMG Consulting, LLC, a government and community relations firm in which he is a principal.

        In connection with this change, the terms of the equity awards granted to Mr. Gallagher were modified whereby the vesting attributable to 25% of the 50,000 share stock option grant made on January 20, 2010 was accelerated to the date of his resignation and the exercise period was extended to September 30, 2012. In addition, the vesting attributable to 25% of the 50,000 share restricted stock grant made on June 3, 2010 was accelerated to the date of his resignation. The Company recognized stock compensation expense for the modifications of approximately $24,000 during 2010. All remaining unvested equity awards were forfeited upon his resignation.

        On January 2, April 1, July 1, and October 1, 2009, 142,680, 164,016, 69,092 and 50,455 shares of restricted stock were granted, respectively to executive officers of the Company in connection with a cash conservation plan for 2009. All of these shares were scheduled to vest one year from the date of grant. On September 3, 2009 the vesting schedule with respect to the former CEO's 115,628 restricted shares was modified to provide for immediate vesting. Restricted stock grants are valued using the fair market value of the stock on the date of grant.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

8. SHAREHOLDERS' EQUITY

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

8. SHAREHOLDERS' EQUITY (Continued)

        On September 3, 2009, the Company granted a total of 400,000 restricted shares of the Company's common stock in connection with the hire of Donald C. Ewigleben as its President/CEO/COO. 100,000 of these shares vest on March 3, 2010; the remaining 300,000 shares vest 1/3 on each of September 2010, 2011 and 2012. The vesting of the remaining 300,000 restricted shares is also subject to certain annual performance objectives as specified in Mr. Ewigleben's employment agreement. In November 2010, 20,000 restricted shares for Mr. Ewigleben were cancelled. Restricted stock grants are valued using the fair market value of the stock on the date of grant.

        On January 4, and April 1, 2010, 65,820 and 73,751 shares of restricted stock were granted, respectively to executive officers of the Company in connection with a cash conservation plan for 2010. All of these shares were scheduled to vest one year from the date of grant. On November 12, 2010, 20,000 restricted shares granted to the CEO were cancelled. Restricted stock grants are valued using the fair market value of the stock on the date of grant.

        In June 2010, the Company issued a total of 200,000 shares of restricted stock to non-employee directors of the Company at the annual meeting under the terms of the Company's stock option plans.

        Effective September 30, 2010, Robert M. Gallagher resigned as a member of the Board of Directors and, as of October 1, 2010 was engaged as a consultant to assist the Company in its efforts to advance toward production in New Mexico. Mr. Gallagher is engaged through the entity RMG Consulting, LLC, a government and community relations firm in which he is a principal.

        In connection with this change, the terms of the equity awards granted to Mr. Gallagher were modified whereby the vesting attributable to 25% of the 50,000 share stock option grant made on January 20, 2010 was accelerated to the date of his resignation and the exercise period was extended to September 30, 2012. In addition, the vesting attributable to 25% of the 50,000 share restricted stock grant made on June 3, 2010 was accelerated to the date of his resignation. The Company recognized stock compensation expense for the modifications of approximately $24,000 during 2010. All remaining unvested equity awards were forfeited upon his resignation.

        A summary of the status of non-vested shares for the years ended December 31, 2010 and 2009, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2009	70,000	$8.21
Granted	826,243	$0.85
Vested	(177,628)	$3.31

Non-vested at December 31, 2009	718,615	$0.96

Granted	339,571	$0.63
Vested	(505,115)	$0.87
Cancelled	(57,500)	$0.68

Non-vested at December 31, 2010	495,571	$0.86

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

8. SHAREHOLDERS' EQUITY (Continued)

        The unrecognized compensation of $219,000 related to the non-vested shares will be recognized over a remaining service period of 1.6 years.

Equity Infusion—Public Offering

        The Company raised additional capital in June and July 2010 through an underwritten public offering. Under the transactions, a total of 27,142,830 shares of common stock were sold in the offering with net proceeds of approximately $10.2 million, after deducting underwriting discounts and commissions and estimated offering expenses.

        The Company raised additional capital in November 2010 through an underwritten public offering. Under the transaction, a total of 8,222,500 shares of common stock were sold in the offering with net proceeds of approximately $8.9 million, after deducting underwriting discounts and commissions.

Common Stock Issued Upon Conversion of Options and Deferred Compensation

        In August 2010, the Company issued a total of 63 shares of Common Stock at $0.160 per share to a non-employee director of the Company upon his election to exercise stock options under the terms of the Company's Directors' stock option plans.

        In November 2010, the Company issued a total of 1,050 shares of Common Stock at $0.76 per share to an employee director of the Company upon his election to exercise stock options under the terms of the Company's stock option plans.

Stock Options

Employee Stock Options

        The Company has two stock Incentive Plans for Employees, both of which were approved by the Company's shareholders.

        At December 31, 2010 there were outstanding under the 1995 Stock Incentive Plan (the "1995 Plan") options to purchase 1,881,212 shares of Common Stock with exercise prices ranging from $0.76 to $3.12 per share. No new options may be granted under the 1995 Plan.

        Under the Company's 2004 Stock Incentive Plan (the "2004 Plan") a total of 1,750,000 shares may be issued upon exercise of options granted under the 2004 Plan. At December 31, 2010 there were outstanding under the 2004 Plan options to purchase 1,194,876 shares of Common Stock at exercise prices ranging from $0.73 to $5.19 per share. At December 31, 2010, 420,583 shares were available for future grants under the 2004 Plan.

        Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years.

Directors' Stock Options

        On June 19, 2001, the Company granted to certain outside directors options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $0.88 per share. 25,000 options were

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

8. SHAREHOLDERS' EQUITY (Continued)

exercised in both July 2008 and April 2007, and 25,000 were cancelled in 2006. None of such options remains outstanding at December 31, 2010.

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

        In June 2006, the Directors' Stock Option Plan was amended to increase the initial grants and the annual re-election grants to non-employee Directors to 50,000 shares of Common Stock. The 2004 Directors' Plan replaces an earlier plan that expired in 2004. None of such options remains outstanding at December 31, 2010.

        In January 2010, an option to purchase 50,000 shares of the Company's Common Stock was granted to Robert M. Gallagher, a non-employee director of the Company at an exercise price of $0.76 per share. Effective September 30, 2010, Robert M. Gallagher resigned as a member of the Board of Directors.

        In connection with this change, the terms of the equity awards granted to Mr. Gallagher were modified whereby the vesting attributable to 25% of the 50,000 share stock option grant made on January 20, 2010 was accelerated to the date of his resignation and the exercise period was extended to September 30, 2012. In addition, the vesting attributable to 25% of the 50,000 share restricted stock grant made on June 3, 2010 was accelerated to the date of his resignation. The remaining unvested equity awards were forfeited upon his resignation. Additional stock compensation expense of $6,000 was recognized in 2010 in connection with the modifications of these options.

        At the June 2010 annual meeting of the stockholders, each of the non-employee directors of the Company (Leland O. Erdahl, Terence J. Cryan, Marvin K. Kaiser and Robert M. Gallagher) was granted restricted stock under the 2004 Directors' Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $0.53 per share. Upon the resignation of Mr. Gallagher in September 2010, the vesting attributable to 25% of the 50,000 share restricted stock grant made on June 3, 2010 was accelerated to the date of his resignation. The remaining unvested equity awards were forfeited upon his resignation. The non-employee directors held options covering 706,250 shares under the 2004 Directors' Plan at December 31, 2010. At December 31, 2010, 206,250 shares were available for future grants under the 2004 Directors' Plan.

        At the June 2009 annual meeting of the stockholders, each of the non-employee directors of the Company (Leland O. Erdahl, Terence J. Cryan and Marvin K. Kaiser) was granted an option under the 2004 Directors' Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $1.49 per share. The non-employee directors held options covering 731,250 shares under the 2004 Directors' Plan at December 31, 2009. At December 31, 2009, 381,250 shares were available for future grants under the 2004 Directors' Plan.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

8. SHAREHOLDERS' EQUITY (Continued)

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

        Under the 1999 Deferred Compensation Plan (the "1999 Plan"), executive officers and directors of the Company and its subsidiaries were permitted to defer until January 11, 2006 up to 100% of their 1999 salary. At the time of the deferral election, a participant could elect to receive payment of up to 100% of the deferred amount of salary in shares of our Common Stock. A total of approximately $242,000 was deferred under the 1999 Plan of which $133,450 was paid by issuing 88,965 shares of Common Stock at $1.50 per share. As of December 31, 2010, approximately $108,200 remains outstanding as deferred compensation under the 1999 Plan.

        Under the 2000-2004 Plans, the executive officers and directors were permitted to defer up to 100% of their 2000, 2001, 2002, 2003 and 2004 salary with payment thereof to be made on January 11, 2006. On or before that date, the participant may elect to receive the deferred amount in shares of our Common Stock valued at $0.80 per share. A total of $829,000 was deferred under the 2000-2004 Plans of which $95,300 was paid in 2004 by issuing 119,125 shares of Common Stock at $0.80 per share. As of December 31, 2010, approximately $588,800 remains outstanding as deferred compensation under the 2000-2004 Plans.

        In December 2005, the 1999 Plan and the 2000-2004 Plans were amended, extending the election of the participants under the plans to receive their deferred compensation until January 11, 2011. All of the participants with accrued deferred compensation at December 2005 elected to defer their election to such date. On January 11, 2011 the participants elected to receive restricted stock totaling 885,021 shares.

Warrants

        In connection with the May 2008 equity infusion, the Company issued warrants to purchase 988,771 additional shares of common stock at a price of $5.78 per share. These warrants expire in May 2013 and are outstanding and exercisable as of December 31, 2010.

9. STOCK-BASED COMPENSATION PLANS

        Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made to employees.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

9. STOCK-BASED COMPENSATION PLANS (Continued)

Stock Compensation Expense

        Stock compensation expense for the year ended December 31, 2010, 2009 and 2008 of $1,032,000, $1,258,000 and $2,154,000, respectively, was recorded to general and administrative expenses. The Company has not recognized a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

        The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2010 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending December 31, 2010.

        In April 2010, three employees and one officer of the Company were granted options under the 2004 Employee Incentive Program to purchase a total of 85,000 shares of the Company's common stock at an exercise price of $0.73 per share. These options vest ratably over 3 years.

        In December 2010, four officers of the Company were granted options under the 2004 Employee Incentive Program to purchase a total of 95,000 shares of the Company's common stock at an exercise price of $3.29 per share. These options vest in one year.

        In September 2009, the Company hired Donald C. Ewigleben as the Company's President, CEO and COO. In connection with the hire, the Company granted Mr. Ewigleben a total of 400,000 restricted shares of the Company's common stock. 100,000 of these shares vest on March 3, 2010; the remaining 300,000 shares vest 1/3 on each of September 3, 2010, 2011 and 2012. The vesting of the remaining 300,000 restricted shares is also subject to certain annual performance objectives as specified in Mr. Ewigleben's employment agreement. As of December 31, 2010 280,000 restricted shares remain outstanding. Restricted stock grants are valued using the fair market value of the stock on the date of grant.

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

        At the June 2009 annual meeting of the stockholders, each of the four non-employee directors of the Company was granted an option under the 2004 Directors' Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $1.49 per share. The non-employee directors held options covering 731,250 shares under the 2004 Directors' Plan at December 31, 2009. At December 31, 2009, 381,250 shares were available for future grants under the 2004 Directors' Plan.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

9. STOCK-BASED COMPENSATION PLANS (Continued)

        At the June 2008 annual meeting of the stockholders, each of the three non-employee directors of the Company was granted an option under the 2004 Directors' Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $4.10 per share.

        On January 4, and April 1, 2010, 65,820 and 73,751 shares of restricted stock were granted, respectively to executive officers of the Company in connection with a cash conservation plan for 2010. All of these shares were scheduled to vest one year from the date of grant. On November 12, 2010, 20,000 restricted shares granted to the CEO were cancelled. Restricted stock grants are valued using the fair market value of the stock on the date of grant.

        In January 2010, an option to purchase 50,000 shares of the Company's Common Stock was granted to Robert M. Gallagher, a non-employee director of the Company at an exercise price of $0.76 per share. Effective September 30, 2010, Robert M. Gallagher resigned as a member of the Board of Directors. In connection with this change, the terms of the equity awards granted to Mr. Gallagher were modified whereby the vesting attributable to 25% of the 50,000 share stock option grant made on January 20, 2010 was accelerated to the date of his resignation and the exercise period was extended to September 30, 2012. In addition, the vesting attributable to 25% of the 50,000 share restricted stock grant made on June 3, 2010 was accelerated to the date of his resignation. The remaining unvested equity awards were forfeited upon his resignation. Additional stock compensation expense of approximately $13,000 was recognized in 2010 in connection with the modification of this equity award.

        At the June 2010 annual meeting of the stockholders, each of the non-employee directors of the Company (Leland O. Erdahl, Terence J. Cryan, Marvin K. Kaiser and Robert M. Gallagher) was granted restricted stock under the 2004 Directors' Plan to purchase 50,000 shares of the Company's common stock valued at $0.53 per share. Upon the resignation of Mr. Gallagher in September 2010, 25% of the 50,000 share was vested on the date of his resignation. The remaining unvested equity awards were forfeited upon his resignation. The non-employee directors held options covering 706,250 shares under the 2004 Directors' Plan at December 31, 2010. At December 31, 2010, 206,250 shares were available for future grants under the 2004 Directors' Plan.

        A total of 142,680, 164,016, 69,092 and 50,455 shares of restricted stock were granted in the first, second, third and fourth quarters of 2009, respectively to five executive officers on January 2, April 1 and July 1, 2009 and four executive officers on October 1, 2009 in connection with a cash conservation plan for 2009. All of these shares were scheduled to vest one year from the date of grant. On September 3, 2009 the vesting schedule with respect to the former CEO's 115,628 restricted shares was modified to provide for immediate vesting. The Company has recognized $110,000 of compensation cost for modification of the vesting schedule for these restricted shares. Restricted stock grants are valued using the fair market value of the stock on the date of grant.

        A total of 70,000 shares of restricted stock were granted in the first quarter of 2008. The vesting with respect to 60,000 of these restricted shares was modified in the first quarter of 2009 to provide for immediate vesting, which resulted in a reduction of stock compensation expense of approximately $24,000 being recorded in 2009. The remaining 10,000 restricted shares vest ratably over 5 years.

        The Company recognized stock compensation expense for its restricted share grants of approximately $350,000 for the year ended December 31, 2010. The Company recognized stock compensation cost for the restricted share grants of approximately $339,000 for the year ended

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

9. STOCK-BASED COMPENSATION PLANS (Continued)

December 31, 2009. The total estimated unrecognized compensation cost from the unvested restricted grants at December 31, 2010 was approximately $219,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

  Stock Options as of December 31, 2010

        The Company has four stock option plans as summarized under Footnote 8 "Shareholders Equity—Stock Options." The following table summarizes stock options outstanding and changes during the year ended December 31, 2010:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	4,406,074	$2.75
Granted	230,000	$1.79
Exercised	(1,113)	$0.73
Canceled or forfeited	(815,123)	$2.73

Options outstanding at December 31, 2010	3,819,838	$2.70	5.07	$5,539,826

Options exercisable at December 31, 2010	3,414,838	$2.64	4.63	$4,541,783

        The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2,976, $0 and $153, respectively.

        Shares available for grant under the Plans as of December 31, 2010 were 626,833.

        Stock options outstanding and currently exercisable at December 31, 2010 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	1,881,212	3.89	$1.31	1,881,212	$1.31
2004 Employee Incentive Plan	1,194,876	5.57	3.15	1,014,876	3.34
2004 Directors Plan	743,750	7.25	5.49	518,750	6.13

	3,819,838	5.07	$2.70	3,414,838	$2.64

        Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2010 was approximately $752,000, which is expected to be recognized over a weighted average period of approximately 2 to 3 years.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

9. STOCK-BASED COMPENSATION PLANS (Continued)

        Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2010: fair market value: $0.73, $0.70, $0.69 and $2,51; expected volatility of 144%, 147%, 103% and 89%; and risk-free interest rate of 4.25%, $.75%, #.75% and 3.125%. An expected life of 7.91 years, 7.27 years, 2 years and 6.32 years was used for the options granted. The weighted average fair value of the options granted in 2010 was $1.71

        Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2009: fair market value: $1.44, expected volatility of 143% and risk-free interest rate of 4.5%. An expected life of 8.01 years was used for the options granted. The weighted average fair value of the options granted in 2009 was $1.44.

        Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2008: fair market value: $4.10, expected volatility of 143% and risk-free interest rate of 4.25%. An expected life of 9.42 years was used for the options granted. The weighted average fair value of the options granted in 2008 was $4.10.

        The exercise price for the options granted under the plans is the fair market value of the Common Stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years. The weighted average fair value of options granted in 2010, 2009 and 2008 was $1.71, $1.44 and $4.10, respectively.

10. FEDERAL INCOME TAXES

        The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2010	2009	2008
Property development costs—net of amortization	$11,583,000	$13,018,000	$13,688,000
Accelerated depreciation	(151,000)	(193,000)	(195,000)
Restoration reserves	(1,560,000)	(1,093,000)	(480,000)
Net operating loss and percentage depletion carryforwards	34,766,000	29,621,000	26,235,000
Valuation allowance and other—net	(44,638,000)	(41,353,000)	(39,248,000)

Total deferred income tax asset (liability)	$—	$—	$—

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

10. FEDERAL INCOME TAXES (Continued)

        Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2010		2009		2008
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax income (loss)	$(10,354,567)	—	$(10,065,862)	—	$(26,509,356)	—
Pretax income (loss) times statutory tax rate	(3,521,000)	34%	(3,422,000)	34%	(9,013,000)	34%
Increases (decreases) in taxes resulting from:
Change in valuation allowance	3,521,000	(34)%	2,105,000	(21)%	9,013,000	(34)%
Correction to deferred tax	—	—	1,317,000	(13)%	—	—

Income tax benefit	$0	0%	$0	0%	$0	0%

        The Company also has available for regular federal income tax purposes at December 31, 2010 estimated net operating loss ("NOL") carryforwards of approximately $102,252,000, before limitations which expire primarily in 2011 through 2030, if not previously utilized. Following the issuance of the Company's Common Stock in 2001, use of the Company's NOL will be severely limited on an annual and aggregate basis. For this reason, and due to no expectation of profitable operations in the near future, the NOL has a full valuation allowance and is not shown as a deferred tax asset in the table above.

11. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

        Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2010	2009
Reserve for future restoration and reclamation costs (Asset Retirement Obligations), net of current portion of $1,240,000 and $1,237,000 in 2010 and 2009. (Note 2)	$3,804,057	$4,290,361
Royalties payable	500,000	500,000
Deferred compensation, net of current portion of $697,028 and $0 in 2010 and 2009	—	697,028

	$4,304,057	$5,487,389

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

11. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS (Continued)

        The following table shows the change in the balance of the restoration and reclamation liability (Asset Retirement Obligation) during the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Reserve for future restoration and reclamation costs at January 1,	$5,526,949	$6,994,772
Changes in cash flow estimates	733,981	79,604
Costs incurred	(1,373,228)	(1,802,369)
Accretion expense	155,943	254,942

Reserve for future restoration and reclamation costs at December 31,	$5,043,645	$5,526,949

12. EARNINGS (LOSS) PER SHARE

        Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

        The Company has issued potentially dilutive instruments in the form of common stock warrants, deferred compensation plan and common stock options granted to our employees. There were 5,736,341 and 6,216,989 dilutive securities outstanding at December 31, 2010 and 2009, respectively. The Company did not include any of these instruments in the calculation of diluted loss per share during the period because to include them would be anti-dilutive due to the net loss during the periods.

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

Registration Statement

        In May 2008, the Company completed the sale of 3,295,920 shares of common stock to accredited investors at a price of $4.34 per share and warrants to purchase 988,771 additional shares of common stock, at a price of $5.78. These warrants expire 60 months after issuance and are exercisable immediately. The Company filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in the May 2008 private placement. The registration rights agreement executed in connection with the private placement and pursuant to which

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

13. COMMITMENTS AND CONTINGENCIES (Continued)

the shares were registered, provides for penalties in the event the registration statement fails to remain effective. At December 31, 2010, the Company's registration statement was and remains effective.

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

Legal Contingencies

        In the matter titled, Saenz v. URI Inc, in the 105th Judicial District Court, Kleberg County, Texas, the owners of the mineral estate of property in Kleberg County, Texas leased to the Company sought a declaratory judgment that the leases were not valid. The Company had produced uranium from both leases. On September 29, 2010, our counsel and the plaintiffs' counsel signed a settlement agreement in this matter and the settelment was finalized in February 2011. Under the Settlement, the Plaintiffs ratified, confirmed and recognized the validity of the leases, agreed to cooperate with the Company and execute a stipulation of interest with regard to their respective interests. Plaintiffs agreed to support and not interfere, either directly or indirectly, with the Company's efforts to obtain permits, licenses or other authorizations from the different regulatory and governmental agencies with regard to any mining or other operations. We paid to Plaintiffs $1.375 million in cash, which includes amounts for prior royalties that the plaintiffs had previously rejected. In addition royalties due for future production from the leases will be amended from a 6.25% royalty rate to a sliding scale royalty.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010 AND 2009

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

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company's Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.1.1	*	Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company's Form 8-K dated April 11, 2006, SEC File Number 000-17171 and as corrected in the Company's Form 8-K dated December 7, 2007).

3.2	*	Restated Bylaws of the Company (filed with the Company's Form 10-K on March 10, 2010).

4.2	*	Form of Warrant to Purchase Common Stock (filed with the Company's Form 8-K on May 19, 2008).

10.3	*	Amended and restated 1995 Stock Incentive Plan (filed with the Company's Form SB-2 Registration No. 333-117653 on July 26, 2005).

10.7	*	Summary of Supplemental Health Care Plan (filed with Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-32754) as filed with the Securities and Exchange Commission on February 20, 1990).

10.12	*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.13	*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14	*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15	*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company's Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16	*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.16.1	*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).

10.17	*	2000-2001 Deferred Compensation Plan (filed with the Company's Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).

10.17.1	*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company's Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).

10.22	*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23	*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company's Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

Exhibit Number		Description
10.24	*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company's Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

10.24.1	*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2002, Deferred Compensation Plan for 2003, and Deferred Compensation Plan for 2004 (filed with the Company's Annual Report on Form 10-KSB dated March 31, 2006, SEC File Number 000-17171).

10.35	*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company's Quarterly Report on Form 10-QSB/A dated November 18, 2005, SEC File No. 000-17171).

10.37	*	Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006 (filed with the Company's Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).

10.38	*	Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006 (filed with the Company's Form 10-KSB dated March 31, 2006, SEC file Number 000-17171).

10.43	*	Amended and Restated 2004 Directors' Stock Option Plan dated April 10, 2007 (filed with the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated April 11, 2007, SEC File No. 333-133960)

10.43.1	*	Amended and Restated 2004 Directors' Stock Option and Restricted Stock Plan dated April 1, 2010 (filed with the Company's Form 10-Q dated August 9, 2010, SEC File No. 000-17171).

10.44	*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company's Form 10-Q dated May 10,2007, SEC File No. 000-17171)

10.45	*	Agreement dated September 3, 2009 between the Company and David N. Clark (Filed with the Company's Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.46	*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company's Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.47	*	Consulting Services Agreement with RMG Consulting, LLC dated October 1, 2010 (Filed with the Company's Form 8-K dated October 4, 2010, SEC File No. 001-33404).

10.48		Uranium Mining Lease option Agreement dated December 1, 2010 between URI, Inc. and The John G. and Marie Stella Kenedy Memorial Foundation.

14	*	Uranium Resources, Inc. Amended Code of Ethics for Senior Executives. (filed with the Company's Form 10-KSB dated March 30, 2004, SEC File No. 000-17171).

21	*	Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

23.2		Consent of Behre Dolbear & Company (USA)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.