Form 10-Q
period 2011-03-31
URANIUM RESOURCES INC /DE/
filed 2011-05-13
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	93,395,030 as of May 7, 2011

URANIUM RESOURCES, INC.

2011 FIRST QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	March 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$11,136,988	$15,386,472
Receivables, net	998	46,244
Prepaid and other current assets	272,217	179,231
Total current assets	11,410,203	15,611,947

Property, plant and equipment, at cost:
Uranium properties	83,091,441	82,989,579
Other property, plant and equipment	895,711	905,511
Less-accumulated depreciation, depletion and impairment	(64,471,959)	(64,282,888)
Net property, plant and equipment	19,515,193	19,612,202

Long-term investment:
Certificates of deposit, restricted	7,847,197	7,337,366
	$38,772,593	$42,561,515

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	March 31, 2011	December 31, 2010
Current liabilities:
Accounts payable	$935,711	$602,190
Current portion of restoration reserve	1,249,453	1,239,588
Royalties and commissions payable	665,745	665,745
Deferred compensation	—	697,028
Accrued legal settlement	—	1,375,000
Accrued interest and other accrued liabilities	376,802	348,269
Current portion of capital leases	75,123	83,183
Total current liabilities	3,302,834	5,011,003

Asset retirement obligations	3,667,025	3,804,057
Other long-term deferred credits	500,000	500,000
Long term capital leases, less current portion	104,141	119,588
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 4 and 9)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2011—93,395,030; 2010—92,430,306	93,433	92,468
Paid-in capital	169,069,209	167,971,955
Accumulated deficit	(138,404,631)	(135,378,138)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	30,748,593	32,676,867
	$38,772,593	$42,561,515

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Uranium sales	$—	$—
Total revenue	—	—
Costs and expenses:
Cost of uranium sales
Operating expenses	151,149	141,858
Accretion/amortization of restoration reserve	38,199	37,407
Depreciation and depletion	172,729	197,487
Impairment of uranium properties	305,914	210,447
Exploration expenses	91,898	—
Total cost of uranium sales	759,889	587,199
Loss from operations before corporate expenses	(759,889)	(587,199)

Corporate expenses—
General and administrative	2,298,991	1,723,233
Depreciation	34,879	35,016
Total corporate expenses	2,333,870	1,758,249
Loss from operations	(3,093,759)	(2,345,448)

Other income (expense):
Interest expense	(5,620)	(7,923)
Interest and other income, net	72,886	5,221
Net loss	$(3,026,493)	$(2,348,150)

Net loss per common share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average common shares and common equivalent shares:
Basic	93,263,212	56,845,418
Diluted	93,263,212	56,845,418

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(3,026,493)	$(2,348,150)
Reconciliation of net loss to cash used in by operations—
Accretion/amortization of restoration reserve	38,199	37,407
Depreciation and depletion	207,608	232,503
Impairment of uranium properties	305,914	210,447
Decrease in restoration and reclamation accrual	(361,903)	(349,549)
Stock compensation expense	373,847	275,509
Other non-cash items, net	2,289	14,283

Effect of changes in operating working capital items—
Decrease in receivables	45,246	60,521
Increase in prepaid and other current assets	(92,986)	(83,012)
Decrease in payables, accrued liabilities and deferred credits	(1,012,947)	(84,672)
Net cash used in operations	(3,521,226)	(2,034,713)

Investing activities:
Increase in certificates of deposit, restricted	(509,831)	(16,344)
Additions to property, plant and equipment—
Kingsville Dome	(17,748)	(84,141)
Vasquez	(6,600)	—
Rosita/Rosita South	(88,209)	(5,945)
Los Finados	(85,236)	—
Churchrock	(6,667)	(70,200)
Other property	(17,805)	(108)
Net cash used in investing activities	(732,096)	(176,738)

Financing activities:
Payments on borrowings	(23,507)	(35,182)
Issuance of common stock, net	27,345	—
Net cash provided by (used in) financing activities	3,838	(35,182)
Net decrease in cash and cash equivalents	(4,249,484)	(2,246,633)
Cash and cash equivalents, beginning of period	15,386,472	6,092,068
Cash and cash equivalents, end of period	$11,136,988	$3,845,435

Non-cash transactions:

Issuance of common stock in settlement of deferred compensation	$697,027	$—
Issuance of restricted stock to employees	$43	$66

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements March 31, 2011 (Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2010 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

3.             URANIUM PROPERTIES

Kingsville Dome Project

There was no uranium produced from Kingsville Dome in 2011 or 2010.  The primary activities undertaken at this project in the first quarter of 2011 and 2010 were for restoration, with $240,000 and $229,000 of costs being incurred in each quarter respectively for restoration work at this project.  Total capital expenditures for Kingsville Dome for the first quarter of 2011 and 2010 was $18,000 and $84,000, respectively, and was related to land and mineral lease payments.

Rosita

There was no uranium produced from Rosita in 2011 and 2010.  Groundwater restoration for the wellfields that have been depleted has been completed and are currently under the stabilization and monitoring phase of the restoration process.  Total capital expenditures for Rosita for the first quarter of 2011 and 2010 was $88,000 and $6,000, respectively, and was related to land and mineral lease payments.

Vasquez Project

Production at the Vasquez project was shut-in during October 2008. The economically recoverable reserves from this project have been mined out.  The primary activities undertaken at this project in the first quarter of 2011 and 2010 were for restoration, with $122,000 and $121,000 in costs being incurred in each quarter respectively for restoration work at this project.  Capital expenditures for Vasquez for the first quarter of 2011 were $6,600 primarily for land and mineral lease payments.  No capital expenditures for Vasquez were incurred in the first quarter of 2010.

Los Finados Project

The exploration rights to the Los Finados project were acquired in December 2010. Evaluation of the uranium mineralization of this property is scheduled to begin in the second quarter of 2011 and continue for up to three years. The lease option agreement included a $1 million fee paid at signing. It requires a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment. Investment or drilling in excess of the minimum requirement in any year counts toward the following year’s requirements.

In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. (”CTI”), a subsidiary of Cameco (NYSE: CCJ) on the Los Finados project.  CTI will fund the majority of the exploration costs and can earn up to a 70% interest in the project in consideration for their investment. Upon execution of the exploration agreement, CTI paid the Company $300,000.

At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves.  The uranium would be processed at URI’s Kingsville Dome or Rosita processing facility, with CTI’s share of production being processed under a toll processing agreement with URI.

Capital expenditures for the first quarter of 2011 were approximately $85,000 and related to land acquisition and other expenditures. The net carrying value of the property at March 31, 2011 was approximately $1,264,000.

Impairment of Uranium Properties

At March 31, 2011, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value.  A decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $306,000 and $210,000 for the first quarters of 2011 and 2010, respectively.

The impairment provision for the first quarters of 2011 and 2010, respectively were $151,000 and $160,000 related to Kingsville Dome, $67,000 and $44,000 related to Vasquez and $88,000 and $6,000 for Rosita.  The net carrying values of the Kingsville Dome, Rosita and Vasquez projects are approximately $5.3 million, $5.0 million and $483,000 at March 31, 2011.

4.             CONTRACT COMMITMENTS

Sales Contracts

In March 2006 we entered into new sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). Any uranium to be produced from the Los Finados project will not be subject to the terms of the Itochu and UG sales contracts.   The Itochu contract contains separate pricing terms for the Vasquez property that are no longer applicable since Vasquez has reached the end of its useful life. Our Texas production will be sold to Itochu at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 per pound and a ceiling of $43 per pound. If the spot price is over $50 per pound the price will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice. Uranium deliveries from the inception of the contracts through March 31, 2011 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

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

5.             STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made employees.

Stock Compensation Expense

Stock compensation expense for the three months March 31, 2011 and 2010 was $374,000 and $276,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2011 for the expected term. The expected term was estimated based on historical averages over the most recent periods ending March 31, 2011.

No stock option grants were made in the first quarter of 2011.

A total of 42,553 shares of restricted stock were issued on January 3, 2011 to the President/CEO.  This grant was made in connection with 2010 performance criteria in accordance with his employment agreement.  The Company recognized stock compensation expense for the restricted share grants of $140,000 in the first quarter of 2011 in connection with this issuance.

A total of 50,000 stock options were granted in the first quarter of 2010 to a director at an exercise price of $0.76 per share and fair value of $0.73 per option under the 2004 Directors’ Plan. The non-employee directors held options covering 781,250 shares under the 2004 Directors’ Plan at March 31, 2010.  At March 31, 2011, 206,250 shares were available for future grants under the 2004 Directors’ Plan.

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

The total estimated unrecognized compensation cost from the unvested stock options and restricted grants at March 31, 2011 was approximately $723,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

Stock Options for the Three Months Ended March 31, 2011

The following table summarizes stock options outstanding and changes during the three month period ended March 31, 2011:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term –in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2011	3,819,838	$2.70
Granted	—	—
Exercised	(37,150)	0.76
Canceled or forfeited	(14,125)	3.07
Options outstanding at March 31, 2011	3,768,563	$2.72	4.6	$1,841,000

Options exercisable at March 31, 2011	3,363,563	$2.66	4.4	$1,613,000

Shares available for grant under the Stock Option Plans as of March 31, 2011 were 630,958.

Stock options outstanding and currently exercisable at March 31, 2011 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	1,834,062	3.4	$1.31	1,834,062	$1.31
2004 Stock Incentive Plan	1,190,751	5.4	3.15	1,010,751	3.34
2004 Directors’ Plan	743,750	6.6	5.49	518,750	6.13
	3,768,563	4.6	$2.72	3,363,563	$2.66

6.             ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended March 31, 2011:

Reserve for future restoration and reclamation costs beginning of period	$5,043,645
Additions and changes in cash flow estimates	196,537
Costs incurred	(361,903)
Accretion expense	38,199
Reserve for future restoration and reclamation costs at end of period	$4,916,478

7.             SHAREHOLDERS’ EQUITY

The following table details the changes in shareholders equity for the quarter ended March 31, 2011:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2010	92,430,306	$92,468	$167,971,955	$(135,378,138)	$(9,418)
Net loss	—	—	—	(3,026,493)	—
Stock compensation expense	—	—	373,847	—	—
Common stock issuance	—	—	(889)	—	—
Common stock issued for option exercise	37,150	37	28,197	—	—
Restricted stock issuance	42,553	43	(43)	—	—
Common stock issued for deferred compensation	885,021	885	696,142	—	—
Balances, March 31, 2011	93,395,030	$93,433	$169,069,209	$(138,404,631)	$(9,418)

See Note 5 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

8.             EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 4,898,721 were excluded from the calculation of earning per share because they were anti-dilutive due to our net loss position for the quarter ended March 31, 2011.

9.             COMMITMENTS AND CONTINGENCIES

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

In December 2010, we settled the legal matter titled Saenz v. URI, Inc. and in February 2011 we finalized the settlement by paying $1.375 million to the plaintiffs and by amending the royalties due for future production from the leases.

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in a May 2008 private placement. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At March 31, 2011, the Company’s registration statement was and remains effective.

The Company has entered into Compensation Agreements with Executive Officers of the Company that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for the

Executive Chairman of the Company and twenty-four months for the other officers, following such change in control. The Compensation Agreements provide that each executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.  In addition, the Company has an employment agreement with Mr. Donald C. Ewigleben, the Company’s President and CEO, which provides for severance payments to Mr. Ewigleben upon termination of his employment under certain circumstances.  Severance payments for Mr. Ewigleben’s termination range from one year’s base salary plus 60% bonus to two years base salary plus a 60% bonus.  The agreement also contains certain change of control provisions which provide for two years base salary plus a 60% bonus, continuation of health benefits, acceleration of unvested stock options and restricted common stock awards and the extension of exercise periods for stock options by 90 days.

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

Forward-looking statements are generally identifiable by use of the words “estimate”, “project”, “believe”, “intend”, “plan”, “anticipate”, “expect” and similar expressions. These forward-looking statements include management’s expectations regarding our liquidity and burn rate, reserves and mineralized uranium material, timing of receipt of mining permits, production capacity of mining operations planned for properties in South Texas and New Mexico and dates for commencement of production at such properties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Actual results could differ materially from those in forward-looking statements because of, among other reasons, the factors described below and in the periodic reports that we file with the SEC from time to time, including Forms 10-K, 10-Q and 8-K and any amendments thereto. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks.

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

In light of these risks, uncertainties and assumptions, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. When considering forward-looking statements, you should keep in mind the cautionary statements in this report. We are not under any obligation, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference may or may not occur.

Financial Condition and Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Cost of Uranium Sales.  While we had no uranium production in the first quarters of 2011 or 2010, we have maintained stand-by, maintenance and restoration activities at our South Texas projects and as a result have incurred operating costs.  Our cost of uranium sales from the sale of produced uranium in the first quarter of 2011 was $760,000 compared with $587,000 in the same period of 2010.  Total cost of uranium sales includes operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, impairment of uranium properties and exploration costs incurred.

The costs for the first quarter ended March 31, 2011 and 2010 resulted from shut-in costs at our Kingsville Dome, Rosita and Vasquez projects.  The increase in 2011 costs resulted primarily from exploration costs incurred in connection with pre-evaluation costs associated with the exploration program planned for the Los Finados project in Kenedy County, Texas.

Impairment of Uranium Properties.  During the first quarter of 2011 and 2010, we determined the carrying value of our uranium assets were impaired and recorded an impairment provision of approximately $306,000 and $210,000 in 2011 and 2010, respectively.

Accretion and Amortization of Future Restoration Costs.  Accretion and amortization of future restoration costs in the first quarter of 2011 and 2010 was $38,000 and $37,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $2.3 million and $1.7 million, respectively in the three months ended March 31, 2011 and 2010.

Significant expenditures for general and administrative expenses for the three months ended March 31, 2011 and 2010 were:

	Three Months Ended March 31,
	2011	2010
Stock compensation expense	$374,000	$276,000
Salaries and payroll burden	709,000	527,000
Legal, accounting, public company expenses	756,000	594,000
Insurance and bank fees	129,000	129,000
Consulting and professional services	209,000	99,000
Office expenses	51,000	48,000
Travel and other expenses	71,000	50,000
Total	$2,299,000	$1,723,000

The non-cash stock compensation expense increases for the quarter ended March 31, 2011 compared to the same period in 2010 resulted primarily from the amortization of the stock option and restricted stock grants made in December 2010. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility.

Compensation costs increased $182,000 quarter over quarter in 2011 because of the return of four executive officer salaries to their pre-salary reduction levels beginning in the third quarter of 2010, an increase in Company tax obligations resulting from the deferred compensation common stock issuances made in January 2011 and an increase in employee count in 2011 compared to 2010.

The Company’s legal, accounting and public company expenses increased by $162,000 in the first quarter of 2011 compared with 2010. The main increase resulted from legal activities incurred in 2011 related to South Texas and New Mexico projects, permitting/licensing and litigation defense costs.  We also saw a reduction in audit and Sarbanes-Oxley Section 404 (“SOX 404”) fees in the first quarter of 2011 compared to 2010 as a result of the Company’s classification in 2010 as a non-accelerated filer.  During the first quarter of 2011 the board of director’s fees and travel costs increased compared to the same quarter of 2010.

Consulting and professional service expenses increased by $110,000 for the quarter ended March 31, 2011, compared with 2010 as a result of work performed in connection with the preparation of the Company’s New Mexico feasibility studies, compensation consultant costs incurred in 2011 and costs in South Texas to advance our presence in the local community.

Net Losses.  For the three months ended March 31, 2011 and 2010, we had net losses of $3.0 million and $2.3 million, respectively.

Cash Flow.  At of March 31, 2011, we had a cash balance of approximately $11.1 million compared with $3.8 million at the same date in 2010.

In the first quarter of 2011, we had cash used in operations of $3.5 million. We used $732,000 in investing activities during the first quarter of 2011 which was primarily from an increase in the collateral supporting our South Texas financial surety requirements by $500,000 and made additions to our South Texas and New Mexico property, plant and equipment of $222,000 during the quarter.  These expenditures were primarily for land and mineral lease payments during the quarter.

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

Liquidity—Cash Sources and Uses for 2011

As of March 31, 2011, the Company had $11.1 million in cash and our cash balance at April 30, 2011 was approximately $10.0 million.  The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2011.

During 2010, we significantly strengthened our balance sheet through the capital raises completed during the year. The approximately $19.1 million raised in 2010 has positioned the Company to move forward with our near term-plans in South Texas and New Mexico and we expect that our current financial resources will allow us to maintain the Company’s liquidity for a period of twelve to fifteen months. While the Company believes it has sufficient capital resources to sustain its operating plans, as part of our strategy, we continue to seek opportunities to expand our resource base in both New Mexico and South Texas.  Such activities would require us to seek additional sources of financing. There can be no assurance that such activities will result in the acquisition of new properties or that we will be able to raise sufficient funds to allow the Company to move forward with such activities.

Cameco Exploration Agreement

In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. (“CTI”), a subsidiary of Cameco (NYSE: CCJ).  The exploration agreement provides for a three-phase, three-year exploration program on the Company’s Los Finados property in South Texas, on which we have previously obtained the exploration rights and lease option.  The lease option agreement included a $1 million fee paid in December 2010 and it requires a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment.  CTI will fund the majority of the exploration costs and can earn up to a 70% interest in the project in consideration for their investment.

At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves.  The uranium would be processed at URI’s Kingsville Dome or Rosita processing facility, with CTI’s share of production being processed under a toll processing agreement with URI.  In connection with the execution of the final exploration agreement, CTI will pay the Company $300,000.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,858,000 were issued at March 31, 2011 and December 31, 2010, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at March 31, 2011 and December 31, 2010. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $1.5 million at March 31, 2011 and $2.0 million at December 31, 2010. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K.  We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $55.25 per pound as of May 2, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of March 31, 2011

Management’s Report on Internal Control over Financial Reporting

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

Changes in Internal Controls

During the first three months of 2011 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Saenz Litigation

As reported in our Annual Report on Form 10-K for the year ended December 31, 2010, we settled the matter titled Saenz v. URI, Inc. in the fourth quarter of 2010 and finalized the settlement in February 2011.

ITEM 1A.  RISK FACTORS

No material changes from those risk factors set forth in our Form 10-K for the year ended December 31, 2010.

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

URANIUM RESOURCES, INC.

Dated: May 13, 2011	By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer

Dated: May 13, 2011	By:	/s/ Thomas H. Ehrlich
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

3.2*	Restated Bylaws of the Company (filed with the Company’s Form 10-K on March 10, 2010).

4.2*	Form of Warrant to Purchase Common Stock (filed with the Company’s Form 8-K on May 19, 2008).

10.3*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-117653 on July 26, 2005).

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

10.43.1*	Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan dated April 1, 2010 (filed with the Company’s Form 10-Q dated August 9, 2010, SEC File No. 000-17171).

10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company’s Form 10-Q dated May 10,2007, SEC File No. 000-17171)

10.45*	Agreement dated September 3, 2009 between the Company and David N. Clark (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.46*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.47*	Consulting Services Agreement with RMG Consulting, LLC dated October 1, 2010 (Filed with the Company’s Form 8-K dated October 4, 2010, SEC File No. 001-33404).

10.48*

Uranium Mining Lease option Agreement dated December 1, 2010 between URI, Inc. and The John G. and Marie Stella Kenedy Memorial Foundation (filed with the Company’s Form 10-K dated March 30, 2011, SEC File No. 000-17171).

10.49*	Exploration Agreement dated May 10, 2011 between URI, Inc. and Cameco Texas, Inc. (filed with the Company’s Form 8-K dated May 13, 2011, SEC File No. 000-17171).

14*	Uranium Resources, Inc. Amended Code of Ethics for Senior Executives (filed with the Company’s Form 10-KSB dated March 30, 2004, SEC File No. 000-17171).

21*	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.