Form 10-Q
period 2011-06-30
URANIUM RESOURCES INC /DE/
filed 2011-08-15
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	93,528,362 as of August 12, 2011

URANIUM RESOURCES, INC.

2011 SECOND QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$8,243,704	$15,386,472
Receivables, net	136,378	46,244
Prepaid and other current assets	161,837	179,231
Total current assets	8,541,919	15,611,947

Property, plant and equipment, at cost:
Uranium properties	82,644,306	82,989,579
Other property, plant and equipment	867,371	905,511
Less-accumulated depreciation, depletion and impairment	(64,468,795)	(64,282,888)
Net property, plant and equipment	19,042,882	19,612,202

Long-term investment:
Certificates of deposit, restricted	8,355,720	7,337,366
	$35,940,521	$42,561,515

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	June 30, 2011	December 31, 2010
Current liabilities:
Accounts payable	$757,752	$602,190
Current portion of asset retirement obligations	1,156,526	1,239,588
Royalties and commissions payable	665,745	665,745
Deferred compensation	—	697,028
Accrued legal settlement	—	1,375,000
Accrued interest and other accrued liabilities	382,094	348,269
Current portion of capital leases	69,257	83,183
Total current liabilities	3,031,374	5,011,003

Asset retirement obligations	3,616,050	3,804,057
Other long-term deferred credits	500,000	500,000
Long term capital leases, less current portion	87,530	119,588
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 4 and 9)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2011—93,528,362; 2010—92,430,306	93,566	92,468
Paid-in capital	169,268,731	167,971,955
Accumulated deficit	(141,097,312)	(135,378,138)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	28,255,567	32,676,867
	$35,940,521	$42,561,515

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Uranium sales	$—	$—	$—	$—
Total revenue	—	—	—	—
Costs and expenses:
Cost of uranium sales
Operating expenses	213,960	88,452	365,109	230,310
Accretion/amortization of asset retirement obligations	30,820	39,881	69,019	77,288
Depreciation and depletion	158,453	192,359	331,182	389,846
Impairment of uranium properties	282,184	179,200	588,098	389,647
Exploration expenses	16,789	725	108,687	725
Total cost of uranium sales	702,206	500,617	1,462,095	1,087,816
Loss from operations before corporate expenses	(702,206)	(500,617)	(1,462,095)	(1,087,816)

Corporate expenses—
General and administrative	1,968,427	1,455,379	4,267,418	3,178,612
Depreciation	33,787	36,234	68,666	71,250
Total corporate expenses	2,002,214	1,491,613	4,336,084	3,249,862
Loss from operations	(2,704,420)	(1,992,230)	(5,798,179)	(4,337,678)

Other income (expense):
Interest expense	(4,985)	(2,910)	(10,605)	(10,833)
Interest and other income, net	16,724	274,584	89,610	279,805

Net loss	$(2,692,681)	$(1,720,556)	$(5,719,174)	$(4,068,706)

Net loss per common share:
Basic	$(0.03)	$(0.03)	$(0.06)	$(0.07)
Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Weighted average common shares and common equivalent shares per share data:
Basic	93,429,103	58,814,401	93,346,428	57,835,348
Diluted	93,429,103	58,814,401	93,346,428	57,835,348

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(5,719,174)	$(4,068,706)
Reconciliation of net loss to cash used in by operations—
Accretion/amortization of asset retirement obligations	69,019	77,288
Depreciation and depletion	399,848	461,096
Impairment of uranium properties	588,098	389,647
Decrease in restoration and reclamation accrual	(752,961)	(653,544)
Stock compensation expense	579,502	525,475
Other non-cash items, net	2,288	14,859

Effect of changes in operating working capital items—
(Increase) decrease in receivables	(90,134)	62,572
Increase (decrease) in prepaid and other current assets	17,394	(77,060)
Decrease in payables, accrued liabilities and deferred credits	(1,185,614)	(80,476)
Net cash used in operations	(6,091,734)	(3,348,849)

Investing activities:
Increase in certificates of deposit, restricted	(1,018,354)	(29,842)
Additions to property, plant and equipment—
Kingsville Dome	(73,913)	(89,400)
Vasquez	(15,100)	(7,500
Rosita/Rosita South	(92,080)	(14,048)
Los Finados	(88,237)	—
Churchrock	(9,899)	(90,266)
Other property	(28,812)	(6,573)
Proceeds from joint venture agreement	300,000	—
Net cash used in investing activities	(1,026,395)	(237,629)

Financing activities:
Payments on borrowings	(45,984)	(61,894)
Issuance of common stock, net	21,345	8,979,506
Net cash provide by (used in) financing activities	(24,639)	8,917,612
Net increase (decrease) in cash and cash equivalents	(7,142,768)	5,331,134
Cash and cash equivalents, beginning of period	15,386,472	6,092,068
Cash and cash equivalents, end of period	$8,243,704	$11,423,202

Non-cash transactions:

Issuance of common stock in settlement of deferred compensation	$697,027	$—
Issuance of restricted stock to employees and directors	$176	$339

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements June 30, 2011 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2010 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

2.                                      DESCRIPTION OF BUSINESS

Uranium Resources, Inc. (“URI” or the “Company”) was formed in 1977 and domesticated in Delaware in 1987. The Company is primarily engaged in the business of acquiring, exploring, developing and mining uranium properties, using the in situ recovery (“ISR”) or solution mining process. Historically, the primary customers of the Company have been major utilities who utilize nuclear power to generate electricity. At present the Company owns both developed and undeveloped uranium properties in South Texas and undeveloped uranium properties in New Mexico.

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

3.                                      URANIUM PROPERTIES

Kingsville Dome Project

There was no uranium produced from Kingsville Dome in 2011 or 2010.  The primary activities undertaken at this project in the first six months of 2011 and 2010 were for restoration, with $476,000 and $439,000 of costs being incurred in the first six months respectively for restoration work at this project.  Total capital expenditures for Kingsville Dome for the first six months of 2011 and 2010 was $73,900 and $89,400, respectively, and was related to land and mineral lease payments.

Rosita

There was no uranium produced from Rosita in 2011 and 2010.  Groundwater restoration for the wellfields that have been depleted has been completed and are currently under the stabilization and monitoring phase of the restoration process.  Total capital expenditures for Rosita for the first six months of 2011 and 2010 was $91,300 and $14,000, respectively, and was related to land and mineral lease payments.

Vasquez Project

Production at the Vasquez project was shut-in during October 2008. The economically recoverable reserves from this project have been mined out.  The primary activities undertaken at this project in the first six months of 2011 and 2010 were for restoration, with $277,000 and $215,000 in costs being incurred in the first six months respectively for restoration work at this project.  Capital expenditures for Vasquez for the first six months of 2011 and 2010 were $15,100 and $7,500, respectively primarily for land and mineral lease payments.

Los Finados Project

The exploration rights to the Los Finados project were acquired in December 2010. Evaluation of the uranium mineralization of this property began in the second quarter of 2011 and may continue for up to three years. The lease option agreement included a $1 million fee paid at signing. It requires a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment. Investment or drilling in excess of the minimum requirement in any year counts toward the following year’s requirements.

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

Capital expenditures for the first six months of 2011totaled approximately $88,000 and were related to land acquisition and depreciable equipment.  Such expenditures were offset by the $300,000 payment received by CTI in connection with the execution of the exploration agreement.  The net carrying value of the property at June 30, 2011 was approximately $961,000.

Impairment of Uranium Properties

At June 30, 2011, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value.  A decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $588,000 and $390,000 for the first six months of 2011 and 2010, respectively.

The impairment provision for the first six months of 2011 and 2010, respectively were $362,000 and $281,000 related to Kingsville Dome, $135,000 and $98,000 related to Vasquez and $91,000 and $11,000 for Rosita.  The net carrying values of the Kingsville Dome, Rosita and Vasquez projects were approximately $5.2 million, $5.0 million and $473,000 at June 30, 2011.

4.                                      CONTRACT COMMITMENTS

Sales Contracts

In March 2006 we entered into new sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). Any uranium to be produced from the Los Finados project will not be subject to the terms of the Itochu and UG sales contracts.   The Itochu contract contains separate pricing terms for the Vasquez property that are no longer applicable since Vasquez has reached the end of its useful life. Our Texas production will be sold to Itochu at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 per pound and a ceiling of $43 per pound. If the spot price is over $50 per pound the price will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice. Uranium deliveries from the inception of the contracts through June 30, 2011 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

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

5.                                      STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock options and restricted stock granted to employees and directors.

Stock Compensation Expense

Stock compensation expense for the six months ended June 30, 2011 and 2010 was $580,000 and $525,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2011 for the expected term. The expected term was estimated based on historical averages over the most recent quarter ending June 30, 2011.  Restricted stock grants are valued using the fair market value of the stock on the date of grant.

At the June 2011 annual meeting of the stockholders, each of the three non-employee directors of the Company were granted 33,333 shares of restricted common stock of the Company and an option to purchase 16,667 shares of common stock under the Amended and Restated 2004 Directors Stock Option and Restricted Stock Plan (the “Amended 2004 Directors’ Plan”) in lieu of the annual stock option grants made in connection with the annual meeting.  Both the restricted shares and the stock option grant shares vest at the rate of 25% per year on the anniversary date of their grant date.  At June 30, 2011, 1,306,250 shares were available for future stock option and restricted share grants under the Amended 2004 Directors’ Plan.  The Company recognized stock compensation expense for the restricted share and stock option grants of $3,600 in the second quarter of 2011 in connection with these grants.

On June 7, 2011 the Company’s Executive Chairman was granted 33,333 shares of restricted common stock of the Company and an option to purchase 16,667 shares of common stock under the Company’s 2004 Stock Incentive Plan.  Both the restricted shares and the stock option grant shares vest at the rate of 25% per year on the anniversary date of their grant date.  The Company recognized stock compensation expense for the restricted share and stock option grants of $1,200 in the second quarter of 2011 in connection with these grants.

A total of 42,553 shares of restricted stock were issued on January 3, 2011 to the President/CEO.  This grant was made in connection with 2010 performance criteria in accordance with his employment agreement.  The Company recognized stock compensation expense for the restricted share grants of $140,000 in the first quarter of 2011 in connection with this issuance.

At the June 2010 annual meeting of the stockholders, each of the non-employee directors of the Company were granted 50,000 shares of restricted common stock of the Company under the Amended 2004 Directors Plan in lieu of the annual stock option grants made in connection with the annual meeting.  Such shares vest 25% per year on the anniversary date of their grant date.  In the first quarter of 2010, 50,000 stock options were granted to a newly appointed director at an exercise price of $0.76 per share and fair value of $0.73 per option under the 2004 Directors’ Stock Option Plan.  The non-employee directors held options covering 781,250 shares and 200,000 shares for restricted stock under the Amended 2004 Directors’ Plan at June 30, 2010.

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

The total estimated unrecognized compensation cost from all unvested stock options and restricted stock grants at June 30, 2011 was approximately $823,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

Stock Options for the Six Months Ended June 30, 2011

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2011:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term —in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2011	3,819,838	$2.70
Granted	66,668	1.73
Exercised	(37,150)	0.76
Canceled or forfeited	(14,125)	3.07
Options outstanding at June 30, 2011	3,835,231	$2.70	4.5	$1,032,000

Options exercisable at June 30, 2011	3,504,397	$2.74	4.3	$931,000

Shares available for grant under the Stock Option Plans as of June 30, 2011 were 1,714,291.

Stock options outstanding and currently exercisable at June 30, 2011 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	1,834,062	3.1	$1.31	1,834,062	$1.31
2004 Stock Incentive Plan	1,207,418	5.2	3.13	1,039,085	3.27
2004 Directors’ Plan	793,751	6.5	5.25	631,250	6.05
	3,835,231	4.5	$2.70	3,504,397	$2.74

6.                                       ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the six months ended June 30, 2011:

Reserve for future restoration and reclamation costs beginning of period	$5,043,645
Additions and changes in cash flow estimates	412,873
Costs incurred	(752,961)
Accretion expense	69,019
Reserve for future restoration and reclamation costs at end of period	$4,772,576

7.                                      SHAREHOLDERS’ EQUITY

The following table details the changes in shareholders equity for the six months ended June 30, 2011:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2010	92,430,306	$92,468	$167,971,955	$(135,378,138)	$(9,418)
Net loss	—	—	—	(5,719,174)	—
Stock compensation expense	—	—	579,502	—	—
Common stock issuance	—	—	(6,889)	—	—
Common stock issued for option exercise	37,150	37	28,197	—	—
Restricted stock issuance	175,885	176	(176)	—	—
Common stock issued for deferred compensation	885,021	885	696,142	—	—
Balances, June 30, 2011	93,528,362	$93,566	$169,268,731	$(141,097,312)	$(9,418)

See Note 5 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

8.                                      EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 4,836,110 were excluded from the calculation of earning per share because they were anti-dilutive due to our net loss position for the six months ended June 30, 2011.

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

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in a May 2008 private placement. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At June 30, 2011, the Company’s registration statement was and remains effective.

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

Financial Condition and Results of Operations

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Cost of Uranium Sales.  While we had no uranium production in the first half of 2011 or 2010, we have maintained stand-by, maintenance and restoration activities at our South Texas projects and as a result have incurred operating costs that are classified “cost of uranium sales” on our financial statements. .  Our cost of uranium sales in the first half of 2011 was $1,462,000 compared with $1,088,000 in the same period of 2010.  Total cost of uranium sales includes operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, impairment of uranium properties and exploration costs incurred.

The costs for the first half of June 30, 2011 and 2010 resulted from shut-in costs at our Kingsville Dome, Rosita and Vasquez projects.  The increase in 2011 costs resulted primarily from increases to the impairment provision for the Company’s uranium properties in the second quarter of 2011 and from exploration costs incurred in the first quarter of 2011 in connection with pre-evaluation costs associated with the exploration program planned for the Los Finados project in Kenedy County, Texas.

Impairment of Uranium Properties.  During the first half of 2011 and 2010, we determined the carrying value of our uranium assets were impaired and recorded an impairment provision of approximately $588,000 and $390,000 in 2011 and 2010, respectively.

Accretion and Amortization of Future Restoration Costs.  Accretion and amortization of future restoration costs in the first half of 2011 and 2010 was $69,000 and $77,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $4.3 million and $3.2 million, respectively in the six months ended June 30, 2011 and 2010.

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2011 and 2010 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock compensation expense	$206,000	$250,000	$580,000	$526,000
Salaries and payroll burden	614,000	543,000	1,323,000	1,071,000
Legal, accounting, public company expenses	640,000	350,000	1,397,000	944,000
Insurance and bank fees	140,000	103,000	270,000	232,000
Consulting and professional services	235,000	97,000	443,000	196,000
Office, travel and other expenses	133,000	112,000	254,000	210,000

Total	$1,968,000	$1,455,000	$4,267,000	$3,179,000

The non-cash stock compensation expense increases for the six months ended June 30, 2011 compared to the same period in 2010 resulted primarily from the amortization of the stock option and restricted stock grants made in December 2010. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility.

Compensation costs increased $252,000 for the first six months of 2011 compared to 2010 because of the return of four executive officer salaries to their pre-salary reduction levels beginning in the third quarter of 2010, an increase in Company tax obligations resulting from the deferred compensation common stock issuances made in January 2011 and an increase in employee count in 2011 compared to 2010.

The Company’s legal, accounting and public company expenses increased by $453,000 in the first six months of 2011 compared with 2010. The main increase resulted from legal activities incurred in 2011 related to South Texas and New Mexico projects, permitting/licensing and litigation defense costs.  We also saw a reduction in audit and Sarbanes-Oxley Section 404 (“SOX 404”) fees in the first quarter of 2011 compared to 2010 as a result of the Company’s classification in 2010 as a non-accelerated filer.  During the first quarter of 2011 the board of director’s fees and travel costs increased compared to the same quarter of 2010.

Consulting and professional service expenses increased by $247,000 for the six months ended June 30, 2011, compared with 2010 as a result of work performed in connection with the preparation of the Company’s New Mexico feasibility studies, compensation consultant costs incurred in 2011 and costs in South Texas to advance our presence in the local community.

Net Losses.  For the six months ended June 30, 2011 and 2010, we had net losses of $5.7 million and $4.1 million, respectively.

Cash Flow.  At of June 30, 2011, we had a cash balance of approximately $8.2 million compared with $11.4 million at the same date in 2010.

In the first six months of 2011, we had cash used in operations of $6.1 million. We used $1.0 million in investing activities during the first half of 2011 which was primarily from an increase in the collateral supporting our South Texas financial surety requirements by $1.0 million and made net additions to our South Texas and New Mexico property, plant and equipment of $26,000 during the quarter.  These expenditures were primarily for land and mineral lease payments during the quarter.

In the first six months of 2010, we had cash used in operations of $3.3 million. We used $238,000 in investing activities during the first half of 2010.  We increased the collateral supporting our South Texas financial surety requirements by $30,000 and made additions to our South Texas and New Mexico property, plant and equipment of $207,000 during the quarter.  These expenditures were primarily for land and mineral lease payments during the quarter.  During the first half of 2010 our net cash from financing activities increased by $8.9 million, primarily from the sale of 23,809,500 shares of common stock that were sold at a price of $0.42 per share on June 25, 2010 in an underwritten public offering. Net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $9.0 million.  We used approximately $62,000 during the period for principal payments for the Company’s capital leases.

Liquidity—Cash Sources and Uses for 2011

As of June 30, 2011, the Company had $8.2 million in cash and our cash balance at July 31, 2011 was approximately $7.3 million.  The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2011.

During 2010, we significantly strengthened our balance sheet through the capital raises completed during the year. The approximately $19.1 million raised in 2010 has positioned the Company to move forward with our near term-plans in South Texas and New Mexico and we expect that our current financial resources will allow us to maintain the Company’s liquidity for a period of nine to twelve months beyond June 30, 2011. While the Company believes it has sufficient capital resources to sustain its operating plans, as part of our strategy, we continue to seek opportunities to expand our resource base in both New Mexico and South Texas.  Such activities would require us to seek additional sources of financing. There can be no assurance that such activities will result in the acquisition of new properties or that we will be able to raise sufficient funds to allow the Company to move forward with such activities.

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

At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves.  The uranium would be processed at URI’s Kingsville Dome or Rosita processing facility, with CTI’s share of production being processed under a toll processing agreement with URI.  In connection with the execution of the final exploration agreement, CTI paid the Company $300,000.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,858,000 were issued at June 30, 2011 and December 31, 2010, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at June 30, 2011 and December 31, 2010. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $1.0 million at June 30, 2011 and $2.0 million at December 31, 2010. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $51.50 per pound as of August 8, 2011.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of June 30, 2011.

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

Changes in Internal Controls

During the first six months of 2011 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Endaum Litigation

Eastern Navajo Dine Against Uranium Mining (“ENDAUM” and “Plaintiffs”), the intervenor group that has been a party to much of the New Mexico based litigation filed against the Company in the past, has filed a Complaint for Declaratory and Injunctive Relief and a Motion for Preliminary Injunction against the New Mexico Environment Department (“NMED”) on July 15, 2011.  The case involves an alleged misinterpretation by NMED of NMED’s regulations governing ground water discharge permits that have been issued to the our subsidiary, Hydro Resources, Inc. (“HRI”), pursuant to the New Mexico Water Quality Act.  Plaintiffs seek a declaratory judgment that NMED has no authority under the Water Quality Act or its implementing regulations to accept HRI’s application to renew its discharge permit as a permit renewal.  Plaintiffs also seek declaratory judgment that NMED has no authority to allow HRI to conduct in situ leach uranium mining operations at HRI’s Churchrock Section 8 property under its existing discharge permit while the permit is in timely renewal. The Motion for Preliminary Injunction seeks to prevent NMED from allowing HRI to conduct any discharges on the Churchrock Section 8 property prior to NMED making a determination to grant a new discharge permit application from HRI.  We will intervene in this case and will actively defend our rights in the matter.

ITEM 1A.  RISK FACTORS

You should carefully consider the general discussion of risk factors set forth in the material set forth under the caption “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2010. The factor identified below is an additional factor to those reported in our Form 10-K that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

The Navajo Nation ban on uranium mining in Indian Country encompasses approximately 49% of our in place mineralized uranium material on our properties in New Mexico and will adversely affect our ability to mine unless the ban is overturned.

In April 2005, the Navajo Nation Council passed the Diné Natural Resources Protection Act of 2005 prohibiting uranium mining and processing on any sites within Indian Country as defined under 18 U.S.C. § 1151. We believe that the ban is beyond the jurisdiction of the Navajo Nation.  However, the ban may prevent us from developing and operating our properties located in Indian Country.  While the United States Court of Appeals for the Tenth Circuit held, en banc, that the Company’s Section 8 property in Churchrock, New Mexico is not Indian Country, approximately 49% of our in place mineralized uranium material is located in Indian Country. The term “Indian Country” is derived from jurisdictional determinations in criminal law enforcement proceedings under 18 U.S.C. § 1151 and understood to encompass territory situated within Indian reservations, land owned by Indian allottees and land within a dependent Indian community.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 7, 2011, Uranium Resources, Inc. (the “Company”) held its 2011 Annual Meeting of Stockholders (“Annual Meeting”) for which the Board of Directors solicited proxies.  At the Annual Meeting, the stockholders voted on the following:

1)	Election of the Board of Directors.

2)	Approval of an amendment to the Amended and Restated 2004 Directors Stock Option and Restricted Stock Plan.

3)	Advisory vote on the compensation of the Company’s Named Executive Officers.

4)	Advisory vote on the frequency of holding a non-binding stockholder vote on the compensation of the Company’s Named Executive Officers.

5)	Ratification of the appointment of Hein & Associates, LLP as the independent registered accounting firm for the Company for the current fiscal year.

The final voting results on each of the matters submitted to a vote of shareholders at the Annual Meeting were as follows:

1)	The nominees to the Board of Directors were elected based on the following shares voted:

	For	Withheld
Paul K. Willmott	21,626,312	651,399
Donald C. Ewigleben	21,291,891	985,820
Leland O. Erdahl	21,626,675	651,036
Terence J. Cryan	21,803,298	474,413
Marvin K. Kaiser	21,820,393	457,318

2)

Approval of the Amended and Restated 2004 Directors Stock Option and Restricted Stock Plan. The affirmative votes constituted a majority of the shares present in person or by proxy at the meeting and entitled to vote on the proposal.

For	Against	Abstain
19,094,152	1,973,921	1,209,638

3)

Advisory approval of the compensation of the Company’s Named Executive Officers. The affirmative votes constituted a majority of the shares present in person or by proxy at the meeting and entitled to vote on the proposal.

For	Against	Abstain
19,271,115	1,763,378	1,243,218

4)

Recommendation, on an advisory basis, to hold a non-binding stockholder vote on the compensation of the Company’s Named Executive Officers every year. The votes of “1 year” constituted a majority of the shares present in person or by proxy at the meeting and entitled to vote on the proposal.

1 Year	2 Year	3 Year	Abstain
19,205,855	298,855	1,424,464	1,348,537

5)

Ratification of Hein and Associates, LLP as independent registered accounting firm for fiscal year 2011. There were no broker non-votes. The affirmative votes constituted a majority of the shares present in person or by proxy at the meeting and entitled to vote on the proposal.

For	Against	Abstain
64,738,324	954,600	372,172

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

See the Index to Exhibits on Page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: August 15, 2011	By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer

Dated: August 15, 2011	By:	/s/ Thomas H. Ehrlich
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

10.12*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated June 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated June 30, 1999, SEC File Number 000-17171).

10.16.1*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-KSB dated June 30, 2006, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).

10.17.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company’s Annual Report on Form 10-KSB dated June 30, 2006, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

Exhibit Number	Description
10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

10.24.1*

Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2002, Deferred Compensation Plan for 2003, and Deferred Compensation Plan for 2004 (filed with the Company’s Annual Report on Form 10-KSB dated June 30, 2006, SEC File Number 000-17171).

10.35*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company’s Quarterly Report on Form 10-QSB/A dated November 18, 2005, SEC File No. 000-17171).

10.37*

Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006 (filed with the Company’s Form 10-KSB dated June 30, 2006, SEC file Number 000-17171).

10.38*

Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated June 30, 2006 (filed with the Company’s Form 10-KSB dated June 30, 2006, SEC file Number 000-17171).

10.43	Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan dated March 25, 2011.

10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company’s Form 10-Q dated May 10,2007, SEC File No. 000-17171)

10.45*	Agreement dated September 3, 2009 between the Company and David N. Clark (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.46*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.47*	Consulting Services Agreement with RMG Consulting, LLC dated October 1, 2010 (Filed with the Company’s Form 8-K dated October 4, 2010, SEC File No. 001-33404).

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

101

The following financial information from the quarterly report on Form 10-Q of Uranium Resources, Inc. for the quarter ended June 30, 2011, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*  Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.