Form 10-Q
period 2011-09-30
URANIUM RESOURCES INC /DE/
filed 2011-11-14
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	93,528,362 as of November 11, 2011

URANIUM RESOURCES, INC.

2011 THIRD QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 30, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$5,414,726	$15,386,472
Receivables, net	293,065	46,244
Prepaid and other current assets	260,676	179,231
Total current assets	5,968,467	15,611,947

Property, plant and equipment, at cost:
Uranium properties	82,689,009	82,989,579
Other property, plant and equipment	868,186	905,511
Less-accumulated depreciation, depletion and impairment	(64,643,545)	(64,282,888)
Net property, plant and equipment	18,913,650	19,612,202

Long-term investment:
Certificates of deposit, restricted	8,862,491	7,337,366
	$33,744,608	$42,561,515

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	September 30, 2011	December 31, 2010
Current liabilities:
Accounts payable	$1,176,868	$602,190
Current portion of asset retirement obligations	1,177,951	1,239,588
Royalties and commissions payable	665,745	665,745
Deferred compensation	—	697,028
Accrued legal settlement	—	1,375,000
Accrued interest and other accrued liabilities	374,732	348,269
Current portion of capital leases	64,482	83,183
Total current liabilities	3,459,778	5,011,003

Asset retirement obligations	3,637,683	3,804,057
Other long-term deferred credits	500,000	500,000
Long term capital leases, less current portion	71,028	119,588
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Notes 4 and 9)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2011—93,528,362; 2010—92,430,306	93,566	92,468
Paid-in capital	169,426,529	167,971,955
Accumulated deficit	(143,884,558)	(135,378,138)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	25,626,119	32,676,867
	$33,744,608	$42,561,515

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Uranium sales	$—	$—	$—	$—
Total revenue	—	—	—	—
Costs and expenses:
Cost of uranium sales
Operating expenses	133,753	67,260	498,862	297,570
Accretion/amortization of asset retirement obligations	26,543	39,143	95,562	116,431
Depreciation and depletion	145,193	186,603	476,375	576,449
Impairment of uranium properties	493,568	352,631	1,081,666	742,278
Exploration expenses	(25,816)	—	82,871	725
Total cost of uranium sales	773,241	645,637	2,235,336	1,733,453
Loss from operations before corporate expenses	(773,241)	(645,637)	(2,235,336)	(1,733,453)

Corporate expenses—
General and administrative	2,022,139	1,674,030	6,289,557	4,852,642
Provision for legal settlement	—	1,375,000	—	1,375,000
Depreciation	31,717	36,331	100,383	107,581
Total corporate expenses	2,053,856	3,085,361	6,389,940	6,335,223
Loss from operations	(2,827,097)	(3,730,998)	(8,625,276)	(8,068,676)

Other income (expense):
Interest expense	(4,395)	(7,597)	(15,000)	(18,430)
Interest and other income, net	44,246	74,114	133,856	353,919

Net loss	$(2,787,246)	$(3,664,481)	$(8,506,420)	$(7,733,187)

Net loss per common share:
Basic	$(0.03)	$(0.04)	$(0.09)	$(0.12)
Diluted	$(0.03)	$(0.04)	$(0.09)	$(0.12)

Weighted average common shares and common equivalent shares per share data:
Basic	93,528,362	83,720,754	93,407,739	66,558,635
Diluted	93,528,362	83,720,754	93,407,739	66,558,635

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(8,506,420)	$(7,733,187)
Reconciliation of net loss to cash used in by operations—
Accretion/amortization of asset retirement obligations	95,562	116,431
Depreciation and depletion	576,758	684,030
Impairment of uranium properties	1,081,666	742,278
Decrease in restoration and reclamation accrual	(1,170,956)	(1,072,148)
Stock compensation expense	737,300	795,743
Other non-cash items, net	2,289	14,858

Effect of changes in operating working capital items—
(Increase) decrease in receivables	(246,821)	59,288
Decrease in prepaid and other current assets	(81,445)	(157,877)
(Increase) decrease in payables, accrued liabilities and deferred credits	(773,860)	1,349,191
Net cash used in operations	(8,285,927)	(5,201,393)

Investing activities:
Increase in certificates of deposit, restricted	(1,525,125)	(41,795)
Additions to property, plant and equipment—
Kingsville Dome	(110,063)	(143,324)
Vasquez	(15,100)	(7,500)
Rosita/Rosita South	(118,732)	(63,852)
Los Finados	(88,236)	—
Churchrock	(30,057)	(125,543)
Section 13 Drilling	(17,805)	(89,882)
Other property	(34,785)	(26,797)
Proceeds from joint venture agreement	300,000	—
Net cash used in investing activities	(1,639,903)	(498,693)

Financing activities:
Payments on borrowings	(67,261)	(90,419)
Issuance of common stock, net	21,345	10,203,626
Net cash provided by (used in) financing activities	(45,916)	10,113,207

Net increase (decrease) in cash and cash equivalents	(9,971,746)	4,413,121
Cash and cash equivalents, beginning of period	15,386,472	6,092,068
Cash and cash equivalents, end of period	$5,414,726	$10,505,189

Non-cash transactions:

Issuance of common stock in settlement of deferred compensation	$697,027	$—
Issuance of restricted stock to employees and directors	$176	$302

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements September 30, 2011 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2010 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

The Company resumed uranium production in 2004 at its Vasquez project, in 2006 at its Kingsville Dome project and in the 3rd quarter of 2008 at its Rosita project, each of such projects are located in South Texas. As a result of declining uranium market prices and high production costs, the Company ceased development of additional wellfields and curtailed production from its South Texas projects as existing production wellfields from each project were depleted. Production at our Vasquez and Rosita projects were shut down in the 4th quarter of 2008 and production was shut-in at the Kingsville Dome project in September 2009. The Vasquez project was mined out in 2008 and is now being restored. At the Kingsville Dome and Rosita projects, our production shut-in was done to conserve the in-place reserve base until higher prices can be realized.

Prior to resuming Vasquez production, the Company had been in production stand-by since the first quarter of 1999 at its Kingsville Dome and Rosita projects. Groundwater restoration and reclamation activities have been conducted at these two sites and are currently ongoing at each of the Kingsville Dome, Vasquez and Rosita projects.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  On October 31, 2011, the Company, entered into an At-The-Market Sales Agreement (the “ATM Sales Agreement”) with BTIG, LLC (“BTIG”), pursuant to which the Company may sell up to $15,000,000 in aggregate offering price of its common stock through BTIG, acting as sales agent.  Sales under the ATM program may be made at the Company’s direction from time to time, through an “at-the-market” share offering program under its currently effective registration statement on Form S-3.  The Company believes it will be able to satisfy its 2011 and 2012 working capital needs from its cash on hand and the funds expected to be raised under the ATM program.  The Company also expects that it will need to secure between $30 million and $50 million in additional capital for the development of its Churchrock uranium project in New Mexico in 2012.  There can be no assurance that we will be able to raise sufficient funds under the ATM program or the funds necessary to allow the Company to move forward with its future development plans in New Mexico.

3.                                      URANIUM PROPERTIES

Kingsville Dome Project

There was no uranium produced from Kingsville Dome in 2011 or 2010.  The primary activities undertaken at this project in the first nine months of 2011 and 2010 were for restoration, with $730,000 and $693,000 of costs being incurred in the first nine months respectively for restoration work at this project.  Total capital expenditures for Kingsville Dome for the first nine months of 2011 and 2010 were $110,000 and $143,000, respectively, and were related to land and mineral lease payments.

Rosita

There was no uranium produced from Rosita in 2011 and 2010.  Groundwater restoration for the wellfields that have been depleted has been completed and the restoration results for these wellfields have been reviewed and approved by the Texas regulatory agencies.  We expect to achieve final closure on these areas by the third quarter of 2012.  Total capital expenditures for Rosita for the first nine months of 2011 and 2010 was $119,000 and $64,000, respectively, and was related to land and mineral lease payments.

Vasquez Project

Production at the Vasquez project was shut-in during October 2008. The economically recoverable reserves from this project have been mined out.  The primary activities undertaken at this project in the first nine months of 2011 and 2010 were for groundwater restoration, with $441,000 and $379,000 in costs being incurred in the first nine months respectively.  Capital expenditures for Vasquez for the first nine months of 2011 and 2010 were $15,100 and $7,500, respectively primarily for land and mineral lease payments.

Los Finados Project

The exploration rights to the Los Finados project were acquired in December 2010. Evaluation of the uranium mineralization of this property began in the second quarter of 2011 and may continue for up to three years. The lease option agreement included a $1 million fee paid at signing. The lease option includes a three phase exploration program which requires a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment. The timing for the Company’s decision to continue exploration under phase two and phase three of the program is November 30, 2011 and 2012, respectively.  Investment or drilling in excess of the minimum requirement in any year counts toward the following year’s requirements.

In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. (“CTI”), a subsidiary of Cameco (NYSE: CCJ) on the Los Finados project.  The agreement with CTI also includes a three phase exploration program.  CTI has agreed to complete phase one of the program and within 60 days after the end of each phase can elect to continue to the next phase of the exploration program.  Under this agreement CTI will fund the majority of the exploration costs and can earn up to a 70% interest in the project in consideration for their investment. Upon execution of the exploration agreement, CTI paid the Company $300,000.  At September 30, 2011, the Company has incurred and billed approximately $700,000 in costs to CTI under the exploration agreement.  The costs expended through October 31, 2011 for the minimum exploration commitment of $1 million for the first phase of the exploration program were approximately $900,000 and the remaining expenditures are expected to be met in November 2011.

At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves.  The uranium would be processed at URI’s Kingsville Dome or Rosita processing facility, with CTI’s share of production being processed under a toll processing agreement with URI.

Capital expenditures for the first nine months of 2011 totaled approximately $88,000 and were related to land acquisition and depreciable equipment.  Such expenditures were offset by the $300,000 payment received by CTI in connection with the execution of the exploration agreement.  The net carrying value of the property at September 30, 2011 was approximately $955,000.

Impairment of Uranium Properties

At September 30, 2011, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value.  A decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $1,082,000 and $742,000 for the first nine months of 2011 and 2010, respectively.

The impairment provision for the first nine months of 2011 and 2010, respectively were $750,000 and $481,000 related to Kingsville Dome, $114,000 and $45,000 for Rosita and $218,000 and $216,000 related to Vasquez.  The net carrying values of the Kingsville Dome, Rosita and Vasquez projects were approximately $5.1 million, $4.9 million and $464,000 at September 30, 2011.

4.                                      CONTRACT COMMITMENTS

Sales Contracts

In March 2006 we entered into new sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). Any uranium to be produced from the Los Finados project will not be subject to the terms of the Itochu and UG sales contracts.  The Itochu contract contains separate pricing terms for the Vasquez property that are no longer applicable since Vasquez has reached the end of its useful life. Our Texas production will be sold to Itochu at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 per pound and a ceiling of $43 per pound. If the spot price is over $50 per pound the price will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month’s notice. Uranium deliveries from the inception of the contracts through September 30, 2011 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

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

Stock Compensation Expense

Stock compensation expense for the nine months ended September 30, 2011 and 2010 was $737,000 and $796,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option pricing model was used to estimate the stock option fair values. The option pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the option or restricted shares are exercised, vest or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2011 for the expected term. The expected term was estimated based on historical averages over the most recent quarter ending September 30, 2011.  Restricted stock grants are valued using the fair market value of the stock on the date of grant.

At the June 2011 annual meeting of the stockholders, each of the three non-employee directors of the Company were granted 33,333 shares of restricted common stock of the Company and an option to purchase 16,667 shares of common stock under the Amended and Restated 2004 Directors Stock Option and Restricted Stock Plan (the “Amended 2004 Directors’ Plan”) in lieu of the annual stock option grants made in connection with the annual meeting.  Both the restricted shares and the stock option grant shares vest at the rate of 25% per year on the anniversary date of their grant date.  At September 30, 2011, 1,356,250 shares were available for future stock option and restricted share grants under the Amended 2004 Directors’ Plan.  The Company recognized stock compensation expense for the restricted share and stock option grants of $18,200 in 2011 in connection with these grants.

On June 7, 2011 the Company’s Executive Chairman was granted 33,333 shares of restricted common stock of the Company and an option to purchase 16,667 shares of common stock under the Company’s 2004 Stock Incentive Plan.  Both the restricted shares and the stock option grant shares vest at the rate of 25% per year on the anniversary date of their grant date.  The Company recognized stock compensation expense for the restricted share and stock option grants of $5,800 in 2011 in connection with these grants.

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

Effective September 30, 2010, Robert M. Gallagher resigned as a member of the Board of Directors and, as of October 1, 2010 was engaged as a consultant to assist the Company in its efforts to advance toward production in New Mexico. Mr. Gallagher is engaged through the entity RMG Consulting, LLC, a government and community relations firm in which he is the principal.  In connection with this change, the terms of the equity awards granted to Mr. Gallagher were modified whereby the vesting attributable to 25% of the 50,000 share stock option grant made on January 20, 2010 was accelerated to the date of his resignation and the exercise period was extended to September 30, 2012. In addition, the vesting attributable to 25% of the 50,000 share restricted stock grant made on June 3, 2010 was accelerated to the date of his resignation. The Company recognized stock compensation expense for the modifications of approximately $12,000 during the first nine months of 2010. All remaining unvested equity awards were forfeited upon his resignation.

The total estimated unrecognized compensation cost from all unvested stock options and restricted stock grants at September 30, 2011 was approximately $665,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

Stock Options for the Nine months Ended September 30, 2011

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2011:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term —in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2011	3,819,838	$2.70
Granted	66,668	1.73
Exercised	(37,150)	0.76
Canceled or forfeited	(864,125)	3.10
Options outstanding at September 30, 2011	2,985,231	$2.59	4.0	$—

Options exercisable at September 30, 2011	2,654,397	$2.63	3.7	$—

Shares available for grant under the Stock Option Plans as of September 30, 2011 were 2,564,291.

Stock options outstanding and currently exercisable at September 30, 2011 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price

1995 Stock Incentive Plan	1,834,062	2.9	$1.31	1,834,062	$1.31
2004 Stock Incentive Plan	407,418	4.7	3.45	239,085	4.28
2004 Directors’ Plan	743,751	6.4	5.26	581,250	6.12
	2,985,231	4.0	$2.59	2,654,397	$2.63

6.                                       ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the nine months ended September 30, 2011:

Reserve for future restoration and reclamation costs beginning of period	$5,043,645
Additions	340,883
Costs incurred	(1,170,956)
Changes in cash flow estimates	506,500
Accretion expense	95,562
Reserve for future restoration and reclamation costs at end of period	$4,815,634

The change in cash flow estimates is primarily related to the Company increasing the monthly undiscounted cost estimate at the Kingsville Dome project from $60,000 to $70,000 per month over the remaining restoration period.

7.                                      SHAREHOLDERS’ EQUITY

The following table details the changes in shareholders equity for the nine months ended September 30, 2011:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2010	92,430,306	$92,468	$167,971,955	$(135,378,138)	$(9,418)
Net loss	—	—	—	(8,506,420)	—
Stock compensation expense	—	—	737,300	—	—
Common stock issuance	—	—	(6,889)	—	—
Common stock issued for option exercise	37,150	37	28,197	—	—
Restricted stock issuance	175,885	176	(176)	—	—
Common stock issued for deferred compensation	885,021	885	696,142	—	—
Balances, September 30, 2011	93,528,362	$93,566	$169,426,529	$(143,884,558)	$(9,418)

See Note 5 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

8.                                      EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or warrants were exercised or converted into common stock.  Potentially dilutive shares of 4,742,573 were excluded from the calculation of earning per share because they were anti-dilutive due to our net loss position for the nine months ended September 30, 2011.

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

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in a May 2008 private placement. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At September 30, 2011, the Company’s registration statement was and remains effective.

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

10.                               SUBSEQUENT EVENTS

On October 31, 2011, the Company, entered into an ATM Sales Agreement with BTIG, pursuant to which the Company may sell from time to time, shares of its common stock through an “at-the-market” share offering program under its currently effective registration statement on Form S-3.  The Company may sell up to $15,000,000 in aggregate offering price of its common stock through BTIG, acting as sales agent.  On October 31, 2011, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the offering.  The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement.

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

Financial Condition and Results of Operations

Comparison of Three and Nine months Ended September 30, 2011 and 2010

Cost of Uranium Sales.  While we had no uranium production in the first nine months of 2011 or 2010, we have maintained stand-by, maintenance and restoration activities at our South Texas projects and as a result have incurred operating costs that are classified “cost of uranium sales” on our financial statements.  Our cost of uranium sales in the first nine months of 2011 was $2,235,000 compared with $1,733,000 in the same period of 2010.  Total cost of uranium sales includes operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, impairment of uranium properties and exploration costs incurred.

The increase in 2011 costs resulted primarily from increases to the impairment provision for the Company’s uranium properties in the second and third quarter of 2011, an increase in operating expenses incurred in 2011 and from exploration costs incurred in the first quarter of 2011 in connection with pre-evaluation costs associated with the exploration program planned for the Los Finados project in Kenedy County, Texas.

Impairment of Uranium Properties.  During the first nine months of 2011 and 2010, we determined the carrying value of our uranium assets were impaired and recorded an impairment provision of approximately $1,082,000 and $742,000 in 2011 and 2010, respectively.

Accretion and Amortization of Future Restoration Costs.  Accretion and amortization of future restoration costs in the first nine months of 2011 and 2010 were $96,000 and $116,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $6.4 million and $6.3 million, respectively in the nine months ended September 30, 2011 and 2010.

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock compensation expense	$158,000	$270,000	$737,000	$796,000
Salaries and payroll burden	632,000	606,000	1,955,000	1,676,000
Provision for legal settlement	—	1,375,000	—	1,375,000
Legal, accounting, public company expenses	667,000	327,000	2,064,000	1,271,000
Insurance and bank fees	204,000	169,000	474,000	402,000
Consulting and professional services	226,000	169,000	669,000	365,000
Office, travel and other expenses	135,000	133,000	391,000	343,000

Total	$2,022,000	$3,049,000	$6,290,000	$6,228,000

The non-cash stock compensation expense increases for the nine months ended September 30, 2011 compared to the same period in 2010 resulted primarily from the amortization of the stock option and restricted stock grants made in December 2010. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility.

Compensation costs increased $279,000 for the first nine months of 2011 compared to 2010 because of the return of four executive officer salaries to their pre-salary reduction levels beginning in the third quarter of 2010, an increase in Company tax obligations resulting from the deferred compensation common stock issuances made in January 2011 and an increase in employee count in 2011 compared to 2010.

The Company’s legal, accounting and public company expenses increased by $793,000 in the first nine months of 2011 compared with 2010. The main increase resulted from legal activities incurred in 2011 related to South Texas and New Mexico projects, permitting/licensing and litigation defense costs.  The increase in legal fees were offset by a reduction in audit and Sarbanes-Oxley Section 404 (“SOX 404”) fees in the first nine months of 2011 compared to 2010.  The reduction in audit related fees resulted primarily from a change in the Company’s classification in 2010 as a non-accelerated filer.  During the first nine months of 2011, the board of director’s fees and travel costs increased compared to 2010.

The provision for legal settlement of $1.375 million in the third quarter of 2010 resulted from the signing on September 29, 2010, of a settlement agreement in the June 2008 suit for declaratory judgment titled, Saenz v. URI Inc. which was filed in the 105th Judicial District Court, Kleberg County, Texas by the owners of the mineral estate of property in Kleberg County, Texas.  Under the Settlement, the Plaintiffs will ratify, confirm and recognize the validity in all respects of the leases, agree to cooperate with the Company and execute a stipulation of interest with regard to their respective interests and agree to support and not interfere, either directly or indirectly, with the Company’s efforts to obtain permits, licenses or other authorizations from the different regulatory and governmental agencies with regard to any mining or other operations.  The Company paid to Plaintiffs $1.375 million in cash which includes amounts for prior royalties that the plaintiffs had previously rejected.  In addition royalties due for future production from the leases will be amended from a 6.25% royalty rate to a sliding scale royalty ranging from 9% to 15%.  The Settlement is subject to execution of amendments to the leases to reflect the foregoing and to documentation of other aspects of the settlement and dismissal of the suit.

Consulting and professional service expenses increased by $304,000 for the nine months ended September 30, 2011, compared with 2010 as a result of work performed in connection with the preparation of the Company’s New Mexico feasibility studies, compensation consultant costs incurred in 2011 and public affairs costs in New Mexico and South Texas to advance our presence in the local communities.

Net Losses.  For the nine months ended September 30, 2011 and 2010, we had net losses of $8.5 million and $7.7 million, respectively.

Cash Flow.  At of September 30, 2011, we had a cash balance of approximately $5.4 million compared with $10.5 million at the same date in 2010.

In the first nine months of 2011, we had cash used in operations of $8.3 million. We used $1.6 million in investing activities during the first nine months of 2011 which was primarily from a $1.5 million increase in the collateral supporting our South Texas financial surety requirements. We also made net additions to our South Texas and New Mexico property, plant and equipment of $115,000 during the period.  These expenditures were primarily for land and mineral lease payments during the period.

In the first nine months of 2010, we had cash used in operations of $5.2 million. We used $499,000 in investing activities during the first nine months of 2010.  We increased the collateral supporting our South Texas financial surety requirements by $42,000 and made additions to our South Texas and New Mexico property, plant and equipment of $457,000 during the period.  These expenditures were primarily for land and mineral lease payments during the period.  During the first nine months of 2010 our net cash from financing activities increased by $10.1 million, primarily from the sale of 27,142,830 shares of common stock that were sold at a price of $0.42 per share on June 25, 2010 and July 16, 2010 in an underwritten public offering. Net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $10.1 million.  We used approximately $90,000 during the period for principal payments for the Company’s capital leases.

Liquidity—Cash Sources and Uses for 2011

As of September 30, 2011, the Company had $5.4 million in cash and our cash balance at October 31, 2011 was approximately $4.3 million.  The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for the remainder of 2011.

On October 31, 2011, the Company, entered into an ATM Sales Agreement with BTIG, pursuant to which the Company may sell up to $15,000,000 in aggregate offering price of its common stock through BTIG, acting as sales agent.  Sales under the ATM program may be made at the Company’s direction from time to time, through an “at-the-market” share offering program under its currently effective registration statement on Form S-3.  The Company believes it will be able to satisfy its 2011 and 2012 working capital needs from its cash on hand and the funds expected to be raised under the ATM program.  The Company also expects that it will need to secure between $30 million and $50 million in additional capital for the development of its Churchrock uranium project in New Mexico in 2012.  There can be no assurance that we will be able to raise sufficient funds under the ATM program or the funds necessary to allow the Company to move forward with its future development plans in New Mexico.

Cameco Exploration Agreement

In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. (“CTI”), a subsidiary of Cameco (NYSE: CCJ).  The exploration agreement provides for a three-phase, three-year exploration program on the Company’s Los Finados property in South Texas, on which we have previously obtained the exploration rights and lease option.  The lease option agreement included a $1 million fee paid in December 2010 and it requires a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment.  CTI has agreed to complete the first phase of the exploration program and within 60 days after the completion of each exploration phase may elect to continue to the next phase of the exploration program.  Under this agreement CTI will fund the majority of the exploration costs and can earn up to a 70% interest in the project in consideration for their investment.

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

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,858,000 were issued at September 30, 2011 and December 31, 2010, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,834,000 were issued for the benefit of the Company at September 30, 2011 and December 31, 2010. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of bonding issued by USF&G exceeded the amount of collateral by $448,000 at September 30, 2011 and $2.0 million at December 31, 2010. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $51.75 per pound as of October 24, 2011.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in Internal Controls

During the first nine months of 2011 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Endaum Litigation

As previously disclosed, Eastern Navajo Dine Against Uranium Mining (“ENDAUM”) has filed a Complaint for Declaratory and Injunctive Relief and a Motion for Preliminary Injunction against the New Mexico Environment Department (“NMED.  We have intervened.  A hearing on ENDAUM’s motion for summary judgment is scheduled for March 8, 2012 and a hearing on the Motion for Preliminary Injunction is scheduled for April 2, 2012.  We are actively defending this matter.

Dispute over Kleberg County Settlement Agreement

In February 2007, Kleberg County, Texas (the “County”) adopted a resolution alleging violations of its December 2004 Settlement Agreement with the Company and authorizing suit against the Company.  Since that time, the Company and the County engaged in mediation in September 2011.  An agreement was not reached and the Company is preparing for trial.  The case is set for trial on December 12, 2011.  If this matter goes to trial, the Company will defend the case vigorously.

ITEM 1A.  RISK FACTORS

No material changes from those risk factors set forth in our Form 10-K for the year ended December 31, 2010 and our Form 10-Q for the period ended June 30, 2011.

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

URANIUM RESOURCES, INC.

Dated: November 14, 2011	By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Thomas H. Ehrlich
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

10.12*	Compensation Agreement dated September 2, 1997 between the Company and Paul K. Willmott (filed with the Company’s Annual Report on Form 10-K dated September 30, 1998, SEC File Number 000-17171).

10.13*	Compensation Agreement dated September 2, 1997 between the Company and Richard A. Van Horn (filed with the Company’s Annual Report on Form 10-K dated September 30, 1998, SEC File Number 000-17171).

10.14*	Compensation Agreement dated September 2, 1997 between the Company and Thomas H. Ehrlich (filed with the Company’s Annual Report on Form 10-K dated September 30, 1998, SEC File Number 000-17171).

10.15*	Compensation Agreement dated September 2, 1997 between the Company and Mark S. Pelizza (filed with the Company’s Annual Report on Form 10-K dated September 30, 1998, SEC File Number 000-17171).

10.16*	Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated September 30, 1999, SEC File Number 000-17171).

10.16.1*	Amendment No. 1 to the Uranium Resources, Inc. 1999 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-KSB dated September 30, 2006, SEC File Number 000-17171).

10.17*	2000-2001 Deferred Compensation Plan (filed with the Company’s Annual Report on Form 10-K dated December 31, 2004, SEC File Number 000-17171).

10.17.1*	Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2000-2001 (filed with the Company’s Annual Report on Form 10-KSB dated September 30, 2006, SEC File Number 000-17171).

10.22*	Uranium Resources, Inc. Deferred Compensation Plan for 2002 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

10.23*	Uranium Resources, Inc. Deferred Compensation Plan for 2003 (filed with the Company’s Quarterly Report on Form 10-QSB dated November 13, 2002, SEC File Number 000-17171).

Exhibit Number	Description
10.24*	Uranium Resources, Inc. Deferred Compensation Plan for 2004 (filed with the Company’s Quarterly Report on Form 10-QSB dated May 14, 2004, SEC File Number 000-17171).

10.24.1*

Amendment No. 2 to the Uranium Resources, Inc. Deferred Compensation Plan for 2002, Deferred Compensation Plan for 2003, and Deferred Compensation Plan for 2004 (filed with the Company’s Annual Report on Form 10-KSB dated September 30, 2006, SEC File Number 000-17171).

10.35*	Uranium Resources, Inc. 2004 Stock Incentive Plan (filed with the Company’s Quarterly Report on Form 10-QSB/A dated November 18, 2005, SEC File No. 000-17171).

10.37*

Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006 (filed with the Company’s Form 10-KSB dated September 30, 2006, SEC file Number 000-17171).

10.38*

Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated September 30, 2006 (filed with the Company’s Form 10-KSB dated September 30, 2006, SEC file Number 000-17171).

10.43*	Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan dated March 25, 2011.

10.44*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company’s Form 10-Q dated May 10,2007, SEC File No. 000-17171)

10.45*	Agreement dated September 3, 2009 between the Company and David N. Clark (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.46*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

10.47*	Consulting Services Agreement with RMG Consulting, LLC dated October 1, 2010 (Filed with the Company’s Form 8-K dated October 4, 2010, SEC File No. 001-33404).

10.48*

Uranium Mining Lease option Agreement dated December 1, 2010 between URI, Inc. and The John G. and Marie Stella Kenedy Memorial Foundation (filed with the Company’s Form 10-K dated March 30, 2011, SEC File No. 001-33404).

10.49*	Exploration Agreement dated May 10, 2011 between URI, Inc. and Cameco Texas, Inc. (filed with the Company’s Form 8-K dated May 13, 2011, SEC File No. 001-33404).

10.50*	At-The-Market Sales Agreement, dated October 28, 2011, between Uranium Resources, Inc. and BTIG, LLC. (filed with the Company’s Form 8-K dated October 31, 2011, SEC File No. 001-33404)

14*	Uranium Resources, Inc. Amended Code of Ethics for Senior Executives (filed with the Company’s Form 10-KSB dated March 30, 2004, SEC File No. 000-17171).

21*	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the quarterly report on Form 10-Q of Uranium Resources, Inc. for the quarter ended September 30, 2011, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*  Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.