Form 10-K
period 2011-12-31
URANIUM RESOURCES INC /DE/
filed 2012-03-12
CIK 839470

Use these links to rapidly review the document

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2011, was approximately $121,880,454. Number of shares of Common Stock, $0.001 par value, outstanding as of March 9, 2012: 106,062,979 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K report are incorporated by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2012 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

i

ii

iii

PART I

        The "Company" or "Registrant" or "URI" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-K contains "forward-looking statements." These statements include, without limitation, statements relating to management's expectations regarding the Company's ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, access rights, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Risk Factors" beginning on page 11.

        Certain terms used in this Form 10-K and other industry terms are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

Item 1.    Business.

The Company

        Uranium Resources, Inc. (URI) is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium mines in South Texas using the in-situ recovery mining process (ISR). Since its founding, URI has produced over 8 million pounds U3O8 from five Texas projects, two of which have been fully restored and returned to the land owners. The Company currently has two fully licensed ISR processing facilities in Texas: Kingsville Dome and Rosita. In addition, through a joint venture with Cameco Resources ("Cameco") we are continuing an exploration program on the 53,524 acre Los Finados property in Kenedy County, Texas. Since 1986, the Company has built a significant asset base in New Mexico that includes 101.4 million pounds U3O8 of in-place mineralized uranium material on 183,000 acres of uranium mineral holdings. We have a Nuclear Regulatory Commission (NRC) license to build a 3 million pound U3O8 per year ISR processing facility at Crownpoint, New Mexico. As of February 29, 2012 we had 47 employees. As a result of low uranium prices, we ceased production in 2009.

Our Strategy

        URI's vision is to be a leading U.S. uranium producer and developer. To that end, we are focused on developing our assets in New Mexico, consolidating uranium properties to gain production economies while also expanding assets in Texas in order to capitalize on our two processing facilities in South Texas. Key operational elements of the strategic plan for our Texas properties include (1) positioning the Company to return to production in Texas should the price of uranium return to a level sufficient to generate positive cash flow; (2) advance phase II of the Los Finados exploration project and determine the value of continuing through Phase III while enhancing the Company's exploration capabilities; (3) continue to maintain our restoration activities in South Texas in accordance with the Company's existing agreements and regulatory requirements and (4) analyze any synergistic opportunities and potential asset monetization prospects in Texas. In New Mexico, our strategic plan calls for continuing to advance our uranium consolidation activities, as well as maintain our discussions with entities that would benefit from the production of the uranium. In addition, we will continue our communication efforts with the local communities, State and local governments and the Navajo Nation to address legacy issues while continuing education efforts on the safety of today's uranium mining practices with the objective of bridging the gap that currently exists between uranium mining entities and others with stakeholder interests in the State.

 Subsequent Events: Signing of Definitive Agreement for Acquisition of Neutron Energy Inc. and Financing Agreement

        Throughout 2011, the Company was actively pursuing its strategy of consolidating resources in the New Mexico uranium district. In March 2012, we announced the execution of a merger agreement to acquire 100% of the equity capital (the "Transaction") of Neutron Energy, Inc. ("Neutron"). As part of the Transaction, Resource Capital Fund V L.P. ("RCF") has agreed to purchase $20 million of the Company's common stock to retire the majority of Neutron's outstanding debt owed to RMB Australia Holdings Limited ("RMB"). The remainder of Neutron debt owed to RMB will be converted into URI common stock, resulting in URI acquiring Neutron on a debt-free basis. The Transaction, which has been unanimously approved by the Boards of Directors of both URI and Neutron, is subject to shareholder approval of each company and is expected to close in the third quarter of 2012.

        URI has also entered into an investment agreement with RCF pursuant to which RCF will provide $10 million in funding to URI through the purchase of 10.3 million of the Company's common stock. This $10 million capital infusion was completed on March 9, 2012. A total of 37 million URI common shares will be issued for total consideration $38.1 million based on URI's closing stock on February 24, 2012 of $1.03. Upon closing of the merger, URI, at its option, can receive an additional $5 million in RCF financing.

        Neutron is a private uranium exploration and development company with significant assets located in the Grants Mineral Belt of New Mexico, including the Cebolleta and Juan Tafoya projects that cover 10,814 acres. The Cebolleta property contains 6.68 million tons of mineralized material at a grade of 0.176% U3O8 and 4.5 million tons of mineralized material at a grade of 0.09% U3O8, while the Juan Tafoya property contains 3.81 million tons of mineralized material at a grade of 0.149% U3O8 and 0.39 million tons of mineralized material at a grade of 0.112% U3O8. These properties are located on private lands and are planned to be mined using conventional techniques. Neutron also holds a suite of properties that neighbor certain URI properties west of Mt. Taylor, in the Ambrosia Lake region, that contain 3.2 million tons of mineralized material at a grade of 0.148% U3O8. Most of the mineralized material at the Ambrosia Lake projects is planned to be mined using conventional techniques, while there may be small isolated pockets which can be mined by ISR techniques. Neutron also has uranium assets in South Dakota and Wyoming.

        The total of the New Mexico uranium holdings for the two companies combined is over 206,600 acres.

New Mexico Assets

        URI holds a NRC source materials license to build and operate an ISR uranium processing facility on company-owned property at Crownpoint, New Mexico. The license allows for ISR mining at the Churchrock and Crownpoint projects that together hold nearly 34 million pounds U3O8 of in-place mineralized uranium material. The license allows for the production of up to 1 million pounds per year from Churchrock until a successful commercial demonstration of restoration is made; after which the quantity of production can be increased and mining on other properties can begin. Total production under the license is limited to 3 million pounds U3O8 per year. The Company completed a technical report on its Churchrock Section 8 project which was subjected to a peer review by an independent engineering firm in order to validate the economic determinations and engineering plans. The feasibility study completed by the engineering firm is currently under review by the Company. The Company's ability to begin plant construction and wellfield development in New Mexico in 2012 with production following in 2013 is subject to the receipt of necessary approvals for access to the property (See Item 2. Properties—New Mexico—Churchrock/Mancos"), availability of financing and activation of our permits and licenses. These plans include initiating infrastructure construction and core and definition drilling at our Churchrock Section 8 property in the second quarter of 2012. Current plans are to initially transport uranium loaded resin to either our Kingsville Dome or Rosita processing facility which is expected to accelerate the process to get to production, as the Crownpoint processing facility is constructed.

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

        The Company's strategy with regard to restarting production in South Texas is to insure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year. The Company believes its existing South Texas reserve base from its existing production areas at Kingsville Dome and Rosita and the reserves identified at its Rosita South and adjacent Rosita production acreage will enable it to produce at that level for up to two years. The Company is in the process of finalizing the necessary permits for its Rosita South and adjacent Rosita acreage and expects the required permits will be granted. Production could begin within 6-12 months after a decision to restart is made and will be dependent upon sustainable realized uranium prices stabilizing at profitable levels.

        Longer-term, the Company plans to expand its resources through acquisition of additional South Texas properties and through exploration activities. The first phase of the exploration component of this plan was initiated with the Company signing a three-year exploration agreement covering 53,524 acres in Kenedy County, Texas. The exploration agreement includes an option to lease the acreage for uranium production.

2011 Events

        In May 2011, URI entered into a joint venture agreement with Cameco Resources ("Cameco") for a three-phase, three-year exploration program on the Los Finados property in Kenedy County, Texas. The first phase of the drilling program began on June 21 and was completed by November 30 at a cost of approximately $1 million. A total of 19 holes totaling 24,560 feet were drilled in the initial phase. Phase I exploratory work used a widely spaced drilling program covering a grid designed to test the potential for uranium mineralization over the 53,524 acre area.

        In May 2011, the Company received notice from the New Mexico Environment Department ("NMED") that its discharge plan (New Mexico's terminology for an Underground Injection Control Permit under the federal Safe Drinking Water Act), was in timely renewal and that the NMED would proceed in conducting a technical review of its renewal application. NMED's confirmation that the discharge plan is in timely renewal allowed the Company to remain on track for the timing of its production plans in New Mexico.

        In October 2011, the Company received notification that the Nuclear Regulatory Commission ("NRC") reactivated our Source Materials License to conduct in-situ recovery (ISR) uranium mining in McKinley County, New Mexico. The license, which was originally issued in 1998 to Hydro Resources, Inc., URI's wholly-owned subsidiary, has been in timely renewal status since 2003. The reactivation effectively enables the use of the license by the Company for the production of uranium as defined in the license. With this notice the Company has undertaken to renew the license for a standard 10-year term. During the renewal process, the active license may be utilized according to its present terms and conditions, which allows for the production of up to 1 million pounds per year from Churchrock Section 8 until a successful commercial demonstration of restoration is made, after which mining on other properties can begin and the quantity of production can be increased to 3 million pounds per year.

        In November 2011, the Company and Cameco announced its intent to move forward with Phase II exploration program on Los Finados Project. The second phase of drilling began in December 2011 and is expected to be completed by the end of November 2012. URI has committed an additional $1.5 million in exploration activities during the twelve-month period ended November 30, 2012, in order to maintain the option to lease the property. Under Phase II of the agreement with URI, Cameco will fund $1.0 million toward those exploration activities and will earn an additional 10% interest in Los Finados, raising its interest in the project to 50%. Cameco may elect to fund the entire $1.5 million by moving into Phase III of the program.

        Throughout 2011, the Company's focus in New Mexico has been on the completion of its feasibility study to determine the options available to advance its Churchrock/Crownpoint project. The feasibility study and its proposed options will determine the best mining method of the Company's various projects in New Mexico as well as the size, design and capabilities of its Churchrock/Crownpoint ISR wellfield and processing facilities. Construction and production will be dependent upon having the necessary financial resources in place, the speed of construction activities, the availability of capital equipment and a recovery in uranium prices. The Company completed a technical report on its Churchrock Section 8 project which was subjected to a peer review by an independent engineering firm in order to validate the economic determinations and engineering plans. The feasibility study completed by the engineering firm is currently under review by the Company.

Uranium Reserves/Mineralized Material

        In accordance with the Securities and Exchange Commission's (the "SEC") Guideline on Non-Reserve Mineralized Material, and as shown in the following table, we estimate 101.4 million pounds of in-place mineralized uranium material on our New Mexico properties as of December 31, 2011. The estimate for each New Mexico property is based on studies and geologic reports prepared by prior owners, along with studies and reports prepared by geologists engaged by the Company. The estimates presented below were reviewed and affirmed by Behre Dolbear & Company (USA) an independent private engineering firm in their report dated February 26, 2008. Since the date of the report, the Company has maintained its ownership position of these properties, the properties have not been subject to any production activities and the estimates remain unchanged.

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED
MATERIAL IN NEW MEXICO

Property	Tonnage Millions	Grade Percent	Non-Reserve Mineralized Material Millions of Lbs. U3O8
Mancos	5.2	0.11%	11.3
Churchrock	7.8	0.12%	18.6
Nose Rock	7.6	0.15%	21.9
West Largo	2.8	0.30%	17.2
Roca Honda	3.9	0.19%	14.7
Crownpoint	4.8	0.16%	15.3
Ambrosia Lake	0.71	0.17%	2.4

Total			101.4

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

SUMMARY OF IN-PLACE RESERVES IN SOUTH TEXAS

Property	Tonnage Millions	Grade Percent	Proven Uranium Reserves Millions of Lbs. U3O8 at 12/31/2011
Kingsville Dome	0.035	0.071%	0.050
Rosita	0.133	0.080%	0.224
Rosita South(1)	0.129	0.077	0.198
Rosita(1)	0.112	0.086	0.192

Total			0.664

(1)
The Company is in the process of finalizing the necessary permits for these areas and expects the required permits will be granted.

 Long-Term Delivery Contracts

        In March 2006, we entered into contracts with Itochu Corporation and UG USA, Inc. (superseding prior agreements), each of which calls for delivery of one-half of our actual production from our Texas properties (excluding our Los Finados project and another large potential exploration play). The terms of these 2006 contracts are summarized below.

        The Itochu Contract.    Under the Itochu contract all production from the Vasquez property was sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37.00 per pound and a ceiling of $46.50 per pound. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37.00 per pound and a ceiling of $43.00 per pound. On non-Vasquez production the price paid will be increased by 30% of the difference between the actual spot price and the $43.00 ceiling up to and including $50.00 per pound. If the spot price is over $50.00 per pound, the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month's notice. Since the inception of the new contract through December 31, 2011, we have delivered approximately 510,000 pounds to Itochu.

        The UG Contract.    Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG's agreement to restructure its previously existing contract, we paid UG $12 million in cash. Through December 31, 2011, we have delivered approximately 482,000 pounds to UG.

        The Itochu and UG contracts contain provisions which exclude the Company's requirement to deliver uranium produced from two specifically identified large ranch properties in South Texas. Uranium produced from the Company's Los Finados project is one of the properties that is not subject to the conditions of these contracts.

Overview of the Uranium Industry

        The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association ("WNA"), as of February 2012, there were 434 nuclear power plants operating in the world with an annual consumption of about 147 million pounds of uranium. In addition, the WNA lists 61 reactors under construction, 156 being planned and 343 being proposed.

        Based on reports by Ux Consulting Company, LLC, ("Ux"), the preliminary estimate for worldwide production of uranium in 2011 is 140 million pounds. Ux reported that the gap between production and demand was filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium, or HEU, inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. These secondary supplies are currently meeting over 25% of worldwide demand but are depleting.

        Spot market prices rose from $21.00 per pound in January 2005 to a high of $136.00 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion or unavailability of secondary supplies. The sharp price increase was driven in part by high levels of utility buying, which resulted in most utilities covering their requirements through

2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure on uranium prices since the third quarter of 2007. The spot market price for uranium at the start of 2011 was $62.50 per pound and ranged between a low of $49.00 per pound in August to a year-end of $51.75 per pound. As of February 28, 2012, the spot price was $52.00 per pound and the long-term contract price was $60.00 per pound.

        The following graph shows annual average spot prices per pound from 1992 to 2011 and the average weekly price for the period January 1, 2012 to February 28, 2012, as reported by Ux Consulting.

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

        The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has a combination of bank Letters of Credit (the "L/Cs") and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). The L/Cs relate primarily to our operations at our Kingsville Dome and Vasquez projects and amounted to $5,858,000, at December 31, 2011 and 2010. The L/Cs are collateralized in their entirety by certificates of deposit.

        The performance bonds were $2,834,000 on December 31, 2011 and 2010, and related primarily to our operations at Kingsville Dome and Rosita. USF&G has required that the Company deposit funds collateralizing a portion of the bonds, and at December 31, 2011 the Company had made deposits to fully collateralize the bond amounts. At December 31, 2010 we had approximately $884,000 deposited as cash collateral for the bonds

        We estimate that our actual reclamation liabilities for prior operations at Kingsville Dome, Vasquez and Rosita at December 31, 2011, are about $7.0 million of which the net present value of $4.7 million is recorded as a liability on our balance sheet as of December 31, 2011.

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

Available Information

        Our Internet website address is www.uraniumresources.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab "Investor Relations" as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. You may also obtain a printed copy of the foregoing materials by sending a written request to: Uranium Resources, Inc., 405 State Highway 121 Bypass, Building A, Suite 110, Lewisville, Texas 75067, Attention: Information Request or by calling 972.219.3330. The information found on our Internet website is not part of this or any report filed or furnished to the SEC.

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

General Risks and Uncertainties

         Operations History—Planned Production Startup

        In New Mexico, the Company completed a technical report on its Churchrock Section 8 project which was subjected to a peer review by an independent engineering firm in order to validate the economic determinations and engineering plans. The feasibility study completed by the engineering firm is currently under review by the Company. The Company's ability to begin plant construction and wellfield development in New Mexico in 2012 with production following in 2013 is subject to receipt of necessary approvals for access to the property (See "See Item 2. Properties—New Mexico—Churchrock/Mancos"), availability of financing and activation of our permits and licenses.

        In South Texas, our Vasquez project was mined out in 2008 and is now being restored. In October 2008, Rosita production was shut-in due to depressed pricing and technical challenges in the first new wellfield that made mining uneconomical. The decline in uranium prices throughout 2008 also led to a decision in October 2008 to defer new wellfield development at Rosita and Kingsville Dome. Production continued in two existing wellfields at Kingsville Dome and was completed in July 2009. The Company does not plan to return to production in South Texas until uranium prices recover to levels that will insure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year.

         We are not producing uranium at this time. As a result, we currently have no sources of operating cash. If we cannot monetize certain existing Company assets, partner with another company that has cash resources, find other means of generating revenue other than uranium production and/or have the ability to access additional sources of private or public capital we may not be able to remain in business.

        We will not commence production at our South Texas properties until uranium prices recover to levels that will insure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year. The Company's ability to begin plant construction and wellfield development in New Mexico in 2012 with production following in 2013 is subject to the receipt of necessary approvals for access to the property (See Item 2. Properties—New Mexico—Churchrock/Mancos"), availability of financing and activation of our permits and licenses. Until we begin uranium production we have no way to generate cash inflows unless we monetize certain Company assets or through financing activities. In addition, our Vasquez project has been depleted of its economically recoverable reserves and our Rosita and Kingsville Dome projects have limited identified economically recoverable reserves. Our future uranium production, cash flow and income are dependent upon the results of exploration as well as our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves.

        We will require additional financing in order to complete our plan of operations. We may not be able to obtain all of the financing we require. Our ability to obtain additional financing is subject to a number of factors, including the market price of uranium, market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. The detrimental effects of the weak economy and cessation of production could result in material adverse effects on our business, revenues, operating results and prospects.

         Because we are not currently producing uranium we have limited liquidity.

        We had $2.9 million in cash at year-end 2011. The Company currently has two available commitments to raise capital in the equity markets. It has up to a $15 million commitment from Resource Capital Fund ("RCF") V L.P. and an At-The Market financing arrangement with BTIG LLC for an additional $13 million. On March 9, 2012 the Company completed a $10 million sale of its common stock to RCF at a price of $0.9747 per share. While the Company believes these financing sources will be sufficient to meet its liquidity requirements certain amounts of these financings will be dependent upon the Company's share price and market conditions and there can be no assurance that such activities will result in the ability to raise the entire financing amount. We do project that with the cash on hand at February 29, 2012 and these financing sources that we will be able to maintain our liquidity into 2013. At such time, additional sources of cash may be required to further maintain our liquidity.

         Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

        In addition to ceasing all production, we have deferred activities for exploration, delineation and development of new wellfields at all of our South Texas projects except for the Los Finados project. This decision limits our ability to be immediately ready to begin production should uranium prices improve suddenly. Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate our business at a level that will permit us to cover our fixed costs or to remain in operation.

         Exploration and development of uranium properties are risky and subject to great uncertainties.

        The exploration for and development of uranium deposits involves significant risks. It is impossible to ensure that the current and future exploration programs on our existing properties will establish reserves. Whether a uranium ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; labor costs and possible labor strikes; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. Most exploration projects do not result in the discovery of commercially mineable deposits of uranium and there can be no assurance that any of our exploration stage properties will be commercially mineable or can be brought into production.

         Potential impact on the uranium markets of the developments at the Fukushima Daiichi Nuclear Power Plant in Japan.

        The developments at the Fukushima Daiichi Nuclear Power Plant following the earthquake and tsunami that struck parts of Japan in March 2011, created heightened concerns regarding the safety of nuclear power plants and the ability to safeguard the material used to fuel nuclear power plants. The potential impact on the perception of the safety of nuclear power resulting from this event may cause increased volatility of uranium prices in the near to mid-term as well as uncertainty involving the continued use and expansion of nuclear power in certain countries. A reduction in the current or the future generation of electricity from nuclear power could result in a reduced requirement for uranium to fuel nuclear power plants which may negatively impact the Company in the future.

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

        The attractiveness of uranium as an alternative fuel to generate electricity may to some degree be dependent on the relative prices of oil, gas, coal, and hydro-electricity and the possibility of developing other low cost sources for energy. If the price of alternative energy sources decrease or new low-cost alternative energy sources are developed, the demand for uranium could decrease, which may result in the decrease in the price of uranium.

         Public acceptance of nuclear energy is uncertain.

        Maintaining the demand for uranium at current levels and future growth in demand will depend upon acceptance of nuclear technology as a means of generating electricity. The developments at the Fukushima Daiichi Nuclear Power Plant may affect public acceptance of nuclear technology. Lack of public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry.

         We may not be able to mine a substantial portion of our uranium in New Mexico until a mill is built in New Mexico.

        A substantial portion of our uranium in New Mexico lends itself most readily to conventional mining methods and may not be able to be mined unless a mill is built in New Mexico. We have no immediate plans to build, nor are we aware of any third party's plan to build, a mill in New Mexico and there can be no guaranty that a mill will be built. In the event that a mill is not built, a substantial portion of our uranium may not be able to be mined. Our inability to mine all or a portion of our uranium in New Mexico would have a material adverse effect on future operations.

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

        In April 2005, the Navajo Nation Council passed the Diné Natural Resources Protection Act of 2005 prohibiting uranium mining and processing on any sites within Indian Country as defined under 18 U.S.C. § 1151. We believe that the ban is beyond the jurisdiction of the Navajo Nation. However, the ban may prevent us from developing and operating our properties located in Indian Country. While the United States Court of Appeals for the Tenth Circuit held, en banc, that the Company's Section 8 property in Churchrock, New Mexico is not Indian Country, approximately 49% of our in place mineralized uranium material is located in Indian Country. The term "Indian Country" is derived from jurisdictional determinations in criminal law enforcement proceedings under 18 U.S.C. § 1151 and understood to encompass territory situated within Indian reservations, land owned by Indian allottees and land within a dependent Indian community.

         The Navajo Nation's ban on uranium mining in Indian Country and opposition to the transportation of radioactive substances over and across Navajo Nation lands may have a material adverse effect on our future operations.

        In April 2005, the Navajo Nation Council passed the Diné Natural Resources Protection Act of 2005 prohibiting uranium mining and processing on any sites within Indian Country as defined under 18 U.S.C. § 1151. We believe that the ban is beyond the jurisdiction of the Navajo Nation. However, the ban may prevent us from developing and operating our properties located in Indian Country. While the United States Court of Appeals for the Tenth Circuit held, en banc, that the Company's Section 8 property in Churchrock, New Mexico is not Indian Country, approximately 49% of our in place mineralized uranium material is located in Indian Country. The term "Indian Country" is derived from jurisdictional determinations in criminal law enforcement proceedings under 18 U.S.C. § 1151 and understood to encompass territory situated within Indian reservations, land owned by Indian allottees and land within a dependent Indian community. Our ability to mine will be adversely affected unless the ban is overturned.

        In February 2012, the Navajo Nation Council passed The Radioactive and Related Substances, Equipment, Vehicles, Persons and Materials Transportation Act of 2012 which would prohibit the transport across Navajo Nation lands of any equipment, vehicles, persons or materials for the purposes of exploring for or mining, producing, processing or milling any uranium ore, yellowcake, radioactive waste or other radioactive products on or under the surface of or adjacent to Navajo Nation lands unless the transporter has first (i) obtained Navajo Nation consent and a federal grant of easement, (ii) consented to full subject matter and personal jurisdiction of the Navajo Nation, and (iii) agreed to terms and conditions regarding clean-up and remediation. The Act would also require the Navajo Nation Environmental Protection Agency to promulgate regulations implementing notice requirements, license fees, bonding requirements, route restrictions and curfews for the transportation of radioactive substances over and across Navajo Nation lands or otherwise within Navajo Indian Country. The Company believes that the Act is not yet effective and that even once effective, certain provisions of the Act may not be enforceable. If the Act does become effective and is enforceable, it could have a material adverse effect on our future operations, including our ability to transport equipment and personnel to and from our properties and to transport resin from New Mexico to our processing facilities in Texas.

         Our operations are subject to environmental risks.

        We are required to comply with environmental protection laws and regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. that the Company must comply with include the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978, or UMTRCA, Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as applicable.

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

        We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation, generally, is toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delays in our intended activities.

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

        Future financial surety requirements to comply with federal and state environmental and remediation requirements and to secure necessary licenses and approvals will increase significantly as future development and production occurs at our sites in Texas and New Mexico. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the financial surety instruments will require us to provide cash collateral equal to the face amount of the bond to secure the obligation. In the event we are not able to raise, secure or generate sufficient funds necessary to satisfy these requirements, we will be unable to develop our sites and bring them into production, which inability will have a material adverse impact on our business and may negatively affect our ability to continue to operate.

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

        Our uranium production also competes with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union and from the sale of uranium inventory held by the United States Department of Energy. In addition, there are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate ISR and/or underground mining facilities. If we are unable to successfully compete for properties, capital, customers or employees or alternative uranium sources, it could have a materially adverse effect on our results of operations.

         Because we have limited capital, inherent mining risks pose a significant threat to us compared with our larger competitors.

        Because we have limited capital, we are unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, earthquake, interruptions due to weather conditions and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability.

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

         Approximately 25.1% of our Common Stock is controlled by three significant stockholders and management.

        Approximately 21.2% of our common stock is controlled by three significant stockholders. In addition, our directors and officers are the beneficial owners of approximately 3.9% of our common stock. This includes, with respect to both groups, shares that may be purchased upon the exercise of outstanding options. Such ownership by the Company's principal shareholders, executive officers and directors may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

         The availability for sale of a large amount of shares may depress the market price of our Common Stock.

        As of December 31, 2011, 94,005,006 shares of our Common Stock were currently outstanding, all of which are freely transferable. Approximately 3,974,000 shares of Common Stock are reserved for issuance upon the exercise of outstanding options and warrants. The availability for sale of a large amount of shares by any one or several shareholders may depress the market price of our Common Stock and impair our ability to raise additional capital through the public sale of our Common Stock. We have no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our Common Stock of the sale by them of their shares.

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

        Production History.    Initial production commenced in May 1988. From then until July 1999, we produced a total of 3.5 million pounds. Production was stopped in July 1999, because of depressed uranium prices. We resumed production at Kingsville Dome in April 2006 and produced 94,100 pounds of uranium in 2006, 338,100 pounds in 2007, 252,000 pounds in 2008 and 56,000 pounds in 2009. We had no production in 2010 or 2011. We made approximately $159,000 in capital expenditures in 2009, $150,000 in 2010 and $141,000 in 2011.

        Permitting Status.    A radioactive material license and underground injection control permit have been issued. As new areas are proposed for production, additional authorizations under the area permit are required. See "Legal Proceedings."

        Restoration and Reclamation.    During 2011, we conducted restoration activities as required by the permits and licenses on this project spending approximately $940,000 on restoration activities. In 2010 and 2009, we spent approximately $903,000 and $963,000, respectively. Since we began our groundwater activities in 1998, we have processed and cleaned approximately 2.5 billion gallons of groundwater at the Kingsville Dome project.

 Figure No. 2.2. Kingsville Dome Property

  Rosita (Figure 2.3)

        The Property,    The Rosita property consists of mineral leases from private landowners on about 3,377 gross and net acres and the Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net acres located in north-central Duval County, Texas. The leases provide for sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have expiration dates ranging from 2012 to 2015. We are holding these leases by payment of rental fees ranging from $10 to $30 per acre. Mineralization is found in the Goliad Formation at depths of 125 to 350 feet.

        Production History.    Initial production commenced in 1990. From then until July 1999, URI produced a total of 2.64 million pounds. Production was stopped in July of 1999 because of depressed uranium prices. Production from a new wellfield at Rosita wellfield was begun in June 2008. However, technical difficulties that raised the cost of production coupled with a sharp drop in uranium prices led to the decision to shut-in this wellfield in October 2008 after 10,200 pounds were produced. We had no production from Rosita in 2009, 2010 or 2011.

        Our capital expenditures were approximately $167,000, $137,000 and $40,000 in 2011, 2010 and 2009, respectively.

        Restoration and Reclamation.    We are conducting restoration and reclamation activities at this project and are currently in stabilization in our first two Production Areas. During 2010, our primary groundwater activity consisted of collecting groundwater samples throughout the year for stability testing. We spent $0 in 2011 and 2010 and approximately $247,000 on restoration activities in 2009. Since we began our groundwater activities in 2000, we have processed and cleaned approximately 1.3 billion gallons of groundwater at the Rosita project.

        Permitting Status.    A radioactive material license and an underground injection control permit have been issued for the Rosita property. Production could resume in areas already included in existing Production Area Authorizations. As new areas are proposed for production, additional authorizations under the permit will be required.

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

        Production History.    We commenced production from this property in October 2004. Our capital expenditures in 2011 were approximately $97,000. We had approximately $78,000 in capital expenditures at Vasquez in 2010. We had approximately $194,000 in capital expenditures at Vasquez in 2009. We had no production from Vasquez in 2011, 2010, and 2009.

        Restoration and Reclamation.    We are conducting ongoing restoration and reclamation activities at this project and have spent $590,000, $470,000 and $591,000 in 2011, 2010 and 2009, respectively for such activities. Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 365 million gallons of groundwater.

        Permitting Status.    All of the required permits for this property have been received.

Figure No. 2.4. Vasquez Property

 Los Finados Project (Figure 2.5)

        On December 30, 2010, we entered into a three year lease option agreement with a large Texas landowner for the exploration of 53,524 acres in Kenedy County, Texas. The agreement includes an option to lease the acreage for future uranium production.

        The property is located within the prolific South Texas uranium district which has been a major producer of uranium for half a century. Situated near uranium mining operations that produce from the Goliad Formation, the property also hosts several oil and gas fields and is bisected by a major depositional channel system. These provide the geologic, stratigraphic, and geochemical components for uranium deposition and water-saturated host sand with good rock permeability. Locally, water samples taken from a number of wells on the property contain levels of uranium or uranium decay products that indicate anomalously high concentrations of uranium in nearby rock.

        The lease option agreement included a $1.0 million fee paid at signing. It requires a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment. Investment or drilling in excess of the minimum requirement in any year counts toward the following year's requirements. The uranium mining lease can be acquired at any time at a cost of $200 per acre. Royalties on uranium sales are determined by a sliding scale ranging from 10% to 20.5% based on the price received. In a separate letter agreement, the parties established guidelines for securing a major partner for the exploration projects, which is a condition for exercise of the lease option.

        In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. ("CTI"), a subsidiary of Cameco (NYSE: CCJ) on the Los Finados project. The agreement with CTI also includes a three phase exploration program. We completed Phase I of the project in November, 2011 and the Company and CTI committed to Phase II of the program and began drilling under this phase in December, 2011. Phase II drilling is expected to be completed in mid-2012 and after the completion of Phase II, CTI may within 60 days elect to continue to the next phase of the exploration program. Under this agreement, CTI will fund the majority of the exploration costs and can earn up to a 70% interest in the project in consideration for their investment. Upon execution of the exploration agreement, CTI paid the Company $300,000.

        During the first year, or Phase I of exploration activities, a total of 19 exploration boreholes were completed totaling 24,560 feet of drilling. Based on the first year, or Phase I, results, the Phase II exploration drilling program is currently underway to continue assessing the exploration lease area.

 Figure No. 2.5. Los Finados Property

59 miles to
Corpus Christi
US HWY 77
78 miles to
Brownsville
N
0 0.3 0.6 1.2 1.8 2.4
Miles
URI, INC.
Los Finados Property
Kenedy County, Texas
Boundary Map
Kingsville, Texas
March 2011

  Marshall Exploration Property (figure 2.6).

        The Marshall Property is a Goliad and Oakville prospect consisting of 2,467 gross and net acres. It is located in Duval and McMullen counties, Texas. During 2008, we drilled 280 exploration holes and discovered significant mineralization. Further evaluation will need to be conducted to determine if this property can be mined using ISR methods.

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

Figure No. 2.7. Location of New Mexico Properties

  Churchrock/Mancos (Figure 2.8)

        The Property.    The Churchrock project encompasses about 3,458 gross and net acres. The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. See "Legal Proceedings."

        The Churchrock Section 8 Uranium property is about 10 miles northeast of Gallup, NM. It north of Highway 40 on NM Highway 566. The land is best described as an open, slightly sloping canyon surrounded to the north, east, and west by talus slopes grading to table land or mesa.

        The Company's access is expected to be by the proposed construction of a highway turnout from Highway 566. Due to our planned increases in construction and operational traffic, this turnout will provide safe access to the Project. This proposal has been submitted to the New Mexico Department of Transportation, the Navajo Tribal Nation, and the State Land Office and requires approval of rights-of-way for the turnout by the Land Office, Navajo Nation and Department of the Interior. Construction of the turnout will begin after the appropriate approvals are obtained. If this approval is not obtained, the Company will explore alternative means of access. Access to the Mancos project is via 4-wheel drive ranch roads west of State Highway 566.

        We hold an NRC license for and own the mineral estate in fee for the 200 acres located in NE 1/4 and the SW 1/4 of the NW 1/4 of Section 17, T16N, R16W. The balance of the 440 acres of mineral Section 17, T16N,R16W is also held in fee. In Section 8, T16N, R16W, we own the SE 1/4 in fee and hold the minerals in the rest of the section with 26 unpatented federal mining claims (UNC1A thru UNC 26). For the Mancos Property, we own the minerals in Section 13, T16N, R17W, in fee, the minerals in the NW 1/4 of Section 7, T16N, R16W, in fee and hold the minerals in the E 1/2 of Section 12, T16N, R17W, with 20 unpatented federal mining claims (KP1A thru KP5A, KP19, KP36, 121617-14A thru 121617-18A, 121617-20A thru 121617-23A and 121617-32A thru 121617-35A). The federal unpatented mining claims are all held through the payment of a $140.00 assessment fee each year on each claim.

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

        Development Plan.    We anticipate that Churchrock will be the first of our New Mexico properties we will develop. We spent about $59,000, $139,000 and $219,000 in 2011, 2010 and 2009, respectively, for permitting activities and land holding costs. In December 2006, we entered into a joint venture with Itochu to jointly develop this property and in March 2009 the joint venture was terminated.

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

 Figure No. 2.8. Churchrock / Mancos Property Mineral Ownership

  Crownpoint (Figure 2.9)

        The Property.    The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint, New Mexico. The properties consist of 640 gross and 556 net acres. We hold the minerals in the NW 1/4 of Section 9, T17N, R13W with 9 unpatented federal mining claims (CP-1 thru CP9) and the minerals in the SW 1/4 of Section 24, T17N, R13W with 10 unpatented federal mining claims (CP-10 thru CP-19). In the SE 1/4 of Section 24, T17N, R13W we own in fee a 40% interest in the minerals on approximately 140 acres and hold 100% of the minerals on 20 additional acres with two unpatented federal mining claims (Consol I and Consol II). In the NE 1/4 of Section 25, T17N, R13W we hold the minerals with eight unpatented federal mining claims (Hydro-1 thru Hydro-8). The federal unpatented mining claims are held through the payment of a $140.00 assessment fee each year on each claim. Access is via paved road from State Highway 371, through the town of Crownpoint to Church Road to the main gate of the property.

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

        Development Plan.    We spent about $9,000, $3,000 and $3,000 in 2011, 2010 and 2009, respectively, for permitting activities and land holding costs.

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

Figure 2.11. West Largo Property Mineral Ownership

  Roca Honda (Figure 2.12)

        The Roca Honda property is comprised of four sections of land totaling approximately 2,560 acres located about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. Sections 13, 15 and 17, T13N, R8W are held in fee and Section 8, T13N, R8W is held by 36 unpatented federal mining claims (Roca Honda 55 thru Roca Honda 63, Roca Honda 82 thru Roca Honda 90, Roca Honda 109 thru 117 and Roca Honda 136 thru Roca Honda 144). The federal unpatented mining claims are held through the payment of a $140.00 assessment for each year on each claim. The property is accessed over various 4-wheel drive ranch roads north of State Highway 605.

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

        In January 2008, the Navajo Nation Environmental Protection Agency notified the Company of their analysis that indicated potentially uranium contaminated materials present on the Churchrock Section 17 mine site. In response, the Company has performed a comprehensive characterization of the Churchrock Site at Section 17 and lands adjacent to the site area and completed the field work during the spring/summer of 2009. This study was completed in September 2009 and we believe that any off-site mine-related impacts at Section 17 and adjacent lands are minor. The jurisdiction of the Navajo Nation to require additional remediation at the Section 17 site, and their criteria for further remediation, are unknown.

        See "Legal Proceedings" for a description of the status of the Navajo EPA letter and UNC/GE Demand for Indemnity in New Mexico.

Item 3.    Legal Proceedings.

ENDAUM Litigation

        Eastern Navajo Dine Against Uranium Mining ("ENDAUM"), its individual members, Larry King and Christine Smith, Plaintiffs, v. David Martin, Secretary of the Environment and the New Mexico Environment Department, Defendants, Hydro Resources Inc., Defendant-Intervenor. Case No. D-101-CV-2011-02270. First Judicial District Court , County of Santa Fe, State of New Mexico. Plaintiff's Complaint for Declaratory Judgment and Injunctive Relief claims that the Secretary of the Environment and the Environment Department misinterpret the regulations governing ground water discharge permits issued persuant to the New Mexico Water Quality Act and that defendants have no authority under the Water Quality Act to accept HRI's DP-558 discharge permit application as a permit renewal. ENDAUM claims that HRI's existing DP-558 is no longer valid and is not in timely renewal contrary to the position taken by the Environment Department. If ENDAUM's challenge was successful, HRI would be required to apply for and obtain a new Discharge Permit before commencing any discharge at its Section 8 property. We have intervened in this matter and have challenged the plaintiffs' standing. A hearing on ENDAUM's motion for summary judgment was held on March 8, 2012. The Court ruled that the summary judgment motion was not ripe for review at this time because no construction or activity had taken place on Section 8. A hearing on the Motion for Preliminary Injunction is scheduled for April 2, 2012. We are actively defending this matter.

Dispute over Kleberg County Settlement Agreement

        In February 2007, Kleberg County, Texas adopted a resolution alleging violations of its December 2004 Settlement Agreement with the Company and authorizing outside counsel to bring suit against the Company to force it to cease mineral production unless the Company promptly resolved the matter to the County's satisfaction. The County disputes the Company's interpretation of the December 2004 Settlement Agreement as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome Production Areas 1 and 2. The Company believes it is in full compliance and engaged in a mediation of this dispute in April, 2007 and, again, in September, 2007. The parties could not reach an agreement. The County, again, threatened suit to force cessation of mining activity in the Kingsville Dome mine. On September 28, 2007, after negotiations stalled, the Company filed suit against the County in the 105th Judicial District Court, Kleberg County, Texas for declaratory relief interpreting the Settlement Agreement and for recovery of the Company's legal fees and costs of the suit.

        The County answered the suit with a general denial and there was no activity in the case until May 2009. The Company continued its mining activity. In May 2009, the County filed a counterclaim alleging the Company had breached the terms of the December, 2004 Settlement Agreement with Kleberg County and asked for a Declaratory Judgment and injunctive relief ordering the Company to cure various alleged breaches of that agreement and asked that the County be awarded its legal fees and costs of suit. The County filed a motion for partial summary judgment asking the court to declare that the Company had breached the contract. The court denied the motion for summary judgment and set the case for trial. The Court granted the Company's exceptions to the form and substance of the County's pleading and the Court ordered the County to correct its counter claim. The County replead its allegation and sued under a theory that is both novel and unsupported in Texas law, that is, opportunistic breach. The Company filed exceptions to the new pleadings because the County has not cured the defects in its previous pleadings and seeks remedies not available to the County in this case. The Company filed a motion for partial summary judgment on the theory of disgorgement of profits and the court granted the Company's motion. The Company filed an additional motion for summary judgment regarding the failure to plead the element of harm and to connect any element of causation of harm to the County's alleged breaches of contract. In addition, the Company filed a plea to the jurisdiction of the court as the County has failed to plead any authority or ownership interest which would entitle it to claim damages, that is on those parts of the County's pleading that include claim for injunctive relief to halt mining, and no-evidence summary judgment as to the County's claim of harm to the general public and the economy of Kleberg County.

        The County has answered the suit and has asserted counterclaims alleging the Company had violated the December, 2004 Settlement Agreement with Kleberg County and asked for injunctive relief ordering the Company to cure various alleged breaches of that agreement and asked that the County be awarded its legal fees and costs of suit. The County's motion for partial summary judgment was denied by the court and the case was set for trial. The case proceeded to trial on December 12, 2011, and has encountered multiple delays. It is anticipated that it will take at least one full week to complete the trial once it is resumed, however the recommencement date has not been set at this time. Despite several attempts to reach an agreement with the County the Company does not believe it is likely that a settlement will occur.

        The Company continues to defend this matter as baseless and, to support the Company's claim for declaratory relief and a judgment for attorney's fees against the County. The Company continues to defend the case vigorously.

Kingsville Dome Production Disposal Well Permit Renewals and Production Area Authorization 3

        After an August 2005 hearing, the Texas Commission on Environmental Quality ("TCEQ") voted unanimously on February 22, 2006 to renew the Company's disposal well permits, WDW-247 and WDW-248, and to issue Kingsville Dome Production Area Authorization 3 ("PA 3"). A citizens group and a Ms. Garcia filed in the 201st Judicial District Court, Travis County, Texas for judicial review of the TCEQ action in June 2006. The Texas Attorney General answered in defense of TCEQ and the Company intervened to defend the TCEQ's action granting the permit renewals and production area authorization. The two cases have been consolidated; a judge has been assigned; and, in June 2007, the TCEQ submitted the administrative record to the court for review.

        In June 2007, an attorney claiming to have been newly engaged by a plaintiff, Ms. Garcia, notified all parties that Garcia wished to withdraw from the litigation and requested that no further action be taken and that her action be dismissed. On June 27, 2007, Ms. Garcia's original counsel moved to appoint a guardian or representative for Ms. Garcia. The Company challenged the sufficiency of the request for appointment of a guardian or representative for Ms. Garcia; and Ms. Garcia's original counsel set his motion for hearing in August 2007. Before the hearing date, original counsel for Ms. Garcia, tentatively rescheduled the hearing for October 24, 2007 and then canceled that hearing date. No further action on the matter has been scheduled; and mining in Production Area 3 and the rest of the Company's Kingsville Dome mines has ceased, leaving the entire mine site in the process of groundwater restoration.

        The permits and production area authorization issued by TCEQ remain effective unless overturned by a reviewing Court.

 Navajo EPA letter and UNC/GE Demand for Indemnity

        By letter dated January 23, 2008, the Navajo Nation Environmental Protection Agency ("NNEPA") sent a document dated September 2007 titled "Radiological Scoping Survey Summary Report for the Old Churchrock Mine Site" ("Survey Report") to our subsidiary, Hydro Resources, Inc. ("HRI") and United Nuclear Corporation and General Electric ("UNC/GE"). The Survey Report was reportedly prepared in response to a claim by NNEPA against HRI and UNC/GE for potential liability for uranium contaminated materials present on HRI's Churchrock Mine Site. NNEPA requested HRI and UNC/GE to undertake a "comprehensive and detailed characterization" of HRI's Churchrock Mine Site and adjacent lease areas, as recommended in the Survey Report.

        By letter dated January 29, 2008, UNC and GE, pursuant to a Supplemental Purchase Agreement and Guarantee, demanded that HRI and the Company defend and indemnify it for all loss, cost, expense, liabilities and obligations that have been or will be incurred or sustained by GE and UNC with respect to the request asserted by NNEPA.

        In response HRI/URI along with UNC and GE completed a site assessment of the Old Churchrock Mine Site for potential contamination from historic mining. In August 2009, the Company submitted to NNEPA a site characterization report prepared by a third-party environmental consulting firm, Intera, Inc. This assessment concluded that the conditions at the Old Churchrock Mine Site did not result in any significant off-site impact related to the prior mining activity. NNEPA is presently evaluating the site characterization report. In the event that a governmental authority issues a formal Administrative Order or files a lawsuit, the Company and UNC will be considered to have reserved their respective rights and defenses to the indemnity claims, and will immediately seek and attempt to resolve, in good faith, any areas of dispute which may exist at that time.

Other

        The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to result in material expenditures or have any other material adverse effect on the Company.

Item 4.    Mine Safety Disclosures.

        Not Applicable.

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

uranium or uranium concentrates	U3O8 or triuranium octoxide.
U3O8	Triuranium octoxide equivalent contained in uranium concentrates, referred to as uranium concentrate.
waste	Barren rock in a mine, or uranium in a rock formation that is too low in grade to be mined and milled at a profit.
yellowcake	Uranium in powder form, the end-result of the ISR or conventional minng process.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        From April 12, 2007 to July 1, 2010 our common stock was listed on the NASDAQ Global Market under the symbol "URRE." Effective, July 2, 2010, our listing was transferred to the NASDAQ Capital Market because we had failed to regain compliance with the $1.00 per share minimum bid price by July 7, 2010, and we were granted until January 4, 2011 to demonstrate compliance with the minimum $1.00 bid price requirement of The NASDAQ Capital Market. In October 2010, we regained compliance with the $1.00 per share minimum bid price requirement for continued listing on the NASDAQ Capital Market.

        On January 17, 2012 the Company received notice from NASDAQ that it had failed to maintain compliance with the $1.00 per share minimum bid price for 30 consecutive business days. The Company has a been provided a "compliance period" of 180 calendar days to regain compliance with the applicable NASDAQ requirements. The Company will regain compliance with the minimum bid requirement if at any time before July 16, 2012, the bid price for the Company's common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days. In the event the Company does not regain compliance with the minimum bid price rule by July 16, 2012, NASDAQ will provide the Company with written notification that its common stock is subject to delisting from the NASDAQ Capital Market. The Company may appeal NASDAQ's determination to delist its common stock at that time.

        The following table sets forth the high and low bid prices for our common stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2011	$1.39	$0.56
September 30, 2011	1.80	0.68
June 30, 2011	2.18	1.50
March 31, 2011	3.51	1.53
December 31, 2010	3.75	1.14
September 30, 2010	1.38	0.39
June 30, 2010	0.76	0.40
March 31, 2010	0.86	0.69

        As of December 31, 2011, 94,005,006 shares of our common stock were outstanding. As of February 29, 2012 there were 114 holders of record.

Dividends

        We have never paid any cash or other dividends on our common stock, and we do not anticipate paying dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2011 regarding equity compensation to the Company's employees, officers and directors under equity compensation plans. We have no plans under which equity securities are authorized for issuance to non-employees (including lenders, suppliers, customers, advisors or consultants) in exchange for goods and services.

Plan category	Number of shares issuable under outstanding options and rights	Weighted average exercise price	Number of shares available for future issuance
Equity compensation plans approved by security holders	3,805,230	$2.50	2,564,291
Equity compensation plans not approved by security holders	—	—	—
Total	3,805,230	$2.50	2,564,291

Performance Graph

        The following chart compares the yearly changes in total stockholder return on the Company's common stock against two other measures of performance. The comparison is on a cumulative basis for the Company's last five fiscal years. The other performance measures are the Russell 2000 index, a peer group consisting of Denison—DNN, Uranerz—URZ, Uranium Energy—UEC and Strathmore Minerals—STHJF. In each case, we assumed an initial investment of $100 on December 31, 2006 and reinvestment of all dividends. Dates on the following chart represent the last trading day of the indicated fiscal year.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011

Item 6.    Selected Financial Data.

        The following tables provide selected financial and operating data for each of the fiscal years in the five-year period ended December 31, 2011. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except per share and per pound amounts)
Uranium sales	$—	$—	$4,673	$18,551	$31,143
Cost of sales—operations	1,387	1,309	4,504	16,372	18,051
Writedown of uranium properties and exploration expenses	1,460	961	3,580	17,623	999

Total cost of uranium sales	2,847	2,270	8,084	33,995	19,050

Earnings (loss) from operations before corporate expenses	(2,847)	(2,270)	(3,411)	(15,444)	12,093
Corporate expenses	8,529	8,430	6,766	11,553	11,768

Earnings (loss) from operations	(11,376)	(10,700)	(10,177)	(26,997)	325

Other income	177	345	111	488	753

Net income (loss)	$(11,199)	$(10,355)	$(10,066)	$(26,509)	$1,078

Net income (loss) per common share:
Basic	$(0.12)	$(0.14)	$(0.18)	$(0.49)	$0.02

Diluted	$(0.12)	$(0.14)	$(0.18)	$(0.49)	$0.02

Weighted average common stock and equivalents outstanding:
Basic	93,481	72,313	56,400	54,569	52,119
Diluted	93,481	72,313	56,400	54,569	56,081
CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by (used in) operations	$(10,401)	$(7,360)	$(5,033)	$1,042	$11,294
Capital expenditures and investing activities	(2,364)	(2,366)	(820)	(11,016)	(22,909)
Financing activities	269	19,020	(97)	12,731	722

Net increase (decrease) in cash and equivalents	$(12,496)	$9,294	$(5,950)	$2,757	$(10,893)

Pounds of uranium produced	—	—	59	301	417
Pounds of uranium delivered	—	—	95	286	435
Average sales price per pound	$—	$—	$49.08	$64.99	$71.61
Average cost of produced pounds sold	$—	$—	$39.73	$48.60	$33.21
Royalties/commissions per pound sold	$—	$—	$4.87	$5.99	$6.98

CONSOLIDATED BALANCE SHEET DATA

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Cash and cash equivalents	$2,890	$15,386	$6,092	$12,042	$9,284
Working capital (deficit)	(302)	10,601	3,276	9,494	8,072
Net property, plant and equipment	18,846	19,612	18,944	22,778	30,611
Total assets	31,405	42,562	32,012	43,224	52,937
Total debt	569	653	770	928	839
Total liabilities	7,994	9,885	9,151	11,616	10,060
Total shareholders' equity	$23,411	$32,677	$22,861	$31,608	$42,877

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

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2011, 2010 and 2009

        Production and production costs.    Our uranium production was zero in both 2011 and 2010 and totaled 59,000 pounds in 2009. In 2006 and 2007 we saw a decline in Vasquez production and the start-up of production from our Kingsville Dome project. The Vasquez project was mined out in 2008 and existing wellfields at Kingsville Dome completed production in the second quarter of 2009.

        Production at our Rosita project was suspended in October 2008 because of high cost of production combined with lower uranium prices. Although technically challenging, we believe the reserves from Rosita can be produced economically with higher uranium prices.

        We completed production at the Vasquez project in the fourth quarter of 2008 and we shut-in production at the Kingsville Dome project in the second quarter of 2009. The Vasquez project is now being restored. At the Kingsville Dome and Rosita projects, we shut-in production to conserve the in-place reserve base in response to a drop in uranium market prices. We do not intend to resume production at these sites until there is a significant recovery of uranium prices.

        The following table details our production and production cost breakdown for the year ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
Kingsville Dome production		—		—	56,100
Vasquez production		—		—	2,200
Rosita production		—		—	700
Total production		—		—	59,000
Total operating costs		$648,000		$395,000	$1,682,000
Per pound operating costs	$	n/a	$	n/a	$28.51
Total depreciation and depletion costs		$600,000		$756,000	$887,000
Per pound DD&A cost	$	n/a	$	n/a	$15.02
Total production cost		$1,248,000		$1,151,000	$2,569,000
Production cost per pound	$	n/a	$	n/a	$43.53

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

        The following table provides a reconciliation of production costs to cost of uranium sales for the year ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Operating costs	$648,000	$395,000	$1,682,000
Change in uranium inventory	—	—	1,011,000

Operating expense for uranium production sold	$648,000	$395,000	$2,693,000
Depreciation and depletion costs	$600,000	$756,000	$887,000
Change in uranium inventory	—	—	203,000

Depreciation and depletion for uranium production sold	$600,000	$756,000	$1,090,000
Total production costs	$1,248,000	$1,151,000	$2,569,000
Change in uranium inventory	—	—	1,214,000

Direct cost of uranium production sold	$1,248,000	$1,151,000	$3,783,000

        The costs incurred in 2011 and 2010 for operations and depreciation/depletion resulted from stand-by, maintenance and monitoring activities at our Rosita and Kingsville Dome projects. Total expenditures for direct production costs in 2009 were significantly lower than 2008 as a result of the scale back of production during the year when compared to 2008. The reduced production in 2009 resulted from the decline in uranium prices throughout 2008 which led to the Company's decision in October 2008 to defer new wellfield development.

        Uranium Sales.    We had no uranium sales in 2011 or 2010. In 2009, we sold a total of 95,200 pounds of uranium produced from our Kingsville Dome, Vasquez and Rosita projects, resulting in revenue of $4.7 million.

        Cost of Uranium Sales.    Our costs incurred in 2011 and 2010 for operations and depreciation/depletion resulted from stand-by, maintenance and monitoring activities at our Rosita and Kingsville Dome projects during the year. Our direct production costs for uranium sales made in 2009 was $3.8 million. Our total cost of uranium sales is comprised of production costs, including operating expenses, depreciation and depletion expenses, and also includes royalties and commissions related to our uranium sales, amortization of our restoration and reclamation cost estimates, exploration costs incurred during the year and impairment provisions for uranium properties. The following table details our production and royalties/commissions cost of uranium sales breakdown for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
Total pounds sold		—		—	95,200
Total operating expenses		$648,000		$395,000	$2,693,000
Per pound operating expense	$	n/a	$	n/a	$28.29
Depreciation and depletion		$600,000		$756,000	$1,090,000
Per pound DD&A expense	$	n/a	$	n/a	$11.44
Direct cost of sales		$1,248,000		$1,151,000	$3,783,000
Direct cost of sales per pound	$	n/a	$	n/a	$39.74
Royalties and commissions		$—		$—	$464,000
Royalties and commissions per pound	$	n/a	$	n/a	$4.87

        Royalties and Commissions.    There were no royalties or commissions incurred in 2011 or 2010. During 2009, royalties and commissions were $464,000, representing 9.9% of sales. Our Vasquez leases contain a sliding scale royalty with percentages that range from 6.25% up to 10.25% depending on our sales prices. Our Kingsville Dome leases have a 6.25% royalty and carry an additional 3.125% royalty payment to certain land owners. Our Rosita leases contain a 11.25% royalty.

        Operating Expenses.    During 2011 and 2010 we incurred operating expenses related to our South Texas projects of $648,000 and $395,000, respectively. All such costs were from stand-by and/or care and maintenance activities. During 2009, operating expenses for Kingsville Dome, Vasquez and Rosita were $2.7 million which included $548,000 of stand-by and other operating costs at our South Texas projects, which were charged to operations.

        Depreciation and Depletion.    During 2011 and 2010 we incurred depreciation and depletion expense related to our South Texas projects of $600,000 and $756,000, respectively. All such costs were from stand-by and/or care and maintenance activities. During 2009, we incurred depreciation and depletion expense of $1.1 million.

        Impairment of Uranium Properties.    During 2011, 2010 and 2009, we determined the carrying value of our uranium project assets exceeded their fair value. In 2011, this resulted in an impairment provision of $1,460,000, and we reduced the carrying value of Kingsville Dome by $851,000, Rosita by $126,000 and Vasquez by $483,000 at December 31, 2011. In 2010, we recorded an impairment provision of $961,000, and we reduced the carrying value of Kingsville Dome by $590,000, Rosita by $58,000 and Vasquez by $313,000 at December 31, 2010. In 2009 our impairment provision totaled $3.5 million reducing the carrying value of Kingsville Dome by $2.5 million, Rosita by $214,000, Vasquez by $263,000 and other South Texas projects by $567,000 at December 31, 2009.

        Accretion and Amortization of Future Restoration Costs.    During 2011, 2010 and 2009, the accretion and amortization of future restoration costs was $121,000, $156,000 and $257,000, respectively.

        General and Administrative Charges.    We incurred general and administrative charges and corporate depreciation of $8.5 million, $8.4 million and $6.8 million in 2011, 2010 and 2009, respectively.

        Significant expenditures for general and administrative expenses for the years ended December 31, 2011, 2010 and 2009 were:

	Year Ended
	2011	2010	2009
	(Amounts in 000's)
Stock compensation expense	$884	$1,032	$1,258
Salaries and payroll burden	2,578	2,597	2,186
Legal, accounting, public company expenses	2,764	1,656	1,348
Provision for legal settlement	—	1,375	—
Insurance and bank fees	626	565	539
Consulting and professional services	1,010	593	748
Office expenses	247	231	313
Travel and other expenses	292	238	232

Total	$8,401	$8,287	$6,624

        The non-cash compensation expense recorded for the years ended December 31, 2011, 2010 and 2009 resulted from the recognition of expense related to the fair value of the Company's stock option and restricted common stock grants. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock.

        The increases in salary and payroll burden in 2010 resulted primarily from a change in executive level personnel in late 2009, the reinstatement of the non-cash portion of executive level salaries in the 2nd half of 2010, the payment of performance related bonuses in 2010 and a 50% increase in medical premium costs for the 2010 plan year.

        The Company's legal, accounting and public company expenses increased by $1.1 million in 2011 compared with 2010. The increase resulted primarily from costs incurred in connection with acquisition activity for the Neutron Energy, Inc. transaction and legal fees related to the Kleberg County litigation. The Company's legal, accounting and public company expenses increased by $308,000 in 2010 compared with 2009. These increases resulted from legal fees related to the Saenz lawsuit, the recording of our regulatory fees as G&A costs in 2010 because of our no longer being in active uranium production during the year, increased Board of Director fees related to the addition of a Board member in January 2010 and an increase in the number of meetings held during the year and higher accounting fees related to services performed for the audit of the Company's 401k plan.

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

        Insurance costs increased in 2011 primarily because of an increase in general liability and umbrella insurance premiums realted to an under lying increase in the Company's payroll (the basis for the premium determination) and a $4 million increase in coverage to comply with the insurance requirements of the Los Finados project. Insurance costs increased in 2010 primarily because of an increase in director's and officer's liability premiums in 2010 compared to 2009.

        Consulting and professional service expenses in 2011 increased by $417,000 compared to 2010. This increase resulted primarily from costs incurred in connection with the preparation of the Churchrock

Section 8 feasibility study. Consulting and professional service expenses in 2010 were lower than 2009 by $155,000. This reduction resulted primarily because fees incurred in 2009 for New Mexico legacy and site and property characterization activities were not repeated in 2010.

        Reduced office related costs in 2010 resulted from executive search fees and employee allowances paid in 2009 that were not incurred in 2010.

        Net Income (Loss).    For the year ended December 31, 2011, we had a net loss of $11.2 million compared to net losses of $10.4 million and $10.1 million in 2010 and 2009, respectively. On a diluted per share basis, losses were ($0.12) in 2011, ($0.14) in 2010 and ($0.18) in 2009. These losses in 2011, 2010 and 2009 include an impairment provision for the Kingsville Dome, Vasquez and Rosita projects of $1,460,000, $961,000 and $3.5 million, respectively and exploration charges of $2,000, $62,000 and $1.6 million, respectively.

        Cash Flow.    As of December 31, 2011, we had a cash balance of approximately $2.9 million compared with approximately $15.4 million and $6.1 million at December 31, 2010 and 2009, respectively.

        In 2011, we had a negative cash flow from operations of $10.4 million, resulting primarily from our lack of revenues during the year and the cessation of uranium production in 2009.

        During 2011, we used $2.4 million in investing activities, including increases to collateralize our financial surety obligation during the year of $2.0 million and $322,000 of capital additions made during the year at our South Texas and New Mexico projects.

        During 2011, a total of 476,644 shares of common stock were sold resulting in net proceeds of approximately $469,000 pursuant to the Company's ATM Sales Agreement. The Company incurred approximately $144,000 in legal, accounting and other fees in connection with its shelf registration statement and the ATM Sales Agreement.

        In 2010, we had a negative cash flow from operations of $7.4 million, resulting primarily from our cessation of uranium production in 2009 and the related lack of uranium sales during the year. In 2009, we had a negative cash flow from operations of $5.0 million, resulting primarily from low uranium production and related sales volumes.

        In 2010, we raised net proceeds of approximately $19.1 million through the sale of 35,365,330 shares of common stock. In the June/July period we issued 27,142,830 shares of common stock at $0.42 per share and in November 8,222,500 shares of common stock at $1.16 per share in underwritten public offerings.

        During 2010, we used $2.4 million in investing activities, which includes $1.2 million of capital additions for the acquisition of exploration property in South Texas. Additionally, we increased the collateral required for our financial surety obligation by $551,000 during the year. The deferral of wellfield development activities resulted in our capital expenditures used in investing activities being reduced by approximately $10.2 million to $820,000 in 2009.

Liquidity—Cash Sources and Uses for 2012

        As of December 31, 2011, the Company had $2.9 million in cash and our cash balance at February 29, 2012 was approximately $2.0 million. The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2012.

        The Company raised $10 million on March 9, 2012 in a private placement of common stock with Resource Capital Fund V L.P. ("RCF"). In connection with the transaction we sold 10,259,567 shares of common stock at a price of $0.9747 per share. The capital raise was conducted as a part of an acquisition bid for all of the outstanding shares of Neutron Energy, Inc. See (Note 12—"Subsequent Event") for a description of this financing and additional funding commitments made by RCF to the Company.

        On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an "at-the-market" equity offering program ("ATM Sales Agreement"). The Company raised additional capital in November and December 2011 and in January 2012 through the sale of common stock of common stock under this program. During 2011, a total of 476,644 shares of common stock were sold which resulted in net proceeds of approximately $469,000 pursuant to the ATM Sales Agreement. In January 2012, a total of 1,815,073 shares of common stock were sold which raised net proceeds of approximately $1,519,000. The Company incurred approximately $144,000 in legal, accounting and other fees in connection with its shelf registration statement and the ATM Sales Agreement. The Company has a total of $12.9 million available for future sales under the ATM Sales Agreement.

        The Company expects that its existing cash, the funding commitments from RCF and funding available under the ATM Sales Agreement will provide it the necessary liquidity moving forward into 2013.

Off Balance Sheet Arrangements

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the "L/Cs") and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). L/Cs for $5,858,000, $5,858,000 and $5,761,000 at December 31, 2011, 2010 and 2009, respectively such L/Cs are collateralized in their entirety by certificates of deposit.

        Performance bonds totaling $2,834,000 were issued for the benefit of the Company at December 31, 2011, 2010 and 2009. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of collateral exceeded the amount of the bonding issued by USF&G by approximately $60,000 at December 31, 2011. The amount of bonding issued by USF&G exceeded the amount of collateral by $2.5 million at December 31, 2010 and 2009, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Contractual Obligations

        The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2011, except as otherwise noted.

		Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases	$144,588	$76,740	$67,848	$—	$—
Corporate office lease	34,348	34,348	—	—	—
Crownpoint	450,000	—	—	—	450,000

Total	$628,936	$111,088	$67,848	$—	$450,000

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

        The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $52.00 per pound as of February 28, 2012.

Item 8.    Financial Statements and Supplementary Data.

Financial Statements

        The financial statement information called for by this item appears on pages F-1 through F-    .

Supplementary Financial Data Tables

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

	For the Quarter Ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010
	(Amounts in Thousands)
Uranium sales	$—	$—	$—	$—	$—	$—	$—	$—
Loss from operations	(2,750)	(2,827)	(2,704)	(3,094)	(2,632)	(3,731)	(1,992)	(2,345)
Net loss	(2,693)	(2,787)	(2,693)	(3,026)	(2,622)	(3,664)	(1,721)	(2,348)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.04)	$(0.03)	$(0.04)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") are recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

        During the fiscal period covered by this report, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of December 31, 2011.

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

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011. This evaluation was based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2011.

        There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

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

Date: March 12, 2012

URANIUM RESOURCES, INC.
By:	/s/ DONALD C. EWIGLEBEN Donald C. Ewigleben, President, Chief Executive Officer and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT Paul K. Willmott, Director and Executive Chairman	March 12, 2012
/s/ DONALD C. EWIGLEBEN Donald C. Ewigleben Director, President, CEO and COO	March 12, 2012
/s/ THOMAS H. EHRLICH Thomas H. Ehrlich, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2012
/s/ LELAND O. ERDAHL Leland O. Erdahl, Director	March 12, 2012
/s/ TERENCE J. CRYAN Terence J. Cryan, Director	March 12, 2012
/s/ MARVIN K. KAISER Marvin K. Kaiser, Director	March 12, 2012

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Uranium Resources, Inc.
Lewisville, Texas 75067

        We have audited the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranium Resources, Inc.'s and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of Uranium Resources, Inc.'s internal control over financial reporting.

Hein & Associates LLP
Dallas, Texas
March 12, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Uranium Resources, Inc.
Lewisville, Texas 75067

        We have audited Uranium Resources, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Uranium Resources, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Uranium Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ending December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion on those statements.

Hein & Associates LLP
Dallas, Texas
March 12, 2012

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$2,890,263	$15,386,472
Receivables, net	123,336	46,244
Prepaid and other current assets	165,509	179,231

Total current assets	3,179,108	15,611,947
Property, plant and equipment, at cost:
Uranium properties	82,768,867	82,989,579
Other property, plant and equipment	868,454	905,511
Less—accumulated depreciation, depletion and impairment	(64,791,294)	(64,282,888)

Net property, plant and equipment	18,846,027	19,612,202
Long-term investment:
Restricted cash	9,379,794	7,337,366

Total assets	$31,404,929	$42,561,515

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2011	2010
Current liabilities:
Accounts and short term notes payable	$1,148,812	$602,190
Current portion of restoration reserve	1,227,125	1,239,588
Royalties and commissions payable	665,745	665,745
Deferred compensation	—	697,028
Accrued legal settlement	—	1,375,000
Accrued interest and other accrued liabilities	374,088	348,269
Current portion of capital leases	65,161	83,183

Total current liabilities	3,480,931	5,011,003
Other long-term liabilities and deferred credits	4,008,634	4,304,057
Long-term capital leases, less current portion	54,071	119,588
Other long-term debt	450,000	450,000

Total liabilities	7,993,636	9,884,648
Commitments and contingencies (Notes 2, 3, 4, 5, 6 and 11)
Shareholders' equity:
Common stock, $0.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2011—94,005,006; 2010—92,430,306	94,043	92,468
Paid-in capital	169,904,203	167,971,955
Accumulated deficit	(146,577,535)	(135,378,138)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)

Total shareholders' equity	23,411,293	32,676,867

	$31,404,929	$42,561,515

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Revenues:
Uranium sales	$—	$—	$4,673,169
Total revenue	—	—	4,673,169
Cost of uranium sales:
Royalties and commissions	—	—	464,028
Operating expenses	648,278	394,763	2,692,960
Accretion/amortization of restoration reserve	121,183	155,943	257,791
Depreciation and depletion	599,504	756,377	1,089,612
Writedown of uranium properties	1,460,170	961,278	3,517,970
Exploration expenses	17,918	1,646	61,677

Total cost of uranium sales	2,847,053	2,270,007	8,084,038

Loss from operations before corporate expenses	(2,847,053)	(2,270,007)	(3,410,869)
Corporate expenses:
General and administrative (includes stock compensation expense of $884,000, $1,032,000 and $1,258,000 in 2011, 2010 and 2009, respectively)	8,400,955	6,911,672	6,624,023
Provision for legal settlement	—	1,375,000	—
Depreciation	127,741	143,361	142,531

Total corporate expenses	8,528,696	8,430,033	6,766,554

Loss from operations	(11,375,749)	(10,700,040)	(10,177,423)
Other income (expense):
Interest expense	(18,968)	(25,362)	(40,637)
Interest and other income, net	195,320	370,835	152,198

Total other income, net	176,352	345,473	111,561

Net loss	$(11,199,397)	$(10,354,567)	$(10,065,862)

Basic and diluted net loss per common share	$(0.12)	$(0.14)	$(0.18)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
					Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit
Balances, December 31, 2008	55,955,549	$55,994	$146,518,753	$(114,957,709)	$(9,418)
Net loss	—	—	—	(10,065,862)	—
Common stock issuance	—	—	61,368	—	—
Restricted common stock issued for services	826,243	826	(826)	—	—
Stock compensation expense	—	—	1,257,909	—	—

Balances, December 31, 2009	56,781,792	56,820	147,837,204	(125,023,571)	(9,418)

Net loss	—	—	—	(10,354,567)	—
Restricted common stock issued for services	282,071	282	(282)	—	—
Stock compensation expense	—	—	1,032,308	—	—
Common stock issued for stock option exercise	1,113	1	807
Common stock issuance	35,365,330	35,365	19,101,918	—	—

Balances, December 31, 2010	92,430,306	92,468	167,971,955	(135,378,138)	(9,418)

Net loss	—	—	—	(11,199,397)	—
Common stock issued for deferred compensation	885,021	885	696,142	—	—
Restricted common stock issued for services	175,885	176	(176)	—	—
Common stock issued for stock option exercise	37,150	37	28,197	—	—
Stock compensation expense	—	—	883,941	—	—
Common stock issuance	476,644	477	324,144	—	—

Balances, December 31, 2011	94,005,006	$94,043	$169,904,203	$(146,577,535)	$(9,418)

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(11,199,397)	$(10,354,567)	$(10,065,862)
Reconciliation of net loss to cash used in operations—
Accretion/amortization of restoration reserve	121,183	155,943	257,791
Depreciation and depletion	727,245	899,738	1,232,143
Writedown of uranium properties and exploration expenses	1,460,170	961,278	3,517,970
Decrease in restoration and reclamation accrual	(1,530,303)	(1,373,228)	(1,802,370)
Stock compensation expense	883,941	1,032,308	1,257,909
Other non-cash items, net	2,289	19,700	34,584
Effect of changes in operating working capital items—
(Increase) decrease in receivables	(77,092)	17,646	(23,530)
Decrease in inventories	—	—	1,010,845
(Increase) decrease in prepaid and other current assets	13,722	(53,831)	388,089
Increase (decrease) in payables and accrued liabilities and deferred credits	(802,560)	1,334,939	(840,545)

Net cash used in operating activities	(10,400,802)	(7,360,074)	(5,032,976)
Cash flows from investing activities:
Increase in certificate of deposit, restricted	(2,042,428)	(551,366)	(149,285)
Additions to property, plant and equipment—
Kingsville Dome	(141,137)	(149,652)	(158,911)
Rosita	(125,693)	(58,504)	(40,274)
Vasquez	(97,200)	(77,500)	(193,528)
Rosita South	(40,959)	(78,813)	(19,926)
Los Finados project	(88,236)	(1,168,780)	—
Churchrock	(58,838)	(138,541)	(218,966)
Crownpoint/Section 13 Drilling	(34,921)	(119,624)	(2,991)
Proceeds from Joint Venture agreement	300,000	—	—
Other property	(35,311)	(23,123)	(36,340)

Net cash used in investing activities	(2,364,723)	(2,365,903)	(820,221)
Cash flows from financing activities:
Payments of borrowings	(83,539)	(117,710)	(157,695)
Issuance of common stock, net	352,855	19,138,091	61,368

Net cash provided by (used in) financing activities	269,316	19,020,381	(96,327)

Net increase (decrease) in cash and cash equivalents	(12,496,209)	9,294,404	(5,949,524)
Cash and cash equivalents, beginning of year	15,386,472	6,092,068	12,041,592

Cash and cash equivalents, end of year	$2,890,263	$15,386,472	$6,092,068

The accompanying notes to financial statements are an integral part of these consolidated statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of URI and its wholly-owned subsidiaries (collectively "the Company"). All significant intercompany transactions have been eliminated in consolidation.

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

DECEMBER 31, 2011 AND 2010

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

Capitalization of Interest

        The Company capitalizes interest cost with respect to properties undergoing exploration or development activities that are not subject to depreciation or depletion. The average interest rate on outstanding borrowings during the period is used in calculating the amount of interest to be capitalized. No interest was capitalized in the twelve months ended December 31, 2011, 2010 and 2009. Total interest costs in these periods were $19,000, $25,400 and $40,600, respectively.

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

Contingent Liabilities—Off Balance Sheet Arrangements

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the "L/Cs") and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). The amount of the

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

L/Cs totaled $5,858,000, $5,858,000 and $5,761,000 at December 31, 2011, 2010 and 2009, respectively. Such L/Cs are collateralized in their entirety by certificates of deposit.

        Performance bonds totaling $2,834,000 were issued for the benefit of the Company at December 31, 2011, 2010 and 2009. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. In September 2010, the Company received notice from the bonding company requesting that the Company either increase the collateral supporting the bonds to 100% of the bond amount by making quarterly payments of $500,000 or cause the release of the bonds by the fourth quarter of 2011. The amount of the collateral exceed the amount of bonding issued by USF&G by $60,000 at December 31, 2011. The amount of the bonding issued by USF&G exceeded the amount of the collateral by $2.0 million and $2.5 million at December 31, 2010 and 2009, respectively. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

Earnings Per Share

        Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share—diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for 2011, 2010 and 2009 there were no dilutive securities included in these years as their inclusion would be anti-dilutive.

        The weighted average number of shares used to calculate basic and diluted earnings (loss) per share was 93,480,528 in 2011, 72,313,464 in 2010 and 56,400,466 in 2009. The potential dilutive Common Stock that was excluded from the calculation of diluted earnings per share was 4,548,851 in 2011, 5,947,143 in 2010 and 6,216,989 in 2009.

Consolidated Statements of Cash Flows

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Additional disclosures of cash flow information follow:

	Year Ended December 31,
	2011	2010	2009
Cash paid during the period for:
Interest	$19,000	$25,400	$40,600
The following non-cash transactions occurred in 2011, 2010 and 2009 and such transactions are summarized as follows:
Common stock issued for deferred compensation	$697,027	$—	$—

Restricted common stock issued for services	$176	$282	$826

Restricted share issuance of Common Stock in connection with a cash conservation plan	$—	$106,500	$324,000

        No new capital leases or financings were entered into in 2011, 2010 and 2009. The balance of the capital leases at December 31, 2011 was $119,000.

Cash Balances in Excess of Federally Insured Limits

        The Company's cash balance at December 31, 2011 was $2.9 million and it maintains its cash accounts primarily with Bank of America, N.A. The total cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. The Company has cash balances with Bank of America, N.A. that exceeded the balance insured by the FDIC that totaled approximately $927,000 at December 31, 2011.

Restricted Cash

        At December 31, 2011 and 2010, the Company had pledged certificates of deposit and money market accounts of $9,380,000 and $7,337,000, respectively, in order to collateralize letters of credit required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically regarding the Company's uranium properties, significant estimates were utilized in determining the carrying value of these assets and in the case of producing and development properties, the pounds of uranium to be recovered. The actual values received from the disposition of these assets and the amount of uranium recovered from these projects may vary significantly from these estimates based upon market conditions, financing availability and other factors.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. This ASU is effective for the Company prospectively beginning January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

3. LIQUIDITY

        The Company had negative cash flow from operations of $10.4 million, $7.4 million and 5.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        We had $2.9 million in cash at December 31, 2011 and $15.4 million at December 31, 2010. As of December 31, 2009 the Company had sold its entire uranium inventory and as such, we are currently evaluating the opportunities for additional sales revenue and related cash inflows for the Company in 2012.

        The Company raised $10 million on March 9, 2012 in a private placement with Resource Capital Fund V L.P. ("RCF"). In connection with the transaction we sold 10,259,567 shares of common stock at a price of $0.9747 per share. The capital raise was conducted as a part of an acquisition bid for all of the outstanding shares of Neutron Energy, Inc. See (Note 12—"Subsequent Event") for a description of this financing and additional funding commitments made by RCF to the Company.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

3. LIQUIDITY (Continued)

        On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an "at-the-market" equity offering program ("ATM Sales Agreement"). The Company raised additional capital in November and December 2011 and in January 2012 through the sale of common stock under this program. During 2011, a total of 476,644 shares of common stock were sold which resulted in net proceeds of approximately $469,000 pursuant to the ATM Sales Agreement. In January 2012, a total of 1,815,073 shares of common stock were sold which raised net proceeds of approximately $1,519,000. The Company incurred approximately $144,000 in legal, accounting and other fees in connection with its shelf registration statement and the ATM Sales Agreement. The Company has a total of $12.9 million available for future sales under the ATM Sales Agreement.

        The Company expects that its existing cash, the funding commitments from RCF and funding available under the ATM Sales Agreement will provide it the necessary liquidity moving forward into 2013.

4. PROPERTY, PLANT AND EQUIPMENT

	Property, Plant and Equipment Balances (net) At December 31,
	2011	2010
Uranium plant	$9,139,000	$9,241,000
Permits and licenses	2,714,000	2,663,000
Mineral rights	2,711,000	2,877,000
Evaluation and delineation	2,460,000	2,460,000
Vehicles/depreciable equipment	1,405,000	1,702,000
Wellfield development	131,000	115,000
Other uranium properties	193,000	354,000
Other property, plant and equipment	93,000	200,000

Total	$18,846,000	$19,612,000

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

minerals, uranium prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

        At December 31, 2011, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value. A decline in the current and projected market price of uranium and an increase in the estimated production costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site. Such determination resulted in an impairment provision of approximately $1,460,000 for the year. The impairment provision for 2011 was approximately $851,000 for the Kingsville Dome project, $126,000 for the Rosita project and $483,000 for the Vasquez project. The impairment provision recorded in 2010 was approximately $961,000 and included approximately $590,000 million for the Kingsville Dome project, $58,000 for the Rosita project and $313,000 for the Vasquez project.

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

        The net carrying value of the property was approximately $5,039,000 at December 31, 2011. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,178,000), and restoration and other equipment ($861,000). The net carrying value of the property was approximately $5,355,000 at December 31, 2010. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,285,000) and restoration and other equipment ($1,070,000).

Vasquez Property

        The Company has a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expired in February 2008; however we hold the lease by production and reclamation activities. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

        The net carrying value of the property was approximately $454,000 at December 31, 2011. Such assets consisted of plant buildings/uranium processing/drying facilities ($154,000) and restoration and other equipment ($300,000). The net carrying value of the property was approximately $493,000 at December 31, 2010. Such assets consisted of plant buildings/uranium processing/drying facilities ($154,000) and restoration and other equipment ($339,000).

Rosita Property

        The Rosita property consists of mineral leases from private landowners on about 3,377 gross and net acres located in north-central Duval County, Texas. The leases provide for sliding scale royalties

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have expiration dates ranging from 2012 to 2015. We are holding these leases by payment of rentals ranging from $10 to $30 per acre.

        The net carrying value of the Rosita property at December 31, 2011 was approximately $4,933,000. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,800,000) and restoration and other equipment of ($133,000). The net carrying value of the Rosita property at December 31, 2010 was approximately $5,003,000. Such assets consisted of plant buildings/uranium processing/drying facilities ($4,801,000) and restoration and other equipment of ($202,000).

Rosita South Property

        The Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net acres located in Duval County near its Rosita property.

        The net carrying value of the property at December 31, 2011 was approximately $2,785,000. Such assets consisted of mineral rights ($589,000), evaluation costs ($2,022,000) and permits/licenses ($174,000). The net carrying value of the property at December 31, 2010 was approximately $2,744,000. Such assets consisted of mineral rights ($548,000), evaluation costs ($2,022,000) and permits/licenses ($174,000).

Los Finados Project

        The Los Finados Project consists of an exploration lease from private land owners on about 53,524 gross acres located in Kenedy County near its Kingsville Dome property. The exploration rights to the Los Finados project were acquired in December 2010. Evaluation of the uranium mineralization of this property began in the second quarter of 2011 and may continue for up to three years. The lease option agreement included a $1 million fee paid at signing. The lease option includes a three phase exploration program that requires a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment. The Company made the decision to continue phase two of the exploration program in November 2011. The timing for the Company's decision to continue exploration under phase three of the program is November 30, 2012. Investment or drilling in excess of the minimum requirement in any year counts toward the following year's requirements.

        In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. ("CTI"), a subsidiary of Cameco (NYSE: CCJ) on the Los Finados project. The agreement with CTI also includes a three phase exploration program. Phase I of the program was completed in November, 2011 and following Phase I, the decision was made to continue onto Phase II. Under this agreement, CTI will fund the majority of the exploration costs and can earn up to a 70% interest in the project in consideration for their investment. Upon execution of the exploration agreement, CTI paid the Company $300,000. For the year ended December 31, 2011, the Company has incurred and billed approximately $1.2 million in costs to CTI under the exploration agreement.

        At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves. The uranium would be

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

processed at URI's Kingsville Dome or Rosita processing facility, with CTI's share of production being processed under a toll processing agreement with URI.

        Capital expenditures for 2011 totaled approximately $88,000 and were related to land acquisition and depreciable equipment. Such expenditures were offset by the $300,000 payment received by CTI in connection with the execution of the exploration agreement. The net carrying value of the property at December 31, 2011 was approximately $949,000. Such assets consisted of the acquisition costs to obtain the mineral rights to the property ($919,000) and permits/licenses ($30,000). The net carrying value of the property at December 31, 2010 was approximately $1,169,000. Such assets consisted entirely of the acquisition costs to obtain the mineral rights to the property.

Churchrock Properties

        The Churchrock project encompasses about 3,458 gross and net acres. The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. We own the mineral estate in fee for both Section 17 and the Mancos properties. We own patented mining claims on Section 8.

        The surface estate on Section 17 is owned by the United States Government and held in trust for the Navajo Nation. We have royalty obligations ranging from 5% to 6 1/4% and a 2% overriding royalty obligation to the Navajo Nation for surface use agreements.

        Permitting activities are currently ongoing on both of these properties. The net carrying value of these properties was $2,152,000 and $2,094,000 at December 31, 2011 and 2010, respectively and the assets consisted of mineral rights and permitting/licensing costs.

Crownpoint Property

        The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 640 gross and 556 net acres.

        The net carrying value of these properties was $883,000 and $885,000 at December 31, 2011 and 2010, respectively, and consisted primarily of mineral rights, permits/licenses and plant buildings and equipment.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

        The Roca Honda property lies about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. We also own 36 unpatented mining claims encompassing approximately 640 acres that are adjacent to the fee land. The net carrying value of the properties was $415,000 and $398,000 at December 31, 2011 and 2010, respectively.

5. CONTRACT COMMITMENTS

Sales Contracts

        In March 2006, we entered into new sales contracts with Itochu Corporation ("Itochu") and UG U.S.A., Inc. ("UG") that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). The Itochu contract contains separate pricing terms for the Vasquez property that are no longer applicable since Vasquez has reached the end of its useful life. Our Texas production will be sold to Itochu at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37 per pound and a ceiling of $43 per pound. If the spot price is over $50 per pound the price will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month's notice. Uranium deliveries from the inception of the contracts through December 31, 2011 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

        Under the amended Itochu contract there was potential for reinstatement of the original contract terms if we terminated our joint venture with Itochu to develop our Churchrock property in New Mexico. On March 6, 2009, Itochu terminated the joint venture. The only consequence of the termination is that for future sales made with sales prices in excess of $43 per pound, we will not receive 30% of the amount of the spot price that exceeds the ceiling price for future uranium sales from $43 per pound to $50 per pound.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

6. LONG-TERM DEBT

Summary of Long-Term Debt

	At December 31,
	2011	2010
Long-term debt of the Company consists of:
Crownpoint property	$450,000	$450,000
Capital leases	119,232	202,771

	569,232	652,771
Less—Current portion	(65,161)	(83,183)

Total long-term debt	$504,071	$569,588

        Maturities of long-term debt and capital leases are as follows:

For the Twelve Months Ended:	Long-Term Debt	Capital Leases
December 31, 2012	$—	$76,740
December 31, 2013	—	53,109
December 31, 2014	—	14,739
December 31, 2015	—	—
December 31, 2016 and beyond	450,000	—

Totals	$450,000	$144,588
Less amounts representing imputed interest		(25,356)

Present value of future payments		$119,232

7. SHAREHOLDERS' EQUITY

Equity Infusion—ATM Sales

        On October 31, 2011, the Company, entered into an ATM Sales Agreement with BTIG, pursuant to which the Company may sell from time to time, shares of its common stock through an "at-the-market" share offering program under its currently effective registration statement on Form S-3. The Company may sell up to $15,000,000 in aggregate offering price of its common stock through BTIG, acting as sales agent. On October 31, 2011, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the offering. The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement. The Company raised additional capital in November and December 2011through the ATM Sales Agreement. Under the transactions, a total of 476,644 shares of common stock were sold with net proceeds of approximately $325,000.

Equity Infusion—Public Offering

        The Company raised additional capital in June and July 2010 through an underwritten public offering. Under the transactions, a total of 27,142,830 shares of common stock were sold in the offering

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

7. SHAREHOLDERS' EQUITY (Continued)

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

Deferred Compensation

        The Company has a 1999 Deferred Compensation Plan (the "1999 Plan") and Deferred Compensation Plans for 2000-2001, 2002, 2003 and 2004 (the "2000-2004 Plans") whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2004. The participants elected to receive the deferred amount in shares of our Common Stock valued at $0.80 per share. In December 2005, the 1999 Plan and the 2000-2004 Plans were amended, extending the election of the participants under the plans to receive their deferred compensation until January 11, 2011. On January 11, 2011 the participants elected to receive restricted stock totaling 885,021 shares in lieu of the cash due under the deferred compensation plans.

Warrants

        In connection with the May 2008 equity infusion, the Company issued warrants to purchase 988,771 additional shares of common stock at a price of $5.78 per share. These warrants expire in May 2013 and are outstanding and exercisable as of December 31, 2011.

8. STOCK-BASED COMPENSATION PLANS

        Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made to employees. Stock compensation expense for the year ended December 31, 2011, 2010 and 2009 of $884,000, $1,032,000 and $1,258,000, respectively, was recorded to general and administrative expenses. The Company has not recognized a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

Stock Options

Employee Stock Options

        The Company has two stock Incentive Plans for Employees, both of which were approved by the Company's shareholders.

        Under the 1995 Stock Incentive Plan (the "1995 Plan") all available and outstanding options have been granted and are currently exercisable. Under the Company's 2004 Stock Incentive Plan (the "2004 Plan") a total of 1,750,000 shares may be issued upon exercise of options granted under the 2004 Plan. Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years. At December 31, 2011, 1,208,041 shares were available for future grants under the 2004 Plan.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

8. STOCK-BASED COMPENSATION PLANS (Continued)

        In June 2011, the Company's Executive Chairman was granted options under the 2004 Plan to purchase a total of 16,667 shares of common stock at an exercise price of $1.73 per share. The stock option grant shares vest ratably over 4 years.

        In April 2010, three employees and one officer of the Company were granted options under the 2004 Plan to purchase a total of 85,000 shares of the Company's common stock at an exercise price of $0.73 per share. These options vest ratably over 3 years.

        In December 2010, four officers of the Company were granted options under the 2004 Plan to purchase a total of 95,000 shares of the Company's common stock at an exercise price of $3.29 per share. These options vest over one year.

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

2004 Directors' Plan—Options

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

        In June 2006, the Directors' Stock Option Plan was amended to increase the initial grants and the annual re-election grants to non-employee Directors to 50,000 shares of Common Stock. The 2004 Directors' Plan replaces an earlier plan that expired in 2004. None of such options remains outstanding at December 31, 2011.

        In June 2010, the Directors' Stock Option Plan was amended and restated ("Amended 2004 Directors' Plan") to allow for the directors to be issued stock options or restricted common shares as determined by the Company and increased the available shares to be granted to 2,500,000 shares. At December 31, 2011, 1,356,250 shares were available for future grants under the Amended 2004 Directors' Plan.

        At the June 2011 annual meeting of the stockholders, each of the non-employee directors of the Company (Leland O. Erdahl, Terence J. Cryan, and Marvin K. Kaiser) was granted options under the Amended 2004 Directors' Plan to purchase 50,001 shares of the Company's common stock at an exercise price of $1.73 per share. The stock option grant shares vest ratably over 4 years.

        In January 2010, Robert M. Gallagher, a non-employee director, was granted options under the 2004 Directors' Plan to purchase 50,000 shares of the Company's Common Stock at an exercise price of

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

8. STOCK-BASED COMPENSATION PLANS (Continued)

$0.76 per share. Effective September 30, 2010, Robert M. Gallagher resigned as a member of the Board of Directors.

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

        The following table summarizes stock options outstanding and changes during the year ended December 31, 2011:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	3,819,838	$2.70
Granted	66,668	$1.73
Exercised	(37,150)	$0.76
Canceled or forfeited	(864,125)	$3.10

Options outstanding at December 31, 2011	2,985,231	$2.59	5.13	$—

Options exercisable at December 31, 2011	2,749,397	$2.65	3.67	$—

        The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0, $2,976 and $0, respectively. Cash proceeds from options exercised during the years ended December 31, 2011, 2010 and 2001 was $28,234, $798, and $0, respectively.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

8. STOCK-BASED COMPENSATION PLANS (Continued)

        Stock options outstanding and currently exercisable at December 31, 2011 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	1,834,062	2.6	$1.31	1,834,062	$1.31
2004 Employee Incentive Plan	407,418	6.6	3.45	334,085	4.00
2004 Directors Plan	743,751	6.1	5.26	581,250	6.12

	2,985,231	4.0	$2.59	2,749,397	$2.65

        Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2011 was approximately $231,000, which is expected to be recognized over a weighted average period of approximately 1 to 2 years.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2011 for the expected option term. The expected option term was estimated based on historical averages over the most recent periods ending December 31, 2011. The exercise price for the options granted under the plans is the fair market value of the Common Stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years.

        Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2011: fair market value: $1.41, $1.28 and $0,76; expected volatility of 91%, 87% and 93%; and risk-free interest rate of 2.75%, 1.875% and 3.0%. An expected life of 7.69 years, 6.31 years and 5 years was used for the options granted. The weighted average fair value of the options granted in 2011 was $1.32.

        Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2010: fair market value: $0.73, $0.70, $0.69 and $2.51; expected volatility of 144%, 147%, 103% and 89%; and risk-free interest rate of 4.25%, 4.75%, 3.75% and 3.125%. An expected life of 7.91 years, 7.27 years, 2 years and 6.32 years was used for the options granted. The weighted average fair value of the options granted in 2010 was $1.77.

        Using the Black-Scholes option pricing model, the weighted average assumptions for grants in 2009: fair market value: $1.44, expected volatility of 143% and risk-free interest rate of 4.5%. An expected life of 8.01 years was used for the options granted. The weighted average fair value of the options granted in 2009 was $1.44.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

8. STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock Plans

2007 Plan

        In 2007, the Board of Directors adopted and the shareholders approved the 2007 Restricted Stock Plan (the "2007 Plan"). The 2007 Plan permits the Company to make Restricted Stock grants of shares of Common Stock to management personnel and other key employees of the Company. Unless otherwise specified by the Committee, the term of the restricted period for any Restricted Stock grant under the 2007 Plan shall not be less than five years from the date of grant. Employee participants who receive Restricted Stock grants will have all of the rights of a stockholder, including the right to vote the shares of Restricted Stock that are the subject of the grant and the right to receive any regular cash dividends paid out of current earnings. The Company may issue an aggregate maximum of 1,500,000 shares of Common Stock under the 2007 Plan. At December 31, 2011, 450,853 shares were available for future grants under the 2007 Plan.

        In June 2011, the Company's Executive Chairman was granted 33,333 shares of restricted common stock of the Company at a value of $1.73 per share under the 2007 Plan. The restricted common stock vests ratably over 4 years.

        On January 4, and April 1, 2010, 65,820 and 73,751 shares of restricted stock were granted, respectively to executive officers of the Company in connection with a cash conservation plan for 2010. All of these shares were scheduled to vest one year from the date of grant. On November 12, 2010, 20,000 restricted shares granted to the CEO were cancelled.

        During 2009, a total of 426,243 shares of restricted stock were granted under the 2007 Plan to executive officers in connection with a cash conservation plan for 2009. All of these shares were scheduled to vest one year from the date of grant. On September 3, 2009 the vesting schedule with respect to the former CEO's 115,628 restricted shares was modified to provide for immediate vesting. The Company has recognized $110,000 of compensation cost for modification of the vesting schedule for these restricted shares.

        In September 2009, the Company hired Donald C. Ewigleben as the Company's President, CEO and COO. In connection with the hire, the Company granted Mr. Ewigleben a total of 400,000 restricted shares of the Company's common stock under the 2007 Plan. 100,000 of these shares vest on March 3, 2010; the remaining 300,000 shares vest 1/3 on each of September 3, 2010, 2011 and 2012. The vesting of the remaining 300,000 restricted shares is also subject to certain annual performance objectives as specified in Mr. Ewigleben's employment agreement. In connection with the 2010 and 2011 performance objectives, 20,000 and 16,667 restricted shares for Mr. Ewigleben were cancelled, respectively.

2004 Directors' Plan—Restricted Shares

        At the June 2011 annual meeting of the stockholders, each of the non-employee directors of the Company (Leland O. Erdahl, Terence J. Cryan, and Marvin K. Kaiser) was granted restricted stock under the 2004 Directors' Plan to purchase 33,333 shares of the Company's common stock valued at $1.73 per share. The restricted common stock vest ratably over 4 years.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

8. STOCK-BASED COMPENSATION PLANS (Continued)

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

        The total estimated unrecognized compensation cost from the unvested restricted grants at December 31, 2011 was approximately $271,000, which is expected to be recognized over the weighted average vesting period of 1.5 years.

        A summary of the status of non-vested shares for the years ended December 31, 2011 and 2010, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2009	70,000	$8.21
Granted	826,243	$0.85
Vested	(177,628)	$3.31

Non-vested at December 31, 2009	718,615	$0.96

Granted	339,571	$0.63
Vested	(505,115)	$0.87
Cancelled	(57,500)	$0.68

Non-vested at December 31, 2010	495,571	$0.86

Granted	133,332	$1.73
Vested	(279,071)	$0.85

Non-vested at December 31, 2011	349,832	$1.20

        Restricted stock grants are valued using the fair market value of the stock on the date of grant.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

9. FEDERAL INCOME TAXES

        The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2011	2010	2009
Property development costs—net of amortization	$10,399,000	$11,583,000	$13,018,000
Accelerated depreciation	(105,000)	(151,000)	(193,000)
Restoration reserves	(2,080,000)	(1,560,000)	(1,093,000)
Net operating loss carryforwards utilized	143,000	—	—
Net operating loss and percentage depletion carryforwards	39,496,000	34,766,000	29,621,000
Valuation allowance and other—net	(47,853,000)	(44,638,000)	(41,353,000)

Total deferred income tax asset (liability)	$—	$—	$—

        Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2011		2010		2009
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax income (loss)	$(11,199,397)	—	$(10,354,567)	—	$(10,065,862)	—
Pretax income (loss) times statutory tax rate	(3,808,000)	34%	(3,521,000)	34%	(3,422,000)	34%
Increases (decreases) in taxes resulting from:
Change in valuation allowance	3,808,000	(34)%	3,521,000	(34)%	2,105,000	(21)%
Correction to deferred tax	—	—	—	—%	1,317,000	(13)%

Income tax benefit	$0	0%	$0	0%	$0	0%

        The Company also has available for regular federal income tax purposes at December 31, 2011 estimated net operating loss ("NOL") carryforwards of approximately $116,165,000, before limitations which expire primarily in 2012 through 2031, if not previously utilized. Following the issuance of the Company's Common Stock in 2001, use of the Company's NOL will be severely limited on an annual and aggregate basis. For this reason, and due to no expectation of profitable operations in the near future, the NOL has a full valuation allowance and is not shown as a deferred tax asset in the table above.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

9. FEDERAL INCOME TAXES (Continued)

        The Company's tax years ended 2005 to 2010 remain open to examination for Federal tax purposes.

10. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

        Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2011	2010
Reserve for future restoration and reclamation costs (Asset Retirement Obligations), net of current portion of $1,227,000 and $1,240,000 in 2011 and 2010, respectively. (Note 2)	$3,508,634	$3,804,057
Royalties payable	500,000	500,000

	$4,008,634	$4,304,057

        The following table shows the change in the balance of the restoration and reclamation liability (Asset Retirement Obligation) during the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Reserve for future restoration and reclamation costs at January 1,	$5,043,645	$5,526,949
Changes in cash flow estimates	1,101,234	733,981
Costs incurred	(1,530,303)	(1,373,228)
Accretion expense	121,183	155,943

Reserve for future restoration and reclamation costs at December 31,	$4,735,759	$5,043,645

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

        The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management believes it has meritorious defenses in all such proceedings and is not aware of any material adverse effect on the Company's financial condition or results of operations from such proceedings.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011 AND 2010

11. COMMITMENTS AND CONTINGENCIES (Continued)

Registration Statement

        In connection with our May 2008 private placement, the Company executed a registration rights agreement pursuant to which the shares issued in the private placement were registered. The registration rights agreement provides for penalties in the event the registration statement fails to remain effective. At December 31, 2011, the Company's registration statement was and remains effective.

Compensation Agreements

        The Company has entered into Compensation Agreements with the Executive Officers of the Company, with the exception of the CEO/President/COO, that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of thirty-six months for the Executive Chairman of the Company and twenty-four months for the other officers, following such change in control. The Compensation Agreements provide that the executive's base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires. In September, 2009 the Company entered into a Compensation Agreement with the CEO/President/COO of the Company that provides that, in the event he terminates employment following a change in control he would be entitled to two years salary and bonus plus medical and dental benefits for up to 12 months. A change in control would also result in the immediate vesting of all unvested restricted shares of stock granted to him.

12. SUBSEQUENT EVENT

        In March 2012, the Company executed a merger agreement to acquire 100% of the equity capital (the "Transaction") of Neutron Energy, Inc. ("Neutron"). As part of the Transaction, Resource Capital Fund V L.P. ("RCF") has agreed to provide $20 million in funding to retire the majority of Neutron's outstanding debt owed to RMB Australia Holdings Limited ("RMB"). The remainder of Neutron debt owed to RMB will be converted into URI common stock, resulting in URI acquiring Neutron on a debt-free basis. The Transaction, which has been unanimously approved by the Boards of Directors of both URI and Neutron, is subject to shareholder approval of each company.

        URI has also entered into an investment agreement with RCF pursuant to which RCF will provide $10 million in funding to URI through the purchase of 10.3 million of the Company's common stock. This $10 million capital infusion was completed on March 9, 2012. A total of 37 million URI common shares will be issued for total consideration $38.1 million based on URI's closing stock on February 24, 2012 of $1.03 for the merger and the $10 million financing. Upon closing of the merger, URI, at its option, can receive an additional $5 million in RCF financing.

        Under the terms of the transaction, the Company has agreed to fund the operating and development budgets for Neutron, up to $4.5 million, prior to the closing of the transaction. Prior to the execution of the merger agreement the Company purchased certain assets and other licensing agreements from Neutron for $200,000.

EXHIBIT INDEX

Exhibit Number		Description
2.1	*	Agreement and Plan of Merger, dated as of March 1, 2012, by and among Uranium Resources, Inc., URI Merger Corporation and Neutron Energy, Inc. (filed with the Company's Form 8-K on March 7, 2012)
3.1	*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company's Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).
3.1.1	*
Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company's Form 8-K dated April 11, 2006, SEC File Number 000-17171 and as corrected in the Company's Form 8-K dated December 7, 2007).
3.2	*	Restated Bylaws of the Company (filed with the Company's Form 10-K on March 10, 2010).
4.2	*	Stockholders' Agreement, dated as of March 1, 2012, by and between Uranium Resources, Inc. and Resource Capital Fund V L.P. (filed with the Company's Form 8-K on March 7, 2012)
4.2	*	Form of Warrant to Purchase Common Stock (filed with the Company's Form 8-K on May 19, 2008).
4.3	*	Registration Rights Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and Resource Capital Fund V L.P. (filed with the Company's Form 8-K on March 7, 2012)
10.3	*	Amended and restated 1995 Stock Incentive Plan (filed with the Company's Form SB-2 Registration No. 333-117653 on July 26, 2005).
10.7	*
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
Shareholder Voting Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and certain specified shareholders of Neutron Energy, Inc. (filed with the Company's Form 8-K on March 7, 2012)

Exhibit Number		Description
10.17	*	Release Agreement, dated as of March 1, 2012, by and between Kelsey Boltz, Gary Huber, James Graham, Edward Topham, John K. Campbell, Jerry Nelson, Henry G. Grundstedt, and Carolyn C. Loder , Neutron Energy, Inc. and Uranium Resources, Inc. (filed with the Company's Form 8-K on March 7, 2012)
10.18	*	Settlement Agreement, dated as of March 1, 2012, by and among Nuclear Fuel Cycle Consulting, LLC, Neutron Energy, Inc. and Uranium Resources, Inc. (filed with the Company's Form 8-K on March 7, 2012)
10.19	*	Investment Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc., Neutron Energy, Inc. and Resource Capital Fund V L.P. (filed with the Company's Form 8-K on March 7, 2012)
10.20	*	Credit and Funding Agreement, dated as of March 1, 2012, by and among Neutron Energy, Inc., Cibola Resources LLC and Uranium Resources, Inc. (filed with the Company's Form 8-K on March 7, 2012)
10.21	*	Pledge and Security Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and Neutron Energy, Inc. (filed with the Company's Form 8-K on March 7, 2012)
10.22	*
Forbearance and Debt Conversion Agreement, dated as of March 1, 2012, by and among RMB Australia Holdings, Ltd., RMB Resources, Inc., Uranium Resources, Inc., Neutron Energy, Inc. and Cibola Resources, LLC. (filed with the Company's Form 8-K on March 7, 2012)
10.23
Intercreditor Agreement, dated as of March 1, 2012, by and among RMB Australia Holdings, Ltd., Uranium Resources, Inc., Neutron Energy, Inc., Cibola Resources, LLC and RMB Resources, Inc. (filed with the Company's Form 8-K on March 7, 2012)
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
10.43.1	*	Amended and Restated 2004 Directors' Stock Option and Restricted Stock Plan dated April 1, 2010 (filed with the Company's Form 10-Q dated August 9, 2010, SEC File No. 000-17171).
10.44	*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company's Form 10-Q dated May 10,2007, SEC File No. 000-17171)
10.46	*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company's Form 8-K dated September 4, 2009, SEC File No. 001-33404).

Exhibit Number		Description
10.47	*	Consulting Services Agreement with RMG Consulting, LLC dated October 1, 2010 (Filed with the Company's Form 8-K dated October 4, 2010, SEC File No. 001-33404).
10.48	*
Uranium Mining Lease option Agreement dated December 1, 2010 between URI, Inc. and The John G. and Marie Stella Kenedy Memorial Foundation (filed with the Company's Form 10-K dated March 30, 2011, SEC File No. 001-33404).
10.49	*	Exploration Agreement dated May 10, 2011 between URI, Inc. and Cameco Texas, Inc. (filed with the Company's Form 8-K dated May 13, 2011, SEC File No. 001-33404).
WHICH OF THE 11 EXHIBITS FILED WITH THE FORM 8-K ON 3/7/2012 NEED TO BE LISTED HERE—OR SHOULD THEY ALL BE LISTED?
10.50	*	At-The-Market Sales Agreement, dated October 28, 2011, between Uranium Resources, Inc. and BTIG, LLC. (filed with the Company's Form 8-K dated October 31, 2011, SEC File No. 001-33404)
14	*	Uranium Resources, Inc. Amended Code of Ethics for Senior Executives. (filed with the Company's Form 10-KSB dated March 30, 2004, SEC File No. 000-17171).
21	*	Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Behre Dolbear & Company (USA)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the annual report on Form 10-K of Uranium Resources, Inc. for the year ended December 31, 2011, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*
Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.