Form 10-Q
period 2012-03-31
URANIUM RESOURCES INC /DE/
filed 2012-05-10
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	106,220,250 as of May 10, 2012

URANIUM RESOURCES, INC.

2012 FIRST QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	March 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$9,907,372	$2,890,263
Receivables, net	404,247	123,336
Note receivable (Note 10)	917,457	—
Prepaid and other current assets	178,461	165,509
Total current assets	11,407,537	3,179,108

Property, plant and equipment, at cost:
Uranium properties	83,578,081	82,768,867
Other property, plant and equipment	966,586	868,454
Less-accumulated depreciation, depletion and impairment	(64,936,940)	(64,791,294)
Net property, plant and equipment	19,607,727	18,846,027

Long-term investment:
Certificates of deposit, restricted	9,416,268	9,379,794
	$40,431,532	$31,404,929

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	March 31, 2012	December 31, 2011
Current liabilities:
Accounts payable	$1,859,823	$1,148,812
Current portion of asset retirement obligations	1,139,840	1,227,125
Royalties and commissions payable	665,745	665,745
Accrued interest and other accrued liabilities	820,466	374,088
Current portion of capital leases	66,950	65,161
Total current liabilities	4,552,824	3,480,931

Asset retirement obligations	3,403,670	3,508,634
Other long-term deferred credits	500,000	500,000
Long term capital leases, less current portion	36,644	54,071
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2012—106,062,979; 2011—94,005,006	106,101	94,043
Paid-in capital	181,575,716	169,904,203
Accumulated deficit	(150,184,005)	(146,577,535)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	31,488,394	23,411,293
	$40,431,532	$31,404,929

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Uranium sales	$—	$—
Total revenue	—	—
Costs and expenses:
Cost of uranium sales
Operating expenses	220,408	151,149
Accretion/amortization of restoration reserve	23,119	38,199
Depreciation and depletion	116,322	172,729
Impairment of uranium properties	268,923	305,914
Exploration expenses	26,715	91,898
Total cost of uranium sales	655,487	759,889
Loss from operations before corporate expenses	(655,487)	(759,889)

Corporate expenses—
General and administrative	3,013,136	2,298,991
Depreciation	31,884	34,879
Total corporate expenses	3,045,020	2,333,870
Loss from operations	(3,700,507)	(3,093,759)

Other income (expense):
Interest expense	(3,547)	(5,620)
Interest and other income, net	97,584	72,886
Net loss	$(3,606,470)	$(3,026,493)

Net loss per common share:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Weighted average common shares and common equivalent shares:
Basic	98,046,897	93,263,212
Diluted	98,046,897	93,263,212

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(3,606,470)	$(3,026,493)
Reconciliation of net loss to cash used in by operations—
Accretion/amortization of restoration reserve	23,119	38,199
Depreciation and depletion	148,206	207,608
Impairment of uranium properties	268,923	305,914
Decrease in restoration and reclamation accrual	(430,185)	(361,903)
Stock compensation expense	192,818	373,847
Other non-cash items, net	609	2,289

Effect of changes in operating working capital items—
(Increase) decrease in receivables	(280,911)	45,246
Increase in prepaid and other current assets	(12,952)	(92,986)
Increase (decrease) in payables, accrued liabilities and deferred credits	1,157,389	(1,012,947)
Net cash used in operations	(2,539,454)	(3,521,226)

Investing activities:
Increase in certificates of deposit, restricted	(36,474)	(509,831)
Increase in notes receivable — Neutron credit and financing agreement (Note 10)	(917,457)	—
Additions to property, plant and equipment—
Kingsville Dome	(87,232)	(17,748)
Vasquez	—	(6,600)
Rosita/Rosita South	(12,936)	(88,209)
Los Finados	—	(85,236)
Churchrock	(547,120)	(6,667)
Crownpoint/Section 13 Drilling	(155,964)	(17,805)
Other property	(161,369)	—
Net cash used in investing activities	(1,918,552)	(732,096)

Financing activities:
Payments on borrowings	(15,638)	(23,507)
Issuance of common stock, net	11,490,753	27,345
Net cash provided by financing activities	11,475,115	3,838
Net increase (decrease) in cash and cash equivalents	7,017,109	(4,249,484)
Cash and cash equivalents, beginning of period	2,890,263	15,386,472
Cash and cash equivalents, end of period	$9,907,372	$11,136,988

Non-cash transactions:

Issuance of common stock in settlement of deferred compensation	$—	$697,027
Issuance (forfeiture) of restricted stock to employees	$(16)	$43

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements March 31, 2012 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2011 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2012.

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

Prior to resuming Vasquez production, the Company had been in production stand-by since the first quarter of 1999 at its Kingsville Dome and Rosita projects. Groundwater restoration and reclamation activities have been conducted at these two sites and are currently ongoing at the Kingsville Dome and Vasquez projects.  Groundwater restoration at Rosita project has been completed for the wellfields that have been depleted and are currently under the stabilization and monitoring phase of the restoration process.

3.                                      LIQUIDITY

As of March 31, 2012, the Company had $9.9 million in cash and our cash balance at April 30, 2012 was approximately $7.0 million.  The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2012.

The Company raised $10 million on March 9, 2012 in a private placement with Resource Capital Fund V L.P. (“RCF”). In connection with the transaction we sold 10,259,567 shares of common stock at a price of $0.9747 per share. The capital raise was conducted as a part of an acquisition bid for all of the outstanding shares of Neutron Energy, Inc. See Note 10—“Merger and Financing Agreement with Neutron Energy” for a description of this financing and additional funding commitments made by RCF to the Company.

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”).  The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement. Pursuant to a fee sharing agreement, BTIG will pay a portion of the commissions it receives from the Company in connection with the ATM Sales Agreement to Reedland Capital Partners, an Institutional Division of Financial West Group.  In January 2012, a total of 1,815,073 shares of common stock were sold under this program which raised net proceeds of approximately $1,519,000.  The Company has a total of $12.9 million available for future sales under the ATM Sales Agreement.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company expects that its existing cash, the funding commitments from RCF and funding available under the ATM Sales Agreement will provide it the necessary liquidity for the next twelve months.

4.                                      URANIUM PROPERTIES

Kingsville Dome Project

There was no uranium produced from Kingsville Dome in 2012 or 2011.  The primary activities undertaken at this project in the first quarter of 2012 and 2011 were for restoration, with $265,000 and $240,000 of costs being incurred in each quarter respectively for restoration work at this project.  Total capital expenditures for Kingsville Dome for the first quarter of 2012 was $87,000 and was related to plant construction and land and mineral lease payments. Total capital expenditures for Kingsville Dome for the first quarter of 2011 was $18,000 and was related to land and mineral lease payments.

Rosita

There was no uranium produced from Rosita in 2012 and 2011.  Groundwater restoration for the wellfields that have been depleted has been completed and the wellfields are currently under the stabilization and monitoring phase of the restoration process.  Total capital expenditures for Rosita for the first quarter of 2012 and 2011 was $14,000 and $88,000, respectively, and was related to land and mineral lease payments.

Vasquez Project

Production at the Vasquez project was shut-in during October 2008. The economically recoverable reserves from this project have been mined out.  The primary activities undertaken at this project in the first quarter of 2012 and 2011 were for restoration, with $165,000 and $122,000 in costs being incurred in each quarter respectively for restoration work at this project.  There were no capital expenditures for Vasquez for the first quarter of 2012.Capital expenditures for Vasquez for the first quarter of 2011 were $6,600 and were primarily for land and mineral lease payments.

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

The timing for the Company’s decision to continue exploration under phase three of the program is November 30, 2012.  Investment or drilling in excess of the minimum requirement in any year counts toward the following year’s requirements.  Cameco may elect to fund the entire $1.5 million by moving into Phase III of the program. At March 31, 2012, the Company has incurred and billed approximately $500,000 in costs to Cameco under Phase II of the agreement.

At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves.  The uranium would be processed at URI’s Kingsville Dome or Rosita processing facility, with Cameco’s share of production being processed under a toll processing agreement with URI.

Impairment of Uranium Properties

At March 31, 2012, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value.  A decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $269,000 and $306,000 for the first quarters of 2012 and 2011, respectively.

The impairment provision for the first quarters of 2012 and 2011, respectively were $168,000 and $151,000 related to Kingsville Dome, $87,000 and $67,000 related to Vasquez and $14,000 and $88,000 for Rosita.  The net carrying values of the Kingsville Dome, Rosita and Vasquez projects are approximately $5.0 million, $4.9 million and $445,000 at March 31, 2012.

5.                                      STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock option and restricted stock grants made to employees and directors.

Stock Compensation Expense

Stock compensation expense for the three months March 31, 2012 and 2011 was $193,000 and $374,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

A total of 100,571 shares of restricted stock were granted on March 30, 2012 to the President/CEO.  This grant was made in connection with 2011 performance criteria in accordance with his employment agreement.  The Company recognized stock compensation expense for the restricted share grants of $92,000 in the first quarter of 2012 in connection with this issuance.

A total of 56,700 shares of restricted stock were granted on March 30, 2012 to the four executive officers.  This grant was made in connection with 2011 performance criteria in accordance with the Company’s Long Term Incentive Plan.  The Company recognized stock compensation expense for the restricted share grants of $39,000 in the first quarter of 2012 in connection with this issuance.

A total of 42,553 shares of restricted stock were issued on January 3, 2011 to the President/CEO.  This grant was made in connection with 2011 performance criteria in accordance with his employment agreement.  The Company recognized stock compensation expense for the restricted share grants of $140,000 in the first quarter of 2011 in connection with this issuance.

The total estimated unrecognized compensation cost from the unvested stock options and restricted grants at March 31, 2012 was approximately $440,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

Stock Options for the Three Months Ended March 31, 2012

The following table summarizes stock options outstanding and changes during the three month period ended March 31, 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term —in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2012	2,985,231	$2.59
Granted	—	—
Exercised	—	—
Canceled or forfeited	—	—
Options outstanding at March 31, 2012	2,985,231	$2.59	3.8	$17,000

Options exercisable at March 31, 2012	2,749,397	$2.65	3.4	$7,000

Shares available for grant under the Stock Option Plans as of March 31, 2012 were 2,564,291.

Stock options outstanding and currently exercisable at March 31, 2012 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	1,834,062	2.4	$1.31	1,834,062	$1.31
2004 Stock Incentive Plan	407,418	6.3	3.45	334,085	4.00
2004 Directors’ Plan	743,751	5.9	5.26	581,250	6.12
	2,985,231	3.8	$2.59	2,749,397	$2.65

6.                                       ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended March 31, 2012:

Reserve for future restoration and reclamation costs beginning of period	$4,735,759
Additions and changes in cash flow estimates	214,817
Costs incurred	(430,185)
Accretion expense	23,119
Reserve for future restoration and reclamation costs at end of period	$4,543,510

7.                                      SHAREHOLDERS’ EQUITY

The following table details the changes in shareholders equity for the quarter ended March 31, 2012:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2011	94,005,006	$94,043	$169,904,203	$(146,577,535)	$(9,418)
Net loss	—	—	—	(3,606,470)	—
Stock compensation expense	—	—	192,818	—	—
Common stock issuance	12,074,640	12,074	11,478,679	—	—
Common stock issued for option exercise	—	—	—	—	—
Restricted stock forfeiture	(16,667)	(16)	16	—	—
Balances, March 31, 2012	106,062,979	$106,101	$181,575,716	$(150,184,005)	$(9,418)

See Note 5 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

8.                                      EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 3,974,002 were excluded from the calculation of earning per share because they were anti-dilutive due to our net loss position for the quarter ended March 31, 2012.

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

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in a May 2008 private placement. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At March 31, 2012, the Company’s registration statement was and remains effective.

10.                               MERGER AND FINANCING AGREEMENT WITH NEUTRON ENERGY

In March 2012, the Company executed a merger agreement to acquire 100% of the equity (the “Transaction”) of Neutron Energy, Inc. (“Neutron”). As part of the Transaction, Resource Capital Fund V L.P. (“RCF”) has agreed to provide $20 million in funding to retire the majority of Neutron’s outstanding debt owed to RMB Australia Holdings Limited (“RMB”). The remainder of Neutron debt owed to RMB will be converted into URI common stock, resulting in URI acquiring Neutron on a debt-free basis. The Transaction, which has been unanimously approved by the Boards of Directors of both URI and Neutron, is subject to shareholder approval of each company.

In connection with the Transaction, URI has also entered into an investment agreement with RCF pursuant to which RCF provided $10 million in funding to URI through the purchase of 10.3 million shares of the Company’s common stock. This $10 million capital infusion was completed on March 9, 2012. Upon closing of the Transaction, URI, at its option, can receive an additional $5 million in financing from RCF through the sale of additional shares of the Company’s common stock.

Under the terms of a credit and funding agreement, the Company has agreed to fund the operating and development budgets for Neutron, up to $4.5 million prior to the closing of the Transaction. In connection with the credit and funding agreement, the Company and Neutron entered into a pledge and security agreement pursuant to which the Company has acquired a security interest in all personal property and fixtures of Neutron to secure the loans provided pursuant to the credit and funding Agreement.  Pursuant to an intercreditor agreement among the Company, Neutron, RMB and certain other parties, the Company and RMB have agreed to share (in the event the Transaction is not consummated and the Company’s and RMB’s loans to Neutron are foreclosed) in the collective collateral securing RMB’s existing approximately $28 million loan to Neutron and the Company’s up to $4.5 million loan.   RMB and the Company would share in the proceeds of any foreclosure on a pari passu basis.  The Company has agreed that it may not institute foreclosure proceedings without the consent of RMB until the passage of 180 days.  At March 31, 2012 the Company had provided $917,000 to Neutron under the terms of the credit and funding agreement with such funding recorded as a note receivable. Repayment of the note receivable and accrued interest are due to the Company at the earliest of (i) the closing of the transaction, (ii) the termination of the merger agreement or (iii) October 31, 2012.  Interest on the amount funded accrues at the rate of LIBOR plus 7%.  Through May 10, 2012, the Company had provided a total of $2.4 million in funding under the terms of the credit and funding agreement.

In January and February, 2012, prior to the execution of the merger agreement, the Company purchased certain assets from Neutron for $200,000.

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

Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to the price of uranium; weather conditions; operating conditions at our mining projects; government regulation of the mining industry and the nuclear power industry; the world-wide supply and demand of uranium; availability of capital; timely receipt of mining and other permits from regulatory agencies; and the risks set forth herein and in the Company’s 2011 Annual Report on Form 10-K under the caption “Risk Factors.”

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

Financial Condition and Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Cost of Uranium Sales.  While we had no uranium production in the first quarter of 2012 or 2011, we have maintained stand-by, maintenance and restoration activities at our South Texas projects and as a result have incurred operating costs.  Our cost of uranium sales from the sale of produced uranium in the first quarter of 2012 was $655,000 compared with $760,000 in the same period of 2011.  Total cost of uranium sales includes operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, impairment of uranium properties and exploration costs incurred.

The costs for the first quarter ended March 31, 2012 and 2011 resulted from shut-in costs at our Kingsville Dome, Rosita and Vasquez projects.

Impairment of Uranium Properties.  During the first quarter of 2012 and 2011, we determined the carrying value of our uranium assets were impaired and recorded an impairment provision of approximately $269,000 and $306,000 in 2012 and 2011, respectively.

Accretion and Amortization of Future Restoration Costs.  Accretion and amortization of future restoration costs in the first quarter of 2012 and 2011 was $23,000 and $38,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges and corporate depreciation of $3.0 million and $2.3 million, respectively in the three months ended March 31, 2012 and 2011.

Significant expenditures for general and administrative expenses for the three months ended March 31, 2012 and 2011 were:

	Three Months Ended March 31,
	2012	2011
Stock compensation expense	$193,000	$374,000
Salaries and payroll burden	1,175,000	709,000
Legal, accounting, public company expenses	1,205,000	756,000
Insurance and bank fees	151,000	129,000
Consulting and professional services	125,000	209,000
Office expenses	77,000	51,000
Travel and other expenses	87,000	71,000
Total	$3,013,000	$2,299,000

The non-cash stock compensation expense decrease for the quarter ended March 31, 2012 compared to the same period in 2011 resulted primarily from the amortization of the stock option and restricted stock grants made in December 2011. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility.

Compensation costs increased $466,000 in the first quarter of 2011 over the same quarter in 2011 because of bonuses for executive officers and middle management granted in March 2012 in connection with performance criteria for 2011 and an increase in employee count in 2012 compared to 2011.

The Company’s legal, accounting and public company expenses increased by $449,000 in the first quarter of 2012 compared with 2011. The main increase resulted from legal activities incurred in 2012 related to the merger activity with Neutron Energy, Inc., litigation defense costs incurred in South Texas and permitting/licensing costs related to our New Mexico projects.

Consulting and professional service expenses decreased by $84,000 for the quarter ended March 31, 2012, compared with 2011 as a result of work performed in connection with the preparation of the Company’s New Mexico feasibility studies in 2011, compensation consultant costs incurred in 2011 and costs in South Texas to advance our presence in the local community in 2011.

Net Losses.  For the three months ended March 31, 2012 and 2011, we had net losses of $3.6 million and $3.0 million, respectively.

Cash Flow.  At of March 31, 2012, we had a cash balance of approximately $9.9 million compared with $11.1 million at the same date in 2011.

In the first quarter of 2012, we had cash used in operations of $2.5 million. We used $1,918,000 in investing activities during the first quarter of 2012 which was primarily from a note receivable of $917,000 issued in March 2012 and made additions to our South Texas and New Mexico property, plant and equipment of $965,000 during the quarter.  These expenditures were primarily for land and mineral lease payments and plant construction during the quarter.

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

Liquidity—Cash Sources and Uses for 2012

As of March 31, 2012, the Company had $9.9 million in cash and our cash balance at April 30, 2012 was approximately $7.0 million.  The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2012.

The Company raised $10 million on March 9, 2012 in a private placement with Resource Capital Fund V L.P. (“RCF”). In connection with the transaction we sold 10,259,567 shares of common stock at a price of $0.9747 per share. The capital raise was conducted as a part of an acquisition bid for all of the outstanding shares of Neutron Energy, Inc. See (Note 10—“Merger and Financing Agreement with Neutron Energy”) for a description of this financing and the additional funding commitment from RCF.

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”).  The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement. Pursuant to a fee sharing agreement, BTIG will pay a portion of the commissions it receives from the Company in connection with the ATM Sales Agreement to Reedland Capital Partners, an Institutional Division of Financial West Group.  In January 2012, a total of 1,815,073 shares of common stock were sold under this program which raised net proceeds of approximately $1,491,000.  The Company has a total of $12.9 million available for future sales under the ATM Sales Agreement.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company expects that its existing cash, the additional funding commitment from RCF and funding available under the ATM Sales Agreement will provide it the necessary liquidity for the next twelve months. The Company also expects that it will need to secure between $30 million and $50 million in additional capital for the development of its Churchrock uranium project in New Mexico in 2012.  There can be no assurance that we will be able to raise sufficient funds under the ATM program or the funds necessary to allow the Company to move forward with its future development plans in New Mexico.

Cameco Exploration Agreement

The exploration rights to the Los Finados project were acquired in December 2010. Evaluation of the uranium mineralization of this property began in the second quarter of 2011 and may continue for up to three years. The lease option agreement included a $1 million fee paid at signing. The lease option includes a three phase exploration program which requires a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment. The timing for the Company’s decision to continue exploration under phase three of the program is November 30, 2012.  Investment or drilling in excess of the minimum requirement in any year counts toward the following year’s requirements.

In May 2011, the Company entered into a joint venture agreement with Cameco Resources (“Cameco”) for a three-phase, three-year exploration program on the Los Finados property in Kenedy County, Texas.  The first phase of the drilling program began on June 21, 2011 and was completed by November 30, 2011 at a cost of approximately $1 million. A total of 19 holes totaling 24,560 feet were drilled in the initial phase. Under this agreement Cameco will fund the majority of the exploration costs and can earn up to a 70% interest in the project in consideration for their investment. Upon execution of the exploration agreement, CTI paid the Company $300,000.

In November 2011, the Company and Cameco announced its intent to move forward with Phase II exploration program on Los Finados Project. The second phase of drilling began in December 2011 and is expected to be completed by the end of November 2012. URI has committed an additional $1.5 million in exploration activities during the twelve-month period ended November 30, 2012, in order to maintain the option to lease the property. Under Phase II of the agreement with URI, Cameco will fund $1.0 million toward those exploration activities and will earn an additional 10% interest in Los Finados, raising its interest in the project to 50%. Cameco may elect to fund the entire $1.5 million by moving into Phase III of the program. At March 31 30, 2012, the Company has incurred and billed approximately $500,000 in costs to Cameco under Phase II of the agreement.

At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves.  The uranium would be processed at URI’s Kingsville Dome or Rosita processing facility, with Cameco’s share of production being processed under a toll processing agreement with URI.

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,858,000 were issued at March 31, 2012 and December 31, 2011, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,835,000 were issued for the benefit of the Company at March 31, 2012 and December 31, 2011. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. In September 2010, the Company received notice from the bonding company requesting that the Company either increase the collateral supporting the bonds to 100% of the bond amount by making quarterly payments of $500,000 or cause the release of the bonds by the fourth quarter of 2011. The amount of the collateral exceeds the amount of bonding issued by USF&G by $88,000 at March 31, 2012 and $60,000 at December 31, 2011.  In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K.  We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $52.00 per pound as of May 7, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of March 31, 2012

Management’s Report on Internal Control over Financial Reporting

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

Changes in Internal Controls

During the first three months of 2012 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Endaum Litigation

As previously disclosed, Eastern Navajo Dine Against Uranium Mining (“ENDAUM”) has filed a Complaint for Declaratory and Injunctive Relief and a Motion for Preliminary Injunction against the New Mexico Environment Department (“NMED.  We have intervened.  A hearing on ENDAUM’s motion for summary judgment was held on March 8, 2012. The Court ruled that the summary judgment motion was not ripe for review at this time because no construction or activity had taken place on Section 8 and a hearing on the Motion for Preliminary Injunction scheduled for April 2, 2012 was cancelled based upon this ruling. We are completing briefing on our motion for summary judgment challenging ENDAUM’s standing to bring their case against NMED.  The case is scheduled for trial on June 18, 2012.

Dispute over Kleberg County Settlement Agreement

As previously disclosed, the case proceeded to trial on December 12, 2011, and has encountered multiple delays. The trial is now scheduled to resume on May 14, 2012 and it is anticipated that it will take at least one full week to complete the trial. Despite several attempts to reach an agreement with the County the Company does not believe it is likely that a settlement will occur. The Company continues to defend this matter as baseless and, to support the Company’s claim for declaratory relief and a judgment for attorney’s fees against the County. The Company continues to defend the case vigorously.

Navajo Notice of Violation

On April 5, 2012, Hydro Resources, Inc. (“HRI”), the Company’s wholly-owned subsidiary, received a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the “Order”) from the Navajo Nation Division of Natural Resources.  The Order assessed a $50 civil assessment for alleged trespasses on Section 9, Township 16 North, Range 16 West, N.M.P.M. (“Section 9”), which is land held in trust by the United States for the Navajo Nation (“Trust Lands”).  The Order also asserts that HRI’s Section 8 Churchrock property cannot be reached from State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property.  The Order orders HRI to cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI obtains an appropriate right-of-way from the Navajo Nation, or provides documentation of a validly existing right-of-way or easement.  HRI and the Navajo Nation have entered into a tolling agreement to stay the time for HRI to appeal the Order while negotiations are ongoing.  HRI has initiated negotiations with the Navajo Nation.

ITEM 1A.  RISK FACTORS

No material changes from those risk factors set forth in our Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 9, 2012, the Company sold 10,259,567 shares of common stock to Resource Capital Fund V L.P. (“RCF”) at a price of $0.9747 per share, for total consideration to the Company of $10 million.  The sale was pursuant to the Investment Agreement dated March 1, 2012 by and among the Company, RCF and Neutron Energy, Inc. (“Neutron”).  Up to $4.5 million of the proceeds of the sale will be used to fund the working capital of the Company and Neutron.  The sale was made through an offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) of the Securities Act.  RCF has represented to the Company that RCF is an “accredited investor” as defined in Regulation D under the Securities Act.

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

URANIUM RESOURCES, INC.

Dated: May 10, 2012	By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer

Dated: May 10, 2012	By:	/s/ Thomas H. Ehrlich
Thomas H. Ehrlich
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
2.1	*	Agreement and Plan of Merger, dated as of March 1, 2012, by and among Uranium Resources, Inc., URI Merger Corporation and Neutron Energy, Inc. (filed with the Company’s Form 8-K on March 7, 2012)

3.1	*	Restated Certificate of Incorporation of the Company, dated February 15, 2004 (filed with the Company’s Registration Statement on Form SB-2 dated July 26, 2004, SEC File Number 333-117653).

3.1.1	*

Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed with the Company’s Form 8-K dated April 11, 2006, SEC File Number 000-17171 and as corrected in the Company’s Form 8-K dated December 7, 2007).

3.2	*	Restated Bylaws of the Company (filed with the Company’s Form 10-K on March 10, 2010).

4.1	*	Stockholders’ Agreement, dated as of March 1, 2012, by and between Uranium Resources, Inc. and Resource Capital Fund V L.P. (filed with the Company’s Form 8-K on March 7, 2012)

4.2	*	Form of Warrant to Purchase Common Stock (filed with the Company’s Form 8-K on May 19, 2008).

4.3	*	Registration Rights Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and Resource Capital Fund V L.P. (filed with the Company’s Form 8-K on March 7, 2012)

10.3	*	Amended and restated 1995 Stock Incentive Plan (filed with the Company’s Form SB-2 Registration No. 333-117653 on July 26, 2005).

10.7	*

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

Shareholder Voting Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and certain specified shareholders of Neutron Energy, Inc. (filed with the Company’s Form 8-K on March 7, 2012)

10.17	*

Release Agreement, dated as of March 1, 2012, by and between Kelsey Boltz, Gary Huber, James Graham, Edward Topham, John K. Campbell, Jerry Nelson, Henry G. Grundstedt, and Carolyn C. Loder , Neutron Energy, Inc. and Uranium Resources, Inc. (filed with the Company’s Form 8-K on March 7, 2012)

10.18	*	Settlement Agreement, dated as of March 1, 2012, by and among Nuclear Fuel Cycle Consulting, LLC, Neutron Energy, Inc. and Uranium Resources, Inc. (filed with the Company’s Form 8-K on March 7, 2012)

10.19	*	Investment Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc., Neutron Energy, Inc. and Resource Capital Fund V L.P. (filed with the Company’s Form 8-K on March 7, 2012)

10.20	*	Credit and Funding Agreement, dated as of March 1, 2012, by and among Neutron Energy, Inc., Cibola Resources LLC and Uranium Resources, Inc. (filed with the Company’s Form 8-K on March 7, 2012)

10.21	*	Pledge and Security Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and Neutron Energy, Inc. (filed with the Company’s Form 8-K on March 7, 2012)

10.22	*

Forbearance and Debt Conversion Agreement, dated as of March 1, 2012, by and among RMB Australia Holdings, Ltd., RMB Resources, Inc., Uranium Resources, Inc., Neutron Energy, Inc. and Cibola Resources, LLC. (filed with the Company’s Form 8-K on March 7, 2012)

10.23

Intercreditor Agreement, dated as of March 1, 2012, by and among RMB Australia Holdings, Ltd., Uranium Resources, Inc., Neutron Energy, Inc., Cibola Resources, LLC and RMB Resources, Inc. (filed with the Company’s Form 8-K on March 7, 2012)

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

10.43.1	*	Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan dated April 1, 2010 (filed with the Company’s Form 10-Q dated August 9, 2010, SEC File No. 000-17171).

10.44	*	Uranium Resources, Inc. 2007 Restricted Stock Plan (filed with the Company’s Form 10-Q dated May 10,2007, SEC File No. 000-17171)

10.46	*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (Filed with the Company’s Form 8-K dated September 4, 2009, SEC File No. 001-33404).

Exhibit Number		Description

10.47	*	Consulting Services Agreement with RMG Consulting, LLC dated October 1, 2010 (Filed with the Company’s Form 8-K dated October 4, 2010, SEC File No. 001-33404).

10.48	*

Uranium Mining Lease option Agreement dated December 1, 2010 between URI, Inc. and The John G. and Marie Stella Kenedy Memorial Foundation (filed with the Company’s Form 10-K dated March 30, 2011, SEC File No. 001-33404).

10.49	*	Exploration Agreement dated May 10, 2011 between URI, Inc. and Cameco Texas, Inc. (filed with the Company’s Form 8-K dated May 13, 2011, SEC File No. 001-33404).

10.50	*	At-The-Market Sales Agreement, dated October 28, 2011, between Uranium Resources, Inc. and BTIG, LLC. (filed with the Company’s Form 8-K dated October 31, 2011, SEC File No. 001-33404)

21		Subsidiaries of the Registrant

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the quarterly report on Form 10-Q of Uranium Resources, Inc. for the quarter ended March 31, 2012, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*  Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.