Form 10-Q/A
period 2012-03-31
URANIUM RESOURCES INC /DE/
filed 2012-07-02
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

EXPLANATORY NOTE

This is Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (“Amendment No.1”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 10, 2012 (the “Original 10-Q”).  On June 29, 2012, our Form S-4 Registration Statement (“Form S-4”) relating to our proposed merger with Neutron Energy, Inc. was declared effective by the SEC.  This Amendment No. 1 is filed in order to update Part II - Item 1 (Legal Proceedings), Part II - Item 1A (Risk Factors), and the Liquidity section of Part I - Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in order to conform those sections to the disclosures made in our Form S-4.  Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring subsequent to May 10, 2012, the filing date of the Original 10-Q.

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

Compensation costs increased $466,000 in the first quarter of 2012 over the same quarter in 2011 because of bonuses for executive officers and middle management granted in March 2012 in connection with performance criteria for 2011 and an increase in employee count in 2012 compared to 2011.

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

Liquidity—Cash Sources and Uses for 2012

As of March 31, 2012, the Company had $9.9 million in cash and our cash balance at May 31, 2012 was approximately $5.0 million.  The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2012.

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

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”).  The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement. Pursuant to a fee sharing agreement, BTIG will pay a portion of the commissions it receives from the Company in connection with the ATM Sales Agreement to Reedland Capital Partners, an Institutional Division of Financial West Group.  In January 2012, a total of 1,815,073 shares of common stock were sold under this program which raised net proceeds of approximately $1,491,000.  The Company has a total of $12.9 million in share value available for future sales under the ATM Sales Agreement.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company expects that its existing cash, the additional funding commitment from RCF and funding available under the ATM Sales Agreement will provide it the necessary liquidity for the next twelve months. In order to make use of its ATM Sales Agreement prior to the closing of the merger with Neutron Energy, Inc., the Company will require the consent of Neutron Energy, RCF and RMB Australia Holdings Limited. The Company also expects that it will need to secure between $30 million and $50 million in additional capital for the development of its Churchrock uranium project in New Mexico in 2012.  There can be no assurance that we will be able to raise sufficient funds under the ATM program or the funds necessary to allow the Company to move forward with its future development plans in New Mexico.

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

Dispute over Kleberg County Settlement Agreement

On September 28, 2007, the Company filed suit against the County in the 105th Judicial District Court, Kleberg County, Texas for declaratory relief interpreting the December 2004 Settlement Agreement between Kleberg County and the Company as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome Production Areas 1 and 2 and for recovery of the Company’s legal fees and costs of the suit.  The County filed a counterclaim alleging the Company had breached the terms of the December 2004 Settlement Agreement and asked for a Declaratory Judgment and injunctive relief ordering the Company to cure various alleged breaches of that agreement and asked that the County be awarded its legal fees and costs of suit.

Trial to the bench commenced on December 12, 2011, and continued through December 16, 2011 at which time the trial was recessed. After multiple delays, the trial resumed on February 12, 2012 and continued through February 23, 2012.  The trial resumed on May 14, 2012 and closed on May 18, 2012 with the court rendering a ruling from the bench on that date.  The court found that:

•                  The Company had not breached the agreement and  had fulfilled the terms of the most highly disputed portion of the agreement which allowed the Company, upon compliance with its terms, to recommence mining in Kingsville Dome Production Area 3;

•                  The Company had the right to and should be allowed to mine in the Kingsville Dome;

•                  The Company must continue to restore Well I-11, until it has been returned to its previous use, which is suitable for irrigation purposes; and

•                  Each side should bear its costs and attorneys’ fees.

The Court requested that each side submit a proposed final judgment reflecting the Court’s ruling.  The Company submitted its proposed judgment on May 25, 2012, and the County has submitted a proposed judgment and a request for the Court to reconsider its ruling regarding attorneys’ fees.  If the court does not enter an order for at least partial attorneys’ fees for the County and does not reverse its ruling with regard to the resumption of mining in the Kingsville Dome, the Company expects that the County will appeal the court’s judgment.  The Company has continued to offer to discuss a resolution of this matter as long as the resolution includes termination of the December 2004 Settlement Agreement and the end of this litigation. If the County decides to appeal, the Company believes it also has appealable issues to present.  The Company would request its attorneys’ fees and costs on appeal.

Navajo Notice of Violation

On April 5, 2012, Hydro Resources, Inc. (“HRI”), the Company’s wholly-owned subsidiary, received a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the “Order”) from the Navajo Nation Division of Natural Resources.  The Order assessed a $50 civil assessment for alleged trespasses on Section 9, Township 16 North, Range 16 West, N.M.P.M. (“Section 9”), which is land held in trust by the United States for the Navajo Nation (“Trust Lands”).  The Order also asserts that HRI’s Section 8 Churchrock property cannot be reached from State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property.  The Order orders HRI to cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI obtains an appropriate right-of-way from the Navajo Nation, or provides documentation of a validly existing right-of-way or easement.  On April 18, 2012, HRI and the Navajo Nation entered into a tolling agreement to stay the time for HRI to appeal the Order while negotiations were ongoing. On May 11, 2012, the Navajo Nation terminated the tolling agreement in accordance with its terms.  On May 24, 2012, HRI filed a notice of appeal with the Navajo Nation Office of Hearings and Appeals Division of Natural Resources.  The appeal is pending.  The Company continues to attempt to have a dialogue with the Navajo Nation.  If the Order is not lifted or vacated, the Company’s development plan could be materially adversely affected.

ITEM 1A.  RISK FACTORS

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

General Risks and Uncertainties

Operations History—Planned Production Startup

In New Mexico, the Company completed a technical report on its Churchrock Section 8 project which was subjected to a peer review by an independent engineering firm in order to validate the economic determinations and engineering plans. The feasibility study completed by the engineering firm is currently under review by the Company.  The Company’s ability to begin plant construction and wellfield development in New Mexico in 2012 with production following in 2013 is subject to receipt of necessary approvals for access to the property (See “Item 2.—Properties—New Mexico—Churchrock/Mancos” in the Company’s 2011 Annual Report on Form 10-K), availability of financing and activation of the Company’s permits and licenses.

In South Texas, our Vasquez project was mined out in 2008 and is now being restored. In October 2008, Rosita production was shut-in due to depressed pricing and technical challenges in the first new wellfield that made mining uneconomical. The decline in uranium prices throughout 2008 also led to a decision in October 2008 to defer new wellfield development at Rosita and Kingsville Dome. Production continued in two existing wellfields at Kingsville Dome and was completed in July 2009. While the Company has approximately 664,000 pounds of in-place uranium mineralized material at its South Texas properties, the Company is not planning to commence production at any of these properties until the Company is able to acquire additional reserves and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year.

We are not producing uranium at this time. As a result, we currently have no sources of operating cash. If we cannot monetize certain existing company assets, partner with another company that has cash resources, find other means of generating revenue other than uranium production and/or have the ability to access additional sources of private or public capital, we may not be able to remain in business.

While the Company has approximately 664,000 pounds of in-place uranium mineralized material at its South Texas properties, the Company is not planning to commence production at any of these properties until the Company is able to acquire additional reserves and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year. The Company’s ability to begin plant construction and wellfield development in New Mexico in 2012 with production following in 2013 is subject to the receipt of necessary approvals for access to the property (See “Item 2.—Properties—New Mexico—Churchrock/Mancos” in the Company’s 2011 Annual Report on Form 10-K), availability of financing and activation of our permits and licenses. In order to stay on schedule for production from Churchrock Section 8 by the fourth quarter of 2013, the Company believes it will need to have begun construction and development activities by the end of the third quarter of 2012.  Our ability to meet our construction and development schedule is dependent on resolution of access issues relating to Churchrock Section 8 (See “—The Navajo Nation’s ban on uranium mining in Indian Country and opposition to the transportation of radioactive substances over and across Navajo Nation lands may have a material adverse effect on the Company’s future operations”).  Until we begin uranium production we have no way to generate cash inflows unless we monetize certain Company assets or through financing activities. In addition, our Vasquez project has been depleted of its economically recoverable reserves and our Rosita and

Kingsville Dome projects have limited identified economically recoverable reserves. Our future uranium production, cash flow and income are dependent upon the results of exploration as well as our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that ours properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves.

We will require additional financing in order to complete our plan of operations, whether the merger with Neutron Energy, Inc. (“Neutron”) is consummated or not. We may not be able to obtain all of the financing we require. Our ability to obtain additional financing is subject to a number of factors, including the market price of uranium, market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. The detrimental effects of the weak economy and cessation of production could result in material adverse effects on our business, revenues, operating results and prospects.

Because we are not currently producing uranium, we have limited liquidity.

We had $2.9 million in cash at December 31, 2011 and $5.0 million at May 31, 2012. On March 9, 2012, under the terms of the Investment Agreement with RCF, we completed a $10 million sale of our common stock to RCF at a price of $0.9747 per share. The Company currently has two available commitments to raise capital in the equity markets.  It has an At-The Market financing arrangement with BTIG LLC for an additional $13 million, and, provided that the merger with Neutron is completed, it has up to an additional $5 million commitment from RCF under the terms of the Investment Agreement. In order to make use of its At-The-Market financing arrangement prior to the closing of the merger, the Company will require the consent of Neutron, RCF and RMB Australia Holdings Limited. While the Company believes that its cash on hand and these financing sources will be sufficient to meet its liquidity requirements for the next 12 months, certain amounts of these financings will be dependent upon the Company’s share price, market conditions and continued listing on the NASDAQ Capital Market, and there can be no assurance that such activities will result in the ability to raise the entire amount. In addition, if the merger is consummated, the Company may require additional funding in order to integrate Neutron and cover Neutron’s cash requirements.  We do project that with the cash on hand at May 31, 2012 and these financing sources that we will be able to maintain our liquidity into 2013. At such time, additional sources of cash may be required to further maintain our liquidity.

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

Our common stock is subject to delisting, and we may not be able to maintain our listing on the NASDAQ Capital Market.

The Company’s common stock is currently traded on the NASDAQ Capital Market.  On January 17, 2012, we received notice from NASDAQ that we had failed to maintain compliance with the $1.00 per share minimum bid price for 30 consecutive business days. The Company has been provided a “compliance period” of 180 calendar days to regain compliance with the applicable NASDAQ requirements. We will regain compliance with the minimum bid requirement if at any time before July 16, 2012, the bid price for our common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days. In the event that the Company does not regain compliance with the minimum bid price rule by July 16, 2012, NASDAQ may provide the Company with an additional 180 day compliance period.  If the Company does not receive the additional 180 day compliance period, or does receive the additional 180 day compliance period, but fails to regain compliance by the end of such period, NASDAQ will provide us with written notification that our common stock is subject to delisting from the NASDAQ Capital Market. The Company may appeal NASDAQ’s determination to delist its common stock at that time.  If our common stock is delisted from NASDAQ, a reliable trading market for the Company’s securities could cease to exist, the market price of our common stock could be negatively impacted, we could face difficulty raising additional capital and if Neutron, RCF and RMB do not waive the applicable closing condition, the Company will not be able to complete the merger with Neutron.  In addition, there may be negative tax consequences if our common stock is delisted from NASDAQ and a reliable trading market is not found.

Exploration and development of uranium properties are risky and subject to great uncertainties.

The exploration for and development of uranium deposits involve significant risks. It is impossible to ensure that the current and future exploration programs on our existing properties will establish reserves. Whether a uranium ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; availability of labor, labor costs and possible labor strikes; availability of drilling rigs, and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. Most exploration projects do not result in the discovery of commercially mineable deposits of uranium and there can be no assurance that any of our exploration stage properties will be commercially mineable or can be brought into production.

The developments at the Fukushima Daiichi Nuclear Power Plant in Japan continue to have a negative impact on the uranium markets and public acceptance of nuclear energy is uncertain.

The developments at the Fukushima Daiichi Nuclear Power Plant following the earthquake and tsunami that struck parts of Japan in March 2011 created heightened concerns regarding the safety of nuclear power plants and the ability to safeguard the material used to fuel nuclear power plants. The impact on the perception of the safety of nuclear power resulting from this event may cause increased volatility of uranium prices in the near to mid-term as well as uncertainty involving the continued use and expansion of nuclear power in certain countries. A reduction in the current or the future generation of electricity from nuclear power could result in a reduced requirement for uranium to fuel nuclear power plants which may negatively impact the Company in the future.

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

The only significant market for uranium is nuclear power plants world-wide, and there are a limited number of customers.

We are dependent on a limited number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of newly produced uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

The price of alternative energy sources affects the demand for and price of uranium.

The attractiveness of uranium as an alternative fuel to generate electricity may to some degree be dependent on the relative prices of oil, gas, coal, and hydro-electricity and the possibility of developing other low-cost sources of energy. If the prices of alternative energy sources decrease or new low-cost alternative energy sources are developed, the demand for uranium could decrease, which may result in a decrease in the price of uranium.

We may not be able to mine a substantial portion of our uranium in New Mexico until a mill is built in New Mexico.

A substantial portion of our uranium in New Mexico lends itself most readily to conventional mining methods and may not be able to be mined unless a mill is built in New Mexico. We have has no immediate plans to build, nor are we aware of any third party’s plan to build, a mill in New Mexico and there can be no guarantee that a mill will be built. In the event that a mill is not built, a substantial portion of our uranium may not be able to be mined. Our inability to mine all or a portion of our uranium in New Mexico would have a material adverse effect on future operations.

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

The Navajo Nation’s ban on uranium mining in Indian Country and opposition to the transportation of radioactive substances over and across Navajo Nation lands may have a material adverse effect on our future operations.

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

In February 2012, the Navajo Nation Council passed The Radioactive and Related Substances, Equipment, Vehicles, Persons and Materials Transportation Act of 2012 which would prohibit the transport across Navajo Nation lands of any equipment, vehicles, persons or materials for the purposes of exploring for or mining, producing, processing or milling any uranium ore, yellowcake, radioactive waste or other radioactive products on or under the surface of or adjacent to Navajo Nation lands unless the transporter has first (i) obtained Navajo Nation consent and a federal grant of easement, (ii) consented to full subject matter and personal jurisdiction of the Navajo Nation, and (iii) agreed to terms and conditions regarding clean-up and remediation. The Act would also require the Navajo Nation Environmental Protection Agency (“NNEPA”) to promulgate regulations implementing notice requirements, license fees, bonding requirements, route restrictions and curfews for the transportation of radioactive substances over and across Navajo Nation lands or otherwise within Navajo Indian Country. The Company believes that certain provisions of the Act may not be enforceable. If the Act is enforceable, it could have a material adverse effect on our future operations, including our ability to transport equipment and personnel to and from our properties and to transport resin from New Mexico to our processing facilities in Texas.

In April 2012, the Company’s subsidiary Hydro Resources, Inc. (“HRI”) received a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the “Order”) which, among other things, ordered HRI to cease entering upon and crossing the adjacent Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI obtains an appropriate right-of-way from the Navajo Nation, or provides documentation of a validly existing right-of-way or easement.  On April 18, 2012, HRI and the Navajo Nation entered into a tolling agreement to stay the time for HRI to appeal the Order while negotiations were ongoing. On May 11, 2012, the Navajo Nation terminated the tolling agreement in accordance with its terms.  On May 24, 2012, HRI filed a notice of appeal with the Navajo Nation Office of Hearings and Appeals Division of Natural Resources.  The appeal is pending.  The Company continues to attempt to have a dialogue with the Navajo Nation.  If the Order is not lifted or vacated, the Company’s development plan could be materially adversely affected.

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

We are required to comply with the Atomic Energy Act, as amended by UMTRCA, by applying for and maintaining an operating license from the NRC and the state of Texas. Uranium operations must conform to the terms of such licenses, which include provisions for protection of human health and the environment from endangerment due to radioactive materials. The licenses encompass protective measures consistent with the Clean Air Act and the Clean Water Act. We intend to utilize specific employees and consultants in order to comply with and maintain our compliance with the above laws and regulations. Mining operations may be subject to other laws administered by the USEPA and other agencies.

The uranium industry is subject not only to the worker health and safety and environmental risks associated with all mining businesses, but also to additional risks uniquely associated with uranium mining and milling. The possibility of more stringent regulations exists in the areas of worker health and safety, storage of hazardous materials, standards for heavy equipment used in mining or milling, the disposition of wastes, the decommissioning and reclamation of exploration, mining and ISR sites, climate change and other environmental matters, each of which could have a material adverse effect on the cost or the viability of a particular project.

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

Although we carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards against which it cannot insure or against which it may elect not to insure because of cost or other business reasons. In addition, the insurance industry is undergoing change and premiums are being increased. If we are unable to procure adequate insurance because of cost, unavailability or otherwise, we might be forced to cease operations.

Our inability to obtain financial surety would threaten our ability to continue in business.

Future financial surety requirements to comply with federal and state environmental and remediation requirements and to secure necessary licenses and approvals will increase significantly as future development and production occurs at certain of our sites in Texas and New Mexico. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the financial surety instruments will require us to provide cash collateral equal to the face amount of the bond to secure the obligation. In the event we are not able to raise, secure or generate sufficient funds necessary to satisfy these requirements, we will be unable to develop our sites and bring them into production, which inability will have a material adverse impact on our business and may negatively affect our ability to continue to operate.

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

Because we have limited capital, inherent mining risks pose a significant threat to us compared with their larger competitors.

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

Our business and mineral exploration programs depend upon our ability to employ the services of geologists, engineers and other experts. In operating our business and in order to continue our programs, we compete for the services of professionals with other mineral exploration companies and businesses. In addition, several entities have expressed an interest in hiring certain of our employees. Our ability to maintain and expand our business and continue ours exploration programs may be impaired if we are unable to continue to employ or engage those parties currently providing services and expertise to us or identify and engage other qualified personnel to do so in their place. To retain key employees, we may face increased compensation costs, including potential new stock incentive grants and there can be no assurance that the incentive measures we implement will be successful in helping us retain its key personnel.

Approximately 24.6% of our common stock is controlled by three significant stockholders and management.

As of June 15, 2012, approximately 20.2% of our common stock is controlled by three significant stockholders, including approximately 9.6% controlled by RCF. In addition, as of June 15, 2012, our directors and officers are the beneficial owners of approximately 4.3% of our common stock. This includes, with respect to both groups, shares that may be purchased upon the exercise of outstanding options.  If the merger with Neutron closes, RCF will own an additional 24.6 million shares of our common stock (not including our right to sell an additional $5 million of our common stock to RCF under the terms of the Investment Agreement).  In connection with the execution of the Investment Agreement, the Company entered into a Stockholders’ Agreement with RCF. Under the Stockholders’ Agreement, RCF was entitled to have one designee placed in nomination for a seat on the Company’s Board of Directors at the 2012 annual meeting, and RCF was granted the right to participate in future equity offerings by the Company in proportion to its percentage ownership of the outstanding shares of the Company’s common stock.  Such ownership by the Company’s principal stockholders, executive officers and directors, and the terms of the Stockholders’ Agreement, may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price of our common stock.

As of June 15, 2012, 106,420,250 shares of our common stock were outstanding, all of which, except for the approximately 10.3 million shares owned by RCF, are freely transferable.  In connection with the execution of the Investment Agreement, the Company and RCF entered into a registration rights agreement whereby RCF is granted certain registration rights with respect to the shares of the Company’s common stock issued under the Investment Agreement.  The registration rights agreement obligates the Company to file a registration statement immediately following the consummation of the merger with Neutron to enable RCF to sell its common stock in a continuous offering under Rule 415 of the Securities Act.  As of June 15, 2012, approximately 3.97 million shares of our common stock were reserved for issuance upon the exercise of outstanding options and warrants. The availability for sale of a large amount of shares by any one or several stockholders may depress the market price of our common stock and impair our ability to raise additional capital through the public sale of common stock. We have no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our common stock of the sale by them of their shares.

Terms of subsequent financings may adversely impact our stockholders.

In order to finance our future production plans and working capital needs, we may have to raise funds through the issuance of equity or debt securities. We currently have no authorized preferred stock. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. For example, if we have to issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

Our stockholders could be diluted if we were to use common stock to raise capital.

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

Risks Relating to the Company’s proposed merger with Neutron

The benefits of integrating the companies may not be realized.

To be successful after the merger, the Company will need to combine and integrate the operations of the Company and Neutron into one company. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If we cannot integrate our and Neutron’s businesses successfully, we may fail to realize the expected benefits of the merger.

Failure to complete the merger or delays in completing the merger could negatively affect the Company’s stock price and future businesses and operations.

If the merger is not completed for any reason, the Company may be subject to a number of risks, including the following:

•               we will not realize the benefits expected from the merger, including a potentially enhanced financial and competitive position;

•               the current market price of the Company’s common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception by the stock market of the Company and a resulting decline in the market price of our common stock;

•               certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed; and

•               there may be substantial disruption to the Company’s business and distraction of the Company’s management and employees from day-to-day operations because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to the Company.

Delays in completing the merger could exacerbate uncertainties concerning the effect of the merger, which may have an adverse effect on the business following the merger and could defer or detract from the realization of the benefits expected to result from the merger.

Ownership by our stockholders will be diluted by the merger and the issuance of shares of our common stock in connection with the merger.

The merger and the issuance of shares of our common stock in connection with the merger will dilute the ownership position of our current stockholders. Under the terms of the transaction agreements with Neutron, RCF and RMB Australia Holdings Limited (“RMB”), approximately 37 million shares of our common stock will be issued in connection with the merger. The shares of our common stock to be issued will be distributed as follows: approximately 24.6 million shares to RCF; approximately 8.4 million shares to RMB; approximately 3.8 million shares to be distributed to current stockholders of Neutron; and approximately 0.2 million shares will be issued to Roth to satisfy certain obligations of Neutron.

If the merger does not occur, the Company will still have a loan outstanding to Neutron, who will have limited ability to repay.

In connection with the execution of the merger agreement, on March 1, 2012, the Company, Neutron and Cibola Resources LLC entered into a Credit and Funding Agreement.  Under the Credit and Funding Agreement, during the period from March 1, 2012 until the effective time of the Merger, the Company has agreed to loan to Neutron up to $4.5 million to fund Neutron’s working capital needs during that period, including its transaction costs for the Merger.  The loans are secured by a security interest in substantially all of Neutron’s real and personal property, to be shared by RMB and the Company on a pari passu basis in the event that the merger is not consummated and RMB and the Company foreclose on the collateral.

If the Company fails to implement an effective system of internal controls with respect to Neutron after the merger, it may not be able to accurately report its financial results or prevent fraud and, as a result, its business could be harmed and current and potential stockholders could lose confidence in the Company, which could cause the Company’s value to fall.

If the Company is not able to establish and maintain effective internal controls with respect to Neutron in a timely manner following the merger or with adequate compliance, it may not be able to accurately report the financial results of the combined company or prevent fraud and might be subject to sanctions or investigation by, among others, the NASDAQ Capital Market. Any such action could harm its business or investors’ confidence in the Company, and could cause its stock price to fall.

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

URANIUM RESOURCES, INC.

Dated: July 2, 2012	By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer

Dated: July 2, 2012	By:	/s/ Thomas H. Ehrlich
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

10.49	*	Exploration Agreement dated May 10, 2011 between URI, Inc. and Cameco Texas, Inc. (filed with the Company’s Form 8-K dated May 13, 2011, SEC File No. 001-33404).

10.50	*	At-The-Market Sales Agreement, dated October 28, 2011, between Uranium Resources, Inc. and BTIG, LLC. (filed with the Company’s Form 8-K dated October 31, 2011, SEC File No. 001-33404)

21	**	Subsidiaries of the Registrant

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**

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

** Filed or furnished as Exhibit to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012.