Form 10-Q
period 2012-06-30
URANIUM RESOURCES INC /DE/
filed 2012-08-09
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	109,081,588 as of August 3, 2012

URANIUM RESOURCES, INC.

2012 SECOND QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$2,824,375	$2,890,263
Receivables, net	206,690	123,336
Notes receivable (Note 10)	3,156,765	—
Prepaid and other current assets	119,267	165,509
Total current assets	6,307,097	3,179,108

Property, plant and equipment, at cost:
Uranium properties	85,662,769	82,768,867
Other property, plant and equipment	1,030,043	868,454
Less-accumulated depreciation, depletion and impairment	(65,053,086)	(64,791,294)
Net property, plant and equipment	21,639,726	18,846,027

Long-term investment:
Certificates of deposit, restricted	9,426,509	9,379,794
	$37,373,332	$31,404,929

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	June 30, 2012	December 31, 2011
Current liabilities:
Accounts payable	$2,793,107	$1,148,812
Current portion of asset retirement obligations	1,294,910	1,227,125
Royalties and commissions payable	665,745	665,745
Accrued interest and other accrued liabilities	401,931	374,088
Current portion of capital leases	77,144	65,161
Total current liabilities	5,232,837	3,480,931

Asset retirement obligations	3,265,182	3,508,634
Other long-term deferred credits	500,000	500,000
Long term capital leases, less current portion	35,317	54,071
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2012—106,420,250; 2011—94,005,006	106,458	94,043
Paid-in capital	181,637,640	169,904,203
Accumulated deficit	(153,844,684)	(146,577,535)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	27,889,996	23,411,293
	$37,373,332	$31,404,929

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Uranium sales	$—	$—	$—	$—
Total revenue	—	—	—	—
Costs and expenses:
Cost of uranium sales
Operating expenses	923,429	213,960	1,143,837	365,109
Accretion/amortization of asset retirement obligations	23,624	30,820	46,743	69,019
Depreciation and depletion	110,996	158,453	227,318	331,182
Impairment of uranium properties	482,849	282,184	751,772	588,098
Exploration expenses	30,744	16,789	57,459	108,687
Total cost of uranium sales	1,571,642	702,206	2,227,129	1,462,095
Loss from operations before corporate expenses	(1,571,642)	(702,206)	(2,227,129)	(1,462,095)

Corporate expenses—
General and administrative	2,183,553	1,968,427	5,196,689	4,267,418
Depreciation	31,956	33,787	63,840	68,666
Total corporate expenses	2,215,509	2,002,214	5,260,529	4,336,084
Loss from operations	(3,787,151)	(2,704,420)	(7,487,658)	(5,798,179)

Other income (expense):
Interest expense	(3,121)	(4,985)	(6,668)	(10,605)
Interest and other income, net	129,593	16,724	227,177	89,610

Net loss	$(3,660,679)	$(2,692,681)	$(7,267,149)	$(5,719,174)

Net loss per common share:
Basic	$(0.03)	$(0.03)	$(0.07)	$(0.06)
Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.06)

Weighted average common shares and common equivalent shares per share data:
Basic	106,260,110	93,429,103	102,153,503	93,346,428
Diluted	106,260,110	93,429,103	102,153,503	93,346,428

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(7,267,149)	$(5,719,174)
Reconciliation of net loss to cash used in by operations—
Accretion/amortization of asset retirement obligations	46,743	69,019
Depreciation and depletion	291,158	399,848
Impairment of uranium properties	751,772	588,098
Decrease in restoration and reclamation accrual	(879,269)	(752,961)
Stock compensation expense	311,797	579,502
Other non-cash items, net	609	2,288

Effect of changes in operating working capital items—
Increase in receivables	(83,354)	(90,134)
Increase in prepaid and other current assets	46,242	17,394
(Increase) decrease in payables, accrued liabilities and deferred credits	1,672,138	(1,185,614)
Net cash used in operations	(5,109,313)	(6,091,734)

Investing activities:
Increase in certificates of deposit, restricted	(46,715)	(1,018,354)
Increase in notes receivable — Neutron credit and financing agreement (Note 10)	(3,156,765)	—
Additions to property, plant and equipment—
Kingsville Dome	(537,187)	(73,913)
Vasquez	(10,045)	(15,100)
Rosita/Rosita South	(29,943)	(92,080)
Los Finados	(5,950)	(88,237)
Churchrock	(2,016,662)	(9,899)
Crownpoint/Section 13	(197,042)	—
Other property	(358,619)	(28,812)
Proceeds from joint venture agreement	—	300,000
Net cash used in investing activities	(6,358,928)	(1,026,395)

Financing activities:
Payments on borrowings	(31,702)	(45,984)
Issuance of common stock, net	11,434,055	21,345
Net cash provided by (used in) financing activities	11,402,353	(24,639)
Net decrease in cash and cash equivalents	(65,888)	(7,142,768)
Cash and cash equivalents, beginning of period	2,890,263	15,386,472
Cash and cash equivalents, end of period	$2,824,375	$8,243,704

Non-cash transactions:

Issuance of common stock in settlement of deferred compensation	$—	$697,027
Issuance (forfeiture) of restricted stock to employees and directors	$341	$176
Capital lease obligations	$24,931	$—

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements June 30, 2012 (Unaudited)

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2011 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

3.                                      LIQUIDITY

As of June 30, 2012, the Company had $2.8 million in cash and our cash balance at August 3, 2012 was approximately $2.0 million.  The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2012.

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

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”).  The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement. Pursuant to a fee sharing agreement, BTIG will pay a portion of the commissions it receives from the Company in connection with the ATM Sales Agreement to Reedland Capital Partners, an Institutional Division of Financial West Group.  In January 2012, a total of 1,815,073 shares of common stock were sold under this program which raised net proceeds of approximately $1,519,000.  At June 30, 2012 the Company had a total of $12.9 million in share value available for future sales under the ATM Sales Agreement.  In July 2012, the Company sold an additional 2.66 million shares under the ATM program raising net proceeds of $1.455 million.  At August 3, 2012 the Company had a total of $11.4 million in share value available for future sales under the ATM Sales Agreement.

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

4.                                      URANIUM PROPERTIES

Kingsville Dome Project

There was no uranium produced from Kingsville Dome in 2012 or 2011.  The primary activities undertaken at this project in the first six months of 2012 and 2011 were for restoration, with $535,000 and $476,000 of costs being incurred in the first six months of 2012 and 2011, respectively, for restoration work at this project.  Total capital expenditures for Kingsville Dome for the first six months of 2012 was $537,000 and was related to plant construction and land and mineral lease payments. Total capital expenditures for Kingsville Dome for the first six months of 2011 were $74,000 and were related to land and mineral lease payments.

Rosita

There was no uranium produced from Rosita in 2012 and 2011.  Groundwater restoration for the wellfields that have been depleted has been completed and these wellfields are currently under the stabilization and monitoring phase of the restoration process.  Total capital expenditures for Rosita for the first six months of 2012 and 2011 were $30,000 and $92,000, respectively, and were related to land and mineral lease payments.

Vasquez Project

Production at the Vasquez project was shut down during October 2008. The economically recoverable reserves from this project have been mined out.  The primary activities undertaken at this project in the first six months of 2012 and 2011 were for restoration, with $344,000 and $277,000 in costs being incurred in the first six months of 2012 and 2011 respectively.  Capital expenditures for Vasquez for the first six months of 2012 and 2011 were $10,000 and $15,000, respectively, and were primarily for land and mineral lease payments.

Los Finados Project

The exploration rights to the Los Finados project were acquired in December 2010. Evaluation of the uranium mineralization under Phase I of the exploration program of this property began in the second quarter of 2011 and may continue for up to three years.

In November 2011, the Company and Cameco announced their intent to move forward with Phase II of the exploration program on the Los Finados Project. The second phase of drilling began in December 2011 and is expected to be completed by the end of November 2012. URI has committed an additional $1.5 million in exploration activities during the twelve-month period ended November 30, 2012, in order to maintain the option to lease the property. Under Phase II of the agreement with URI, Cameco will fund $1.0 million toward those exploration activities and will earn an additional 10% interest in Los Finados, raising its interest in the project to 50%.

The timing for the Company’s decision to continue exploration under Phase III of the program is November 30, 2012.  Investment or drilling in excess of the minimum requirement in any year counts toward the following year’s requirements.  Cameco may elect to fund the entire $1.5 million by moving into Phase III of the program. At June 30, 2012, the Company has incurred and billed approximately $941,000 in costs to Cameco under Phase II of the agreement.

At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves.  The uranium would be processed at URI’s Kingsville Dome or Rosita processing facility, with Cameco’s share of production being processed under a toll processing agreement with URI.

Capital expenditures for the first six months of 2012 totaled approximately $6,000 and were related to land acquisition and depreciable equipment.  Capital expenditures for the first six months of 2011 totaled approximately $88,000 and were related to land acquisition and depreciable equipment. Such expenditures were offset by the $300,000 payment received by CTI in connection with the execution of the exploration agreement.  The net carrying value of the property at June 30, 2012 was approximately $951,000.

Impairment of Uranium Properties

At June 30, 2012, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value.  A decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site.  Such determination resulted in an impairment provision of approximately $752,000 and $588,000 for the first six months of 2012 and 2011, respectively.

The impairment provision for the first six months of 2012 and 2011, respectively were $321,000 and $362,000 related to Kingsville Dome, $401,000 and $135,000 related to Vasquez and $30,000 and $91,000 for Rosita.  The net carrying values of the Kingsville Dome, Rosita and Vasquez projects were approximately $5.4 million, $4.9 million and $436,000 at June 30, 2012.

5.                                      STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock option and restricted stock grants made to employees and directors.

Stock Compensation Expense

Stock compensation expense for the six months ended June 30, 2012 and 2011 was $312,000 and $580,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

On June 4, 2012, the date of the Company’s annual meeting of stockholders, each of the three non-employee directors of the Company were granted 50,000 shares of restricted common stock of the Company under the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “Amended 2004 Directors’ Plan”) in lieu of the annual stock option grants made in connection with the annual meeting.  The restricted shares and the stock option grant shares vest at the rate of 25% per year on the anniversary date of the grant date.  At June 30, 2012, 1,206,250 shares were available for future stock option and restricted share grants under the Amended 2004 Directors’ Plan.  The Company recognized stock compensation expense for the restricted share of $6,000 in the second quarter of 2012 in connection with these grants.

On June 4, 2012 the Company’s Executive Chairman was granted 50,000 shares of restricted common stock of the Company under the Company’s 2007 Restricted Stock Plan.  The restricted shares vest at the rate of 25% per year on the anniversary date of the grant date.  The Company recognized stock compensation expense for the restricted share of $1,900 in the second quarter of 2012 in connection with this grant.

Effective June 4, 2012, Leland O. Erdahl ceased to be a member of the Board of Directors as he elected not to run for reelection at the 2012 annual meeting of stockholders. On that date, the terms of the equity awards granted to Mr. Erdahl were modified resulting in immediate vesting of all unvested stock options and restricted stock grants and an extension of his stock options’ expiration dates to June 4, 2013.  The Company recognized stock compensation expense for the modifications of approximately $23,000 during the first six months of 2012.

A total of 100,571 shares of restricted stock were granted on March 30, 2012 to the President/CEO.  This grant was made in connection with 2011 performance criteria in accordance with his employment agreement.  The Company recognized stock compensation expense for the restricted share grants of $92,000 in the first six months of 2012 in connection with this issuance.

A total of 56,700 shares of restricted stock were granted on March 30, 2012 to the four other executive officers.  This grant was made in connection with 2011 performance criteria in accordance with the Company’s Long Term Incentive Plan.  The Company recognized stock compensation expense for the restricted share grants of $3,000 in the first six months of 2012 in connection with this issuance.

In connection with the June 2011 annual meeting of the stockholders, on June 7, 2011 each of the three non-employee directors of the Company were granted 33,333 shares of restricted common stock of the Company and an option to purchase 16,667 shares of common stock under the Amended 2004 Directors’ Plan in lieu of the annual stock option grants made in connection with the annual meeting.  Both the restricted shares and the stock option grant shares vest at the rate of 25% per year on the anniversary date of their grant date.    The Company recognized stock compensation expense for the restricted share and stock option grants of $3,600 in the second quarter of 2011 in connection with these grants.

On June 7, 2011 the Company’s Executive Chairman was granted 33,333 shares of restricted common stock of the Company and an option to purchase 16,667 shares of common stock under the Company’s 2004 Stock Incentive Plan.  Both the restricted shares and the stock option grant shares vest at the rate of 25% per year on the anniversary date of the grant date.  The Company recognized stock compensation expense for the restricted share and stock option grants of $1,200 in the second quarter of 2011 in connection with these grants.

A total of 42,553 shares of restricted stock were issued on January 3, 2011 to the President/CEO.  This grant was made in connection with 2010 performance criteria in accordance with his employment agreement.  The Company recognized stock compensation expense for the restricted share grants of $140,000 in the first quarter of 2011 in connection with this issuance.

The total estimated unrecognized compensation cost from all unvested stock options and restricted stock grants at June 30, 2012 was approximately $387,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

Stock Options for the Six Months Ended June 30, 2012

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term —in years	Aggregate Intrinsic Value

Options outstanding at January 1, 2012	2,985,231	$2.59
Granted	—	—
Exercised	—	—
Canceled or forfeited	—	—
Options outstanding at June 30, 2012	2,985,231	$2.59	3.5	$—

Options exercisable at June 30, 2012	2,894,399	$2.62	3.4	$—

Shares available for grant under the Stock Option Plans as of June 30, 2012 were 2,414,291.

Stock options outstanding and currently exercisable at June 30, 2012 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	1,834,062	2.1	$1.31	1,834,062	$1.31
2004 Stock Incentive Plan	407,418	6.1	3.45	366,586	3.72
2004 Directors’ Plan	743,751	5.4	5.26	693,751	5.52
	2,985,231	3.5	$2.59	2,894,399	$2.62

6.                                       ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the six months ended June 30, 2012:

Reserve for future restoration and reclamation costs beginning of period	$4,735,759
Additions and changes in cash flow estimates	656,859
Costs incurred	(879,269)
Accretion expense	46,743
Reserve for future restoration and reclamation costs at end of period	$4,560,092

7.                                      SHAREHOLDERS’ EQUITY

The following table details the changes in shareholders equity for the six months ended June 30, 2012:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2011	94,005,006	$94,043	$169,904,203	$(146,577,535)	$(9,418)
Net loss	—	—	—	(7,267,149)	—
Stock compensation expense	—	—	311,797	—	—
Common stock issuance	12,074,640	12,074	11,421,981	—	—
Restricted stock issuance	340,604	341	(341)	—	—
Balances, June 30, 2012	106,420,250	$106,458	$181,637,640	$(153,844,684)	$(9,418)

See Note 5 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

8.                                      EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock.  Potentially dilutive shares of 3,974,002 were excluded from the calculation of earnings per share because they were anti-dilutive due to the net loss incurred for the six months ended June 30, 2012.

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

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in a May 2008 private placement. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At June 30, 2012, the Company’s registration statement was and remains effective.

10.                               MERGER AND FINANCING AGREEMENT WITH NEUTRON ENERGY

In March 2012, the Company executed a merger agreement to acquire 100% of the equity (the “Transaction”) of Neutron Energy, Inc. (“Neutron”). As part of the Transaction, Resource Capital Fund V L.P. (“RCF”) has agreed to provide $20 million in funding to retire the majority of Neutron’s outstanding debt owed to RMB Australia Holdings Limited (“RMB”). The remainder of

Neutron debt owed to RCF will be converted into URI common stock, resulting in URI acquiring Neutron on a debt-free basis. The Transaction, which has been unanimously approved by the Boards of Directors of both URI and Neutron, is subject to shareholder approval of each company.  The special stockholder meetings for Neutron’s and URI’s stockholders to vote on the transaction are scheduled for August 23, and August 29, 2012, respectively.  Assuming shareholder approvals are received, the transaction is expected to close on or about August 31, 2012.

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

Under the terms of the credit and funding agreement, the Company has agreed to fund the operating and development budgets for Neutron, up to $4.5 million prior to the closing of the Transaction.  At June 30, 2012 the Company had provided $3.2 million to Neutron under the terms of the credit and funding agreement with such funding recorded as a note receivable. Repayment of the note receivable and accrued interest are due to the Company at the earliest of (i) the closing of the transaction, (ii) the termination of the merger agreement or (iii) October 31, 2012.  Interest on the amount funded accrues at the rate of LIBOR plus 7%.  Upon the closing of the transaction, the $3.2 million advanced to Neutron to date and any additional funding provided to Neutron prior to closing is expected to be recorded as an inter-company receivable by the Company and an inter-company payable by Neutron as such amounts are not projected to be repaid at the closing date.  Through August 3, 2012 the Company had provided a total of $3.2 million in funding under the terms of the credit and funding agreement.  In January and February, 2012, prior to the execution of the merger agreement, the Company purchased certain assets from Neutron for $200,000.

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

Key factors that could cause actual results to be different than expected or anticipated include, but are not limited to the price of uranium; weather conditions; operating conditions at our mining projects; government regulation of the mining industry and the nuclear power industry; the world-wide supply and demand of uranium; availability of capital; timely receipt of mining and other permits from regulatory agencies; and the risks set forth herein and in the Company’s Form 10-Q/A for the quarterly period ended March 31, 2012 under the caption “Risk Factors.”

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

Financial Condition and Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Cost of Uranium Sales.  While we had no uranium production in the first half of 2012 or 2011, we have maintained stand-by, maintenance and restoration activities at our South Texas projects and as a result have incurred operating costs, which in the first half of 2012 were $2,227,000 compared with $1,462,000 in the same period of 2011.  Total cost of uranium sales includes operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, impairment of uranium properties and exploration costs incurred.

The costs for the first half of 2012 resulted from shut-in costs at our Kingsville Dome, Rosita and Vasquez projects and costs incurred in connection with the Kingsville Dome pond recovery project.  The costs for the first half of 2011 resulted from shut-in costs at our Kingsville Dome, Rosita and Vasquez projects and from exploration costs incurred in the first half of 2011 in connection with pre-evaluation costs associated with the exploration program planned for the Los Finados project in Kenedy County, Texas.

Impairment of Uranium Properties.  During the first half of 2012 and 2011, we determined the carrying value of our uranium assets were impaired and recorded an impairment provision of approximately $752,000 and $588,000 in 2012 and 2011, respectively.

Accretion and Amortization of Future Restoration Costs.  Accretion and amortization of future restoration costs in the first half of 2012 and 2011 were $47,000 and $69,000, respectively.

General and Administrative Charges.  We incurred general and administrative charges including corporate depreciation of $5.3 million and $4.3 million, respectively in the six months ended June 30, 2012 and 2011.

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2012 and 2011 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock compensation expense	$119,000	$206,000	$312,000	$580,000
Salaries and payroll burden	716,000	614,000	1,890,000	1,323,000
Legal, accounting, public company expenses	855,000	640,000	2,059,000	1,397,000
Insurance and bank fees	153,000	140,000	305,000	270,000
Consulting and professional services	110,000	223,000	236,000	432,000
Office, travel and other expenses	231,000	145,000	395,000	265,000

Total	$2,184,000	$1,968,000	$5,197,000	$4,267,000

The non-cash stock compensation expense decrease for the six months ended June 30, 2012 compared to the same period in 2011 resulted primarily from the amortization of the stock option and restricted stock grants made in December 2011. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility.

Compensation costs increased $567,000 for the first six months of 2012 compared to 2011 as a result of higher bonuses for executive officers and middle management granted in March 2012 in connection with performance criteria for 2011 and an increase in employee count in 2012 compared to 2011.

The Company’s legal, accounting and public company expenses increased by $662,000 for the six months ended June 30, 2012 compared with 2011. The main increase resulted from legal activities incurred in 2012 related to the merger activity with Neutron Energy, Inc., litigation defense costs incurred in South Texas and permitting/licensing costs related to our New Mexico projects.

Consulting and professional service expenses decreased by $196,000 for the six months ended June 30, 2012, compared with 2011 as a result of work performed in connection with the preparation of the Company’s New Mexico feasibility studies in 2011, compensation consultant costs incurred in 2011 and costs in South Texas to advance our presence in the local community in 2011.

Net Losses.  For the six months ended June 30, 2012 and 2011, we had net losses of $7.3 million and $5.7 million, respectively.

Cash Flow.  At June 30, 2012, we had a cash balance of approximately $2.8 million compared with $8.2 million at the same date in 2011.

In the first six months of 2012, we had cash used in operations of $5.1 million. We used $6.4 million in investing activities during the first half of 2012 which was primarily from the funding of Neutron administrative and development activities in connection with the merger agreement provisions of $3.2 million and additions made to our South Texas and New Mexico property, plant and equipment of $3.2 million during the period.  These expenditures were primarily for land and mineral lease payments and plant construction during the period.

In the first six months of 2011, we had cash used in operations of $6.1 million. We used $1.0 million in investing activities during the first half of 2011 which was primarily resulting from an increase in the collateral supporting our South Texas financial surety requirements and made net additions to our South Texas and New Mexico property, plant and equipment of $308,000 during the period.  These expenditures were primarily for land and mineral lease payments during the period.

Liquidity—Cash Sources and Uses for 2012

As of June 30, 2012, the Company had $2.8 million in cash and our cash balance at August 3, 2012 was approximately $2.0 million.  The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2012.

The Company raised $10 million on March 9, 2012 in a private placement with Resource Capital Fund V L.P. (“RCF”). In that transaction we sold 10,259,567 shares of common stock at a price of $0.9747 per share. The capital raise was conducted as a part of an acquisition bid for all of the outstanding shares of Neutron Energy, Inc. See (Note 10—“Merger and Financing Agreement with Neutron Energy”) for a description of this financing and the additional funding commitment from RCF.

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”).  The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement. Pursuant to a fee sharing agreement, BTIG will pay a portion of the commissions it receives from the Company in connection with the ATM Sales Agreement to Reedland Capital Partners, an Institutional Division of Financial West Group.  In January 2012, a total of 1,815,073 shares of common stock were sold under this program which raised net proceeds of approximately $1,491,000.  In July 2012, the Company sold an additional 2.66 million shares under the ATM program raising net proceeds of $1.455 million.  At August 3, 2012 the Company had a total of $11.4 million in share value available for future sales under the ATM Sales Agreement.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company expects that its existing cash, the additional funding commitment from RCF and funding available under the ATM Sales Agreement will provide it the necessary liquidity for the next twelve months. In order to make use of its ATM Sales Agreement prior to the closing of the merger with Neutron Energy, Inc. (“NEI”), the Company will require the consent of NEI, RCF and RMB Australia Holdings Limited.  The Company also expects that it will need to secure approximately $50 million in additional capital for the development of its Churchrock uranium project in New Mexico in advance of beginning development activities on the project.  There can be no assurance that we will be able to raise sufficient funds under the ATM program or the funds necessary to allow the Company to move forward with its future development plans in New Mexico.

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

In November 2011, the Company and Cameco announced their intent to move forward with Phase II of the exploration program on the Los Finados Project. The second phase of drilling began in December 2011 and is expected to be completed by the end of November 2012. URI has committed an additional $1.5 million in exploration activities during the twelve-month period ended November 30, 2012, in order to maintain the option to lease the property. Under Phase II of the agreement with URI, Cameco will fund $1.0 million toward those exploration activities and will earn an additional 10% interest in Los Finados, raising its interest in the project to 50%. Cameco may elect to fund the entire $1.5 million by moving into Phase III of the program. At June 30, 2012, the Company has incurred and billed approximately $941,000 in costs to Cameco under Phase II of the agreement.

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

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,858,000 were issued at June 30, 2012 and December 31, 2011, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,834,000 were issued for the benefit of the Company at June 30, 2012 and December 31, 2011. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of the collateral exceeds the amount of bonding issued by USF&G by $89,000 at June 30, 2012 and $60,000 at December 31, 2011.  In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $49.50 per pound as of July 30, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of June 30, 2012

Management’s Report on Internal Control over Financial Reporting

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

Changes in Internal Controls

During the first six months of 2012 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Endaum Litigation

As previously disclosed, Eastern Navajo Dine Against Uranium Mining (“ENDAUM”) has filed a Complaint for Declaratory and Injunctive Relief and a Motion for Preliminary Injunction against the New Mexico Environment Department (“NMED”).  We have intervened.  A hearing on ENDAUM’s motion for summary judgment was held on March 8, 2012. The Court ruled that the summary judgment motion was not ripe for review at this time because no construction or activity had taken place on Section 8 and a hearing on the Motion for Preliminary Injunction scheduled for April 2, 2012 was cancelled based upon this ruling. The Company has filed a motion for summary judgment with the New Mexico District Court, 1st Judicial District on March 5, 2012 that challenges the plaintiffs standing to bring this action and such motion is set for hearing on August 20, 2012.  There is no trial date scheduled.

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

Temporary Access Agreement with the Navajo Nation & Confidential Settlement Negotiations

A civil trespass violation imposed by the Navajo Nation (the “Nation”) against the Company’s wholly-owned subsidiary, Hydro Resources, Inc. (“HRI”), has been resolved.  On April 5, 2012, the Nation’s Division of Natural Resources issued a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the “NOV”) against HRI.  The NOV assessed a $50 civil assessment for alleged trespass on Section 9, Township 16 North, Range 16 West, N.M.P.M. (“Section 9”), which is land held in trust by the United States for the benefit of the Nation (“Trust Lands”).  The Order stated that HRI’s Section 8 Churchrock property cannot be reached from New Mexico State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property.  The Order demanded that HRI cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI either (1) provided documentation of a validly existing right-of-way or easement; or (2) obtained an appropriate right-of-way from the Nation.

On July 19, 2012, HRI and the Nation resolved the NOV by entering into a Temporary Access Agreement (the “Agreement”).  Under the terms of the Agreement, HRI and its contractors may now access Section 8 through either Section 9 or 17 to support site visits by the Nuclear Regulatory Commission and to satisfy other administrative permitting and licensing requirements related to the Churchrock Project.  The Agreement does not extend to construction-related or earth-disturbing activities.  HRI has further agreed to remediate any radioactive contamination now existing on Sections 8 and 17 surface lands prior to commencing mining operations on Section 8.  Under the terms and for the duration of this Agreement, HRI has agreed to the jurisdiction of the Navajo Nation.

HRI and the Nation are now actively engaged in confidential settlement negotiations in order to determine effective compliance with the remediation requirement included in the Agreement, including applicable clean-up standards, enforcement, and waste disposal, and to address longer-term surface access to the entire licensed Project site consistent with applicable law.

ITEM 1A.  RISK FACTORS

No material changes from those risk factors set forth in our Form 10-Q/A for the quarterly period ended March 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

See the Index to Exhibits on Page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: August 9, 2012	By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer

Dated: August 9, 2012	By:	/s/ Thomas H. Ehrlich
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

Release Agreement, dated as of March 1, 2012, by and between Kelsey Boltz, Gary Huber, James Graham, Edward Topham, John K. Campbell, Jerry Nelson, Henry G. Grundstedt, and Carolyn C. Loder, Neutron Energy, Inc. and Uranium Resources, Inc. (filed with the Company’s Form 8-K on March 7, 2012)

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

10.23	*

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

10.49	*	Exploration Agreement dated May 10, 2011 between URI, Inc. and Cameco Texas, Inc. (filed with the Company’s Form 8-K dated May 13, 2011, SEC File No. 001-33404).

10.50	*	At-The-Market Sales Agreement, dated October 28, 2011, between Uranium Resources, Inc. and BTIG, LLC. (filed with the Company’s Form 8-K dated October 31, 2011, SEC File No. 001-33404)

10.51	*	Temporary Access Agreement, dated July 19, 2012, between Hydro Resources, Inc. and the Navajo Nation (filed with the Company’s Form 8-K dated July 31, 2012, SEC File No. 001-33404).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the quarterly report on Form 10-Q of Uranium Resources, Inc. for the quarter ended June 30, 2012, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

*  Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.