Form 10-Q
period 2012-09-30
URANIUM RESOURCES INC /DE/
filed 2012-11-09
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	161,022,771 as of November 6, 2012

URANIUM RESOURCES, INC.

2012 THIRD QUARTERLY REPORT ON FORM 10-Q

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$3,978,348	$2,890,263
Receivables, net	268,564	123,336
Prepaid and other current assets	307,907	165,509
Total current assets	4,554,819	3,179,108
Property, plant and equipment, at cost:
Uranium properties	107,074,892	82,768,867
Other property, plant and equipment	1,359,626	868,454
Less-accumulated depreciation, depletion and impairment	(65,185,316)	(64,791,294)
Net property, plant and equipment	43,249,202	18,846,027
Long-term investment:
Certificates of deposit, restricted	9,485,844	9,379,794
	$57,289,865	$31,404,929

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	September 30, 2012	December 31, 2011
Current liabilities:
Accounts payable	$2,116,976	$1,148,812
Current portion of asset retirement obligations	1,245,667	1,227,125
Royalties and commissions payable	665,745	665,745
Accrued interest and other accrued liabilities	859,206	374,088
Current portion of capital leases	142,004	65,161
Total current liabilities	5,029,598	3,480,931
Asset retirement obligations, less current portion	3,153,759	3,508,634
Other long-term deferred credits	500,000	500,000
Long term capital leases, less current portion	26,607	54,071
Long-term debt, less current portion	450,000	450,000
Commitments and contingencies (Note 10)
Total liabilities	9,159,964	7,993,636

Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2012—158,746,746; 2011—94,005,006	158,835	94,043
Paid-in capital	206,046,082	169,904,203
Accumulated deficit	(158,065,598)	(146,577,535)
Less: Treasury stock (38,125 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	48,129,901	23,411,293
	$57,289,865	$31,404,929

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Uranium sales	$—	$—	$—	$—
Total revenue	—	—	—	—
Costs and expenses:
Cost of uranium sales
Operating expenses	776,764	133,753	1,920,601	498,862
Accretion/amortization of asset retirement obligations	22,673	26,543	69,416	95,562
Depreciation and depletion	91,319	145,193	318,637	476,375
Impairment of uranium properties	296,628	493,568	1,048,400	1,081,666
Exploration expenses	12,402	(25,816)	69,861	82,871
Total cost of uranium sales	1,199,786	773,241	3,426,915	2,235,336
Loss from operations before corporate expenses	(1,199,786)	(773,241)	(3,426,915)	(2,235,336)
Corporate expenses—
General and administrative	2,994,663	2,022,139	8,191,352	6,289,557
Depreciation	40,911	31,717	104,751	100,383
Total corporate expenses	3,035,574	2,053,856	8,296,103	6,389,940
Loss from operations	(4,235,360)	(2,827,097)	(11,723,018)	(8,625,276)
Other income (expense):
Interest expense	(6,055)	(4,395)	(12,723)	(15,000)
Interest and other income, net	20,501	44,246	247,678	133,856
Net loss	$(4,220,914)	$(2,787,246)	$(11,488,063)	$(8,506,420)
Net loss per common share:
Basic	$(0.03)	$(0.03)	$(0.10)	$(0.09)
Diluted	$(0.03)	$(0.03)	$(0.10)	$(0.09)
Weighted average common shares:
Basic	124,134,763	93,528,362	109,534,070	93,407,739
Diluted	124,134,763	93,528,362	109,534,070	93,407,739

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net loss	$(11,488,063)	$(8,506,420)
Reconciliation of net loss to cash used in operations—
Accretion/amortization of asset retirement obligations	69,416	95,562
Depreciation and depletion	423,388	576,758
Impairment of uranium properties	1,048,400	1,081,666
Decrease in restoration and reclamation accrual	(1,299,806)	(1,170,956)
Stock compensation expense	373,838	737,300
Other non-cash items, net	73,932	2,289
Effect of changes in operating working capital items—
Increase in receivables	(140,228)	(246,821)
Increase in prepaid and other current assets	(125,058)	(81,445)
Increase (decrease) in payables, accrued liabilities and deferred credits	668,089	(773,860)
Net cash used in operations	(10,396,092)	(8,285,927)
Investing activities:
(Increase) decrease in certificates of deposit, restricted	167,855	(1,525,125)
Additions to property, plant and equipment—
Kingsville Dome	(667,920)	(110,063)
Vasquez	(10,274)	(15,100)
Rosita/Rosita South	(46,213)	(118,732)
Los Finados	(5,950)	(88,236)
Churchrock	(2,649,359)	(30,057)
Crownpoint/Section 13	(280,529)	(17,805)
Other property	(617,885)	(34,785)
Acquisition of Neutron Energy Inc.	(3,677,133)	—
Proceeds from joint venture agreement	—	300,000
Net cash used in investing activities	(7,787,408)	(1,639,903)
Financing activities:
Payments on borrowings	(56,775)	(67,261)
Issuance of common stock, net	19,328,360	21,345
Net cash provided by (used in) financing activities	19,271,585	(45,916)
Net increase (decrease) in cash and cash equivalents	1,088,085	(9,971,746)
Cash and cash equivalents, beginning of period	2,890,263	15,386,472
Cash and cash equivalents, end of period	$3,978,348	$5,414,726
Non-cash transactions:
Issuance of common stock to acquire Neutron Energy, Inc.	$16,650,000	$—
Issuance of common stock in settlement of deferred compensation	$—	$697,027
Issuance of restricted stock to employees and directors	$391	$176
Capital lease obligations	$106,154	$—

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements September 30, 2012 (Unaudited)

1. DESCRIPTION OF BUSINESS

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

On August 31, 2012, URI completed the merger transaction contemplated by the Agreement and Plan of Merger dated March 1, 2012 (the “Merger Agreement”) by and among URI, Neutron Energy, Inc., a Nevada corporation (“Neutron”) and URI Merger Corporation, a Nevada corporation and an indirect wholly-owned subsidiary of URI (“Merger Sub”). Pursuant to the terms of the Merger Agreement, at the effective time (the “Effective Time”), Merger Sub merged with and into Neutron (the “Merger”), with Neutron continuing as the surviving corporation and becoming an indirect wholly-owned subsidiary of URI.  The results of operations of Neutron are included with those of URI from August 31, 2012 through September 30, 2012.  See Note 4 — “Merger and Financing Agreement with Neutron Energy” for additional information.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2011 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

In connection with the acquisition of Neutron Energy, Inc. (“Neutron”) the Company acquired substantial mineral rights through leasehold interests in patented and unpatented mining claims owned by Neutron.  Mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits and are considered tangible assets.  As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets at fair value. Mineral rights include costs associated with acquiring patented and unpatented mining claims.  While fair valuing mineral assets, an acquirer should take into account both:

•    The value beyond proven and probable reserves (“VBPP”) to the extent that a market participant would include VBPP in determining the fair value of the assets.

•    The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

In order to fair value the mineral rights acquired, the Company’s management has made a preliminary estimate of the mineralized uranium material related to the Neutron properties.  The Company has engaged a third-party to review and provide a compilation and review report documenting the estimated value of the Neutron assets and liabilities. Based upon the conclusions reached through the third-party evaluation an adjustment of the Company’s preliminary value estimates may be needed.  Based on these estimates, management determined that the preliminary fair value of the acquired mineral rights amounted to $20,274,000 in connection with the Neutron acquisition (see Note 4). The Company has recorded the acquired mineral right’s fair value as mineral rights on the consolidated balance sheet as a component of property, plant and equipment. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For mineral rights in which proven and probable reserves have not yet been established, the Company assesses the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

3. LIQUIDITY

As of September 30, 2012, the Company had $4.0 million in cash and our cash balance at October 31, 2012 was approximately $3.0 million. The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2012.

The Company raised $10 million on March 9, 2012 in a private placement with Resource Capital Fund V L.P. (“RCF”). In connection with the transaction we sold 10,259,567 shares of common stock at a price of $0.9747 per share.  The Company also raised $5 million on September 5, 2012 in a private placement with RCF. In this transaction we sold 9,691,801 shares of common stock at a price of $0.5159 per share. These capital transactions were conducted as a part of the acquisition for all of the outstanding shares of Neutron Energy, Inc. See Note 4—“Merger and Financing Agreement with Neutron Energy” for a description of these financings.

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement. Pursuant to a fee sharing agreement, BTIG will pay a portion of the commissions it receives from the Company in connection with the ATM Sales Agreement to Reedland Capital Partners, an Institutional Division of Financial West Group. In January 2012, a total of 1.8 million shares of common stock were sold under this program which raised net proceeds of approximately $1.5 million. In July and August 2012, the Company sold an additional 5.6 million shares under the ATM program raising net proceeds of $2.9 million.

In October 2012, the Company sold an additional 2.2 million shares under the ATM program raising net proceeds of $937,000. At October 31, 2012 the Company had a total of $9.0 million in share value available for future sales under the ATM Sales Agreement.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company expects that its existing cash and funding available under the ATM Sales Agreement will provide it the necessary liquidity for the next six to nine months under current projected expenditure levels. The Company will require the combination of securing additional sources of funding or to undertake significant reductions in 2013 projected expenditures to maintain its liquidity for the next twelve month period.

4. MERGER AND FINANCING AGREEMENT WITH NEUTRON ENERGY

In March 2012, the Company executed a merger agreement to acquire 100% of the equity (the “Transaction”) of Neutron. As part of the Transaction, Resource Capital Fund V L.P. (“RCF”) provided $20 million in funding in exchange for 24.6 million shares of the Company’s common stock to retire the majority of Neutron’s outstanding debt owed to RMB Australia Holdings Limited (“RMB”). The remainder of Neutron debt owed to RMB was converted into 8.4 million shares of the Company’s common stock, resulting in URI acquiring Neutron on a debt-free basis. The Transaction, which was unanimously approved by the Boards of Directors of both URI and Neutron, was approved by both Neutron’s and URI’s stockholders at special stockholders meetings that were held on August 23, and August 29, 2012, respectively. The Transaction closed on August 31, 2012.

At the effective time of the merger, each share of Neutron’s common stock ceased to be outstanding and was converted into the right to receive 0.0643 shares of URI’s common stock, with approximately 3,837,061 shares of URI common stock being issued to former Neutron stockholders in the aggregate.

In connection with the Transaction, URI also entered into an investment agreement with RCF pursuant to which RCF provided $10 million in funding to URI through the purchase of 10.3 million shares of the Company’s common stock on March 9, 2012 and provided an additional $5 million in funding through the purchase of 9.7 million additional shares of the Company’s common stock on September 5, 2012.  At the closing date of the Transaction the Company had provided $3.6 million to Neutron to fund their operations from March 2012 through August 31, 2012.  Such funding was recorded as a note due to the Company from Neutron prior to the closing.  The amount of the note was deemed as additional consideration paid in connection with the Transaction and was allocated as a component of the fair value of the net assets acquired.

The benefits to the Company and the reasons it entered into the Transaction included that it will position the Company as one of the largest U.S. uranium development companies, it added a good balance of mid- and long-term uranium production opportunities, it added a previously permitted, constructed and torn down, but not operated, conventional mill site, it provides resource development synergies on neighboring properties in the Ambrosia Lake region in New Mexico, it added highly qualified mining and permitting professionals to the URI team.  The Transaction also provides significant exploration upside from the portfolio of Neutron properties, positions the Company to be better placed to complete further consolidation in New Mexico and brings to the Company the addition of a sophisticated, supportive mining investor in RCF.

As of September 30 2012, Neutron has interests in properties located in the states of New Mexico, South Dakota, Wyoming, and Arizona. All of Neutron’s projects are at the exploration stage without known reserves and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of Neutron’s properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further exploration will be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of Neutron’s properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit, or reserve, exists on any of Neutron’s mineral properties.

Neutron’s mineral properties located in the State of New Mexico are subdivided into two separate groups and consist of the Cibola Project and the Ambrosia Lake Project. Neutron’s principal mineral project is the Cibola Project which consists of the Juan Tafoya Property where Neutron has a lease covering approximately 4,097 acres and the Cebolleta Property where Neutron has a lease covering approximately 6,717 acres. The Ambrosia Lake Project is comprised of the (i) Endy Lease which is comprised of 167 unpatented lode mining claims and covers 3,382 acres (1,369 hectares) in the eastern portion of the Ambrosia Lake Project; (ii) Bonner Lease which is comprised of 181 unpatented lode mining claims and one state of New Mexico general mining lease covering a further 4,132 acres (1,672 hectares); (iii) the Elizabeth Lease which is comprised of eight patented and one unpatented lode mining claims covering 179 acres (72 hectares); and (iv) 292 unpatented lode mining claims for 5,442 acres (2,202 hectares) that are owned directly by Neutron. Collectively, the Endy Lease, Bonner Lease, Elizabeth Lease and the claims owned by Neutron cover an area of approximately 13,135 acres.

The condensed consolidated statements of operations include acquisition related expenses of $1.193 million and $2.041 million, respectively for the three and nine months ended September 30, 2012, which are recorded as general and administrative expenses.

Total expenses reported incurred for Neutron that are included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2012 totaled $23,000 and are recorded as general and administrative expenses.

The fair value of the total consideration transferred was $20,136,000 excluding share issuance costs of $146,000. The acquisition date fair value of each class of consideration transferred was as follows:

Common shares	$16,577,000
Note receivable — Neutron	3,559,000

Total purchase price	$20,136,000

The Company issued 37,000,000 shares of common stock in the Transaction. Fair value of common stock issued was determined by the closing price of the Company’s common stock on the closing date of the Transaction. The total purchase price has been preliminarily allocated to the net tangible assets of Neutron as follows:

Cash	$28,000
Restricted cash	273,000
Other current assets	11,000
Uranium properties — value beyond proven and probable	20,274,000
Other property, plant and equipment	323,000
Other non-current assets	12,000

Total assets	20,921,000
Total current liabilities	785,000

Total liabilities	785,000

Net tangible and intangible assets acquired	$20,136,000

The above purchase price allocation includes provisional amounts for certain assets and liabilities. The purchase price allocation will continue to be refined primarily in the areas of mineral reserves and other contingencies. During the measurement period, the Company expects to receive additional detailed information to refine the provisional allocation presented above, including final third party valuation reports.

The disclosure related to the unaudited pro forma information for the three and nine months ended September 30, 2012, assuming that the Neutron Transaction occurred on January 1, 2012 has not been included as the availability of such information is impracticable.  The Company continues to evaluate Neutron’s interim financial statements and the estimates and assumptions used in connection with the preparation of the financial statements and upon the completion of such assessment will be positioned to include such pro forma disclosures.

5. URANIUM PROPERTIES

Kingsville Dome Project

There was no uranium produced from Kingsville Dome in 2012 or 2011. The primary activities undertaken at this project in the first nine months of 2012 and 2011 were for restoration, with $787,000 and $730,000 of costs being incurred in the first nine months of 2012 and 2011, respectively, for restoration work at this project. Total capital expenditures for Kingsville Dome for the first nine months of 2012 was $668,000 and was related to plant construction and land and mineral lease payments. Total capital expenditures for Kingsville Dome for the first nine months of 2011 were $110,000 and were related to land and mineral lease payments.

Rosita

There was no uranium produced from Rosita in 2012 and 2011. Groundwater restoration for the wellfields that have been depleted has been completed and these wellfields are currently under the stabilization and monitoring phase of the restoration process. Total capital expenditures for Rosita for the first nine months of 2012 and 2011 were $42,000 and $119,000, respectively, and were related to land and mineral lease payments.

Vasquez Project

Production at the Vasquez project was shut down during October 2008. The economically recoverable reserves from this project have been mined out. The primary activities undertaken at this project in the first nine months of 2012 and 2011 were for restoration, with $513,000 and $441,000 in costs being incurred in the first nine months of 2012 and 2011, respectively. Capital expenditures for Vasquez for the first nine months of 2012 and 2011 were $10,300 and $15,100, respectively, and were primarily for land and mineral lease payments.

Los Finados Project

The exploration rights to the Los Finados project were acquired in December 2010. Evaluation of the uranium mineralization under Phase I of the exploration program of this property began in the second quarter of 2011 and may continue for up to three years.

In November 2011, the Company and Cameco announced their intent to move forward with Phase II of the exploration program on the Los Finados Project. The second phase of drilling began in December 2011 and is expected to be completed by the end of November 2012. URI has committed an additional $1.5 million in exploration activities during the twelve-month period ended November 30, 2012, in order to maintain the option to lease the property. Under Phase II of the agreement with URI, Cameco will fund $1.25 million of the $1.5 million Phase II commitment and will earn an additional 10% interest in Los Finados, raising its interest in the project to 50%.

The timing for the Company’s decision to continue exploration under Phase III of the program is November 30, 2012. Investment or drilling in excess of the minimum requirement in any year counts toward the following year’s requirements. Cameco may elect to fund the entire $1.5 million by moving into Phase III of the program. At September 30, 2012, the Company has incurred and billed approximately $1.17 million in costs to Cameco under Phase II of the agreement.

At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves. The uranium would be processed at URI’s Kingsville Dome or Rosita processing facility, with Cameco’s share of production being processed under a toll processing agreement with URI.

Capital expenditures for the first nine months of 2012 totaled approximately $6,000 and were related to land acquisition and depreciable equipment. Capital expenditures for the first nine months of 2011 totaled approximately $88,000 and were related to land acquisition and depreciable equipment. Such expenditures were offset by the $300,000 payment received by CTI in connection with the execution of the exploration agreement. The net carrying value of the property at September 30, 2012 was approximately $948,000.

Impairment of Uranium Properties

At September 30, 2012, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value. A decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site. Such determination resulted in an impairment provision of approximately $1,048,000 and $1,082,000 for the first nine months of 2012 and 2011, respectively.

The impairment provision for the first nine months of 2012 and 2011, respectively were $482,000 and $750,000 related to Kingsville Dome, $524,000 and $218,000 related to Vasquez and $42,000 and $114,000 for Rosita. The net carrying values of the Kingsville Dome, Rosita and Vasquez projects were approximately $5.5 million, $4.9 million and $427,000 at September 30, 2012.

6. STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock option and restricted stock grants made to employees and directors.

Stock Compensation Expense

Stock compensation expense for the nine months ended September 30, 2012 and 2011 was $374,000 and $737,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

On September 27, 2012 the Company’s Interim President and Chief Executive Officer was granted 50,000 shares of restricted common stock of the Company and 200,000 non-qualified stock options under the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “Amended 2004 Directors’ Plan”). The restricted shares vest at the rate of 50% on the date of grant and 50% upon the hire of a permanent President and

CEO for the Company.  The stock options vest at the rate of 25% on the 6, 12, 18 and 24 month anniversary date of the grant date. The Company recognized stock compensation expense for the restricted shares and stock option grants of $13,766 during the first nine months of 2012.

On June 4, 2012, the date of the Company’s annual meeting of stockholders, each of the three non-employee directors of the Company were granted 50,000 shares of restricted common stock of the Company under the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “Amended 2004 Directors’ Plan”) in lieu of the annual stock option grants made in connection with the annual meeting. The restricted shares and the stock option grant shares vest at the rate of 25% per year on the anniversary date of the grant date. At September 30, 2012, 956,250 shares were available for future stock option and restricted share grants under the Amended 2004 Directors’ Plan. The Company recognized stock compensation expense for the restricted share of $11,700 during the first nine months of 2012 in connection with these grants.

On June 4, 2012 the Company’s Executive Chairman was granted 50,000 shares of restricted common stock of the Company under the Company’s 2007 Restricted Stock Plan. The restricted shares vest at the rate of 25% per year on the anniversary date of the grant date. The Company recognized stock compensation expense for the restricted share of $3,900 during the first nine months of 2012 in connection with this grant.

Effective June 4, 2012, Leland O. Erdahl ceased to be a member of the Board of Directors as he elected not to run for reelection at the 2012 annual meeting of stockholders. On that date, the terms of the equity awards granted to Mr. Erdahl were modified resulting in immediate vesting of all unvested stock options and restricted stock grants and an extension of his stock options’ expiration dates to June 4, 2013. The Company recognized stock compensation expense for the modifications of approximately $56,500 during the first nine months of 2012.

A total of 100,571 shares of restricted stock were granted on March 30, 2012 to the former President/CEO. This grant was made in connection with 2011 performance criteria in accordance with his employment agreement. The Company recognized stock compensation expense for the restricted share grants of $91,500 in the first nine months of 2012 in connection with this issuance.

A total of 56,700 shares of restricted stock were granted on March 30, 2012 to the four other executive officers. This grant was made in connection with 2011 performance criteria in accordance with the Company’s Long Term Incentive Plan. The Company recognized stock compensation expense for the restricted share grants of $6,500 in the first nine months of 2012 in connection with this issuance.

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

A total of 42,553 shares of restricted stock were issued on January 3, 2011 to the former President/CEO. This grant was made in connection with 2010 performance criteria in accordance with his employment agreement. The Company recognized stock compensation expense for the restricted share grants of $140,000 in the first quarter of 2011 in connection with this issuance.

The total estimated unrecognized compensation cost from all unvested stock options and restricted stock grants at September 30, 2012 was approximately $433,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

Stock Options for the Nine months ended September 30, 2012

The following table summarizes stock options outstanding and changes during the nine month period ended September 30, 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term —in years	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	2,985,231	$2.59
Granted	200,000	0.52
Exercised	—	—
Canceled or forfeited	(12,500)	0.76
Options outstanding at September 30, 2012	3,172,731	$2.46	3.66	$3,125
Options exercisable at September 30, 2012	2,881,899	$2.63	3.09	$—

Shares available for grant under the Stock Option Plans as of September 30, 2012 were 2,164,291.

Stock options outstanding and currently exercisable at September 30, 2012 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	1,834,062	1.9	$1.31	1,834,062	$1.31
2004 Stock Incentive Plan	407,418	5.8	3.45	366,586	3.72
2004 Directors’ Plan	931,251	6.3	4.30	681,251	5.61
	3,172,731		$2.46	2,881,899	$2.63

7. ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the nine months ended September 30, 2012:

Reserve for future restoration and reclamation costs beginning of period	$4,735,759
Additions and changes in cash flow estimates	894,057
Costs incurred	(1,299,804)
Accretion expense	69,416
Reserve for future restoration and reclamation costs at end of period	$4,399,428

8. SHAREHOLDERS’ EQUITY

The following table details the changes in shareholders equity for the nine months ended September 30, 2012:

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Treasury Stock
Balances, December 31, 2011	94,005,006	$94,043	$169,904,203	$(146,577,535)	$(9,418)
Net loss	—	—	—	(11,488,063)	—
Stock compensation expense	—	—	373,838	—	—
Common stock issuance	27,401,136	27,401	19,300,959	—	—
Common stock issued for Neutron Energy, Inc. acquisition	37,000,000	37,000	16,467,473	—
Restricted stock issuance	390,604	391	(391)	—	—
Balances, September 30, 2012	158,796,746	$158,835	$206,046,082	$(158,065,598)	$(9,418)

See Note 5 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

9. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or warrants were exercised or converted into common stock. Potentially dilutive shares of 4,174,002 were excluded from the calculation of earnings per share because they were anti-dilutive due to the net loss incurred for the nine months ended September 30, 2012.

10. COMMITMENTS AND CONTINGENCIES

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

The Company has filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of its common stock issued in a May 2008 private placement. Such shares are subject to certain resale registration rights that would include penalties in the event the registration statement fails to remain effective. At September 30, 2012, the Company’s registration statement was and remains effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following summary is qualified in its entirety by, and should be read in conjunction with, the more detailed information and any financial data incorporated herein by reference to the Company’s reports filed with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. Forward-looking statements convey our current expectations or forecasts of future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Financial Condition and Results of Operations

Comparison of Three and Nine months ended September 30, 2012 and 2011

Cost of Uranium Sales. While we had no uranium production in the first nine months of 2012 or 2011, we have maintained stand-by, maintenance and restoration activities at our South Texas projects and as a result have incurred operating costs, which in the first nine months of 2012 were $3,427,000 compared with $2,235,000 in the same period of 2011. Total cost of uranium sales includes operating expenses, depreciation and depletion expenses, amortization of our restoration and reclamation cost estimates, impairment of uranium properties and exploration costs incurred.

The costs for the first nine months of 2012 resulted from shut-in costs at our Kingsville Dome, Rosita and Vasquez projects and costs incurred in connection with the Kingsville Dome pond recovery project. The costs for the first nine months of 2011 resulted from shut-in costs at our Kingsville Dome, Rosita and Vasquez projects and from exploration costs incurred in the first quarter of 2011 in connection with pre-evaluation costs associated with the exploration program planned for the Los Finados project in Kenedy County, Texas.

Impairment of Uranium Properties. During the first nine months of 2012 and 2011, we determined the carrying value of our uranium assets were impaired and recorded an impairment provision of approximately $1,048,000 and $1,082,000 in 2012 and 2011, respectively.

Accretion and Amortization of Future Restoration Costs. Accretion and amortization of future restoration costs in the first nine months of 2012 and 2011 were $69,000 and $96,000, respectively.

General and Administrative Charges. We incurred general and administrative charges including corporate depreciation of $8.3 million and $6.4 million, respectively in the nine months ended September 30, 2012 and 2011.

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 were:

	Three Months Ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock compensation expense	$62,000	$158,000	$374,000	$737,000
Salaries and payroll burden	815,000	632,000	2,705,000	1,955,000
Legal, accounting, public company expenses	841,000	661,000	2,900,000	2,058,000
Insurance and bank fees	243,000	204,000	548,000	474,000
Consulting and professional services	816,000	216,000	1,051,000	648,000
Office, travel and other expenses	218,000	151,000	613,000	418,000
Total	$2,995,000	$2,022,000	$8,191,000	$6,290,000

The non-cash stock compensation expense decrease for the nine months ended September 30, 2012 compared to the same period in 2011 resulted primarily from the amortization of the stock option and restricted stock grants made in December 2011. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility.

Compensation costs increased $750,000 for the first nine months of 2012 compared to 2011 as a result of higher bonuses for executive officers and middle management granted in March 2012 in connection with performance criteria for 2011 and an increase in employee count in 2012 compared to 2011.

The Company’s legal, accounting and public company expenses increased by $843,000 for the nine months ended September 30, 2012 compared with 2011. The main increase resulted from legal activities incurred in 2012 related to the merger activity with Neutron Energy, Inc., litigation defense costs incurred in South Texas and permitting/licensing costs related to our New Mexico projects.

Consulting and professional service expenses increased by $403,000 for the nine months ended September 30, 2012, compared with 2011 as a result of work performed in connection with the preparation of the Company’s New Mexico feasibility studies in 2011, compensation consultant costs incurred in 2011 and costs in South Texas to advance our presence in the local community in 2011.

Net Losses. For the nine months ended September 30, 2012 and 2011, we had net losses of $11.5 million and $8.5 million, respectively.

Cash Flow. At September 30, 2012, we had a cash balance of approximately $4.0 million compared with $5.4 million at the same date in 2011.

In the first nine months of 2012, we had cash used in operations of $10.4 million. We used $7.8 million in investing activities during the first nine months of 2012 which was primarily from the funding of Neutron administrative and development activities in connection with the merger agreement provisions of $3.7 million and additions made to our South Texas and New Mexico property, plant and equipment of $4.3 million during the period. These expenditures were primarily for permitting, licensing, access activities, land and mineral lease payments and plant construction during the period.

In the first nine months of 2011, we had cash used in operations of $8.3 million. We used $1.6 million in investing activities during the first nine months of 2011 which was primarily resulting from an increase in the collateral supporting our South Texas financial surety requirements and made net additions to our South Texas and

New Mexico property, plant and equipment of $115,000 during the period. These expenditures were primarily for land and mineral lease payments during the period.

Liquidity—Cash Sources and Uses for 2012

As of September 30, 2012, the Company had $4.0 million in cash and our cash balance at October 31, 2012, 2012 was approximately $3.0 million. The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting any sales revenue and related cash inflows for 2012.

In connection with the Neutron transaction, URI entered into an investment agreement with RCF pursuant to which RCF provided $10 million in funding to URI through the purchase of 10.3 million shares of the Company’s common stock on March 9, 2012and provided an additional $5 million in funding through the purchase of 9,691,801 additional shares of the Company’s common stock on September 5, 2012.

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement. Pursuant to a fee sharing agreement, BTIG will pay a portion of the commissions it receives from the Company in connection with the ATM Sales Agreement to Reedland Capital Partners, an Institutional Division of Financial West Group. In January 2012, a total of 1.8 million shares of common stock were sold under this program which raised net proceeds of approximately $1.5 million. In July/August 2012, the Company sold an additional 5.6 million shares under the ATM program raising net proceeds of $2.9 million. In October 2012, the Company sold an additional 2.3 million shares under the ATM program raising net proceeds of $937,000.  At October 31, 2012 the Company had a total of $9.0 million in share value available for future sales under the ATM Sales Agreement.

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company expects that its existing cash, the additional funding commitment from RCF and funding available under the ATM Sales Agreement will provide it the necessary liquidity for the next six to nine months under current projected expenditure levels. The Company will require the combination of securing additional sources of funding or to undertake significant reductions in 2013 projected expenditures to maintain its liquidity for the next twelve month period. The Company is currently assessing the additional capital needs to undertake the development of its Churchrock uranium project in New Mexico in advance of beginning development activities on the project. There can be no assurance that we will be able to raise sufficient funds under the ATM program or the funds necessary to allow the Company to move forward with its future development plans in New Mexico.

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

In November 2011, the Company and Cameco announced their intent to move forward with Phase II of the exploration program on the Los Finados Project. The second phase of drilling began in December 2011 and is expected to be completed by the end of November 2012. URI has committed an additional $1.5 million in exploration activities during the twelve-month period ended November 30, 2012, in order to maintain the option to lease the property. Under Phase II of the agreement with URI, Cameco will fund $1.25 million of the $1.5 million Phase II exploration commitment and will earn an additional 10% interest in Los Finados, raising its interest in the project to 50%. Cameco may elect to fund the entire $1.5 million by moving into Phase III of the program. At September 30, 2012, the Company has incurred and billed approximately $1.17 million in costs to Cameco under Phase II of the agreement.

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

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/C’s) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/C’s were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). L/C’s for $5,858,000 were issued at September 30, 2012 and December 31, 2011, respectively, such L/C’s are collateralized in their entirety by certificates of deposit.

Performance bonds totaling $2,834,000 were issued for the benefit of the Company at September 30, 2012 and December 31, 2011. USF&G has required that the Company deposit funds collateralizing a portion of the bonds. The amount of the collateral exceeds the amount of bonding issued by USF&G by $89,000 at September 30, 2012 and $60,000 at December 31, 2011. In the event that USF&G is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay any expenditure in excess of the collateral.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

In connection with the Neutron acquisition the Company acquired substantial mineral rights and patented and unpatented mining claims owned by Neutron.  Accounting standard ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims. ASC 930-805-30-1 and 30-2 provides that in fair valuing mineral assets, an acquirer should take into account both:

•        The value beyond proven and probable reserves (“VBPP”) to the extent that a market participant would include VBPP in determining the fair value of the assets.

•        The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

In order to fair value the mineral rights acquired, the Company’s management has made a preliminary estimate of the fair value of the mineralized uranium material related to the Neutron properties. The Company has engaged a third-party to review and provide a compilation and review report documenting the estimated value of the Neutron assets and liabilities. Based on these findings, management determined that the fair value of the acquired mineral rights amounted to $20,274,000 in connection with the Neutron acquisition (see Note 4). The Company has recorded the acquired mineral right’s fair value as mineral rights on the consolidated balance sheet as a component of property, plant and equipment. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For mineral rights in which proven and probable reserves have not yet been established, the Company assesses the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $40.75 per pound as of November 6, 2012.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have certified that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Controls

During the first nine months of 2012 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Endaum Litigation

As previously disclosed, Eastern Navajo Dine Against Uranium Mining (“ENDAUM”) has filed a Complaint for Declaratory and Injunctive Relief and a Motion for Preliminary Injunction against the New Mexico Environment Department (“NMED”). We have intervened. The District Court has ruled that the summary judgment motion was not ripe for review at this time because no construction or activity had taken place on Section 8, but that the plaintiffs have standing to bring this action.  ENDAUM has appealed the District Court’s decision to the New Mexico Court of Appeals.  The appeal has not yet been assigned to a calendar and no briefing schedule has been established.

Dispute over Kleberg County Settlement Agreement

On September 28, 2007, the Company filed suit against the County in the 105th Judicial District Court, Kleberg County, Texas for declaratory relief interpreting the December 2004 Settlement Agreement between Kleberg County and the Company as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome Production Areas 1 and 2 and for recovery of the Company’s legal fees and costs of the suit. The County filed a counterclaim alleging the Company had breached the terms of the December 2004 Settlement Agreement and asked for a Declaratory Judgment and injunctive relief ordering the Company to cure various alleged breaches of that agreement and asked that the County be awarded its legal fees and costs of the suit.  In addition, in 2010, Kleberg County filed a claim requesting disgorgement of profits for opportunistic breach of the contract.

Trial to the bench commenced on December 12, 2011, at which time the court granted the Company’s motion for summary judgment on the claim for disgorgement.  The trial continued through December 16, 2011 at which time the trial was recessed. After multiple delays, the trial resumed on February 12, 2012 and continued through February 23, 2012. The trial resumed on May 14, 2012 and closed on May 18, 2012 with the court rendering a ruling from the bench on that date. The court found that:

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

The Court requested that each side submit a proposed final judgment reflecting the Court’s oral ruling. The Company submitted its proposed judgment on May 25, 2012.  In June 2012 the County submitted a proposed judgment along with a request for the Court to reconsider its ruling regarding attorneys’ fees.

The court has set hearing for the entry of final judgment for November 27, 2012. Prior to the hearing the Company will submit a counter request for attorney’s fees. The court will hear argument on the proposed final judgment and the requests regarding attorney’s fees submitted by both the County and the Company. If the court does not enter an order for at least partial attorneys’ fees for the County and does not reverse its ruling with regard to the resumption of mining at Kingsville Dome, the Company expects that the County will appeal the court’s judgment. The Company has continued to offer to discuss a resolution of this matter as long as the resolution includes termination of the December 2004 Settlement Agreement and the end of this litigation. If the County decides to appeal, the Company believes it also has appealable issues to present. The Company would request its attorneys’ fees and costs on appeal through every level.  The only monetary exposure to URI at this time would result from the judge reversing herself on the issue of attorney’s fees and the costs of an appeal by Kleberg County.

ITEM 1A. RISK FACTORS

Other than as set forth below, there has been no material change in the Company’s risk factors as previously disclosed in our Form 10-Q/A for the quarterly period ended March 31, 2012.

Operations History—Planned Production Startup

In New Mexico, the Company is engaged in preparing a technical report on its Churchrock Section 8 project which was subjected to a peer review by an independent engineering firm in order to validate the economic determinations and engineering plans. The feasibility study prepared by the engineering firm is currently under review by the Company, with a revised draft expected to be re-submitted to the engineering firm.

At this time, the Company is deferring it’s construction plans for the Churchrock Section 8 project. This decision will reduce the Companys near-term capital requirements and enable it to focus on efforts to de-risk the project, improve the economics and facilitate future development options. The Company’s ability to begin plant construction and wellfield development in New Mexico is subject to receipt of necessary approvals for access to the property, availability of financing and activation of the Company’s permits and licenses.

In South Texas, our Vasquez project was mined out in 2008 and is now being restored. In October 2008, Rosita production was shut-in due to depressed pricing and technical challenges in the first new wellfield that made mining uneconomical. The decline in uranium prices throughout 2008 also led to a decision in October 2008 to defer new wellfield development at Rosita and Kingsville Dome. Production continued in two existing wellfields at Kingsville Dome and was completed in July 2009. While the Company has approximately 664,000 pounds of in-place proven uranium reserves at its South Texas properties, the Company is not planning to commence production at any of these properties until the Company is able to acquire additional reserves and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year.

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

The Company is not planning to commence production at any of its South Texas properties until the Company is able to acquire additional reserves and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year. The Company’s ability to begin plant construction and wellfield development in New Mexico in 2013 is subject to the receipt of necessary approvals for access to the property, availability of financing and activation of our permits and licenses. Our ability to initiate construction and development is dependent on resolution of access issues relating to Churchrock Section 8 (See “—The Navajo Nation’s ban on uranium mining in what it considers to be Navajo Indian Country and its opposition to the transportation of radioactive substances over and across what it views as Navajo Nation lands may have a material adverse effect on our future operations”). Until we begin uranium production we have no way to generate cash inflows unless we monetize certain Company assets or through financing activities. In addition, our Vasquez project has been depleted of its economically recoverable reserves and our Rosita and Kingsville Dome projects have limited identified economically recoverable reserves. Our future uranium production, cash flow and income are dependent upon the results of exploration as well as our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves.

We will require additional financing in order to complete our plan of operations, including the integration of Neutron Energy, Inc. (“Neutron”) following our recent acquisition of Neutron. We may not be able to obtain all of the financing we require. Our ability to obtain additional financing is subject to a number of factors, including the market price of uranium, market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. The detrimental effects of the weak economy and cessation of production could result in material adverse effects on our business, revenues, operating results and prospects.

The Navajo Nation’s ban on uranium mining in what it considers to be Navajo Indian Country and its opposition to the transportation of radioactive substances over and across what it views as Navajo Nation lands may have a material adverse effect on our future operations.

In April 2005, the Navajo Nation (“Nation”) Council passed the Diné Natural Resources Protection Act of 2005, 18 Navajo Nation code §1303, which prohibits uranium mining and processing on any sites within “Navajo

Indian Country” as defined by 7 Navajo Nation Code § 254(A). The ban may impede or prevent us from developing and operating our properties located in federally defined Indian Country for two reasons. First, the Navajo Nation takes a more expansive view of its own jurisdiction over “Navajo Indian Country” than does current federal law. Specifically, 7 N.N.C. § 254(A) provides that the term “Navajo Indian Country” applies to all land within the exterior boundaries of the Navajo Indian Reservation or of the Eastern Navajo Agency, Navajo Indian allotments, dependent Indian communities, and all land held in trust for, owned in fee by, or leased by the United States to the Navajo Nation. This may conflict with federal law as codified by Congress and interpreted by the federal courts. The term “Indian Country” is derived from jurisdictional determinations in criminal law enforcement proceedings under the federal Indian Country statute, 18 U.S.C. § 1151, and understood to encompass territory situated within Indian reservations, land owned by Indian allottees, and land within a dependent Indian community. Second, while the United States Court of Appeals for the Tenth Circuit has specifically held, en banc, that the Company’s Section 8 property in Churchrock, New Mexico is not Indian Country, approximately 32.5% of our in-place mineralized uranium material is located elsewhere in federally defined Indian Country. Consequently, with respect to the Navajo Nation, our ability to mine will be adversely affected unless Navajo law is modified or a waiver or other exemption is provided.

In February 2012, the Navajo Nation Council passed The Radioactive and Related Substances, Equipment, Vehicles, Persons and Materials Transportation Act of 2012 which would prohibit the transport across Nation lands of any equipment, vehicles, persons or materials for the purposes of exploring for or mining, producing, processing or milling any uranium ore, yellowcake, radioactive waste or other radioactive products on or under the surface of or adjacent to Nation lands unless the transporter has first (i) obtained Nation consent and a federal grant of easement, (ii) consented to full subject matter and personal jurisdiction of the Nation, and (iii) agreed to terms and conditions regarding clean-up and remediation. The Act would also require the Navajo Nation Environmental Protection Agency (“NNEPA”) to promulgate regulations implementing notice requirements, license fees, bonding requirements, route restrictions and curfews for the transportation of radioactive substances over and across Nation lands or otherwise within Navajo Indian Country. The Act, which may conflict with federal laws and regulations governing the transport of radioactive materials, could have a material adverse effect on our future operations, including our ability to transport equipment and personnel to and from our properties and to transport resin from New Mexico to our processing facilities in Texas.

In April 2012, the Nation’s Division of Natural Resources issued a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the “NOV”) against the Company’s subsidiary Hydro Resources, Inc. (“HRI”). The NOV assessed a $50 civil assessment for alleged trespass on Section 9, Township 16 North, Range 16 West, N.M.P.M. (“Section 9”), which is land held in trust by the United States for the benefit of the Nation (“Trust Lands”). The Order stated that HRI’s Section 8 Churchrock property cannot be reached from New Mexico State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property. The Order demanded that HRI cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI either (i) provided documentation of a validly existing right-of-way or easement; or (ii) obtained an appropriate right-of-way from the Nation. In July 2012, HRI and the Nation resolved the NOV by entering into a Temporary Access Agreement (the “Agreement”). Under the terms of the Agreement, HRI and its contractors may now access Section 8 through either Section 9 or 17 to support site visits by the Nuclear Regulatory Commission and to satisfy other administrative permitting and licensing requirements related to the Churchrock Project. The Agreement does not extend to construction-related or earth-disturbing activities. HRI has further agreed to remediate any radioactive contamination now existing on Sections 8 and 17 surface lands created by prior operators prior to commencing mining operations on Section 8. Under the terms and for the duration of this Agreement, HRI has agreed to the jurisdiction of the Navajo Nation. HRI and the Nation are now actively engaged in confidential settlement negotiations in order to determine effective compliance with the remediation requirement included in the Agreement, including applicable clean-up standards, enforcement, and waste disposal, and to address longer-term surface access to the entire licensed Project site consistent with applicable law. If further agreement with the Nation is not reached, the Company’s development plan could be materially adversely affected.

Because we are not currently producing uranium, we have limited liquidity.

We had $2.9 million in cash at December 31, 2011, $4.0 million at September 30, 2012 and $3.0 million at October 31, 2012. Under the terms of our Investment Agreement with Resource Capital Fund V L.P. (“RCF”), on March 9, 2012, we completed a $10 million sale of our common stock to RCF at a price of $0.9747 per share and on September 5, 2012, we completed a $5 million sale of our common stock to RCF at a price of $0.5159 per share.

The Company currently has one available commitment to raise capital in the equity markets. We have an At-The Market financing arrangement with BTIG LLC for an additional $9.0 million. While the Company believes that its cash on hand and this financing source will be sufficient to meet its liquidity requirements for the next 6 to 9 months under current projected expenditure levels, certain amounts of these financings will be dependent upon the Company’s share price, market conditions and continued listing on the NASDAQ Capital Market, and there can be no assurance that such activities will result in the ability to raise the entire amount. In addition, the Company may require additional funding in order to integrate Neutron and cover Neutron’s cash requirements. The Company will require the combination of securing additional sources of funding or to undertake significant reductions in 2013 projected expenditures to maintain its liquidity for the next twelve month period. At such time, additional sources of cash will be required to further maintain our liquidity. The Company is currently assessing the additional capital needs to undertake the development of its Churchrock uranium project in New Mexico in advance of beginning development activities on the project. There can be no assurance that we will be able to raise sufficient funds under the ATM program or the funds necessary to allow the Company to move forward with its future development plans in New Mexico.

Our common stock is subject to delisting, and we may not be able to maintain our listing on the NASDAQ Capital Market.

The Company’s common stock is currently traded on the NASDAQ Capital Market. On January 17, 2012, we received notice from NASDAQ that we had failed to maintain compliance with the $1.00 per share minimum bid price for 30 consecutive business days. The Company was provided a “compliance period” of 180 calendar days to regain compliance with the applicable NASDAQ requirements. On July 17, 2012, the Company received notice from NASDAQ that it was granted an additional compliance period of 180 calendar days to regain compliance with NASDAQ’s $1.00 bid price per share rule. We will regain compliance with the minimum bid requirement if at any time before January 14, 2013, the bid price for our common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days. In the event that the Company does not regain compliance with the minimum bid price rule by January 14, 2013, NASDAQ will provide the Company with written notification that our common stock is subject to delisting from the NASDAQ Capital Market. The Company may appeal NASDAQ’s determination to delist its common stock at that time. If our common stock is delisted from NASDAQ, a reliable trading market for the Company’s securities could cease to exist, the market price of our common stock could be negatively impacted, and we could face difficulty raising additional capital. In addition, there may be negative tax consequences if our common stock is delisted from NASDAQ and a reliable trading market is not found.

In addition, on September 28, 2012, the Company notified NASDAQ that following the resignation of Donald C. Ewigleben as URI’s President, Chief Executive Officer, Chief Operating Officer and Director and the appointment of board member Terence J. Cryan as Interim President and CEO, each effective as of September 28, 2012, due to Mr. Cryan no longer being considered independent under applicable NASDAQ rules, URI will not be in compliance with NASDAQ Listing Rule 5605(b)(1) as it will no longer have a board of directors comprised of a majority of independent directors as defined in NASDAQ Listing Rule 5605(a)(2) and that due to Mr. Cryan resigning from the Company’s Audit Committee following his appointment as an interim officer of the Company, URI will not be in compliance with NASDAQ Listing Rule 5605(c)(2)(A) as it will no longer have an audit committee comprised of at least three members.  On October 15, 2012, URI received notice from NASDAQ confirming that the Company no longer complies with NASDAQ’s independent director and audit committee requirements as set forth in NASDAQ Listing Rule 5605, but that consistent with NASDAQ Listing Rules 5605(b)(1)(A) and 5605(c)(4), NASDAQ will provide the Company a cure period in order to regain compliance (i) until the earlier of the Company’s next annual shareholders’ meeting or September 30, 2013, or (ii) if the next annual shareholders’ meeting is held before March 27, 2013, then no later than March 27, 2013.  In the event the Company does not regain compliance by that date, NASDAQ will provide written notification that the Company’s securities will be delisted.  At that time, the Company may appeal the delisting determination to a Hearing Panel.

We do not have a committed source of financing for the development of our New Mexico Properties, including the Churchrock Property, which is the property we expect to develop first in New Mexico.

The Company is evaluating a number of alternatives for the development of its Churchrock uranium project in New Mexico, including staged development. The Company is assessing the additional capital needs for these development alternatives. We do not have a committed source of financing for the development of our Churchrock property. There can be no assurance that we will be able to obtain financing for this project or our other New Mexico projects. Our inability to develop the New Mexico properties would have a material adverse effect on our future operations.

Approximately 34.2% of our common stock is controlled by two significant stockholders and management.

As of September 30, 2012, approximately 33.4% of our common stock is controlled by two significant stockholders, including approximately 28.1% controlled by RCF and 5.3% is controlled by RMB Australia Holdings Limited (“RMB”). In addition, as of September 30, 2012, our directors and officers are the beneficial owners of approximately 0.8% of our common stock. This includes, with respect to both groups, shares that may be purchased upon the exercise of outstanding options. In connection with the execution of the Investment Agreement, the Company entered into a Stockholders’ Agreement with RCF. Under the Stockholders’ Agreement, RCF was entitled to have one designee placed in nomination for a seat on the Company’s Board of Directors at the 2012 annual meeting, and RCF was granted the right to participate in future equity offerings by the Company in proportion to its percentage ownership of the outstanding shares of the Company’s common stock. Such ownership by the Company’s principal stockholders, executive officers and directors, and the terms of the Stockholders’ Agreement, may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The benefits of integrating the Company and Neutron may not be realized.

The Company acquired Neutron on August 31, 2012, through the merger of URI Merger Corporation, a wholly-owned subsidiary of the Company, with and into Neutron, with Neutron surviving the merger as an indirect wholly-owned subsidiary of the Company. To be successful after the merger, the Company will need to combine and integrate the operations of the Company and Neutron into one company. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If we cannot integrate our and Neutron’s businesses successfully, we may fail to realize the expected benefits of the merger.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2012, URI completed its Merger with Neutron as contemplated by the Merger Agreement resulting in Neutron becoming an indirect wholly-owned subsidiary of URI.  In connection with the execution of the Merger Agreement, on March 1, 2012, the Company entered into an Investment Agreement with Neutron and RCF. Pursuant to the Investment Agreement, concurrent with the closing of the Merger on August 31, 2012, RCF purchased 24,638,673 shares of our common stock for $20,000,000, with the proceeds used by us to partially repay a loan due to RMB by Neutron as described below. In addition, pursuant to the Investment Agreement, RCF agreed to purchase additional shares of our common stock for $15,000,000, divided in two tranches, for the purpose of funding the working capital of the Company and Neutron. The first tranche of this private placement, the purchase by RCF of 10,259,567 shares of our common stock for $10,000,000 in cash consideration, closed on March 9, 2012. The second tranche of this private placement, the purchase by RCF of 9,691,801 shares of our common stock for $5,000,000 in cash consideration, closed on September 5, 2012.  The proceeds of this sale will be used to fund the working capital of the Company.

In connection with the execution of the Merger Agreement, on March 1, 2012, URI, Neutron and Cibola Resources LLC entered into a Forbearance and Debt Conversion Agreement with RMB and RMB Resources, Inc. Pursuant to the Forbearance and Debt Conversion Agreement, RMB agreed to accept, upon the closing of the Merger, $20,000,000 in cash plus 8,361,327 shares of our common stock in full satisfaction of all indebtedness owed by Neutron to RMB, allowing us to acquire Neutron on a debt-free basis.

On August 31, 2012, in connection with the closing of the Merger, we issued 162,939 shares of our common stock to Roth Capital Partners, LLC (“Roth”), Neutron’s financial advisor, to satisfy certain obligations incurred by Neutron in connection with the Merger.

The sales to RCF, RMB and Roth were made through offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) of the Securities Act.  Each of RCF, RMB and Roth has represented to the Company that they are an “accredited investor” as defined in Regulation D under the Securities Act.  The shares of URI common stock owned by RCF, RMB and Roth were registered for resale through the filing by the Company of a registration statement on Form S-3 (Registration No. 333-184175), which was declared effective by the SEC on October 11, 2012.

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

URANIUM RESOURCES, INC.

Dated: November 9, 2012	By:	/s/ Terence J. Cryan
Terence J. Cryan
Interim President and Chief Executive Officer

Dated: November 9, 2012	By:	/s/ Thomas H. Ehrlich
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

10.49	*	Exploration Agreement dated May 10, 2011 between URI, Inc. and Cameco Texas, Inc. (filed with the Company’s Form 8-K dated May 13, 2011, SEC File No. 001-33404).
10.50	*	At-The-Market Sales Agreement, dated October 28, 2011, between Uranium Resources, Inc. and BTIG, LLC. (filed with the Company’s Form 8-K dated October 31, 2011, SEC File No. 001-33404)
10.51	*	Temporary Access Agreement, dated July 19, 2012, between Hydro Resources, Inc. and the Navajo Nation (filed with the Company’s Form 8-K dated July 31, 2012, SEC File No. 001-33404).
31.1		Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the quarterly report on Form 10-Q of Uranium Resources, Inc. for the quarter ended September 30, 2012, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

* Not filed herewith. Incorporated by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934.