Form 10-K
period 2012-12-31
URANIUM RESOURCES INC /DE/
filed 2013-03-18
CIK 839470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and a "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 29, 2012, was approximately $66,002,000. Number of shares of Common Stock, $0.001 par value, outstanding as of March 9, 2013: 19,773,334 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K report are incorporated by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2013 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

i

ii

iii

PART I

        The "Company" or "Registrant" or "URI" is used in this report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This 10-K contains "forward-looking statements." These statements include, without limitation, statements relating to management's expectations regarding the Company's ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, access rights, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under Item 1A. "Risk Factors" beginning on page 11.

        Certain terms used in this Form 10-K and other industry terms are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

Item 1.    Business.

The Company

        Uranium Resources, Inc. (URI) is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium mines in South Texas using the in-situ recovery mining process (ISR). URI has historically produced uranium by ISR methods in the state of Texas where the Company currently has ISR mining projects, including two licensed processing facilities. We have also have 206,600 acres of mineral holdings with 144.8 million pounds U3O8 of in-place mineralized uranium material in New Mexico and a NRC license to produce up to 3 million pounds per annum of uranium on certain of its New Mexico projects. The Company acquired these properties over the past 20 years along with an extensive information database of historic mining logs and analysis. None of URI's properties are currently in production. As of March 1, 2013 we had 61 employees.

        The Company manages its business under one reportable segment: uranium mining.

Our Strategy

        The Company's vision is to be a leading U.S. uranium developer and producer. Our strategy is to create wealth for shareholders by advancing our projects in a way which both conserves cash and best positions us to return to production when uranium markets improve. In Texas, our focus is to add quality reserves within an economic distance of each licensed ISR processing facility through exploration activities and/or through value accretive acquisitions. In New Mexico, we will continue to progress the Churchrock Section 8 ISR project and also assess the potential of our significant resource base, for the development of larger scale projects on a standalone basis or with partners.

2012 Events

        In March 2012, the Company entered into a merger agreement to acquire 100% of the equity capital of Neutron Energy, Inc. in a stock-for-stock transaction. The transaction was completed in August, 2012.

        At the time the Merger Agreement was entered into, URI also entered into an investment agreement with Resource Capital Fund V L.P. ("RCF") pursuant to which RCF provided $15 million in funding to URI through the purchase of 1,995,000 shares of URI's common stock through two private placements.

        In July 2012, the Company's wholly-owned subsidiary Hydro Resources, Inc. completed an agreement with the Navajo Nation regarding temporary access for its Churchrock Section 8 property. The Temporary Access Agreement ("Agreement") is intended by both parties to settle the alleged trespass issue. Access provided under the Agreement is for regulatory requirements to include on-site visits with the Nuclear Regulatory Commission, but does not allow for any construction activities or earth disturbances.

        In October 2012, the Company received findings resulting from the Section 8 / Navajo-Gallup Groundwater Report and Conjunctive Use Evaluation for its Churchrock Section 8 ("Section 8") uranium in-situ recovery ("ISR") project. The study results indicated that existing Gallup, Fort Wingate, Rehoboth and Navajo Nation water wells will not be impacted by Section 8 ISR activities, during mining operations or into the future. Moreover, the evaluation concluded that there is no discernible risk that ISR activities would adversely affect groundwater allocated for the Navajo-Gallup Water Supply Project.

        In December 2012, the Company completed the expansion and extension of its South Texas exploration agreement with Cameco Texas, Inc. and also signed an amendment to its uranium mining lease option in Kenedy County, Texas for the Tecolote tract, approximately 22,700 net acres that will be a part of the exploration program. Under the terms of the amended exploration agreement, both parties agreed to extend the exploration agreement to a five-phase, five-year exploration program to include Tecolote. Cameco has committed $4.3 million to increase its interest to 70% in the expanded program. Cameco will fund and be the exploration operator for Phase III. In addition to adding the 22,700 acres of Tecolote, the lease option amendment extended the original lease to 60 months with the election date to lease the acreage for production now being November 30, 2015.

Acquisition of Neutron Energy Inc. and Financing Agreement

        In August 2012, we completed the acquisition of 100% of the equity capital (the "Transaction") of Neutron Energy, Inc. ("Neutron").

        Neutron has significant uranium exploration and development assets located in the Grants Mineral Belt of New Mexico, including the Cebolleta and Juan Tafoya projects that cover 10,814 acres and host, in total, 34.8 million pounds U3O8 of in-place non-reserve mineralized uranium material. The Cebolleta property contains 6.68 million tons of mineralized material at a grade of 0.176% U3O8 and 4.5 million tons of mineralized material at a grade of 0.09% U3O8, while the Juan Tafoya property contains 3.81 million tons of mineralized material at a grade of 0.149% U3O8 and 0.39 million tons of mineralized material at a grade of 0.112% U3O8. These properties are located on private lands and are planned to be mined using conventional techniques. Neutron also holds a suite of properties that neighbor certain URI properties west of Mt. Taylor, in the Ambrosia Lake region and host, in total, 8.6 million pounds U3O8 of in-place non-reserve mineralized uranium material. These properties contain 3.2 million tons of mineralized material at a grade of 0.148% U3O8. Most of the mineralized material at the Ambrosia Lake projects is planned to be mined using conventional techniques, while there may be small isolated pockets which can be mined by ISR techniques. Neutron also has uranium assets in South Dakota and Wyoming.

        As part of the Transaction, RCF purchased $20 million of the Company's common stock to retire the majority of Neutron's outstanding debt owed to RMB Australia Holdings Limited ("RMB"). The remainder of Neutron debt owed to RMB was converted into URI common stock, resulting in URI acquiring Neutron on a debt-free basis. RCF also provided $15 million in funding to URI through a private placement of $10 million at the time the merger agreement was signed and an additional $5 million after close of the merger.

        The benefits of the merger to URI include that it positions the Company as one of the largest U.S. uranium development companies with total New Mexico land holdings for the combined company of over 206,600 acres, hosting more than 144.8 million pounds of uranium. The transaction also added properties with resource development synergies on existing URI properties in the Ambrosia Lake region as well as a previously permitted, conventional mill site that provides URI with additional options for development of its conventional assets.

URI New Mexico Assets

        URI holds a NRC source materials license to build and operate an ISR uranium processing facility on company-owned property in McKinley County, New Mexico. The license allows for ISR mining at the Churchrock and Crownpoint projects that together hold nearly 34 million pounds U3O8 of in-place mineralized uranium material. The license allows for the production of up to 1 million pounds per year from Churchrock Section 8 until a successful demonstration of restoration is made; after which the quantity of production can be increased and mining on other properties covered by the license can begin. Total production under the license is limited to 3 million pounds U3O8 per year. The Company completed a technical report on its Churchrock Section 8 project which was subjected to a peer review by an independent engineering firm in order to validate the economic determinations and engineering plans. The feasibility study was completed by the engineering firm in 2012. The Company's ability to begin plant construction and wellfield development in New Mexico is subject to the receipt of necessary approvals for access to the property (See Item 2. "Properties—New Mexico—Churchrock/Mancos") and availability of financing. Plans are to initially transport uranium loaded resin to the Company's South Texas processing facility which is expected reduce capital requirements and accelerate the process to get to production.

        Exclusive of the Neutron properties acquired in the Transaction, the Company owns 183,000 acres of mineral holdings in New Mexico that contain approximately 101.4 million pounds U3O8 of in-place mineralized uranium material that has been verified by an independent engineering firm. A substantial amount of our acreage remains unexplored or currently has insufficient data to estimate in-place mineralized materials. These properties were acquired during the 1980s and 1990s along with a vast database of exploration logs and drill results that were developed by Conoco, Homestake Mining, Mobil Oil, Kerr-McGee, Phillips Petroleum, United Nuclear and Westinghouse Electric Corporation. Three of our properties were in various stages of being developed as conventional underground mines in the early 1980s with a total designed capacity to produce approximately 4.5 million pounds U3O8 per year. We also possess a 16.5% royalty interest on a partial section of the inactive Mount Taylor Mine owned by Rio Grande Resources, a division of General Atomics.

        Since 2007, we have scanned approximately 18,800 drill logs in order to secure the data and we plan to continue these efforts as well as begin to digitize this data to allow for analysis of drill hole information using modern resource modeling techniques. These logs total nearly 23 million feet of hole drilled in the 1970s and 1980s with an estimated drilling and logging replacement cost of $700 million.

        URI plans to utilize its historic exploration database to assess the projects that comprise its New Mexico resource base to determine the most economic and efficient mining method for each project and prioritize the future development of these assets as well as continue to advance uranium asset consolidation activities. The Company will continue to advance its discussions with entities that would benefit from the production of the uranium and continue outreach and communication efforts with the local communities, federal, State and local governments and the Navajo Nation to address legacy issues while continuing education efforts on the safety of today's uranium mining practices with the objective of bridging the gap that currently exists between uranium mining entities and others with stakeholder interests in the State.

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

        Key operational elements of URI's plan for its Texas properties include (1) positioning the Company to return to sustainable production in Texas by continuing to evaluate potential brownfield and greenfield exploration opportunities, advancing phase III of the Los Finados/Tecolote exploration project and evaluating synergistic opportunities on existing resources held by other entities and (2) continuing to maintain restoration activities in South Texas in accordance with the Company's existing agreements and regulatory requirements.

Uranium Reserves/Mineralized Material

        In accordance with the Securities and Exchange Commission's (the "SEC") Guideline on Non-Reserve Mineralized Material, and as shown in the following table, we estimate 144.8 million pounds of in-place mineralized uranium material on our New Mexico properties as of December 31, 2012. The estimate for each New Mexico property is based on studies and geologic reports prepared by prior owners, along with studies and reports prepared by geologists engaged by the Company. With the exception of the Cibola property, the estimates presented below were reviewed and affirmed by Behre Dolbear & Company (USA), an independent private engineering firm in their report dated February 26, 2008. Non-reserve mineralized material attributed to the Cibola property was reviewed and verified in a Technical Report prepared by Broad Oak Associates, dated January 14, 2011. Since the date of the reports, the Company has maintained its ownership position of these properties, the properties have not been subject to any production activities and the estimates remain unchanged.

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED
MATERIAL IN NEW MEXICO

Property	Tonnage Millions	Grade Percent	Non-Reserve Mineralized Material Millions of Lbs. U3O8
Mancos	5.2	0.11%	11.3
Churchrock	7.8	0.12%	18.6
Nose Rock	7.6	0.15%	21.9
Cibola	10.5	0.17%	34.8
West Largo	2.8	0.30%	17.2
Roca Honda	3.9	0.19%	14.7
Crownpoint	4.8	0.16%	15.3
Ambrosia Lake	3.4	0.16%	11.0

Total			144.8

        The Company believes the Mancos, Churchrock and Crownpoint properties will be amenable to ISR mining methods, the Roca Honda to conventional mining and the Nose Rock, West Largo and Ambrosia Lake to ISR and/or conventional mining methods.

        Additionally, as described in the Technical Report on the Uranium Resources at the Cibola Project, we have historical reports prepared by prior operators and their independent consultants that show the St. Anthony area of the Cibola property contains 4.5 million tons of non-reserve mineralized material at an average grade of 0.09%. This non-reserve mineralized material is considered historical in nature and no other calculations have yet been completed because the St. Anthony digital data base preparation and modeling is continuing. Upon completion of the modeling we anticipate the technical report will be updated by the independent firm.

        The following table summarizes our estimates of Proven Reserves for our Kingsville Dome and Rosita properties in South Texas. These estimates have been produced by the Company's professional engineering and geologic staff.

SUMMARY OF IN-PLACE RESERVES IN SOUTH TEXAS

Property	Tonnage Millions	Grade Percent	Proven Uranium Reserves Millions of Lbs. U3O8 at 12/31/2012
Kingsville Dome	0.035	0.071%	0.050
Rosita	0.133	0.080%	0.224
Rosita South(1)	0.129	0.077	0.198
Rosita(1)	0.112	0.086	0.192

Total			0.664

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

        The Itochu Contract.    Under the Itochu contract all production from the Vasquez property was sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $6.50 per pound, with a floor for the spot price of $37.00 per pound and a ceiling of $46.50 per pound. Other Texas production will be sold at a price equal to the average spot price for the eight weeks prior to the date of delivery less $7.50 per pound, with a floor for the spot price of $37.00 per pound and a ceiling of $43.00 per pound. On non-Vasquez production the price paid will be increased by 30% of the difference between the actual spot price and the $43.00 ceiling up to and including $50.00 per pound. If the spot price is over $50.00 per pound, the price on all Texas production will be increased by 50% of such excess. The floor and ceiling and sharing arrangement over the ceiling applies to 3.65 million pounds of deliveries, after which there is no floor or ceiling. Itochu has the right to cancel any deliveries on six-month's notice. Since the inception of the new contract through December 31, 2012, we have delivered approximately 510,000 pounds to Itochu.

        The UG Contract.    Under the UG contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%. In consideration of UG's agreement to restructure its previously existing contract, we paid UG $12 million in cash. Through December 31, 2012, we have delivered approximately 482,000 pounds to UG.

        The Itochu and UG contracts contain provisions which exclude the Company's requirement to deliver uranium produced from two specifically identified large ranch properties in South Texas. Uranium produced from the Company's Los Finados project is one of the properties that is not subject to the conditions of these contracts.

Overview of the Uranium Industry

        The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association ("WNA"), as of February 2013, there were 435 nuclear power plants operable in the world with annual requirements of about 160 million pounds of uranium. In addition, the WNA lists 65 reactors under construction, 167 being planned and 317 being proposed.

        Based on reports by Ux Consulting Company, LLC, ("Ux"), the preliminary estimate for worldwide production of uranium in 2012 is 148 million pounds. Ux reported that the gap between production and demand was filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium, or HEU, inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. These secondary supplies are currently meeting over 25% of worldwide demand but are depleting.

        Spot market prices rose from $21.00 per pound in January 2005 to a high of $136.00 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion or unavailability of secondary supplies. The sharp price increase was driven in part by high levels of utility buying, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure on uranium prices since the third quarter of 2007. In 2012, the spot price of uranium reached a high of $52.50 per pound in January and dropped to a low of $40.75 per pound in November. The year end 2012 spot price was 43.50 per pound. As of February 25, 2013, the spot price was $42.00 per pound and the long-term contract price was $56.00 per pound.

        The following graph shows annual average spot prices per pound from 1992 to 2013 and the average weekly price for the period January 1, 2013 to February 25, 2013, as reported by Ux Consulting.

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

        In the ISR process, groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface. The fluid-bearing uranium is then circulated to an ion exchange column on the surface where uranium is extracted from the fluid onto resin beads. The fluid is then re-injected into the ore body. When the ion exchange column's resin beads are loaded with uranium, they are removed and flushed with a salt-water solution, which strips the uranium from the beads. This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium concentrates. For greater operating efficiency and lower capital expenditures, when developing new wellfields we use a wellfield-specific remote ion exchange methodology as opposed to a central plant as we had done historically. Instead of piping the solutions over large distances through large diameter pipelines and mixing the waters of several wellfields together, each wellfield is being mined using a dedicated satellite ion exchange facility. This allows ion exchange to take place at the wellfield instead of at the central plant. A wellfield consists of a series of injection wells, production (extraction) wells and monitoring wells drilled in specified patterns. Wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. The satellite facilities allow mining of each wellfield using its own native groundwater.

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

        Radioactive Material License.    Before commencing ISR operations in Texas and either ISR or conventional mining activity in New Mexico, we must obtain a radioactive material license. Under the federal Atomic Energy Act, the United States Nuclear Regulatory Commission has primary jurisdiction over the issuance of a radioactive material license. However, the Atomic Energy Act also allows for states with regulatory programs deemed satisfactory by the Commission to take primary responsibility for issuing the radioactive material license. The Commission has ceded jurisdiction for such licenses to Texas, but not to New Mexico. Such ceding of jurisdiction by the Commission is hereinafter referred to as the "granting of primacy."

        The Texas Commission of Environmental Quality (TCEQ) is the administrative agency with jurisdiction in Texas over the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by the United States Nuclear Regulatory Commission.

        See Item 2, "Properties" for the status of our radioactive material license for New Mexico and Texas.

        Underground Injection Control ("UIC") Permits.    The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This law is administered by the United States Environmental Protection Agency (the "USEPA"). However, to avoid the burden of dual federal and state regulation, the Safe Drinking Water Act allows for the UIC permits issued by states to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First, the state's program must have been granted primacy. Second, the USEPA must have granted, upon request by the state, an aquifer exemption. The USEPA may delay or decline to process the state's application if the USEPA questions the state's jurisdiction over the mine site.

        Texas has been granted primacy for its UIC programs, and the Texas Commission on Environmental Quality administers UIC permits. The TCEQ also regulates air quality and surface deposition or discharge of treated wastewater associated with the ISR mining process.

        New Mexico has also been granted primacy for its UIC program. Properties located in Indian Country remain subject to the jurisdiction of the USEPA. Some of our properties are located in areas that may be in Indian Country. The Navajo Nation has been determined eligible for treatment as a state, but it has not requested the grant of primacy from the USEPA for uranium related UIC activity. Until the Navajo Nation has been granted primacy, ISR uranium mining activities within Indian Country will require a UIC permit from the USEPA. Despite some procedural differences, the substantive requirements of the Texas, New Mexico and USEPA underground injection control programs are very similar.

        See Item 2, "Properties" and Item 3, "Legal Proceedings" for a description of the status of our UIC permits in Texas and New Mexico.

        Mining Permits.    All uranium producing states have regulations governing the development, operation and closure of conventional mines, including Texas and New Mexico. In New Mexico, the Mining and Minerals Division of the Energy, Minerals and Natural Resources Department is responsible for issuing permits under the authority of the New Mexico Mining Act of 1978. Well established regulations specify what information is necessary to support mine permit applications and a well-defined application review process. The primary focus of the agency's review is to ensure that the proposed mine will protect the environment surrounding the mine area, comply with relevant environmental standards, and be reclaimed to a self-sustaining ecosystem or other approved post-mine land use. Application reviews require consultation with other state agencies, public notice and public hearing opportunities. In addition to mine permits, a discharge permit must be obtained from the New Mexico Environment Department for mine facilities such as ore pads, waste rock piles and tailings impoundments.

        Other.    In addition to radioactive material licenses and UIC permits, we are also required to obtain from governmental authorities a number of other permits or exemptions, such as for wastewater discharge, for land application of treated wastewater, and for air emissions.

        In order for a licensee to receive final release from further radioactive material license obligations after all of its mining and post-mining clean-up have been completed, approval must be issued by the TCEQ for Texas properties along with concurrence from the United States Nuclear Regulatory Commission and for properties in New Mexico by the United States Nuclear Regulatory Commission.

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

Reclamation and Restoration Costs and Bonding Requirements

        At the conclusion of ISR mining, a mine site is decommissioned and decontaminated, and each wellfield is restored and reclaimed. Restoration involves returning the aquifer to its pre-mining use and removing evidence of surface disturbance. Restoration can be accomplished by flushing the ore zone with native ground water and/or using reverse osmosis to remove ions, minerals and salts to provide clean water for reinjection to flush the ore zone. Decommissioning and decontamination entails dismantling and removing the structures, equipment and materials used at the site during the mining and restoration activities.

        The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has a combination of bank Letters of Credit (the "L/Cs") and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). The L/Cs relate primarily to our operations at our Kingsville Dome and Vasquez projects and amounted to $5,873,000 and $5,858,000, at December 31, 2012 and 2011, respectively. The L/Cs are collateralized in their entirety by certificates of deposit.

        The performance bonds were $2,834,000 on December 31, 2012 and 2011, and related primarily to our operations at Kingsville Dome and Rosita. USF&G has required that the Company deposit funds fully collateralizing the bonds.

        We estimate that our actual reclamation liabilities for prior operations at Kingsville Dome, Vasquez and Rosita at December 31, 2012, are about $6.7 million of which the net present value of $4.5 million is recorded as a liability on our balance sheet as of December 31, 2012.

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

Item 1A.    Risk Factors.

        Our business activities are subject to significant risks, including those described below. Every investor or potential investor in our securities should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We may not have sufficient cash to fund our operations through December 31, 2013, and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

        We had $4.7 million in cash at December 31, 2012. Even with the net proceeds from our February 2013 rights offering, we currently do not have sufficient cash to fund our operations through December 31, 2013 and we will need to raise additional capital to fund our operations through December 31, 2013 and beyond. Additional financing may come in the form of an offering of common stock or other securities, sales of common stock pursuant to our at-the-market financing arrangement with BTIG LLC or borrowings from a bank or one of our stockholders. If additional shares are issued to raise capital, our existing stockholders will suffer dilution to their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. Our ability to obtain additional financing is subject to a number of factors, including the market price of uranium, market conditions, investor acceptance of our business plan and investor sentiment. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all.

        If adequate funds are not available, we may be required to change our planned business strategies. Among other things, we may not be able to successfully develop our properties. There can be no assurance that we will be able to raise sufficient funds to allow the Company to move forward with its future development. If we are unable to secure additional capital, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholders to lose their entire investment.

The Company is not producing uranium at this time. As a result, we currently have no sources of operating cash. If we cannot monetize certain existing Company assets, partner with another company that has cash resources, find other means of generating revenue other than uranium production and/or access additional sources of private or public capital, we may not be able to remain in business.

        As a result of low uranium prices, we ceased production of uranium in 2009. While we have approximately 664,000 pounds of in-place uranium mineralized material at our South Texas properties, we are not planning to commence production at any of our South Texas properties until we are able to acquire additional reserves and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year. Our ability to begin plant construction and wellfield development in New Mexico is subject to the receipt of necessary approvals for access to the property, availability of financing and activation of our permits and licenses. Our ability to initiate construction and development is dependent on resolution of access issues relating to Churchrock Section 8 (see "—The Navajo Nation's ban on uranium mining in what it considers to be Navajo Indian Country and its opposition to the transportation of radioactive substances over and across what it views as Navajo Nation lands may have a material adverse effect on our future operations" below). In addition, we expect that we will need to secure significant capital for the development of our Churchrock project in advance of beginning development activities on the project. We do not have a committed source of financing for the development of our Churchrock project. There can be no assurance that we will be able to obtain financing for this project or our other New Mexico projects. Our inability to develop the New Mexico properties would have a material adverse effect on our future operations.

        Until we begin uranium production we have no way to generate cash inflows unless we monetize certain Company assets or through financing activities. Our future uranium production, cash flow and income are dependent upon the results of exploration as well as our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we cannot monetize certain existing Company assets, partner with another company that has cash resources, find other means of generating revenue other than uranium production and/or access additional sources of private or public capital, we may not be able to remain in business and our stockholders may lose their entire investment.

Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

        We have deferred activities for exploration, delineation and development of new wellfields at all of our South Texas projects except for the Los Finados/Tecolote project. This decision limits our ability to be immediately ready to begin production should uranium prices improve suddenly. Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate URI's or Neutron's business at a level that will permit us to cover our fixed costs or to remain in operation.

The Navajo Nation's ban on uranium mining in what it considers to be Navajo Indian Country and its opposition to the transportation of radioactive substances over and across what it views as Navajo Nation lands may have a material adverse effect on our future operations.

        In April 2005, the Navajo Nation ("Nation") Council passed the Diné Natural Resources Protection Act of 2005, 18 Navajo Nation Code §1303, which prohibits uranium mining and processing on any sites within "Navajo Indian Country" as defined by 7 Navajo Nation Code § 254(A). The ban may impede or prevent us from developing and operating our properties located in federally defined Indian Country for two reasons. First, the Navajo Nation takes a more expansive view of its own jurisdiction over "Navajo Indian Country" than does current federal law. Specifically, 7 N.N.C. § 254(A) provides that the term "Navajo Indian Country" applies to all land within the exterior boundaries of the Navajo Indian Reservation or of the Eastern Navajo Agency, Navajo Indian allotments, dependent Indian communities, and all land held in trust for, owned in fee by, or leased by the United States to the Navajo Nation. This may conflict with federal law as codified by Congress and interpreted by the federal courts. The term "Indian Country" is derived from jurisdictional determinations in criminal law enforcement proceedings under the federal Indian Country statute, 18 U.S.C. § 1151, and understood to encompass territory situated within Indian reservations, land owned by Indian Allottees, and land within a dependent Indian community. Second, while the United States Court of Appeals for the Tenth Circuit has specifically held, en banc, that the Company's Section 8 property in Churchrock, New Mexico is not Indian Country, approximately 32.5% of our in-place mineralized uranium material is located elsewhere in federally defined Indian Country. Consequently, with respect to the Navajo Nation, our ability to mine will be adversely affected unless Navajo law is modified or a waiver or other exemption is provided.

        In February 2012, the Navajo Nation Council passed The Radioactive and Related Substances, Equipment, Vehicles, Persons and Materials Transportation Act of 2012 which would prohibit the transport across Nation lands of any equipment, vehicles, persons or materials for the purposes of exploring for or mining, producing, processing or milling any uranium ore, yellowcake, radioactive waste or other radioactive products on or under the surface of or adjacent to Nation lands unless the transporter has first (i) obtained Nation consent and a federal grant of easement, (ii) consented to full subject matter and personal jurisdiction of the Nation, and (iii) agreed to terms and conditions regarding clean-up and remediation. The Act would also require the Navajo Nation Environmental Protection Agency ("NNEPA") to promulgate regulations implementing notice requirements, license fees, bonding requirements, route restrictions and curfews for the transportation of radioactive substances over and across Nation lands or otherwise within Navajo Indian Country. The Act, which may conflict with federal laws and regulations governing the transport of radioactive materials, could have a material adverse effect on our future operations, including our ability to transport equipment and personnel to and from our properties and to transport resin from New Mexico to our processing facilities in Texas.

        In April 2012, the Nation's Division of Natural Resources issued a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the "NOV") against the Company's subsidiary Hydro Resources, Inc. ("HRI"). The NOV assessed a $50 civil assessment for alleged trespass on Section 9, Township 16 North, Range 16 West, N.M.P.M. ("Section 9"), which is land held in trust by the United States for the benefit of the Nation ("Trust Lands"). The NOV stated that HRI's Section 8 Churchrock property cannot be reached from New Mexico State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property. The NOV demanded that HRI cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI either (i) provided documentation of a validly existing right-of-way or easement; or (ii) obtained an appropriate right-of-way from the Nation. In July 2012, HRI and the Nation resolved the NOV by entering into a Temporary Access Agreement

(the "Agreement"). Under the terms of the Agreement, HRI and its contractors may now access Section 8 through either Section 9 or 17 to support site visits by the Nuclear Regulatory Commission and to satisfy other administrative permitting and licensing requirements related to the Churchrock Project. The Agreement does not extend to construction-related or earth-disturbing activities. HRI has further agreed to remediate any radioactive contamination now existing on Sections 8 and 17 surface lands created by prior operators prior to commencing mining operations on Section 8. Under the terms and for the duration of this Agreement, HRI has agreed to the jurisdiction of the Navajo Nation with respect to the subject matter of the Agreement. HRI and the Nation are now actively engaged in settlement negotiations in order to determine effective compliance with the remediation requirement included in the Agreement, including applicable clean-up standards, enforcement, and waste disposal, and to address longer-term surface access to the entire licensed Project site consistent with applicable law. If further agreement with the Nation is not reached, our development plan could be materially adversely affected.

Certain of our mineral properties may be subject to defects in title and we are at risk of loss of ownership.

        Many of our mining properties are unpatented mining claims to which we have only possessory title. The validity of unpatented mining claims is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims or other real property interests that are owned in fee simple. Because unpatented mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and therefore it can be difficult or impossible to confirm that all of the requisite steps have been followed for location, perfection and maintenance of an unpatented mining claim. The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove locatable minerals, such as uranium. We are also allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the public land remains with the federal government. We remain at risk that the mining claims may be lost either to the federal government or to rival private claimants due to failure to comply with statutory requirements. In addition, we may not have, or may not be able to obtain, all necessary surface rights to develop a property.

        We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and develop that property. This could result in us not being compensated for our prior expenditures relating to the property.

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

        The attractiveness of uranium as an alternative fuel to generate electricity may be dependent on the relative prices of oil, gas, coal, and hydro-electricity and the possibility of developing other low-cost sources of energy. If the prices of alternative energy sources decrease or new low-cost alternative energy sources are developed, the demand for uranium could decrease, which may result in a decrease in the price of uranium.

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

Our operations are each subject to environmental risks.

        We are required to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. include the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978, or UMTRCA, Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, the State Mined Land Reclamation Acts or State Department of Environmental

Quality regulations and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the NNEPA, as applicable.

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

        We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation, generally, is toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delays our intended activities.

        Our operations may require additional analysis in the future including environmental, cultural and social impact and other related studies. Certain activities require the submission and approval of environmental impact assessments. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers, and employees. We cannot provide assurance that we will be able to obtain or maintain all necessary permits that may be required to continue our operation or exploration of our properties or, if feasible, to commence development, construction or operation of mining facilities at such properties on terms which enable operations to be conducted at economically justifiable costs. If we are unable to obtain or maintain permits or water rights for development of our properties or otherwise fail to manage adequately future environmental issues, our operations could be materially and adversely affected.

Mine closure and remediation costs for environmental liabilities may exceed the provisions we have made.

        Natural resource companies are required to close their operations and rehabilitate the lands that they mine in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for uranium mining operations are significant and based principally on current legal and regulatory requirements and mine closure plans that may change materially. Any underestimated or unanticipated rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income in the related period.

        The laws and regulations governing mine closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations.

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

Reserve and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including the price of uranium, inherent variability of the ore and recoverability of uranium in the mining process.

        The calculation of reserves, other mineralized material and grading are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves, mineralized material and corresponding grades. Until reserves and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and other mineralized materials and ore may vary depending on the price of uranium. Any material change in the quantity of reserves, other mineralized materials, mineralization or grade may affect the economic viability of our properties.

Our inability to obtain financial surety would threaten our ability to continue in business.

        Future financial surety requirements to comply with federal and state environmental and remediation requirements and to secure necessary licenses and approvals will increase significantly as future development and production occurs at certain of our sites in Texas and New Mexico. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the financial surety instruments will require us to provide cash collateral for a significant amount of the face amount of the bond to secure the obligation. In the event we are not able to raise, secure or generate sufficient funds necessary to satisfy these requirements, we will be unable to develop our sites and bring them into production, which inability will have a material adverse impact on our business and may negatively affect our ability to continue to operate.

Competition from better-capitalized companies affects prices and both our ability to acquire properties and personnel.

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

        Our future uranium production will also compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union and from the sale of uranium inventory held by the United States Department of Energy. In addition, there are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate ISR and/or underground mining facilities. If we are unable to successfully compete for properties, capital, customers or employees or alternative uranium sources, it could have a materially adverse effect on our results of operations.

Because we have limited capital, inherent mining risks pose a significant threat to us compared with our larger competitors.

        Because we have limited capital we may be unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, earthquake, interruptions due to weather conditions and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability.

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

Approximately 38.6% of URI's common stock is controlled by two significant stockholders and management.

        As of March 5, 2013, approximately 38.6% of URI's common stock is controlled by two significant stockholders, including approximately 32.6% controlled by RCF and 4.2% controlled by RMB Australia Holdings Limited ("RMB"). In addition, as of March 5, 2013, our directors and officers are the beneficial owners of approximately 1.8% of our common stock. This includes, with respect to both groups, shares that may be purchased upon the exercise of outstanding options. Under a stockholders' agreement between RCF and the Company, RCF is entitled to have two designees placed in nomination for a seat on the Company's Board of Directors at the 2013 annual meeting, up from one designee at the 2012 annual meeting, and RCF has the right to participate in future equity offerings by the Company in proportion to its percentage ownership of the outstanding shares of the Company's common stock. Such ownership by the Company's principal stockholders, executive officers and directors, and the terms of the stockholders' agreement with RCF, may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price of URI's common stock.

        As of March 5, 2013, 2012, approximately 19.9 million shares of our common stock were outstanding, all of which, except for the shares owned by RCF, RMB and Roth Capital Partners, LLC are freely transferable. As of March 5, 2013, approximately 0.4 million shares of our common stock were reserved for issuance upon the exercise of outstanding options and warrants. The availability for sale of a large amount of shares by any one or several stockholders may depress the market price of our common stock and impair our ability to raise additional capital through the public sale of our common stock. We have has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our common stock of the sale by them of their shares.

Terms of subsequent financings may adversely impact our stockholders.

        In order to finance our future production plans and working capital needs, we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders' rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. We currently have no authorized preferred stock. In addition, if we have to issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

The benefits of integrating the Company and Neutron may not be realized.

        We acquired Neutron on August 31, 2012, through the merger of URI Merger Corporation, a wholly-owned subsidiary of the Company, with and into Neutron, with Neutron surviving the merger as an indirect wholly-owned subsidiary of the Company. To be successful after the merger, we will need to combine and integrate the operations of the Company and Neutron into one company. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If we cannot integrate our and Neutron's businesses successfully, we may fail to realize the expected benefits of the merger.

We may fail to implement an effective system of internal controls with respect to Neutron, which could harm our business.

        If we are not able to establish and maintain effective internal controls with respect to Neutron in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and may be subject to sanctions or investigation by, among others, the NASDAQ Capital Market. Any such action could harm our business or investors' confidence in the Company, and could cause our stock price to fall.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

South Texas

        We currently control three production properties and two exploration properties in the state of Texas. These properties are owned by the Company's wholly owned subsidiary, URI, Inc. The Kingsville Dome, Rosita and Vasquez production properties and the Los Finados/Tecolote exploration property are shown in Figure No. 2.1 and are described below.

 Figure No 2.1. Texas Properties Location Map

Woodsboro
Mathis
Sinton
Rockport
Taft
Orange Grove
Odem
Gregory
Portland
Ingleside
Freer
Rosita Site
San Diego
Alice
Robstown
Corpus Christi
Benavides
Bishop
Corpus Christi Metro.
Kingsville
Vasquez Site
Kingsville Dome Site
Premont
Hebbronville
Falfurrias
Los Finados Property
Port Mansfield
Raymondville
Monte Alto
Faysville
Lyford
Rio Grande City
Sebastian
La Victoria
Alton
Elsa-Edcouch
Sullivan City
McAllen-Edinburg-Pharr-Mission
Santa Rosa
Harlingen-San Benito Metro. Ar
Ranch Road 624
Fm 624
Fm 3162
Us Hwy 59
State Hwy 44
Us Hwy 281
State Hwy 339
Ranch Road 3196
Fm 1329
State Hwy 16
Fm 2295
State Hwy 141
Fm 70
Fm 665
County Hwy 24
Fm 1118
Fm 772
Fm 771
Ranch Road 716
Fm 716
State Hwy 285
State Hwy 359
Ranch Road 1017
Ranch Road 755
Us Hwy 77
Fm 1017
State Hwy 186
Fm 681
Fm 490
Fm 1015
Fm 1420
Fm 507
N
0 2.5 5 7.5 10
Miles
URI, INC.
URI Properties
South Texas
Area Index Map
Kingsville, Texas
March 2011

  Kingsville Dome (Figure 2.2)

        The Property.    The Kingsville Dome property is located in South Texas approximately 35 miles southwest of the city of Corpus Christi. The property consists of mineral leases from private landowners on about 2,434 gross and 2,227 net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25% to 9.375%. The leases have expiration dates ranging from 2000 to 2007, however we hold most of these leases through our continuing restoration activities; and with a few minor exceptions, all the leases contain clauses that permit us to extend the leases not held by production by payment of a per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

        Production History.    Initial production commenced in May 1988. From then until July 1999, we produced a total of 3.5 million pounds. Production was stopped in July 1999, because of depressed uranium prices. We resumed production at Kingsville Dome in April 2006 and produced 94,100 pounds of uranium in 2006, 338,100 pounds in 2007, 252,000 pounds in 2008 and 56,000 pounds in 2009. We have had no production since 2009. We incurred capital expenditures of $690,000, $141,000 and $150,000 in 2012, 2011 and 2010, respectively. Uranium mineralization at the Kingsville Dome property is hosted in the Goliad formation at depths of 600 to 750 feet below the surface.

        Restoration and Reclamation.    During 2012, we conducted restoration activities as required by the permits and licenses on this project spending approximately $1.1 million on restoration activities. In 2011 and 2010, we spent approximately $940,000 and $903,000, respectively.

        There are three TCEQ authorized production areas at the Kingsville Dome project. In 2012, restoration was completed within ten wellfields located in production areas 1 and 2. In 2013, URI will sample and observe the wellfields in production areas 1 and 2 during a stabilization period required by TCEQ rules. Groundwater restoration for production area 3 was conducted throughout 2012. We have completed groundwater restoration in five of the nine depleted wellfields in production area 3 at year end of 2012. We expect that all the production area 3 wellfields at our Kingsville Dome will be restored and placed into stability in 2013. Subject to regulatory approval groundwater restoration will be completed for the entire project. Since we began our groundwater activities in 1998, we have processed and cleaned approximately 2.7 billion gallons of groundwater at the Kingsville Dome project.

        Permitting Status.    A radioactive material license and underground injection control permit have been issued. On September 26, 2012 we filed the requisite application for renewal of our underground injection control permit. As new areas are proposed for production, additional authorizations under the area permit are required.

 Figure No. 2.2. Kingsville Dome Property

  Rosita (Figure 2.3)

        The Property, The Rosita property is located in north-central Duval County Texas, about 14 miles southeast of the town of Freer and 60 miles west-northwest of the city of Corpus Christi. Our property holdings consist of mineral leases from private landowners on about 3,377 gross and net acres and the Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net. The leases provide for sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have expiration dates ranging from 2012 to 2015. We are holding these leases by payment of rental fees ranging from $10 to $30 per acre.

        Production History.    Initial production commenced in 1990. From then until July 1999, URI produced a total of 2.64 million pounds of U3O8. Production was stopped in July of 1999 because of depressed uranium prices. Production from a new wellfield at Rosita wellfield in production area 3 at Rosita was begun in June 2008. However, technical difficulties that raised the cost of production coupled with a sharp drop in uranium prices led to the decision to shut-in this wellfield in October

2008 after 10,200 pounds of U3O8were produced. We had no production from Rosita since 2008. Uranium mineralization at the Rosita property is hosted in the Goliad Formation, at depths of 125 to 350 feet.

        Our capital expenditures at the Rosita project were approximately $78,000, $167,000 and $137,000 in 2012, 2011 and 2010, respectively.

        Restoration and Reclamation.    The Rosita project is comprised of four TCEQ authorized production areas. Production areas 1 and 2 are depleted and groundwater restoration has been completed to regulatory standards. Production areas 3 and 4 contain uranium reserves that have yet to be produced. Production areas 1 and 2 consist of seven wellfields whose groundwater has been restored by the circulation and processing of approximately 1.3 billion gallons of reverse osmosis treated water. In 2012 we were in the final phase of TCEQ required stabilization in production areas 1 and 2 and expect to complete their stability phase in 2013. Following the completion of stability phase the wells in production areas 1 and 2 will be plugged and abandoned.

        Permitting Status.    A radioactive material license and an underground injection control permit have been issued for the Rosita property. On August 30, 2012 we filed the requisite application for renewal of our underground injection control permit. Production could resume in areas already included in existing Production Area Authorizations. As new areas are proposed for production, additional authorizations under the permit will be required.

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

        Production History.    We commenced production from this property in October 2004. Our capital expenditures in 2012 were approximately $102,000. Our capital expenditures in 2011 were approximately $97,000. We had approximately $78,000 in capital expenditures at Vasquez in 2010. We have had no production from Vasquez since 2008.

        Restoration and Reclamation.    We are conducting ongoing restoration and reclamation activities at this project and have spent $640,000, $590,000 and $470,000 in 2012, 2011 and 2010, respectively for such activities.

        The Vasquez project consists of two authorized production areas. Production area 1 consists of five wellfields. At the end of 2012 restoration was substantially complete at all five wellfields and will be completed in 2013. Production area 2 consists of two wellfields where is restoration was completed in 2012. In 2013 we will sample and observe the restoration stability in the wellfields in production area 2. We project that all wellfields at our Vasquez site will be restored and placed into stability in 2013. Subject to regulatory approval groundwater restoration is projected to be completed in all wellfields at the Vasquez project in 2013. Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 566 million gallons of groundwater at the Vasquez Project.

Permitting Status.

        A radioactive material license and an underground injection control permit have been issued for the Vasquez property. On July 10, 2012 we filed the requisite application for renewal of our underground injection control permit.

 Figure No. 2.4. Vasquez Property

  Los Finados/Tecolote Project (Figure 2.5)

        On December 30, 2010, we entered into a three year lease option agreement with a large Texas landowner for the exploration of 53,524 acres in Kenedy County, Texas. The agreement includes an option to lease the acreage for future uranium production.

        The property is located about 59 miles south-southwest of Corpus Christi, within the prolific South Texas uranium district which has been a major producer of uranium for half a century. Situated near uranium mining operations that produce from the Goliad Formation, the property also hosts several oil and gas fields and is bisected by a major sandstone depositional channel system. The geologic, stratigraphic, and geochemical factors present in the Los Finados/Tecolote property area are considered to be favorable features for localizing sandstone-hosted uranium deposits. Samples collected from a number of wells on the property contain levels of uranium or uranium decay products that indicate anomalously high concentrations of U3O8 in nearby rock.

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

        In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. ("CTI"), a subsidiary of Cameco Corporation (NYSE: CCJ) on the Los Finados project. The agreement with CTI also includes a three phase exploration program. We completed Phase I of the project in November, 2011 and Phase II of the project in December 2012. The Company and CTI committed to Phase III of the program in December, 2012. Under this agreement, CTI will fund the majority of the exploration costs and can earn up to a 70% interest in the project in consideration for their investment. Upon execution of the exploration agreement, CTI paid the Company $300,000.

        In December 2012, the Company signed an amendment to the Los Finados exploration lease which added approximately 22,700 net acres, known as Tecolote, north of the Los Finados exploration program. The additional acreage is identified as the Tecolote project. In addition, the amendment extended the term of the exploration lease by two years, to November 30, 2015 and it also deemed complete the Company's exploration obligations under the Los Finados program. Under the amendment, the exploration program commitment for the Tecolote project for 2013, 2014 and 2015 was amended to include minimum exploration obligations of one hundred exploration wells or $1.0 million investment for the year ended November 30, 2013, one hundred fifty exploration wells or $1.5 million investment for the year ended November 30, 2014 and two hundred exploration wells or $2.0 million investment for the year ended November 30, 2015. Investment or drilling in excess of the minimum requirement in any year counts toward the following year's requirements. The expansion of the agreement to the Tecolote project also terminated the Company's right to exercise its lease option on the Los Finados project.

        At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves. The uranium would be processed at URI's Kingsville Dome or Rosita processing facility, with CTI's share of production being processed under a toll processing agreement with URI.

  Tecolote Project (Figure 2.5)

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

 Figure No. 2.5. Los Finados Property

Rosita Site
Vasquez Site
Kingsville Dome Site
Tecolote Property
KENEDY
COUNTY
Mathis
Sinton
Taft
Orange Grove
Odem
Portland
Gregory
Ingleside
Freer
San Diego
Alice
Robstown
Corpus Christi
Benavides
Bishop
Kingsville
Premont
Hebbronville
Falfurrias
Port Mansfield
Raymondville
Monte Alto
Faysville
Lyford
Sebastian
Rio Grande City
La Victoria
Alton
Santa Rosa
Us Hwy 59
State Hwy 44
Us Hwy 281
State Hwy 339
Ranch Road 3196
Ranch Road 2295
Ranch Road 1329
Fm 2295
State Hwy 141
Fm 665
County Hwy 24
Fm 70
Fm 1118
Fm 771
Ranch Road 716
Fm 716
State Hwy 285
Ranch Road 1017
Ranch Road 755
Fm 1017
Fm 681
State Hwy 186
Fm 490
Us Hwy 77
State Hwy Park Rd
LEGEND
Tecolote Property
0 2.5 5 10
Miles
N

FIGURE 2.5

URI PROPERTY
TECOLOTE
BOUNDARY MAP

Kenedy County, Texas

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

 Figure No. 2.6. Marshall Exploration Property

New Mexico

        General.    We hold a significant range of properties throughout the extent of the Grants mineral belt of west-central New Mexico (Figure 2.7). Included within our property portfolio are fee lands that we own and some which are leased from third parties, patented and unpatented mining claims (that we own as well as others that are leased), one State of New Mexico mineral lease, and some surface leases. Collectively, this property position represents one of the largest mineral rights holdings in the Grants mineral belt.

        The Grants mineral belt is an approximately 100 mile long northwesterly trending belt of sandstone-hosted uranium deposits that historically been the largest producer of uranium in the United States. During the period of mining activity, between the early 1950's and the mid-1980's more than eighty underground and open pit mines were developed and operated. At various times during the productive life of the belt as many as six uranium processing mills were built and operated by The Anaconda Company, Homestake Mining Company, Kerr-McGee, Phillips Petroleum, and United Nuclear. Historically, the Grants mineral belt was the largest source of uranium in the United States.

        To date we have expended approximately $13.8 million on permitting and associated activities and studies relating to permitting efforts on our New Mexico properties. Additional expenditures, at a level that we are not yet able to estimate, but could be material will be required in order to advance our various projects in this area Future expenditures could be material, and will be incurred over a period of several years.

Figure No. 2.7. Location of New Mexico Properties

  Churchrock/Mancos (Figure 2.8 following)

        General.    We hold an extensive property position in the Churchrock mining district, the western-most part of the Grants mineral belt. The Churchrock/Mancos project is situated approximately 13 miles northeast of the town of Gallup and 110 miles west-northwest of the city of Albuquerque. The landform of the project area is best described as an open, slightly sloping canyon surrounded to the north, east, and west by talus slopes grading to table land or mesa.

        We hold granted water rights for the Section 8 deposit, and electrical power is available within the immediate vicinity of our property holdings.

        The Property.    The Churchrock project encompasses about 3,458 gross and net acres. The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. See Item 3. "Legal Proceedings."

        The Churchrock Section 8 Uranium property is about 10 miles northeast of Gallup, NM. It is located north of Highway 40 on NM Highway 566. The land is best described as an open, slightly sloping canyon surrounded to the north, east, and west by talus slopes grading to table land or mesa.

        The Company's access to Section 8 is expected to be by the proposed construction of a highway turnout from Highway 566. Due to our planned increases in construction and operational traffic, this turnout will provide safe access to the Project. This proposal requires approval of rights-of-way for the turnout by the Land Office, Navajo Nation and Department of the Interior. Construction of the turnout will begin after the appropriate approvals are obtained. If this approval is not obtained, the Company will explore alternative means of access. Access to the Mancos project is via 4-wheel drive ranch roads west of State Highway 566.

        We hold an NRC license for and own the mineral estate in fee for the 200 acres located in NE 1/4 and the SW 1/4 of the NW 1/4 of Section 17, T16N, R16W. The balance of the 440 acres of mineral Section 17, T16N,R16W is also held in fee. In Section 8, T16N, R16W, we own the SE 1/4 in fee and are licensed by the NRC. We hold the minerals in the rest of the section with 26 unpatented federal mining claims (UNC1A thru UNC 26). For the Mancos Property, we own the minerals in Section 13, T16N, R17W, in fee, the minerals in the NW 1/4 of Section 7, T16N, R16W, in fee and hold the minerals in the E 1/2 of Section 12, T16N, R17W, with 20 unpatented federal mining claims (KP1A thru KP5A, KP19, KP36, 121617-14A thru 121617-18A, 121617-20A thru 121617-23A and 121617-32A thru 121617-35A). The federal unpatented mining claims are all held through the payment of a $140.00 assessment fee each year on each claim.

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

        Development Plan.    In December, 2012 an independent engineering and consulting firm completed a feasibility study on the potential development of the Section 8 mineralized area. We anticipate that Churchrock will be the first of our New Mexico properties we will develop. We spent about $2.8 million, $59,000 and $139,000 in 2012, 2011 and 2010, respectively, for permitting activities and land holding costs.

        Water Rights.    The New Mexico State Engineer approved our water rights application in October 1999 and granted us sufficient water rights for the life of Churchrock.

        Permitting Status.    We have the radioactive material license for Section 8. With respect to the UIC permits, see Item 3. "Legal Proceedings." We do not plan to pursue permits for Mancos at this time.

Figure No. 2.8. Churchrock / Mancos Property Mineral Ownership

  Crownpoint (Figure 2.9 following)

        General.    Our Crownpoint project is located at the village of Crownpoint, approximately 35 miles northeast of the town of Gallup and 95 miles northwest of the city of Albuquerque. Exploration programs carried out during the 1970's by Mobil Oil, Conoco and Teton/UNC outlined several areas of uranium mineralization within and adjoining the town site. Mobil Oil conducted an in-situ recovery test on a portion of their properties, but did not develop a commercial scale ISR operation. Conoco, in partnership with Westinghouse, began development of a conventional underground mine on a part of their property holdings, but never completed the mine, and never produced any uranium from their properties. Both development programs were curtailed due to the collapse of the uranium market in the early 1980's.

        Rail service is available along the BNSF transcontinental railroad twenty miles south of the project area, commercial air service is available at both Gallup and Albuquerque, water and electrical service is available in Crownpoint.

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

        Development Plan.    We spent about $283,000, $9,000 and $3,000 in 2012, 2011 and 2010, respectively, for permitting activities and land holding costs.

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

        Permitting Status.    We hold an NRC license to allow ISR and uranium processing activities at the Crownpoint site.

 Figure No. 2.9. Crownpoint Property Mineral Ownership

  Nose Rock (Figure 2.10 following)

        General.    Our Nose Rock project is situated in west-central New Mexico, about 45 miles northeast of the town of Gallup and 94 miles northwest of the city of Albuquerque. It is the former site of an extensive underground uranium mine development program, carried out by the minerals department of Phillips Petroleum, who abandoned the project during the early 1980's uranium price down-turn. The project is north of the generally accepted northern boundary of the Grants mineral belt.

        Properties.    We control extensive mineral rights at the Nose Rock project, covering an area of approximately 6,400 acres, which we own outright. Our mineral rights are situated in sections 10, 11, 15, 17, 18, 19, 20, 29, 30, and 31, Township 19 north, Range 11 West, McKinley County, New Mexico. The surface estate over our deeded mineral rights is owned in fee by the Navajo nation.

        There is no meaningful infrastructure present at the project.

        Accessibility.    Access to the project area is quite good, as New Mexico State highway 371 passes within six miles, and Tribal highway 9, which connects with highway 371 is within three miles of the southern boundary of the project. A paved mine access road connects the project with Tribal highway 9.

        History.    The uranium deposits at the Nose Rock project were discovered by geologists of the Phillips Petroleum Company in 1973 after a careful analysis of geologic characteristics of mineral discoveries along the western end of the Grants mineral belt. Prior to the discovery of the Nose Rock mineral system there were no uranium deposits known to exist in the general area. Phillips drilled more than 3,000 holes to define the mineralization prior to undertaking an extensive mine development program at Nose Rock. The development program included the construction of an extensive surface support facility, as well as developing three shafts, each with depths exceeding 3,200 feet below the surface. The project was abandoned in the early 1980's, because of the uranium market downturn, and no commercial amounts of uranium were ever produced from the mine.

        Mineralization.    The uranium deposits at the Nose Rock project are hosted within sandstone units of the Westwater Canyon Member of the Jurassic-age Morrison Formation. Much of the mineralization at Nose Rock appears to be concentrated in "C" or crescent-shaped rolls that are reminiscent of the "classical" roll fronts of the Wyoming Basins and South Texas uranium province, but the Nose Rock features are of a larger scale. The nature and origin of the mineralization at Nose Rock remains a matter of debate.

        Environmental and Permits.    Although Phillips carried out biological and cultural resource studies of the project area, we have not expanded upon that earlier work, and we do not hold any permits for either drilling or mine development at the project.

        Situated within the San Juan Basin, and at a depth ranging from 3,000 to nearly 3,900 feet below the surface, there is a considerable volume of groundwater present in the deposit. Control of this groundwater will be a key to efficiently developing the project.

 Figure No. 2.10. Nose Rock Property Mineral Ownership

  West Largo (Figure 2.11 following)

General:

        The West Largo property is comprised of six contiguous sections of land located in McKinley County, west-central New Mexico about 25 miles north of the town of Grants, New Mexico and 78 miles northwest of the city of Albuquerque. The southern part of the project area adjoins the northwestern edge of the Ambrosia Lake mining district, which was the largest uranium producing area in the United States.

Properties:

        The West Largo project lands are comprised of 75 unpatented lode mining claims that were staked in Sections 20 and 28, and four sections of fee mineral rights in Sections 17, 19, 21 and 28, all situated in Township 1 North, Range 10 West. Collectively the properties cover an area of approximately 3,840 acres. Our interest in these properties is 100 percent. The surface estates for Sections 17 and 21 are Navajo allotments, the surface over the unpatented lode mining claims in sections 20 and 28 is Public Domain managed by the US Bureau of Land Management, the surface for Section 19 is held in trust for the Navajo Nation, and the surface of Section 29 is owned by the Elkins Ranch. We do not hold any surface access rights or agreements for Sections 17, 19 or 21. There are no work or royalty obligations for the unpatented lode mining claims, which are owned by us. The claims are subject to maintenance payments to the Bureau of Land Management of $140 per claim per year.

        A production royalty of 2.5 percent of "ore value" is due to the Elkins Ranch for any production from Section 29.

Accessibility:

        Access to the vicinity of the West Largo project is good, as a paved highway, NM-509 passes within three miles of the eastern edge of the property. A circuitous nine-mile four-wheel drive dirt road is present to the south central part of the project area, but it can become difficult to travel during times of rain or snow storms. Due to the rugged terrain of the project area—canyons and mesas—access within the project area is difficult.

History:

        Uranium exploration was initially carried out (1968) in the West Largo project area by Gulf Mineral Resources, with additional exploration programs subsequently undertaken by Kerr-McGee, Pathfinder Mines and Santa Fe Minerals. Within the lands we control, these companies drilled nearly 1,600 holes to discover and partially define several sandstone-hosted uranium deposits on the properties. There have been no efforts to develop the uranium mineralization present at the West Largo project and there is no infrastructure present on the properties.

Mineralization:

        Uranium mineralization at the West Largo project is hosted in five sandstone units of the Westwater Canyon Member of the Jurassic-age Morrison Formation, which is the dominant host unit for uranium deposits throughout the Grants mineral belt. The mineralized units are present at depths generally ranging from 1,800 to more than 2,700 feet below the surface. The mineralization, which appears to have characteristics of "redistributed" deposits, is generally present along a north 70o west trend that extends for a distance of at least 4.25 miles, and attains a width of up to 500 feet.

Environmental and Permits:

        We do not hold any permits for exploration or mining activities, and we have not undertaken any environmental or cultural resource surveys to support permit applications.

 Figure 2.11. West Largo Property Mineral Ownership

  Roca Honda (Figure 2.12 following)

General:

        Our Roca Honda project is located near the village of San Mateo, in west-central New Mexico, approximately 17 miles north-northeast of the town of Grants and 63 miles northwest of Albuquerque. The project is located in an area that hosts several large-scale uranium deposits, including Rio Grande Resources' Mt. Taylor mine and Strathmore Minerals/Roca Honda Resources' undeveloped Roca Honda deposit.

Properties:

        We own thirty-six unpatented lode mining claims situated in Section 8 (Roca Honda #'s 55-63, 82-90, 109-117, and 136-144), lease 31 unpatented claims (Gil 3-7, 9-11, 91, 92, and 122-142) in Section 11, and own fee mineral rights covering Sections 13, 15 and 17 all in Township 13 North, Range 8 West. Collectively, our mineral rights holdings in the Roca Honda project area are approximately 3,085 acres.

        The surface over the claims in Section 11 is Public Domain and is within the boundary of the Cibola National Forest, and the surface over the Section 8 claims is also Public Domain, but is under the jurisdiction of the US Bureau of Land Management. The surface over Section 12 is owned by Rio Grande Resources, and the surface of Sections 15 and 17 is owned by the Fernandez Company (Lee Ranch).

        The Gil mining claims located in Section 11 are part of a lease agreement covering a larger land package with two individuals. Under the terms of the lease agreement we are obligated to make annual "advanced royalty" payments of $240,000 and pay a production royalty of 5% percent of "gross market value" for any minerals sold from the properties. The annual "advanced royalty payments are recoverable from the future production royalties. The lease has an initial term of ten years and a secondary term of 65 years, as long as we continue to make annual payments.

Accessibility:

        New Mexico State highway 605 (the San Mateo Road) provides excellent all-weather access to the project area for all types of motor vehicles. A series of dirt roads and tracks connect the various properties with Highway 605, and these generally unimproved roads can become impassible during periods of rain or snow.

        Regularly scheduled commercial airline service is available in Albuquerque, 63 miles southeast of the property, and rail service is available at the towns of Grants and Milan, approximately 17 miles south of the project. Ample water supplies are thought to be available in the immediate area, and the northern part of the project is traversed by a major electrical transmission line.

History:

        Uranium mineralization was discovered on the Lee Ranch (Section 13, Township 13 North, Range 8 West) by the Fernandez Joint Venture (Kerr Addison Mines, Noranda, and Amerada Hess Corporation) in the fall of 1968, and Ranchers Exploration discovered the Johnny M deposit in the same general region in 1969. These discoveries of uranium mineralization in the Roca Honda area represented a significant eastward expansion of the trend of mineralization from the Ambrosia Lake mining district. In the late 1970's and early 1980's, various operators drilled 620 exploration holes on the property, and in the late 1980's, Kerr-McGee sank a shaft to a depth of 1,475 feet on Section 17 to develop the property, then known as the Lee mine. The shaft was stopped short of the ore zone and the mine closed down when uranium prices fell in 1983.

        Initial exploration drilling was carried out on the Deep Rock target by the Anaconda Company (who drilled three holes). The target area was first explored in a comprehensive way by the minerals division of Continental Oil Company (Conoco) in the late 1970's. Conoco drilled 14 holes (one hole was terminated prior to reaching the target horizon), and encountered uranium mineralization in Westwater Canyon sandstones, although they did not follow-up on this work due to a precipitous drop in the uranium price. During the 1980's, Homestake Mining Company drilled one additional hole in the mineralized zone, and encountered similar mineralization to what had been intersected by Conoco in the same area. There has been no physical work on the Deep Rock target since the completion of the Homestake drilling program.

        There has been no commercial uranium production from any of the properties that make up the Roca Honda project and there is no useable infrastructure anywhere on the properties.

        URI has not conducted any physical work on the project.

Mineralization:

        Mineralization occurs in the Westwater Canyon Member of the Jurassic-age Morrison Formation at depths ranging from 1,700 on Section 17 to over 3,300 feet in Section 13. Mineralization is hosted in various sandstone units within the Westwater Canyon. The mineralization in this part of the Grants mineral belt is generally associated organic carbon (humate) that localized concentrations of uranium into discrete mineralized bodies that are referred to as "trend" deposits. This "trend" type of mineralization is not amenable to in-situ recovery methods because of the chemical characteristics associated with the organic carbon.

        There are several discrete bodies of uranium mineralization on our properties, on Sections 17, 15 and 13, as well as preliminary indications of mineralization from wide-spaced drilling in Section 11 (the Deep Rock target). The mineralized zones within the Westwater Canyon Member range in depth from about 1,500 feet on the west side of the project area (Section 17) to more than 3,000 feet on the east side (sections 11 and 13). Portions of the mineralization in Sections 15 and 11 are part of a broad zone of sandstone-hosted mineralization that is also present on Strathmore Minerals/Roca Honda Resources' adjoining Roca Honda project.

Environmental and Permits:

        Preliminary biological and cultural resource inventories have been carried out on Section 11 in support of a Plan of Operations (US Forest Service) and State of New Mexico drilling permit application, which is pending the completion of an Environmental Impact Statement (EIS). The EIS work is being carried out by the US Forest Service on lands that they manage in (Section 11 only) and adjoining the Roca Honda project that are being considered as exploration drilling targets by URI and others who hold mineral rights in the area.

        At the present time we do not hold any permits for drilling or mining activities.

 Figure No. 2.12. Roca Honda Property Mineral Ownership

Figure 2.13. Deep Rock Target (April 2012)

  Ambrosia Lake Project

        General.    The Ambrosia Lake project is generally situated within the Ambrosia Lake mining district, which was historically the largest and most significant uranium producing area in the United States. Within the lands that comprise our Ambrosia Lake project (which is situated in the Ambrosia Lake mining district), we have identified five principal target areas: Elizabeth, Mesa Redonda, West Endy, ISR/OSL targets, and West Ranch, as shown in Figures 2.9, 2.13 and 2.14.

        The project is located approximately 16 miles north-northeast of the town of Grants and 63 miles west-northwest of the city of Albuquerque.

Figure 2.14. Ambrosia Lake Targets (April 2012)

        Uranium mineralized areas on our properties in the Ambrosia Lake area, and elsewhere in the Grants mineral belt, are primarily hosted in sandstones within the Westwater Canyon Member of the Jurassic-aged Morrison Formation, and to a lesser extent in the Poison Canyon sandstone unit of the Morrison Formation.

        Ample sources of water are thought to be present in the vicinity of the Ambrosia Lake project, and numerous industrial-scale power lines are present throughout the project area.

        Properties.    The project is comprised of the (i) Endy Lease which is comprised of 167 unpatented lode mining claims and covers 3,382 acres in the eastern portion of the Ambrosia Lake Project; (ii) Bonner Lease which is comprised of 181 unpatented lode mining claims and one state of New Mexico general mining lease covering a further 4,132 acres; (iii) the Elizabeth Lease which is comprised of eight patented and one unpatented lode mining claims covering 179 acres; (iv) 292 unpatented lode mining claims for 5,442 acres in the West Ranch area that are owned directly by us; and (v) six sections, comprising approximately 3,840 acres of mineral rights that are also owned by us (surface rights are owned by other parties). The surface lands covering the patented and unpatented mining claims are managed by the U.S. Bureau of Land Management ("BLM"), the U.S. Forest Service ("USFS") and one private land owner.

        The Endy Lease, which covers an area of 3,382 acres, is comprised of 167 unpatented lode mining claims in the eastern portion of the Ambrosia Lake mining district. Lease provisions include an initial payment of $315,000 on signing of the lease, payments of $100,000 in February 2007 and February 2008 (all of which were previously made), and obligations to pay $75,000 per year thereafter through the term of the lease. The lease has a primary term of ten years, but may be extended up to an additional 65 years provided that payments advance or production royalty payments are made annually. The lease may be terminated at any time without further payment obligations. A 5% production royalty, based on the gross market value of all minerals extracted, is payable for any production from the leased properties.

        The Bonner Lease includes 181 unpatented lode mining claims and one state of New Mexico general mining lease, covering 4,132 acres of mineral rights in the Ambrosia Lake mining district in the state of New Mexico. Pursuant to the terms of the Bonner Lease an initial rental payment of $180,000 was made and 65,000 shares of Neutron's common stock were issued to the owners. Subsequent rental payments have been made in accordance with the terms of the agreement, and all provisions of the lease are in good standing. We are obligated to make an advance royalty payment of $240,000 in 2013 and each year thereafter in order to keep the lease in force. In the event commercial production is achieved during the rental period, then all future rental payments received after commercial production begins will be credited as minimum advance royalty payments. The lease has a primary term of ten years but may be extended up to an additional 65 years provided that Neutron continue to make advance or production royalty payments. Neutron may terminate the lease at any time without future lease obligations. A 5% production royalty based on the gross market value of all minerals extracted is payable for any production from the Bonner Lease properties. The surface overlying the New Mexico general mining lease is owned by the State of New Mexico.

        The Elizabeth Lease covers an area of 179 acres and includes eight patented and one unpatented lode mining claims in the eastern portion of the Ambrosia Lake mining district. Pursuant to the terms of the lease, a $315,000 bonus payment was made at signing, and subsequent $100,000 advance royalty payments were made in 2008 and 2009. Annual payment obligations, as advanced royalties are now $75,000. The Elizabeth Lease has a primary term of ten years, but may be extended up to an additional 65 years provided that annual advanced royalty payments are made in accordance with the agreement. The lease may be terminated at any time without future obligations. A 5% production royalty, based on the gross market value of all minerals extracted, is payable for any production from the Elizabeth Lease properties. The properties covered by the Elizabeth Lease are patented lode mining claims, and the surface over them is privately owned.

        The 292 unpatented lode mining claims at the West Ranch target owned directly by us do not have any royalty obligations attached to them. The surface estate covering portions of West Endy and Deep Rock targets is managed by the USFS. Surface management responsibilities for Mesa Redonda and portions of West Endy are vested with the BLM. All the unpatented mining claims in the project area are subject to a $140 annual claim maintenance fee payable on each claim to the BLM.

        We hold in fee mineral rights on six non-contiguous sections in the main and southern parts of the Ambrosia Lake district. These mineral rights cover an area of approximately 3,840 acres. While we own the mineral rights to these lands the surface estates are held by ranching interests in the region. There are no work obligations or annual payments required to maintain our ownership in god standing, but we would be required to pay production royalties ranging from 2 to 2.5% for any mineral production from these lands.

        Accessibility.    The project is approximately 63 miles west-northwest of the city of Albuquerque, and 16 miles north-northeast of the town of Grants. A paved highway from the town of Milan (Grants) to the village of San Mateo and the Ambrosia Lake area provides excellent access to eastern and northern parts of the project area. Numerous dirt USFS and private ranch roads cross the project lands and provide access to nearly all parts of the project area. Rail service is available from the BNSF Railroad at Grants and Milan, and scheduled air service is available in Albuquerque.

        The project area is located in the Ambrosia Lake mining district, which had numerous underground mines and uranium processing mills. Electrical lines cross the project area and provided electricity to the historic mills and mines. All of the historic mills have been dismantled and removed but the remaining electrical power lines could be a source of power. There are no plant facilities or equipment on the properties of the project, including subsurface improvements and equipment.

        A transcontinental railroad line, operated by the BNSF Railway, parallels US Interstate highway I-40 at Grants and Milan (about 16 miles south of the project area) and regularly scheduled commercial airline service is available in Albuquerque.

        History.    In the Ambrosia Lake area mineral exploration and development programs (including underground and small-scale open pit mining and milling) commenced in the early 1950's and continued into the 1990's. During that period of time nearly 190 million pounds of U3O8 were produced from sandstone and limestone-hosted mineralized areas in the district, and a significant amount of uranium mineralization remains in place in the district. During the period of operation of the Ambrosia Lake mining district, underground uranium mines were discovered, developed and operated by numerous companies, including Kerr McGee Nuclear, Homestake Mining Company, United Nuclear/UNC Resources, Phillips Petroleum, Ranchers Exploration, and others.

        Lands that comprise our Ambrosia Lake Project have been explored by several firms (including Conoco, Homestake Mining, Kerr-McGee, Bokum Resources, Pathfinder Mines and United Nuclear Corporation) periodically since the mid 1950's, and numerous exploration holes have been drilled on our properties. Much of the drilling and related data from several of these historical programs are currently in our possession.

        We have previously carried out short drilling programs on properties within the Ambrosia Lake project, but we have not undertaken any physical work since 2011.

Elizabeth Target.

        Considerable exploration drilling was carried out by several companies on the Elizabeth claims between the mid-1950's and the early 1980's. The adjoining Section 35 mineralized area was previously mined by Kerr McGee, the major historical operator in the Ambrosia Lake district, and the Ann Lee/Section 27 underground mines were formerly operated by Phillips Petroleum and United Nuclear/UNC Resources. A portion of the Elizabeth southwest uranium mineralized area was mined by Kerr McGee and United Nuclear. Various 'historical' operators of the Elizabeth claims have prepared mineral resource estimates for the two uranium mineralized areas situated on the claims.

Figure 2.15. Elizabeth Target (April 2012)

West Endy Target.

        The West Endy target is comprised of two contiguous blocks of unpatented lode mining claims and one State of New Mexico general mining lease (site of the inactive Cliffside mine). At least 97 exploration holes have been drilled on the West Endy target by various companies, in particular Enerdyne Corporation, Homestake Mining Company and United Nuclear. Zones of uranium mineralization have been outlined by drilling on the target. The New Mexico general mining lease is the site of the now- inactive Cliffside underground mine that was discovered in 1956, and brought into production in 1960. The Cliffside mine was one of the last underground mines to operate in the district and was closed in 1985. Total production from the mine has been reported to be over 6 million pounds of U3O8 at an average grade of 0.41% U3O8. Data in URI's possession, as well as the results from Neutron's confirmation drilling program, demonstrate that the West Endy uranium mineralized area extends onto the northeast portion of the New Mexico general mining lease.

Figure 2.16. West Endy Target (April 2012)

Mesa Redonda Target.

        The Mesa Redonda target is on the western edge of the Ambrosia Lake mining district. Detailed exploration drilling was carried out in the Mesa Redonda area by Pathfinder Mines, Devilliers Nuclear, Homestake Mining/UNC Resources and private interests in the 1970's and early 1980's. This work resulted in the discovery of uranium mineralization on the properties leased by us.

West Ranch Target.

        The West Ranch target, which is on the western part of the Ambrosia Lake mining district, is comprised of 223 lode mining claims. In the vicinity of these claims are several small-scale uranium mines that are reported to have operated in the 1950's and 1960's. Additionally there is considerable evidence of exploration conducted by Energy Fuels Nuclear, Phillips Petroleum and United Nuclear during the 1970's.

Potential ISR and OSL Properties (Figures 2.17 & 2.18).

        Several areas in Township 13 North, Range 9 West and in Township 14 North, Range 10 West are being considered for application of in-situ recovery (ISR) methods (Sections 13 and 17 of Township 13 North, Range 9 West and Sections 5 and 27 of Township 14 North, Range 10 West). All of the lands that comprise this target are owned in fee by URI and there are no underlying agreements or obligations attached to them. We cored several holes at the Section 13 target, and received results from a third-party laboratory analysis which demonstrated low organic carbon within the mineralized horizon. This data indicates that some of the in-place mineralized material at this property may be amenable to ISR mining. Although further leaching studies will be required to establish recovery percentages in a full scale mining scenario, we do not currently plan such additional work at this time. This property is not yet licensed or permitted. Two other sections in T14N R10W (Sections 23 and 25) have been the site of extensive development and mining in the past and could provide targets for the application of Old Stope Leaching operations.

        Mineralization.    In accordance with SEC guidance on non-reserve mineralized material, we show the estimate of in-place non-reserve mineralized uranium material for our Ambrosia Project in the following table. The estimate of non-reserve mineralized material for each of the mineralized areas listed below was obtained from the Technical Report on the Uranium Resources at The Ambrosia Lake Project, McKinley County, New Mexico, USA. The technical report is dated January 18, 2011 and was completed by Broad Oak Associates, an independent engineering firm.

        Additionally, as described in the Technical Report on the Uranium Resources at the Ambrosia Lake Project, we have historical reports that show the mineralized areas in this project contain non-reserve mineralized material listed in the table below. The calculation of non-reserve mineralized material was prepared by prior mining companies and their independent consultants and is considered historical in nature and no other calculations have yet been completed because the digital data base has not been prepared for modeling.

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED
MATERIAL IN THE AMBROSIA LAKE PROJECT

Mineralized Area	Tonnage Millions	Grade Percent	Non-Reserve Mineralized Material Millions of Lbs. U3O8
Elizabeth	1.1	0.19%	4.2
Mesa Redonda	0.7	0.16%	2.4
West Endy	0.9	0.11%	2.0
Total			8.6

        Environmental and Permits.    We currently hold one active "minimal impact" drilling permit within the Ambrosia Lake project area, authorizing 28 drill holes at the Elizabeth target in Section 26, T. 14N, R. 9W. No drilling has occurred under this permit to date. Neutron also formerly held a "minimal impact" exploration permit for holes on the Cliffside mine State lease. Neutron carried out a drilling program in 2007 under this permit then plugged, abandoned and reclaimed the holes in compliance with the drill permit and applicable State regulations. This work has been inspected and found to be in full compliance with the applicable regulations.

        In November 2008, we received an exploration permit (MK013EM) from the New Mexico Mining and Minerals Division on Section 13, Township 13 North, Range 9 West. The permit allowed us to drill up to ten holes for the purpose of extracting core samples. The drilling was completed in September 2010. Sections 13 is owned in fee.

Figure No. 2.17. West Ambrosia area

Figure 2.18. T13N R9W Area

  Cibola Project

        General.    The Cibola Project is located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque We control various leases covering approximately 10,814 acres of privately owned surface and mineral rights, in two separate, non-contiguous blocks that are separated by a distance of approximately 10 miles, owned by the Cebolleta Land Grant, the JTLC and various private property owners. The two non-contiguous blocks are the Juan Tafoya property (which is the northern block) and the Cebolleta property (southern block)

Properties.

Cebolleta Property

        In March 2007, Neutron Energy (then operating as Cibola Resources LLC, or "Cibola", which is now owned by URI) entered into the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the Cebolleta Land Grant), a privately held land grant, to lease the Cebolleta Property, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta Property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant; and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides Cibola with the right to explore for, mine, and process uranium deposits present on the Cebolleta Property. In February 2012, Cibola entered into an Amendment of its Mining Lease Agreement amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the amendment, the date by which Neutron must complete a feasibility study was extended from April 2013 to April 2015. In addition, the date may be further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deduction to the recoverable reserve payment.

        This property was developed and uranium was produced from the project area during the 1960's, through to the early 1980's. All infrastructure and equipment related to this past production phase have been removed from the property and it no longer has any significant plant or equipment, including subsurface improvements and equipment. Two high voltage electrical transmission lines cross the region several miles north of the Cebolleta Property, and electrical lines have been constructed to the site of the former Sohio L-Bar uranium mine.

Figure 2.19. Cebolleta Property (April 2012)

Juan Tafoya Property

        In October 2006, Neutron Energy, Inc. (now URI) entered into the Juan Tafoya Lease with the JTLC in which JTLC leased the Juan Tafoya Property to Neutron. The leased lands consist of 4,097 acres of fee (deeded) surface and mineral rights owned by the JTLC. The Lease has a term of ten years, and it can be extended on a year-to-year basis thereafter so long as we are conducting operations on the Juan Tafoya Property. Additionally, the Lease, required: (i) an initial payment to JTLC of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the then current price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or heirs of the JTLG; (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya Property; and (vii) funding of a scholarship program for the shareholders of the JTLC or heirs of the JTLG. We are obligated to make the first ten years' annual rental payments notwithstanding the right to terminate the Juan Tafoya Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya Property, or (c) the deposit is deemed uneconomical by an independent engineering firm.

        In 2007, Neutron acquired infill fee mineral leases within the boundaries of the Juan Tafoya Lease. We are obligated to make annual lease payments and pay production royalties ranging from 4.65% to 6.5% based on the then current price of uranium. The infill fee mineral leases covering the individually-owned small tracts have similar business terms and royalty provisions as the Juan Tafoya Lease.

        The Juan Tafoya Lease and the infill fee mineral leases provide us with the right to explore for, mine, and process uranium deposits present on the leased premises.

        In January 2007, Neutron entered into a letter agreement with International Nuclear, Inc. Pursuant to the letter agreement Neutron acquired a database of information on the Marquez Canyon deposit located on the Juan Tafoya Property in consideration of a cash payment and a perpetual royalty of $0.25 per pound of uranium recovered from the Juan Tafoya Property with a maximum payout of $1,000,000.

        Historically, the Juan Tafoya Property was nearly fully developed for uranium mining and processing with the construction of a mill and related mine infrastructure. However, all plant and equipment have been removed from the Juan Tafoya Property and the Juan Tafoya Property has no significant plant or equipment, including subsurface improvements and equipment. However, there is a 12-foot diameter concrete lined shaft (to a depth of about 1,850 feet) and a 5-foot diameter steel lined ventilation shaft (to a depth of about 2,200 feet) at the northwestern end of the Marquez deposit. Electrical power is available for both mining and milling activities at Juan Tafoya. A high voltage electrical transmission line exists south of the Juan Tafoya Property and separate electrical power lines have been constructed to the former shaft site and mill site.

Figure 2.20. Juan Tafoya Property (April 2012)

        Accessibility.    The Cibola Project is located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque, and from 10 to 25 miles northeast of the town of Laguna. Access to the project area from Albuquerque is over a paved Interstate highway (I-40) to the town of Laguna (a distance of approximately 45 miles) and a paved two-lane highway (for a distance of 15 miles) to the village of Seboyeta and a further 3 to 16 miles over a well-maintained graded county-owned gravel road. Several private roads of varying quality cross the project lands and provide access to nearly all parts of the project area. Vehicle access to most parts of the project area is good, except for short periods following rain or snow storms. Rail service is available from the BNSF Railroad at Grants and Milan, and regularly scheduled commercial air service is available in Albuquerque.

        History.    The Cibola Project area has been of considerable interest to the U.S. uranium industry since the original discovery of the Jackpile uranium mineralized area (located immediately southwest of the southern boundary of the Cibola Project) in late 1951. Exploration was carried out by the Anaconda Company during the 1950's on the southern portion of the Cibola Project area. During the period between the 1950's and the early 1980's several companies explored for and/or mined uranium at or near the Cibola project lands, including The Anaconda Company, Climax Uranium Company, United Nuclear Corporation (UNC Resources), Reserve Oil and Minerals, Sohio Western (then a subsidiary of Standard Oil Company), Rodney Devilliers, Bokum Resources Corporation and Exxon Minerals Corporation.

        Mineralization.    Uranium mineralization at the Cibola project is hosted in two distinct units of the Jurassic-age Morrison Formation. The host for mineralization on the Cebolleta property, which is the southern-most of the properties, is the Jackpile sandstone, a somewhat isolated sandstone unit that is near the top of the Morrison Formation. This unit is exclusive to the eastern-most segment of the Grants mineral belt, and was deposited in a braided stream environment. It was the host for the very large Jackpile-Paguate uranium deposit, which adjoins the southern-most boundary of the Cebolleta property. Mineralization in the Jackpile sandstone is generally tabular in form, with individual lenses erratically distributed throughout the favorable sandstones. In the Cebolleta area the mineralization has a slight affinity for some minor occurrences of carbon, but there is little in the way of significant organic material in mineralized exposures. These mineralized zones are generally above the water table and are not amenable to in-situ recovery methods. Depths to the mineralized horizons range from as shallow as 300 feet in the southern part of the property to 700 to 800 feet in the northern part of the Cebolleta area,

        The uranium mineralization in the Juan Tafoya area is hosted within sandstones of the Westwater Canyon Member, which comprises approximately the lower half of the Morrison Formation. Mineralization in the Juan Tafoya area occurs as a series of lenses that are progressively deeper to the east. These lenses appear to have shapes that are reminiscent of "trend-type" deposits elsewhere in the Grants mineral belt, and are thought not to be amenable to ISR mining methods. The mineralized zones at Juan Tafoya are below the water table, at depths of approximately 2,100 feet from the surface. In accordance with SEC guidance on non-reserve mineralized material, we show the estimate of in-place non-reserve mineralized uranium material for the Cibola Project in the following table. The estimate of mineralized material for each of the mineralized areas listed below was obtained from the Technical Report on the Uranium Resources at The Cibola Project, Cibola, McKinley and Sandoval Counties, New Mexico, USA. The technical report is dated January 14, 2011 and was completed by Broad Oak Associates, an independent engineer. The Cebolleta property includes five distinct mineralized areas: Areas I, II, III, IV, and V (see Figure 2.17) and the Juan Tafoya Property hosts the Marquez and the Southeast mineralized areas as shown in Figure 2.18.

        The following in-place non-reserve mineralized material has been modeled and calculated utilizing the digital data base of the verified historical data discussed above and reported in the technical report.

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED MATERIAL IN THE CIBOLA PROJECT

Mineralized Area	Short Tons (Millions)	Grade (Percent U3O8)	Non-Reserve Mineralized Material Millions of Lbs. U3O8
Marquez	3.2	0.15%	9.6
Southeast	0.6	0.14%	1.7
Area I	1.4	0.16%	4.4
Area II	3.1	0.18%	11.0
Area III	1.5	0.17%	5.1
Area V	0.7	0.21%	3.0

Total			34.8

Environmental and Permits:

        We have completed numerous archaeological, biological, and radiological surveys of the Juan Tafoya and Cebolleta target areas, in part to support applications for drilling permits, and for additional permits required for mining. We have an ongoing program of meteorological data collection at the former site of the Marquez mill on the Juan Tafoya property, and additional meteorological data collection is underway in the Cebolleta area.

        We have also completed extensive environmental evaluations required to support license applications for a proposed mill and tailings storage area at the Juan Tafoya property. Several other baseline environmental studies are underway or planned to provide all additional data needed for the source material license application for a mill and its proposed tailings storage sites. A Sampling and Analysis Plan was submitted to the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department ("MMD") in March, 2012 as the first step in the permitting a mine at Cebolleta. The plan has been reviewed by the MMD and other state agencies that have provided comments on the merits of the plan.

        We hold two "regular exploration permits", issued by the New Mexico Mining and Minerals Division, covering major portions of the Cebolleta and Juan Tafoya properties.

        The Cebolleta property is the site of former open pit (St. Anthony) and underground (Sohio Western L-Bar) mines, and mill. The mill (which was fully dismantled) site has been fully reclaimed by its owners and the affected lands have been turned over to the US Department of Energy for long-term management. We have no responsibilities for the mill site. Rio Tinto (successor to Sohio Western) has completed reclamation of all disturbances related to the former Sohio Western mining areas. The open pit and underground mines at the St. Anthony part of the Cebolleta property have not yet been reclaimed. United Nuclear, who developed and operated these mines, and its parent General Electric hold full responsibility for the restoration of the disturbed areas, and the impacts of the former operations. They are developing a full-scale reclamation plan for this area. URI has no responsibility or liability for any of the historic mining and processing disturbances on the Cebolleta property.

South Dakota

        Neutron initiated an exploration and acquisition program in southwestern South Dakota in 2005, and identified two areas of interest, as described below. However, we do not consider any of the South Dakota property interests to be material to our business and plan of operations and have not confirmed title to such property through the preparation of title opinions.

Powertech Uranium Corp Transaction

        We hold a 30% net proceeds interest from future uranium production from certain unpatented lode mining claims, fee leases and State leases (all formerly held by Neutron) currently controlled by Powertech Uranium (USA) ("Powertech") in the Dewey-Burdock area, which is located approximately six miles northwest of our current Edgemont Project property holdings in South Dakota. Neutron transferred property interests in the Dewy-Burdock area to Powertech for which Neutron received (i) a 30% net proceeds interest of future uranium production and sales from Neutron's former lands, (ii) 327 acres of mining claims and State leases along with associated historical drilling data, (iii) 4,117 acres of mining claims in the Ambrosia Lake mining district in New Mexico, and (iv) 1,709 acres of mining claims and leases in the Shirley Basin area of Wyoming. Powertech has filed permit applications with the NRC and USEPA and submitted a Plan of Operation to the BLM for its Dewy-Burdock uranium ISR project.

        Neutron's former acreage that is subject to the 30% net proceeds interest payable to us consists of approximately 1,620 acres of claims and leases within the Powertech's proposed Dewy-Burdock permit area and an additional 4,667 acres of prospective claims and leases within their project permit area.

  Edgemont Project

        General.    We control a significant land position in the Edgemont mining district of southwestern South Dakota. Uranium and vanadium mineralization in the Edgemont Project area occurs as sandstone-hosted small, tabular mineralized "pods" and substantial and wide-spread roll-front systems in the Fall River and Lakota Formations. Our land holdings in the district, which include more than 19,062 acres of mineral rights, cover several zones of historically-identified and undeveloped non-reserve mineralized material discovered by previous owners and operators of the properties. While there has been historic uranium mining from the project area, there are no facilities or equipment remaining on the property, including subsurface improvements and equipment. We have not carried out any drilling on the properties, and our activities have been limited to land acquisition, geological reconnaissance, mapping, geological studies of historical data and geophysical/radiometric surveys.

        Property.    The Edgemont Project is located on the southwest flank of the Black Hills, about 55 miles southwest of Rapid City, South Dakota and 8 miles north-northwest of the city of Edgemont. We hold 11 State of South Dakota mineral leases, totaling 3,875 acres. These parcels were acquired through various competitive lease auctions in 2005, 2006, 2007, and 2008. The leases require annual rental payments to maintain the properties, and a 2% "gross returns" royalty (which has provisions for the deduction of mineral processing and transportation costs) on production from the leases. The State leases provide for up to a 15 year term with escalating annual payments that range from the current $2.00 per acre to $50.00 per acre in year 15.

        We also hold 416 unpatented lode mining claims, covering an area of approximately 7,087 acres in the project area. Certain of our mining claims in the project area are situated on deeded (fee) surface over federal-managed minerals. We have acquired access to these "split estate" lands for exploration and production purposes by negotiating Surface Use and Disturbance Agreements (SUDA's) with the surface owners of the properties. The SUDA agreements have provisions for the payment of a 2% net proceeds royalty to the surface owners for any production from the claims that underlie the private surface. All of the mining claims were staked by Neutron Energy and filed with the US Bureau of Land Management State office in Billings, Montana. The claims are subject to an annual maintenance payment of $140 per claim, and there are no other payments or work obligations required to keep them in "good standing".

        We hold 14 fee (deeded) mineral leases covering 8,100 net acres scattered throughout the project area. These leases have primary terms of ten years each and generally require $1.00 per acre annual rental payments. Production royalties on the private mineral parcels are set at the level of 5% of net proceeds for production from the leased lands.

Figure 2.21 Edgemont Project Property Map (April 2012)

R 2 E
R 3 E
R 4 E
T 7 S
T 8 S
T 9 S
BHNF
Long Mountain Structural Zone
RUNGE #2 MINE
BELL AREA
GULL MINE AREA
Edgemont
Chilson Anticline
LEGEND
NEI Claims
NEI Fee Lease
NEI State Lease
National Forest Boundary
0 5000 10000
SCALE IN FEET
Edgemont
Uranium Project
Fall River County, South Dakota

        Accessibility.    The Edgemont Project is located in Fall River County on the southwestern flank of the Black Hills, a major physiographic feature in southwest South Dakota. Access to the project area is very good, with paved highways located several miles to the west and south, and by well-maintained gravel roads that traverse much of the area. Private agricultural access roads are also available for use. U.S. Highway 18 runs east-west through Edgemont, and connects the area with Newcastle, Wyoming to the west and with Hot Springs, South Dakota to the east. The nearest major population center and commercial airport is Rapid City, located about 55 miles to the northeast of the project area. A main line of the Burlington Northern Santa Fe Railroad, connecting Alliance, Nebraska and Gillette, Wyoming is situated on the western side of the project area.

        History.    Uranium mineralization was first discovered at Craven Canyon, about eight miles north of the town of Edgemont, in 1951. During the 1950's, 1960's, and 1970's numerous small to medium scale uranium mineralized areas were mined by open pit and underground methods near Edgemont, and farther northwest in the Dewey-Burdock area.

        Ore from these modest mining operations in the Black Hills was initially shipped to the Union Carbide mill at Rifle, Colorado, and later to a U.S. Atomic Energy Commission ore-buying station located at Edgemont. Susquehanna-Western, Inc. constructed a mill to recover uranium and vanadium in 1956 and it operated through 1968. The mill has since been decommissioned and dismantled, and the mill site is managed by the Department of Energy. In the mid-to late-1970s and early 1980's, the

Tennessee Valley Authority (TVA) carried out a comprehensive exploration drilling program down-dip (west and southwest) from mines, prospects, and surface exposures of uranium. Prior companies working in the Edgemont District include: Federal Resources, Homestake Mining Company, Susquehanna-Western, Union Carbide, and Wyoming Minerals. Powertech is currently active in the northern part of the Edgemont mining district, where they have undertaken some drilling, hydrological testing and other work related to their Dewey-Burdock uranium deposit. They have applied for various permits which would allow them to develop an in-situ recovery (ISR) uranium mine on their lands.

        Mineralization.    There are no known reserves on the property. In accordance with SEC guidance on non-reserve mineralized material, we have an estimate of in-place uranium-bearing non-reserve mineralized material for the Edgemont Project, which was obtained from a Technical Report on the Uranium Resources on The Edgemont Project, Fall River County, South Dakota, USA. The technical report is dated January 18, 2011 and was completed by Broad Oak Associates, an independent engineering firm. All of the mineralized material estimates quoted in the Technical Report on the Uranium Resources on the Edgemont Project are historical in nature, and were based on data and reports prepared by the previous operators of the properties or their independent consultants. As described in the Technical Report, we hold historical reports prepared by the prior operator of the Edgemont project, and its independent consultant, that shows that the Edgemont Project area contains 197 thousand short tons of non-reserve mineralized material at an average grade of 0.17%. The calculation of non-reserve mineralized material was prepared by prior mining companies and is considered historical in nature and no other calculations have been completed.

Wyoming

  Copper Mountain Project

        Property.    We hold approximately 9,313 net acres of mineral rights, through mining claims, fee leases, and mineral leases granted by the State of Wyoming, in the Copper Mountain area of central Wyoming. Included in this package of properties are six "Uranium and Associated Minerals" leases granted by the State of Wyoming covering 2,200 acres, 17 fee (deeded) mineral leases covering an area of 644 net acres, and 366 unpatented lode mining claims covering an area of approximately 6,468 acres.

        The state leases have a primary term of ten years, and are subject to annual rental payments of $1.00 per acre per year are for the first five years and $2.00 per acre per year from the sixth year through the twentieth year. Once the discovery of commercial quantities of minerals on the leased lands has been made, the annual rental will be $2.00 per acre. A royalty of 5% of the gross value ("fair market value") of uranium mined from the properties is payable to the State of Wyoming, and the State has the right to take its royalty "in kind." There are no plant facilities or equipment located on the property, including subsurface improvements and equipment.

        The fee leases have an initial and secondary terms of five years each, with the initial term commencing in 2005. Rental payments for the initial term of the leases were $5,000 per year, and the lease payments during the second term are $10,000 per year. Mineral production from the fee leases is subject to a royalty of 2.5% of gross sales if the price of uranium concentrates is $49.99 per pound or less, and 4.00% if the uranium sales price is $50.00 or more.

        We hold 363 unpatented lode mining claims that are situated in Section 31, Township 40 North, Range 91 West; Section 22, Township 40 North, Range 92 West; and Sections 1, 2, 3, 11, 12, Township 39 North, Range 93 West, Fremont County, Wyoming. These claims were staked by Neutron Energy and filed with the Wyoming State office of the US Bureau of Land Management. The claims are subject to annual maintenance payments of $140.00 per claim per year. They have no annual work requirements and are not subject to any royalty payments for production derived from them.

Figure 2.22. Copper Mountain Project Map (April 2012)

R 93 W
R 92 W
R 91 W
ALLARD-MINT DEPOSIT
ARROWHEAD MINE
CANNING DEPOSIT
T 40 N
HESITATION DEPOSIT
FULLER DEPOSIT
GEM DEPOSIT
KNOB DEPOSIT
T 39 N
LEGEND
NEI Claims
NEI Fee Lease
NEI State Lease
Uranium Deposit
0 3000 6000
SCALE IN FEET
N
Copper Mountain Uranium Project
Fremont County, Wyoming

        Accessibility.    The property is located approximately 35 miles east-northeast of the city of Riverton, which is the county seat of Fremont County, and about 70 miles west of the city of Casper. Access to the Copper Mountain Project is good. An east-west paved highway (US 20-26) between Riverton and Casper is located 14 miles south of the project area, and a north-south paved highway (US 20), between the towns of Shoshoni and Thermopolis is located 11 miles west. The immediate project area is accessible from a network of graded county roads and unimproved ranch roads which traverse a broad valley along the south flank of the Owl Creek Mountains and enter the mineralized areas from the south. Most parts of the project area are accessible by high-clearance vehicles except at times of heavy snow.

        History.    The Copper Mountain district hosts five significant low-grade uranium mineralized areas. The Copper Mountain area has had a long history of exploration, prospecting, and minor mineral production, beginning in the late 1800's. This initial phase of prospecting activity was focused upon copper, gold and silver prospects. Uranium mineralization was first discovered in the Copper Mountain area in 1953 by a local rancher-prospector, at a locality that was later to become the Arrowhead Mine.

        Additional work was conducted in the area by Kerr McGee, who discovered mineralization in the district in 1953 and in 1955 by the U. S. Atomic Energy Commission. Uranium mining commenced at the Arrowhead Mine of Susquehanna Western in March, 1955, and ore was shipped to Susquehanna's mill near Riverton, Wyoming periodically until 1971, when the mine was closed. Utah Construction and Mining discovered the Fuller mineralized area in the late 1950's, and in 1965 Kerr McGee discovered the Knob mineralized area. Other companies that carried out uranium exploration programs in the Copper Mountain area include the Anaconda Copper Company, Nuclear Dynamics, Teton Exploration, Urania Exploration, and Western Nuclear. The most comprehensive exploration program in the Copper Mountain Project area was undertaken by Rocky Mountain Energy Company, previously known as Union Pacific Mining

        Geology and Mineralization.    Uranium mineralization at the Copper Mountain Project occurs in two distinct geologic environments: fracture-controlled uranium mineralization, and as disseminated mineralization hosted in highly fractured and oxidized granite. Within distinct concentrated bodies of uranium mineralization, such as the North Canning deposit, the uranium minerals coffinite and "sooty" pitchblende occur as "paint" along open fracture faces and as fracture fillings within the granite host rocks.

        Potential ISR and OSL areas (Figures 2.13 & 2.14).    Several areas in T13N R 9 W and T14 N Rv10W are being considered for application of ISR methods (Sections 13 and 17 of T13N R9W and Sections 5 and 27 of T14 N R 10W). All land described is owned in fee.

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

        We acquired the Section 17 leases in the New Mexico Churchrock district from United Nuclear Corporation which had conducted underground mining for uranium on Section 17 and had reclaimed these properties. In the acquisition, we assumed any liability of United Nuclear Corporation for any remaining remediation work that might be required. The New Mexico Energy Minerals and Natural Resources Department has determined that no additional remediation would be required under the New Mexico Mining Act.

        In January 2008, the Navajo Nation Environmental Protection Agency notified the Company of its analysis that indicated potentially uranium contaminated materials present on the Churchrock Section 17 mine site. In response, the Company has performed a comprehensive characterization of the Churchrock Site at Section 17 and lands adjacent to the site area and completed the field work during the spring/summer of 2009. This study was completed in September 2009 and we believe that any off-site mine-related impacts at Section 17 and adjacent lands are minor.

        See Item 3, "Legal Proceedings" for a description of the status of the Navajo EPA letter and UNC/GE Demand for Indemnity in New Mexico.

Item 3.    Legal Proceedings.

Temporary Access Agreement with the Navajo Nation & Confidential Settlement Negotiations

        A civil trespass violation imposed by the Navajo Nation (the "Nation") against the Company's wholly-owned subsidiary, Hydro Resources, Inc. ("HRI"), has been resolved. On April 5, 2012, the Nation's Division of Natural Resources issued a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the "NOV") against HRI. The NOV assessed a $50 civil assessment for alleged trespass on Section 9, Township 16 North, Range 16 West, N.M.P.M. ("Section 9"), which is land held in trust by the United States for the benefit of the Nation ("Trust Lands"). The Order stated that HRI's Section 8 Churchrock property cannot be reached from New Mexico State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property. The Order demanded that HRI cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI either (1) provided documentation of a validly existing right-of-way or easement; or (2) obtained an appropriate right-of-way from the Nation.

        On July 19, 2012, HRI and the Nation resolved the NOV by entering into a Temporary Access Agreement (the "Agreement"). Under the terms of the Agreement, HRI and its contractors may now access Section 8 through either Section 9 or 17 to support site visits by the Nuclear Regulatory Commission and to satisfy other administrative permitting and licensing requirements related to the Churchrock Project. The Agreement does not extend to construction-related or earth-disturbing activities. HRI has further agreed to remediate any radioactive contamination now existing on Sections 8 and 17 surface lands prior to commencing mining operations on Section 8. Under the terms and for the duration of this Agreement, HRI has agreed to the jurisdiction of the Navajo Nation.

        HRI and the Nation are now actively engaged in confidential settlement negotiations in order to determine effective compliance with the remediation requirement included in the Agreement, including applicable clean-up standards, enforcement, and waste disposal, and to address longer-term surface access to the entire licensed Project site consistent with applicable law.

ENDAUM Litigation

        In 2011, Eastern Navajo Dine Against Uranium Mining ("ENDAUM") and its individual members, Larry King and Christine Smith, Plaintiffs brought suit against David Martin, Secretary of the Environment and the New Mexico Environment Department ("NMED") in the First Judicial District Court, County of Santa Fe, State of New Mexico (Case No. D-101-CV-2011-02270), and the Company's subsidiary Hydro Resources, Inc. ("HRI") intervened in support of NMED and to challenge ENDAUM' standing. Plaintiff's Complaint for Declaratory Judgment and Injunctive Relief claimed that NMED misinterpreted the regulations governing ground water discharge permits issued pursuant to the New Mexico Water Quality Act and that NMED had no authority under the Water Quality Act to accept HRI's DP-558 discharge permit application as a permit renewal. ENDAUM further claimed that HRI's existing DP-558 is no longer valid and is not in timely renewal contrary to the position taken by NMED A hearing on ENDAUM's motion for summary judgment was held on March 8, 2012. The Court ruled that the summary judgment motion was not ripe for review at this time because no construction or activity had taken place on Section 8, but that the plaintiffs have standing to bring this action. On September 6, 2012, the District Court dismissed ENDAUM's Complaint on the grounds that the allegations in the Complaint were not ripe. ENDAUM appealed the District Court's decision to the New Mexico Court of Appeals. The Court of Appeals has upheld the District Court's decision and dismissed the ENDAUM appeal. On February 26, 2013, the Court of Appeals issued a mandate to the District Court stating its decision was final and instructing the District Court to dismiss the case.

 Dispute over Kleberg County Settlement Agreement

        On September 28, 2007, the Company filed suit against Kleberg County in the 105th Judicial District Court, Kleberg County, Texas for declaratory relief interpreting the December 2004 Settlement Agreement between Kleberg County and the Company as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome Production Areas 1 and 2 and for recovery of the Company's legal fees and costs of the suit. The County filed a counterclaim alleging the Company had breached the terms of the December 2004 Settlement Agreement, asked for a Declaratory Judgment and injunctive relief ordering the Company to cure various alleged breaches of that agreement and asked that the County be awarded its legal fees and costs of the suit. In addition, in 2010, Kleberg County filed a claim requesting disgorgement of profits for opportunistic breach of the contract.

        Trial to the bench commenced on December 12, 2011, at which time the court granted the Company's motion for summary judgment on the claim for disgorgement. The trial continued through December 16, 2011 at which time the trial was recessed. After multiple delays, the trial resumed on February 12, 2012 and continued through February 23, 2012. The trial resumed again on May 14, 2012 and closed on May 18, 2012 with the court rendering a ruling from the bench on that date. The court found that:

  •
  The Company had not breached the agreement and had fulfilled the terms of the most highly disputed portion of the agreement which allowed the Company, upon compliance with its terms, to recommence mining in Kingsville Dome Production Area 3;

  •
  The Company had the right to and should be allowed to mine in the Kingsville Dome;

  •
  The Company is bound by the data known to exist at the time the Agreement was entered and, thus, it must continue to restore Well I-11 (now known as Well I-11A), until it has been returned to its previous use, which is suitable for irrigation purposes; and

  •
  Each side should bear its costs and attorneys' fees.

        The Court requested that each side submit a proposed final judgment reflecting the Court's oral ruling. The Company submitted its proposed judgment on May 25, 2012. In June 2012 the County submitted a proposed judgment along with a request for the Court to reconsider its ruling regarding attorneys' fees.

        On December 13, 2012, the Court entered judgment consistent in the salient points with oral ruling recited above. Specifically, the Company is permitted to continue mining in the Kingsville Dome but must continue to restore Well I-11A to its previous use. The Court also ruled that the Company breached the 2004 Settlement Agreement when it tried to rely on 1987 data (in addition to original 1985 data) drawn from Well I-11 to establish clean-up standards applicable under the 2004 Settlement Agreement for the well, and the Court awarded nominal damages in the amount of $20.00. With regard to the issue of attorney's fees, the Court set forth a timeline during which each party is to present briefs in support of requests for attorney's fees, objections to briefs, and counter briefs and counter objections. Both the Company and Kleberg County have submitted claims for attorney's fees, including affidavits and exhibits in support of the claims, and each has filed its initial objections to the other's claim for attorney's fees. On or before April 30, 2013, both parties will have submitted all affirmative claims for attorney's fees and objections to the claims of the opposing party. The Court will then either request live testimony or will make a decision based on submissions of documents and pleadings. In any case, the Court will rule on attorney's fees, the sole remaining issue in the case on the merits, sometime after April 30, 2013.

        If the Court does not enter an order for at least partial attorney's fees for Kleberg County and does not reverse its ruling with regard to the resumption of mining at Kingsville Dome, the Company expects that Kleberg County will appeal the Court's judgment. If the County decides to appeal, the

Company believes it also has appealable issues to present. The only monetary exposure to URI at this time would result from the Judge reversing herself on the issue of attorney's fees; that is, granting an award of fees to Kleberg County (without awarding an offsetting amount of fees to the Company). If the Court awards fees to Kleberg County, then the Company may appeal the award or pay the award. Negotiations may continue throughout this process.

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

        In response to the 2008 letter from NNEPA, the Company completed a site assessment of the Old Churchrock Mine Site for potential contamination from historic mining. In August 2009, the Company submitted to NNEPA a site characterization report prepared by a third-party environmental consulting firm, Intera, Inc. This assessment concluded that the conditions at the Old Churchrock Mine Site did not result in any significant off-site impact related to the prior mining activity. NNEPA is presently evaluating the site characterization report. In the event that a governmental authority issues a formal Administrative Order or files a lawsuit, the Company and UNC will be considered to have reserved their respective rights and defenses to the indemnity claims, and will immediately seek and attempt to resolve, in good faith, any areas of dispute which may exist at that time.

Other

        The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to result in material expenditures or have any other material adverse effect on the Company.

Item 4.    Mine Safety Disclosures.

        Not Applicable.

GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS

claim	A claim is a 20 acre tract of land, of which the right to mine is held under the federal General Mining Law of 1872 and applicable local laws.
concentrates	A product from a uranium mining and milling facility, which is commonly referred to as uranium concentrate or U3O8.
conversion	A process whereby uranium concentrates are converted into forms suitable for use as fuel in commercial nuclear reactors.
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

uranium or uranium concentrates	U3O8 or triuranium octoxide.
U3O8	Triuranium octoxide equivalent contained in uranium concentrates, referred to as uranium concentrate.
waste	Barren rock in a mine, or uranium in a rock formation that is too low in grade to be mined and milled at a profit.
yellowcake	Uranium in powder form, the end-result of the ISR or conventional mining process.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the NASDAQ Capital Market.

        The following table sets forth the high and low sales prices for our common stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2012	$5.17	3.00
September 30, 2012	8.50	3.91
June 30, 2012	9.40	6.00
March 31, 2012	12.10	7.30
December 31, 2011	14.70	5.20
September 30, 2011	18.10	6.70
June 30, 2011	22.23	13.80
March 31, 2011	35.90	13.70

        As of March 6, 2013 there were 302 holders of record.

        Following the close of trading on January 22, 2013, the Company affected a one-for-ten reverse stock split of its issued and outstanding common stock. The common stock commenced trading on the NASDAQ Capital Market on a split-adjusted basis upon the open of trading on January 23, 2013. The high and low sales prices for our common stock presented in the foregoing table have been adjusted to give effect to the reverse stock split.

Dividends

        We have never paid any cash or other dividends on our common stock, and we do not anticipate paying dividends for the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business.

Unregistered Sales of Equity Securities

        On December 18, 2012, the Company issued 42,900 shares of common stock to Resource Capital Fund V L.P. ("RCF") in satisfaction of a $160,000 establishment fee due under the terms of the Bridge Loan Agreement, dated December 17, 2012, among the Company, the guarantors named therein and RCF. The number of shares paid was determined based upon the volume weighted average price of the Company's common stock for the 20 trading days ending November 29, 2012, which was equal to $3.731 per share. The issuance of such shares was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. There were no underwriting discounts or commissions paid in connection with such issuances.

Issuer Purchases of Equity Securities

None

Item 6.    Selected Financial Data.

        The following tables provide selected financial and operating data for each of the fiscal years in the five-year period ended December 31, 2012. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share and per pound amounts)
Uranium sales	$—	$—	$—	$4,673	$18,551
Cost of sales—operations	3,539	1,387	1,309	4,504	16,372
Writedown of uranium properties and exploration expenses	1,737	1,460	961	3,580	17,623

Total cost of uranium sales	5,276	2,847	2,270	8,084	33,995

Earnings (loss) from operations before corporate expenses	(5,276)	(2,847)	(2,270)	(3,411)	(15,444)
Corporate expenses	10,560	8,529	8,430	6,766	11,553

Earnings (loss) from operations	(15,836)	(11,376)	(10,700)	(10,177)	(26,997)

Other income	212	177	345	111	488

Net income (loss)	$(15,624)	$(11,199)	$(10,355)	$(10,066)	$(26,509)

Net income (loss) per common share:
Basic	$(1.28)	$(1.20)	$(1.43)	$(1.78)	$(4.86)

Diluted	$(1.28)	$(1.20)	$(1.43)	$(1.78)	$(4.86)

Weighted average common stock and equivalents outstanding:
Basic	12,237	9,348	7,231	5,640	5,457
Diluted	12,237	9,348	7,231	5,640	5,457
CONSOLIDATED OPERATING AND OTHER DATA
Cash provided by (used in) operations	$(14,864)	$(10,401)	$(7,360)	$(5,033)	$1,042
Capital expenditures and investing activities	(8,531)	(2,364)	(2,366)	(820)	(11,016)
Financing activities	25,169	269	19,020	(97)	12,731

Net increase (decrease) in cash and equivalents	$1,774	$(12,496)	$9,294	$(5,950)	$2,757

Pounds of uranium produced	—	—	—	59	301
Pounds of uranium delivered	—	—	—	95	286
Average sales price per pound	$—	$—	$—	$49.08	$64.99
Average cost of produced pounds sold	$—	$—	$—	$39.73	$48.60
Royalties/commissions per pound sold	$—	$—	$—	$4.87	$5.99

 CONSOLIDATED BALANCE SHEET DATA

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cash and cash equivalents	$4,665	$2,890	$15,386	$6,092	$12,042
Working capital (deficit)	(3,757)	(302)	10,601	3,276	9,494
Net property, plant and equipment	43,714	18,846	19,612	18,944	22,778
Total assets	58,579	31,405	42,562	32,012	43,224
Total debt	5,580	569	653	770	928
Total liabilities	13,435	7,994	9,885	9,151	11,616
Total shareholders' equity	$45,183	$23,411	$32,677	$22,861	$31,608

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

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2012, 2011 and 2010

        Uranium Sales.    We had no uranium sales in 2012, 2011 or 2010.

        Cost of Uranium Sales.    The costs incurred in 2012 for operations and depreciation/depletion resulted from stand-by, maintenance and monitoring activities at our Rosita and Kingsville Dome projects during the year and $1.9 million incurred in connection with the Kingsville Dome pond recovery project. Costs incurred in 2011 and 2010 were for operations and depreciation/depletion resulting from stand-by, maintenance and monitoring activities at our Rosita and Kingsville Dome projects during the year. Our total cost of uranium sales is comprised of production costs, including operating expenses, depreciation and depletion expenses, and also includes amortization of our restoration and reclamation cost estimates, exploration costs incurred during the year and impairment provisions for uranium properties. The following table details our production and royalties/commissions cost of uranium sales breakdown for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Total pounds sold	—	—	—
Total operating expenses	$2,565,000	$648,000	$395,000
Depreciation and depletion	$396,000	$600,000	$756,000
Direct cost of sales	$2,961,000	$1,248,000	$1,151,000

        Operating Expenses.    During 2012 we incurred operating expenses related to our South Texas projects of $631,000 and $1.9 million in connection with the Kingsville Dome pond recovery project. During 2011 and 2010 we incurred operating expenses related to our South Texas projects of $648,000 and $395,000, respectively. All such costs were from stand-by and/or care and maintenance activities.

        Depreciation and Depletion.    During 2012, 2011 and 2010 we incurred depreciation and depletion expense related to our South Texas projects of $396,000, $600,000 and $756,000, respectively. All such costs were from stand-by and/or care and maintenance activities.

        Impairment of Uranium Properties.    During 2012, 2011 and 2010, we determined the carrying value of our uranium project assets exceeded their fair value. In 2012, this resulted in an impairment provision of $1,737,000, and we reduced the carrying value of Kingsville Dome by $919,000, Rosita by $139,000 and Vasquez by $679,000 at December 31, 2012. In 2011, we recorded an impairment provision of $1,460,000, and we reduced the carrying value of Kingsville Dome by $851,000, Rosita by $126,000 and Vasquez by $483,000 at December 31, 2011. In 2010, we recorded an impairment provision of $961,000, and we reduced the carrying value of Kingsville Dome by $590,000, Rosita by $58,000 and Vasquez by $313,000 at December 31, 2010.

        Accretion and Amortization of Future Restoration Costs.    During 2012, 2011 and 2010, the accretion and amortization of future restoration costs was $85,000, $121,000 and $156,000, respectively.

        General and Administrative Charges.    We incurred general and administrative charges and corporate depreciation of $10.6 million, $8.5 million and $8.4 million in 2012, 2011 and 2010, respectively.

        Significant expenditures for general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 were:

	Year Ended
	2012	2011	2010
	(Amounts in 000's)
Stock compensation expense	$427	$884	$1,032
Salaries and payroll burden	3,439	2,578	2,597
Legal, accounting, public company expenses	3,664	2,755	1,656
Provision for legal settlement	—	—	1,375
Insurance and bank fees	770	626	565
Consulting and professional services	1,286	982	593
Office expenses	465	275	231
Travel and other expenses	348	301	238
Depreciation	161	128	143

Total	$10,560	$8,529	$8,430

        The non-cash compensation expense recorded for the years ended December 31, 2012, 2011 and 2010 resulted from the recognition of expense related to the fair value of the Company's stock option and restricted common stock grants. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock.

        The increases in salary and payroll burden in 2012 resulted primarily from personnel increases related to the Neutron acquisition, the addition of an executive level position and 2011 incentive bonuses recorded in 2012.

        The Company's legal, accounting and public company expenses increased by $909,000 in 2012 compared to 2011. The higher costs in 2012 resulted primarily from legal fees for the Neutron acquisition and the reverse stock split, stockholder meeting costs for the annual general meeting and the special stockholder meeting held in connection with the Neutron acquisition and an increase in directors' fees for the year. The Company's legal, accounting and public company expenses increased by $1.1 million in 2011 compared to 2010. The increase resulted primarily from costs incurred in connection with acquisition activity for the Neutron Energy, Inc. transaction and legal fees related to the Kleberg County litigation.

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

        Insurance costs increased in 2012 primarily because of an increase in general liability and umbrella insurance premiums related to an underlying increase in the Company's payroll (the basis for the premium determination). Insurance costs increased in 2011 primarily because of an increase in general liability and umbrella insurance premiums related to an underlying increase in the Company's payroll (the basis for the premium determination) and a $4 million increase in coverage to comply with the insurance requirements of the Los Finados project.

        Consulting and professional service expenses in 2012 increased by $304,000 compared to 2011. This increase resulted primarily from costs incurred in connection with the Neutron acquisition and New Mexico groundwater studies; however these costs were offset by a reduction in public affairs consulting costs when compared to 2011.

        Consulting and professional service expenses in 2011 increased by $417,000 compared to 2010. This increase resulted primarily from costs incurred in connection with the preparation of the Churchrock Section 8 feasibility study.

        Increased office related costs in 2012 resulted primarily from increased office rent, executive search fees and IT/website costs incurred during the year.

        Net Income (Loss).    For the year ended December 31, 2012, we had a net loss of $15.6 million compared to net losses of $11.2 million and $10.4 million in 2011 and 2010, respectively. On a diluted per share basis, losses were ($1.28) in 2012, ($1.20) in 2011 and ($1.43) in 2010. These losses in 2012, 2011 and 2010 include an impairment provision for the Kingsville Dome, Vasquez and Rosita projects of $1,737,000, $1,460,000 and $961,000, respectively and exploration and land maintenance charges of $493,000, 18,000 and $2,000, respectively.

        Cash Flow.    As of December 31, 2012, we had a cash balance of approximately $4.7 million compared with approximately $2.9 million and $15.4 million at December 31, 2011 and 2010, respectively.

        In 2012, we had a negative cash flow from operations of $14.9 million, resulting primarily from our lack of revenues during the year and the cessation of uranium production in 2009.

        During 2012, we used $8.5 million in investing activities, primarily for capital additions made during the year at our South Texas and New Mexico projects and funding made in connection with the Neutron acquisition.

        During 2012, $25.2 million was raised from financing activities. Included were $20.3 of cash raised from the issuance of the Company's common stock and $5.0 million raised from a short term borrowing from RCF.

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

        In 2010, we raised net proceeds of approximately $19.1 million through the sale of 3,536,533 shares of common stock. In the June/July period we issued 2,714,283 shares of common stock at $4.20 per share and in November 822,250 shares of common stock at $11.60 per share in underwritten public offerings.

        During 2010, we used $2.4 million in investing activities, which includes $1.2 million of capital additions for the acquisition of exploration property in South Texas. Additionally, we increased the collateral required for our financial surety obligation by $551,000 during the year.

Liquidity—Cash Sources and Uses for 2013

        As of December 31, 2012, the Company had $4.7 million in cash and our cash balance at February 28, 2013 was approximately $2.1 million. The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting significant sales revenue and related cash inflows for 2013.

        In March, 2013 the Company completed a Shareholder Rights Offering (the "Rights Offering") which raised $8.9 million through the sale of 3.5 million shares of the Company's common stock. In connection with the Rights Offering, $5.0 million was used to repay the RCF short term loan facility and RCF was issued 1.96 million shares of the Company's common stock bringing their ownership percentage in the Company to 32.8%. Under the Rights Offering, each URI shareholder and warrant holder received one non-transferrable subscription right for each share of common stock owned or subject to a warrant as of 5:00pm ET on January 28, 2013. Every subscription right entitled the holder to purchase 0.3119 of a share of common stock of URI at a price of $2.55 per whole share. In December 2012, URI and RCF entered into a standby purchase agreement pursuant to which RCF agreed, subject to certain conditions, to participate in the Rights Offering and to exercise rights so that total proceeds to the Company would equal at least $8.0 million.

        In February 2013, the Company secured $9 million in new surety bonds for the benefit of the Texas Commission on Environmental Quality for remediation and reclamation activities at the Company's South Texas projects. The collateral requirements for these new bonds require the Company to post $4.5 million in cash collateral as a condition of their terms. These bonds will replace the existing $9.0 million of fully collateralized financial surety instruments that are currently providing the financial surety requirements for the projects. As a result of the lower cash collateral requirement, $4.5 million of the Company's restricted cash is expected to be released back to the Company in March 2013.

        On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an "at-the-market" equity offering program ("ATM Sales Agreement"). The Company raised additional capital in 2011 and 2012 through the sale of common stock of common stock under this program. The Company has a total of $9.0 million available for future sales under the ATM Sales Agreement.

        The Company expects that its existing cash, the funding from the Rights Offering, collateral release and funding available under the ATM Sales Agreement will provide it the necessary liquidity for 2013. Additional funding under the ATM Sales Agreement is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

Off Balance Sheet Arrangements

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the "L/Cs") and performance bonds totaling $8,707,000 issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). Such L/Cs are collateralized in their entirety by certificates of deposit and money market deposits.

Contractual Obligations

        The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2012, except as otherwise noted.

		Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases	$147,877	$119,145	$24,154	$4,578	$—
Corporate office lease	144,245	50,910	50,910	42,425	—
Crownpoint	450,000	—	—	—	450,000

Total	$724,122	$170,055	$75,064	$47,003	$450,000

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements on page F-9 of this Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Uranium Price Volatility

        The Company is subject to market risk related to the market price of uranium. We have two uranium supply contracts whose pricing mechanisms are based upon the market price of uranium. Future sales under these contracts would be impacted by both spot and long-term uranium price fluctuations. The Company's cash flow has historically been dependent on the price of uranium, which is determined primarily by global supply and demand, relative to the Company's costs of production. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond the Company's control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $42.00 per pound as of February 25, 2013.

Item 8.    Financial Statements and Supplementary Data.

Financial Statements

        The financial statement information called for by this item appears on pages F-1 through F-30.

Supplementary Financial Data Tables

SUPPLEMENTARY FINANCIAL DATA
(UNAUDITED)

	For the Quarter Ended
	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(Amounts in Thousands)
Uranium sales	$—	$—	$—	$—	$—	$—	$—	$—
Loss from operations	(4,113)	(4,235)	(3,787)	(3,701)	(2,750)	(2,827)	(2,704)	(3,094)
Net loss	(4,136)	(4,221)	(3,661)	(3,606)	(2,693)	(2,787)	(2,693)	(3,026)
Net loss per common share:
Basic and diluted	$(0.26)	$(0.34)	$(0.34)	$(0.37)	$(0.29)	$(0.30)	$(0.29)	$(0.32)

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

        During the fiscal period covered by this report, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012. This evaluation was based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2012.

        The Company's independent registered public accounting firm, Hein & Associates LLP, has issued an audit report on the Company's internal control over financial reporting, which appears on Page F-3 of this Form 10-K.

        There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

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

Date: March 18, 2013
URANIUM RESOURCES, INC.
	By:	/s/ TERENCE J. CRYAN Terence J. Cryan, Interim President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT Paul K. Willmott, Director and Chairman	March 18, 2013
/s/ TERENCE J. CRYAN Terence J. Cryan, Interim President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013
/s/ THOMAS H. EHRLICH Thomas H. Ehrlich, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013
/s/ MARVIN K. KAISER Marvin K. Kaiser, Director	March 18, 2013
/s/ JOHN H. PFAHL John H. Pfahl, Director	March 18, 2013
/s/ MARK K. WHEATLEY Mark K. Wheatley, Director	March 18, 2013

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Uranium Resources, Inc.
Lewisville, Texas 75067

        We have audited the consolidated balance sheets of Uranium Resources, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranium Resources, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of Uranium Resources, Inc.'s internal control over financial reporting.

/s/ Hein & Associates LLP
Dallas, Texas
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Uranium Resources, Inc.
Lewisville, Texas 75067

        We have audited Uranium Resources, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Uranium Resources, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Uranium Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ Hein & Associates LLP
Dallas, Texas
March 18, 2013

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$4,664,596	$2,890,263
Receivables, net	276,801	123,336
Prepaid and other current assets	431,427	165,509

Total current assets	5,372,824	3,179,108
Property, plant and equipment, at cost:
Uranium properties	107,672,404	82,768,867
Other property, plant and equipment	1,360,598	868,454
Less—accumulated depreciation, depletion and impairment	(65,318,921)	(64,791,294)

Net property, plant and equipment	43,714,081	18,846,027
Long-term investment:
Restricted cash	9,491,865	9,379,794

Total assets	$58,578,770	$31,404,929

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2012	2011
Current liabilities:
Accounts and short term notes payable	$1,331,888	$1,148,812
Note payable	5,000,000	—
Current portion of restoration reserve	1,160,378	1,227,125
Royalties and commissions payable	665,745	665,745
Accrued interest and other accrued liabilities	859,981	374,088
Current portion of capital leases	112,140	65,161

Total current liabilities	9,130,132	3,480,931
Other long-term liabilities and deferred credits	3,837,679	4,008,634
Long-term capital leases, less current portion	17,582	54,071
Other long-term debt	450,000	450,000

Total liabilities	13,435,393	7,993,636
Commitments and contingencies (Notes 2, 3, 6 and 12)
Shareholders' equity:
Common stock, $0.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2012—16,150,163; 2011—9,400,501	16,154	9,404
Paid-in capital	207,338,549	169,988,842
Accumulated deficit	(162,201,908)	(146,577,535)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)

Total shareholders' equity	45,143,377	23,411,293

Total liabilities and shareholders' equity	$58,578,770	$31,404,929

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
Revenues:
Uranium sales	$—	$—	$—

Total revenue	—	—	—
Cost of uranium sales:
Royalties and commissions	—	—	—
Operating expenses	2,564,827	648,278	394,763
Accretion/amortization of restoration reserve	85,181	121,183	155,943
Depreciation	396,246	599,504	756,377
Writedown of uranium properties	1,737,359	1,460,170	961,278
Exploration and land maintenance expenses	492,858	17,918	1,646

Total cost of uranium sales	5,276,471	2,847,053	2,270,007

Loss from operations before corporate expenses	(5,276,471)	(2,847,053)	(2,270,007)
Corporate expenses:
General and administrative (includes stock compensation expense of $427,000, $884,000 and $1,032,000 in 2012, 2011 and 2010, respectively)	10,399,084	8,400,955	6,911,672
Provision for legal settlement	—	—	1,375,000
Depreciation	160,747	127,741	143,361

Total corporate expenses	10,559,831	8,528,696	8,430,033

Loss from operations	(15,836,302)	(11,375,749)	(10,700,040)
Other income (expense):
Interest expense	(50,880)	(18,968)	(25,362)
Interest and other income, net	262,809	195,320	370,835

Total other income, net	211,929	176,352	345,473

Net loss	$(15,624,373)	$(11,199,397)	$(10,354,567)

Basic and diluted net loss per common share	$(1.28)	$(1.20)	$(1.43)

Average weighted shares outstanding	12,237,349	9,348,053	7,231,346

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
			Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount
Balances, December 31, 2009	5,678,179	$5,682	$147,888,342	$(125,023,571)	$(9,418)

Net loss	—	—	—	(10,354,567)	—
Restricted common stock issued for services	28,207	28	(28)	—	—
Stock compensation expense	—	—	1,032,308	—	—
Common stock issued for stock option exercise	112	—	808
Common stock issuance	3,536,533	3,537	19,133,746	—	—

Balances, December 31, 2010	9,243,031	9,247	$168,055,176	(135,378,138)	(9,418)

Net loss	—	—	—	(11,199,397)	—
Common stock issued for deferred compensation	88,502	88	696,939	—	—
Restricted common stock issued for services	17,589	17	(17)	—	—
Common stock issued for stock option exercise	3,715	4	28,230	—	—
Stock compensation expense	—	—	883,941	—	—
Common stock issuance	47,664	48	324,573	—	—

Balances, December 31, 2011	9,400,501	9,404	$169,988,842	(146,577,535)	(9,418)

Net loss	—	—	—	(15,624,373)	—
Common stock issued for loan origination fees	42,884	43	159,957	—	—
Restricted common stock issued for services	39,060	39	(39)	—	—
Stock compensation expense	—	—	427,292	—	—
Common stock issuance	2,967,716	2,968	20,261,724	—	—
Issuance of common stock to acquire Neutron Energy, Inc.	3,700,002	3,700	16,500,773	—	—

Balances, December 31, 2012	16,150,163	$16,154	$207,338,549	$(162,201,908)	$(9,418)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(15,624,373)	$(11,199,397)	$(10,354,567)
Reconciliation of net loss to cash used in operations—
Accretion/amortization of restoration reserve	85,181	121,183	155,943
Depreciation and depletion	556,993	727,245	899,738
Writedown of uranium properties and exploration expenses	1,737,359	1,460,170	961,278
Decrease in restoration and reclamation accrual	(1,767,289)	(1,530,303)	(1,373,228)
Stock compensation expense	427,292	883,941	1,032,308
Other non-cash items, net	73,932	2,289	19,700
Effect of changes in operating working capital items—
(Increase) decrease in receivables	(148,465)	(77,092)	17,646
(Increase) decrease in prepaid and other current assets	(88,578)	13,722	(53,831)
Increase (decrease) in payables and accrued liabilities and deferred credits	(116,223)	(802,560)	1,334,939

Net cash used in operating activities	(14,864,171)	(10,400,802)	(7,360,074)
Cash flows from investing activities:
(Increase) decrease in certificate of deposit, restricted	161,834	(2,042,428)	(551,366)
Additions to property, plant and equipment—
Kingsville Dome	(690,108)	(141,137)	(149,652)
Rosita	(68,454)	(125,693)	(58,504)
Vasquez	(101,874)	(97,200)	(77,500)
Rosita South	(9,447)	(40,959)	(78,813)
Los Finados/Tecolote project	(5,950)	(88,236)	(1,168,780)
Churchrock	(2,770,833)	(58,838)	(138,541)
Crownpoint/Section 13 Drilling	(283,625)	(34,921)	(119,624)
Proceeds from Joint Venture agreement	—	300,000	—
Other property	(519,690)	(35,311)	(23,123)
Juan Tefoya	(565,244)	—	—
Acquisition of Neutron Energy, Inc.	(3,677,133)	—	—

Net cash used in investing activities	(8,530,524)	(2,364,723)	(2,365,903)
Cash flows from financing activities:
Proceeds from note payable	5,000,000	—	—
Payments of borrowings	(95,664)	(83,539)	(117,710)
Issuance of common stock, net	20,264,692	352,855	19,138,091

Net cash provided by financing activities	25,169,028	269,316	19,020,381

Net increase (decrease) in cash and cash equivalents	1,774,333	(12,496,209)	9,294,404
Cash and cash equivalents, beginning of year	2,890,263	15,386,472	6,092,068

Cash and cash equivalents, end of year	$4,664,596	$2,890,263	$15,386,472

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

1. DESCRIPTION OF THE COMPANY

        Uranium Resources Inc. ("URI") was formed in 1977 and domesticated in Delaware in 1987. The Company explores for, develops and mines uranium. Since its incorporation in 1977, URI has produced over 8 million pounds of uranium by in-situ recovery (ISR) methods in the state of Texas where the Company currently has ISR mining projects, including two licensed processing facilities. URI also has 206,600 acres of uranium mineral holdings with 144.8 million pounds of in-place mineralized uranium material in New Mexico and NRC license to produce up to 3 million pounds of uranium per year on certain of its New Mexico projects. The Company acquired these properties over the past 20 years along with an extensive information database of historic mining logs and analysis. None of URI's properties is currently in production.

        URI's strategy is to advance its projects in New Mexico to production and to return to production in Texas, including potentially expanding its asset base both within and outside of New Mexico and Texas and partner with larger mining companies that have undeveloped uranium or with junior mining companies that do not have the mining experience of URI.

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

Reverse Stock Split

        Immediately following the close of trading on January 22, 2013 the Company affected a 1 for 10 reverse stock split for its common stock. With the reverse stock split, every ten shares of the Company's issued and outstanding common stock were combined into one issued and outstanding share of common stock. The reverse stock split had no effect on the par value of the shares or the authorized number of shares of the Company. The reverse split reduced the number of URI's outstanding common stock from approximately 161.1 million shares to approximately 16.1 million shares. All share data herein has been retroactively adjusted for the reverse stock split.

Consolidated Statements of Cash Flows

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash deposits in excess of federally insured limits. The Company monitors the soundness of the financial institution and believes the Company's risk is negligible.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Additional disclosures of cash flow information follow:

	Year Ended December 31,
	2012	2011	2010
Cash paid during the period for:
Interest	$14,100	$19,000	$25,400
The following non-cash transactions occurred in 2012, 2011 and 2010 and such transactions are summarized as follows:
Common stock issued to acquire Neutron Energy, Inc.	$16,577,000	$—	$—

Common stock issued for loan origination fees	$160,000	$—	$—

Capital lease additions	$106,200	$—	$—

Common stock issued for deferred compensation	$—	$697,027	$—

Restricted common stock issued for services	$39	$17	$28

Restricted share issuance of Common Stock in connection with a cash conservation plan	$—	$—	$106,500

Uranium Properties

        All acquisition and development costs (including financing, salary and related overhead costs) incurred in connection with the various uranium properties are capitalized. Exploration and evaluation costs associated with uranium properties are expensed as incurred until such time that the existence of a commercially minable uranium deposit is confirmed. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized through a reduction in the net carrying value of the asset. (See Note 5—"PROPERTY, PLANT AND EQUIPMENT-Uranium Properties").

        Included in property, plant, equipment and development costs is what management classifies as value beyond proven and probable reserves (VBPP), primarily resulting from the Neutron acquisition. VBPP is attributable to (i) mineralized material, which includes measured and indicated amounts, that the Company believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential.

        Carrying amounts assigned to VBPP are not charged to expense until the VBPP becomes associated with additional proven and probable reserves and the reserves are produced or the VBPP is determined to be impaired. Additions to proven and probable reserves for properties with VBPP will carry with them the value assigned to VBPP at the date acquired, less any impairment amounts.

        Depreciation and Depletion. During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties are suspended. Depreciation and

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

depletion of our plant facilities, machinery and equipment continues in accordance with the level of stand-by activity being conducted at each site.

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

Restricted Cash

        At December 31, 2012 and 2011, the Company had pledged certificates of deposit and money market accounts of $9,492,000 and $9,380,000, respectively, in order to collateralize letters of credit required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

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

        Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company's engineering studies calculating the cost of future surface and groundwater activities.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table shows the change in the balance of the restoration and reclamation liability (Asset Retirement Obligation) during the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Reserve for future restoration and reclamation costs at January 1,	$4,735,759	$5,043,645
Changes in cash flow estimates	1,444,406	1,101,234
Costs incurred	(1,767,289)	(1,530,303)
Accretion expense	85,181	121,183

Reserve for future restoration and reclamation costs at December 31,	$4,498,057	$4,735,759

Contingent Liabilities—Off Balance Sheet Arrangements

        The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the "L/Cs") and performance bonds totaling $8,707,000 issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company ("USF&G"). Such L/Cs are collateralized in their entirety by certificates of deposit and money market deposits.

Earnings Per Share

        All per share data herein has been retroactively adjusted for the 1 for 10 reverse stock split that occurred following the close of trading on January 22, 2013.

        Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share—diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for 2012, 2011 and 2010 there were no dilutive securities included in these years as their inclusion would be anti-dilutive.

        The potential dilutive Common Stock that was excluded from the calculation of diluted earnings per share was 403,274 in 2012, 454,885 in 2011, and 594,714 in 2010.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant areas requiring the use of management estimates include mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; environmental obligations;

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

future restoration and reclamation costs; share based compensation expense; and asset impairment, including estimates used to derive future cash flows associated with those assets.

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

Recently Issued Accounting Pronouncements

        In January 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." ASU 2013-01 states the intended scope of disclosures required by ASU No. 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" apply to derivatives and hedging transactions. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this guidance is not anticipated to have an effect on the Company's consolidated financial position, results of operations, or cash flows.

3. LIQUIDITY

        The Company had negative cash flow from operations of $14.9 million, $10.4 million and $7.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        We had $4.7 million in cash at December 31, 2012 and $2.9 million at December 31, 2011. The Company is not currently commercially producing uranium and as such does not anticipate generating any significant sales revenues in 2013.

        In March, 2013, the Company completed a shareholder rights offering ("Rights Offering") whereby each of the Company's shareholders and warrant holders were eligible to participate on an equal, proportional basis in purchasing shares of common stock of the Company. Each URI shareholder and warrant holder received one subscription right for each share of common stock owned or subject to a warrant as of the record date. Every subscription right entitled the holder to purchase 0.3119 of a share of common stock of URI at a price of $2.55 per whole share. The Company raised $8.9 million in gross proceeds under the Rights Offering of which $5.0 million was used to repay the short term financing from RCF.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

3. LIQUIDITY (Continued)

        In the fourth quarter of 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an "at-the-market" equity offering program ("ATM Sales Agreement"). The Company raised capital in 2011 and 2012 through the sale of common stock under this program. During 2012, a total of 973,000 shares of common stock were sold resulting in net proceeds of approximately $5.4 million pursuant to the ATM Sales Agreement. The Company has a total of $9.0 million available for future sales under the ATM Sales Agreement.

        The Company expects that its existing cash, the funding received from the Rights Offering and funding available under the ATM Sales Agreement will provide it the necessary liquidity moving forward for 2013. Additional funding available under the ATM Sales Agreement is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

4. MERGER AND FINANCING AGREEMENT WITH NEUTRON ENERGY

        In March 2012, the Company executed a merger agreement to acquire 100% of the equity (the "Transaction") of Neutron. As part of the Transaction, Resource Capital Fund V L.P. ("RCF") provided $20 million in funding in exchange for 2.5 million shares of the Company's common stock to retire the majority of Neutron's outstanding debt owed to RMB Australia Holdings Limited ("RMB"). The remainder of Neutron debt owed to RMB was converted into 836,000 shares of the Company's common stock, resulting in URI acquiring Neutron on a debt-free basis. The Transaction, which was unanimously approved by the Boards of Directors of both URI and Neutron, was approved by both Neutron's and URI's stockholders at special stockholders meetings that were held on August 23, and August 29, 2012, respectively. The Transaction closed on August 31, 2012.

        At the effective time of the merger, each share of Neutron's common stock ceased to be outstanding and was converted into the right to receive 0.00643 shares of URI's common stock, with approximately 384,000 shares of URI common stock being issued to former Neutron stockholders in the aggregate.

        In connection with the Transaction, URI also entered into an investment agreement with RCF pursuant to which RCF provided $10 million in funding to URI through the purchase of 1.0 million shares of the Company's common stock on March 9, 2012 and provided an additional $5 million in funding through the purchase of 969,000 additional shares of the Company's common stock on September 5, 2012. At the closing date of the Transaction the Company had provided $3.6 million to Neutron to fund their operations from March 2012 through August 31, 2012. Such funding was recorded as a note due to the Company from Neutron prior to the closing. The amount of the note was deemed as additional consideration paid in connection with the Transaction and was allocated as a component of the fair value of the net assets acquired.

        With the Transaction the Company added property interests in the states of New Mexico, South Dakota, Wyoming, and Arizona. All of the projects acquired in the Transaction are at the exploration stage without known reserves and there can be no assurance that a commercially viable mineral deposit, or reserve, exists on any of the properties until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility. Further

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

4. MERGER AND FINANCING AGREEMENT WITH NEUTRON ENERGY (Continued)

exploration will be required before a final evaluation as to the economic, technical and legal feasibility of mining of any of the properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit, or reserve, exists on any of the properties acquired in the Transaction.

        The primary properties acquired in the Transaction are located in the State of New Mexico are subdivided into two separate groups and consist of the Cibola Project and the Ambrosia Lake Project. Neutron's principal mineral project is the Cibola Project which consists of the Juan Tafoya Property where Neutron has a lease covering approximately 4,097 acres and the Cebolleta Property where Neutron has a lease covering approximately 6,717 acres. The Ambrosia Lake Project is comprised of the (i) Endy Lease which is comprised of 167 unpatented lode mining claims and covers 3,382 acres in the eastern portion of the Ambrosia Lake Project; (ii) Bonner Lease which is comprised of 181 unpatented lode mining claims and one state of New Mexico general mining lease covering a further 4,132 acres ; (iii) the Elizabeth Lease which is comprised of eight patented and one unpatented lode mining claims covering 179 acres ; and (iv) 292 unpatented lode mining claims for 5,442 acres that are owned directly by Neutron. Collectively, the Endy Lease, Bonner Lease, Elizabeth Lease and the claims owned by Neutron cover an area of approximately 13,135 acres.

        The estimated fair value of the total consideration transferred was $20,136,000 excluding share issuance costs of $146,000. The acquisition date estimated fair value of each class of consideration transferred was as follows:

Common shares	$16,577,000
Note receivable—Neutron	3,559,000

Total purchase price	$20,136,000

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

4. MERGER AND FINANCING AGREEMENT WITH NEUTRON ENERGY (Continued)

        The Company issued 3.7 million shares of common stock in the Transaction. Fair value of common stock issued was determined by the closing price of the Company's common stock on the closing date of the Transaction. The total purchase price has been preliminarily allocated to the net tangible assets of Neutron as follows:

Cash	$28,000
Restricted cash	273,000
Other current assets	11,000
Uranium properties—value beyond proven and probable	20,274,000
Other property, plant and equipment	323,000
Other non-current assets	12,000

Total assets	20,921,000
Total current liabilities	785,000

Total liabilities	785,000

Net tangible and intangible assets acquired	$20,136,000

        During 2012, the Company recorded acquisition expenses totaling $2.036 million in general and administrative expenses. During 2012, the Company recognized a net loss from Neutron operations of $387,000.

Unaudited Pro Forma Results

        ASC Topic 805 requires supplemental information on a pro forma basis to disclose the results of operations as though the business combination had been completed as of the beginning of the periods being reported.

        The following condensed unaudited pro forma information gives effect to these acquisitions as if they had occurred on January 1, 2010. The pro forma information has been included in the notes as required by U.S. generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had these acquisitions been effective on the dates as indicated and should not be viewed as indicative of operations in the future.

	Unaudited Pro Forma Financial Data Years ended December 31
	2012	2011
Revenue	$—	$—
Net loss	$(16,899,501)	$(17,678,658)

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

5. PROPERTY, PLANT AND EQUIPMENT

	Property, Plant and Equipment Balances (net) At December 31,
	2012	2011
Uranium plant	$10,913,000	$9,139,000
Permits and licenses	3,902,000	2,714,000
Mineral rights	3,873,000	2,711,000
Value beyond proven and probable reserves (VBPP)	20,274,000	—
Evaluation and delineation	2,460,000	2,460,000
Vehicles/depreciable equipment	1,435,000	1,405,000
Wellfield development	153,000	131,000
Other uranium properties	246,000	193,000
Other property, plant and equipment	458,000	93,000

Total	$43,714,000	$18,846,000

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

        At December 31, 2012, we determined the carrying value of our project assets at each of our South Texas production locations exceeded their fair value. A decline in the current and projected market price of uranium and an increase in the estimated production costs for each of our South Texas projects resulted in a decrease in the estimated future cash flow to be generated from each site. Such determination resulted in an impairment provision of approximately $1.7 million for the year. The impairment provision for 2012 was approximately $919,000 for the Kingsville Dome project, $139,000 for the Rosita project and $679,000 for the Vasquez project. The impairment provision recorded in 2011 was approximately $1.5 million and included $851,000 for the Kingsville Dome project, $126,000 for the Rosita project and $483,000 for the Vasquez project. The impairment provision recorded in 2010 was approximately $961,000 and included approximately $590,000 million for the Kingsville Dome project, $58,000 for the Rosita project and $313,000 for the Vasquez project.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

5. PROPERTY, PLANT AND EQUIPMENT (Continued)

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

Los Finados/Tecolote Project

        The Los Finados Project consisted of an exploration lease from private land owners on about 53,524 gross acres located in Kenedy County near its Kingsville Dome property. The exploration rights to the Los Finados project were acquired in December 2010. The lease option agreement included a $1 million fee paid at signing. The lease option included a three phase exploration program that required a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment. The Company completed phase one of the exploration in 2011 and phase two in 2012.

        In December 2012, the Company signed an amendment to the Los Finados exploration lease which added approximately 22,700 net acres north of Los Finados to the exploration program. The additional acreage is identified as the Tecolote project. In addition, the amendment extended the term of the exploration lease by two years, to November 30, 2015 and it also deemed complete the Company's exploration obligations under the Los Finados program. Under the amendment, the

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

5. PROPERTY, PLANT AND EQUIPMENT (Continued)

exploration program commitment for the Tecolote project for 2013, 2014 and 2015 was amended to include minimum exploration obligations of one hundred exploration wells or $1.0 million investment for the year ended November 30, 2013, one hundred fifty exploration wells or $1.5 million investment for the year ended November 30, 2014 and two hundred exploration wells or $2.0 million investment for the year ended November 30, 2015. Investment or drilling in excess of the minimum requirement in any year counts toward the following year's requirements. The expansion of the agreement to the Tecolote project also terminated the Company's right to exercise its lease option on the Los Finados project.

        In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. ("CTI"), a subsidiary of Cameco (NYSE: CCJ) on the Los Finados project. The agreement with CTI included a three phase exploration program. In December 2012, the Company amended the agreement with CTI. The amendment extended the term of the exploration lease by two years to November 30, 2015 and included the same minimum exploration commitment terms as the Tecolote project for the phase four and phase five years ending November 30, 2014 and 2015, respectively. Under this agreement, CTI will fund the majority of the exploration costs and can earn up to a 70% interest and in the project in consideration for their investment.

        At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves. The uranium would be processed at URI's Kingsville Dome or Rosita processing facility, with CTI's share of production being processed under a toll processing agreement with URI.

Churchrock Properties

        The Churchrock project encompasses about 3,458 gross and net acres. The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. We own the mineral estate in fee for both Section 17 and the Mancos properties. We own patented and unpatented lode mining claims on Section 8.

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

        Permitting activities are currently ongoing on these properties. See further discussion of permitting activities in Note 12—"COMMITMENTS AND CONTINGENCIES".

Crownpoint Property

        The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 640 gross and 556 net acres.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

5. PROPERTY, PLANT AND EQUIPMENT (Continued)

West Largo and Roca Honda Properties

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

Juan Tefoya Property

        In connection with the acquisition of Neutron Energy, Inc. we acquired the fee interest in 4,097 acres in northwestern New Mexico of fee (deeded) surface and mineral rights owned by the Juan Tafoya Land Corporation. The Juan Tefoya property is located approximately 45 miles west-northwest of the city of Albuquerque, and 25 miles northeast of the town of Laguna. The net carrying value of the property was $565,000 at December 31, 2012.

6. CONTRACT COMMITMENTS

Sales Contracts

        In March 2006, we entered into new sales contracts with Itochu Corporation ("Itochu") and UG U.S.A., Inc. ("UG") that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding the Tecolote/Los Finados project and a second large potential exploration plays). Uranium deliveries from the inception of the contracts through December 31, 2012 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

7. DEBT

Short Term Financing Facility

        In December 2012 the Company completed a $5 million short term financing provided by RCF. The terms of the financing include an annualized interest rate of 10% payable quarterly and a loan establishment fee of $160,000. The loan establishment fee was paid in December 2012 by the issuance of 42,884 shares of common stock of the Company. The number of shares paid was determined based upon the volume weighted average price of the Company's common stock for the 20 days ending November 29, 2012 ($3.73 per share). The maturity date for the financing was the earlier of (i) the date of the closing of the Shareholder Rights Offering and (ii) June 28, 2013.

        Subsequent to year end 2012, in connection with the Shareholder Rights Offering, the Company repaid the RCF $5.0 million short term loan facility by issuing 1.96 million shares of the Company's common stock to RCF. See Note 13—"Subsequent Events" for a description of the Shareholder Rights Offering.

Summary of Long-Term Debt

	At December 31,
	2012	2011
Long-term debt of the Company consists of:
Crownpoint property	$450,000	$450,000
Capital leases	129,722	119,232

	579,722	569,232
Less—Current portion	(112,140)	(65,161)

Total long-term debt	$467,582	$504,071

        Maturities of long-term debt and capital leases are as follows:

For the Twelve Months Ended:	Long-Term Debt	Capital Leases
December 31, 2013	$—	$119,145
December 31, 2014	—	24,153
December 31, 2015	—	4,579
December 31, 2016	—	—
December 31, 2017 and beyond	450,000	—

Totals	$450,000	$147,877
Less amounts representing imputed interest		(18,155)

Present value of future payments		$129,722

        Capital leases consist of trucks and mining equipment included in uranium properties.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

8. SHAREHOLDERS' EQUITY

Equity Infusion—ATM Sales

        On October 31, 2011, the Company, entered into an ATM Sales Agreement with BTIG, pursuant to which the Company may sell from time to time, shares of its common stock through an "at-the-market" share offering program under its currently effective registration statement on Form S-3. The Company may sell up to $15,000,000 in aggregate offering price of its common stock through BTIG, acting as sales agent. On October 31, 2011, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the offering. The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement. The Company raised approximately $5.4 million of net proceeds in 2012 through the ATM Sales Agreement through the sale of 0.97 million shares of common stock. The Company raised approximately $325,000 of net proceeds in 2011 under the ATM Sales Agreement through the sale of 47,700 shares of common stock. The Company has a total of $9.0 million available for future sales under the ATM Sales Agreement.

Equity Infusion—Private Placement

        The Company raised $10 million on March 9, 2012 in a private placement with Resource Capital Fund V L.P. ("RCF"). In connection with the transaction the Company sold 1.0 million shares of common stock at a price of $9.75 per share. The Company also raised $5 million on September 5, 2012 in a private placement with RCF. In this transaction the Company sold 0.97 million shares of common stock at a price of $5.16 per share. These capital transactions were conducted as a part of the acquisition for all of the outstanding shares of Neutron Energy, Inc. See Note 4—"Merger and Financing Agreement with Neutron Energy" for a description of these financings.

Equity Infusion—Public Offering

        During 2010, the Company raised capital in June and July 2010 through two underwritten public offerings. Under the transactions, a total of 3.54 million shares of common stock were sold in the offering with net proceeds of approximately $19.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Deferred Compensation

        The Company has Deferred Compensation Plans for the years 1999 to 2004 (the "Deferred Compensation Plans") whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2004. The participants elected to receive the deferred amount in shares of our Common Stock valued at $8.00 per share. On January 11, 2011 the participants elected to receive restricted stock totaling 88,500 shares in lieu of the cash due under the deferred compensation plans.

Warrants

        In connection with the May 2008 equity infusion, the Company issued warrants to purchase 0.99 million additional shares of common stock at a price of $57.80 per share. These warrants expire in May 2013 and are outstanding and exercisable as of December 31, 2012.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

9. STOCK-BASED COMPENSATION PLANS

        Our stock based compensation programs consist of stock options granted to employees and directors and restricted stock grants made to employees. Stock compensation expense for the year ended December 31, 2012, 2011 and 2010 of $427,000, $884,000 and $1,032,000, respectively, was recorded to general and administrative expenses. The Company has not recognized a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

Stock Options

Employee Stock Options

        The Company has two stock Incentive Plans for Employees, both of which were approved by the Company's shareholders.

        Under the 1995 Stock Incentive Plan (the "1995 Plan") all available and outstanding options have been granted and are currently exercisable. Under the Company's 2004 Stock Incentive Plan (the "2004 Plan") a total of 175,000 shares may be issued upon exercise of options granted under the 2004 Plan. Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years. At December 31, 2012, 120,800 shares were available for issuance from grants made under the 2004 Plan.

        In June 2011, the Company's Executive Chairman was granted options under the 2004 Plan to purchase a total of 1,667 shares of common stock at an exercise price of $17.30 per share. The stock option grant shares vest ratably over 4 years.

        In December 2010, four officers of the Company were granted options under the 2004 Plan to purchase a total of 9,500 shares of the Company's common stock at an exercise price of $32.90 per share. These options vested over one year and are fully vested at December 31, 2012.

        In April 2010, five employees and one officer of the Company were granted options under the 2004 Plan to purchase a total of 8,500 shares of the Company's common stock at an exercise price of $7.30 per share. These options vest ratably over 3 years.

2004 Directors' Plan—Options

        On June 2, 2004 the Company adopted the 2004 Directors' Stock Option Plan (the "2004 Directors' Plan"). Under the 2004 Directors' Plan, each non-employee director on the date the Plan was adopted was granted an option to purchase 7,500 shares of Common Stock. Each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase 2,500 shares of Common Stock and each Non-Employee Director shall be granted an option to purchase 2,500 shares either, (a) upon his or her re-election at an annual meeting of the Company's stockholders or (b) in any calendar year in which an annual meeting of shareholders is not held, on June 1 of such year.

        In June 2006, the Directors' Stock Option Plan was amended to increase the initial grants and the annual re-election grants to non-employee Directors to 5,000 shares of Common Stock. The 2004 Directors' Plan replaces an earlier plan that expired in 2004. None of such options remains outstanding at December 31, 2012.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

9. STOCK-BASED COMPENSATION PLANS (Continued)

        In June 2010, the Directors' Stock Option Plan was amended and restated ("Amended 2004 Directors' Plan") to allow for the directors to be issued stock options or restricted common shares as determined by the Company and increased the available shares to be granted to 250,000 shares. At December 31, 2012, 95,625 shares were available for future grants under the Amended 2004 Directors' Plan.

        In September 2012, Terence J. Cryan assumed the duties of the Company's Interim President and CEO. In connection with this Mr. Cryan was granted options under the Amended 2004 Directors' Plan to purchase 20,000 shares of the Company's Common Stock at an exercise price of $5.20 per share. The stock options vest ratably 25% at the 6, 12, 18 and 24 month anniversary date of the date of grant.

        At the June 2011 annual meeting of the stockholders, each of the non-employee directors of the Company was granted options under the Amended 2004 Directors' Plan to purchase 5,000 shares of the Company's common stock at an exercise price of $17.30 per share. The stock option grant shares vest ratably over 4 years.

        In January 2010, a non-employee director was granted options under the 2004 Directors' Plan to purchase 5,000 shares of the Company's Common Stock at an exercise price of $7.60 per share. Effective September 30, 2010, the non-employee director resigned as a member of the Board of Directors. In connection with this change, the terms of the equity awards granted to him were modified whereby the vesting attributable to 25% of the 5,000 share stock option grant made on January 20, 2010 was accelerated to the date of his resignation and the exercise period was extended to September 30, 2012. In addition, the vesting attributable to 25% of the 5,000 share restricted stock grant made on June 3, 2010 was accelerated to the date of his resignation. The remaining unvested equity awards were forfeited upon his resignation. Additional stock compensation expense of $6,000 was recognized in 2010 in connection with the modifications of these options.

        The following table summarizes stock options outstanding and changes during the year ended December 31, 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	298,520	$25.90
Granted	20,000	$5.20
Canceled or forfeited	(1,250)	$7.60

Options outstanding at December 31, 2012	317,270	$24.60	3.41	$—

Options exercisable at December 31, 2012	288,186	$26.30	2.84	$—

        The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0, $79,000 and $2,976, respectively. Cash proceeds from options exercised during the years ended December 31, 2012, 2011 and 2010 was $0, $28,234, and $798, respectively.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

9. STOCK-BASED COMPENSATION PLANS (Continued)

        Stock options outstanding and currently exercisable at December 31, 2012 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	183,406	1.6	$13.10	183,406	$13.10
2004 Employee Incentive Plan	40,741	5.6	34.50	36,657	37.20
2004 Directors Plan	93,123	6.0	43.00	68,123	56.10

	317,270	3.4	$24.60	288,186	$26.30

        Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2012 was approximately $127,000, which is expected to be recognized over a weighted average period of approximately 1 to 2 years.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements through the measurement date of the stock option grant. Expected pre-vesting forfeitures and option terms were estimated based on actual historical pre-vesting forfeitures. The exercise price for the options granted under the plans is the fair market value of the Common Stock on the date granted. The terms of the options are determined by the Board of Directors upon grant; however, no options may be exercised after a period of ten years.

        Using the Black-Scholes option pricing model, the assumptions for grants in 2012: fair market value: $6.70 and $5.20; expected volatility of 72% and 84%; and risk-free interest rate of 0.5% and 3.5%. An expected life of 1.0 years and 7.7 years was used for the options granted. The weighted average fair value of the options granted in 2012 was $6.00.

        Using the Black-Scholes option pricing model, the assumptions for grants in 2011: fair market value: $11.41, $12.80 and $7.60; expected volatility of 91%, 87% and 93%; and risk-free interest rate of 2.75%, 1.875% and 3.0%. An expected life of 7.69 years, 6.31 years and 5 years was used for the options granted. The weighted average fair value of the options granted in 2011 was $13.20.

        Using the Black-Scholes option pricing model, the assumptions for grants in 2010: fair market value: $7.30, $7.00, $6.90 and $25.20; expected volatility of 144%, 147%, 103% and 89%; and risk-free interest rate of 4.25%, 4.75%, 3.75% and 3.125%. An expected life of 7.91 years, 7.27 years, 2 years and 6.32 years was used for the options granted. The weighted average fair value of the options granted in 2010 was $17.70.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

9. STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock Plans

2007 Plan

        In 2007, the Board of Directors adopted and the shareholders approved the 2007 Restricted Stock Plan (the "2007 Plan"). The 2007 Plan permits the Company to make Restricted Stock grants of shares of Common Stock to management personnel and other key employees of the Company. Unless otherwise specified by the Committee, the term of the restricted period for any Restricted Stock grant under the 2007 Plan shall not be less than five years from the date of grant. Employee participants who receive Restricted Stock grants will have all of the rights of a stockholder, including the right to vote the shares of Restricted Stock that are the subject of the grant and the right to receive any regular cash dividends paid out of current earnings. The Company may issue an aggregate maximum of 150,000 shares of Common Stock under the 2007 Plan. At December 31, 2012, 26,039 shares were available for future grants under the 2007 Plan.

        In June 2012, the Company's Executive Chairman was granted 5,000 shares of restricted common stock of the Company at a value of $6.70 per share under the 2007 Plan. The restricted common stock vests ratably over 4 years.

        In March 2012, 10,057 shares of restricted stock were granted to the Company's President/CEO/COO in connection with the 2011 bonus program. All of these shares vested on the date of grant.

        In March 2012, 5,670 shares of restricted stock were granted, respectively to executive officers of the Company in connection with the 2011 bonus program. All of these shares are scheduled to vest three years from the date of grant.

        In June 2011, the Company's Executive Chairman was granted 3,333 shares of restricted common stock of the Company at a value of $17.30 per share under the 2007 Plan. The restricted common stock vests ratably over 4 years.

        On January 4, and April 1, 2010, 6,582 and 7,375 shares of restricted stock were granted, respectively to executive officers of the Company in connection with a cash conservation plan for 2010. All of these shares were scheduled to vest one year from the date of grant. On November 12, 2010, 2,000 restricted shares granted to the CEO were cancelled.

        In September 2009, the Company hired Donald C. Ewigleben as the Company's President, CEO and COO. In connection with the hire, the Company granted Mr. Ewigleben a total of 40,000 restricted shares of the Company's common stock under the 2007 Plan. 10,000 of these shares vest on March 3, 2010; the remaining 30,000 shares vested 1/3 on each of September 3, 2010, 2011 and 2012. The vesting of the last 10,000 restricted shares is subject to certain annual performance objectives as specified in Mr. Ewigleben's employment agreement. In connection with the 2010 and 2011 performance objectives, 2,000 and 1,667 restricted shares for Mr. Ewigleben were cancelled, respectively.

2004 Directors' Plan—Restricted Shares

        In September 2012, Terence J. Cryan assumed the duties of the Company's Interim President and CEO. In connection with this Mr. Cryan was granted 5,000 shares of restricted common stock of the

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

9. STOCK-BASED COMPENSATION PLANS (Continued)

Company valued at $5.20 per share. The restricted stock vested 50% on the date of grant and 50% upon the hire of a permanent President and CEO of the Company.

        At the June 2012 annual meeting of the stockholders, each of the non-employee directors of the Company was granted 5,000 shares of restricted common stock under the 2004 Directors' Plan valued at $6.70 per share. The restricted common stock vests ratably over 4 years.

        At the June 2011 annual meeting of the stockholders, each of the non-employee directors of the Company was granted 3,333 shares of restricted common stock under the 2004 Directors' Plan valued at $17.30 per share. The restricted common stock vests ratably over 4 years.

        At the June 2010 annual meeting of the stockholders, each of the non-employee directors of the Company was granted 5,000 shares of restricted common stock under the 2004 Directors' Plan valued at $5.30 per share. Upon the resignation of one of the directors in September 2010, 25% of the 5,000 share was vested on the date of his resignation. The remaining unvested equity awards were forfeited upon his resignation.

        The total estimated unrecognized compensation cost from the unvested restricted grants at December 31, 2012 was approximately $252,000, which is expected to be recognized over the weighted average vesting period of 1.5 years.

        A summary of the status of non-vested shares for the years ended December 31, 2012 and 2011 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	49,557	$8.60

Granted	13,333	$17.30
Vested	(27,907)	$8.50

Non-vested at December 31, 2011	34,983	$12.00

Granted	40,727	$7.44
Vested	(33,172)	$10.10

Non-vested at December 31, 2012	40,870	$7.84

        Restricted stock grants are valued using the fair market value of the stock on the date of grant.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

10. FEDERAL INCOME TAXES

        The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2012	2011	2010
Property development costs—net of amortization	$13,500,000	$10,399,000	$11,583,000
Accelerated depreciation	(294,000)	(105,000)	(151,000)
Restoration reserves	(2,681,000)	(2,080,000)	(1,560,000)
Net operating loss carryforwards utilized	996,000	143,000	—
Net operating loss and percentage depletion carryforwards	57,724,000	39,496,000	34,766,000
Valuation allowance and other—net	(69,245,000)	(47,853,000)	(44,638,000)

Total deferred income tax asset (liability)	$—	$—	$—

        Major items causing the Company's tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2012		2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Pretax income (loss)	$(15,624,373)	—	$(11,199,397)	—	$(10,354,567)	—
Pretax income (loss) times statutory tax rate	(5,312,000)	34%	(3,808,000)	34%	(3,521,000)	34%
Increases (decreases) in taxes resulting from:
Change in valuation allowance	5,312,000	(34)%	3,808,000	(34)%	3,521,000	(34)%

Income tax benefit	$0	0%	$0	0%	$0	0%

        The Company also has available for regular federal income tax purposes at December 31, 2012 estimated net operating loss ("NOL") carryforwards of approximately $167 million, before limitations which expire primarily in 2013 through 2032, if not previously utilized. This includes approximately $29.6 million in NOL's associated with the Neutron acquisition. Following the issuance of the Company's Common Stock in 2001 and the Neutron acquisition in 2012, the ability to utilize the NOL's will be severely limited on an annual and aggregate basis. For this reason, and due to no expectation of profitable operations in the near future, the NOL has a full valuation allowance and is not shown as a deferred tax asset in the table above.

        The Company's tax years ended 2006 to 2011 remain open to examination for Federal tax purposes.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

11. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

        Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2012	2011
Reserve for future restoration and reclamation costs (Asset Retirement Obligations), net of current portion of $1,160,000 and $1,227,000 in 2012 and 2011, respectively. (Note 2)	$3,337,679	$3,508,634
Royalties payable	500,000	500,000

	$3,837,679	$4,008,634

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

Temporary Access Agreement

        In July 2012, the Company through its subsidiary HRI, and the Navajo Nation entered into a Temporary Access Agreement (the "Agreement"). Under the terms of the Agreement, HRI and its contractors may now access Section 8 through either Section 9 or 17 to support site visits by the Nuclear Regulatory Commission and to satisfy other administrative permitting and licensing requirements related to the Churchrock Project. The Agreement does not extend to construction-related or earth-disturbing activities. HRI has further agreed to remediate any radioactive contamination now existing on Sections 8 and 17 surface lands created by prior operators prior to commencing mining operations on Section 8. Under the terms and for the duration of this Agreement, HRI has agreed to the jurisdiction of the Navajo Nation with respect to the subject matter of the Agreement. HRI and the Nation are now actively engaged in settlement negotiations in order to determine effective compliance with the remediation requirement included in the Agreement, including applicable clean-up standards, enforcement, and waste disposal, and to address longer-term surface access to the entire licensed Project site consistent with applicable law. If further agreement with the Nation is not reached, our development plan could be materially adversely affected.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

12. COMMITMENTS AND CONTINGENCIES (Continued)

Registration Statement

        In connection with our May 2008 private placement, the Company executed a registration rights agreement pursuant to which the shares issued in the private placement were registered. The registration rights agreement provides for penalties in the event the registration statement fails to remain effective. At December 31, 2012, the Company's registration statement was and remains effective.

Compensation Agreements

        The Company has entered into Compensation Agreements with the certain of the Executive Officers of the Company, that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of twenty-four months following such change in control. The Compensation Agreements provide that the executive's base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.

13. SUBSEQUENT EVENT

        Immediately following the close of trading on January 22, 2013, the Company affected a 1 for 10 reverse stock split for its common stock. With the reverse stock split, every ten shares of the Company's issued and outstanding common stock were combined into one issued and outstanding share of common stock. The reverse stock split had no effect on the par value of the shares or the authorized number of shares of the Company. The reverse split reduced the number of URI's outstanding common stock from approximately 161.1 million shares to approximately 16.1 million shares. All share data herein has been retroactively adjusted for the reverse stock split.

        In March, 2013 the Company completed a Shareholder Rights Offering (the "Rights Offering") which raised $8.9 million through the sale of 3.5 million shares of the Company's common stock. In connection with the Rights Offering, $5.0 million was used to repay the RCF short term loan facility and RCF was issued 1.96 million shares of the Company's common stock bringing their ownership percentage in the Company to 32.8%. Under the Rights Offering, each URI shareholder and warrant holder received one non-transferrable subscription right for each share of common stock owned or subject to a warrant as of 5:00pm ET on January 28, 2013 (the "Record Date"). Every subscription right entitled the holder to purchase 0.3119 of a share of common stock of URI at a price of $2.55 per whole share. In December 2012, URI and RCF entered into a standby purchase agreement pursuant to which RCF agreed, subject to certain conditions, to participate in the Rights Offering and to exercise rights so that total proceeds to the Company would equal at least $8.0 million.

EXHIBIT INDEX

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated as of March 1, 2012, by and among Uranium Resources, Inc., URI Merger Corporation and Neutron Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 7, 2012).
3.1
Restated Certificate of Incorporation of the Company, dated February 15, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed July 26, 2004, SEC File No. 333-117653).
3.1.1		Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to the Company's Current Report on Form 8-K/A filed on December 7, 2007).
3.1.2
Second Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 28, 2013).
3.2		Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
4.1
Stockholders' Agreement, dated as of March 1, 2012, by and between Uranium Resources, Inc. and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 7, 2012).
4.2		Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 19, 2008).
4.3
Registration Rights Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 7, 2012)
10.1	*	Amended and Restated 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 filed July 26, 2004, SEC File No. 333-117653).
10.2	*	Uranium Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).
10.3	*	Uranium Resources, Inc. 2007 Restricted Stock Plan (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).
10.4	*
Amended and Restated 2004 Directors' Stock Option Plan dated April 10, 2007 (incorporated by reference to Exhibit 10.43 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed April 11, 2007, SEC File No. 333-133960)
10.5	*
Amended and Restated 2004 Directors' Stock Option and Restricted Stock Plan dated April 1, 2010 (incorporated by reference to Exhibit 10.43.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).
10.6	*
Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

Exhibit Number		Description
10.7	*	Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.8	*
Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.9	*
Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.10	*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 4, 2009).
10.11
Shareholder Voting Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and certain specified shareholders of Neutron Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2012).
10.12
Release Agreement, dated as of March 1, 2012, by and between Kelsey Boltz, Gary Huber, James Graham, Edward Topham, John K. Campbell, Jerry Nelson, Henry G. Grundstedt, and Carolyn C. Loder , Neutron Energy, Inc. and Uranium Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2012).
10.13
Settlement Agreement, dated as of March 1, 2012, by and among Nuclear Fuel Cycle Consulting, LLC, Neutron Energy, Inc. and Uranium Resources, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 7, 2012).
10.14
Investment Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc., Neutron Energy, Inc. and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 7, 2012).
10.15
Credit and Funding Agreement, dated as of March 1, 2012, by and among Neutron Energy, Inc., Cibola Resources LLC and Uranium Resources, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on March 7, 2012).
10.16
Pledge and Security Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and Neutron Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on March 7, 2012).
10.17
Forbearance and Debt Conversion Agreement, dated as of March 1, 2012, by and among RMB Australia Holdings, Ltd., RMB Resources, Inc., Uranium Resources, Inc., Neutron Energy, Inc. and Cibola Resources, LLC (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 7, 2012).
10.18
Intercreditor Agreement, dated as of March 1, 2012, by and among RMB Australia Holdings, Ltd., Uranium Resources, Inc., Neutron Energy, Inc., Cibola Resources, LLC and RMB Resources, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on March 7, 2012).

Exhibit Number	Description
10.19	Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).
10.20
Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).
10.21	Consulting Services Agreement with RMG Consulting, LLC dated October 1, 2010 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 4, 2010).
10.22
Uranium Mining Lease option Agreement dated December 1, 2010 between URI, Inc. and The John G. and Marie Stella Kenedy Memorial Foundation (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
10.23	Exploration Agreement dated May 10, 2011 between URI, Inc. and Cameco Texas, Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 13, 2011).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Behre Dolbear & Company (USA).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the annual report on Form 10-K of Uranium Resources, Inc. for the year ended December 31, 2012, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*
Indicates management contract or compensatory plan or arrangement.