Form 10-Q
period 2013-03-31
URANIUM RESOURCES INC /DE/
filed 2013-05-10
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

(972) 219-3330

(Registrant’s Telephone Number, Including Area Code)

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

Number of shares of Common Stock, par value $0.001 per share, outstanding as of May 9, 2013: 19,821,681.

URANIUM RESOURCES, INC.

2013 FIRST QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$4,350,219	$4,664,596
Receivables, net	—	276,801
Prepaid and other current assets	452,961	431,427
Total current assets	4,803,180	5,372,824
Property, plant and equipment, at cost:
Uranium properties	107,963,263	107,672,404
Other property, plant and equipment	1,365,055	1,360,598
Less-accumulated depreciation, depletion and impairment	(65,404,296)	(65,318,921)
Net property, plant and equipment	43,924,022	43,714,081

Long-term investment:
Certificates of deposit, restricted	9,497,497	9,491,865
	$58,224,699	$58,578,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	March 31, 2013	December 31, 2012
Current liabilities:
Accounts payable	$1,134,536	$1,331,888
Note payable	—	5,000,000
Current portion of asset retirement obligations	1,003,049	1,160,378
Royalties and commissions payable	665,745	665,745
Accrued interest and other accrued liabilities	746,474	859,981
Current portion of capital leases	78,980	112,140
Total current liabilities	3,628,784	9,130,132

Asset retirement obligations	3,375,957	3,337,679
Other long-term deferred credits	500,000	500,000
Long term capital leases, less current portion	10,972	17,582
Long-term debt, less current portion	450,000	450,000
Total liabilities	7,965,713	13,435,393
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2013—19,821,681; 2012—16,150,163	19,825	16,154
Paid-in capital	216,601,079	207,338,549
Accumulated deficit	(166,352,500)	(162,201,908)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	50,258,986	45,143,377
Total liabilities and shareholders’ equity	$58,224,699	$58,578,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Uranium sales	$—	$—
Total revenue	—	—
Costs and expenses:
Cost of uranium sales
Operating expenses	687,217	220,408
Accretion/amortization of restoration reserve	97,435	23,119
Depreciation and depletion	75,899	116,322
Impairment of uranium properties	279,429	268,923
Exploration and land maintenance expenses	98,905	26,715
Total cost of uranium sales	1,238,885	655,487
Loss from operations before corporate expenses	(1,238,885)	(655,487)

Corporate expenses—
General and administrative	2,635,236	3,013,136
Depreciation	45,979	31,884
Total corporate expenses	2,681,215	3,045,020
Loss from operations	(3,920,100)	(3,700,507)

Other income (expense):
Interest expense	(239,718)	(3,547)
Interest and other income, net	9,226	97,584
Net loss	$(4,150,592)	$(3,606,470)

Net loss per common share:
Basic	$(0.24)	$(0.37)
Diluted	$(0.24)	$(0.37)

Weighted average common shares and common equivalent shares:
Basic	17,308,089	9,804,690
Diluted	17,308,089	9,804,690

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(4,150,592)	$(3,606,470)
Reconciliation of net loss to cash used in by operations—
Accretion/amortization of restoration reserve	97,435	23,119
Depreciation and depletion	121,878	148,206
Impairment of uranium properties	279,429	268,923
Decrease in restoration and reclamation accrual	(489,153)	(430,185)
Stock compensation expense	244,985	192,818
Other non-cash items, net	—	609

Effect of changes in operating working capital items—
(Increase) decrease in receivables	276,801	(280,911)
Increase in prepaid and other current assets	(21,534)	(12,952)
Increase (decrease) in payables, accrued liabilities and deferred credits	76,474	1,157,389
Net cash used in operations	(3,564,277)	(2,539,454)
Investing activities:
Increase in certificates of deposit, restricted	(5,632)	(36,474)
Increase in notes receivable	—	(917,457)
Additions to property, plant and equipment—
Kingsville Dome	(6,646)	(87,232)
Rosita/Rosita South	(4,624)	(12,936)
Churchrock	(48,042)	(547,120)
Crownpoint/Section 13 Drilling	(41,486)	(155,964)
Juan Tafoya	(72,148)	—
Other property	(165,635)	(161,369)
Net cash used in investing activities	(344,213)	(1,918,552)
Financing activities:
Payments on borrowings	(39,770)	(15,638)
Issuance of common stock, net	3,633,883	11,490,753
Net cash provided by financing activities	3,594,113	11,475,115
Net increase (decrease) in cash and cash equivalents	(314,377)	7,017,109
Cash and cash equivalents, beginning of period	4,664,596	2,890,263
Cash and cash equivalents, end of period	$4,350,219	$9,907,372
Non-cash transactions:
Issuance of common stock for short term loan principal and interest payments	$5,095,833	$—
Issuance of common stock for services	$291,500	$—
Issuance (Forfeiture) of restricted stock to employee	$48	$(16)

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements March 31, 2013 (Unaudited)

1. DESCRIPTION OF BUSINESS

Uranium Resources, Inc. (URI) is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium mines in South Texas using the in-situ recovery mining process (ISR). URI has historically produced uranium by ISR methods in the state of Texas where the Company currently has ISR mining projects, including two licensed processing facilities. We also have 206,600 acres of mineral holdings with 144.8 million pounds U3O8 of in-place mineralized uranium material in New Mexico and a NRC license to produce up to 3 million pounds per annum of uranium on certain of its New Mexico projects. The Company acquired these properties over the past 20 years along with an extensive information database of historic mining logs and analysis. None of URI's properties are currently in production.

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2013.

3. LIQUIDITY

The Company had negative cash flow from operations of $3.6 million for the first quarter of 2013.  Our cash position was $4.4 million at March 31, 2013 and $7.9 million at April 30, 2013. During April 2013, the Company paid certain expenditures that are annual or quarterly in nature or are non-recurring costs; such payments totaled approximately $840,000. The Company is not currently commercially producing uranium and as such does not anticipate generating any significant sales revenues in 2013.

In March, 2013, the Company completed a Shareholder Rights Offering (“Rights Offering”) whereby all of the Company’s shareholders and warrant holders were eligible to participate on an equal, proportional basis in purchasing shares of common stock of the Company. Each URI shareholder and warrant holder received one subscription right for each share of common stock owned or subject to a warrant as of the record date. Every subscription right entitled the holder to purchase 0.3119 of a share of common stock of URI at a price of $2.55 per whole share. Under the Rights Offering the Company received $3.6 million in cash, net of expenses and $5.0 million was used to repay the short term financing from Resource Capital Fund V L.P. (“RCF”) whereby RCF was issued 1.96 million shares of the Company’s common stock bringing its ownership percentage in the Company to 32.8%.

In February 2013, the Company secured a new source to satisfy its financial surety obligations for the Texas regulatory agencies.  Previously, the Company had met its financial surety obligations through a combination of bank issued letters of credit (the “L/Cs”) and bonds issued for the benefit of the Company. These financial surety arrangements required the Company to fully collateralize the face amount of the L/C’s and the bonds with short term investment vehicles.  This requirement resulted in the Company posting $9.3 million in cash that was restricted for the purpose of collateralizing these obligations.  The Company’s new financial surety arrangements are provided by Lexon Insurance Company (“Lexon”) in the form of bonds issued for the benefit of the Company.  The amount of the bonds written by Lexon total approximately $9.0 million and the collateral requirements of these bonds requires the Company to maintain 40% of the value of the bonds in the form of restricted cash.  This change in collateral requirement occurred in April 2013 and reduced the amount of restricted cash required by the Company to $3.6 million and resulted in a corresponding increase in cash to the Company of $5.4 million.

In the fourth quarter of 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). The Company did not make any sales under the ATM Sales Agreement in the first quarter of 2013 and has a total of $9.0 million available for future sales under the ATM Sales Agreement.

The Company expects that its existing cash and funding available under the ATM Sales Agreement will provide it the necessary liquidity moving forward for 2013. Additional funding available under the ATM Sales Agreement is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

4. PROPERTY, PLANT AND EQUIPMENT

	Property, Plant and Equipment Balances (net) at
	3/31/2013	12/31/2012
Uranium plant	$10,886,000	$10,913,000
Permits and licenses	4,098,000	3,902,000
Mineral rights	4,000,000	3,873,000
Value beyond proven and probable reserves (VBPP)	20,274,000	20,274,000
Evaluation and delineation	2,460,000	2,460,000
Vehicles/depreciable equipment	1,390,000	1,435,000
Wellfield development	153,000	153,000
Other uranium properties	239,000	246,000
Other property, plant and equipment	424,000	458,000
Total	$43,924,000	$43,714,000

Impairment of Uranium Properties

At March 31, 2013 and 2012, the carrying value of the project assets at each of our South Texas production locations exceeded their fair value as a result of a decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects.  Such determination resulted in an impairment provision of approximately $279,000 and $269,000 for the first quarters of 2013 and 2012, respectively.  The impairment provision for the first quarters of 2013 and 2012, respectively were $96,000 and $168,000 related to Kingsville Dome, $178,000 and $87,000 related to Vasquez and $5,000 and $14,000 for Rosita. The net carrying values of the Kingsville Dome, Rosita and Vasquez projects are approximately $5.4 million, $4.9 million and $412,000 at March 31, 2013.

5. CONTRACT COMMITMENTS

Short Term Financing Facility

In December 2012 the Company completed a $5 million short term financing provided by RCF. The terms of the financing included an annualized interest rate of 10% payable quarterly and a loan establishment fee of $160,000. The maturity date for the financing was the earlier of (i) the date of the closing of a Shareholder Rights Offering or (ii) June 28, 2013.  On March 5, 2013, in connection with the Shareholder Rights Offering, the Company repaid in full the RCF $5.0 million short term loan facility by the issuance of 1.96 million shares of the Company’s common stock to RCF.

6. SHAREHOLDERS’ EQUITY

Reverse Stock Split

Immediately following the close of trading on January 22, 2013 the Company affected a 1 for 10 reverse stock split for its common stock. With the reverse stock split, every ten shares of the Company’s issued and outstanding common stock were combined into one issued and outstanding share of common stock. The reverse stock split had no effect on the par value of the shares or the authorized number of shares of the Company. The reverse split reduced the number of URI’s outstanding common stock from approximately 161.1 million shares to approximately 16.1 million shares. All share data herein has been retroactively adjusted for the reverse stock split as of December 31, 2012.

The following table details the changes in shareholders equity for the quarter ended March 31, 2013:

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock
Balances, December 31, 2012	16,150,161	$16,154	$207,338,549	$(162,201,908)	$(9,418)
Net loss	—	—	—	(4,150,592)	—
Stock compensation expense	—	—	244,985	—	—
Common stock issued — payment of loan principal and interest	1,992,127	1,992	5,093,841	—	—
Common stock issued — shareholder rights offering	1,547,843	1,548	3,632,335	—	—
Common stock issued for services	83,200	83	291,417	—	—
Restricted stock issuance	48,350	48	(48)	—	—
Balances, March 31, 2013	19,821,681	$19,825	$216,601,079	$(166,352,500)	$(9,418)

See Note 7 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

Equity Infusion—Shareholder Rights Offering

In March 2013, the Company completed the Rights Offering, whereby each URI shareholder and warrant holder received one non-transferrable subscription right for each share of common stock owned or subject to a warrant as of 5:00pm ET on January 28, 2013. Every subscription right entitled the holder to purchase 0.3119 of a share of common stock of URI at a price of $2.55 per whole share.

Under the Rights Offering, the Company raised $3.6 million in cash, net of expenses and $5.0 million was used to repay the short term financing from RCF, whereby RCF was issued 1.96 million shares of the Company’s common stock. Also in connection with the RCF loan facility the Company issued 4,861 and 26,482 shares of common stock in January and March 2013, respectively to pay fourth quarter 2012 and first quarter 2013 interest accrued on the loan of $16,667 and $79,167.

Share Issuance for Services

In January, 2013 the Company issued 83,200 shares to Cormark Securities, Inc. in satisfaction of $291,500 in fees related to the Neutron Energy, Inc. acquisition.

7. STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock option and restricted stock grants made to employees and directors.

Stock Compensation Expense

Stock compensation expense for the three months March 31, 2013 and 2012 was $245,000 and $193,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

On January 16, 2013 a stock option grant to purchase 5,000 shares of the Company’s common stock was made to a newly appointed non-employee director of the Company.  On March 12, 2013 a total of 25,000 restricted shares of the Company’s common stock and a stock option for the purchase of 55,000 of the Company’s common stock were granted to the President/CEO in connection with his employment with the Company.  Using the Black-Scholes option pricing model, the assumptions for the stock option grants made in the first quarter of 2013: fair market value: $3.30 and $1.98; expected volatility of 84% and 89%; and risk-free interest rate of 2.6% and 1.4%. An expected life of 7.8 years and 5.7 years was used for the options granted. The weighted average fair value of the options granted in the first quarter of 2013 was $2.09.

On March 12, 2013 a total of 25,000 restricted shares of the Company’s common stock were granted to a former executive of the Company in connection with a separation agreement signed with the executive. The Company recognized stock compensation expense for the restricted share grants of $43,000 in the first quarter of 2013 in connection with this issuance.  The Company also extended the exercise period for certain previously issued stock options for this former executive and recognized stock compensation expense for this modification of $134,000 in the first quarter of 2013.

The total estimated unrecognized compensation cost from the unvested stock options and restricted grants at March 31, 2013 was approximately $527,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

Stock Options for the Three Months Ended March 31, 2013

The following table summarizes stock options outstanding and changes during the three month period ended March 31, 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term —in years	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	317,270	$24.62
Granted	60,000	2.85
Exercised	—	—
Canceled or forfeited	—	—
Options outstanding at March 31, 2013	377,270	$21.16	4.2	$—
Options exercisable at March 31, 2013	293,186	$25.96	2.7	$—

Shares available for grant under the Stock Option Plans as of March 31, 2013 were 156,434.

Stock options outstanding and currently exercisable at March 31, 2013 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	183,406	1.4	$13.08	183,406	$13.08
2004 Stock Incentive Plan	95,741	8.0	16.26	36,657	37.21
2004 Directors’ Plan	98,123	5.9	41.05	73,123	52.62
	377,270	4.2	$21.16	293,186	$25.96

8. ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the three months ended March 31, 2013:

Reserve for future restoration and reclamation costs beginning of period	$4,498,057
Additions and changes in cash flow estimates	272,667
Costs incurred	(489,153)
Accretion expense	97,435
Reserve for future restoration and reclamation costs at end of period	$4,379,006

9. EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised or converted into common stock. Potentially dilutive shares of 477,147 were excluded from the calculation of earnings per share because they were anti-dilutive due to our net loss position for the quarter ended March 31, 2013.

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

The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management believes it has meritorious defenses in all such proceedings and is not aware of any material adverse effect on the Company’s financial condition or results of operations from such proceedings.

Registration Statement

In connection with our May 2008 private placement and the March 2012 investment agreement with RCF, the Company executed a registration rights agreement pursuant to which the shares issued in the private placement and under the investment agreement were registered. The registration rights agreement provides for penalties in the event the registration statement fails to remain effective. At March 31, 2013, the Company’s registration statements were and remain effective.

Compensation Agreements

The Company has entered into Compensation Agreements with the certain of the Executive Officers of the Company, that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of twenty-four months following such change in control. The Compensation Agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.  In March 2013, the Company entered into a Compensation Agreement with the CEO/President of the Company with a one year term.  In the event his employment is terminated following a change in control, he would be entitled to two year’s base salary payable in a lump sum within 30 days after his termination date. In the event the Company terminates the Compensation Agreement during its term, other than for cause or elects not to renew the Compensation Agreement at the conclusion of its term, he would be entitled to one year’s base salary payable in a lump sum within 30 days after his termination date.

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

This Item 2 contains “forward looking statements.” These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other matters. The words “believes,” “expects,” “projects,” “targets,” “estimates” or similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures and the risks set forth herein and in the Company’s 2012 Annual Report on Form 10-K under the caption “Risk Factors.”

Financial Condition and Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Uranium Sales. We had no uranium sales in the quarters ended March 31, 2013 or 2012.

Cost of Uranium Sales. The costs incurred in the first quarter of 2013 and 2012 for operations and depreciation/depletion resulted from stand-by, maintenance and monitoring activities at our Rosita and Kingsville Dome projects during the year. The increase is primarily attributable to costs incurred in connection with the Kingsville Dome pond recovery project of $555,000 and $75,000 in the first quarters of 2013 and 2012, respectively.  Our total cost of uranium sales is comprised of production costs, including operating expenses, depreciation and depletion expenses, and also includes amortization of our restoration and reclamation cost estimates, exploration costs incurred during the year and impairment provisions for uranium properties. The following table details our cost of uranium sales breakdown for the quarters ended March 31, 2013 and 2012:

	2013	2012
Total pounds sold	—	—
Total operating expenses	$687,000	$220,000
Depreciation and depletion	$76,000	$116,000
Direct cost of sales	$763,000	$336,000

Operating Expenses. During the first quarter of 2013 we incurred operating expenses of $132,000 related to our South Texas projects and $555,000 in connection with the Kingsville Dome pond recovery project. During the first quarter of 2012 we incurred operating expenses of $145,000 related to our South Texas projects and $75,000 in connection with the Kingsville Dome pond recovery project

Depreciation and Depletion. During the first quarter of 2013 and 2012 we incurred depreciation and depletion expense related to our South Texas projects of $76,000 and $116,000, respectively. All such costs were from stand-by and/or care and maintenance activities.

Impairment of Uranium Properties.

At March 31, 2013 and 2012, the carrying value of the project assets at each of our South Texas production locations exceeded their fair value as a result of a decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects. Such determination resulted in an impairment provision of approximately $279,000 and $269,000 for the first quarters of 2013 and 2012, respectively.  The impairment provision for the first quarters of 2013 and 2012, respectively were $96,000 and $168,000 related to Kingsville Dome, $178,000 and $87,000 related to Vasquez and $5,000 and $14,000 for Rosita. The net carrying values of the Kingsville Dome, Rosita and Vasquez projects are approximately $5.4 million, $4.9 million and $412,000 at March 31, 2013.

Accretion and Amortization of Future Restoration Costs. During the first quarter of 2013 and 2012, the accretion and amortization of future restoration costs were $97,000 and $23,000, respectively.

General and Administrative Charges. We incurred general and administrative charges and corporate depreciation of $2.7 million and $3.0 million in the first quarters of 2013 and 2012, respectively.

Significant expenditures for general and administrative expenses for the quarters ended March 31, 2013 and 2012 were:

	2013	2012
Stock compensation expense	$245,000	$193,000
Salaries and payroll burden	849,000	1,174,000
Legal, accounting, public company expenses	716,000	1,203,000
Insurance and bank fees	244,000	151,000
Consulting and professional services	330,000	118,000
Office expenses	141,000	84,000
Travel and other expenses	110,000	90,000
Depreciation	46,000	32,000
Total	$2,681,000	$3,045,000

The non-cash stock compensation expense increase for the quarter ended March 31, 2013 compared to the same period in 2012 resulted primarily from the amortization of stock option modifications made in connection with the separation agreement entered into in 2013 with a former executive of the Company.  The value of the modifications was estimated based on the date of the option modification using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility.

Compensation costs decreased $325,000 in the first quarter of 2013 over the same quarter in 2012 because of bonuses for executive officers and middle management granted in March 2012 that were not incurred in 2013.  This decrease was offset by higher personnel costs resulting from an increased employee count and increases in medical insurance costs in 2013.

The Company’s legal, accounting and public company expenses decreased by $487,000 in the first quarter of 2013 compared with 2012. The main decrease resulted from a reduction in legal activities in 2013 related to merger activity for the Neutron Energy, Inc. and litigation defense costs incurred in connection with the Kleberg County matter in the 2012 period.  These reductions were offset by higher costs in 2013 incurred in connection with legal fees from the transactions conducted with RCF, for legal activities related to the Churchrock Section 8 access matter and for fees paid to the interim President/CEO during the quarter.

Consulting and professional service expenses increased by $212,000 for the quarter ended March 31, 2013, compared with 2012 resulting from work performed in connection with the Company’s New Mexico UIC permit renewal, Churchrock Section 8 access and Churchrock Section 17 characterization activities.

Insurance costs increased in 2013 primarily because of an increase in general liability and umbrella insurance premiums related to an underlying increase in the Company’s payroll (the basis for the premium determination).  Fees for bond premiums also increased in 2013 in connection with the initiation of the bond program with Lexon Insurance in the first quarter of 2013.

Increased office related costs in 2013 resulted primarily from increased office rent and IT services costs incurred during the first quarter of the year compared to 2012.

Net Losses. For the three months ended March 31, 2013 and 2012, we had net losses of $4.2 million and $3.6 million, respectively.

Cash Flow. At March 31, 2013, we had a cash balance of approximately $4.4 million compared with $9.9 million at the same date in 2012.

In the first quarter of 2013, we had cash used in operations of $3.6 million. We used $344,000 in investing activities during the first quarter of 2013 which was primarily from property additions made during the quarter. During the quarter, we had net cash generated from financing activities of $3.6 million, primarily resulting from the $3.6 million in cash raised through the sale of the Company’s common stock in connection with the Shareholder Rights Offering that was completed in March 2013.

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

Liquidity—Cash Sources and Uses for 2013

As of March 31, 2013, the Company had $4.4 million in cash and our cash balance at April 30, 2013 was approximately $7.9 million. The Company is not currently conducting uranium production activities and has no uranium inventory. During April 2013, the Company paid certain expenditures that are annual or quarterly in nature or are non-recurring costs; such payments totaled approximately $840,000.  The Company is not projecting significant sales revenue and related cash inflows for 2013.  During 2013 the Company is expected to complete the process of refurbishing its Kingsville Dome holding ponds and expects to generate a certain amount of uranium bearing product as a by-product of this pond project activity.  The Company is currently assessing the pond project uranium bearing product to determine the quantity and quality of yellowcake that may be available for sale this year.

Under the Rights Offering, the Company raised of $3.6 million in cash, net of expenses and $5.0 million was used to repay the short term financing from Resource Capital Fund V L.P. (“RCF”) whereby RCF was issued 1.96 million shares of the Company’s common stock bringing its ownership percentage in the Company to 32.8%.

In February 2013, the Company secured $9 million in new surety bonds for the benefit of the Texas Commission on Environmental Quality for remediation and reclamation activities at the Company’s South Texas projects. The collateral requirements for these new bonds require the Company to post 40% of the face amount of the bonds ($3.6 million) in cash collateral as a condition of their terms. These bonds replaced the existing $9.0 million of fully collateralized financial surety instruments that previously provided the financial surety requirements for the projects. As a result of the lower cash collateral requirement, $5.4 million of the Company’s restricted cash was released back to the Company in April 2013.

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). The Company did not utilize the ATM Sales Agreement in the first quarter of 2013. The Company has a total of $9.0 million available for future sales under the ATM Sales Agreement.

The Company expects that its existing cash, the collateral release and funding available under the ATM Sales Agreement will provide it the necessary liquidity for 2013. Additional funding under the ATM Sales Agreement is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

Off Balance Sheet Arrangements

In February 2013, the Company secured $9 million in new surety bonds from Lexon Insurance Company (“Lexon”) for the benefit of the Texas Commission on Environmental Quality for remediation and reclamation activities at the Company’s South Texas projects. The collateral requirements for these new bonds require the Company to post 40% of the face amount of the bonds ($3.6 million) in cash collateral as a condition of their terms. These bonds replaced the existing $9.0 million of fully cash collateralized financial surety instruments that previously provided the financial surety requirements for the projects.  In the event that Lexon is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay costs incurred by Lexon that exceeded the collateral amounts.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the information reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) are recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Controls

During the first three months ended March 31, 2013 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012. The following updates and restates the description of certain legal proceedings to reflect developments during the three months ended March 31, 2013.

ENDAUM Litigation

In 2011, Eastern Navajo Dine Against Uranium Mining (“ENDAUM”) and its individual members, Larry King and Christine Smith, Plaintiffs brought suit against David Martin, Secretary of the Environment and the New Mexico Environment Department (“NMED”) in the First Judicial District Court, County of Santa Fe, State of New Mexico (Case No. D-101-CV-2011-02270), and the Company’s subsidiary Hydro Resources, Inc. (“HRI”) intervened in support of NMED and to challenge ENDAUM’s standing. Plaintiff’s Complaint for Declaratory Judgment and Injunctive Relief claimed that NMED misinterpreted the regulations governing ground water discharge permits issued pursuant to the New Mexico Water Quality Act and that NMED had no authority under the Water Quality Act to accept HRI’s DP-558 discharge permit application as a permit renewal. ENDAUM further claimed that HRI’s existing DP-558 is no longer valid and is not in timely renewal contrary to the position taken by NMED A hearing on ENDAUM’s motion for summary judgment was held on March 8, 2012. The Court ruled that the summary judgment motion was not ripe for review at this time because no construction or activity had taken place on Section 8, but that the plaintiffs have standing to bring this action. On September 6, 2012, the District Court dismissed ENDAUM’s Complaint on the grounds that the allegations in the Complaint were not ripe. ENDAUM appealed the District Court’s decision to the New Mexico Court of Appeals. The Court of Appeals has upheld the District Court’s decision and dismissed the ENDAUM appeal. On February 26, 2013, the Court of Appeals issued a mandate to the District Court stating its decision was final and instructing the District Court to dismiss the case.  The plaintiffs did not appeal the decision of the Court of Appeals and the case is now concluded.

Other

The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to result in material expenditures or have any other material adverse effect on the Company.

ITEM 1A. RISK FACTORS

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2013 the Company issued 83,200 shares to Cormark Securities, Inc. (“Cormark”) at a price of $3.50 per share in satisfaction of $291,500 in fees related to the Neutron Energy, Inc. acquisition.

On January 10, 2013, the Company issued 4,861 shares of its common stock to Resource Capital Fund V L.P. (“RCF”) at a price of $3.43 per share, or $16,667 in the aggregate, in payment of interest due under the Bridge Loan Agreement.

On March 12, 2013 a total of 25,000 restricted shares of the Company’s common stock were granted to a former executive of the Company in connection with a separation agreement signed with the executive.

The sales to Cormark, RCF and the former executive, each of which qualifies as an “accredited investor” as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), were made through offerings exempt from registration under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

See the Index to Exhibits on Page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.
Dated: May 10, 2013	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer
Dated: May 10, 2013	By:	/s/ Thomas H. Ehrlich
Thomas H. Ehrlich
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Company, dated February 15, 2004, as amended by the Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated March 29, 2006, and the Second Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated January 22, 2013.

10.1	Second Amendment to Exploration Agreement, dated December 31, 2012, by and between the Company and Cameco Texas, Inc.

10.2	Employment Agreement, dated March 12, 2013, between the Company and Christopher M. Jones.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the quarterly report on Form 10-Q of Uranium Resources, Inc. for the quarter ended March 31, 2013, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.