Form 10-Q
period 2013-06-30
URANIUM RESOURCES INC /DE/
filed 2013-08-13
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-33404

URANIUM RESOURCES, INC.

(Exact Name of Issuer as Specified in Its Charter)

DELAWARE	75-2212772
(State of Incorporation)	(I.R.S. Employer Identification
No.)

6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112

(Address of Principal Executive Offices, Including Zip Code)

(303) 531-0470

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	20,020,058 as of August 13, 2013

URANIUM RESOURCES, INC.

2012 SECOND QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$5,325,813	$4,664,596
Receivables, net	5,925	276,801
Prepaid and other current assets	395,654	431,427
Total current assets	5,727,392	5,372,824
Property, plant and equipment, at cost:
Uranium properties	108,232,478	107,672,404
Other property, plant and equipment	1,333,861	1,360,598
Less-accumulated depreciation, depletion and impairment	(65,466,430)	(65,318,921)
Net property, plant and equipment	44,099,909	43,714,081
Long-term investment:
Certificates of deposit, restricted	4,010,292	9,491,865
	$53,837,593	$58,578,770

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	June 30, 2013	December 31, 2012
Current liabilities:
Accounts payable	$764,448	$1,331,888
Note payable	—	5,000,000
Current portion of asset retirement obligations	887,257	1,160,378
Royalties and commissions payable	665,745	665,745
Accrued interest and other accrued liabilities	748,787	859,981
Current portion of capital leases	40,431	112,140
Total current liabilities	3,106,668	9,130,132
Asset retirement obligations	3,455,798	3,337,679
Other long-term deferred credits	500,000	500,000
Long-term capital leases, less current portion	8,847	17,582
Long-term debt	450,000	450,000
Total liabilities	7,521,313	13,435,393
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $.001 par value, shares authorized: 200,000,000; shares issued and outstanding (net of treasury shares): 2013—20,020,258; 2012—16,150,163	20,024	16,154
Paid-in capital	216,504,760	207,338,549
Accumulated deficit	(170,199,086)	(162,201,908)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)
Total shareholders’ equity	46,316,280	45,143,377
	$53,837,593	$58,578,770

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Uranium sales	$—	$—	$—	$—
Total revenue	—	—	—	—
Costs and expenses:
Cost of uranium sales:
Operating expenses	630,907	923,429	1,318,124	1,143,837
Accretion/amortization of asset retirement obligations	97,435	23,624	194,870	46,743
Depreciation and depletion	73,919	110,996	149,818	227,318
Impairment of uranium properties	400,226	482,849	679,655	751,772
Exploration expenses and land maintenance costs	652,455	30,744	751,360	57,459
Total cost of uranium sales	1,854,942	1,571,642	3,093,827	2,227,129
Loss from operations before corporate expenses	(1,854,942)	(1,571,642)	(3,093,827)	(2,227,129)
Corporate expenses:
General and administrative	1,939,882	2,183,553	4,575,118	5,196,689
Depreciation	37,163	31,956	83,142	63,840
Total corporate expenses	1,977,045	2,215,509	4,658,260	5,260,529
Loss from operations	(3,831,987)	(3,787,151)	(7,752,087)	(7,487,658)
Other income (expense):
Interest expense	(9,908)	(3,121)	(249,626)	(6,668)
Interest and other income (expense), net	(4,691)	129,593	4,535	227,177
Net loss	$(3,846,586)	$(3,660,679)	$(7,997,178)	$(7,267,149)
Basic and diluted net loss per common share	$(0.19)	$(0.30)	$(0.43)	$(0.70)
Average weighted shares outstanding	19,879,847	10,626,011	18,580,078	10,215,350

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

URANIUM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(7,997,178)	$(7,267,149)
Reconciliation of net loss to cash used in operations—
Accretion/amortization of asset retirement obligations	194,870	46,743
Depreciation and depletion	232,960	291,158
Impairment of uranium properties	679,655	751,772
Decrease in restoration and reclamation accrual	(933,897)	(879,269)
Stock compensation expense	183,316	311,797
Other non-cash items, net	73,795	609
Effect of changes in operating working capital items—
(Increase) decrease in receivables	270,876	(83,354)
Decrease in prepaid and other current assets	35,773	46,242
Increase (decrease) in payables, accrued liabilities and deferred credits	(291,301)	1,672,138
Net cash used in operating activities	(7,551,131)	(5,109,313)
Cash flows from investing activities:
(Increase) decrease in certificates of deposit, restricted	5,481,573	(46,715)
Increase in notes receivable	—	(3,156,765)
Additions to uranium properties	(788,213)	(3,155,448)
Net cash provided by (used in) investing activities	4,693,360	(6,358,928)
Cash flows from financing activities:
Payments on borrowings	(80,444)	(31,702)
Issuance of common stock, net	3,599,432	11,434,055
Net cash provided by financing activities	3,518,988	11,402,353
Net increase (decrease) in cash and cash equivalents	661,217	(65,888)
Cash and cash equivalents, beginning of period	4,664,596	2,890,263
Cash and cash equivalents, end of period	$5,325,813	$2,824,375
Non-cash transactions:
Issuance of common stock for short-term loan principal and interest payments	$5,095,833	—
Issuance of common stock for services	$291,500	—
Issuance of restricted stock to employees and directors	$247	$341
Capital lease obligations	$—	$24,931

The accompanying notes to financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements June 30, 2013 (Unaudited)

1. DESCRIPTION OF BUSINESS

Uranium Resources, Inc. (URI) is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium mines in South Texas using the in-situ recovery mining process (ISR). URI has historically produced uranium by ISR methods in the State of Texas where the Company currently has ISR mining projects, including two licensed processing facilities. We also have mineral holdings in New Mexico and a NRC license to produce up to 3 million pounds per annum of uranium on certain of its New Mexico projects. The Company acquired these properties over the past 20 years along with an extensive information database of historic mining logs and analysis. None of URI’s properties are currently in production.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2013.

3.  LIQUIDITY

The Company had negative cash flow from operations of $7.6 million for the six months ended June 30, 2013. Our cash position was $5.3 million at June 30, 2013 and $4.25 million at July 31, 2013. The Company is not currently commercially producing uranium and, as such, does not anticipate generating any significant sales revenues in 2013.

In March 2013, the Company completed a Shareholder Rights Offering (“Rights Offering”) whereby the Company received $3.6 million in cash, net of expenses and $5.0 million was used to repay the short term financing from Resource Capital Fund V L.P. (“RCF”).

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

In the fourth quarter of 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). The Company did not make any sales under the ATM Sales Agreement in the second quarter of 2013 and has a total of $9.0 million available for future sales under the ATM Sales Agreement.

The Company expects that its existing cash and funding available under the ATM Sales Agreement will provide it the necessary liquidity moving forward for 2013. Additional funding available under the ATM Sales Agreement is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

4. PROPERTY, PLANT AND EQUIPMENT

	Property, Plant and Equipment Balances (net) at
	6/30/2013	12/31/2012
Uranium plant	$10,859,000	$10,913,000
Permits and licenses	4,199,000	3,902,000
Mineral rights	4,250,000	3,873,000
Value beyond proven and probable reserves (VBPP)	20,274,000	20,274,000
Evaluation and delineation	2,460,000	2,460,000
Vehicles/depreciable equipment	1,273,000	1,435,000
Well field development	153,000	153,000
Other uranium properties	232,000	246,000
Other property, plant and equipment	400,000	458,000
Total	$44,100,000	$43,714,000

Impairment of Uranium Properties

At June 30, 2013 and 2012, the carrying value of the project assets at each of our South Texas production locations exceeded their fair value as a result of a decline in the market price of uranium and an increase in the estimated costs for each of our South Texas projects.

Such determination resulted in an impairment provision of approximately $680,000 and $752,000 for the first six months of 2013 and 2012, respectively. The impairment provision for the first six months of 2013 and 2012 respectively, was $394,000 and $321,000 related to Kingsville Dome, $276,000 and $401,000 related to Vasquez, and $10,000 and $30,000 related to for Rosita.

The net carrying values of the Kingsville Dome, Rosita and Vasquez projects are approximately $5.4 million, $4.9 million and $405,000 at June 30, 2013.

5. SHAREHOLDERS’ EQUITY

Reverse Stock Split

Immediately following the close of trading on January 22, 2013, the Company completed a 1 for 10 reverse stock split for its common stock. With the reverse stock split, every ten shares of the Company’s issued and outstanding common stock were combined into one issued and outstanding share of common stock. The reverse stock split had no effect on the par value of the shares or the authorized number of shares of the Company. The reverse split reduced the number of URI’s outstanding common stock from approximately 161.1 million shares to approximately 16.1 million shares. All share data herein has been retroactively adjusted for the reverse stock split as of December 31, 2012.

The following table details the changes in shareholders’ equity for the six months ended June 30, 2013:

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock
Balances, December 31, 2012	16,150,163	$16,154	$207,338,549	$(162,201,908)	$(9,418)
Net loss	—	—	—	(7,997,178)	—
Stock compensation expense	—	—	183,316	—	—
Common stock issued — payment of loan principal and interest	1,992,127	1,992	5,093,841	—	—
Common stock issued — shareholder rights offering	1,547,843	1,548	3,597,884	—	—
Common stock issued for services	83,200	83	291,417	—	—
Restricted stock issuance	246,925	247	(247)	—	—
Balances, June 30, 2013	20,020,258	$20,024	$216,504,760	$(170,199,086)	$(9,418)

See Note 6 — Stock Based Compensation for further discussion of stock compensation expense and restricted stock issuance.

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

Under the Rights Offering, the Company raised $3.6 million in cash, net of expenses and $5.0 million was used to repay the short term financing from RCF, whereby RCF was issued 1.96 million shares of the Company’s common stock. Also in connection with the RCF loan facility, the Company issued 31,343 shares of common stock in 2013 to pay fourth quarter 2012 and first quarter 2013 interest accrued on the loan of $16,667 and $79,167, respectively.

6. STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock option and restricted stock grants made to employees and directors.

2013 Omnibus Incentive Plan

In June 2013, the Company’s stockholders and Board approved the 2013 Omnibus Incentive Plan (“2013 OIP”) that governs all future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. A total of approximately 1 million shares are available to be issued under the 2013 OIP.

Stock Compensation Expense

Stock compensation expense for the six months ended June 30, 2013 and 2012 was $183,000 and $312,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

On January 16, 2013, the Company granted 5,000 stock options to a newly appointed non-employee director of the Company to purchase shares of the Company’s common stock.

On March 12, 2013, the Company granted 25,000 restricted shares of the Company’s common stock to the new President and Chief Executive Officer, subject to service and performance vesting criteria over a three-year period. The weighted average fair value for this issuance was $2.73. The Company recognized stock compensation expense of $7,000.

On March 12, 2013, the Company also granted to the new President and Chief Executive Officer 55,000 stock options to purchase common stock of the Company, subject to service and performance vesting criteria over a three-year period. The weighted average fair value for this issuance was $1.98. The Company recognized stock compensation expense of $11,000.

On March 12, 2013, the Company granted 25,000 restricted shares of the Company’s common stock to a former executive of the Company in connection with a separation agreement signed with the executive. The Company recognized stock compensation expense for the restricted share grants of $43,000 in the first half of 2013 in connection with this issuance. In addition, the Company extended the exercise period for certain previously issued stock options for this former executive and recognized stock compensation expense for this modification of $134,000 in the first half of 2013.

On June 4, 2013, the Compensation Committee approved a grant of 100,000 shares of restricted stock units under the 2013 OIP to the President and Chief Executive Officer, subject to specific vesting criteria over a three-year period. The weighted average fair value for this issuance was $2.83. The Company recognized stock compensation expense of $6,000 in connection with this issuance.

On June 4, 2013, the Board also approved a grant of a total of 100,000 restricted stock units under the 2013 OIP to the Company’s non-employee Directors, subject to specific vesting criteria over a three-year period. The weighted average fair value for this issuance was $2.83. The Company recognized stock compensation expense of $7,000 in connection with this issuance.

The fair value of stock options and restricted shares granted to employees and directors was estimated on the dates of the grants using the Black-Scholes option pricing model with the following assumptions used for the grants made during the period:

Risk free rate	2.16% - 1.40%
Expected life	5.7 — 7.8 years
Expected volatility	84% - 89%
Expected dividend yield	0.0%

The total estimated unrecognized compensation cost from the unvested stock options and restricted grants at June 30, 2013 was approximately $904,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

Stock Options for the Six Months Ended June 30, 2013

The following table summarizes stock options outstanding and changes during the six month period ended June 30, 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term —in years	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	317,270	$24.62
Granted	60,000	2.85
Exercised	—	—
Canceled or forfeited	72,791	25.90
Options outstanding at June 30, 2013	304,479	$20.02	4.31	$—
Options exercisable at June 30, 2013	226,980	$25.57	2.51	$—

Shares available for grant under the Company’s stock option plans as of June 30, 2013 were 987,914.

Stock options outstanding and currently exercisable at June 30, 2013 are as follows:

	Options Outstanding			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
		(in years)
1995 Stock Incentive Plan	145,906	1.1	$13.46	145,906	$13.46
2004 Stock Incentive Plan	85,241	8.0	13.92	29,408	34.74
2004 Directors’ Plan	73,332	6.4	40.19	51,666	54.57
	304,479	4.3	$20.02	226,980	$25.57

7. ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the six months ended June 30, 2013:

Reserve for future restoration and reclamation costs, beginning of year	$4,498,057
Additions and changes in cash flow estimates	584,025
Costs incurred	(933,897)
Accretion expense	194,870
Reserve for future restoration and reclamation costs, end of period	$4,343,055

8. EARNINGS PER SHARE

The basic earnings per share calculation includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share reflects the potential dilution that could occur if stock options and warrants were exercised or converted into common stock. Potentially dilutive shares of 451,764 were excluded from the calculation of earnings per share because they were anti-dilutive due to our net loss position for the six months ended June 30, 2013.

9. COMMITMENTS AND CONTINGENCIES

In July 2013, the Company amended its uranium supply contract with Itochu Corporation (“Itochu”) to include a new sales pricing structure, new delivery dates and quantity levels. Pursuant to the amended agreement, Itochu would purchase one-half of all production from the Company’s Vasquez, Rosita or Kingsville properties up to three million pounds of U3O8. Any new production outside of those areas is not subject to the agreement. The purchase price will be based on published market prices at the time of delivery subject to a five percent discount when the market price is $56.50 per pound of U3O8 or less, or seven percent when greater than $56.50 per pound.

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

Registration Statement

In connection with our May 2008 private placement and the March 2012 investment agreement with RCF, the Company executed a registration rights agreement pursuant to which the shares issued in the private placement and under the investment agreement were registered. The registration rights agreement provides for penalties in the event the registration statement fails to remain effective. At June 30, 2013, the Company’s registration statements were and remain effective.

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

In March 2013, the Company entered into a Compensation Agreement with the Company’s new President and Chief Executive Officer with a one-year term. In the event his employment is terminated following a change in control, he would be entitled to two year’s base salary payable in a lump sum within 30 days after his termination date. In the event the Company terminates the Compensation Agreement during its term, other than for cause or elects not to renew the Compensation Agreement at the conclusion of its term, he would be entitled to one year’s base salary payable in a lump sum within 30 days after his termination date.

In June 2013, the Company entered into a Compensation Agreement with the Company’s new Vice President — Finance and Chief Financial Officer with a one-year term.  In the event his employment is terminated following a change in control, he would be entitled to one year’s base salary payable in a lump sum within 30 days after his termination date. In the event the Company terminates the Compensation Agreement during its term, other than for cause or elects not to renew the Compensation Agreement at the conclusion of its terms, he would be entitled to six month’s base salary payable in a lump sum within 30 days after his termination date.

10. SUBSEQUENT EVENT

On August 2, 2013, Thomas H. Ehrlich, the Company’s former chief financial officer, filed a complaint against the Company in the District Court of Denton County, Texas, Cause No. 2013-61011-393. The complaint alleges that the Company breached a compensation agreement between the Company and Mr. Ehrlich that provided for certain payments to Mr. Ehrlich upon certain change in control events. While the Company is still evaluating the complaint and cannot estimate the timing or estimated amount, if any, associated with the outcome, the Company does not believe it will have a material adverse impact on the Company’s financial position, results of operations or liquidity. The Company intends to vigorously defend any assertions related to the above lawsuit.

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

General

The Company’s vision is to be a leading U.S. uranium developer and producer. Our strategy is to create wealth for shareholders by advancing our projects in a way which both conserves cash and best positions us to return to production when uranium markets improve. In Texas, our focus is to add quality reserves within an economic distance of each licensed ISR processing facility through exploration activities and/or through value accretive acquisitions. In New Mexico, we will continue to progress the Churchrock Section 8 ISR project and also assess the potential of our significant resource base for the development of larger scale projects on a standalone basis or with partners.

We have 206,600 acres of mineral holdings with 144.8 million pounds U3O8 of in-place mineralized uranium material in New Mexico and a NRC license to produce up to 3 million pounds per annum of uranium on certain of our New Mexico projects. The Company acquired these properties over the past 20 years along with an extensive information database of historic mining logs and analysis. None of URI’s properties are currently in production.

Financial Condition and Results of Operations

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Uranium Sales

During the first half of 2013 and 2012, we had no uranium sales.

Cost of Uranium Sales

The costs incurred in the first half of 2013 and 2012 for operations and depreciation/depletion resulted from stand-by, maintenance and monitoring activities at our Rosita, Kingsville Dome, and Vasquez projects. Our total cost of uranium sales is comprised of production costs, including operating expenses, depreciation and depletion expenses, and also includes amortization of our restoration and reclamation cost estimates, exploration costs incurred during the period and impairment provisions for uranium properties.

The following table details our cost of uranium sales breakdown for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total pounds sold	—	—	—	—
Total operating expenses	$631,000	$923,000	$1,318,000	$1,144,000
Depreciation and depletion	74,000	111,000	150,000	227,000
Direct cost of sales	$705,000	$1,034,000	$1,468,000	$1,371,000

Operating Expenses

During the first half of 2013, we incurred total operating expenses of $1,318,000, of which $311,000 was connected with our South Texas projects and $1,007,000 with the Kingsville Dome pond recovery project. During the first half of 2012, we incurred operating expenses of $288,000 related to our South Texas projects and $856,000 in connection with the Kingsville Dome pond recovery project.

During the three-months ended June 30, 2013, we incurred total operating expenses of $631,000, of which $179,000 was connected with our South Texas projects and $452,000 with the Kingsville Dome pond recovery project. During the three-months ended June 30, 2012, we incurred operating expenses of $142,000 related to our South Texas projects and $781,000 in connection with the Kingsville Dome pond recovery project.

Depreciation and Depletion

During the first half of 2013 and 2012, we incurred depreciation and depletion expense related to our South Texas projects of $150,000 and $227,000, respectively. During the three-months ended June 30, 2013, we incurred depreciation and depletion expense related to our South Texas projects of $74,000, compared to $111,000 for the corresponding period in 2012. All such costs were from stand-by and/or care and maintenance activities.

Impairment of Uranium Properties

At June 30, 2013 and 2012, the carrying value of the project assets at each of our South Texas production locations exceeded their fair value as a result of an increase in the estimated costs for each of our South Texas projects. The increase in cost is due to a change in the estimate of future restoration and remediation costs for these projects, such change then capitalized in accordance with our accounting policy. Such determination resulted in an impairment provision of approximately $680,000 and $752,000 for the first six months of 2013 and 2012, respectively. The impairment provision for the first six months of 2013 and 2012, respectively, were $394,000 and $321,000 related to Kingsville Dome, $276,000 and $401,000 related to Vasquez and $10,000 and $30,000 for Rosita.

The impairment provision for the three-months ended June 30, 2013 was $400,000, compared to $483,000 for the corresponding period in 2012, respectively. The impairment provision, respectively, was $297,000 and $153,000 for Kingsville Dome, $98,000 and $314,000 for Vasquez, and $5,000 and $16,000 for Rosita.

Accretion and Amortization of Future Restoration Costs

During the first half of 2013 and 2012, the accretion and amortization of future restoration costs were $195,000 and $47,000, respectively.  This increase of $148,000 was primarily due to a modification in the interest rate used in the calculation.

During the three-months ended June 30, 2013, the accretion and amortization of future restoration costs was $97,000, compared to $24,000 for the corresponding period in 2012. This increase of $73,000 was primarily due to a modification in the interest rate used in the calculation.

General and Administrative Charges

We incurred general and administrative charges, including corporate depreciation, of $4.7 million and $5.3 million in the first six months of 2013 and 2012, respectively.

During the three-months ended June 30, 2013, general and administrative charges, including corporate depreciation totaled $1,977,000, compared to $2,216,000 for the corresponding period in 2012.

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2013 and 2012 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock compensation expense (benefit)	$(62,000)	$119,000	$183,000	$312,000
Salaries and payroll burden	751,000	716,000	1,600,000	1,890,000
Legal, accounting, public company expenses	630,000	855,000	1,345,000	2,059,000
Insurance and bank fees	216,000	153,000	460,000	305,000
Consulting and professional services	123,000	110,000	454,000	236,000
Office, travel and other expenses	282,000	231,000	533,000	395,000
Total	$1,940,000	$2,184,000	$4,575,000	$5,197,000

During the first half of 2013 and 2012, non-cash stock compensation expense was $183,000 and $312,000, respectively. This decrease of $129,000 resulted primarily from the adjustment for stock option forfeitures. During the three-months ended June 30, 2013, non-cash stock compensation benefit was $62,000, as compared to non-cash stock compensation expense of $119,000 for the corresponding period in 2012.

Salaries and payroll burden decreased $290,000 in the first six months of 2013, as compared to the same period in 2012, due to a reduction in headcount and the consolidation of operations.  During the three-months ended June 30, 2013, salaries and payroll burden totaled $751,000, compared to $716,000 for the corresponding period in 2012.

The Company’s legal, accounting and public company expenses decreased by $714,000 in the first six months of 2013 as compared to the same period in 2012. The decrease resulted from a reduction in legal activities in 2013 related to merger activity for the Neutron Energy, Inc., litigation defense costs incurred in connection with the Kleberg County matter in the 2012 period, and substantial changes in the management and control of legal activities and charges for those legal activities performed by outside counsel for the Company. These reductions were offset by higher costs in 2013 incurred in connection with legal fees from the transactions conducted in connection with the Shareholder Rights Offering and for fees paid to the interim President/CEO during the quarter.  During the three-months ended June 30, 2013, legal, accounting and public company expenses totaled $630,000, compared to $855,000 for the corresponding period in 2012.

Consulting and professional service expenses increased by $218,000 for the first six months ended June 30, 2013, compared with 2012. This increase was the result of work performed in connection with the Company’s New Mexico UIC permit renewal, Churchrock Section 8 access and Churchrock Section 17 characterization activities. During the three-months ended June 30, 2013, consulting and professional service expenses totaled $123,000, compared to $110,000 for the corresponding period in 2012.

Insurance and bank fees increased in 2013, primarily because of an increase in general liability and umbrella insurance premiums due to the addition of the Neutron properties and payroll. Fees for bond premiums also increased in 2013, with the initiation of the bond program with Lexon Insurance in the first quarter of 2013, and the addition of Neutron properties. During the three-months ended June 30, 2013, insurance and bank fees totaled $216,000, compared to $153,000 for the corresponding period in 2012.

The increase in office, travel and other expenses from $395,000 for the first six month of 2012 to $533,000 in the 2013 period was due to added office rent and IT services costs incurred during the first three and six months of the year.  During the three-months ended June 30, 2013, office, travel and other expenses totaled $282,000, compared to $231,000 for the corresponding period in 2012.

Net Losses

For the six months ended June 30, 2013 and 2012, we had net losses of $8 million and $7.3 million, respectively.

For the three months ended June 30, 2013 and 2012, we had net losses of $3.9 million and $3.7 million, respectively.

Cash Flow

At June 30, 2013, we had a cash balance of approximately $5.3 million, compared with $2.8 million at the same date in 2012.

In the first six months of 2013, we had cash used in operations of $7.6 million. Cash provided by investing activities was $4.7 million, the result of $5.5 million of restricted cash returned to the Company, less $788,000 in property additions. During the period, we had net cash generated from financing activities of $3.6 million, resulting from the $3.6 million in cash raised through the sale of the Company’s common stock in connection with the Shareholder Rights Offering that was completed in March 2013.

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

Liquidity—Cash Sources and Uses for 2013

As of June 30, 2013, the Company had $5.3 million in cash.  As of July 31, 2013, the Company had a cash balance of $4.25 million. The Company is not currently conducting uranium production activities. The Company is not projecting significant sales revenue and related cash inflows for 2013. During 2013, the Company is expected to complete the process of refurbishing its Kingsville Dome holding ponds and expects to generate a certain amount of uranium bearing product as a by-product of this pond project activity. The Company is currently assessing the pond project uranium bearing product to determine the quantity and quality of yellowcake that may be available for sale this year.

Under the Rights Offering, the Company raised $3.6 million in cash, net of expenses and $5.0 million was used to repay the short-term financing from RCF.

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

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). The Company did not utilize the ATM Sales Agreement in the first half of 2013. The Company has a total of $9.0 million available for future sales under the ATM Sales Agreement.

The Company expects that its existing cash balance and funding available under the ATM Sales Agreement will provide it the necessary liquidity for 2013. Additional funding under the ATM Sales Agreement is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

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

Specifically regarding our uranium properties, significant estimates were utilized in determining the carrying value of these assets. These assets have been recorded at their estimated net realizable value for impairment purposes, which is less than our cost. The actual value realized from these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.  Future market conditions in particular can be difficult to predict and measure because of the impact of events that affect public acceptance of nuclear energy, the limited size of the market for the use of uranium, changes in the prices of alternative energy sources, development of new low-cost alternative energy sources and other factors.

Regarding our reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs to complete the groundwater restoration and surface reclamation at our mine sites. Estimating future costs can be difficult and unpredictable because they are based principally on current legal and regulatory requirements and mine closure plans that may change materially.  The laws and regulations governing mine closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. Estimates of future restoration and reclamation costs are also subject to operational risks such as acceptance of treatment techniques or other operational changes.

Also, the calculation of reserves, other mineralized material and grading are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves, mineralized material and corresponding grades. Until reserves and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and other mineralized materials and ore may vary depending on the price of uranium. Any material change in the quantity of reserves, other mineralized materials, mineralization or grade may affect the economic viability of our properties.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls

During the three months ended June 30, 2013 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

On August 2, 2013, Thomas H. Ehrlich, the Company’s former chief financial officer, filed a complaint against the Company in the District Court of Denton County, Texas, Cause No. 2013-61011-393. The complaint alleges that the Company breached a compensation agreement between the Company and Mr. Ehrlich that provided for certain payments to Mr. Ehrlich upon certain change in control events. While the Company is still evaluating the complaint and cannot estimate the timing or estimated amount, if any, associated with the outcome, the Company does not believe it will have a material adverse impact on the Company’s financial position, results of operations or liquidity. The Company intends to vigorously defend any assertions related to the above lawsuit.

ITEM 1A. RISK FACTORS

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2013, no unregistered securities were sold.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Index to Exhibits on Page E-1 for a listing of the exhibits that are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: August 13, 2013	By:	/s/ Christopher Jones
Christopher Jones
President and Chief Executive Officer

Dated: August 13, 2013	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Uranium Resources, Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013).
10.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2013).
10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2013).
10.4	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 7, 2013).
10.5	Employment Agreement, effective June 14, 2013, between the Company and Jeffrey L. Vigil.
10.6	Separation Agreement and General Release dated June 6, 2013, between the Company and Mathew F. Lueras.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the quarterly report on Form 10-Q of Uranium Resources, Inc. for the quarter ended June 30, 2013, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

E-1