Form 10-Q
period 2013-09-30
URANIUM RESOURCES INC /DE/
filed 2013-10-28
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	20,100,258 as of October 28, 2013

URANIUM RESOURCES, INC.

2013 THIRD QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Uranium Resources, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current Assets:
Cash and cash equivalents	$2,006,833	$4,664,596
Prepaid and other current assets	466,970	708,228
Total Current Assets	2,473,803	5,372,824

Property, plant and equipment, at cost:
Property, plant and equipment	108,862,877	109,033,002
Less accumulated depreciation, depletion and impairment	(65,544,841)	(65,318,921)
Net property, plant and equipment	43,318,036	43,714,081

Certificates of deposit, restricted	4,010,850	9,491,865

Total Assets	$49,802,689	$58,578,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$397,479	$1,331,888
Accrued liabilities	1,840,951	1,525,726
Note payable	—	5,000,000
Current portion of asset retirement obligations	502,472	1,160,378
Current portion of capital leases	19,861	112,140
Total Current Liabilities	2,760,763	9,130,132

Asset retirement obligations	3,602,252	3,337,679
Long-term debt	950,000	950,000
Long-term capital leases, less current portion	6,688	17,582
Total Liabilities	7,319,703	13,435,393

Shareholders’ Equity:
Common stock, 200,000,000 shares authorized, $.001 par value;
20,100,258 and 16,150,163 shares issued and outstanding, respectively	20,104	16,154
Paid-in capital	216,620,650	207,338,549
Accumulated deficit	(174,148,350)	(162,201,908)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)
Total Shareholders’ Equity	42,482,986	45,143,377

Total Liabilities and Shareholders’ Equity	$49,802,689	$58,578,770

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:	$—	$—	$—	$—

Cost and expenses:
Cost of uranium sales
Operating expenses	568,033	776,764	1,886,157	1,920,601
Accretion/amortization of asset retirement obligations	97,435	22,673	292,305	69,416
Depreciation and depletion	76,089	91,319	225,907	318,637
Impairment of uranium properties	769,580	296,628	1,449,235	1,048,400
Exploration expenses	282,478	12,402	1,033,838	69,861
Total cost of uranium sales	1,793,615	1,199,786	4,887,442	3,426,915

Loss from operations before corporate expenses	(1,793,615)	(1,199,786)	(4,887,442)	(3,426,915)
Corporate expenses:
General and administrative	2,174,862	2,994,663	6,749,980	8,191,352
Depreciation	32,631	40,911	115,773	104,751
Total corporate expenses	2,207,493	3,035,574	6,865,753	8,296,103

Loss from operations	(4,001,108)	(4,235,360)	(11,753,195)	(11,723,018)

Other income and expense:
Interest expense	(3,859)	(6,055)	(253,485)	(12,723)
Interest and other income, net	55,703	20,501	60,238	247,678
Net loss	$(3,949,264)	$(4,220,914)	$(11,946,442)	$(11,488,063)
Basic and diluted net loss per common share	$(0.20)	$(0.34)	$(0.63)	$(1.05)
Average weighted shares outstanding	20,074,763	12,413,476	19,100,956	10,953,407

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net loss	$(11,946,442)	$(11,488,063)
Reconciliation of net loss to cash used in operations:
Accretion/amortization of asset retirement obligations	292,305	69,416
Depreciation and depletion	341,680	423,388
Impairment of uranium properties	1,449,235	1,048,400
Decrease in restoration and reclamation accrual	(1,269,663)	(1,299,806)
Stock compensation expense	299,286	373,838
Other non-cash items, net	73,875	73,932
Effect of changes in operating working capital items:
(Increase) decrease in receivables	258,532	(140,228)
Increase in prepaid and other current assets	(17,274)	(125,058)
Increase (decrease) in payables, accrued liabilities and deferred credits	(231,931)	668,089
Net cash used in operating activities	(10,750,397)	(10,396,092)

Cash flows from investing activities:
Decrease in certificates of deposit, restricted	5,481,015	167,855
Additions to uranium properties	(884,640)	(7,955,263)
Net cash provided by (used in) investing activities	4,596,375	(7,787,408)

Cash flows from financing activities:
Payments on borrowings	(103,173)	(56,775)
Issuance of common stock, net	3,599,432	19,328,360
Net cash provided by financing activities	3,496,259	19,271,585

Net increase (decrease) in cash and cash equivalents	(2,657,763)	1,088,085
Cash and cash equivalents, beginning of period	4,664,596	2,890,263
Cash and cash equivalents, end of period	$2,006,833	$3,978,348

Non-cash transactions:
Issuance of common stock for short-term loan principal and interest payments	$5,095,833	$—
Issuance of common stock for services	$291,500	$—
Issuance of restricted stock to employees and directors	$327	$391
Issuance of common stock to acquire Neutron Energy, Inc.	$—	$16,650,000
Capital lease obligations	$—	$106,154

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements September 30, 2013 (Unaudited)

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2013.

3.  LIQUIDITY AND GOING CONCERN

The Company had negative cash flow from operations of $10.8 million for the nine months ended September 30, 2013. Our cash position was $2.0 million at September 30, 2013. The Company is not currently commercially producing uranium and, as such, does not anticipate generating any significant sales revenues in 2013.

In March 2013, the Company completed a Shareholder Rights Offering (“Rights Offering”) in the amount of $8.6 million, whereby the Company received $3.6 million in cash, net of expenses and $5.0 million was used to repay the short term financing from its largest shareholder, Resource Capital Fund V L.P. (“RCF”). RCF owns approximately 32.3% of the Company’s common stock.

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

In the fourth quarter of 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing the Company to sell from time to time its common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). The Company did not make any sales under the ATM Sales Agreement in the third quarter of 2013 and has a total of $9.0 million available for future sales under the ATM Sales Agreement.

After careful consideration of a variety of financing options, on October 14, 2013, the Company and RCF entered into a non-binding letter agreement (the “Letter Agreement”) whereby RCF agreed, subject to the terms and conditions set forth in the Letter Agreement, to provide a secured convertible loan facility of up to $15.0 million to the Company (the “Facility”). RCF’s investment committee approved the Facility on October 17, 2013, subject to a number of conditions precedent and the terms and conditions in the Letter Agreement. The Facility would provide the Company with $3.0 million upon closing, which is expected on or before November 15, 2013, another $2 million would be available upon stockholder approval, which is expected to occur on or before January 31, 2014, and two additional tranches of $5.0 million each would be available in 2014 at the election of the Company.

There can be no assurance that the Facility will be available on or before November 15, 2013 or that the Facility will be completed on the terms contemplated or on other terms. As of October 21, 2013, the Company had a cash balance of approximately $1.3 million. On average, the Company has been expending approximately $1.3 million of cash per month during the first nine months of 2013 and expects to spend $1.1 million per month during the balance of 2013. If adequate funds are not available through the Facility, the Company will need to seek alternative sources of debt or equity capital and to the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in substantial dilution to existing stockholders. There can be no assurance that the Company will be able to obtain additional capital if the Facility does not close, that the terms of alternative capital would not be less favorable to the Company or that such additional capital could be obtained on a timely basis, if at all. If additional capital is not available in sufficient amounts or on a timely basis, the Company will experience liquidity problems in the near future, and the Company could face the need to significantly curtail current operations, change planned business strategies and pursue other remedial measures.

The Company’s condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern; however, should the Company be unsuccessful in closing the financing transaction with RCF discussed above, it would raise substantial doubt about the Company’s ability to do so. The condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

4. PROPERTY, PLANT AND EQUIPMENT

	Property, Plant and
	Equipment Balances (net) at
	9/30/2013	12/31/2012
Uranium plant	$10,832,000	$10,913,000
Permits and licenses	4,284,000	3,902,000
Mineral rights	3,486,000	3,873,000
Value beyond proven and probable reserves (VBPP)	20,274,000	20,274,000
Evaluation and delineation	2,460,000	2,460,000
Vehicles, depreciable equipment, and other	1,604,000	1,893,000
Well field development	153,000	153,000
Other uranium properties	225,000	246,000
Total	$43,318,000	$43,714,000

Impairment of Uranium Properties

The Company shut-in production at certain of its South Texas properties in 2009.  The Company reviews the estimated cost of restoration and remediation activities on these particular mineral properties at each quarter end.  For any increase in estimated cost, the Company initially records the change on its balance sheet by increasing the mineral property asset and increasing the asset retirement obligation in accordance with U.S. generally accepted accounting principles (ASC 410-20-35-8).  However, because there is no further production expected from these particular South Texas properties, the increase in costs recorded to the mineral property asset are then expensed (or credited) as impairment expense on the statement of operations.

The Company also routinely evaluates projects included in its mineral property portfolio for a determination of ongoing investment.  As a result of such review during the quarter ended September 30, 2013, the Company has determined certain of its properties will be abandoned and has written-off costs of $376,000 for certain New Mexico properties and $390,000 for certain Texas properties.

For the nine months ended September 30, 2013 and 2012, as a result of the accounting procedure described above, and the write-offs described above, the Company recorded impairment costs in the amount of approximately $1,449,000 and $1,048,000, respectively.  The impairment provision for the three months ended September 30, 2013 was $770,000, compared to $297,000 for the corresponding period in 2012.

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

The following table details the changes in shareholders’ equity for the nine months ended September 30, 2013:

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock
Balances, December 31, 2012	16,150,163	$16,154	$207,338,549	$(162,201,908)	$(9,418)
Net loss	—	—	—	(11,946,442)
Stock compensation expense	—	—	299,286	—	—
Common stock issued - payment of loan principal and interest services	1,992,127	1,992	5,093,841	—	—
Common stock issued - shareholder rights offering	1,547,843	1,548	3,597,884	—	—
Common stock issued for services	83,200	83	291,417	—	—
Restricted stock issuance	326,925	327	(327)	—	—
Balances, September 30, 2013	20,100,258	$20,104	$216,620,650	$(174,148,350)	$(9,418)

See Note 6 - Stock Based Compensation for further discussion of stock compensation expense and restricted stock issuance.

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

Under the Rights Offering, the Company raised $3.6 million in cash, net of expenses and $5.0 million was used to repay the short term financing from RCF, whereby RCF was issued 1.96 million shares of the Company’s common stock. Also in connection with the RCF short term financing, the Company issued 31,343 shares of common stock in 2013 to pay fourth quarter 2012 and first quarter 2013 interest accrued on the loan of $16,667 and $79,167, respectively.

6. STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock option and restricted stock grants made to employees and directors.

2013 Omnibus Incentive Plan

In June 2013, the Company’s stockholders and Board approved the 2013 Omnibus Incentive Plan (“2013 OIP”) that governs all future share-based awards. A total of approximately 1 million shares are available to be issued under the 2013 OIP.

Stock Compensation Expense

Stock compensation expense for the nine months ended September 30, 2013 and 2012 was $299,000 and $374,000, respectively. Stock compensation expense is recorded as a component of general and administrative expenses for each period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

On January 16, 2013, the Company granted to a newly appointed non-employee director stock options to purchase 5,000 common shares of the Company. The fair value for this issuance was $3.30.

On March 12, 2013, the Company granted 25,000 restricted shares of the Company’s common stock to the new President and Chief Executive Officer, subject to service and performance vesting criteria over a three-year period. The fair value for this issuance was $2.73.

On March 12, 2013, the Company also granted to the new President and Chief Executive Officer stock options to purchase 55,000 common shares of the Company, subject to service and performance vesting criteria over a three-year period. The fair value for this issuance was $1.98.

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

On June 4, 2013, the Compensation Committee approved a grant of 100,000 shares of restricted stock units under the 2013 OIP to the President and Chief Executive Officer, subject to specific vesting criteria over a three-year period. The fair value for this issuance was $2.83.

On June 4, 2013, the Board also approved a grant of a total of 100,000 restricted stock units under the 2013 OIP to the Company’s non-employee Directors, subject to specific vesting criteria over a three-year period. The fair value for this issuance was $2.83.

On July 30, 2013, the Compensation Committee approved a grant of 80,000 shares of restricted stock units under the 2013 OIP to the Vice President-Finance and Chief Financial Officer, subject to specific vesting criteria over a three-year period. The fair value for this issuance was $4.50.

The fair value of stock options granted to employees and directors was estimated on the dates of the grants using the Black-Sholes option pricing model with the following assumptions used for the grants made during the period:

Risk free rate	1.40% - 2.16%
Expected life	5.7 — 7.8 years
Expected volatility	84% - 89%
Expected dividend yield	0.0%

The total estimated unrecognized compensation cost from the unvested stock options and restricted grants at September 30, 2013 was approximately $1,058,000, which is expected to be recognized over the weighted average vesting period of the individual grants which range from 1-3 years.

Stock Options for the Nine Months Ended September 30, 2013

The following table summarizes stock options outstanding and changes during the nine-month period ended September 30, 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	317,270	$24.62
Granted	60,000	2.85
Exercised	—	—
Canceled or forfeited	(72,791)	25.90
Options outstanding at September 30, 2013	304,479	$20.02	4.1	$—
Options exercisable at September 30, 2013	226,980	$25.57	2.3	$—

Shares available for grant under the Company’s stock option plans as of September 30, 2013 were 907,914.

Stock options outstanding and currently exercisable at September 30, 2013 are as follows:

	Outstanding Options			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	145,906	0.9	$13.46	145,906	$13.46
2004 Stock Incentive Plan	85,241	7.8	13.92	29,408	34.74
2004 Director’s Plan	73,332	6.1	40.19	51,666	54.57
	304,479	4.1	$20.02	226,980	$25.57

7. ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the nine months ended September 30, 2013:

Reserve for future restoration and reclamation costs, beginning of year	$4,498,057
Additions and changes in cash flow estimates	584,025
Costs incurred	(1,269,663)
Accretion expense	292,305
Reserve for future restoration and reclamation costs, end of period	$4,104,724

8. EARNINGS PER SHARE

The basic earnings per share calculation includes no dilution and is computed by dividing income or loss attributed to common stockholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share reflects the potential dilution that could occur if stock options and warrants were exercised or converted into common stock. Potentially dilutive shares of 426,841 were excluded from the calculation of earnings per share because they were anti-dilutive due to our net loss position for the nine months ended September 30, 2013.

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

The Company’s mining operations are subject to federal and state regulations for the protection of the environment, including water quality regulations. These laws periodically change and generally become more restrictive. The ongoing costs of complying with such regulations have not been significant to the Company’s annual operating costs. Future mine closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of-production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are in compliance with current environmental regulations.

The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management believes it has meritorious defenses in all such proceedings and is not aware of any material adverse effect on the Company’s financial condition or results of operations from such proceedings.

Registration Statements

In connection with our May 2008 private placement and the March 2012 investment agreement with RCF, the Company executed registration rights agreements pursuant to which the shares issued in the private placement and under the investment agreement were registered. The registration rights agreements provide for penalties in the event the registration statements fail to remain effective. At September 30, 2013, the Company’s registration statements were and remain effective.

Compensation Agreements

The Company has entered into compensation agreements with the certain of the Executive Officers of the Company that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of twenty-four months following such change in control. The compensation agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.

In March 2013, the Company entered into an employment agreement with the Company’s new President and Chief Executive Officer with a one-year term (subject to subsequent automatic one-year renewals). In the event his employment is terminated following a change in control, he would be entitled to two year’s base salary payable in a lump sum within 30 days after his termination date. In the event the Company terminates the Compensation Agreement during its term, other than for cause or elects not to renew the Compensation Agreement at the conclusion of its term, he would be entitled to one year’s base salary payable in a lump sum within 30 days after his termination date.

In June 2013, the Company entered into an employment agreement with the Company’s new Vice President — Finance and Chief Financial Officer with a one-year term (subject to subsequent automatic one-year renewals).  In the event his employment is terminated following a change in control, he would be entitled to one year’s base salary payable in a lump sum within 30 days after his termination date. In the event the Company terminates the

Compensation Agreement during its term, other than for cause or elects not to renew the Compensation Agreement at the conclusion of its terms, he would be entitled to six month’s base salary payable in a lump sum within 30 days after his termination date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. These statements include, without limitation, statements relating to liquidity, financing of operations, the outcome of regulatory actions and litigation, continued volatility of uranium prices and other matters. The words “believes,” “expects,” “projects,” “targets,” “estimates” or similar expressions identify forward-looking statements. Forward-looking statements convey our current expectations or forecasts of future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements should be read in conjunction with our disclosures and the risks set forth herein and in the Company’s 2012 Annual Report on Form 10-K under the caption “Risk Factors.”

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

We have 206,600 acres of mineral holdings in New Mexico and a NRC license to produce up to 3 million pounds per annum of uranium on certain of our New Mexico projects. The Company acquired these properties over the past 20 years along with an extensive information database of historic mining logs and analysis. None of URI’s properties are currently in production.

Recent Developments

SEC Comment Letters

In connection with a routine review of our Exchange Act reports by the staff of the SEC’s Division of Corporation Finance (the “Staff”), we have received letters from the Staff setting forth comments and questions with respect to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Comment Letters”) and the Company has submitted responses to such letters. Among other things, the Comment Letters have questioned the capitalization of certain costs (primarily in connection with land holding, physical plant and permits) relating to projects without reserves defined as proven and probable in accordance with the SEC’s Industry Guide 7, and the Company’s practices in regards to testing assets for impairment. The Staff has also questioned the disclosure of pounds of U3O8 for non-mineralized resources when Industry Guide 7 permits the disclosure of mineralized materials only in terms of tons and grade. We have been corresponding with the Staff with regard to these matters and a resolution has not been reached at this time. See Part II, Item 1A—Risk Factors, “We have received comments letters from the Staff of the SEC which may require us to restate our historical financial statements” for additional information about the Comment Letters.

RCF Letter Agreement

After careful consideration of a variety of funding options, on October 14, 2013, the Company and its largest stockholder, Resource Capital Fund V L.P. (“RCF”) entered into a non-binding letter agreement (the “Letter Agreement”) whereby RCF agreed, subject to certain terms and conditions, to provide a secured convertible loan facility of up to $15.0 million to the Company (the “Facility”). RCF’s investment committee approved this Facility on October 17, 2013, subject to certain terms and conditions.

RCF’s commitment and investment committee approval to enter into the Facility is subject to numerous terms and conditions, including, among others, preparation and execution of definitive documentation, completion of due diligence satisfactory to RCF and stockholder approval of the Facility. Notwithstanding the absence of stockholder approval, a $3.0 million advance would be available to the Company following the closing of the Facility, which is expected to occur on or before November 15, 2013. Another $2 million would be available upon stockholder approval, which is expected to occur on or before January 31, 2014. Two additional tranches of $5.0 million each would be available in 2014 at the election of the Company. The Facility would be guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets.

Financial Condition and Results of Operations

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

Uranium Sales

During the first nine months of 2013 and 2012, we had no uranium sales.

Cost of Uranium Sales

The costs incurred in the first nine months of 2013 and 2012 for operations and depreciation/depletion resulted from stand-by, maintenance and monitoring activities at our Rosita, Kingsville Dome, and Vasquez projects. Our total cost of uranium sales is comprised of production costs, including operating expenses, depreciation and depletion expenses, and also includes amortization of our restoration and reclamation cost estimates, exploration costs incurred during the period and impairment provisions for uranium properties.

The following table details our cost of uranium sales breakdown for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total pounds sold	—	—	—	—
Total operating expenses	$568,000	$777,000	$1,886,000	$1,921,000
Depreciation and depletion	76,000	91,000	226,000	319,000
Direct cost of sales	$644,000	$868,000	$2,112,000	$2,240,000

Operating Expenses

During the first nine months of 2013, we incurred total operating expenses of $1,886,000, of which $421,000 was connected with our South Texas projects and $1,465,000 with the Kingsville Dome pond recovery project. During the first nine months of 2012, we incurred operating expenses of $1,141,000 related to our South Texas projects and $780,000 in connection with the Kingsville Dome pond recovery project.

During the three months ended September 30, 2013, we incurred total operating expenses of $568,000, of which $137,000 was connected with our South Texas projects and $431,000 with the Kingsville Dome pond recovery project. During the three months ended September 30, 2012, we incurred operating expenses of $526,000 related to our South Texas projects and $251,000 in connection with the Kingsville Dome pond recovery project.

Depreciation and Depletion

During the first nine months of 2013 and 2012, we incurred depreciation and depletion expense related to our South Texas projects of $226,000 and $319,000, respectively. During the three months ended September 30, 2013, we incurred depreciation and depletion expense related to our South Texas projects of $76,000, compared to $91,000 for the corresponding period in 2012. All such costs were from stand-by and/or care and maintenance activities.

Impairment of Uranium Properties

The Company shut-in production at certain of its South Texas properties in 2009.  The Company reviews the estimated cost of restoration and remediation activities on these particular mineral properties at each quarter end.  For any change in estimated cost, the Company initially records the change on its Balance Sheet by increasing or decreasing the mineral property asset and increasing or decreasing the asset retirement obligation in accordance with U.S. generally accepted accounting principles (ASC 410-20-35-8).  However, because there is no further production expected from these particular South Texas properties, the increase or decrease in costs recorded to the mineral property asset are then expensed (or credited) as impairment expense on the Statement of Operations.

The Company also routinely evaluates projects included in its mineral property portfolio for a determination of ongoing investment.  As a result of such review during the quarter ended September 30, 2013, the Company has determined certain of its properties will be abandoned and has written-off costs of $376,000 for certain New Mexico properties and $394,000 for certain Texas properties.

For the nine months ended September 30, 2013 and 2012, as a result of the accounting procedure described above, and the write-offs described above, the Company recorded impairment costs in the amount of approximately $1,449,000 and $1,048,000, respectively.  The impairment provision for the three months ended September 30, 2013 was $770,000, compared to $297,000 for the corresponding period in 2012.

Accretion and Amortization of Future Restoration Costs

During the first nine months of 2013 and 2012, the accretion and amortization of future restoration costs were $292,000 and $69,000, respectively. This increase of $223,000 was primarily due to a modification in the interest rate used in the calculation.

During the three months ended September 30, 2013, the accretion and amortization of future restoration costs was $97,000, compared to $23,000 for the corresponding period in 2012. This increase of $74,000 was primarily due to a modification in the interest rate used in the calculation.

General and Administrative Charges

We incurred general and administrative charges, including corporate depreciation, of $6.8 million and $8.2 million in the first nine months of 2013 and 2012, respectively.

During the three months ended September 30, 2013, general and administrative charges, excluding corporate depreciation totaled $2.2 million, compared to $3.0 million for the corresponding period in 2012. Included in these costs were approximately $190,000 of one-time items resulting from the relocation of the Company’s corporate office from Lewisville, TX to Centennial, CO.  Excluding these one-time costs further highlights the underlying trend of decreasing general and administrative expenses.

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock compensation expense	$116,000	$62,000	$299,000	$374,000
Salaries and payroll burden	726,000	815,000	2,324,000	2,705,000
Legal, accounting, and public company expenses	614,000	841,000	1,916,000	2,900,000
Insurance and bank fees	278,000	243,000	738,000	548,000
Consulting and professional services	101,000	816,000	554,000	1,051,000
Office, travel and other expenses	340,000	218,000	919,000	613,000
Total	$2,175,000	$2,995,000	$6,750,000	$8,191,000

During the first nine months of 2013 and 2012, non-cash stock compensation expense was $299,000 and $374,000, respectively. This decrease of $75,000 resulted primarily from the adjustment for stock option forfeitures. During the three months ended September 30, 2013, non-cash stock compensation expense was $116,000, as compared to non-cash stock compensation expense of $62,000 for the corresponding period in 2012.

Salaries and payroll burden decreased $381,000 in the first nine months of 2013, as compared to the same period in 2012, due to a reduction in headcount and the consolidation of operations.  During the three months ended September 30, 2013, salaries and payroll burden totaled $726,000, compared to $815,000 for the corresponding period in 2012.

The Company’s legal, accounting and public company expenses decreased $984,000 in the first nine months of 2013, compared to the same period in 2012, during which time the Company incurred additional costs associated with the merger of Neutron Energy, Inc. and Kleberg County litigation defense costs. During the three months ended September 30, 2013, legal, accounting and public company expenses totaled $614,000, compared to $841,000 for the corresponding period in 2012.

Insurance and bank fees increased $190,000 in the first nine months of 2013 as compared to the same period in 2012. The increase was due to an increase in general liability and umbrella insurance premiums resulting from the addition of the Neutron properties and payroll. Fees for bond premiums also increased in 2013, with the initiation of the bond program with Lexon Insurance in the first quarter of 2013, and the addition of Neutron properties. During the three months ended September 30, 2013, insurance and bank fees totaled $278,000, compared to $243,000 for the corresponding period in 2012.

Consulting and professional service expenses decreased by $497,000 for the nine months ended September 30, 2013, as compared to the same period in 2012. This decrease was the result of work performed in connection with the Company’s New Mexico UIC permit renewal, Churchrock Section 8 access and Churchrock Section 17 characterization activities in 2012. During the three months ended September 30, 2013, consulting and professional service expenses totaled $101,000, compared to $816,000 for the corresponding period in 2012. This decrease of $715,000 was the result of work performed during 2012 associated with the Company’s New Mexico UIC permit renewal, Churchrock Section 8 access and Churchrock Section 17 characterization activities.

The increase of $306,000 in office, travel and other expenses from $613,000 in the first nine months of 2012 to $919,000 in the 2013 period was due to added office rent, office consolidation expenses, and IT services costs. During the three months ended September 30, 2013, office, travel and other expenses totaled $340,000, compared to $218,000 for the corresponding period in 2012.

Net Losses

For the nine months ended September 30, 2013 and 2012, we had net losses of $11.9 million and $11.5 million, respectively.

For the three months ended September 30, 2013 and 2012, we had net losses of $3.9 million and $4.2 million, respectively.

Cash Flow

At September 30, 2013, we had a cash balance of approximately $2.0 million, compared with $4.0 million at the same date in 2012.

In the first nine months of 2013, cash used in operations was $10.8 million. Cash provided by investing activities was $4.6 million, the result of $5.5 million of restricted cash returned to the Company, less $0.9 million in property additions. During the period, cash generated from financing activities was $3.5 million, resulting from $3.6 million in cash raised through the sale of the Company’s common stock in connection with the Rights Offering that was completed in March 2013, less $0.1 million in cash used for lease payments.

In the first nine months of 2012, cash used in operations was $10.4 million. In the first nine months of 2012, we used $7.8 million in cash for investing activities which was primarily from the funding of Neutron administrative and development activities in connection with the merger agreement provisions of $3.2 million and additions made to our South Texas and New Mexico property, plant and equipment of $3.2 million during the period. These expenditures were primarily for land and mineral lease payments and plant construction during the period.

Liquidity—Cash Sources and Uses for 2013

As of September 30, 2013, the Company had $2.0 million in cash. The Company is not currently conducting uranium production activities. The Company is not projecting significant sales revenue and related cash inflows for 2013. During 2013, the Company is expected to complete the process of refurbishing its Kingsville Dome holding ponds and expects to generate a certain amount of uranium bearing product as a by-product of this pond project activity. The Company is currently assessing the pond project uranium bearing product to determine the quantity and quality of yellowcake that may be available for sale this year.

In March 2013, the Company completed a Shareholder Rights Offering (“Rights Offering”) in the amount of $8.6 million, whereby the Company received $3.6 million in cash, net of expenses and $5.0 million was used to repay the short term financing from its largest shareholder, Resource Capital Fund V L.P. (“RCF”). RCF owns approximately 32.3% of the Company’s common stock.

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

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing the Company to sell from time to time common shares having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). The Company did not utilize the ATM Sales Agreement in the first nine months of 2013. The Company has a total of $9.0 million available for future sales under the ATM Sales Agreement.

After careful consideration of a variety of funding options, on October 14, 2013, the Company and its largest stockholder, Resource Capital Fund V L.P. (“RCF”) entered into a non-binding letter agreement (the “Letter Agreement”) whereby RCF agreed, subject to certain terms and conditions, to provide a secured convertible loan facility of up to $15.0 million to the Company (the “Facility”). RCF’s investment committee approved this Facility on October 17, 2013, subject to certain terms and conditions.

RCF’s commitment and investment committee approval to enter into the Facility is subject to numerous terms and conditions, including, among others, preparation and execution of definitive documentation, completion of due diligence satisfactory to RCF and stockholder approval of the Facility. Notwithstanding the absence of stockholder approval, a $3.0 million advance would be available to the Company following the closing of the Facility, which is expected to occur on or before November 15, 2013. Another $2 million would be available upon stockholder approval, which is expected to occur on or before January 31, 2014. Two additional tranches of $5.0 million each would be available in 2014 at the election of the Company. The Facility would be guaranteed by the Company’s subsidiaries and secured by substantially all of the Company’s assets.

RCF would have the option to convert all or any drawn portion of the Facility into shares of the Company’s common stock at any time following stockholder approval of the Facility and prior to maturity. The Company would have the option to prepay amounts drawn under the Facility without penalty, subject to RCF’s right to re-advance amounts prepaid for the purpose of converting such amounts. The conversion price is expected to be $2.60 per share, which may be subject to downward adjustment if the Company’s stock price averages below $2.60 per share for a period before the mailing required to achieve stockholder approval or if the Company issues equity securities below the conversion price in the year following the closing of the Facility. If the Company were to draw the entire $15.0 million proposed under the Facility and RCF were to convert such amount into shares of common stock at $2.60 per share, RCF’s ownership in the Company would increase from approximately 32.3% to approximately 51.0%.

The Letter Agreement is non-binding. While management believes the Facility will be available to the Company on the terms outlined above, there can be no assurance that the Facility will be available on or before November 15, 2013 or that the Facility will be completed on the terms contemplated or on other terms. As of October 21, 2013, the Company had a cash balance of approximately $1.3 million. On average, the Company has been expending approximately $1.3 million of cash per month during the first nine months of 2013 and expects to spend $1.1 million per month during the balance of 2013. If adequate funds are not available through the Facility, the Company will need to seek alternative sources of debt or equity capital and to the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing stockholders. There can be no assurance that the Company will be able to obtain additional capital if the Facility does not close, that the terms of alternative capital would not be less favorable to the Company or that such additional capital could be obtained on a timely basis, if at all. If additional capital is not available in sufficient amounts or on a timely basis, the Company will experience liquidity problems in the near future, and the Company could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures.

Going Concern

The Company’s condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern; however, should the Company be unsuccessful in closing the financing transaction with RCF discussed above, it would raise substantial doubt about the Company’s ability to do so. The condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Controls

During the three months ended September 30, 2013 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

On August 2, 2013, Thomas H. Ehrlich, the Company’s former chief financial officer, filed a complaint against the Company in the District Court of Denton County, Texas, Cause No. 2013-61011-393. The complaint alleges that the Company breached a compensation agreement between the Company and Mr. Ehrlich that provided for certain payments to Mr. Ehrlich upon certain change in control events. On August 13, 2013, the Company filed a general denial of the allegations contained in the complaint. The Company intends to vigorously defend any assertions related to the above lawsuit. The Company estimates the lawsuit could take approximately one year to be resolved and does not believe that the outcome of the lawsuit will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

We have received Comment Letters from the Staff of the SEC which may require us to restate our historical financial statements.

In connection with a routine review of our Exchange Act reports by the staff of the SEC’s Division of Corporation Finance (the “Staff”) we have received letters from the Staff setting forth comments and questions with respect to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Comment Letters”) and the Company has submitted responses to such letters. Among other things, the Comment Letters have questioned the capitalization of certain costs (primarily in connection with land holding, physical plant and permits) relating to projects without reserves, defined as proven and probable in accordance with the SEC’s Industry Guide 7, and the Company’s practices with regard to testing assets for impairment.  The Staff has also questioned the Company’s disclosure of pounds of U3O8 for non-mineralized resources when Industry Guide 7 permits the disclosure of mineralized materials only in terms of tons and grade. We have been corresponding with the Staff regarding these matters and a resolution has not been reached at this time.

We believe that our capitalization and impairment testing practices have been undertaken in accordance with generally accepted accounting principles and related current accounting literature, but there can be no assurances that the Staff will concur with our assessment. If it is ultimately determined that the Company improperly capitalized costs, the Company would likely need to restate its historical financial statements to expense certain costs that were previously capitalized. As of the date of this Quarterly Report on Form 10-Q, we estimate that, if we are precluded from capitalizing any of these amounts, the impact of expensing such costs would be to reduce property, plant and equipment on our consolidated balance sheets by up to approximately $9.0 million (consisting of approximately $7.7 million related to costs associated with our New Mexico projects and approximately $1.3 million related to our ISR well fields in South Texas), with corresponding increases in operating expense and exploration and land maintenance expense on our consolidated statements of operations, as well as increases to our losses by these amounts, and conforming changes to our consolidated statements of shareholders’ equity and consolidated statements of cash flows in the relevant periods. Following such restatement, property, plant and equipment as reflected on our consolidated balance sheets could decrease from approximately $108.9 million to approximately $99.9 million. If it is ultimately determined that the Company improperly failed to conduct impairment testing on its assets due to declines in the price of uranium or otherwise, the Company would need to undertake such testing and could be forced to write-down the value of certain assets, which could also require the Company to restate its historical financial statements. Between the potential re-characterization of costs and any write-downs following impairment testing, a substantial majority, if not all, of property, plant and equipment (which constitutes most of our assets) could be removed from our consolidated balance sheets.

Our consolidated financial statements contained in this Quarterly Report on Form 10-Q were prepared in accordance with our existing accounting policies, using assumptions which we believe are appropriate based on current facts and circumstances, all of which are consistent with those applied in prior audited periods. See “Critical Accounting Policies” in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our accounting policies and assumptions related to our accounting policies.

While we intend to continue our discussion with the Staff to resolve the Comment Letters, there is no guarantee that we will be successful. Because the issues questioned by the Staff are non-cash related issues, we do not anticipate that an adverse determination would affect the Company’s operations or ability to continue as a going concern. In the event that the Company is required to restate its consolidated financial statements in prior periods, such restatement would likely have a material adverse effect on our consolidated balance sheets and consolidated statements of operations. We would be required to announce that our historical financial statements could not be relied on and to file restated financial statements with the SEC, which could be costly and take considerable time to prepare. Until any required restated financial statements had been filed our ability to raise money in the public markets could be adversely affected and our public stock price could decline.

We may not have sufficient cash to fund our operations through December 31, 2013, and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We had approximately $2.0 million in cash at September 30, 2013 and approximately $1.3 million as of October 21, 2013. On average, the Company has been expending approximately $1.3 million of cash during the first nine months of 2013 and expects to spend $1.1 million per month during the balance of 2013. We currently do not have sufficient cash to fund our operations through December 31, 2013 and we will need to raise additional capital to fund our operations through December 31, 2013 and beyond.

On October 14, 2013, the Company and its largest stockholder, RCF, entered into a non-binding letter agreement (the “Letter Agreement”) whereby RCF agreed, subject to the terms and conditions set forth in the Letter Agreement, to provide a secured convertible loan facility of up to $15.0 million to the Company (the “Facility”). Management currently anticipates that the Facility will close on or before November 15, 2013. See Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity—Cash Sources and Uses for 2013” for additional information about the Letter Agreement and Facility.

There can be no assurance that the Facility will be available on or before November 15, 2013 or that the Facility will be completed on the terms contemplated or on other terms. If adequate funds are not available through the Facility, the Company will need to seek alternative sources of debt or equity capital, and to the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing stockholders. If the Company borrows money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

There can be no assurance that the Company will be able to obtain additional capital if the Facility does not close, that the terms of alternative capital would not be less favorable to the Company or that such additional capital could be obtained on a timely basis, if at all. If additional capital is not available in sufficient amounts or on a timely basis, the Company will experience liquidity problems in the near future, and the Company could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures.  Any curtailment of business operations would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholder to lose their entire investment.

Approximately 32.3% of our common stock is controlled by a significant stockholder that may acquire additional shares.

As of October 28, 2013, approximately 32.3% of our common stock is beneficially owned by RCF. In addition, under the terms of the proposed Facility, RCF would have the right to acquire additional shares of our common stock upon conversion of amounts drawn on the Facility (including amounts previously repaid) and in satisfaction of interest and fees thereunder. See Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity—Cash Sources and Uses for 2013.” If the Company were to draw $15.0 million under the Facility and RCF were to convert such amount into shares of our common stock, RCF’s ownership in the Company would increase to approximately 51.0%. RCF could also receive a significant number of additional shares if we were to sell equity or equity-linked securities in the year following the closing of the Facility at a price below RCF’s conversion price. In addition, under a stockholders’ agreement between RCF and the Company, RCF is entitled to have two designees placed in nomination for a seat on the Company’s Board of Directors, and RCF has the right to participate in future equity offerings by the Company in proportion to its percentage ownership of the outstanding shares of our common stock.

Because of RCF’s ownership of URI common stock, RCF has the ability to exercise a substantial degree of control over matters requiring stockholder approval. Those matters include the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions difficult without the support of RCF, including transactions in which other stockholders might otherwise receive a premium for their shares over the then-current market price. In addition, RCF could privately sell control of the Company without other stockholders realizing any change-of-control premium. RCF may also have other interests that are different from, in addition to or not always consistent with the Company’s interests or with the interests of other stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2013, no unregistered securities were sold.

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

URANIUM RESOURCES, INC.

Dated: October 28, 2013	By:	/s/ Christopher Jones
Christopher Jones
President and Chief Executive Officer

Dated: October 28, 2013	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Company, effective July 30, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013).
10.1

Uranium Supply Contract, effective July 11, 2013, between URI, Inc. and ITOCHU International Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2013).

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
101

The following financial information from the quarterly report on Form 10-Q of Uranium Resources, Inc. for the quarter ended September 30, 2013, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

E-1