Form 10-K/A
period 2012-12-31
URANIUM RESOURCES INC /DE/
filed 2013-12-17
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-33404

URANIUM RESOURCES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State of Incorporation)	75-2212772 (I.R.S. Employer Identification No.)

6950 S. Potomac Street, Suite 300 Centennial, Colorado (Address of principal executive offices)	80112 (Zip code)

(303) 531-0470

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K report are incorporated by reference to the Registrant’s Definitive Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders.

Explanatory Note

As previously disclosed in a Current Report on Form 8-K filed on November 19, 2013, Uranium Resources, Inc. (the “Company,” “URI,” “we,” “us” or “our”) historically capitalized development costs after confirmation of the existence of a commercially minable uranium deposit. After discussions with the Staff of the United States Securities and Exchange Commission (the “SEC”), URI management determined that the Company’s capitalization practices were not in conformance with the SEC’s Industry Guide 7, which allows capitalization of development costs only after proven or probable reserves have been declared.

This Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) amends and restates the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as originally filed with the SEC on March 18, 2013 (the “Original Form 10-K”). This Amendment amends and restates the Company’s consolidated financial statements and related disclosures as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012 (including restated financial information as of and for the interim periods contained therein) by reclassifying approximately $9.0 million of costs, approximately $3.9 million of which were recorded before 2010, from property, plant and equipment to mineral property expenses. The impact of the restatement is more fully described in Note 2 to the consolidated financial statements contained in this Amendment. As a result of the restatement, management has re-evaluated and amended its conclusions regarding the Company’s disclosure controls and procedures and internal control over financial reporting as contained in Item 9A of Part II.

In addition, URI management has also determined, consistent with Industry Guide 7, to disclose mineralized material in terms of tons and grade only in its filings with the SEC. Accordingly, the Company will no longer disclose pounds of mineralized uranium material contained in the ground, and this Amendment removes all such disclosure. The Company has also expanded its property disclosure in response to comments from the Staff of the SEC.

The following items of the Original Form 10-K have been modified or revised in this Form 10-K/A to reflect the restatement and other changes identified above:

•                  Part I, Item 1. “Business”;

•                  Part I, Item 2. “Properties”;

•                  Part II, Item 6. “Selected Financial Data”;

•                  Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•                  Part II, Item 8. “Financial Statements and Supplementary Data”;

•                  Part II, Item 9A. “Controls and Procedures”; and

•                  Part IV, Item 15. “Exhibits and Financial Statement Schedules”.

The Company’s principal executive officer and principal financial officer have also provided currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Amendment.

This Amendment sets forth the Original Form 10-K in its entirety, except as required to reflect the effects of the restatement and other changes identified above. Except for disclosures affected by the restatement and other changes, this Amendment speaks as of the original filing date of the Original Form 10-K and does not modify or update other disclosures in the Original Form 10-K, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Original Form 10-K.

This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing date of the Original Form 10-K, together with any amendments to those filings, including the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013, as filed with the SEC on December 17, 2013.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

i

ii

PART I

The “Company” or “Registrant” or “URI” is used in this annual report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This annual report contains “forward-looking statements.” These statements include, without limitation, statements relating to management’s expectations regarding the Company’s ability to remain solvent, capital requirements, mineralized materials, timing of receipt of mining permits, access rights, production capacity of mining operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company’s management for future operations and activities and other such matters. The words “believes,” “plans,” “intends,” “strategy,” “projects,” “targets,” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under Item 1A. “Risk Factors” beginning on page 9.

Certain terms used in this annual report and other industry terms are defined in the “Glossary of Certain Terms” appearing at the end of Part I hereto.

Item 1.  Business.

The Company

Uranium Resources, Inc. (URI) is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium mines in South Texas using the in-situ recovery mining process (ISR). URI has historically produced uranium by ISR methods in the state of Texas where the Company currently has ISR mining projects, including two licensed processing facilities. We also have 206,600 acres of mineral holdings in New Mexico and a NRC license to produce up to 3 million pounds per annum of uranium on certain of our New Mexico projects. The Company acquired these properties over the past 20 years along with an extensive information database of historic mining logs and analysis. None of URI’s properties are currently in production. As of March 1, 2013 we had 61 employees.

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

At the time the Merger Agreement was entered into, URI also entered into an investment agreement with Resource Capital Fund V L.P. (“RCF”) pursuant to which RCF provided $15 million in funding to URI through the purchase of 1,995,000 shares of URI’s common stock through two private placements.

In July 2012, the Company’s wholly-owned subsidiary Hydro Resources, Inc. completed an agreement with the Navajo Nation regarding temporary access for its Churchrock Section 8 property. The Temporary Access Agreement (“Agreement”) is intended by both parties to settle the alleged trespass issue. Access provided under the Agreement is for regulatory requirements to include on-site visits with the Nuclear Regulatory Commission, but does not allow for any construction activities or earth disturbances.

In October 2012, the Company received findings resulting from the Section 8 / Navajo-Gallup Groundwater Report and Conjunctive Use Evaluation for its Churchrock Section 8 (“Section 8”) uranium ISR project. The study results indicated that existing Gallup, Fort Wingate, Rehoboth and Navajo Nation water wells will not be impacted by Section 8 ISR activities, during mining operations or into the future. Moreover, the evaluation concluded that there is no discernible risk that ISR activities would adversely affect groundwater allocated for the Navajo-Gallup Water Supply Project.

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

Acquisition of Neutron Energy Inc. and Financing Agreement

In August 2012, we completed the acquisition of 100% of the equity capital (the “Transaction”) of Neutron Energy, Inc. (“Neutron”).

Neutron has significant uranium exploration and development assets located in the Grants Mineral Belt of New Mexico, including the Cebolleta and Juan Tafoya projects that cover 10,814 acres. The Cebolleta property contains 6.68 million tons of mineralized material at a grade of 0.176% U3O8 and 4.5 million tons of mineralized material at a grade of 0.09% U3O8, while the Juan Tafoya property contains 3.81 million tons of mineralized material at a grade of 0.149% U3O8 and 0.39 million tons of mineralized material at a grade of 0.112% U3O8. These properties are located on private lands and are planned to be mined using conventional techniques. Neutron also holds a suite of properties that neighbor certain URI properties west of Mt. Taylor, in the Ambrosia Lake region. These properties contain 3.2 million tons of mineralized material at a grade of 0.148% U3O8. Most of the mineralized material at the Ambrosia Lake projects is planned to be mined using conventional techniques, while there may be small isolated pockets which can be mined by ISR techniques. Neutron also has uranium assets in South Dakota and Wyoming.

As part of the Transaction, RCF purchased $20 million of the Company’s common stock to retire the majority of Neutron’s outstanding debt owed to RMB Australia Holdings Limited (“RMB”). The remainder of Neutron debt owed to RMB was converted into URI common stock, resulting in URI acquiring Neutron on a debt-free basis. RCF also provided $15 million in funding to URI through a private placement of $10 million at the time the merger agreement was signed and an additional $5 million after close of the merger.

The benefits of the merger to URI include that it positions the Company as one of the largest U.S. uranium development companies with total New Mexico land holdings for the combined company of over 206,600 acres. The transaction also added properties with resource development synergies on existing URI properties in the Ambrosia Lake region as well as a previously permitted, conventional mill site that provides URI with additional options for development of its conventional assets.

URI New Mexico Assets

URI holds a NRC source materials license to build and operate an ISR uranium processing facility on company-owned property in McKinley County, New Mexico. The license allows for ISR mining at the Churchrock and Crownpoint projects. The license allows for the production of up to 1 million pounds per year from Churchrock Section 8 until a successful demonstration of restoration is made; after which the quantity of production can be increased and mining on other properties covered by the license can begin. Total production under the license is limited to 3 million pounds U3O8 per year. The Company completed a technical report on its Churchrock Section 8 project which was subjected to a peer review by an independent engineering firm in order to validate the economic determinations and engineering plans. The feasibility study was completed by the engineering firm in 2012. The Company’s ability to begin plant construction and wellfield development in New Mexico is subject to the receipt of necessary approvals for access to the property (See Item 2. “Properties—New Mexico—Churchrock/Mancos”) and availability of financing. Plans are to initially transport uranium loaded resin to one of the Company’s South Texas processing facilities which is expected to reduce capital requirements and accelerate the process to get to production.

Exclusive of the Neutron properties acquired in the Transaction, the Company owns 183,000 acres of mineral holdings in New Mexico. A substantial amount of our acreage remains unexplored or currently has insufficient data to estimate in-place mineralized materials. These properties were acquired during the 1980s and 1990s along with a vast database of exploration logs and drill results that were developed by Conoco, Homestake Mining, Mobil Oil, Kerr-McGee, Phillips Petroleum, United Nuclear and Westinghouse Electric Corporation. Three of our properties were in various stages of being developed as conventional underground mines in the early 1980s with a total designed capacity to produce approximately 4.5 million pounds U3O8 per year. We also possess a 16.5% royalty interest on a partial section of the inactive Mount Taylor Mine owned by Rio Grande Resources, a division of General Atomics.

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

Key operational elements of URI’s plan for its Texas properties include (1) positioning the Company to return to sustainable production in Texas by continuing to evaluate potential brownfield and greenfield exploration opportunities, advancing phase III of the Los Finados/Tecolote exploration project and evaluating synergistic opportunities on existing resources held by other entities and (2) continuing to maintain restoration activities in South Texas in accordance with the Company’s existing agreements and regulatory requirements.

Non-Reserve Mineralized Material in New Mexico

The following table estimates non-reserve mineralized uranium material on our New Mexico properties as of December 31, 2012. The estimate for each New Mexico property is based on studies and geologic reports prepared by prior owners, along with studies and reports prepared by geologists engaged by the Company. With the exception of the Cibola property, the estimates presented below were reviewed and affirmed by Behre Dolbear & Company (USA), Inc., an independent private geologic consulting firm in their report dated February 26, 2008. Non-reserve mineralized material attributed to the Cibola property was reviewed and verified in a Technical Report prepared by Broad Oak Associates, dated January 14, 2011. Since the date of the reports, the Company has maintained its ownership position of these properties, the properties have not been subject to any production activities and the estimates remain unchanged.

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED

MATERIAL IN NEW MEXICO

Property	Tonnage Millions	Grade Percent
Mancos	5.2	0.11%
Churchrock	7.8	0.12%
Nose Rock	7.6	0.15%
Cibola	11.0	0.16%
West Largo	2.8	0.30%
Roca Honda	3.9	0.19%
Crownpoint	4.8	0.16%
Ambrosia Lake	3.2	0.14%

The Company believes the Mancos, Churchrock and Crownpoint properties will be amenable to ISR mining methods, the Cibola and Roca Honda properties to conventional mining and the Nose Rock, West Largo and Ambrosia Lake to ISR and/or conventional mining methods.

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

Proven Reserves in Texas

The following table summarizes our estimates of Proven Reserves for our Kingsville Dome and Rosita properties in South Texas. For each property, the estimated recovery factor is 65%, and the reserves are based on a price of $16.00 per pound of U3O8. These estimates have been produced by the Company’s professional engineering and geologic staff.

SUMMARY OF IN-PLACE RESERVES IN SOUTH TEXAS

Property	Tonnage Millions	Grade Percent	Proven Uranium Reserves Millions of Lbs. U3O8 at 12/31/2012
Kingsville Dome	0.035	0.071%	0.050
Rosita	0.133	0.080%	0.224
Rosita South(1)	0.129	0.077%	0.198
Rosita(1)	0.112	0.086%	0.192

Total			0.664

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

The Itochu and UG contracts contain provisions which exclude the Company’s requirement to deliver uranium produced from two specifically identified large ranch properties in South Texas. Uranium produced from the Company’s Los Finados project is one of the properties that is not subject to the conditions of these contracts.

Overview of the Uranium Industry

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association (“WNA”), as of February 2013, there were 435 nuclear power plants operable in the world with annual requirements of about 160 million pounds of uranium. In addition, the WNA lists 65 reactors under construction, 167 being planned and 317 being proposed.

Based on reports by Ux Consulting Company, LLC, (“Ux”), the preliminary estimate for worldwide production of uranium in 2012 is 148 million pounds. Ux reported that the gap between production and demand was filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium, or HEU, inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. These secondary supplies are currently meeting over 25% of worldwide demand but are depleting.

Spot market prices rose from $21.00 per pound in January 2005 to a high of $136.00 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion or unavailability of secondary supplies. The sharp price increase was driven in part by high levels of utility buying, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure on uranium prices since the third quarter of 2007. In 2012, the spot price of uranium reached a high of $52.50 per pound in January and dropped to a low of $40.75 per pound in November. The year end 2012 spot price was $43.50 per pound. As of February 25, 2013, the spot price was $42.00 per pound and the long-term contract price was $56.00 per pound.

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

See Item 2, “Properties” for the status of our radioactive material license for New Mexico and Texas.

Underground Injection Control (“UIC”) Permits.  The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This law is administered by the United States Environmental Protection Agency (the “USEPA”). However, to avoid the burden of dual federal and state regulation, the Safe Drinking Water Act allows for the UIC permits issued by states to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First, the state’s program must have been granted primacy. Second, the USEPA must have granted, upon request by the state, an aquifer exemption. The USEPA may delay or decline to process the state’s application if the USEPA questions the state’s jurisdiction over the mine site.

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

See Item 2, “Properties” and Item 3, “Legal Proceedings” for a description of the status of our UIC permits in Texas and New Mexico.

Mining Permits.  All uranium producing states have regulations governing the development, operation and closure of conventional mines, including Texas and New Mexico. In New Mexico, the Mining and Minerals Division of the Energy, Minerals and Natural Resources Department is responsible for issuing permits under the authority of the New Mexico Mining Act of 1978. Well established regulations specify what information is necessary to support mine permit applications and a well-defined application review process. The primary focus of the agency’s review is to ensure that the proposed mine will protect the environment surrounding the mine area, comply with relevant environmental standards, and be reclaimed to a self-sustaining ecosystem or other approved post-mine land use. Application reviews require consultation with other state agencies, public notice and public hearing opportunities. In addition to mine permits, a discharge permit must be obtained from the New Mexico Environment Department for mine facilities such as ore pads, waste rock piles and tailings impoundments.

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

The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has a combination of bank Letters of Credit (the “L/Cs”) and performance bonds issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). The L/Cs relate primarily to our operations at our Kingsville Dome and Vasquez projects and amounted to $5,873,000 and $5,858,000, at December 31, 2012 and 2011, respectively. The L/Cs are collateralized in their entirety by certificates of deposit.

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

The Company’s financial surety obligations are reviewed and revised periodically by the Texas regulators. In New Mexico, surety bonding will be required before commencement of mining and will be subject to annual review and revision by the United States Nuclear Regulatory Commission and the State of New Mexico or the USEPA.

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

Available Information

Our Internet website address is www.uraniumresources.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. You may also obtain a printed copy of the foregoing materials by sending a written request to: Uranium Resources, Inc., 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112, Attention: Information Request or by calling 303.531.0470. The information found on our Internet website is not part of this or any report filed or furnished to the SEC.

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

As a result of low uranium prices, we ceased production of uranium in 2009. While we have approximately 664,000 pounds of reserves at our South Texas properties, we are not planning to commence production at any of our South Texas properties until we are able to acquire additional reserves or mineralized material and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year. Our ability to begin plant construction and wellfield development in New Mexico is subject to the receipt of necessary approvals for access to the property, availability of financing and activation of our permits and licenses. Our ability to initiate construction and development is dependent on resolution of access issues relating to Churchrock Section 8 (see “—The Navajo Nation’s ban on uranium mining in what it considers to be Navajo Indian Country and its opposition to the transportation of radioactive substances over and across what it views as Navajo Nation lands may have a material adverse effect on our future operations” below). In addition, we expect that we will need to secure significant capital for the development of our Churchrock project in advance of beginning development activities on the project. We do not have a committed source of financing for the development of our Churchrock project. There can be no assurance that we will be able to obtain financing for this project or our other New Mexico projects. Our inability to develop the New Mexico properties would have a material adverse effect on our future operations.

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

We have deferred activities for exploration, delineation and development of new wellfields at all of our South Texas projects except for the Los Finados/Tecolote project. This decision limits our ability to be immediately ready to begin production should uranium prices improve suddenly. Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate URI’s or Neutron’s business at a level that will permit us to cover our fixed costs or to remain in operation.

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

In April 2012, the Nation’s Division of Natural Resources issued a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the “NOV”) against the Company’s subsidiary Hydro Resources, Inc. (“HRI”). The NOV assessed a $50 civil assessment for alleged trespass on Section 9, Township 16 North, Range 16 West, N.M.P.M. (“Section 9”), which is land held in trust by the United States for the benefit of the Nation (“Trust Lands”). The NOV stated that HRI’s Section 8 Churchrock property cannot be reached from New Mexico State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property. The NOV demanded that HRI cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI either (i) provided documentation of a validly existing right-of-way or easement; or (ii) obtained an appropriate right-of-way from the Nation. In July 2012, HRI and the Nation resolved the NOV by entering into a Temporary Access Agreement (the “Agreement”). Under the terms of the Agreement, HRI and its contractors may now access Section 8 through either Section 9 or 17 to support site visits by the Nuclear Regulatory Commission and to satisfy other administrative permitting and licensing requirements related to the Churchrock Project. The Agreement does not extend to construction-related or earth-disturbing activities. HRI has further agreed to remediate any radioactive contamination now existing on Sections 8 and 17 surface lands created by prior operators prior to commencing mining operations on Section 8. Under the terms and for the duration of this Agreement, HRI has agreed to the jurisdiction of the Navajo Nation with respect to the subject matter of the Agreement. HRI and the Nation are now actively engaged in settlement negotiations in order to determine effective compliance with the remediation requirement included in the Agreement, including applicable clean-up standards, enforcement, and waste disposal, and to address longer-term surface access to the entire licensed Project site consistent with applicable law. If further agreement with the Nation is not reached, our development plan could be materially adversely affected.

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

We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation, generally, is toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, mine reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delays to our intended activities.

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

Approximately 38.8% of URI’s common stock is controlled by two significant stockholders and management.

As of March 5, 2013, approximately 37.0% of URI’s common stock is controlled by two significant stockholders, including approximately 32.8% controlled by RCF and 4.2% controlled by RMB Australia Holdings Limited (“RMB”). In addition, as of March 5, 2013, our directors and officers are the beneficial owners of approximately 1.8% of our common stock. This includes, with respect to both groups, shares that may be purchased upon the exercise of outstanding options. Under a stockholders’ agreement between RCF and the Company, RCF is entitled to have two designees placed in nomination for a seat on the Company’s Board of Directors at the 2013 annual meeting, up from one designee at the 2012 annual meeting, and RCF has the right to participate in future equity offerings by the Company in proportion to its percentage ownership of the outstanding shares of the Company’s common stock. Such ownership by the Company’s principal stockholders, executive officers and directors, and the terms of the stockholders’ agreement with RCF, may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

The availability for sale of a large amount of shares may depress the market price of URI’s common stock.

As of March 5, 2013, approximately 19.8 million shares of our common stock were outstanding, all of which, except for the shares owned by RCF, RMB and Roth Capital Partners, LLC are freely transferable. As of March 5, 2013, approximately 0.4 million shares of our common stock were reserved for issuance upon the exercise of outstanding options and warrants. The availability for sale of a large amount of shares by any one or several stockholders may depress the market price of our common stock and impair our ability to raise additional capital through the public sale of our common stock. We have has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our common stock of the sale by them of their shares.

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

If we are not able to establish and maintain effective internal controls with respect to Neutron in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and may be subject to sanctions or investigation by, among others, the NASDAQ Capital Market. Any such action could harm our business or investors’ confidence in the Company, and could cause our stock price to fall.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

South Texas

We currently control three production properties and two exploration properties in the state of Texas. These properties are owned by the Company’s wholly owned subsidiary, URI, Inc. The Kingsville Dome, Rosita and Vasquez production properties and the Los Finados/Tecolote exploration property are shown in Figure No. 2.1 and are described below.

Figure No 2.1. Texas Properties Location Map

Woodsboro
Ranch Road 624
Fm 624
Fm 3162
Mathis
Fm 3089
Fm 188
Sinton
Rockport
Taft
Orange Grove
Odem
State Hwy 44
Us Hwy 59
Freer
Rosita Site
Gregory
Portland
Ingleside
Robstown
Corpus Christi
San Diego
Alice
State Hwy 339
Ranch Road 3196
Fm 665
County Hwy 24
Fm 43
State Hwy 16
Benavides
Ranch Road 1329
Fm 70
Bishop
Corpus Christi Metro.
Fm 2295
State Hwy 141
Kingsville
Vasquez Site
Ranch Road 716
Us Hwy 281
Fm 1118
Kingsville Dome Site
Fm 716
Premont
Fm 772
Fm 771
Hebbronville
State Hwy 285
Falfurrias
Ranch Road 1017
Los Finados Property
Us Hwy 77
Ranch Road 755
Fm 1017
Fm 681
State Hwy 186
Port Mansfield
Fm 490
Raymondville
Monte Alto
Faysville
Lyford
Rio Grande City
Sebastian
La Victoria
Alton
Elsa-Edcouch
Sullivan City
McAllen-Edinburg-Pharr-Mission
Santa Rosa
Harlingen-San Benito Metro. Ar
N
0 2.55 5 7.5 10
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

Permitting Status.  A radioactive material license and underground injection control permit have been issued. On September 26, 2012 we filed the requisite application for renewal of our underground injection control permit, and on December 12, 2012 we filed an amendment to the application that would provide for resumption of uranium recovery activities. As new areas are proposed for production, additional authorizations under the area permit are required.

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

Production History.  Initial production commenced in 1990. From then until July 1999, URI produced a total of 2.64 million pounds of U3O8. Production was stopped in July of 1999 because of depressed uranium prices. Production from a new wellfield in production area 3 at Rosita was begun in June 2008. However, technical difficulties that raised the cost of production coupled with a sharp drop in uranium prices led to the decision to shut-in this wellfield in October 2008 after 10,200 pounds of U3O8 were produced. We had no production from Rosita since 2008. Uranium mineralization at the Rosita property is hosted in the Goliad Formation, at depths of 125 to 350 feet.

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

The Vasquez project consists of two authorized production areas. Production area 1 consists of five wellfields. At the end of 2012 restoration was substantially complete at all five wellfields and will be completed in 2013. Production area 2 consists of two wellfields where restoration was completed in 2012. In 2013 we will sample and observe the restoration stability in the wellfields in production area 2. We project that all wellfields at our Vasquez site will be restored and placed into stability in 2013. Subject to regulatory approval groundwater restoration is projected to be completed in all wellfields at the Vasquez project in 2013. Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 565 million gallons of groundwater at the Vasquez Project.

Permitting Status.

A radioactive material license and an underground injection control permit have been issued for the Vasquez property. On July 10, 2012 we filed the requisite application for renewal of our underground injection control permit.

Figure No. 2.4. Vasquez Property

Los Finados and Tecolote Projects (Figure 2.5)

On December 30, 2010, we entered into a three year lease option agreement with a large Texas landowner for the exploration (in three phases) of 53,524 acres in Kenedy County, Texas known as the Los Finados Project. The agreement includes an option to lease the Los Finados Project acreage for future uranium production. Evaluation of the uranium mineralization under Phase I of the exploration program at the Los Finados Project was completed in November 2011 and Phase II was completed in December 2012. On December 31, 2012, we amended the agreement to extend the lease option for another two years (five years total) but relocated the exploratory interests to a separate tract of 22,711 net acres also in Kenedy County, Texas known as the Tecolote Project, which is north of the Los Finados Project. The parties agreed that all exploratory obligations associated with the Los Finados Project were complete. The option to lease the Los Finados acreage was terminated in favor of a new option to lease the Tecolote acreage for future uranium production. The uranium mining lease can be acquired at any time at a cost of $200 per acre. Royalties on uranium sales are determined by a sliding scale ranging from 10% to 20.5% based on the price received.

The Los Finados Project and Tecolote Project properties are located about 59 miles south-southwest of Corpus Christi, within the prolific South Texas uranium district which has been a major producer of uranium for half a century. Situated near uranium mining operations that produce from the Goliad Formation, the properties also host several oil and gas fields and are bisected by a major sandstone depositional channel system. The geologic, stratigraphic, and geochemical factors present in the Los Finados Project and Tecolote Project properties area are considered to be favorable features for localizing sandstone-hosted uranium deposits. Samples collected from a number of wells on the property contain levels of uranium or uranium decay products that indicate anomalously high concentrations of U3O8 in nearby rock.

The lease option agreement for the Los Finados Project included a $1.0 million fee paid at signing. It required a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment. Investment or drilling in excess of the minimum requirement in any year counted toward the following year’s requirements. Before the third year began the lease option agreement was amended and the exploratory program relocated to the Tecolote Project, which requires a minimum exploration obligation of one hundred exploration wells or $1.0 million in the first year (third year overall), an additional one hundred and fifty exploration wells or $1.5 million investment in the second year (fourth year overall), and in the final (fifth) year an additional two hundred exploration wells or $2.0 million investment. Investment or drilling in excess of the minimum requirement in any year continues to count toward the following year’s requirements.

In a separate letter agreement first executed in 2010 and amended in 2012, the parties established guidelines for securing a major partner for the exploration projects, which is a condition for exercise of the lease option. In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. (“CTI”), a subsidiary of Cameco Corporation (NYSE: CCJ) on the Los Finados project. The agreement with CTI also includes a three phase exploration program. We completed Phase I of the project in November, 2011 and Phase II of the project in December 2012. The Company and CTI committed to Phase III of the program in December 2012. Under this agreement, CTI will fund the majority of the exploration costs and can earn up to a 70% interest in the project in consideration for their investment. Upon execution of the exploration agreement, CTI paid the Company $300,000. At the conclusion of the exploration program, the parties may enter into an operating joint venture to develop and produce any discovered uranium resources and reserves. The uranium would be processed at URI’s Kingsville Dome or Rosita processing facility, with CTI’s share of production being processed under a toll processing agreement with URI.

The Company did not incur any costs in 2012 or 2011 due to CTI funding under the exploration agreement. Total expenditures for 2010 were $1,169,000, and were related to land acquisition and the purchase of depreciable equipment.

Figure No. 2.5. Los Finados Property

Mathis
Sinton
Rockport
Taft
Orange Grove
Odem
Portland
Gregory
Ingleside
Rosita Site
Freer
San Diego
Alice
Robstown
Corpus Christi
Corpus Christi Metro
Benavides
Bishop
Kingsville
Kingsville Dome Site
Vasquez Site
Premont
Hebbronville
Falfurrias
Tecolote Property
KENEDY COUNTY
Port Mansfield
Raymondville
Monte Alto
Faysville
Lyford
Rio Grande City
La Victoria
Sebastian
Alton
Santa Rosa
State Hwy 44
Us Hwy 59
Us Hwy 281
State Hwy 141
State Hwy 285
Fm 2295
Fm 1118
Fm 771
Fm 772
Fm 665
Fm 70
Ranch Road 716
Fm 716
Ranch Road 1017
Ranch Road 755
Ranch Road 756
Fm 1017
Fm 490
Fm 681
Us Hwy 77
State Hwy 186
State Hwy 339
Ranch Road 3196
Ranch Road 1329
Ranch Road 2295
Ranch Road 2050
State Hwy 16
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

The Grants mineral belt is an approximately 100 mile long northwesterly trending belt of sandstone-hosted uranium deposits that historically have been the largest producer of uranium in the United States. During the period of mining activity, between the early 1950’s and the mid-1980’s more than eighty underground and open pit mines were developed and operated. At various times during the productive life of the belt as many as six uranium processing mills were built and operated by The Anaconda Company, Homestake Mining Company, Kerr-McGee, Phillips Petroleum/UNC, Sohio Western and United Nuclear. Historically, the Grants mineral belt was the largest source of uranium in the United States.

To date we have expended approximately $13.8 million on permitting and associated activities and studies relating to permitting efforts on our New Mexico properties. Additional expenditures, at a level that we are not yet able to estimate, but could be material will be required in order to advance our various projects in this area. Future expenditures could be material, and will be incurred over a period of several years.

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

The Property.  The Churchrock project encompasses about 3,458 gross and net acres. The properties are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. See Item 3. “Legal Proceedings.”

The Churchrock Section 8 uranium deposit is about 10 miles northeast of Gallup, NM. It is located north of Highway 40 on NM Highway 566. The land is best described as an open, slightly sloping canyon surrounded to the north, east, and west by talus slopes grading to table land or mesa.

The Company’s access to Section 8 is expected to be by the proposed construction of a highway turnout from Highway 566. Due to our planned increases in construction and operational traffic, this turnout will provide safe access to the Project. This proposal requires approval of rights-of-way for the turnout by the Land Office, Navajo Nation and Department of the Interior. Construction of the turnout will begin after the appropriate approvals are obtained. If this approval is not obtained, the Company will explore alternative means of access. Access to the Mancos project is via 4-wheel drive ranch roads west of State Highway 566.

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

Mineralization occurs in the Westwater Canyon Member of the Morrison Formation at depths of 800 to 1700 feet.

The surface estate on Section 17, Mancos Section 13 and Mancos Section 7 is owned by the United States Government and held in trust for the Navajo Nation. On those sections we have royalty obligations ranging from 5% to 6 1/4% and a 2% overriding royalty obligation to the Navajo Nation for various historical surface use agreements. The total royalties on Section 8 depend on the sales price of uranium. Aggregate royalties are potentially as much as 33.00% at a uranium price of approximately $84.00 per pound.

Development Plan.  In December, 2012 an independent engineering and consulting firm completed a feasibility study on the potential development of the Section 8 mineralized area. We anticipate that Churchrock may well be the first of our New Mexico properties we will develop. We spent $2,771,000, $85,000 and $255,000 in 2012, 2011 and 2010, respectively, for permitting activities and land holding costs.

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

Figure No. 2.8. Churchrock / Mancos Property Mineral Ownership

Crownpoint (Figure 2.9 following)

General.  Our Crownpoint project is located at the village of Crownpoint, approximately 35 miles northeast of the town of Gallup and 95 miles northwest of the city of Albuquerque. Exploration programs carried out during the 1970’s by Mobil Oil, Conoco and Teton/UNC outlined several areas of uranium mineralization within and adjoining the town site. Mobil Oil conducted an in-situ recovery test on a portion of their properties, but did not develop a commercial scale ISR operation. Conoco, in partnership with Westinghouse, began development of a conventional underground mine on a part of their property holdings, but never completed the mine, and never produced any uranium from their properties. Both development programs were curtailed due to the collapse of the uranium market in the early 1980’s.

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

Mineralization is found in the Westwater Canyon Member of the Morrison Formation at a depth of from 2,100 to 2,300 feet. Three pilot shafts were commenced on the property in the early 1980’s but were never completed. Surface facilities dating from those activities including buildings and their associated electrical/water infrastructure are still in-place and are currently used as offices and storage facilities.

Development Plan.  We spent $284,000, $9,000 and $3,000 in 2012, 2011 and 2010, respectively, for permitting activities and land holding costs.

Water Rights.  The State Engineer approved our water rights application in 2004 and granted us sufficient water rights for ISR operations for the life of Crownpoint Section 24 mining. We have two additional pending applications for appropriations of water, which give us the first two “positions in line” on the hearings list for the San Juan Basin. These additional pending water rights applications may involve a claim of jurisdiction by the Navajo Nation.

Permitting Status.  We hold an NRC license to allow ISR and uranium processing activities at the Crownpoint site.

Figure No. 2.9. Crownpoint Property Mineral Ownership

Nose Rock (Figure 2.10 following)

General.  Our Nose Rock project is situated in west-central New Mexico, about 45 miles northeast of the town of Gallup and 94 miles northwest of the city of Albuquerque. It is the former site of an extensive underground uranium mine development program, carried out by the minerals department of Phillips Petroleum, who abandoned the project during the early 1980’s uranium price down-turn. The project is north of the generally accepted northern boundary of the Grants mineral belt.

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

History.  The uranium deposits at the Nose Rock project were discovered by geologists of the Phillips Petroleum Company in 1973 after a careful analysis of geologic characteristics of mineral discoveries along the western end of the Grants mineral belt. Prior to the discovery of the Nose Rock mineral system there were no uranium deposits known to exist in the general area. Phillips drilled more than 3,000 holes to define the mineralization prior to undertaking an extensive mine development program at Nose Rock. The development program included the construction of an extensive surface support facility, as well as developing three shafts, each with depths exceeding 3,200 feet below the surface. The project was abandoned in the early 1980’s, because of the uranium market downturn, and no commercial amounts of uranium were ever produced from the mine.

Mineralization.  The uranium deposits at the Nose Rock project are hosted within sandstone units of the Westwater Canyon Member of the Jurassic-age Morrison Formation. Much of the mineralization at Nose Rock appears to be concentrated in “C” or crescent-shaped rolls that are reminiscent of the “classical” roll fronts of the Wyoming Basins and South Texas uranium province, but the Nose Rock features are of a larger scale. The nature and origin of the mineralization at Nose Rock remains a matter of debate.

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

Properties:

The West Largo project lands are comprised of 75 unpatented lode mining claims that were staked in Sections 20 and 28, and four sections of fee mineral rights in Sections 17, 19, 21 and 29, all situated in Township 15 North, Range 10 West. Collectively the properties cover an area of approximately 3,840 acres. Our interest in these properties is 100 percent.

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

A production royalty of 2.5 percent of “ore value” is due to the Elkins Ranch for any production from Section 29.

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

Mineralization:

Uranium mineralization at the West Largo project is hosted in five sandstone units of the Westwater Canyon Member of the Jurassic-age Morrison Formation, which is the dominant host unit for uranium deposits throughout the Grants mineral belt. The mineralized units are present at depths generally ranging from 1,800 to more than 2,700 feet below the surface. The mineralization, which appears to have characteristics of “redistributed” deposits, is generally present along a north 70 west trend that extends for a distance of at least 4.25 miles, and attains a width of up to 500 feet.

Environmental and Permits:

We do not hold any permits for exploration or mining activities, and we have not undertaken any environmental or cultural resource surveys to support permit applications.

Figure 2.11. West Largo Property Mineral Ownership

Roca Honda (Figure 2.12 following)

General:

Our Roca Honda project is located near the village of San Mateo, in west-central New Mexico, approximately 17 miles north-northeast of the town of Grants and 63 miles northwest of Albuquerque. The project is located in an area that hosts several large-scale uranium deposits, including Rio Grande Resources’ Mt. Taylor mine and Strathmore Minerals/Roca Honda Resources’ undeveloped Roca Honda deposit.

Properties:

We own thirty-six unpatented lode mining claims situated in Section 8 (Roca Honda #’s 55-63, 82-90, 109-117, and 136-144), lease 31 unpatented claims (Gil 3-7, 9-11, 91, 92, and 122-142) in Section 11, and own fee mineral rights covering

Sections 13, 15 and 17 all in Township 13 North, Range 8 West. Collectively, our mineral rights holdings in the Roca Honda project area are approximately 3,085 acres.

The surface over the claims in Section 11 is Public Domain and is within the boundary of the Cibola National Forest, and the surface over the Section 8 claims is also Public Domain, but is under the jurisdiction of the US Bureau of Land Management. The surface over Section 12 is owned by Rio Grande Resources, and the surface of Sections 15 and 17 is owned by the Fernandez Company (Lee Ranch).

The Gil mining claims located in Section 11 are part of a lease agreement covering a larger land package with two individuals. Under the terms of the lease agreement we are obligated to make annual “advanced royalty” payments of $240,000 and pay a production royalty of 5% percent of “gross market value” for any minerals sold from the properties. The annual “advanced royalty” payments are recoverable from the future production royalties. The lease has an initial term of ten years and a secondary term of 65 years, as long as we continue to make annual payments.

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

History:

Uranium mineralization was discovered on the Lee Ranch (Section 13, Township 13 North, Range 8 West) by the Fernandez Joint Venture (Kerr Addison Mines, Noranda, and Amerada Hess Corporation) in the fall of 1968, and Ranchers Exploration discovered the Johnny M deposit in the same general region in 1969. These discoveries of uranium mineralization in the Roca Honda area represented a significant eastward expansion of the trend of mineralization from the Ambrosia Lake mining district. In the late 1970’s and early 1980’s, various operators drilled 620 exploration holes on the property, and in the late 1980’s, Kerr-McGee sank a shaft to a depth of 1,475 feet on Section 17 to develop the property, then known as the Lee mine. The shaft was stopped short of the ore zone and the mine closed down when uranium prices fell in 1983.

Initial exploration drilling was carried out on the Deep Rock target by the Anaconda Company (who drilled three holes). The target area was first explored in a comprehensive way by the minerals division of Continental Oil Company (Conoco) in the late 1970’s. Conoco drilled 14 holes (one hole was terminated prior to reaching the target horizon), and encountered uranium mineralization in Westwater Canyon sandstones, although they did not follow-up on this work due to a precipitous drop in the uranium price. During the 1980’s, Homestake Mining Company drilled one additional hole in the mineralized zone, and encountered similar mineralization to what had been intersected by Conoco in the same area. There has been no physical work on the Deep Rock target since the completion of the Homestake drilling program.

There has been no commercial uranium production from any of the properties that make up the Roca Honda project and there is no useable infrastructure anywhere on the properties.

URI has not conducted any physical work on the project.

Mineralization:

Mineralization occurs in the Westwater Canyon Member of the Jurassic-age Morrison Formation at depths ranging from 1,700 feet on Section 17 to over 3,300 feet in Section 13. Mineralization is hosted in various sandstone units within the Westwater Canyon. The mineralization in this part of the Grants mineral belt is generally associated organic carbon (humate) that localized concentrations of uranium into discrete mineralized bodies that are referred to as “trend” deposits. This “trend” type of mineralization is not amenable to in-situ recovery methods because of the chemical characteristics associated with the organic carbon.

There are several discrete bodies of uranium mineralization on our properties, on Sections 17, 15 and 13, as well as preliminary indications of mineralization from wide-spaced drilling in Section 11 (the Deep Rock target). The mineralized zones within the Westwater Canyon Member range in depth from about 1,500 feet on the west side of the project area (Section 17) to more than 3,000 feet on the east side (sections 11 and 13). Portions of the mineralization in Sections 15 and 11 are part of a broad zone of sandstone-hosted mineralization that is also present on Strathmore Minerals/Roca Honda Resources’ adjoining Roca Honda project.

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

Figure No. 2.12. Roca Honda Property Mineral Ownership

Figure 2.13. Deep Rock Target

R 8 W
T
13
N
182
91
92
122
123
124
125
126
3
4
5
6
129
130
131
132
133
134
11
7
135
136
137
138
139
9
10
11
140
141
142
0
400
800
SCALE IN FEET
Legend
Claim Boundary
Uranium Mineralized Area

Deep Rock Target

Ambrosia Lake Project

General.  The Ambrosia Lake project is generally situated within the Ambrosia Lake mining district, which was historically the largest and most significant uranium producing area in the United States. Within the lands that comprise our Ambrosia Lake project (which is situated in the Ambrosia Lake mining district), we have identified five principal target areas: Elizabeth, Mesa Redonda, West Endy, ISR/OSL targets, and West Ranch, as shown in Figure 2.14.

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

Properties.  The project is comprised of the (i) Endy Lease which is comprised of 167 unpatented lode mining claims and covers 3,382 acres in the eastern portion of the Ambrosia Lake Project; (ii) Bonner Lease which is comprised of 181 unpatented lode mining claims and one state of New Mexico general mining lease covering a further 4,132 acres; (iii) the Elizabeth Lease which is comprised of eight patented and one unpatented lode mining claims covering 179 acres; (iv) 292 unpatented lode mining claims for 5,442 acres in the West Ranch area that are owned directly by us; and (v) six sections, comprising approximately 3,840 acres of mineral rights that are also owned by us (surface rights are owned by other parties). The surface lands covering the patented and unpatented mining claims are managed by the U.S. Bureau of Land Management (“BLM”), the U.S. Forest Service (“USFS”) and one private land owner.

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

The Bonner Lease includes 181 unpatented lode mining claims and one state of New Mexico general mining lease, covering 4,132 acres of mineral rights in the Ambrosia Lake mining district in the state of New Mexico. Pursuant to the terms of the Bonner Lease an initial rental payment of $180,000 was made and 65,000 shares of Neutron’s common stock were issued to the owners. Subsequent rental payments have been made in accordance with the terms of the agreement, and all provisions of the lease are in good standing. We are obligated to make an advance royalty payment of $240,000 in 2013 and each year thereafter in order to keep the lease in force. In the event commercial production is achieved during the rental period, then all future rental payments received after commercial production begins will be credited as minimum advance royalty payments. The lease has a primary term of ten years but may be extended up to an additional 65 years provided that Neutron continue to make advance or production royalty payments. Neutron may terminate the lease at any time without future lease obligations. A 5% production royalty based on the gross market value of all minerals extracted is payable for any production from the Bonner Lease properties. The surface overlying the New Mexico general mining lease is owned by the State of New Mexico.

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

We hold in fee mineral rights on six non-contiguous sections in the main and southern parts of the Ambrosia Lake district. These mineral rights cover an area of approximately 3,840 acres. While we own the mineral rights to these lands the surface estates are held by ranching interests in the region. There are no work obligations or annual payments required to maintain our ownership in good standing, but we would be required to pay production royalties ranging from 2 to 2.5% for any mineral production from these lands.

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

History.  In the Ambrosia Lake area mineral exploration and development programs (including underground and small-scale open pit mining and milling) commenced in the early 1950’s and continued into the 1990’s. During that period of time nearly 190 million pounds of U3O8 were produced from sandstone and limestone-hosted mineralized areas in the district, and a significant amount of uranium mineralization remains in place in the district. During the period of operation of the Ambrosia Lake mining district, underground uranium mines were discovered, developed and operated by numerous companies, including Kerr McGee Nuclear, Homestake Mining Company, United Nuclear/UNC Resources, Phillips Petroleum, Ranchers Exploration, and others.

Lands that comprise our Ambrosia Lake Project have been explored by several firms (including Conoco, Homestake Mining, Kerr-McGee, Bokum Resources, Pathfinder Mines and United Nuclear Corporation) periodically since the mid 1950’s, and numerous exploration holes have been drilled on our properties. Much of the drilling and related data from several of these historical programs are currently in our possession.

We have previously carried out short drilling programs on properties within the Ambrosia Lake project, but we have not undertaken any physical work since 2011.

Elizabeth Target.

Considerable exploration drilling was carried out by several companies on the Elizabeth claims between the mid-1950’s and the early 1980’s. The adjoining Section 35 mineralized area was previously mined by Kerr McGee, the major historical operator in the Ambrosia Lake district, and the Ann Lee/Section 27 underground mines were formerly operated by Phillips Petroleum and United Nuclear/UNC Resources. A portion of the Elizabeth southwest uranium mineralized area was mined by Kerr McGee and United Nuclear. Various ‘historical’ operators of the Elizabeth claims have prepared mineral resource estimates for the two uranium mineralized areas situated on the claims.

Figure 2.15. Elizabeth Target

West Endy Target.

The West Endy target is comprised of two contiguous blocks of unpatented lode mining claims and one State of New Mexico general mining lease (site of the inactive Cliffside mine). At least 97 exploration holes have been drilled on the West Endy target by various companies, in particular Enerdyne Corporation, Homestake Mining Company and United Nuclear. Zones of uranium mineralization have been outlined by drilling on the target. The New Mexico general mining lease is the site of the now- inactive Cliffside underground mine that was discovered in 1956, and brought into production in 1960. The Cliffside mine was one of the last underground mines to operate in the district and was closed in 1985. Total production from the mine has been reported to be over 6 million pounds of U3O8 at an average grade of 0.41% U3O8. Data in URI’s possession, as well as the results from Neutron’s confirmation drilling program, demonstrate that the West Endy uranium mineralized area extends onto the northeast portion of the New Mexico general mining lease.

Figure 2.16. West Endy Target

Mesa Redonda Target.

The Mesa Redonda target is on the western edge of the Ambrosia Lake mining district. Detailed exploration drilling was carried out in the Mesa Redonda area by Pathfinder Mines, Devilliers Nuclear, Homestake Mining/UNC Resources and private interests in the 1970’s and early 1980’s. This work resulted in the discovery of uranium mineralization on the properties leased by us.

West Ranch Target.

The West Ranch target, which is on the western part of the Ambrosia Lake mining district, is comprised of 223 lode mining claims. In the vicinity of these claims are several small-scale uranium mines that are reported to have operated in the 1950’s and 1960’s. Additionally there is considerable evidence of exploration conducted by Energy Fuels Nuclear, Phillips Petroleum and United Nuclear during the 1970’s.

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

Mineralization.  In accordance with SEC guidance on non-reserve mineralized material, we show the estimate of in-place non-reserve mineralized uranium material for our Ambrosia Lake Project in the following table. The estimate of non-reserve mineralized material for each of the mineralized areas listed below was obtained from the Technical Report on the Uranium Resources at The Ambrosia Lake Project, McKinley County, New Mexico, USA. The technical report is dated January 18, 2011 and was completed by Broad Oak Associates, an independent engineering firm.

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

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED

MATERIAL IN THE AMBROSIA LAKE PROJECT

Mineralized Area	Tonnage Millions	Grade Percent
Elizabeth	1.1	0.19%
Mesa Redonda	0.7	0.16%
West Endy	1.4	0.11%
Total	3.2	0.15%

Environmental and Permits.  We currently hold one active “minimal impact” drilling permit within the Ambrosia Lake project area. No drilling has occurred under this permit to date. Neutron also formerly held a “minimal impact” exploration permit for holes on the Cliffside mine State lease. Neutron carried out a drilling program in 2007 under this permit then plugged, abandoned and reclaimed the holes in compliance with the drill permit and applicable State regulations. This work has been inspected and found to be in full compliance with the applicable regulations.

In November 2008, we received an exploration permit (MK013EM) from the New Mexico Mining and Minerals Division on Section 13, Township 13 North, Range 9 West. The permit allowed us to drill up to ten holes for the purpose of extracting core samples. The drilling was completed in September 2010. Sections 13 is owned by us in fee.

Figure No. 2.17. West Ambrosia area

Figure 2.18. T13N R9W Area

Cibola Project

General.  The Cibola Project is located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque. We control various leases covering approximately 10,814 acres of privately owned surface and mineral rights, in two separate, non-contiguous blocks (Cebolleta and Juan Tafoya) that are separated by a distance of approximately 10 miles, owned by the Cebolleta Land Grant, the Juan Tafoya Land Company (“JTLC”) and various private property owners. The two non-contiguous blocks are the Juan Tafoya property (which is the northern block) and the Cebolleta property (southern block).

Properties.

Cebolleta Property

In March 2007, Neutron Energy (then operating as Cibola Resources LLC, or “Cibola”, which is now owned by URI) entered into the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the Cebolleta Land Grant), a privately held land grant, to lease the Cebolleta Property, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta Property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant; and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides Cibola with the right to explore for, mine, and process uranium deposits present on the Cebolleta Property. In February 2012, Cibola entered into an Amendment of its Mining Lease Agreement amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the amendment, the date by which Neutron must complete a feasibility study was extended from April 2013 to April 2015. In addition, the date may be further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deduction to the recoverable reserve payment.

This property was developed and uranium was produced from the project area during the 1960’s, through to the early 1980’s. All infrastructure and equipment related to this past production phase have been removed from the property and it no longer has any significant plant or equipment, including subsurface improvements and equipment. Two high voltage electrical transmission lines cross the region several miles north of the Cebolleta Property, and electrical lines have been constructed to the site of the former Sohio L-Bar uranium mine.

Figure 2.19. Cebolleta Property

Juan Tafoya Property

In October 2006, Neutron Energy, Inc. (now a subsidiary of URI) entered into the Juan Tafoya Lease with the JTLC in which JTLC leased the Juan Tafoya Property to Neutron. The leased lands consist of 4,097 acres of fee (deeded) surface and mineral rights owned by the JTLC. The Lease has a term of ten years, and it can be extended on a year-to-year basis thereafter so long as we are conducting operations on the Juan Tafoya Property. Additionally, the Lease required: (i) an initial payment to JTLC of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the then current price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or heirs of the Juan Tafoya Land Grant; (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya Property; and (vii) funding of a scholarship program for the shareholders of the JTLC or heirs of the Juan Tafoya Land Grant. We are obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the Juan Tafoya Lease at any time, unless (a) the market value of uranium drops below

$25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya Property, or (c) the deposit is deemed uneconomical by an independent engineering firm.

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

Figure 2.20. Juan Tafoya Property

Accessibility.  The Cebolleta Project and the Juan Tafoya Project are located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque, and from 10 to 25 miles northeast of the town of Laguna. Access to the project area from Albuquerque is over a paved Interstate highway (I-40) to the town of Laguna (a distance of approximately 45 miles) and a paved two-lane highway (for a distance of 15 miles) to the village of Seboyeta and a further 3 (Cebolleta) to 16 miles (Juan Tafoya) over a well-maintained graded county-owned gravel road. Several private roads of varying quality cross the project lands and provide access to nearly all parts of the project area. Vehicle access to most parts of the project area is good, except for short periods following rain or snow storms. Rail service is available from the BNSF Railroad at Grants and Milan, and regularly scheduled commercial air service is available in Albuquerque.

History.  The Cebolleta Project and the Juan Tafoya Project areas have been of considerable interest to the U.S. uranium industry since the original discovery of the Jackpile uranium mineralized area (located immediately southwest of the southern boundary of the Cebolleta Project) in late 1951. Exploration was carried out by the Anaconda Copper Company during the 1950’s on a portion of the Cebolleta Project area. The following companies have conducted exploration or mining on the Cebolleta Project: Climax Uranium Company, United Nuclear Corporation, Reserve Oil and Minerals, and Sohio Western (then a subsidiary of Standard Oil Company). Exploration and pre-development activities were carried out on and adjacent to the Juan Tafoya Project by: Rodney Devilliers (Devilliers Nuclear), Kerr-McGee, Nuclear Dynamics, Bokum Resources Corporation and Exxon Minerals Corporation, but no mining operations were ever undertaken on the Juan Tafoya properties.

Mineralization.  Uranium mineralization at the Cebolleta Project and the Juan Tafoya Project are hosted in two distinct units of the Jurassic-age Morrison Formation. The host for mineralization on the Cebolleta property, which is the southern-most of the properties, is the Jackpile sandstone, a somewhat isolated sandstone unit that is near the top of the Morrison Formation. This unit is exclusive to the eastern-most segment of the Grants mineral belt, and was deposited in a braided stream environment. It was the host for the very large Jackpile-Paguate uranium deposit, which adjoins the southern-most boundary of the Cebolleta property. Mineralization in the Jackpile sandstone is generally tabular in form, with individual lenses erratically distributed throughout the favorable sandstones. In the Cebolleta area the mineralization has a slight affinity for some minor occurrences of carbon, but there is little in the way of significant organic material in mineralized exposures. These mineralized zones are generally above the water table and are not amenable to in-situ recovery methods. Depths to the mineralized horizons range from as shallow as 300 feet in the southern part of the property to 700 to 800 feet in the northern part of the Cebolleta area.

The uranium mineralization in the Juan Tafoya area is hosted within sandstones of the Westwater Canyon Member, which comprises approximately the lower half of the Morrison Formation. Mineralization in the Juan Tafoya area occurs as a series of lenses that are progressively deeper to the east. These lenses appear to have shapes that are reminiscent of “trend-type” deposits elsewhere in the Grants mineral belt, and are thought not to be amenable to ISR mining methods. The mineralized zones at Juan Tafoya are below the water table, at depths of approximately 2,100 feet from the surface. In accordance with SEC guidance on non-reserve mineralized material, we show the estimate of in-place non-reserve mineralized uranium material for the Cebolleta Project and the Juan Tafoya Project in the following table. The estimate of mineralized material for each of the mineralized areas listed below was obtained from the Technical Report on the Uranium Resources at The Cibola Project, Cibola, McKinley and Sandoval Counties, New Mexico, USA. The technical report is dated January 14, 2011 and was completed by Broad Oak Associates, an independent engineer. The Cebolleta property includes five distinct mineralized areas: Areas I, II, III, IV, and V (see Figure 2.19) and the Juan Tafoya Property hosts the Marquez and the Southeast mineralized areas as shown in Figure 2.20.

The following in-place non-reserve mineralized material has been modeled and calculated utilizing the digital data base of the verified historical data discussed above and reported in the technical report.

SUMMARY OF IN-PLACE NON-RESERVE MINERALIZED MATERIAL
IN THE CEBOLETTA PROJECT AND JUAN TAFOYA PROJECT

Mineralized Area	Short Tons (Millions)	Grade (Percent U3O8)
Marquez	3.5	0.15%
Southeast	0.7	0.14%
Area I	1.4	0.16%
Area II	3.1	0.18%
Area III	1.5	0.17%
Area IV	0.1	0.07%
Area V	0.7	0.21%
Total	11.0	0.16%

Environmental and Permits:

We have completed numerous meteorological, archaeological, biological, and radiological surveys of the Juan Tafoya and Cebolleta target areas, in part to support applications for drilling permits, and for additional permits required for mining.

We have also completed extensive environmental evaluations required to support license applications for a proposed mill and tailings storage area at the Juan Tafoya property. Several other baseline environmental studies are planned to provide all additional data needed for the source material license application for a mill and its proposed tailings storage sites. A Sampling and Analysis Plan was submitted to the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department (“MMD”) in March, 2012 as the first step in the permitting a mine at Cebolleta. The plan has been reviewed by the MMD and other state agencies that have provided comments on the merits of the plan.

We hold two “regular exploration permits”, issued by the New Mexico Mining and Minerals Division, covering major portions of the Cebolleta and Juan Tafoya properties.

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

Powertech Uranium Corp Transaction

We hold a 30% net proceeds interest from future uranium production from certain unpatented lode mining claims, fee leases and State leases (all formerly held by Neutron) currently controlled by Powertech Uranium (USA) (“Powertech”) in the Dewey-Burdock area, which is located approximately six miles northwest of our current Edgemont Project property holdings in South Dakota. Neutron transferred property interests in the Dewey-Burdock area to Powertech for which Neutron received (i) a 30% net proceeds interest of future uranium production and sales from Neutron’s former lands, (ii) 327 acres of mining claims and State leases along with associated historical drilling data, (iii) 4,117 acres of mining claims in the Ambrosia Lake mining district in New Mexico, and (iv) 1,709 acres of mining claims and leases in the Shirley Basin area of Wyoming. Powertech has filed permit applications with the NRC and USEPA and submitted a Plan of Operation to the BLM for its Dewey-Burdock uranium ISR project.

Neutron’s former acreage that is subject to the 30% net proceeds interest payable to us consists of approximately 1,620 acres of claims and leases within Powertech’s proposed Dewey-Burdock permit area and an additional 4,667 acres of prospective claims and leases within their project permit area.

Edgemont Project

General.  We control a significant land position in the Edgemont mining district of southwestern South Dakota. Uranium and vanadium mineralization in the Edgemont Project area occurs as sandstone-hosted small, tabular mineralized “pods” and substantial and wide-spread roll-front systems in the Fall River and Lakota Formations. Our land holdings in the district, which include more than 19,062 acres of mineral rights, cover several zones of historically-identified and undeveloped non-reserve mineralized material discovered by previous owners and operators of the properties. While there has been historic uranium mining from the project area, there are no facilities or equipment remaining on the property, including subsurface improvements and equipment. We have not carried out any drilling on the properties, and our activities have been limited to land acquisition, geological reconnaissance, mapping, geological studies of historical data and geophysical/radiometric surveys.

Property.  The Edgemont Project is located on the southwest flank of the Black Hills, about 55 miles southwest of Rapid City, South Dakota and 8 miles north-northwest of the city of Edgemont. We hold 11 State of South Dakota mineral leases, totaling 3,875 acres. These parcels were acquired through various competitive lease auctions in 2005, 2006, 2007, and 2008. The leases require annual rental payments to maintain the properties, and a 2% “gross returns” royalty (which has provisions for the deduction of mineral processing and transportation costs) on production from the leases. The State leases provide for up to a 15 year term with escalating annual payments that range from the current $2.00 per acre to $50.00 per acre in year 15.

We also hold 416 unpatented lode mining claims, covering an area of approximately 7,087 acres in the project area. Certain of our mining claims in the project area are situated on deeded (fee) surface over federal-managed minerals. We have acquired access to these “split estate” lands for exploration and production purposes by negotiating Surface Use and Disturbance Agreements (SUDA’s) with the surface owners of the properties. The SUDA agreements have provisions for the payment of a 2% net proceeds royalty to the surface owners for any production from the claims that underlie the private surface. All of the mining claims were staked by Neutron Energy and filed with the US Bureau of Land Management State office in Billings, Montana. The claims are subject to an annual maintenance payment of $140 per claim, and there are no other payments or work obligations required to keep them in “good standing”.

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

History.  Uranium mineralization was first discovered at Craven Canyon, about eight miles north of the town of Edgemont, in 1951. During the 1950’s, 1960’s, and 1970’s numerous small to medium scale uranium mineralized areas were mined by open pit and underground methods near Edgemont, and farther northwest in the Dewey-Burdock area.

Ore from these modest mining operations in the Black Hills was initially shipped to the Union Carbide mill at Rifle, Colorado, and later to a U.S. Atomic Energy Commission ore-buying station located at Edgemont. Susquehanna-Western, Inc. constructed a mill to recover uranium and vanadium in 1956 and it operated through 1968. The mill has since been decommissioned and dismantled, and the mill site is managed by the Department of Energy. In the mid-to late-1970s and early 1980’s, the Tennessee Valley Authority (TVA) carried out a comprehensive exploration drilling program down-dip (west and southwest) from mines, prospects, and surface exposures of uranium. Prior companies working in the Edgemont District include: Federal Resources, Homestake Mining Company, Susquehanna-Western, Union Carbide, and Wyoming Minerals. Powertech is currently active in the northern part of the Edgemont mining district, where they have undertaken some drilling, hydrological testing and other work related to their Dewey-Burdock uranium deposit. They have applied for various permits which would allow them to develop an in-situ recovery (ISR) uranium mine on their lands.

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

Wyoming

Copper Mountain Project

Property.  We hold approximately 3,599 net acres of mineral rights, through three fee (deeded) mineral leases in the Copper Mountain area of central Wyoming.

The fee (deeded) mineral leases have an initial and secondary terms of five years each, with the initial term commencing in 2005. Rental payments for the initial term of the leases were $5,000 per year, and the lease payments during the second term are $10,000 per year. Mineral production from the fee leases is subject to a royalty of 2.5% of gross sales if the sales price of uranium concentrates is $49.99 per pound or less, and 4.00% if the uranium sales price is $50.00 or more.

Figure 2.22. Copper Mountain Project Map

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

History.  The Copper Mountain district hosts five significant low-grade uranium mineralized areas. The Copper Mountain area has had a long history of exploration, prospecting, and minor mineral production, beginning in the late 1800’s. This initial phase of prospecting activity was focused upon copper, gold and silver prospects. Uranium mineralization was first discovered in the Copper Mountain area in 1953 by a local rancher-prospector, at a locality that was later to become the Arrowhead Mine.

Additional work was conducted in the area by Kerr McGee, which discovered mineralization in the district in 1953 and in 1955 by the U. S. Atomic Energy Commission. Uranium mining commenced at the Arrowhead Mine of Susquehanna Western in March, 1955, and ore was shipped to Susquehanna’s mill near Riverton, Wyoming periodically until 1971, when the mine was closed. Utah Construction and Mining discovered the Fuller mineralized area in the late 1950’s, and in 1965 Kerr McGee discovered the Knob mineralized area. Other companies that carried out uranium exploration programs in the Copper Mountain area include the Anaconda Copper Company, Nuclear Dynamics, Teton Exploration, Urania Exploration, and Western Nuclear. The most comprehensive exploration program in the Copper Mountain Project area was undertaken by Rocky Mountain Energy Company, previously known as Union Pacific Mining.

Geology and Mineralization.  Uranium mineralization at the Copper Mountain Project occurs in two distinct geologic environments: fracture-controlled uranium mineralization, and as disseminated mineralization hosted in highly fractured and oxidized granite. Within distinct concentrated bodies of uranium mineralization, such as the North Canning deposit, the uranium minerals coffinite and “sooty” pitchblende occur as “paint” along open fracture faces and as fracture fillings within the granite host rocks.

Work Completed on Properties in 2012

Expenditures for Properties in 2012.  The table below summarizes expenditures by property during 2012:

	Statement of Operations (1)			Balance Sheet
Property	Impairment	Mineral Property Expenses	Operating Expenses	Property, Plant & Equipment	Restoration Liability (3)	Total Expenditures
NEI - VBPP (2)	$—	$—	$—	$20,273,844	$—	$20,273,844
Churchrock	—	2,770,833	—	—	—	2,770,833
Kingsville	919,414	—	2,293,392	646,832	1,127,120	4,986,758
Vasquez	679,088	—	29,222	—	640,169	1,348,479
Juan Tafoya	—	565,244	—	—	—	565,244
Rosita	138,857	—	242,213	—	—	381,070
Crownpoint	—	183,625	—	100,000	—	283,625
Cebolleta	—	145,323	—	—	—	145,323
Marshall	—	48,836	—	—	—	48,836
Santa Fe	—	13,485	—	—	—	13,485
Cadena (S. Rosita)	—	—	—	9,447	—	9,447
Edgemont	—	7,233	—	—	—	7,233
Kenedy Ranch	—	—	—	5,950	—	5,950
Copper Mountain	—	1,901	—	—	—	1,901
Other	—	492,858	—	—	—	492,858
	$1,737,359	$4,229,338	$2,564,827	$21,036,073	$1,767,289	$31,334,886

(1)                                 See Item 7 - Management Discussion and Analysis below for discussion of 2012 mineral property costs charged to the Statement of Operations.

(2)                                 Value beyond proven and probable reserves (VBPP) resulting from the purchase price allocation to uranium properties from the Company’s acquisition of Neutron Energy, Inc. in August 2012.

(3)                                 For description of 2012 restoration activities for Kingsville and Vasquez, see discussion at Item 2 — Properties above.

Infrastructure

The Company’s carrying value of property, plant and equipment at December 31, 2012 by location is as follows:

Net Property, Plant & Equipment at 12/31/2012	So. Texas	New Mexico	Neutron Energy Acquistion Cost	Total
Uranium plant	$9,532,000	$—	$—	$9,532,000
Permits and licenses	174,000	—	—	174,000
Mineral rights	598,000	—	20,274,000	20,872,000
Evaluation and delineation	2,022,000	—	—	2,022,000
Vehicles, depreciable equipment, and other	1,479,000	414,000	—	1,893,000
Other uranium properties	247,000	—	—	247,000
Total	$14,052,000	$414,000	$20,274,000	$34,740,000

As noted in the table above, the Company’s most significant uranium property infrastructure is located in South Texas. The Company’s two licensed processing facilities are located at the Kingsville Dome property and at the Rosita property. The Kingsville Dome facility is currently capable of processing 800,000 pounds of U3O8 annually, expandable to 1.6 million pounds. The Kingsville Dome plant has a carrying value of $2.9 million. The Rosita facility is also currently capable of processing 800,000 pounds of U3O8 annually, and is also expandable to 1.6 million pounds. The Rosita plant is a newer facility and has a carrying value of $4.1 million. Each of these plants has been idle since 2009 and each will require approximately $0.8-$1.0 million of capital expenditures to return them to current productive capacity. The Company also has portable satellite ion exchange equipment at Kingsville Dome and Rosita with carrying values at December 31, 2012 of $1.7 million and $0.8 million, respectively.

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

See Item 3, “Legal Proceedings” for a description of the status of the Navajo EPA letter and UNC/GE Demand for Indemnity in New Mexico.

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

ENDAUM Litigation

In 2011, Eastern Navajo Dine Against Uranium Mining (“ENDAUM”) and its individual members, Larry King and Christine Smith, Plaintiffs brought suit against David Martin, Secretary of the Environment and the New Mexico Environment Department (“NMED”) in the First Judicial District Court, County of Santa Fe, State of New Mexico (Case No. D-101-CV-2011-02270), and the Company’s subsidiary Hydro Resources, Inc. (“HRI”) intervened in support of NMED and to challenge ENDAUM’ standing. Plaintiff’s Complaint for Declaratory Judgment and Injunctive Relief claimed that NMED misinterpreted the regulations governing ground water discharge permits issued pursuant to the New Mexico Water Quality Act and that NMED had no authority under the Water Quality Act to accept HRI’s DP-558 discharge permit application as a permit renewal. ENDAUM further claimed that HRI’s existing DP-558 is no longer valid and is not in timely renewal contrary to the position taken by NMED. A hearing on ENDAUM’s motion for summary judgment was held on March 8, 2012. The Court ruled that the summary judgment motion was not ripe for review at this time because no construction or activity had taken place on Section 8, but that the plaintiffs have standing to bring this action. On September 6, 2012, the District Court dismissed ENDAUM’s Complaint on the grounds that the allegations in the Complaint were not ripe. ENDAUM appealed the District Court’s decision to the New Mexico Court of Appeals. The Court of Appeals has upheld the District Court’s decision and dismissed the ENDAUM appeal. On February 26, 2013, the Court of Appeals issued a mandate to the District Court stating its decision was final and instructing the District Court to dismiss the case.

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

On December 13, 2012, the Court entered judgment consistent in the salient points with oral ruling recited above. Specifically, the Company is permitted to continue mining in the Kingsville Dome but must continue to restore Well I-11A to its previous use. The Court also ruled that the Company breached the 2004 Settlement Agreement when it tried to rely on 1987 data (in addition to original 1985 data) drawn from Well I-11 to establish clean-up standards applicable under the 2004 Settlement Agreement for the well, and the Court awarded nominal damages in the amount of $20.00. With regard to the issue of attorney’s fees, the Court set forth a timeline during which each party is to present briefs in support of requests for attorney’s fees, objections to briefs, and counter briefs and counter objections. Both the Company and Kleberg County have submitted claims for attorney’s fees, including affidavits and exhibits in support of the claims, and each has filed its initial objections to the other’s claim for attorney’s fees. On or before April 30, 2013, both parties will have submitted all affirmative claims for attorney’s fees and objections to the claims of the opposing party. The Court will then either request live testimony or will make a decision based on submissions of documents and pleadings. In any case, the Court will rule on attorney’s fees, the sole remaining issue in the case on the merits, sometime after April 30, 2013.

If the Court does not enter an order for at least partial attorney’s fees for Kleberg County and does not reverse its ruling with regard to the resumption of mining at Kingsville Dome, the Company expects that Kleberg County will appeal the Court’s judgment. If the County decides to appeal, the Company believes it also has appealable issues to present. The only monetary exposure to URI at this time would result from the Judge reversing herself on the issue of attorney’s fees; that is, granting an award of fees to Kleberg County (without awarding an offsetting amount of fees to the Company). If the Court awards fees to Kleberg County, then the Company may appeal the award or pay the award. Negotiations may continue throughout this process.

Navajo EPA letter and UNC/GE Demand for Indemnity

By letter dated January 23, 2008, the Navajo Nation Environmental Protection Agency (“NNEPA”) sent a document dated September 2007 titled “Radiological Scoping Survey Summary Report for the Old Churchrock Mine Site” (“Survey Report”) to our subsidiary, Hydro Resources, Inc. (“HRI”) and United Nuclear Corporation and General Electric (“UNC/GE”). The Survey Report was reportedly prepared in response to a claim by NNEPA against HRI and UNC/GE for potential liability for uranium contaminated materials present on HRI’s Churchrock Mine Site. NNEPA requested HRI and UNC/GE to undertake a “comprehensive and detailed characterization” of HRI’s Churchrock Mine Site and adjacent lease areas, as recommended in the Survey Report.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS

Claim	A claim is a tract of land up to 20 acres in size, of which the right to mine is held under the federal General Mining Law of 1872 and applicable local laws.
Concentrates	A product from a uranium mining and milling facility, which is commonly referred to as uranium concentrate or U3O8.
Conversion	A process whereby uranium concentrates are converted into forms suitable for use as fuel in commercial nuclear reactors.
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Capital Market.

The following table sets forth the high and low sales prices for our common stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2012	$5.17	$3.00
September 30, 2012	8.50	3.91
June 30, 2012	9.40	6.00
March 31, 2012	12.10	7.30
December 31, 2011	14.70	5.20
September 30, 2011	18.10	6.70
June 30, 2011	22.23	13.80
March 31, 2011	35.90	13.70

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

Unregistered Sales of Equity Securities

On December 18, 2012, the Company issued 42,900 shares of common stock to Resource Capital Fund V L.P. (“RCF”) in satisfaction of a $160,000 establishment fee due under the terms of the Bridge Loan Agreement, dated December 17, 2012, among the Company, the guarantors named therein and RCF. The number of shares paid was determined based upon the volume weighted average price of the Company’s common stock for the 20 trading days ending November 29, 2012, which was equal to $3.731 per share. The issuance of such shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. There were no underwriting discounts or commissions paid in connection with such issuances.

Issuer Purchases of Equity Securities

None

Item 6.  Selected Financial Data.

The following tables provide selected financial and operating data for each of the fiscal years in the five-year period ended December 31, 2012. The selected financial data reflects the impact of the restatement described in the Explanatory Note and Note 2 of the consolidated financial statements included elsewhere in this annual report. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	(000’s except per share and pound amounts)
	(Restated)
	2012	2011	2010	2009	2008
CONSOLIDATED OPERATING DATA
Uranium sales	$—	$—	$—	$4,673	$18,551

Cost of sales-operations
Operating and mineral property expenses	7,276	1,253	2,758	4,823	19,028
Impairment of uranium properties	1,737	1,460	961	2,951	15,993
Total cost of uranium sales	9,013	2,713	3,719	7,774	35,021
Loss from operations before corporate expenses	(9,013)	(2,713)	(3,719)	(3,101)	(16,470)
Corporate expenses	10,560	8,529	8,430	6,767	11,553
Loss from operations	(19,573)	(11,242)	(12,149)	(9,868)	(28,023)
Other income, net	212	176	345	112	487
Net loss	$(19,361)	$(11,066)	$(11,804)	$(9,756)	$(27,536)
Net loss per common share:
Basic and diluted net loss per common share	$(1.58)	$(1.18)	$(1.63)	$(1.73)	$(5.05)
Average weighted shares outstanding	12,237	9,348	7,231	5,640	5,457

CONSOLIDATED CASH FLOW & OTHER DATA
Cash provided by (used in) operations	$(18,601)	$(10,267)	$(8,809)	$(5,290)	$15
Capital expenditures and investing activities	(4,794)	(2,498)	(917)	(563)	(9,989)
Financing activities	25,169	269	19,020	(96)	12,731
Net increase (decrease) in cash & equivalents	$1,774	$(12,496)	$9,294	$(5,949)	$2,757
Pounds of uranium produced	—	—	—	59	301
Pounds of uranium delivered	—	—	—	95	286
Average sales price per pound	$—	$—	$—	$49.08	$64.99
Average cost of produced pounds sold	$—	$—	$—	$39.73	$48.60
Royalties/commissions per pound sold	$—	$—	$—	$4.87	$5.99

CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents	$4,665	$2,890	$15,386	$6,092	$12,042
Working capital (deficit)	(3,757)	(302)	10,601	3,276	9,494
Net property, plant and equipment	34,740	13,608	14,241	15,022	18,547
Total assets	49,604	26,167	37,190	28,089	38,993
Total debt	5,580	569	653	770	928
Total liabilities	13,435	7,994	9,885	9,151	11,617
Total shareholders’ equity	$36,169	$18,173	$27,305	$18,939	$27,376

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

Restatement and Revision of Previously Reported Consolidated Financial Information

This Item 7 has been amended and restated to give effect to the restatement of our consolidated financial statements and related disclosures as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012. The Company historically capitalized development costs after confirmation of the existence of a commercially minable uranium deposit. After discussions with the Staff of the SEC, URI management determined that the Company’s capitalization practices were not in conformance with the SEC’s Industry Guide 7, which allows capitalization of development costs only after proven or probable reserves have been declared. This Amendment amends and restates the Company’s consolidated financial statements by reclassifying costs from property, plant and equipment to mineral property expenses. The impact of the restatement is more fully described in Note 2 to the consolidated financial statements contained elsewhere in this annual report.

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2012, 2011 and 2010

Uranium Sales.  We had no uranium sales in 2012, 2011 or 2010.

Cost of Uranium Sales.  The costs incurred in 2012 for operations and depreciation/depletion resulted from stand-by, maintenance and monitoring activities at our Rosita and Kingsville Dome projects during the year and $1.9 million incurred in connection with the Kingsville Dome pond recovery project. Costs incurred in 2011 and 2010 were for operations and depreciation/depletion resulting from stand-by, maintenance and monitoring activities at our Rosita and Kingsville Dome projects during the year. Our total cost of uranium sales is comprised of production costs, including operating expenses, depreciation and depletion expenses, and also includes amortization of our restoration and reclamation cost estimates, mineral property costs incurred during the year and impairment provisions for uranium properties. The following table details our production cost of uranium sales breakdown for the years ended December 31, 2012, 2011 and 2010:

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

Mineral Property Expenses.  During 2012 we incurred expenditures in the amount of $4,229,000, primarily on our New Mexico mineral properties.  These expenses were primarily legal costs for land access issues at Churchrock ($1,096,000), plant facility engineering costs at Churchrock ($1,375,000) and permitting costs at Churchrock, Crownpoint, Juan Tafoya and Cebolleta ($1,188,000).  Permitting and development expenditures on our New Mexico properties are recorded to expense when incurred because they do not have proven or probable reserves established.  Mineral property expenditures during 2011 amounted to $134,000, which was offset by $250,000 in joint venture funding for the Kenedy property.  In 2010, we incurred expenditures of $1,451,000, primarily on development costs at our Kenedy property ($1,170,000) and permitting cost on our New Mexico properties ($281,000).

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
	(Amounts in 000’s)
Stock compensation expense	$427	$884	$1,032
Salaries and payroll burden	3,439	2,578	2,597
Legal, accounting, public company expenses	3,664	2,755	1,656
Provision for legal settlement	—	—	1,375
Insurance and bank fees	770	626	565
Consulting and professional services	1,286	982	593
Office expenses	465	275	231
Travel and other expenses	348	301	238
Depreciation	161	128	143
Total	$10,560	$8,529	$8,430

The non-cash compensation expense recorded for the years ended December 31, 2012, 2011 and 2010 resulted from the recognition of expense related to the fair value of the Company’s stock option and restricted common stock grants. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our stock.

The increases in salary and payroll burden in 2012 resulted primarily from personnel increases related to the Neutron acquisition, the addition of an executive level position and 2011 incentive bonuses recorded in 2012.

The Company’s legal, accounting and public company expenses increased by $909,000 in 2012 compared to 2011. The higher costs in 2012 resulted primarily from legal fees for the Neutron acquisition and the reverse stock split, stockholder meeting costs for the annual general meeting and the special stockholder meeting held in connection with the Neutron acquisition and an increase in directors’ fees for the year. The Company’s legal, accounting and public company expenses increased by $1.1 million in 2011 compared to 2010. The increase resulted primarily from costs incurred in connection with acquisition activity for the Neutron Energy, Inc. transaction and legal fees related to the Kleberg County litigation.

In September, 2010, we recorded $1.375 million in settlement of the lawsuit titled, Saenz v. URI Inc. The payment of $1.375 million in cash included amounts for prior royalties that the plaintiffs had previously rejected. The payment was made in February 2011, upon the execution of amendments to the leases and to documentation of other aspects of the settlement and dismissal of the suit.

Insurance costs increased in 2012 primarily because of an increase in general liability and umbrella insurance premiums related to an underlying increase in the Company’s payroll (the basis for the premium determination). Insurance costs increased in 2011 primarily because of an increase in general liability and umbrella insurance premiums related to an underlying increase in the Company’s payroll (the basis for the premium determination) and a $4 million increase in coverage to comply with the insurance requirements of the Los Finados project.

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

Net Income (Loss).  For the year ended December 31, 2012, we had a net loss of $19.4 million compared to net losses of $11.1 million and $11.8 million in 2011 and 2010, respectively. On a diluted per share basis, losses were ($1.58) in 2012, ($1.18) in 2011 and ($1.63) in 2010. These losses in 2012, 2011 and 2010 include an impairment provision for the Kingsville Dome, Vasquez and Rosita projects of $1,737,000, $1,460,000 and $961,000, respectively.

Cash Flow.  As of December 31, 2012, we had a cash balance of approximately $4.7 million compared with approximately $2.9 million and $15.4 million at December 31, 2011 and 2010, respectively.

In 2012, we had a negative cash flow from operations of $18.6 million, resulting primarily from our lack of revenues during the year and the cessation of uranium production in 2009, $2.6 million spent on operating expenses, $4.2 million spent on mineral properties and approximately $10.0 million spent on general and administrative expenses (net of $427,000 in stock compensation expense).

During 2012, we used $4.8 million in investing activities, primarily for capital additions made during the year at our South Texas projects and funding made in connection with the Neutron acquisition.

During 2012, $25.2 million was raised from financing activities. Included were $20.3 million of cash raised from the issuance of the Company’s common stock and $5.0 million raised from a short term borrowing from RCF.

In 2011, we had a negative cash flow from operations of $10.3 million, resulting primarily from our lack of revenues during the year and the cessation of uranium production in 2009, $648,000 spent on operating expenses, approximately $7.5 million in general and administrative expenses (net of $884,000 in stock compensation expense), expenditures reducing the restoration and reclamation accrual of $1.5 million and a negative change in operating working capital in the amount of $866,000.

During 2011, we used $2.5 million in investing activities, including increases to collateralize our financial surety obligation during the year of $2.0 million and $456,000 of capital additions made during the year at our South Texas projects.

During 2011, a total of 47,664 shares of common stock were sold resulting in net proceeds of approximately $469,000 pursuant to the Company’s ATM Sales Agreement. The Company incurred approximately $144,000 in legal, accounting and other fees in connection with its shelf registration statement and the ATM Sales Agreement.

In 2010, we had a negative cash flow from operations of $8.8 million, resulting primarily from our cessation of uranium production in 2009 and the related lack of uranium sales during the year, $395,000 spent on operating expenses, $1.5 million spent on mineral properties and approximately $7.2 million in general and administrative expenses (net of $1.0 million in stock compensation expense).

In 2010, we raised net proceeds of approximately $19.1 million through the sale of 3,536,533 shares of common stock. In the June/July period we issued 2,714,283 shares of common stock at $4.20 per share and in November 822,250 shares of common stock at $11.60 per share in underwritten public offerings.

During 2010, we used $917,000 in investing activities, which includes $365,000 capital additions for property in South Texas. Additionally, we increased the collateral required for our financial surety obligation by $551,000 during the year.

Liquidity—Cash Sources and Uses for 2013

As of December 31, 2012, the Company had $4.7 million in cash and our cash balance at February 28, 2013 was approximately $2.1 million. The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting significant sales revenue and related cash inflows for 2013.

In March, 2013 the Company completed a Shareholder Rights Offering (the “Rights Offering”) which raised $8.9 million through the sale of 3.5 million shares of the Company’s common stock. In connection with the Rights Offering, $5.0 million was used to repay the RCF short term loan facility and RCF was issued 1.96 million shares of the Company’s common stock bringing their ownership percentage in the Company to 32.8%. Under the Rights Offering, each URI shareholder and warrant holder received one non-transferrable subscription right for each share of common stock owned or subject to a warrant as of 5:00pm ET on January 28, 2013. Every subscription right entitled the holder to purchase 0.3119 of a share of common stock of URI at a price of $2.55 per whole share. In December 2012, URI and RCF entered into a standby purchase agreement pursuant to which RCF agreed, subject to certain conditions, to participate in the Rights Offering and to exercise rights so that total proceeds to the Company would equal at least $8.0 million.

In February 2013, the Company secured $9 million in new surety bonds for the benefit of the Texas Commission on Environmental Quality for remediation and reclamation activities at the Company’s South Texas projects. The collateral requirements for these new bonds require the Company to post $4.5 million in cash collateral as a condition of their terms. These bonds will replace the existing $9.0 million of fully collateralized financial surety instruments that are currently providing the financial surety requirements for the projects. As a result of the lower cash collateral requirement, $4.5 million of the Company’s restricted cash is expected to be released back to the Company in March 2013.

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, shares of its common stock having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). The Company raised additional capital in 2011 and 2012 through the sale of common stock under this program. The Company has a total of $9.0 million available for future sales under the ATM Sales Agreement.

The Company expects that its existing cash, the funding from the Rights Offering, collateral release and funding available under the ATM Sales Agreement will provide it the necessary liquidity for 2013. Additional funding under the ATM Sales Agreement is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/Cs”) and performance bonds totaling $8,707,000 issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). Such L/Cs are collateralized in their entirety by certificates of deposit and money market deposits.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the consolidated financial statements on page F-17 of this Form 10-K/A. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

Item 8.  Financial Statements and Supplementary Data.

Financial Statements

The financial statement information called for by this item appears on pages F-1 through F-37.

Supplementary Financial Data Tables

SUPPLEMENTARY FINANCIAL DATA-RESTATED

(UNAUDITED)

	For the Quarter Ended
	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(Amounts in Thousands)
Uranium sales	$—	$—	$—	$—	$—	$—	$—	$—
Loss from operations	(4,716)	(5,193)	(5,360)	(4,304)	(2,794)	(2,867)	(2,413)	(3,168)
Net loss	(4,739)	(5,178)	(5,234)	(4,210)	(2,737)	(2,827)	(2,401)	(3,101)
Net loss per common share:
Basic and diluted	$(0.30)	$(0.42)	$(0.49)	$(0.43)	$(0.29)	$(0.30)	$(0.26)	$(0.33)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures (Restated)

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the Company’s controls and procedures.

Prior to the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2012 (“Original Form 10-K”), the Company’s management, with the participation of the CEO and CFO of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012.

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012. Subsequently, the Company determined that there was a material weakness in its internal control over financial reporting as of December 31, 2012 due to the restatement described below and in Note 2 to the consolidated financial statements included elsewhere in this annual report. As a result, the Company’s management, with the participation of the CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012, and the CEO and CFO of the Company concluded that, because of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Prior to the filing of the Original Form 10-K, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, our CEO and CFO had believed that our internal control over financial reporting was effective as of December 31, 2012.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the consolidated financial statements included elsewhere in this annual report and the filing of this Amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, determined that the material weakness described below existed as of December 31, 2012. Accordingly, as a result of this material weakness, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has considered the Company’s restatement of certain costs capitalized as development costs at its New Mexico and Texas properties, as more fully described in Note 2 to the consolidated financial statements included elsewhere in this annual report, and determined that the restatement was due to a material weakness in the Company’s internal control over financial reporting regarding the treatment of such costs under United States generally accepted accounting principles (“U.S. GAAP”) and Industry Guide 7, which do not allow for capitalization of costs on mineral properties which do not have proven or probable reserves declared. The Company’s management believes that this incident is related to the interpretation of Industry Guide 7 and specific accounting literature under U.S. GAAP and is isolated. Management has taken steps to ensure that the Company’s accounting staff is knowledgeable about Industry Guide 7 and its application to the Company. Other than such steps, the Company’s management believes that no additional corrective action is necessary to remedy the material weakness, and the Company believes that the Company’s current accounting management has an appropriate level of accounting knowledge, experience and training commensurate with the Company’s financial reporting requirements.

The Company’s independent registered public accounting firm, Hein & Associates LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on Page F-3 of this Form 10-K/A.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 17, 2013
URANIUM RESOURCES, INC.

	By:	/s/ CHRISTOPHER M. JONES
Christopher M. Jones,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT	December 17, 2013
Paul K. Willmott,
Director and Chairman

/s/ CHRISTOPHER M. JONES	December 17, 2013
Christopher M. Jones,
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JEFFREY L. VIGIL	December 17, 2013
Jeffrey L. Vigil,
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ TERENCE J. CRYAN	December 17, 2013
Terence J. Cryan,
Director

/s/ MARVIN K. KAISER	December 17, 2013
Marvin K. Kaiser,
Director

/s/ JOHN H. PFAHL	December 17, 2013
John H. Pfahl,
Director

/s/ MARK K. WHEATLEY	December 17, 2013
Mark K. Wheatley,
Director

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Uranium Resources, Inc.

Centennial, Colorado 80112

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 have been restated to correct for an error in the accounting for development costs.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Uranium Resources, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Our report dated March 18, 2013 (except for the effects of the material weakness, as to which the date is December 17, 2013) expressed an opinion that Uranium Resources, Inc. had not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ Hein & Associates LLP
Dallas, Texas
March 18, 2013 (except for Note 2, as to which the date is December 17, 2013)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Uranium Resources, Inc.

Centennial, Colorado 80112

We have audited Uranium Resources, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Uranium Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Restated). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Insufficient review of the Company’s interpretation and application of  Industry Guide 7, Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operation to accurately record exploration expenses.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Uranium Resources, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uranium Resources, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 18, 2013, except for Note 2, as to which the date is December 17, 2013 expressed an unqualified opinion.

/s/ Hein & Associates LLP
Dallas, Texas
March 18, 2013 (except for the effects of the material weakness described in the sixth paragraph above, as to which the date is December 17, 2013)

URANIUM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

(Restated)

	December 31,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$4,664,596	$2,890,263
Prepaid and other current assets	708,228	288,845
Total Current Assets	5,372,824	3,179,108

Property, plant and equipment, at cost:
Property, plant and equipment	100,058,667	78,399,466
Less accumulated depreciation, depletion and impairment	(65,318,921)	(64,791,294)
Net property, plant and equipment	34,739,746	13,608,172

Certificates of deposit, restricted	9,491,865	9,379,794

Total Assets	$49,604,435	$26,167,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,331,888	$1,148,812
Accrued liabilities	1,525,726	1,039,833
Note payable	5,000,000	—
Current portion of asset retirement obligations	1,160,378	1,227,125
Current portion of capital leases	112,140	65,161
Total Current Liabilities	9,130,132	3,480,931

Other long-term liabilities and deferred credits	3,837,679	4,008,634
Long-term debt	450,000	450,000
Long-term capital leases, less current portion	17,582	54,071
Total Liabilities	$13,435,393	$7,993,636

Commitments and contingencies (Notes 3, 4, 7 and 13)

Shareholders’ Equity:
Common stock, 200,000,000 shares authorized, $.001 par value;
16,150,163 and 9,400,501shares issued and outstanding, respectively	16,154	9,404
Paid-in capital	207,338,549	169,988,842
Accumulated deficit	(171,176,243)	(151,815,390)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)
Total Shareholders’ Equity	$36,169,042	$18,173,438

Total Liabilities and Shareholders’ Equity	$49,604,435	$26,167,074

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Restated)

	Year Ended December 31,
	2012	2011	2010

Revenues:	$—	$—	$—

Cost of uranium sales:
Operating expenses	2,564,827	648,278	394,763
Mineral property expenses	4,229,338	(115,637)	1,450,798
Accretion/amortization of asset retirement obligations	85,181	121,183	155,943
Depreciation and depletion	396,246	599,504	756,377
Impairment of uranium properties	1,737,359	1,460,170	961,278
Total cost of uranium sales	9,012,951	2,713,498	3,719,159

Loss from operations before corporate expenses	(9,012,951)	(2,713,498)	(3,719,159)
Corporate expenses:
General and administrative (includes stock compensation expense of $427,000, $884,000 and $1,032,000 in 2012, 2011 and 2010, respectively)	10,399,084	8,400,955	8,286,672
Depreciation	160,747	127,741	143,361
Total corporate expenses	10,559,831	8,528,696	8,430,033

Loss from operations	(19,572,782)	(11,242,194)	(12,149,192)

Other income and expense:
Interest expense	(50,880)	(18,968)	(25,362)
Interest and other income, net	262,809	195,320	370,835

Net loss	$(19,360,853)	$(11,065,842)	$(11,803,719)

Basic and diluted net loss per common share	$(1.58)	$(1.18)	$(1.63)

Average weighted shares outstanding	12,237,349	9,348,053	7,231,346

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Restated)

	Common Stock			Accumulated	Treasury
	Shares	Amount	Paid-In Capital	Deficit	Stock

Balances, December 31, 2009, as reported	5,678,179	$5,682	$147,888,342	$(125,023,571	$(9,418)
Prior period adjustments	—	—	—	(3,922,258)	—
Balances, December 31, 2009, as restated	5,678,179	5,682	147,888,342	(128,945,829)	(9,418)
Net loss (Restated)	—	—	—	(11,803,719)	—
Restricted common stock issued for services	28,207	28	(28)	—	—
Stock compensation expense	—	—	1,032,308	—	—
Common stock issuance for stock option exercise	112	—	808	—	—
Common stock issuance	3,536,533	3,537	19,133,746	—	—
Balances December 31, 2010	9,243,031	9,247	168,055,176	(140,749,548)	(9,418)
Net loss (Restated)	—	—	—	(11,065,842)	—
Common stock issuance for deferred compensation	88,502	88	696,939	—	—
Restricted common stock issued for services	17,589	17	(17)	—	—
Common stock issuance for stock option exercise	3,715	4	28,230	—	—
Stock compensation expense	—	—	883,941	—	—
Common stock issuance	47,664	48	324,573	—	—
Balances December 31, 2011	9,400,501	9,404	169,988,842	(151,815,390)	(9,418)
Net loss (Restated)	—	—	—	(19,360,853)	—
Common stock issuance for loan origination fees	42,884	43	159,957	—	—
Restricted common stock issued for services	39,060	39	(39)	—	—
Stock Compensation Expense	—	—	427,292	—	—
Common stock issuance	2,967,716	2,968	20,261,724	—	—
Issuance of common stock to acquire Neutron Energy, Inc.	3,700,002	3,700	16,500,773	—	—
Balances December 31, 2012	16,150,163	$16,154	$207,338,549	$(171,176,243)	$(9,418)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Restated)

	Year Ended December 31,
	2012	2011	2010

Operating activities:
Net loss	$(19,360,853)	$(11,065,842)	$(11,803,719)
Reconciliation of net loss to cash used in operations:
Accretion/amortization of asset retirement obligations	85,181	121,183	155,943
Depreciation and depletion	556,993	727,245	899,738
Impairment of uranium properties	1,737,359	1,460,170	961,278
Decrease in restoration and reclamation accrual	(1,767,289)	(1,530,303)	(1,373,228)
Stock compensation expense	427,292	883,941	1,032,308
Other non-cash items, net	73,932	2,289	19,700
Effect of changes in operating working capital items:
(Increase) decrease in receivables	(148,465)	(77,092)	17,646
(Increase) decrease in prepaid and other current assets	(88,578)	13,722	(53,831)
Increase (decrease) in payables, accrued liabilities and deferred credits	(116,223)	(802,560)	1,334,939

Net cash used in operating activities	(18,600,651)	(10,267,247)	(8,809,226)

Cash flows from investing activities:
(Increase) decrease in certificates of deposit, restricted	161,834	(2,042,428)	(551,366)
Additions to uranium properties	(1,278,745)	(455,850)	(365,385)
Acquisition of Neutron Energy, Inc.	(3,677,133)	—	—

Net cash used in investing activities	(4,794,044)	(2,498,278)	(916,751)

Cash flows from financing activities:
Proceeds from notes payable	5,000,000	—	—
Payments on borrowings	(95,664)	(83,539)	(117,710)
Issuance of common stock, net	20,264,692	352,855	19,138,091

Net cash provided by financing activities	25,169,028	269,316	19,020,381

Net increase (decrease) in cash and cash equivalents	1,774,333	(12,496,209)	9,294,404
Cash and cash equivalents, beginning of year	2,890,263	15,386,472	6,092,068
Cash and cash equivalents, end of year	$4,664,596	$2,890,263	$15,386,472

Cash paid during the year for :
Interest	$14,100	$19,000	$25,400
Non-cash transactions:
Common stock issued to acquire Neutron Energy, Inc.	$16,577,000	$—	$—
Common stock issued for loan origination fees	$160,000	$—	$—
Capital lease additions	$106,200	$—	$—
Common stock issued for deferred compensation	$—	$697,027	$—
Restricted stock issued for services	$39	$17	$28
Restricted stock issuance for cash conservation plan	$—	$—	$106,500

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

1. DESCRIPTION OF THE COMPANY

Uranium Resources Inc. (“URI”) was formed in 1977 and domesticated in Delaware in 1987. The Company explores for, develops and mines uranium. Since its incorporation in 1977, URI has produced over 8 million pounds of uranium by in-situ recovery (ISR) methods in the state of Texas where the Company currently has ISR mining projects, including two licensed processing facilities. URI also has 206,600 acres of uranium mineral holdings in New Mexico and a NRC license to produce up to 3 million pounds of uranium per year on certain of its New Mexico projects. The Company acquired these properties over the past 20 years along with an extensive information database of historic mining logs and analysis. None of URI’s properties is currently in production.

URI’s strategy is to advance its projects in New Mexico to production and to return to production in Texas, including potentially expanding its asset base both within and outside of New Mexico and Texas and partnering with larger mining companies that have undeveloped uranium or with junior mining companies that do not have the mining experience of URI.

Historically, the primary customers of the Company have been major utilities who utilize nuclear power to generate electricity. At present the Company owns both developed and undeveloped uranium properties in South Texas and undeveloped uranium properties in New Mexico.

2. RESTATEMENT

The Company determined that the capitalization of development costs primarily on its New Mexico mineral properties and to a lesser extent on its South Texas mineral properties was not in accordance with U.S. GAAP resulting in the Company expensing amounts previously recorded to Plant, Property and Equipment.  The Company has amended and restated its consolidated financial statements for the years ended December 31, 2012, 2011 and 2010, by reclassifying from property, plant and equipment to mineral property expenses $8,974,000 of costs, of which $3,922,000 was recorded before 2010 and accordingly, was recorded to accumulated deficit.  The details of these restatements are outlined in the tables below.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

2. RESTATEMENT (continued)

Consolidated Balance Sheet

	December 31, 2012
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment	$109,033,002	$(8,974,335)	$100,058,667
Total Assets	58,578,770	(8,974,335)	49,604,435
Shareholders’ equity
Accumulated deficit	(162,201,908)	(8,974,335)	(171,176,243)
Total shareholders’ equity	45,143,377	(8,974,335)	36,169,042
Total liabilities and shareholders’ equity	58,578,770	(8,974,335)	49,604,435

Consolidated Statement of Operations

	Year Ended December 31, 2012
	As Reported	Adjustment	As Restated
Mineral property expenses	$492,858	$3,736,480	$4,229,338
Total cost of uranium sales	5,276,471	3,736,480	9,012,951
Loss from operations before corporate expenses	(5,276,471)	(3,736,480)	(9,012,951)
Loss from operations	(15,836,302)	(3,736,480)	(19,572,782)
Net Loss	(15,624,373)	(3,736,480)	(19,360,853)
Basic and diluted net loss per common share	(1.28)	(0.30)	(1.58)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2012
	As Reported	Adjustment	As Restated
Net Loss	$(15,624,373)	$(3,736,480)	$(19,360,853)
Additions to uranium properties	(5,015,225)	3,736,480	(1,278,745)

Consolidated Balance Sheet

	December 31, 2011
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment	$83,637,321	$(5,237,855)	$78,399,466
Total Assets	31,404,929	(5,237,855)	26,167,074
Shareholders’ equity
Accumulated deficit	(146,577,535)	(5,237,855)	(151,815,390)
Total shareholders’ equity	23,411,293	(5,237,855)	18,173,438
Total liabilities and shareholders’ equity	31,404,929	(5,237,855)	26,167,074

Consolidated Statement of Operations

	Year Ended December 31, 2011
	As Reported	Adjustment	As Restated
Mineral property expenses	$17,918	$(133,555)	$(115,637)
Total cost of uranium sales	2,847,053	(133,555)	2,713,498
Loss from operations before corporate expenses	(2,847,053)	133,555	(2,713,498)
Loss from operations	(11,375,749)	133,555	(11,242,194)
Net Loss	(11,199,397)	133,555	(11,065,842)
Basic and diluted net loss per common share	(1.20)	0.02	(1.18)

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

2. RESTATEMENT (continued)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2011
	As Reported	Adjustment	As Restated
Net Loss	$(11,199,397)	$133,555	$(11,065,842)
Additions to uranium properties	(322,295)	(133,555)	(455,850)

Consolidated Balance Sheet

	December 31, 2010
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment	$83,895,090	$(5,371,410)	$78,523,680
Total Assets	42,561,515	(5,371,410)	37,190,105
Shareholders’ equity
Accumulated deficit	(135,378,138)	(5,371,410)	(140,749,548)
Total shareholders’ equity	32,676,867	(5,371,410)	27,305,457
Total liabilities and shareholders’ equity	42,561,515	(5,371,410)	37,190,105

Consolidated Statement of Operations

	Year Ended December 31, 2010
	As Reported	Adjustment	As Restated
Mineral property expenses	$1,646	$1,449,152	$1,450,798
Total cost of uranium sales	2,270,007	1,449,152	3,719,159
Loss from operations before corporate expenses	(2,270,007)	(1,449,152)	(3,719,159)
Loss from operations	(10,700,040)	(1,449,152)	(12,149,192)
Net Loss	(10,354,567)	(1,449,152)	(11,803,719)
Basic and diluted net loss per common share	(1.43)	(0.20)	(1.63)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2010
	As Reported	Adjustment	As Restated
Net Loss	$(10,354,567)	$(1,449,152)	$(11,803,719)
Addition to uranium properties	(1,814,537)	1,449,152	(365,385)

The Company has also restated the March 31, June 30, and September 30 interim financial statements for the years 2010, 2011 and 2012 to expense certain costs previously capitalized as mineral property development costs.  The Company has determined that its capitalization of these expenditures was not in accordance with U.S. GAAP.  Specifically for 2012, the Company amended and restated the interim consolidated balance sheet as of March 31, 2012, June 30, 2012 and September 30, 2012 to remove $5,841,000, $7,414,000 and $8,384,000 of costs previously capitalized as development costs which should have been recorded as mineral property expenses.  The interim consolidated statement of operations for the three month periods ended March 31, 2012, June 30, 2012 and September 30, 2012 were amended and restated to expense $603,000, $1,573,000 and $969,000, respectively, of costs previously capitalized as development costs to mineral property expenses.  The interim consolidated statement of operations for the six month period ended June 30, 2012 and the nine month period ended September 30, 2012 were amended and restated to expense $2,177,000 and $3,146,000, respectively, of costs previously capitalized as development costs to mineral property expenses.  Corresponding changes were made to the interim statement of cash flows for the three months ended March 31, 2012, the six months ended June 30, 2012 and the nine months ended September 30, 2012. Details on the quarters in the years ended December 31, 2010, 2011 and 2012 are outlined in the tables below.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

2. RESTATEMENT (continued)

Consolidated Balance Sheet

	March 31, 2012
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment	$84,544,667	$(5,841,050)	$78,703,617
Total Assets	40,431,532	(5,841,050)	34,590,482
Shareholders’ equity
Accumulated deficit	(150,184,005)	(5,841,050)	(156,025,055)
Total shareholders’ equity	31,488,394	(5,841,050)	25,647,344
Total liabilities and shareholders’ equity	40,431,532	(5,841,050)	34,590,482

Consolidated Statement of Operations

	Three Months Ended March 31, 2012
	As Reported	Adjustment	As Restated
Mineral property expenses	$26,715	$603,195	$629,910
Total cost of uranium sales	655,487	603,195	1,258,682
Loss from operations before corporate expenses	(655,487)	(603,195)	(1,258,682)
Loss from operations	(3,700,507)	(603,195)	(4,303,702)
Net Loss	(3,606,470)	(603,195)	(4,209,665)
Basic and diluted net loss per common share	(0.37)	(0.06)	(0.43)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2012
	As Reported	Adjustment	As Restated
Net Loss	$(3,606,470)	$(603,195)	$(4,209,665)
Additions to uranium properties	(964,621)	603,195	(361,426)

Consolidated Balance Sheet

	June 30, 2012
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment	$86,692,812	$(7,414,436)	$79,278,376
Total Assets	37,373,332	(7,414,436)	29,958,896
Shareholders’ equity
Accumulated deficit	(153,844,684)	(7,414,436)	(161,259,120)
Total shareholders’ equity	27,889,996	(7,414,436)	20,475,560
Total liabilities and shareholders’ equity	37,373,332	(7,414,436)	29,958,896

Consolidated Statement of Operations

	Three Months Ended June 30, 2012
	As Reported	Adjustment	As Restated
Mineral property expenses	$30,744	$1,573,386	$1,604,130
Total cost of uranium sales	1,571,642	1,573,386	3,145,028
Loss from operations before corporate expenses	(1,571,642)	(1,573,386)	(3,145,028)
Loss from operations	(3,787,151)	(1,573,386)	(5,360,537)
Net Loss	(3,660,679)	(1,573,386)	(5,234,065)
Basic and diluted net loss per common share	(0.34)	(0.15)	(0.49)

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

2. RESTATEMENT (continued)

Consolidated Statement of Operations

	Six Months Ended June 30, 2012
	As Reported	Adjustment	As Restated
Mineral property expenses	$57,459	$2,176,581	$2,234,040
Total cost of uranium sales	2,227,129	2,176,581	4,403,710
Loss from operations before corporate expenses	(2,227,129)	(2,176,581)	(4,403,710)
Loss from operations	(7,487,658)	(2,176,581)	(9,664,239)
Net Loss	(7,267,149)	(2,176,581)	(9,443,730)
Basic and diluted net loss per common share	(0.71)	(0.21)	(0.92)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2012
	As Reported	Adjustment	As Restated
Net Loss	$(7,267,149)	$(2,176,581)	$(9,443,730)
Additions to uranium properties	(3,155,448)	2,176,581	(978,867)

Consolidated Balance Sheet

	September 30, 2012
	As Reported	Adjustment	As Restated
Assets
Property, plant and equipment	$108,434,518	$(8,383,691)	$100,050,827
Total Assets	57,289,865	(8,383,691)	48,906,174
Shareholders’ equity
Accumulated deficit	(158,065,598)	(8,383,691)	(166,449,289)
Total shareholders’ equity	48,129,901	(8,383,691)	39,746,210
Total liabilities and shareholders’ equity	57,289,865	(8,383,691)	48,906,174

Consolidated Statement of Operations

	Three Months Ended September 30, 2012
	As Reported	Adjustment	As Restated
Mineral property expenses	$12,402	$969,255	$981,657
Total cost of uranium sales	1,199,786	969,255	2,169,041
Loss from operations before corporate expenses	(1,199,786)	(969,255)	(2,169,041)
Loss from operations	(4,235,360)	(969,255)	(5,204,615)
Net Loss	(4,220,914)	(969,255)	(5,190,169)
Basic and diluted net loss per common share	(0.34)	(0.08)	(0.42)

Consolidated Statement of Operations

	Nine Months Ended September 30, 2012
	As Reported	Adjustment	As Restated
Mineral property expenses	$69,861	$3,145,836	$3,215,697
Total cost of uranium sales	3,426,915	3,145,836	6,572,751
Loss from operations before corporate expenses	(3,426,915)	(3,145,836)	(6,572,751)
Loss from operations	(11,723,018)	(3,145,836)	(14,868,854)
Net Loss	(11,488,063)	(3,145,836)	(14,633,899)
Basic and diluted net loss per common share	(1.05)	(0.29)	(1.34)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2012
	As Reported	Adjustment	As Restated
Net Loss	$(11,488,063)	$(3,145,836)	$(14,633,899)
Additions to uranium properties	(4,278,130)	3,145,836	(1,132,294)

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

2. RESTATEMENT (continued)

Consolidated Balance Sheet

	March 31, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Assets
Property, plant and equipment	83,987,152	(5,445,882)	78,541,270
Total Assets	38,772,593	(5,445,882)	33,326,711
Shareholders’ equity
Accumulated deficit	(138,404,631)	(5,445,882)	(143,850,513)
Total shareholders’ equity	30,748,593	(5,445,882)	25,302,711
Total liabilities and shareholders’ equity	38,772,593	(5,445,882)	33,326,711

Consolidated Statement of Operations

	Three Months Ended March 31, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	91,898	74,472	166,370
Total cost of uranium sales	759,889	74,472	834,361
Loss from operations before corporate expenses	(759,889)	(74,472)	(834,361)
Loss from operations	(3,093,759)	(74,472)	(3,168,231)
Net loss	(3,026,493)	(74,472)	(3,100,965)
Basic and diluted net loss per common share	(0.32)	(0.01)	(0.33)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Net loss	(3,026,493)	(74,472)	(3,100,965)
Additions to uranium properties	(222,265)	74,472	(147,793)

Consolidated Balance Sheet

	June 30, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Assets
Property, plant and equipment	83,511,677	(5,154,556)	78,357,121
Total Assets	35,940,521	(5,154,556)	30,785,965
Shareholders’ equity
Accumulated deficit	(141,097,312)	(5,154,556)	(146,251,868)
Total shareholders’ equity	28,255,567	(5,154,556)	23,101,011
Total liabilities and shareholders’ equity	35,940,521	(5,154,556)	30,785,965

2. RESTATEMENT (continued)

Consolidated Statement of Operations

	Three Months Ended June 30, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	16,789	(291,326)	(274,537)
Total cost of uranium sales	702,206	(291,326)	410,880
Loss from operations before corporate expenses	(702,206)	291,326	(410,880)
Loss from operations	(2,704,420)	291,326	(2,413,094)
Net loss	(2,692,681)	291,326	(2,401,355)
Basic and diluted net loss per common share	(0.29)	0.03	(0.26)

Consolidated Statement of Operations

	Six Months Ended June 30, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	108,687	(216,854)	(108,167)
Total cost of uranium sales	1,462,095	(216,854)	1,245,241
Loss from operations before corporate expenses	(1,462,095)	216,854	(1,245,241)
Loss from operations	(5,798,179)	216,854	(5,581,325)
Net loss	(5,719,174)	216,854	(5,502,320)
Basic and diluted net loss per common share	(0.61)	0.02	(0.59)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Net loss	(5,719,174)	216,854	(5,502,320)
Additions to uranium properties	(8,041)	(216,854)	(224,895)

Consolidated Balance Sheet

	September 30, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Assets
Property, plant and equipment	83,557,195	(5,194,436)	78,362,759
Total Assets	33,744,608	(5,194,436)	28,550,172
Shareholders’ equity
Accumulated deficit	(143,884,558)	(5,194,436)	(149,078,994)
Total shareholders’ equity	25,626,119	(5,194,436)	20,431,683
Total liabilities and shareholders’ equity	33,744,608	(5,194,436)	28,550,172

2. RESTATEMENT (continued)

Consolidated Statement of Operations

	Three Months Ended September 30, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	(25,816)	39,880	14,064
Total cost of uranium sales	773,241	39,880	813,121
Loss from operations before corporate expenses	(773,241)	(39,880)	(813,121)
Loss from operations	(2,827,097)	(39,880)	(2,866,977)
Net loss	(2,787,246)	(39,880)	(2,827,126)
Basic and diluted net loss per common share	(0.30)	—	(0.30)

Consolidated Statement of Operations

	Nine Months Ended September 30, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	82,871	(176,974)	(94,103)
Total cost of uranium sales	2,235,336	(176,974)	2,058,362
Loss from operations before corporate expenses	(2,235,336)	176,974	(2,058,362)
Loss from operations	(8,625,276)	176,974	(8,448,302)
Net loss	(8,506,420)	176,974	(8,329,446)
Basic and diluted net loss per common share	(0.91)	0.02	(0.89)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2011
	As Reported	Adjustment	As Restated
	$	$	$
Net loss	(8,506,420)	176,974	(8,329,446)
Additions to uranium properties	(114,778)	(176,974)	(291,752)

Consolidated Balance Sheet

	March 31, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Assets
Property, plant and equipment	82,463,604	(3,992,568)	78,471,036
Total Assets	29,668,196	(3,992,568)	25,675,628
Shareholders’ equity			0
Accumulated deficit	(127,371,721)	(3,992,568)	(131,364,289)
Total shareholders’ equity	20,788,394	(3,992,568)	16,795,826
Total liabilities and shareholders’ equity	29,668,196	(3,992,568)	25,675,628

Consolidated Statement of Operations

	Three Months Ended March 31, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	0	70,309	70,309
Total cost of uranium sales	587,199	70,309	657,508
Loss from operations before corporate expenses	(587,199)	(70,309)	(657,508)
Loss from operations	(2,345,448)	(70,309)	(2,415,757)
Net loss	(2,348,150)	(70,309)	(2,418,459)
Basic and diluted net loss per common share	(0.41)	(0.01)	(0.42)

2. RESTATEMENT (continued)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Net loss	(2,348,150)	(70,309)	(2,418,459)
Additions to uranium properties	(160,394)	70,309	(90,085)

Consolidated Balance Sheet

	June 30, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Assets
Property, plant and equipment	82,492,622	(4,019,098)	78,473,524
Total Assets	37,051,948	(4,019,098)	33,032,850
Shareholders’ equity			0
Accumulated deficit	(129,092,277)	(4,019,098)	(133,111,375)
Total shareholders’ equity	28,297,310	(4,019,098)	24,278,212
Total liabilities and shareholders’ equity	37,051,948	(4,019,098)	33,032,850

Consolidated Statement of Operations

	Three Months Ended June 30, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	725	26,530	27,255
Total cost of uranium sales	500,617	26,530	527,147
Loss from operations before corporate expenses	(500,617)	(26,530)	(527,147)
Loss from operations	(1,992,230)	(26,530)	(2,018,760)
Net loss	(1,720,556)	(26,530)	(1,747,086)
Basic and diluted net loss per common share	(0.29)	—	(0.29)

Consolidated Statement of Operations

	Six Months Ended June 30, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	725	96,839	97,564
Total cost of uranium sales	1,087,816	96,839	1,184,655
Loss from operations before corporate expenses	(1,087,816)	(96,839)	(1,184,655)
Loss from operations	(4,337,678)	(96,839)	(4,434,517)
Net loss	(4,068,706)	(96,839)	(4,165,545)
Basic and diluted net loss per common share	(0.70)	(0.02)	(0.72)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Net loss	(4,068,706)	(96,839)	(4,165,545)
Additions to uranium properties	(207,787)	96,839	(110,948)

2. RESTATEMENT (continued)

Consolidated Balance Sheet

	September 30, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Assets
Property, plant and equipment	82,670,939	(4,152,861)	78,518,078
Total Assets	36,185,372	(4,152,861)	32,032,511
Shareholders’ equity			0
Accumulated deficit	(132,756,758)	(4,152,861)	(136,909,619)
Total shareholders’ equity	26,127,217	(4,152,861)	21,974,356
Total liabilities and shareholders’ equity	36,185,372	(4,152,861)	32,032,511

Consolidated Statement of Operations

	Three Months Ended September 30, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	0	133,763	133,763
Total cost of uranium sales	645,637	133,763	779,400
Loss from operations before corporate expenses	(645,637)	(133,763)	(779,400)
Loss from operations	(3,730,998)	(133,763)	(3,864,761)
Net loss	(3,664,481)	(133,763)	(3,798,244)
Basic and diluted net loss per common share	(0.44)	(0.02)	(0.46)

Consolidated Statement of Operations

	Nine Months Ended September 30, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	725	230,602	231,327
Total cost of uranium sales	1,733,453	230,602	1,964,055
Loss from operations before corporate expenses	(1,733,453)	(230,602)	(1,964,055)
Loss from operations	(8,068,676)	(230,602)	(8,299,278)
Net loss	(7,733,187)	(230,602)	(7,963,789)
Basic and diluted net loss per common share	(1.16)	(0.03)	(1.19)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2010
	As Reported	Adjustment	As Restated
	$	$	$
Net loss	(7,733,187)	(230,602)	(7,963,789)
Additions to uranium properties	(456,898)	230,602	(226,296)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of URI and its wholly-owned subsidiaries (collectively “the Company”). All significant intercompany transactions have been eliminated in consolidation.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Consolidated Statements of Cash Flows

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash deposits in excess of federally insured limits. The Company monitors the soundness of the financial institution and believes the Company’s risk is negligible.

Uranium Properties

Expenditures related to acquisition of mineral rights are capitalized as incurred.  Exploration costs related to locating areas of potential mineralization are expensed as incurred. Commercial feasibility is established in compliance with the U.S. Securities and Exchange Commission Industry Guide 7, and consists of identifying that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. After declaring proven or probable reserves for an area of interest in accordance with Industry Guide7, expenditures specific to the area of interest for further development are capitalized. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is recognized through a reduction in the net carrying value of the asset. (See Note 6—“PROPERTY, PLANT AND EQUIPMENT - Uranium Properties”).

Included in mineral rights and properties are costs in the amount of $20,274,000 for what management classifies as value beyond proven and probable reserves (VBPP), primarily resulting from the Neutron acquisition. VBPP is attributable to (i) mineralized material, which includes measured and indicated amounts, that the Company believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential.

Carrying amounts assigned to VBPP are not charged to expense until the VBPP becomes associated with additional proven and probable reserves and the reserves are produced or the VBPP is determined to be impaired. Additions to proven and probable reserves for properties with VBPP will carry with them the value assigned to VBPP at the date acquired, less any impairment amounts.

Depreciation and Depletion. During the periods that our facilities are not in production, depletion on our mineral interests, permits, licenses and development properties are suspended. Depreciation and depletion of our plant facilities, machinery and equipment continues in accordance with the level of stand-by activity being conducted at each site.

Other ancillary plant equipment and vehicles are depreciated using a straight line method based upon the estimated useful lives of the assets.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Future reclamation and remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company’s engineering studies calculating the cost of future surface and groundwater activities.

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

Contingent Liabilities—Off Balance Sheet Arrangements

The Company has obtained financial surety relating to certain of its future restoration and reclamation obligations as required by the State of Texas regulatory agencies. The Company has bank Letters of Credit (the “L/Cs”) and performance bonds totaling $8,707,000 issued for the benefit of the Company to satisfy such regulatory requirements. The L/Cs were issued by Bank of America and the performance bonds have been issued by United States Fidelity and Guaranty Company (“USF&G”). Such L/Cs are collateralized in their entirety by certificates of deposit and money market deposits.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Specifically regarding uranium properties, significant estimates were utilized in determining the carrying value of these assets. These assets have been recorded at their estimated net realizable value for impairment purposes, which is less than cost. The actual value realized from these assets may vary significantly from these estimates based upon market conditions, financing availability and other factors.  Future market conditions in particular can be difficult to predict and measure because of the impact of events that affect public acceptance of nuclear energy, the limited size of the market for the use of uranium, changes in the prices of alternative energy sources, development of new low-cost alternative energy sources and other factors.

Regarding the reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs to complete the groundwater restoration and surface reclamation at our mine sites. Estimating future costs can be difficult and unpredictable because they are based principally on current legal and regulatory requirements and mine closure plans that may change materially.  The laws and regulations governing mine closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect the Company’s financial position or results of operations. Estimates of future restoration and reclamation costs are also subject to operational risks such as acceptance of treatment techniques or other operational changes.

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

DECEMBER 31, 2012 AND 2011

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 states the intended scope of disclosures required by ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” apply to derivatives and hedging transactions. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this guidance is not anticipated to have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

4. LIQUIDITY

The Company had negative cash flow from operations of $18.6 million, $10.3 million and $8.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We had $4.7 million in cash at December 31, 2012 and $2.9 million at December 31, 2011. The Company is not currently commercially producing uranium and as such does not anticipate generating any significant sales revenues in 2013.

In March, 2013, the Company completed a shareholder rights offering (“Rights Offering”) whereby each of the Company’s shareholders and warrant holders were eligible to participate on an equal, proportional basis in purchasing shares of common stock of the Company. Each URI shareholder and warrant holder received one subscription right for each share of common stock owned or subject to a warrant as of the record date. Every subscription right entitled the holder to purchase 0.3119 of a share of common stock of URI at a price of $2.55 per whole share. The Company raised $8.9 million in gross proceeds under the Rights Offering of which $5.0 million was used to repay the short term financing from RCF.

In the fourth quarter of 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, shares of its common stock having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). The Company raised capital in 2011 and 2012 through the sale of common stock under this program. During 2012, a total of 973,000 shares of common stock were sold resulting in net proceeds of approximately $5.4 million pursuant to the ATM Sales Agreement. The Company has a total of $9.0 million available for future sales under the ATM Sales Agreement.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

5. MERGER AND FINANCING AGREEMENT WITH NEUTRON ENERGY

In March 2012, the Company executed a merger agreement to acquire 100% of the equity (the “Transaction”) of Neutron. As part of the Transaction, Resource Capital Fund V L.P. (“RCF”) provided $20 million in funding in exchange for 2.5 million shares of the Company’s common stock to retire the majority of Neutron’s outstanding debt owed to RMB Australia Holdings Limited (“RMB”). The remainder of Neutron debt owed to RMB was converted into 836,000 shares of the Company’s common stock, resulting in URI acquiring Neutron on a debt-free basis. The Transaction, which was unanimously approved by the Boards of Directors of both URI and Neutron, was approved by both Neutron’s and URI’s stockholders at special stockholders meetings that were held on August 23, and August 29, 2012, respectively. The Transaction closed on August 31, 2012.

At the effective time of the merger, each share of Neutron’s common stock ceased to be outstanding and was converted into the right to receive 0.00643 shares of URI’s common stock, with approximately 384,000 shares of URI common stock being issued to former Neutron stockholders in the aggregate.

In connection with the Transaction, URI also entered into an investment agreement with RCF pursuant to which RCF provided $10 million in funding to URI through the purchase of 1.0 million shares of the Company’s common stock on March 9, 2012 and provided an additional $5 million in funding through the purchase of 969,000 additional shares of the Company’s common stock on September 5, 2012. At the closing date of the Transaction the Company had provided $3.6 million to Neutron to fund its operations from March 2012 through August 31, 2012. Such funding was recorded as a note due to the Company from Neutron prior to the closing. The amount of the note was deemed as additional consideration paid in connection with the Transaction and was allocated as a component of the fair value of the net assets acquired.

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

The primary properties acquired in the Transaction are located in the State of New Mexico and are subdivided into two separate groups and consist of the Cibola Project and the Ambrosia Lake Project. Neutron’s principal mineral project is the Cibola Project which consists of the Juan Tafoya Property where Neutron has a lease covering approximately 4,097 acres and the Cebolleta Property where Neutron has a lease covering approximately 6,717 acres. The Ambrosia Lake Project is comprised of the (i) Endy Lease which is comprised of 167 unpatented lode mining claims and covers 3,382 acres in the eastern portion of the Ambrosia Lake Project; (ii) Bonner Lease which is comprised of 181 unpatented lode mining claims and one state of New Mexico general mining lease covering a further 4,132 acres ; (iii) the Elizabeth Lease which is comprised of eight patented and one unpatented lode mining claims covering 179 acres ; and (iv) 292 unpatented lode mining claims for 5,442 acres that are owned directly by Neutron. Collectively, the Endy Lease, Bonner Lease, Elizabeth Lease and the claims owned by Neutron cover an area of approximately 13,135 acres.

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

	Unaudited Pro Forma Financial Data Years ended December 31
	2012	2011
Revenue	$—	$—
Net loss(Restated)	$(20,635,981)	$(17,545,103)

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

6. PROPERTY, PLANT AND EQUIPMENT

Certain of the balances presented below have been restated as described in Note 2:

	Property, Plant and
	Equipment Balances, net
	At December 31
	2012	2011
Uranium plant	$9,532,000	$8,971,000
Permits and licenses	174,000	496,000
Mineral rights and properties	20,872,000	589,000
Evaluation and delineation	2,022,000	2,022,000
Vehicles/depreciable equipment	1,435,000	776,000
Other uranium properties	247,000	661,000
Other property, plant and equipment	458,000	93,000
Total	$34,740,000	$13,608,000

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

DECEMBER 31, 2012 AND 2011

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

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

Rosita South Property

The Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net acres located in Duval County near the Company’s Rosita property.

Los Finados/Tecolote Project

The Los Finados Project consisted of an exploration lease from private land owners on about 53,524 gross acres located in Kenedy County near the Company’s Kingsville Dome property. The exploration rights to the Los Finados project were acquired in December 2010. The lease option agreement included a $1 million fee paid at signing. The lease option included a three phase exploration program that required a minimum exploration obligation of one hundred exploration wells or $1.0 million investment in the first year, an additional two hundred exploration wells or $1.5 million investment in the second year and, in the third year, an additional two hundred exploration wells or $2.0 million investment. The Company completed phase one of the exploration in 2011 and phase two in 2012.

In December 2012, the Company signed an amendment to the Los Finados exploration lease which added approximately 22,700 net acres north of Los Finados to the exploration program. The additional acreage is identified as the Tecolote project. In addition, the amendment extended the term of the exploration lease by two years, to November 30, 2015 and it also deemed complete the Company’s exploration obligations under the Los Finados program. Under the amendment, the exploration program commitment for the Tecolote project for 2013, 2014 and 2015 was amended to include minimum

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

exploration obligations of one hundred exploration wells or $1.0 million investment for the year ended November 30, 2013, one hundred fifty exploration wells or $1.5 million investment for the year ended November 30, 2014 and two hundred exploration wells or $2.0 million investment for the year ended November 30, 2015. Investment or drilling in excess of the minimum requirement in any year counts toward the following year’s requirements. The expansion of the agreement to the Tecolote project also terminated the Company’s right to exercise its lease option on the Los Finados project.

In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. (“CTI”), a subsidiary of Cameco (NYSE: CCJ) on the Los Finados project. The agreement with CTI included a three phase exploration program. In December 2012, the Company amended the agreement with CTI. The amendment extended the term of the exploration lease by two years to November 30, 2015 and included the same minimum exploration commitment terms as the Tecolote project for the phase four and phase five years ending November 30, 2014 and 2015, respectively. Under this agreement, CTI will fund the majority of the exploration costs and can earn up to a 70% interest in the project in consideration for its investment.

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

The surface estate on Section 17, Mancos Section 13 and Mancos Section 7 is owned by the United States Government and held in trust for the Navajo Nation. On those sections we have royalty obligations ranging from 5% to 6 1/4 % and a 2% overriding royalty obligation to the Navajo Nation for surface use agreements. The total royalties on Section 8 depend on the sales’ price of uranium. Aggregate royalties are potentially as much as 33% at the current price of uranium.

Permitting activities are currently ongoing on these properties. See further discussion of permitting activities in Note 13—“COMMITMENTS AND CONTINGENCIES”.

Crownpoint Property

The Crownpoint properties are located in the San Juan Basin, 22 miles northeast of our Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Properties consist of 640 gross and 556 net acres.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

West Largo and Roca Honda Properties

In March 1997, we acquired the fee interest in 177,000 acres in northwestern New Mexico. Several significant occurrences of uranium mineralization are known to be within this acreage, including a uranium mineralized property called West Largo and a uranium mineralized property called Roca Honda.

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

Juan Tafoya Property

In connection with the acquisition of Neutron Energy, Inc. we acquired the fee interest in 4,097 acres in northwestern New Mexico of fee (deeded) surface and mineral rights owned by the Juan Tafoya Land Corporation. The Juan Tafoya property is located approximately 45 miles west-northwest of the city of Albuquerque, and 25 miles northeast of the town of Laguna.

7. CONTRACT COMMITMENTS

Sales Contracts

In March 2006, we entered into new sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding the Tecolote/Los Finados project and a second large potential exploration plays). Uranium deliveries from the inception of the contracts through December 31, 2012 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

8. DEBT

Short Term Financing Facility

In December 2012 the Company completed a $5 million short term financing provided by RCF. The terms of the financing include an annualized interest rate of 10% payable quarterly and a loan establishment fee of $160,000. The loan establishment fee was paid in December 2012 by the issuance of 42,884 shares of common stock of the Company. The number of shares paid was determined based upon the volume weighted average price of the Company’s common stock for the 20 days ending November 29, 2012 ($3.73 per share). The maturity date for the financing was the earlier of (i) the date of the closing of the Shareholder Rights Offering and (ii) June 28, 2013.

Subsequent to year end 2012, in connection with the Shareholder Rights Offering, the Company repaid the RCF $5.0 million short term loan facility by issuing 1.96 million shares of the Company’s common stock to RCF. See Note 14—“Subsequent Events” for a description of the Shareholder Rights Offering.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

9. SHAREHOLDERS’ EQUITY

Equity Infusion—ATM Sales

On October 31, 2011, the Company entered into an ATM Sales Agreement with BTIG, pursuant to which the Company may sell from time to time, shares of its common stock through an “at-the-market” share offering program under its currently effective registration statement on Form S-3. The Company may sell up to $15,000,000 in aggregate offering price of its common stock through BTIG, acting as sales agent. On October 31, 2011, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the offering. The Company will pay BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement. The Company raised approximately $5.4 million of net proceeds in 2012 through the ATM Sales Agreement through the sale of 0.97 million shares of common stock. The Company raised approximately $325,000 of net proceeds in 2011 under the ATM Sales Agreement through the sale of 47,700 shares of common stock. The Company has a total of $9.0 million available for future sales under the ATM Sales Agreement.

Equity Infusion—Private Placement

The Company raised $10 million on March 9, 2012 in a private placement with Resource Capital Fund V L.P. (“RCF”). In connection with the transaction the Company sold 1.0 million shares of common stock at a price of $9.75 per share. The Company also raised $5 million on September 5, 2012 in a private placement with RCF. In this transaction the Company sold 0.97 million shares of common stock at a price of $5.16 per share. These capital transactions were conducted as a part of the acquisition for all of the outstanding shares of Neutron Energy, Inc. See Note 5—“Merger and Financing Agreement with Neutron Energy” for a description of these financings.

Equity Infusion—Public Offering

During 2010, the Company raised capital in June and July 2010 through two underwritten public offerings. Under the transactions, a total of 3.54 million shares of common stock were sold in the offering with net proceeds of approximately $19.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Deferred Compensation

The Company has Deferred Compensation Plans for the years 1999 to 2004 (the “Deferred Compensation Plans”) whereby executive officers and directors were permitted to defer up to 100% of their compensation for the years 1999-2004. The participants elected to receive the deferred amount in shares of our Common Stock valued at $8.00 per share. On January 11, 2011 the participants elected to receive restricted stock totaling 88,500 shares in lieu of the cash due under the deferred compensation plans.

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

Under the 1995 Stock Incentive Plan (the “1995 Plan”) all available and outstanding options have been granted and are currently exercisable. Under the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) a total of 175,000 shares may be issued upon exercise of options granted under the 2004 Plan. Employee stock options generally vest ratably over a 3 or 4 year time frame and have a contractual term of 10 years. At December 31, 2012, 120,800 shares were available for issuance from grants made under the 2004 Plan.

In June 2011, the Company’s Executive Chairman was granted options under the 2004 Plan to purchase a total of 1,667 shares of common stock at an exercise price of $17.30 per share. The stock option grant shares vest ratably over 4 years.

In December 2010, four officers of the Company were granted options under the 2004 Plan to purchase a total of 9,500 shares of the Company’s common stock at an exercise price of $32.90 per share. These options vested over one year and are fully vested at December 31, 2012.

In April 2010, five employees and one officer of the Company were granted options under the 2004 Plan to purchase a total of 8,500 shares of the Company’s common stock at an exercise price of $7.30 per share. These options vest ratably over 3 years.

2004 Directors’ Plan—Options

On June 2, 2004 the Company adopted the 2004 Directors’ Stock Option Plan (the “2004 Directors’ Plan”). Under the 2004 Directors’ Plan, each non-employee director on the date the Plan was adopted was granted an option to purchase 7,500 shares of Common Stock. Each non-employee Director elected or appointed to the Board of Directors for the first time will be granted an option to purchase 2,500 shares of Common Stock and each Non-Employee Director shall be granted an option to purchase 2,500 shares either, (a) upon his or her re-election at an annual meeting of the Company’s stockholders or (b) in any calendar year in which an annual meeting of shareholders is not held, on June 1 of such year.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

10. STOCK-BASED COMPENSATION PLANS (Continued)

In June 2010, the Directors’ Stock Option Plan was amended and restated (“Amended 2004 Directors’ Plan”) to allow for the directors to be issued stock options or restricted common shares as determined by the Company and increased the available shares to be granted to 250,000 shares. At December 31, 2012, 95,625 shares were available for future grants under the Amended 2004 Directors’ Plan.

In September 2012, Terence J. Cryan assumed the duties of the Company’s Interim President and CEO. In connection with this Mr. Cryan was granted options under the Amended 2004 Directors’ Plan to purchase 20,000 shares of the Company’s Common Stock at an exercise price of $5.20 per share. The stock options vest ratably 25% at the 6, 12, 18 and 24 month anniversary date of the date of grant.

At the June 2011 annual meeting of the stockholders, each of the non-employee directors of the Company was granted options under the Amended 2004 Directors’ Plan to purchase 5,000 shares of the Company’s common stock at an exercise price of $17.30 per share. The stock option grant shares vest ratably over 4 years.

In January 2010, a non-employee director was granted options under the 2004 Directors’ Plan to purchase 5,000 shares of the Company’s Common Stock at an exercise price of $7.60 per share. Effective September 30, 2010, the non-employee director resigned as a member of the Board of Directors. In connection with this change, the terms of the equity awards granted to him were modified whereby the vesting attributable to 25% of the 5,000 share stock option grant made on January 20, 2010 was accelerated to the date of his resignation and the exercise period was extended to September 30, 2012. In addition, the vesting attributable to 25% of the 5,000 share restricted stock grant made on June 3, 2010 was accelerated to the date of his resignation. The remaining unvested equity awards were forfeited upon his resignation. Additional stock compensation expense of $6,000 was recognized in 2010 in connection with the modifications of these options.

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

In June 2012, the Company’s Executive Chairman was granted 5,000 shares of restricted common stock of the Company at a value of $6.70 per share under the 2007 Plan. The restricted common stock vests ratably over 4 years.

In March 2012, 10,057 shares of restricted stock were granted to the Company’s President/CEO/COO in connection with the 2011 bonus program. All of these shares vested on the date of grant.

In March 2012, 5,670 shares of restricted stock were granted, respectively to executive officers of the Company in connection with the 2011 bonus program. All of these shares are scheduled to vest three years from the date of grant.

In June 2011, the Company’s Executive Chairman was granted 3,333 shares of restricted common stock of the Company at a value of $17.30 per share under the 2007 Plan. The restricted common stock vests ratably over 4 years.

On January 4, and April 1, 2010, 6,582 and 7,375 shares of restricted stock were granted, respectively to executive officers of the Company in connection with a cash conservation plan for 2010. All of these shares were scheduled to vest one year from the date of grant. On November 12, 2010, 2,000 restricted shares granted to the CEO were cancelled.

In September 2009, the Company hired Donald C. Ewigleben as the Company’s President, CEO and COO. In connection with the hire, the Company granted Mr. Ewigleben a total of 40,000 restricted shares of the Company’s common stock under the 2007 Plan. 10,000 of these shares vest on March 3, 2010; the remaining 30,000 shares vested 1/3 on each of September 3, 2010, 2011 and 2012. The vesting of the last 10,000 restricted shares is subject to certain annual performance objectives as specified in Mr. Ewigleben’s employment agreement. In connection with the 2010 and 2011 performance objectives, 2,000 and 1,667 restricted shares for Mr. Ewigleben were cancelled, respectively.

2004 Directors’ Plan—Restricted Shares

In September 2012, Terence J. Cryan assumed the duties of the Company’s Interim President and CEO. In connection with this Mr. Cryan was granted 5,000 shares of restricted common stock of the Company valued at $5.20 per share. The restricted stock vested 50% on the date of grant and 50% upon the hire of a permanent President and CEO of the Company.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

10. STOCK-BASED COMPENSATION PLANS (Continued)

At the June 2012 annual meeting of the stockholders, each of the non-employee directors of the Company was granted 5,000 shares of restricted common stock under the 2004 Directors’ Plan valued at $6.70 per share. The restricted common stock vests ratably over 4 years.

At the June 2011 annual meeting of the stockholders, each of the non-employee directors of the Company was granted 3,333 shares of restricted common stock under the 2004 Directors’ Plan valued at $17.30 per share. The restricted common stock vests ratably over 4 years.

At the June 2010 annual meeting of the stockholders, each of the non-employee directors of the Company was granted 5,000 shares of restricted common stock under the 2004 Directors’ Plan valued at $5.30 per share. Upon the resignation of one of the directors in September 2010, 25% of the 5,000 share was vested on the date of his resignation. The remaining unvested equity awards were forfeited upon his resignation.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

11. FEDERAL INCOME TAXES

The deferred federal income tax asset (liability) consists of the following:

	December 31,
	2012	2011	2010
	(Restated)	(Restated)	(Restated)
Property development costs-net of amortization	$12,230,000	$10,444,000	$11,090,000

Accelerated depreciation	(294,000)	(105,000)	(151,000)

Restoration reserves	(2,681,000)	(2,080,000)	(1,560,000)

Net operating loss carry-forwards utilized	996,000	143,000	—

Net operating loss and percentage depletion carry-forwards	57,724,000	39,496,000	34,766,000

Valuation allowance and other-net	(67,975,000)	(47,898,000)	(44,145,000)

Total deferred income tax asset (liability)	$—	$—	$—

Major items causing the Company’s tax provision to differ from the federal statutory rate of 34% were:

	For the Twelve Months Ended December 31,
	2012		2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Restated)		(Restated)		(Restated)
Pretax income (loss)	$(19,360,853)		$(11,065,842)		$(11,803,719)
Pretax income (loss) times statutory tax rate	(6,582,690)	34%	(3,762,386)	34%	(4,013,264)	34%
Increases (decreases) in taxes resulting from:
Change in valuation allowance	6,582,690	-34%	3,762,386	-34%	4,013,264	-34%
Income tax benefit	$—	0%	$—	0%	$—	0%

The Company also has available for regular federal income tax purposes at December 31, 2012 estimated net operating loss (“NOL”) carry-forwards of approximately $167 million, before limitations which expire primarily in 2013 through 2032, if not previously utilized. This includes approximately $29.6 million in NOL’s associated with the Neutron acquisition. Following the issuance of the Company’s Common Stock in 2001 and the Neutron acquisition in 2012, the ability to utilize the NOL’s will be severely limited on an annual and aggregate basis. For this reason, and due to no expectation of profitable operations in the near future, the NOL has a full valuation allowance and is not shown as a deferred tax asset in the table above.

The Company’s tax years ended 2006 to 2011 remain open to examination for Federal tax purposes.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

12. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2012	2011
Reserve for future restoration and reclamation costs (Asset Retirement Obligations), net of current portion of $1,160,000 and $1,227,000 in 2012 and 2011, respectively. (Note 3)	$3,337,679	$3,508,634
Royalties payable	500,000	500,000
	$3,837,679	$4,008,634

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

Temporary Access Agreement

In July 2012, the Company through its subsidiary HRI, and the Navajo Nation entered into a Temporary Access Agreement (the “Agreement”). Under the terms of the Agreement, HRI and its contractors may now access Section 8 through either Section 9 or 17 to support site visits by the Nuclear Regulatory Commission and to satisfy other administrative permitting and licensing requirements related to the Churchrock Project. The Agreement does not extend to construction-related or earth-disturbing activities. HRI has further agreed to remediate any radioactive contamination now existing on Sections 8 and 17 surface lands created by prior operators prior to commencing mining operations on Section 8. Under the terms and for the duration of this Agreement, HRI has agreed to the jurisdiction of the Navajo Nation with respect to the subject matter of the Agreement. HRI and the Nation are now actively engaged in settlement negotiations in order to determine effective compliance with the remediation requirement included in the Agreement, including applicable clean-up standards, enforcement, and waste disposal, and to address longer-term surface access to the entire licensed Project site consistent with applicable law. If further agreement with the Nation is not reached, our development plan could be materially adversely affected.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012 AND 2011

13. COMMITMENTS AND CONTINGENCIES (Continued)

Registration Statement

In connection with our May 2008 private placement, the Company executed a registration rights agreement pursuant to which the shares issued in the private placement were registered. The registration rights agreement provides for penalties in the event the registration statement fails to remain effective. At December 31, 2012, the Company’s registration statement was and remains effective.

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

14. SUBSEQUENT EVENT

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

In March, 2013 the Company completed a Shareholder Rights Offering (the “Rights Offering”) which raised $8.9 million through the sale of 3.5 million shares of the Company’s common stock. In connection with the Rights Offering, $5.0 million was used to repay the RCF short term loan facility and RCF was issued 1.96 million shares of the Company’s common stock bringing their ownership percentage in the Company to 32.8%. Under the Rights Offering, each URI shareholder and warrant holder received one non-transferrable subscription right for each share of common stock owned or subject to a warrant as of 5:00pm ET on January 28, 2013 (the “Record Date”). Every subscription right entitled the holder to purchase 0.3119 of a share of common stock of URI at a price of $2.55 per whole share. In December 2012, URI and RCF entered into a standby purchase agreement pursuant to which RCF agreed, subject to certain conditions, to participate in the Rights Offering and to exercise rights so that total proceeds to the Company would equal at least $8.0 million.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of March 1, 2012, by and among Uranium Resources, Inc., URI Merger Corporation and Neutron Energy, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 7, 2012).

3.1

Restated Certificate of Incorporation of the Company, dated February 15, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed July 26, 2004, SEC File No. 333-117653).

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K/A filed on December 7, 2007).
3.1.2

Second Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2013).

3.2	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
4.1

Stockholders’ Agreement, dated as of March 1, 2012, by and between Uranium Resources, Inc. and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 7, 2012).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 19, 2008).
4.3

Registration Rights Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 7, 2012)

10.1*	Amended and Restated 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed July 26, 2004, SEC File No. 333-117653).
10.2*	Uranium Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).
10.3*	Uranium Resources, Inc. 2007 Restricted Stock Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).
10.4*

Amended and Restated 2004 Directors’ Stock Option Plan dated April 10, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed April 11, 2007, SEC File No. 333-133960)

10.5*

Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan dated April 1, 2010 (incorporated by reference to Exhibit 10.43.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.6*

Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7*

Compensation Agreement dated June 2, 1997 between the Company and Richard A. Van Horn (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.8*

Compensation Agreement dated June 2, 1997 between the Company and Thomas H. Ehrlich (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.9*

Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.10*	Letter Agreement dated September 3, 2009 between the Company and Donald C. Ewigleben (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2009).
10.11

Shareholder Voting Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and certain specified shareholders of Neutron Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2012).

10.12

Release Agreement, dated as of March 1, 2012, by and between Kelsey Boltz, Gary Huber, James Graham, Edward Topham, John K. Campbell, Jerry Nelson, Henry G. Grundstedt, and Carolyn C. Loder , Neutron Energy, Inc. and Uranium Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2012).

E-1

10.13

Settlement Agreement, dated as of March 1, 2012, by and among Nuclear Fuel Cycle Consulting, LLC, Neutron Energy, Inc. and Uranium Resources, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 7, 2012).

10.14

Investment Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc., Neutron Energy, Inc. and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 7, 2012).

10.15

Credit and Funding Agreement, dated as of March 1, 2012, by and among Neutron Energy, Inc., Cibola Resources LLC and Uranium Resources, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 7, 2012).

10.16

Pledge and Security Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and Neutron Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 7, 2012).

10.17

Forbearance and Debt Conversion Agreement, dated as of March 1, 2012, by and among RMB Australia Holdings, Ltd., RMB Resources, Inc., Uranium Resources, Inc., Neutron Energy, Inc. and Cibola Resources, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 7, 2012).

10.18

Intercreditor Agreement, dated as of March 1, 2012, by and among RMB Australia Holdings, Ltd., Uranium Resources, Inc., Neutron Energy, Inc., Cibola Resources, LLC and RMB Resources, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 7, 2012).

10.19

Amended and Restated Uranium Supply Contract between Itochu Corporation and Uranium Resources, Inc. effective March 1, 2006 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.20

Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.21	Consulting Services Agreement with RMG Consulting, LLC dated October 1, 2010 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 4, 2010).
10.22

Uranium Mining Lease option Agreement dated December 1, 2010 between URI, Inc. and The John G. and Marie Stella Kenedy Memorial Foundation (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.23	Exploration Agreement dated May 10, 2011 between URI, Inc. and Cameco Texas, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 13, 2011).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Behre Dolbear & Company (USA), Inc.
23.3	Consent of Broad Oak Associates.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the annual report on Form 10-K/A of Uranium Resources, Inc. for the year ended December 31, 2012, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*                                         Indicates management contract or compensatory plan or arrangement.

E-2