Form 10-Q/A
period 2013-03-31
URANIUM RESOURCES INC /DE/
filed 2013-12-17
CIK 839470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

This Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-Q/A”) amends and restates the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as originally filed with the SEC on May 10, 2013 (the “Original Form 10-Q”). This Amendment amends and restates the Company’s consolidated financial statements and related disclosures as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 by reclassifying costs from property, plant and equipment to mineral property expenses. The impact of the restatement is more fully described in Note 3 to the consolidated financial statements contained in this Amendment. Concurrently with the filing of this Amendment, the Company is also filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 to amend and restate the Company’s consolidated financial statements and related disclosures as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012. As a result of the restatement, management has re-evaluated and amended its conclusions regarding the Company’s disclosure controls and procedures and internal control over financial reporting as contained in Item 4 of Part I.

In addition, URI management has also determined, consistent with Industry Guide 7, to disclose mineralized material in terms of tons and grade only in its filings with the SEC. Accordingly, the Company will no longer disclose pounds of mineralized uranium material contained in the ground, and this Amendment removes all such disclosure. The following items of the Original Form 10-Q have been modified or revised in this Form 10-Q/A to reflect the restatement and other changes identified above:

•                  Part I, Item 1. “Financial Statements”;

•                  Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•                  Part I, Item 4. “Controls and Procedures”.

The Company’s principal executive officer and principal financial officer have also provided currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Amendment.

This Amendment sets forth the Original Form 10-Q in its entirety, except as required to reflect the effects of the restatement and other changes identified above. Except for disclosures affected by the restatement and other changes, this Amendment speaks as of the original filing date of the Original Form 10-Q and does not modify or update other disclosures in the Original Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Original Form 10-Q.

This Amendment should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012 and all filings made with the SEC subsequent to the original filing date of the Form 10-K, together with any amendments to those filings, including the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended  June 30, 2013 and September 30, 2013, as filed with the SEC on December 17, 2013.

URANIUM RESOURCES, INC.

2013 FIRST QUARTERLY REPORT ON FORM 10-Q/A

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Uranium Resources, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
	(Restated)	(Restated)

ASSETS

Current Assets:
Cash and cash equivalents	$4,350,219	$4,664,596
Prepaid and other current assets	452,961	708,228
Total Current Assets	4,803,180	5,372,824

Property, plant and equipment, at cost:
Property, plant and equipment	100,031,128	100,058,667
Less accumulated depreciation, depletion and impairment	(65,404,296)	(65,318,921)
Net property, plant and equipment	34,626,832	34,739,746

Certificates of deposit, restricted	9,497,497	9,491,865
Total Assets	$48,927,509	$49,604,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,134,536	$1,331,888
Accrued liabilities	1,412,219	1,525,726
Note payable	—	5,000,000
Current portion of asset retirement obligations	1,003,049	1,160,378
Current portion of capital leases	78,980	112,140
Total Current Liabilities	3,628,784	9,130,132

Asset retirement obligations	3,375,957	3,337,679
Long-term debt	950,000	950,000
Long-term capital leases, less current portion	10,972	17,582
Total Liabilities	7,965,713	13,435,393

Shareholders’ Equity:
Common stock, 200,000,000 shares authorized, $.001 par value; 19,821,681 and 16,150,161 shares issued and outstanding, respectively	19,825	16,154
Paid-in capital	216,601,079	207,338,549
Accumulated deficit	(175,649,690)	(171,176,243)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)
Total Shareholders’ Equity	40,961,796	36,169,042

Total Liabilities and Shareholders’ Equity	$48,927,509	$49,604,435

Commitments and contingencies (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uranium Resources, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)

Revenues:	$—	$—

Cost of uranium sales:
Operating expenses	687,217	220,408
Mineral property expenses	421,760	629,910
Accretion/amortization of asset retirement obligations	97,435	23,119
Depreciation and depletion	75,899	116,322
Impairment of uranium properties	279,429	268,923
Total cost of uranium sales	1,561,740	1,258,682

Loss from operations before corporate expenses	(1,561,740)	(1,258,682)
Corporate expenses:
General and administrative	2,635,236	3,013,136
Depreciation	45,979	31,884
Total corporate expenses	2,681,215	3,045,020

Loss from operations	(4,242,955)	(4,303,702)

Other income and expense:
Interest expense	(239,718)	(3,547)
Interest and other income, net	9,226	97,584
Net loss	$(4,473,447)	$(4,209,665)
Basic and diluted net loss per common share	$(0.26)	$(0.43)
Average weighted shares outstanding	17,308,089	9,804,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uranium Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)

Operating activities:
Net loss	$(4,473,447)	$(4,209,665)
Reconciliation of net loss to cash used in operations:
Accretion/amortization of asset retirement obligations	97,435	23,119
Depreciation and depletion	121,878	148,206
Impairment of uranium properties	279,429	268,923
Decrease in restoration and reclamation accrual	(489,153)	(430,185)
Stock compensation expense	244,985	192,818
Other non-cash items, net	—	609
Effect of changes in operating working capital items:
(Increase) decrease in receivables	276,801	(280,911)
(Increase) in prepaid and other current assets	(21,534)	(12,952)
Increase in payables, accrued liabilities and deferred credits	76,474	1,157,389
Net cash used in operating activities	(3,887,132)	(3,142,649)

Cash flows from investing activities:
Increase in certificates of deposit, restricted	(5,632)	(36,474)
Increase in note receivable	—	(917,457)
Additions to uranium properties	(15,726)	(361,426)
Net cash used in investing activities	(21,358)	(1,315,357)

Cash flows from financing activities:
Payments on borrowings	(39,770)	(15,638)
Issuance of common stock, net	3,633,883	11,490,753
Net cash provided by financing activities	3,594,113	11,475,115

Net increase (decrease) in cash and cash equivalents	(314,377)	7,017,109
Cash and cash equivalents, beginning of period	4,664,596	2,890,263
Cash and cash equivalents, end of period	$4,350,219	$9,907,372

Non-cash transactions:
Issuance of common stock for short term loan principal and interest payment	$5,095,833	$—
Issuance of common stock for services	$291,500	$—
Issuance (forfeiture) of restricted stock issued to employee	$48	$(16)

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2012 Annual Report on Form 10-K/A. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2013.

3. RESTATEMENT

The Company determined that the capitalization of development costs primarily on its New Mexico mineral properties and to a lesser extent on its South Texas mineral properties was not in accordance with U.S. GAAP.  As a result, the Company has amended and restated its consolidated financial statements for the years ended December 31, 2012, 2011 and 2010, to reflect a cumulative adjustment to mineral property expenditures of $8,974,000 up to December 31, 2012.  These adjustments to property expenditures were previously capitalized as property, plant and equipment.

The Company has also restated the March 31, 2013 and 2012 interim financial statements to expense certain costs previously capitalized as mineral property development costs. The Company has determined that its capitalization of these expenditures was not in accordance with U.S. GAAP.  As a result, the Company has amended and restated the interim consolidated balance sheet as of March 31, 2013 to expense $323,000 of costs incurred during the three months ended March 31, 2013 that were previously capitalized as development costs to mineral property expenses.  The interim condensed consolidated statements of operations for the three month periods ended March 31, 2013 and 2012 were amended and restated to expense $323,000 and $603,000, respectively, of costs previously capitalized as development costs to mineral property expenses.  Corresponding changes were made to the interim condensed statements of cash flows for the three months ended March 31, 2013 and 2012.

Consolidated Balance Sheet

	March 31, 2013
	As Reported	Adjustment	As Restated
	$	$	$

Assets
Property, plant and equipment	109,328,318	(9,297,190)	100,031,128
Total Assets	58,224,699	(9,297,190)	48,927,509
Shareholders’ equity
Accumulated deficit	(166,352,500)	(9,297,190)	(175,649,690)
Total shareholders’ equity	50,258,986	(9,297,190)	40,961,796
Total liabilities and shareholders’ equity	58,224,699	(9,297,190)	48,927,509

Consolidated Statement of Operations

	Three Months Ended March 31, 2013
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenses	98,905	322,855	421,760
Total cost of uranium sales	1,238,885	322,855	1,561,740
Loss from operations before corporate expenses	(1,238,885)	(322,855)	(1,561,740)
Loss from operations	(3,920,100)	(322,855)	(4,242,955)
Net Loss	(4,150,592)	(322,855)	(4,473,447)
Basic and diluted net loss per common share	(0.24)	(0.02)	(0.26)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2013
	As Reported	Adjustment	As Restated
	$	$	$

Net Loss	(4,150,592)	(322,855)	(4,473,447)
Additions to uranium properties	(338,581)	322,855	(15,726)

Consolidated Statement of Operations

	Three Months Ended March 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenses	26,715	603,195	629,910
Total cost of uranium sales	655,487	603,195	1,258,682
Loss from operations before corporate expenses	(655,487)	(603,195)	(1,258,682)
Loss from operations	(3,700,507)	(603,195)	(4,303,702)
Net Loss	(3,606,470)	(603,195)	(4,209,665)
Basic and diluted net loss per common share	(0.37)	(0.06)	(0.43)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Net Loss	(3,606,470)	(603,195)	(4,209,665)
Additions to uranium properties	(964,621)	603,195	(361,426)

4. LIQUIDITY

The Company had negative cash flow from operations of $3.9 million for the first quarter of 2013.  Our cash position was $4.4 million at March 31, 2013 and $7.9 million at April 30, 2013. During April 2013, the Company paid certain expenditures that are annual or quarterly in nature or are non-recurring costs; such payments totaled approximately $840,000. The Company is not currently commercially producing uranium and as such does not anticipate generating any significant sales revenues in 2013.

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

5. PROPERTY, PLANT AND EQUIPMENT

Certain of the balances presented below have been restated as described in Note 3:

	Property, Plant and
	Equipment, net at:
	3/31/2013	12/31/2012
	(Restated)	(Restated)

Uranium plant	$9,505,000	$9,532,000
Permits and licenses	174,000	174,000
Mineral rights and properties	20,873,000	20,872,000
Evaluation and delineation	2,022,000	2,022,000
Vehicles/depreciable equipment	1,390,000	1,435,000
Other property, plant and equipment	663,000	705,000
Total	$34,627,000	$34,740,000

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

6. CONTRACT COMMITMENTS

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

7. SHAREHOLDERS’ EQUITY

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

The following table details the changes in shareholders’ equity for the quarter ended March 31, 2013:

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock
Balances, December 31, 2012, as reported	16,150,161	$16,154	$207,338,549	$(162,201,908)	$(9,418
Prior period adjustments	—	—	—	(8,974,335)	—
Balances, December 31, 2012, as restated	16,150,161	16,154	207,338,549	(171,176,243)	(9,418)
Net loss, as restated	—	—	—	(4,473,447)	—
Stock compensation expense	—	—	244,985	—	—
Common stock issued — payment of loan principal and interest	1,992,127	1,992	5,093,841	—	—
Common stock issued — shareholder rights offering	1,547,843	1,548	3,632,335	—	—
Common stock issued for services	83,200	83	291,417	—	—
Restricted stock issuance	48,350	48	(48)	—	—
Balances, March 31, 2013, as restated	19,821,681	$19,825	$216,601,079	$(175,649,690)	$(9,418)

See Note 8 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuance.

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

8. STOCK BASED COMPENSATION

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

Compensation Agreements

The Company has entered into Compensation Agreements with the certain of the Executive Officers of the Company, that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of twenty-four months following such change in control. The Compensation Agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.  In March 2013, the Company entered into an Employment Agreement with the CEO/President of the Company with a one year term.  In the event his employment is terminated following a change in control, he would be entitled to two year’s base salary payable in a lump sum within 30 days after his termination date. In the event the Company terminates the Employment Agreement during its term, other than for cause or elects not to renew the Employment Agreement at the conclusion of its term, he would be entitled to one year’s base salary payable in a lump sum within 30 days after his termination date.

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

This Item 2 contains “forward looking statements.” These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other matters. The words “believes,” “expects,” “projects,” “targets,” “estimates” or similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures and the risks set forth herein and in the Company’s 2012 Annual Report on Form 10-K/A under the caption “Risk Factors.”

Restatement and Revision of Previously Reported Consolidated Financial Information

This Item 2 has been amended and restated to give effect to the restatement of our previously issued consolidated financial statements and related disclosures as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012, and our unaudited condensed consolidated financial statements as of and for the quarters ended March 31, 2012 and 2013. The Company historically capitalized development costs after confirmation of the existence of a commercially minable uranium deposit. After discussions with the Staff of the SEC, URI management determined that the Company’s capitalization practices were not in conformance with the SEC’s Industry Guide 7, which allows capitalization of development costs only after proven or probable reserves have been declared. This Amendment amends and restates the Company’s consolidated financial statements by reclassifying costs from property, plant and equipment to mineral property expenses. The impact of the restatement is more fully described in Note 3 to the condensed consolidated financial statements contained elsewhere in this quarterly report.

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

Mineral Property Expenses. During the first quarter of 2013 and 2012 we incurred mineral property expenses of $422,000 and $630,000, respectively, which were primarily for the Company’s New Mexico properties.  For the three months ended March 31, 2013, these costs were primarily for land holding costs on the Elizabeth and West Endy properties ($127,000), permitting costs on the Churchrock, Crownpoint and Juan Tafoya properties ($196,000) and exploration costs on other properties ($99,000).  For the three months ended March 31, 2012, these costs were primarily for plant and wellfield development costs on the Churchrock property ($448,000), permitting costs on the Churchrock and Crownpoint properties ($153,000) and exploration costs on other properties ($27,000).

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

Net Losses. For the three months ended March 31, 2013 and 2012, we had net losses of $4.5 million and $4.2 million, respectively.

Cash Flow. At March 31, 2013, we had a cash balance of approximately $4.4 million compared with $9.9 million at the same date in 2012.

In the first quarter of 2013, cash used in operations was $3.9 million. We used $21,000 in investing activities during the first quarter of 2013, which was primarily for property additions to our South Texas property. During the quarter, we had net cash generated from financing activities of $3.6 million, primarily from the $3.6 million in cash raised through the sale of the Company’s common stock in connection with the Shareholder Rights Offering that was completed in March 2013.

In the first quarter of 2012, cash used in operations was $3.1 million. We used $1.3 million in investing activities during the first quarter of 2012, which was primarily from a note receivable of $917,000 issued in March 2012, property, plant and equipment additions of $361,000 to our South Texas property, and $36,000 for additional restricted cash requirements.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K/A. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.  Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change to the information reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (Restated)

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the Company’s controls and procedures.

Prior to the filing of the Original Form 10-Q for the fiscal period covered by this report, the Company’s management, with the participation of the CEO and CFO of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. As described in Part II, Item 9A, “Management’s Report on Internal Control Over Financial Reporting (Restated)” included in the Form 10-K/A filed on December 17, 2013, the Company subsequently determined that there was a material weakness in its internal control over financial reporting as of December 31, 2012 due to the restatement described below and in Note 3 to the condensed consolidated financial statements included elsewhere in this quarterly report, and that such material weakness also existed as of March 31, 2013. As a result, the Company’s management, with the participation of the CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013, and the CEO and CFO of the Company concluded that, because of the material weakness in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012, we previously identified a material weakness in our internal control over financial reporting of certain costs capitalized as development costs at our New Mexico and Texas properties regarding the treatment of such costs under United States generally accepted accounting principles (“U.S. GAAP”) and Industry Guide 7, which do not allow for capitalization of costs on mineral properties which do not have proven or probable reserves declared.  As a result, management has restated the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2012 included in the Form 10-K/A.  The Company’s management believes that this incident is related to the interpretation of Industry Guide 7 and specific accounting literature under U.S. GAAP and is isolated. Management has taken steps to ensure that the Company’s accounting staff is knowledgeable about Industry Guide 7 and its application to the Company. Other than such steps, the Company’s management believes that no additional corrective action is necessary to remedy the material weakness, and the Company believes that the Company’s current accounting management has an appropriate level of accounting knowledge, experience and training commensurate with the Company’s financial reporting requirements.

Changes in Internal Controls

During the first three months ended March 31, 2013 no material changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K/A for the year ended December 31, 2012. The following updates and restates the description of certain legal proceedings to reflect developments during the three months ended March 31, 2013.

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

ITEM 1A. RISK FACTORS

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

The sales to Cormark, RCF and the former executive, each of which qualifies as an “accredited investor” as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), were made through offerings exempt from registration under Section 4(a)(2) of the Securities Act.

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

URANIUM RESOURCES, INC.
Dated: December 17, 2013	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer
Dated: December 17, 2013	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Company, dated February 15, 2004, as amended by the Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated March 29, 2006, and the Second Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated January 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.1

Second Amendment to Exploration Agreement, dated December 31, 2012, by and between the Company and Cameco Texas, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.2

Employment Agreement, dated March 12, 2013, between the Company and Christopher M. Jones (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

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

101

The following financial information from the quarterly report on Form 10-Q/A of Uranium Resources, Inc. for the quarter ended March 31, 2013, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.