Form 10-Q/A
period 2013-06-30
URANIUM RESOURCES INC /DE/
filed 2013-12-17
CIK 839470

UNITED STATES

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	19,820,258 as of August 13, 2013

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

This Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-Q/A”) amends and restates the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as originally filed with the SEC on August 13, 2013 (the “Original Form 10-Q”). This Amendment amends and restates the Company’s consolidated financial statements and related disclosures as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 by reclassifying costs from property, plant and equipment to mineral property expenses. The impact of the restatement is more fully described in Note 3 to the consolidated financial statements contained in this Amendment. Concurrently with the filing of this Amendment, the Company is also filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 to amend and restate the Company’s consolidated financial statements and related disclosures as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012. As a result of the restatement, management has re-evaluated and amended its conclusions regarding the Company’s disclosure controls and procedures and internal control over financial reporting as contained in Item 4 of Part I.

In addition, URI management has also determined, consistent with Industry Guide 7, to disclose mineralized material in terms of tons and grade only in its filings with the SEC. Accordingly, the Company will no longer disclose pounds of mineralized uranium material contained in the ground, and this Amendment removes all such disclosure. This Amendment also corrects an error in the number of shares of common stock outstanding as of June 30, 2013, as reflected in the consolidated financial statements contained in this Amendment, and as of August 13, 2013, as shown on the cover page. The correct number is 19,820,258 shares, as indicated in the consolidated financial statements and on the cover page of this Amendment.

The following items of the Original Form 10-Q have been modified or revised in this Form 10-Q/A to reflect the restatement and other changes identified above:

•                  the cover page;

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

This Amendment should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012 and all filings made with the SEC subsequent to the original filing date of the Original Form 10-K, together with any amendments to those filings, including the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2013 and September 30, 2013, as filed with the SEC on December 17, 2013.

URANIUM RESOURCES, INC.

2013 SECOND QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Uranium Resources, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$5,325,813	$4,664,596
Prepaid and other current assets	401,579	708,228
Total Current Assets	5,727,392	5,372,824

Property, plant and equipment, at cost:
Property, plant and equipment	99,919,035	100,058,667
Less accumulated depreciation, depletion and impairment	(65,466,430)	(65,318,921)
Net property, plant and equipment	34,452,605	34,739,746

Certificates of deposit, restricted	4,010,292	9,491,865
Total Assets	$44,190,289	$49,604,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$764,448	$1,331,888
Accrued liabilities	1,414,532	1,525,726
Note payable	—	5,000,000
Current portion of asset retirement obligations	887,257	1,160,378
Current portion of capital leases	40,431	112,140
Total Current Liabilities	3,106,668	9,130,132

Asset retirement obligations	3,455,798	3,337,679
Long-term debt	950,000	950,000
Long-term capital leases, less current portion	8,847	17,582
Total Liabilities	7,521,313	13,435,393

Shareholders’ Equity:
Common stock, 200,000,000 shares authorized, $.001 par value; 19,820,258 and 16,150,163 shares issued and outstanding, respectively	19,824	16,154
Paid-in capital	216,504,960	207,338,549
Accumulated deficit	(179,846,390)	(171,176,243)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)
Total Shareholders’ Equity	36,668,976	36,169,042

Total Liabilities and Shareholders’ Equity	$44,190,289	$49,604,435

Commitments and contingencies (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uranium Resources, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:	$—	$—	$—	$—

Cost of uranium sales:
Operating expenses	630,907	923,429	1,318,124	1,143,837
Mineral property expenses	1,002,569	1,604,130	1,424,329	2,234,040
Accretion/amortization of asset retirement obligations	97,435	23,624	194,870	46,743
Depreciation and depletion	73,919	110,996	149,818	227,318
Impairment of uranium properties	400,226	482,849	679,655	751,772
Total cost of uranium sales	2,205,056	3,145,028	3,766,796	4,403,710

Loss from operations before corporate expenses	(2,205,056)	(3,145,028)	(3,766,796)	(4,403,710)
Corporate expenses:
General and administrative	1,939,882	2,183,553	4,575,118	5,196,689
Depreciation	37,163	31,956	83,142	63,840
Total corporate expenses	1,977,045	2,215,509	4,658,260	5,260,529

Loss from operations	(4,182,101)	(5,360,537)	(8,425,056)	(9,664,239)

Other income and expense:
Interest expense	(9,908)	(3,121)	(249,626)	(6,668)
Interest and other income, net	(4,691)	129,593	4,535	227,177
Net loss	$(4,196,700)	$(5,234,065)	$(8,670,147)	$(9,443,730)
Basic and diluted net loss per common share	$(0.21)	$(0.49)	$(0.47)	$(0.92)
Average weighted shares outstanding	19,820,507	10,626,011	18,550,244	10,215,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uranium Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(Restated)	(Restated)
Operating activities:
Net loss	$(8,670,147)	$(9,443,730)
Reconciliation of net loss to cash used in operations:
Accretion/amortization of asset retirement obligations	194,870	46,743
Depreciation and depletion	232,960	291,158
Impairment of uranium properties	679,655	751,772
Decrease in restoration and reclamation accrual	(933,897)	(879,269)
Stock compensation expense	183,316	311,797
Other non-cash items, net	73,795	609
Effect of changes in operating working capital items:
(Increase) decrease in receivables	270,876	(83,354)
Decrease in prepaid and other current assets	35,773	46,242
Increase (decrease) in payables, accrued liabilities and deferred credits	(291,301)	1,672,138
Net cash used in operating activities	(8,224,100)	(7,285,894)

Cash flows from investing activities:
(Increase) decrease in certificates of deposit, restricted	5,481,573	(46,715)
Increase in note receivable	—	(3,156,765)
Additions to uranium properties	(115,244)	(978,867)
Net cash provided by (used in) investing activities	5,366,329	(4,182,347)

Cash flows from financing activities:
Payments on borrowings	(80,444)	(31,702)
Issuance of common stock, net	3,599,432	11,434,055
Net cash provided by financing activities	3,518,988	11,402,353

Net increase (decrease) in cash and cash equivalents	661,217	(65,888)
Cash and cash equivalents, beginning of period	4,664,596	2,890,263
Cash and cash equivalents, end of period	$5,325,813	$2,824,375

Non-cash transactions:
Issuance of common stock for short term loan principal and interest payment	$5,095,833	$—
Issuance of common stock for services	$291,500	$—
Issuance of restricted stock to employees and directors	$47	$341
Capital lease obligations	$—	$24,931

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2012 Annual Report on Form 10-KA. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2013.

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

The Company has also restated the March 31, 2013 and 2012 and the June 30, 2013and 2012 interim financial statements to expense certain costs previously capitalized as mineral property development costs. The Company has determined that its capitalization of these expenditures was not in accordance with U.S. GAAP.  As a result, the Company has amended and restated the interim consolidated balance sheet as of June 30, 2013 to expense $673,000 of costs incurred during the six month period ended June 30, 2013 that were previously capitalized as development costs to mineral property expenses.  The interim consolidated statements of operations for the six-month period ended June 30, 2013 and 2012 were amended and restated to expense $673,000 and $2,177,000, respectively, of costs previously capitalized as development costs to mineral property expenses.  Corresponding changes were made to the interim statements of cash flows for the six-months ended June 30, 2013 and 2012.

Consolidated Balance Sheet

	June 30, 2013
	As Reported	Adjustment	As Restated
	$	$	$
Assets
Property, plant and equipment	109,566,339	(9,647,304)	99,919,035
Total Assets	53,837,593	(9,647,304)	44,190,289
Shareholders’ equity
Accumulated deficit	(170,199,086)	(9,647,304)	(179,846,390)
Total shareholders’ equity	46,316,280	(9,647,304)	36,668,976
Total liabilities and shareholders’ equity	53,837,593	(9,647,304)	44,190,289

Consolidated Statement of Operations

	Three Months Ended June 30, 2013
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	652,455	350,114	1,002,569
Total cost of uranium sales	1,854,942	350,114	2,205,056
Loss from operations before corporate expenses	(1,854,942)	(350,114)	(2,205,056)
Loss from operations	(3,831,987)	(350,114)	(4,182,101)
Net loss	(3,846,586)	(350,114)	(4,196,700)

Basic and diluted net loss per common share	(0.19)	(0.02)	(0.21)

Consolidated Statement of Operations

	Six Months Ended June 30, 2013
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	751,360	672,969	1,424,329
Total cost of uranium sales	3,093,827	672,969	3,766,796
Loss from operations before corporate expenses	(3,093,827)	(672,969)	(3,766,796)
Loss from operations	(7,752,087)	(672,969)	(8,425,056)
Net loss	(7,997,178)	(672,969)	(8,670,147)

Basic and diluted net loss per common share	(0.43)	(0.04)	(0.47)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2013
	As Reported	Adjustment	As Restated
	$	$	$
Net Loss	(7,997,178)	(672,969)	(8,670,147)
Additions to uranium properties	(788,213)	672,969	(115,244)

Consolidated Statement of Operations

	Three Months Ended June 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	30,744	1,573,386	1,604,130
Total cost of uranium sales	1,571,642	1,573,386	3,145,028
Loss from operations before corporate expenses	(1,571,642)	(1,573,386)	(3,145,028)
Loss from operations	(3,787,151)	(1,573,386)	(5,360,537)
Net Loss	(3,660,679)	(1,573,386)	(5,234,065)
Basic and diluted net loss per common share	(0.34)	(0.15)	(0.49)

Consolidated Statement of Operations

	Six Months Ended June 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$
Mineral property expenses	57,459	2,176,581	2,234,040
Total cost of uranium sales	2,227,129	2,176,581	4,403,710
Loss from operations before corporate expenses	(2,227,129)	(2,176,581)	(4,403,710)
Loss from operations	(7,487,658)	(2,176,581)	(9,664,239)
Net loss	(7,267,149)	(2,176,581)	(9,443,730)
Basic and diluted net loss per common share	(0.71)	(0.21)	(0.92)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$
Net loss	(7,267,149)	(2,176,581)	(9,443,730)
Additions to uranium properties	(3,155,448)	2,176,581	(978,867)

4. LIQUIDITY

The Company had negative cash flow from operations of $8.2 million for the six months ended June 30, 2013. Our cash position was $5.3 million at June 30, 2013 and $4.25 million at July 31, 2013. The Company is not currently commercially producing uranium and, as such, does not anticipate generating any significant sales revenues in 2013.

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

5. PROPERTY, PLANT AND EQUIPMENT

Certain of the balances presented below have been restated as described in Note 3:

	Property, Plant and
	Equipment, net at:
	6/30/2013	12/31/2012
	(Restated)	(Restated)
Uranium plant	$9,478,000	$9,532,000
Permits and licenses	174,000	174,000
Mineral rights and properties	20,874,000	20,872,000
Evaluation and delineation	2,022,000	2,022,000
Vehicles/depreciable equipment	1,273,000	1,435,000
Other property, plant and equipment	632,000	705,000
Total	$34,453,000	$34,740,000

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

The following table details the changes in shareholders’ equity for the six months ended June 30, 2013:

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock
				(Restated)

Balances, December 31, 2012, as reported	16,150,163	$16,154	$207,338,549	$(162,201,908)	$(9,418)
Prior period adjustment	—	—	—	(8,974,335)	—

Balances, December 31, 2012, as restated	16,150,163	16,154	207,338,549	(171,176,243)	(9,418)
Net loss, as restated	—	—	—	(8,670,147)	—
Stock compensation expense	—	—	183,316	—	—
Common stock issued — payment of loan principal and interest	1,992,127	1,992	5,093,841	—	—
Common stock issued — shareholder rights offering	1,547,843	1,548	3,597,884	—	—
Common stock issued for services	83,200	83	291,417	—	—
Restricted stock issuance	46,925	47	(47)	—	—
Balances, June 30, 2013, as restated	19,820,258	$19,824	$216,504,960	$(179,846,390)	$(9,418)

See Note 7 — Stock Based Compensation for further discussion of stock compensation expense and restricted stock issuance.

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

9. EARNINGS PER SHARE

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

10. COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

The Company has entered into employment agreements with the certain of the Executive Officers of the Company, that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of twenty-four months following such change in control. The employment agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.

In March 2013, the Company entered into a Employment Agreement with the Company’s new President and Chief Executive Officer with a one-year term. In the event his employment is terminated following a change in control, he would be entitled to two year’s base salary payable in a lump sum within 30 days after his termination date. In the event the Company terminates the Employment Agreement during its term, other than for cause or elects not to renew the Employment Agreement at the conclusion of its term, he would be entitled to one year’s base salary payable in a lump sum within 30 days after his termination date.

In June 2013, the Company entered into a Employment Agreement with the Company’s new Vice President — Finance and Chief Financial Officer with a one-year term.  In the event his employment is terminated following a change in control, he would be entitled to one year’s base salary payable in a lump sum within 30 days after his termination date. In the event the Company terminates the Employment Agreement during its term, other than for cause or elects not to renew the Employment Agreement at the conclusion of its terms, he would be entitled to six month’s base salary payable in a lump sum within 30 days after his termination date.

11. SUBSEQUENT EVENT

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

Restatement and Revision of Previously Reported Consolidated Financial Information

This Item 2 has been amended and restated to give effect to the restatement of our previously issued consolidated financial statements and related disclosures as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012, and our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2013. The Company historically capitalized development costs after confirmation of the existence of a commercially minable uranium deposit. After discussions with the Staff of the SEC, URI management determined that the Company’s capitalization practices were not in conformance with the SEC’s Industry Guide 7, which allows capitalization of development costs only after proven or probable reserves have been declared. This Amendment amends and restates the Company’s consolidated financial statements by reclassifying costs from property, plant and equipment to mineral property expenses. The impact of the restatement is more fully described in Note 3 to the condensed consolidated financial statements contained elsewhere in this quarterly report.

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

Mineral Property Expenses

For the three-months ended June 30, 2013 and 2012 we incurred mineral property expenses of $1,003,000 and $1,604,000, respectively, which were primarily for the Company’s New Mexico properties.  For the three-months ended June 30, 2013, these costs were primarily for land holding costs on the Elizabeth, East Roca Honda, Mesa Redonda, Hogan and West Endy properties ($250,000), permitting costs on the Churchrock, Crownpoint, Cebolleta and Juan Tafoya properties ($100,000) and exploration costs on other properties ($653,000).  For the three-months ended June 30, 2012, these costs were primarily for land holding costs on the Churchrock property and the Marshall property in Texas ($730,000), plant and wellfield development costs on the Churchrock property ($755,000), permitting costs on the Churchrock and Crownpoint properties ($88,000) and exploration costs on other properties ($31,000).

During the first half of 2013 and 2012 we incurred mineral property expenses of $1,424,000 and $2,234,000, respectively, which were primarily for the Company’s New Mexico properties.  For the six months ended June 30, 2013, these costs were primarily for land holding costs on the Elizabeth, East Roca Honda, Mesa Redonda, Hogan and West Endy properties ($377,000), permitting costs on the Churchrock, Crownpoint, Cebolleta and Juan Tafoya properties ($296,000) and exploration costs on other properties ($751,000).  For the six-months ended June 30, 2012, these costs were primarily for land holding costs on the Churchrock property and the Marshall property in Texas ($732,000), plant and wellfield development costs on the Churchrock property ($1,204,000), permitting costs on the Churchrock and Crownpoint properties ($241,000) and exploration costs on other properties ($57,000).

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

Net Losses

For the six months ended June 30, 2013 and 2012, we had net losses of $8.7 million and $9.4 million, respectively.

For the three months ended June 30, 2013 and 2012, we had net losses of $4.2 million and $5.2 million, respectively.

Cash Flow

At June 30, 2013, we had a cash balance of approximately $5.3 million, compared with $2.8 million at the same date in 2012.

In the first six months of 2013, we had cash used in operations of $8.2 million. Cash provided by investing activities was $5.4 million, the result of $5.5 million of restricted cash returned to the Company, less $115,000 in property additions. During the period, we had net cash generated from financing activities of $3.5 million, resulting from the $3.6 million in cash raised through the sale of the Company’s common stock in connection with the Shareholder Rights Offering that was completed in March 2013.

In the first six months of 2012, we had cash used in operations of $7.3 million. We used $4.2 million in investing activities during the first half of 2012 which was primarily from the funding of Neutron administrative and development activities in connection with the merger agreement provisions of $3.2 million and additions made to our South Texas and New Mexico property, plant and equipment of $1.0 million during the period. These expenditures were primarily for land and mineral lease payments and plant construction in Texas during the period.

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

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. As described in Part II, Item 9A, “Management’s Report on Internal Control Over Financial Reporting (Restated)” included in the Form 10-K/A filed on December 17, 2013, the Company subsequently determined that there was a material weakness in its internal control over financial reporting as of December 31, 2012 due to the restatement described below and in Note 3 to the condensed consolidated financial statements included elsewhere in this quarterly report, and that such material weakness also existed as of June 30, 2013. As a result, the Company’s management, with the participation of the CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013, and the CEO and CFO of the Company concluded that, because of the material weakness in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012, we previously identified a material weakness in our internal control over financial reporting of certain costs capitalized as development costs at our New Mexico and Texas properties regarding the treatment of such costs under United States generally accepted accounting principles (“U.S. GAAP) and Industry Guide 7, which do not allow for capitalization of costs on mineral properties which do not have proven or probable reserves declared.  As a result, management has restated the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2012 included in the Form 10-K/A.  The Company’s management believes that this incident is related to the interpretation of Industry Guide 7 and specific accounting literature under U.S. GAAP and is isolated. Management has taken steps to ensure that the Company’s accounting staff is knowledgeable about Industry Guide 7 and its application to the Company. Other than such steps, the Company’s management believes that no additional corrective action is necessary to remedy the material weakness, and the Company believes that the Company’s current accounting management has an appropriate level of accounting knowledge, experience and training commensurate with the Company’s financial reporting requirements.

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
10.5

Employment Agreement, effective June 14, 2013, between the Company and Jeffrey L. Vigil (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.6

Separation Agreement and General Release dated June 6, 2013, between the Company and Mathew F. Lueras (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

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