Form 10-Q/A
period 2013-09-30
URANIUM RESOURCES INC /DE/
filed 2013-12-17
CIK 839470

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	19,820,258 as of October 28, 2013

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

This Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-Q/A”) amends and restates the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as originally filed with the SEC on October 28, 2013 (the “Original Form 10-Q”). This Amendment amends and restates the Company’s consolidated financial statements and related disclosures as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 by reclassifying costs from property, plant and equipment to mineral property expenses. The impact of the restatement is more fully described in Note 3 to the consolidated financial statements contained in this Amendment. Concurrently with the filing of this Amendment, the Company is also filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 to amend and restate the Company’s consolidated financial statements and related disclosures as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012. As a result of the restatement, management has re-evaluated and amended its conclusions regarding the Company’s disclosure controls and procedures and internal control over financial reporting as contained in Item 4 of Part I.

In addition, URI management has also determined, consistent with Industry Guide 7, to disclose mineralized material in terms of tons and grade only in its filings with the SEC. Accordingly, the Company will no longer disclose pounds of mineralized uranium material contained in the ground, and this Amendment removes all such disclosure. This Amendment also corrects an error in the number of shares of common stock outstanding as of  September 30, 2013, as reflected in the consolidated financial statements contained in this Amendment, and as of October 28, 2013, as shown on the cover page. The correct number is 19,820,258 shares, as indicated in the consolidated financial statements and on the cover page of this Amendment.

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

This Amendment should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012 and all filings made with the SEC subsequent to the original filing date of the Form 10-K, together with any amendments to those filings, including the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2013 and June 30, 2013, as filed with the SEC on December 17, 2013.

URANIUM RESOURCES, INC.

2013 THIRD QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Uranium Resources, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
	(Restated)	(Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$2,006,833	$4,664,596
Prepaid and other current assets	466,970	708,228
Total Current Assets	2,473,803	5,372,824

Property, plant and equipment, at cost:
Property, plant and equipment	99,891,946	100,058,667
Less accumulated depreciation, depletion and impairment	(65,544,841)	(65,318,921)
Net property, plant and equipment	34,347,105	34,739,746

Certificates of deposit, restricted	4,010,850	9,491,865
Total Assets	$40,831,758	$49,604,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$397,479	$1,331,888
Accrued liabilities	1,840,951	1,525,726
Note payable	—	5,000,000
Current portion of asset retirement obligations	502,472	1,160,378
Current portion of capital leases	19,861	112,140
Total Current Liabilities	2,760,763	9,130,132

Asset retirement obligations	3,602,252	3,337,679
Long-term debt	950,000	950,000
Long-term capital leases, less current portion	6,688	17,582
Total Liabilities	7,319,703	13,435,393

Shareholders’ Equity:
Common stock, 200,000,000 shares authorized, $.001 par value; 19,820,258 and 16,150,163 shares issued and outstanding, respectively	19,824	16,154
Paid-in capital	216,620,930	207,338,549
Accumulated deficit	(183,119,281)	(171,176,243)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)
Total Shareholders’ Equity	33,512,055	36,169,042

Total Liabilities and Shareholders’ Equity	$40,831,758	$49,604,435

Commitments and contingencies (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uranium Resources, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:	$—	$—	$—	$—

Cost of uranium sales:
Operating expenses	568,033	776,764	1,886,157	1,920,601
Mineral property expenses	371,984	981,657	1,796,313	3,215,697
Accretion/amortization of asset retirement obligations	97,435	22,673	292,305	69,416
Depreciation and depletion	76,089	91,319	225,907	318,637
Impairment of uranium properties	3,701	296,628	683,356	1,048,400
Total cost of uranium sales	1,117,242	2,169,041	4,884,038	6,572,751

Loss from operations before corporate expenses	(1,117,242)	(2,169,041)	(4,884,038)	(6,572,751)
Corporate expenses:
General and administrative	2,174,862	2,994,663	6,749,980	8,191,352
Depreciation	32,631	40,911	115,773	104,751
Total corporate expenses	2,207,493	3,035,574	6,865,753	8,296,103

Loss from operations	(3,324,735)	(5,204,615)	(11,749,791)	(14,868,854)

Other income and expense:
Interest expense	(3,859)	(6,055)	(253,485)	(12,723)
Interest and other income, net	55,703	20,501	60,238	247,678
Net loss	$(3,272,891)	$(5,190,169)	$(11,943,038)	$(14,633,899)
Basic and diluted net loss per common share	$(0.16)	$(0.42)	$(0.63)	$(1.34)
Average weighted shares outstanding	19,820,258	12,413,476	18,995,957	10,953,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uranium Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(Restated)	(Restated)
Operating activities:
Net loss	$(11,943,038)	$(14,633,899)
Reconciliation of net loss to cash used in operations:
Accretion/amortization of asset retirement obligations	292,305	69,416
Depreciation and depletion	341,680	423,388
Impairment of uranium properties	683,356	1,048,400
Decrease in restoration and reclamation accrual	(1,269,663)	(1,299,806)
Stock compensation expense	299,286	373,838
Other non-cash items, net	73,875	73,932
Effect of changes in operating working capital items:
(Increase) decrease in receivables	258,532	(140,228)
Increase in prepaid and other current assets	(17,274)	(125,058)
Increase (decrease) in payables, accrued liabilities and deferred credits	(231,931)	668,089
Net cash used in operating activities	(11,512,872)	(13,541,928)

Cash flows from investing activities:
Decrease in certificates of deposit, restricted	5,481,015	167,855
Additions to uranium properties	(122,165)	(1,132,294)
Acquisition of Neutron Energy, Inc.	—	(3,677,133)
Net cash provided by (used in) investing activities	5,358,850	(4,641,572)

Cash flows from financing activities:
Payments on borrowings	(103,173)	(56,775)
Issuance of common stock, net	3,599,432	19,328,360
Net cash provided by financing activities	3,496,259	19,271,585

Net increase (decrease) in cash and cash equivalents	(2,657,763)	1,088,085
Cash and cash equivalents, beginning of period	4,664,596	2,890,263
Cash and cash equivalents, end of period	$2,006,833	$3,978,348

Non-cash transactions:
Issuance of common stock for short term loan principal and interest payment	$5,095,833	$—
Issuance of common stock for services	$291,500	$—
Issuance of restricted stock to employees and directors	$47	$391
Issuance of common stock to acquire Neutron Energy, Inc.	$—	$16,650,000
Capital lease obligations	$—	$106,154

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

The Company has also restated the March 31, 2013 and June 30, 2013 interim condensed consolidated financial statements to expense certain costs previously capitalized as mineral property development costs. The Company has determined that its capitalization of these expenditures was not in accordance with U.S. GAAP.  As a result, the Company has amended and restated the interim condensed consolidated balance sheet as of September 30, 2013 to expense $762,000 of costs incurred during the nine-months ended September 30, 2013 that were previously capitalized as development costs to mineral property expenses, and reverse impairment costs recorded in the amount of $766,000.  The interim condensed consolidated statements of operations for the nine-month periods ended September 30, 2013 and 2012 were amended and restated to expense $762,000 and $3,146,000, respectively, of costs previously capitalized as development costs to mineral property expenses, and reverse impairment costs recorded during the nine-months ended September 30, 2013 in the amount of $766,000.  Corresponding changes were made to the interim statements of cash flows for the nine-months ended September 30, 2013 and 2012.

Consolidated Balance Sheet

	September 30, 2013
	As Reported	Adjustment	As Restated
	$	$	$

Assets
Property, plant and equipment	108,862,877	(8,970,931)	99,891,946
Total Assets	49,802,689	(8,970,931)	40,831,758
Shareholders’ equity
Accumulated deficit	(174,148,350)	(8,970,931)	(183,119,281)
Total shareholders’ equity	42,482,986	(8,970,931)	33,512,055
Total liabilities and shareholders’ equity	49,802,689	(8,970,931)	40,831,758

Consolidated Statement of Operations

	Three Months Ended September 30, 2013
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenses	282,478	89,506	371,984
Impairment of uranium properties	769,580	(765,879)	3,701
Total cost of uranium sales	1,793,615	(676,373)	1,117,242
Loss from operations before corporate expenses	(1,793,615)	676,373	(1,117,242)
Loss from operations	(4,001,108)	676,373	(3,324,735)
Net loss	(3,949,264)	676,373	(3,272,891)
Basic and diluted net loss per common share	(0.20)	0.04	(0.16)

Consolidated Statement of Operations

	Nine Months Ended September 30, 2013
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenses	1,033,838	762,475	1,796,313
Impairment of uranium properties	1,449,235	(765,879)	683,356
Total cost of uranium sales	4,887,442	(3,404)	4,884,038
Loss from operations before corporate expenses	(4,887,442)	3,404	(4,884,038)
Loss from operations	(11,753,195)	3,404	(11,749,791)
Net loss	(11,946,442)	3,404	(11,943,038)
Basic and diluted net loss per common share	(0.63)	0.00	(0.63)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2013
	As Reported	Adjustment	As Restated
	$	$	$

Net loss	(11,946,442)	3,404	(11,943,038)
Impairment of uranium properties	1,449,235	(765,879)	683,356
Additions to uranium properties	(884,640)	762,475	(122,165)

Consolidated Statement of Operations

	Three Months Ended September 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenses	12,402	969,255	981,657
Total cost of uranium sales	1,199,786	969,255	2,169,041
Loss from operations before corporate expenses	(1,199,786)	(969,255)	(2,169,041)
Loss from operations	(4,235,360)	(969,255)	(5,204,615)
Net loss	(4,220,914)	(969,255)	(5,190,169)
Basic and diluted net loss per common share	(0.34)	(0.08)	(0.42)

Consolidated Statement of Operations

	Nine Months Ended September 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Mineral property expenses	69,861	3,145,836	3,215,697
Total cost of uranium sales	3,426,915	3,145,836	6,572,751
Loss from operations before corporate expenses	(3,426,915)	(3,145,836)	(6,572,751)
Loss from operations	(11,723,018)	(3,145,836)	(14,868,854)
Net loss	(11,488,063)	(3,145,836)	(14,633,899)
Basic and diluted net loss per common share	(1.05)	(0.29)	(1.34)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2012
	As Reported	Adjustment	As Restated
	$	$	$

Net loss	(11,488,063)	(3,145,836)	(14,633,899)
Additions to uranium properties	(4,278,130)	3,145,836	(1,132,294)

4. LIQUIDITY AND GOING CONCERN

The Company had negative cash flow from operations of $11.5 million for the nine months ended September 30, 2013. Our cash position was $2.0 million at September 30, 2013. The Company is not currently commercially producing uranium and, as such, does not anticipate generating any significant sales revenues in 2013.

In March 2013, the Company completed a Shareholder Rights Offering (“Rights Offering”) in the amount of $8.6 million, whereby the Company received $3.6 million in cash, net of expenses and $5.0 million was used to repay the short term financing from its largest shareholder, Resource Capital Fund V L.P. (“RCF”). RCF owns approximately 32.8% of the Company’s common stock.

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

5. PROPERTY, PLANT AND EQUIPMENT

Certain of the balances presented below have been restated as described in Note 3:

	Property, Plant and
	Equipment, net at:
	9/30/2013	12/31/2012
	(Restated)	(Restated)
Uranium plant	$9,451,000	$9,532,000
Permits and licenses	174,000	174,000
Mineral rights and properties	20,874,000	20,872,000
Evaluation and delineation	2,022,000	2,022,000
Vehicles/depreciable equipment	1,230,000	1,435,000
Other property, plant and equipment	596,000	705,000
Total	$34,347,000	$34,740,000

Impairment of Uranium Properties

The Company shut-in production at certain of its South Texas properties in 2009.  The Company reviews the estimated cost of restoration and remediation activities on these particular mineral properties at each quarter end.  For any increase in estimated cost, the Company initially records the change on its balance sheet by increasing the mineral property asset and increasing the asset retirement obligation in accordance with U.S. generally accepted accounting principles (ASC 410-20-35-8).  However, because there is no further production expected from these particular South Texas properties, the increase in costs recorded to the mineral property asset are then expensed as impairment expense on the statement of operations.

For the nine months ended September 30, 2013 and 2012, as a result of the accounting procedure described above, and the write-offs described above, the Company recorded impairment costs in the amount of approximately $683,000 and $1,048,000, respectively.  The impairment provision for the three months ended September 30, 2013 was $4,000, compared to $297,000 for the corresponding period in 2012.

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

The following table details the changes in shareholders’ equity for the nine months ended September 30, 2013:

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock
				(Restated)
Balances, December 31, 2012, as reported	16,150,163	$16,154	$207,338,549	$(162,201,908)	$(9,418)
Prior period adjustment	—	—	—	(8,974,335)	—
Balances, December 31, 2012, as restated	16,150,163	$16,154	$207,338,549	$(171,176,243)	$(9,418)
Net loss, restated	—	—	—	(11,943,038)
Stock compensation expense	—	—	299,286	—	—
Common stock issued - payment of loan principal and interest services	1,992,127	1,992	5,093,841	—	—
Common stock issued - shareholder rights offering	1,547,843	1,548	3,597,884	—	—
Common stock issued for services	83,200	83	291,417	—	—
Restricted stock issuance	46,925	47	(47)	—	—
Balances, September 30, 2013, as restated	19,820,258	$19,824	$216,620,930	$(183,119,281)	$(9,418)

See Note 7 - Stock Based Compensation for further discussion of stock compensation expense and restricted stock issuance.

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

Stock Options for the Nine Months Ended September 30, 2013

The following table summarizes stock options outstanding and changes during the nine-month period ended September 30, 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	317,270	$24.62
Granted	60,000	2.85
Exercised	—	—
Canceled or forfeited	(72,791)	25.90
Options outstanding at September 30,2013	304,479	$20.02	4.1	$—
Options exercisable at September 30, 2013	226,980	$25.57	2.3	$—

Shares available for grant under the Company’s stock option plans as of September 30, 2013 were 907,914.

Stock options outstanding and currently exercisable at September 30, 2013 are as follows:

	Outstanding Options			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	145,906	0.9	$13.46	145,906	$13.46
2004 Stock Incentive Plan	85,241	7.8	13.92	29,408	34.74
2004 Director’s Plan	73,332	6.1	40.19	51,666	54.57
	304,479	4.1	$20.02	226,980	$25.57

8. ASSET RETIREMENT OBLIGATIONS

The following table shows the change in the balance of the restoration and reclamation liability during the nine months ended September 30, 2013:

Reserve for future restoration and reclamation costs, beginning of year	$4,498,057
Additions and changes in cash flow estimates	584,025
Costs incurred	(1,269,663)
Accretion expense	292,305
Reserve for future restoration and reclamation costs, end of period	$4,104,724

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

Employment Agreements

The Company has entered into employment agreements with the certain of the Executive Officers of the Company that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of twenty-four months following such change in control. The employment agreements provide that the executive’s base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. These statements include, without limitation, statements relating to liquidity, financing of operations, the outcome of regulatory actions and litigation, continued volatility of uranium prices and other matters. The words “believes,” “expects,” “projects,” “targets,” “estimates” or similar expressions identify forward-looking statements. Forward-looking statements convey our current expectations or forecasts of future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements should be read in conjunction with our disclosures and the risks set forth herein and in the Company’s 2012 Annual Report on Form 10-K/A under the caption “Risk Factors.”

Restatement and Revision of Previously Reported Consolidated Financial Information

This Item 2 has been amended and restated to give effect to the restatement of our previously issued consolidated financial statements and related disclosures as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012, and our unaudited condensed consolidated financial statements for each of the quarters within 2012 and 2013. The Company historically capitalized development costs after confirmation of the existence of a commercially minable uranium deposit. After discussions with the Staff of the SEC, URI management determined that the Company’s capitalization practices were not in conformance with the SEC’s Industry Guide 7, which allows capitalization of development costs only after proven or probable reserves have been declared. This Amendment amends and restates the Company’s consolidated financial statements by reclassifying costs from property, plant and equipment to mineral property expenses. The impact of the restatement is more fully described in Note 3 to the condensed consolidated financial statements contained elsewhere in this quarterly report.

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

Recent Developments

SEC Comment Letters

In connection with a routine review of our Exchange Act reports by the staff of the SEC’s Division of Corporation Finance (the “Staff”), we have received letters from the Staff setting forth comments and questions with respect to our originally filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Comment Letters”) and the Company has submitted responses to such letters. Among other things, the Comment Letters have questioned the capitalization of certain costs (primarily in connection with land holding, physical plant and permits) relating to projects without reserves defined as proven and probable in accordance with the SEC’s Industry Guide 7, and the Company’s practices in regards to testing assets for impairment. The Staff has also questioned the disclosure of pounds of U3O8 for non-mineralized resources when Industry Guide 7 permits the disclosure of mineralized materials only in terms of tons and grade. We have been corresponding with the Staff with regard to these matters and a resolution has not been reached at this time. See Part II, Item 1A—Risk Factors, “We have received comments letters from the Staff of the SEC which may require us to restate our historical financial statements” for additional information about the Comment Letters.

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

Mineral Property Expenses

For the three-months ended September 30, 2013 and 2012 we incurred mineral property expenses of $372,000 and $982,000, respectively, which were primarily for the Company’s New Mexico properties.  For the three-months ended September 30, 2013, these costs were primarily for permitting costs on the Churchrock, Crownpoint and Juan Tafoya properties ($90,000) and exploration costs on other properties ($282,000).  For the three-months ended September 30, 2012, these costs were primarily for land holding costs on the Churchrock and West Largo properties ($351,000), plant and wellfield development costs on the Churchrock property ($190,000), permitting costs on the Churchrock, Crownpoint, Cebolleta and Juan Tafoya properties ($429,000) and exploration costs on other properties ($12,000) .

During the first nine-months of 2013 and 2012 we incurred mineral property expenses of $1,796,000 and $3,216,000, respectively, which were primarily for the Company’s New Mexico properties.  For the nine months ended September 30, 2013, these costs were primarily for land holding costs on the Elizabeth, Roca Honda, Mesa Redonda, Hogan and West Endy properties ($376,000), permitting costs on the Churchrock, Crownpoint, Cebolleta and Juan Tafoya properties ($386,000) and exploration costs on other properties ($1,034,000).  For the nine-months ended September 30, 2012, these costs were primarily for land holding costs on the Churchrock and West Largo properties and the Marshall property in Texas ($1,083,000), plant and wellfield development costs on the Churchrock property ($1,394,000), permitting costs on the Churchrock, Crownpoint, Cebolleta and Juan Tafoya properties ($670,000) and exploration costs on other properties ($70,000).

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

For the nine months ended September 30, 2013 and 2012, as a result of the accounting procedure described above, and the write-offs described above, the Company recorded impairment costs in the amount of approximately $683,000 and $1,048,000, respectively.  The impairment provision for the three months ended September 30, 2013 was $4,000, compared to $297,000 for the corresponding period in 2012.

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

Net Losses

For the nine months ended September 30, 2013 and 2012, we had net losses of $11.9 million and $14.6 million, respectively.

For the three months ended September 30, 2013 and 2012, we had net losses of $3.2 million and $5.2 million, respectively.

Cash Flow

At September 30, 2013, we had a cash balance of approximately $2.0 million, compared with $4.0 million at the same date in 2012.

In the first nine months of 2013, cash used in operations was $11.5 million. Cash provided by investing activities was $5.4 million, the result of $5.5 million of restricted cash returned to the Company, less $0.1 million in property additions. During the period, cash generated from financing activities was $3.5 million, resulting from $3.6 million in cash raised through the sale of the Company’s common stock in connection with the Rights Offering that was completed in March 2013, less $0.1 million in cash used for lease payments.

In the first nine months of 2012, cash used in operations was $13.5 million. In the first nine months of 2012, we used $4.6 million in cash for investing activities which was primarily from the funding of Neutron administrative and development activities in connection with the merger agreement provisions of $3.7 million and additions made to our South Texas and New Mexico property, plant and equipment of $1.1 million during the period. These expenditures were primarily for land and mineral lease payments and plant construction at our properties in Texas during the period.

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

In March 2013, the Company completed a Shareholder Rights Offering (“Rights Offering”) in the amount of $8.6 million, whereby the Company received $3.6 million in cash, net of expenses and $5.0 million was used to repay the short term financing from its largest shareholder, Resource Capital Fund V L.P. (“RCF”). RCF owns approximately 32.8% of the Company’s common stock.

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

RCF would have the option to convert all or any drawn portion of the Facility into shares of the Company’s common stock at any time following stockholder approval of the Facility and prior to maturity. The Company would have the option to prepay amounts drawn under the Facility without penalty, subject to RCF’s right to re-advance amounts prepaid for the purpose of converting such amounts. The conversion price is expected to be $2.60 per share, which may be subject to downward adjustment if the Company’s stock price averages below $2.60 per share for a period before the mailing required to achieve stockholder approval or if the Company issues equity securities below the conversion price in the year following the closing of the Facility. If the Company were to draw the entire $15.0 million proposed under the Facility and RCF were to convert such amount into shares of common stock at $2.60 per share, RCF’s ownership in the Company would increase from approximately 32.8% to approximately 51.0%.

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

Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. As described in Part II, Item 9A, “Management’s Report on Internal Control Over Financial Reporting (Restated)” included in the Form 10-K/A filed on December 17, 2013, the Company subsequently determined that there was a material weakness in its internal control over financial reporting as of December 31, 2012 due to the restatement described below and in Note 3 to the condensed consolidated financial statements included elsewhere in this quarterly report, and that such material weakness also existed as of September 30, 2013. As a result, the Company’s management, with the participation of the CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013, and the CEO and CFO of the Company concluded that, because of the material weakness in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

Our consolidated financial statements contained in this Quarterly Report on Form 10-Q/A were prepared in accordance with our existing accounting policies, using assumptions which we believe are appropriate based on current facts and circumstances, all of which are consistent with those applied in prior audited periods. See “Critical Accounting Policies” in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our accounting policies and assumptions related to our accounting policies.

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

Approximately 32.8% of our common stock is controlled by a significant stockholder that may acquire additional shares.

As of October 28, 2013, approximately 32.8% of our common stock is beneficially owned by RCF. In addition, under the terms of the proposed Facility, RCF would have the right to acquire additional shares of our common stock upon conversion of amounts drawn on the Facility (including amounts previously repaid) and in satisfaction of interest and fees thereunder. See Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity—Cash Sources and Uses for 2013.” If the Company were to draw $15.0 million under the Facility and RCF were to convert such amount into shares of our common stock, RCF’s ownership in the Company would increase to approximately 51.0%. RCF could also receive a significant number of additional shares if we were to sell equity or equity-linked securities in the year following the closing of the Facility at a price below RCF’s conversion price. In addition, under a stockholders’ agreement between RCF and the Company, RCF is entitled to have two designees placed in nomination for a seat on the Company’s Board of Directors, and RCF has the right to participate in future equity offerings by the Company in proportion to its percentage ownership of the outstanding shares of our common stock.

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