Form 10-K
period 2013-12-31
URANIUM RESOURCES INC /DE/
filed 2014-03-27
CIK 839470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and a "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 28, 2013, was approximately $34,133,862.65. Number of shares of Common Stock, $0.001 par value, outstanding as of March 20, 2014: 24,475,347 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K report are incorporated by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2014 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

i

ii

PART I

        The "Company," "Registrant," "URI," "we," "us," and "our" are used in this annual report to refer to Uranium Resources, Inc. and its consolidated subsidiaries. This annual report contains "forward-looking statements." These statements include, without limitation, statements relating to management's expectations regarding the Company's ability to remain solvent, capital requirements, mineralized materials, timing of receipt of operating permits, access rights, production capacity of uranium recovery operations planned for properties in South Texas and New Mexico and planned dates for commencement of production at such properties, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under Item 1A. "Risk Factors" beginning on page 12.

        Certain terms used in this annual report and other industry terms are defined in the "Glossary of Certain Uranium Industry Terms" appearing at the end of Part I hereto.

Item 1.    Business.

1.1  The Company

        Uranium Resources, Inc. ("URI") is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium projects in South Texas using the in-situ recovery ("ISR") process. URI has historically produced uranium by ISR methods in the State of Texas where the Company currently has ISR projects and two licensed processing facilities. We also have approximately 206,900 acres of mineral holdings in the State of New Mexico and a Nuclear Regulatory Commission ("NRC") license to produce up to 3.0 million pounds per annum of uranium on certain of our New Mexico projects. The Company acquired these properties over the past 25 years along with an extensive information database of historic drill hole logs and analysis. None of URI's properties are currently in production. As of March 1, 2014 we had 37 employees.

        We hold one of the largest portfolios of uranium mineralization in the western United States of America, much of which is situated on deeded mineral rights owned directly by the Company. The Company controls mineral rights encompassing approximately 206,900 acres within the prolific Grants Mineral Belt in New Mexico. In addition, the Company also owns an extensive collection of historical exploration and production data pertaining to uranium deposits in the western United States, including assay certificates, maps, technical reports and gamma-ray logs for more than 20,000 drill holes.

        The Company manages its business under one reportable segment: uranium mining.

1.2  Our Strategy

        The Company's vision is to become a leading U.S. uranium developer and producer. Our strategy is to build value for stockholders by advancing our projects towards production when uranium markets improve, while prudently managing our cash and liquidity position for financial flexibility. In Texas, our focus is to add quality reserves within an economic haulage distance for each licensed ISR processing facility through opportunistic, value accretive acquisitions, operating/processing agreements as well as the evaluation of exploration prospects. In New Mexico, we will continue to progress the Churchrock Section 8 ISR project and also assess the potential of our significant mineralized material base for the development of larger scale projects on a standalone basis or with partners.

        If and when uranium prices improve, as is widely expected, we expect to resume exploration drilling on prioritized targets. We believe there is significant potential to expand the mineralized material and reserve base from drilling at our major ISR projects at Rosita in Texas, and Churchrock,

Cebolleta and Roca Honda in New Mexico. We are also focused on lowering the technical and operational risks of our projects. In this regard, we expect to produce Technical Reports for Cebolleta, Roca Honda and Churchrock projects in New Mexico in 2014, compliant under Canada National Instrument 43-101, which we believe is the industry standard for estimates of reserves and mineralized material.

        We have prioritized our pipeline of projects into near-term, mid-term and long-term projects with a goal of achieving sustainable production over time. We continue to monitor the uranium market closely, balancing expected readiness to fast track resumption of production within months, subject to improved uranium prices, with cash conservation, and adjusting near-term and long-term project priorities in accordance with market conditions.

1.3  2013 Events and Other Recent Developments

        The Company achieved several significant milestones in 2013 and through the date of this annual report amidst a challenging uranium price environment:

  •
  Strengthened Leadership.  Christopher M. Jones joined the Company in April 2013 as its new President and Chief Executive Officer and was appointed to the Company's Board of Directors. He was formerly the President and CEO of Wildcat Silver Corporation, and prior to that, he was the Chief Operating Officer and Mining General Manager at Albian Sands Energy in Alberta, Canada. In June 2013, Jeffrey A. Vigil joined the Company as Chief Financial Officer and Vice President, Finance. Mr. Vigil was formerly the CFO at Energy Fuels, Inc. and his early uranium sector experience includes serving as a mill cost analyst and contract administrator for a uranium processing facility. Also, in January 2013, Dain A. McCoig was promoted to Vice President, South Texas Operations. He has served the Company since 2004 in positions of increasing responsibility in operations.

    In addition to Mr. Jones, there were two additional changes in the Board in 2013. Mark K. Wheatley joined the Board in January 2013, which increased the size of the Board to six directors. Mr. Wheatley has been a director of several resource companies in the past 10 years, including Uranium One until 2010, and was formerly CEO of BMA Gold Limited and Southern Cross Resources until its merger to create Uranium One in 2005. Also, in December 2013 Tracy A. Stevenson joined the Board, replacing John A. Pfahl, who resigned to pursue business opportunities in Australia. Mr. Stevenson is a founder of Bedrock Resources and was previously Global Head of Information Systems and Global Head of Business Process Improvement at Rio Tinto PLC and Executive Vice President, CFO and a director of Comalco, which became known as Rio Tinto Aluminum.

  •
  Strengthened Financial Position.  The Company has taken several steps to reinforce its financial position, including selling approximately 4.5 million shares through an at-the-market program and in a registered direct offering during the first quarter of 2014, raising net proceeds of approximately $11.4 million. The Company also entered into a loan agreement in November 2013 with its largest stockholder, Resource Capital Fund V L.P. ("RCF"), which was approved by the Company's stockholders in January 2014 and under which the Company has drawn $5.0 million. Earlier in 2013, the Company raised approximately $8.6 million through the sales of approximately 3.5 million shares of common stock in a shareholder rights offering ($5.0 million of which was used to retire a loan), and had approximately $5.4 million of restricted cash returned to it as the result of entering into new reclamation surety bonds requiring lower cash collateral.

  •
  Reduced Cash Burn Rate.  The Company reduced its monthly ongoing general and administrative expenses, excluding the one-time accounting and legal cost associated with the financial restatements in the fourth quarter of 2013, following the closure of offices in the second quarter of 2013, the consolidation of management and records at the Company's new offices in Centennial, Colorado, and the implementation of other cost-saving measures. The Company expects its burn rate in 2014 will drop below $1.0 million a month.

  •
  Positioning for a Return to Production.  After extensive interaction with the Company, in December 2013 the Navajo Nation Council Resources and Development Committee ("RDC") acknowledged the Company's right-of-way and surface use at the Company's licensed Churchrock properties in New Mexico. The rights were first granted in a 1929 deed by the Santa Fe Pacific Railroad Company and passed to the Company in 1997 as the successor-in interest to the 1929 deed. An RDC subcommittee was formed to work with the Navajo Nation and Company representatives to consider the terms of an agreement that results in mutual gains for both the Navajo Nation and Company.

  •
  Regained Compliance with NASDAQ Listing Requirements.  In January 2013, the Company's stockholders approved a reverse stock split that enabled the Company to maintain its stock listing on NASDAQ. Effective after the close of business on January 22, 2013, the Company completed a 10-for-1 reverse stock split, and on February 6, 2013, the Company regained compliance with the NASDAQ's minimum bid price requirement.

  •
  Amended Uranium Supply Contract.  The Company replaced its uranium supply contract with ITOCHU International Inc. ("Itochu") in July 2013. The new supply contract requires Itochu to purchase one-half of all production, up to 3.0 million pounds, from the Company's South Texas properties at market price, less five percent if the market price is $56.50 or less, or at market price less seven percent if the market price is more than $56.50 per pound of U3O8. Itochu may cancel any or all deliveries by providing 180 days advance written notice to the Company.

  •
  Completed Restoration Work.  The Company worked through the final phase of the pond restoration project at Kingsville Dome, which was completed in January 2014. In addition, through 2013 the Company continued groundwater restoration at its Texas properties and in January 2014 finalized groundwater restoration in all remaining depleted wellfields.

1.4  Overview of the Uranium Industry

        The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association ("WNA"), as of February 2014, there were 434 nuclear power plants operable in the world with annual requirements of about 145.3 million pounds of uranium. In addition, the WNA lists 70 reactors under construction, 173 being planned and 310 being proposed.

        Based on a January 2014 report by Scotiabank using projections from the WNA, Ux Consulting and Trade Tech, the estimate for worldwide production of uranium in 2013 is approximately 152.6 million pounds, compared with 151.8 million pounds in 2012 and 113.7 million pounds in 2008. Analysts attribute that the previous gap between production or primary supply and demand was filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium ("HEU") inventories, which are a result of the agreement between the U.S. and Russia to blend down nuclear warheads (the "HEU Agreement"). The HEU Agreement expired at the end of 2013. The Scotiabank report estimates secondary supplies are currently meeting over 52.4 million pounds, or approximately 26% of worldwide demand, but these supplies are depleting.

        Spot market prices rose from $21.00 per pound in January 2005 to a high of $136.00 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion or unavailability of secondary supplies. The sharp price increase was driven in part by high levels of utility buying, which resulted in most utilities covering their requirements through

2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure on uranium prices since the third quarter of 2007. A rebound in uranium prices in conjunction with a recovery in commodities in 2010 was curtailed by the Fukushima disaster in Japan. In 2013, the average spot price of uranium was estimated at $39.00 per pound compared with $49.00 per pound in 2012 and $62.00 in 2008. In 2013, the actual spot price of uranium reached a high of $44.00 per pound in January and dropped to a low of $34.00 per pound in September. The year end 2013 spot price was $34.50 per pound. As of March 7, 2014, the spot price was $35.10 per pound and the long-term contract price was $50.00 per pound.

        Many analysts are calling for improved uranium prices over the mid-term as uranium market fundamentals for supply and demand improve. Primary supply or production has tightened from production cuts and new projects being deferred. Secondary supply inventories have been drawn down and the HEU Agreement has ended. Demand for uranium is expected to improve over the mid-term from an increase of nuclear generation in China and gradual restarting of Japan's idled 48 reactors.

        The following graph shows annual average spot prices per pound from 1992 to 2014 as reported by Ux Consulting.

Ux Average Annual U3O8 Spot Price

1.5  The In Situ Recovery Process

        The in situ recovery process or "ISR" process is dramatically different from conventional mining techniques. The ISR technique avoids the movement and milling of significant quantities of rock and ore and also avoids the creation of mill tailing waste associated with more traditional mining methods. It is generally more cost-effective and environmentally sensitive than conventional mining and processing. Historically, the majority of U.S. uranium production resulted from either open pit surface mines or underground mining.

        The ISR process was initially developed for the production of uranium in the mid-1960's, and was first utilized at a commercial-scale project in South Texas in 1975. It became a routinely utilized recovery method in the South Texas uranium district by the late 1970's, where it was employed in about twenty commercial projects, including two operated by us.

        In the ISR process, groundwater fortified with oxygen and carbon dioxide is pumped into a permeable ore body within a wellfield, causing the uranium contained in the ore to dissolve. A wellfield consists of a series of injection wells, production (extraction) wells and monitoring wells drilled in specified patterns. Wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. The resulting solutions from the wellfields are pumped to the surface, where the uranium-bearing water is circulated through an ion exchange column, and uranium is precipitated from the fluid onto resin beads. The uranium-depleted fluid is then re-injected into the subsurface uranium deposit. When the ion exchange column's resin beads are loaded with uranium, they are removed and flushed with a salt-water solution, which liberates the uranium from the beads. This process results in uranium residing in a slurry, which is then dried and packaged for shipment as a uranium concentrate. In order to achieve greater operating efficiencies and reducing capital expenditures when developing new wellfields, we employ a wellfield-specific remote ion exchange process as opposed to a central processing plant, as we had done historically. Instead of piping the solutions over long distances through large diameter pipelines, and mixing the waters of several wellfields together, each wellfield is produced using a dedicated satellite ion exchange facility. This allows ion exchange to take place at the wellfield instead of at the central plant. The satellite facilities allow recovery of uranium from each wellfield using its own native groundwater.

1.6  Texas Production History and Current Status

        The Company developed ISR mines and produced over 560,000 pounds U3O8 from the Longoria and Benavides projects in the early 1980s. These properties were fully restored between 1986 and 1991. From 1988 through 1999 we produced approximately 6.1 million pounds U3O8 from two South Texas projects: 3.5 million pounds from the Kingsville Dome project and 2.6 million pounds U3O8 from the Rosita project. In 1999, we shut-down production at both projects due to depressed uranium prices. We had no revenue from uranium sales between 2000 and the fourth quarter of 2004, and therefore had to rely on equity infusions to fund operations and maintain our critical employees and assets.

        When uranium prices rose significantly in 2004, we placed our Vasquez, Texas property into production during the fourth quarter of that year. In April 2006, the Kingsville Dome, Texas ISR project returned to production, followed by a startup of the Rosita, Texas ISR project in June 2008. From 2004 to the end of 2009, these three projects produced a total of 1.4 million pounds of U3O8.

        The Vasquez project was depleted in 2008. Groundwater restoration was completed in 2013 and we are currently in the requisite stability phase. Rosita production was shut-in in October 2008 due to depressed uranium prices and technical challenges in the first new wellfield that made uranium recovery uneconomical. The decline in uranium prices throughout 2008 also led to a decision in October 2008 to defer new wellfield development at Rosita and Kingsville Dome. Production continued in two existing wellfields at Kingsville Dome and this phase of activity was completed in July 2009. The Company has not had any uranium production from projects in Texas since that time and is currently evaluating the factors for resuming production at its South Texas projects.

        Key operational elements of URI's plan for its Texas properties include (1) positioning the Company to return to sustainable production by continuing to evaluate potential brownfield and greenfield exploration opportunities and evaluating synergistic opportunities from existing resources held by other entities; and (2) continuing to maintain reclamation activities in South Texas in accordance with the Company's existing agreements and regulatory requirements.

1.7  Proven Reserves in Texas

        The following table summarizes our estimates of proven reserves for our Kingsville Dome and Rosita properties in South Texas. For each property the estimated recovery factor is 65% and the reserves are based on a price of $50.00 per pound of U3O8 which is average contract price using the agreement for the sale of uranium concentrates with UG, USA, Inc. dated March 31, 2006 and the uranium supply contract with ITOCHU International, Inc. dated July 11, 2013. These estimates have been produced by the Company's professional engineering and geologic staff.

SUMMARY OF IN-PLACE RESERVES IN SOUTH TEXAS

Property	Tonnage Millions	Grade Percent	Proven Uranium Reserves Millions of Lbs. U3O8 at 12/31/2013(1)
Kingsville Dome	0.035	0.071%	0.050
Rosita	0.370	0.082%	0.614
Total			0.664

(1)
The Company estimates a 65% ISR recovery rate for these reserves.

1.8  Long-Term Delivery Contracts

        In March 2006, the Company and ITOCHU Corporation, the parent company of Itochu, entered into the Amended and Restated Uranium Supply Contract (the "2006 Supply Contract"), and the Company entered into an agreement (the "2006 UG Contract") with UG USA, Inc. ("UG") (both superseding prior agreements), each of which called for delivery of one-half of our actual production from our Texas properties (excluding certain potential exploration areas). In July 2013, we entered into a new uranium supply contract with Itochu (the "2013 Supply Contract"), which amends and restates the 2006 Supply Contract. The terms of the 2013 Supply Contract and the 2006 UG Contract are summarized below.

        The 2013 Supply Contract.    Effective July 11, 2013, the Company and Itochu entered into the 2013 Supply Contract, which supersedes and replaces the 2006 Supply Contract and includes new sales pricing structure, new delivery dates and quantity levels for sales of uranium concentrate by the Company to Itochu. Pursuant to the terms and conditions of the 2013 Supply Contract, Itochu will purchase one-half of all production from the Company's Vasquez, Rosita and Kingsville properties, up to an aggregate of 3.0 million pounds of uranium concentrate. Any production outside of those properties is not subject to the 2013 Supply Contract. Each shipment of uranium concentrate under the 2013 Supply Contract will be in quantities of at least 50,000 pounds or integral multiples of 25,000 pounds in excess thereof. The purchase price under the 2013 Supply Contract will be based on published market prices at the time of delivery subject to a five percent discount when the market price is $56.50 per pound of U3O8 or less, or seven percent discount when the market price is greater than $56.50 per pound. Itochu may cancel any or all deliveries under the 2013 Supply Contract by providing 180 days advance written notice to the Company. Since the inception of the 2006 Supply Contract through December 31, 2013, we have delivered approximately 510,000 pounds of uranium concentrate to Itochu.

        The 2006 UG Contract.    Under the 2006 UG Contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3.0 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3.0 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less four percent. In consideration of UG's agreement to restructure its previously existing contract, we paid UG $12.0 million in cash in 2006. Through December 31, 2013, we have delivered approximately 482,000 pounds of uranium concentrate to UG.

        The 2013 Supply Contract and the 2006 UG Contract contain provisions which exclude the Company's requirement to deliver uranium produced from two specifically identified large ranch properties in South Texas.

1.9  New Mexico Assets

        URI holds an NRC source materials license to build and operate an ISR uranium processing facility at the Company-owned Churchrock and Crownpoint properties in McKinley County, New Mexico. The NRC license allows for the production of up to 1.0 million pounds of U3O8 per year from the Churchrock Section 8 deposit until a successful demonstration of restoration is made; after which the quantity of production can be increased and ISR on other properties covered by the license can begin. Total production under the license is limited to 3.0 million pounds U3O8 per year. In 2012, the Company completed a technical report on its Churchrock Section 8 project, which was subjected to a peer review by an independent engineering firm, in order to validate the economic determinations and engineering plans. The Company's ability to begin plant construction and wellfield development in New Mexico is subject to the availability of project financing and a favorable market for uranium sales. Plans are to initially transport uranium loaded resin to one of the Company's South Texas processing facilities which is expected to reduce capital requirements and accelerate the time required to get to production.

        The Company holds mineral rights in New Mexico covering approximately 206,900 acres, including approximately 23,900 aces of leased mineral rights and about 183,000 acres of mineral holdings held in fee. A substantial amount of our acreage remains unexplored or currently has insufficient data to estimate in-place mineralized materials. Most of these properties were acquired during the 1980s and 1990s along with a vast database of exploration drill hole logs, maps and cross-sections, drill results and technical reports that were developed by Conoco, Homestake Mining, Mobil Oil, Kerr-McGee, Phillips Petroleum, United Nuclear and Westinghouse Electric Corporation. Three of our New Mexico properties were in various stages of being developed as conventional underground mines in the early 1980s. We also possess a 16.5% royalty interest on a partial section of the inactive Mount Taylor Mine owned by Rio Grande Resources, a division of General Atomics.

        Since 2007, we have scanned approximately 18,800 drill logs in order to secure the data and we continue these efforts to convert the data into a digital format to allow for analysis of drill hole information and to prepare modern resource models. Our historical drill hole data set contains information from nearly 23 million feet drilled in the 1970s and 1980s with an estimated drilling and logging replacement cost of $700 million.

        The Company plans to utilize its historic exploration database to assess the uranium recovery and economic potential of projects that comprise its New Mexico resource base to prioritize the future development of these assets as well as continue to advance uranium asset consolidation activities. The Company will continue its discussions with entities that would benefit from the production of the uranium and continue outreach and communication efforts with the local communities, federal, state and local governments and the Navajo Nation to address historic mining issues pre-dating URI while continuing educational efforts on the safety of today's uranium recovery practices with various stakeholders.

1.10  Non-Reserve Mineralized Material in New Mexico

        The following table estimates non-reserve mineralized uranium material on our New Mexico properties as of December 31, 2013. The estimate for each New Mexico property is based on studies and geologic reports prepared by prior owners, along with studies and reports prepared by geologists engaged by the Company. With the exception of the Cebolleta, Juan Tafoya and part of the Ambrosia Lake properties, the estimates presented below were reviewed and affirmed by Behre Dolbear & Company (USA), Inc., an independent private geologic consulting firm, in their report dated February 26, 2008. Non-reserve mineralized material attributed to the Cibola Project (which refers to the Cebolleta and Juan Tafoya properties) was reviewed and verified in a Technical Report prepared by Broad Oak Associates, dated January 14, 2011 (referred to as the "Cibola Report"). A portion of the Ambrosia Lake property hosts non-reserve mineralized material that was reviewed and verified in an independent Technical Report prepared by Broad Oak Associates, dated January 18, 2011. The remainder of the non-reserve mineralized material attributed to the Ambrosia Lake property was reviewed and verified by Behre Dolbear & Company (USA), Inc. in their report on February 26, 2008. Since the date of the reports, the Company has maintained its ownership position in these properties, the properties have not been subject to any production activities and the estimates remain unchanged.

SUMMARY OF IN-PLACE NON-RESERVE
MINERALIZED
MATERIAL IN NEW MEXICO
(1)

Property	Tonnage Millions	Uranium Grade Percent
Ambrosia Lake	2.3	0.14%
Cebolleta	6.7	0.18%
Churchrock (incl. Mancos)	13.0	0.12%
Crownpoint	4.8	0.16%
Juan Tafoya	3.8	0.15%
Nose Rock	7.5	0.15%
Roca Honda	3.9	0.19%
West Largo	2.8	0.30%

(1)
The Company discloses non-reserve mineralized material that is considered too speculative geologically to be categorized as reserves under Industry Guide 7 of the Securities and Exchange Commission. Estimates of non-reserve mineralized material are subject to further exploration and development, are subject to many risks and highly speculative, and may not be converted to future reserves of the Company. Investors are cautioned not to assume that all or any part of such non-reserve mineralized material exists, or is economically or legally extractible. Mineralized material that is not reserves does not have any demonstrated economic viability.

        Additionally, as described in the Cibola Report on the uranium mineralized material at the Cebolleta and Juan Tafoya properties, we have historical reports prepared by prior operators and their independent consultants that report the St. Anthony area contains 4.5 million tons of non-reserve mineralized material at an average grade of 0.09% of uranium. This non-reserve mineralized material is considered to be historical in nature and there are no other estimates that pertain to that mineralization.

        The Company believes the Mancos, Churchrock and Crownpoint properties are amenable to ISR methods, the Cebolleta, Juan Tafoya and Roca Honda properties to conventional mining and processing techniques, and the Nose Rock, West Largo and Ambrosia Lake projects to either ISR or conventional mining methods.

1.11  Environmental Considerations and Permitting

        Uranium extraction is regulated by the federal government, states and, in some cases, by Indian tribes. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from federal and state agencies before the commencement of production activities. The current environmental regulatory requirements for the ISR industry are well established. Many ISR projects have gone a full life cycle without any significant environmental impact. However, the process can make environmental permitting difficult and timing unpredictable.

        U.S. regulations pertaining to climate change continue to evolve in both the U.S. and internationally. We do not anticipate any adverse impact from these regulations that would be unique to our operations.

1.11.1  Radioactive Material License.

        Before commencing ISR operations in Texas and either ISR or conventional mining activity in New Mexico, we must obtain a radioactive material license. Under the federal Atomic Energy Act, the United States Nuclear Regulatory Commission ("NRC") has primary jurisdiction over the issuance of a radioactive material license. However, the Atomic Energy Act also allows for states with regulatory programs deemed satisfactory by NRC to take primary responsibility for issuing the radioactive material license. NRC has ceded jurisdiction for such licenses to Texas, but not to New Mexico. Such ceding of jurisdiction by NRC is hereinafter referred to as the "granting of primacy."

        The Texas Commission of Environmental Quality ("TCEQ") is the administrative agency with jurisdiction in Texas over the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by NRC.

        See Item 2, "Properties" for the status of our radioactive material license for New Mexico and Texas.

1.11.2  Underground Injection Control ("UIC") Permits.

        The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This law is administered by the United States Environmental Protection Agency (the "EPA"). However, to avoid the burden of dual federal and state regulation, the Safe Drinking Water Act allows for the UIC permits issued by states to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First, the state's program must have been granted primacy. Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the ISR site.

        Texas has been granted primacy for its UIC programs, and the TCEQ administers UIC permits. The TCEQ also regulates air quality and surface deposition or discharge of treated wastewater associated with the ISR process.

        New Mexico has also been granted primacy for its UIC program. Properties located in Indian Country remain subject to the jurisdiction of the EPA. Some of our properties are located in areas that some alleged to be in Indian Country. The Navajo Nation has been determined eligible for treatment as a state, but it has not requested the grant of primacy from the EPA for uranium related UIC activity. Until the Navajo Nation has been granted primacy, ISR activities that may fall within Indian Country will require a UIC permit from the EPA. Despite some procedural differences, the substantive technical requirements of the Texas, New Mexico and EPA underground injection control programs are very similar.

        See Item 2, "Properties" and Item 3, "Legal Proceedings" for a description of the status of our UIC permits in Texas and New Mexico.

1.11.3  Mining Permits.

        All uranium producing states have regulations governing the development, operation and closure of conventional mines. In New Mexico, the Mining and Minerals Division of the Energy, Minerals and Natural Resources Department is responsible for issuing permits under the authority of the New Mexico Mining Act of 1978. Well established regulations specify what information is necessary to support mine permit applications and a well-defined application review process. The primary focus of the agency's review is to ensure that the proposed mine will protect the environment surrounding the mine area, comply with relevant environmental standards, and be reclaimed to a self-sustaining ecosystem or other approved post-mine land use. Application reviews require consultation with other state agencies, public notice and public hearing opportunities. In addition to mine permits, a discharge permit must be obtained from the New Mexico Environment Department for mine facilities such as ore pads, waste rock piles and tailings impoundments.

1.11.4  Other.

        In addition to radioactive material licenses and UIC permits, we are also required to obtain from governmental authorities a number of other permits or exemptions, such as for wastewater discharge, for land application of treated wastewater, and for air emissions.

        In order for a licensee to receive final release from further radioactive material license obligations after all of its ISR and post-production reclamation have been completed, approval must be issued by the TCEQ for Texas properties along with concurrence from NRC and for properties in New Mexico by the NRC.

        In addition to the costs and responsibilities associated with obtaining and maintaining permits and the regulation of production activities, we are subject to environmental laws (including but not limited to CERCLA) and regulations applicable to the ownership and operation of real property in general, including, but not limited to, the potential responsibility for the activities of prior owners and operators.

1.12  Reclamation and Restoration Costs and Bonding Requirements

        At the conclusion of ISR or conventional mining, a site is decommissioned and reclaimed, and each wellfield is restored. Restoration involves returning the aquifer to its pre-development use. Reclamation involves removing evidence of surface disturbance. Restoration can be accomplished by flushing the ore zone with native ground water and/or using reverse osmosis to remove ions, minerals and salts to provide clean water for reinjection to flush the ore zone. Decommissioning and reclamation entails dismantling and removing the structures, equipment and materials used at the site during the ISR and restoration activities.

        The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $9.1 million to satisfy such regulatory requirements. The performance bonds relate primarily to our operations at our Kingsville Dome and Vasquez projects.

        In February 2013, the Company secured a new source to satisfy its financial surety obligations for the Texas regulatory agencies. Previously, the Company had met its financial surety obligations through a combination of bank issued letters of credit (the "L/Cs") and bonds issued for the benefit of the Company. These financial surety arrangements required the Company to fully collateralize the face amount of the L/C's and the bonds with short term investment vehicles. This requirement resulted in the Company posting $9.3 million in cash that was restricted for the purpose of collateralizing these obligations. The Company's new financial surety arrangements are provided by Lexon Insurance Company ("Lexon") in the form of bonds issued for the benefit of the Company. The amount of the bonds written by Lexon total approximately $9.0 million and the collateral requirements of these bonds require the Company to maintain 40% of the value of the bonds in the form of restricted cash. This change in collateral requirement occurred in April 2013 and reduced the amount of restricted cash required by the Company to $3.6 million and resulted in a corresponding increase in cash to the Company of $5.4 million.

        We estimate that our actual reclamation liabilities for prior operations at Kingsville Dome, Vasquez and Rosita at December 31, 2013, are about $5.5 million, of which the net present value of $3.8 million is recorded as a liability on our balance sheet as of December 31, 2013.

        The Company's financial surety obligations are reviewed and revised periodically by the Texas regulatory agencies. In New Mexico surety bonding will be required before commencement of uranium recovery operations and will be subject to annual review and revision by NRC and the State of New Mexico or the EPA.

1.13  Water Rights

        Water is essential to the ISR process. It is readily available in South Texas. In Texas water is subject to capture and we do not have to acquire water rights through a state administrative process. In New Mexico, water rights are administered through the New Mexico State Engineer and can be subject to Indian tribal jurisdictional claims. Also in New Mexico, new water rights or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where our properties are located, must be obtained by permit from the State Engineer. Applications may be approved subject to conditions that govern exercise of the water rights.

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

        In New Mexico, we hold approved water rights to provide sufficient water to conduct ISR at the Churchrock project and Section 24 of the Crownpoint project for the projected life of these facilities. We also hold two unprotested senior water rights applications that, when approved by the New Mexico State Engineer, would provide sufficient water for future extensions of the Crownpoint project.

1.14  Competition

        A primary area of competition is in the identification and acquisition of properties with high prospects of potential producible reserves. We compete with multiple exploration companies for both properties as well as skilled personnel. There is global competition for uranium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of uranium, there are a number of producing entities globally, some of which are government controlled and several of which are significantly larger and better capitalized than we are. Several of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

        Our future uranium production will also compete with uranium from secondary supplies, including the sale of uranium inventory held by the U.S. Department of Energy. In addition, there are numerous entities in the market that compete with us for properties and operate ISR facilities. If we are unable to successfully compete for properties, capital, customers or employees or with alternative uranium sources, it could have a materially adverse effect on our results of operations.

        With respect to sales of uranium, the Company competes primarily based on price. We will market uranium to utilities and commodity brokers. We are in direct competition with supplies available from various sources worldwide. We believe we compete with multiple operating uranium companies.

1.15  Available Information

        Our Internet website address is www.uraniumresources.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab "Investor Relations" as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may also obtain a printed copy of the foregoing materials by sending a written request to: Uranium Resources, Inc., 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112, Attention: Information Request, or by calling 303.531.0470. The information found on our Internet website is not part of this or any report filed or furnished to the SEC.

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

        As a result of low uranium prices, we ceased production of uranium in 2009. While we have approximately 664,000 pounds of reserves at our South Texas properties, we are not planning to commence production at any of our South Texas properties until we are able to acquire additional reserves or mineralized material and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year. Our ability to begin plant construction and wellfield development in New Mexico is subject to availability of financing and activation of our permits and licenses. In addition, we expect that we will need to secure significant capital for the development of our Churchrock project in advance of beginning development activities on the project. We do not have a committed source of financing for the development of our Churchrock project. There can be no assurance that we will be able to obtain financing for this project or our other New Mexico projects. Our inability to develop the New Mexico properties would have a material adverse effect on our future operations.

        Until we begin uranium production, we have no way to generate cash inflows unless we monetize certain Company assets or through financing activities. Our future uranium production, cash flow and income are dependent upon the results of exploration as well as our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we cannot monetize certain existing Company assets, partner with another company that has cash resources, find other means of generating revenue other than uranium production and/or access additional sources of private or public capital, we may not be able to remain in business and our stockholders may lose their entire investment.

        Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

        We have deferred activities for exploration, delineation and development of new wellfields at all of our South Texas projects. This decision limits our ability to be immediately ready to begin production should uranium prices improve suddenly. Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate URI's business at a level that will permit us to cover our fixed costs or to remain in operation.

If we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

        We had approximately $1.1 million in cash at December 31, 2013 and approximately $11.2 million as of March 1, 2014. On average, the Company expended approximately $1.35 million of cash per month during 2013 and expects to spend $1.0 million per month during the balance of 2014. There can be no assurance that the Company will be able to obtain additional capital after it exhausts its current cash. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing stockholders. If the Company borrows money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

        If additional capital is not available in sufficient amounts or on a timely basis, the Company will experience liquidity problems, and the Company could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholder to lose their entire investment.

The availability for sale of a large amount of shares may depress the market price of URI's common stock.

        As of March 20, 2014, approximately 24.5 million shares of our common stock were outstanding, all of which, except for the shares owned by RCF, are freely transferable. As of March 20, 2014, approximately 0.3 million shares of our common stock were reserved for issuance upon the exercise of outstanding options, 0.3 million shares of our common stock were reserved for issuance upon the vesting of outstanding restricted stock units and approximately 1.9 million shares of our common stock were reserved for issuance upon conversion of amounts outstanding under the RCF loan agreement. The availability for sale of a large amount of shares by any one or several stockholders may depress the market price of our common stock and impair our ability to raise additional capital through the public sale of our common stock. We have has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our common stock of the sale by them of their shares.

Approximately 27.1% of our common stock is owned by a significant stockholder that may acquire additional shares.

        As of March 15, 2014, after taking into account our registered direct offering of our common stock in February of 2014, approximately 27.1% of our common stock is owned by Resource Capital Fund V L.P. ("RCF"). In addition, under the terms of the RCF loan agreement, RCF has the right to acquire an additional 1.9 million shares of our common stock upon conversion of the $5.0 million currently drawn under the loan agreement, which would increase RCF's ownership to 32.4% of our common stock. If the Company were to draw the entire $15.0 million available under the RCF loan agreement and RCF were to convert such amount into shares of our common stock, and elect for the Company to satisfy interest and fees under the RCF loan agreement by the issuance of shares, the Company anticipates that RCF's ownership in the Company would increase to approximately 50.7%. RCF could also receive a significant number of additional shares if we were to sell equity or equity-linked securities in the year following the closing of the RCF loan agreement at a price below RCF's conversion price. In addition, under a stockholders' agreement between RCF and the Company, RCF is entitled to have two designees placed in nomination for a seat on the Board, and RCF has the right to participate in future equity offerings by the Company in proportion to its percentage ownership (assuming conversion of amounts drawn under the RCF loan agreement) of the outstanding shares of our common stock.

        Because of RCF's ownership of URI common stock, RCF has the ability to exercise a substantial degree of control over matters requiring stockholder approval. Those matters include the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions difficult without the support of RCF, including transactions in which other stockholders might otherwise receive a premium for their shares over the then-current market price. In addition, RCF could privately sell control of the Company without other stockholders realizing any change-of-control premium. RCF may also have other interests that are different from, in addition to or not always consistent with the Company's interests or with the interests of other stockholders.

Restrictions under our secured loan agreement may prevent us from taking actions that we believe would be in the best interest of our business, and defaults under the secured loan agreement may result in RCF talking possession and disposing of any collateral.

        Our loan agreement with RCF contains certain restrictions on our activities, including covenants that may restrict us from, among other things:

  •
  incurring additional indebtedness;

  •
  incurring expenses outside of our budget without RCF approval;

  •
  paying dividends on, redeeming or repurchasing our capital stock;

  •
  making investments or acquisitions;

  •
  creating liens;

  •
  selling assets;

  •
  guaranteeing indebtedness; and

  •
  consolidating, merging or transferring all or substantially all of our assets.

        These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. If we violate any of these covenants and are unable to obtain waivers, we would be in default under our loan agreement with RCF and payment of the indebtedness could be accelerated. If our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance it. Our obligations under the loan agreement are secured by pledges of the equity interests of our subsidiaries and a lien on substantially all of our assets, and if we default on our obligations under the loan agreement, among other remedies, RCF could take possession and dispose of any collateral under the loan agreement and related documents, which would have a material adverse effect on our business, operations, financial condition, and liquidity. Even if we are able to obtain new financing upon a default under the loan agreement, it may not be on commercially reasonable terms or on terms that are acceptable to us. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

We have previously identified a material weakness in our internal control over financial reporting, and if we cannot maintain an effective system of internal control over financial reporting in the future, we may need to restate our financial statements and we may be delayed or prevented from accessing the capital markets.

        We are subject to the requirements of the Sarbanes-Oxley Act of 2002, particularly Section 404, and the applicable SEC rules and regulations that require an annual management report on our internal controls over financial reporting. The management report includes, among other matters, management's assessment of the effectiveness of our internal controls over financial reporting.

        We have previously identified a material weakness in our internal control over financial reporting and we may not be capable of maintaining an effective system of internal control in the future. Our ability to identify and remediate any material weaknesses in our internal controls could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations, and assets, assess and manage our operational, regulatory and financial risks, and integrate any acquired businesses. Any failures to ensure full compliance with internal control and financial reporting requirements in the future could result in a restatement, cause us to fail to timely meet our reporting obligations, delay or prevent us from accessing the capital markets, and harm our reputation and the market price for our common stock.

The Navajo Nation's ban on uranium mining in what it considers to be Navajo Indian Country and its opposition to the transportation of radioactive substances over and across what it views as Navajo Nation lands may have a material adverse effect on our future operations.

        In April 2005, the Navajo Nation ("Nation") Council passed the Diné Natural Resources Protection Act of 2005, 18 Navajo Nation Code §1303, which prohibits uranium mining and processing on any sites within "Navajo Indian Country" as defined by 7 Navajo Nation Code § 254(A). The ban may impede or prevent us from developing and operating our properties located in federally defined Indian Country for two reasons. First, the Nation takes a more expansive view of its own jurisdiction over "Navajo Indian Country" than does current federal law. Specifically, 7 N.N.C. § 254(A) provides that the term "Navajo Indian Country" applies to all land within the exterior boundaries of the Navajo Indian Reservation or of the Eastern Navajo Agency, Navajo Indian allotments, dependent Indian communities, and all land held in trust for, owned in fee by, or leased by the United States to the Nation. This may conflict with federal law as codified by Congress and interpreted by the federal courts. The term "Indian Country" is derived from jurisdictional determinations in criminal law enforcement proceedings under the federal Indian Country statute, 18 U.S.C. § 1151, and understood to encompass territory situated within Indian reservations, land owned by Indian Allottees, and land within a dependent Indian community. Second, while the United States Court of Appeals for the Tenth Circuit has specifically held, en banc, that the Company's Section 8 property in Churchrock, New Mexico is not Indian Country, approximately one-third of our in-place mineralized uranium material is located elsewhere in federally defined Indian Country. Consequently, with respect to the Nation, our ability to operate will be adversely affected unless Navajo law is modified or a waiver or other exemption is provided.

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

        On December 23, 2013, the Navajo Nation Council Resources and Development Committee ("NNRDC") acknowledged the right-of-way and surface use of the Company at its Churchrock properties licensed by the U.S. Nuclear Regulatory Commission. The right of way and surface and mineral access rights were granted in a 1929 Deed by the Santa Fe Pacific Railroad, and were passed to the Company as the successor in interest to the 1929 Deed. The NNRDC also authorized the creation of a Subcommittee to work with the Navajo Nation Executive Director of the Natural Resources Division and the Department of Justice, along with representatives of the Company, to consider the terms of an agreement that results in mutual gains for both the Nation and the Company, considering the right of way and surface use granted in the 1929 Deed.

        If further agreement with the Nation is not reached, our development plan could be materially adversely affected.

Certain of our mineral properties may be subject to defects in title and we are at risk of loss of ownership.

        Many of our mining properties are unpatented mining claims to which we have only possessory title. The validity of unpatented mining claims is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims or other real property interests that are owned in fee simple. Because unpatented mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location, perfection and maintenance of an unpatented mining claim. The present status of our unpatented mining claims located on public lands allows us the exclusive right to remove locatable minerals, such as uranium. We are also allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the public land remains with the federal government. We remain at risk that the mining claims may be lost either to the federal government or to rival private claimants due to failure to comply with statutory requirements. In addition, we may not have, or may not be able to obtain, all necessary surface rights to develop a property.

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

        The attractiveness of uranium as an alternative fuel to generate electricity may be dependent on the relative prices of oil, gas, coal and hydro-electricity and the possibility of developing other low-cost sources of energy. If the prices of alternative energy sources decrease or new low-cost alternative energy sources are developed, the demand for uranium could decrease, which may result in a decrease in the price of uranium.

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

        We are required to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. include the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978, or UMTRCA, Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the NNEPA, as applicable.

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

        The uranium industry is subject not only to the worker health and safety and environmental risks associated with all mining businesses, but also to additional risks uniquely associated with uranium ISR, mining and milling. The possibility of more stringent regulations exists in the areas of worker health and safety, storage of hazardous materials, standards for heavy equipment used in ISR, mining or milling, the disposition of wastes, the decommissioning and reclamation of exploration, mining and ISR sites, climate change and other environmental matters, each of which could have a material adverse effect on the cost or the viability of a particular project.

        We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation, generally, is toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delays our intended activities.

        Our operations may require additional analysis in the future including environmental, cultural and social impact and other related studies. Certain activities require the submission and approval of environmental impact assessments. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. We cannot provide assurance that we will be able to obtain or maintain all necessary permits that may be required to continue our operation or exploration of our properties or, if feasible, to commence development, construction or operation of mining facilities at such properties on terms which enable operations to be conducted at economically justifiable costs. If we are unable to obtain or maintain permits or water rights for development of our properties or otherwise fail to manage adequately future environmental issues, our operations could be materially and adversely affected.

Closure and remediation costs for environmental liabilities may exceed the provisions we have made.

        Natural resource companies are required to close their operations and rehabilitate the lands in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for uranium operations are significant and based principally on current legal and regulatory requirements and closure plans that may change materially. Any underestimated or unanticipated rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income in the related period.

        The laws and regulations governing closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations.

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

Reserve and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including the price of uranium, inherent variability of the ore and recoverability of uranium in the recovery process.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

2.1  South Texas

        We currently control three production properties and two exploration properties in the state of Texas. These properties are owned by the Company's wholly owned subsidiary, URI, Inc. The Kingsville Dome, Rosita and Vasquez production properties are shown in Figure No. 2.1 and are described below.

        From 1988 to 1999, we produced approximately 6.1 million pounds of uranium from Kingsville Dome and Rosita, and from 2004 to 2009, Kingsville Dome, Rosita and Vasquez produced 1.4 million pounds of uranium. See Section 1.6 on Texas Production History and Current Status.

Processing Facilities

        Kingsville Dome ("KVD"): KVD is located in Kleberg County and is on a leased tract of land approximately five miles south of Kingsville, Texas. KVD was built in 1987 as an up flow extraction facility with full drying capabilities. KVD produced from 1988-1990, again in 1996-99 and most recently from 2007-09. The plant now serves as a processing facility that can accept resin from multiple satellite facilities. Two independent resin processing trains and elution systems are installed. One active drying circuit is installed with an annual production capacity of 800,000 lbs per year. Production was shut down in 2009 and the KVD plant has been in standby since that time. KVD houses two 500 gallon per minute reverse osmosis systems for groundwater restoration. The first unit was idled in 2010 and the second unit was idled in January of 2014 when ground water restoration was completed.

        There are four satellite ion exchange systems on site as well. Each system is capable of 900 gallons per minute extraction from well fields. These sites have also been placed in standby since 2008. The satellite plants can be relocated to alternate extraction sites as needed.

        La Rosita ("ROS"): ROS plant is in Duval County on a 200 acre tract of land owned by the Company. The facility is 22 miles west of Alice, Texas. The ROS plant was constructed in 1990. ROS was originally designed similarly to KVD as an up flow extraction facility. Resin was processed on site and the uranium was precipitated into a slurry, which was then transported to KVD for final drying. Production through the ROS facility began in 1990 and continued until 1999. In 1999, the plant was placed in standby and has not processed any material since then. In 2007-08 upgrades and additions to the facility were installed. The elution and precipitation facilities were repaired and a full drying system was installed. Construction ended when the plant was 95% complete due to production and price declines. The plant will have an operating capacity of 800,000 lbs. per year.

        One satellite ion exchange system is installed at the ROS location. This system was used for only a short time in 2008. Resin was shipped to the KVD facility for processing. This system is capable of 900 gallons per minute extraction and has been placed in standby since 2008.

        Vasquez ("VAS"): VAS is in Duval County on a leased tract of land being held until final restoration is complete. VAS was constructed in 2004. There are no processing facilities at VAS. There is one satellite ion exchange system capable of 1,200 gallons per minute extraction. VAS produced from 2004-08. Resin was transported to the KVD facility for processing. VAS also houses a 500 gallon per minute reverse osmosis system, which was idled in January of 2014 when groundwater restoration was completed.

 Figure No 2.1. Texas Properties Location Map

2.1.1  Kingsville Dome Project, Kleberg County, Texas (Figure 2.2):

        The Property.    The Kingsville Dome project is located in central Kleberg County, South Texas, approximately 35 miles southwest of the city of Corpus Christi. The property consists of mineral leases from private landowners covering approximately 2,434 gross and 2,227 net acres of mineral rights. The leases provide for the payment of production royalties, ranging from 6.25% to 9.375%, based upon uranium sales from the respective leases. The leases have expiration dates ranging from 2000 to 2007, however we continue to hold most of these leases through our ongoing restoration activities. With a few minor exceptions, the leases contain clauses that permit us to extend the leases, not held by production, by payment of a royalty ranging from $10 to $30 per acre.

        Suitable electrical power is present at the site of the Kingsville Dome process plant, and additional power lines throughout the areas of the wellfields.

        Accessibility.    Access to the Kingsville Dome process facility is good, from an improved company owned private drive off of Texas Farm to Market Road 1118 about 8 miles southeast of Kingsville, Texas, and about 4 miles east of U.S. Highway 77 in Kleberg County.

        Production History.    Initial production from the Kingsville Dome project deposit commenced in May 1988. From then until July 1999, we produced a total of 3.5 million pounds of U3O8. Production was halted in July 1999 due to depressed uranium prices. We resumed production at the Kingsville Dome project in April, 2006 and produced 94,100 pounds of uranium in 2006, 338,100 pounds of uranium in 2007, 252,000 pounds of uranium in 2008 and 56,000 pounds of uranium in 2009. We have not produced any uranium at the Kingsville Dome project since 2009. We incurred capital expenditures of $11,000 and $647,000 in 2013 and 2012, respectively.

        Project Geology:    Uranium mineralization at the Kingsville Dome project occurs as roll-fronts hosted in the Goliad Formation at depths ranging from 600 to 750 feet below the surface. Uranium mineralization at the Kingsville Dome project is localized along the southwestern to northern flanks of the dome, which also hosts oil and gas deposits in geological units that are situated beneath the Goliad Formation. We do not control such oil and gas deposits.

        Restoration and Reclamation.    During 2013 we conducted restoration activities on the Kingsville Dome project, as required by our permits and licenses, spending approximately $1.0 million on restoration activities. In 2012, we spent approximately $1.1 million on restoration and reclamation activities.

        There are three Texas Commission on Environmental Quality ("TCEQ") authorized production areas at the Kingsville Dome project. In 2012, restoration was completed within ten wellfields located in production areas 1 and 2. In 2013, URI, Inc. continued to sample and observe the wellfields in production areas 1 and 2 during a stabilization period required by TCEQ rules and on October 15, 2013 URI, Inc. declared to TCEQ that groundwater restoration was complete in production areas 1 and 2. Groundwater restoration for production area 3 was conducted throughout 2013, completed in December 2013 and simultaneously placed into stability. Subject to regulatory approval, groundwater restoration is completed for the entire project. Since we began our groundwater activities in 1998, we have processed and cleaned approximately 2.6 billion gallons of groundwater at the Kingsville Dome project.

        Permitting Status.    A radioactive material license and underground injection control permit for the Kingsville Dome project have been issued. On September 26, 2012, we filed the requisite application for renewal of our underground injection control permit, and on December 12, 2012, we filed an amendment to the application that would provide for resumption of uranium recovery activities. As new areas are proposed for production, additional authorizations under the area permit would be required.

Figure No. 2.2. Kingsville Dome Project Showing Leased Lands.

2.1.2  Rosita Project, Duval County, Texas (Figure 2.3):

        The Property.    The Rosita project is located in north-central Duval County Texas. It is about 14 miles southeast of the town of Freer and 60 miles west-northwest of the city of Corpus Christi. Our property holdings consist of mineral leases from private landowners on approximately 3,377 gross and net acres. The nearby Rosita South property consists of mineral leases from private land owners on approximately 1,795 gross acres and 1,479 net. The leases provide for sliding scale royalties that are based on a percentage of uranium sales. Average royalty percentages range from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have expiration dates ranging from 2012 to 2015. We hold these leases by payment of rental fees ranging from $10 to $30 per acre.

        Accessibility.    Access to the Rosita project and process facility is good, from an improved company owned private drive to an unpaved, improved county road to Texas Farm to Market Road 3196 about 1 mile northeast of the intersection of State Highway 44 and FM 3196 in Duval County.

        Electrical power for the Rosita project is readily available, with an industrial-scale power line extending to the Rosita process plant.

        Production History.    Initial production of uranium from the Rosita project, utilizing the ISR process, commenced in 1990. From that point until July 1999, URI, Inc. produced a total of 2.64 million pounds of U3O8. Production was halted in July of 1999 due to depressed uranium prices. Production from a new wellfield, in production area 3, at the Rosita project began in June 2008. However, technical difficulties that raised the cost of production coupled with a sharp decline in uranium prices led to the decision to shut-in this wellfield in October 2008, after the production of 10,200 pounds of U3O8. We have had no production from the Rosita project since that time.

        Our capital expenditures at the Rosita project were approximately $13,000 and $9,000 in 2013and 2012, respectively.

        Project Geology.    Uranium mineralization at the Rosita project occurs as roll-fronts, and is hosted in the Goliad Formation, at depths ranging from 125 to 350 feet below the surface.

        Restoration and Reclamation.    The Rosita project is comprised of four TCEQ authorized production areas. Production areas 1 and 2 are depleted, and groundwater restoration has been completed to regulatory standards. Production areas 3 and 4 contain uranium reserves that have yet to be produced. Production areas 1 and 2 consist of seven wellfields whose groundwater has been restored by the circulation and processing of approximately 1.3 billion gallons of reverse osmosis treated water. In 2013 we completed the final phase of TCEQ required stabilization in production areas 1 and 2. Wells in production areas 1 and 2 will be plugged and abandoned in 2014.

        Permitting Status.    A radioactive material license and an underground injection control permit have been issued for the Rosita project. On August 30, 2012, we filed the requisite application for renewal of our underground injection control permit. Production could resume in areas already included in existing production area authorizations. As new areas are proposed for production, additional authorizations under the permit will be required.

Figure No. 2.3. Rosita Project

2.1.3  Vasquez Project, Duval County, Texas (Figure 2.4):

        The Property.    The Vasquez project consists of a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term of the lease expired in February 2008; however, we held the lease by production and are currently in restoration. The lease provides for royalties of 6.25% of uranium sales below $25.00 per pound, and the royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

        Accessibility:    Access to the Vasquez project area is good, from a Company owned improved private drive to an improved ranch road to Texas State Highway 59 in Duval County.

        Adequate electrical power is available in the project area, with a power line extending onto the property to service our facilities at the Vasquez project.

        Production History.    We commenced production from the Vasquez project in October 2004, but we have had no production from the Vasquez project since 2008.

        Project Geology.    Uranium mineralization at the Vasquez project occurs as roll-fronts within the Oakville Formation, at depths ranging from 200 to 250 feet below the surface.

        Restoration and Reclamation.    We are conducting ongoing restoration and reclamation activities at the Vasquez project and have spent $625,000 and $640,000 in 2013 and 2012, respectively for such activities.

        The Vasquez project consists of two authorized production areas. Production area 1 consists of five wellfields. Production area 2 consists of two wellfields. At the end of 2013, restoration was completed at all wellfields in production areas 1 and 2. In 2014, we will sample and observe the restoration stability in production areas 1 and 2. Subject to regulatory approval, groundwater restoration is projected to be completed in all wellfields at the Vasquez project in 2014. Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 640 million gallons of groundwater at the Vasquez project.

        Permitting Status.    A radioactive material license and an underground injection control permit have been issued for the Vasquez project. On July 10, 2012 we filed the requisite application for renewal of our underground injection control permit.

Figure No. 2.4. Vasquez Project

2.1.4  Los Finados/Tecolote Project

        On December 30, 2010, we entered into a three year lease option agreement with a large Texas landowner for the exploration of 53,524 acres in Kenedy County, Texas, which we referred to as the Los Finados project. The lease option agreement was later extended by two years and expanded to cover approximately an additional 22,700 net acres north of the Los Finados project, which we referred to as the Tecolote project. The agreement included an option to lease the acreage for future uranium production.

        In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. ("CTI"), a subsidiary of Cameco Corporation (NYSE: CCJ) on the Los Finados project (the "Exploration Agreement") which was later expanded to cover the Tecolote project. On November 29, 2013, CTI notified the Company of CTI's intent to terminate the Exploration Agreement. On February 27, 2014, after exploring its options with respect to the project, the Company provided notice terminating the lease option agreement with the Texas landowner.

2.2  New Mexico

        2.2.1    General.    We hold a significant range of properties throughout the extent of the Grants mineral belt of west-central New Mexico (see Figure 2.5 below). Included within our property portfolio are fee lands that we own, lands leased from third parties, owned and leased patented and unpatented mining claims, one State of New Mexico mineral lease, and some surface leases. Collectively, this property position represents one of the largest mineral rights holdings in the Grants mineral belt.

        The Grants mineral belt is an approximately 100 mile long northwesterly trending belt of sandstone-hosted uranium deposits that historically have been the largest source of uranium production in the United States. During the period of mining activity in the Grants mineral belt, between the early 1950's and the mid-1980's, more than eighty underground and open pit mines were developed and operated. At various times during the productive life of the belt, as many as six uranium processing mills were built and operated by The Anaconda Company, Homestake Mining Company, Kerr-McGee, Phillips Petroleum, Sohio Western and United Nuclear.

        To date we have expended approximately $15.9 million on permitting and associated activities and studies relating to our New Mexico properties. Additional expenditures, at a level that we are not yet able to estimate, but could be material, will be required in order to advance our various projects in this area. Future expenditures could be material, and will be incurred over a period of several years.

 Figure No. 2.5. Location of New Mexico Properties in the Central and Western Parts of the Grants Mineral Belt.

2.2.2  Churchrock Project, McKinley County, New Mexico (Figure 2.6).

        The Property.    The Churchrock project is situated at the western-most extent of the Grants mineral belt in McKinley County, western New Mexico. The project lands are located approximately 13 miles northeast of the town of Gallup and 110 miles west-northwest of the city of Albuquerque. We hold an extensive property position in the Churchrock mining district, including patented and unpatented lode mining claims and deeded mineral rights. The principal areas of uranium mineralization, the Mancos and Sections 8 and 17 (also known as the Churchrock deposit) deposits, are situated on two separate tracts that we own, and these cover an area of approximately 3,458 gross and net acres. None of the lands that comprise the Churchrock project are situated on the Navajo Reservation (please see Item 3: "Legal Proceedings").

        Access to the project area is good. New Mexico State Highway 566, which is a paved two lane highway, connects with US Interstate Highway I-40 at the village of Churchrock, approximately 6 miles to the south. Numerous maintained and unmaintained dirt roads and trails traverse the entire project area. Various electrical lines are present in the immediate vicinity of the project area.

        We hold a U.S. Nuclear Regulatory Commission ("NRC") license for, and own the mineral estate in fee for 200 acres located in the northeast 1/4 and the southwest 1/4 of the northwest 1/4 of Section 17, Township 16 North, Range 16 West. The balance of the 440 acres of mineral rights in Section 17, Township 16 North, Range 16 West is also held in fee. In Section 8, Township 16 North, Range 16 West, we own the southeast 1/4 in fee (as patented lode mining claims), and these lands are also covered by the NRC license. We hold the minerals in the remainder of Section 8, with 26 unpatented federal mining claims. At the Mancos deposit, we own the minerals in Section 13, Township 16 North, Range 17 West in fee, the minerals in the northwest 1/4 of Section 7, Township 16 North, Range 16 West, in fee and hold the minerals in Section 12, Township 16 North,

Range 17 West, with unpatented lode mining claims. The unpatented mining claims are all held through payment of an annual maintenance fee of $140 per claim to the U.S. Bureau of Land Management (the "BLM").

        The surface estate on Section 17, Mancos Section 13 and Mancos Section 7 is owned by the U.S. Government and held in trust for the Navajo Nation. On those sections, we have royalty obligations ranging from 5% to 6 1/4% and a 2% overriding royalty obligation to the Nation. The total royalty obligations on Section 8 are a function of the sales price of uranium. Aggregate royalties peak at 33.00% at a uranium sales price of approximately $84.00 per pound.

        Production History.    Phillips Petroleum and United Nuclear operated a conventional underground mine on the Section 17 portion of the Section 8 and 17 deposits intermittently from the late 1950's through the mid 1970's, and historic reports indicate that about 700,000 pounds of U3O8 were recovered from the mining operation. There has been no further uranium production from the Churchrock project.

        Project Geology.    Two principal sandstone-hosted uranium deposits are present on lands within the Churchrock project areas. The Churchrock deposit, which is situated in Sections 8 and 17, Township 16 North, Range 16 West, is a series of tabular to elongate zones of uranium mineralization that are hosted in sandstones of the Dakota Sandstone and various sandstone units of the Morrison Formation. The mineralized zones occur at depths ranging from approximately 650 to 850 feet below the surface. A portion of the southern extent of the Churchrock deposit was mined by conventional underground mining methods, first in the 1960's by Phillips Petroleum, and subsequently by United Nuclear Corporation in the 1970's. The bulk of the Churchrock uranium deposit has not been mined. The Mancos uranium deposit is situated in Section 7, Township 16 North, Range 16 West, and parts of Sections 12 and 13, Township 16 North, Range 17 West is also a series of zones of sandstone-hosted uranium mineralization that is contained in the Cretaceous-age Dakota Sandstone and the underlying Morrison Formation of Jurassic age. The mineralized zones in the Mancos deposit range in depth from as little as 475 feet from the surface to as much as 1,800 feet, beneath the mesa at the northeast end of the deposit.

        Development Plan.    In December 2012, an independent engineering and consulting firm completed a technical and design review on the potential for the development of an ISR in the Section 8 mineralized area. We anticipate that Churchrock may be the first of our New Mexico properties we will develop. We spent $250,000 and $2,771,000 in 2013 and 2012, respectively, for permitting activities and land holding costs.

        Water Rights.    We hold granted water rights, sufficient for the development and operation of an ISR project on the Section 8 and 17 deposits.

        Permitting Status.    We hold a NRC license for production of uranium from the Section 8 and 17 uranium deposits. We also hold a UIC permit issued by the State of New Mexico for the deposit. Both the NRC license and the UIC are in "timely renewal" with the relevant governmental agencies. With respect to the UIC permits, see Item 3. "Legal Proceedings." We do not plan to pursue production permits for the Mancos deposit at this time.

 Figure No. 2.6. Churchrock Project Mineral Ownership

2.2.3  Crownpoint Project, McKinley County, New Mexico (Figure 2.7).

        General.    Our Crownpoint project is located at the village of Crownpoint, McKinley County, New Mexico. The project is situated in the west-central part of the State, approximately 35 miles northeast of the town of Gallup and 95 miles northwest of the city of Albuquerque. Exploration programs carried out during the 1970's by Mobil Oil, Conoco and Teton/UNC outlined several areas of uranium mineralization within and adjoining the town site. Mobil Oil conducted an ISR test on a portion of their properties, but did not develop a commercial scale ISR operation. Conoco, in partnership with Westinghouse, began development of a conventional underground mine on a part of their property holdings, but never completed the mine, and never produced any uranium from their properties. Both development programs were curtailed due to the collapse of the uranium market in the early 1980's.

        Access to the Crownpoint project is very good, with a paved street (Church Drive) that crosses the property. Church Drive intersects New Mexico State Highway 371, which connects the City of Farmington, New Mexico to the north with US Interstate Highway I-40 at the town of Thoreau. Adequate electrical power is available at the Crownpoint property, as various electrical lines service the buildings on the property.

        The Property.    The Crownpoint project is located in the San Juan Basin, 22 miles northeast of our Churchrock project and 35 miles northeast of Gallup, New Mexico. The properties that make-up the Crownpoint project consist of 640 gross and 556 net acres of mineral rights. We hold the mineral rights in the northwest 1/4 of Section 9, Township 17 North Range 13 West with 9 unpatented lode mining claims, and the mineral rights in the southwest 1/4 of Section 24, Township 17 North Range 13 West with 10 unpatented lode mining claims. In the southeast 1/4 of Section 24, Township 17 North, Range 13 West, we own in fee a 40% interest in the minerals on approximately 140 acres and hold 100% of the minerals on 20 additional acres with two unpatented lode mining claims. In the northeast 1/4 of Section 25, Township 17 North, Range 13 West, we hold the minerals with eight unpatented lode mining claims. The unpatented lode mining claims are held through the payment of an annual maintenance fee of $140.00 per claim to the BLM. While the rights to the minerals on the unpatented lode mining claims are subject to annual renewal through the payment of the annual maintenance fees, the rights to the minerals on the fee-owned lands are not subject to any renewal process as long as the Company maintains its ownership of the subject property.

        Project Geology.    Uranium mineralization at the Crownpoint project occurs as tabular bodies and roll-fronts hosted in porous and permeable sandstones of the Westwater Canyon Member of the Morrison Formation. The mineralized zones are at depths ranging from 2,100 to 2,300 feet below the surface.

        Project History.    Three pilot shafts were drilled on the property in the early 1980's by Conoco, but they were never fully completed. It was Conoco's intent to recover the uranium mineralization by conventional underground mining methods. There was never any uranium production from the Crownpoint project. Surface facilities related to those activities including buildings and their associated electrical/water infrastructure are still in-place and are currently used as offices and storage facilities. We spent $268,000 and $284,000 in 2013 and 2012, respectively, for permitting activities and land holding costs.

        Water Rights.    We hold sufficient water rights for the development and operation of an ISR operation at the Crownpoint Section 24 deposit. We have two additional pending applications for appropriations of water, which give us the first two "positions in line" on the hearings list for the San Juan Basin. These additional pending water rights applications may involve a claim of jurisdiction by the Nation.

        Permitting Status.    We hold an NRC license to allow ISR and uranium processing activities at the Crownpoint project.

Figure No. 2.7. Crownpoint Project

2.2.4  Nose Rock Project, McKinley County, New Mexico (Figure 2.8).

        General.    Our Nose Rock project is situated in west-central New Mexico, about 45 miles northeast of the town of Gallup and 94 miles northwest of the city of Albuquerque. It is the site of a former extensive underground uranium mine development program carried out by the minerals department of Phillips Petroleum, who abandoned the project during the early 1980's uranium price down-turn. The Nose Rock project is north of the generally accepted northern boundary of the Grants mineral belt.

        Access to the Nose Rock project area is good, as New Mexico State Highway 371 passes within six miles of the project, and Tribal Highway 9, which connects with Highway 371, is within three miles of the southern boundary of the project. A paved mine access road connects the project with Tribal Highway 9.

        There is no meaningful infrastructure present at the project.

        The Property.    We control extensive mineral rights at the Nose Rock project, covering an area of approximately 6,400 acres. Our mineral rights, which we have direct ownership of, are situated in sections 10, 11, 15, 17, 18, 19, 20, 29, 30, and 31, Township 19 North, Range 11 West, McKinley County, New Mexico. The surface estate over our deeded mineral rights is owned in fee by the Navajo Nation. There are no royalties or interests held by others relating to our mineral rights.

        History.    The uranium deposits at the Nose Rock project were discovered by geologists of the Phillips Petroleum Company in 1973 after a careful analysis of geologic characteristics of mineral discoveries along the western end of the Grants mineral belt. Prior to the discovery of the Nose Rock mineral system, there were no uranium deposits known to exist in the general area Phillips drilled more than 3,000 holes to define the mineralization prior to undertaking an extensive mine development program at the Nose Rock project. The development program included the construction of an extensive surface support facility, as well as developing three shafts, each with depths exceeding 3,200 feet below the surface. The project was abandoned in the early 1980's because of the uranium market downturn, and no commercial amounts of uranium were ever produced from the mine.

        Project Geology.    The uranium deposits at the Nose Rock project are hosted within sandstone units of the Westwater Canyon Member of the Jurassic-age Morrison Formation, at depths ranging from 3,000 to 3,900 feet from the surface. Much of the mineralization at the Nose Rock project appears to be concentrated in "C-shaped" or crescent-shaped rolls that are reminiscent of the "classical" roll fronts of the Wyoming basins and South Texas uranium province, but the Nose Rock project features are of a larger scale. The nature and origin of the mineralization at the Nose Rock project remains a matter of debate.

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

Figure No. 2.8. Nose Rock Project Mineral Ownership

2.2.5  West Largo Project, McKinley County, New Mexico (Figure 2.9).

        General.    The West Largo project is comprised of six contiguous sections of land located in McKinley County, west-central New Mexico. The West Largo project area is about 25 miles north of the town of Grants and 78 miles northwest of the city of Albuquerque. The southern part of the West Largo project area adjoins the northwestern edge of the Ambrosia Lake mining district, which was the largest uranium producing area in the United States.

        The Property.    The West Largo project lands are comprised of 75 unpatented lode mining claims that were staked in Sections 20 and 28, and four sections of fee mineral rights in Sections 17, 19, 21 and 29, all situated in Township 15 North, Range 10 West. Collectively, the properties cover an area of approximately 3,840 acres. We have a 100% interest in these properties. The surface estates for Sections 17 and 21 are Navajo allotments. The surface over the unpatented lode mining claims in Sections 20 and 28 is public domain managed by the BLM. The surface for Section 19 is held in trust for the Navajo Nation, and the surface of Section 29 is owned by the Elkins Ranch. We do not hold any surface access rights or agreements for Sections 17, 19 or 21. There are no work or royalty obligations for the unpatented lode mining claims, which we own. The unpatented claims are subject to annual maintenance payments of $140 per claim to the BLM in order to maintain the mineral rights in good standing.

        A production royalty of 2.5 percent of "ore value" is payable to the Elkins Ranch for any production from Section 29.

        Accessibility:    Access to the general vicinity of the West Largo project is good, as a paved highway, NM-509, passes within three miles of the eastern edge of the property. A circuitous nine-mile, four-wheel drive dirt road is present to the south central part of the West Largo project area, but it can become difficult to travel during times of rain or snow storms. Due to the rugged terrain of the project area—canyons and mesas—access within the immediate West Largo project area is difficult.

        History:    Uranium exploration was initially carried out in 1968 the West Largo project area by Gulf Mineral Resources, with additional exploration programs subsequently undertaken by Kerr-McGee, Pathfinder Mines and Santa Fe Minerals. Within the lands we control, these companies drilled nearly 1,600 holes to discover and partially define several sandstone-hosted uranium deposits on the properties. There have been no efforts to develop the uranium mineralization present at the West Largo project and there is no infrastructure present on the properties.

        Project Geology.    Uranium mineralization at the West Largo project is hosted in five sandstone units of the Westwater Canyon Member of the Jurassic-age Morrison Formation, which is the dominant host unit for uranium deposits throughout the Grants mineral belt. The mineralized units are present at depths generally ranging from 1,800 to more than 2,700 feet below the surface. The mineralization, which appears to have characteristics of "redistributed" deposits, is generally present along a northwest trend that extends for a distance of at least 4.25 miles, and attains a width of up to 500 feet.

        Permitting Status We do not hold any permits for exploration or mining activities, and we have not undertaken any environmental or cultural resource surveys to support permit applications.

Figure 2.9. West Largo Project Mineral Ownership

2.2.6  Cebolleta Project, Cibola County, New Mexico (Figure 2.10).

        General.    The Cebolleta project is located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque. It is situated in the Laguna mining district, an area that has seen considerable uranium mining activity since the 1950's.

        The Property.    In March 2007, Neutron Energy, Inc. ("Neutron") (then operating as Cibola Resources LLC, or "Cibola", which is now a wholly owned subsidiary of the Company) entered into the Cebolleta Lease (the "Cebolleta Lease") with La Merced del Pueblo de Cebolleta (the "Cebolleta Land Grant"), a privately held land grant, to lease the Cebolleta property, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides Cibola with the right to explore for, mine, and process uranium deposits present on the Cebolleta Property. In February 2012, Cibola entered into an Amendment of its Mining Lease Agreement (the "Cebolleta Lease Amendment") amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2015. In addition, the date may be further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deduction to the recoverable reserve payment.

        Accessibility.    The Cebolleta project is situated in the eastern-most portion of Cibola County, New Mexico. It is located approximately 45 air miles west-northwest of the city of Albuquerque, and approximately 10 miles north of the town of Laguna. A major transcontinental highway (US Interstate Highway I-40) traverses the region about 12 miles south of the project and a well-maintained State of New Mexico paved highway, New Mexico State Highway 279 connects I-40 at the village of Laguna with the settlement of Cebolleta, which is located approximately 4 miles northwest of the project. An all-weather graded gravel road, maintained by the Cibola County government, and several private roads of varying quality cross the project lands and provide access to nearly all parts of the project area. During periods of precipitation access to the immediate project area on the unmaintained private roads may be hindered due to muddy ground conditions, but these events are normally of short duration.

        One power line, servicing a livestock water well is present at the north end of the project area, and a major high voltage electrical transmission line and sub-station are present approximately 5 miles northeast of the main part of the project area.

        History.    Parts of the Cebolleta project were developed as open pit and underground mines, and uranium was produced from the project area during the 1960's, through to the early 1980's. Uranium production was achieved at the Cebolleta from a small-scale underground mine first developed by Climax Uranium in the 1950's. The project was revitalized in the mid-1960's after various leases were acquired by United Nuclear, who conducted an extensive exploration program on the property, and subsequently developed two open pits and one underground mine on the southern part of the project area. United Nuclear ceased uranium production from their holdings in the project area in 1979.

        Sohio Western Mining and Reserve Oil and Minerals conducted an extensive exploration drilling program on lands that comprise the northern part of the current Cibola project area, and subsequently discovered five discrete uranium deposits. Sohio developed one underground mine, and constructed a uranium ore processing mill on a nearby parcel of land, all in the early to mid-1970's. Sohio operated the mine and mill complex until it was shut down in 1981. There has been no further uranium production from the property since 1981.

        All infrastructure and equipment related to this past production phase have been removed from the Cebolleta property, and it no longer has any significant plant or equipment, including subsurface improvements and equipment. Two high voltage electrical transmission lines cross the region several miles north of the Cebolleta property, and electrical lines have been constructed to the site of the former Sohio L-Bar uranium mine.

        Project Geology.    The Cebolleta project is the site for six sandstone-hosted uranium deposits. The uranium deposits occur as discrete flat-lying tabular bodies of uranium mineralization that are hosted within the Jackpile sandstone unit of the Jurassic-age Morrison Formation. The mineralized bodies are contained within channels that were developed in the Jackpile sandstone, and are found at depths ranging from approximately 250 to 850 feet below the surface. The deposits are situated above the local and regional water tables.

        Permitting Status.    The Company holds a Sub-part 4 Exploration Permit (CI014ER-R3), issued by the Energy, Minerals and Natural Resources Department of the State of New Mexico for drilling at the Cebolleta project.

Figure 2.10. Cebolleta Project.

2.2.7  Juan Tafoya Project, (Figure 2.11).

        The Property.    In October 2006, Neutron Energy (now a subsidiary of our Company) entered into the Juan Tafoya Lease (the "JT Lease") with the Juan Tafoya Land Corporation ("JTLC") to lease the property. The leased lands consist of 4,097 acres of fee (deeded) surface and mineral rights owned by the JTLC. The lease has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the property. Additionally, the JT Lease required: (i) an initial payment of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the then current price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or its heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the

Juan Tafoya property and (vii) funding of a scholarship program for the shareholders of the JTLC or its heirs. We are obligated to make the first ten years' annual rental payments notwithstanding the right to terminate the JT Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya property, or (c) the deposit is deemed uneconomical by an independent engineering firm.

        In 2007, Neutron Energy, Inc. acquired various infill fee mineral leases within the boundaries of the JT Lease. We are obligated to make annual lease payments and pay production royalties ranging from 4.65% to 6.5% based on the then current price of uranium for any production derived from those leases. The infill fee mineral leases covering the individually-owned small tracts have similar business terms as the JT Lease.

        The JT Lease and the infill fee mineral leases provide us with the right to explore for, mine and process uranium deposits present on the leased premises.

        In January 2007, Neutron entered into a letter agreement with International Nuclear, Inc. Pursuant to the letter agreement, Neutron acquired a database of information on the Marquez Canyon deposit located on the Juan Tafoya property in consideration of a cash payment and a royalty of $0.25 per pound of uranium recovered from the Juan Tafoya property with a maximum payout of $1,000,000.

        Historically, the Juan Tafoya property was nearly fully developed for uranium mining and processing with the construction of a mill and related mine infrastructure. However, all plant and equipment have been removed from the Juan Tafoya property and the Juan Tafoya property has no significant plant or equipment, including subsurface improvements and equipment. However, there is a 12-foot diameter concrete lined shaft (to a depth of about 1,850 feet) and a 5-foot diameter steel lined ventilation shaft (to a depth of about 2,200 feet) at the northwestern end of the Marquez deposit. Electrical power is available for both mining and milling activities at the Juan Tafoya property. A high voltage electrical transmission line exists south of the Juan Tafoya property and separate electrical power lines have been constructed to the former shaft site and mill site.

Figure 2.11. Juan Tafoya Project.

        Accessibility.    The Juan Tafoya project is located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque, and 25 miles northeast of the town of Laguna. Access to the Juan Tafoya project area from Albuquerque is over a paved Interstate highway (US I-40) to the town of Laguna (a distance of approximately 45 miles) and a paved two-lane highway (for a distance of 15 miles) to the village of Cebolleta and a further 16 miles over a well-maintained, graded, county-owned gravel road. Several private roads of varying quality cross the project lands and provide access to nearly all parts of the project area. Vehicle access to most parts of the Juan Tafoya project area is good, except for short periods following rain or snow storms.

        History.    The Juan Tafoya property has been of considerable interest to the U.S. uranium industry since the late 1960's to early 1970's. Exploration and pre-development activities were carried out on and adjacent to the Juan Tafoya property by the following companies: Rodney Devilliers (Devilliers Nuclear), Kerr-McGee, Nuclear Dynamics, Bokum Resources Corporation and Exxon Minerals Corporation, but no mining operations were ever undertaken on the Juan Tafoya property.

  Project Geology.

        The uranium mineralization in the Juan Tafoya property is hosted within sandstones of the Westwater Canyon Member, which comprises approximately the lower half of the Morrison Formation. Mineralization in the Juan Tafoya property occurs as a series of lenses that are progressively deeper to the east. These lenses appear to have shapes that are reminiscent of "trend-type" deposits elsewhere in the Grants mineral belt and are thought not to be amenable to ISR methods. The mineralized zones at the Juan Tafoya property are below the water table, at depths of approximately 2,100 feet from the surface.

        Permits:    We have completed numerous meteorological, archaeological, biological, and radiological surveys of the Juan Tafoya project in order to support applications for drilling permits. We hold a Sub-part 4 Regular Exploration Permit, MK023ER-R3, issued by the New Mexico Energy, Minerals and Natural Resources Department that allows us to conduct exploration drilling at the Juan Tafoya project.

2.2.8  Roca Honda Project. (Figure 2.12).

        General:    Our Roca Honda project is located near the village of San Mateo, in west-central New Mexico, approximately 17 miles north-northeast of the town of Grants and 63 miles northwest of Albuquerque. The project is located in an area that hosts several large-scale uranium deposits, including Rio Grande Resources' Mt. Taylor mine and Energy Fuels'/Roca Honda Resources' undeveloped Roca Honda deposit.

        Electrical power is available in the immediate area as a major high voltage electrical transmission line is present on the east side of the project area, and various distribution lines serve the village of San Mateo and the Mt. Taylor mine which is about 1 mile east of the project area.

        Properties:    We own 36 unpatented lode mining claims situated in Section 8, Township 13 North, Range 8 West, McKinley County, New Mexico, lease 31 unpatented claims in Section 11, and own fee mineral rights covering Sections 13, 15 and 17, all of which are in Township 13 North, Range 8 West. Collectively, our mineral rights holdings in the Roca Honda project area are approximately 3,085 acres.

        The surface over the claims in Section 11 is public domain and is within the boundary of the Cibola National Forest, and the surface over the Section 8 claims is owned by the Fernandez Ranch. The surface over Section 12 is owned by Rio Grande Resources, and the surface of Sections 15 and 17 is owned by the Fernandez Company (Lee Ranch).

        The Gil mining claims located in Section 11 are part of a lease agreement covering a larger land package with two individuals. Under the terms of the lease agreement we are obligated to make annual advanced royalty payments of $240,000 and pay a production royalty of 5% percent of "gross market value" for any minerals sold from the properties. The annual "advanced royalty" payments are recoverable from the future production royalties. The lease has an initial term of ten years and a secondary term of 65 years as long as we continue to make annual payments.

        The Endy unpatented lode mining claims, located in Sections 2, 3, 4 and 11, T. 13 N., R. 8 W., are part of a more extensive lease covering part of our adjoining Ambrosia Lake project. The lease covering the Endy claims requires regular payments to the owner, in the amount of $75,000 per year, payment of the annual claim maintenance fees of $140.00 per claim, and a gross royalty payment of 5% based upon the sales price of all minerals produced from the leased property. The initial term of the lease is ten years, with a secondary term of 65 years as long as we continue to make annual lease payments and maintain the mining claims in good standing.

        Accessibility:    Access to the Roca Honda project is good via New Mexico State Highway 605 (the San Mateo Road), which provides excellent all-weather access to the project area for all types of motor vehicles. A series of dirt roads and tracks connect the various properties with Highway 605 and these generally unimproved roads can become impassible during periods of rain or snow.

        Project History:    Uranium mineralization was discovered on the Lee Ranch (Section 13, Township 13 North, Range 8 West) by the Fernandez Joint Venture (Kerr Addison Mines, Noranda, and Amerada Hess Corporation) in the fall of 1968, and Ranchers Exploration discovered the Johnny M deposit in the same general region in 1969. These discoveries of uranium mineralization in the Roca Honda area represented a significant eastward expansion of the trend of mineralization from the Ambrosia Lake mining district. In the late 1970s and early 1980s, various operators drilled 620 exploration holes on the property, and in the late 1970s, Kerr-McGee sank a shaft to a depth of 1,475 feet on Section 17 to develop the property then known as the Lee mine. The shaft was stopped short of the ore zone and the mine closed down when uranium prices fell in 1983.

        Initial exploration drilling was carried out on Section 11, Township 13 North, Range 8 West by the Anaconda Company (who drilled three holes). This target area was first explored in a comprehensive way by the minerals division of Continental Oil Company (Conoco) in the late 1970s. Conoco drilled 14 holes (one hole was terminated prior to reaching the target horizon) and encountered uranium mineralization in Westwater Canyon sandstones although they did not follow-up on this work due to a precipitous drop in the uranium price. During the 1980s, Homestake Mining Company drilled one additional hole in the mineralized zone and encountered similar mineralization to what had been intersected by Conoco in the same area. There has been no physical work on the Deep Rock target since the completion of the Homestake drilling program.

        There has been no commercial uranium production from any of the properties that make up the Roca Honda project and there is no useable infrastructure anywhere on the properties.

        URI has not conducted any physical work on the project.

        Mineralization:    Mineralization at the Roca Honda project is hosted in the Westwater Canyon Member of the Jurassic-age Morrison Formation at depths ranging from 1,500 feet on Section 17 to over 3,300 feet on Section 13. Mineralization is hosted in various sandstone units within the Westwater Canyon. The mineralization in this part of the Grants mineral belt is generally associated organic carbon (humate) that localized concentrations of uranium into discrete mineralized bodies that are referred to as "trend" deposits. This trend type of mineralization is not amenable to in-situ recovery methods because of the chemical characteristics associated with the organic carbon.

        There are several discrete bodies of uranium mineralization on Sections 17, 15 and 13 as well as preliminary indications of mineralization from wide-spaced drilling in Section 11. The mineralized zones within the Westwater Canyon Member range in depth from about 1,500 feet on the west side of the project area (Section 17) to more than 3,300 feet on the east side (Sections 11 and 13). Portions of the mineralization in Sections 15 and 11 are part of a broad zone of sandstone-hosted mineralization that is also present on Strathmore Minerals/Roca Honda Resources' adjoining Roca Honda project.

        Permitting Status.    Preliminary biological and cultural resource inventories have been carried out on Section 11 in support of a Plan of Operations (US Forest Service) and State of New Mexico drilling permit application which is pending the completion of an Environmental Impact Statement (EIS). The EIS work is being carried out by the US Forest Service on lands that they manage (Section 11 only) and adjoining the Roca Honda project that are being considered as exploration drilling targets by URI and others who hold mineral rights in the area.

        At the present time we do not hold any permits for drilling or mining activities at the Roca Honda project.

Figure 2.12. Roca Honda Project.

2.2.9  Ambrosia Lake Project, McKinley County, New Mexico, (Figure 2.13).

        General.    Our Ambrosia Lake project is comprised of numerous property parcels that are situated throughout the Ambrosia Lake mining district, which was historically the largest and most significant uranium producing area in the United States. Within the Ambrosia Lake project area we have identified three principal targets: ISL targets, Mesa Redonda, and West Endy.

        The project is located in west-central New Mexico, approximately 60 miles west-northwest of the city of Albuquerque, and 20 miles north-northeast of the town of Grants, which is the nearest population center to the project area.

        Adequate electrical power is readily available within the project area. A major high voltage transmission line traverses the project area, and there is a large-scale transformer sub-station on a parcel that is interspersed with our holdings. An electrical generation station is located at the village of Prewitt, which is about 8 miles west of the project area.

        The Property.    We hold an extensive land position within the Ambrosia Lake project area. Our land holdings include 266 unpatented lode mining claims that we lease from two private groups, one State of New Mexico mining lease that covers approximately 640 acres, and 28 separate parcels of mineral rights, covering 17,011.19 acres that we own directly (in fee).

        The Bonner lease covers 161 unpatented lode mining claims in Section 31, T. 14 N., R. 8 W., Sections 12 and 14, T. 13 N., R. 9 W., and Sections 6, 8, 12, 14, and 18, T. 14 N., R. 10 W. Under the terms of the lease agreement we are obligated to make annual "advanced royalty" payments of $240,000 and pay a production royalty of 5% percent of "gross market value" for any minerals sold from the properties. The annual "advanced royalty" payments are recoverable from the future production royalties. The lease has an initial term of ten years and a secondary term of 65 years, as long as we continue to make annual payments.

        The 105 Endy claims within the Ambrosia Lake project area are situated in Sections 5 and 6, T. 13 N., R. 8 W. and Sections 31 and 32, T. 14 N., R. 8 W. Other Endy claims are part of our adjoining Roca Honda project. The lease covering the Endy claims requires regular payments to the owner, in the amount of $75,000 per year, payment of the annual claim maintenance fees of $140.00 per claim and a gross royalty payment of 5% based upon the sales price of all minerals produced from the leased property.

        Previously we held a lease covering eight patented lode mining claims and one unpatented lode mining claim situated in Section 26 T. 14 N. R. 9 W. (the "Elizabeth lease"). This property was not considered material to the Ambrosia Lake project and was terminated on January 4, 2014.

        Accessibility.    Accessibility to the Ambrosia Lake project is excellent. An all-weather two lane paved highway, NM-605 (the San Mateo Road) connects the southern part of the project area with US Interstate Highway I-40 at Milan, which is approximately 19 miles to the south. State highway NM-509, also a two lane paved all-weather road connects with NM-605 and traverses the middle of the project area. Numerous private ranch roads and mining trails cross may of the project lands, as do some four-wheel drive roads on BLM and Forest Service roads in the eastern part of the project area.

        History.    The Ambrosia Lake project is situated in the Ambrosia Lake mining district of west-central New Mexico, which was the largest source of uranium production in the United States. Numerous small to large scale underground mines were developed by a series of companies, including Homestake Mining, Kerr-McGee, Phillips Petroleum, Ranchers Exploration & Development, United Nuclear and several smaller companies over the period between the mid-1950s and the late 1980s. In addition to the mining activities there were two uranium processing mills (not situated on lands owned or controlled by us) in the immediate Ambrosia Lake mining district. The mines and the two mills were shut-down and the various properties were reclaimed by the then-operating companies.

        Project Geology.    Numerous sandstone—hosted (and a few limestone—hosted) uranium deposits were discovered and subsequently mined from the area of our Ambrosia Lake project. The uranium deposits are contained primarily within the Westwater Canyon member of the Jurassic-age Morrison Formation, with less important deposits in the Poison Canyon unit of the Morrison Formation, and minor number of deposits in the deeper Todilto Limestone Member of the Wanakah Formation. There are two types of sandstone-hosted deposits at Ambrosia Lake: (1) "Primary" or "trend-type" and (2) "stack" or "redistributed" deposits. Trend-type deposits are elongate tabular bodies of mineralization that may be hundreds to a few thousand feet in length, tens to hundreds of feet in width, and feet to a few tens of feet in thickness. These deposits are generally oriented in a west-northwest/east-southeast direction and are dominantly associated with accumulations of organic carbon (commonly referred to as "humate"). Redistributed or stack deposits are the product of remobilization and subsequent redistribution of trend type deposits. They are generally irregular in shape and orientation, and often attain thickness of many tens of feet. Unlike the trend-type, redistributed deposits have reduced levels of organic carbon compounds and they tend to be of a lower grade than the trend-type. Data that was developed by previous operators of our properties, and available to us, indicate that both styles of mineralization are present on some of our properties.

        Concentrations of non-reserve mineralized material are present on our properties in the Mesa Redonda area in Sections 8 and 18, T. 14 N., R. 10 W., as well as in the West Endy area, in Section 31, Township 14 N., R. 8W.

        Permitting Status.    We previously held permits to conduct limited impact drilling programs on Section 36, T. 14 N R. 9 W. and Section 13, T. 13 N., R. 9 W. Drilling programs were carried out under these two permits, and reclamation of the surface disturbances was completed as specified in the permits. Both permits were allowed to expire after reclamation activities were approved by the New Mexico Energy, Minerals and Natural Resources Department.

        We do not hold any permits or licenses to conduct activities on the lands of the Ambrosia Lake project.

Figure 2.13. Ambrosia Lake Project.

2.3  Powertech Uranium Corp Transaction, Custer and Fall River Counties, South Dakota

        We hold a 30% net proceeds interest from future uranium production from certain unpatented lode mining claims, fee leases and State leases currently controlled by Powertech Uranium (USA) ("Powertech") in the Dewey-Burdock area, Custer and Fall River Counties, South Dakota. Neutron transferred its property interests in the Dewey-Burdock area to Powertech for which Neutron received (i) a 30% net proceeds interest of future uranium production and sales from Neutron's former lands, (ii) 327 acres of mining claims and State leases along with associated historical drilling data,

(iii) 4,117 acres of mining claims in the Ambrosia Lake mining district in New Mexico and (iv) 1,709 acres of mining claims and leases in the Shirley Basin area of Wyoming. Powertech has filed permit applications with the NRC and USEPA and submitted a Plan of Operation to the BLM for its Dewey-Burdock uranium ISR project.

        Neutron's former acreage in the Dewey-Burdock area that is subject to the 30% net proceeds interest payable to us consists of approximately 1,620 acres of claims and leases within Powertech's proposed Dewey-Burdock permit area and an additional 4,667 acres of prospective claims and leases elsewhere within their project permit area.

2.4  Work Completed on Properties in 2013.

	Statement of Operations(1)			Balance Sheet
Property	Operating Expenses	Mineral Property Expenses	Impairment	Property, Plant & Equipment	Restoration Liability(2)	Total Expenditures
Rosita Project	$364,565	$138,725	$2,820,836	$13,024	$581	$3,337,731
Kingsville Dome Project	2,295,466	86,826	473,525	43,161	1,012,407	3,911,385
Vasquez Project	32,749	87,600	276,161	1,640	625,226	1,023,376
Cebolleta Property	—	584,855	—	—	—	584,855
Juan Tafoya Property	—	474,104	—	—	—	474,104
Crownpoint Project	—	267,814	—	—	—	267,814
Churchrock Project	—	250,133	—	—	—	250,133
Ambrosia Lake Project(3)	—	80,765	511,878	—	—	592,643
Other	—	551,228	12,212	—	—	563,440

	$2,692,780	$2,522,050	$4,094,612	$57,825	$1,638,214	$11,005,481

(1)
See Item 7—Management Discussion and Analysis below for discussion of 2013 mineral property costs charged to the Statement of Operations.

(2)
For description of 2013 restoration activities for Kingsville and Vasquez, see discussion at Item 2—Properties above.

(3)
Includes Elizabeth lease, which was dropped January 4, 2014.

2.5  Infrastructure

        The Company's carrying value of property, plant and equipment at December 31, 2013 by location is as follows:

Net Property, Plant & Equipment at 12/31/13	Texas	New Mexico	Colorado	Total
Uranium plant	$9,344,000	$—	$—	$9,344,000
Mineral rights	—	19,750,000	—	19,750,000
Vehicles/depreciable equipment	1,363,000	157,000	10,000	1,530,000
Other property, plant and equipment	217,000	—	—	217,000

Total	$10,924,000	$19,907,000	$10,000	$30,841,000

        As noted in the table above, the Company's most significant uranium property infrastructure is located in South Texas. The Company's two licensed processing facilities are located at the Kingsville Dome project and at the Rosita project. The Kingsville Dome facility is currently capable of processing 800,000 pounds of U3O8 annually, expandable to 1.6 million pounds. The Kingsville Dome plant has a carrying value of $2.8 million. The Rosita facility is also currently capable of processing 800,000 pounds of U3O8 annually, and is also expandable to 1.6 million pounds. The Rosita plant is a newer facility and has a carrying value of $4.0 million. Each of these plants has been idle since 2009 and each will require approximately $0.8-$1.0 million of capital expenditures to return them to current productive capacity. The Company also has portable satellite ion exchange equipment at the Kingsville Dome project and the Rosita project with carrying values at December 31, 2013 of $1.7 million and $0.8 million, respectively.

2.6  Insurance

        Our properties are covered by various types of insurance including property and casualty, liability and umbrella coverage. We have not experienced any material uninsured or under insured losses related to our properties in the past and believe that sufficient insurance coverage is in place.

2.7  Reclaimed Properties

        We have completed production and groundwater restoration on our Benavides and Longoria projects in South Texas. We completed the final stages of surface reclamation on these projects and received full and final release for these sites in 1999.

        We acquired the Section 17 leases in the New Mexico, Churchrock district from United Nuclear Corporation which had conducted underground mining for uranium on Section 17 and had reclaimed these properties. In the acquisition, we assumed any liability of United Nuclear Corporation for any remaining remediation work that might be required. The New Mexico Energy Minerals and Natural Resources Department has determined that no additional remediation would be required under the New Mexico Mining Act.

        In January 2008, the Navajo Nation Environmental Protection Agency notified the Company of its analysis that indicated potentially uranium contaminated materials present on the Old Churchrock Section 17 historic production site. In response, the Company has performed a comprehensive characterization of the Old Churchrock Site at Section 17 and lands adjacent to the site area. The Company completed the field work in two phases during the spring/summers of 2009 and 2013, respectively. These studies indicate that any off-site historic impacts at Section 17 and adjacent lands are minor. The extent of contamination and cost of remediation will be subject to the remediation standard and disposal method that are agreed to by the Company and the Nation. See Item 3, "Legal Proceedings" for a description of the status of the Navajo EPA letter and UNC/GE Demand for Indemnity in New Mexico.

Item 3.    Legal Proceedings.

3.1  Temporary Access Agreement with the Nation & Confidential Settlement Negotiations

        A civil trespass violation imposed by the Nation against the Company's wholly-owned subsidiary, Hydro Resources, Inc. ("HRI"), has been resolved. On April 5, 2012, the Nation's Division of Natural Resources issued a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the "NOV") against HRI. The NOV assessed a $50 civil assessment for alleged trespass on Section 9, Township 16 North, Range 16 West, N.M.P.M. ("Section 9"), which is land held in trust by the United States for the benefit of the Nation ("Trust Lands"). The NOV stated that HRI's Section 8 Churchrock property cannot be reached from New Mexico State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property. The NOV demanded that HRI cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI either (1) provided documentation of a validly existing right-of-way or easement; or (2) obtained an appropriate right-of-way from the Nation.

        On July 19, 2012, HRI and the Nation resolved the NOV by entering into a Temporary Access Agreement (the "Agreement"). HRI agrees not to cross any Nation trust lands for purposes of accessing Section 8 or other lands owned or leased by HRI except pursuant to any lawful grant consented to by the Nation and granted by the United States. Under the terms of the Agreement, HRI and its contractors could access Section 8 through either Section 9 or 17 to support site visits by the NRC and to satisfy other administrative permitting and licensing requirements related to the Churchrock Project. The Agreement does not extend to construction-related or earth-disturbing activities. HRI has further agreed to remediate any radioactive contamination now existing on Sections 8 and 17 surface lands prior to commencing planned ISR operations on Section 8. Under the terms and for the duration of this Agreement, HRI has agreed to the jurisdiction of the Nation.

        On December 23, 2013, the Navajo Nation Council Resources and Development Committee ("NNRDC") acknowledged the Company's right-of-way and surface use at its Churchrock properties licensed by the NRC. The NNRDC has the authority to take action with regard to right-of-way issues. The Committee acknowledged the right-of-way and surface and mineral access rights granted in the 1929 Deed by the Santa Fe Pacific Railroad Company and the easement and right of way in the 1959 Surface Owner's Agreement between the Nation and Santa Fe Pacific Railroad Company and approved by the Bureau of Indian Affairs and also acknowledges the same surface and mineral access rights by URI being successor-in-interest to the Santa Fe Pacific Railroad Company to its Churchrock properties. Negotiations are now underway between the Company, NNRDC and the Nation to advance the interests of all parties and memorialize agreements.

3.2  Dispute over Kleberg County Settlement Agreement

        On September 28, 2007, the Company filed suit against Kleberg County in the 105th Judicial District Court, Kleberg County, Texas for declaratory relief interpreting the December 2004 Settlement Agreement between Kleberg County (the "County") and the Company as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome production areas 1 and 2 and for recovery of the Company's legal fees and costs of the suit. The County filed a counterclaim alleging the Company had breached the terms of the December 2004 Settlement Agreement, asked for a Declaratory Judgment and injunctive relief ordering the Company to cure various alleged breaches of that agreement and asked that the County be awarded its legal fees and costs of the suit. In addition, in 2010, the County filed a claim requesting disgorgement of profits for opportunistic breach of the contract.

        Trial to the bench commenced on December 12, 2011, at which time the court granted the Company's motion for summary judgment on the claim for disgorgement. The trial continued through December 16, 2011 at which time the trial was recessed. After multiple delays, the trial resumed on February 12, 2012 and continued through February 23, 2012. The trial resumed again on May 14, 2012 and closed on May 18, 2012 with the court rendering a ruling from the bench on that date. The Court found that:

  •
  The Company had not breached the agreement and had fulfilled the terms of the most highly disputed portion of the agreement which allowed the Company, upon compliance with its terms, to recommence ISR activities in Kingsville Dome production area 3;

  •
  The Company had the right to and should be allowed to recover uranium at the Kingsville Dome project;

  •
  The Company is bound by the data known to exist at the time the December 2004 Settlement Agreement was entered and, thus, it must continue to restore Well I-11 (now known as Well I-11A), until it has been returned to its previous use, which is suitable for irrigation purposes; and

  •
  Each side should bear its costs and attorneys' fees.

        The Court requested that each side submit a proposed final judgment reflecting the Court's oral ruling. The Company submitted its proposed judgment on May 25, 2012. In June 2012, the County submitted a proposed judgment along with a request for the Court to reconsider its ruling regarding attorneys' fees.

        On December 13, 2012, the Court entered judgment consistent in the salient points with oral ruling recited above. Specifically, the Company is permitted to continue ISR operations in the Kingsville Dome project but must continue to restore Well I-11A to its previous use. The Court also ruled that the Company breached the December 2004 Settlement Agreement when it tried to rely on 1987 data (in addition to original 1985 data) drawn from Well I-11 to establish clean-up standards applicable under the December 2004 Settlement Agreement for the well, and the Court awarded nominal damages in the amount of $20.00. With regard to the issue of attorney's fees, the Court set forth a timeline during which each party is to present briefs in support of requests for attorney's fees, objections to briefs, and counter briefs and counter objections. Both the Company and the County submitted claims for attorney's fees and each filed objections to the other's claim for attorney's fees. On November 13, 2013, the Court ruled on attorney's fees and found that neither the Company nor the County was entitled to attorney's fees.

        On February 10, 2014, the County filed a notice of appeal on the merits judgment of December 13, 2012 and the attorney's fees judgment on November 13, 2013. On February 12, 2014, the Company cross-appealed on both the merits judgment and the attorney's fees judgment. The matter is now pending before the 13th Court of Appeals in Corpus Christi, Texas; however, no schedule has been set for the filing of briefs or oral argument. Meanwhile, on February 13, 2014, the Company presented the County with a public settlement offer to resolve the litigation, but no formal response or counter-offer has been made by the County. Negotiations may continue throughout this process.

3.3  Dispute with Thomas Ehrlich

        On August 2, 2013, Thomas H. Ehrlich, the Company's former chief financial officer, filed a complaint against the Company in the District Court of Denton County, Texas, Cause No. 2013-61011-393. The complaint alleges that the Company breached a compensation agreement between the Company and Mr. Ehrlich that provided for certain payments to Mr. Ehrlich upon certain change in control events. On August 13, 2013, the Company filed a general denial of the allegations contained in the complaint. On November 4, 2013, Mr. Ehrlich moved for partial summary judgment and the Company cross-moved on November 22, 2013. On December 13, 2013, the District Court heard the parties' motions, denied summary judgment for both parties, and directed discovery to commence. The Judge also ruled that Mr. Ehrlich was entitled to his litigation costs and expenses, including attorney fees, under the indemnification provisions of the compensation agreement, but he did not award any specific costs, expenses or fees. The Company intends to vigorously defend any assertions related to the lawsuit. The Company estimates the lawsuit could take approximately one year to be resolved and does not believe that the outcome of the lawsuit will have a material adverse impact on the Company's financial position, results of operations or liquidity.

        On January 28, 2014, the Company invoked the Texas statutory settlement procedures, and, thereafter, a series confidential settlement communications began between the Company and Mr. Ehrlich. On February 27, 2014, the Company and Mr. Ehrlich participated in a confidential mediation session designed to settle the case. Confidential settlement negotiations are continuing.

3.4  Navajo EPA letter and UNC/GE Demand for Indemnity

        By letter dated January 23, 2008, the Navajo Nation Environmental Protection Agency ("NNEPA") sent a document dated September 2007 titled "Radiological Scoping Survey Summary Report for the

Old Churchrock Mine Site" ("Survey Report") to our subsidiary, Hydro Resources, Inc. ("HRI") and United Nuclear Corporation and General Electric ("UNC/GE"). The Survey Report was reportedly prepared in response to a claim by NNEPA against HRI and UNC/GE for potential liability for uranium contaminated materials present on HRI's Churchrock site. NNEPA requested HRI and UNC/GE to undertake a "comprehensive and detailed characterization" of HRI's Churchrock site and adjacent lease areas, as recommended in the Survey Report.

        By letter dated January 29, 2008, UNC/GE, pursuant to a Supplemental Purchase Agreement and Guarantee, demanded that HRI and the Company defend and indemnify it for all loss, cost, expense, liabilities and obligations that have been or will be incurred or sustained by UNC/GE with respect to the request asserted by NNEPA.

        In response to the 2008 letter from NNEPA, the Company completed a Phase 1 site assessment of the Old Churchrock Mine Site for potential contamination from historic mining. In August 2009, the Company submitted to NNEPA a site characterization report prepared by a third-party environmental consulting firm, Intera, Inc. This assessment concluded that the conditions at the Old Churchrock Mine Site did not result in any significant off-site impact related to the prior mining activity. NNEPA has evaluated the site characterization report and the Company completed a Phase 2 assessment in 2013 at their request. In the event that a governmental authority issues a formal Administrative Order or files a lawsuit, the Company and UNC/GE will be considered to have reserved their respective rights and defenses to the indemnity claims, and will immediately seek and attempt to resolve, in good faith, any areas of dispute which may exist at that time.

        On December 24, 2013, the Navajo Council Resources and Development Committee formed a Subcommittee including Nation and Company representatives to consider the terms of an agreement that results in mutual gains for both the Nation and Company considering the right-of-way and surface use granted in the 1929 Deed. One objective of the subcommittee is to develop surface reclamation standards for the Old Churchrock Mine Site. The Company is working in good faith with the Subcommittee.

3.5  Other

        The Company is subject to periodic inspection by certain regulatory agencies for the purpose of determining compliance by the Company with the conditions of its licenses. In the ordinary course of business, minor violations may occur; however, these are not expected to result in material expenditures or have any other material adverse effect on the Company.

Item 4.    Mine Safety Disclosures.

        Not Applicable.

GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS

Claim	A claim is a tract of land up to 20 acres in size, of which the right to mine is held under the federal General Mining Law of 1872 and applicable local laws.
Concentrates	A product from a uranium recovery facility, which is commonly referred to as uranium concentrate or U3O8.
Conversion	A process whereby uranium concentrates are converted into forms suitable for use as fuel in commercial nuclear reactors.
Cut-off grade

Cut-off grade is determined by the following formula parameters: estimates over the relevant period of ISR or mining costs, ore treatment costs, general and administrative costs, refining costs, royalty expenses, process and refining recovery rates and uranium prices.

Gross acres	Total acres under which we have mineral rights and can recover uranium.
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

Reclamation	Reclamation involves the returning of the surface area of the mining and ISR wellfield operating areas to a condition similar to pre-mining or ISR.
Recoverable reserves

Reserves that are either proven or probable, are physically minable and can be profitably recovered under conditions specified at the time of the appraisal, based on a positive feasibility study. The calculation of minable reserves is adjusted for potential resource recovery and dilution.

Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Restoration

Restoration involves returning an aquifer to a condition consistent with our pre-ISR use. The restoration of wellfield can be accomplished by flushing the ore zone with native ground water and/or using reverse osmosis to remove ions to provide clean water for reinjection to flush the ore zone.

Roll front	The configuration of sedimentary uranium ore bodies as they appear within the host sand. A term that depicts an elongate uranium ore mass that is "C" shaped in cross-section.
Shut in	A term that refers to ceasing production or the absence of production.
Shut-in royalty	A lease clause permitting the extension of a lease not held by production by payment of a per acre royalty.
Spot price	The price at which uranium may be purchased for delivery within one year.
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

        The following table sets forth the intraday high and low sales prices for our common stock as reported on the applicable markets for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2013	$3.55	$2.21
September 30, 2013	5.53	2.43
June 30, 2013	3.07	1.75
March 31, 2013	5.99	2.55
December 31, 2012	5.17	3.00
September 30, 2012	8.50	3.91
June 30, 2012	9.40	6.00
March 31, 2012	12.10	7.30

        As of March 20, 2014 there were 301 holders of record of the Company's common stock.

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

Dividends

        We have never paid any cash or other dividends on our common stock, and we do not anticipate paying dividends for the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business. In addition, our existing loan agreement with RCF precludes us from paying dividends. Any future determination to declare dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may consider relevant.

Item 6.    Selected Financial Data.

        The following tables provide selected financial and operating data for each of the fiscal years in the five-year period ended December 31, 2013. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the

Company's financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31, (000's except per share and pound amounts)
	2013	2012	2011	2010	2009
		(Restated)	(Restated)	(Restated)
CONSOLIDATED OPERATING DATA
Revenues	$—	$—	$—	$—	$4,673

Cost of sales-operations
Operating and mineral property expenses	5,904	7,276	1,253	2,758	4,823
Impairment of uranium properties	4,095	1,737	1,460	961	2,951

Total cost of uranium sales	9,999	9,013	2,713	3,719	7,774

Loss from operations before corporate expenses	(9,999)	(9,013)	(2,713)	(3,719)	(3,101)
Corporate expenses	9,856	10,560	8,529	8,430	6,767

Loss from operations	(19,854)	(19,573)	(11,242)	(12,149)	(9,868)
Other income and expense, net	(439)	212	176	345	112

Net loss	$(20,294)	$(19,361)	$(11,066)	$(11,804)	$(9,756)

Net loss per common share:
Basic and diluted net loss per common share	$(1.06)	$(1.58)	$(1.18)	$(1.63)	$(1.73)

Average weighted shares outstanding	19,191	12,237	9,348	7,231	5,640

CONSOLIDATED CASH FLOW & OTHER DATA
Cash used in operations	$(15,339)	$(18,601)	$(10,267)	$(8,809)	$(5,290)
Capital expenditures and investing activities	5,307 (1)	(4,794)	(2,498)	(917)	(563)
Financing activities	6,485	25,169	269	19,020	(96)

Net increase (decrease) in cash & equivalents	$(3,547)	$1,774	$(12,496)	$9,294	$(5,949)

Pounds of uranium produced	—	—	—	—	59
Pounds of uranium delivered	—	—	—	—	95
Average sales price per pound	$—	$—	$—	$—	$49.08
Average cost of produced pounds sold	$—	$—	$—	$—	$39.73
Royalties/commissions per pound sold	$—	$—	$—	$—	$4.87
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents	$1,117	$4,665	$2,890	$15,386	$6,092
Working capital (deficit)	(1,226)	(3,757)	(302)	10,601	3,276
Net property, plant and equipment	30,841	34,740	13,608	14,241	15,022
Total assets	8,393	49,604	26,167	37,190	28,089
Total debt	3,015	5,580	569	653	770
Total liabilities	11,411	13,435	7,994	9,885	9,151
Total shareholders' equity	$25,243	$36,169	$18,173	$27,305	$18,939

(1)
Cash provided from release of restricted cash collateral.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

        This Item 7 contains "forward-looking statements." These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of uranium prices and other matters. The words "believes," "expects," "projects," "targets," "estimates" or similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: "Risk Factors" beginning on page 12.

Restatement of Previously Reported Consolidated Financial Information

        On December 17, 2013, we filed an amended annual report on Form 10-K/A ("Form 10-K/A") to our annual report on Form 10-K for the fiscal year ended December 31, 2012 to amend and restate the Company's consolidated financial statements and related disclosures as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012 (including restated financial information as of and for the interim periods contained therein) by reclassifying approximately $9.0 million of costs, approximately $3.9 million of which were recorded before 2010, from property, plant and equipment to mineral property expenses, as more fully described in Note 2 to the consolidated financial statements contained in the Form 10-K/A. The consolidated financial statements and related disclosures in this Form 10-K, including in this Item 7, as it relates to fiscal year 2012 incorporate the effects of this restatement.

Financial Condition and Results of Operations

Comparison of Twelve Months Ended December 31, 2013 and 2012

Uranium Sales

        During the years ended 2013 and 2012 we had no uranium sales.

Cost of Uranium Sales

        The cost of operations is comprised of operating expenses, mineral property expenses, accretion and amortization of the asset retirement obligations, depreciation and depletion expenses, and impairment of uranium properties.

        During 2013, cost of operations totaled $10.0 million, primarily for stand-by operations, and maintenance and monitoring activities at our Rosita and Kingsville Dome projects. During 2012, cost of uranium sales totaled $9.0 million, primarily for stand-by operations, and maintenance and monitoring activities at our Rosita and Kingsville Dome projects. The increase in cost of sales was primarily related to increased impairment of uranium properties during fiscal year 2013, partially offset by a decrease in mineral property expenses.

        The following table details our production cost of uranium sales for the years ended December 31, 2013 and 2012:

	2013	2012
		(Restated)
Total pounds sold	—	—
Operating expenses	$2,692,780	$2,564,827
Mineral property expenses	2,522,050	4,229,338
Accretion/amortization of asset retirement obligations	389,740	85,181
Depreciation and depletion	299,437	396,246
Impairment of uranium properties	4,094,612	1,737,359

Total cost of uranium sales	$9,998,619	$9,012,951

Operating Expenses

        During 2013, we incurred operating expenses of approximately $2,693,000, of which approximately $2,289,000 was in connection with the Kingsville Dome pond recovery project, and approximately $404,000 for other South Texas projects. During 2012, we incurred operating expenses of approximately $2,565,000, of which approximately $2,293,000 was in connection with the Kingsville Dome pond recovery project, and approximately $272,000 for other South Texas projects. All such costs were from stand-by and/or care and maintenance activities.

Mineral Property Expenses

        During 2013, we incurred mineral property expenses of approximately $2,522,000, of which $1,658,000 was spent on our New Mexico mineral properties for land holding costs and permitting costs at the Churchrock project, the Crownpoint project and the Juan Tafoya and Cebolleta properties. The remaining $864,000 of mineral property expenses were incurred on our Texas, South Dakota, and Wyoming properties. Permitting and development expenditures on our New Mexico properties are expensed when such costs are incurred because they do not have proven or probable reserves established.

        During 2012, we incurred expenditures in the amount of approximately $4,229,000, primarily on our New Mexico mineral properties. These expenses were primarily legal costs for land access issues at the Churchrock project ($1,096,000), plant facility engineering costs at the Churchrock project ($1,375,000) and permitting costs at the Churchrock project, the Crownpoint project and the Juan Tafoya and Cebolleta properties ($1,188,000). Permitting and development expenditures on our New Mexico properties are expensed when such costs are incurred because they do not have proven or probable reserves established.

Accretion and Amortization of Future Restoration Costs

        During 2013 and 2012, the accretion and amortization of future restoration costs was approximately $390,000 and $85,000, respectively. The increase of approximately $305,000 as compared to 2012 was primarily due to a modification in the interest rate used in the calculation of accretion.

Depreciation and Depletion

        During 2013 and 2012, we incurred depreciation and depletion expense related to our South Texas projects of approximately $299,000 and $396,000, respectively. All such costs were from restoration stand-by and/or care and maintenance activities.

Impairment of Uranium Properties

        The Company shut-in production at certain of its South Texas properties in 2009. The Company reviews the estimated cost of restoration and remediation activities on these particular mineral properties at each quarter end. For any increase in estimated cost, the Company initially records the increase on its balance sheet by increasing the mineral property asset and increasing asset retirement obligation in accordance with U.S. generally accepted accounting principles (ASC 410-20-35-8). However, because there is no further production expected from these particular South Texas properties, the increase or decrease in costs recorded to the mineral property asset are then expensed as impairment expense on the Statement of Operations.

        Long-term uranium market prices declined 12% during 2013. Due to the significance of the downward change, the Company evaluated long-lived assets for impairment at December 31, 2013. For the South Texas mineral properties asset group, the Company prepared an undiscounted cash flow analysis based on a contract price of $50.00/lb. U3O8 and current operating cost estimates for production of South Texas reserves. As a result of this impairment evaluation, the Company determined that the carrying value of its South Texas mineral properties exceeded the estimated undiscounted cash flows resulting in the impairment of the entire $2,807,166 carrying value of the South Texas mineral properties.

        For the Company's South Texas plant and equipment asset group, the Company evaluated the Rosita plant and all of the Company's satellite equipment as a component of the undiscounted cash flows from the Churchrock Project, the production from which is not subject to an existing sales contract. For the undiscounted cash flow analysis, the Company used a three-year average historical long-term market price of $60.56 and determined that the undiscounted cash flows exceeded the $8.4 million carrying values of these assets, and accordingly, no impairment charge was recorded. For the Kingsville plant, the Company used a third-party estimate of resale value and determined that the $800,000 net carrying value ($2.8 million book value less a $2.0 million dismantling/decontamination liability), exceeded the net realizable sales value by $80,000. Accordingly, the Company recorded an $80,000 impairment charge for the Kingsville plant.

        For the impairment analysis of the Company's New Mexico mineral properties, the carrying value of which is $19.7 million, a comparable sales transaction was used to provide an indication of fair value. The comparable transaction value was $0.50 per resource lb., which is higher than the $0.42 per resource lb. carrying value of the Company's New Mexico mineral properties, and accordingly, no impairment expense was recorded. However, impairment expense does include $524,000 related to New Mexico mineral properties that the Company has decided to abandon after completing a geological evaluation in 2013.

        As a result of the accounting procedure and write-offs described above, including the additional write-offs for abandoned properties, the Company recorded impairment costs in 2013 and 2012 of approximately $4.1 million and $1.7 million, respectively.

        The following table details our impairment and write-off of mineral properties for the years ended December 31, 2013 and 2012:

	Year Ended
	2013	2012
		(Restated)
Kingsville Dome Project	$473,525	$919,414
Rosita Project	2,820,836	138,856
Vasquez Project	276,161	679,089
Ambrosia Lake Project	511,878	—
Other	12,212	—

Total Impairment	$4,094,612	$1,737,359

General and Administrative Charges

        We incurred general and administrative charges of approximately $9.7 million and $10.4 million in 2013 and 2012, respectively. General and administrative costs decreased seven percent as compared to 2012 due to cost saving measures, including the consolidation of satellite offices.

        Significant expenditures for general and administrative expenses for the years ended December 31, 2013 and 2012 were:

	Year Ended
	2013	2012
Stock compensation expense	$381,000	$427,000
Salaries and payroll burden	3,067,000	3,439,000
Legal, accounting, public company expenses	2,989,000	3,664,000
Insurance and bank fees	984,000	770,000
Consulting and professional services	897,000	1,286,000
Office expenses	634,000	465,000
Other expenses	755,000	348,000

Total	$9,707,000	$10,399,000

        The non-cash compensation expense recorded for the years ended December 31, 2013 and 2012 resulted from the recognition of expense related to the fair value of the Company's stock option and restricted common stock grants. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted was derived from historical data on our employee exercise and post-vesting employment termination experience. The expected volatility was based on the historical volatility of our common stock.

        Salaries and payroll burden decreased $371,000 in 2013, as compared to 2012, due to a reduction in headcount from the consolidation of operations.

        The Company's legal, accounting and public company expenses decreased $675,000 in 2013, as compared to 2012, during which time the Company had incurred additional costs associated with the merger of Neutron and the Kleburg County litigation defense costs.

        Insurance and bank fees increased $214,000 in 2013, as compared to 2012. The increase was due to an increase in general liability and umbrella insurance premiums resulting from the addition of the Neutron properties and payroll. Fees for bond premiums also increased in 2013, with the initiation of the bond program with Lexon Insurance in the first quarter of 2013 and the addition of Neutron properties.

        Consulting and professional service expenses decreased by $389,000 in 2013, as compared to 2012, during which time the Company had incurred additional costs for work performed in connection with the Company's New Mexico UIC permit renewal, the Churchrock Project Section 8 access, the Churchrock Project Section 17 characterization activities in 2012 and costs incurred in connection with the Neutron merger.

        The increase of $575,000 in office, travel and other expenses in 2013, as compared to 2012, was due to added office rent, one-time office consolidation expenses and IT services costs.

Net Loss

        Net losses increased $900,000 to approximately $20.3 million as compared to net losses of approximately $19.4 million in 2012. The increase was primarily due to increased impairment of $2.4 million, offset by reductions of $1.7 million for mineral property expenses. On a diluted per share basis, losses were ($1.06) in 2013 and ($1.58) in 2012.

Cash Flow

        As of December 31, 2013, we had a cash balance of approximately $1.1 million compared with approximately $4.7 million at December 31, 2012.

        In 2013, we had a negative cash flow from operations of approximately $15.4 million, resulting primarily from our lack of revenues during the year and the cessation of uranium production in 2009, approximately $2.7 million spent on operating expenses, approximately $2.5 million spent on mineral properties and approximately $9.3 million spent on general and administrative expenses (net of $381,000 in stock compensation expense). During 2012, we had a negative cash flow from operations of approximately $18.6 million, resulting primarily from our lack of revenues during the year and the cessation of uranium production in 2009, approximately $2.6 million spent on operating expenses, approximately $4.2 million spent on mineral properties and approximately $9.8 million spent on general and administrative expenses (net of $427,000 in stock compensation expense).

        During 2013, cash provided by investing activities was approximately $5.3 million, the result of $5.4 million of restricted cash returned to the Company from release of bond collateral, less $0.2 million in property additions. During 2012, we used approximately $4.8 million in investing activities, primarily for capital additions made during the year at our South Texas projects and funding made in connection with the Neutron merger.

        During 2013, cash generated from financing activities was approximately $6.5 million, resulting from $3.6 million in cash raised through the sale of the Company's common stock in connection with the Rights Offering that was completed in March 2013, and $3.0 million from convertible debt, less $0.1 million in cash used for lease payments.

        During 2012, approximately $25.2 million was raised from financing activities, resulting from $20.3 million of cash raised from the issuance of the Company's common stock and $5.0 million raised from a short term borrowing from RCF.

Liquidity

        As of December 31, 2013, the Company had approximately $1.1 million in cash and our cash balance at March 1, 2014 was approximately $11.2 million. The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting significant sales revenue and related cash inflows for 2014.

        On November 13, 2013, the Company and its largest stockholder, RCF entered into a Loan Agreement (the "Loan Agreement") whereby RCF agreed, subject to the terms and conditions set forth in the Loan Agreement, to provide a secured convertible loan facility of up to $15.0 million to the Company. The facility consists of three tranches of $5.0 million each. RCF advanced $3.0 million of the first $5.0 million tranche shortly following the closing of the Loan Agreement, and on January 29, 2014, the Company's stockholders, excluding RCF, approved the Loan Agreement and the issuance of shares thereunder. Following such approval, RCF advanced the remaining $2.0 million of the first tranche. Two additional tranches of $5.0 million each are available under the Loan Agreement, subject to a determination by the Company's Board of Directors to draw such amounts and the terms and conditions of the RCF Loan Agreement. The Company's convertible debentures may be converted by RCF at any time prior the convertible debt facility's maturity date of December 31, 2016. The conversion price is $2.60 per share, but can be adjusted downward should the Company issue shares in any equity financing for less than $2.60 per share prior to November 13, 2014.

        On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time shares of its common stock having an aggregate offering price of up to $15.0 million through an "at-the-market" equity offering program ("ATM Sales Agreement"). From January 17, 2014 to January 31, 2014, the Company sold 523,350 shares of common stock for net proceeds of $1.9 million under its ATM Sales Agreement. As of February 1, 2014 the Company has a total of $7.1 million available for future sales under the ATM Sales Agreement.

        On February 12, 2014, the Company completed its $10.3 million registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9.5 million. The Company and RCF are currently discussing the level of participation accorded RCF per its anti-dilution rights under the Loan Agreement.

        The Company expects that its existing cash, ATM Sales Agreement and other public offerings will provide it the necessary liquidity for 2014. Additional funding under the ATM Sales Agreement or other public offerings is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

Contractual Obligations

        The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2013, except as otherwise noted.

		Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Capital leases	$15,035	$10,540	$4,495	$—	$
Corporate office lease	1,072,471	273,307	708,733	90,431		—
Crownpoint	450,000	—	—	—		450,000
GE note payable	400,000		400,000
Resource Capital Funds	3,304,339		3,304,339

	$5,242,339	$283,847	$4,418,061	$90,431		$450,000

(1)
Includes interest of 12% on initial advance, then 10% following the shareholder approval on January 29, 2014.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements on page F-7 of this Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

        Regarding our reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs to complete the groundwater restoration and surface reclamation at our ISR sites. Estimating future costs can be difficult and unpredictable because they are based principally on current legal and regulatory requirements and ISR site closure plans that may change materially. The laws and regulations governing ISR site closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. Estimates of future restoration and reclamation costs are also subject to operational risks such as acceptance of treatment techniques or other operational changes.

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

        The Company's convertible debentures may be converted by RCF at any time prior the convertible debt facility's maturity date of December 31, 2016. The conversion price is $2.60 per share, but can be adjusted downward should the Company issue shares in any equity financing for less than $2.60 per share prior to November 13, 2014. Due to this possible variability in conversion price, the convertible debentures were required to be accounted for as separate derivative liabilities. These liabilities were required to be measured at fair value. These instruments will be adjusted to reflect fair value at each period end. Any increase or decrease in the fair value will be recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used the Black-Sholes Option Pricing Model.

        The accounts of the Company are maintained in U.S. dollars. All dollar amounts in the financial statements are stated in U.S. dollars except where indicated.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Uranium Price Volatility

        Smaller reporting companies are not required to provide the information required by this item.

Item 8.    Financial Statements and Supplementary Data.

Financial Statements

        The financial statement information called for by this item appears on pages F-1 through F-31.

Supplementary Financial Data Tables

SUPPLEMENTARY FINANCIAL DATA—RESTATED
(UNAUDITED)

	For the Quarter Ended
	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
	(Amounts in Thousands, except per share amounts)
Uranium sales	$—	$—	$—	$—	$—	$—	$—	$—
Loss from operations	(8,104)	(3,325)	(4,182)	(4,243)	(4,716)	(5,193)	(5,360)	(4,304)
Net loss	(8,351)	(3,273)	(4,197)	(4,473)	(4,739)	(5,178)	(5,234)	(4,210)
Net loss per common share:
Basic and diluted	$(0.43)	$(0.16)	$(0.21)	$(0.26)	$(0.30)	$(0.42)	$(0.49)	$(0.43)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

        During the fiscal period covered by this report, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Remediation of Previous Material Weakness

        In connection with the restatement discussed in Note 2 to the consolidated financial statements in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the treatment of certain costs capitalized as development costs at the Company's New Mexico and Texas properties under United States generally accepted accounting principles ("GAAP") and the SEC's Industry Guide 7, which do not allow for capitalization of costs on mineral properties which do not have proven or probable reserves declared. This material weakness resulted in the restatement of the Company's consolidated financial statements as of December 31, 2011 and 2012 and for the years ended December 31, 2010, 2011 and 2012 (including restated financial information as of and for the interim periods contained therein).

        The Company's management believes that this incident was related to the interpretation of Industry Guide 7 and specific accounting literature under GAAP and is isolated. Management took steps during the fourth quarter of 2013 to ensure that the Company's accounting staff is knowledgeable about Industry Guide 7 and its application to the Company. Based on the measures taken and implemented, the Company's management has tested the newly implemented control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of December 31, 2013.

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

        The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013. This evaluation was based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Based on the Company's evaluation under the framework in Internal Control—Integrated Framework (1992), our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2013.

        This annual report does not include an attestation report of the Company's independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

        As described under "Remediation of Previous Material Weakness" above, there were changes in the Company's internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        See Index to Exhibits on pages E-1 to E-3 for a listing of the exhibits filed as part of this Annual Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2014

URANIUM RESOURCES, INC.
By:	/s/ CHRISTOPHER M. JONES Christopher M. Jones, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL K. WILLMOTT Paul K. Willmott, Director and Chairman	March 27, 2014
/s/ CHRISTOPHER M. JONES Christopher M. Jones, President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2014
/s/ JEFFREY L. VIGIL Jeffrey L. Vigil, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2014
/s/ TERENCE J. CRYAN Terence J. Cryan, Director	March 27, 2014
/s/ MARVIN K. KAISER Marvin K. Kaiser, Director	March 27, 2014

Signature	Date

/s/ TRACY STEVENSON Tracy Stevenson, Director	March 27, 2014
/s/ MARK K. WHEATLEY Mark K. Wheatley, Director	March 27, 2014

URANIUM RESOURCES, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Uranium Resources, Inc.

        We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/Hein & Associates LLP
Dallas, Texas
March 27, 2014

URANIUM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,117,303	$4,664,596
Prepaid and other current assets	685,678	708,228

Total Current Assets	1,802,981	5,372,824

Property, plant and equipment, at cost:
Property, plant and equipment	96,407,310	100,058,667
Less accumulated depreciation, depletion and impairment	(65,566,411)	(65,318,921)

Net property, plant and equipment	30,840,899	34,739,746

Certificates of deposit, restricted	4,010,937	9,491,865

Total Assets	$36,654,817	$49,604,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,243,169	$1,331,888
Accrued liabilities	1,775,491	1,525,726
Note payable	—	5,000,000
Current portion of asset retirement obligations	—	1,160,378
Current portion of capital leases	10,543	112,140

Total Current Liabilities	3,029,203	9,130,132
Asset retirement obligations	3,833,608	3,337,679
Derivative liability—convertible debenture	2,169,408	—
Convertible debenture	1,024,715	—
Other long-term liabilities and deferred credits	1,350,000	950,000
Long-term capital leases, less current portion	4,495	17,582

Total Liabilities	11,411,429	13,435,393

Commitments and contingencies (Notes 3, 5, 6 and 11)
Shareholders' Equity:
Common stock, 200,000,000 shares authorized, $.001 par value; 19,820,258 and 16,150,163 shares issued and outstanding, respectively	19,824	16,154
Paid-in capital	216,703,028	207,338,549
Accumulated deficit	(191,470,046)	(171,176,243)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)

Total Shareholders' Equity	25,243,388	36,169,042

Total Liabilities and Shareholders' Equity	$36,654,817	$49,604,435

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
		(Restated)
Revenues:	$—	$—

Cost of uranium sales:
Operating expenses	2,692,780	2,564,827
Mineral property expenses	2,522,050	4,229,338
Accretion/amortization of asset retirement obligations	389,740	85,181
Depreciation and depletion	299,437	396,246
Impairment of uranium properties	4,094,612	1,737,359

Total cost of uranium sales	9,998,619	9,012,951

Loss from operations before corporate expenses	(9,998,619)	(9,012,951)

Corporate expenses:
General and administrative	9,707,217	10,399,084
Depreciation	148,490	160,747

Total corporate expenses	9,855,707	10,559,831

Loss from operations	(19,854,326)	(19,572,782)
Other income and expense:
Change in fair value of derivative liability	(107,614)	—
Interest expense	(408,062)	(50,880)
Interest and other income, net	76,199	262,809

Net loss	$(20,293,803)	$(19,360,853)

Basic and diluted net loss per common share	$(1.06)	$(1.58)

Basic and diluted average weighted shares outstanding	19,191,056	12,237,349

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
			Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount				Total
Balances, January 1, 2012 as restated	9,400,501	9,404	169,988,842	(151,815,390)	(9,418)	18,173,438
Net loss	—	—	—	(19,360,853)	—	(19,360,853)
Common stock issuance for loan origination fees	42,884	43	159,957	—	—	160,000
Restricted common stock issued for services	39,060	39	(39)	—	—	0
Stock compensation expense	—	—	427,292	—	—	427,292
Common stock issuance	2,967,716	2,968	20,261,724	—	—	20,264,692
Issuance of common stock to acquire Neutron Energy, Inc.	3,700,002	3,700	16,500,773	—	—	16,504,473

Balances, December 31, 2012, as restated	16,150,163	$16,154	$207,338,549	$(171,176,243)	$(9,418)	$36,169,042

Net loss				(20,293,803)		(20,293,803)
Common stock issuance for loan principal and interest	1,992,127	1,992	5,093,840	—	—	5,095,832
Restricted common stock issued for services	46,925	47	(47)	—	—	—
Stock compensation expense		—	381,385	—	—	381,385
Common stock issuance	1,547,843	1,548	3,597,884	—	—	3,599,432
Common stock issued for services	83,200	83	291,417	—	—	291,500

Balances, December 31, 2013	19,820,258	$19,824	$216,703,028	$(191,470,046)	$(9,418)	$25,243,388

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
		(Restated)
Operating activities:
Net loss	$(20,293,803)	$(19,360,853)
Reconciliation of net loss to cash used in operations:
Accretion/amortization of asset retirement obligations	389,740	85,181
Amortization of debt discount and interest accrual	86,509	—
Change in fair value of derivative liability	107,614	—
Decrease in restoration and reclamation accrual	(1,638,214)	(1,767,289)
Depreciation and depletion	447,927	556,993
Impairment of uranium properties	4,094,612	1,737,359
Stock compensation expense	381,385	427,292
Other non-cash items, net	113,919	73,932
Effect of changes in operating working capital items:
(Increase) decrease in receivables	229,223	(148,465)
Increase in prepaid and other current assets	(206,673)	(88,578)
Increase (decrease) in payables, accrued liabilities and deferred credits	948,379	(116,223)

Net cash used in operating activities	(15,339,382)	(18,600,651)

Cash flows from investing activities:
Decrease in certificates of deposit, restricted	5,480,928	161,834
Additions to uranium properties	(173,588)	(1,278,745)
Acquisition of Neutron Energy, Inc.	—	(3,677,133)

Net cash provided by (used in) investing activities	5,307,340	(4,794,044)

Cash flows from financing activities:
Proceeds from notes payable	—	5,000,000
Proceeds from convertible debt	3,000,000	—
Payments on borrowings	(114,683)	(95,664)
Issuance of common stock, net	3,599,432	20,264,692

Net cash provided by financing activities	6,484,749	25,169,028

Net increase (decrease) in cash and cash equivalents	(3,547,293)	1,774,333
Cash and cash equivalents, beginning of year	4,664,596	2,890,263

Cash and cash equivalents, end of year	$1,117,303	$4,664,596

Cash paid during the year for:
Interest	$11,230	$14,100

Non-cash transactions:
Common stock issued to acquire Neutron Energy, Inc.	$—	$16,504,473

Common stock issued for repayment of loan	$5,000,000	$—

Common stock issued for repayment of interest	$95,833	$—

Common stock issued for services	$291,500	$—

Common stock issued for loan origination fees	$—	$160,000

Capital lease additions	$—	$106,200

Restricted stock issued for services	$47	$39

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1. DESCRIPTION OF THE COMPANY

        Uranium Resources, Inc. ("URI") is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium mines in South Texas using the in-situ recovery ("ISR") process. URI has historically produced uranium by ISR methods in the State of Texas where the Company currently has ISR projects, including two licensed processing facilities. We also have mineral holdings in New Mexico and a NRC license to produce up to 3 million pounds per annum of uranium on certain of our New Mexico projects. The Company acquired these properties over the past 20 years along with an extensive information database of historic drill hole logs and analysis. None of URI's properties are currently in production.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and include the accounts of URI and its wholly-owned subsidiaries (collectively the "Company"). All significant intercompany transactions have been eliminated in consolidation.

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

Uranium Properties

        Expenditures related to acquisition of mineral rights are capitalized as incurred. Exploration costs related to locating areas of potential mineralization are expensed as incurred. Commercial feasibility is established in compliance with the U.S. Securities and Exchange Commission Industry Guide 7, and consists of identifying that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. After declaring proven or probable reserves for an area of interest in accordance with Industry Guide 7, expenditures specific to the area of interest for further development are capitalized. All properties with significant acquisition or incurred costs are evaluated for their realizability on a property-by-property basis. Any impairment of such costs is

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized through a reduction in the net carrying value of the asset. (See Note 4—"PROPERTY, PLANT AND EQUIPMENT").

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

Restricted Cash

        At December 31, 2013 and 2012, the Company had pledged certificates of deposit and money market accounts of $4,011,000 and $9,492,000, respectively, in order to collateralize performance bonds required for future restoration and reclamation obligations related to the Company's South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

Asset Retirement Obligations

        Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its ISR projects to the pre-existing or background average quality after the completion of mining. The Company records the estimated present value of reclamation liabilities and increases the carrying amount of the related asset. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs.

        Future reclamation and remediation costs are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates are determined by the Company's engineering studies calculating the cost of future surface and groundwater activities.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table shows the change in the balance of the asset retirement obligation during the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Reserve for future restoration and reclamation costs at January 1	$4,498,057	$4,735,759
Changes in cash flow estimates	584,025	1,444,406
Costs incurred	(1,638,214)	(1,767,289)
Accretion expense	389,740	85,181

Reserve for future restoration and reclamation costs at December 31,	$3,833,608	$4,498,057

Contingent Liabilities—Off Balance Sheet Arrangements

        In February 2013, the Company secured $9 million in new surety bonds from Lexon Insurance Company ("Lexon") for the benefit of the Texas Commission on Environmental Quality for remediation and reclamation activities at the Company's South Texas projects. The collateral requirements for these new bonds require the Company to post 40% of the face amount of the bonds ($3.6 million) in cash collateral as a condition of their terms. These bonds replaced the existing $9.0 million of fully cash collateralized financial surety instruments that previously provided the financial surety requirements for the projects. In the event that Lexon is required to perform under its bonds or the bonds are called by the state agencies, the Company would be obligated to pay costs incurred by Lexon that exceeded the collateral amounts.

Fair Value of Financial Instruments

        The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. As of December 31, 2013, the estimated fair value of the derivative liability was $2,169,408. The value of the embedded derivative is being recorded at its fair value using the Black-Scholes option pricing model.

        The following table presents information about the Company's liabilities that are measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. No items were recorded at fair value on a recurring basis as of December 31, 2012. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets of identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the assets or liability.

	Liabilities at Fair Value, December 31	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Derivative liability—convertible debenture	$2,169,408	$—	$2,169,408	$—

Total	$2,169,408	$—	$2,169,408	$—

Derivative Financial Instruments

        The Company reviews the terms of its equity instruments and other financing arrangements to determine whether or not there are embedded derivative instruments that are required to be accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

        Derivative financial instruments are measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instruments.

        The classification of derivative instruments, including whether or not such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Earnings Per Share

        All per share data herein has been retroactively adjusted for the 1 for 10 reverse stock split that occurred following the close of trading on January 22, 2013.

        Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share—diluted has been calculated assuming the exercise or conversion of all dilutive securities. Due to net losses incurred for 2013 and 2012 there were no dilutive securities included in these years as their inclusion would be anti-dilutive.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The potential dilutive common stock that was excluded from the calculation of diluted earnings per share was 1,380,826 in 2013 and 403,274 in 2012.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant areas requiring the use of management estimates include mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; environmental obligations; future restoration and reclamation costs; share based compensation expense; derivative liability and asset impairment, including estimates used to derive future cash flows associated with those assets.

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

        Regarding the reserve for future restoration and reclamation costs, significant estimates were utilized in determining the future costs to complete the groundwater restoration and surface reclamation at our ISR sites. Estimating future costs can be difficult and unpredictable because they are based principally on current legal and regulatory requirements and site closure plans that may change materially. The laws and regulations governing closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect the Company's financial position or results of operations. Estimates of future restoration and reclamation costs are also subject to operational risks such as acceptance of treatment techniques or other operational changes.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3. LIQUIDITY

        As of December 31, 2013, the Company had approximately $1.1 million in cash and our cash balance at March 1, 2014 was approximately $11.2 million. The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting significant sales revenue and related cash inflows for 2014.

        On November 13, 2013, the Company and its largest stockholder, RCF entered into a Loan Agreement (the "Loan Agreement") whereby RCF agreed, subject to the terms and conditions set forth in the Loan Agreement, to provide a secured convertible loan facility of up to $15.0 million to the Company. The facility consists of three tranches of $5.0 million each. RCF advanced $3.0 million of the first $5.0 million tranche shortly following the closing of the Loan Agreement, and on January 29, 2014, the Company's stockholders, excluding RCF, approved the Loan Agreement and the issuance of shares thereunder. Following such approval, RCF advanced the remaining $2.0 million of the first tranche. Two additional tranches of $5.0 million each are available under the Loan Agreement, subject to a determination by the Company's Board of Directors to draw such amounts and the terms and conditions of the RCF Loan Agreement.

        On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, shares of its common stock having an aggregate offering price of up to $15.0 million, through an "at-the-market" equity offering program ("ATM Sales

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

3. LIQUIDITY (Continued)

Agreement"). From January 17, 2014 to January 31, 2014, the Company sold 523,350 shares of common stock for net proceeds of $1.9 million under its ATM Sales Agreement. The Company has a total of $7.1 million available for future sales under the ATM Sales Agreement.

        On February 12, 2014, the Company completed its $10.3 million registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9,472,320. The Company and RCF are currently discussing the level of participation accorded RCF per its anti-dilution rights under the Loan Agreement.

        The Company expects that its existing cash, ATM Sales Agreement and other public offerings will provide it the necessary liquidity for 2014. Additional funding under the ATM Sales Agreement or other public offerings is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

4. PROPERTY, PLANT AND EQUIPMENT

	Property, Plant and Equipment Balances, net At December 31,
	2013	2012
		(Restated)
Uranium plant	$9,344,000	$9,532,000
Permits and licenses	—	174,000
Mineral rights and properties	19,750,000	20,872,000
Evaluation and delineation	—	2,022,000
Vehicles/depreciable equipment	1,530,000	1,435,000
Other property, plant and equipment	217,000	705,000

Total	$30,841,000	$34,740,000

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

        Long-term uranium market prices declined 12% during 2013. Due to the significance of the downward change, the Company evaluated long-lived assets for impairment at December 31, 2013. For the South Texas mineral properties asset group, the Company prepared an undiscounted cash flow analysis based on a contract price of $50.00/lb. U3O8 and current operating cost estimates for production of South Texas reserves. As a result of this impairment evaluation, the Company determined that the carrying value of its South Texas mineral properties exceeded the estimated undiscounted cash flows resulting in the impairment of the entire $2,807,166 carrying value of the South Texas mineral properties.

        For the Company's South Texas plant and equipment asset group, the Company evaluated the Rosita plant and all of the Company's satellite equipment as a component of the undiscounted cash flows from the Churchrock Project, the production from which is not subject to an existing sales contract. For the undiscounted cash flow analysis, the Company used a three-year average historical long-term market price of $60.56 and determined that the undiscounted cash flows exceeded the $8.4 million carrying values of these assets, and accordingly, no impairment charge was recorded. For the Kingsville plant, the Company used a third-party estimate of resale value and determined that the $800,000 net carrying value ($2.8 million book value less a $2.0 million dismantling/decontamination liability), exceeded the net realizable sales value by $80,000. Accordingly, the Company recorded an $80,000 impairment charge for the Kingsville plant.

        For the impairment analysis of the Company's New Mexico mineral properties, the carrying value of which is $19.7 million, a comparable sales transaction was used to provide an indication of fair value. The comparable transaction value was $0.50 per resource lb., which is higher than the $0.42 per resource lb. carrying value of the Company's New Mexico mineral properties, and accordingly, no impairment expense was recorded. However, impairment expense does include $524,000 related to New Mexico mineral properties that the Company has decided to abandon after completing a geological evaluation in 2013.

        The Company reviews the estimated cost of restoration and remediation activities on particular shut-in mineral properties at each quarter end. For any change in estimated cost, the Company initially records the change on its balance sheet by increasing or decreasing the mineral property asset and increasing or decreasing the asset retirement obligation. However, because there is no further production expected from these particular shut-in South Texas properties, the increase or decrease in costs recorded to the mineral property asset are then expensed (or credited) as impairment expense on the Statement of Operations. During 2013 and 2012, the Company recognized impairment expense of $584,025 and $1,444,405, respectively, related to change in estimates of the asset retirement obligation.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

        The following table summarizes the impairment expense by project:

	Year Ended
	2013	2012
		(Restated)
Kingsville Dome Project	$473,525	$919,414
Rosita Project	2,820,836	138,856
Vasquez Project	276,161	679,089
Ambrosia Lake Project	511,878	—
Other	12,212	—

Total Impairment	$4,094,612	$1,737,359

Kingsville Dome Project

        The Kingsville Dome project consists of mineral leases from private landowners on about 2,434 gross and 2,227 net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25% to 9.375%. The leases have expiration dates ranging from 2000 to 2007 however, we hold most of these leases by production; and with a few minor exceptions all the leases contain clauses that permit us to extend the leases not held by production by payment of an annual per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

Rosita Project and Rosita South Property

        The Rosita project consists of mineral leases from private landowners on about 3,377 gross and net acres located in north-central Duval County, Texas. The Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net acres located in Duval County near the Company's Rosita project. The leases provide for sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have expiration dates extending out to 2015. We are holding these leases by payment of rentals ranging from $10 to $30 per acre.

Vasquez Project

        The Vasquez project is comprised of a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expired in February 2008; however we hold the lease by production and reclamation activities. The lease provides for royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

Los Finados/Tecolote Project

        The Los Finados Project consisted of an exploration lease from private land owners on about 53,524 gross acres located in Kenedy County near the Company's Kingsville Dome property. The lease option agreement was later extended by two years and expanded to cover approximately an additional

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

22,700 net acres north of the Los Finados project, which we referred to as the Tecolote project. The agreement included an option to lease the acreage for future uranium production.

        In May 2011, the Company entered into an exploration agreement with Cameco Texas, Inc. ("CTI"), a subsidiary of Cameco Corporation (NYSE: CCJ) on the Los Finados project (the "Exploration Agreement") which was later expanded to cover the Tecolote project. On November 29, 2013, CTI notified the Company of CTI's intent to terminate the Exploration Agreement. On February 27, 2014, after exploring its options with respect to the project, the Company provided notice terminating the lease option agreement with the Texas landowner.

Churchrock Project

        The Churchrock project encompasses about 3,458 gross and net acres. The properties that comprise the Churchrock project are located in McKinley County, New Mexico and consist of three parcels, known as Section 8, Section 17 and Mancos. None of these parcels lies within the area generally recognized as constituting the Navajo Reservation. We own the mineral estate in fee for both Section 17 and the Mancos properties. We own patented and unpatented lode mining claims on Section 8.

        The surface estate on Section 17, Mancos Section 13 and Mancos Section 7 is owned by the U.S. Government and held in trust for the Navajo Nation (the "Nation"). On those sections we have royalty obligations ranging from 5% to 6 1/4% and a 2% overriding royalty obligation to the Nation for surface use agreements. The total royalties on Section 8 depend on the sales' price of uranium. Aggregate royalties are potentially as much as 33% at the current price of uranium.

        Permitting activities are currently ongoing on these properties. See further discussion of permitting activities in Note 11—"COMMITMENTS AND CONTINGENCIES".

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

Crownpoint Project

        The Crownpoint project is located in the San Juan Basin, 22 miles northeast of the Company's Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Crownpoint project consists of 640 gross and 556 net acres. The Company holds the mineral rights in the northwest 1/4 of Section 9, Township 17 North Range 13 West with 9 unpatented lode mining claims, and the mineral rights in the southwest 1/4 of Section 24, Township 17 North Range 13 West with 10 unpatented lode mining claims. In the southeast 1/4 of Section 24, Township 17 North, Range 13 West, the Company owns in fee a 40% interest in the minerals on approximately 140 acres and hold 100% of the minerals on 20 additional acres with two unpatented lode mining claims. In the northeast 1/4 of Section 25, Township 17 North, Range 13 West, the Company holds the minerals with eight unpatented lode mining claims. The unpatented lode mining claims are held through the payment of an annual maintenance fee of $140.00 per claim to the BLM. While the rights to the minerals on the unpatented lode mining claims are subject to annual renewal through the payment of the annual maintenance fees, the rights to the minerals on the fee-owned lands are not subject to any renewal process as long as the Company maintains its ownership of the subject property.

Nose Rock Project

        The Nose Rock project is located in west-central New Mexico, about 45 miles northeast of Gallup, New Mexico. The Nose Rock Project consists of mineral rights covering approximately 6,400 acres. The Company's mineral rights are directly owned and are situated in sections 10, 11, 15, 17, 18, 19, 20, 29, 30, and 31, Township 19 North, Range 11 West, McKinley County, New Mexico. The surface estate over the Company's deeded mineral rights is owned in fee by the Navajo Nation. There are no royalties or interests held by others relating to the Company's mineral rights.

West Largo

        The West Largo project lands are comprised of 75 unpatented lode mining claims that were staked in Sections 20 and 28, and four sections of fee mineral rights in Sections 17, 19, 21 and 29, all situated in Township 15 North, Range 10 West. Collectively, the properties cover an area of approximately 3,840 acres. The Company has a 100% interest in these properties. The surface estates for Sections 17 and 21 are Navajo allotments. The surface over the unpatented lode mining claims in Sections 20 and 28 is public domain managed by the BLM. The surface for Section 19 is held in trust for the Navajo Nation, and the surface of Section 29 is owned by the Elkins Ranch. We do not hold any surface access rights or agreements for Sections 17, 19 or 21. There are no work or royalty obligations for the unpatented lode mining claims, which we own. The unpatented claims are subject to annual maintenance payments of $140 per claim to the BLM in order to maintain the mineral rights in good standing. A production royalty of 2.5 percent of "ore value" is payable to the Elkins Ranch for any production from Section 29.

Roca Honda Projects

        The Roca Honda project lies about 4 miles northwest of the town of San Mateo in McKinley County, New Mexico. The Company owns 36 unpatented lode mining claims situated in Section 8, Township 13 North, Range 8 West, McKinley County, New Mexico, lease 31 unpatented claims in

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

4. PROPERTY, PLANT AND EQUIPMENT (Continued)

Section 11, and own fee mineral rights covering Sections 13, 15 and 17, all of which are in Township 13 North, Range 8 West. Collectively, the Company's mineral rights holdings in the Roca Honda project area are approximately 3,085 acres.

Cebolleta Property

        In connection with the merger of Neutron we acquired the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the "Cebolleta Land Grant"), a privately held land grant, to lease the Cebolleta Property, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides Cibola with the right to explore for, mine, and process uranium deposits present on the Cebolleta Property. In February 2012, Cibola entered into an Amendment of its Mining Lease Agreement (the "Cebolleta Lease Amendment") amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2015. In addition, the date may be further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deduction to the recoverable reserve payment.

Juan Tafoya Property

        In connection with the merger with Neutron we acquired the fee interest in 4,097 acres in northwestern New Mexico of fee (deeded) surface and mineral rights owned by the Juan Tafoya Land Corporation ("JTLC"). The Juan Tafoya property is located approximately 45 miles west-northwest of the city of Albuquerque, and 25 miles northeast of the town of Laguna. The lease has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the property. Additionally, the lease required: (i) an initial payment of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the then current price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or its heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya property and (vii) funding of a scholarship program for the shareholders of the JTLC or its heirs. The Company is obligated to make the first ten years' annual rental payments notwithstanding the right to terminate the JT Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya property, or (c) the deposit is deemed uneconomical by an independent engineering firm.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

5. CONTRACT COMMITMENTS

Sales Contracts

        In March 2006, the Company first amended its sales contracts with Itochu Corporation ("Itochu") and UG U.S.A., Inc. ("UG") that superseded the previously existing contracts. Each contract provides for delivery of one-half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding certain large potential exploration plays). Uranium deliveries from the inception of the contracts through December 31, 2012 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

        In July 2013, the Company amended its uranium supply contract with Itochu to include a new sales pricing structure, new delivery dates and quantity levels. Pursuant to the amended agreement, Itochu would purchase one-half of all production from the Company's Vasquez, Rosita or Kingsville properties up to three million pounds of U3O8. Any new production outside of those areas is not subject to the agreement. The purchase price will be based on published market prices at the time of delivery subject to a five percent discount when the market price is $56.50 per pound of U3O8 or less, or seven percent when greater than $56.50 per pound.

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

6. DEBT

Financing Facility

        On November 13, 2013, the Company, together with each of the Company's subsidiaries as guarantors, entered into the Loan Agreement with RCF, pursuant to which RCF provided a senior secured loan facility (the "Facility") to the Company under which the Company may draw up to $15.0 million. The Facility consists of three tranches of $5.0 million each. RCF advanced $3.0 million of the first $5.0 million tranche shortly following the closing of the Loan Agreement. The convertible debentures are secured and bear interest, calculated on the outstanding principal balance, at 12% per annum through January 29, 2014 and 10% per annum thereafter, payable quarterly. The principal amounts of the Facility are convertible into shares of the Company at a price of $2.60 per share at any time prior to the maturity date of December 31, 2016. RCF may convert the loan amount at the conversion price, which is $2.60 per share. The conversion rate is subject to customary anti-dilution adjustments and further downward adjustment, subject to a floor of $1.00 per share, in case of certain equity issuances by the Company before November 13, 2014.

        In December 2012, the Company completed a $5 million short term financing provided by RCF. The terms of the financing include an annualized interest rate of 10% payable quarterly and a loan establishment fee of $160,000. The loan establishment fee was paid in December 2012 by the issuance of 42,884 shares of common stock of the Company. The number of shares paid was determined based upon the volume weighted average price of the Company's common stock for the 20 days ending

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

6. DEBT (Continued)

November 29, 2012 ($3.73 per share). The maturity date for the financing was the earlier of (i) the date of the closing of the Shareholder Rights Offering and (ii) June 28, 2013.

        In connection with the Rights Offering during March 2013, the Company repaid the RCF $5.0 million short term loan facility by issuing 1.96 million shares of the Company's common stock to RCF.

Summary of Long-Term Debt

	At December 31,
	2013	2012
Long-term debt of the Company consists of:
Resource Capital Funds—Convertible Debt Facility	$3,000,000	$—
Note Payable	—	5,000,000
Capital leases	15,038	129,722

	3,015,038	5,129,722
Less—current portion	(10,543)	(5,112,140)

Total long-term debt, including capital leases	$3,004,495	$17,582

        Maturities of long-term debt and capital leases are as follows:

For the Twelve Months Ended:	Long-term Debt	Capital Leases
December 31, 2014	$4,495	$24,154
December 31, 2015	—	4,578
December 31, 2016	3,000,000	—
December 31, 2017	—	—
December 31, 2018 and beyond	—	—

Totals	$3,004,495	$28,732
Less amounts representing imputed interest		(18,156)

Present value of future payments		$10,576

        Capital leases consist of trucks and equipment included in uranium properties.

Derivative Liability

        The conversion feature of the convertible debentures meets the definition of a derivative liability instrument because the exercise price is not a fixed price as described above. Therefore, the conversion feature does not meet the "fixed-for-fixed" criteria outlined in ASC 815-40-15. As a result, the conversion feature of the notes is required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income or loss.

        At the closing of the convertible debt loan on November 13, 2013, the fair value of the derivative liability related to the conversion feature was $2,061,794 and at December 31, 2013, was $2,169,408.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

6. DEBT (Continued)

The derivative liability was calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.61% - 0.78%
Expected life of derivative liability	3.00 - 3.12 years
Expected volatility	94% - 97%
Dividend rate	0.00%

        The changes in the derivative liability related to the conversion feature are as follows:

	December 31, 2013	Financial Statement Location
Balance, December 31, 2012	$—
Fair value at inception	2,061,794
Change in fair value of derivative liability	107,614	Change in fair value of derivative liability

Balance, December 31, 2013	$2,169,408	Derivative liability—convertible debenture

        With the conversion feature initially being valued at $2,061,794, the resulting residual value allocated to the host debenture was $938,206, being the difference between the face value of the convertible debentures and the fair value of the conversion feature derivative liability.

        The change in the convertible debentures is as follows:

December 31, 2013
Balance, December 31, 2012	$—
Discounted convertible debentures	938,206
Amortization of discount	86,509

Balance, December 31, 2013	$1,024,715

        In addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $47,000 based on the 12% per annum stated interest rate.

7. SHAREHOLDERS' EQUITY

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

7. SHAREHOLDERS' EQUITY (Continued)

        Under the Rights Offering, the Company raised $8.9 million in gross proceeds, of which $5.0 million was used to repay the short term financing from RCF. Also in connection with the RCF short term financing, the Company issued 31,343 shares of common stock in 2013 to pay fourth quarter 2012 and first quarter 2013 interest accrued on the loan of $16,667 and $79,167, respectively.

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

        From January 17, 2014 to January 31, 2014, the Company sold 523,350 shares of common stock for net proceeds of $1.9 million under its ATM Sales Agreement. As of February 1, 2014, the Company has a total of $7.1 million available for future sales under the ATM Sales Agreement.

Equity Infusion—Private Placement

        The Company raised $10 million on March 9, 2012 in a private placement with RCF. In connection with the transaction the Company sold 1.0 million shares of common stock at a price of $9.75 per share. The Company also raised $5 million on September 5, 2012 in a private placement with RCF. In this transaction the Company sold 0.97 million shares of common stock at a price of $5.16 per share. These capital transactions were conducted as a part of the merger for all of the outstanding shares of Neutron Energy, Inc.

Warrants

        In connection with the May 2008 equity infusion, the Company issued warrants to purchase 0.99 million additional shares of common stock at a price of $57.80 per share. These warrants expired unexercised in May 2013.

Share Issuance for Services

        In January 2013, the Company issued 83,200 shares valued at $3.50 per share based on the market trading price to Cormark Securities, Inc. in satisfaction of $291,500 in fees related to the Neutron Energy, Inc. merger.

8. STOCK BASED COMPENSATION

        Our stock based compensation programs consist of stock option and restricted stock grants made to employees and directors.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

8. STOCK BASED COMPENSATION (Continued)

2013 Omnibus Incentive Plan

        In June 2013, the Company's stockholders and Board approved the 2013 Omnibus Incentive Plan ("2013 OIP") that governs all future share-based awards. As of December 31, 2013, a total of 1,045,721 shares are available for future issuances.

Stock Compensation Expense

Employee Stock Options and Restricted Stock Units

        Stock compensation expense for the year ended December 31, 2013 and 2012 was $381,000 and $427,000, respectively, and was recorded to general and administrative expenses. The Company has not recognized a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

        On January 16, 2013, the Company granted to a newly appointed non-employee director stock options to purchase 5,000 common shares of the Company. The fair value for this issuance was $3.30 per share.

        On March 12, 2013, the Company granted 25,000 restricted shares of the Company's common stock to the new President and Chief Executive Officer, subject to service and performance vesting criteria over a three-year period. The fair value for this issuance was $2.73 per share.

        On March 12, 2013, the Company also granted to the new President and Chief Executive Officer stock options to purchase 55,000 common shares of the Company, subject to service and performance vesting criteria over a three-year period. The fair value for this issuance was $1.98 per share.

        On March 12, 2013, the Company granted 25,000 restricted shares of the Company's common stock to a former executive of the Company in connection with a separation agreement signed with the executive. The Company recognized stock compensation expense for the restricted share grants of $43,000 in the first half of 2013 in connection with this issuance. In addition, the Company extended the exercise period for certain previously issued stock options for this former executive and recognized no incremental expense for this modification.

        On June 4, 2013, the Compensation Committee approved a grant of 100,000 shares of restricted stock units under the 2013 OIP to the President and Chief Executive Officer, subject to specific vesting criteria over a three-year period. The fair value for this issuance was $2.83 per share.

        On June 4, 2013, the Board also approved a grant of a total of 100,000 restricted stock units under the 2013 OIP to the Company's non-employee Directors, subject to specific vesting criteria over a three-year period. The fair value for this issuance was $2.83 per share.

        On July 30, 2013, the Compensation Committee approved a grant of 80,000 shares of restricted stock units under the 2013 OIP to the Vice President-Finance and Chief Financial Officer, subject to specific vesting criteria over a three-year period. The fair value for this issuance was $4.50 per share.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

8. STOCK BASED COMPENSATION (Continued)

        On December 27, 2013, the Company granted to a newly appointed non-employee director stock options to purchase 5,000 common shares of the Company. The fair value for this issuance was $2.66 per share.

        The fair value of stock options granted to employees and directors was estimated on the dates of the grants using the Black-Sholes option pricing model with the following assumptions used for the grants made during 2013:

Risk free rate	1.40% - 2.63%
Expected life	5.7 - 7.8 years
Expected volatility	84% - 111%
Expected dividend yield	0.0%

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

2004 Directors' Plan—Options

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

        In September 2012, Terence J. Cryan assumed the duties of the Company's Interim President and CEO. In connection with this Mr. Cryan was granted options under the Amended 2004 Directors' Plan to purchase 20,000 shares of the Company's common stock at an exercise price of $4.10 per share. The stock options vest ratably 25% at the 6, 12, 18 and 24 month anniversary date of the date of grant.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

8. STOCK BASED COMPENSATION (Continued)

        The following table summarizes stock options outstanding and changes during the year ended December 31, 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	317,270	$24.62
Granted	65,000	2.86
Exercised	—	—
Canceled or forfeited	(72,791)	25.90

Options outstanding at December 31, 2013	309,479	$19.75	3.91	$16,700

Options exercisable at December 31, 2013	226,980	$25.57	2.01	$—

        Stock options outstanding and currently exercisable at December 31, 2013 are as follows:

	Outstanding Options
				Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
Stock Option Plan	Number of Options Outstanding		Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	145,906	0.6	$13.46	145,906	$13.46
2004 Stock Incentive Plan	85,241	7.5	13.92	29,408	34.74
2004 Director's Plan	78,332	6.1	37.81	51,666	54.57

	309,479	3.9	$19.75	226,980	$25.57

        Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2013 was approximately $182,000, which is expected to be recognized over a weighted average period of approximately 1 to 2 years.

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

        Using the Black-Scholes option pricing model, the assumptions for grants in 2012: fair market value: $6.70 per share and $5.20 per share; expected volatility of 72% and 84%; and risk-free interest rate of 0.5% and 3.5%. An expected life of 1.0 years and 7.7 years was used for the options granted. The weighted average fair value of the options granted in 2012 was $6.00 per share.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

8. STOCK BASED COMPENSATION (Continued)

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

        The total estimated unrecognized compensation cost from the unvested restricted grants at December 31, 2013 was approximately $816,000, which is expected to be recognized over the weighted average vesting period of 1.5 years.

        A summary of the status of non-vested restricted shares for the years ended December 31, 2013 and 2012 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	33,315	$12.00

Granted	40,727	$7.44
Vested	(33,172)	$10.10

Non-vested at December 31, 2012	40,870	$9.10

Granted	330,000	$3.22
Forfeited	(4,220)	$12.74
Vested	(32,499)	$4.85

Non-vested at December 31, 2013	334,151	$3.66

        Restricted stock grants are valued using the fair market value of the stock on the date of grant.

9. FEDERAL INCOME TAXES

        We recognize future tax assets and liabilities for each tax jurisdiction based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates expected to be in effect when the taxes are paid or recovered. A valuation allowance is provided against net future tax assets for which we do consider the realization of such assets to meet the required "more likely than not" standard.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

9. FEDERAL INCOME TAXES (Continued)

        Our future tax assets and liabilities at December 31, 2013 and 2012 include the following components:

	December 31,
	2013	2012
Deferred tax assets:
Non-Current:
Net operating loss carryforwards	$63,539,000	$58,720,000
Mineral properties	14,153,000	12,230,000
Equipment & Furniture	127,000	—
Restoration Reserves	1,303,000	(2,681,000)
Derivatives	37,000	—

Deferred tax assets	79,159,000	68,269,000
Valuation allowance	(78,544,000)	(67,975,000)

Net	$615,000	$294,000

Deferred tax liabilities:
Current:
Prepaids and other	$50,000	$—

	50,000	—

Non-Current:
Equipment & Furniture	(665,000)	(294,000)

	(665,000)	(294,000)

Deferred tax liabilities	(615,000)	(294,000)

Net deferred tax asset (liability)	$—	$—

        The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2013	2012
United States	$78,544,000	$67,975,000
Other Countries	—	—

Total valuation allowance	$78,544,000	$67,975,000

        The valuation allowance increased $9.3 million from the year ended December 31, 2012 to the year ended December 31, 2013. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards ("NOLs"), equity based compensation, and exploration spending on mineral properties. Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

9. FEDERAL INCOME TAXES (Continued)

        At December 31, 2013, we had U.S. net operating loss carryforwards of approximately $181.8 million, which expire from 2018 to 2033. This included approximately $27.3 million in net operating loss carryforwards associated with the Neutron merger. A full valuation allowance has been recorded against the tax effected U.S. loss carryforwards as we do not consider realization of such assets to meet the required 'more likely than not' standard. In addition, we had net operating loss carryforwards in various U.S. state jurisdictions of approximately $50.0 million which expire from 2014 to 2033. A full valuation allowance has been recorded against the tax effected state loss carryforwards as we do not consider realization of such assets to meet the required 'more likely that not' standard.

        Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the US net operating loss carryforwards. Following the issuance of the Company's Common Stock in 2001 and the Neutron merger in 2012, the ability to utilize the net operating loss carryforwards will be severely limited on an annual and aggregate basis. A formal Section 382 study has not been completed, therefore the actual usage of US net operating loss carryforwards has not been determined. Similar limitations apply to the state net operating loss carryforwards related to the Neutron acquisition.

        For financial reporting purposes, net loss before income taxes consists of the following components:

	Year ended December 31,
	2013	2012
United States	$(20,294,000)	$(19,361,000)
Other Countries	—	—

	$(20,294,000)	$(19,361,000)

        A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2013	2012
Net loss	$(20,294,000)	$(19,361,000)
Statutory tax rate	34%	34%

Tax recovery at statutory rate	(6,900,000)	(6,583,000)
Change in tax rates	636,000	—
Mineral property adjustments	(4,210,000)
Stock based compensation	416,000	—
Operating loss carryfoward adjustment	636,000
Nondeductible write-offs	126,000	—
Change in valuation allowance	9,296,000	6,583,000

Income tax expense (recovery)	$—	$—

        We do not have any unrecognized income tax benefits. Should we incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of the interest expense and operating expense, respectively.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

9. FEDERAL INCOME TAXES (Continued)

        Uranium Resources, Inc., and its wholly owned subsidiaries, files in the U.S. federal jurisdiction and various state jurisdictions. The years still open for audit are generally the current year plus the previous three. However, because we have NOLs carrying forward, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax losses carried forward to open years.

10. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

        Other long-term liabilities and deferred credits on the balance sheet consisted of:

	At December 31,
	2013	2012
Royalties payable(1)	$500,000	$500,000
Crownpoint property(1)	450,000	450,000
GE purchase contract(2)	400,000	—

	$1,350,000	$950,000

(1)
Royalties payble and Crownpoint property liability were derived during prior years of production. Liabilities do not accrue interest or have a stated maturity date.

(2)
Balance is due on August 1, 2015.

11. COMMITMENTS AND CONTINGENCIES

        The Company's uranium recovery operations are subject to federal and state regulations for the protection of the environment, including water quality. These laws are constantly changing and generally becoming more restrictive. The ongoing costs of complying with such regulations have not been significant to the Company's annual operating costs. Future closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of-production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are in compliance with current environmental regulations.

        The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management believes it has meritorious defenses in all such proceedings and is not aware of any material adverse effect on the Company's financial condition or results of operations from such proceedings.

		Payment Due by Period
Operating Leases	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Office space	1,072,471	273,307	708,733	90,431	—

	$1,072,471	$273,307	$708,733	$90,431	$—

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

11. COMMITMENTS AND CONTINGENCIES (Continued)

Temporary Access Agreement

        In July 2012, the Company through its subsidiary HRI, and the Nation entered into a Temporary Access Agreement (the "Agreement"). Under the terms of the Agreement, HRI and its contractors may now access Section 8 through either Section 9 or 17 to support site visits by the NRC and to satisfy other administrative permitting and licensing requirements related to the Churchrock project. The Agreement does not extend to construction-related or earth-disturbing activities. HRI has further agreed to remediate any radioactive contamination now existing on Sections 8 and 17 surface lands created by prior operators prior to commencing ISR operations on Section 8. Under the terms and for the duration of this Agreement, HRI has agreed to the jurisdiction of the Nation with respect to the subject matter of the Agreement. HRI and the Nation are now actively engaged in settlement negotiations in order to determine effective compliance with the remediation requirement included in the Agreement, including applicable clean-up standards, enforcement, and waste disposal, and to address longer-term surface access to the entire licensed Churchrock project site consistent with applicable law. If further agreement with the Nation is not reached, our development plan could be materially adversely affected.

Dispute with Thomas Ehrlich

        On August 2, 2013, Thomas H. Ehrlich, the Company's former chief financial officer, filed a complaint against the Company in the District Court of Denton County, Texas, Cause No. 2013-61011-393. The complaint alleges that the Company breached a compensation agreement between the Company and Mr. Ehrlich that provided for certain payments to Mr. Ehrlich upon certain change in control events. On August 13, 2013, the Company filed a general denial of the allegations contained in the complaint. On November 4, 2013, Mr. Ehrlich moved for partial summary judgment and the Company cross-moved on November 22, 2013. On December 13, 2013, the District Court heard the parties' motions, denied summary judgment for both parties, and directed discovery to commence. The Judge also ruled that Mr. Ehrlich was entitled to his litigation costs and expenses, including attorney fees, under the indemnification provisions of the compensation agreement, but he did not award any specific costs, expenses or fees. The Company intends to vigorously defend any assertions related to the lawsuit. The Company estimates the lawsuit could take approximately one year to be resolved and recognized a possible loss contingency of $285,000 as of December 31, 2013.

        On January 28, 2014, the Company invoked the Texas statutory settlement procedures, and, thereafter, a series of confidential settlement communications began between the Company and Mr. Ehrlich. On February 27, 2014, the Company and Mr. Ehrlich participated in a confidential mediation session designed to settle the case. Confidential settlement negotiations are continuing.

        In connection with our May 2008 private placement, the Company executed a registration rights agreement pursuant to which the shares issued in the private placement were registered. The registration rights agreement provides for penalties in the event the registration statement fails to remain effective. At December 31, 2013, the Company's registration statement was and remains effective.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013 AND 2012

11. COMMITMENTS AND CONTINGENCIES (Continued)

Compensation Agreements

        The Company has entered into Compensation Agreements with the certain of the Executive Officers of the Company (the "Compensation Agreements"), that provide that, in the event of a change in control, such officers will have certain rights and benefits for a period of twenty-four months following such change in control. The Compensation Agreements provide that the executive's base salary payments shall be made on a monthly basis for the duration of the term and any incentive payments shall be paid annually until the obligation to make such payments expires.

12. SUBSEQUENT EVENT

        On February 12, 2014, the Company completed its $10.3 million registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9,472,320. The Company and RCF are currently discussing the level of participation accorded RCF per its anti-dilution rights under the Loan Agreement.

        On January 29, 2014, the Company's shareholders approved the RCF loan agreement and the issuance of approximately 7.5 million shares of common stock related to the Loan Agreement. The Company had closed the loan agreement with RCF on November 13, 2013 and had borrowed an initial $3.0 million as part of the first tranche available under the Loan Agreement. On February 4, 2014, the Company borrowed the remaining $2.0 million of the first tranche under the Loan Agreement.

        In January 2014, the Company sold 523,350 shares of its common stock for net proceeds of approximately $1.9 million under the ATM Sales Agreement with BTIG, LLC. As of February 1, 2014, approximately $7.1 million of the aggregate $15.0 million remained available for future sales under the ATM Sales Agreement. RCF declined its participation rights for this equity financing.

 EXHIBIT INDEX

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of the Company, dated February 15, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed July 26, 2004, SEC File No. 333-117653).

3.1.1		Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated March 29, 2006 (incorporated by reference to Exhibit 3.1.1 to the Company's Current Report on Form 8-K/A filed on December 7, 2007).

3.1.2		Second Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated January 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 28, 2013).

3.2		Amended and Restated Bylaws of the Company effective July 30, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 2, 2013).

4.1		Stockholders' Agreement, dated as of March 1, 2012, by and between Uranium Resources, Inc. and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 7, 2012).

4.2		Registration Rights Agreement, dated as of March 1, 2012, by and among Uranium Resources, Inc. and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 7, 2012).

10.1	*	Amended and Restated 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 filed July 26, 2004, SEC File No. 333-117653).

10.2	*	Uranium Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).

10.3	*	Uranium Resources, Inc. 2007 Restricted Stock Plan (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.4	*	Amended and Restated 2004 Directors' Stock Option Plan dated April 10, 2007 (incorporated by reference to Exhibit 10.43 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed April 11, 2007, SEC File No. 333-133960)

10.5	*	Amended and Restated 2004 Directors' Stock Option and Restricted Stock Plan dated April 1, 2010 (incorporated by reference to Exhibit 10.43.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.6	*	Uranium Resources, Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013).

10.7	*	Form of Restricted Stock Agreement under the Company's 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 7, 2013).

10.8	*	Form of Non-Qualified Stock Option Agreement under the Company's 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 7, 2013).

Exhibit Number		Description
10.9	*	Form of Restricted Stock Unit Agreement under the Company's 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 7, 2013).

10.10	*	Compensation Agreement dated June 2, 1997 between the Company and Paul K. Willmott (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.11	*	Compensation Agreement dated June 2, 1997 between the Company and Mark S. Pelizza (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.12	*	Employment Agreement, dated March 12, 2013, between the Company and Christopher M. Jones (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.13	*	Employment Agreement, effective June 14, 2013, between the Company and Jeffrey L. Vigil
(incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.14	*	Separation and General Release dated June 6, 2013, between the Company and Matthew F. Lueras (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.15		Loan Agreement, dated November 13, 2013, among the Company, those subsidiaries of the Company from time to time party thereto, and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 19, 2013).

10.16		Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

10.17		Consulting Services Agreement with RMG Consulting, LLC dated October 1, 2010 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 4, 2010).

10.18		Uranium Supply Contract, effective July 11, 2013, between URI, Inc. and ITOCHU International Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2013).

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

23.2		Consent of Behre Dolbear & Company (USA), Inc.

23.3		Consent of Broad Oak Associates.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the annual report on Form 10-K of Uranium Resources, Inc. for the year ended December 31, 2013, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*
Indicates management contract or compensatory plan or arrangement.