Form 10-Q
period 2014-03-31
URANIUM RESOURCES INC /DE/
filed 2014-05-09
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	24,724,629 as of May 9, 2014

URANIUM RESOURCES, INC.

2014 FIRST QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Uranium Resources, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$10,612,270	$1,117,303
Prepaid and other current assets	1,112,128	685,678
Total Current Assets	11,724,398	1,802,981

Property, plant and equipment, at cost:
Property, plant and equipment	96,407,310	96,407,310
Less accumulated depreciation, depletion and impairment	(65,667,316)	(65,566,411)
Net property, plant and equipment	30,739,994	30,840,899

Restricted cash	4,010,953	4,010,937
Total Assets	$46,475,345	$36,654,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$814,182	$1,243,169
Accrued liabilities	2,092,768	1,775,491
Current portion of capital leases	8,569	10,543
Total Current Liabilities	2,915,519	3,029,203

Asset retirement obligations	3,912,578	3,833,608
Derivative liability - convertible loan	3,071,446	2,169,408
Convertible loan	1,711,763	1,024,715
Other long-term liabilities and deferred credits	1,350,000	1,350,000
Long-term capital leases, less current portion	2,206	4,495
Total Liabilities	12,963,512	11,411,429

Commitments and contingencies (Notes 3, 5, 6 and 10)

Shareholders’ Equity:
Common stock, 200,000,000 shares authorized, $.001 par value;
24,442,014 and 19,820,258 shares issued and outstanding, respectively	24,446	19,824
Paid-in capital	228,426,888	216,703,028
Accumulated deficit	(194,930,083)	(191,470,046)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)
Total Shareholders’ Equity	33,511,833	25,243,388

Total Liabilities and Shareholders’ Equity	$46,475,345	$36,654,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uranium Resources, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
		(Restated)
Revenues:	$—	$—

Cost of uranium sales:
Operating expenses	643,700	687,217
Mineral property expenses	236,304	421,760
Accretion/amortization of asset retirement obligations	79,179	97,435
Depreciation	68,377	75,899
Impairment of uranium properties	—	279,429
Total cost of uranium sales	1,027,560	1,561,740

Loss from operations before corporate expenses	(1,027,560)	(1,561,740)
Corporate expenses:
General and administrative	2,641,500	2,635,236
Depreciation	32,529	45,979
Total corporate expenses	2,674,029	2,681,215

Loss from operations	(3,701,589)	(4,242,955)

Other income and (expense):
Unrealized gain - derivative liability	653,768	—
Interest expense	(414,003)	(239,718)
Interest and other income, net	1,787	9,226
Net loss	$(3,460,037)	$(4,473,447)
Basic and diluted net loss per common share	$(0.15)	$(0.26)
Basic and diluted average weighted shares outstanding	22,358,558	17,308,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uranium Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
		(Restated)
Operating activities:
Net loss	$(3,460,037)	$(4,473,447)
Reconciliation of net loss to cash used in operations:
Accretion/amortization of asset retirement obligations	79,179	97,435
Amortization of debt discount	242,854	—
Unrealized gain - derivative liability	(653,768)	—
Decrease in restoration and reclamation accrual	(209)	(489,153)
Depreciation	100,905	121,878
Impairment of uranium properties	—	279,429
Stock compensation expense	116,688	244,985
Effect of changes in operating working capital items:
(Increase) decrease in receivables	(244,598)	276,801
Increase in prepaid and other current assets	(181,868)	(21,534)
Increase in payables, accrued liabilities and deferred credits	251,373	76,474
Net cash used in operating activities	(3,749,481)	(3,887,132)

Cash flows from investing activities:
Restricted cash	—	(5,632)
Additions to uranium properties	—	(15,726)
Net cash used in investing activities	—	(21,358)

Cash flows from financing activities:
Proceeds from convertible loan	2,000,000	—
Payments on borrowings	(4,263)	(39,770)
Issuance of common stock, net	11,248,711	3,633,883
Net cash provided by financing activities	13,244,448	3,594,113

Net increase (decrease) in cash and cash equivalents	9,494,967	(314,377)
Cash and cash equivalents, beginning of period	1,117,303	4,664,596
Cash and cash equivalents, end of period	$10,612,270	$4,350,219

Cash paid during the period for:
Interest	$5,751	$2,970
Non-cash transactions:
Common stock issued for payment of convertible loan fees and interest	$363,083	$—
Common stock issued for repayment of short-term loan principal and interest	$—	$5,095,832
Common stock issued for services	$—	$291,500
Restricted stock issued for services	$—	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uranium Resources, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014

1. DESCRIPTION OF BUSINESS

Uranium Resources, Inc. (“URI”) is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium mines in South Texas using the in-situ recovery (“ISR”) process. URI has historically produced uranium by ISR methods in the State of Texas where the Company currently has ISR projects, including two licensed processing facilities. We also have mineral holdings in New Mexico and a NRC license to produce up to 3 million pounds per annum of uranium on certain of our New Mexico projects. The Company acquired these properties over the past 20 years along with an extensive information database of historic drill hole logs and analysis. None of URI’s properties are currently in production.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2014.

3. LIQUIDITY

As of March 31, 2014, the Company had approximately $10.6 million in cash and our cash balance at May 6, 2014 was approximately $11.9 million. The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting significant sales revenue and related cash inflows for 2014.

On October 28, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, shares of its common stock having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program (“ATM Sales Agreement”). From January 17, 2014 to January 31, 2014, the Company sold 523,350 shares of common stock for net proceeds of $1,875,826 under its ATM Sales Agreement. The Company has a total of $7.1 million available for future sales under the ATM Sales Agreement.

On February 12, 2014, the Company completed a registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9,372,885.

On November 13, 2013, the Company and its largest stockholder, Resource Capital Fund V L.P. (“RCF”) entered into a Loan Agreement (the “Loan Agreement”) whereby RCF agreed, subject to the terms and conditions set forth in the Loan Agreement, to provide a secured convertible loan facility of up to $15.0 million to the Company. The facility initially consisted of three tranches of $5.0 million each. RCF advanced $3.0 million of the first $5.0 million tranche shortly following the closing of the Loan Agreement and on January 29, 2014, the Company’s stockholders, excluding RCF, approved the Loan Agreement and the issuance of shares thereunder. Following such approval, RCF advanced the remaining $2.0 million of the first tranche on February 4, 2014. On April 29, 2014, the Company and RCF executed an amendment to the Loan Agreement which reduced the amount available thereunder from $15.0 million to $8.0 million, and on April 30, 2014, the Company requested, and RCF advanced, the final $3.0 million available under the Loan Agreement. See Note 11 — Subsequent Events — Amendment to Loan Agreement. No additional amounts may be drawn under the Loan Agreement.

Given the current planned operations, the Company expects that its existing cash will provide it the necessary liquidity through 2014. Additional funding under the ATM Sales Agreement or other public offerings is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net of accumulated depreciation, on the balance sheet consists of:

	March 31,	December 31,
	2014	2013

Uranium plant	$9,312,622	$9,343,846
Mineral rights and properties	19,749,754	19,749,754
Vehicles/depreciable equipment	1,465,239	1,530,084
Other property, plant and equipment	212,379	217,215
Total	$30,739,994	$30,840,899

5. DEBT

Financing Facility

On November 13, 2013, the Company, together with each of the Company’s subsidiaries as guarantors, entered into the Loan Agreement with RCF, whereby RCF agreed, subject to the terms and conditions set forth in the Loan Agreement, to provide a secured convertible loan facility of up to $15.0 million to the Company. The facility initially consisted of three tranches of $5.0 million each. RCF advanced $3.0 million of the first $5.0 million tranche shortly following the closing of the Loan Agreement and on January 29, 2014, the Company’s stockholders, excluding RCF, approved the Loan Agreement and the issuance of shares thereunder. Following such approval, RCF advanced the remaining $2.0 million of the first tranche on February 4, 2014. On April 29, 2014, the Company and RCF executed an amendment to the Loan Agreement which reduced the amount available thereunder from $15.0 million to $8.0 million, and on April 30,2014, the Company requested, and RCF advanced, the final $3.0 million available under the Loan Agreement. See Note 11 — Subsequent Events — Amendment to Loan Agreement. No additional amounts may be drawn under the Loan Agreement.

On February 4, 2014, the Company paid a $300,000 loan establishment fee by the issuance of 117,188 shares of the common stock of the Company. The number of shares issued was determined based upon the volume weighted average price of the Company’s common stock for the 20 trading days ended October 17, 2013 ($2.56). On February 4, 2014, the Company also paid $16,083 of the commitment fee and $47,000 of interest accrued through December 31, 2013 by the issuance of 21,218 shares of the common stock of the Company. The number of shares issued was determined based upon the volume weighted average price of the Company’s common stock for the 20 trading days ended December 30, 2013 ($2.97).

The Company’s obligations under the Loan Agreement are secured by pledges on the equity interests of the Company’s subsidiaries and a lien on substantially all of the assets of the Company and its subsidiaries. Amounts drawn under the Loan Agreement mature on December 31, 2016 and bear interest at 12% per annum through January 29, 2014 and 10% per annum thereafter, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash. The Company may prepay all or any portion of the amounts drawn under the Loan Agreement without penalty, subject to a minimum prepayment amount of $5.0 million or (if lower) the full amount then outstanding. Prepaid amounts may not be redrawn. The Loan Agreement contains customary representations, warranties, covenants and events of default and grants RCF the right to designate two nominees to the Company’s Board of Directors so long as any obligations remain outstanding under the Loan Agreement.

RCF may convert amounts drawn under the Loan Agreement into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price is initially set at $2.60 per share and is subject to customary anti-dilution adjustments and further downward adjustment, subject to a floor of $1.00 per share, in case of certain equity issuances by the Company before November 13, 2014. As of May 9, 2014, RCF owned approximately 6.7 million shares or 27% of the Company’s outstanding common stock. If RCF were to convert the entire $8.0 million outstanding under the Loan Agreement as of May 9, 2014, assuming a conversion price of $2.60 per share, RCF would receive approximately 3.1 million shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to approximately 35.1%.

Derivative Liability

The conversion feature of the Loan Agreement meets the definition of a derivative liability instrument because the exercise price is not a fixed price as described above. Therefore, the conversion feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion feature of the convertible Loan Agreement is required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income or loss. The initial fair value of the derivative liability offset was recognized as a debt discount and will be amortized over the life of the Loan Agreement. At the drawdown of the $3,000,000 on November 13, 2013, the fair value of the derivative liability related to the conversion feature was $2,061,794, at December 31, 2013 it was $2,169,408, and at March 31, 2014 it was $1,842,867.

At the drawdown of the $2,000,000 on February 4, 2014, the fair value of the derivative liability related to the conversion feature was $1,555,806, and at March 31, 2014 it was $1,228,578.  The derivative liability was calculated using the Black-Scholes option pricing model with the following fair value Level 3 assumptions:

Risk-free interest rate	0.65% - 0.90%
Expected life of derivative liability	2.76 — 2.91 years
Expected volatility	93% - 94%
Dividend rate	0.00%

The changes in the derivative liabilities related to the conversion feature are as follows:

Derivative
Liability
Balance, January 1, 2014	$2,169,408
Fair value of $2,000,000 drawdown	1,555,806
Unrealized gain - derivative liability	(653,768)
Balance, March 31, 2014	$3,071,446

6. SHAREHOLDERS’ EQUITY

The following table details the changes in shareholders’ equity for the quarter ended March 31, 2014:

	Common Stock			Accumulated	Treasury
	Shares	Amount	Paid-In Capital	Deficit	Stock	Total
Balances, January 1, 2014	19,820,258	$19,824	$216,703,028	$(191,470,046)	$(9,418)	$25,243,388
Net loss				(3,460,037)	—	(3,460,037)
Common stock issuance for loan interest and fees	138,406	138	362,945	—	—	363,083
Stock compensation expense	—	—	116,688	—	—	116,688
Common stock issuance, net of issuance costs	4,483,350	4,484	11,244,227	—	—	11,248,711
Balances, March 31, 2014	24,442,014	$24,446	$228,426,888	$(194,930,083)	$(9,418)	$33,511,833

See Note 7 — Stock Based Compensation, for further discussion of stock compensation expense and restricted stock issuances.

Equity Infusions

Equity Infusion—Registered Direct Offering

On February 12, 2014, the Company completed a registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9,372,885.

Equity Infusion—ATM Sales

On October 31, 2011, the Company entered into an ATM Sales Agreement with BTIG LLC, a major global securities trading firm that acts as our sales agent. Under the ATM Sales Agreement, the Company may sell from time to time, in “at-the-market” offerings, shares of its common stock registered under its currently effective registration statement on Form S-3. On October 31, 2011, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the offering, relating to shares of its common stock having an aggregate offering price of up to $15.0 million. The Company pays BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement.

From January 17, 2014 to January 31, 2014, the Company sold 523,350 shares of common stock for net proceeds of $1,875,826 under the ATM Sales Agreement. As of March 31, 2014, the Company has a total of $7.1 million available for future sales under the ATM Sales Agreement.

7. STOCK BASED COMPENSATION

Our stock based compensation programs consist of stock option, restricted stock unit and restricted stock grants made to employees and directors.

The Company’s equity incentive plans include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); the 2004 Stock Incentive Plan (the “2004 Plan”); and the 1995 Stock Incentive Plan (the “1995 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.

The 2013 Plan permits the grant of awards of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, and cash bonus awards. The initial number of shares available for grant under the 2013 Plan was 1,159,123 shares. In addition, the number of shares of common stock available for issuance under the 2013 Plan is increased by the number of shares subject to awards (made under the 2013 Plan or that were outstanding under the prior plans on June 4, 2013) that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares.  As of March 31, 2014, 1,045,721 shares were available for future issuances under the 2013 Plan.

Stock compensation expense for the period ended March 31, 2014 and 2013 was approximately $117,000 and $245,000, respectively, and was recorded to general and administrative expenses. The Company has not recognized a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

Stock Options

Stock option awards are granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Stock option awards granted to officers, employees, and directors generally vest ratably based on one to five years of continuous service and have a contractual term of ten years.

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

During the period ended March 31, 2014, no stock options were granted.

The following table summarizes stock options outstanding and changes during the period ended March 31, 2014:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2014	309,479	$19.75
Granted	—	—
Exercised	—	—
Canceled or forfeited	—	—
Balance, March 31, 2014	309,479	$19.75	3.66	$1,650
Options exercisable, March 31, 2014	256,656	$23.04	2.57	$427

The following table summarizes both stock options outstanding and currently exercisable at March 31, 2014:

	Outstanding Options			Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	145,906	0.38	$13.46	145,906	$13.46
2004 Stock Incentive Plan	83,575	7.25	13.85	42,834	24.42
2004 Directors’ Plan	74,998	5.63	39.68	67,916	42.74
2013 Omnibus Incentive Plan	5,000	9.75	2.99	—	—
	309,479	3.66	$19.75	256,656	$23.04

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2014 was approximately $157,000, which is expected to be recognized over a weighted average period of approximately 2 years.

Restricted Stock Units

Time-based and performance-based restricted stock units (“RSUs”) are valued using the market value of the Company’s common stock on the date of grant. The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Compensation Committee of the Board of Directors at each vesting date, and the valuation of such awards assumes full satisfaction of all performance criteria. The Company also issues RSUs to members of its Board of Directors, which vest over four years.

The following table summarizes RSU activity during the period ended March 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, January 1, 2014	280,000	$3.31
Granted	—	$—
Forfeited	—	$—
Vested	(33,333)	$2.83
Balance, March 31, 2014	246,667	$3.37

Total estimated unrecognized compensation cost from unvested RSUs as of March 31, 2014 was approximately $549,000, which is expected to be recognized over a weighted average period of approximately 2 years.

Restricted Stock

Time-based and performance-based restricted stock grants are valued using the fair market value of the stock on the date of grant. Vesting based on performance criteria is generally based on the Company’s prior year performance as determined by the Compensation Committee of the Board of Directors at each vesting date, and the valuation of such grants assumes full satisfaction of all performance criteria. Employee participants who receive restricted stock grants have all of the rights of a stockholder, including the right to vote the shares of restricted stock that are the subject of the grant and the right to receive any regular cash dividends paid out of current earnings.

A summary of the status of non-vested shares of restricted stock is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance, January 1, 2014	54,151	$5.49
Granted	—	$—
Forfeited	(1,851)	$2.73
Vested	(11,482)	$2.73
Balance, March 31, 2014	40,818	$6.39

The total estimated unrecognized compensation cost from the unvested restricted grants at March 31, 2014 was approximately $166,000, which is expected to be recognized over the weighted average vesting period of 1.9 years.

8. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	March 31,	December 31,
	2014	2013

Balance, January 1, 2014	$3,833,608	$4,498,057
Changes in cash flow estimates	—	584,025
Costs incurred	(209)	(1,638,214)
Accretion expense	79,179	389,740
Balance, March 31, 2014	$3,912,578	$3,833,608

9. EARNINGS PER SHARE

All per share data herein has been retroactively adjusted for the 1 for 10 reverse stock split that occurred following the close of trading on January 22, 2013.

Net earnings (loss) per common share—basic has been calculated based on the weighted average shares outstanding during the year and net earnings (loss) per common share—diluted has been calculated assuming the exercise or conversion of all dilutive securities.  Potentially dilutive shares of 2,150,057 were excluded from the calculation of earnings per share because they were anti-dilutive due to our net loss position for the quarter ended March 31, 2014.

10. COMMITMENTS AND CONTINGENCIES

The Company’s uranium recovery operations are subject to federal and state regulations for the protection of the environment, including water quality. These laws frequently change and generally becoming more restrictive. The ongoing costs of complying with such regulations have not been significant to the Company’s annual operating costs. Future closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of- production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are in compliance with current environmental regulations.

The Company is from time to time involved in various legal proceedings of a character normally incident to its business. Management believes it has meritorious defenses in all such proceedings and is not aware of any material adverse effect on the Company’s financial condition or results of operations from such proceedings.

In connection with our May 2008 private placement and the March 2012 investment agreement with RCF, the Company executed registration rights agreements pursuant to which the shares issued in the private placement and to RCF were registered. The registration rights agreements provide for penalties in the event they fail to remain effective. At March 31, 2014, the Company’s registration statements were and remain effective.

Change in Control Agreements

The Company has entered into employment agreements with its Chief Executive Officer and Chief Financial Officer and compensation agreements with certain other executive officers of the Company that provide that, in the event of a change in control of the Company (as defined in the agreements), such officers will have certain rights and benefits following a change in control. If in connection with a change in control the employment of such officers is terminated, under certain circumstances, the officers will be entitled to lump-sum payments under the employment agreements or base salary, certain incentive payments and benefits for a period of 24 months under the compensation agreements.

11. SUBSEQUENT EVENTS

Settlement of Ehrlich Litigation

On August 2, 2013, Thomas H. Ehrlich, the Company’s former chief financial officer, filed a complaint against the Company in the District Court of Denton County, Texas, Cause No. 2013 61011 393. The complaint alleges that the Company breached a compensation agreement between the Company and Mr. Ehrlich that provided for certain payments to Mr. Ehrlich upon certain change in control events.

On April 15, 2014, the Company and Mr. Ehrlich entered into a Settlement Agreement and General Release, under the terms of which Mr. Ehrlich agreed to dismiss his claims in his lawsuit with prejudice in exchange for the payment by the Company of Mr. Ehrlich’s attorneys’ fees in the amount of $50,000 and for the issuance by the Company to Mr. Ehrlich of 119,231 shares of common stock. As of March 31, 2014, the Company has accrued $360,000 based on the estimated settlement.

Amendment to Loan Agreement

On April 29, 2014, the Company and RCF entered into Amendment No. 1 to the Loan Agreement (the “Amendment”). The Amendment reduced the amount available under the second tranche of the Loan Agreement from $5.0 million to $3.0 million and terminated RCF’s commitment relating to the $5.0 million third tranche. As a consequence, the aggregate amount available under the Loan Agreement decreased from $15.0 million to $8.0 million. Following execution of the Amendment, the Company requested, and RCF advanced on April 30, 2014, the final $3.0 million available under the Loan Agreement. The total amount drawn under the Loan Agreement after receipt of this advance is $8.0 million. No additional amounts may be drawn under the Loan Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. These statements include, without limitation, statements relating to liquidity, financing of operations, the outcome of regulatory actions and litigation, continued volatility of uranium prices and other matters. The words “believes,” “expects,” “projects,” “targets,” “estimates” or similar expressions identify forward-looking statements. Forward-looking statements convey our current expectations or forecasts of future events. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements. Forward-looking statements should be read in conjunction with our disclosures and the risks set forth herein and in the Company’s 2013 Annual Report on Form 10-K under the caption “Risk Factors.”

Restatement of Previously Reported Consolidated Financial Information

On December 17, 2013, we filed an amended Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 to amend and restate the Company’s condensed consolidated financial statements and related disclosures as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 by reclassifying costs from property, plant and equipment to mineral property expenses, as more fully described in Note 3 to the condensed consolidated financial statements contained in the Form 10-Q/A. The condensed consolidated financial statements and related disclosures in this Form 10-Q, including in this Item 2, as it relates to the quarter ended March 31, 2013, incorporate the effects of this restatement.

Recent Developments

At-the-Market Sales

On October 28, 2011, the Company entered into the ATM Sales Agreement with BTIG, LLC, allowing it to sell from time to time, shares of its common stock having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program. From January 17, 2014 to January 31, 2014, the Company sold 523,350 shares of common stock for net proceeds of $1,875,826 under its ATM Sales Agreement. The Company has a total of $7.1 million available for future sales under the ATM Sales Agreement.

Registered Direct Offering

On February 12, 2014, the Company completed a registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9,372,885.

Amendment to Loan Agreement

On April 29, 2014, the Company and RCF entered into the Amendment to the Loan Agreement. The Amendment reduced the amount available under the second tranche of the Loan Agreement from $5.0 million to $3.0 million and terminated RCF’s commitment relating to the $5.0 million third tranche. As a consequence, the aggregate amount available under the Loan Agreement decreased from $15.0 million to $8.0 million. Following execution of the Amendment, the Company requested, and RCF advanced on April 30, 2014, the final $3.0 million available under the Loan Agreement. The total amount drawn under the Loan Agreement after receipt of this advance is $8.0 million. No additional amounts may be drawn under the Loan Agreement.

RCF may convert amounts drawn under the Loan Agreement into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price is initially set at $2.60 per share and is subject to customary anti-dilution adjustments and further downward adjustment, subject to a floor of $1.00 per share, in case of certain equity issuances by the Company before November 13, 2014. As of May 9, 2014, RCF owned approximately 6.7 million shares or 27% of the Company’s outstanding common stock. If RCF were to convert the entire $8.0 million outstanding under the Loan Agreement as of May 9, 2014 assuming a conversion price of $2.60 per share, RCF would receive approximately 3.1 million shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to approximately 35.1%.

Financial Condition and Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Uranium Sales

During the quarters ended March 31, 2014 and 2013, we had no uranium sales.  The Company, however, did invoice Itochu International approximately $264,000 during the quarter ended March 31, 2014 for yellowcake that was recovered during the pond recovery project at the Company’s Kingsville Dome property, which was applied towards the remediation costs incurred by the Company during the project. Itochu paid the invoice on April 30, 2014.

Cost of Uranium Sales

The cost of operations is comprised of operating expenses, mineral property expenses, accretion and amortization of the asset retirement obligations, depreciation and depletion expenses, and impairment of uranium properties.

During the quarter ended 2014, cost of uranium sales totaled approximately $1,028,000, primarily for stand-by operations, and maintenance and monitoring activities at our Rosita and Kingsville Dome projects.  During the quarter ended 2013, cost of uranium sales totaled approximately $1,562,000, primarily for stand-by operations, maintenance and monitoring activities at our Rosita and Kingsville Dome projects, and impairment provisions for uranium properties. The decrease of approximately $534,000 in cost of sales during the current quarter was primarily related to decreased impairment of uranium properties and decreased Kingsville Dome pond recovery project costs. The Kingsville Dome pond recovery project was completed as of March 31, 2014.

The following table details our cost of uranium sales for the quarters ended March 31, 2014 and 2013:

	2014	2013
		(Restated)
Total pounds sold	—	—
Operating expenses	$643,700	$687,217
Mineral property expenses	236,304	421,760
Accretion/amortization of asset retirement obligations	79,179	97,435
Depreciation and depletion	68,377	75,899
Impairment of uranium properties	—	279,429
Total cost of uranium sales	$1,027,560	$1,561,740

Operating Expenses

During the first quarter of 2014, we incurred operating expenses of approximately $407,000 related to our South Texas projects and approximately $237,000 in connection with the Kingsville Dome pond recovery project. During the first quarter of 2013, we incurred operating expenses of approximately $132,000 related to our South Texas projects and $555,000 in connection with the Kingsville Dome pond recovery project, which was completed as of March 31, 2014. All such costs were from stand-by and/or care and maintenance activities.

Mineral Property Expenses

During the first quarter of 2014 and 2013, we incurred mineral property expenses of $236,000 and $422,000, respectively, which represents a comparative period decrease of $186,000, the result of reduced exploration costs. These mineral property expenses were primarily for the Company’s New Mexico properties.  For the three months ended March 31, 2014, $114,000 was spent on our New Mexico mineral properties for land holding costs and permitting costs at the Churchrock project, the Crownpoint project and the Juan Tafoya and Cebolleta properties. The remaining $122,000 of mineral property expenses were incurred on our Texas properties ($117,000) and at our South Dakota and Wyoming properties ($5,000). Permitting and development expenditures on our New Mexico properties are expensed when such costs are incurred because they do not have proven or probable reserves established.

For the three months ended March 31, 2013, these costs were primarily for land holding costs on the Elizabeth and West Endy properties ($127,000), permitting costs on the Churchrock, Crownpoint and Juan Tafoya properties ($196,000) and exploration costs on other properties ($99,000).

Accretion and Amortization of Future Restoration Costs

During the first quarter of 2014 and 2013, we incurred accretion and amortization of future restoration costs of approximately $79,000 and $97,000, respectively. The Company’s three Texas properties are currently in different stages of stabilization.

Depreciation

During the first quarter of 2014 and 2013 we incurred depreciation expense related to our South Texas projects of approximately $68,000 and $76,000, respectively. All such costs were from stand-by and/or care and maintenance activities.

Impairment of Uranium Properties

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  At March 31, 2014, there were no changes in events or circumstances associated with the Company’s business which necessitated further review of the carrying values of long-lived assets for impairment.

However, impairment charges can also be triggered by the Company’s review of estimated costs of restoration and remediation activities on particular shut-in mineral properties at each quarter end. For any increase in estimated cost, the Company initially records the change on its balance sheet by increasing the mineral property asset and increasing the asset retirement obligation. However, because there is no further production expected from these particular shut-in South Texas properties, the increase in costs recorded to the mineral property asset are then expensed as impairment expense on the Statement of Operations. For the three months ended March 31, 2014 and 2013, the Company recognized impairment expense of $0 and approximately $279,000, respectively, related to change in estimates of the asset retirement obligation.

General and Administrative Charges

During the first quarter of 2014 and 2013, general and administrative expenses, excluding corporate depreciation, was approximately $2.6 million for both comparative periods.  Included in the first quarter of 2014 were non-recurring expenses of approximately $377,000. Excluding these one-time costs highlights the Company’s continuing commitment to reduce general and administrative expenses.

Significant expenditures for general and administrative expenses for the quarters ended March 31, 2014 and 2013 were:

	2014	2013
Stock compensation expense	$116,688	$244,985
Salaries and payroll burden	897,174	849,181
Legal, accounting, public company expenses	1,099,163	715,355
Insurance and bank fees	190,454	244,288
Consulting and professional services	112,660	330,730
Office expenses	147,352	140,625
Other expenses	78,009	110,072
Total	$2,641,500	$2,635,236

Non-cash stock compensation expense decreased by approximately $128,000 in the first quarter of 2014 over the same quarter in 2013 and was due to a decrease in options awarded and from the amortization of stock option modifications made in connection with the separation agreement entered into in 2013 with a former executive of the Company.  The value of the modifications was estimated based on the date of the option modification using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility.

Salaries and payroll burden increased by approximately $48,000 in 2014, as compared to 2013, due to bonuses totaling approximately $192,000 for executive officers and a consultant granted in March 2014 that were not incurred in 2013.  The Company paid these bonuses in part by issuing shares of URI common stock after March 31, 2014.

The Company’s legal, accounting and public company expenses increased by approximately $384,000 in the first quarter of 2014 compared with 2013 due to increased legal fees and franchise taxes.

Insurance and bank fees decreased by approximately $54,000 in the first quarter of 2014 compared with 2013. The decrease was due to a reduction in surety bond fees and bank letter of credit fees.

Consulting and professional service expenses decreased by approximately $218,000 in the first quarter of 2014 compared with 2013, largely due to the Company’s reduced reliance on outside mining consultants and public relation firms.

Office and other expenses decreased by approximately $25,000 in the first quarter of 2014 compared with 2013 due to reduced travel and IT service costs.

Derivative Liability

The conversion feature of the Loan Agreement is required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income or loss. The fair value of the derivative liability related to the conversion feature was $3,071,446 at March 31, 2014. The unrealized gain was generated by the passage of time in the Black-Scholes option pricing model. See Note 5 — Debt — Derivative Liability to the notes to the condensed consolidated financial statements appearing as a part of this report for additional information regarding the derivative liability.

Net Losses

For the three months ended March 31, 2014 and 2013, we had net losses of approximately $3.5 million and $4.5 million, respectively, which represents a comparative decrease in loss of approximately $1.0 million. This decrease is primarily due to decreases in mineral property expenses, impairment of uranium properties, general and administrative costs, and the income recognized due to the change in the fair value of the derivative liability.

Cash Flow

At March 31, 2014, we had a cash balance of approximately $10.6 million, compared with approximately $1.1 million at December 31, 2013.

During the quarter ended 2014, we had a negative cash flow from operations of approximately $3.8 million, resulting primarily from our lack of revenues during the quarter, approximately $644,000 spent on operating expenses, approximately $236,000 spent on mineral properties and approximately $2.5 million spent on general and administrative expenses (net of approximately $117,000 in stock compensation expense).

During the quarter ended 2013, we had a negative cash flow from operations of approximately $3.9 million, resulting primarily from our lack of revenues during the quarter, approximately $687,000 spent on operating expenses, approximately $422,000 spent on mineral properties and approximately $2.4 million spent on general and administrative expenses (net of approximately $245,000 in stock compensation expense).

During the quarter ended 2014, cash used in investing activities was $0. During the quarter of 2013, we used approximately $21,000 primarily for capital additions at our South Texas projects and increase in restricted cash

During the quarter ended 2014, cash generated from financing activities was approximately $13.2 million, resulting from $1.9 million under our ATM Sales Agreement, $9.4 million from the registered direct offering (net of offering costs of $923,000), and $2.0 million of advances from the convertible loan facility.

During the quarter ended 2013, cash generated from financing activities was approximately $3.6 million, resulting from $3.6 million in cash raised through the sale of the Company’s common stock in connection with the Rights Offering that was completed in March 2013, less approximately $40,000 in cash used for lease payments.

Liquidity

As of March 31, 2014, the Company had approximately $10.6 million in cash and our cash balance at May 6, 2014 was approximately $11.9 million. The Company is not currently conducting uranium production activities and has no uranium inventory. The Company is not projecting significant sales revenue and related cash inflows for 2014.

On October 28, 2011, the Company entered into the At-The-Market Sales Agreement with BTIG, LLC, allowing it to sell from time to time, shares of its common stock having an aggregate offering price of up to $15.0 million, through an “at-the-market” equity offering program. From January 17, 2014 to January 31, 2014, the Company sold 523,350 shares of common stock for net proceeds of $1,875,826 under its ATM Sales Agreement. The Company has a total of $7.1 million available for future sales under the ATM Sales Agreement.

On February 12, 2014, the Company completed a registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9,372,885.

On November 13, 2013, the Company and RCF entered into the Loan Agreement whereby RCF agreed, subject to the terms and conditions set forth in the Loan Agreement, to provide a secured convertible loan facility of up to $15.0 million to the Company. The facility initially consisted of three tranches of $5.0 million each. RCF advanced $3.0 million of the first $5.0 million tranche shortly following the closing of the Loan Agreement and on January 29, 2014, the Company’s stockholders, excluding RCF, approved the Loan Agreement and the issuance of shares thereunder. Following such approval, RCF advanced the remaining $2.0 million of the first tranche on February 4, 2014. On April 29, 2014, the Company and RCF executed the Amendment to the Loan Agreement which reduced the amount available thereunder from $15.0 million to $8.0 million, and on April 30, 2014, the Company requested, and RCF advanced, the final $3.0 million available under the Loan Agreement. No additional amounts may be drawn under the Loan Agreement. See “Recent Developments—Amendment to Loan Agreement” above and Note 5 — Debt — Financing Facility to the notes to the condensed consolidated financial statements appearing as a part of this report for additional information regarding the Loan Agreement and Amendment.

Given the current planned operations, the Company expects that its existing cash will provide it the necessary liquidity through 2014. Additional funding under the ATM Sales Agreement or other public offerings is subject to market conditions. In the event funds are not available, we may be required to change our planned business strategies.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

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

The Company’s convertible loan facility may be converted by RCF at any time prior to the convertible loan facility’s maturity date of December 31, 2016. The conversion price is $2.60 per share, but can be adjusted downward should the Company issue shares in any equity financing for less than $2.60 per share prior to November 13, 2014. Due to this possible variability in conversion price, the convertible loan facility was required to be accounted for as a separate derivative liability. The derivative liability was required to be measured at fair value. The derivative liability will be adjusted to reflect fair value at each period end. Any increase or decrease in the fair value will be recorded in results of operations as change in fair value of the derivative liability. In determining the appropriate fair value, we used the Black-Sholes Option Pricing Model.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the Company’s controls and procedures.

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Controls

During the three months ended March 31, 2014, no changes have been made in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2013. The following updates and restates the description of certain legal proceedings to reflect developments during the three months ended March 31, 2014.

On August 2, 2013, Thomas H. Ehrlich, the Company’s former chief financial officer, filed a complaint against the Company in the District Court of Denton County, Texas, Cause No. 2013-61011-393. The complaint alleges that the Company breached a compensation agreement between the Company and Mr. Ehrlich that provided for certain payments to Mr. Ehrlich upon certain change in control events.

On April 15, 2014, the Company and Mr. Ehrlich entered into a Settlement Agreement and General Release, under the terms of which Mr. Ehrlich agreed to dismiss his claims in his lawsuit with prejudice in exchange for the payment by the Company of Mr. Ehrlich’s attorneys’ fees in the amount of $50,000 and for the issuance by the Company to Mr. Ehrlich of 119,231 shares of common stock. As of March 31, 2014, the Company accrued $360,000 based on the estimated settlement.

ITEM 1A. RISK FACTORS

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information contained in Item 3.02 “Unregistered Sales of Equity Securities,” in our Current Report on Form 8-K, filed on February 4, 2014, with respect to securities issued to RCF in connection with the Loan Agreement is incorporated herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

See the Index to Exhibits following the signature page to this Quarterly Report on Form 10-Q for a listing of the exhibits that are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: May 9, 2014	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer

Dated: May 9, 2014	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

Co-Placement Agency Agreement, dated February 6, 2014, among Uranium Resources, Inc., Roth Capital Partners, LLC and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014).

10.2

Securities Purchase Agreement, dated February 7, 2014, among Uranium Resources, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 12, 2014).

10.3

Amendment No. 1 to Loan Agreement, dated April 29, 2014, among Uranium Resources, Inc., those subsidiaries of Uranium Resources, Inc. from time to time party hereto, and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2014).

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

101

The following financial information from the Quarterly Report on Form 10-Q of Uranium Resources, Inc. for the quarter ended March 31, 2014, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements.