Form 10-Q
period 2014-06-30
URANIUM RESOURCES INC /DE/
filed 2014-08-08
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	24,971,445 as of August 8, 2014

URANIUM RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

1

ITEM 1. FINANCIAL STATEMENTS

1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 4. CONTROLS AND PROCEDURES

17

PART II - OTHER INFORMATION

19

ITEM 1.  LEGAL PROCEEDINGS

19

ITEM 1A.  RISK FACTORS

20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

21

ITEM 4.  MINE SAFETY DISCLOSURES.

21

ITEM 5.  OTHER INFORMATION.

21

ITEM 6.  EXHIBITS

21

SIGNATURES

22

EXHIBIT INDEX

23

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$ 10,419,968	$ 1,117,303
Prepaid and other current assets	716,217	685,678
Total Current Assets	11,136,185	1,802,981

Property, plant and equipment, at cost:
Property, plant and equipment	96,411,460	96,407,310
Less accumulated depreciation, depletion and impairment	(65,744,117)	(65,566,411)
Net property, plant and equipment	30,667,343	30,840,899

Restricted cash	4,010,967	4,010,937

Total Assets	$ 45,814,495	$ 36,654,817

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 1,042,724	$ 1,243,169
Accrued liabilities	1,193,383	1,775,491
Current portion of asset retirement obligations	151,434	-
Current portion of capital leases	8,650	10,543
Total Current Liabilities	2,396,191	3,029,203

Asset retirement obligations	3,637,068	3,833,608
Derivative liability - convertible loan	3,956,886	2,169,408
Convertible loan, related party	3,425,219	1,024,715
Other long-term liabilities and deferred credits	1,350,000	1,350,000
Long-term capital leases, less current portion	-	4,495
Total Liabilities	14,765,364	11,411,429

Commitments and contingencies (Notes 3, 5, 6 and 10)

Stockholders' Equity:
Common stock, 200,000,000 shares authorized, $.001 par value;
24,686,715 and 19,820,258 shares issued and outstanding, respectively	24,691	19,824
Paid-in capital	229,092,383	216,703,028
Accumulated deficit	(198,058,525)	(191,470,046)
Less: Treasury stock (3,813 shares), at cost	(9,418)	(9,418)
Total Stockholders' Equity	31,049,131	25,243,388

Total Liabilities and Stockholders' Equity	$ 45,814,495	$ 36,654,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Operating income/(expenses)
Mineral property expenses	$ (1,062,368)	$ (1,633,476)	$ (1,942,372)	$ (2,742,453)
General and administrative	(2,157,218)	(1,939,882)	(4,798,718)	(4,575,118)
Accretion of asset retirement obligations	(22,438)	(97,435)	(101,617)	(194,870)
Depreciation and amortization	(76,800)	(111,082)	(177,706)	(232,960)
Impairment of uranium properties	-	(400,226)	-	(679,655)
Total operating expenses	(3,318,824)	(4,182,101)	(7,020,413)	(8,425,056)

Other income/(expenses)
Gain on derivatives	805,879	-	1,459,647	-
Interest expense	(624,063)	(9,908)	(1,038,066)	(249,626)
Other income/(expense), net	8,566	(4,691)	10,353	4,535
Total other income/(expense)	190,382	(14,599)	431,934	(245,091)

Net loss	$ (3,128,442)	$ (4,196,700)	$ (6,588,479)	$ (8,670,147)
LOSS PER SHARE - BASIC AND DILUTED	$ (0.13)	$ (0.21)	$ (0.28)	$ (0.47)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,619,266	19,820,507	23,495,157	18,550,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(Unaudited)
	Six Months Ended June 30,
	2014	2013
		(Restated)
Operating activities:
Net loss	$ (6,588,479)	$ (8,670,147)
Reconciliation of net loss to cash used in operations:
Accretion/amortization of asset retirement obligations	101,617	194,870
Amortization of debt discount	647,629	-
Unrealized gain - derivative liability	(1,459,647)	-
Decrease in restoration and reclamation accrual	(146,723)	(933,897)
Depreciation	177,706	232,960
Impairment of uranium properties	-	679,655
Stock compensation expense	463,274	183,316
Other non-cash items, net	23,846	73,795
Effect of changes in operating working capital items:
Decrease in receivables	19,185	270,876
(Increase)/decrease in prepaid and other current assets	(49,754)	35,773
Decrease in payables, accrued liabilities and deferred credits	28,698	(291,301)
Net cash used in operating activities	(6,782,648)	(8,224,100)

Cash flows from investing activities:
Additions to restricted cash	-	5,481,573
Additions to/(reductions in) uranium properties	-	(115,244)
Purchases of equipment	(4,150)	-
Net cash provided by/(used in) investing activities	(4,150)	5,366,329

Cash flows from financing activities:
Proceeds from convertible loan	5,000,000	-
Payments on borrowings	(6,388)	(80,444)
Issuance of common stock, net	11,183,071	3,599,432
Payment of minimum withholding taxes on net share settlements of equity awards	(87,220)	-
Net cash provided by financing activities	16,089,463	3,518,988

Net increase in cash and cash equivalents	9,302,665	661,217
Cash and cash equivalents, beginning of period	1,117,303	4,664,596
Cash and cash equivalents, end of period	$ 10,419,968	$ 5,325,813

Cash paid during the period for:
Interest	$ 5,751	$ 2,970
Non-cash transactions:
Common stock issued for payment of convertible loan fees and interest	$ 501,250	$ -
Common stock issued for repayment of short-term loan principal and interest	$ -	$ 5,095,833
Common stock issued under stock-based compensation plans	$ 191,730	$ -
Common stock issued for the settlement of litigation	$ 333,847	$ -
Common stock issued for services	$ -	$ 291,500
Restricted stock issued for services	$ -	$ 47

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
	Common Stock			Accumulated	Treasury
	Shares	Amount	Paid-In Capital	Deficit	Stock	Total
Balances, January 1, 2014	19,820,258	$ 19,824	$ 216,703,028	$ (191,470,046)	$ (9,418)	$ 25,243,388
Net loss	-	-	-	(6,588,479)	-	(6,588,479)
Common stock issued, net of issuance costs	4,483,350	4,484	11,178,587	-	-	11,183,071
Common stock issued for loan interest and fees	184,143	184	501,066	-	-	501,250
Common stock issued for settlement of litigation	119,231	119	333,728	-	-	333,847
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	79,733	80	463,194	-	-	463,274
Minimum withholding taxes on net share settlements of equity awards	-	-	(87,220)	-	-	(87,220)

Balances, June 30, 2014	24,686,715	$ 24,691	$ 229,092,383	$ (198,058,525)	$ (9,418)	$ 31,049,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2014.

Restatement of Previously Reported Consolidated Financial Information

On December 17, 2013, we filed an amended Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2013 to amend and restate the Company’s condensed consolidated financial statements and related disclosures as of June 30, 2013 and for the three and six-month periods ended June 30, 2013 and 2012 by reclassifying costs from property, plant and equipment to mineral property expenses. The condensed consolidated financial statements and related disclosures in this Quarterly Report on Form 10-Q, as it relates to the period ended June 30, 2013, incorporate the effects of this restatement.

2. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2014	December 31, 2013
	Net book value	Net book value
Uranium plant	$ 9,135,240	$ 9,190,480
Mineral rights and properties	19,749,754	19,749,754
Vehicles/depreciable equipment	1,503,276	1,591,061
Other property, plant and equipment	279,073	309,604
Total	$ 30,667,343	$ 30,840,899

3. DEBT

On November 13, 2013, the Company, together with each of its subsidiaries as guarantors, entered into a loan agreement (the “Loan Agreement”) with Resource Capital Fund V L.P. (“RCF”), whereby RCF agreed, subject to the terms and conditions set forth in the Loan Agreement, to provide a secured convertible loan facility of up to $15.0 million to the Company. The facility initially consisted of three tranches of $5.0 million each. RCF advanced $3.0 million of the first $5.0 million tranche shortly following the closing of the Loan Agreement and on January 29, 2014, the Company’s stockholders, excluding RCF, approved the Loan Agreement and the issuance of shares thereunder. Following such approval, RCF advanced the remaining $2.0 million of the first tranche on February 4, 2014. On April 29, 2014, the Company and RCF executed an amendment to the Loan Agreement which reduced the amount available thereunder from $15.0 million to $8.0 million, and on April 30, 2014, the Company requested, and RCF advanced, the final $3.0 million available under the Loan Agreement.  The total amount drawn under the Loan Agreement is $8.0 million as of June 30, 2014.

Amounts drawn under the Loan Agreement mature on December 31, 2016 and bear interest at 12% per annum through January 29, 2014 and 10% per annum thereafter, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  Additionally, the Company pays a commitment fee quarterly equal to 1% of the amount available, but not drawn, under the Loan Agreement.  In connection with the Loan Agreement the Company also paid, in shares of the Company’s common stock, a 2% loan establishment fee in the amount of $300,000 to RCF. The number of shares to be issued as payment for interest and fees is determined based upon the volume weighted-average price (“VWAP”) of the Company’s common stock for the 20 trading days preceding the last day of each quarter for interest payments and commitment fees and the 20 trading days preceding October 17, 2013 for the loan establishment fee.  Accordingly, the Company has issued the following shares of common stock for settlement of interest expense, commitment fees and the establishment fee:

	Amount ($)	Shares of common stock issued	VWAP	Date of issuance

Establishment fee	$ 300,000	117,188	$ 2.5600	February 4, 2014
Q4 2013 Interest payment and commitment fee	63,083	21,218	$ 2.9731	February 4, 2014
Q1 2014 Interest payment and commitment fee	138,167	45,737	$ 3.0209	April 10, 2014
Q2 2014 Interest payment and commitment fee	183,889	69,233	$ 2.6561	July 25, 2014
Total	$ 685,139	253,376

As of June 30, 2014, the interest expense and commitment fee of $183,889 relating to the three-month period ended June 30, 2014 was included in accrued liabilities on the Company’s Consolidated Balance Sheets.  Also as of June 30, 2014, the Company has no additional amount available for advance under the Loan Agreement and, as a result, no longer incurs the commitment fee.

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

RCF may convert amounts drawn under the Loan Agreement into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price is initially set at $2.60 per share and is subject to customary anti-dilution adjustments and further downward adjustment, subject to a floor of $1.00 per share, in case of certain equity issuances by the Company before November 13, 2014. As of August 8, 2014, RCF owned approximately 6.7 million shares or 27% of the Company’s outstanding common stock. If RCF were to convert the entire $8.0 million outstanding under the Loan Agreement, assuming a conversion price of $2.60 per share, RCF would receive approximately 3.1 million shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to approximately 35%.

4. DERIVATIVE LIABILITY

The conversion feature of the Loan Agreement was determined to be an embedded derivative under ASC 815 as the exercise price is subject to downward adjustment as discussed in Note 3 above and, therefore, does not meet the “fixed-for-fixed” criteria. As a result, the conversion feature of the convertible Loan Agreement is required to be bifurcated and classified as a derivative liability recorded at an initial fair value and subsequently marked-to-market each period with the changes in fair value reported in the Company’s results of operations. The initial fair value measurement of the derivative liability as determined on the date of each advance has been recognized as a debt discount and will be amortized over the life of the Loan Agreement.

The fair value of the derivative liability has been calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.65% - 0.91%
Expected life of derivative liability	2.51 — 2.91 years
Expected volatility	84% - 94%
Dividend rate	0.00%

The changes in the derivative liabilities related to the conversion feature are as follows:

Derivative
Liability
Fair value of derivative liability at January 31, 2014	$ 2,169,408
Fair value of $2,000,000 drawdown	1,555,806
Fair value of $3,000,000 drawdown	1,691,319
Unrealized gain on derivative liability	(1,459,647)
Fair value of derivative liability at June 30, 2014	$ 3,956,886

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, restricted cash, asset retirement obligations and derivative liabilities.  U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•

Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

The Company considers all highly liquid instruments purchased with an original maturity of three-months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.  Periodically throughout the year, the Company has maintained balances in various U.S. operating accounts in excess of U.S. federally insured limits.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy:

June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash	$ 4,010,967	$ -	$ -	$ 4,010,967
Total financial assets	$ 4,010,967	$ -	$ -	$ 4,010,967

Liabilities
Asset retirement obligation	$ -	$ 3,788,502	$ -	$ 3,788,502
Derivative liabilities	-	-	3,956,886	3,956,886
Total financial liabilities	$ -	$ 3,788,502	$ 3,956,886	$ 7,745,388

December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash	$ 4,010,937	$ -	$ -	$ 4,010,937
Total financial assets	$ 4,010,937	$ -	$ -	$ 4,010,937

Liabilities
Asset retirement obligation	$ -	$ 3,833,608	$ -	$ 3,833,608
Derivative liabilities	-	-	2,169,408	2,169,408
Total financial liabilities	$ -	$ 3,833,608	$ 2,169,408	$ 6,003,016

6. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	June 30,	December 31,
	2014	2013

Balance at beginning of period	$ 3,833,608	$ 4,498,057
Changes in cash flow estimates	-	584,025
Costs incurred	(146,723)	(1,638,214)
Accretion expense	101,617	389,740
Balance at ending of period	$ 3,788,502	$ 3,833,608

The Company’s asset retirement obligation balance of $3,788,502 is comprised of a current liability in the amount of $151,434 and a long-term liability in the amount of $3,637,068.  The Company is currently performing plugging and abandonment activities at its Rosita project.

7. COMMON STOCK

Common stock issued, net of issuance costs

Registered Direct Offering

On February 12, 2014, the Company completed a registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9,307,245.

At-the-market Sales

On October 31, 2011, the Company entered into an ATM Sales Agreement with BTIG LLC (the “ATM Sales Agreement”), a major global securities trading firm that acts as our sales agent. Under the ATM Sales Agreement, the Company may sell from time to time, in “at-the-market” offerings, shares of its common stock registered under its currently effective registration statement on Form S-3. On October 31, 2011, the Company filed a prospectus supplement with the Securities and Exchange Commission in connection with the offering, relating to shares of its common stock having an aggregate offering price of up to $15.0 million. The Company pays BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement.

During the six months ended June 30, 2014 the Company sold 523,350 shares of common stock for net proceeds of $1,875,826 under the ATM Sales Agreement. Subsequent to June 30, 2014, the Company sold 69,301 shares of its common stock for net proceeds of $180,977.  As of August 8, 2014, approximately $6.9 million of the aggregate $15.0 million remained available for future sales under the ATM Sales Agreement.

Common stock issued for loan interest and fees

As discussed in Note 3 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the Loan Agreement.  For the six-months ended June 30, 2014, the Company issued 184,143 common shares for the payment of $501,250 in interest and fees.

Common stock issued for settlement of litigation

On April 15, 2014, the Company and a former executive of the Company, entered into a Settlement Agreement and General Release, under the terms of which it was agreed by the Company’s former executive to dismiss with prejudice claims he brought in a lawsuit against the Company.  As a result of this Settlement Agreement, the Company issued common shares to the Company’s former executive with a value of $333,847.  The issuance of 119,231 shares of common stock was based upon a common share price of $2.80.

8. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and restricted stock awards issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); the 2004 Stock Incentive Plan (the “2004 Plan”); and the 1995 Stock Incentive Plan (the “1995 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  As of June 30, 2014, 784,631 shares were available for future issuances under the 2013 Plan.  For the three and six months ending June 30, 2014, the Company recorded stock-based compensation cost of $346,606 and $463,274, respectively, which has been included in general and administrative expense.

Bonus Shares

In March 2014, in accordance with the Company’s short-term incentive plan, the Company awarded its executives bonuses that were paid out in common stock of the Company.  The bonus shares were valued using the closing share price of the Company’s common stock on the date of grant.  The bonus shares issued vested immediately and had a grant date fair value of $191,730.

Stock Options

The following table summarizes stock options outstanding and changes during the six-months ended June 30, 2014:

	Number of stock options	Weighted Average Exercise Price
Stock options outstanding at January 1, 2014	309,479	$ 19.75
Granted	-	-
Exercised	-	-
Expired	(131,250)	11.60
Canceled or forfeited	(14,000)	31.31
Stock options outstanding at June 30, 2014	164,229	$ 25.28
Stock options exercisable at June 30, 2014	113,072	$ 35.20

The following table summarizes stock options outstanding and exercisable by stock option plan at June 30, 2014:

	Outstanding Options		Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	8,750	$ 31.20	8,750	$ 31.20
2004 Stock Incentive Plan	75,481	11.76	34,740	22.34
2004 Director's Plan	74,998	39.68	69,582	42.13
2013 Omnibus Incentive Plan	5,000	2.99	-	-
	164,229	$ 25.28	113,072	$ 35.20

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2014 was approximately $132,560, which is expected to be recognized over a weighted-average period of approximately two years.

Restricted Stock Units

Time-based and performance-based restricted stock units (“RSUs”) are valued using the closing share price of the Company’s common stock on the date of grant. The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Compensation Committee of the Board of Directors at each vesting date, and the valuation of such awards assumes full satisfaction of all performance criteria.

The following table summarizes RSU activity during the period ended June 30, 2014:

	Number of restricted stock units	Weighted-Average Grant Date Fair Value
RSUs outstanding at January 1, 2014	280,000	$ 3.31
Granted	431,941	$ 2.61
Forfeited	(20,000)	$ 2.83
Vested	(59,997)	$ 2.83
RSUs outstanding at June 30, 2014	631,944	$ 2.89

Total estimated unrecognized compensation cost from unvested RSUs as of June 30, 2014 was approximately $1,358,138, which is expected to be recognized over a weighted average period of 2.62 years.

Restricted Stock Awards

Time-based and performance-based restricted stock awards (“RSAs”) are valued using the closing share price of the Company’s common stock on the date of grant. Vesting based on performance criteria is generally based on the Company’s prior year performance as determined by the Compensation Committee of the Board of Directors at each vesting date, and the valuation of such grants assumes full satisfaction of all performance criteria. Employee participants who receive restricted stock awards have all of the rights of a shareholder, including the right to vote shares of restricted stock that are the subject of the grant and the right to receive any regular cash dividends paid out of current earnings.

The following table summarizes RSA activity during the period ended June 30, 2014:

	Number of RSAs	Weighted-Average Grant Date Fair Value
RSAs outstanding at January 1, 2014	54,151	$ 5.49
Forfeited	(5,601)	$ 5.39
Vested	(20,230)	$ 5.58
RSAs outstanding at June 30, 2014	28,320	$ 5.44

The total estimated unrecognized compensation cost from the unvested RSA grants at June 30, 2014 was $142,670, which is expected to be recognized over the weighted average vesting period of 1.35 years.

9. EARNINGS PER SHARE

All per share data herein has been retroactively adjusted for the 1 for 10 reverse stock split that occurred following the close of trading on January 22, 2013.

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 3,873,096 were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive due to our net loss position for the quarter ended June 30, 2014.

10. COMMITMENTS AND CONTINGENCIES

The Company’s uranium recovery operations are subject to federal and state regulations for the protection of the environment, including water quality. These laws frequently change and generally become more restrictive. The ongoing costs of complying with such regulations have not been significant to the Company’s annual operating costs. Future closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of- production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are in compliance with current environmental regulations.

11. SUBSEQUENT EVENTS

On August 8, 2014, the Company issued 127,359 shares of common stock to the Juan Tafoya Land Corporation in satisfaction of $337,500 of base rental payments due under the Uranium Mining Lease and Agreement, dated October 12, 2006, by and between Neutron Energy, Inc., a wholly owned subsidiary of the Company, and the Juan Tafoya Land Corporation, as amended by the First Amendment thereto, dated August 8, 2014, by and among the Company, Neutron Energy, Inc. and the Juan Tafoya Land Corporation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of URI for the three- and six-month periods ended June 30, 2014 has been prepared based on information available to us as of August 8, 2014. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of URI for the period ended December 31, 2013 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All amounts stated herein are in U.S. dollars, unless otherwise noted. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction

Uranium Resources, Inc. was incorporated in 1977 to explore, develop and recover uranium. Uranium Resources controls minerals rights encompassing approximately 200,000 acres in the prolific Grants Mineral Belt in New Mexico, which holds one of the largest known concentrations of sandstone-hosted uranium deposits in the world. We have two licensed processing facilities and properties in Texas, and a U.S. Nuclear Regulatory Commission license to recover up to three million pounds of uranium per year using the in situ recovery (“ISR”) process at certain properties in New Mexico. We acquired these properties over the past 25 years, along with an extensive uranium information database of historic drill-hole logs, assay certificates, maps and technical reports for the Western United States.

Highlights for the six months ended June 30, 2014

•

At-the-Market Sales

During the six months ended June 30, 2014, the Company sold 523,350 shares of common stock for net proceeds of $1,875,826 under its ATM Sales Agreement.

•

Registered Direct Offering

On February 12, 2014, the Company completed a registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9,307,245.

•

Amendment to Loan Agreement

On April 29, 2014, the Company and RCF entered into the amendment to the Loan Agreement. The amendment reduced the amount available under the second tranche of the Loan Agreement from $5.0 million to $3.0 million and terminated RCF’s commitment relating to the $5.0 million third tranche. As a consequence, the aggregate amount available under the Loan Agreement decreased from $15.0 million to $8.0 million. Following execution of the amendment, the Company requested, and RCF advanced on April 30, 2014, the final $3.0 million available under the Loan Agreement. The total amount drawn under the Loan Agreement after receipt of this advance is $8.0 million. No additional amounts may be drawn under the Loan Agreement.  All other terms of the Loan Agreement remained unchanged.  This amendment was the result of the Company’s successful efforts to raise additional cash through equity transactions and reduce its cash burn rate which enabled the Company to lower the amount needed under the RCF Loan Agreement.

•

Reduced Cash Burn Rate

The Company reduced its cash mineral property expenses and its general and administrative expenses by 12% during the six months ended June 30, 2014 as compared with the same period in 2013.  This reduction reflects the Company’s continuing efforts to reduce the cash burn rate.

•

Technical Reports

In April and June 2014, the Company completed Technical Reports consistent with Canadian National Instrument 43-101 standards for its Cebolleta and Juan Tafoya projects in New Mexico.

•

Annual Meeting of the Stockholders

On June 4, 2014 the Company held its Annual Meeting of Stockholders where the Company’s six directors were elected by shareholders to serve another one-year term.  The shareholders also ratified the appointment of Hein and Associates LLP as the Company’s registered public accounting firm for the year ending December 31, 2014.  Following the Company’s Annual Meeting of Stockholders, the Company’s long-serving Chairman Paul K. Willmott turned over his role to fellow Director Terence J. Cryan.  Mr. Willmott will continue to serve as a Director.

Results of Operations

Summary

Our consolidated net loss for the three months ended June 30, 2014 was $3,128,442, or $0.13 per share as compared with a consolidated net loss of $4,196,700, or $0.21 per share for the same period in 2013.  For the three-month period ended June 30, 2014, the decrease in our consolidated net loss of $1,068,258 from the respective prior period was primarily the result of an increase in a mark-to-market gain on derivative liabilities of $805,879.  There were no outstanding derivative liabilities for the corresponding 2013 period.  Also contributing to the overall decrease for the period was a decrease in mineral property expenses of $571,108 and no impairment of uranium properties compared with the same period in 2013.  These decreases were partially offset by an increase in interest expense of $614,155 which is attributable to the Company’s Loan Agreement with RCF.

Our consolidated net loss for the six months ended June 30, 2014 was $6,588,479, or $0.28 per share as compared with a consolidated net loss of $8,670,147, or $0.47 per share for the same period in 2013.  For the six-month period ended June 30, 2014, the decrease in our consolidated net loss of $2,081,668 from the respective prior period was primarily the result of an increase in a mark-to-market gain on derivative liabilities of $1,459,647, a decrease in the impairment of uranium properties of $679,655, and a decrease in mineral property expenses of $800,081. These decreases were partially offset by an increase in interest expense of $788,440 as compared with the corresponding 2013 period.

Mineral property expenses

Mineral property expenses for the three and six months ended June 30, 2014 were $1,062,368 and $1,942,372, respectively, as compared with $1,633,476 and $2,742,453 for the 2013 periods.

The following table details our mineral property expenses for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		(restated)		(restated)
Restoration/Recovery expenses
Kingsville Dome project	$ 80,793	$ 464,951	$ 329,104	$ 1,033,843
Vasquez project	-	-	26,766	-
Total Restoration/Recovery expenses	$ 80,793	$ 464,951	$ 355,870	$ 1,033,843

Standby care and maintenance expenses
Kingsville Dome project	$ 157,231	$ 30,007	$ 292,263	$ 75,608
Rosita project	76,167	128,789	237,452	196,433
Vasquez project	80,201	7,159	152,508	12,240
Total standby care and maintenance expenses	$ 313,599	$ 165,955	$ 682,223	$ 284,281

Land maintenance and holding costs	$ 667,976	$ 1,002,570	$ 904,279	$ 1,424,329

Total mineral property expenses	$ 1,062,368	$ 1,633,476	$ 1,942,372	$ 2,742,453

For the three and six months ended June 30, 2014, mineral property expenses decreased by $571,108 and $800,081, respectively, as compared with the corresponding periods in 2013.  This decrease was primarily due to an aggregate decrease in expenses at the Kingsville Dome project as well as a decrease in our land maintenance and holding costs.  At the Kingsville Dome project, the decrease from the prior periods was mostly the result of the Company completing a settling pond clean-out project and a staff reduction as the Company moved into the stabilization period.  Also land holding costs decreased because certain claims were not renewed for 2014 and permitting expenses were lower.

Also for the three and six months ended June 30, 2014, there was a shifting of expenses between restoration and recovery to standby care and maintenance as the Company completed most of its restoration and recovery programs during the first quarter 2014.

General and Administrative Charges

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2014 and 2013 were:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock compensation expense	$ 346,606	$ (61,668)	$ 463,274	$ 183,317
Salaries and payroll burden	452,530	797,049	1,349,704	1,645,210
Legal, accounting, public company expenses	878,697	664,169	1,977,860	1,421,411
Insurance and bank fees	153,685	154,252	344,139	342,734
Consulting and professional services	94,281	144,750	206,943	490,717
Office expenses	155,827	158,692	303,179	321,455
Other expenses	75,592	82,638	153,619	170,274
Total	$ 2,157,218	$ 1,939,882	$ 4,798,718	$ 4,575,118

For the three and six months ended June 30, 2014, general and administrative charges increased overall by $217,336 and $223,600, respectively.  For both the three and six months ended June 30, 2014, these increases were mostly the result of the following:

•

Non-cash stock-based compensation expense increased by $408,274 and $279,957, respectively, as compared with the corresponding periods in 2013. For both the three and six months ended June 30, 2014, this increase was mostly the result of an annual performance bonus awarded to executives which was paid in common stock of the Company as well as an increase in the issuance of restricted stock units during the second quarter of 2014 as compared with the prior periods.

•

Salaries and payroll burden costs decreased by $344,519 and $295,506, respectively, as compared with the corresponding periods in 2013.  For both the three and six months ended June 30, 2014, these decreases were the result of severance expenses incurred during 2013 which was associated with a reduction of the employee headcount as a result of the Company’s restructuring.

•

Legal, accounting and public company expenses increased by $214,528 and $556,449, respectively, as compared with the corresponding periods in 2013.  For both the three and six months ended June 30, 2014, these increases were mostly attributable to increases in legal costs associated with the amendment to the Loan Agreement with RCF, the filing of two S-3 shelf registration statements and the filing of an S-8 registration statement for securities under the Company’s stock incentive plan along with an increase in franchise taxes.

•

Consulting and professional service expenses decreased by $50,469 and $283,774, respectively, as compared with the corresponding periods in 2013.  For both the three and six months ended June 30, 2014, these decreases were largely due to the Company’s reduced reliance on outside mining consultants and public relations firms.

Other income and expenses

Gain/loss on derivative liability

The conversion feature of the Loan Agreement is required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period reported in the Company’s Consolidated Statement of Operations. The fair value of the derivative liability related to the conversion feature was $3,956,886 at June 30, 2014 as compared with a fair value of $2,169,408 at December 31, 2013. The unrealized gain was generated by an increase in the amount outstanding under the Loan Agreement, a decrease in the Company’s share price as well as the passage of time in the Black-Sholes option pricing model.

Interest Expense

Amounts drawn under the Company’s Loan Agreement with RCF bear interest at 12% per annum through January 29, 2014 and 10% per annum thereafter, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  The following table outlines the interest payments and fees paid as of June 30, 2014:

	Amount ($)	Shares of common stock issued	VWAP	Date of issuance

Establishment fee	$ 300,000	117,188	$ 2.5600	February 4, 2014
Q4 2013 Interest payment and commitment fee	63,083	21,218	$ 2.9731	February 4, 2014
Q1 2014 Interest payment and commitment fee	138,167	45,737	$ 3.0209	April 10, 2014
Q2 2014 Interest payment and commitment fee	183,889	69,233	$ 2.6561	July 25, 2014
Total	$ 685,139	253,376

As of June 30, 2014, the Company has accrued interest expense and commitment fees of $183,889 payable to RCF relating to the three-month period ended June 30, 2014.  Included in interest expense for the three and six month periods ended June 30, 2014 is the amortization of the debt discount and establishment fee of $429,775 and $697,629, respectively.

Financial Position

Operating Activities

Net cash used in operating activities was $6,782,648 for the six-month period ended June 30, 2014, as compared with $8,224,100 for the same period in 2013. The decrease of $1,441,452 in cash used is mostly the result of a decrease in our net loss, net of non-cash items, of $1,458,671 which reflects the Company’s ongoing efforts to reduce its cash burn rate.  This decrease has been partially offset by an increase in cash used from working capital activities of $17,219 which is mostly the result of timing in vendor payments impacting accounts payable and a decrease in accounts receivable.

Investing Activities

Net cash used in investing activities was $4,150 for the six-month period ended June 30, 2014, as compared with net cash provided by investing activities of $5,366,329 for the same period in 2013. The decrease in cash provided by investing activities of $5,370,479 for the six months ended June 30, 2014 is primarily due to a deposit made to our restricted cash balance of $5,481,573 during the 2013 period.

Financing Activities

Net cash provided by financing activities was $16,089,463 for the six-month period ended June 30, 2014.  For the six-month period ended June 30, 2014 cash proceeds in aggregate of $5,000,000 were received from two separate advances made under our Loan Agreement with RCF.  An advance of $2,000,000 was received in January 2014 and an advance of $3,000,000 was received during April 2014.  Also during the six-month period ended June 30, 2014, the Company received net proceeds of $9,307,245 from a registered direct offering the Company completed in February 2014 and $1,875,826 in net proceeds from common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for minimal withholding taxes on net share settlements of equity awards of $87,220 as well as $6,388 made on existing capital lease obligations.

Net cash provided by financing activities was $3,518,988 for the six-month period ended June 30, 2013 resulted from the sale of common stock for net proceeds of $3,599,432 in connection with a rights offering that was completed in March 2013.  This amount was partially offset by payments of $80,444 made on existing lease obligations.

Liquidity and Capital Resources

At June 30, 2014, our working capital was $8,739,994, as compared with a working capital deficit of $1,226,222 as of December 31, 2013, which represents an increase of $9,966,216. This increase in working capital is primarily due to an increase in cash balances of $9,302,665 to $10,419,968 as of June 30, 2014. Given current planned operations, the Company expects that its existing cash will provide it the necessary liquidity through the second quarter of 2015. The Company will continue to look for ways to reduce its monthly cash burn rate while exploring opportunities to raise additional funds, as needed.

The Company ceased uranium production activities in 2009 due to sustained low uranium prices and does not anticipate receiving significant sales revenue and related cash inflows for 2014. Since ceasing production, the Company has primarily financed its operations through equity and debt financings. The Company has been successful at raising capital in the past, most recently with the completion of a registered direct offering in February 2014 for net proceeds of $9.3 million as well as securing debt financing in November 2013 that provided the Company with $8.0 million in cash.  The Company also has an existing ATM Sales Agreement that allows the Company to sell from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering price up to $15.0 million of which the Company has a total of $6.9 million for future sales available as of August 8, 2014.  While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs or on terms acceptable to us.  In the event funds are not available, we may be required to change our planned business strategies.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Annual Report on Form 10-K for the period ended December 31, 2013.

Subsequent Events

On August 8, 2014, the Company issued 127,359 shares of common stock to the Juan Tafoya Land Corporation in satisfaction of $337,500 of base rental payments due under the Uranium Mining Lease and Agreement, dated October 12, 2006, by and between Neutron Energy, Inc., a wholly owned subsidiary of the Company, and the Juan Tafoya Land Corporation, as amended by the First Amendment thereto, dated August 8, 2014, by and among the Company, Neutron Energy, Inc. and the Juan Tafoya Land Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding for the Company through 2015, the Company’s anticipated burn rate and capital requirements, and the outcome of developments with the Navajo Nation Council. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•

the availability of capital to the Company;

•

the spot price and long-term contract price of uranium;

•

legislation and other actions by the Navajo Nation;

•

operating conditions at our mining projects;

•

government regulation of the mining industry and the nuclear power industry;

•

the world-wide supply and demand of uranium;

•

weather conditions;

•

unanticipated geological, processing, regulatory and legal or other problems we may encounter;

•

currently pending or new litigation; and

•

timely receipt of mining and other permits from regulatory agencies;

as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, our 2013 Annual Report on Form 10-K and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Controls

During the three months ended June 30, 2014, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2013. The following updates and restates the description of certain legal proceedings to reflect developments during the six months ended June 30, 2014.

On August 2, 2013, Thomas H. Ehrlich, the Company’s former chief financial officer, filed a complaint against the Company in the District Court of Denton County, Texas, Cause No. 2013-61011-393. The complaint alleged that the Company breached a compensation agreement between the Company and Mr. Ehrlich that provided for certain payments to Mr. Ehrlich upon certain change in control events.  On April 15, 2014, the Company and Mr. Ehrlich entered into a Settlement Agreement and General Release, under the terms of which Mr. Ehrlich agreed to dismiss his claims in his lawsuit with prejudice in exchange for the payment by the Company of Mr. Ehrlich’s attorneys’ fees in the amount of $50,000 and for the issuance by the Company to Mr. Ehrlich of 119,231 shares of common stock.

On December 23, 2013, the Navajo Nation Council Resources and Development Committee (“NNRDC”) acknowledged the Company’s right-of-way and surface and mineral access rights granted in the 1929 Deed by the Santa Fe Pacific Railroad Company and the easement and right of way in the 1959 Surface Owner’s Agreement between the Nation and Santa Fe Pacific Railroad Company and approved by the Bureau of Indian Affairs, and also acknowledged the same surface and mineral access rights by the Company being successor-in-interest to the Santa Fe Pacific Railroad Company to its Churchrock properties. The NNRDC also formed a subcommittee including Nation and Company representatives to draft the terms of an agreement that results in mutual gains for both the Nation and Company considering the right-of-way and surface use granted in the 1929 Deed. One of the objectives of the subcommittee was also to develop surface reclamation standards for the old Churchrock Mine Site owned by a subsidiary of the Company, which is the subject of administrative action by the Navajo Nation Environmental Protection Agency. On July 22, 2014, the Navajo Nation Council rescinded the December 2013 resolution of the NNRDC acknowledging the Company’s rights and creating the subcommittee.  The Company is considering appropriate next steps including the potential for litigation.

On September 28, 2007, the Company filed suit against Kleburg County in the 105th Judicial District Court, Kleburg County, Texas for declaratory relief interpreting the December 2004 Settlement Agreement between Kleburg County (the “County”) and the Company as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome production areas 1 and 2 and for recovery of the Company’s legal fees and costs of the suit.  The County filed a counterclaim alleging the Company had breached the terms of the December 2004 Settlement Agreement, asked for a Declaratory Judgment and injunctive relief ordering the Company to cure various alleged breaches of that agreement and asked that the County be awarded its legal fees and costs of the suit.  On December 13, 2012, the Court ruled that the Company is permitted to continue ISR operations in the Kingsville Dome project but must continue to restore Well I-11A to its previous use.  The Court also ruled that the Company breached the December 2004 Settlement Agreement when it tried to rely on 1987 data (in addition to original 1985 data) drawn from Well I-11 to establish clean-up standards applicable under the December 2004 Settlement Agreement for the well, and the Court awarded nominal damages in the amount of $20.00.  On November 13, 2013, the Court ruled on attorney’s fees and found that neither the Company nor the County was entitled to attorney’s fees.

On February 10, 2014, the County filed a notice of appeal on the merits judgment of December 13, 2012 and the attorney’s fee judgment on November 13, 2013.  On February 12, 2014, the Company cross-appealed on both the merits judgment and the attorney’s fees judgment.  The matter is now pending before the 13th Court of Appeals in Corpus Christi, Texas.  The Court has set a briefing schedule that requires both parties to file opening briefs on September 8, 2014, response briefs on October 8, 2014 and reply briefs on October 28, 2014.

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

In April 2005, the Navajo Nation (“Nation”) Council passed the Diné Natural Resources Protection Act of 2005, 18 Navajo Nation Code §1303, which prohibits uranium mining and processing on any sites within “Navajo Indian Country” as defined by 7 Navajo Nation Code § 254(A). The ban may impede or prevent us from developing and operating our properties located in federally defined Indian Country for two reasons. First, the Nation takes a more expansive view of its own jurisdiction over “Navajo Indian Country” than does current federal law. Specifically, 7 N.N.C. § 254(A) provides that the term “Navajo Indian Country” applies to all land within the exterior boundaries of the Navajo Indian Reservation or of the Eastern Navajo Agency, Navajo Indian allotments, dependent Indian communities, and all land held in trust for, owned in fee by, or leased by the United States to the Nation. This may conflict with federal law as codified by Congress and interpreted by the federal courts. The term “Indian Country” is derived from jurisdictional determinations in criminal law enforcement proceedings under the federal Indian Country statute, 18 U.S.C. § 1151, and understood to encompass territory situated within Indian reservations, land owned by Indian Allottees, and land within a dependent Indian community. Second, while the United States Court of Appeals for the Tenth Circuit has specifically held, en banc, that the Company’s Section 8 property in Churchrock, New Mexico is not Indian Country, approximately one-third of our in-place mineralized uranium material is located elsewhere in federally defined Indian Country. Consequently, with respect to the Nation, our ability to operate will be adversely affected unless Navajo law is modified or a waiver or other exemption is provided.

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

On December 23, 2013, the Navajo Nation Council Resources and Development Committee (“NNRDC”) acknowledged the right-of-way and surface use of the Company at its Churchrock properties licensed by the U.S. Nuclear Regulatory Commission. The right of way and surface and mineral access rights were granted in a 1929 Deed by the Santa Fe Pacific Railroad, and were passed to the Company as the successor in interest to the 1929 Deed. The NNRDC also authorized the creation of a subcommittee to work with the Navajo Nation Executive Director of the Natural Resources Division and the Department of Justice, along with representatives of the Company, to consider the terms of an agreement that results in mutual gains for both the Nation and the Company, considering the right of way and surface use granted in the 1929 Deed. On July 22, 2014, the Navajo Nation Council rescinded the December 2013 resolution of the NNRDC acknowledging the Company’s rights and creating the subcommittee.

If further agreement with the Nation is not reached, our development plan could be materially adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information contained in Item 3.02 “Unregistered Sales of Equity Securities,” in our Current Report on Form 8-K, filed on April 30, 2014, with respect to securities issued to RCF in connection with the Loan Agreement and Mr. Ehrlich in connection with the Settlement Agreement and General Release is incorporated herein.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a listing of the exhibits that are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: August 8, 2014	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2014	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amendment No. 1 to Loan Agreement, dated April 29, 2014, among Uranium Resources, Inc., those subsidiaries of Uranium Resources, Inc. from time to time party hereto, and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS:	XBRL Instance Document

101.SCH:	XBRL Taxonomy Extension Schema Document

101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB:	XBRL Taxonomy Extension Label Linkbase Document

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document