Form 10-Q
period 2014-09-30
URANIUM RESOURCES INC /DE/
filed 2014-11-07
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	25,220,471 as of November 6, 2014

URANIUM RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

1

ITEM 1. FINANCIAL STATEMENTS

1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 4. CONTROLS AND PROCEDURES

20

PART II - OTHER INFORMATION

21

ITEM 1.  LEGAL PROCEEDINGS

21

ITEM 1A.  RISK FACTORS

22

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

23

ITEM 4.  MINE SAFETY DISCLOSURES.

23

ITEM 5.  OTHER INFORMATION.

23

ITEM 6.  EXHIBITS

23

SIGNATURES

24

EXHIBIT INDEX

25

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

		September 30,	December 31,
	Notes	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents		$ 7,887,315	$ 1,117,303
Receivables, net		361,550	47,578
Prepaid and other current assets		836,037	638,100
Total Current Assets		9,084,902	1,802,981

Property, plant and equipment, at cost:
Property, plant and equipment		96,415,388	96,407,310
Less accumulated depreciation, depletion and impairment		(65,780,634)	(65,566,411)
Net property, plant and equipment	2	30,634,754	30,840,899

Restricted cash		4,010,968	4,010,937
Total Assets		$ 43,730,624	$ 36,654,817

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 754,272	$ 1,243,169
Accrued liabilities		1,337,767	1,775,491
Current portion of asset retirement obligations	7	203,553	-
Current portion of capital leases		6,491	10,543
Total Current Liabilities		2,302,083	3,029,203

Asset retirement obligations, net of current portion	7	3,839,102	3,833,608
Derivative liability - convertible loan	4	3,811,876	2,169,408
Convertible loan, related party	3	3,885,197	1,024,715
Other long-term liabilities and deferred credits		1,350,000	1,350,000
Long-term capital leases, less current portion		-	4,495
Total Liabilities		15,188,258	11,411,429

Commitments and Contingencies	3,5,6,10

Stockholders' Equity:
Common stock, 200,000,000 shares authorized, $.001 par value;
25,167,846 and 19,820,258 shares issued and outstanding, respectively	8	25,172	19,824
Paid-in capital	8,9	230,579,521	216,703,028
Accumulated deficit		(202,052,909)	(191,470,046)
Less: Treasury stock (3,813 shares), at cost		(9,418)	(9,418)
Total Stockholders' Equity		28,542,366	25,243,388

Total Liabilities and Stockholders' Equity		$ 43,730,624	$ 36,654,817

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2014	2013	2014	2013
			(Restated)		(Restated)
Operating expenses
Mineral property expenses	6	$ (986,623)	$ (940,017)	$ (2,928,995)	$ (3,682,470)
General and administrative		(2,202,952)	(2,174,862)	(7,001,670)	(6,749,980)
Accretion of asset retirement obligations	7	(205,995)	(97,435)	(307,612)	(292,305)
Depreciation and amortization		(68,271)	(108,720)	(245,977)	(341,680)
Impairment of uranium properties		-	(3,701)	-	(683,356)
Total operating expenses		(3,463,841)	(3,324,735)	(10,484,254)	(11,749,791)

Other income/(expenses)
Gain on derivatives	4	145,010	-	1,604,657	-
Interest expense	3	(679,168)	(3,859)	(1,717,234)	(253,485)
Other income, net		3,615	55,703	13,968	60,238
Total other income/(expense)		(530,543)	51,844	(98,609)	(193,247)

Net loss		$ (3,994,384)	$ (3,272,891)	$ (10,582,863)	$ (11,943,038)
LOSS PER SHARE - BASIC AND DILUTED		$ (0.16)	$ (0.17)	$ (0.44)	$ (0.63)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		24,954,029	19,820,258	23,986,792	18,995,957

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(Unaudited)

		Nine Months Ended September 30,
	Notes	2014	2013
			(Restated)
Operating activities:
Net loss		$ (10,582,863)	$ (11,943,038)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	7	307,612	292,305
Amortization of debt discount		1,182,607	-
Change in fair value of derivative liability	4	(1,604,657)	-
Decrease in restoration and reclamation accrual	7	(131,562)	(1,269,663)
Depreciation and amortization		245,977	341,680
Impairment of uranium properties		-	683,356
Stock compensation expense	9	737,270	299,286
Common stock issued for land obligation	8	342,595	-
Other non-cash items, net		23,174	73,875
Effect of changes in operating working capital items:
Decrease in receivables		45,016	258,532
Increase in prepaid and other current assets		(272,968)	(17,274)
Increase/(decrease) in payables, accrued liabilities and deferred credits		60,462	(231,931)
Net cash used in operating activities		(9,647,337)	(11,512,872)

Cash flows from investing activities:
Reduction in restricted cash		-	5,481,015
Reductions in uranium properties		-	(122,165)
Purchases of equipment		(6,834)	-
Net cash provided by/(used in) investing activities		(6,834)	5,358,850

Cash flows from financing activities:
Proceeds from convertible loan	3	5,000,000	-
Payments on borrowings		(8,547)	(103,173)
Issuance of common stock, net	8	11,519,950	3,599,432
Payment of minimum withholding taxes on net share settlements of equity awards		(87,220)	-
Net cash provided by financing activities		16,424,183	3,496,259

Net increase/(decrease) in cash and cash equivalents		6,770,012	(2,657,763)
Cash and cash equivalents, beginning of period		1,117,303	4,664,596
Cash and cash equivalents, end of period		$ 7,887,315	$ 2,006,833

Cash paid during the period for:
Interest		$ 21,301	$ 2,970
Other non-cash transactions:
Common stock issued for payment of convertible loan fees and interest	8	$ 676,409	$ -
Common stock issued for repayment of short-term loan principal and interest		-	5,095,833
Common stock issued for the settlement of litigation	8	333,847	-
Common stock issued for services		-	291,500
Restricted stock issued for services		-	47
Total other non-cash transactions for the period:		$ 1,010,256	$ 5,387,380

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated	Treasury
	Shares	Amount	Paid-In Capital	Deficit	Stock	Total
Balances, January 1, 2014	19,820,258	$ 19,824	$ 216,703,028	$ (191,470,046)	$ (9,418)	$ 25,243,388
Net loss	-	-	-	(10,582,863)	-	(10,582,863)
Common stock issued, net of issuance costs	4,747,598	4,749	11,874,191	-	-	11,878,940
Common stock issued for loan interest and fees	253,376	253	676,156	-	-	676,409
Common stock issued for land obligations	127,359	127	342,468	-	-	342,595
Common stock issued for settlement of litigation	119,231	119	333,728	-	-	333,847
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	100,024	100	737,170	-	-	737,270
Minimum withholding taxes on net share settlements of equity awards	-	-	(87,220)	-	-	(87,220)

Balances, September 30, 2014	25,167,846	$ 25,172	$ 230,579,521	$ (202,052,909)	$ (9,418)	$ 28,542,366

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Uranium Resources, Inc.’s 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2014.

Restatement of Previously Reported Consolidated Financial Information

On December 17, 2013, Uranium Resources, Inc. (collectively, the “Company,” “we,” “us,” or “URI”) filed an amended Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2013 to amend and restate the Company’s condensed consolidated financial statements and related disclosures as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 by reclassifying costs from property, plant and equipment to mineral property expenses. The consolidated financial statements and related disclosures in this Quarterly Report on Form 10-Q, as it relates to the period ended September 30, 2013, incorporate the effects of this restatement.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

2. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2014	December 31, 2013
	Net book value	Net book value
Uranium plant	$ 9,108,225	$ 9,190,480
Mineral rights and properties	19,782,751	19,749,754
Vehicles/depreciable equipment	1,486,519	1,591,061
Other property, plant and equipment	257,259	309,604
Total	$ 30,634,754	$ 30,840,899

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts drawn under the Loan Agreement mature on December 31, 2016 and bear interest at 12% per annum through January 29, 2014 and 10% per annum thereafter, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  Additionally, the Company paid a commitment fee quarterly equal to 1% of the amount available, but not drawn, under the Loan Agreement.  In connection with the Loan Agreement the Company also paid, in shares of the Company’s common stock, a 2% loan establishment fee in the amount of $300,000 to RCF. The number of shares to be issued as payment for interest and fees is determined based upon the volume weighted-average price (“VWAP”) of the Company’s common stock for the 20 trading days preceding the last day of each quarter for interest payments and commitment fees and the 20 trading days preceding October 17, 2013 for the loan establishment fee.  Accordingly, the Company has issued the following shares of common stock for settlement of interest expense, commitment fees and the establishment fee:

	Amount ($)	Shares of common stock issued	VWAP	Date of issuance

Establishment fee	$ 300,000	117,188	$ 2.5600	February 4, 2014
Q4 2013 Interest payment and commitment fee	63,083	21,218	$ 2.9731	February 4, 2014
Q1 2014 Interest payment and commitment fee	138,167	45,737	$ 3.0209	April 10, 2014
Q2 2014 Interest payment and commitment fee	175,159	69,233	$ 2.6561	July 25, 2014
Q3 2014 Interest payment	200,000	72,477	$ 2.7595	October 2, 2014
Total	$ 876,409	325,853

As of September 30, 2014, interest expense of $200,000 relating to the three months ended September 30, 2014 was included in accrued liabilities on the Company’s Consolidated Balance Sheets.

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

RCF may convert amounts drawn under the Loan Agreement into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price is initially set at $2.60 per share and is subject to customary anti-dilution adjustments and further downward adjustment, subject to a floor of $1.00 per share, in the case of certain equity issuances by the Company before November 13, 2014. As of November 5, 2014, RCF owned approximately 6.8 million shares or 27% of the Company’s outstanding common stock. If RCF were to convert the entire $8.0 million outstanding under the Loan Agreement, assuming a conversion price of $2.60 per share, RCF would receive approximately 3.1 million shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to approximately 35%.

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

The fair value of the derivative liability as of September 30, 2014 has been calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.07%
Expected life of derivative liability	2.25 years
Expected volatility	87.85%
Dividend rate	0.00%

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The change in the derivative liability related to the conversion feature is as follows:

Derivative
Liability
Fair value of derivative liability at December 31, 2013	$ 2,169,408
Fair value of $2,000,000 drawdown	1,555,806
Fair value of $3,000,000 drawdown	1,691,319
Change in fair value of derivative liability	(1,604,657)
Fair value of derivative liability at September 30, 2014	$ 3,811,876

As discussed in Note 3 above, the potential for downward adjustment of the exercise price expires on November 13, 2014 and the exercise price will remain fixed at $2.60 for the remainder of the term of the Loan Agreement.  As a result, the conversion feature will no longer qualify as an embedded derivative instrument and the fair value of the derivative as of November 13, 2014 will be reclassified to equity with no further mark-to-market adjustments.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, restricted cash and derivative liabilities.  U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.  Periodically throughout the year, the Company has maintained balances in various U.S. operating accounts in excess of U.S. federally insured limits.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy:

September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash	$ 4,010,968	$ -	$ -	$ 4,010,968
Total financial assets	$ 4,010,968	$ -	$ -	$ 4,010,968

Liabilities
Derivative liabilities	$ -	$ -	$ 3,811,876	$ 3,811,876
Total financial liabilities	$ -	$ -	$ 3,811,876	$ 3,811,876

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash	$ 4,010,937	$ -	$ -	$ 4,010,937
Total financial assets	$ 4,010,937	$ -	$ -	$ 4,010,937

Liabilities
Derivative liabilities	$ -	$ -	$ 2,169,408	$ 2,169,408
Total financial liabilities	$ -	$ -	$ 2,169,408	$ 2,169,408

6. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
		(restated)		(restated)
Restoration/Recovery expenses
Kingsville Dome project	$ -	$ 429,342	$ 328,304	$ 1,463,185
Rosita project	131,407	8,023	131,407	8,023
Vasquez project	-	-	26,766	-
Total Restoration/Recovery expenses	131,407	437,365	486,477	1,471,208

Standby care and maintenance expenses
Kingsville Dome project	209,565	54,569	502,628	130,177
Rosita project	20,667	61,537	258,119	257,970
Vasquez project	93,194	14,561	245,702	26,801
Total standby care and maintenance expenses	323,426	130,667	1,006,449	414,948

Land maintenance and holding costs	531,790	371,985	1,436,069	1,796,314

Total mineral property expenses	$ 986,623	$ 940,017	$ 2,928,995	$ 3,682,470

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	September 30,	December 31,
	2014	2013

Balance, beginning of period	$ 3,833,608	$ 4,498,057
Changes in cash flow estimates	32,997	584,025
Costs incurred	(131,562)	(1,638,214)
Accretion expense	307,612	389,740
Balance, end of period	4,042,655	3,833,608
Less: Current portion	(203,553)	-
Non-current Portion	$ 3,839,102	$ 3,833,608

The Company’s current liability of $203,553 consists of the estimated costs associated with current plugging and abandonment activities and planned surface reclamation activities during 2015 at the Company’s Rosita project.  The change in cash flow estimates for the period ended September 30, 2014 was due to a change in the timing of planned restoration activities at the Rosita project.  The Company is currently performing plugging and abandonment activities at its Rosita project.

8. COMMON STOCK

Common stock issued, net of issuance costs

Registered Direct Offering

On February 12, 2014, the Company completed a registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9,307,245.

At-the-market Sales

On October 31, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG LLC (the “ATM Sales Agreement”), a major global securities trading firm that acts as our sales agent. Under the ATM Sales Agreement, the Company may from time to time sell shares of its common stock having an aggregate offering price up to $15.0 million in “at-the-market” offerings, which shares are registered under the Company’s currently effective registration statement on Form S-3. The Company filed a prospectus supplement dated July 2, 2014 with the Securities and Exchange Commission in connection with the offering, relating to shares of its common stock having an aggregate offering price of up to $4.1 million. The Company pays BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement.

During the nine months ended September 30, 2014 the Company sold 788,186 shares of common stock for net proceeds of $2,586,358 under the ATM Sales Agreement, of which $358,988 of the proceeds were included in accounts receivable as of September 30, 2014.  The Company subsequently received this amount on October 1, 2014.  As of November 5, 2014, approximately $6.3 million of the aggregate $15.0 million remained available for future sales under the ATM Sales Agreement.

Common stock issued for loan interest and fees

As discussed in Note 3 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the Loan Agreement.  For the nine months ended September 30, 2014, the Company issued 253,376 common shares for the payment of $676,409 in interest and fees.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Common stock issued for settlement of litigation

On April 15, 2014, the Company and a former executive of the Company, entered into a Settlement Agreement and General Release, under the terms of which it was agreed by the Company’s former executive to dismiss with prejudice claims he brought in a lawsuit against the Company.  As a result of this Settlement Agreement, the Company issued common shares to the Company’s former executive with a grant date fair value of $333,847.  The issuance of 119,231 shares of common stock was based upon a common share price of $2.80.

Common stock issued for settlement of land obligations

On August 8, 2014, the Company issued 127,359 shares of common stock with a grant date fair value of $342,595 to the Juan Tafoya Land Corporation in satisfaction of $337,500 of base rental payments due under the Uranium Mining Lease and Agreement, dated October 12, 2006, by and between Neutron Energy, Inc., a wholly owned subsidiary of the Company, and the Juan Tafoya Land Corporation, as amended by the First Amendment thereto, dated August 8, 2014, by and among the Company, Neutron Energy, Inc. and the Juan Tafoya Land Corporation.

On October 3, 2014, the Company entered into a Second Amendment to the Uranium Mining Lease and Agreement whereby, on October 6, 2014, the Company repurchased 91,631 shares of common stock from the Juan Tafoya Land Corporation for an aggregate purchase price of $248,383.

9. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and restricted stock awards issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); the 2004 Stock Incentive Plan (the “2004 Plan”); and the 1995 Stock Incentive Plan (the “1995 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  As of September 30, 2014, 642,699 shares were available for future issuances under the 2013 Plan.  For the three and nine months ending September 30, 2014, the Company recorded stock-based compensation cost of $273,996 and $737,270, respectively, which has been included in general and administrative expense.

Bonus Shares

In March 2014, in accordance with the Company’s short-term incentive plan, the Company awarded its executives bonuses that were paid out in common stock of the Company.  The bonus shares were valued using the closing share price of the Company’s common stock on the date of grant.  The bonus shares vested immediately and had a grant date fair value of $191,730.

Stock Options

The following table summarizes stock options outstanding and changes during the nine months ended September 30, 2014:

	Number of stock options	Weighted Average Exercise Price
Stock options outstanding at January 1, 2014	309,479	$ 19.75
Granted	-	-
Exercised	-	-
Expired	(131,250)	11.60
Canceled or forfeited	(14,000)	31.31
Stock options outstanding at September 30, 2014	164,229	$ 25.28
Stock options exercisable at September 30, 2014	117,564	$ 34.01

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes stock options outstanding and exercisable by stock option plan at September 30, 2014:

	Outstanding Options		Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	8,750	$ 31.20	8,750	$ 31.20
2004 Stock Incentive Plan	75,481	11.76	38,814	20.28
2004 Director's Plan	74,998	39.68	70,000	41.98
2013 Omnibus Incentive Plan	5,000	2.99	-	-
	164,229	$ 25.28	117,564	$ 34.01

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2014 was approximately $107,589, which is expected to be recognized over a weighted-average period of 1.73 years.

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

The following table summarizes RSU activity during the period ended September 30, 2014:

	Number of restricted stock units	Weighted-Average Grant Date Fair Value
RSUs outstanding at January 1, 2014	280,000	$ 3.31
Granted	431,941	2.61
Forfeited	(29,778)	3.38
Vested	(76,886)	3.20
RSUs outstanding at September 30, 2014	605,277	$ 2.82

Total estimated unrecognized compensation cost from unvested RSUs as of September 30, 2014 was approximately $1,133,404, which is expected to be recognized over a weighted-average period of 2.37 years.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes RSA activity during the period ended September 30, 2014:

	Number of RSAs	Weighted-Average Grant Date Fair Value
RSAs outstanding at January 1, 2014	54,151	$ 5.49
Forfeited	(5,601)	5.39
Vested	(20,230)	5.58
RSAs outstanding at September 30, 2014	28,320	$ 5.44

The total estimated unrecognized compensation cost from the unvested RSA grants at September 30, 2014 was $118,380, which is expected to be recognized over the weighted-average vesting period of 1.15 years.

10. EARNINGS PER SHARE

All per share data herein has been retroactively adjusted for the 1 for 10 reverse stock split that occurred following the close of trading on January 22, 2013.

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 3,846,429 were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive due to our net loss position for the quarter ended September 30, 2014.

11. COMMITMENTS AND CONTINGENCIES

The Company’s uranium recovery operations are subject to federal and state regulations for the protection of the environment, including water quality. These laws frequently change and generally become more restrictive. The ongoing costs of complying with such regulations have not been significant to the Company’s annual operating costs. Future closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of- production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on the Company’s accrual for costs. The Company believes its operations are in compliance with current environmental regulations.

12. SUBSEQUENT EVENT

On September 5, 2014, the Company, its wholly owned subsidiary Uranco Inc. and Rio Grande Resources Corporation entered into an Asset Exchange Agreement whereby the Company will acquire from Rio Grande Resources certain uranium properties located in South Texas near the Company’s processing facilities.  In exchange for the South Texas properties, the Company will transfer to Rio Grande Resources two parcels of fee-owned mineral rights and a royalty interest in the Roca Honda area of west-central New Mexico.  The Company is retaining certain leases, mining claims and fee-owned mineral interests on separate parcels in the Roca Honda area.  After completing customary due diligence and satisfying certain closing conditions, on November 6, 2014, the Company and Rio Grande Resources closed the transaction and effectuated the exchange of properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of URI for the three and nine months ended September 30, 2014 has been prepared based on information available to us as of November 5, 2014. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of URI for the period ended December 31, 2013 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All amounts stated herein are in U.S. dollars, unless otherwise noted. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction

Uranium Resources, Inc. was incorporated in 1977 to explore, develop and recover uranium. URI controls minerals rights encompassing approximately 200,000 acres in the prolific Grants Mineral Belt in New Mexico, which holds one of the largest known concentrations of sandstone-hosted uranium deposits in the world. We have two licensed processing facilities and properties in Texas, and a U.S. Nuclear Regulatory Commission license to recover up to three million pounds of uranium per year using the in situ recovery (“ISR”) process at certain properties in New Mexico. We acquired these properties over the past 25 years, along with an extensive uranium information database of historic drill-hole logs, assay certificates, maps and technical reports for the Western United States.

Highlights for the nine months ended September 30, 2014

•

Entry into an Asset Exchange Agreement

On September 5, 2014, the Company, its wholly owned subsidiary Uranco Inc. and Rio Grande Resources Corporation entered into an Asset Exchange Agreement whereby on November 6, 2014 the Company acquired from Rio Grande Resources certain uranium properties located in South Texas near the Company’s processing facilities.  In exchange for these South Texas properties, the Company transferred to Rio Grande Resources two parcels of fee-owned mineral rights and a royalty interest in the Roca Honda area of west-central New Mexico.  The Company has retained certain leases, mining claims and fee-owned mineral interests on separate parcels in the Roca Honda area.

•

Reduced Cash Burn Rate

The Company reduced its cash mineral property expenses and its general and administrative expenses by approximately 13% during the nine months ended September 30, 2014 as compared with the same period in 2013.  This reduction reflects the Company’s continuing efforts to reduce the cash burn rate.

•

Technical Reports

In April and June 2014, the Company completed Technical Reports consistent with Canadian National Instrument 43-101 standards for its Cebolleta and Juan Tafoya projects in New Mexico.

•

At-the-Market Sales

During the nine months ended September 30, 2014, the Company sold 788,186 shares of common stock for net proceeds of $2,586,358 under its ATM Sales Agreement. Under the ATM Sales Agreement, the Company may from time to time sell shares of its common stock having an aggregate offering price up to $15.0 million in “at-the-market” offerings, which shares are registered under the Company’s currently effective registration statement on Form S-3. The Company filed a prospectus supplement dated July 2, 2014 with the Securities and Exchange Commission in connection with the offering, relating to shares of its common stock having an aggregate offering price of up to $4.1 million.

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

Results of Operations

Summary

Our consolidated net loss for the three months ended September 30, 2014 was $3,994,384, or $0.16 per share as compared with a consolidated net loss of $3,272,891, or $0.17 per share for the same period in 2013.  For the three months ended September 30, 2014, the increase in our consolidated net loss of $721,493 from the respective prior period was primarily the result of increases in interest expense of $675,309, including non-cash debt discount and establishment fee amortization of $484,978, and mineral property expenses of $46,606, which were partially offset by a gain on derivatives of $145,010.

Our consolidated net loss for the nine months ended September 30, 2014 was $10,582,863, or $0.44 per share as compared with a consolidated net loss of $11,943,038, or $0.63 per share for the same period in 2013.  For the nine months ended September 30, 2014, the decrease in our consolidated net loss of $1,360,175 from the respective prior period was primarily the result of a gain on derivatives of $1,604,657, a decrease in the impairment of uranium properties of $683,356, and a decrease in mineral property expenses of $753,475. These decreases were partially offset by an increase in interest expense of $1,463,749, including non-cash debt discount and establishment fee amortization of $1,182,607, as compared with the corresponding 2013 period.

Mineral property expenses

Mineral property expenses for the three and nine months ended September 30, 2014 were $986,623 and $2,928,995, respectively, as compared with $940,017 and $3,682,470 for the 2013 periods.

The following table details our mineral property expenses for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
		(restated)		(restated)

Restoration/Recovery expenses
Kingsville Dome project	$ -	$ 429,342	$ 328,304	$ 1,463,185
Rosita project	131,407	8,023	131,407	8,023
Vasquez project	-	-	26,766	-
Total Restoration/Recovery expenses	131,407	437,365	486,477	1,471,208

Standby care and maintenance expenses
Kingsville Dome project	209,565	54,569	502,628	130,177
Rosita project	20,667	61,537	258,119	257,970
Vasquez project	93,194	14,561	245,702	26,801
Total standby care and maintenance expenses	323,426	130,667	1,006,449	414,948

Land maintenance and holding costs	531,790	371,985	1,436,069	1,796,314

Total mineral property expenses	$ 986,623	$ 940,017	$ 2,928,995	$ 3,682,470

For the three months ended September 30, 2014, mineral property expenses increased by $46,606 as compared with the corresponding period in 2013.  This increase was primarily due to an increase in our land maintenance and holding costs of $159,805, which was the result of the timing of the $337,500 annual rental payment for our Juan Tafoya project.  During the 2013 period, this payment was made in the fourth quarter.  This was partially offset by a decrease in land holding costs related to certain claims that were not renewed during 2014.

For the nine months ended September 30, 2014, mineral property expenses decreased by $753,475 as compared with the corresponding period in 2013.  This decrease was mostly the result of the Company completing a settling pond clean-out project at the Kingsville Dome project and a staff reduction as the Company moved into the stabilization period at the Kingsville Dome and Vasquez projects.

Also for both the three and nine months ended September 30, 2014, there was a shifting of expenses from restoration and recovery to standby care and maintenance as the Company completed most of its restoration and recovery programs during the first quarter 2014.

General and Administrative Charges

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 were:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock compensation expense	$ 273,996	$ 115,969	$ 737,270	$ 299,286
Salaries and payroll burden	593,429	724,299	2,041,980	2,369,509
Legal, accounting, public company expenses	707,551	706,979	2,586,564	2,128,389
Insurance and bank fees	164,244	209,855	508,383	552,589
Consulting and professional services	227,216	94,493	434,159	585,209
Office expenses	168,543	200,554	471,722	522,009
Other expenses	67,973	122,713	221,592	292,989
Total	$ 2,202,952	$ 2,174,862	$ 7,001,670	$ 6,749,980

For the three months ended September 30, 2014, general and administrative charges increased slightly by $28,090 as compared with the corresponding period in 2013.  The significant variances for the three months ended September 30, 2014 as compared with the corresponding period in 2013 are as follows:

•

Consulting and professional service expense increased by $132,723, which was mostly the result of an increase in costs associated with due diligence regarding the Company’s asset exchange with Rio Grande Resources Corporation.

•

Insurance and bank fees decreased by $45,611, which was the result of a decrease in the Company’s renewal rates for corporate insurance policies.

•

Office expenses decreased by $32,011, which was the result of costs incurred during the 2013 period for the Company’s relocation of its corporate offices from Texas to Colorado.  There were no similar relocation costs during the 2014 period.

For the nine months ended September 30, 2014, general and administrative charges increased overall by $251,690 as compared with the corresponding period in 2013.  This increase was mostly the result of the following:

•

Non-cash stock-based compensation expense increased by $437,984, which was mostly the result of an annual performance bonus awarded to executives in March 2014 which was paid in common stock of the Company as well as an increase in the issuance of restricted stock units during 2014 as compared with the prior period.

•

Legal, accounting and public company expenses increased by $458,175, which was mostly attributable to increases in legal costs associated with the amendment to the Loan Agreement with RCF, the filing of two S-3 shelf registration statements and the filing of an S-8 registration statement for securities under the Company’s stock incentive plan along with costs associated with the asset exchange with Rio Grande Resources,  a change in the Company’s transfer agent, compliance related to the ATM sales agreement and an increase in franchise taxes.

•

Salaries and payroll burden costs decreased by $327,529, which was the result of a reduction of the employee headcount as a result of the Company’s restructuring.  Also the Company incurred severance charges during the 2013 period as a result of the restructuring and there were no similar costs during the 2014 period.

•

Consulting and professional service expenses decreased by $151,050, which was largely due to the Company’s reduced reliance on outside mining consultants and public relations firms.

Other income and expenses

Gain/loss on derivative liability

The conversion feature of the Loan Agreement is required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period reported in the Company’s Consolidated Statement of Operations. The fair value of the derivative liability related to the conversion feature was $3,811,876 at September 30, 2014 as compared with a fair value of $2,169,408 at December 31, 2013. The unrealized gain was generated by a decrease in the Company’s stock price as well as the passage of time in the Black-Sholes option pricing model.

Interest Expense

Amounts drawn under the Company’s Loan Agreement with RCF bear interest at 12% per annum through January 29, 2014 and 10% per annum thereafter, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  The following table outlines the interest payments and fees paid as of September 30, 2014 and for the three months then ended:

	Amount ($)	Shares of common stock issued	VWAP	Date of issuance

Establishment fee	$ 300,000	117,188	$ 2.5600	February 4, 2014
Q4 2013 Interest payment and commitment fee	63,083	21,218	$ 2.9731	February 4, 2014
Q1 2014 Interest payment and commitment fee	138,167	45,737	$ 3.0209	April 10, 2014
Q2 2014 Interest payment and commitment fee	175,159	69,233	$ 2.6561	July 25, 2014
Q3 2014 Interest payment	200,000	72,477	$ 2.7595	October 2, 2014
Total	$ 876,409	325,853

As of September 30, 2014, the Company has accrued interest expense of $200,000 payable to RCF relating to the three months ended September 30, 2014.  Included in interest expense for the three and nine months ended September 30, 2014 is the amortization of the debt discount and establishment fee of $484,978 and $1,182,607, respectively.

Financial Position

Operating Activities

Net cash used in operating activities was $9,647,337 for the nine months ended September 30, 2014, as compared with $11,512,872 for the same period in 2013. The decrease of $1,865,535 in cash used is mostly the result of (a) a decrease in cash spent on mineral properties of $1,096,070 which reflects the Company’s completion of a settling pond clean-out project at the Kingsville Dome project and lower land holding costs as the Company elected not to renew certain claims; (b) a decrease in cash spent of $209,468 for general and administrative expenses, which reflects the Company’s ongoing efforts to reduce its cash burn rate; (c) a decrease in cash used of $676,409 as a result of the Company’s quarterly interest payments being paid in common stock; and were partially offset by (d) an increase in cash used in working capital activities $176,817 which is mostly the result of an increase in prepaid expenses and accounts receivable.

Investing Activities

Net cash used in investing activities was $6,834 for the nine months ended September 30, 2014, as compared with net cash provided by investing activities of $5,358,850 for the same period in 2013. The decrease in cash provided by investing activities of $5,365,684 for the nine months ended September 30, 2014 is primarily due to the release of restricted cash of $5,481,015 during the same period in 2013.

Financing Activities

Net cash provided by financing activities was $16,424,183 for the nine months ended September 30, 2014.  For the nine months ended September 30, 2014 cash proceeds in aggregate of $5,000,000 were received from two separate advances made under our Loan Agreement with RCF.  An advance of $2,000,000 was received in January 2014 and an advance of $3,000,000 was received during April 2014.  Also during the nine months ended September 30, 2014, the Company received net proceeds of $9,307,245 from a registered direct offering the Company completed in February 2014 and $2,227,370 in net proceeds from common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for withholding taxes on net share settlements of equity awards of $87,220 and payments made on existing capital lease obligations of $8,547.

Net cash provided by financing activities was $3,496,259 for the nine months ended September 30, 2013 which resulted from the sale of common stock for net proceeds of $3,599,432 in connection with a rights offering that was completed in March 2013.  This amount was partially offset by payments of $103,173 made on existing lease obligations.

Liquidity and Capital Resources

At September 30, 2014, our working capital was $6,782,819, as compared with a working capital deficit of $1,226,222 as of December 31, 2013, which represents an increase of $8,009,041. This increase in working capital is primarily due to an increase in cash balances of $6,770,012 to $7,887,315 as of September 30, 2014. Given current planned operations, the Company expects that its existing cash balances will provide it the necessary liquidity through the third quarter of 2015. The Company will continue to look for ways to reduce its monthly cash burn rate while exploring opportunities to raise additional funds, as needed.

The Company ceased uranium production activities in 2009 due to sustained low uranium prices and does not anticipate receiving significant sales revenue and related cash inflows for 2014. Since ceasing production, the Company has primarily financed its operations through equity and debt financings. The Company has been successful at raising capital in the past, most recently with the completion of a registered direct offering in February 2014 for net proceeds of $9.3 million as well as securing debt financing in November 2013 that provided the Company with $8.0 million in cash.  The Company also has an existing ATM Sales Agreement that allows the Company to sell from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering price up to $15.0 million of which the Company has a total of $6.3 million for future sales available as of November 5, 2014.  While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs or on terms acceptable to us.  In the event funds are not available, we may be required to change our planned business strategies.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Annual Report on Form 10-K for the period ended December 31, 2013.

Subsequent Events

Share Repurchase

On August 8, 2014, the Company issued 127,359 shares of common stock with a grant date fair value of $342,595 to the Juan Tafoya Land Corporation in satisfaction of $337,500 of base rental payments due under the Uranium Mining Lease and Agreement, dated October 12, 2006, by and between Neutron Energy, Inc., a wholly owned subsidiary of the Company, and the Juan Tafoya Land Corporation, as amended by the First Amendment thereto, dated August 8, 2014, by and among the Company, Neutron Energy, Inc. and the Juan Tafoya Land Corporation.

On October 3, 2014, the Company entered into a Second Amendment to the Uranium Mining Lease and Agreement whereby, on October 6, 2014, the Company repurchased 91,631 shares of common stock from the Juan Tafoya Land Corporation for an aggregate purchase price of $248,383.

Closing of Land Exchange Agreement

On September 5, 2014, the Company, its wholly owned subsidiary Uranco Inc. and Rio Grande Resources Corporation entered into an Asset Exchange Agreement whereby on November 6, 2014 the Company acquired from Rio Grande Resources certain uranium properties located in South Texas near the Company’s processing facilities.  In exchange for the South Texas properties, the Company transferred to Rio Grande Resources two parcels of fee-owned mineral rights and a royalty interest in the Roca Honda area of west-central New Mexico.  The Company has retained certain leases, mining claims and fee-owned mineral interests on separate parcels in the Roca Honda area.  After completing customary due diligence and satisfying certain closing conditions, on November 6, 2014, the Company and Rio Grande Resources closed the transaction and effectuated the exchange of properties.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding for the Company through the second quarter of 2015, the Company’s anticipated cash burn rate and capital requirements, and the outcome of developments with the Navajo Nation Council. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Controls

During the three months ended September 30, 2014, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1., “Legal Proceedings,” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014. The following updates and restates the description of certain legal proceedings to reflect developments during the three months ended September 30, 2014.

On December 23, 2013, the Navajo Nation Council Resources and Development Committee (“NNRDC”) acknowledged the Company’s right-of-way and surface and mineral access rights granted in the 1929 Deed by the Santa Fe Pacific Railroad Company and the easement and right of way in the 1959 Surface Owner’s Agreement between the Nation and Santa Fe Pacific Railroad Company and approved by the Bureau of Indian Affairs, and also acknowledged the same surface and mineral access rights by the Company being successor-in-interest to the Santa Fe Pacific Railroad Company to its Churchrock properties. The NNRDC also formed a subcommittee including Nation and Company representatives to draft the terms of an agreement that would result in mutual gains for both the Nation and Company considering the right-of-way and surface use granted in the 1929 Deed. One of the objectives of the subcommittee was also to develop surface reclamation standards for the old Churchrock Mine Site owned by a subsidiary of the Company, which is the subject of administrative action by the Navajo Nation Environmental Protection Agency. On July 22, 2014, the Navajo Nation Council rescinded the December 2013 resolution of the NNRDC acknowledging the Company’s rights and creating the subcommittee.  The Company is considering appropriate next steps including the potential for litigation.

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

On February 10, 2014, the County filed a notice of appeal on the merits judgment of December 13, 2012 and the attorney’s fee judgment on November 13, 2013.  On February 12, 2014, the Company cross-appealed on both the merits judgment and the attorney’s fees judgment.  The matter is now pending before the 13th Court of Appeals in Corpus Christi, Texas.  The Court has set a revised briefing schedule that requires both parties to file (and in fact they did file) their opening briefs on October 8, 2014.  The revised briefing schedule also requires both parties’ response briefs to be filed on November 7, 2014 and reply briefs to be filed on November 28, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 8, 2014, the Company issued 127,359 shares of common stock to the Juan Tafoya Land Corporation, a New Mexico corporation (the “JTLC”), in satisfaction of base rental payments due under a Uranium Mining Lease and Agreement, dated as of October 12, 2006, by and between the JTLC and Neutron Energy, Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Neutron”), as amended by the First Amendment to Uranium Mining Lease and Agreement, dated as of August 8, 2014 (the “Amendment”), by and among the Company, Neutron and JTLC (as so amended, the “Mining Lease”). The shares were issued in satisfaction of $337,500 of base rent for 2014 due from Neutron under the Mining Lease, at a value of approximately $2.65 per share. The shares issued under the Mining Lease were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

URANIUM RESOURCES, INC.

Dated: November 6, 2014	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2014	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Asset Exchange Agreement, dated September 5, 2014, among Rio Grande Resources Corporation, Uranium Resources, Inc., and Uranco, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 9, 2014).

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