Form 10-K
period 2014-12-31
URANIUM RESOURCES INC /DE/
filed 2015-03-19
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33404

URANIUM RESOURCES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	75-2212772
(State of Incorporation)	(I.R.S. Employer Identification No.)

6950 S. Potomac Street, Suite 300 Centennial, Colorado	80112
(Address of principal executive offices)	(Zip code)

(303) 531-0470

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2014, was approximately $45,800,000. Number of shares of Common Stock, $0.001 par value, outstanding as of March 19, 2015 was 29,641,527 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K report are incorporated by reference to the Registrant’s Definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS

4

PART I

7

ITEM 1.  DESCRIPTION OF BUSINESS.

7

THE COMPANY

7

OUR STRATEGY

7

RECENT CORPORATE DEVELOPMENTS

8

OVERVIEW OF THE URANIUM INDUSTRY

9

THE IN-SITU RECOVERY PROCESS

11

TEXAS PRODUCTION HISTORY AND CURRENT STATUS

11

LONG-TERM DELIVERY CONTRACTS

12

NEW MEXICO ASSETS

12

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

13

COMPETITION

15

AVAILABLE INFORMATION

16

ITEM 1A.  RISK FACTORS

16

ITEM 1B.  UNRESOLVED STAFF COMMENTS

23

ITEM 2.  PROPERTIES

23

PROCESSING FACILITIES

23

SOUTH TEXAS PROPERTIES AND EXPLORATION PROJECTS

26

NEW MEXICO PROJECTS

39

OTHER

55

WORK COMPLETED ON PROPERTIES IN 2014

55

INFRASTRUCTURE

56

INSURANCE

56

RECLAIMED PROPERTIES

56

ITEM 3.  LEGAL PROCEEDINGS

57

NAVAJO NATION CIVIL TRESPASS VIOLATION AND TEMPORARY ACCESS AGREEMENT

57

DISPUTE OVER KLEBERG SETTLEMENT AGREEMENT

57

NAVAJO EPA LETTER AND UNC/GE DEMAND FOR INDEMNITY

58

OTHER

58

ITEM 4.  MINE SAFETY DISCLOSURES

58

PART II

58

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

58

STOCK PRICE INFORMATION

58

DIVIDENDS

59

ITEM 6.  SELECTED FINANCIAL DATA

59

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

60

INTRODUCTION

60

RESULTS OF OPERATIONS

60

FINANCIAL POSITION

63

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

65

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

66

CONSOLIDATED BALANCE SHEETS

67

CONSOLIDATED STATEMENTS OF OPERATIONS

68

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

69

CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW

INFORMATION

70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

71

ITEM 9.  CHANGES INAND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

89

ITEM 9A.  CONTROLS AND PROCEDURES

89

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

89

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

89

ITEM 9B.  OTHER INFORMATION

90

PART III

90

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

90

ITEM 11.  EXECUTIVE COMPENSATION.

90

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

90

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

90

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

90

PART IV

91

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

91

SIGNATURES

93

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

Gross acres	Total acreage of land under which we have mineral rights and can recover uranium. May include unleased fractional ownership.
Indian Country

A term derived from jurisdictional determinations in criminal law enforcement proceedings under 18 U.S.C. § 1151 and understood to encompass territory situated within Indian reservations, land owned by Indian Allottees and land within a dependent Indian community.

In-situ recovery (“ISR”)

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

Mineral Resource

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

Proven reserves

Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill-holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

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

Roll front	The configuration of a particular style of sedimentary-hosted uranium mineralization within its host rock. A term depicts a sinuous zone of uranium mineralization that is “C” shaped in cross-section.
Shut in	A term that refers to ceasing production or the absence of production.
Shut-in royalty	A lease clause permitting the extension of a lease not held by production by payment of a per acre royalty.
Spot price	The price at which uranium may be purchased for delivery within one year.
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

USE OF NAMES

In this annual report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “URRE”, “URI”, “Corporation”, or the “Company” refer to Uranium Resources, Inc. and its subsidiaries.

CURRENCY

The accounts of the Company are maintained in U.S. dollars. All dollar amounts in referenced in this annual report on Form 10-K and the consolidated financial statements are stated in U.S. dollars.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding for the Company through the first quarter of 2016, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the Company’s anticipated cash burn rate and capital requirements, and the outcome of developments with the Navajo Nation Council. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see “Item 1A. Risk Factors” below in this annual report on Form 10-K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

Uranium Resources, Inc. is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium projects in South Texas using the ISR process. We have historically produced uranium by ISR methods in the State of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 195,000 acres of mineral holdings in the prolific Grants Mineral Belt of the State of New Mexico and 17,000 acres in the South Texas uranium province. We have a Nuclear Regulatory Commission ("NRC") license to produce up to 3.0 million pounds per annum of uranium on certain of our New Mexico projects. The Company acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. None of URI's properties are currently in production. As of March 19, 2015 we had 34 employees.

We hold one of the largest portfolios of uranium mineralization in the western United States of America, much of which is situated on deeded mineral rights owned directly by the Company. In addition, the Company also owns an extensive collection of historical exploration and production data pertaining to uranium deposits in the western United States, including assay certificates, maps, technical reports and gamma-ray logs for more than 20,000 drill-holes.

OUR STRATEGY

Our vision is to become a leading U.S. uranium developer and producer. Our strategy is to build value for stockholders by advancing our projects towards production when uranium markets improve, while prudently managing our cash and liquidity position for financial flexibility. In Texas, our focus is to add quality mineral resources for each of our two licensed ISR processing facilities by means of advancing our projects in South Texas with drilling, value accretive acquisitions, operating/processing agreements and/or the evaluation of exploration prospects. In New Mexico, we continue to assess the potential for the development of our larger scale projects on a standalone basis or with partners. At any time we may have acquisition or partnering opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

In 2015, we expect to conduct exploration drilling at our recently acquired Alta Mesa Este and Butler Ranch Projects in South Texas. These projects are located within 75 miles of our currently idled Rosita and Kingsville Dome processing plants. Given successful exploration, our goal is to advance the Alta Mesa Este Project to production within three to five years.

If and when uranium prices improve, we expect to focus on advancing the Rosita and Sejita Dome exploration projects in Texas, and our projects in New Mexico. We believe there is significant potential to expand our mineral resource and reserve base from drilling.

Our pipeline of projects is prioritized as near-term, mid-term and long-term projects with a goal of achieving sustainable production over time. Amidst the prevailing low uranium price environment, we continue to balance cash conservation with maintaining readiness to fast track resumption of production at such time as uranium prices show sufficient improvement. We continually adjust near-term and long-term business priorities in accordance with market conditions.

Pipeline of Projects

★ TEXAS
NEW MEXICO
● ISR method of recovery
■ Conventional method of recovery
TARGETED PATH TO PRODUCTION
★ Kingsville Dome
★ Rosita
★● Alta Mesa Este
★● Butler Ranch
● Churchrock
★● Sejita Dome
■ Cebolleta
●■ Crownpoint
■ Juan Tafoya
■ Roca Honda
Near Term
(Processing Plants on Standby)
Mid Term
Long Term
Evaluation Projects:
■ ● Ambrosia Lake
★● Jack Pump
★● Nell
■ Nose Rock
■ West Largo

RECENT CORPORATE DEVELOPMENTS

2014 Accomplishments

•

Enhanced Path to Production. We strengthened our path to production through a non-cash, asset exchange with Rio Grande Resources Corporation in November 2014. We acquired mid-term in-situ recovery projects, including the Alta Mesa Este, Butler Ranch and Sejita Dome Exploration Projects. This strategic transaction added five new properties all located within 75 miles of our permitted and currently idled processing facilities at Kingsville Dome and Rosita, and in the South Texas uranium province. Our goal is to advance the Alta Mesa Este Exploration Project to reach in-situ recovery production within three-to-five years.

•

Asset Exchange Agreement.  As part of the asset exchange, we transferred to Rio Grande Resources two parcels of fee-owned mineral rights and a royalty interest in the Roca Honda area of west-central New Mexico. We retained certain prospective leases, mining claims and fee-owned mineral interests on lands in the Roca Honda area, including interests on Sections 8 and 17, T. 13 N., R 8 W.  as well as the Endy claims over several sections north and east of Energy Fuels Inc.'s Roca Honda uranium deposit.

•

Reduced Cash Expenditure.   We continued to significantly reduce our annual cash expenditure during 2014 as demonstrated by a 22% reduction in cash used in operations as compared with 2013.  General and administrative, net of non-cash stock compensation, and mineral property expenses were reduced by 20% percent from $14.5 million in 2013 to $11.6 million in 2014. During the third quarter of 2014, we achieved our 2014 objective of bringing our cash burn rate under $1.0 million a month. Our objective in 2015 is to achieve a full year cash expenditures of approximately $9.0 million.

•

Improved Financial Position.   From a cash balance of $1.1 million on December 31, 2013, we improved our financial position through a registered direct offering, selling approximately 4.0 million shares with gross proceeds of approximately $10.3 million during the first quarter of 2014. We also entered into a convertible loan agreement in November 2013 with our largest stockholder, Resource Capital Fund V L.P. ("RCF"), which was approved by the Company's stockholders in January 2014 and under which we drew a total of $8.0 million. The 10% convertible loan has a $2.60 conversion price per share and matures on December 31, 2016. In addition, during the year 2014, we raised $2.6 million in net proceeds from the sale of 794,586 shares of our common stock through an At-The-Market Sales Agreement.

•

Completed Technical Reports on three projects.  During 2014, we completed three Technical Reports on the Cebolleta, Juan Tafoya and Roca Honda Projects in New Mexico. These reports are available on our website: www.uraniumresources.com under each respective project.  The information found on our website is not part of this or any report filed or furnished with the SEC.

•

Completed Restoration Work at the Kingsville Dome and Vasquez projects.   We completed pond restoration work at the Kingsville Dome Project and groundwater restoration work at both the Kingsville Dome Project and the Vasquez Project in January 2014.  As a result of the completion of these restoration activities, the Company’s Kingsville Dome and Vasquez Projects entered into a required stabilization period.

•

Began Reclamation Work at the Rosita Project.  During 2014, we began the second phase of our reclamation activities at our Rosita Project which involves plugging and abandonment of depleted and reclaimed wellfield holes.  We expect to complete this phase in May 2015.

•

Implemented Enhanced Safety Accountability Program.   The operations staff has worked approximately 43,000 hours without any lost time incident through March 19, 2015. We recorded one lost time incident in 2014. We have implemented an enhanced safety accountability program tied to employee performance evaluations.

Pertaining to our Churchrock Project in New Mexico, the Company's discussions with a subcommittee of the Navajo Nation Council Resources and Development Committee (RDC) to draft terms of an agreement to define mutual benefits for the Navajo Nation and the Company, were terminated as the subcommittee was dissolved. In July 2014, the Navajo Nation Council deemed that the Navajo Nation Resources and Development Committee acted improperly in forming the subcommittee and rescinded the committee’s December 2013 resolution that acknowledged the Company's right of access and surface use at its Churchrock Project and that created the subcommittee.

As a result of the legislation of the Navajo Nation Council nullifying the RDC subcommittee, we removed the 2014 goals of generating a Technical Report for the Churchrock Project and achieving meaningful progress with the RDC subcommittee in advancing the Churchrock Project. The Company anticipates continuing to communicate with the Navajo Nation, but cannot predict with any certainty as to the timing or outcome of this matter.

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association ("WNA"), as of February 2015, there were 390 nuclear reactors operable at power plants in the world, excluding the 48 idled reactors in Japan, with annual requirements of about 147.5 million pounds of uranium. In addition, the WNA lists 69 reactors under construction, 184 being planned and 312 being proposed.

Worldwide uranium production or primary supply in 2014 was estimated by Cantor Fitzgerald in a February 2015 research report at 148 million pounds. This is compared with 131.6 million pounds of primary supply in 2013 and 111.9 million pounds in 2009. Using estimates from the WNA and Ux Consulting, Cantor Fitzgerald estimated global uranium demand at 174.6 million pounds in 2014 compared with 165.7 million pounds in 2013.

Analysts attribute that the reported gap between primary supply and demand was filled by secondary supplies, such as inventories held by governments, enrichment facilities, utilities and others in the fuel cycle, as well as enriched recycled uranium. The end of 2013 saw the end of a significant portion of secondary supplies from the highly enriched uranium ("HEU") inventories, which was a result of the agreement between the U.S. and Russia to blend down nuclear warheads (the "HEU Agreement"), with the expiry of the HEU Agreement. Cantor Fitzgerald estimates secondary supplies satisfied over 33 million pounds, or approximately one-fifth of worldwide demand in 2014, but these supplies are expected to be reduced in the coming years.

Spot prices rose from $21.00 per pound in January 2005 to a high of $136.00 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion or unavailability of secondary supplies. The sharp price increase was driven in part by high levels of buying by utility companies, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure on uranium prices since the third quarter of 2007. A rebound in uranium prices in conjunction with a recovery in commodities in 2010 was curtailed by the Fukushima disaster in Japan.

In 2014, the average weekly spot price of uranium was $35.50 per pound compared with $39.00 in 2013 and $49.00 per pound in 2012. In 2014, the weekly spot price of uranium reached a 22-month high of $44.00 per pound in November while the low for the year was $28.00 per pound in May. The year end 2014 spot price was $35.50 per pound. As of March 16, 2015, the weekly spot price was $39.25 per pound and the long-term contract price was $49.00 per pound.

Many analysts are calling for improved uranium prices over the mid-term from a supply deficit as uranium market fundamentals for supply and demand improve. Primary supply or production has tightened from production cuts and new projects being deferred. Secondary supply inventories are being drawn down. Demand for uranium is expected to improve over the mid-term from an increase of nuclear power generation in China, and to a lesser extent, India, Russia and other countries. Potential catalysts supportive of uranium prices in the near term include utility long-term contracting, gradual restarting of Japan's idled 48 reactors, including the first four expected in 2015, and slowing new mine production.

The following graph shows annual average spot prices per pound and the long-term prices per pound from the end of 2006 to February 2015 as reported by Ux Consulting.

$136.00 Average
Weekly Spot
$95.00 LT
3/11/2011: Tsunami hits
Fukushima; uranium average
price was at $60/lb.
3/16/2015: $39.25 Avg.
Weekly Spot Price;
$49.00 Long Term Price
Dec-06
Jun-07
Dec-07
Jun-08
Dec-08
Jun-09
Dec-09
Jun-10
Dec-10
Jun-11
Dec-11
Jun-12
Dec-12
Jun-13
Dec-13
Jun-14
Dec-14

 Average U 3 O 8 Spot Price and Long-Term Price

THE IN-SITU RECOVERY PROCESS

The ISR process is dramatically different from conventional mining techniques. The ISR technique avoids the movement and milling of significant quantities of rock and ore and also avoids the creation of mill tailing waste associated with more traditional mining methods. It is generally more cost-effective and environmentally sensitive than conventional mining and processing. Historically, the majority of U.S. uranium production resulted from either open pit surface mines or underground mining.

The ISR process was initially developed for the production of uranium in the mid-1960’s, and was first utilized at a commercial-scale project in South Texas in 1975. It became a routinely utilized recovery method in the South Texas uranium district by the late 1970’s, where it was employed in about twenty commercial projects, including two operated by us.

In the ISR process, groundwater fortified with oxygen and carbon dioxide is pumped into a permeable ore body within a wellfield, causing the uranium contained in the ore to dissolve. A wellfield consists of a series of injection wells, production (extraction) wells and monitoring wells drilled in specified patterns. Wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. The resulting solutions from the wellfields are pumped to the surface, where the uranium-bearing water is circulated through an ion exchange column, and uranium is precipitated from the fluid onto resin beads. The uranium-depleted fluid is then re-injected into the subsurface uranium deposit. When the ion exchange column’s resin beads are loaded with uranium, they are removed and flushed with a salt-water solution, which liberates the uranium from the beads. This process results in uranium residing in a slurry, which is then dried and packaged for shipment as a uranium concentrate. In order to achieve greater operating efficiencies and reducing capital expenditures when developing new wellfields, we employ a wellfield- specific remote ion exchange process as opposed to a central processing plant, as we had done historically. Instead of piping the solutions over long distances through large diameter pipelines, and mixing the waters of several wellfields together, each wellfield is produced using a dedicated satellite ion exchange facility. This allows ion exchange to take place at the wellfield instead of at the central plant. The satellite facilities allow recovery of uranium from each wellfield using its own native groundwater, thus avoiding the introduction of foreign mineral complexes and the attendant complications of doing so.

TEXAS PRODUCTION HISTORY AND CURRENT STATUS

The Company developed ISR mines and produced over 560,000 pounds U3O8 from the Longoria and Benavides projects in the early 1980s. These properties were fully reclaimed between 1986 and 1991. From 1988 through 1999, we produced approximately 6.1 million pounds U3O8 from two South Texas projects: 3.5 million pounds from the Kingsville Dome project and 2.6 million pounds U3O8 from the Rosita project. In 1999, we shut-down production at both projects due to depressed uranium prices. We had no revenue from uranium sales between 2000 and the fourth quarter of 2004, and therefore had to rely on equity infusions to fund operations and maintain our critical employees and assets.

When uranium prices rose significantly in 2004, we placed our Vasquez, Texas property into production during the fourth quarter of that year. In April 2006, the Kingsville Dome, Texas ISR project returned to production, followed by a startup of the Rosita, Texas ISR project in June 2008. From 2004 to the end of 2009, these three projects produced a total of 1.4 million pounds of U3O8.

The Vasquez project was depleted in 2008. Groundwater restoration was completed in 2013 and we are currently in the requisite stability phase. Rosita production was shut-in in October 2008 due to depressed uranium prices and technical challenges in the first new wellfield that made uranium recovery uneconomical. The decline in uranium prices throughout 2008 also led to a decision in October 2008 to defer new wellfield development at Rosita and Kingsville Dome. Production continued in two existing wellfields at Kingsville Dome, and this phase of activity was completed in July 2009. The Company has not had any uranium production from projects in Texas since that time, and is currently evaluating the factors for resuming production at its South Texas projects.

Key operational elements of URI’s plan for its Texas properties include (1) positioning the Company to return to sustainable production by continuing to evaluate potential brownfield and greenfield exploration opportunities and evaluating synergistic opportunities from existing resources held by other entities; and (2) continuing to maintain reclamation activities in South Texas in accordance with the Company’s existing agreements and regulatory requirements.

LONG-TERM DELIVERY CONTRACTS

In March 2006, the Company and ITOCHU International Inc. (“Itochu”), a subsidiary of ITOCHU Corporation, entered into the Amended and Restated Uranium Supply Contract (the “2006 Supply Contract”), and the Company entered into an agreement (the “2006 UG Contract”) with UG USA, Inc. (“UG”) (both superseding prior agreements), each of which called for delivery of one-half of our actual production from our Texas properties (excluding certain potential exploration areas). In July 2013, we entered into a new uranium supply contract with Itochu (the “2013 Supply Contract”), which amends and restates the 2006 Supply Contract. The terms of the 2013 Supply Contract and the 2006 UG Contract are summarized below.

The 2013 Supply Contract.  Effective July 11, 2013, the Company and Itochu entered into the 2013 Supply Contract, which supersedes and replaces the 2006 Supply Contract and includes new sales pricing structure, new delivery dates and quantity levels for sales of uranium concentrate by the Company to Itochu. Pursuant to the terms and conditions of the 2013 Supply Contract, Itochu will purchase one-half of all production from the Company’s Vasquez, Rosita and Kingsville properties, up to an aggregate of 3.0 million pounds of uranium concentrate. Each shipment of uranium concentrate under the 2013 Supply Contract will be in quantities of at least 50,000 pounds or integral multiples of 25,000 pounds in excess thereof. The purchase price under the 2013 Supply Contract will be based on published market prices at the time of delivery subject to a five percent discount when the market price is $56.50 per pound of U3O8 or less, or seven percent discount when the market price is greater than $56.50 per pound. Itochu may cancel any or all deliveries under the 2013 Supply Contract by providing 180 days advance written notice to the Company. Since the inception of the 2006 Supply Contract through December 31, 2014, we have delivered approximately 510,000 pounds of uranium concentrate to Itochu.

The 2006 UG Contract.  Under the 2006 UG Contract all production from the Vasquez property and other Texas production will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3.0 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3.0 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less four percent. In consideration of UG’s agreement to restructure its previously existing contract, we paid UG $12.0 million in cash in 2006. Through December 31, 2014, we have delivered approximately 482,000 pounds of uranium concentrate to UG.

The 2013 Supply Contract and the 2006 UG Contract contain provisions which exclude the Company’s requirement to deliver uranium produced from two specifically identified large ranch properties in South Texas.

NEW MEXICO ASSETS

We hold mineral rights in New Mexico covering approximately 194,164 acres, including approximately 4,019 acres held under leased and owned mining claims, approximately 10,796 aces of leased fee mineral rights, and about 179,349 acres of mineral rights held in fee by the Company. A substantial amount of our acreage remains underexplored, or currently has insufficient data to estimate amounts of in-place mineralized material. These properties were acquired during the late 1980s and 1990s along with a vast database of exploration drilling geophysical (gamma-ray) logs, geological and drill-hole location maps and cross-sections, drill results and technical reports that were prepared by Conoco, Homestake Mining, Mobil Oil, Kerr-McGee, Phillips Petroleum, Santa Fe Mining, United Nuclear and Westinghouse Electric Corporation. The lands that we hold under lease from third parties, which were acquired as part of the merger in 2012 between Uranium Resources and Neutron Energy, were previously explored by Bokum Resources, Exxon, Sohio Western Mining and United Nuclear Corporation. We hold extensive collections of geological, geophysical and engineering data for these properties as well. Four of our New Mexico properties were in various stages of being developed as conventional underground mines in the early 1980s, but completion of the mines and associated infrastructure was terminated by the then-operators due to down-turns in the price of uranium.

Since 2007, we have scanned approximately 18,800 drill logs in order to secure the data, and we continue these efforts to convert the data into a digital format to allow for analysis of drill-hole information and prepare modern geological and mineral resource models. Our historical drill-hole data set contains information from nearly 23 million feet drilled in the 1970s and 1980s, with an estimated drilling and logging replacement cost of $700 million.

The Company plans to utilize its historic exploration database to assess the uranium recovery and economic potential of projects that comprise its New Mexico property base to prioritize the future development of these assets. We will continue our discussions with entities that would benefit from the production of the uranium and continue outreach and communication efforts with the local communities, federal, state and local governments and the Navajo Nation to address historic mining issues pre-dating URI while continuing educational efforts on the safety of today’s uranium recovery practices with stakeholders in the state.

URI holds an NRC source materials license to build and operate an ISR uranium processing facility at the Company-owned Churchrock and Crownpoint properties in McKinley County, New Mexico. The NRC license allows for the production of up to 1.0 million pounds of U3O8 per year from the Churchrock Section 8 deposit until a successful demonstration of restoration is made; after which the quantity of production can be increased and ISR on other properties covered by the license can begin. Total production under the license is limited to 3.0 million pounds U3O8 per year. The Company completed a technical report in 2012 on its Churchrock Section 8 project, which was subjected to a peer review by an independent engineering firm, in order to validate the economic determinations and engineering plans for project development. The Company’s ability to begin plant construction and wellfield development in New Mexico is subject to the availability of project financing, and a favorable market for uranium sales. Plans are to initially transport uranium loaded resin to one of the Company’s South Texas processing facilities which is expected to reduce capital requirements and accelerate the timetable to production.

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

Radioactive Material License

Before commencing ISR operations in Texas and either ISR or conventional mining activity in New Mexico, we must obtain a radioactive material license. Under the federal Atomic Energy Act, the NRC has primary jurisdiction over the issuance of a radioactive material license. However, the Atomic Energy Act also allows for states with regulatory programs deemed satisfactory by NRC to take primary responsibility for issuing the radioactive material license. NRC has ceded jurisdiction for such licenses to Texas, but not to New Mexico. Such ceding of jurisdiction by NRC is hereinafter referred to as the “granting of primacy.”

The Texas Commission of Environmental Quality (“TCEQ”) is the administrative agency with jurisdiction in Texas over the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by NRC.

See Item 2, “Properties” for the status of our radioactive material license for New Mexico and Texas.

Underground Injection Control (“UIC”) Permits

The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This law is administered by the United States Environmental Protection Agency (the “EPA”). However, to avoid the burden of dual federal and state regulation, the Safe Drinking Water Act allows for the UIC permits issued by states to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First, the state’s program must have been granted primacy. Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state’s application if the EPA questions the state’s jurisdiction over the ISR site.

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

Mining Permits

All uranium producing states have regulations governing the development, operation and closure of conventional and in-situ recovery mines. In New Mexico, the Mining and Minerals Division of the Energy, Minerals and Natural Resources Department is responsible for issuing permits under the authority of the New Mexico Mining Act of 1978. Well established regulations specify what information is necessary to support mine permit applications and a well-defined application review process. The primary focus of the agency’s review is to ensure that the proposed mine will protect the environment surrounding the mine area, comply with relevant environmental standards, and be reclaimed to a self-sustaining ecosystem or other approved post-mine land use. Application reviews require consultation with other state agencies, public notice and public hearing opportunities. In addition to mine permits, a discharge permit must be obtained from the New Mexico Environmental Department for mine facilities such as ore pads, waste rock piles and tailings impoundments.

In Texas, the Texas Commission on Environmental Quality (TCEQ) regulates uranium mining and issues the necessary license and permits.  URI holds a radioactive material license which covers Kingsville Dome, Rosita and Vasquez sites.  Each site has a class III injection permit also issued by the TCEQ.  Rosita and Vasquez permits have both been renewed in 2014, and the Kingsville permit is in the renewal process.  Within each area’s permit, the TCEQ also issues production area authorizations (PAAs).  Kingsville holds three PAAs, Rosita holds 4, and Vasquez holds 2 PAAs.  Each site also has class I non-hazardous injection permits for operation of waste disposal wells on site, which are regulated by the TCEQ as well.  All permits for the disposal wells are active.  In addition to the required state permits, the United States Environmental Protection Agency (USEPA) regulates the underground aquifers and requires areas with uranium mineralization to have that portion of the aquifer exempted before state mining permits are issued.   The aquifer exemptions for all three Texas sites have been issued.

Other

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

In addition to the costs and responsibilities associated with obtaining and maintaining permits and the regulation of production activities, we are subject to environmental laws (including but not limited to CERCLA, commonly known as Superfund) and regulations applicable to the ownership and operation of real property in general, including, but not limited to, the potential responsibility for the activities of prior owners and operators.

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of ISR or conventional mining, a site is decommissioned and reclaimed, and each well field is restored. Restoration involves returning the aquifer to its pre-development use. Reclamation involves removing evidence of surface disturbance. Restoration can be accomplished by flushing the ore zone with native ground water and/or using reverse osmosis to remove ions, minerals and salts to provide clean water for reinjection to flush the ore zone. Decommissioning and reclamation entails dismantling and removing the structures, equipment and materials used at the site during the ISR and restoration activities.

The Company is required by the State of Texas regulatory agencies to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $9.3 million to satisfy such regulatory requirements. The performance bonds relate primarily to our operations at our Kingsville Dome and Vasquez projects.

In February 2013, the Company secured a new source to satisfy its financial surety obligations for the Texas regulatory agencies. Previously, the Company had met its financial surety obligations through a combination of bank issued letters of credit (the “LOCs”) and bonds issued for the benefit of the Company. These financial surety arrangements required the Company to fully collateralize the face amount of the LOC’s and the bonds with short term investment vehicles. This requirement resulted in the Company posting $9.3 million in cash that was restricted for the purpose of collateralizing these obligations. The Company’s new financial surety arrangements are provided by Lexon Insurance Company (“Lexon”) in the form of bonds issued for the benefit of the Company. The amount of the bonds written by Lexon total approximately $9.3 million and the collateral requirements of these bonds require the Company to maintain 40% of the value of the bonds in the form of restricted cash. This change in collateral requirement occurred in April 2013 and reduced the amount of restricted cash required by the Company to $3.6 million and resulted in a corresponding increase in cash to the Company of $5.4 million.

We estimate that our restoration and reclamation liabilities for prior operations at Kingsville Dome, Vasquez, Rosita and the Crownpoint Project at December 31, 2014, are about $6.5 million, with a carrying value of $4.2 million recorded as a liability on our balance sheet as of December 31, 2014.

The Company’s financial surety obligations are reviewed and revised periodically by the Texas regulatory agencies. In New Mexico surety bonding will be required before commencement of uranium recovery operations and will be subject to annual review and revision by NRC and the State of New Mexico or the EPA.

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

COMPETITION

A primary area of competition is in the identification and acquisition of properties with high prospects of potential reserves. We compete with multiple exploration companies for both properties as well as skilled personnel. There is global competition for uranium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of uranium, there are a number of producing entities globally, some of which are government controlled and several of which are significantly larger and better capitalized than we are. Several of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

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

AVAILABLE INFORMATION

Our internet website address is www.uraniumresources.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may also obtain a printed copy of the foregoing materials by sending a written request to: Uranium Resources, Inc., 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112, Attention: Information Request, or by calling 303.531.0470. The information found on our internet website is not part of this or any report filed or furnished to the SEC.

ITEM 1A.  RISK FACTORS

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

As a result of low uranium prices, we ceased production of uranium in 2009. While we have limited reserves at our South Texas properties, we are not planning to commence production at any of our South Texas properties until the price of uranium is sufficient for profitable operations and shows a sufficient degree of sustainability to ensure we can amortize our restart costs.  Our ability to begin plant construction and wellfield development in New Mexico is subject to availability of financing and activation of our permits and licenses. In addition, we expect that we will need to secure significant capital for the development of our Churchrock project in advance of beginning development activities on the project. We do not have a committed source of financing for the development of our Churchrock project. There can be no assurance that we will be able to obtain financing for this project or our other New Mexico projects. Our inability to develop the New Mexico properties would have a material adverse effect on our future operations.

Until we begin uranium production, we have no way to generate cash inflows unless we monetize certain Company assets or through financing activities. Our future uranium production, cash flow and income are dependent upon the results of exploration as well as our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we cannot monetize certain Company assets or undertake financing activities, partner with another company that has cash resources, find other means of generating revenue other than uranium production and/or access additional sources of private or public capital, we may not be able to remain in business and our stockholders may lose their entire investment.

Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium prices makes long-range planning uncertain and raising capital difficult.

Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate URI’s business at a level that will permit us to cover our fixed costs or to remain in operation.

If we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We had approximately $5.6 million in cash at December 31, 2014 and approximately $8.8 million as of March 19, 2015. On average, the Company expended approximately $1.0 million of cash per month during 2014 and expects to spend $0.7 million per month during the balance of 2015. There can be no assurance that the Company will be able to obtain additional capital after it exhausts its current cash. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing stockholders. If the Company borrows money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

As of March 19, 2015, approximately 29.6 million shares of our common stock were outstanding, all of which, except for the shares owned by RCF, are freely transferable. As of March 19, 2015, approximately 0.2 million shares of our common stock were reserved for issuance upon the exercise of outstanding options, 0.5 million shares of our common stock were reserved for issuance upon the vesting of outstanding restricted stock units, approximately 3.1 million shares of our common stock were reserved for issuance upon conversion of amounts outstanding under the RCF loan agreement and approximately 2.2 million shares of our common stock were reserved for issuance upon the exercise of warrants issued in connection with the closing of the Securities Purchase Agreement on March 6, 2015. The availability for sale of a large amount of shares by any one or several stockholders and the potential sale of shares issued upon the vesting or exercise of outstanding options, restricted stock units and warrants may depress the market price of our common stock and impair our ability to raise additional capital through the public sale of our common stock. We have no arrangement with any of the holders of the foregoing securities to address the possible effect on the price of our common stock of the sale by them of their shares.

Approximately 23.5% of our common stock is owned by a significant stockholder that may acquire additional shares.

As of March 19, 2015, approximately 23.5% of our common stock is owned by Resource Capital Fund V L.P. (“RCF”). In addition, under the terms of the RCF loan agreement, RCF has the right to acquire an additional 3.1 million shares of our common stock upon conversion of the $8.0 million currently drawn under the loan agreement, which would increase RCF’s ownership to 30.6% of our common stock.  In addition, under a stockholders’ agreement between RCF and the Company, RCF is entitled to have two designees placed in nomination for a seat on the Board, and RCF has the right to participate in future equity offerings by the Company in proportion to its percentage ownership (assuming conversion of amounts drawn under the RCF loan agreement) of the outstanding shares of our common stock.

Because of RCF’s ownership of URI common stock, RCF has the ability to exercise a substantial degree of control over matters requiring stockholder approval. Those matters include the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions difficult without the support of RCF, including transactions in which other stockholders might otherwise receive a premium for their shares over the then-current market price. In addition, RCF could privately sell control of the Company without other stockholders realizing any change-of- control premium. RCF may also have other interests that are different from, in addition to or not always consistent with the Company’s interests or with the interests of other stockholders.

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

We are subject to the requirements of the Sarbanes-Oxley Act of 2002, particularly Section 404, and the applicable SEC rules and regulations that require an annual management report on our internal controls over financial reporting. The management report includes, among other matters, management’s assessment of the effectiveness of our internal controls over financial reporting.

We previously identified a material weakness in our internal control over financial reporting as of December 31, 2012 and we may not be capable of maintaining an effective system of internal control in the future. Our ability to identify and remediate any material weaknesses in our internal controls could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations, and assets, assess and manage our operational, regulatory and financial risks, and integrate any acquired businesses. Any failures to ensure full compliance with internal control and financial reporting requirements in the future could result in a restatement, cause us to fail to timely meet our reporting obligations, delay or prevent us from accessing the capital markets, and harm our reputation and the market price for our common stock.

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

In April 2012, the Nation’s Division of Natural Resources issued a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the “NOV”) against the Company’s subsidiary Hydro Resources, Inc. (“HRI”). The NOV assessed a $50 civil assessment for alleged trespass on Section 9, Township 16 North, Range 16 West, N.M.P.M. (“Section 9”), which is land held in trust by the United States for the benefit of the Nation (“Trust Lands”). The NOV stated that HRI’s Section 8 Churchrock property cannot be reached from New Mexico State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property. The NOV demanded that HRI cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI either (i) provided documentation of a validly existing right-of-way or easement; or (ii) obtained an appropriate right-of-way from the Nation. On July 19, 2012, HRI and the Nation resolved the NOV by entering into a Temporary Access Agreement (please see Item 3: “Legal Proceedings” for further information).

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

We may enter into acquisitions or other material transactions at any time.

We are regularly engaged in a review of opportunities to acquire properties, to partner with other companies on projects or to acquire or merge with companies. We currently, and generally at any time, have such opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and participation in discussions or negotiations for acquisitions. Any such acquisition could be material to us. We could issue common stock or incur additional indebtedness to fund our acquisitions. Issuances of common stock may dilute existing stockholders. In addition, any such acquisition or other transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project or the jurisdictions in which the project is located. We could enter into one or more acquisitions or other transactions at any time.

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

Restoration and reclamation costs for environmental liabilities may exceed the provisions we have made.

Natural resource companies are required to close their operations and rehabilitate the lands in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate restoration and reclamation costs for uranium operations are significant and based principally on current legal and regulatory requirements and closure plans that may change materially. Any underestimated or unanticipated restoration and reclamation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized restoration and reclamation liability becomes known, or a previously estimated restoration or reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income in the related period.

The laws and regulations governing restoration and reclamation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations.

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

Reserve and other mineral resource calculations are estimates only, and are subject to uncertainty due to factors including the price of uranium, inherent variability of the ore and recoverability of uranium in the recovery process.

The calculation of reserves and mineral resources tons and grades are estimates and depend upon geological interpretation and geostatistical relationships or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves and mineral resources and their corresponding grades. Until reserves and mineral resources are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and mineral resources may vary depending on the price of uranium. Any material change in the quantity of reserves, mineral resources, mineralization or grade may affect the economic viability of our properties.

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

Competition from better-capitalized companies affects prices and our ability to acquire both properties and personnel.

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

In order to finance our future production plans and working capital needs, we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. We currently have no authorized preferred stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

PROCESSING FACILITIES

Kingsville Dome

Our Kingsville Dome property is located in Kleberg County and is on a leased tract of land approximately eight miles southeast of Kingsville, Texas. The project was constructed in 1987 as an up-flow uranium extraction circuit, with complete drying and packaging facilities within the recovery plant. Kingsville Dome produced from 1988 through 1990, from 1996 to 1999 and most recently from 2007 through 2009. Two independent resin processing trains and elution systems are part of the plant’s processing equipment, and it also has a single drying circuit. As currently configured, the Kingsville Dome plant has a production capacity of 800,000 pounds of U3O8 per year.

Production at Kingsville Dome was shut down in 2009 and the plant has been in a standby status since that time. The plant has two 500 gallon per minute reverse osmosis systems for groundwater restoration.  The first unit was idled in 2010 and the second unit was idled in January of 2014, when ground water restoration was completed. The plant can serve as a processing facility that can accept resin from multiple satellite facilities.

In addition to the processing plant there are also four satellite ion exchange systems in the project area.  Each of the satellite systems is capable of processing 900 gallons per minute of ISR fluids from well fields, and these satellite plants can be relocated to alternate extraction sites as needed. As is the case with the main plant, the satellite facilities have been on standby since 2009.

Rosita

Our Rosita uranium processing plant is located in Duval County, on a 200 acre tract of land owned by the Company. The facility is located in south Texas, about 22 miles west of the town of Alice. The plant was constructed in 1990, and was originally designed to operate as an up-flow extraction facility, in a similar manner to our Kingsville Dome plant.  Resin was processed at the Rosita plant, and the recovered uranium was precipitated into a slurry, which was then transported to Kingsville Dome for final drying and packaging. Production through the Rosita plant began in 1990 and continued until 1999, when it was placed on standby.  In 2007-2008 upgrades were made to the processing equipment and additions to the facility were installed, including revisions to the elution and precipitation circuits and the addition of a full drying system.  Construction terminated when the plant was 95% complete, due to production and price declines.  We anticipate that the plant will have an operating capacity of 800,000 pounds of U3O8 per year.

One satellite ion exchange system is in place at the Rosita project, but only operated for a short period of time in 2008.  Loaded resin from the Rosita satellite unit was shipped to Kingsville Dome for processing.

Vasquez

The Vasquez uranium project is located in Duval County, a short distance northwest of the town of Hebbronville on a leased tract of land that is being held until final restoration is complete. The Vasquez ISR mine was constructed in 2004. Uranium recovered from wellfields at the Vasquez project was partially processed through a satellite ion exchange system, capable of 1,200 gallons per minute extraction, and final uranium recovery was undertaken at the Kingsville Dome plant. In addition to the satellite recovery equipment, there is a 500 gallon per minute reverse osmosis system that has been utilized in our groundwater restoration efforts, which were completed in January, 2014. Uranium recovery efforts at the Vasquez project took place between 2004 and 2008.

San Antonio
10
Karnes County District
Butler Ranch
Jack Pump
35
37
Nell
Ray Point District
South Texas Uranium Province
Clay West District
Rosita Processing Facility
Corpus Christi
Sejita Dome
Vasquez
Kingsville Dome Processing Facility
South Duval County Mineral Belt
Alta Mesa Este
URI Project
Competitor Project
Former Mine
0
20
Miles
N
Texas Properties Location Map

SOUTH TEXAS PROPERTIES AND EXPLORATION PROJECTS (Figure 2.1)

We currently control three production properties and five exploration projects in the state of Texas, all of which are located in the South Texas uranium province, an arcuate belt of uranium deposits that extends from near the Texas-Mexico border on the south to an area southeast of the city of San Antonio on the northeast. The belt parallels the present-day coast of the Gulf of Mexico, and is approximately 160 miles long and up to 35 miles in width. The Kingsville Dome, Rosita and Vasquez properties are owned by the Company’s wholly owned subsidiary, URI, Inc. and the Alta Mesa Este, Butler Ranch and Sejita Dome exploration projects are owned by the Company’s wholly owned subsidiary, Uranco, Inc.  The Kingsville Dome, Rosita and Vasquez production properties are shown in Figure No. 2.1 and are described below.

From 1988 to 1999 we produced approximately 6.1 million pounds of uranium from the Kingsville Dome and Rosita uranium deposits, and from 2004 to 2009, Kingsville Dome, Rosita and Vasquez produced an additional 1.4 million pounds of U3O8.

1717
2619
1118
37
Corpus Christi
Kingsville Dome
URI Controlled Mineral Rights
Plant Location
Paved Road
Gravel Road
Stream
N
0
0.5
Mile
Kingville Dome Project
Duval County, Texas

Kingsville Dome Project, Kleberg County, Texas (Figure 2.2):

The Property.  The Kingsville Dome project is located in central Kleberg County, South Texas, approximately 35 miles southwest of the city of Corpus Christi and eight miles southeast of the town of Kingsville. The property consists of mineral leases from private landowners covering approximately 2,434 gross and 2,227 net acres of mineral rights. The leases are held through the payment of annual rents, and the leases provide for the payment of production royalties, ranging from 6.25% to 9.375%, based upon uranium sales from the respective leases. The leases have expiration dates ranging from 2000 to 2007, however we continue to hold most of these leases through our ongoing restoration activities. With a few minor exceptions, the leases contain clauses that permit us to extend the leases not held by production by payment of a royalty ranging from $10 to $30 per acre.

Suitable electrical power is present at the site of the Kingsville Dome process plant, and additional power lines throughout the areas of the wellfields throughout the project area.

Accessibility. Access to the Kingsville Dome process facility is very good from an improved company-owned private road that connects with Texas Farm to Market Road 1118 about eight miles southeast of Kingsville, Texas, and about four miles east of U.S. Highway 77 at the town of Ricardo. Numerous county and ranch roads, some of which are only intermittently maintained, provide access to all of the project area.

History.  Initial production from the Kingsville Dome uranium deposit commenced in May 1988. From the onset of production until July, 1999 we produced a total of 3.5 million pounds of U3O8. Production was suspended in July, 1999 due to depressed uranium prices, but resumed in April, 2006. Production in 2006 was 94,100 pounds of U3O8, 338,100 pounds in 2007, 252,000 pounds in 2008 and 56,000 pounds in 2009. The Kingsville Dome Project currently contains immaterial reserves that have yet to be produced.  We have not produced any uranium at the Kingsville Dome project since 2009.

Project Geology: Uranium mineralization at the Kingsville Dome project occurs as roll-fronts hosted in porous and permeable sandstones of the Goliad Formation at depths ranging from 600 to 750 feet below the surface. Uranium mineralization at the project is localized along the southwestern to northern flanks of the Kingsville Dome geological feature, which also hosts oil and gas deposits in geological units that are situated well below the Goliad Formation sandstones.  We do not control such oil and gas deposits.

Restoration and Reclamation.  The Company completed the groundwater restoration program during 2013 and entered the required stabilization period.  As a result, the Company did not incur any costs related to restoration and reclamation activities during 2014.  During 2013 we conducted restoration activities on the Kingsville Dome project, as required by our permits and licenses, spending approximately $1.0 million on restoration activities.

There are three Texas Commission on Environmental Quality (“TCEQ”) authorized production areas at the Kingsville Dome project. In 2012, restoration was completed within ten wellfields located in production areas 1 and 2. In 2013, URI, Inc. continued to sample and observe the wellfields in production areas 1 and 2 during a stabilization period required by TCEQ rules, and on October 15, 2013 we declared to TCEQ that groundwater restoration was complete in production areas 1 and 2. Groundwater restoration for production area 3 was conducted throughout 2013, completed in December 2013 and simultaneously placed into stability. Subject to regulatory approval, groundwater restoration is completed for the entire project. Since we began our groundwater activities in 1998, we have processed and cleaned approximately 2.6 billion gallons of groundwater at the Kingsville Dome project.

Permitting Status.  A radioactive material license issued by the Texas Commission on Environmental Quality (TCEQ) is in timely renewal. On September 26, 2012, we filed the requisite application for renewal of our underground injection control permit, and on December 12, 2012, we filed an amendment to the application that would provide for resumption of uranium recovery activities. As new areas are proposed for production, additional authorizations under the area permit would be required.

35
37
Rosita
Corpus Christi
Laredo
44
3196
URI Permit Boundary
URI Controlled Mineral Rights
Plant Location
Mineralized Zone
Paved Road
Gravel Road
N
0
0.5
Mile
Rosita Project
Duval County, Texas

Rosita Project, Duval County, Texas (Figure 2.3)

The Property. The Rosita project is located in north-central Duval County Texas, about 14 miles southeast of the town of Freer and 60 miles west-northwest of the city of Corpus Christi. Our property holdings consist of mineral leases from private landowners covering approximately 3,377 gross and net acres of mineral rights. The nearby Rosita South property (also known as the Cadena area) consists of mineral leases from private land owners on approximately 1,795 gross and 1,479 net acres. The leases provide for payment of sliding scale royalties that are based upon the price of uranium and range from 6.25% to18.25% of uranium sales produced from the leased lands. Under the terms of the leases lands can be held after the expiration of their primary term through restoration and reclamation activities. The leases have expiration dates ranging from 2012 to 2015, and we hold these leases by payment of annual property rental fees ranging from $10 to $30 per acre.

Accessibility. Access to the Rosita project and process facility is good, from an improved company-owned private drive that connects with an unpaved but maintained county road, which in turn connects with to Texas Farm to Market Road 3196 about one mile northeast of the intersection of State Highway 44 and FM 3196 in Duval County.

Electrical power for the Rosita project is readily available, with an industrial-scale power line extending to the Rosita process plant.

History.  Initial production of uranium from the Rosita project, utilizing the ISR process, commenced in 1990, and continued until July 1999. During that time we produced 2.64 million pounds of U3O8. Production was halted in July of 1999 due to depressed uranium prices, and resumed in June 2008 Technical difficulties coupled with a sharp decline in uranium prices led to the decision to terminate activities in October 2008, after the production of 10,200 pounds of U3O8. We have had no production from the Rosita project since that time.

Project Geology. Uranium mineralization at the Rosita project occurs as roll-fronts hosted in porous and permeable sandstones of the Goliad Formation, at depths ranging from 125 to 350 feet below the surface.

Restoration and Reclamation.  The Rosita project is comprised of four TCEQ authorized production areas. Production areas 1 and 2 are depleted, and groundwater restoration has been completed to regulatory standards. Production areas 3 and 4 contain limited uranium reserves that have yet to be produced. Production areas 1 and 2 consist of seven wellfields whose groundwater has been restored by the circulation and processing of approximately 1.3 billion gallons of reverse osmosis treated water. In 2013 we completed the final phase of TCEQ required stabilization in production areas 1 and 2. The Company began plugging wells in production areas 1 and 2 in 2014 and expects to complete these activities in 2015.  During 2014, the Company incurred costs relating to the plugging and abandonment of the aforementioned production areas of approximately $463,000

Permitting Status.  A radioactive material license issued by the Texas Commission on Environmental Quality (TCEQ) is in timely renewal.  On August 30, 2012, we filed the requisite application for renewal of our underground injection control permit and was issued on October 20, 2014. Production could resume in areas already included in existing production area authorizations. As new areas are proposed for production, additional authorizations under the permit will be required.

Vasquez Project, Duval County, Texas (Figure 2.4)

The Property.  Our Vasquez project is located in southwestern Duval County, Texas, about seven miles north-northwest of the town of Hebbronville and 100 miles southwest of Corpus Christi. The property consists of a mineral lease on 872 gross and net acres. While the primary term of the mineral lease expired in February 2008, we continue to hold the lease by production and restoration. We pay an annual rental fee to the property owner, and the lease provides for the payment of a sliding-scale production royalty of 6.25% of uranium sales below $25.00 per pound, increasing to 10.25% for uranium sales occurring at or above $40.00 per pound of U3O8.

Accessibility. Access to the Vasquez project area is good from a Company-owned and improved private drive to an improved ranch road to Texas State Highway 59 northwest of Hebbronville.

Adequate electrical power is available in the project area, with a power line extending onto the property to service our facilities at the Vasquez project.

History.  We commenced production from the Vasquez project in October 2004, but we have had no production from the Vasquez project since 2008.

Project Geology. Uranium mineralization at the Vasquez project occurs as roll-fronts within porous and permeable sandstones the Oakville Formation, at depths ranging from 200 to 250 feet below the surface.

Restoration and Reclamation.  We conducted restoration and reclamation activities at the Vasquez project through 2013 and as of 2014 are in the required stabilization period.  As a result, the Company did not have a significant outlay of cash related to restoration activities during 2014. We spent approximately $625,000 in 2013 for such activities.

The Vasquez project consists of two authorized production areas. Production area 1 consists of five wellfields. Production area 2 consists of two wellfields. At the end of 2013, restoration was completed at all wellfields in production areas 1 and 2.  In 2014, both production areas have been placed into stability. Subject to regulatory approval, groundwater restoration is completed for the entire project. Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 640 million gallons of groundwater at the Vasquez project.

Permitting Status. A radioactive material license issued by the Texas Commission on Environmental Quality (TCEQ) is in timely renewal. On July 10, 2012 we filed the requisite application for renewal of our underground injection control permit. On September 23, 2014, the renewal was issued by the TCEQ.

35
Corpus Christi
Laredo
Alta Mesa Este
2
69
430
755
Target Area
URI Controlled Mineral Rights
Paved Road
Gravel Road
N
0
1
Mile
Alta Mesa Este Project
Brooks County,Texas

Alta Mesa Este Exploration Project, Brooks County, Texas (Figure 2.5)

The Property. Our Alta Mesa Este exploration project was acquired by the Company in late 2014 as part of an exchange of property interests with Rio Grande Resources. Our property holdings in the project area include six leases covering approximately 2,916 gross, or 2,841 net acres of mineral rights. The leases are held through the payment of annual rental fees, which range from $20 to $50 per acre. Any production derived from the properties would be subject to the payment of production royalties of 10% of the gross sales. All of our leases are within a single contiguous block of land.

Accessibility. Our Alta Mesa Este project is located in central Brooks County, Texas, about 110 miles southwest of Corpus Christi and 60 miles north of McAllen.

Access to the immediate project area is via a maintained service road for numerous oil and gas wells and a nearby uranium mine. This access road connects with Texas Farm to Market Road 755 (a paved highway) about four miles south of the project area.

There are numerous industrial grade electric lines in the area that provide service to oil and natural gas facilities and the nearby Alta Mesa mine and processing plant of Mestena Uranium.

History. While there has not been any uranium production from our properties, a portion of the lands were drilled by Chevron Resources, and later Total Petroleum, as part of a regional exploration program that resulted in the discovery of the nearby Alta Mesa mine.

Project Geology. Uranium mineralization at our Alta Mesa Este exploration project occurs as roll-fronts within sandstones of the Goliad Formation. Historical exploration drilling carried out primarily by Chevron Resources partially outlined a zone of mineralization that has a length of about 1.5 miles and is present at a depth of about 450 to 525 feet below the surface. From the data that is available to us it appears that the mineralization on our properties may be part of a larger, more regional system that includes the nearby Alta Mesa mine. Uranium mineralization at the Alta Mesa mine is also hosted in the Goliad Formation.

Permitting Status. We received an exploration drilling permit for the Alta Mesa Este project in February 2015 from the Texas Railroad Commission.

791
1344
1144
San Antonio
10
35
Butler Ranch
37
Corpus Christi
URI Controlled Mineral Rights
Target Area
N
0
1
Mile
Butler Ranch Project
Karnes County, Texas

Butler Ranch Exploration Project, Karnes County, Texas (Figure 2.6)

The Property. We acquired the Butler Ranch uranium exploration project from Rio Grande Resources in 2014, as part of a larger property exchange with them. Our property is comprised of nine fee leases that cover an area of about 2,653 gross or 2,592 net acres of mineral rights. We can hold the leases by payment of annual rental fees, ranging from $10 to $25 per acre. Each of the leases makes provision for the payment of royalties of 10% of sales to the property owners. Leases have initial terms of 8 to 10 years and have provisions to “hold by drilling” and identifying uranium mineralization on the specific properties.

Accessibility. The Butler Ranch project is located in the southwestern end of Karnes County, Texas, about 45 miles southeast of the city of San Antonio, and 12 miles northwest of the town of Kenedy. Numerous paved state and federal highways are present within close proximity of the project area, and maintained farm and oilfield access roads cross all parts of the project.

Numerous electrical lines, many of which are of industrial grade to service oil and gas production facilities are present throughout the area of the project.

History. The project is situated in the western end of the Karnes County uranium mining district, which was one of the largest uranium production areas in Texas. Numerous open pit mines were developed and operated in the area, including important production operations by Conoco, Susquehanna-Western, Pioneer Nuclear, and Chevron Resources. The historic uranium activities focused upon deposits that were situated above the water table, and the mineralization recovered from the open pit mines was processed in conventional mills owned and operated by Conoco, Susquehanna-Western, Pioneer Nuclear and Chevron Resources.

There has not been any uranium production from these properties.

Project Geology. Uranium mineralization at Butler Ranch occurs primarily in the form of roll-front deposits hosted mostly in sandstones of the Jackson Group, including the Deweesville and Stones Switch units. Some mineralization in the area occurs as tabular bodies associated with lignite (carbonaceous material) or in somewhat permeable units in the Conquista Clay as well.

Historical mining activities in the project area focused upon deposits that were positioned above the water table, while our targets are situated below the water table and may be suitable for in-situ recovery methods.

Permitting Status. We received an exploration drilling permit for the Butler Ranch project in February 2015 from the Texas Railroad Commission.

Corpus
Christi
37
Sejita
Dome
339
3249
Laborcitas Creek
URI Controlled Mineral Rights
Stream
Paved Road
Gravel Road
N
0
1
Mile
Sejita Dome Project
Duval County, Texas

Sejita Dome Exploration Project, Duval County, Texas (Figure 2.7)

The Property. Our Sejita Dome exploration project is located in southern Duval County, Texas, about 18 miles east of the town of Hebbronville and approximately 90 miles southwest of Corpus Christi. We obtained the project as part of a property exchange with Rio Grande Resources in 2014. The project area is comprised of fifteen partly contiguous fee (private) mineral leases covering an area of 3,263 gross or 2,176 net acres. The leases are held through the payment of annual rental fees ranging from $10 to $75 per acre. Uranium production from the leased lands is subject to the payment of fixed-rate or sliding scale royalties that range from 4.5% to 20% of sales price.

Accessibility. The project area is comprised of gently rolling countryside, much of which has been cleared of brush and trees for grazing and farming purposes. Accessibility to the overall project area is good, via Texas highway 285, and several paved or maintained gravel roads that traverse project lands.

Power lines are present along the public roads in the project area, and electrical lines are present to service some oil wells within several of our leases.

History. Although situated near the eastern end of the South Duval uranium belt, there has never been any uranium production from the Sejita Dome project area. Several companies, including Elf-Aquitaine, Texasgulf, Coastal States and others carried out exploration drilling programs on lands in the general project area during the 1970s and early 1980s and several identified zones of uranium mineralization in the area.

Project Geology. Uranium mineralization at our Sejita Dome exploration project occurs as roll-front style mineralization in sandstone units of the Goliad Formation. Mineralized areas, as identified from historical data, occur along the flanks of Sejita Dome, a geologic feature that has similarities to our Kingsville Dome project.

Permitting Status. We do not hold any permits for either exploration drilling or uranium production from the Sejita Dome project.

Western U.S.
Nose Rock
Crownpoint
Churchrock
Gallup
West Largo
Ambrosia Lake
Roca Honda
Juan Tafoya
40
25
Cebolleta
Grants
Albuquerque
N
URI Project
0
14
Miles
New Mexico
Properties Location Map

NEW MEXICO PROJECTS (Figure 2.8)

General

We hold a significant portfolio of properties throughout the extent of the Grants mineral belt of west-central New Mexico (see Figure 2.8 below). Included within our New Mexico property portfolio are fee surface and mineral rights that we own, unpatented lode mining claims leased from a third party, fee surface and mineral rights leased from third parties and owned patented and unpatented lode mining claims. Collectively, this property position represents one of the largest mineral rights holdings in the Grants mineral belt.

The Grants mineral belt is an approximately 100 mile long northwesterly trending belt of sandstone-hosted uranium deposits that historically have been the largest source of uranium production in the United States. During the period of mining activity in the Grants mineral belt, generally between the early 1950’s and the mid-1980’s, more than eighty underground and open pit mines were developed and operated by several mining companies. At various times during the productive life of the Grants mineral belt, as many as six uranium processing mills were built and operated by The Anaconda Company, Homestake Mining Company, Kerr-McGee, Phillips Petroleum, Sohio Western and United Nuclear.

To date we have expended approximately $15.1 million on permitting and associated activities and studies relating to permitting efforts on our New Mexico properties. Additional expenditures, at a level that we are not yet able to estimate, but could be material, will be required in order to advance our various projects in this area. Future expenditures could be material, and will be incurred over a period of several years.

Ambrosia Lake Project (Figure 2.9)

General. Our Ambrosia Lake project is situated in the east-central part of the Grants mineral belt of west-central New Mexico, about 20 miles north of the town of Grants and approximately 63 miles west-northwest of the city of Albuquerque. Our properties lie within the Ambrosia Lake mining district, which historically was the largest and most significant uranium mining area in the United States.

Numerous mining companies discovered, developed and operated underground uranium mines on and adjoining our properties, including Homestake Mining Company, Kerr-McGee Nuclear, Phillips Petroleum, and United Nuclear Corporation. Production commenced in the mid-1950s and continued into the early 1980s. There are no operating uranium mines in the Ambrosia Lake area at this time, and many of the former operating properties have been reclaimed and restored.

The Property. We own or lease mineral rights covering an area of approximately 24,655 acres, including about 705 acres of unpatented lode mining claims leased from a third party, and 23,949 acres of fee minerals that are owned by the Company. We do not own any surface rights within the project area.

The mining claims at our Ambrosia Lake project are part of a larger lease that also includes claims at the nearby Roca Honda property. Lease provisions included an initial payment of $315,000 on signing of the lease, payments of $100,000 in February 2007 and February 2008 (all of which were previously made), and obligations to pay $75,000 per year thereafter through the term of the lease. The lease has a primary term of ten years, but may be extended up to an additional 65 years provided that advance payments or production royalty payments are made annually. The lease may be terminated at any time without further payment obligations. A 5% production royalty, based on the gross market value of all minerals extracted, is payable for any production from the leased properties. The lease also includes a provision that the Company pay the annual maintenance fee, presently set at $155 per claim, to the US Bureau of Land Management (the “BLM”).

Accessibility. The Ambrosia Lake project area is readily accessible from Albuquerque and the nearby town of Grants through a network of all-weather federal (US Interstate Highway I-40) and State (NM-605 and NM-508) paved highways, as well as a series of privately-owned ranch roads that may become impassable for short periods of time after rain or snow storms. A major east-west transcontinental line of the BNSF Railroad which parallels Interstate Highway 40 is present at the town of Grants, about 16 miles south of the project area, and regularly scheduled air service is available at Albuquerque.

Suitable electrical power is available within the project area.

History.  The Ambrosia Lake project area is the site of a large number of underground uranium mines that were the result of successful exploration and development programs that began in the mid 1950’s. Mineral exploration and development programs (including underground mining and large-scale milling) continued into the early 1990’s. During that period of time nearly 190 million pounds of U3O8 were produced from sandstone and limestone-hosted deposits in the district, and a significant amount of uranium mineralization reportedly remains in place in the district. During the period of operation of the Ambrosia Lake mining district, underground uranium mines were discovered, developed and operated by numerous companies, including Homestake Mining Company, Kerr McGee Nuclear, Phillips Petroleum, Ranchers Exploration, United Nuclear/UNC Resources, and others.

Lands that comprise our Ambrosia Lake Project have been explored by several firms (including Homestake Mining, Kerr-McGee, and United Nuclear Corporation) periodically since the mid 1950’s, and numerous exploration holes have been drilled on our properties. Much of the drilling and related technical data from these historical programs is in our possession.

We have previously carried out short drilling programs on properties within the Ambrosia Lake project area, but we have not undertaken any physical work on the Ambrosia Lake properties since 2011.

Project Geology. Uranium deposits in the Ambrosia Lake project area are primarily hosted in porous and permeable sandstones of the Westwater Canyon Member of the Jurassic age Morrison Formation, and to a lesser extent in the Poison Canyon sandstone, also a unit of the Morrison Formation. The individual uranium deposits of the Ambrosia Lake mining district occur as small to large-scale generally flat-lying tabular bodies that are from less than one to upwards of 10 feet or more in thickness, tens to a few hundred feet in width, and from hundreds to a few thousand feet in length. Many of the deposits are associated with organic carbon compounds (“humate”), and their overall geometry mimics the trends of the channel-type sandstones that host the mineralization; consequently these are referred to as “trend-type” deposits. “Trend” deposits are generally aligned in a northwest-southeast orientation. Re-working of “trend-type” deposits by oxidizing groundwater in some cases resulted in the mobilization and subsequent redistribution of uranium mineralization into irregular-shaped deposits that are referred to as “stack” or “redistributed” deposits. The “redistributed” deposits have considerably less organic material associated with the uranium mineralization, and tend to be of a lower grade than the “trend” deposits, but both styles of mineralization were very important sources of uranium.

Permitting Status. The Company previously held permits to carry out exploration drilling projects at two separate locations in the Ambrosia Lake area, but both permits have been allowed to lapse. We do not hold any permits to undertake mining at any of our Ambrosia Lake properties.

T 11 N
T 10 N
R 5 W
R 4 W
SEBOYETA
BIBO
MOQUINO
PAGUATE
279
Cebolleta
Albuquerque
40
25
Area III
Sohio
Area IV
Area II
Area I
Area V
St. Anthony
Jackpile (Anaconda)
Woodrow (Anaconda)
Paguate (Anaconda)
H-1 Laguna (Anaconda)
URI Controlled Mineral Rights
Shaft
Mineralized Zone
N
0
1/2
1
Mile
Cebolleta Project
Cibola County
New Mexico

Cebolleta Project (Figure 2.10)

General. Our Cebolleta project is located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque. It is situated in the Laguna mining district, an area that has seen considerable uranium mining activity since the 1950s.

The Property. In March 2007, Neutron Energy, Inc. (“Neutron”) (then operating as Cibola Resources LLC, or “Cibola”, both of which are now a wholly-owned subsidiaries of the Company) entered into the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a privately held land grant, to lease the Cebolleta property, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties ranging from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides us with the right to explore for, mine, and process uranium deposits present on the Cebolleta Property. In February 2012, Cibola entered into an Amendment of its Mining Lease Agreement (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2015. In addition, the date may be further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deductions to the recoverable reserve payment.

Accessibility. The Cebolleta project is situated in the eastern-most portion of Cibola County, New Mexico. It is located approximately 45 miles west-northwest of the city of Albuquerque, and about 10 miles north of the town of Laguna. A major transcontinental highway (US Interstate Highway I-40) traverses the region about 12 miles south of the project  and a well-maintained State of New Mexico paved highway, New Mexico State Highway 279 connects I-40 at the village of Laguna with the settlement of Seboyeta, which is located approximately four miles northwest of the project. An all-weather graded gravel road and several private roads of varying quality cross the project lands and provide access to nearly all parts of the project area. During periods of precipitation access to the immediate project area on the unmaintained private roads may be hindered due to muddy ground conditions, but these events are normally of short duration.

One power line is present at the north end of the project area, and a major high voltage electrical transmission line and sub-station are present approximately five miles northeast of the main part of the project area.

History. Parts of the Cebolleta project were developed as open pit and underground mines, and uranium was produced from the project area during the 1960s, through the early 1980s. Initial production was attained from a small underground mine in the St. Anthony area developed by Climax Uranium in the 1950s. The project was revitalized in the mid-1960s after various leases were acquired by United Nuclear, who also conducted an extensive exploration program on the property, and subsequently developed two open pit and one underground mine on the southern part of the project area. United Nuclear ceased uranium production from their holdings in the project area in 1979.

Sohio Western Mining and Reserve Oil and Minerals carried out an extensive exploration drilling program on lands that comprise the northern part of the current Cibola project area, and subsequently discovered five discrete uranium deposits. Sohio developed one underground mine, and constructed a uranium processing mill on a nearby parcel of land the early to mid-1970s. Sohio operated the mine and mill complex until it was shut down in 1981. There has been no uranium production from the property since 1981.

Project Geology. The Cebolleta project is the site for six sandstone-hosted uranium deposits that occur as discrete flat-lying tabular bodies of uranium mineralization that are hosted within the Jackpile sandstone unit of the Jurassic-age Morrison Formation. The mineralized bodies are contained within channels in the Jackpile sandstone, and are found at depths ranging from approximately 250 to 850 feet below the surface. The deposits are situated above the local and regional water tables.

Development Plan.  The Company completed a Technical Report for the Cebolleta project in April 2014. Based on the quantity and quality of the mineral resource, the Technical Report recommends that we advance the Cebolleta Project to a Preliminary Economic Assessment or scoping level study. The Cebolleta Technical Report recommended proceeding with the next step of “confirmation drilling” with the objective of raising the confidence levels of a significant portion of the mineral resources. Another recommendation in the Technical Report was to drill and develop an initial resource model and mineral resource estimate for the historic St. Anthony mine area. Under our current cash conservation measures and business priorities, we are not contemplating any current work at Cebolleta.

Permitting Status. The Company holds a Sub-part 4 Exploration Permit (CI014ER-R3), issued by the Energy, Minerals and Natural Resources Department of the State of New Mexico for drilling at the Cebolleta project.

T 17 N
T 16 N
R 17 W
R 16 W
Mancos Deposit
Churchrock Deposit
Church Rock
State Highway 566
Pinedale Road
Arizona
New Mexico
Churchrock
Gallup
40
Grants
URI Controlled Mineral Rights
Mineralized Zone
N
0
1/2
1
Mile
Churchrock Project
McKinley County
New Mexico

Churchrock Project, McKinley County, New Mexico (Figure 2.11)

General. The Churchrock project is situated at the western-most extent of the Grants mineral belt in McKinley County, western New Mexico. The project lands are located approximately 13 miles northeast of the town of Gallup and 110 miles west-northwest of the city of Albuquerque. The project covers much of the southern portion of the Church Rock mining district, where numerous companies carried out extensive exploration programs in the 1950s through the 1970s. The Church Rock district was the site of several large-scale underground uranium mines that were developed between the late 1950s and the 1970s and operated primarily by Kerr-McGee and United Nuclear. There are no active mining operations in the Church Rock district at this time. Additionally, United Nuclear constructed and operated a uranium processing mill north of our properties, but this facility is no longer in operation.

Access to the project area is good. New Mexico State Highway 566, which is a paved two lane highway that crosses the eastern part of the project area, connects with US Interstate Highway I-40 at the village of Church Rock, approximately six miles to the south of our properties. Several maintained and unmaintained paved and dirt roads and trails connect with Highway 566 and traverse much of the project area.  The Navajo Nation has challenged the right of the Company to access Section 8 of the Churchrock project by crossing certain Nation trust lands (please see Item 3: “Legal Proceedings”). Various electrical lines are present in the immediate vicinity of the project area.

The Property.  We hold an extensive property position in the Churchrock mining district, including patented and unpatented lode mining claims and deeded mineral rights. The principal areas of uranium mineralization, the Mancos and Sections 8 and 17 (also known as the Church Rock deposit) deposits, are situated on two separate tracts that we own, and these cover an area of approximately 3,458 gross and net acres. None of the lands that comprise the Churchrock project are situated on the Navajo Reservation.

The surface estate on Section 17, T. 16 N.,  Section 13, T. 16 N, R. 17 W. and Section 7, T. 16 N., R. 16 W. is owned by the U.S. Government and held in trust for the Navajo Nation. On those sections, we have royalty obligations ranging from 5% to 25% and a further 2% overriding royalty obligation to the Navajo Nation, as provided for in previously existing agreements. The unpatented lode mining claims situated in Section 12, T. 16 N., R. 17 W. are subject to a fixed 6 ¼% gross royalty and a sliding-scale royalty ranging from 5% to 25% that is based upon the selling price of uranium concentrate derived from the property. The mining claims situated in Section 8, T. 16 N., R. 16 W. are subject to two separate royalties, the sliding scale royalty that ranges from 5% to 25% (based upon the selling price of uranium concentrate from the claims) and a fixed 8% gross royalty. Aggregate royalties peak at 33.00% at a uranium sales price of approximately $84.00 per pound.

We own the mineral estate in fee for 200 acres located in the northeast ¼ and the southwest ¼ of the northwest ¼ of Section 17, T. 16 N., R. 16 W. The balance of the 440 acres of mineral Section 17, Township 16 North, Range 16 West is also held in fee. In Section 8, T. 16 N., R. 16 W., we own the southeast ¼ in fee (as patented lode mining claims), and the minerals in the remainder of Section 8, with 26 unpatented lode mining claims. At the Mancos deposit, we own the minerals in Section 13, T. 16 N., R. 17 W. in fee, the minerals in Section 7, T. 16 N., R. 16 W., in fee and hold the minerals in Section 12, T. 16 N., R. 17 W., with unpatented lode mining claims. The unpatented mining claims are all held through payment of an annual maintenance fee of $155 per claim to the BLM.

History. Phillips Petroleum and United Nuclear operated a conventional underground mine on the Section 17 portion of the Section 8 and 17 (Church Rock) deposit intermittently from the late 1950s through the mid-1970s, and historic reports indicate that about 700,000 pounds of U3O8 were recovered from the mine. There has been no further uranium production from the Churchrock project.

Project Geology. Two principal sandstone-hosted uranium deposits are present on lands within the Churchrock project areas. The Church Rock deposit, which is situated in Sections 8 and 17, Township 16 North, Range 16 West, is a series of tabular to elongated zones of uranium mineralization that are hosted in the Dakota Sandstone and various sandstone units of the underlying Morrison Formation. The mineralized zones occur at depths ranging from approximately 650 to 850 feet below the surface. A portion of the southern extent of the Church Rock deposit was mined by conventional underground mining methods, first in the late 1950’s by Phillips Petroleum, and subsequently by United Nuclear Corporation in the 1970s. The bulk of the Church Rock uranium deposit has not been mined. The Mancos uranium deposit is situated in Section 7, T. 16 N., R. 16 W., and parts of Sections 12 and 13, T. 16 N., R. 17 W is also a series of zones of sandstone-hosted uranium mineralization contained within the Morrison Formation, which is of Jurassic age. The mineralized zones in the Mancos range in depth from as shallow as 475 feet from the surface at the southwest end of the deposit to as much as 1,800 feet beneath the mesa at the northeast end of the deposit.

Development Plan.  In December 2012, an independent engineering and consulting firm completed a technical and design review on the potential for the development of an ISR in the Section 8 mineralized area. This evaluation of the potential development options for the project was based upon drilling and metallurgical test work that we carried out in the late 1990s.

Water Rights. We hold granted water rights, sufficient for the development and operation of an ISR project on the Section 8 and 17 deposits.

Permitting Status.  We hold a NRC license for production of uranium from the Section 8 and 17 uranium deposit. We also hold an underground injection control (UIC) permit issued by the State of New Mexico for the deposit. Both the NRC license and the UIC are in “timely renewal” with the relevant governmental agencies. With respect to the UIC permits, see Item 3. “Legal Proceedings.” We do not plan to pursue production permits for the Mancos deposit at this time.

NAVAJO SERVICE ROUTE 9
CHURCH DR
R 13 W
R 12 W
CHACO DRIVE
23
24
19
T 17 N
T 17 N
Crownpoint
26
25
30
Arizona
New Mexico
Crownpoint
Gallup
40
Grants
URI Controlled Mineral Rights
Shafts
N
0
1/4
1/2
Mile
Crownpoint Project
McKinley County
New Mexico

Crownpoint Project, McKinley County, New Mexico (Figure 2.12)

General. Our Crownpoint project is located at the village of Crownpoint, McKinley County, New Mexico, near the northwestern extent of the Grants mineral belt. It is situated about 35 miles northeast of Gallup and 95 miles northwest of the city of Albuquerque.

Exploration programs carried out in the Crownpoint area during the 1970s by Mobil Oil, Conoco and Teton/UNC outlined several zones of substantial uranium mineralization within and in the immediate vicinity of the Crownpoint town site. Mobil Oil conducted an ISR test on a portion of their properties, but did not develop a commercial scale ISR uranium production center. Conoco, in partnership with Westinghouse, began development of a conventional underground mine on a part of their property holdings, but never completed the mine, and did not produced any uranium from their properties. Both development programs were curtailed due to the collapse of the uranium market in the early 1980s.

Access to the Crownpoint project is excellent, with a paved road that crosses the property and provides all-weather access to the main part of our property. This road intersects New Mexico Highway 371, which connects the Crownpoint area with the city of Farmington (85 miles to the north) and Interstate Highway I-40 at Thoreau (20 miles south). Adequate electrical power is available at the Crownpoint property, as various electrical lines service the buildings on the property.

The Property.  The properties that make-up our Crownpoint Project consist of 640 gross and 556 net acres of mineral rights. We hold the mineral rights in the northwest 1/4 of Section 9, T. 17 N., R. 13 W. with 9 unpatented lode mining claims, and the mineral rights in the southwest 1/4 of Section 24, T. 17 N., R. 13 W. with 10 unpatented lode mining claims. In the southeast 1/4 of Section 24, T. 17 N., R. 13 W., we own in fee a 40% interest in the minerals on approximately 140 acres and hold 100% of the minerals on 20 additional acres with two unpatented lode mining claims. In the northeast 1/4 of Section 25, T. 17 N., R. 13 W., we hold the mineral rights with eight unpatented lode mining claims. The unpatented lode mining claims are held through the payment of an annual maintenance fee of $155.00 per claim to the BLM. While the rights to the minerals on the unpatented lode mining claims are subject to annual renewal through the payment of the annual maintenance fees, the rights to the minerals on the fee-owned lands are not subject to any renewal process as long as the Company maintains its ownership of the subject lands.

History. The Crownpoint project area was the site of considerable exploration activity by various companies during the 1970s. Conoco, in joint venture with Westinghouse Electric began the development of a conventional underground mine on property that we now control, and Mobil Oil operated a pilot-scale in-situ recovery operation on a nearby deposit. Neither of these properties ever advanced to commercial-scale operations, and there has never been any uranium produced from the project area.

Project Geology. Uranium mineralization at the Crownpoint project occurs as tabular bodies and roll-fronts hosted in porous and permeable sandstones of the Westwater Canyon Member of the Morrison Formation. The mineralized zones are at depths ranging from 2,100 to 2,300 feet below the surface.

Development Plan.  Three mine shafts were drilled on the property in the early 1980s by Conoco, but they were never completed. It was Conoco’s intent to recover the uranium mineralization by conventional underground mining methods, but there was never any uranium production from the Crownpoint project. Surface facilities related to those activities including buildings and their associated electrical/water infrastructure are still in-place and are currently used as offices and storage facilities.

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

Permitting Status.  We hold an NRC license to develop and operate an ISR uranium mine and recovery plant at the Crownpoint project.

Marquez Deposit
Southeast Deposit
Former Mill Site
McKinley Co. (Indefinite)
Sandoval Co. (Indefinite)
Cibola Co. (Indefinite)
25
30
29
28
36
31
32
33
1
6
5
4
279
T 13 N
T 12 N
R 5 W
R 4 W
Juan Tafoya
Albuquerque
40
25
URI Cotrolled Mineral Rights
Shaft
Mineralized Zone
N
0
1/4
1/2
Mile
Juan Tafoya Project
McKinley & Sandoval Counties, New Mexico

Juan Tafoya Project (Figure 2.13)

General. Our Juan Tafoya project is located in west-central New Mexico, near the eastern end of the Grants mineral belt. It is situated approximately 45 miles west-northwest of the city of Albuquerque, and 25 miles northeast of the town of Laguna.

Exploration programs carried out by Bokum Resources, DeVilliers Nuclear, Exxon, and Kerr-McGee during the late 1960s and 1970s discovered a group of sandstone-hosted uranium deposits that were determined to be southeasterly extensions of the Grants mineral belt. Ownership consolidation efforts resulted in the various properties and deposits falling under the control of Bokum and Kerr-McGee. Bokum, and their project partner Long Island Lighting Company undertook a development program on the Juan Tafoya property that resulted in the construction of a uranium mill and the partial development of shafts to access the largest uranium deposit on the Juan Tafoya property. Development of the Juan Tafoya project was halted because of the bankruptcies of the partners, and the project was ultimately abandoned and a portion of the surface facilities (mine infrastructure) and mill were dismantled. There has not been any uranium production from deposits on the project lands.

The project has an industrial grade power line and there are three water wells present on the property. A 14-foot diameter concrete-lined shaft is present at the larger of the two uranium deposits, and a 6-foot diameter steel cased “ventilation” shaft is in place.

The Property. The property is comprised of lands covering an area of approximately of 4,097 acres of fee (deeded) surface and mineral rights that are owned by the Juan Tafoya Land Corporation (JTLC) and 24 leases with private owners of small tracts covering a combined area of approximately 115 acres. The property was leased in 2006 by Neutron Energy, Inc. (Neutron), now a wholly-owned subsidiary of the Company. The JTLC lease has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the Juan Tafoya property. Additionally, the JT Lease required: (i) an initial payment to JTLC of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the prevailing price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or their heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya property and (vii) funding of a scholarship program for the shareholders of the JTLC or their heirs. We are obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JT Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya property, or (c) the project is deemed uneconomical by an independent engineering firm.

The fee mineral leases covering the individually-owned small tracts have similar royalty provisions as the JTLC lease and have annual rental obligations of $9,526.

The JT Lease and the infill fee mineral leases provide us with the right to explore for, mine and process uranium deposits present on the leased premises.

In January 2007, Neutron entered into a letter agreement with International Nuclear, Inc. to acquire certain technical data relating to the Juan Tafoya property. Pursuant to the letter agreement, Neutron made a cash payment and a royalty of $0.25 per pound of uranium recovered from the Juan Tafoya property by the Company with a maximum payout of $1,000,000.

Accessibility.  The Juan Tafoya project is located in west-central New Mexico, about 25 miles north of the town of Laguna. Access to the project area from Albuquerque is over a four lane Interstate highway (US I-40) to the town of Laguna (a distance of approximately 45 miles) and a paved two-lane highway (for a distance of 15 miles) to the village of Seboyeta and a further 16 miles over a well-maintained all weather gravel road. Several private roads of varying quality cross the project lands and provide access to nearly all parts of the project area. Vehicle access to most parts of the Juan Tafoya project area is good, except for short periods following rain or snow storms.

History.  The Juan Tafoya property has been of considerable interest to the U.S. uranium industry since the late 1960s to early 1970s.  Exploration and pre-development activities were carried out on and adjacent to the Juan Tafoya property by several companies, including Bokum Resources, DeVilliers Nuclear, Exxon, Kerr-McGee and Nuclear Dynamics, but no mining operations were ever undertaken on the Juan Tafoya property.

The Juan Tafoya property was nearly fully developed for uranium mining and processing, with the construction of a mill and related mine infrastructure. However, all plant and equipment have been removed from the Juan Tafoya property and the property has no significant plant or equipment, including subsurface improvements and equipment. However, there is a 12-foot diameter concrete lined shaft (to a depth of about 1,850 feet) and a 5-foot diameter steel lined ventilation shaft (to a depth of about 2,200 feet) at the northwestern end of the Marquez deposit.

Project Geology. The uranium mineralization in the Juan Tafoya property is hosted within sandstones of the Westwater Canyon Member, which comprises approximately the lower half of the Morrison Formation. Mineralization in the Marquez deposit, which is the larger of the two defined deposits, occurs as a series of elongate lenses that get progressively deeper to the east. These lenses appear to have shapes that are reminiscent of “trend-type” deposits elsewhere in the Grants mineral belt and are thought not to be amenable to ISR methods. The mineralized zones at the Juan Tafoya property are below the water table, at depths of approximately 2,100 feet from the surface.

Development Plan. We do not have any plans to develop the Juan Tafoya project in the near-term.

A Technical Report was completed for the Juan Tafoya project in June 2014. The Technical Report concluded that the Juan Tafoya project was ready for the next stage of infill confirmation drilling to upgrade the mineral resources. The Technical Report recommended follow-up work in two phases:

•

Phase 1.  Conduct a confirmation drilling program of approximately 35,000 feet in 16 holes; and

•

Phase 2. Prepare a Preliminary Economic Assessment including hydrogeological work, geotechnical analysis, conceptual mining methods study, and capital and operating costs, based upon the results of the Phase 1 work program.

Under our current cash conservation measures and business priorities, we are not contemplating any current work at Juan Tafoya.

Water Rights. Under the terms of the JTLC lease the Company has the right to utilize approximately 1,800 acre feet of water rights that are owned by the Juan Tafoya Land Corporation.

Permits. We have completed numerous meteorological, archaeological, biological, and radiological surveys of the Juan Tafoya project, in order to support applications for drilling permits. We hold a Sub-part 4 Regular Exploration Permit, MK023ER-R3, issued by the New Mexico Energy, Minerals and Natural Resources Department that allows us to conduct exploration drilling at the Juan Tafoya project.

Roca Honda Project (Figure 2.14)

General. Our Roca Honda project is located near the village of San Mateo, in west-central New Mexico, approximately 17 miles north-northeast of the town of Grants and 63 miles northwest of Albuquerque. The project is located in an area that hosts several large-scale uranium deposits, including Rio Grande Resources’ Mt. Taylor mine and Energy Fuels’/Roca Honda Resources’ undeveloped Roca Honda deposit.

Properties. We own thirty-six unpatented lode mining claims situated in Section 8 lease 131 unpatented lode mining claims in Sections 2, 3, 4, 5, 6, 11, and 12, and we own fee mineral rights covering Section 17, all of which are situated in T. 13 N., R. 8 W. Collectively, our mineral rights holdings in the Roca Honda project area cover approximately 3,688 acres.

The surface over the mining claims in Sections 2, 3, 4, 5, 6,and 11 is Public Domain and is within the boundary of the Cibola National Forest, and the surface over the Section 8 mining claims and the surface estate for Section 17 is owned by the Fernandez Company (Lee Ranch).

The Endy mining claims located in Sections 2, 3, 4, 5, 6 and 11 are part of a lease agreement covering a larger land package. Under the terms of the lease agreement we are obligated to make annual rental payments of $75,000 and pay a production royalty of 5% percent of “gross market value” for any minerals sold from the properties. The lease has an initial term of ten years and a secondary term of 65 years, as long as we continue to make annual payments. We are also obligated to pay the annual claim maintenance fees to the BLM in order to keep the owned and leased claims in good standing. The current claim maintenance fee is $155 per claim per year.

Accessibility. Access to the Roca Honda project is good, via New Mexico State Highway 605 (the San Mateo Road), which provides excellent all-weather access to the project area for all types of motor vehicles. A series of dirt roads and tracks connect the various parts of the project area with Highway 605, and these generally unimproved roads can become impassible during periods of rain or snow.

History. Uranium mineralization was discovered on the Lee Ranch (Section 13, T. 13 N., R. 8 W.) by the Fernandez Joint Venture (Kerr Addison Mines, Noranda, and Amerada Hess Corporation) in the fall of 1968, and Ranchers Exploration discovered the Johnny M deposit in the same general region in 1969. These discoveries of uranium mineralization in the Roca Honda area represented a significant eastward expansion of the trend of mineralization from the Ambrosia Lake mining district. In the late 1970s and early 1980s, various operators drilled numerous exploration holes on and near the property, and in the late 1980s, Kerr-McGee sank a shaft to a depth of 1,475 feet on Section 17 to develop the property, then known as the Lee mine. The shaft was stopped short of the ore zone and the mine closed down when uranium prices fell in 1983.

Initial exploration drilling was carried out on Section 11, T. 13 N., R. 8 W. by the Anaconda Company,  who drilled three holes near the northwest, northeast and southeast corners of the Section 11 mining claims. This target area was first explored in a more comprehensive way by the minerals division of Continental Oil Company (Conoco) in the late 1970s. Conoco drilled 14 holes (one hole was terminated prior to reaching the target horizon), and encountered uranium mineralization in Westwater Canyon sandstones, although they did not follow-up on this work due to a precipitous drop in the uranium price. During the 1980s, Homestake Mining Company drilled one additional hole in the mineralized zone, and encountered similar mineralization to what had been intersected by Conoco in the same area. There has been no physical work on the target since the completion of the Homestake drilling program.

There has been no commercial uranium production from any of the properties that make up the Roca Honda project and there is no useable infrastructure anywhere on the properties.

URI has not conducted any physical work on the project.

Project Geology. Mineralization at the Roca Honda project is hosted in the Westwater Canyon Member of the Jurassic-age Morrison Formation, at depths ranging from 1,500 feet on Section 17 to over 2,900 feet in Section 11. Mineralization is hosted in various sandstone units within the Westwater Canyon. The mineralization in this part of the Grants mineral belt is generally associated organic carbon (humate) that localized concentrations of uranium into discrete mineralized bodies that are referred to as “trend” deposits. This “trend” type of mineralization is not amenable to in-situ recovery methods because of the chemical characteristics associated with the organic carbon.

There are several discrete bodies of uranium mineralization on our properties, on Section 17, as well as preliminary indications of mineralization from wide-spaced drilling in Section 11. The mineralized zones within the Westwater Canyon Member range in depth from about 1,500 feet on the west side of the project area (Section 17) to more than 2,900 feet on the east side (section 11). Portions of the mineralization in Section 11 are part of a broad zone of sandstone-hosted mineralization that is also present on Energy Fuels/Roca Honda Resources’ adjoining Roca Honda project.

Development Plan.  A Technical Report for the Roca Honda project was completed in October 2014. The Technical Report discusses the presence of uranium-bearing mineral resources as outlined by comprehensive historical exploration and development drilling on one of the properties that comprise the project area, and describes other areas of the project that have potential for additional mineral resources, based upon the results of other historical exploration drilling results. The Technical Report recommends follow-up exploration in three phases:

•

Phase 1: Review and reinterpretation of historical drill data to develop a drill plan to confirm historical mineralization and test extensions of the mineralization;

•

Phase 2: Acquire drilling permits and prepare environmental baseline studies for the Section 11 and 17 areas; and

•

Phase 3: Conduct confirmation and step-out drilling of up to 48,000 feet and update the geologic and mineral resource models.

Under our current cash conservation measures and business priorities, we are not contemplating any current work at the Roca Honda project.

Permitting Status. Preliminary biological and cultural resource inventories have been carried out on Section 11 in support of a Plan of Operations (US Forest Service) and State of New Mexico drilling permit application, which are pending the completion of an Environmental Impact Statement (EIS). The EIS work is being carried out by the US Forest Service on lands considered as exploration targets that they administer within the Mt. Taylor Ranger District of the Cibola National Forest.

At the present time we do not hold any permits for drilling or mining activities at the Roca Honda project.

Nose Rock Project, McKinley County, New Mexico (Figure 2.15)

General.  Our Nose Rock project is situated in west-central New Mexico, about 45 miles northeast of the town of Gallup and 94 miles northwest of the city of Albuquerque. It is the site of a former underground uranium mine development that was undertaken by the minerals department of Phillips Petroleum, who abandoned the project during the early 1980s uranium price down-turn. The Nose Rock project is north of the generally accepted northern boundary of the Grants mineral belt.

Access to the Nose Rock project area is good, as New Mexico State Highway 371 passes within six miles of the project, and Tribal Highway 9, which connects with Highway 371, is within three miles of the southern boundary of the project. A paved mine access road connects the project with Tribal Highway 9.

There is no meaningful infrastructure present at the project.

The Property.  We control extensive mineral rights at the Nose Rock project, covering an area of about 6,400 acres. Our mineral rights, which we hold direct ownership of, are situated in Sections 10, 11, 15, 17, 18, 19, 20, 29, 30, and 31, T. 19 N., R. 11 W., McKinley County, New Mexico. The surface estate over our deeded mineral rights is owned in fee by the Navajo Nation. There are no royalty obligations or interests held by others relating to our mineral rights.

History.  The uranium deposits at the Nose Rock project were discovered by geologists of the Phillips Petroleum Company in 1973 after a careful analysis of geologic characteristics of mineral discoveries along the western end of the Grants mineral belt. Prior to the discovery of the Nose Rock mineral system there were no uranium deposits known to exist in the general project area. Phillips drilled more than 3,000 conventional rotary and core holes to define the mineralization prior to embarking upon an extensive mine development program at Nose Rock. The development program included the construction of surface support facilities, as well as sinking three shafts, each with depths exceeding 3,200 feet from the surface. The project was abandoned in the early 1980s because of the uranium market downturn, and no commercial amounts of uranium were ever produced from the mine.

Project Geology. The uranium deposits at the Nose Rock project are hosted within sandstone units of the Westwater Canyon Member of the Jurassic-age Morrison Formation, at depths ranging from 3,000 to 3,900 feet beneath the surface. Much of the mineralization at the Nose Rock project appears to be concentrated in “C-shaped” or crescent-shaped rolls that are reminiscent of the “classical” roll fronts of the Wyoming basins and South Texas uranium province, but the Nose Rock project features are of a larger scale. The nature and origin of the mineralization at the Nose Rock project remains a matter of debate.

Environmental and Permits.  Although Phillips carried out biological and cultural resource studies of the project area, we have not expanded upon that earlier work, and we do not hold any permits for drilling, mine development or production at the project.

Situated within the San Juan Basin, and at a depth ranging from 3,000 to nearly 3,900 feet below the surface, there is a considerable volume of groundwater present in the deposit. Control of this groundwater will be a key to efficiently developing the project.

West Largo Project, McKinley County, New Mexico (Figure 2.16)

General. The West Largo project is comprised of six contiguous sections of land located in McKinley County, west-central New Mexico. The project area is about 25 miles north of the town of Grants and 78 miles northwest of the city of Albuquerque. The southern part of the West Largo project area adjoins the northwestern edge of the Ambrosia Lake mining district, which was the largest uranium producing area in the United States.

There is no meaningful infrastructure in the immediate project area.

The Property. . The West Largo Project lands are comprised of 75 unpatented lode mining claims in Sections 20 and 28, and four sections of fee mineral rights in Sections 17, 19, 21 and 29, all situated in T. 15 N., R. 10 W.. Collectively, the properties cover an area of approximately 3,840 acres and we hold an undivided 100% interest in these properties. The surface estates for Sections 17 and 21 are Navajo allotments. The surface over the unpatented lode mining claims in Sections 20 and 28 is Public Domain managed by the BLM. The surface for Section 19 is held in trust for the Navajo Nation, and the surface of Section 29 is owned by the Elkins Ranch. We do not hold any surface access rights or agreements for Sections 17, 19 or 21. There are no work or royalty obligations for the unpatented lode mining claims, which we own, but there is a long-standing 2.5% “ore value” royalty obligation to the Elkins Ranch for any production derived from the Section 29 land parcel. The unpatented claims are subject to annual maintenance payments of $155 per claim to the BLM.

Accessibility. Access to the general vicinity of the West Largo project is good, as a paved highway, NM-509, passes within three miles of the eastern edge of the property. A circuitous nine-mile, four-wheel drive dirt road is present to the south central part of the West Largo project area, but it can become difficult to travel during times of rain or snow storms. Due to the rugged nature of the terrain within the project area—canyons and mesas—access within the West Largo project area is difficult.

History. Uranium exploration was initially carried out in 1968 the West Largo project area by Gulf Mineral Resources, with additional exploration programs subsequently undertaken by Kerr-McGee, Pathfinder Mines and Santa Fe Minerals. Within the lands we control, these companies drilled nearly 1,600 holes to discover and partially define several sandstone-hosted uranium deposits on the properties. There have been no efforts to develop the uranium mineralization present at the West Largo project and there is no infrastructure present on the properties.

Project Geology.  Uranium mineralization at the West Largo project is hosted in five sandstone units of the Westwater Canyon Member of the Jurassic-age Morrison Formation, which is the dominant host unit for uranium deposits throughout the Grants mineral belt and the adjoining Ambrosia Lake mining district. The mineralized units are present at depths generally ranging from 1,800 to more than 2,700 feet below the surface. The mineralization, which appears to have characteristics of “redistributed” deposits, is generally present along a northwest trend that extends for a distance of more than four miles, and attains a width of up to 500 feet.

Permitting Status We do not hold any permits for exploration or mining activities, and we have not undertaken any environmental or cultural resource surveys to support permit applications.

OTHER

Azarga Uranium Corp. Transaction, Custer and Fall River Counties, South Dakota

We hold a 30% net proceeds interest from future uranium production from certain unpatented lode mining claims, fee leases and State leases currently controlled by Azarga Uranium Corp. (formerly Powertech Uranium) (“Azarga”) in the Dewey-Burdock area, Custer and Fall River Counties, South Dakota. Prior to our acquisition of Neutron Energy Inc. they transferred their property interests in the Dewey-Burdock area to Azarga for which Neutron received (i) a 30% net proceeds interest of future uranium production and sales from Neutron’s former lands, (ii) 327 acres of mining claims and State leases along with associated historical drilling data, (iii) 4,117 acres of mining claims in the Ambrosia Lake mining district in New Mexico and (iv) 1,709 acres of mining claims and leases in the Shirley Basin area of Wyoming. Azarga has filed permit applications with the NRC and USEPA and submitted a Plan of Operation to the BLM for its Dewey-Burdock uranium ISR project.

Our former acreage in the Dewey-Burdock area that is subject to the 30% net proceeds interest payable to us consists of approximately 1,620 acres of unpatented lode mining claims and private leases within Azarga’s proposed Dewey-Burdock permit area and an additional 4,667 acres of prospective claims and leases elsewhere within their project permit area.

WORK COMPLETED ON PROPERTIES IN 2014

	Statement of Operations(1)			Balance Sheet
Property	Operating Expenses	Mineral Property Expenses	Impairment	Property, Plant & Equipment	Restoration Liability(2)	Total Expenditures
	(expressed in thousands of dollars)
Rosita Project	$588	$229	$—	$—	$(199)	$618
Kingsville Dome Project	692	170	160	51	—	1,073
Vasquez Project	367	151	—	—	—	518
Alta Mesa Este Exploration Project	—	11	—	800	—	811
Butler Ranch Exploration Project	—	32	—	579	—	611
Sejita Dome Exploration Project	—	—	—	535	—	535
Cebolleta Project	—	571	—	—	—	571
Juan Tafoya Project	—	413	—	—	—	413
Crownpoint Project	—	5	—	—	—	5
Churchrock Project	—	109	—	—	—	109
Other	—	164	—	401	—	565
	$1,647	$1,855	$160	$2,366	$(199)	$5,829

(1)

See Item 7—Management Discussion and Analysis below for discussion of 2014 mineral property expense charged to the Statement of Operations.

(2)

For description of 2014 reclamation activities at the Rosita project, see discussion at Item 2—Properties above.

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2014 by location is as follows:

Net Property, Plant & Equipment at December 31, 2014 (expressed in thousands of dollars)	Texas	New Mexico	Colorado	Total
Uranium plant	$8,921	$—	$—	$8,921
Mineral rights	2,313	19,750	—	22,063
Vehicles	264	—	—	264
Other property, plant and equipment	1,469	—	13	1,482
Total	$12,967	$19,750	$13	$32,730

As noted in the table above, the Company’s most significant uranium property infrastructure is located in South Texas. The Company’s two licensed processing facilities are located at the Kingsville Dome project and at the Rosita project. The Kingsville Dome facility is currently capable of processing 800,000 pounds of U3O8 annually, expandable to 1.6 million pounds. The Kingsville Dome plant has a carrying value of $2.5 million. The Rosita facility is also currently capable of processing 800,000 pounds of U3O8 annually, and is also expandable to 1.6 million pounds. The Rosita plant is a newer facility and has a carrying value of $4.0 million. Each of these plants has been idle since 2009 and each will require approximately $0.8-$1.0 million of capital expenditures to return them to current productive capacity. The Company also has portable satellite ion exchange equipment at the Kingsville Dome project and the Rosita project with carrying values at December 31, 2014 of $1.7 million and $0.7 million, respectively.

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

ITEM 3.  LEGAL PROCEEDINGS

NAVAJO NATION CIVIL TRESPASS VIOLATION AND TEMPORARY ACCESS AGREEMENT

A civil trespass violation imposed by the Nation against the Company’s wholly-owned subsidiary, Hydro Resources, Inc. (“HRI”), has been resolved. On April 5, 2012, the Nation’s Division of Natural Resources issued a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the “NOV”) against HRI. The NOV assessed a $50 civil assessment for alleged trespass on Section 9, Township 16 North, Range 16 West, N.M.P.M. (“Section 9”), which is land held in trust by the United States for the benefit of the Nation (“Trust Lands”). The NOV stated that HRI’s Section 8 Churchrock property cannot be reached from New Mexico State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property. The NOV demanded that HRI cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI either (1) provided documentation of a validly existing right- of-way or easement; or (2) obtained an appropriate right-of-way from the Nation.

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

On December 23, 2013, the Navajo Nation Council Resources and Development Committee (“NNRDC”) acknowledged the Company’s right-of-way and surface use at its Churchrock properties licensed by the NRC and created a subcommittee to negotiate that manner in which the Company could access its right-of-way and effectuate its surface use at the Churchrock properties.  However, in July 2014 the Navajo Nation Council deemed that the NNRDC acted improperly in forming the subcommittee and rescinded the committee’s December 2013 resolution.  The Company anticipates continuing to communicate with the Navajo Nation, but cannot predict with any certainty as to the timing or outcome of this matter.

DISPUTE OVER KLEBERG SETTLEMENT AGREEMENT

On September 28, 2007, the Company filed suit against Kleberg County in the 105th Judicial District Court, Kleberg County, Texas for declaratory relief interpreting the December 2004 Settlement Agreement between Kleberg County (the “County”) and the Company as to the level of groundwater restoration the Company agreed to achieve in Kingsville Dome production areas 1 and 2 and for recovery of the Company’s legal fees and costs of the suit. The County filed a counterclaim alleging the Company had breached the terms of the December 2004 Settlement Agreement, asked for a Declaratory Judgment and injunctive relief ordering the Company to cure various alleged breaches of that agreement and asked that the County be awarded its legal fees and costs of the suit. On December 13, 2012, the Court ruled that the Company is permitted to continue ISR operations in the Kingsville Dome project but must continue to restore Well I-11A to its previous use.  The Court also ruled that the Company breached the December 2004 Settlement Agreement when it tried to rely on 1987 data (in addition to original 1985 data) drawn from Well I-11 to establish clean-up standards applicable under the December 2004 Settlement Agreement for the well, and the Court awarded nominal damages in the amount of $20.00.  On November 13, 2013, the Court ruled on attorney’s fees and found that neither the Company nor the County was entitled to attorney’s fees.

On February 10, 2014, the County filed a notice of appeal on the merits judgment of December 13, 2012 and the attorney’s fee judgment on November 13, 2013. On February 12, 2014, the Company cross-appealed on both the merits judgment and the attorney’s fees judgment. Following the submission of opening briefs, response briefs and reply briefs in the Fall of 2014, on January 15, 2015 an oral hearing on the matter was held before the 13th Court of Appeals in Corpus Christi, Texas.  No decision has been issued by the Court of Appeals.

NAVAJO EPA LETTER AND UNC/GE DEMAND FOR INDEMNITY

By letter dated January 23, 2008, the Navajo Nation Environmental Protection Agency (“NNEPA”) sent a document dated September 2007 titled “Radiological Scoping Survey Summary Report for the Old Churchrock Mine Site” (“Survey Report”) to our subsidiary, Hydro Resources, Inc. (“HRI”) and United Nuclear Corporation and General Electric (“UNC/GE”). The Survey Report was reportedly prepared in response to a claim by NNEPA against HRI and UNC/GE for potential liability for uranium contaminated materials present on HRI’s Churchrock site. NNEPA requested HRI and UNC/GE to undertake a “comprehensive and detailed characterization” of HRI’s Churchrock site and adjacent lease areas, as recommended in the Survey Report.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PRICE INFORMATION

The Company’s common stock is traded on the NASDAQ Capital Market.

The following table sets forth the intraday high and low sales prices for our common stock as reported on the NASDAQ Capital Market for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2014	$2.67	$1.22
September 30, 2014	3.15	2.43
June 30, 2014	3.10	2.33
March 31, 2014	4.05	2.58
December 31, 2013	3.55	2.21
September 30, 2013	5.53	2.43
June 30, 2013	3.07	1.75
March 31, 2013	5.99	2.55

As of March 19, 2015 there were 26 holders of record of the Company’s common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the two years ended December 31, 2014, and the related notes thereto appearing elsewhere in this annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See “Cautionary Note Regarding Forward-Looking Statements” above.

INTRODUCTION

Uranium Resources, Inc. is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium projects in South Texas using the ISR process. We have historically produced uranium by ISR methods in the State of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 195,000 acres of mineral holdings in the prolific Grants Mineral Belt of the State of New Mexico and 17,000 acres in the South Texas uranium province. We have a Nuclear Regulatory Commission ("NRC") license to produce up to 3.0 million pounds per annum of uranium on certain of our New Mexico projects. The Company acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. None of URI's properties are currently in production.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the years ended December 31, 2014 and 2013 was $10.7 million and $20.3 million or $0.44 and $1.06 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Mineral property expenses

Mineral property expenses for the year ended December 31, 2014 were $3.5 million, as compared with $5.2 million for the year ended December 31, 2013.

The following table details our mineral property expenses for the years ended December 31, 2014 and 2013.

	For the years ending December 31,
	2014	2013
	(expressed in thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome Project	$ 309	$ 2,036
Rosita Project	250	6
Vasquez Project	27	-
Total restoration/recovery expenses	586	2,042

Standby care and maintenance expenses
Kingsville Dome Project	565	218
Rosita Project	442	363
Vasquez Project	340	33
Total standby care and maintenance expenses	1,347	614

Land maintenance and holding costs	1,569	2,559

Total mineral property expenses	$ 3,502	$ 5,215

For the year ended December 31, 2014, mineral property expenses decreased by $1.7 million as compared with the corresponding period in 2013.  This decrease was mostly due to a decrease in our land maintenance and holding costs of $1.0 million, which was primarily the result of a decrease of $0.5 million related to certain claims that were not renewed during 2014 and a decrease of $0.4 million for NRC permit fees as the Company was granted a deferral in 2014.  Also contributing to the decrease, was a net decrease in restoration/recovery expenses at our South Texas projects of $1.4 million which was offset by an increase in standby/care and maintenance expense of $0.7 million.  This net decrease of $0.7 million was due to the completion of the settling pond clean-out project at the Kingsville Dome Project and the completion of groundwater restoration activities at the Kingsville Dome and Vasquez Projects during the first quarter 2014.  As a result of the completion of these large projects, the Company underwent a staff reduction as the Company entered the required stabilization period at these two projects.  All remaining personnel were shifted back to standby operations.

General and Administrative Charges

Significant expenditures for general and administrative expenses for the years ended December 31, 2014 and 2013 were:

	For the years ending December 31,
	2014	2013
	(expressed in thousands of dollars)

Stock compensation expense	$ 1,031	$ 381
Salaries and payroll burden	2,607	3,397
Legal, accounting, public company expenses	3,282	3,291
Insurance and bank fees	673	731
Consulting and professional services	646	932
Office expenses	615	638
Other expenses	278	337
Total	$ 9,132	$ 9,707

General administrative charges decreased to $9.1 million for the year ended December 31, 2014 as compared with $9.7 million for the year ended December 31, 2013.  The significant variances for the year ended December 31, 2014 as compared with the 2013 period are as follows:

•

Salaries and payroll burden costs decreased by $0.8 million, which was the result of a reduction of the employee headcount as a result of the Company’s restructuring in 2013.  Also the Company incurred severance charges during the 2013 period as a result of the restructuring and there were no similar costs during the 2014 period.

•

Consulting and professional service expense decreased by $0.3 million, which was largely the result of the Company’s reduced reliance on outside mining consultants and public relations firms.

•

Insurance costs and bank fees decreased by $0.1 million, which was the result of a decrease in the Company’s renewal rates for corporate insurance policies.

•

Non-cash stock-based compensation expense increased by $0.7 million, which was mostly the result of an annual performance bonus awarded to executives in March 2014 which was paid in common stock of the Company and vested immediately as well as an increase in the issuance of restricted stock units during 2014 as compared with the prior year.

Non-operating income and expenses

Gain/loss on derivative liability

Prior to the expiration of the anti-dilution clause on November 13, 2014 contained within the Loan Agreement with RCF, the conversion feature of the Loan Agreement was required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period reported in the Company’s Consolidated Statement of Operations. Upon expiration of the anti-dilution clause, the exercise price remains fixed at $2.60 for the remainder of the term of the Loan Agreement.  As a result, the conversion feature no longer qualifies as a derivative instrument and the fair value of the derivative as of November 13, 2014 was reclassified to additional paid in capital in the

Company’s Consolidated Balance Sheets.  The fair value of the derivative liability related to the conversion feature was $2.5 million as of November 13, 2014 as compared with a fair value of $2.2 million at December 31, 2013. This increase was due to an additional $2.0 million advance received on January 29, 2014 and an additional $3.0 million advance received on April 29, 2014 of which $1.6 million and $1.7 million, respectively, was recorded as a derivative liability, which was offset by an unrealized market-to-market gain of $2.9 million.  The unrealized gain of $2.9 million for the year ended December 31, 2014 was generated by a decrease in the Company’s stock price as well as the passage of time in the Black-Sholes option pricing model.

Gain on non-monetary exchange of assets

On September 5, 2014, the Company, its wholly owned subsidiary Uranco, Inc. and Rio Grande Resources Corporation (“RGR”) entered into an Asset Exchange Agreement whereby the Company agreed to acquire from RGR certain uranium properties located in South Texas near the Company’s processing facilities, including, among others, the Alta Mesa Este, Butler Ranch and Sejita Dome exploration projects.  In exchange for these South Texas properties, the Company agreed to transfer to RGR two parcels of fee-owned mineral rights and a royalty interest in the Roca Honda area of west-central New Mexico.  The Company retained certain leases, mining claims and fee-owned mineral interest on separate parcels in the Roca Honda area.  On November 6, 2014, after completing customary due diligence and satisfying certain closing conditions, the Company and RGR closed the transaction and effectuated the exchange of properties.

The Asset Exchange Agreement was accounted for as a non-monetary exchange of assets which requires the assets received in an asset exchange be recorded at the fair value of the assets relinquished.  The Company determined the fair value of the Roca Honda assets relinquished to be $2.3 million.  This fair value was determined based upon the per pound value of similar transactions involving uranium assets within the last 3 years.  The carrying value of the Roca Honda assets relinquished in the transaction had previously been written off to nil in prior years and, as a result, the entire $2.3 million was recognized as a gain on non-monetary exchange of assets and included in the Company’s Consolidated Statements of Operations.

Interest expense

Amounts drawn under the Company’s Loan Agreement with RCF bear interest at 12% per annum through January 29, 2014 and 10% per annum thereafter, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  The following table outlines the interest payments and fees paid or accrued as of December 31, 2014:

	Amount	Shares of common stock issued	VWAP	Date of issuance

Establishment fee	$ 300	117,188	$ 2.5600	February 4, 2014
Q4 2013 Interest payment and commitment fee	63	21,218	$ 2.9731	February 4, 2014
Q1 2014 Interest payment and commitment fee	138	45,737	$ 3.0209	April 10, 2014
Q2 2014 Interest payment and commitment fee	175	69,233	$ 2.6561	July 25, 2014
Q3 2014 Interest payment	164	72,477	$ 2.7595	October 2, 2014
Q4 2014 Interest payment	198	102,912	$ 1.9434	January 2, 2015
Total	$ 1,038	428,765

As of December 31, 2014, the Company has accrued interest expense of $0.2 million payable to RCF relating to the three months ended December 31, 2014.  Included in interest expense for the year ended December, 2014 is the amortization of the debt discount and establishment fee of $1.7 million.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $12.0 million for the year ended December 31, 2014, as compared with $15.3 million for the same period in 2013. The decrease of $3.3 million in cash used is mostly the result of (a) a decrease in cash spent on mineral properties of $1.9 million which reflects the Company’s completion of a settling pond clean-out project at the Kingsville Dome project and lower land holding costs as the Company elected not to renew certain claims; and (b) a decrease in cash spent of $1.2 million for general and administrative expenses (net of non-cash stock compensation expense of $1.0 million and $0.3 million, respectively), which reflects the Company’s ongoing efforts to reduce its cash burn rate.

Investing Activities

Net cash used in investing activities was $0.1 million for the year ended December 31, 2014, as compared with net cash provided by investing activities of $5.3 million for the same period in 2013. The increase in cash used by investing activities of $5.4 million for the year ended December 31, 2014 is primarily due to the release of restricted cash of $5.5 million during the same period in 2013.

Financing Activities

Net cash provided by financing activities was $16.5 million for the year ended December 31, 2014.  For the year ended December 31, 2014 cash proceeds in aggregate of $5.0 million were received from two separate advances made under our Loan Agreement with RCF.  An advance of $2.0 million was received in January 2014 and an advance of $3.0 million was received in April 2014.  Also during the year ended December 31, 2014, the Company received net proceeds of $9.3 million from a registered direct offering the Company completed in February 2014 and $2.5 million in net proceeds from common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for withholding taxes on net share settlements of equity awards of $0.1 million and payments made for the purchase of treasury stock of $0.2 million.  On October 3, 2014, the Company entered into a Second Amendment to the Uranium Mining Lease and Agreement whereby, on October 6, 2014, the Company repurchased 91,631 shares of common stock from the Juan Tafoya Land Corporation for an aggregate purchase price of $0.2 million

Net cash provided by financing activities was $6.5 million for the year ended December 31, 2013 which resulted from the sale of common stock for net proceeds of $3.6 million in connection with a rights offering that was completed in March 2013 as well as the receipt of an initial $3.0 million advance under our Loan Agreement with RCF.  This amount was partially offset by payments of $0.1 million made on existing lease obligations.

Liquidity and Capital Resources

At December 31, 2014, our working capital was $3.8 million, as compared with a working capital deficit of $1.2 million as of December 31, 2013, which represents an increase of $5.0 million. This increase in working capital is primarily due to an increase of $4.5 million in the cash balance to $5.6 million as of December 31, 2014. Following the closing of the registered direct offering on March 6, 2015, the Company expects that its existing cash balances will provide it the necessary liquidity through the first quarter of 2016. The Company will continue to look for ways to reduce its monthly cash burn rate while exploring opportunities to raise additional funds, as needed.

The Company ceased uranium production activities in 2009 due to sustained low uranium prices and does not anticipate receiving significant sales revenue and related cash inflows for 2015. Since ceasing production, the Company has primarily financed its operations through equity and debt financings. The Company has been successful at raising capital in the past, most recently with the completion of a registered direct offering in March 2015 for estimated net proceeds of $5.4 million.  In addition, the Company was able to successfully raise capital in 2014 through debt and equity fundraising efforts.  Specifically, the completion of a registered direct offering in February 2014 for net proceeds of $9.3 million as well as procuring a convertible secured debt facility in November 2013 that provided the Company with $8.0 million in cash, which debt matures in December 2016.  The Company also has an existing ATM Sales Agreement that allows the Company to sell from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering price up to $15.0 million of which the Company has a total of $6.0 million for future sales available as of March 19, 2015.  While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs, including upon the maturity of our outstanding debt, or on terms acceptable to us.  In the event funds are not available, we may be required to change our planned business strategies or we could default under our secured debt facility.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Subsequent Events

Securities Purchase Agreement

On March 6, 2015 the Company completed a registered direct offering for gross proceeds of $6.0 million.  Net proceeds to the Company, after deducting agent’s fees and estimated offering expenses, were approximately $5.4 million.  The Company sold 4,000,000 units at a price of $1.50 per unit, with each unit entitling the purchaser to receive one share of common stock of the Company and a warrant to purchase 0.55 shares of common stock at an exercise price of $2.00 per whole share.  The warrants will be exercisable for a period of 5 years beginning on the six-month anniversary of original issuance and ending on a date that is five years after the first date of exercisability.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

Property, Plant and Equipment

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected U3O8 prices (considering current and historical prices, trends and related factors), production levels, operating costs of production and capital and restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The significant assumptions used in determining the future cash flows for our South Texas mineral rights and asset group at December 31, 2014 included an average long-term U3O8 price of $70.13 per pound and average operating costs and capital expenditure costs based on our knowledge of formerly producing in South Texas.  The significant assumptions used in determining the estimates of fair value that may be received in an exchange transaction for our New Mexico asset group are based on comparable sales transactions.   Estimates and assumptions used to assess recoverability of our long-lived assets and measure fair value of our uranium properties are subject to risk uncertainty.  Changes in these estimates and assumptions could result in the impairment of our long-lived assets.  Events that could result in the impairment of our long-lived assets include, but are not limited to, decreases in the future U3O8 prices, decreases in the estimated recoverable minerals and any event that might otherwise have a material adverse effect on our costs.  During 2014 and 2013, we recorded impairments of $0.2 million and $4.1 million, respectively, to reduce the carrying value of property, plant and mine equipment. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of uranium properties upon acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

Asset Retirement Obligations

Regarding our reserve for asset retirement obligations, significant estimates were utilized in determining the future costs to complete the groundwater restoration, plugging and abandonment of wellfields and surface reclamation at our ISR sites. Estimating future costs can be difficult and unpredictable as they are based principally on current legal and regulatory requirements and ISR site closure plans that may change materially. The laws and regulations governing ISR site closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. Estimates of future asset retirement obligation costs are also subject to operational risks such as acceptance of treatment techniques or other operational changes.

Derivative Instruments

The Company’s convertible debentures may be converted by RCF at any time prior the convertible debt facility’s maturity date of December 31, 2016. Prior to November 13, 2014, the conversion price was subject to downward adjustment should the Company have issued shares in any equity financing for less than $2.60 per share of common stock. Due to this possible variability in conversion price, the convertible debentures were required to be accounted for as separate derivative liabilities and measured at fair value until such time that the potential for variability in the exercise price expired. The value of these instruments was adjusted to reflect fair value at each period end up to and including the expiration of the anti-dilution clause on November 13, 2014.  Increases or decrease in the fair value were recorded in the Consolidated Statements of Operations as change in fair value of derivative liabilities.  Upon expiration, the fair value of the instrument was determined and that amount transferred to paid in capital within the Company’s Balance Sheet. In determining the appropriate fair value, we used the Black-Sholes Option Pricing Model.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Uranium Resources, Inc.

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/Hein & Associates LLP

Dallas, Texas

March 19, 2015

URANIUM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands of dollars, except share and per share amounts)

		December 31,	December 31,
	Notes	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents		$ 5,570	$ 1,117
Prepaid and other current assets		863	686
Total Current Assets		6,433	1,803

Property, plant and equipment, at cost:
Property, plant and equipment		98,454	96,407
Less accumulated depreciation, depletion and impairment		(65,724)	(65,566)
Net property, plant and equipment	5	32,730	30,841

Restricted cash		3,941	4,011
Total Assets		$ 43,104	$ 36,655

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 796	$ 1,243
Accrued liabilities		1,680	1,786
Current portion of asset retirement obligations	8	196	-
Total Current Liabilities		2,672	3,029

Asset retirement obligations, net of current portion	8	4,000	3,834
Derivative liability - convertible loan	6,7	-	2,169
Convertible loan, net of discount – related party	6	4,345	1,025
Other long-term liabilities and deferred credits	9	950	1,354
Total Liabilities		11,967	11,411

Commitments and Contingencies	3,5,6,8,13

Stockholders' Equity:
Common stock, 200,000,000 shares authorized, $.001 par value;
Issued shares - 25,288,113 and 19,824,071, respectively
Outstanding shares - 25,192,669 and 19,820,258, respectively	10	25	20
Paid-in capital	10,11	233,524	216,703
Accumulated deficit		(202,154)	(191,470)
Less: Treasury stock (95,444 and 3,813 shares, respectively), at cost		(258)	(9)
Total Stockholders' Equity		31,137	25,244

Total Liabilities and Stockholders' Equity		$ 43,104	$ 36,655

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in thousands of dollars, except share and per share amounts)

		For the years ending December 31,
	Notes	2014	2013

Operating Expenses:
Mineral property expenses		$ (3,502)	$ (5,215)
General and administrative		(9,132)	(9,707)
Accretion of asset retirement obligations	8	(425)	(390)
Depreciation and amortization		(331)	(448)
Impairment of uranium properties	5	(160)	(4,095)
Total operating expenses		(13,550)	(19,855)

Non-Operating Income/(Expenses):
Gain/(loss) on derivatives	7	2,919	(108)
Interest expense	6	(2,368)	(408)
Gain on non-monetary exchange of assets	5	2,313	-
Other income, net		2	77
Total other income/(expense)		2,866	(439)

Net Loss		$ (10,684)	$ (20,294)
BASIC AND DILUTED LOSS PER SHARE		$ (0.44)	$ (1.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		24,282,519	19,191,056

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in thousands of dollars, except share amounts)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balances at December 31, 2012, as restated	16,150,163	$ 16	$ 207,339	$ (171,176)	$ (9)	$ 36,170
Net loss		-	-	(20,294)	-	(20,294)
Common stock issuance for loan principal and interest	1,992,127	2	5,094	-	-	5,096
Restricted common stock issued for services	46,925	-	-	-	-	-
Stock compensation expense	-	-	381	-	-	381
Common stock issuance	1,547,843	2	3,598	-	-	3,600
Common stock issued for services	83,200	-	291	-	-	291
Balance at December 31, 2013	19,820,258	20	216,703	(191,470)	(9)	25,244
Net loss	-	-	-	(10,684)	-	(10,684)
Common stock issued, net of issuance costs	4,729,458	5	11,887	-	-	11,892
Common stock issued for loan interest and fees	325,853	-	840	-	-	840
Common stock issued for land obligations	127,359	-	342	-	-	342
Common stock issued for settlement of litigation	119,231	-	334	-	-	334
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	162,141	-	1,031	-	-	1,031
Conversion feature	-	-	2,497	-	-	2,497
Minimum withholding taxes on net share settlements of equity awards	-	-	(110)	-	-	(110)
Purchase of treasury stock	(91,631)	-	-	-	(249)	(249)

Balances, December 31, 2014	25,192,669	$ 25	$ 233,524	$ (202,154)	$ (258)	$ 31,137

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(Expressed in thousands of dollars)

		For the years ending December 31,
	Notes	2014	2013

Operating activities:
Net loss		$ (10,684)	$ (20,294)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	8	425	390
Amortization of debt discount		1,567	87
Amortization of convertible loan establishment fee	7	100
Change in fair value of derivative liability	7	(2,919)	108
Decrease in restoration and reclamation accrual	8	(96)	(1,638)
Depreciation and amortization		331	448
Gain on non-monetary exchange of assets	5	(2,313)	-
Impairment of uranium properties	5	160	4,095
Stock compensation expense	11	1,031	381
Common stock issued for land obligation	10	342	-
Loss on disposal of fixed assets		18	-
Other non-cash items, net		23	113
Effect of changes in operating working capital items:
Decrease in receivables		37	229
Increase in prepaid and other current assets		(231)	(207)
Increase in payables, accrued liabilities and deferred credits		203	948
Net cash used in operating activities		(12,006)	(15,340)

Cash flows from investing activities:
Reduction in restricted cash		-	5,481
Additions to uranium properties		-	(174)
Purchases of equipment		(55)	-
Proceeds from disposal of property, plant and equipment		4	-
Net cash provided by/(used in) investing activities		(51)	5,307

Cash flows from financing activities:
Proceeds from convertible loan	6	5,000	3,000
Payments on borrowings		(11)	(116)
Issuance of common stock, net	10	11,880	3,600
Purchase of treasury stock	10	(249)	-
Payment of minimum withholding taxes on net share settlements of equity awards		(110)	-
Net cash provided by financing activities		16,510	6,484

Net increase/(decrease) in cash and cash equivalents		4,453	(3,549)
Cash and cash equivalents, beginning of period		1,117	4,666
Cash and cash equivalents, end of period		$ 5,570	$ 1,117

Cash paid during the period for:
Interest		$ -	$ 11
Supplemental non-cash information with respect to investing and financing activities:
Common stock issued for payment of convertible loan fees and interest	6,10	$ 840	$ -
Common stock issued for repayment of short-term loan principal and interest		-	5,096
Common stock issued for the settlement of litigation	10	334	-
Common stock issued for services		-	291
Total non-cash investing and financing activities for the period		$ 1,174	$ 5,387

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

1. DESCRIPTION OF THE COMPANY

The Company is a uranium exploration, development and production company.  We were organized in 1977 to acquire and develop uranium mines in South Texas using the ISR process.  We have historically produced uranium by ISR methods in the state of Texas where the Company currently has ISR projects, including two licensed processing facilities.  We also have mineral holdings in New Mexico and an NRC license to produce up to three million pounds per annum of uranium on certain of our New Mexico projects.  We acquired these properties over the past 20 years along with an extensive information database of historic drill-hole logs and analysis.  None of our properties are currently in production.

2. BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and include the accounts of URI and its wholly-owned subsidiaries (collectively the “Company”). All significant intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“US GAAP”) requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to asset retirement obligations; stock-based compensation; derivative liabilities and asset impairment, including estimates used to derive future cash flows or market value associated with those assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash deposits in excess of federally insured limits. The Company monitors the soundness of the financial institution and believes the Company’s risk is negligible.

Property, Plant and Equipment

Facilities and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are amortized using the units of production method.  During the periods that our facilities are not in production, depreciation of our facilities and equipment is suspended as the assets are not in service.

Uranium Properties

Mineral rights acquisition costs are capitalized when incurred, and exploration costs are expensed as incurred.  When we determine that a mineral right can be economically developed in accordance with U.S. GAAP, the costs then incurred to develop such property will be capitalized.   During the periods that our facilities are not in production, depletion of our mineral interests, permits, licenses and development properties is suspended as the assets are not in service.  If mineral properties are subsequently abandoned or impaired, any undepleted costs will be charged to loss in that period.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

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

Asset Impairment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected uranium prices, production levels and operating costs of production and capital, based upon the projected remaining future uranium production from each project. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium that will be obtained after taking into account losses during processing and treatment.  In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Restricted Cash

At December 31, 2014 and 2013, the Company had pledged certificates of deposit and money market accounts of $3,941 and $4,011, respectively, in order to collateralize performance bonds required for future restoration and reclamation obligations related to the Company’s South Texas production and development properties. These funds are not readily available to the Company and are not included in cash equivalents.

Asset Retirement Obligations

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its ISR projects to the pre-existing or background average quality after the completion of mining. Asset retirement obligations, consisting primarily of estimated restoration and reclamation costs at the Company’s South Texas ISR projects, are recognized in the period incurred and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset.  If the Company does not have a recorded value for the related asset, then the asset retirement cost is expensed as incurred. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of restoration and reclamation costs. As the Company completes its restoration and reclamation work at its properties, the liability is reduced by the carrying value of the related asset retirement liability which is based upon the percentage of completion of each restoration and reclamation activity.  Any gain or loss upon settlement is charged to income or expense and is included as part of the Company’s mineral property expense for the period.  The Company reviews and evaluates its asset retirement obligations annually or more frequently at interim periods if deemed necessary.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, and indicates the fair value hierarchy:

December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash	$ 3,941	$ -	$ -	$ 3,941
Total financial assets	$ 3,941	$ -	$ -	$ 3,941

December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash	$ 4,011	$ -	$ -	$ 4,011
Total financial assets	$ 4,011	$ -	$ -	$ 4,011

Liabilities
Derivative liabilities	$ -	$ -	$ 2,169	$ 2,169
Total financial liabilities	$ -	$ -	$ 2,169	$ 2,169

Derivative Instruments

The Company reviews the terms of its equity instruments and other financing arrangements to determine whether or not there are embedded derivative instruments that are required to be accounted for separately as a derivative financial instrument. Derivative financial instruments are measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges to or credits against income. The Company uses the Black-Scholes option pricing model to estimate the fair value of the derivative instruments.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

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

Loss Per Share

Immediately following the close of trading on January 22, 2013, the Company completed a 1 for 10 reverse stock split for its common stock. With the reverse stock split, every ten shares of the Company’s issued and outstanding common stock were combined into one issued and outstanding share of common stock. The reverse stock split had no effect on the par value of the shares or the authorized number of shares of the Company. The reverse split reduced the number of URI’s outstanding common stock from approximately 161,100,000 shares to approximately 16,100,000 shares. All share and per share data herein has been retroactively adjusted for the reverse stock split.

Basic loss per share is computed using the weighted-average number of shares outstanding during the period.  Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2014 and 2013, we had 3,782,481 and 1,743,325 in potentially dilutive securities, respectively.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements or related disclosures.

4. LIQUIDITY

At December 31, 2014, our working capital was $3,761 , as compared with a working capital deficit of $1,226 as of December 31, 2013, which represents an increase of $4,987. This increase in working capital is primarily due to an increase of $4,453 in the cash balance to $5,570 as of December 31, 2014. Following the closing of the registered direct offering on March 6, 2015, the Company expects that its existing cash balances will provide it the necessary liquidity through the first quarter of 2016. The Company will continue to look for ways to reduce its monthly cash burn rate while exploring opportunities to raise additional funds, as needed.

The Company ceased uranium production activities in 2009 due to sustained low uranium prices and does not anticipate receiving significant sales revenue and related cash inflows during 2015. Since ceasing production, the Company has primarily financed its operations through equity and debt financings. The Company has been successful at raising capital in the past, most recently with the completion of a registered direct offering in March 2015 for estimated net proceeds of $5,400.  In addition, the Company was able to successfully raise capital in 2014 through debt and equity fundraising efforts.  Specifically, the completion of a registered direct offering in February 2014 for net proceeds of $9,307 as well as procuring a convertible secured debt facility in November 2013 that provided the Company with $8,000 in cash, which debt matures in December 2016.  The Company also has an existing ATM Sales Agreement that allows the Company to sell from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering price up to $15,000 of which the Company has a total of $6,000 for future sales available as of March 19, 2015.  While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs, including upon the maturity of our outstanding debt, or on terms acceptable to us.  In the event funds are not available, we may be required to change our planned business strategies or we could default under our secured debt facility.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

5. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2014	December 31, 2013
	Net book value	Net book value
Uranium plant	$ 8,921	$ 9,190
Mineral rights and properties	22,063	19,750
Vehicles	264	568
Other property, plant and equipment	1,482	1,333
Total	$ 32,730	$ 30,841

Asset Exchange Agreement with Rio Grande Resources Corporation

On September 5, 2014, the Company, its wholly owned subsidiary Uranco, Inc. and Rio Grande Resources Corporation (“RGR”) entered into an Asset Exchange Agreement whereby the Company agreed to acquire from RGR certain uranium properties located in South Texas near the Company’s processing facilities, including, among others, the Alta Mesa Este, Butler Ranch and Sejita Dome exploration projects.  In exchange for these South Texas properties, the Company agreed to transfer to RGR two parcels of fee-owned mineral rights and a royalty interest in the Roca Honda area of west-central New Mexico.  The Company retained certain leases, mining claims and fee-owned mineral interest on separate parcels in the Roca Honda area.  On November 6, 2014, after completing customary due diligence and satisfying certain closing conditions, the Company and RGR closed the transaction and effectuated the exchange of properties.

The Asset Exchange Agreement was determined to be a non-monetary exchange of assets having commercial substance in accordance with ASC Topic 845 which requires the assets received in an asset exchange be recorded at the fair value of the assets relinquished.  The Company determined the fair value of the Roca Honda assets relinquished to be $2,313.  This fair value was determined based upon the per pound value of similar transactions involving unproved uranium assets within the last 3 years.  The carrying value of the Roca Honda assets relinquished in the transaction had previously been written off to nil in prior years and, as a result, the entire $2,313 was recognized as a gain on non-monetary exchange of assets and included in the Company’s Consolidated Statements of Operations.

Impairment of Property, Plant and Equipment

The Company recorded the following impairment charges for 2014 and 2013 related to its uranium projects and processing facilities:

	For the years ended December 31,
	2014	2013

Kingsville Dome Project	$ 160	$ 474
Rosita Project	-	2,821
Vasquez Project	-	276
Ambrosia Lake Project	-	512
Other	-	12
Total Impairment	$ 160	$ 4,095

The Company’s recorded impairment charge for 2014 of $160 on its Kingsville Dome Project was due to the physical deterioration of its processing plant equipment resulting from the plant’s idled status and its proximity to the Texas coastline.  The net carrying value of the Kingsville Dome plant equipment after impairment is $461 which is calculated as $2,461 book value less a $2,000 liability related to dismantling and decontaminating.  The Company also used a third-party estimate of resale value to determine that no further impairment was needed as the Company’s third-party estimate of resale value exceeded the $461 net carrying value of the Kingsville Dome plant equipment.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

The Company recorded an impairment charge of $4,095 for 2013.  Of this amount, $3,331 was due to the declining uranium price market in 2013 which resulted in the write-down of its Rosita Project and its Ambrosia Lake Project to nil.  The Company also recorded an impairment charge of $684 related to capitalized asset retirement obligation costs as its Kingsville Dome and Vasquez Projects.  As the carrying values related to these projects had previously been written down to nil, these amounts were considered an impairment charge during the year.  The remaining impairment charge of $80 was related to the physical deterioration of its Kingsville Dome plant equipment.

Mineral Property Expenses

During the years ending December 31, 2014 and 2013, the Company’s mineral property expenses were $3,502 and $5,215, respectively.  Included within mineral property costs are standby costs for our three idled South Texas ISR projects along with holding and evaluation costs for all properties.  The Company spent the following amounts for each of its material properties:

	For the years ended December 31,
	2014	2013

Kingsville Dome Project	$ 862	$ 2,378
Rosita Project	817	508
Vasquez Project	518	120
Alta Mesa Este Exploration Project	11	-
Butler Ranch Exploration Project	32	-
Sejita Dome Exploration Project	-	-
Crownpoint Project	5	268
Churchrock Project	109	250
Cebolleta Property	571	585
Juan Tafoya Property	413	474
Roca Honda Project	80	75
Nose Rock Project	-	-
West Largo Project	12	22
Other	72	535
Total expense for the period	$ 3,502	$ 5,215

Uranium Properties

Kingsville Dome Project

The Kingsville Dome project consists of mineral leases from private landowners on about 2,434 gross and 2,227 net acres located in central Kleberg County, Texas. The leases provide for royalties based upon a percentage of uranium sales of 6.25% to 9.375%. The leases have expiration dates ranging from 2000 to 2007 however, we hold most of these leases by production and with a few minor exceptions all the leases contain clauses that permit us to extend the leases not held by production by payment of an annual per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

Rosita Project and Rosita South Property

The Rosita project consists of mineral leases from private landowners on about 3,377 gross and net acres located in north-central Duval County, Texas. The Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net acres located in Duval County near the Company’s Rosita project. The leases provide for sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have expiration dates extending out to 2015. We are holding these leases by payment of rentals ranging from $10 to $30 per acre.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

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

Alta Mesa Este Exploration Project

As discussed above, the Alta Mesa Este exploration project was acquired as part of the Company’s Asset Exchange Agreement. Our property holdings in the project area include six leases covering approximately 2,916 gross, or 2,841 net acres of mineral rights. The leases are held through the payment of annual rental fees, which range from $20 to $50 per acre. Any production derived from the properties would be subject to the payment of production royalties of 10% of the gross sales. All of our leases are within a single contiguous block of land.

Butler Ranch Exploration Project

As discussed above, the Butler Ranch exploration project was acquired as part of the Company’s Asset Exchange Agreement.  The property is comprised of nine fee leases that cover an area of about 2,653 gross or 2,592 net acres of mineral rights. We can hold the leases by payment of annual rental fees, ranging from $10 to $25 per acre. Each of the leases makes provision for the payment of royalties of 10% of sales to the property owners. Leases have initial terms of 8 to 10 years and have provisions to “hold by drilling” and identifying uranium mineralization on the specific properties.

Sejita Dome Exploration Project

As discussed above, the Sejita Dome exploration project was acquired as part of the Company’s Asset Exchange Agreement.  The project area is comprised of fifteen partly contiguous fee (private) mineral leases covering an area of 3,263 gross or 2,176 net acres. The leases are held through the payment of annual rental fees ranging from $10 to $75 per acre. Uranium production from the leased lands is subject to the payment of fixed-rate or sliding scale royalties that range from 4.5% to 20% of sales price.

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

The surface estate on Section 17, Mancos Section 13 and Mancos Section 7 is owned by the U.S. Government and held in trust for the Navajo Nation (the “Nation”). On those sections we have royalty obligations ranging from 5% to 6 1/4% and a 2% overriding royalty obligation to the Nation for surface use agreements. The total royalties on Section 8 depend on the sales’ price of uranium. Aggregate royalties are potentially as much as 33% at the current price of uranium.

Crownpoint Project

The Crownpoint project is located in the San Juan Basin, 22 miles northeast of the Company’s Churchrock deposits and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Crownpoint project consists of 640 gross and 556 net acres. The Company holds the mineral rights in the northwest 1/4 of Section 9, Township 17 North Range 13 West with 9 unpatented lode mining claims, and the mineral rights in the southwest 1/4 of Section 24, Township 17 North Range 13 West with 10 unpatented lode mining claims. In the southeast 1/4 of Section 24, Township 17 North, Range 13 West, the Company owns in fee a 40% interest in the minerals on approximately 140 acres and hold 100% of the minerals on 20 additional acres with two unpatented lode mining claims. In the northeast 1/4 of Section 25, Township 17 North, Range 13 West, the Company holds the minerals with eight unpatented lode mining claims. The unpatented lode mining claims are held through the payment of an annual maintenance fee of $155.00 per claim to the BLM. While the rights to the minerals on the unpatented lode mining claims are subject to annual renewal through the payment of the annual maintenance fees, the rights to the minerals on the fee-owned lands are not subject to any renewal process as long as the Company maintains its ownership of the subject property.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

Cebolleta Project

In connection with the merger of Neutron we acquired the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a privately held land grant, to lease the Cebolleta Project, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta Project; (ii) initial payments to the Cebolleta Land Grant of $5,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000 referred to in (ii) above, and (b) not more than $1,500 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500; (v) gross proceeds royalties from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides Cibola with the right to explore for, mine, and process uranium deposits present on the Cebolleta Project. In February 2012, Cibola entered into an Amendment of its Mining Lease Agreement (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2015. In addition, the date may be further extended subject to a reduction in the $6,500 initial payment and annual advance royalty payments deduction to the recoverable reserve payment.

Juan Tafoya Project

In connection with the merger with Neutron we acquired the fee interest in 4,097 acres in northwestern New Mexico of fee (deeded) surface and mineral rights owned by the Juan Tafoya Land Corporation (“JTLC”). The Juan Tafoya Project is located approximately 45 miles west-northwest of the city of Albuquerque, and 25 miles northeast of the town of Laguna. The lease has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the property. Additionally, the lease required: (i) an initial payment of $1,250; (ii) annual rental payments of $225 for the first five years of the lease and $337.5 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the then current price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or its heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya property and (vii) funding of a scholarship program for the shareholders of the JTLC or its heirs. The Company is obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JT Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya property, or (c) the deposit is deemed uneconomical by an independent engineering firm.

Roca Honda Project

The Roca Honda Project lies about four miles northwest of the village of San Mateo in McKinley County, New Mexico. The Company owns 36 unpatented lode mining claims situated in Section 8, Township 13 North, Range 8 West, McKinley County, New Mexico, leases 31 unpatented claims in Section 11, and owns fee mineral rights covering Section 17, all of which are in Township 13 North, Range 8 West. Collectively, the Company’s mineral rights holdings in the Roca Honda project area are approximately 3,688 acres.

Nose Rock Project

The Nose Rock Project is located in west-central New Mexico, about 45 miles northeast of Gallup, New Mexico. The Nose Rock Project consists of mineral rights covering approximately 6,400 acres. The Company’s mineral rights are directly owned and are situated in sections 10, 11, 15, 17, 18, 19, 20, 29, 30, and 31, Township 19 North, Range 11 West, McKinley County, New Mexico. The surface estate over the Company’s deeded mineral rights is owned in fee by the Navajo Nation. There are no royalties or interests held by others relating to the Company’s mineral rights.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

West Largo Project

The West Largo Project lands are comprised of 75 unpatented lode mining claims that were staked in Sections 20 and 28, and four sections of fee mineral rights in Sections 17, 19, 21 and 29, all situated in Township 15 North, Range 10 West. Collectively, the properties cover an area of approximately 3,840 acres. The Company has a 100% interest in these properties. The surface estates for Sections 17 and 21 are Navajo allotments. The surface over the unpatented lode mining claims in Sections 20 and 28 is public domain managed by the BLM. The surface for Section 19 is held in trust for the Navajo Nation, and the surface of Section 29 is owned by the Elkins Ranch. We do not hold any surface access rights or agreements for Sections 17, 19 or 21. There are no work or royalty obligations for the unpatented lode mining claims, which we own. The unpatented claims are subject to annual maintenance payments of $155 per claim to the BLM in order to maintain the mineral rights in good standing. A production royalty of 2.5 percent of “ore value” is payable to the Elkins Ranch for any production from Section 29.

6. CONVERTIBLE LOAN, RELATED PARTY

On November 13, 2013, the Company, together with each of its subsidiaries as guarantors, entered into a loan agreement (the “Loan Agreement”) with Resource Capital Fund V L.P. (“RCF”), whereby RCF agreed, subject to the terms and conditions set forth in the Loan Agreement, to provide a secured convertible loan facility of up to $15,000 to the Company. The facility initially consisted of three tranches of $5,000 each. RCF advanced $3,000 of the first $5,000 tranche shortly following the closing of the Loan Agreement in November 2013 and on January 29, 2014, the Company’s stockholders, excluding RCF, approved the Loan Agreement and the issuance of shares thereunder. Following such approval, RCF advanced the remaining $2,000 of the first tranche on February 4, 2014. On April 29, 2014, the Company and RCF executed an amendment to the Loan Agreement which reduced the amount available thereunder from $15,000 to $8,000, and on April 30, 2014, the Company requested, and RCF advanced, the final $3,000 available under the Loan Agreement.  The total amount drawn under the Loan Agreement after receipt of this advance is $8,000.  No additional amounts may be drawn under the Loan Agreement.

Amounts drawn under the Loan Agreement mature on December 31, 2016 and bear interest at 12% per annum through January 29, 2014 and 10% per annum thereafter, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  Additionally, the Company paid a commitment fee quarterly equal to 1% of the amount available, but not drawn, under the Loan Agreement.  In connection with the Loan Agreement the Company also paid, in shares of the Company’s common stock, a 2% loan establishment fee in the amount of $300 to RCF. The number of shares to be issued as payment for interest and fees is determined based upon the volume weighted-average price (“VWAP”) of the Company’s common stock for the 20 trading days preceding the last day of each quarter for interest payments and commitment fees and the 20 trading days preceding October 17, 2013 for the loan establishment fee.  Accordingly, the Company has issued the following shares of common stock for settlement of interest expense, commitment fees and the establishment fee:

	Amount	Shares of common stock issued	VWAP	Date of issuance

Establishment fee	$ 300	117,188	$ 2.5600	February 4, 2014
Q4 2013 Interest payment and commitment fee	63	21,218	$ 2.9731	February 4, 2014
Q1 2014 Interest payment and commitment fee	138	45,737	$ 3.0209	April 10, 2014
Q2 2014 Interest payment and commitment fee	175	69,233	$ 2.6561	July 25, 2014
Q3 2014 Interest payment	164	72,477	$ 2.7595	October 2, 2014
Q4 2014 Interest payment	198	102,912	$ 1.9434	January 2, 2015
Total	$ 1,038	428,765

As of December 31, 2014, interest expense of $198 relating to the three months ended December 31, 2014 was included in accrued liabilities on the Company’s Consolidated Balance Sheets.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

The Company’s obligations under the Loan Agreement are secured by pledges on the equity interests of the Company’s subsidiaries and a lien on substantially all of the assets of the Company and its subsidiaries. The Company may prepay all or any portion of the amounts drawn under the Loan Agreement without penalty, subject to a minimum prepayment amount of $5,000 or (if lower) the full amount then outstanding. Prepaid amounts may not be redrawn. The loan agreement contains customary representations, warranties, covenants and events of default and grants RCF the right to designate two nominees to the Company’s Board of Directors so long as any obligations remain outstanding under the Loan Agreement.

RCF may convert amounts drawn under the Loan Agreement into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price was initially set at $2.60 per share and was subject to customary anti-dilution adjustments and further downward adjustment, subject to a floor of $1.00 per share, in the case of certain equity issuances by the Company before November 13, 2014.

As discussed in Note 7 below, the conversion feature prior to the expiration of the anti-dilution clause was considered to be an embedded derivative. The initial fair value measurement of the derivative liability as determined on the date of each advance has been recognized as a debt discount and is amortized over the life of the Loan Agreement.

The following table represents the key components of our convertible loan:

	December 31,
	2014	2013

Debt principal	$ 8,000	$ 3,000
Unamortized discount	(3,655)	(1,975)
Carrying value of convertible loan, end of period	$ 4,345	$ 1,025

For the periods ended December 31, 2014 and 2013, the Company recorded amortization of debt discount of $1,567 and $87, which has been included in interest expense in the Company’s Consolidated Statement of Operations.

As of March 19, 2015, RCF owned approximately 6.9 million shares or 23.5% of the Company’s outstanding common stock. If RCF were to convert the entire $8,000 outstanding under the Loan Agreement, RCF would receive 3,076,923 shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to approximately 30.6%.

7. DERIVATIVE LIABILITY

The conversion feature of the Loan Agreement was initially determined to be an embedded derivative under ASC 815 as the exercise price was subject to downward adjustment as discussed in Note 6 above and, therefore, did not meet the “fixed-for-fixed” criteria. As a result, the conversion feature of the convertible Loan Agreement was initially bifurcated and classified as a derivative liability which was recorded at an initial fair value and subsequently marked-to-market each period with the changes in fair value reported in the Company’s results of operations. The initial fair value measurement of the derivative liability as determined on the date of each advance has been recognized as a debt discount and is amortized over the life of the Loan Agreement.

As discussed in Note 6 above, the downward adjustment of the exercise price expired on November 13, 2014 and the exercise price remains fixed at $2.60 for the remainder of the term of the Loan Agreement.  As a result, the conversion feature no longer qualifies as an embedded derivative instrument and the fair value of the derivative as of November 13, 2014 was reclassified to equity and will no longer require further mark-to-market adjustments.

The fair value of the derivative liability as of November 13, 2014 has been calculated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.53%
Expected life of derivative liability	2.13 years
Expected volatility	85.76%
Dividend rate	N/A

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

The change in the derivative liability related to the conversion feature is as follows:

	December 31,
	2014	2013
Fair value of derivative liability at beginning of period	$ 2,169	$ -
Fair value of $2,000 drawdown	1,556	-
Fair value of $3,000 drawdown	1,691	2,061
Change in fair value of derivative liability	(2,919)	108
Reclassification to equity	(2,497)	-
Fair value of derivative liability at end of period	-	$ 2,169

8. ASSET RETIREMENT OBLIGATION

The Company’s mining and exploration activities are subject to various state and federal law and regulations governing the protection of the environment.  The Company conducts its operations to protect public health and the environment and believes its operations are in compliance with the applicable laws and regulations in all material respects.  The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.  Estimated future restoration and reclamation costs are based principally on legal and regulatory requirements.

Changes to the Company’s asset retirement obligation are summarized below:

	December 31,
	2014	2013

Balance, beginning of period	$ 3,834	$ 4,498
Additions, changes in estimates and other	136	584
Liabilities settled	(199)	(1,638)
Accretion expense	425	390
Balance, end of period	4,196	3,834
Less: Current portion	(196)	-
Non-current Portion	$ 4,000	$ 3,834

Additions and changes in estimates during the year ended December 31, 2014 were primarily related to changes in estimated timing of when the restoration and reclamation activities will occur along with changes in the costs estimated for plugging and abandonment activities at our South Texas ISR projects.  As of December 31, 2014, the Company’s ARO was fully secured by surety bonds totaling $9,169, which were partially collateralized with restricted cash totaling $3,941.

9. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2014	2013
Royalties payable(1)	$500	$500
Crownpoint property(1)	450	450
GE purchase contract(2)	—	400
	$950	$1,350

(1)

Royalties payable and Crownpoint property liability were derived during prior years of production. Liabilities do not accrue interest or have a stated maturity date.

(2)

Balance is due on August 1, 2015 and has been reclassified to short-term accrued liabilities as of December 31, 2014.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

10. STOCKHOLDERS’ EQUITY

Common Stock Issued, Net of Issuance Costs

Registered Direct Offering

On February 12, 2014, the Company completed a registered direct offering with the issuance of 3,960,000 shares of common stock at a price of $2.60 per share for net proceeds of $9,307.

At-The-Market Sales

On October 31, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG LLC (the “ATM Sales Agreement”), a major global securities trading firm that acts as our sales agent. Under the ATM Sales Agreement, the Company may from time to time sell shares of its common stock having an aggregate offering price up to $15,000 in “at-the-market” offerings, which shares are registered under the Company’s currently effective registration statement on Form S-3. The Company filed a prospectus supplement dated July 2, 2014 with the Securities and Exchange Commission in connection with the offering, relating to shares of its common stock having an aggregate offering price of up to $4,100. The Company pays BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement.

During the year ended December 31, 2014 the Company sold 794,586 shares of common stock for net proceeds of approximately $2,600 under the ATM Sales Agreement.  As of March 19, 2015 approximately $6,000 of the aggregate $15,000 remained available for future sales under the ATM Sales Agreement.

Shareholder Rights Offering

In March 2013, the Company completed a Shareholder Rights Offering, whereby each stockholder and warrant holder received one non-transferrable subscription right for each share of common stock owned or subject to a warrant as of 5:00pm ET on January 28, 2013. Each subscription right entitled the holder to purchase 0.3119 of a share of common stock of the Company at a price of $2.55 per whole share.

Under the Shareholder Rights Offering, the Company raised $8,900 in gross proceeds, of which $5,000 was used to repay an outstanding short-term bridge loan payable to RCF. Also in connection with the short-term bridge loan, the Company issued 31,343 shares of common stock in 2013 for the payment of interest in the amount of $96 related to the six months ended March 31, 2013.

Common Stock Issued for Loan Interest and Fees

As discussed in Note 6 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the Loan Agreement.  For the year ended December 31, 2014, the Company issued 325,853 shares of common stock for the payment of $840 in interest and fees.  Subsequent to December 31, 2014, the Company issued 102,912 shares of common stock for the payment of $198 in interest relating to the three months ended December 31, 2014.

Common Stock Issued for Settlement of Litigation

On April 15, 2014, the Company and a former executive of the Company, entered into a Settlement Agreement and General Release, under the terms of which it was agreed by the Company’s former executive to dismiss with prejudice claims he brought in a lawsuit against the Company.  As a result of this Settlement Agreement, the Company issued common shares to the Company’s former executive with a grant date fair value of $334.  The issuance of 119,231 shares of common stock was based upon a common share price of $2.80.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

Common Stock Issued for Settlement of Land Obligations

On August 8, 2014, the Company issued 127,359 shares of common stock with a grant date fair value of $342 to the Juan Tafoya Land Corporation in satisfaction of $338 of base rental payments due under the Uranium Mining Lease and Agreement, dated October 12, 2006, by and between Neutron Energy, Inc., a wholly owned subsidiary of the Company, and the Juan Tafoya Land Corporation, as amended by the First Amendment thereto, dated August 8, 2014, by and among the Company, Neutron Energy, Inc. and the Juan Tafoya Land Corporation.

On October 3, 2014, the Company entered into a Second Amendment to the Uranium Mining Lease and Agreement whereby, on October 6, 2014, the Company repurchased 91,631 shares of common stock from the Juan Tafoya Land Corporation for an aggregate purchase price of $249.

Common Stock Issued for Services

In January 2013, the Company issued 83,200 shares valued at $3.50 per share based on the market trading price to Cormark Securities, Inc. in satisfaction of $291 in fees related to the Neutron Energy, Inc. merger.

11. STOCK BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units, restricted stock awards and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); the 2004 Stock Incentive Plan (the “2004 Plan”); and the 1995 Stock Incentive Plan (the “1995 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons.  The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is 1,000,000 shares of common stock, plus unissued shares under the prior plans.  Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Company (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years.  The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee.

As of December 31, 2014, 646,180 shares of common stock were available for future issuances under the 2013 Plan.  For the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation cost of $1,031 and $381, respectively, which has been included in general and administrative expense.

Bonus Shares

In March 2014, in accordance with the Company’s 2013 Plan, the Company awarded its executives bonuses that were paid out in common stock of the Company.  The bonus shares were valued using the closing share price of the Company’s common stock on the date of grant.  The bonus shares vested immediately and had a grant date fair value of $192.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

Stock Options

The following table summarizes stock options outstanding and changes during the years ended December 31, 2014 and 2013:

	2014		2013
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	309,479	$ 19.75	317,270	$ 24.62
Granted	-	-	65,000	2.86
Exercised	-	-	-	-
Expired	(134,731)	12.07	-	-
Canceled or forfeited	(14,000)	31.31	(72,791)	25.90
Stock options outstanding at end of period	160,748	$ 25.18	309,479	$ 19.75
Stock options exercisable at end of period	115,333	$ 33.81	226,980	$ 25.57

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2014 was approximately $83, which is expected to be recognized over a weighted-average period of 1.44 years.

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

Years ended December 31,
	2014	2013
Expected volatility	N/A	84% - 111%
Risk-free interest rate	N/A	1.40% - 2.63%
Expected life (years)	N/A	2.7 - 7.8
Dividend yield	N/A	N/A

Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Expected price volatility is based on the historical volatility of our common stock.  Changes in the subjective input assumptions can materially affect the fair value estimate.  The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

Restricted Stock Units

Time-based and performance-based RSUs are valued using the closing share price of the Company’s common stock on the date of grant. The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Compensation Committee of the Board of Directors at each vesting date, and the valuation of such awards assumes full satisfaction of all performance criteria.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

The following table summarizes RSU activity for the years ending December 31, 2014 and 2013:

	2014		2013
	Number of restricted stock units	Weighted-Average Grant Date Fair Value	Number of restricted stock units	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	280,000	$ 3.31	-	$ -
Granted	431,941	2.61	280,000	3.31
Forfeited	(29,778)	3.38	-	-
Vested	(137,353)	2.95	-	-
Unvested RSUs at end of period	544,810	$ 2.84	280,000	$ 3.31

Total estimated unrecognized compensation cost from unvested RSUs as of December 31, 2014 was approximately $860, which is expected to be recognized over a weighted-average period of 2.19 years.

Restricted Stock Awards

Time-based and performance-based RSAs are valued using the closing share price of the Company’s common stock on the date of grant. Vesting based on performance criteria is generally based on the Company’s prior year performance as determined by the Compensation Committee at each vesting date, and the valuation of such grants assumes full satisfaction of all performance criteria. Employee participants who receive restricted stock awards have all of the rights of a shareholder, including the right to vote shares of restricted stock that are the subject of the grant and the right to receive any regular cash dividends paid out of current earnings.

The following table summarizes RSA activity during the years ended December 31, 2014 and 2013:

	2014		2013
	Number of RSAs	Weighted-Average Grant Date Fair Value	Number of RSAs	Weighted-Average Grant Date Fair Value
Unvested RSAs at beginning of period	54,151	$ 5.49	40,870	$ 9.10
Granted	-	-	50,000	2.73
Forfeited	(5,601)	5.39	(4,220)	12.74
Vested	(21,880)	5.85	(32,499)	4.85
Unvested RSAs at end of period	26,670	$ 5.21	54,151	$ 5.49

The total estimated unrecognized compensation cost from the unvested RSA grants at December 31, 2014 was $57, which is expected to be recognized over the weighted-average vesting period of 0.99 years.

12. FEDERAL INCOME TAXES

We recognize future tax assets and liabilities for each tax jurisdiction based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates expected to be in effect when the taxes are paid or recovered. A valuation allowance is provided against net future tax assets for which we do consider the realization of such assets to meet the required “more likely than not” standard.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

Our future tax assets and liabilities at December 31, 2014 and 2013 include the following components:

	December 31,
	2014	2013
Deferred tax assets:
Non-Current:
Net operating loss carryforwards	$71,882	$63,539
Mineral properties	11,375	14,153
Equipment & Furniture	133	127
Restoration Reserves	1,360	1,303
Stock-based compensation	199	—
Derivatives	—	37
Deferred tax assets	84,949	79,159
Valuation allowance	(82,435)	(78,544)
Net	$2,514	$615
Deferred tax liabilities:
Current:
Prepaids and other	100	$50
	100	50
Non-Current:
Derivatives	(956)	—
Equipment & Furniture	(1,658)	(665)
	(2,614)	(665)
Deferred tax liabilities	(2,514)	(615)
Net deferred tax asset (liability)	$—	$—

The valuation allowance increased $3,891 from the year ended December 31, 2013 to the year ended December 31, 2014. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (“NOLs”), equity based compensation, and exploration spending on mineral properties. Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

At December 31, 2014, we had U.S. net operating loss carryforwards of approximately $206,364, which expire from 2018 to 2034. This included approximately $32,826 in net operating loss carryforwards associated with the Neutron merger.

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the US net operating loss carryforwards. Following the issuance of the Company’s Common Stock in 2001 and the Neutron merger in 2012, the ability to utilize the net operating loss carryforwards will be severely limited on an annual and aggregate basis. A formal Section 382 study has not been completed, therefore the actual usage of US net operating loss carryforwards has not been determined. Similar limitations apply to the state net operating loss carryforwards related to the Neutron acquisition.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2014	2013
Net loss	$(10,684)	$(20,294)
Statutory tax rate	34%	34%
Tax recovery at statutory rate	(3,633)	(6,900)
Change in tax rates	—	636
Mineral property adjustments	1,975	(4,210)
Stock based compensation	12	416
Operating loss carryforward adjustment	(2,251)	636
Nondeductible write-offs	6	126
Change in valuation allowance	3,891	9,296
Income tax expense (recovery)	$—	$—

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

13. COMMITMENTS AND CONTINGENCIES

Environmental Considerations

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

Sales Contracts

In March 2006, the Company first amended its sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A.,Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one- half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding two specifically identified large ranch properties in South Texas). Uranium deliveries from the inception of the contracts through December 31, 2014 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, acre, and per acre amounts)

14. SUBSEQUENT EVENT

Securities Purchase Agreement

On March 6, 2015 the Company completed a registered direct offering for gross proceeds of $6,000.  Net proceeds to the Company, after deducting agent’s fees and estimated offering expenses, were $5,400.  Under the Securities Purchase Agreement, the Company agreed to sell 4,000,000 units at a price of $1.50 per unit.  Each unit entitled the purchaser to receive one share of common stock of the Company and a warrant to purchase 0.55 shares of common stock at an exercise price of $2.00 per whole share.  The warrants will be exercisable for a period of 5 years beginning on the six-month anniversary of original issuance and ending on a date that is five years after the first date of exercisability.

ITEM 9.  CHANGES INAND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This evaluation was based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1

Asset Exchange Agreement, dated September 5, 2014, among the Company, Uranco, Inc. and Rio Grande Resources Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 9, 2014).

2.2

First Amendment to Asset Exchange Agreement, dated November 5, 2014, among the Company, Uranco, Inc. and Rio Grande Resources Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 10, 2014).

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

10.1*	Uranium Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).

10.2*	Uranium Resources, Inc. 2007 Restricted Stock Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.3*

Amended and Restated 2004 Directors’ Stock Option Plan dated April 10, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Post- Effective Amendment No. 1 to Registration Statement on Form S-3 filed April 11, 2007, SEC File No. 333-133960)

10.4*

Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan dated April 1, 2010 (incorporated by reference to Exhibit 10.43.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.5*	Uranium Resources, Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

10.6*	Form of Restricted Stock Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

10.7*

Form of Non-Qualified Stock Option Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

10.8*	Form of Restricted Stock Unit Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

10.9*

Employment Agreement, dated March 12, 2013, between the Company and Christopher M. Jones (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.10*

Employment Agreement, effective June 14, 2013, between the Company and Jeffrey L. Vigil

(incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.11

Loan Agreement, dated November 13, 2013, among the Company, those subsidiaries of the Company from time to time party thereto, and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 19, 2013).

10.12

Amendment No. 1 to Loan Agreement, dated April 29, 2014, among the Company, those subsidiaries of the Company from time to time party hereto, and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2014.)

10.13	Amendment No. 2 to Loan Agreement, dated November 5, 2014, among the Company, those subsidiaries of the Company from time to time party hereto, and Resource Capital Fund V L.P.

10.14

Agreement for the Sale of Uranium Concentrates between UG U.S.A., Inc. and Uranium Resources, Inc. dated March 31, 2006 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10- KSB for the fiscal year ended December 31, 2005).

10.15

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

101

The following financial information from the annual report on Form 10-K of Uranium Resources, Inc. for the year ended December 31, 2014, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*

Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2015

URANIUM RESOURCES, INC.

By:	/s/ Christopher M. Jones Christopher M. Jones, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Christopher M. Jones Christopher M. Jones, President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2015

/s/ Jeffrey L. Vigil Jeffrey L. Vigil, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2015

/s/ Paul K. Willmott Paul K. Willmott, Director	March 19, 2015

/s/ Terence J. Cryan Terence J. Cryan, Director and Chairman	March 19, 2015

/s/ Marvin K. Kaiser Marvin K. Kaiser, Director	March 19, 2015

/s/ Tracy Stevenson Tracy Stevenson, Director	March 19, 2015

/s/ Mark K. Wheatley Mark K. Wheatley, Director	March 19, 2015