Form 10-K/A
period 2014-12-31
URANIUM RESOURCES INC /DE/
filed 2015-04-30
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2014, was approximately $45,800,000. Number of shares of Common Stock, $0.001 par value, outstanding as of April 30, 2015 was 29,777,989 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

EXPLANATORY NOTE

3

PART III

3

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

3

ITEM 11.  EXECUTIVE COMPENSATION.

8

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

19

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

21

PART IV

24

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

24

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the Securities and Exchange Commission on March 19, 2015 (the “Original 10-K”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. We are also filing corrected XBRL (Extensible Business Reporting Language) information in Exhibit 101.

In addition, we have filed the following exhibits herewith:

•

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; and

•

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 also amends Item 15 to include the additional certifications and updates references to documents incorporated by reference and the number of shares outstanding on the cover page.

Except as described above, no other amendments are being made to our Annual Report on Form 10-K filed on March 19, 2015.

In this Amendment No. 1 on Form 10-K/A, unless the context otherwise requires, the terms “we”, “us”, “our”, “URRE”, “URI”, “Corporation”, or the “Company” refer to Uranium Resources, Inc. and its subsidiaries.  Terms used but not defined herein are as defined in the Original 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE COMPANY

Our Board currently consists of six directors. The directors hold office from election until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their death, resignation or removal.

In the paragraphs below, we describe each director's individual management and leadership experience for at least the last five years, which we believe, in the aggregate, creates a well-rounded and capable Board of Directors and contributes to the overall effectiveness of our Board and each of its Committees. There are no family relationships among any director or executive officer.

Following each director's biography below, we have highlighted certain notable skills and qualifications that contributed to his selection as a member of our Board of Directors.

Name	Age	Director Since	Primary Occupation
Terence J. Cryan	52	2006	Chairman of the Board, Uranium Resources, Inc. and Co-Founder and Managing Director, Concert Energy Partners
Christopher M. Jones	56	2013	President and Chief Executive Officer, Uranium Resources, Inc.
Marvin K. Kaiser	73	2007	Founder, Whippoorwill Consulting LLC
Tracy A. Stevenson	64	2013	Founding Member of Bedrock Resources, LLC
Mark K. Wheatley	53	2013	Executive Chairman, Xanadu Mines Ltd.
Paul K. Willmott	75	1994	Former Chairman of the Board, President and Chief Executive Officer, Uranium Resources, Inc.

Terence J. Cryan

Chairman of the Board of Directors

Chairman of the Nominating and Corporate Governance Committee and Member of the Compensation Committee

Terence J. Cryan has served as a director since October 2006, served as the Company's Interim President and Chief Executive Officer from September 2012 to March 2013, and became Chairman of the Board in June 2014. Mr. Cryan has over twenty-five years of experience in international business as an investment banker in the United States and Europe. In 2001, Mr. Cryan co-founded and presently serves as the Managing Director of Concert Energy Partners, an investment and private equity firm based in New York City. Prior to that, Mr. Cryan was a Senior Managing Director in the Investment Banking Division at Bear Stearns. Earlier in his career, Mr. Cryan was a Managing Director, Energy and Natural Resources Group Head and member of the Investment Banking Operating Committee at Paine Webber. Mr. Cryan joined Paine Webber following its acquisition of Kidder, Peabody in 1994. From 2007 to 2010, Mr. Cryan also served as President and Chief Executive Officer of Medical Acoustics LLC. Mr. Cryan has also been an adjunct professor at the Metropolitan College of New York Graduate School of Business and is a frequent lecturer at finance and energy and natural resources industry gatherings. Mr. Cryan received a Master of Science degree in Economics from the London School of Economics in 1984 and a Bachelor of Arts degree in Economics from Tufts University in 1983. Mr. Cryan has been a Director on the Board of Ocean Power Technologies, Inc., since October 2012 and has served as its Chairman since June 2014.  Mr. Cryan has been a Director on the Board of Global Power Equipment Group Inc. since January 2008 and has served as President and Chief Executive Officer since March 2015.  Mr. Cryan currently serves as Director on the Board of Superior Drilling Products, Inc.  and was previously a director of The Providence Service Corporation from May 2009 to May 2011 and Gryphon Gold Corporation from August 2009 to December 2012. Mr. Cryan is a Board Leadership Fellow and member of the National Association of Corporate Directors.

Mr. Cryan's extensive financial industry experience and educational background in economics provide him with a wealth of knowledge in dealing with financial, accounting and regulatory matters. Mr. Cryan's prior professional experience also permits him to provide valuable advice to the Company with respect to potential capital raising and merger and acquisition transactions, and his service as Interim President and Chief Executive Officer of the Company provides him a deep understanding of the operations of the Company.

Paul K. Willmott

Chairman of the Health, Safety, Environment and Public Affairs Committee

Paul K. Willmott first joined the Board in August 1994 and served as Chairman of the Board from July 1995 until June 2014. Mr. Willmott served as our President from February 1995 to October 2006, our Chief Executive Officer from July 1995 to August 2007 and our Executive Chairman from August 2007 to February 2013. Mr. Willmott also served as our Chief Financial Officer from April 1995 to September 1995. Mr. Willmott previously served in various positions at Union Carbide Corporation, where he was involved for 25 years in the finance and operation of Union Carbide's world-wide mining and metals business. Mr. Willmott was President of UMETCO Minerals Corporation, a wholly owned subsidiary of Union Carbide, from 1987 to 1991, where he was responsible for Union Carbide's uranium and vanadium businesses. From January 1993 until February 1995, Mr. Willmott was engaged by the Concord Mining Unit as a senior vice president where he was primarily involved in the acquisition of UMETCO Minerals Corporation's uranium and vanadium operating assets. In addition, he is a founding member of UMINICON, LLC, a corporate services firm. Mr. Willmott graduated from Michigan Technological University with a Bachelor of Science degree in Mining in 1964 and a Bachelor of Science degree in Engineering Administration in 1967.

As a result of his involvement in various executive-level positions with the Company over the last 21 years, including his tenure as President, Chief Executive Officer, Chief Financial Officer and Chairman, Mr. Willmott is able to provide valuable insights regarding the management and strategy of the Company. In addition, Mr. Willmott's 25 years with Union Carbide provide him with extensive knowledge of the mining industry, including the unique issues surrounding the mining of uranium.

Christopher M. Jones

President and Chief Executive Officer

Member of the Health, Safety, Environment and Public Affairs Committee

Christopher M. Jones has served as President and Chief Executive Officer and a director since April 2013. Mr. Jones has more than 30 years' experience in the mining industry and was most recently President, Chief Executive Officer and a director of Wildcat Silver Corporation from August 2008 to May 2012, where he and his team effectively doubled the size of

Wildcat Silver's resources twice using proven metallurgical technologies. Prior to that, Mr. Jones was the Chief Operating Officer and the Mining General Manger at Albian Sands Energy from April 2004 to June 2008. Mr. Jones also held management positions at RAG Coal West Inc., Phelps Dodge Sierrita Corp. and Cyprus Amax Coal Company. He is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers and is a Professional Engineer registered in Utah and Alberta. Mr. Jones received a Bachelor of Science degree in Mining Engineering at the South Dakota School of Mines and a Master of Business Administration degree from Colorado State University.

Mr. Jones has extensive executive and leadership experience as a result of his prior employment in management roles at other companies within the mining industry, which enables him to provide valuable counsel to the Company on issues of strategic planning and corporate governance. In addition, Mr. Jones has a history of leading various mining and production operations, as well as exploration and development projects, which will be useful to the Company in its efforts to develop its asset base in New Mexico and position its South Texas operations for a return to production.

Marvin K. Kaiser

Chairman of the Audit Committee and Member of the Compensation and the Nominating and Corporate Governance Committees

Marvin K. Kaiser has served as a director since July 2007 and is Chairman of the Audit Committee. Since 2006, Mr. Kaiser has owned Whippoorwill Consulting LLC, a consulting practice specializing in the natural resource industry. In February 2006, Mr. Kaiser retired from The Doe Run Company, a privately held natural resources company and the largest integrated lead producer in the Western Hemisphere, where he served as Executive Vice President and Chief Administrative Officer. Prior to his thirteen years with Doe Run, Mr. Kaiser held the positions of Chief Financial Officer for Amax Gold, Olympic Mining Corporation and Ranchers Exploration at various times over a 24-year period. Mr. Kaiser graduated from Southern Illinois University with a Bachelor of Science degree in Accounting in 1963 and serves as a director of the Southern Illinois University Foundation. He is a Certified Public Accountant and is experienced in all aspects of corporate finance and management. Mr. Kaiser currently serves as a director of Aurania Resources Ltd. Mr. Kaiser previously served as a director of New West Gold Corporation from May 2006 through September 2007, Constellation Copper Corporation from August 2006 through December 2008, El Capitan Precious Metals Inc. from September 2007 through April 2009, Gryphon Gold Corporation from November 2008 to December 2013, and Brigus Gold Corp. (formerly named Apollo Gold Corporation) from May 2006 to March 2014.

Mr. Kaiser's qualifications include over 40 years in the mining and exploration industries. In addition, Mr. Kaiser's background in accounting and his prior experience serving on the audit committees of other public companies make him a valuable advisor to the Company on financial and accounting issues and uniquely qualify him to serve as the Company's Audit Committee financial expert.

Tracy A. Stevenson

Member of the Audit and Health, Safety, Environment and Public Affairs Committees

Tracy A. Stevenson has served as a director since December 2013. A founding member of Bedrock Resources, LLC, a private financial advisory firm focused on natural resource businesses, since 2010, Mr. Stevenson previously was Global Head of Information Systems and Global Head of Business Process Improvement at Rio Tinto PLC. In addition, he served as Executive Vice President, Chief Financial Officer and a director of Comalco Ltd. and as Chief Financial Officer and a director of Kennecott Corporation. Mr. Stevenson has served as a director of Quaterra Resources Inc. since July 2007 and was its Non-Executive Chairman from February 2008 to June 2013. Mr. Stevenson has also served as a director of Vista Gold Corp. since November 2007 and previously served as a director of Ivanhoe Mines Ltd. from May 2010 to April 2012. In addition, he is a founding member of SOS Investors LLC, a private investment firm. Mr. Stevenson, a Certified Public Accountant, graduated magna cum laude with a Bachelor of Science degree in Accounting from the University of Utah and spent four years with a predecessor of the firm PricewaterhouseCoopers LLP.

Mr. Stevenson's extensive experience in finance as a founding member of a financial advisory firm, as a Certified Public Accountant and in executive roles at other companies in the mining industry enables him to provide valuable counsel to the Company on financial matters and business opportunities related to the Company's business strategy. In addition, Mr. Stevenson's extensive board service at numerous companies in the mining industry provides him deep industry knowledge and allows him to provide important corporate governance insight to the Company.

Mark K. Wheatley

Chairman of the Compensation Committee and Member of the Audit and Health, Safety, Environment and Public Affairs Committees

Mark K. Wheatley has served as a director since January 2013. Mr. Wheatley has more than 25 years of global metals and mining exploration and development experience and has served on the boards of numerous companies over the last 10 years. Mr. Wheatley currently serves as Executive Chairman of Xanadu Mines Ltd. Mr. Wheatley previously served as Chairman of Goliath Gold Mining Limited from March 2011 to April 2013 and as Chairman of Gold One International Limited from May 2009 through December 2011 and then as lead independent director through December 2012. Mr. Wheatley also served as a director of Uranium One Inc. from 2005 through 2010 and as a director of St. Barbara Limited from November 2003 to July 2006, and was Chairman of Norton Gold Fields Ltd during a one-year restructuring period ending in July 2011. Mr. Wheatley was Chief Executive Officer of Southern Cross Resources from 2003, and Chairman of the Board beginning in 2004, until the company merged to create Uranium One in 2005. Mr. Wheatley's executive management experience also includes having been Managing Director and Chief Executive Officer of BMA Gold Ltd. from July 2006 to May 2009 (including during a period of voluntary administration from January 2007 through November 2007), General Manager of Corporate Development for Aurion Gold, and Senior Vice President within the global mining team of Bankers Trust Australia. Mr. Wheatley started his career at BHP in 1979 and worked in a number of technical and commercial roles.

Mr. Wheatley's qualifications include his extensive executive and mining experience, including management and board positions in the uranium industry. Mr. Wheatley's successful leadership of companies in all aspects and phases of project development, including finance, operations, exploration, production and ultimately closure, makes him a valuable advisor to the Company as it works to develop its asset base in South Texas and New Mexico.

Criteria for Nomination to the Board

The Nominating and Corporate Governance Committee of the Board of Directors identifies director candidates based on input provided by a number of sources, including members of the Committee, other directors, our stockholders, members of management and third parties. The Nominating and Corporate Governance Committee does not distinguish between nominees recommended by our stockholders and those recommended by other parties. Any stockholder recommendation must be sent to the Secretary of Uranium Resources, Inc. at 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112, and must include detailed background information regarding the suggested candidate that demonstrates how the individual meets the Board membership criteria discussed below. The Nominating and Corporate Governance Committee also has the authority to consult with or retain advisors or search firms to assist in the identification of qualified director candidates.

As part of the identification process, the Nominating and Corporate Governance Committee takes into account each candidate's business and professional skills, experience serving in management or on the board of directors of companies similar to the Company, financial literacy, independence, personal integrity and judgment. In conducting this assessment, the Nominating and Corporate Governance Committee will, in connection with its assessment and recommendation of candidates for director, consider diversity (including, but not limited to, gender, race, ethnicity, age, experience and skills) and such other factors as it deems appropriate given the then-current and anticipated future needs of the Board and the Company, and to maintain a balance of perspectives, qualifications, qualities and skills on the Board. The Board of Directors does not have a formal diversity policy for directors. However, the Board of Directors is committed to an inclusive membership. Although the Nominating and Corporate Governance Committee may seek candidates that have different qualities and experiences at different times in order to maximize the aggregate experience, qualities and strengths of the Board members, nominees for each election or appointment of directors will be evaluated using a substantially similar process. Incumbent directors who are being considered for re-nomination are re-evaluated both on their performance as directors and their continued ability to meet the required qualifications.

Arrangements Regarding Election of Directors

Under a Stockholders' Agreement between Resource Capital Fund V L.P. (“RCF”) and the Company dated March 1, 2012, as subsequently modified by a Bridge Loan Agreement between the Company and RCF dated December 17, 2012 and a Loan Agreement between the Company and RCF dated November 13, 2013, which was subsequently amended on April 29, 2014 and November 5, 2014, the Company and RCF have the following arrangements regarding the election of directors: (i) so long as RCF and its affiliates own or hold shares of URI common stock which in the aggregate exceed 10% of the Company's issued and outstanding common stock, RCF will be entitled to have one designee placed in nomination for a seat on the Company's Board of Directors; (ii) so long as RCF and its affiliates own or hold shares of URI common stock which in the aggregate exceed 25% of the Company's issued and outstanding common stock, RCF will be entitled to have an additional designee placed in nomination for a seat on the Company's Board of Directors; and (iii) so long as any obligations remain outstanding under the Loan Agreement, RCF has the right to nominate two individuals to serve of the Company's Board of Directors. Tracy A. Stevenson and Mark K. Wheatley currently serve as RCF's designees to the Company's Board of Directors. Mr. Wheatley and RCF are also party to an agreement pursuant to which Mr. Wheatley may be entitled to additional compensation from RCF upon RCF's sale of its holdings in the Company.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers serve at the discretion of the Board of Directors. All officers are employed on a full-time basis.

Name	Age	Position
Christopher M. Jones	56	President and Chief Executive Officer
Jeffrey L. Vigil	61	Vice President – Finance and Chief Financial Officer
Dean T. (Ted) Wilton	67	Vice President and Chief Geologist
Dain A. McCoig	35	Vice President – South Texas Operations

Please see above under "Directors of the Company" for information about Christopher M. Jones, the Company's President and Chief Executive Officer. The following paragraphs set forth certain information concerning the business experience of the Company's other executive officers.

JEFFREY L. VIGIL joined the Company as Vice President – Finance and Chief Financial Officer in June 2013. Mr. Vigil is a mining industry financial veteran with more than thirty years of financial management experience in both production stage and development stage enterprises. Previously, he served in various financial positions, including Chief Financial Officer, at Energy Fuels, a uranium company, from April 2009 to May 2013, where he was responsible for financial and management reporting, equity financings, tax planning and compliance, treasury functions and risk management. Mr. Vigil also managed financial, operational and legal due diligence for a number of acquisitions. Prior to Energy Fuels, he served as Chief Financial Officer for Koala Corporation, which filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 2007. Mr. Vigil is a graduate of the University of Wyoming with a Bachelor of Science degree in Accounting and is a licensed Certified Public Accountant in the State of Colorado.

DEAN T. (TED) WILTON joined the Company in April 2012 as Vice President and Chief Geologist. Mr. Wilton, who has over 40 years of experience in the mining industry, is responsible for the development and implementation of exploration and delineation policies, systems, processes, procedures and controls related to both the exploration and development of existing properties as well as identifying potential new projects. Mr. Wilton has a comprehensive range of experience from greenfield to advanced stage mineral exploration and development programs in a variety of regions from North America and Latin America to Australia and New Zealand. He has participated in the discovery of a number of uranium and gold deposits over his career which includes a variety of technical and leadership roles at Freeport McMoRan, Inc., Kinross Gold Corporation, Neutron Energy, Inc., Victoria Gold Corporation and Klondex Mines Ltd. Prior to joining the Company in April 2012, Mr. Wilton served as Vice President – Exploration for Klondex Mines Ltd. from January 2012 to March 2012, Vice President – Exploration for Victoria Gold Corporation from January 2011 to December 2011, and as Chief Geologist for Neutron Energy, Inc. from March 2005 to December 2010. Mr. Wilton is a graduate of the New Mexico Institute of Mining and Technology and has been honored with the 2011 Distinguished Alumni Achievement award as well as being a Certified Professional Geologist.

DAIN A. MCCOIG joined the Company in 2004 as Plant Engineer and was promoted to Kingsville Dome Plant Supervisor in 2005, Senior Engineer in August 2008, Manager – South Texas Operations in April 2010 and Vice President – South Texas Operations in January 2013. Mr. McCoig earned a Bachelor of Science degree in Mechanical Engineering from Colorado School of Mines in 2002 and attained his certification as a Professional Engineer from the Texas Board of Professional Engineers in 2010.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership of our common stock. To our knowledge, based on a review of those forms and written representations, in 2014 all required forms were filed on time with the SEC, except for one Form 4 which was filed one day late by Mr. Kaiser due to an error by the Company’s filing agent, and one Form 4 which was filed late by RCF relating to the delivery of shares by the Company in satisfaction of accrued interest under the Loan Agreement in July 2014.

CODES OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers, which is applicable to the Company's chief executive officer, chief financial officer, controller, treasurer and chief internal auditor, and a Code of Business Conduct and Ethics, which is applicable to all of the Company's directors, officers and employees. Copies of the codes are available on our website at http://urre.client.shareholder.com under "Corporate Governance," or in print, without charge, to any stockholder who sends a request to the office of the Secretary of Uranium Resources, Inc. at 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112.

IDENTIFICATION OF AUDIT COMMITTEE AND FINANCIAL EXPERT

We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are identified below.

Members:

Marvin K. Kaiser (Chair)

Tracy A. Stevenson

Mark K. Wheatley

The Board of Directors has determined that Mr. Kaiser, the chairman of the Audit Committee, satisfies the criteria adopted by the SEC to serve as an "audit committee financial expert." In addition, the Board of Directors has determined that each of Messrs. Kaiser, Stevenson and Wheatley, constituting all members of the Audit Committee, is an independent director pursuant to the requirements under the Exchange Act and NASDAQ listing standards and is able to read and understand the Company's fundamental financial statements.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we discuss our compensation philosophy and describe the compensation program for our senior executive team. We explain how our Board's Compensation Committee determines compensation for our senior executives and its rationale for specific 2014 decisions. We also discuss numerous changes the Committee has made to our program over the past several years to advance its fundamental objective: aligning our executive compensation with the long-term interests of our stockholders.

The Compensation Discussion and Analysis describes the compensation of the following named executive officers ("NEOs"):

Name	Title
Christopher M. Jones	President, Chief Executive Officer and Director
Jeffrey L. Vigil	Vice President – Finance and Chief Financial Officer
Dain A. McCoig	Vice President – South Texas Operations

Executive Summary

Our executive compensation program is designed to reward exceptional organizational and individual performance and to align our management's interests with that of our stockholders. Performance of our executives is evaluated based on financial and non-financial goals that balance achievement of short-terms goals related to the continued improvement of the Company's business and long-term goals that seek to maximize stockholder value.

2014 Achievements

The Company achieved many of its goals during 2014 as a result of prolonged efforts by management, including:

•

further reduction of the Company's cash burn rate;

•

improved financial position with debt and equity financings;

•

completion of NI 43-101 compliant Technical Reports for the Company’s Roca Honda, Cebolleta and Juan Tafoya projects; and,

•

completion of restoration work at Kingsville Dome and Vasquez and commencement of reclamation work at Rosita.

2014 Compensation Plan Overview

Our compensation program provides total direct compensation to our NEOs that supports our philosophy of pay-for-performance and alignment of incentives between our management and stockholders. To that end, we have implemented the following policies and practices:

•

Significant "At-Risk" Compensation .. A significant portion of NEO compensation and bonus opportunities are based on each NEO's individual performance and the performance of the Company. Two-thirds of the equity grants to our NEOs in 2014 were performance-based, with a significant risk of forfeiture.

•

Short-Term Incentive Compensation .. The short-term incentive compensation component of our compensation program includes an annual incentive payment, payable in cash or stock, upon the achievement of specific planned performance goals. Such incentive payment serves as a vehicle for recruitment and retention and allows us to deliver competitive compensation tied to performance. In 2014, the Compensation Committee determined our NEOs earned from 70% to 75% of their target awards, again based on individual and Company-wide performance.

•

Long-Term Incentive Compensation .. The long-term incentive compensation component of our compensation program includes restricted stock units ("RSUs") tied to both performance and continued service. The award of such RSUs further aligns our management's interests with our long-term performance and stockholder value.

•

Fixed Compensation .. The fixed compensation elements of our compensation program include a base salary and retirement, health and welfare benefits.

•

Stock Ownership Guidelines .. Our stock ownership guidelines require that the Company's CEO and CFO obtain shares of our common stock valued at three times their base salaries to ensure that management's interests are aligned with the long-term interests of our stockholders. These ownership requirements also serve as a retention tool through holding period requirements.

•

No Perquisites .. We do not provide any perquisites, whether cash or otherwise, to our CEO, CFO or other NEOs.

•

Consideration of "Say-on-Pay" Vote .. As in prior years, our stockholders continued to show strong support for our executive compensation program by approving such program with approximately 98% of votes cast in favor of the "say-on-pay" proposal at the 2014 Annual Meeting. The Compensation Committee views this continued support as a strong endorsement of our program.

Philosophy and Objectives of Our Compensation Plan

Our compensation program is centered around a philosophy that focuses on management retention, alignment of interests between management and the stockholders and pay-for-performance compensation. We believe this philosophy allows us to compensate our NEOs competitively, while simultaneously ensuring continued development and achievement of key business strategy goals. The Compensation Committee firmly believes that our pay-for-performance philosophy should recognize both short- and long-term performance and should include both cash and equity compensation arrangements that are supported by strong corporate governance, including active and effective oversight by the Compensation Committee.

Objectives

The Compensation Committee has outlined the following objectives for compensation of our NEOs and considers such objectives in making compensation decisions:

Objective	Description
Attraction and Retention

We provide competitive compensation to our NEOs and tie a significant portion of compensation to time-based and performance-based vesting requirements. Together, these actions help to ensure that we can continue to attract key management personnel and retain such personnel.

Pay for Performance

A significant portion of each NEO's compensation is "at-risk" or variable, based on predetermined performance criteria. Such criteria include both short- and long-term goals, as well as financial and non-financial goals. The Compensation Committee considers each of these criteria in making its compensation decisions each year.

Pay Mix	We use a variety of fixed-pay and incentive compensation forms, including cash, stock, options and RSUs.
Alignment of Incentives	We require our CEO and CFO to obtain a significant stock ownership stake in the Company and tie a meaningful portion of NEO compensation to awards that vest over multi-year periods.
Competitive Packages	We evaluate our compensation program in an effort to provide a competitive compensation package to each NEO that takes into account their responsibilities, performance and organization.

How Executive Compensation is Determined

Role of the Compensation Committee

The Compensation Committee of the Board of Directors oversees the Company's executive compensation programs. Additionally, the Compensation Committee is charged with the review and approval of all annual compensation decisions relating to the NEOs and the Company's other officers.

The Compensation Committee is composed entirely of independent, non-management members of the Board of Directors. Each member of the Compensation Committee is both a "non-employee director" within the meaning of Rule 16b-3 of the Exchange Act, and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code. No Compensation Committee member participates in any of the Company's employee compensation programs. Each year the Company reviews any and all relationships that each director has with the Company, and the Board of Directors subsequently reviews these findings. The Board of Directors has determined that none of the Compensation Committee members has any material business relationships with the Company.

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

•

review and make such recommendations to the Board of Directors as the Compensation Committee deems advisable with regard to all incentive-based compensation plans and equity-based plans;

•

review and approve the corporate goals and objectives that may be relevant to the compensation of the Company's NEOs;

•

evaluate the performance of the NEOs in light of the goals and objectives that were set and determine and approve the compensation of the NEOs based on such evaluation; and

•

review and approve the recommendations of the CEO with regard to the compensation of all officers of the Company other than the CEO.

Role of Management

The Compensation Committee considers input from the CEO when making executive compensation decisions for the other NEOs. The CEO's input is useful because the CEO reviews and observes the performance of the other NEOs at the Company. No other NEO is present or privileged to the recommendations of the CEO to the Compensation Committee. The Compensation Committee and Board of Directors determine the compensation of the CEO without any management input.

Financial Performance Goals

The Compensation Committee believes that a significant portion of each NEO's compensation should be tied to the Company's performance measured against stockholder value creation. By doing so, officers have the incentive of increasing stockholder value. The Company also measures financial performance awards against certain operational cost targets, budget targets and development and production objectives. Performance goals have changed from time to time and will continue to change as the conditions of the Company and the uranium market evolve.

Non-Financial Performance Goals

The Compensation Committee also believes that a significant portion of NEO compensation should be tied to achievement of the following non-financial performance goals and exhibition of the following core values:

Non-Financial Performance Goals:

•

continued viability of the Company as a going concern through the low price cycle for uranium concentrate and, as conditions permit, the development of a strong balance sheet;

•

development and implementation of a strategy for market competitiveness in acquiring additional properties for future development and operation;

•

retention of existing uranium properties and resources for development and operation at a time when an economic cycle for uranium selling prices returns;

•

growth goals associated with development of the Company's New Mexico resources, expanded financing sources, return to production in South Texas and strategic ventures; and

•

retention of valuable personnel for future development and operation of uranium properties in the United States.

Core Values:

•

safety;

•

community involvement;

•

environmental stewardship;

•

development of future leaders; and

•

adherence to a strict code of ethics.

Peer Group Analysis The Company has historically evaluated its compensation program against the programs at other companies in order to ensure its compensation program is competitive. Peer companies were selected based on (i) revenue scope within a reasonable range, (ii) asset size within a reasonable range of the Company's asset size, and (iii) mining companies with operational scope comparable to those of the Company – specifically, mining companies with operational activities versus pure "junior" developmental/exploration companies. To be reflective of the appropriate range of competitive pay practices, the group of companies used for this purpose was comprised of uranium mining companies in various stages of development and production, and in 2014 consisted of Azarga Uranium, Energy Fuels, UR Energy, Uranium Energy and Uranerz Energy Inc. The Company traditionally targeted all elements of its compensation programs to provide a competitive compensation opportunity at the median range of companies whose compensation is used in our peer group.

During 2013, the Compensation Committee utilized the services of an executive search firm which provided compensation data on current market salaries and incentive packages for executives in similarly sized mining companies in North America. The Committee negotiated salaries and long-term incentive opportunities directly with the Company's new CEO and CFO in light of their level of experience, the Company's compensation packages with its former CEO and CFO, and the need for the Company to conserve cash. For the Company's other NEOs, the Committee largely continued base salary levels from prior years in 2013 and 2014 and established performance incentives with target payments similar to the Company's legacy programs, although with a greater portion at risk based on the Company's performance and the performance of the individual NEOs.

In evaluating stock price performance in 2014, the Compensation Committee compared the Company's performance against the performance of the Global X Uranium ETF, which the Committee concluded represents a better measure of the status of the uranium industry than any potential peer group.

Use of Compensation Consultants

The Compensation Committee occasionally engages compensation consultants to assess executive pay packages and develop incentive plans. The Compensation Committee last utilized a consultant, Buck Consultants, LLC, in September 2010. The Company's current short-term incentive program and long-term incentive program have certain similarities with plans developed with the assistance of Buck Consultants in 2010 and 2011, but none of the Company's 2014 compensation decisions were the result of input from Buck Consultants or any other compensation consultant.

2013 Omnibus Incentive Plan

In June 2013, the Company adopted the Uranium Resources, Inc. 2013 Omnibus Incentive Plan (the "2013 OIP"). Prior to its adoption, the Company had three other stock incentive plans for officers and certain other employees: the Amended and Restated 1995 Stock Incentive Plan (the "1995 Plan"), the 2004 Stock Incentive Plan (the "2004 Plan") and the 2007 Restricted Stock Plan (the "2007 Plan"). In addition, the Company had a stock incentive plan for directors: the 2004 Amended and Restated Directors' Stock Option and Restricted Stock Plan (the "2004 Directors' Plan" and together with the 1995 Plan, 2004 Plan and 2007 Plan, the "Prior Plans"). The Company adopted the 2013 OIP to provide flexibility in structuring its executive compensation program and to ensure that it would have a sufficient number of shares of common stock available for equity-based awards that it expects to make to eligible individuals over the next several years. The 2013 OIP replaced the Prior Plans and no more awards were or will be granted under the Prior Plans following the adoption of the 2013 OIP. We reserved a total of one million shares of common stock for issuance pursuant to the 2013 OIP, plus shares that were reserved but unissued under the Prior Plans.

The 2013 OIP provides the Compensation Committee substantial flexibility in structuring awards that meet the objectives outlined above. In particular, the 2013 OIP permits the grant of performance-based and time-based RSUs, with many possible performance criteria available as the Compensation Committee determines to be appropriate. In addition to RSUs, the 2013 OIP provides for the grant of awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards. All of our officers, directors and employees, and the officers, directors and employees of our subsidiaries and affiliates, are eligible to receive awards under the 2013 OIP. In addition, consultants, advisors and certain other individuals whose participation in the 2013 OIP is determined to be in the best interests of the Company by the Compensation Committee may participate. Incentive share options, however, are only available to our employees.

The 2013 OIP is administered by the Compensation Committee. The Compensation Committee also interprets the provisions of the 2013 OIP. The Compensation Committee also determines who will receive awards under the 2013 OIP, the types of award made, the terms and conditions of awards, and the number of shares of common stock subject to an award, if the award is equity-based.

Executive Compensation Elements

Overview and Compensation Mix

The following table illustrates the principal elements of the Company's executive compensation program, each of which is evaluated and update on an annual basis by the Compensation Committee:

Pay Element	Characteristics	Primary Objective
Base Salary	Annual fixed cash compensation	Attract and retain qualified and high performing executives
Short-Term Incentive Compensation	Annual stock compensation based on the achievement of predetermined performance goals	Incentivize our NEOs to achieve the short-term performance goals established by the Compensation Committee
Long-Term Incentive Compensation	Long-term equity awards granted as time-based and performance-based RSUs	Retain our NEOs and align their interests with the interests of our stockholders

In addition to the above-mentioned elements, the Company also provides a retirement, health and welfare benefit component to the executive compensation program.

The 2014 compensation mix for the Company's CEO and CFO demonstrates the Company's philosophy regarding significant long-term and performance-based compensation. As set forth in the 2014 Summary Compensation Table, approximately 43% of total compensation for the CEO and 33% of total compensation for the CFO in 2014 consisted of long-term equity awards, with approximately 39% of the CEO’s 2014 compensation and 54% of the CFO’s 2014 compensation consisting of base salary and the remainder consisting of compensation under the short-term incentive program. In addition, all short-term incentive compensation and a significant portion of long-term incentive compensation vests or is otherwise determined by the achievement of individual and Company-wide performance objectives.

The following is a summary of the components of the compensation policy for the Company's NEOs. As described in greater detail below, for 2014 annual and long-term incentive programs are effective for each current NEO – specifically, Messrs. Jones, Vigil and McCoig.

Fixed Compensation

Base Salary

The Compensation Committee establishes base salaries for our executives based on the scope of their responsibilities, and takes into account competitive market compensation paid by comparable mining industry companies. The Company believes that a competitive compensation program will enhance its ability to attract and retain senior executives. In each case, the Compensation Committee takes into account each officer's (i) current and prior compensation, (ii) scope of responsibilities, (iii) experience, (iv) comparable market salaries and (v) the Company's achievement of performance goals (both financial and non-financial). The Compensation Committee also (i) has the opportunity to meet with the officers at various times during the year, which allows the Compensation Committee to form its own assessment of each individual's performance and (ii) reviews reports of the CEO presented to the Compensation Committee, evaluating each of the other officers, including a review of their contributions and performance over the past year, strengths, weaknesses, development plans and succession potential.

For fiscal 2014, after taking into account the above-mentioned factors, historical base salaries, the performance of the NEOs and the challenging uranium pricing environment, the Compensation Committee maintained base salaries for our NEOs at the same levels as in fiscal 2013, as follows:

Name	Title	2014 Base Salary
Christopher M. Jones	President and Chief Executive Officer	$275,000
Jeffrey L. Vigil	Vice President – Finance and Chief Financial Officer	$200,000
Dain A. McCoig	Vice President – South Texas Operations	$165,000

For more information about the 2014 base salaries for each of our NEOs, please see "2014 Summary Compensation Table" on page 15 of this Form 10-K/A.

Retirement, Health and Welfare Benefits

The Company offers a variety of health and welfare and retirement programs to all eligible employees. The NEOs generally are eligible for the same benefit programs on the same basis as the rest of the Company's employees. The Company's health and welfare programs include medical, dental and vision. In addition to the foregoing, the NEOs are eligible to participate in the following programs:

401(k) Profit Sharing Plan ..    The Company maintains a defined contribution profit sharing plan for employees (the "401(k)") that is administered by a committee of trustees appointed by the Company. All Company employees are eligible to participate upon the completion of six months of employment, subject to minimum age requirements. Each year the Company makes a contribution to the 401(k) without regard to current or accumulated net profits of the Company. These contributions are allocated to participants in amounts equal to 25% (or a higher percentage, determined at the Company's discretion) of the participants' contributions, up to 4% of each participant's gross pay. For the plan year ended July 31, 2014, the Company contributed amounts equal to 100% of the participant's contributions, up to 4% of gross pay. Participants become 20% vested in their Company contribution account for each year of service until full vesting occurs upon the completion of five years of service. Distributions are made upon retirement, death or disability in a lump sum or in installments.

Perquisites

We do not provide any perquisites, whether cash or otherwise, to our NEOs. We feel that our executive compensation program, particularly given the challenging uranium pricing environment, provides our NEOs with competitive compensation such that we do not need to provide any perquisites to achieve the goals of our executive compensation program.

Short-Term Incentive Compensation

In 2014, the Compensation Committee established a short-term incentive program pursuant to which each of the NEOs could earn a bonus based on the achievement of certain performance measures. For fiscal 2014, the performance measures and weighting of the measures for each NEO were as follows:

	Performance Objectives and Relative Importance
	Safety / Environment	Corporate Objectives(1)	Financing	Budget	Operations Support	Target Bonus as a Percentage of Salary	Bonus Paid for Fiscal 2014
Christopher M. Jones	Medium	High	High	High	Medium	60%	$124,000
Jeffrey L. Vigil	Low	High	High	High	High	30%	$42,000
Dain A. McCoig	High	Medium	Low	High	High	30%	$37,000
Level of Achievement	Partial	Partial	Partial	Full	Partial

(1)

Consists of restoration at certain of the Company's South Texas properties, evaluating merger and acquisition opportunities and developing resource reports.

In March 2015, the Compensation Committee determined the results of the 2014 performance measures, as set forth in the table above, and the applicable award amounts. Awards were made in stock.

Long-Term Incentive Compensation

In 2014, the Compensation Committee also determined to set long-term performance criteria for each of the NEOs. The long-term compensation program puts a greater focus on performance and serves to create a balance between long-term and short-term performance imperatives. In the case of the NEOs, two-thirds of the restricted stock units granted on June 4, 2014, vest based upon the achievement of such performance criteria, with the other one-third in each case vesting based upon continued service to the Company.

The Compensation Committee expects the incentive program to evolve over time as the Company transitions from its current primary focus on developmental and restoration activities to an operational focus driving towards profit and return enhancement.

Stock Ownership Policy

The Compensation Committee believes that stock ownership by senior management and stock-based performance compensation arrangements are beneficial in aligning management and stockholders' interests and serves as an executive retention tool through vesting and post-vesting holding period requirements. To that end, the employment agreements for each of Mr. Jones and Mr. Vigil establish stock ownership targets for each executive of stock valued at three times the initial base salary of each executive under the employment agreements. Each of Mr. Jones and Mr. Vigil has five years from his respective employment date to reach the stock ownership target.

Target Total Direct Compensation for Fiscal 2014

The target compensation packages for our NEOs during fiscal 2015 will consist of base salary and, subject to Compensation Committee approval, a performance-based annual incentive plan pursuant to the short-term incentive program and time-based and performance-based awards under the long-term incentive program. Base salaries have been positioned to reflect job content and competitive pay practices, as discussed above.

"Say-on-Pay" Stockholder Vote

In 2014, as in prior years, we sought an advisory vote from our stockholders regarding our executive compensation program and received a 98% favorable vote supporting the program. The Compensation Committee considers the results of the advisory vote as it completes its annual review of each pay element and the compensation packages provided to our NEOs. Given the significant level of stockholder support and our stockholder outreach throughout the year, the Compensation Committee concluded that our compensation program continues to provide a competitive pay for performance package that effectively incentivizes our NEOs to maximize stockholder value. The Compensation Committee will continue to consider the outcome of our say-on-pay votes and our stockholder views when making future compensation decisions for our NEOs.

Severance and Change in Control Arrangements

We have entered into employment agreements with Messrs. Jones and Vigil that provide payments following the termination of employment under certain circumstances, including following a change in control of the Company. The Compensation Committee believes such agreements are useful in recruiting and retaining executives, provide continuity of management in the event of an actual or threatened change in control and provide the executives with the security to make decisions that are in the best long-term interest of the stockholders. The terms of these agreements are described later in "Potential Payments Upon Termination or Change in Control."

In addition, awards under the Company's equity incentive plans generally vest or accelerate upon a change in control of the Company. The Compensation Committee believes that the above-mentioned vesting and acceleration is appropriate on the basis that our NEOs should receive the full benefit of such awards in the event of a change in control.

Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally places a $1,000,000 limit on the deductibility for federal income tax purposes of the annual compensation paid to a company's CEO and each of its other three most highly compensated executive officers (excluding the CFO). However, "qualified performance-based compensation" is exempt from this deductibility limitation. Qualified performance- based compensation is compensation paid based solely upon the achievement of objective performance goals, the material terms of which are approved by the stockholders of the paying corporation.

The Compensation Committee considers the anticipated tax treatment to the Company when determining executive compensation and routinely seeks to structure its executive compensation program in a way that preserves the deductibility of compensation payments and benefits. It should be noted, however, that there are many factors which are considered by the Compensation Committee in determining executive compensation and, similarly, there are many factors that may affect the deductibility of executive compensation. In order to maintain the flexibility to be able to compensate NEOs in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a strict policy that all executive compensation must be deductible under Section 162(m).

Actions Taken After Fiscal 2014

The Compensation Committee has not taken any additional actions with respect to our executive compensation program after fiscal 2014, other than as described above.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

This Report has been submitted by the following members of the Compensation Committee of the Board of Directors:

Mark K. Wheatley, Chairman

Terence J. Cryan

Marvin K. Kaiser

The information contained in the foregoing Compensation Committee Report shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this Report by reference therein.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2014, the Compensation Committee consisted of Mark K. Wheatley (Chair), Terence J. Cryan and Marvin K. Kaiser.  No member of the Compensation Committee is now, or was during 2014, an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company or any of its subsidiaries during 2014 pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons. None of the executive officers of the Company currently serves or served during 2014 on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on the Company's Board of Directors or Compensation Committee.

2014 SUMMARY COMPENSATION TABLE

The following table sets forth information regarding 2014 and 2013 compensation for each of our 2014 NEOs;

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Christopher M. Jones (4)	2014	275,000	303,504	—	124,000	5,924	708,428
President and CEO	2013	215,769	351,250	108,900	79,471	2,794	758,184
Jeffrey L. Vigil (5)	2014	200,000	121,401	—	42,000	4,597	367,998
Vice President – Finance and CFO	2013	104,615	360,000	—	14,869	3,792	483,276
Dain A. McCoig (6)	2014	165,000	166,928	—	37,000	4,358	373,286
Vice President – South Texas Operations	2013	162,788	—	—	29,134	13,912	205,834

(1)

See Note 11 – Stock Based Compensation of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the period ended December 31, 2014 for a discussion of valuation assumptions for stock and option awards. The stock and option awards present the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718.

(2)

Non-equity incentive plan compensation for 2014 and 2013 includes performance awards made under the Company's short-term incentive program.

(3)

Includes contributions made by the Company under the Company's 401(k) Profit Sharing Plan described above, life insurance premiums paid by the Company on behalf of the named officer.

(4)

Mr. Jones joined the Company on March 12, 2013.

(5)

Mr. Vigil joined the Company effective June 14, 2013.

(6)

Mr. McCoig became an executive officer of the Company upon his promotion to Vice President – South Texas Operations on January 24, 2013.

2014 GRANTS OF PLAN-BASED AWARDS

The table below summarizes grants of restricted stock, RSUs and options and the estimated cash awards payable under the Company's short-term and long-term incentive programs for 2014. Information regarding the terms of these awards can be found above under the headings "Short-Term Incentive Compensation," and "Long-Term Incentive Compensation" and below under the heading "Employment Agreements."

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Shares of Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	and Option Awards ($) (2)

Christopher M. Jones		—	165,000	—	—	—	—	—
	6/4/2014	—	—	—	117,183(3)	—	—	303,504
Jeffrey L. Vigil		—	60,000	—	—	—	—	—
	6/4/2014	—	—	—	46,873(3)	—	—	121,401
Dain A. McCoig		—	49,500	—	—	—	—	—
	6/4/2014	—	—	—	64,451(3)	—	—	166,928

(1)

Represents potential earnings under the Company's short-term incentive program for 2014. The target individual awards under the short-term incentive program were 30% of base salary for NEOs other than Mr. Jones and 60% of base salary in the case of Mr. Jones. The awards were not subject to threshold or maximum amounts. Awards under the short-term incentive program were paid during the first quarter of 2015. See the 2014 Summary Compensation Table for those amounts.

(2)

See Note 11 – Stock Based Compensation of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the period ended December 31, 2014 for a discussion of valuation assumptions for stock and option awards. The stock and option awards present the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718.

(3)

On June 4, 2014, pursuant to the Company’s long-term incentive program, NEOs were awarded RSUs which vest as follows: one-third in three equal installments on January 2, 2015, 2016 and 2017, and the remaining two-thirds over three years subject to the achievement of performance objectives.

EMPLOYMENT AGREEMENTS

On March 12, 2013, the Company entered into an employment agreement with Mr. Jones in connection with his joining the Company as President and CEO. Pursuant to his employment agreement, Mr. Jones is entitled to an annual base salary of $275,000, has a target bonus equal to 60% of his base salary, and was awarded 25,000 shares of the Company's restricted stock and an option to purchase 55,000 shares of the Company's common stock. In the event of a change of control (as defined therein), if Mr. Jones is terminated without cause (as defined therein), demoted or has his responsibilities materially changed, or circumstances arise that constitute good reason (as defined therein), the Company will pay Mr. Jones a severance amount equal to two years of base salary, in a lump sum within 30 days after his termination or termination of the agreement. If the Company otherwise terminates Mr. Jones without cause or fails to renew the employment agreement, or Mr. Jones otherwise terminates his employment for good reason, the Company will pay Mr. Jones severance in the amount of one year of base salary in a lump sum within 30 days after the termination date.

On June 11, 2013, the Company entered into an employment agreement with Mr. Vigil in connection with his joining the Company as Vice President – Finance and CFO. Pursuant to his employment agreement, Mr. Vigil is entitled to an annual base salary of $200,000 and has a target bonus equal to 30% of his base salary. The employment agreement also provides for a grant of 80,000 RSUs to Mr. Vigil. In the event of a change of control (as defined therein), if Mr. Vigil is terminated without cause (as defined therein), demoted or has his responsibilities materially changed, or circumstances arise that constitute good reason (as defined therein), the Company will pay Mr. Vigil a severance amount equal to one year of base salary, in a lump sum within 30 days after his termination or termination of the agreement. If the Company otherwise terminates Mr. Vigil without cause or fails to renew the employment agreement, or Mr. Vigil otherwise terminates his employment for good reason, the Company will pay Mr. Vigil severance in the amount of six months of base salary in a lump sum within 30 days after the termination date.

Each employment agreement also contains customary confidentiality, non-competition and non-solicitation provisions. Each executive has agreed not to perform any work in the United States related in any way to uranium mining, or to solicit customers, suppliers or employees of the Company, during the term of the employment agreement and for a period of one year thereafter in the case of Mr. Jones or six month thereafter in the case of Mr. Vigil.

Other than the foregoing employment agreements, we do not have any other employment agreements with our executive officers.

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2014 for the NEOs. The table also shows unvested and unearned stock awards and RSUs assuming a market value of $1.86 a share, the closing market price of the Company's stock on December 31, 2014.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher M. Jones	18,333	36,667 (1)	2.73	3/12/2023	—	—
	—	—	—	—	16,668 (1)	31,000
	—	—	—	—	66,667 (2)	124,000
	—	—	—	—	117,183 (3)	217,960
Jeffrey L. Vigil	—	—	—	—	53,333 (4)	99,200
	—	—	—	—	46,873 (3)	87,184
Dain A. McCoig	1,562	—	31.20	10/06/2015	—	—
	3,000	—	51.90	11/08/2016	—	—
	2,500	—	7.30	04/01/2020	—	—
	—	—	—	—	64,451 (3)	119,879

(1)

The reported awards represent the unvested portion of options and restricted stock that vest as follows: one-third in equal installments on March 12, 2014, 2015 and 2016, and the remaining two-thirds over three years subject to the achievement of performance objectives.

(2)

The reported award represents the unvested portion of RSUs that vest in equal one-third installments on January 1, 2014, 2015 and 2016.

(3)

The reported award represents the unvested portion of RSUs that vest as follows:  one-third in equal installments on January 2, 2015, 2016 and 2017, and the remaining two-thirds over three years subject to the achievement of performance objectives.

(4)

The reported award represents the unvested portion of RSUs that vest as follows: one-third in equal installments on the first, second and third anniversaries of June 14, 2013, and the remaining two-thirds over three years subject to achievement of annual performance objectives.

2014 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding options, restricted stock awards and restricted stock units exercised and vested, respectively, during 2014 for the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Christopher M. Jones	—	—	39,815	185,560
Jeffrey L. Vigil	—	—	16,889	60,247
Dain A. McCoig	—	—	—	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Employment Agreements

The Company has entered into employment agreements with each of Mr. Jones and Mr. Vigil. See "Employment Agreements" above. In the event of a change of control, if either executive is terminated without cause (as defined therein), demoted or has his responsibilities materially changed, or circumstances arise that constitute good reason (as defined therein), the Company will pay severance in an amount equal to two years of base salary in the case of Mr. Jones and one year of base salary in the case of Mr. Vigil, in each case in a lump sum within 30 days after his termination or termination of the agreement. If the Company otherwise terminates either executive, including following the disability of either executive, without cause, or fails to renew either employment agreement, or either executive otherwise terminates his employment for good reason, the Company will pay severance in an amount equal to one year of base salary in the case of Mr. Jones and six months of base salary in the case of Mr. Vigil, in each case in a lump sum within 30 days after the termination date. The employment agreements automatically terminate upon the death of the executive.

The employment agreements define "change of control" as (i) any person or group of affiliated or associated persons (other than RCF or RMB Australia Holdings, Ltd. or related entities) acquires more than 50% of the voting power of the Company; (ii) the consummation of a sale of all or substantially all of the assets of the Company; (iii) the dissolution of the Company; (iv) a majority of the members of the Board are replaced during any 12-month period; or (v) the consummation of any merger, consolidation, or reorganization involving the Company in which, immediately after giving effect to such merger, consolidation or reorganization, less than 50.1% of the total voting power of outstanding stock of the surviving or resulting entity is then "beneficially owned" (within the meaning of Rule 13d-3 under the Exchange Act) in the aggregate by the stockholders of the Company immediately prior to such merger, consolidation or reorganization.

Equity Incentive Plans

Upon a change in control, the stock options granted under our 1995 and 2004 Plans, the restricted stock granted under our 2007 Plan and any awards under our 2013 OIP will immediately vest in full, to the extent not already vested, for all of our NEOs.

BOARD OVERSIGHT OF RISK MANAGEMENT

The Board of Directors has overall responsibility for risk oversight with a focus on the most significant risks facing the Company. The Board of Directors relies upon the President and Chief Executive Officer to supervise day-to-day risk management, who reports directly to the Board and certain Committees on such matters as appropriate.

The Board of Directors delegates certain oversight responsibilities to its Committees. For example, while the primary responsibility for financial and other reporting, internal controls, compliance with laws and regulations and ethics rests with the management of the Company, the Audit Committee provides risk oversight with respect to the Company's financial statements, the Company's compliance with legal and regulatory requirements and corporate policies and controls, and the independent auditor's selection, retention, qualifications, objectivity and independence. Additionally, the Compensation Committee provides risk oversight with respect to the Company's compensation programs, and the Nominating and Governance Committee provides risk oversight with respect to the Company's governance structure and processes and succession planning. The Board and each Committee consider reports and presentations from the members of management responsible for the matters considered to enable the Board and each Committee to understand and discuss risk identification and risk management.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF OFFICERS AND DIRECTORS

The following table shows, as of April 30, 2015, the number of shares of URI common stock beneficially owned by each director, by each of the named executive officers identified in the 2014 Summary Compensation Table on page • in this Annual Report on Form 10-K/A, and by all current directors and executive officers as a group. The percentage of beneficial ownership is based on 29,641,527 shares of common stock outstanding as of the close of business on April 30, 2015. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name of Individual or Group	Number of Shares of URI Common Stock Beneficially Owned (1)	Percent of Class
Terence J. Cryan	91,097 (2)	*
Christopher M. Jones	183,361	*
Marvin K. Kaiser	55,308	*
Tracy A. Stevenson	7,916	*
Mark K. Wheatley	22,498	*
Paul K. Willmott	93,602	*
Jeffrey L. Vigil	37,298	*
Dain A. McCoig	36,294	*
All current directors and executive officers as a group (9 persons)	659,163	2.2%

*

Represents less than 1%.

(1)

Includes the following shares that directors and executive officers have the right to acquire within 60 days after April 30, 2015 through the exercise of vested stock options: Terence J. Cryan, 51,666 shares; Christopher M. Jones, 24,444 shares; Marvin K. Kaiser, 16,666 shares; Tracy A. Stevenson, 1,250 shares; Mark K Wheatley, 2,500 shares; Paul K. Willmott, 1,666 shares; Dain A. McCoig, 7,062 shares; and all current directors and executive officers as a group, 105,254 shares. Also includes the following shares that directors and executive officers have the right to acquire within 60 days after April 30, 2015 through the vesting of RSUs: each of Messrs. Cryan, Kaiser, Wheatley and Willmott, 13,332 shares; Mr. Stevenson, 6,666 shares; and all current directors and executive officers as a group, 59,994 shares. Except as otherwise noted, the directors and executive officers exercise sole voting and investment power over their shares shown in the table and none of the shares are subject to pledge.

(2)

Includes 100 shares held through the IRA of Mr. Cryan's spouse.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding persons or groups known to the Company to be beneficial owners of more than 5% of our outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares of URI Common Stock Beneficially Owned	Percent of Class
Resource Capital Fund V L.P.(1) 1400 Sixteenth Street, Suite 200 Denver, Colorado 80202	10,136,166	31.0%

(1)

RCF reported that, as of April 2, 2015, each of RCF, its general partner, Resource Capital Associates V L.P. ("Associates V"), and the general partner of Associates V, RCA V GP Ltd. ("RCA V"), may be deemed to have sole voting and dispositive power over 10,136,166 shares of our common stock. The investment and voting control of RCA V is exercised by Messrs. Ryan T. Bennett, Ross R. Bhappu, Russ Cranswick, James McClements, Henderson G. Tuten and Ms. Sherri Croasdale (collectively, the "Principals"). Each of the Principals disclaims beneficial ownership of the shares listed, except to the extent of each of their pecuniary interest therein. Such information is based upon a Form 4 filed April 2, 2015.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2014 with respect to the shares of URI common stock that may be issued under our equity compensation plans.

Plan Category	Number of shares issuable under outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders (1)	1,159,123	$25.18 (2)	646,180
Equity compensation plans not approved by security holders	—	—	—
Total	1,159,123	$25.18 (2)	646,180

(1)

Includes our 2013 Omnibus Incentive Plan, 2007 Restricted Stock Plan, Amended and Restated 2004 Directors' Stock Option and Restricted Stock Plan, 2004 Stock Incentive Plan and Amended and Restated 1995 Stock Incentive Plan. Our 2013 Omnibus Incentive Plan is the only equity compensation plan under which we currently issue equity awards. As of June 4, 2013, our 2013 Omnibus Incentive Plan superseded our prior plans.

(2)

Weighted average exercise price of outstanding options only.

2014 DIRECTOR COMPENSATION

Directors who are employees of the Company receive no additional compensation for serving as directors. Non-employee directors are compensated for their service on the Board as described below.

Annual Compensation

In 2014, the compensation of non-employee directors consisted of an annual $50,000 cash retainer, earned at a rate of $12,500 per quarter, and a grant of 20,000 RSUs following our Annual Meeting of Stockholders. The compensation of the current Chairman of the Board, Mr. Cryan, consisted of $27,500 per quarter and a grant of 20,000 RSUs following our Annual Meeting of Stockholders.  The former Chairman of the Board, Mr. Willmott, earned an additional $12,500 cash retainer per quarter ending June 30, 2015 pursuant to an agreement with the Company. All of our directors are also reimbursed for reasonable out-of-pocket expenses related to attendance at Board and Committee meetings.

In addition, each non-employee director earned $1,250 per quarter for each Committee served upon, with the Chairman of each Committee earning either an additional $2,500 per quarter (in the case of the Audit and Compensation Committees) or $1,250 per quarter (in the case of the Nominating and Corporate Governance and the Health, Safety, Environment and Public Affairs Committees) for such service.

Initial Option Grant

Non-employee directors receive a one-time grant of an option to purchase 5,000 shares of the Company's common stock when first appointed to the Board. This award vests ratably over four years starting on the anniversary of the grant date.

2014 Non-Employee Director Compensation

The following table summarizes all compensation earned by the Company's directors, excluding Mr. Jones, whose compensation is set forth in the 2014 Summary Compensation Table, in the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Marvin K. Kaiser	76,250	51,800	128,050
Terence J. Cryan	112,321	51,800	164,121
Tracy A. Stevenson	58,750	51,800	110,550
Mark K. Wheatley	70,330	51,800	122,130
Paul K. Willmott	107,500	51,800	159,300

(1)

Represents the grant date fair value of equity awards granted during 2014 in accordance with FASB ASC Topic 718. See Note 11 – Stock Based Compensation of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the period ended December 31, 2014 for a discussion of valuation assumptions for stock and option awards.

The number of RSUs and vested and unvested stock options held by each non-employee director at fiscal year-end 2014 is shown below:

Name	Number of Vested Options	Number of Unvested Options	Restricted Stock Units
Marvin K. Kaiser	16,250	416	33,334
Terence J. Cryan	51,250	416	33,334
Tracy A. Stevenson	1,250	3,750	20,000
Mark K. Wheatley	1,250	3,750	33,334
Paul K. Willmott	1,250	416	33,334

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

The Company's general policy with respect to related party transactions is included in its Code of Business Conduct and Ethics, the administration of which is overseen by the Audit Committee. Directors and officers of the Company are required to report any transaction that the Company would be required to disclose pursuant to Item 404(a) of Securities and Exchange Commission Regulation S-K (a "Related Party Transaction") to the Audit Committee.

The Company collects information about potential Related Party Transactions in its annual questionnaire completed by directors and officers. Potential Related Party Transactions are subject to the review and approval of the non-interested members of the Audit Committee. In determining whether to approve any such transaction, the Audit Committee will consider such factors as it deems relevant, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in arm's length negotiations with an unrelated third party.

On August 31, 2012, the Company acquired Neutron Energy, Inc. ("Neutron"). In anticipation of the acquisition, on March 1, 2012, the Company entered into an Investment Agreement (the "Investment Agreement") with RCF, pursuant to which RCF purchased approximately 4.5 million shares of URI common stock for $35.0 million in transactions closing in March 2012, August 2012 and September 2012, the proceeds of which were used to repay Neutron debt and fund the working capital of the Company and Neutron. In connection with the execution of the Investment Agreement, on March 1, 2012, the Company entered into a Registration Rights Agreement with RCF, pursuant to which RCF is granted certain registration rights with respect to the shares of URI common stock issued under the Investment Agreement.

On December 17, 2012, the Company entered into a Bridge Loan Agreement (the "Bridge Loan Agreement") among the Company, each of the Company's subsidiaries, as guarantors, and RCF, pursuant to which RCF provided a secured bridge loan to the Company in the amount of $5.0 million on December 18, 2012. The Company's obligations under the Bridge Loan Agreement carried an annualized interest rate of 10% and were secured by a first priority lien on all personal property of the Company and its subsidiaries. On December 18, 2012, the Company issued 42,883 shares of common stock to RCF in satisfaction of an establishment fee due under the terms of the Bridge Loan Agreement. On January 10, 2013 and March 5, 2013, the Company issued 4,861 shares and 26,482 shares, respectively, in satisfaction of interest due under the Bridge Loan

Agreement. On March 5, 2013, RCF purchased approximately 2.0 million shares in a rights offering pursuant to its obligations under a Standby Purchase Agreement, dated December 17, 2012, under which RCF agreed to exercise subscription rights for the purchase of $5.0 million of common stock in a private placement. The subscription price for the common stock purchased in the rights offering was satisfied by offset against amounts outstanding under the Bridge Loan Agreement, which was subsequently terminated.

On November 13, 2013, the Company and RCF entered into a Loan Agreement (the "Loan Agreement") whereby RCF agreed, subject to the terms and conditions set forth in the Loan Agreement, to provide a secured convertible loan facility of up to $15.0 million to the Company (the "Facility"). Amounts drawn on the Facility carried an annualized interest rate of 12% until stockholder approval, and 10% thereafter. The Facility initially consisted of three tranches of $5.0 million each. RCF advanced $3.0 million of the first $5.0 million tranche shortly following the closing of the Loan Agreement, and on January 29, 2014, the stockholders approved the Loan Agreement and the issuance of shares thereunder. Following such approval, on February 4, 2014, the Company drew the remaining $2.0 million of the first tranche. On April 29, 2014, the Company, it subsidiaries and RCF entered into Amendment No. 1 to Loan Agreement (“Amendment No. 1”), which reduced the amount available under the second tranche of the Loan Agreement from $5.0 million to $3.0 million and terminated RCF’s commitment relating to the $5.0 million third tranche of the Loan Agreement. As a consequence, the aggregate amount available under the Loan Agreement decreased from $15.0 million to $8.0 million. Following execution of Amendment No. 1, the Company requested, and RCF advanced, the final $3.0 million available under the Loan Agreement. The Company and RCF entered into Amendment No. 2 to Loan Agreement on November 5, 2014 to reflect the exchange of certain properties pursuant to the Company’s November 2014 asset exchange with Rio Grande Resources, including RCF’s security interest in such properties. RCF may at any time convert amounts drawn under the Loan Agreement (including amounts previously repaid) into shares of URI common stock at an initial rate of $2.60 per share. The conversion rate is subject to customary anti-dilution adjustments. If RCF were to elect to convert the $8.0 million outstanding under the Loan Agreement, the Company would issue 3,076,923 shares of common stock to RCF. For a more complete description of the terms of the Loan Agreement, see the disclosure set forth under Item 3.02 to the Form 8-K filed by the Company on February 4, 2014,

RCF beneficially owned approximately 31.0% of the Company's outstanding common stock as of April 30, 2015. In addition, under a Stockholders' Agreement between RCF and the Company dated March 1, 2012, as subsequently modified by the Bridge Loan Agreement and the Loan Agreement, RCF has certain rights to designate nominees to the Board of Directors. See "Arrangements Regarding Election of Directors" on page 6 of this Form 10-K/A. The Company's agreements and transactions with RCF could therefore be considered Related Party Transactions. Each of the Investment Agreement, Stockholders' Agreement, Registration Rights Agreement, Bridge Loan Agreement, Standby Purchase Agreement and Loan Agreement were approved unanimously by the Board, including all members of the Audit Committee.

DIRECTOR INDEPENDENCE

The Board annually reviews all relationships that directors have with the Company to affirmatively determine whether the directors are "independent" under NASDAQ listing standards. The Board has determined that each of Messrs. Cryan, Kaiser, Stevenson and Wheatley is "independent" and as a result, each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent.” In arriving at the foregoing independence determination, the Board of Directors considered transactions and relationships between each director or any member of his immediate family and the Company, its subsidiaries or its affiliates. The Board has determined that the directors designated as "independent" have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees billed for professional audit services rendered by Hein & Associates LLP, the Company's independent registered public accountants, for the audit of the Company's annual financial statements for 2013 and 2014, and fees billed for other services rendered by Hein & Associates LLP.

	2013	2014
Audit fees (1)	$199,012	$177,891
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

(1)

Audit fees include fees for the audits of the Company's consolidated financial statements and for services that are usually provided by an auditor in connection with statutory and regulatory filings and engagements.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor's independence. All of the foregoing services were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements - see Item 8 of the Original Form 10-K filed March 19, 2015.

(2)

Financial Statement Schedules – None.

(3)

Exhibits

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

10.13

Amendment No. 2 to Loan Agreement, dated November 5, 2014, among the Company, those subsidiaries of the Company from time to time party hereto, and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

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

_________________

*

Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2015

URANIUM RESOURCES, INC.

By:	/s/ CHRISTOPHER M. JONES Christopher M. Jones, President and Chief Executive Officer