Form 10-Q
period 2015-03-31
URANIUM RESOURCES INC /DE/
filed 2015-05-12
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	29,777,989 as of May 12, 2015

URANIUM RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

1

ITEM 1. FINANCIAL STATEMENTS

1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 4. CONTROLS AND PROCEDURES

16

PART II - OTHER INFORMATION

17

ITEM 1.  LEGAL PROCEEDINGS

17

ITEM 1A.  RISK FACTORS

17

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

17

ITEM 4.  MINE SAFETY DISCLOSURES.

17

ITEM 5.  OTHER INFORMATION.

17

ITEM 6.  EXHIBITS

17

SIGNATURES

18

EXHIBIT INDEX

19

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)

		March 31,	December 31,
	Notes	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents		$ 8,381	$ 5,570
Prepaid and other current assets		1,056	863
Total Current Assets		9,437	6,433

Property, plant and equipment, at cost:
Property, plant and equipment		98,454	98,454
Less accumulated depreciation, depletion and impairment		(65,809)	(65,724)
Net property, plant and equipment	2	32,645	32,730

Restricted cash		3,941	3,941
Total Assets		$ 46,023	$ 43,104

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 636	$ 796
Accrued liabilities		1,812	1,680
Current portion of asset retirement obligations		197	196
Total Current Liabilities		2,645	2,672

Asset retirement obligations, net of current portion	5	4,063	4,000
Convertible loan, net of discount - related party	3	4,794	4,345
Other long-term liabilities and deferred credits		950	950
Total Liabilities		12,452	11,967

Commitments and Contingencies	3,5,9

Stockholders' Equity:
Common stock, 200,000,000 shares authorized, $.001 par value;
Issued shares – 29,737,844 and 25,288,113, respectively
Outstanding shares – 29,641,527 and 25,192,669, respectively	6	30	25
Paid-in capital	6,7	239,714	233,524
Accumulated deficit		(205,915)	(202,154)
Treasury stock (95,444 and 95,444 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		33,571	31,137

Total Liabilities and Stockholders' Equity		$ 46,023	$ 43,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)

		Three Months Ended March 31,
	Notes	2015	2014

Operating Expenses:
Mineral property expenses	4	$ (809)	$ (880)
General and administrative		(2,095)	(2,642)
Accretion of asset retirement obligations	5	(112)	(79)
Depreciation and amortization		(85)	(101)
Total operating expenses		(3,101)	(3,702)

Non-Operating Income/(Expenses):
Gain on derivatives		-	654
Interest expense	3	(675)	(414)
Other income, net		15	2
Total other income/(expense)		(660)	242

Net Loss		$ (3,761)	$ (3,460)
BASIC AND DILUTED LOSS PER SHARE		$ (0.14)	$ (0.15)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		26,555,432	22,358,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)

		Three Months Ended March 31,
	Notes	2015	2014

Operating Activities:
Net loss		$ (3,761)	$ (3,460)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	5	112	79
Amortization of debt discount		449	243
Amortization of convertible loan establishment fee		25	25
Change in fair value of derivative liability		-	(654)
Costs incurred for restoration and reclamation activities	5	(48)	-
Depreciation and amortization		85	101
Stock compensation expense	7	454	309
Gain on disposal of property, plant and equipment		(18)	-
Effect of changes in operating working capital items:
(Increase)/decrease in receivables		12	(245)
Increase in prepaid and other current assets		(184)	(207)
Increase in payables, accrued liabilities and deferred credits		175	59
Net Cash Used In Operating Activities		(2,699)	(3,750)

Cash Flows From Investing Activities:
Proceeds from disposal of property, plant and equipment		18	-
Net Cash Provided By Investing Activities		18	-

Cash Flows From Financing Activities:
Proceeds from convertible loan	3	-	2,000
Payments on borrowings		(4)	(4)
Issuance of common stock, net	6	5,619	11,249
Payment of minimum withholding taxes on net share settlements of equity awards		(123)	-
Net Cash Provided By Financing Activities		5,492	13,245

Net increase in cash and cash equivalents		2,811	9,495
Cash and cash equivalents, beginning of period		5,570	1,117
Cash and Cash Equivalents, End of Period		$ 8,381	$ 10,612

Cash paid during the period for:
Interest		$ -	$ 6
Supplemental Non-Cash Information With Respect to Investing and Financing Activities:
Common stock issued for payment of convertible loan interest and fees	6	$ 199	$ 363

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock			Accumulated	Treasury
	Shares	Amount	Paid-In Capital	Deficit	Stock	Total
Balances, January 1, 2015	25,192,669	$ 25	$ 233,524	$ (202,154)	$ (258)	$ 31,137
Net loss	-	-	-	(3,761)	-	(3,761)
Common stock and common stock purchase warrants issued, net of issuance costs	4,160,500	5	5,660	-	-	5,665
Common stock issued for loan interest and fees	102,912	-	199	-	-	199
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	185,446	-	454	-	-	454
Minimum withholding taxes on net share settlements of equity awards	-	-	(123)	-	-	(123)

Balances, March 31, 2015	29,641,527	$ 30	$ 239,714	$ (205,915)	$ (258)	$ 33,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, option, per option, unit and per unit amounts)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Uranium Resources, Inc. (the “Company,” “we,” “us,” or “URI”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Uranium Resources, Inc.’s 2014 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2015.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements or related disclosures.

2. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2015	December 31, 2014
	Net book value	Net book value
Uranium plant	$ 8,894	$ 8,921
Mineral rights and properties	22,063	22,063
Vehicles	244	264
Other property, plant and equipment	1,444	1,482
Total	$ 32,645	$ 32,730

3. DEBT

On November 13, 2013, the Company entered into a loan agreement (the “Loan Agreement”) with Resource Capital Fund V L.P. (“RCF”), whereby RCF agreed, subject to the terms and conditions set forth in the Loan Agreement, to provide a secured convertible loan facility of up to $15,000 to the Company, which was subsequently amended on April 29, 2014 to reduce the amount available thereunder from $15,000 to $8,000.  No additional amounts may be drawn under the Loan Agreement.

Amounts drawn under the Loan Agreement mature on December 31, 2016 and bear interest at 10% per annum, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  The number of shares to be issued as payment for interest is determined based upon the volume weighted-average price (“VWAP”) of the Company’s common stock for the 20 trading days preceding the last day of each quarter.  Accordingly, the Company issued 102,912 shares of common stock on January 5, 2015 for settlement of interest expense of $199 related to the three-month period ended December 31, 2014.

As of March 31, 2015, interest expense of $201 relating to the three-month period ended March 31, 2015 was included in accrued liabilities on the Company’s Consolidated Balance Sheets.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, option, per option, unit and per unit amounts)

(unaudited)

The following table represents the key components of our convertible loan:

	March 31,	December 31,
	2015	2014

Debt principal	8,000	8,000
Unamortized discount	(3,206)	(3,655)
Carrying value of convertible loan, end of period	$ 4,794	$ 4,345

For the three-month period ended March 31, 2015, the Company recorded amortization of the debt discount of $449, which has been included in interest expense in the Company’s Condensed Consolidated Statements of Operations.

RCF may convert amounts drawn under the Loan Agreement into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price is set at $2.60 per share. As of May 12, 2015, RCF owned 7,059,243 shares or 23.7% of the Company’s outstanding common stock. If RCF were to convert the entire $8,000 outstanding under the Loan Agreement, RCF would receive 3,076,923 shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to approximately 30.9%.

4. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures for the three months ended March 31, 2015 and 2014 are as follows:

	For the three months ending March 31,
	2015	2014

Restoration/Recovery expenses
Kingsville Dome Project	$ -	$ 247
Rosita Project	9	2
Vasquez Project	-	27
Total restoration/recovery expenses	9	276

Standby care and maintenance expenses
Kingsville Dome Project	128	135
Rosita Project	94	161
Vasquez Project	89	72
Total standby care and maintenance expenses	311	368

Exploration and evaluation costs	220	-

Land maintenance and holding costs	269	236

Total mineral property expenses	$ 809	$ 880

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, option, per option, unit and per unit amounts)

(unaudited)

5. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	March 31,	December 31,
	2015	2014

Balance, beginning of period	$ 4,196	$ 3,834
Changes in cash flow estimates	-	136
Costs incurred	(48)	(199)
Accretion expense	112	425
Balance, end of period	4,260	4,196
Less: Current portion	(197)	(196)
Non-current Portion	$ 4,063	$ 4,000

The Company is currently performing plugging and abandonment activities at its Rosita project.  The Company’s current liability of $197 consists of the estimated costs associated with current plugging and abandonment activities and planned surface reclamation activities through March 2016 at the Company’s Rosita project.

6. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

Registered Direct Offering

On March 6, 2015, the Company completed a registered direct offering for gross proceeds of $6,000.  Net proceeds to the Company, after deducting agent’s fees and offering expenses were $5,389.  Under the Securities Purchase Agreement, the Company agreed to sell 4,000,000 units at a price of $1.50 per unit.  Each unit entitled the purchaser to receive one share of common stock of the Company and a warrant to purchase 0.55 shares of common stock at an exercise price of $2.00 per whole share.  The warrants will be exercisable for a period of 5 years beginning on the six-month anniversary of the original issuance and ending on a date that is 5 years after the first date of exercisability.

At-the-Market Sales

On October 31, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG LLC (the “ATM Sales Agreement”), a major global securities trading firm that acts as our sales agent. Under the ATM Sales Agreement, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $15,000 in “at-the-market” offerings, which shares are registered under the Company’s currently effective registration statement on Form S-3. The Company filed a prospectus supplement dated July 2, 2014 with the Securities and Exchange Commission in connection with the offering, relating to shares of its common stock having an aggregate offering price of up to $4,100. The Company pays BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement.

During the three months ended March 31, 2015 the Company sold 160,500 shares of common stock for net proceeds of $276 under the ATM Sales Agreement.  As of May 12, 2015, approximately $6,000 of the aggregate $15,000 remained available for future sales under the ATM Sales Agreement.

Common Stock Issued for Loan Interest and Fees

As discussed in Note 3 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the Loan Agreement.  For the three months ended March 31, 2015, the Company issued 102,912 common shares for the payment of $199 in accrued interest and fees for the three months ended December 31, 2014.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, option, per option, unit and per unit amounts)

(unaudited)

7. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and restricted stock awards issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); the 2004 Stock Incentive Plan (the “2004 Plan”); and the 1995 Stock Incentive Plan (the “1995 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  As of March 31, 2015, 503,452 shares were available for future issuances under the 2013 Plan.  For the three months ending March 31, 2015 and 2014, the Company recorded stock-based compensation expense of $454 and $309, respectively, which has been included in general and administrative expense.

Bonus Shares

In March 2015, in accordance with the Company’s short-term incentive plan, the Company awarded its executives bonuses that were paid out in common stock of the Company.  The bonus shares vested immediately and had a fair value of $283 which was determined using the closing share price of the Company’s common stock on the date of grant.

Stock Options

The following table summarizes stock options outstanding and changes for the three-month periods ending March 31, 2015 and 2014:

	March 31,		March 31,
	2015		2014
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	160,748	$ 19.75	309,479	$ 19.75
Expired	(2,500)	32.90	-	-
Canceled or forfeited	-	-	-	-
Stock options outstanding at end of period	158,248	$ 25.06	309,479	$ 19.75
Stock options exercisable at end of period	132,417	$ 29.25	256,656	$ 23.04

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, option, per option, unit and per unit amounts)

(unaudited)

The following table summarizes stock options outstanding and exercisable by stock option plan at March 31, 2015:

	Outstanding Options		Options Exercisable
Stock Option Plan	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Stock Incentive Plan	8,750	$ 31.20	8,750	$ 31.20
2004 Stock Incentive Plan	69,500	10.10	51,167	12.74
2004 Director's Plan	74,998	39.68	71,250	41.32
2013 Omnibus Incentive Plan	5,000	2.99	1,250	2.99
	158,248	$ 25.06	132,417	$ 29.25

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2015 was approximately $72, which is expected to be recognized over a weighted-average period of 1.3 years.

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

The following table summarizes RSU activity for the three-month periods ended March 31, 2015 and 2014:

	March 31,		March 31,
	2015		2014
	Number of restricted stock units	Weighted-Average Grant Date Fair Value	Number of restricted stock units	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	544,810	$ 2.84	280,000	$ 3.31
Granted	-	-	-	-
Forfeited	-	-	-	-
Vested	(63,496)	2.73	(33,333)	2.83
Unvested RSUs at end of period	481,314	$ 2.86	246,667	$ 3.37

Total estimated unrecognized compensation cost from unvested RSUs as of March 31, 2015 was approximately $947, which is expected to be recognized over a weighted-average period of 1.74 years.

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(expressed in thousands of dollars, except share, per share, option, per option, unit and per unit amounts)

(unaudited)

The following table summarizes RSA activity for the three-month periods ended March 31, 2015 and 2014:

	March 31,		March 31,
	2015		2014
	Number of RSAs	Weighted-Average Grant Date Fair Value	Number of RSAs	Weighted-Average Grant Date Fair Value
Unvested RSAs at beginning of period	26,670	$ 5.21	54,151	$ 5.49
Granted	-	-	-	-
Forfeited	-	-	(1,851)	2.73
Vested	(2,778)	2.73	(11,482)	2.73
Unvested RSAs at end of period	23,892	$ 5.50	40,818	$ 6.39

The total estimated unrecognized compensation cost from the unvested RSA grants at March 31, 2015 was $21, which is expected to be recognized over the weighted-average vesting period of 0.79 years.

8. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 5,916,485 were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive due to our net loss position for the quarter ended March 31, 2015.

9. COMMITMENTS AND CONTINGENCIES

The Company’s uranium recovery operations are subject to federal and state regulations for the protection of the environment, including water quality. These laws frequently change and generally become more restrictive. The ongoing costs of complying with such regulations have not been significant to the Company’s annual operating costs. Future closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of-production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on the Company’s accrual for costs. The Company believes its operations are in substantial compliance with current federal and state environmental regulations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of URI for the three months ended March 31, 2015 has been prepared based on information available to us as of May 12, 2015. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of URI for the period ended December 31, 2014 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All dollar amounts herein are in thousands of dollars, except share, per share, unit and per unit amounts.

Introduction

Uranium Resources, Inc. is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium projects in South Texas using the ISR process. We have historically produced uranium by ISR methods in the State of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 195,000 acres of mineral holdings in the prolific Grants Mineral Belt of the State of New Mexico and 17,000 acres in the South Texas uranium province. We have a Nuclear Regulatory Commission ("NRC") license to produce up to 3,000,000 pounds per annum of uranium on certain of our New Mexico projects. The Company acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. None of URI's properties are currently in production.

Highlights for the three months ended March 31, 2015

•

Exploration Drilling

On March 23, 2015, the Company reported that all five drill holes from a completed preliminary drill program at the Butler Ranch Project in South Texas encountered multiple zones of anomalous to low-grade levels of uranium mineralization.  The Company also completed the phase one exploration program at the Alta Mesa Este Project during the second quarter 2015.

•

Registered Direct Offering

On March 6, 2015, the Company completed a registered direct offering for gross proceeds of $6,000.  Net proceeds to the Company, after deducting agent’s fees and offering expenses, were $5,389.  The Company sold 4,000,000 units at a price of $1.50 per unit, with each unit entitling the purchaser to receive one share of common stock of the Company and a warrant to purchase 0.55 shares of common stock at an exercise price of $2.00 per whole share.  The warrants are exercisable for a period of 5 years beginning on the six-month anniversary of original issuance and ending on a date that is five years after the first date of exercisability.

•

Reduced General and Administrative Expenditures

The Company reduced its cash general and administrative expenses by approximately 30% during the three months ended March 31, 2015 as compared with the same period in 2014.  This reduction reflects the Company’s continuing efforts to reduce its cash expenditures.

•

Reclamation progress at the Rosita project

The Company made substantial progress towards the completion of the plugging and abandonment phase of reclamation at its Rosita project during the three months ended March 31, 2015.  The Company has reclaimed nearly all of the wells within its Production Area 1 and is approximately 56% complete at its Production Area 2.  The Company expects to complete the plugging and abandonment phase in Q4 2015.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2015 was $3,761, or $0.14 per share as compared with a consolidated net loss of $3,460, or $0.15 per share for the same period in 2014.  For the three months ended March 31, 2015, the increase in our consolidated net loss of $301 from the respective prior period was mostly the result of a decrease in the gain on derivative instruments of $654 from the prior period as the Company’s convertible Loan Agreement no longer qualifies as a derivative instrument.  Also contributing to the increase from the prior period was an increase in interest expense of $261, including an increase in the non-cash debt discount and establishment fee amortization of $206.  These amounts were partially offset by a decrease in general and administrative expenses of $547.

Mineral Property Expenses

Mineral property expenses for the three months ended March 31, 2015 were $809, as compared with $880 for the 2014 period.

The following table details our mineral property expenses for the three months ended March 31, 2015 and 2014:

	For the three months ending March 31,
	2015	2014

Restoration/Recovery expenses
Kingsville Dome Project	$ -	$ 247
Rosita Project	9	2
Vasquez Project	-	27
Total restoration/recovery expenses	9	276

Standby care and maintenance expenses
Kingsville Dome Project	128	135
Rosita Project	94	161
Vasquez Project	89	72
Total standby care and maintenance expenses	311	368

Exploration and evaluation costs	220	-

Land maintenance and holding costs	269	236

Total mineral property expenses	$ 809	$ 880

For the three months ended March 31, 2015, mineral property expenses decreased by $71 as compared with the corresponding period in 2014.  Restoration and recovery expenses decreased $267 from the prior period, which resulted from the completion of a settling pond clean-out project at the Kingsville Dome project and the completion of groundwater restoration activities at the Vasquez and Kingsville Dome projects in early 2014.  Exploration and evaluation costs increased $220 from the prior period as the Company began an exploration drilling program during the first quarter 2015 at its Alta Mesa Este and Butler Ranch projects which were acquired in the fourth quarter 2014.  Land maintenance and holding costs increased $33 from the prior period, which is mostly the result of the timing of payments made on certain of our projects resulting in an increase of $61, offset by decreases for expenses incurred during 2014 related to Technical Reports of $23 and claims that were subsequently dropped after the 2014 payments were made of $5.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three months ended March 31, 2015 and 2014 were:

	Three months ended March 31,
	2015	2014
Stock compensation expense	$ 454	$ 309
Salaries and payroll burden	575	705
Legal, accounting, public company expenses	623	1,099
Insurance and bank fees	146	190
Consulting and professional services	112	113
Office expenses	142	147
Other expenses	43	79
Total	$ 2,095	$ 2,642

For the three months ended March 31, 2015, general and administrative charges decreased by $547 as compared with the corresponding period in 2014.  The significant variances for the three months ended March 31, 2015 as compared with the corresponding period in 2014 are as follows:

•

Stock compensation expense increased by $145, which was mostly the result of an increase of $90 in the fair value of bonus awards granted in March 2015 as compared with the bonus awards granted in March 2014.  The remaining variance is the result of an increase in the amortization of expense associated with unvested RSUs granted during the second quarter 2014.

•

Salaries and payroll burden decreased by $130, which was due to the Company having less employees during 2015 as a result of restructuring activities occurring throughout 2014.

•

Legal expenses decreased by $476.  In 2014 the Company incurred additional legal costs associated with the special meeting of stockholders held on January 29, 2014 whereby the Company’s shareholders approved the RCF Loan Agreement and for the April 29, 2014 amendment of the RCF Loan Agreement.  There were no similar transactions during the 2015 period.

Other Income and Expenses

Interest Expense

Interest expense of $675 for the three months ended March 31, 2015 consisted of accrued interest of $201 payable to RCF, amortization of the debt discount of $449 and amortization of the establishment fee of $25.

Interest expense of $414 for the three months ended March 31, 2014 consisted of accrued interest and commitment fees payable to RCF of $138, amortization of the debt discount of $243, amortization of the establishment fee of $25 and other interest payments related to capital leases of $8.

The increase in interest expense of $261 for the three months ended March 31, 2015 as compared with the same period in 2014 is the result of more debt outstanding under the Loan Agreement with RCF during the 2015 period as the Company had only received $5,000 of the currently outstanding $8,000 as of March 31, 2014.

Financial Position

Operating Activities

Net cash used in operating activities was $2,699 for the three months ended March 31, 2015, as compared with $3,750 for the same period in 2014. The decrease of $1,051 in cash used is primarily from (a) a decrease in cash spent on mineral properties of $71 which is the mostly the result of a decrease of $267 for the completion of a settling pond clean-out project at the Kingsville Dome project and the completion of groundwater restoration at the Kingsville Dome and Vasquez projects  in 2014 offset by an increase of $220 for a drilling program in 2015 at its Alta Mesa Este and Butler Ranch exploration projects; (b) a decrease in cash spent of $692 for general and administrative expenses, which reflects the Company’s ongoing efforts to reduce its cash burn rate; and (c) an increase in cash provided by working capital activities of $395 which is mostly the result of an increase in cash received from accounts receivables of $257.

Investing Activities

Net cash provided by investing activities was $18 for the three months ended March 31, 2015.  There was no cash provided by or used in investing activities for the same period in 2014. The $18 provided by investing activities was the result of the disposal of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $5,492 for the three months ended March 31, 2015.  For the three months ended March 31, 2015 net cash proceeds of $5,389 were received upon the March 6, 2015 completion of a registered direct offering and $230 in net proceeds were received from the sale of common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for income tax withholdings on net share settlements of equity awards of $123.

Net cash provided by financing activities was $13,245 for the three months ended March 31, 2014.  For the three months ended March 31, 2014 net cash proceeds of $9,307 were received upon the completion of a registered direct offering in February 2014, $1,900 in net proceeds were received from the sale of common stock sold through the Company’s ATM program and a $2,000 advance from the Loan Agreement with RCF was received in January 2014.

Liquidity and Capital Resources

At March 31, 2015, our working capital was $6,792, as compared with $3,761 as of December 31, 2014, which represents an increase of $3,031. This increase in working capital is primarily due to an increase in the cash balance of $2,811 to $8,381 as of March 31, 2015. Given current planned operations, the Company expects that its existing cash balances will provide it the necessary liquidity through the first quarter of 2016. The Company will continue to look for ways to reduce its monthly cash expenditures while exploring opportunities to raise additional funds, as needed.

The Company ceased uranium production activities in 2009 due to sustained low uranium prices and does not anticipate receiving significant sales revenue and related cash inflows for 2015. Since ceasing production, the Company has primarily financed its operations through equity and debt financings. The Company has been successful at raising capital in the past, most recently with the completion of a registered direct offering on March 6, 2015 for net proceeds of $5,389.  In addition, the Company was able to successfully raise capital in 2014 through debt and equity fundraising efforts.  Specifically, the completion of a registered direct offering in February 2014 for net proceeds of $9,307 as well as procuring a convertible secured debt facility in November 2013 that provided the Company with $8,000 in cash, which debt matures in December 2016.  The Company also has an existing ATM Sales Agreement that allows the Company to sell from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering amount up to $15,000 of which the Company has a total of $6,000 for future sales available as of May 12, 2015.  While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs, including upon the maturity of our outstanding debt, or on terms acceptable to us.  In the event funds are not available, we may be required to change our planned business strategies in order to avoid default under our secured debt facility.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Annual Report on Form 10-K for the period ended December 31, 2014.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding for the Company through the first quarter of 2016, the Company’s anticipated cash burn rate and capital requirements, and the outcome of developments with the Navajo Nation Council. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

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

as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, our 2014 Annual Report on Form 10-K and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information in our Quarterly Reports.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Controls

During the three months ended March 31, 2015, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from those legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.  RISK FACTORS.

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a listing of the exhibits that are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM RESOURCES, INC.

Dated: May 12, 2015	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2015	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1to the Company’s Current Report on Form 8-K filed on March 6, 2015).
10.1

Placement Agency Agreement, dated March 3, 2015, between Uranium Resources, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2015).

10.2

Form of Securities Purchase Agreement, dated March 3, 2015, between Uranium Resources, Inc. and Roth Capital Partners, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2015)

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

19