Form 10-Q
period 2015-06-30
URANIUM RESOURCES INC /DE/
filed 2015-08-14
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	30,014,023 as of August 14, 2015

URANIUM RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 4. CONTROLS AND PROCEDURES

21

PART II - OTHER INFORMATION

22

ITEM 1.  LEGAL PROCEEDINGS

22

ITEM 1A.  RISK FACTORS

22

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

24

ITEM 4.  MINE SAFETY DISCLOSURES.

24

ITEM 5.  OTHER INFORMATION.

24

ITEM 6.  EXHIBITS

24

SIGNATURES

25

EXHIBIT INDEX

26

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)

		June 30,	December 31,
	Notes	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents		$ 4,485	$ 5,570
Loan receivable	3	780	-
Prepaid and other current assets		766	863
Total Current Assets		6,031	6,433

Property, plant and equipment, at cost:
Property, plant and equipment		98,415	98,454
Less accumulated depreciation, depletion and impairment		(65,841)	(65,724)
Net property, plant and equipment	4	32,574	32,730

Restricted cash		3,941	3,941
Total Assets		$ 42,546	$ 43,104

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 799	$ 796
Accrued liabilities		1,863	1,680
Current portion of asset retirement obligations	7	144	196
Total Current Liabilities		2,806	2,672

Asset retirement obligations, net of current portion	7	4,189	4,000
Convertible loan net of discount - related party	5	5,244	4,345
Other long-term liabilities and deferred credits		950	950
Total Liabilities		13,189	11,967

Commitments and Contingencies	3,5,7,11

Stockholders' Equity:
Common stock, 200,000,000 shares authorized, $.001 par value;
Issued shares - 29,940,431 and 25,288,113, respectively
Outstanding shares - 29,844,113 and 25,192,669, respectively	8	30	25
Paid-in capital	8, 9	240,052	233,524
Accumulated deficit		(210,467)	(202,154)
Less: Treasury stock (95,444 and 95,444 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		29,357	31,137

Total Liabilities and Stockholders' Equity		$ 42,546	$ 43,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Notes	2015	2014	2015	2014

Operating Expenses:
Mineral property expenses	6	$ (1,292)	$ (1,062)	$ (2,101)	$ (1,942)
General and administrative		(2,406)	(2,157)	(4,501)	(4,799)
Accretion of asset retirement obligations	7	(113)	(22)	(225)	(102)
Depreciation and amortization		(84)	(77)	(169)	(178)
Total operating expenses		(3,895)	(3,318)	(6,996)	(7,021)

Non-Operating Income/(Expenses):
Gain on derivatives		-	805	-	1,460
Interest expense	5	(655)	(624)	(1,330)	(1,038)
Other income/(expense), net		(2)	9	13	10
Total other income/(expense)		(657)	190	(1,317)	432

Net Loss		$ (4,552)	$ (3,128)	$ (8,313)	$ (6,589)
BASIC AND DILUTED LOSS PER SHARE		$ (0.15)	$ (0.13)	$ (0.29)	$ (0.28)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		29,793,915	24,619,266	28,183,619	23,495,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)

		For the Six Months Ended June 30,
	Notes	2015	2014

Operating Activities:
Net loss		$ (8,313)	$ (6,589)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	7	225	102
Amortization of debt discount		899	598
Amortization of convertible loan establishment fee	5	50	50
Change in fair value of derivative liability		-	(1,460)
Decrease in restoration and reclamation accrual	7	(88)	(147)
Depreciation and amortization		169	178
Stock compensation expense	9	625	463
Gain on disposal of fixed assets		(18)	-
Other non-cash items		-	24
Effect of changes in operating working capital items:
(Increase)/decrease in receivables		(2)	19
(Increase)/decrease in prepaid and other current assets		50	(50)
Increase in payables, accrued liabilities and deferred credits		568	30
Net Cash Used In Operating Activities		(5,835)	(6,782)

Cash Flows From Investing Activities:
Increases in notes receivable		(780)	-
Purchases of equipment		(12)	(4)
Proceeds from disposal of property, plant and equipment		18	-
Net Cash Used In Investing Activities		(774)	(4)

Cash Flows From Financing Activities:
Proceeds from convertible loan		-	5,000
Payments on borrowings		(4)	(6)
Issuance of common stock, net	8	5,654	11,183
Payment of minimum withholding taxes on net share settlements of equity awards		(126)	(87)
Net cash Provided By Financing Activities		5,524	16,090

Net increase/(decrease) in cash and cash equivalents		(1,085)	9,304
Cash and cash equivalents, beginning of period		5,570	1,117
Cash and Cash Equivalents, End of Period		$ 4,485	$ 10,421

Cash Paid During the Period for:
Interest		$ -	$ 6
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Common stock issued for payment of convertible loan fees and interest	5,8	$ 380	$ 501
Common stock issued under stock-based compensation plans	9	283	192
Total Non-Cash Investing and Financing Activities for the Period		$ 663	$ 693

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2015	25,192,669	$ 25	$ 233,524	$ (202,154)	$ (258)	$ 31,137
Net loss	-	-	-	(8,313)	-	(8,313)
Common stock issued, net of issuance costs	4,160,500	5	5,649	-	-	5,654
Common stock issued for loan interest and fees	239,375	-	380	-	-	380
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	251,569	-	625	-	-	625
Minimum withholding taxes on net share settlements of equity awards	-	-	(126)	-	-	(126)

Balances, June 30, 2015	29,844,113	$ 30	$ 240,052	$ (210,467)	$ (258)	$ 29,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Uranium Resources, Inc. (the “Company,” “we,” “us,” or “URI”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Uranium Resources, Inc.’s 2014 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2015.

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

2. LIQUIDITY

At June 30, 2015, our cash balance was $4,485,323 as compared with $5,570,375 as of December 31, 2014, which represents a decrease of $1,085,052.  The Company expects that its existing cash balances will provide it the necessary liquidity to fund its current operations through the end of 2015.  Included in the analysis of the Company’s ability to maintain sufficient liquidity through year end is the receipt of $2,500,000 for the disposal of our remaining Roca Honda project assets as well as the remaining anticipated costs associated with the proposed Merger (defined below) with Anatolia Energy Limited (“Anatolia”) (both transactions discussed below).  Following completion of the Merger, the Company will likely need to raise additional funding in the fourth quarter.  The Company also continues to look for ways to reduce its monthly cash expenditures at its current operations while exploring opportunities to raise additional funds or further monetize its non-core assets, as needed.

On June 3, 2015, the Company entered into a binding Scheme Implementation Agreement (the “Transaction Agreement”) to acquire all of the issued and outstanding securities in Anatolia through the issuance of new securities in the Company by way of court-sanctioned schemes of arrangement under the Australian Corporations Act 2001 (the “Merger”).  Eligible Anatolia shareholders will be offered 0.06579 shares of the Company’s common stock for every one share of Anatolia they own.  Upon completion of the Merger, Anatolia shareholders are expected to own approximately 41% of the merged company, and current stockholders of the Company are expected to own approximately 59%.

In conjunction with the proposed Merger, on June 22, 2015, the Company executed a secured loan agreement (the “Anatolia Loan”) whereby the Company will provide up to AUD2,000,000 (approximately $1,600,000) to Anatolia. On June 24, 2015, the Company transferred AUD1,000,000 ($779,700) to Anatolia in the first of two tranches available under the Loan.

On June 28, 2015 the Company executed a definitive agreement to sell its remaining Roca Honda project assets to Energy Fuels Inc. for $2,500,000 in cash, $375,000 in Energy Fuels Inc’s NYSE MKT-listed shares (amounting to 76,455 UUUU shares) plus other non-cash consideration.  The transaction with Energy Fuels Inc. closed on July 31, 2015.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The Company ceased uranium production activities in 2009 due to sustained low uranium prices and does not anticipate receiving significant sales revenue and related cash inflows for 2015. Since ceasing production, the Company has primarily financed its operations through equity and debt financings. The Company has been successful at raising capital in the past, most recently with the completion of a registered direct offering on March 6, 2015 for net proceeds of $5,377,350.  In addition, the Company was able to successfully raise capital in 2013 and 2014 through debt and equity fundraising efforts.  Specifically, the completion of a registered direct offering in February 2014 for net proceeds of $9,307,245 as well as procuring a convertible secured debt facility in November 2013 that provided the Company with $8,000,000 in cash, which debt matures in December 2016.  The Company also has an existing ATM Sales Agreement that allows the Company to sell from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering amount up to $15,000,000 of which the Company has approximately $6,000,000 available for future sales as of August 14, 2015.  The Company will continue to explore further opportunities to monetize its non-core assets.  While the Company has been successful in the past raising funds through equity and debt financings and the sale of non-core assets, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs, including upon the maturity of our outstanding debt, or on terms acceptable to us.  In the event funds are not available, we may be required to change our planned business strategies in order to avoid default under our secured debt facility.

3. NOTES RECEIVABLE

On June 22, 2015, the Company executed the Anatolia Loan whereby the Company will provide up to AUD2,000,000 (approximately $1,600,000) to Anatolia. On June 24, 2015, the Company transferred AUD1,000,000 ($779,700) to Anatolia in the first of two tranches under the Loan. The Loan will mature on December 31, 2015 and carries a 12% annual interest rate. It is convertible into shares of Anatolia, at the Company’s sole discretion, at a price of AUD0.08 per share if there is a change of control of Anatolia or if the stockholders of Anatolia vote against the Merger, or if the Merger does not otherwise close by December 30, 2015. Interest will be payable in the form of shares of Anatolia, with such amount of shares determined  based upon the volume weighted average price (“VWAP”) of Anatolia’s common stock for the 20 trading days preceding the date interest becomes payable, or in cash at the election of the Company.

Should the Merger be terminated, the Anatolia Loan will become repayable within four months of that termination date, however it would become repayable immediately in the event of a change of control of Anatolia. Anatolia can repay the Anatolia Loan at any time, but during the conversion period, the Company can require funds be re-advanced and converted. Should the Anatolia Loan be converted into shares of Anatolia, the Company would hold up to an approximate 7.5% interest in Anatolia. The Anatolia Loan is secured against 35% of the shares held in Anatolia Uranium Pty Ltd, a subsidiary of Anatolia, and 100% owner of the Turkish operating subsidiary, Adur Madencilik STi Ltd.

4. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2015	December 31, 2014
	Net book value	Net book value
	(thousands of dollars)
Uranium plant	$ 8,867	$ 8,921
Mineral rights and properties	22,063	22,063
Vehicles	225	264
Other property, plant and equipment	1,419	1,482
Total	$ 32,574	$ 32,730

5. DEBT

On November 13, 2013, the Company entered into a loan agreement (the “RCF Loan”) with Resource Capital Fund V L.P. (“RCF”), whereby RCF agreed, subject to the terms and conditions set forth in the RCF Loan, to provide a secured convertible loan facility of up to $15,000,000 to the Company, which was subsequently amended on April 29, 2014 to reduce the amount available thereunder from $15,000,000 to $8,000,000, which has been fully drawn.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Amounts drawn under the RCF Loan mature on December 31, 2016 and bear interest at 10% per annum, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  The number of shares to be issued as payment for interest is determined based upon the VWAP of the Company’s common stock for the 20 trading days preceding the last day of each quarter.  Accordingly, the Company issued 102,912 shares of common stock on January 5, 2015 for settlement of interest expense of $198,620 related to the three-month period ended December 31, 2014 and 136,463 shares of common stock on April 1, 2015 for settlement of interest expense of $181,496 related to the three-month period ended March 31, 2015.

As of June 30, 2015, interest expense of $200,000 relating to the three-month period ended June 30, 2015 was included in accrued liabilities on the Company’s Consolidated Balance Sheets.  The Company subsequently issued 169,909 shares of common stock on July 2, 2015 for settlement of this interest expense.

The following table represents the key components of the RCF Loan:

	June 30,	December 31,
	2015	2014
	(thousands of dollars)
Debt principal	$ 8,000	$ 8,000
Unamortized discount	(2,756)	(3,655)
Carrying value of convertible loan, end of period	$ 5,244	$ 4,345

For the three- and six-month periods ended June 30, 2015, the Company recorded amortization of the debt discount of $449,978 and $898,561, respectively, which has been included in interest expense in the Company’s Condensed Consolidated Statements of Operations.

RCF may convert amounts drawn under the RCF Loan into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price is set at $2.60 per share. As of August 14, 2015, RCF owned 7,229,152 shares or 24.1% of the Company’s outstanding common stock. If RCF were to convert the entire $8,000,000 outstanding under the RCF Loan, RCF would receive 3,076,923 shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to 31.1%.

6. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures for the three and six months ended June 30, 2015 and 2014 are as follows:

	For the three months ending June 30,		For the six months ending June 30,
	2015	2014	2015	2014
	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome Project	$ -	$ 81	$ -	$ 329
Rosita Project	34	-	43	-
Vasquez Project	-	-	-	27
Total restoration/recovery expenses	34	81	43	356

Standby care and maintenance expenses
Kingsville Dome Project	152	157	280	292
Rosita Project	94	76	188	237
Vasquez Project	119	80	208	153
Total standby care and maintenance expenses	365	313	676	682

Exploration and evaluation costs	186	-	406	-

Land maintenance and holding costs	707	668	976	904

Total mineral property expenses	$ 1,292	$ 1,062	$ 2,101	$ 1,942

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

7. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	June 30,	December 31,
	2015	2014
	(thousands of dollars)
Balance, beginning of period	$ 4,196	$ 3,834
Additions, changes in estimates and other	-	136
Liabilities settled	(88)	(199)
Accretion expense	225	425
Balance, end of period	4,333	4,196
Less: Current portion	(144)	(196)
Non-current Portion	$ 4,189	$ 4,000

The Company is currently performing plugging and abandonment activities at its Rosita project.  The Company’s current liability of $144,063 consists of the estimated costs associated with current plugging and abandonment activities and planned surface reclamation activities through June 2016 at the Company’s Rosita project.

8. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

Registered Direct Offering

On March 6, 2015, the Company completed a registered direct offering for gross proceeds of $6,000,000.  Net proceeds to the Company, after deducting agent’s fees and offering expenses were $5,377,350.  Under the Securities Purchase Agreement, the Company agreed to sell 4,000,000 units at a price of $1.50 per unit.  Each unit entitled the purchaser to receive one share of common stock of the Company and a warrant to purchase 0.55 shares of common stock at an exercise price of $2.00 per whole share.  The warrants will be exercisable for a period of five years beginning on the six-month anniversary of the original issuance.

At-the-Market Sales

On October 31, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG LLC (the “ATM Sales Agreement”), a major global securities trading firm that acts as our sales agent. Under the ATM Sales Agreement, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $15,000,000 in “at-the-market” offerings, which shares are registered under the Company’s currently effective registration statement on Form S-3. The Company filed a prospectus supplement dated July 2, 2014 with the Securities and Exchange Commission in connection with the offering, relating to shares of its common stock having an aggregate offering price of up to $4,100,000. The Company pays BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement.

During the six months ended June 30, 2015 the Company sold 160,500 shares of common stock for net proceeds of $276,270 under the ATM Sales Agreement.  As of August 14, 2015, approximately $6,000,000 of the aggregate $15,000,000 remained available for future sales under the ATM Sales Agreement.

Common Stock Issued for Loan Interest and Fees

As discussed in Note 3 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the RCF Loan.  During the six months ended June 30, 2015, the Company issued 239,375 shares of common stock that had a fair value of $380,116 for the settlement of accrued interest for the three-month periods ended December 31, 2014 and March 31, 2015.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

9. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); the 2004 Stock Incentive Plan (the “2004 Plan”); and the 1995 Stock Incentive Plan (the “1995 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  As of June 30, 2015, 503,452 shares were available for future issuances under the 2013 Plan.

For the three and six months ending June 30, 2015, the Company recorded stock-based compensation expense of $171,576 and $625,403, respectively.  For the three and six months ending June 30, 2014, the Company recorded stock-based compensation expense of $154,877 and $463,274, respectively.  Stock-based compensation expense has been included in general and administrative expense.

Bonus Shares

In March 2015, in accordance with the Company’s short-term incentive plan, the Company awarded its executives bonuses that were paid out in shares of the Company’s common stock.  The bonus shares vested immediately and had a fair value of $283,000 which was determined using the closing share price of the Company’s common stock on the date of grant.

Stock Options

The following table summarizes stock options outstanding and changes for the six-month periods ending June 30, 2015 and 2014:

	June 30,		June 30,
	2015		2014
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	160,748	$ 25.28	309,479	$ 19.75
Expired	(2,500)	32.90	(131,250)	11.60
Canceled or forfeited	-	-	(14,000)	31.31
Stock options outstanding at end of period	158,248	$ 25.06	164,229	$ 25.28
Stock options exercisable at end of period	133,665	$ 29.13	113,072	$ 35.20

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes stock options outstanding and exercisable by stock option plan at June 30, 2015:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
1995 Plan	8,750	$ 31.20	8,750	$ 31.20
2004 Plan	69,500	10.10	51,167	12.74
2004 Directors’ Plan	74,998	39.68	72,498	40.90
2013 Plan	5,000	2.99	1,250	2.99
	158,248	$ 25.06	133,665	$ 29.13

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2015 was $54,159, which is expected to be recognized over a weighted-average period of 1.1 years.

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

The following table summarizes the RSUs activity for the six-month periods ended June 30, 2015 and 2014:

	June 30,		June 30,
	2015		2014
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	544,810	$ 2.84	280,000	$ 3.31
Granted	-	-	431,941	2.61
Forfeited	-	-	(20,000)	2.83
Vested	(132,383)	2.84	(59,997)	2.83
Unvested RSUs at end of period	412,427	$ 2.85	631,944	$ 2.89

Total estimated unrecognized compensation cost from unvested RSUs as of June 30, 2015 was $603,815, which is expected to be recognized over a weighted-average period of 1.33 years.

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes the RSAs activity for the six-month periods ended June 30, 2015 and 2014:

	June 30,		June 30,
	2015		2014
	Number of RSAs	Weighted-Average Grant Date Fair Value	Number of RSAs	Weighted-Average Grant Date Fair Value
Unvested RSAs at beginning of period	26,670	$ 5.21	54,151	$ 5.49
Forfeited	-	-	(5,601)	5.39
Vested	(9,030)	8.42	(20,230)	5.58
Unvested RSAs at end of period	17,640	$ 3.57	28,320	$ 5.44

The total estimated unrecognized compensation cost from the unvested RSA grants at June 30, 2015 was $12,804, which is expected to be recognized over the weighted-average vesting period of 0.45 years.

10. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 5,847,598 were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive due to our net loss position for the quarter ended June 30, 2015.

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

12. SUBSEQUENT EVENTS

Butler Ranch Data Purchase

On July 7, 2015, the Company acquired an extensive data set containing historical mineral resource estimates as well as over 2,000 drill logs, geologic and other data for the Butler Ranch Project.  The data set was prepared by Conoco, the former project operator, and was acquired from a private party for $150,000.

Agreement to Sell Roca Honda Assets to Energy Fuels Inc.

On July 31, 2015 the Company completed the sale of the Company’s remaining Roca Honda project assets to Energy Fuels Inc. for $2,500,000 in cash, $375,000 in Energy Fuels Inc’s NYSE MKT-listed shares (amounting to 76,455 UUUU shares) plus other non-cash consideration.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of URI for the three and six  months ended June 30, 2015 has been prepared based on information available to us as of August 14, 2015. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of URI for the period ended December 31, 2014 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction

Uranium Resources, Inc. is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium projects in South Texas using the ISR process. We have historically produced uranium by ISR methods in the State of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 190,000 acres of mineral holdings in the prolific Grants Mineral Belt of the State of New Mexico and 17,000 acres in the South Texas uranium province. We have a Nuclear Regulatory Commission ("NRC") license to produce up to 3,000,000 pounds per annum of uranium on certain of our New Mexico projects. The Company acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. None of URI's properties are currently in production.

Highlights for the six months ended June 30, 2015

•

Proposed Merger with Anatolia

On June 3, 2015, the Company entered into a binding scheme implementation agreement to acquire all of the issued and outstanding securities in Anatolia through the issuance of new securities in the Company by way of court-sanctioned schemes of arrangement under the Australian Corporations Act 2001.  Eligible stockholders of Anatolia will be offered 0.06579 shares of the Company’s common stock for every one share of Anatolia they own.  Upon completion of the Merger, stockholders of Anatolia are expected to own approximately 41% of the merged company, and current stockholders of the Company are expected to own approximately 59%.

•

Execution of a Loan Agreement with Anatolia

In conjunction with the proposed Merger, on June 22, 2015, the Company executed a secured loan agreement whereby the Company will provide up to approximately AUD2,000,000 (approximately $1,600,000) to Anatolia. On June 24, 2015, the Company transferred AUD1,000,000 ($779,700) to Anatolia in the first of two tranches under the Anatolia Loan.   The Anatolia Loan will provide Anatolia with working capital to ensure it progresses its Temrezli Project towards development in advance of the closing of the Merger, in addition to covering costs associated with the Merger.

•

Agreement to Sell Roca Honda Assets to Energy Fuels Inc.

On June 28, 2015 the Company executed a definitive agreement to sell its remaining Roca Honda project assets to Energy Fuels Inc. for $2,500,000 in cash, $375,000 in Energy Fuels Inc’s NYSE MKT-listed shares (amounting to 76,455 UUUU shares) plus other non-cash consideration.  The transaction with Energy Fuels Inc. closed on July 31, 2015.

•

Exploration Drilling and Data Purchase

On March 23, 2015, the Company reported that all five drill holes from a completed preliminary drill program at the Butler Ranch Project in South Texas encountered multiple zones of anomalous to low-grade levels of uranium mineralization.  Following the end of the second quarter, the Company acquired an extensive data set containing historical mineral resource estimates as well as over 2,000 drill logs, geologic and other data for the Butler Ranch Project.  The Company also completed the phase one exploration program at the Alta Mesa Este Project during the second quarter 2015.

•

Registered Direct Offering

On March 6, 2015, the Company completed a registered direct offering for gross proceeds of $6,000,000.  Net proceeds to the Company, after deducting agent’s fees and offering expenses, were $5,377,350.  The Company sold 4,000,000 units at a price of $1.50 per unit, with each unit entitling the purchaser to receive one share of common stock of the Company and a warrant to purchase 0.55 shares of common stock at an exercise price of $2.00 per whole share.  The warrants are exercisable for a period of five years beginning on the six-month anniversary of original issuance and ending on a date that is five years after the first date of exercisability.

•

Reclamation progress at the Rosita project

The Company made substantial progress towards the completion of the plugging and abandonment phase of reclamation at its Rosita project during the three months ended June 30, 2015.  The Company has reclaimed nearly all of the wells within its Production Area 1 and is approximately 90% complete at its Production Area 2.  The Company expects to complete the plugging and abandonment phase in Q4 2015.

Results of Operations

Summary

Our consolidated net loss for the three months ended June 30, 2015 was $4,551,446 or $0.15 per share, as compared with a consolidated net loss of $3,128,442 or $0.13 per share for the same period in 2014.  For the three months ended June 30, 2015, the increase in our consolidated net loss of $1,423,004 from the respective prior period was mostly the result of a decrease in the gain on derivative instruments of $805,879 from the prior period as the Company’s convertible RCF Loan no longer qualifies as a derivative instrument.  The remaining variance of $617,125 is mostly attributable to increases in mineral property expenses of $230,453, general and administrative expenses of $249,189, accretion of asset retirement obligations of $90,055 and interest expense of $30,917.

Our consolidated net loss for the six months ended June 30, 2015 was $8,312,854 or $0.29 per share as compared with a consolidated net loss of $6,588,479, or $0.28 per share for the same period in 2014.  For the six months ended June 30, 2015, the increase in our consolidated net loss of $1,724,375 from the respective prior period was mostly the result of a decrease in the gain on derivatives of $1,459,647.  As discussed above, the Company no longer has any qualifying derivative instruments. The remaining variance of $264,728 is mostly attributable to increases in mineral property expenses of $159,020, interest expense of $291,513 and accretion of asset retirement obligations of $123,370, which have been offset by a decrease in general and administrative expenses of $298,213.

Mineral Property Expenses

Mineral property expenses for the three and six months ended June 30, 2015 were $1,292,821 and $2,101,392, respectively, as compared with $1,062,368 and $1,942,372 for the same periods in 2014.

The following table details our mineral property expenses for the three and six months ended June 30, 2015 and 2014:

	For the three months ending June 30,		For the six months ending June 30,
	2015	2014	2015	2014
	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome Project	$ -	$ 81	$ -	$ 329
Rosita Project	34	-	43	-
Vasquez Project	-	-	-	27
Total restoration/recovery expenses	34	81	43	356

Standby care and maintenance expenses
Kingsville Dome Project	152	157	280	292
Rosita Project	94	76	188	237
Vasquez Project	119	80	208	153
Total standby care and maintenance expenses	365	313	676	682

Exploration and evaluation costs	186	-	406	-

Land maintenance and holding costs	707	668	976	904
Total mineral property expenses	$ 1,292	$ 1,062	$ 2,101	$ 1,942

For the three months ended June 30, 2015, mineral property expenses increased by $230,453 as compared with the corresponding period in 2014.  The significant variances for the three months ended June 30, 2015 as compared with the corresponding period in 2014 are as follows:

•

Exploration and evaluation costs increased $186,195 from the prior period as the Company completed an exploration drilling program that began during the first quarter 2015 at its Alta Mesa Este and Butler Ranch projects which were acquired in the fourth quarter 2014.

•

Restoration and recovery expenses decreased $46,721 from the prior period, which resulted from additional costs incurred during the second quarter 2014 in connection with the completion of a settling pond clean-out project at the Kingsville Dome project and the completion of groundwater restoration activities at the Vasquez and Kingsville Dome projects in early 2014.

•

Land maintenance and holding costs increased $39,751 from the prior period, which was the result of an increase for land holding costs associated with certain of our South Texas properties acquired in the fourth quarter 2014 of $129,300, which was offset by decreases for expenses incurred during 2014 related to Technical Reports of $84,446 and by a decrease due to timing of payments made on certain of our projects of $5,103.

For the six months ended June 30, 2015, mineral property expenses decreased by $ 159,020 as compared with the corresponding period in 2014.  The significant variances for the six months ended June 30, 2015 as compared with the corresponding period in 2014 are as follows:

•

Exploration and evaluation costs increased $405,783 from the prior period as the Company undertook an exploration drilling program at its Alta Mesa Este and Butler Ranch projects that was completed during the second quarter 2015.

•

Restoration and recovery expenses decreased $312,660 from the prior period in connection with the completion of a settling pond clean-out project at the Kingsville Dome project and the completion of groundwater restoration activities at the Vasquez and Kingsville Dome projects in early 2014.  The Company entered into a required stabilization period at both the Kingsville Dome and Vasquez projects upon completion of these restoration and recovery activities.  The Company is currently performing plugging and abandonment and surface reclamation activities at its Rosita project.

•

Land maintenance and holding costs increased $71,238 from the prior period, which was the result of an increase in land holding costs associated with our South Texas properties acquired in the fourth quarter 2014 of $145,342 and an increase due to timing of payments made on certain of our projects of $51,709, which was offset by decreases for expenses incurred during 2014 related to Technical Reports of $120,216 and a decrease for land holding costs made during 2014 for claims that were subsequently dropped of $5,597.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2015 and 2014 are summarized below:

	For the three months ending June 30,		For the six months ending June 30,
	2015	2014	2015	2014
	(thousands of dollars)

Stock compensation expense	$ 172	$ 155	$ 625	$ 654
Salaries and payroll burden	566	644	1,141	1,159
Legal, accounting, public company expenses	973	879	1,596	1,978
Insurance and bank fees	148	154	294	344
Consulting and professional services	376	94	488	207
Office expenses	132	156	274	303
Other expenses	39	75	83	154
Total	$ 2,406	$ 2,157	$ 4,501	$ 4,799

For the three months ended June 30, 2015, general and administrative charges increased by $249,189 as compared with the corresponding period in 2014.  The significant variances were:

•

Consulting and professional services expense increased by $281,574 from the prior period, which was the result of the Company’s use of outside consultants in connection with the proposed Merger.

•

Legal, accounting and public company expense increased $93,945 from the prior period, which was primarily the result of increases in legal fees of $222,217 and outside accounting related expenses of $48,307 for costs related to the proposed Merger, which were partially offset by a decrease of $119,420 for costs associated with the Company’s annual general meeting held on June 4, 2014 as the Company had not held its 2015 AGM as of June 30, 2015.

•

The remaining decrease of $126,330 from the prior period is attributable to the Company’s ongoing efforts to reduce costs

For the six months ended June 30, 2015, general and administrative charges decreased by $298,213 as compared with the corresponding period in 2014.  The significant variances were:

•

Legal, accounting and public company expenses decreased $382,236 from the prior period which was primarily the result of a decrease of $225,828 for costs associated with the Company’s 2014 annual general meeting and special meeting of stockholders held on January 29, 2014 whereby the Company’s stockholders approved the RCF Loan, a decrease of $98,847 related to the settlement of litigation with a former officer of the Company that occurred in April 2014, a decrease in franchise tax expense of $90,496, which was the result of timing and a decrease in licenses, permits and fees of $69,105 related to the deferral of the Nuclear Regulatory Commission license at our Churchrock project.  These amounts were offset by increases in legal fees of $95,246 for costs associated with the proposed Merger.

•

Consulting and professional services expense increased by $281,020 from the prior period, which was the result of the Company’s use of outside consultants in connection with the proposed Merger.

•

The remaining decrease of $196,997 from the prior period is attributable to the Company’s ongoing efforts to reduce costs.

Other Income and Expenses

Interest Expense

Interest expense of $654,980 for the three months ended June 30, 2015 consisted of interest of $180,002 payable to RCF, amortization of the debt discount of $449,978 and amortization of the establishment fee of $25,000.  Interest expense of $624,063 for the three months ended June 30, 2014 consisted of interest of $186,726 payable to RCF, amortization of the debt discount of $404,775, amortization of the establishment fee of $25,000 and other interest payments related to capital leases of $7,562.

Interest expense of $1,329,579 for the six months ended June 30, 2015 consisted of interest of $380,116 payable to RCF, amortization of the debt discount of $898,561 and amortization of the establishment fee of $50,000.  Interest expense of $1,038,066 for the six months ended June 30, 2014 consisted of interest of $327,252 payable to RCF, amortization of the debt discount of $647,629, amortization of the establishment fee of $50,000  and other interest payments related to capital leases of $13,185.

The increase in interest expense of $30,917 and $291,513 for the three and six months ended June 30, 2015 as compared with the same periods in 2014 is the result of more debt outstanding under the RCF Loan with RCF during the 2015 period as the Company received the final $3,000,000 tranche in April 2014 bringing the outstanding balance to $8,000,000 and therefore had only $5,000,000 outstanding for most of the 2014 periods.

Financial Position

Operating Activities

Net cash used in operating activities was $5,835,052 for the six months ended June 30, 2015, as compared with $6,782,648 for the same period in 2014. The decrease of $947,596 in cash used is primarily from (a) an increase in cash provided by working capital activities of $617,347 which is mostly the result of an increase in accounts payable and accrued liabilities of $538,875; (b) a decrease in cash spent of $460,228 for general and administrative expenses, which reflects the Company’s ongoing efforts to reduce its cash burn rate; and (c) offset by an increase in cash spent on mineral properties of $158,993 which is the mostly the result of a an increase of $405,783 for a drilling program in 2015 at its Alta Mesa Este and Butler Ranch exploration projects offset by a decrease of $355,870 for the completion of a settling pond clean-out project at the Kingsville Dome project and the completion of groundwater restoration at the Kingsville Dome and Vasquez projects  in 2014.

Investing Activities

Net cash used in investing activities was $773,557 for the six months ended June 30, 2015, as compared with $4,150 for the same period in 2014.  The increase of $769,407 in cash used is primarily the result of the Anatolia Loan made to Anatolia during June 2015 in order to provide Anatolia with working capital to ensure it progresses its Temrezli Project towards development in advance of the closing of the Merger, in addition to covering costs associated with the Merger.

Financing Activities

Net cash provided by financing activities was $5,524,318 for the six months ended June 30, 2015.  For the six months ended June 30, 2015 net cash proceeds of $5,377,350 were received upon the March 6, 2015 completion of a registered direct offering and $276,270 in net proceeds were received from the sale of common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for income tax withholdings on net share settlements of equity awards of $126,210.

Net cash provided by financing activities was $16,089,463 for the six-month period ended June 30, 2014.  For the six-month period ended June 30, 2014 cash proceeds in aggregate of $5,000,000 were received from two separate advances made under the RCF Loan.  An advance of $2,000,000 was received in January 2014 and an advance of $3,000,000 was received during April 2014.  Also during the six-month period ended June 30, 2014, the Company received net proceeds of $9,307,245 from a registered direct offering the Company completed in February 2014 and $1,875,826 in net proceeds from common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for income tax withholdings on net share settlements of equity awards of $87,220 as well as $6,388 made on existing capital lease obligations.

Liquidity and Capital Resources

At June 30, 2015, our working capital was $3,226,184, as compared with $3,761,930 as of December 31, 2014, which represents a decrease of $535,746. This decrease in working capital is primarily due to a decrease in the cash balance of $1,085,052 to $4,485,323 as of June 30, 2015.  The Company expects that its existing cash balances will provide it the necessary liquidity to fund its current operations through the end of 2015.  Included in the analysis of the Company’s ability to maintain sufficient liquidity through year end is the receipt of $2,500,000 for the disposal of our remaining Roca Honda project assets as well as the remaining anticipated costs associated with the proposed Merger with Anatolia.  Following completion of the Merger, the Company will likely need to raise additional funding in the fourth quarter.  The Company also continues to look for ways to reduce its monthly cash expenditures at its current operations while exploring opportunities to raise additional funds or further monetize its non-core assets, as needed.

The Company ceased uranium production activities in 2009 due to sustained low uranium prices and does not anticipate receiving significant sales revenue and related cash inflows for 2015. Since ceasing production, the Company has primarily financed its operations through equity and debt financings. The Company has been successful at raising capital in the past, most recently with the completion of a registered direct offering on March 6, 2015 for net proceeds of $5,377,350.  In addition, the Company was able to successfully raise capital in 2013 and 2014 through debt and equity fundraising efforts.  Specifically, the completion of a registered direct offering in February 2014 for net proceeds of $9,307,245 as well as procuring a convertible secured debt facility in November 2013 that provided the Company with $8,00,0000 in cash, which debt matures in December 2016.  The Company also has an existing ATM Sales Agreement that allows the Company to sell from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering amount up to $15,000,000 of which the Company has approximately $6,000,000 available for future sales as of August 14, 2015.  The Company may also explore further opportunities to monetize its non-core assets.  While the Company has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs, including upon the maturity of our outstanding debt, or on terms acceptable to us.  In the event funds are not available, we may be required to change our planned business strategies in order to avoid default under our secured debt facility.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Annual Report on Form 10-K for the period ended December 31, 2014.

Subsequent Events

Butler Ranch Data Purchase

On July 7, 2015, the Company acquired an extensive data set containing historical mineral resource estimates as well as over 2,000 drill logs, geologic and other data for the Butler Ranch Project.  The data set was prepared by Conoco, the former project operator, and was acquired from a private party for $150,000.

Agreement to Sell Roca Honda Assets to Energy Fuels Inc.

On July 31, 2015 the Company completed the sale of the Company’s remaining Roca Honda project assets to Energy Fuels Inc. for $2,500,000 in cash, $375,000 in Energy Fuels Inc’s NYSE MKT-listed shares (amounting to 76,455 UUUU shares) plus other non-cash consideration.

NASDAQ Notice

On August 12, 2015 the Company received notice from NASDAQ that it had failed to maintain compliance with the $1.00 per share minimum bid price for 30 consecutive business days, as required under NASDAQ Listing Rule 5550(a)(2). This notice has no immediate effect on the Company’s NASDAQ listing and our shares will continue to trade under the symbol “URRE,” subject to the Company regaining compliance as discussed below.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days to regain compliance with the minimum bid price requirement. The Company will regain compliance with the minimum bid requirement if at any time before February 8, 2016, the bid price for the Company's common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days. In the event the Company does not regain compliance with the minimum bid price rule by February 8, 2016, the Company may be eligible to seek an additional compliance period of 180 calendar days.  To qualify, the Company will be required to meet the continued listing requirement of $1.0 million market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market with the exception of the bid price requirement, and will need to provide NASDAQ with written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.  However, if it appears to the NASDAQ staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, NASDAQ will provide notice that the Company’s shares will be subject to delisting.  The Company may appeal NASDAQ's determination to delist its common stock at that time.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding for the Company through the end of 2015,the ability of the Company to raise capital or monetize non-core assets,  the Company’s anticipated cash burn rate and capital requirements, including after the consummation of the Merger, and the status and completion of the Merger. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•

the availability of capital to the Company;

•

the spot price and long-term contract price of uranium;

•

satisfaction of the conditions to the closing of the Merger, including Anatolia’s securityholder approval and regulatory and court approval of the Merger;

•

the ability of the Company to continue to satisfy the listing requirements of the NASDAQ Capital Market;

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Controls

During the three months ended June 30, 2015, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to comply with the continued listing requirements of The NASDAQ Capital Market, our common stock may be delisted and the liquidity and value of our common stock and our ability to raise additional capital could be negatively impacted.

The Company’s common stock is currently traded on the NASDAQ Capital Market.  On August 12, 2015, we received notice from NASDAQ that we had failed to maintain compliance with the $1.00 per share minimum bid price for 30 consecutive business days. We have a period of 180 calendar days to regain compliance with the minimum bid price requirement. We will regain compliance with the minimum bid requirement if at any time before February 8, 2016, the bid price for our common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days.  In the event that we do not regain compliance with the minimum bid price rule by February 8, 2016, we may be eligible for an additional 180 days to cure the situation, but if the situation is not cured then our shares could be delisted from NASDAQ.

A delisting of our stock could negatively impact the liquidity and value of our shares, as well as our ability to raise additional capital for the continuation of our operations.  In particular, if we were delisted from the NASDAQ Capital Market and were not able to list our common stock on another national securities exchange, we would no longer be eligible to use Form S-3 registration statements and could no longer sell shares through “at-the-market” offerings, including pursuant to our At-The-Market Sales Agreement with BTIG LLC. Being delisted could also cause a loss of confidence by our investors and employees, and result in fewer business development opportunities. Further, if our stock is delisted, a reliable trading market for our securities could cease to exist, which may result in negative tax consequences.

Risks Relating to the Merger

The benefits of integrating the companies may not be realized.

To be successful after the Merger, URI will need to combine and integrate the operations of URI and Anatolia into one company. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. URI could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If URI cannot integrate the URI and Anatolia businesses successfully, it may fail to realize the expected benefits of the Merger.

Any delay in completing the Merger may reduce or eliminate the benefits expected to be achieved thereunder.

In addition to the required regulatory approvals and clearances, the Merger is subject to a number of other conditions beyond shareholders’ control that may prevent, delay, or otherwise materially adversely affect its completion. It is not predicable whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause shareholders not to realize some or all of the synergies and other benefits that are expected to be achieved if the Merger is successfully completed within its expected time frame.

URI stockholders will suffer immediate dilution to their equity and voting interests as a result of the issuance of URI common stock to Anatolia securityholders.

In connection with the Merger, URI will issue approximately 20.5 million shares of its common stock to Anatolia securityholders. Immediately following the completion of the Merger, former Anatolia shareholders will own collectively approximately 41% of the total number of shares of combined company's outstanding common stock and the existing stockholders of URI will own approximately 59% of the outstanding common stock of the combined company. Accordingly, the issuance of URI common stock to Anatolia shareholders will have the effect of reducing the percentage of equity and voting interest held by each of URI's existing stockholders. Consequently, URI stockholders as a group will have less influence over the management and policies of the combined company after the Merger than they currently exercise.

If the Anatolia holders immediately sell URI common stock received in the Merger, they could depress URI's stock price.

If the Anatolia holders who receive URI common stock in the Merger, or other holders of URI common stock, sell significant amounts of URI common stock following the Merger, the market price of URI common stock could decrease. These sales may also make it more difficult for URI to sell equity securities or equity-related securities in the future at a time and at a price that URI otherwise would deem appropriate.

The market price of URI's common stock may decline as a result of the Merger.

The market price of URI's company's common stock may decline as a result of the Merger if the integration of Anatolia's business is unsuccessful, the perceived benefits of the Merger are not achieved as rapidly or to the extent anticipated by financial analysts or investors, or the effect of the Merger on the combined company's financial results after the completion of the Merger is not consistent with the expectations of financial analysts or investors.

URI will incur significant transaction and combination-related costs in connection with the Merger.

URI and Anatolia expect to incur significant costs associated with the Merger and combining the operations of the two companies. URI's fees and expenses related to the Merger include financial advisor fees, filing fees, legal and accounting fees, regulatory fees and mailing costs, some of which will be paid regardless of whether the Merger is completed. Such fees and expenses will reduce URI's cash on hand and the amount of cash that URI may be able to distribute to URI's stockholders in a form of dividend or return of capital. Furthermore, following the completion of the Merger, the combined company will incur costs associated with combining the operations of the two companies. However, it is difficult to predict the amount of these costs before the combined company begins the integration process. The combined company may incur additional unanticipated costs as a consequence of difficulties arising from efforts to integrate the companies.

If the Merger does not occur, URI will still have a loan outstanding to Anatolia, who will have limited ability to repay.

On June 22, 2015, URI, as the lender, and Anatolia, as the borrower, entered into the Anatolia Loan. Under the Anatolia Loan, during the period from June 22, 2015 through December 31, 2015, URI has agreed to loan to Anatolia up to A$2,000,000 subject to the satisfaction of certain conditions precedent. The Anatolia Loan is secured by a pledge of 35% of Anatolia's shares in a subsidiary that holds Anatolia's interests in Turkey. Anatolia’s ability to repay its obligations under the Anatolia Loan will be limited in the case that the Merger does not occur.

Under the terms of the Transaction Agreement, URI must pay Anatolia a A$319,964 break-up fee in connection with the Merger if the Transaction Agreement is terminated under certain circumstances.

In the event that the Transaction Agreement is terminated due to a material breach by URI, the failure of URI to pay the appropriate consideration or certain other circumstances, then under the Transaction Agreement URI agrees to pay Anatolia a A$319,964 break fee as reimbursement for legal and financial advice planning, fees, reasonable opportunity costs, out of pocket expenses and certain agreed upon expenses.

The Merger will result in changes to URI’s board of directors and management that may affect the strategy and operations of the combined company as compared to that of Anatolia and URI as they currently exist.

If the Merger is completed, the composition of the URI board of directors and its management team will change. Upon completion of the Merger, two new directors designated by Anatolia will be appointed to the board of directors. Those individuals are expected to be Pat Burke and Paul Cronin.

The URI board is presently composed of five individuals. Mr. Paul Willmott is not standing for election at the annual meeting, and as such the post-Merger board will be seven individuals, consisting of five current URI directors and two former Anatolia directors. There can be no assurance that the newly constituted board of directors will function effectively as a team and that there will not be any adverse effect on URI’s business as a result.

The Merger is expected to result in an ownership change for URI under Section 382 of the Code, potentially limiting the use of URI’s net operating loss carryforwards and certain other tax attributes in future years. In addition, URI’s ability to use its net operating loss carryforwards may be further limited if taxable income does not reach sufficient levels.

As of December 31, 2014, URI had approximately $173.5 million of net operating loss ("NOL") carryforwards available to reduce U.S. federal taxable income in future years. Under Section 382 of the Code, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an "ownership change" occurs if there is a cumulative change in ownership by "5-percent shareholders" that exceeds 50 percentage points over a rolling three-year period.

The Merger is expected to result in an ownership change under Section 382 of the Code for URI, potentially limiting the use of URI’s NOL carryforwards in future taxable years for U.S. federal income tax purposes. These limitations may affect the timing of when these NOL carryforwards can be used which, in turn, may impact the timing of when cash is used to pay the taxes of URI and have a negative impact on URI’s financial position and results of operations. In addition, URI’s ability to use its NOL carryforwards will be dependent on its ability to generate taxable income. Some portion of the NOL carryforwards could expire before URI generates sufficient taxable income.

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

URANIUM RESOURCES, INC.

Dated: August 14, 2015	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Scheme Implementation Agreement, dated June 3, 2015, between Uranium Resources, Inc. and Anatolia Energy Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015)

2.2

Purchase and Exchange Agreement, dated June 26, 2015, among Energy Fuels Inc., Strathmore Resources (US) Ltd., Uranium Resources, Inc., Uranco Inc., Neutron Energy, Inc., and Hydro Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 26, 2015)

10.1

Loan Agreement, dated June 22, 2015, between Anatolia Energy Limited and Uranium Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS:	XBRL Instance Document

101.SCH:	XBRL Taxonomy Extension Schema Document

101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB:	XBRL Taxonomy Extension Label Linkbase Document

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document