Form 10-Q
period 2015-09-30
URANIUM RESOURCES INC /DE/
filed 2015-11-10
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	50,755,790 as of November 10, 2015

URANIUM RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4. CONTROLS AND PROCEDURES

25

PART II - OTHER INFORMATION

26

ITEM 1.  LEGAL PROCEEDINGS

26

ITEM 1A.  RISK FACTORS

26

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

26

ITEM 4.  MINE SAFETY DISCLOSURES

26

ITEM 5.  OTHER INFORMATION

26

ITEM 6.  EXHIBITS

26

SIGNATURES

27

EXHIBIT INDEX

28

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)

		September 30,	December 31,
	Notes	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents		$ 3,836	$ 5,570
Loan receivable	3	1,283	-
Short-term available-for-sale investments	4	222	-
Prepaid and other current assets		898	863
Total Current Assets		6,239	6,433

Property, plant and equipment, at cost:
Property, plant and equipment		100,239	98,454
Less accumulated depreciation, depletion and impairment		(65,617)	(65,724)
Net property, plant and equipment	4	34,622	32,730

Restricted cash		3,941	3,941
Total Assets		$ 44,802	$ 43,104

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 1,928	$ 796
Accrued liabilities		1,900	1,680
Current portion of asset retirement obligations	7	118	196
Total Current Liabilities		3,946	2,672

Asset retirement obligations, net of current portion	7	4,286	4,000
Convertible loan net of discount - related party	5	5,699	4,345
Other long-term liabilities and deferred credits		950	950
Total Liabilities		14,881	11,967

Commitments and Contingencies	3,5,7,12

Stockholders' Equity:
Common stock, 200,000,000 shares authorized, $.001 par value;
Issued shares - 30,110,340 and 25,288,113, respectively
Outstanding shares - 30,014,022 and 25,192,669, respectively	9	30	25
Paid-in capital	9, 10	240,381	233,524
Accumulated other comprehensive income		(70)	-
Accumulated deficit		(210,162)	(202,154)
Less: Treasury stock (95,444 and 95,444 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		29,921	31,137

Total Liabilities and Stockholders' Equity		$ 44,802	$ 43,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Notes	2015	2014	2015	2014

Operating Expenses:
Mineral property expenses	6	$ (920)	$ (987)	$ (3,021)	$ (2,929)
General and administrative		(2,851)	(2,202)	(7,352)	(7,002)
Accretion of asset retirement obligations	7	(112)	(206)	(337)	(308)
Depreciation and amortization		(83)	(68)	(252)	(246)
Total operating expenses		(3,966)	(3,463)	(10,962)	(10,485)

Non-Operating Income/(Expenses):
Gain on derivatives		-	145	-	1,605
Interest expense	5	(644)	(679)	(1,974)	(1,717)
Gain on disposal of uranium properties	4	4,916	-	4,916	-
Other income, net		(1)	4	12	14
Total other income/(expense)		4,271	(530)	2,954	(98)

Net Income/(Loss)		$ 305	$ (3,993)	$ (8,008)	$ (10,583)

Other Comprehensive Income/(Loss)
Unrealized fair value decrease on available-for-sale securities		(70)	-	(70)	-
Comprehensive Income/(Loss)		$ 235	$ (3,993)	$ (8,078)	$ (10,583)

BASIC AND DILUTED LOSS PER SHARE		$ 0.01	$ (0.16)	$ (0.28)	$ (0.44)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		30,010,328	24,954,029	28,799,214	23,986,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)

		For the Nine Months Ended September 30,
	Notes	2015	2014

Operating Activities:
Net loss		$ (8,008)	$ (10,583)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	7	337	308
Amortization of debt discount		1,354	1,183
Amortization of convertible loan establishment fee	5	75	75
Change in fair value of derivative liability		-	(1,605)
Decrease in restoration and reclamation accrual	7	(129)	(132)
Depreciation and amortization		252	246
Stock compensation expense	10	794	737
Gain on disposal of uranium properties	4	(4,916)	-
Gain on disposal of fixed assets		(18)	-
Other non-cash items		-	291
Effect of changes in operating working capital items:
(Increase)/decrease in receivables		(1)	45
Increase in prepaid and other current assets		(96)	(273)
Increase in payables, accrued liabilities and deferred credits		1,875	60
Net Cash Used In Operating Activities		(8,481)	(9,648)

Cash Flows From Investing Activities:
Increases in notes receivable	3	(1,283)	-
Purchases of equipment		(12)	(7)
Proceeds from disposal of property, plant and equipment	4	2,518	-
Net Cash Used In Investing Activities		1,223	(7)

Cash Flows From Financing Activities:
Proceeds from convertible loan		-	5,000
Payments on borrowings		(4)	(8)
Issuance of common stock, net	9	5,654	11,519
Payment of minimum withholding taxes on net share settlements of equity awards		(126)	(87)
Net cash Provided By Financing Activities		5,524	16,424

Net increase/(decrease) in cash and cash equivalents		(1,734)	6,769
Cash and cash equivalents, beginning of period		5,570	1,117
Cash and Cash Equivalents, End of Period		$ 3,836	$ 7,886

Cash Paid During the Period for:
Interest		$ -	$ 21
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Common stock issued for payment of convertible loan fees and interest	5,9	$ 541	$ 676
Common stock issued under stock-based compensation plans	10	667	334
Total Non-Cash Investing and Financing Activities for the Period		$ 1,208	$ 1,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total

Balances, January 1, 2015	25,192,669	$ 25	$ 233,524	$ -	$ (202,154)	$ (258)	$ 31,137
Net loss	-	-	-	-	(8,008)	-	(8,008)
Common stock issued, net of issuance costs	4,160,500	5	5,649	-	-	-	5,654
Common stock issued for loan interest and fees	409,284	-	541	-	-	-	541
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	251,569	-	793	-	-	-	793
Minimum withholding taxes on net share settlements of equity awards	-	-	(126)	-	-	-	(126)
Unrealized holding loss on available-for-sale securities	-	-	-	(70)	-	-	(70)

Balances, September 30, 2015	30,014,022	$ 30	$ 240,381	$ (70)	$ (210,162)	$ (258)	$ 29,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Uranium Resources, Inc. (the “Company,” “we,” “us,” or “URI”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Uranium Resources, Inc.’s 2014 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2015.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements or related disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), “Simplifying the Presentation of Debt Issuance Costs,” in conjunction with their initiative to reduce complexity in accounting standards. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with presentation of a debt discount. The new standard is limited to the presentation of debt issuance costs and will not affect the recognition and measurement of debt issuance costs. ASU 2015-03 will be effective for the Company for the annual period beginning after December 15, 2015 and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

2. LIQUIDITY

At September 30, 2015, our cash balance was $3,835,923 as compared with $5,570,375 as of December 31, 2014, which represents a decrease of $1,734,452.  The Company expects that its existing cash balances will provide it the necessary liquidity to fund its current operations through the end of 2015.  Included in the analysis of the Company’s ability to maintain sufficient liquidity through year end is the remaining anticipated costs associated with the  Merger (defined below) with Anatolia Energy Limited (“Anatolia”).  Following completion of the Merger, the Company will need to raise additional funding in the fourth quarter.  The Company also continues to look for ways to reduce its monthly cash expenditures at its current operations and to explore opportunities to raise additional funds or further monetize its non-core assets.

On June 3, 2015, the Company entered into a binding Scheme Implementation Agreement (the “Transaction Agreement”) to acquire all of the issued and outstanding securities in Anatolia through the issuance of new securities in the Company by way of court-sanctioned schemes of arrangement under the Australian Corporations Act 2001 (the “Merger”).  Upon closing of the Merger on November 9, 2015, eligible Anatolia shareholders received 0.06579 shares of the Company’s common stock for every one share of Anatolia they owned.

On November 9, 2015, the Company entered into a binding letter of intent with Laramide Resources for the sale of the Churchrock and Crownpoint properties in New Mexico.  As discussed in Note 13, the Company would receive $5,250,000 in cash upon closing and a note receivable in the amount of $7,250,000 payable in three equal installments over a period of three years.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The Company ceased uranium production activities in 2009 due to sustained low uranium prices and does not anticipate receiving significant sales revenue and related cash inflows for 2015. Since ceasing production, the Company has primarily financed its operations through equity and debt financings. The Company has been successful at raising capital in the past, most recently with the completion of a registered direct offering on March 6, 2015 for net proceeds of $5,377,350.  In addition, the Company was able to successfully raise capital in 2013 and 2014 through debt and equity fundraising efforts.  Specifically, the completion of a registered direct offering in February 2014 for net proceeds of $9,307,245 as well as procuring a convertible secured debt facility in November 2013 that provided the Company with $8,000,000 in cash, which debt matures in December 2016.  The Company also has an existing ATM Sales Agreement that allows the Company to sell from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering amount up to $15,000,000 of which the Company has approximately $6,000,000 available for future sales as of November 9, 2015.  The Company will continue to explore further opportunities to monetize its non-core assets.  While the Company has been successful in the past raising funds through equity and debt financings and the sale of non-core assets, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs, including upon the maturity of our outstanding debt, or on terms acceptable to us.  In the event funds are not available, we may be required to change our planned business strategies.

3. NOTES RECEIVABLE

In conjunction with the Merger, on June 22, 2015, the Company executed a secured loan agreement (the “Anatolia Loan”) whereby the Company agreed to provide up to AUD2,000,000 (approximately $1,600,000) to Anatolia. The Company transferred AUD1,000,000 ($779,700) on June 24, 2015 and AUD707,484 ($503,233) on September 30, 2015 to Anatolia in the first two tranches under the Anatolia Loan. Under the terms of the Anatolia Loan, the maturity date was December 31, 2015 and it carried a 12% annual interest rate (payable in shares of Anatolia or cash at the Company’s discretion). The Company could have converted the Anatolia Loan into shares of Anatolia at a price of AUD0.08 per share if there had been a change of control of Anatolia or if the stockholders of Anatolia voted against the Merger, or if the Merger did not otherwise close by December 30, 2015.

Should the Merger have been terminated, the Anatolia Loan would have become repayable within four months of that termination date, however it would have become repayable immediately in the event of a change of control of Anatolia. Anatolia was able to repay the Anatolia Loan at any time, but during the conversion period, the Company could have required funds be re-advanced and converted.  The Anatolia Loan was secured against 35% of the shares held in Anatolia Uranium Pty Ltd, a subsidiary of Anatolia, and 100% owner of the Turkish operating subsidiary, Adur Madencilik STi Ltd.

Upon closing of the Merger on November 9, 2015 (as discussed in Note 13), the Anatolia Loan became an amount outstanding between the Company and its wholly-owned subsidiary.

4. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2015	December 31, 2014
	Net book value	Net book value
	(in thousands)
Uranium plant	$ 8,841	$ 8,921
Mineral rights and properties	24,186	22,063
Vehicles	206	264
Other property, plant and equipment	1,389	1,482
Total	$ 34,622	$ 32,730

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Purchase and Exchange Agreement with Energy Fuels

On June 26, 2015, the Company and certain of its subsidiaries entered into a Purchase and Exchange Agreement (the “PEA”) with Energy Fuels, Inc. and a subsidiary of Energy Fuels, Inc. (collectively, “Energy Fuels”), pursuant to which at closing on July 31, 2015 subsidiaries of the Company transferred ownership of the Company’s Roca Honda project, including mineral fee lands and unpatented lode mining claims in Sections 8 and 17 of Township 13 North, Range 8 West, covering approximately 1,240 acres and 3,382 acres of leased claims to Energy Fuels.  In exchange, Energy Fuels delivered to the Company or its subsidiaries (i) $2,500,000 in cash, (ii) 76,455 shares of Energy Fuels common stock with a fair value upon closing of $292,823, such shares being subject to a four-month hold period from the date of closing,  (iii) Energy Fuels’ 4% gross royalty covering 5,640 acres on seven mineral leases in the state of Wyoming at the Kendrick and Barber areas of the Lance uranium in-situ recovery project, which is currently under construction by Peninsula Energy Limited, and (iv) unpatented lode mining claims covering 640 acres in Section 4 of Township 16 North, Range 18 West, located near Churchrock, New Mexico, which are contiguous with the Company’s Churchrock project, as well as claims in Section 34 and leases from the state of New Mexico in Sections 32 and 36, all situated in Township 17 North, Range 16 West.

The Company also retained a 4% royalty on Section 17 of the Roca Honda project.  The royalty can be repurchased by Energy Fuels upon payment to the Company of $5,000,000 cash at any time at Energy Fuel’s sole discretion prior to the date on which the first royalty payment becomes due.

The divestiture of the Roca Honda project was accounted for as an asset disposal and the non-cash considerations received from Energy Fuels was recorded at fair value.  The fair value of the shares of Energy Fuels common stock received was determined using the closing share price of Energy Fuels stock on July 31, 2015.  The fair value of the unpatented lode mining claims and mineral leases was determined based upon the per pound value of similar transactions involving unproved uranium assets within the last three years.  The Company determined that the Lance Royalty had de minimus value and therefore determined the fair value to be nil.  The following fair value amounts were recorded with the full amount attributable as a gain within the Company’s Statement of Operations as the Roca Honda project had previously been fully written down:

(in thousands)	Fair Value
Cash	$ 2,500
Energy Fuels Inc. common stock	293
Churchrock properties	2,123
Lance Royalty	-
Total	$ 4,916

The fair value of the shares of Energy Fuel’s common stock received were valued using Level 1 inputs of the fair-value hierarchy and the fair value of the unpatented lode mining claims and mineral leases were valued using Level 3 inputs of the fair-value hierarchy (as defined in Note 8 below).

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Amounts drawn under the RCF Loan mature on December 31, 2016 and bear interest at 10% per annum, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  The number of shares to be issued as payment for interest is determined based upon the VWAP of the Company’s common stock for the 20 trading days preceding the last day of each quarter.  Accordingly, the Company issued the following shares during 2015 related to interest expense:

	Amount	Shares of common stock issued	VWAP	Date of issuance
	(in thousands, except share data)
Q4 2014 Interest payment	$ 198	102,912	$ 1.9434	January 2, 2015
Q1 2015 Interest payment	181	136,463	$ 1.4656	April 1, 2015
Q2 2015 Interest payment	161	169,909	$ 1.1771	July 2, 2015
Q3 2015 Interest payment	180	225,071	$ 0.8886	October 1, 2015
Total	$ 720	634,355

As of September 30, 2015, interest expense of $180,000 relating to the three-month period ended September 30, 2015 was included in accrued liabilities on the Company’s Consolidated Balance Sheets.

The following table represents the key components of the RCF Loan:

	September 30,	December 31,
	2015	2014
	(in thousands)
Debt principal	$ 8,000	$ 8,000
Unamortized discount	(2,301)	(3,655)
Carrying value of convertible loan, end of period	$ 5,699	$ 4,345

For the three- and nine-month periods ended September 30, 2015, the Company recorded amortization of the debt discount of $454,977 and $1,353,539, respectively, which has been included in interest expense in the Company’s Condensed Consolidated Statements of Operations.

RCF may convert amounts drawn under the RCF Loan into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price is set at $2.60 per share. As of November 10, 2015, RCF owned 7,454,223 shares or 14.7% of the Company’s outstanding common stock. If RCF were to convert the entire $8,000,000 outstanding under the RCF Loan, RCF would receive 3,076,923 shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to 19.6%.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

6. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures for the three and nine months ended September 30, 2015 and 2014 are as follows:

	For the three months ending September 30,		For the nine months ending September 30,
	2015	2014	2015	2014
	(in thousands)
Restoration/Recovery expenses
Kingsville Dome Project	$ -	$ -	$ -	$ 328
Rosita Project	14	131	57	131
Vasquez Project	-	-	-	26
Total restoration/recovery expenses	14	131	57	485

Standby care and maintenance expenses
Kingsville Dome Project	153	210	433	502
Rosita Project	113	20	301	258
Vasquez Project	105	93	314	245
Total standby care and maintenance expenses	371	323	1,048	1,005

Exploration and evaluation costs	193	-	599	-

Land maintenance and holding costs	342	533	1,317	1,439

Total mineral property expenses	$ 920	$ 987	$ 3,021	$ 2,929

Butler Ranch Data Purchase

On July 7, 2015, the Company acquired an extensive data set containing historical mineral resource estimates as well as over 2,000 drill logs, geologic and other data for the Butler Ranch Project.  The data set was prepared by Conoco, the former project operator, and was acquired from a private party for $150,000.

7. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	September 30,	December 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$ 4,196	$ 3,834
Additions, changes in estimates and other	-	136
Liabilities settled	(129)	(199)
Accretion expense	337	425
Balance, end of period	4,404	4,196
Less: Current portion	(118)	(196)
Non-current Portion	$ 4,286	$ 4,000

The Company’s current liability of $117,600 consists of the estimated costs associated with current plugging and abandonment activities and planned surface reclamation activities through September 2016 at the Company’s Rosita project.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

8. FAIR VALUE ACCOUNTING

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

The following table presents information about assets that were recorded at fair value as of September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy:

September 30, 2015
	Level 1	Level 2	Level 3	Total
(in thousands)
Assets
Short-term available-for-sale investments	$ 222	$ -	$ -	$ 222
Restricted cash	3,941	-	-	3,941
Mineral properties	-	-	2,123	2,123
Total assets recorded at fair value	$ 4,163	$ -	$ 2,123	$ 6,286

December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash	$ 3,941	$ -	$ -	$ 3,941
Total assets recorded at fair value	$ 3,941	$ -	$ -	$ 3,941

9. COMMON STOCK

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

During the nine months ended September 30, 2015 the Company sold 160,500 shares of common stock for net proceeds of $276,270 under the ATM Sales Agreement.  As of November 9, 2015, approximately $6,000,000 of the aggregate $15,000,000 remained available for future sales under the ATM Sales Agreement.

Common Stock Issued for Loan Interest and Fees

As discussed in Note 5 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the RCF Loan.  During the nine months ended September 30, 2015, the Company issued 409,284 shares of common stock that had a fair value of $540,500 for the settlement of accrued interest for the three-month periods ended December 31, 2014, March 31, 2015 and June 30, 2015.

10. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); the 2004 Stock Incentive Plan (the “2004 Plan”); and the 1995 Stock Incentive Plan (the “1995 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  As of September 30, 2015, 524,703 shares were available for future issuances under the 2013 Plan.

For the three and nine months ending September 30, 2015, the Company recorded stock-based compensation expense of $168,102 and $793,506, respectively.  For the three and nine months ending September 30, 2014, the Company recorded stock-based compensation expense of $273,996 and $737,270, respectively.  Stock-based compensation expense has been included in general and administrative expense.

Bonus Shares

In March 2015, in accordance with the Company’s short-term incentive plan, the Company awarded its executives bonuses that were paid out in shares of the Company’s common stock.  The bonus shares vested immediately and had a fair value of $283,000 which was determined using the closing share price of the Company’s common stock on the date of grant.

Stock Options

The following table summarizes stock options outstanding and changes for the nine-month periods ending September 30, 2015 and 2014:

	September 30,		September 30,
	2015		2014
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	160,748	$ 25.28	309,479	$ 19.75
Expired	(2,500)	32.90	(131,250)	11.60
Canceled or forfeited	-	-	(14,000)	31.31
Stock options outstanding at end of period	158,248	$ 25.06	164,229	$ 25.28
Stock options exercisable at end of period	133,665	$ 29.13	117,564	$ 34.01

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes stock options outstanding and exercisable by stock option plan at September 30, 2015:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Stock Options Outstanding	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
1995 Plan	8,750	$ 31.20	8,750	$ 31.20
2004 Plan	69,500	10.10	51,167	12.74
2004 Director's Plan	74,998	39.68	72,498	40.90
2013 Plan	5,000	2.99	1,250	2.99
	158,248	$ 25.06	133,665	$ 29.13

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2015 was $38,440, which is expected to be recognized over a weighted-average period of 0.9 years.

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

The following table summarizes the RSUs activity for the nine-month periods ended September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	544,810	$ 2.84	280,000	$ 3.31
Granted	-	-	431,941	2.61
Forfeited	(20,001)	2.68	(29,778)	3.38
Vested	(132,383)	2.84	(76,886)	3.20
Unvested RSUs at end of period	392,426	$ 2.85	605,277	$ 2.82

Total estimated unrecognized compensation cost from unvested RSUs as of September 30, 2015 was $406,042, which is expected to be recognized over a weighted-average period of 1.09 years.

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes the RSAs activity for the nine-month periods ended September 30, 2015 and 2014:

	September 30,		September 30,
	2015		2014
	Number of RSAs	Weighted-Average Grant Date Fair Value	Number of RSAs	Weighted-Average Grant Date Fair Value
Unvested RSAs at beginning of period	26,670	$ 5.21	54,151	$ 5.49
Forfeited	(1,250)	6.70	(5,601)	5.39
Vested	(9,030)	8.42	(20,230)	5.58
Unvested RSAs at end of period	16,390	$ 3.34	28,320	$ 5.44

The total estimated unrecognized compensation cost from the unvested RSA grants at September 30, 2015 was $4,116, which is expected to be recognized over the weighted-average vesting period of 0.4 years.

11. EARNINGS PER SHARE

Basic and diluted loss per common share has been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 5,827,597 were excluded from the calculation of earnings per share because the effect on the basic loss per share would have been anti-dilutive.

12. COMMITMENTS AND CONTINGENCIES

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

13. SUBSEQUENT EVENTS

Anatolia Loan

On October 23, 2015 the Company transferred AUD292,000 ($214,330) to Anatolia in accordance with the Anatolia Loan.  This represents the final tranche available under the Anatolia Loan.

Anatolia Securityholder Approval, Subsequent Court Approval and Completion of the Merger

On October 9, 2015 the Anatolia securityholders approved the Merger and on October 23, 2015, the Federal Court of Australia granted orders approving the Australian schemes of arrangement.

Following customary Australian regulatory approvals, the Company closed the Merger on November 9, 2015, pursuant to which the Company acquired all of the issued and outstanding securities of Anatolia by way of the Merger, with Anatolia surviving as a wholly-owned subsidiary of the Company. In connection with the Merger, each share of Anatolia common stock issued and outstanding as of 7:00 p.m. on October 30, 2015, Australian Western Daylight Time, (the “Record Date”) was converted to 0.06579 shares of common stock, par value $0.001 per share, of the Company. The Company issued 20,516,696 total shares of the Company’s common stock upon closing. Pursuant to the terms of the Merger, Anatolia’s listed and unlisted options outstanding as of the Record Date were assumed by the Company and converted into options to purchase shares of the Company’s common stock on substantially the same terms and conditions as were applicable to such Anatolia listed and unlisted options, with appropriate adjustments based upon the fair value of the listed and unlisted options as determined using the Black-Scholes method. As a result of the completion of the Merger, the Company owns 100% of the outstanding securities of Anatolia.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The Company will account for the transaction as a business combination using the acquisition method of accounting. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, the initial purchase accounting has not been completed. As such, it is not practicable for the Company to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed, and (ii) pro forma revenues and earnings of the combined company for the quarter ended September 30, 2015. The Company will provide this information in its Annual Report on Form 10-K for the year ended December 31, 2015. There are $1,014,555 and $1,889,976 in acquisition-related costs included in general and administrative expenses for the three- and nine-month periods ending September 30, 2015, respectively.  In addition, upon closing of the Merger, the Anatolia Loan became an amount outstanding between the Company and its wholly-owned subsidiary and was eliminated as an intercompany transaction upon consolidation.

Binding Letter of Intent to Sell the Churchrock and Crownpoint Properties

On November 9, 2015, the Company entered into a Letter of Intent (“LOI”) with Laramide Resources for the sale of the Churchrock and Crownpoint properties in New Mexico.  Under the terms of the LOI, the Company and certain of its subsidiaries have agreed, subject to the execution of definitive documentation, to transfer ownership of the Company’s Churchrock and Crownpoint properties, including the Churchrock properties recently received from EFI, to Laramide Resources or its subsidiaries.  In exchange, the Company will receive the following from Laramide Resources at closing:

•

Cash in the amount of $5,250,000 ;

•

A note receivable in the amount of $7,250,000 payable in three equal installments over the next three years; and

•

Laramide Resources will assume any liabilities related to reclamation and remediation on the subject lands.

Definitive documentation on the terms above is expected to be executed in the fourth quarter of 2015 with closing of the transaction expected to occur during the first half of 2016, subject to customary conditions, including applicable regulatory approvals.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of URI for the three and nine months ended September 30, 2015 has been prepared based on information available to us as of November 10, 2015. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of URI for the period ended December 31, 2014 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction

Uranium Resources, Inc. is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium projects in South Texas using the in-situ recovery (“ISR”) process.  Following our acquisition of Anatolia, we are focused on advancing to near-term production the Temrezli ISR project in Turkey.  The Company also controls extensive exploration properties under nine exploration and operating licenses covering approximately 44,700 acres with numerous exploration targets, including the potential satellite Sefaatli project, which is 25 miles southwest of the Temrezli project.  We have historically produced uranium by ISR methods in the State of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 190,000 acres of mineral holdings in the prolific Grants Mineral Belt of the State of New Mexico and 17,000 acres in the South Texas uranium province, a portion of which we have entered into a binding letter of intent to sell. The Company acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. None of URI's properties are currently in production.

Highlights for the nine months ended September 30, 2015

•

 Merger with Anatolia

On June 3, 2015, the Company entered into a binding scheme implementation agreement to acquire all of the issued and outstanding securities in Anatolia through the issuance of new securities in the Company by way of court-sanctioned schemes of arrangement under the Australian Corporations Act 2001.  Anatolia’s securityholders approved the Merger on October 9, 2015, and on October 23, 2015, the Federal Court of Australia granted orders approving the schemes of arrangement implementing the Merger. Following customary Australian regulations, the Company closed the Merger on November 9, 2015.  Eligible stockholders of Anatolia will be received 0.06579 shares of the Company’s common stock for every one share of Anatolia they owned.  Upon closing of the Merger, former securityholders of Anatolia received approximately 41% of the merged company, and continuing stockholders of the Company retained approximately 59%.

•

Execution of a Loan Agreement with Anatolia

In conjunction with the  Merger, on June 22, 2015, the Company executed a secured loan agreement whereby the Company agreed to provide up to approximately AUD2,000,000 (approximately $1,600,000) to Anatolia.  The Company transferred AUD1,000,000 ($779,700) on June 24, 2015 and AUD707,484 ($503,233) on September 30, 2015 to Anatolia in the first two tranches under the Anatolia Loan.   The Anatolia Loan provided Anatolia with working capital to ensure it was able to progress its Temrezli Project towards development in advance of the closing of the Merger, in addition to covering costs associated with the Merger.  Following the closing of the Merger, the Anatolia Loan became an amount outstanding between the Company and its wholly-owned subsidiary.

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

•

Exploration Drilling and Data Purchase

On March 23, 2015, the Company reported that all five drill holes from a completed preliminary drill program at the Butler Ranch Project in South Texas encountered multiple zones of anomalous to low-grade levels of uranium mineralization.  In July 2015, the Company acquired an extensive data set containing historical mineral resource estimates as well as over 2,000 drill logs, geologic and other data for the Butler Ranch Project.  The Company also completed the phase one exploration program at the Alta Mesa Este Project during the second quarter 2015.

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

•

Reclamation progress at the Rosita project

The Company completed the plugging and abandonment phase of reclamation at its Rosita project during the three months ended September 30, 2015.  The Company is currently performing surface reclamation activities at the Rosita project and is approximately 15% complete in Production Area 1 and 35% complete in Production Area 2.

Results of Operations

Summary

Our consolidated net income for the three months ended September 30, 2015 was $305,322 or $0.01 per share, as compared with a consolidated net loss of $3,994,384 or $0.16 per share for the same period in 2014.  For the three months ended September 30, 2015, the increase in our consolidated net income of $4,299,706 from the respective prior period was mostly the result of a gain on disposal of mineral properties of $4,915,667 associated with the sale of the Company’s remaining Roca Honda assets to Energy Fuels Inc., which was partially offset by an increase in general and administrative expenses of $648,689.

Our consolidated net loss for the nine months ended September 30, 2015 was $8,008,286 or $0.28 per share as compared with a consolidated net loss of $10,582,863, or $0.44 per share for the same period in 2014.  For the nine months ended September 30, 2015, the decrease in our consolidated net loss of $2,574,577 from the respective prior period was mostly the result of the gain on disposal of mineral properties of $4,915,667 discussed above, which was offset by a decrease in the gain on derivatives of $1,604,657.  The Company no longer has any qualifying derivative instruments. The remaining variance of $672,716 is mostly attributable to increases in mineral property expenses of $92,093, general and administrative expenses of $350,586 and interest expense of $256,506.

Mineral Property Expenses

Mineral property expenses for the three and nine months ended September 30, 2015 were $920,376 and $3,021,088, respectively, as compared with $986,623 and $2,928,995 for the same periods in 2014.

The following table details our mineral property expenses for the three and nine months ended September 30, 2015 and 2014:

	For the three months ending September 30,		For the nine months ending September 30,
	2015	2014	2015	2014
	(in thousands)
Restoration/Recovery expenses
Kingsville Dome Project	$ -	$ -	$ -	$ 328
Rosita Project	14	131	57	131
Vasquez Project	-	-	-	26
Total restoration/recovery expenses	14	131	57	485

Standby care and maintenance expenses
Kingsville Dome Project	153	210	433	502
Rosita Project	113	20	301	258
Vasquez Project	105	93	314	245
Total standby care and maintenance expenses	371	323	1,048	1,005

Exploration and evaluation costs	193	-	599	-

Land maintenance and holding costs	342	533	1,317	1,439

Total mineral property expenses	$ 920	$ 987	$ 3,021	$ 2,929

For the three months ended September 30, 2015, mineral property expenses decreased by $66,247 as compared with the corresponding period in 2014.  The significant variances for the three months ended September 30, 2015 as compared with the corresponding period in 2014 are as follows:

•

Exploration and evaluation costs increased $192,952 from the prior period which was primarily the result of the Company’s acquisition of data pertaining to the Butler Ranch project on July 7, 2015 for $150,000.

•

Restoration and recovery expenses decreased $117,367 from the prior period, which was the result of the Company’s completion of plugging and abandonment activities at its Rosita project which began in the second quarter of 2014.

•

Land maintenance and holding costs decreased $191,412 from the prior period, which was mostly the result of a decrease due to timing of land payments of $263,151, which was offset by a lease bonus of $100,000 at the Rosita project.  Other variances include a decrease for expenses incurred during 2014 related to Technical Reports of $48,077, a decrease for land holding costs associated with projects that the Company no longer holds of $36,796 and an increase in land holding costs associated with the South Texas properties acquired in the fourth quarter 2014 of $58,613.

For the nine months ended September 30, 2015, mineral property expenses increased by $92,093 as compared with the corresponding period in 2014.  The significant variances for the nine months ended September 30, 2015 as compared with the corresponding period in 2014 are as follows:

•

Exploration and evaluation costs increased $598,735 from the prior period as the Company undertook an exploration drilling program at its Alta Mesa Este and Butler Ranch projects that was completed during the second quarter 2015.  Also contributing to the increase was the Company’s acquisition of data pertaining to the Butler Ranch project on July 7, 2015 for $150,000.

•

Restoration and recovery expenses decreased $429,227 from the prior period, which was the result of the completion of a settling pond clean-out project at the Kingsville Dome project and the completion of groundwater restoration activities at the Vasquez and Kingsville Dome projects in early 2014.  The Company entered into a required stabilization period at both the Kingsville Dome and Vasquez projects upon completion of these restoration and recovery activities.  The Company also completed plugging and abandonment activities at the Rosita project during the third quarter of 2015.

•

Land maintenance and holding costs decreased $119,869 from the prior period, which was the result of an increase in costs associated with a lease bonus paid to a leaseholder at our Rosita project of $100,000 and an increase in land holding costs associated with certain of our South Texas properties acquired in the fourth quarter 2014 of $202,846.  These increases were offset by decreases due to timing of payments made of $249,500, expenses incurred during 2014 related to Technical Reports of $108,790 and land holding costs associated with projects that the Company no longer holds of $54,950.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2015 and 2014 are summarized below:

	For the three months ending September 30,		For the nine months ending September 30,
	2015	2014	2015	2014
	(in thousands)

Stock compensation expense	$ 168	$ 274	$ 794	$ 737
Salaries and payroll burden	558	593	1,699	2,042
Legal, accounting, public company expenses	1,530	708	3,126	2,587
Insurance and bank fees	142	164	436	508
Consulting and professional services	241	227	729	434
Office expenses	150	169	425	472
Other expenses	62	67	143	222
Total	$ 2,851	$ 2,202	$ 7,352	$ 7,002

For the three months ended September 30, 2015, general and administrative charges increased by $648,689 as compared with the corresponding period in 2014.  The significant variances were:

•

Stock-compensation expense decreased $105,894 from the prior period, which was the result of a decrease in the amortization of expense associated with outstanding and unvested awards.  There were fewer unvested awards outstanding as of September 30, 2015 as compared with the prior period.

•

Legal, accounting and public company expense increased $822,258 from the prior period, which was the result of additional legal, accounting and other costs incurred in connection with the Company’s Merger.

•

The remaining decrease of $67,675 from the prior period is attributable to the Company’s ongoing efforts to reduce costs.

For the nine months ended September 30, 2015, general and administrative charges increased by $350,586 as compared with the corresponding period in 2014.  The significant variances were:

•

Legal, accounting and public company expenses increased $538,869 from the prior period, which was the result of additional legal, accounting and other costs incurred in connection with the Company’s Merger.

•

Consulting and professional services expense increased by $295,281 from the prior period, which was the result of the Company’s use of outside consultants in connection with the Merger.

•

The remaining decrease of $483,564 from the prior period is attributable to the Company’s ongoing efforts to reduce costs.

Other Income and Expenses

Gain on Disposal of Uranium Properties

On June 26, 2015, the Company and certain of its subsidiaries entered into a PEA with Energy Fuels, pursuant to which at closing on July 31, 2015 subsidiaries of the Company transferred ownership of the Company’s Roca Honda project, including mineral fee lands and unpatented lode mining claims to Energy Fuels.  In exchange, Energy Fuels delivered to the Company (i) $2,500,000 in cash, (ii) 76,455 shares of Energy Fuels common stock with a fair value upon closing of $292,823, such shares being subject to a four-month hold period from the date of closing,  (iii) Energy Fuels’ 4% gross royalty covering 5,640 acres on seven mineral leases in the state of Wyoming at the Kendrick and Barber areas of the Lance uranium in-situ recovery project, which is currently under construction by Peninsula Energy Limited, and (iv) unpatented lode mining claims covering 640 acres located near Churchrock, New Mexico, which are contiguous with the Company’s Churchrock project.

The Company also retained a 4% royalty on Section 17 of the Roca Honda project.  The royalty can be repurchased by Energy Fuels upon payment to the Company of $5,000,000 cash at any time at Energy Fuel’s sole discretion prior to the date on which the first royalty payment becomes due.

The divestiture of the Roca Honda project was accounted for as an asset disposal and the non-cash considerations received from Energy Fuels was recorded at fair value.  The fair value of the shares of Energy Fuels common stock received was determined using the closing share price of Energy Fuels stock on July 31, 2015.  The fair value of the unpatented lode mining claims and mineral leases was determined based upon the per pound value of similar transactions involving unproved uranium assets within the last three years.  The Company determined that the Lance Royalty had de minimus value and therefore determined the fair value to be nil.  The following fair value amounts were recorded with the full amount attributable as a gain within the Company’s Statement of Operations as the Roca Honda project had previously been fully written down:

(in thousands)	Fair Value
Cash	$ 2,500
Energy Fuels Inc. common stock	293
Churchrock properties	2,123
Lance Royalty	-
Total	$ 4,916

Interest Expense

Interest expense of $644,161 for the three months ended September 30, 2015 consisted of interest of $161,414 payable to RCF, amortization of the debt discount of $454,978 and amortization of the establishment fee of $25,000.  Interest expense of $679,168 for the three months ended September 30, 2014 consisted of interest of $190,714 payable to RCF, amortization of the debt discount of $459,978, amortization of the establishment fee of $25,000 and other interest payments related to capital leases of $3,476.

Interest expense of $1,973,740 for the nine months ended September 30, 2015 consisted of interest of $541,530 payable to RCF, amortization of the debt discount of $1,353,539 and amortization of the establishment fee of $75,000.  Interest expense of $1,717,234 for the nine months ended September 30, 2014 consisted of interest of $521,442 payable to RCF, amortization of the debt discount of $1,107,607, amortization of the establishment fee of $75,000  and other interest payments related to capital leases of $13,185.

The decrease in interest expense of $35,007 for the three months ended September 30, 2015 as compared with the same period in 2014 was the result of a decrease in the fair value of the shares issued to settle the interest payment.  The increase in interest expense of $256,506 for the nine months ended September 30, 2015 as compared with the same period in 2014 is the result of more debt outstanding under the RCF Loan with RCF during the 2015 period as the Company received the final $3,000,000 tranche in April 2014 bringing the outstanding balance to $8,000,000 and therefore had only $5,000,000 outstanding during the first quarter of 2014.

Financial Position

Operating Activities

Net cash used in operating activities was $8,481,074 for the nine months ended September 30, 2015, as compared with $9,647,337 for the same period in 2014. The decrease of $1,166,263 in cash used is primarily from (a) an increase in cash provided by working capital activities of $1,946,511 which is mostly the result of an increase in accounts payable and accrued liabilities of $1,815,643 from the prior period in 2014 due to the Company’s increased costs associated with the Merger; and (b) a decrease in cash spent of $291,712 for general and administrative expenses, which reflects the Company’s ongoing efforts to reduce its cash burn rate.

Investing Activities

Net cash used in investing activities was $1,223,180 for the nine months ended September 30, 2015, as compared with $6,834 for the same period in 2014.  The increase of $1,216,346 in cash used is primarily the result of two separate drawdowns requested by Anatolia on the Anatolia Loan during June 2015 and September 2015 in order to provide Anatolia with working capital to ensure it progresses its Temrezli Project towards development in advance of the closing of the Merger, in addition to covering costs associated with the Merger.

Financing Activities

Net cash provided by financing activities was $5,523,317 for the nine months ended September 30, 2015.  For the nine months ended September 30, 2015 net cash proceeds of $5,377,350 were received upon the March 6, 2015 completion of a registered direct offering and $276,270 in net proceeds were received from the sale of common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for income tax withholdings on net share settlements of equity awards of $126,210.

Net cash provided by financing activities was $16,424,183 for the nine-month period ended September 30, 2014.  For the nine-month period ended September 30, 2014 cash proceeds in aggregate of $5,000,000 were received from two separate advances made under the RCF Loan.  An advance of $2,000,000 was received in January 2014 and an advance of $3,000,000 was received during April 2014.  Also during the nine-month period ended September 30, 2014, the Company received net proceeds of $9,307,245 from a registered direct offering the Company completed in February 2014 and $2,227,370 in net proceeds from common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for income tax withholdings on net share settlements of equity awards of $87,220 as well as $8,547 made on existing capital lease obligations.

Liquidity and Capital Resources

At September 30, 2015, our working capital was $2,293,625, as compared with $3,761,930 as of December 31, 2014, which represents a decrease of $1,468,305. This decrease in working capital is primarily due to a decrease in the cash balance of $1,734,452 to $3,835,923 as of September 30, 2015.  The Company expects that its existing cash balances will provide it the necessary liquidity to fund its current operations through the end of 2015.  Included in the analysis of the Company’s ability to maintain sufficient liquidity through year end is the remaining anticipated costs associated with the Merger with Anatolia.  Following completion of the Merger, the Company will need to raise additional funding in the fourth quarter.  The Company also continues to look for ways to reduce its monthly cash expenditures at its current operations and to explore opportunities to raise additional funds or further monetize its non-core assets.

The Company ceased uranium production activities in 2009 due to sustained low uranium prices and does not anticipate receiving significant sales revenue and related cash inflows for 2015. Since ceasing production, the Company has primarily financed its operations through equity and debt financings. The Company has been successful at raising capital in the past, most recently with the completion of a registered direct offering on March 6, 2015 for net proceeds of $5,377,350.  In addition, the Company was able to successfully raise capital in 2013 and 2014 through debt and equity fundraising efforts.  Specifically, the completion of a registered direct offering in February 2014 for net proceeds of $9,307,245 as well as procuring a convertible secured debt facility in November 2013 that provided the Company with $8,000,000 in cash, which debt matures in December 2016.  The Company also has an existing ATM Sales Agreement that allows the Company to sell from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering amount up to $15,000,000 of which the Company has approximately $6,000,000 available for future sales as of November 9, 2015.  The Company may also explore further opportunities to monetize its non-core assets.  While the Company has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs, including upon the maturity of our outstanding debt, or on terms acceptable to us.  In the event funds are not available, we may be required to change our planned business strategies.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Annual Report on Form 10-K for the period ended December 31, 2014.

Subsequent Events

Anatolia Loan

On October 23, 2015 the Company transferred AUD292,000 ($214,330) to Anatolia in accordance with the Anatolia Loan.  This represents the final tranche available under the Anatolia Loan.

Anatolia Securityholder Approval, Subsequent Court Approval and Completion of the Merger

On October 9, 2015 the Anatolia securityholders approved the Merger and on October 23, 2015, the Federal Court of Australia granted orders approving the Australian schemes of arrangement.

Following customary Australian regulatory approvals, the Company closed the Merger on November 9, 2015, pursuant to which the Company acquired all of the issued and outstanding securities of Anatolia by way of the Merger, with Anatolia surviving as a wholly owned subsidiary of the Company. In connection with the Merger, each share of Anatolia common stock issued and outstanding as of 7:00 p.m. on October 30, 2015, Australian Western Daylight Time, (the “Record Date”) was converted to 0.06579 shares of common stock, par value $0.001 per share, of the Company. The Company issued 20,516,696 total shares of the Company’s common stock upon closing. Pursuant to the terms of the Merger, Anatolia’s listed and unlisted options outstanding as of the Record Date were assumed by the Company and converted into options to purchase shares of the Company’s common stock on substantially the same terms and conditions as were applicable to such Anatolia listed and unlisted options, with appropriate adjustments based upon the fair value of the listed and unlisted options as determined using the Black-Scholes method. As a result of the closing of the Merger, the Company owns 100% of the outstanding securities of Anatolia.

The Company will account for the transaction as a business combination using the acquisition method of accounting. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, the initial purchase accounting has not been completed. As such, it is not practicable for the Company to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed, and (ii) pro forma revenues and earnings of the combined company for the quarter ended September 30, 2015. The Company will provide this information in its Annual Report on Form 10-K for the year ended December 31, 2015. There are $1,014,555 and $1,889,976 in acquisition-related costs included in general and administrative expenses for the three- and nine-month periods ending September 30, 2015, respectively.  In addition, upon completion of the Merger, the Anatolia Loan became an amount outstanding between the Company and its wholly-owned subsidiary and was eliminated as an intercompany transaction upon consolidation.

Binding Letter of Intent to Sell the Churchrock and Crownpoint Properties

On November 9, 2015, the Company entered into a Letter of Intent (“LOI”) with Laramide Resources for the sale of the Churchrock and Crownpoint properties in New Mexico.  Under the terms of the LOI, the Company and certain of its subsidiaries have agreed, subject to the execution of definitive documentation, to transfer ownership of the Company’s Churchrock and Crownpoint properties, including the Churchrock properties recently received from EFI, to Laramide Resources or its subsidiaries.  In exchange, the Company will receive the following from Laramide Resources at closing:

•

Cash in the amount of $5,250,000 ;

•

A note receivable in the amount of $7,250,000 payable in three equal installments over the next three years; and

•

Laramide Resources will assume any liabilities related to reclamation and remediation on the subject lands.

Definitive documentation on the terms above is expected to be executed in the fourth quarter of 2015 with closing of the transaction expected to occur during the first half of 2016, subject to customary conditions, including applicable regulatory approvals.

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

•

satisfaction of the conditions to the closing of the Merger;

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Controls

During the three months ended September 30, 2015, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from those legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.  RISK FACTORS.

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

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

URANIUM RESOURCES, INC.

Dated: November 10, 2015	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2015	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS:	XBRL Instance Document

101.SCH:	XBRL Taxonomy Extension Schema Document

101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB:	XBRL Taxonomy Extension Label Linkbase Document

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document