Form 10-K/A
period 2014-12-31
URANIUM RESOURCES INC /DE/
filed 2015-12-07
CIK 839470

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2014, was approximately $45,800,000. Number of shares of Common Stock, $0.001 par value, outstanding as of December 2, 2015 was 51,724,833 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the Securities and Exchange Commission on March 19, 2015 (the “Original 10-K”), and which we previously amended on April 30, 2015 (“Amendment No. 1”). This Amendment No. 2 is being filed for the sole purpose of correcting Exhibit 23.1 to the Original 10-K, which sets forth the consent of our outside auditors to the incorporation by reference into certain of our registration statements of their report dated March 19, 2015 relating to their audit of our consolidated financial statements which appeared in the Original 10-K. The form of Exhibit 23.1 filed with the Original 10-K omitted the date of the report of the outside auditors, which date was included in the original consent received from the outside auditors. Exhibit 23.1 has been corrected to include the date of the report as received from our outside auditors.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. This Amendment No. 2 also amends Item 15 to include the additional certifications and updates references to documents incorporated by reference and the number of shares outstanding on the cover page.

Except as described above, no other amendments are being made to our Annual Report on Form 10-K filed on March 19, 2015 by this Amendment No. 2. This Amendment No. 2 does not reflect events occurring after the date of the filing of the Original 10-K, nor does it amend, modify or otherwise update any other information in the Original 10-K or Amendment No. 1 thereto. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K, Amendment No. 1 thereto, and with our other filings with the SEC subsequent to the filing of the Original 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.13†	Amendment No. 2 to Loan Agreement, dated November 5, 2014, among the Company, those subsidiaries of the Company from time to time party hereto, and Resource Capital Fund V L.P.

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

21.1†	Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

32.2†

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

101†

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

**

Filed herewith.

†

Indicates documents previously filed or furnished with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the SEC on March 19, 2015, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2015

URANIUM RESOURCES, INC.

By:	/s/ Christopher M. Jones Christopher M. Jones, President and Chief Executive Officer