Form 10-K
period 2015-12-31
URANIUM RESOURCES INC /DE/
filed 2016-03-18
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2015, was approximately $21,000,000. Number of shares of Common Stock, $0.001 par value, outstanding as of March 18, 2016 was 5,159,717 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS

6

PART I

9

ITEM 1.    DESCRIPTION OF BUSINESS.

9

THE COMPANY

9

OUR STRATEGY

9

RECENT CORPORATE DEVELOPMENTS

9

OVERVIEW OF THE URANIUM INDUSTRY

11

COMPETITION

11

OVERVIEW OF URI PROJECTS

12

THE ISR PROCESS

13

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

13

AVAILABLE INFORMATION

18

ITEM 1A. RISK FACTORS

18

ITEM 1B. UNRESOLVED STAFF COMMENTS

28

ITEM 2.    PROPERTIES

29

PROCESSING FACILITIES

29

REPUBLIC OF TURKEY EXPLORATION AND DEVELOPMENT PROJECTS

31

SOUTH TEXAS PROPERTIES AND EXPLORATION PROJECTS

35

NEW MEXICO PROJECTS

45

OTHER

54

WORK COMPLETED ON PROPERTIES IN 2015

55

INFRASTRUCTURE

55

INSURANCE

55

RECLAIMED PROPERTIES

56

ITEM 3.   LEGAL PROCEEDINGS

56

NAVAJO NATION CIVIL TRESPASS VIOLATION AND TEMPORARY ACCESS AGREEMENT

56

DISPUTE OVER KLEBERG SETTLEMENT AGREEMENT

56

NAVAJO EPA LETTER AND UNC/GE DEMAND FOR INDEMNITY

57

LITIGATION BY FORMER CONTRACTOR

57

TCEQ ADJUDICATORY PROCEEDING FOR THE KINGSVILLE FACILITY

58

OTHER

58

ITEM 4.  MINE SAFETY DISCLOSURES

58

PART II

58

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

58

STOCK PRICE INFORMATION

58

DIVIDENDS

59

ITEM 6.   SELECTED FINANCIAL DATA

59

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

60

INTRODUCTION

60

RECENT DEVELOPMENTS

60

RESULTS OF OPERATIONS

61

FINANCIAL POSITION

64

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

66

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

67

CONSOLIDATED BALANCE SHEETS

68

CONSOLIDATED STATEMENTS OF OPERATIONS

69

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

70

CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH

FLOW INFORMATION

71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

72

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

93

ITEM 9A. CONTROLS AND PROCEDURES

93

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

93

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

93

ITEM 9B. OTHER INFORMATION

94

PART III

94

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

94

DIRECTORS OF THE COMPANY

94

EXECUTIVE OFFICERS OF THE COMPANY

97

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

97

CODES OF ETHICS

97

IDENTIFICATION OF AUDIT COMMITTEE AND FINANCIAL EXPERT

98

ITEM 11.  EXECUTIVE COMPENSATION.

98

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

98

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

101

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

103

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

105

PART IV

106

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

106

SIGNATURES

108

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding for the Company through the first quarter of 2016, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the Company’s anticipated cash burn rate and capital requirements, and the outcome of developments with the Navajo Nation Council. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•

the availability of capital to URI;

•

the spot price and long-term contract price of uranium;

•

risks associated with our foreign operations;

•

the ability of URI to enter into and successfully close acquisitions or other material transactions, including without limitation the anticipated transaction with Laramide Resources;

•

government regulation of the mining industry and the nuclear power industry in the United States and the Republic of Turkey;

•

legislation and other actions by the Navajo Nation;

•

operating conditions at our mining projects;

•

the world-wide supply and demand of uranium;

•

weather conditions;

•

unanticipated geological, processing, regulatory and legal or other problems we may encounter;

•

currently pending or new litigation; and

•

timely receipt of mining and other permits from regulatory agencies

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

Uranium Resources, Inc. is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium projects in South Texas using the ISR process. Following our acquisition of Anatolia Energy Limited (“Anatolia Energy”), we are focused on advancing to near-term production the Temrezli ISR project in Turkey. URI also controls extensive exploration properties under nine exploration and operating licenses covering approximately 32,000 acres with numerous exploration targets, including the potential satellite Sefaatli project, which is 30 miles southwest of the Temrezli project. We have historically produced uranium by ISR methods in the state of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 190,000 acres of mineral holdings in the prolific Grants Mineral Belt of the State of New Mexico, a portion of which we have entered into a binding letter of intent to sell, and 14,000 acres in the South Texas uranium province. URI acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. None of URI’s properties are currently in production.  As of March 18, 2016 we had 40 employees.

OUR STRATEGY

Our vision is to become a leading uranium developer and producer. Our strategy is to build value for stockholders by advancing our projects towards production when uranium markets improve, while prudently managing our cash and liquidity position for financial flexibility. In Turkey, our focus is on advancing to near-term production the Temrezli project with construction for the project anticipated to begin in 2017, subject to the receipt of permits, land access and project financing.  In Texas, our focus is to add quality mineral resources for our licensed Kingsville Dome ISR processing facility by means of advancing our projects in South Texas with drilling, value accretive acquisitions, operating/processing agreements and/or the evaluation of exploration prospects. In New Mexico, we continue to assess the potential for the development of our larger scale projects on a standalone basis or with partners. At any time we may have acquisition or partnering opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

We expect to complete an updated pre-feasibility study on the Temrezli project in the fourth quarter of 2016.  This will enable us to finalize and submit permit applications at that time.  Because much of the permitting process runs in parallel with our technical work, we can expect permit approvals mid-year 2017.

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

RECENT CORPORATE DEVELOPMENTS

Reverse Stock Split

On March 7, 2016, following the close of trading, URI affected a one-for-twelve reverse split of its common shares.  The consolidated common shares began trading on a split-adjusted basis as of March 8, 2016.  On February 11, 2016, at a special meeting of stockholders, URI received approval for a charter amendment permitting URI to affect a reverse split.  The primary purpose of the reverse split was to bring URI into compliance with the Nasdaq’s $1.00 minimum bid price requirement to maintain URI’s stock listing on Nasdaq.

The reverse split reduced the number of URI’s outstanding common stock from 61,820,734 shares to 5,151,692 shares of common stock.  In addition, effective upon the reverse stock split, the number of authorized shares of URI’s common stock was reduced from 200 million to 100 million.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would have resulted will be settled in cash.

All share data herein has been retroactively adjusted for the reverse stock split.

Option Agreement with Aspire Capital

On February 3, 2016, URI and Aspire Capital entered into an option agreement by which Aspire Capital granted to URI the right at any time or times prior to April 30, 2017 to require Aspire Capital to enter into up to two common stock purchase agreements, each having a term of up to 24 months and collectively requiring Aspire Capital to purchase up to $10 million in the aggregate of URI’s common stock (or such lesser amount as URI may determine) on an ongoing basis when required by URI. As consideration for Aspire Capital entering into the option agreement, URI issued 75,000 shares of its common stock to Aspire Capital.

Registered Direct Offerings

On February 4, 2016, URI completed a registered direct offering for gross proceeds of $838,000.  Net proceeds to URI, after deducting offering expenses, were approximately $0.8 million.  URI sold 296,667 shares of common stock at a price of $2.82 per share.

On December 18, 2015, URI completed a registered direct offering for gross proceeds of $1.0 million.  Net proceeds to URI, after deducting agent fees and offering expenses, were $0.7 million.  URI sold 208,333 shares of common stock at a price of $4.80 per share.

On March 6, 2015, URI completed a registered direct offering for gross proceeds of $6.0 million.  Net proceeds to URI, after deducting agent’s fees and offering expenses, were $5.4 million.  URI sold 333,333 units at a price of $18.00 per unit, with each unit comprised of one share of URI’s common stock and a warrant to purchase 0.55 shares of common stock at an exercise price of $24.00 per whole share.  The warrants are exercisable for a period of five years beginning on the six-month anniversary of original issuance and ending on a date that five years after the first date of exercisability.

Acquisition of Anatolia Energy Limited

On November 9, 2015, URI completed the acquisition of Anatolia Energy, an Australian public company, pursuant to the scheme implementation agreement between the parties dated June 3, 2015 (the “Anatolia Transaction”). Upon the closing of the Anatolia Transaction, URI issued approximately 1.7 million URI shares, 0.6 million replacement options and replacement performance shares to holders of Anatolia Energy’s securities, and Anatolia Energy became a wholly-owned subsidiary of URI. Immediately after the closing of the Anatolia Transaction, the former Anatolia Energy shareholders held approximately 40% of the outstanding common stock of the combined company (or approximately 43% on a fully diluted basis), and the shares of common stock held by continuing URI shareholders represented approximately 60% of the outstanding common stock of the combined company.

Enhanced Path to Production

We strengthened our path to production with completion of the Anatolia Transaction. We acquired the near-term Temrezli ISR project, including extensive exploration properties under nine exploration and operating licenses covering approximately 44,700 acres with numerous exploration targets, including the potential satellite Sefaatli project, which is 25 miles southwest of the Temrezli project.

Laramide Asset Sale

On November 9, 2015, URI entered into a letter of intent (“LOI”) with Laramide Resources for the sale of URI’s Churchrock and Crownpoint properties in New Mexico. Under the terms of the LOI, URI and certain of its subsidiaries have agreed, subject to the execution of definitive documentation, to transfer ownership of the Churchrock and Crownpoint properties to Laramide Resources or its subsidiaries. In exchange, URI will receive from Laramide Resources at closing, cash in the amount of $5.25 million and a note receivable in the amount of $7.25 million payable in three equal installments over the next three years. Laramide Resources will also assume any liabilities related to reclamation and remediation on the subject lands. Closing of the transaction is expected to occur during the first half of 2016, subject to financing and other customary conditions, including applicable regulatory approvals.

Energy Fuels Asset Sale

On June 28, 2015, we completed the sale of our remaining Roca Honda project assets to Energy Fuels Inc. for $2.5 million in cash, $375,000 in Energy Fuels Inc.’s NYSE MKT-listed shares (amounting to 76,455 UUUU shares) plus other non-cash consideration.  The transaction with Energy Fuels Inc. closed on July 31, 2015.

Reclamation progress at the Rosita project.

We completed the plugging and abandonment phase of reclamation at our Rosita project during 2015.  We are currently performing surface reclamation activities at the Rosita project and are approximately 45% complete in Production Area 1 and 55% complete in Production Area 2.

Exploration Drilling and Data Purchase

On March 23, 2015, we reported that all five drill holes from a completed preliminary drill program at the Butler Ranch project in South Texas encountered multiple zones of anomalous to low-grade levels of uranium mineralization.  In July 2015, we acquired an extensive data set containing historical mineral resource estimates as well as over 2,000 drill logs, geologic and other data for the Butler Ranch project.

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association ("WNA"), as of January 2016, there were 396 nuclear reactors operable worldwide, excluding the 43 idled reactors in Japan, with annual requirements of about 147.5 million pounds of uranium. In addition, the WNA lists 66 reactors under construction, 158 being planned and 330 being proposed.

Worldwide uranium production or primary supply in 2016 is estimated by UxC Consulting in its Q4 2015 report at 163 million pounds. This is compared with 151 million pounds of primary supply in 2015. Using estimates from WNA, estimated global uranium demand was 148 million pounds in 2015.

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

In 2015, the average weekly spot price of uranium was $36.83 per pound compared with $35.50 in 2014 and $39.00 per pound in 2013. In 2015, the weekly spot price of uranium reached a high of $39.50 per pound in March while the low for the year was $33.75 per pound in December. The year end 2015 spot price was $34.25 per pound. As of March 14, 2016, the weekly spot price was $28.75 per pound and the long-term contract price was $44.00 per pound.

Many analysts are calling for improved uranium prices over the mid-term from a supply deficit as uranium market fundamentals for supply and demand improve.  Secondary supply inventories are being drawn down. Demand for uranium is expected to improve over the mid-term from an increase of nuclear power generation in China, and to a lesser extent, India, Russia and other countries. Potential catalysts supportive of uranium prices in the near term include utility long-term contracting and gradual restarting of Japan's idled 43 reactors.

COMPETITION

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

OVERVIEW OF URI PROJECTS

Turkey

Following the closing of the Anatolia Transaction, URI is focused on advancing to near-term production the Temrezli ISR project in Central Turkey. In Turkey, URI controls extensive exploration properties under seven exploration and operating licenses covering approximately 32,000 acres with numerous exploration targets, including the potential satellite Sefaatli Project, which is 30 miles southwest of the Temrezli project. The project area enjoys year-round accessibility via sealed roads and a number of unsealed local tracks. Sparsely populated, but with access to major infrastructure such as water and power, the area is gently undulating. The majority of the project area is owned by local families who work the land for grain production.

Temrezli Project.

The Temrezli project is wholly owned and operated by URI. Uranium was first discovered by Turkey’s Uranium Division of the Department of Energy, Raw Material and Exploration (“MTA”) in the early 1980s. MTA continued to explore the region for the next 10 years. Following a change to the Turkish Mining Law in 2004 the private sector has been able to explore for radioactive substances. Anatolia Energy, through its subsidiary Adur Madencilik Ltd STI, commenced exploration at the Temrezli project in 2010 and confirmed the MTA’s findings. The uranium mineralization is considered to be epigenetic and related to strata controlled redox boundaries influenced by permeability changes and/or stratabound reductants such as organic material or iron sulfides.

Anatolia Energy released a preliminary feasibility study in February 2015 indicating cash operating costs of $16.89 per pound U3O8 and all-in operating costs of approximately $30.17 per pound U3O8. URI has retained Roscoe Postle Associates, Inc. to update the February 2015 preliminary feasibility study, something that URI currently anticipates to have ready by the end of 2016. Included in the update to the preliminary feasibility study will be the consideration of the capital cost savings and other synergies expected to be realized through the Anatolia Transaction.

Sefaatli Project.

The Sefaatli project area contains the district’s most significant uranium occurrences outside of our Temrezli project area. The Sefaatli project is located approximately 30 miles southwest of the Temrezli project. The Sefaatli project has been strengthened by the granting of two new exploration licenses, which expire in May 2018.

Texas

In Texas, URI has the Kingsville Dome licensed processing facility and approximately 14,000 acres of prospective ISR projects. URI plans on relocating key components of the Rosita processing facility from Texas to Turkey for use at the Temrezli project. The wellfields at Kingsville Dome and Rosita have reserves of over 600,000 pounds of in-place uranium within 400,000 tons at an average grade of approximately 0.08%. These wellfields and the Kingsville Dome facility are on standby for a restart of production when there is a sustained improvement in the uranium market.

Key operational elements of URI’s plan for its Texas properties include (1) positioning URI to return to sustainable production by continuing to evaluate potential brownfield and greenfield exploration opportunities and evaluating synergistic opportunities from existing resources held by other entities; and (2) continuing to maintain reclamation activities in South Texas in accordance with URI’s existing agreements and regulatory requirements.

New Mexico

In New Mexico, URI controls minerals rights encompassing approximately 190,000 acres, a portion of which we have entered into a binding letter of intent to sell. URI holds substantial non-reserve mineralized material of over 40 million tons at an average grade of 0.15% at its properties in the prolific Grants Mineral Belt in New Mexico, which holds one of the largest known concentrations of sandstone-hosted uranium deposits in the world.

THE ISR PROCESS

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

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

United States

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

In Texas, the Texas Commission on Environmental Quality (TCEQ) regulates uranium mining and issues the necessary license and permits.  URI holds a radioactive material license which covers Kingsville Dome, Rosita and Vasquez sites.  Each site has a class III injection permit also issued by the TCEQ.  Rosita and Vasquez permits have both been renewed in 2014, and the Kingsville permit is in the renewal process.  Within each area’s permit, the TCEQ also issues production area authorizations (PAAs).  Kingsville holds three PAAs, Rosita holds four, and Vasquez holds two PAAs.  Each site also has class I non-hazardous injection permits for operation of waste disposal wells on site, which are regulated by the TCEQ as well.  All permits for the disposal wells are active.  In addition to the required state permits, the United States

Environmental Protection Agency (USEPA) regulates the underground aquifers and requires areas with uranium mineralization to have that portion of the aquifer exempted before state mining permits are issued.   The aquifer exemptions for all three Texas sites have been issued.

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

We estimate that our restoration and reclamation liabilities for prior operations at Kingsville Dome, Vasquez, Rosita and the Crownpoint Project at December 31, 2015, are about $6.4 million, with a carrying value of $4.5 million recorded as a liability on our balance sheet as of December 31, 2015.

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

Republic of Turkey

Mining Law

The mining industry in Turkey is regulated by the Turkish Mining Law (Law No 3213), which was amended recently in February 2015 (“Amended Mining Law”) and regulations issued thereunder. Mining rights and minerals are exclusively owned by the state. The ownership of minerals in Turkey is not subject to the ownership of the relevant land. The governmental body with responsibility for implementing the Mining Law and issuing the license and permits is the General Directorate of Mining Affairs (“Migem”) under the Ministry of Energy and Natural Resources. The Amended Mining Law distinguishes five groups of minerals. Pursuant to this classification the royalty amount to be paid to the state differs. Uranium mining is listed under Group 4-ç. The three types of licenses granted for prospecting and operating mines under the laws of Turkey are an exploration license, an operation license and an operation permit.

Turkish Atomic Energy Authority (“TAEK”)

Projects that involve radioactive materials are regulated and controlled by TAEK.  TAEK was established by Law No. 2690 to exercise the functions assigned to it by this law.  ISR mining of uranium is included in these functions by Article 4(b). For projects to be considered as a nuclear facility and for operation, several licenses are required from TAEK.  The licensing process moves parallel to the Environmental Impact Assessment (“EIA”) procedure. TAEK must accept a licensee as project owner in accordance with the law.  Once accepted as owner, a licensee must obtain a site license, a construction license and an operation license to operate.

Institutional Framework for Environmental Management

The lead government agency with responsibility for environmental protection in Turkey is the Ministry of Environment and Urban Planning (“MEUP”).  MEUP has a coordinating role in the development and enforcement of environmental policies in Turkey.  MEUP is also responsible for EIA approvals for projects.

Permits Required Prior to Construction

These permits include the Environmental Impact Assessment (MEUP), the certification as project owner of a nuclear facility (TAEK), a mine operating permit (Migem), a site license (TAEK), a construction license (TAEK), land access agreements or an expropriation decision and infrastructural permits to construct power, access road, water supply well, etc.

Environmental Impact Assessment (“EIA”) Permit

The Turkish EIA permitting process can be initiated with the submission of the EIA Application Document (the “AD”) to MEUP.  Once the submission is made, the AD is checked by MEUP for compliance with the mandatory AD format and the EIA regulation.  If the AD is found suitable, then it is distributed to the EIA Review and Assessment Committee (“RAC”) (made up of representatives of various governmental agencies) and the date of the official Public Meeting is determined.  Following MEUP’s check the AD becomes public.  The date and place of the hearing is then announced in at least one local and one national newspaper.  Following the public hearing, the RAC members upload their comments about the project to the electronic permitting system and the mandatory Terms of Reference (“ToR”) for the EIA report is provided by MEUP following the payment of the EIA permitting fee by the Project owner.  Once the mandatory ToR is received from MEUP, the project owner and its consultant is allowed a maximum of 18 months to complete the draft EIA report for RAC’s review.

Once a draft comprehensive EIA report is submitted to the MEUP the draft EIA report is checked by MEUP for compliance with the ToR and the EIA regulation.  The report is reproduced and distributed to the RAC, and the RAC meeting date is decided.  At this stage, the draft EIA report is open to written public comments.  Based on the RAC’s decision and consideration of the public comments, the EIA permitting process is given either a “Positive” or “Negative” decision (i.e., the impacts are found acceptable or not).  The EIA permitting process is finalized by the Minister’s signature.

Mine Operating Permit

A mine operating permit must be obtained after all the permits are received prior to construction.  Application will be made to Migem requesting the operating permit which is in line with the operating license.  Migem will issue the permit after reviewing the application document. This permit will require an affirmative EIA certificate (or a certificate stating that an EIA is not required), land ownership permits, and the workplace opening and operation licenses.  The operating permit must be obtained within three years from the effective date of the operating license.  Failure to do so may result in penalties. Operational activities must be started within one year following the operating permit date.  The royalties paid to the government will also be initiated by the operating permit.

Project Owner of a Nuclear Facility

According to TEAK, the judicial entities who intend to build and operate a nuclear installation must apply to the TAEK to be recognized as owner.  After the recognition of owner, any financial or administrative change in owner’s structure must be notified to TEAK in 30 days

Site License

Once recognized as an owner, a licensee will prepare the Site Report in order to get the Site License from TAEK.  Site Report is prepared in parallel to the EIA Report.  However, the review and approval of the report will be done once the affirmative EIA decision is obtained from MEUP.

The Site Report is submitted to TAEK and the decision is released to the applicant by TAEK. An affirmative notification is deemed a site license. The conditions of the license are given to the applicant as an appendix to the license. Following the receipt of the site license, Licensee could proceed with the work related to site preparation, potable water supply and electricity supply, access road, and office building construction etc.

Construction License

The initial application will be submitted to TAEK with the Preliminary Safety Analysis Report.  Following the assessment of the Preliminary Safety Analysis Report the Nuclear Safety Department prepares a limited work permit evaluation report which also includes the view of the Committee. When it is established that the protection measures are adequate and that the facility can operate without harming the safety and the health of the public, the Commission will issue the limited work permit. The limited work permit requires that the construction starts in 12 months from the date of affirmative decision, otherwise the permit is lost. This period may be extended if valid reasons are submitted to TAEK.

The comments obtained during the evaluation of the Preliminary Safety Analysis Report will be incorporated into the Final Safety Analysis Report.  Once this report is accepted and finalized then, the affirmative notification is issued as the construction license

Land Access

The project area is located in privately owned agricultural lands.  These lands have to be either purchased or leased from the owners.  If an agreement cannot be reached, then the Licensee can initiate the expropriation process.  In addition, in order to use these lands in mining, the land use has to be changed from agriculture to mining.  This procedure requires that “Public Benefit Decision” be obtained from the Ministry of Agriculture, Food and Livestock.  As a part of the procedure, a site visit will be conducted by the local department of various ministries.

Turkish Law 3213 specifies voluntary land acquisition.  This is the preferred method of land acquisition.  If this is demonstrated that it would not work, then Licensee can proceed with the expropriation process. Affirmative EIA decision is a prerequisite to initiate the process. The governmental body in charge of expropriation process is the Ministry for Energy and Natural Resources (“ETKB”), and more specifically the General Directorate for Mining Affairs (“MIGEM”).  Application will be made to ETKB.

Infrastructural Permits

Several permits will be required from various offices.  These permits include access road permits which are obtained from the Provincial Government and the Department of Transportation, permits for the electricity transmission lines which is handled through the local electricity authority, permits for drilling and installing a water supply well which must be obtained from the State Hydraulic Works (DSI) and the domestic water treatment plant must be approved by MEUP prior to installation.

Permits Required Prior to Operation

During the construction period, the operational period permitting documentation and applications will be made.  Prior to start the operation, the permits required include the Trial Environmental Permit, a workplace operating license, a hazardous waste storage permit and the Operating License (TAEK).

Operating License from TAEK

At least six months before the start of commissioning of plant components and systems, the applicant, who was granted a construction license, must apply to the Authority for a commissioning permit. Following the evaluation of documents, TAEK may grant the commissioning permit.

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

There is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming URI will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We have incurred significant losses since ceasing production in 2009 and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of December 31, 2015, we had a working capital deficit of approximately $8.9 million, cash of approximately $0.9 million and an accumulated deficit of approximately $217.3 million. As a result, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our auditor’s report for year ended December 31, 2015 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our debt and equity securities. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

Defaults under our secured loan agreement with RCF may result in RCF talking possession and disposing of any collateral, and restrictions under the secured loan agreement may prevent us from taking actions that we believe would be in the best interest of our business.

Our $8.0 million loan agreement with RCF matures on December 31, 2016, and we may not be able to repay that indebtedness or to refinance it. Our obligations under the loan agreement are secured by pledges of the equity interests of our subsidiaries and a lien on substantially all of our assets, and if we default on our obligations under the loan agreement, among other remedies, RCF could take possession and dispose of any collateral under the loan agreement and related documents, which would have a material adverse effect on our business, operations, financial condition, and liquidity. Even if we are able to obtain new financing upon a default under the loan agreement, it may not be on commercially reasonable terms or on terms that are acceptable to us.

In addition, the loan agreement contains certain restrictions on our activities, including covenants that may restrict us from, among other things:

•

incurring additional indebtedness;

•

paying dividends on, redeeming or repurchasing our capital stock;

•

making investments or acquisitions;

•

creating liens;

•

selling assets;

•

guaranteeing indebtedness; and

•

consolidating, merging or transferring all or substantially all of our assets.

These restrictions may prevent us from taking actions that we believe would be in the best interest of our business. If we violate any of these covenants and are unable to obtain waivers, we would be in default under our loan agreement with RCF and payment of the indebtedness could be accelerated. If our indebtedness is accelerated, we may not be able to repay that indebtedness or to refinance it. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

URI is not producing uranium at this time. As a result, we currently have no sources of operating cash. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than uranium production and/or access additional sources of private or public capital, we may not be able to remain in business.

As a result of low uranium prices, we ceased production of uranium in 2009. While we have approximately 664,000 pounds of reserves at our South Texas properties, we are not planning to commence production at any of our South Texas properties until we are able to acquire additional reserves or mineralized material and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year. Our ability to begin plant construction and wellfield development in Turkey and New Mexico is subject to availability of financing and activation of our permits and licenses. In addition, in the event the sale to Laramide Resources is not completed, we expect that we will need to secure significant capital for the development of our Churchrock project in advance of beginning development activities on the project. We do not have a committed source of financing for the development of our Temrezli or Churchrock project. There can be no assurance that we will be able to obtain financing for these projects or our other projects. Our inability to develop the Temrezli or our other properties would have a material adverse effect on our future operations.

Until we begin uranium production, we have no way to generate cash inflows unless we monetize certain of our assets or through financing activities. Our future uranium production, cash flow and income are dependent upon the results of exploration as well as our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than uranium production and/or access additional sources of private or public capital, we may not be able to remain in business and our stockholders may lose their entire investment.

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

We had approximately $0.9 million in cash at December 31, 2015 and $0.3 million at March 11, 2016. On average, URI expended approximately $1.1 million of cash per month during 2015 (excluding costs related to the Anatolia Transaction of approximately $3.0 million), which is expected to decrease to $0.9 million per month during 2016.  There can be no assurance that URI will be able to obtain additional capital after it exhausts its current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

If additional capital is not available in sufficient amounts or on a timely basis, URI will experience liquidity problems, and URI could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholders to lose their entire investment.

Our foreign operations subject us to a number of significant regulatory and legal risks that may have a material adverse impact on our prospects, projects, financial condition and results of operations.

Our acquisition of Anatolia Energy significantly increased the importance of foreign operations to our future prospects and growth, and our foreign operations expose us to a number of risks. These risks include such things as:

•

enforcement of unfamiliar or uncertain foreign real estate, mineral tenure, contract, water use, mine safety and environmental laws and policies;

•

challenges to mining, processing and related permits and licenses, or to applications for permits and licenses, by or on behalf of regulatory authorities, indigenous populations, non-governmental organizations or other third parties;

•

war, crime, terrorism, sabotage, civil unrest and uncertain political and economic environments;

•

renegotiation, nullification or forced modification of existing contracts, licenses, permits, approvals, concessions or the like;

•

corruption;

•

challenges in overseeing employees and contractors, including the risk that our employees and independent contractors may engage in unauthorized or illegal activity;

•

exchange and currency controls and fluctuations;

•

limitations on foreign exchange and repatriation of earnings;

•

restrictions on mineral production and price controls;

•

seizure of mineral production and expropriation or nationalization of property;

•

changes in legislation, including changes related to taxation, new or increased mining royalty interests, import and export regulations, foreign ownership, foreign trade and foreign investment;

•

high rates of inflation; and

•

labor practices and disputes.

In addition, we face the numerous risks as a new acquirer that our expectations may not be realized and that we may encounter unexpected problems. After the closing of the Anatolia Transaction, we have begun to review Anatolia Energy’s operations in Turkey, including compliance with local laws and applicable permitting requirements. In the event we determine material noncompliance, we could face fines or restrictions on our ability to develop our projects in Turkey, which could have a material adverse effect on our prospects, projects, financial condition and results of operations.

In addition, regulatory, permitting and business arrangements in foreign jurisdictions are subject to extensive laws and regulations intended to prevent improper payments, fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of business arrangements that are commonplace in such foreign jurisdictions, and violations of such laws and regulations could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties.

The benefits of integrating URI and Anatolia Energy may not be realized.

To be successful on a going forward basis, we will need to combine and integrate the operations of URI and Anatolia Energy into one company. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If we cannot integrate URI’s and Anatolia Energy’s businesses successfully, we may fail to realize the expected benefits of the Anatolia Transaction.

The market price of URI’s common stock may decline as a result of the Anatolia Transaction.

The market price of URI’s common stock may decline as a result of the Anatolia Transaction if the integration of Anatolia Energy’s business is unsuccessful, the perceived benefits of the Anatolia Transaction are not achieved as rapidly or to the extent anticipated by financial analysts or investors, or the effect of the Anatolia Transaction on the combined company’s financial results after the completion of the Anatolia Transaction is not consistent with the expectations of financial analysts or investors.

The Anatolia Transaction is expected to result in an ownership change for URI under Section 382 of the Code, potentially limiting the use of URI’s net operating loss carryforwards and certain other tax attributes in future years. In addition, URI’s ability to use its net operating loss carryforwards may be further limited if taxable income does not reach sufficient levels.

As of December 31, 2015, URI had approximately $219.2 million of net operating loss (“NOL”) carryforwards available to reduce U.S. federal taxable income in future years. Under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its postchange income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period.

The Anatolia Transaction is expected to result in an ownership change under Section 382 of the Code for URI, potentially limiting the use of URI’s NOL carryforwards in future taxable years for U.S. federal income tax purposes. These limitations may affect the timing of when these NOL carryforwards can be used which, in turn, may impact the timing of when cash is used to pay the taxes of URI and have a negative impact on URI’s financial position and results of operations. In addition, URI’s ability to use its NOL carryforwards will be dependent on its ability to generate taxable income. Some portion of the NOL carryforwards could expire before URI generates sufficient taxable income.

Approximately 18.0% of our common stock is beneficially owned by a significant stockholder.

As of March 18, 2016, approximately 13.9% of our common stock is owned by Resource Capital Fund V L.P. (“RCF”). In addition, under the terms of the RCF loan agreement, RCF has the right to acquire an additional 256,410 shares of our common stock upon conversion of the $8.0 million currently drawn under a loan agreement between RCF and URI, which would increase RCF’s ownership to approximately 18.0% of our common stock. In addition, under a stockholders’ agreement between RCF and URI, RCF is entitled to have two designees placed in nomination for a seat on the Board so long as any amounts remain outstanding under the loan agreement or RCF’s partially-diluted ownership exceeds 25% of our common stock, and RCF has the right to participate in future equity offerings by URI in proportion to its percentage ownership (assuming conversion of amounts drawn under the RCF loan agreement) of the outstanding shares of our common stock.

Because of RCF’s ownership of URI common stock, RCF has the ability to exercise a substantial degree of control over matters requiring stockholder approval. Those matters include the election of directors, amendments to the certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of URI or changes in management and will make the approval of certain transactions difficult without the support of RCF, including transactions in which other stockholders might otherwise receive a premium for their shares over the then-current market price. In addition, RCF could privately sell its stake in URI without other stockholders realizing any premium. RCF may also have other interests that are different from, in addition to or not always consistent with URI’s interests or with the interests of other stockholders.

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

We identified a material weakness in our internal control over financial reporting for certain financial periods in 2012 and 2013 and we may not be capable of maintaining an effective system of internal control in the future. Our ability to identify and remediate any material weaknesses in our internal controls could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations, and assets, assess and manage our operational, regulatory and financial risks, and integrate any acquired businesses. Any failures to ensure full compliance with internal control and financial reporting requirements in the future, including as a result of integrating the businesses of Anatolia Energy and URI could result in a restatement, cause us to fail to timely meet our reporting obligations, delay or prevent us from accessing the capital markets, and harm our reputation and the market price for our common stock.

The Navajo Nation’s ban on uranium mining in what it considers to be Navajo Indian Country and its opposition to the transportation of radioactive substances over and across what it views as Navajo Nation lands may have a material adverse effect on our future operations.

In April 2005, the Navajo Nation (“Nation”) Council passed the Diné Natural Resources Protection Act of 2005, 18 Navajo Nation Code §1303, which prohibits uranium mining and processing on any sites within “Navajo Indian Country” as defined by 7 Navajo Nation Code § 254(A). The ban may impede or prevent us from developing and operating our properties located in federally defined Indian Country for two reasons. First, the Nation takes a more expansive view of its own jurisdiction over “Navajo Indian Country” than does current federal law. Specifically, 7 N.N.C. § 254(A) provides that the term “Navajo Indian Country” applies to all land within the exterior boundaries of the Navajo Indian Reservation or of the Eastern Navajo Agency, Navajo Indian allotments, dependent Indian communities, and all land held in trust for, owned in fee by, or leased by the United States to the Nation. This may conflict with federal law as codified by Congress and interpreted by the federal courts. The term “Indian Country” is derived from jurisdictional determinations in criminal law enforcement proceedings under the federal Indian Country statute, 18 U.S.C. § 1151, and understood to encompass territory situated within Indian reservations, land owned by Indian Allottees, and land within a dependent Indian community. Second, while the United States Court of Appeals for the Tenth Circuit has specifically held, en banc, that our Section 8 property in Churchrock, New Mexico is not Indian Country, approximately one-third of our in-place mineralized uranium material is located elsewhere in federally defined Indian Country. Consequently, with respect to the Nation, our ability to operate will be adversely affected unless Navajo law is modified or a waiver or other exemption is provided.

In February 2012, the Navajo Nation Council passed The Radioactive and Related Substances, Equipment, Vehicles, Persons and Materials Transportation Act of 2012 which would prohibit the transport across Nation lands of any equipment, vehicles, persons or materials for the purposes of exploring for or mining, producing, processing or milling any uranium ore, yellowcake, radioactive waste or other radioactive products on or under the surface of or adjacent to Nation lands unless the transporter has first (i) obtained Nation consent and a federal grant of easement, (ii) consented to full subject matter and personal jurisdiction of the Nation, and (iii) agreed to terms and conditions regarding clean-up and remediation. The Act would also require the Navajo Nation Environmental Protection Agency (“NNEPA”) to promulgate regulations implementing notice requirements, license fees, bonding requirements, route restrictions and curfews for the transportation of radioactive substances over and across Nation lands or otherwise within Navajo Indian Country. The Act, which may conflict with federal laws and regulations governing the transport of radioactive materials, could have a material adverse effect on our future operations, including our ability to transport equipment and personnel to and from our properties and to transport resin from New Mexico to our processing facilities in Texas or the Republic of Turkey.

In April 2012, the Nation’s Division of Natural Resources issued a Notice of Violation and Order to Comply with the Navajo Nation Civil Trespass Act (the “NOV”) against our subsidiary Hydro Resources, Inc. (“HRI”). The NOV assessed a $50 civil assessment for alleged trespass on Section 9, Township 16 North, Range 16 West, N.M.P.M. (“Section 9”), which is land held in trust by the United States for the benefit of the Nation (“Trust Lands”). The NOV stated that HRI’s Section 8 Churchrock property cannot be reached from New Mexico State Highway 566 without crossing either Section 9 or Section 17, both of which are Trust Lands, and that the Highway 566 right-of-way does not abut or extend into the Section 8 Churchrock property. The NOV demanded that HRI cease entering upon and crossing Section 9 and Section 17 for the purpose of transporting vehicles, equipment and/or personnel to the Section 8 Churchrock property until HRI either (i) provided documentation of a validly existing right-of-way or easement; or (ii) obtained an appropriate right-of-way from the Nation.

In July 2012, HRI and the Nation resolved the NOV by entering into a Temporary Access Agreement (the “Agreement”). Under the terms of the Agreement, HRI and its contractors may now access Section 8 through either Section 9 or 17 to support site visits by the Nuclear Regulatory Commission and to satisfy other administrative permitting and licensing requirements related to the Churchrock Project. The Agreement does not extend to construction-related or earth-disturbing activities. HRI has further agreed to remediate any radioactive contamination now existing on Sections 8 and 17 surface lands created by prior operators prior to commencing mining operations on Section 8. Under the terms and for the duration of this Agreement, HRI has agreed to the jurisdiction of the Navajo Nation with respect to the subject matter of the Agreement. HRI and the Nation have been engaged in additional settlement discussions since 2012 in order to determine effective compliance with the remediation requirement included in the Agreement and to address longer-term surface access to the entire licensed Project site consistent with applicable law. While we have entered into an agreement to sell HRI to a third party, if further agreement with the Nation is not reached and we continue to hold HRI, our development plan could be materially adversely affected.

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

The exploration for and development of uranium deposits involve significant risks. It is impossible to ensure that the current and future exploration programs on our existing properties will establish reserves. Whether a uranium ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; availability of labor, labor costs and possible labor strikes; availability of drilling rigs; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. Most exploration projects do not result in the discovery of commercially mineable deposits of uranium and there can be no assurance that any of our exploration stage properties will be commercially mineable or can be brought into production.

We may enter into acquisitions, dispositions or other material transactions at any time.

We are regularly engaged in a review of opportunities to acquire or dispose of properties, to partner with other companies on projects or to acquire or merge with companies. We currently, and generally at any time, have such opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and participation in discussions or negotiations for acquisitions or dispositions. Any such acquisition or disposition could be material to us. We could issue common stock or incur additional indebtedness to fund our acquisitions. Issuances of common stock may dilute existing stockholders. In addition, any such acquisition, disposition or other transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project or the jurisdictions in which the project is located. We could enter into one or more acquisitions, dispositions or other transactions at any time.

The developments at the Fukushima Daiichi Nuclear Power Plant in Japan continue to have a negative impact on the uranium markets and public acceptance of nuclear energy is uncertain.

The developments at the Fukushima Daiichi Nuclear Power Plant following the earthquake and tsunami that struck parts of Japan in March 2011 created heightened concerns regarding the safety of nuclear power plants and the ability to safeguard the material used to fuel nuclear power plants. The impact on the perception of the safety of nuclear power resulting from this event may cause increased volatility of uranium prices in the near to mid-term as well as uncertainty involving the continued use and expansion of nuclear power in certain countries. A reduction in the current or the future generation of electricity from nuclear power could result in a reduced requirement for uranium to fuel nuclear power plants which may negatively impact URI in the future.

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

We are required to comply with environmental protection laws, regulations and permitting requirements in the United States and the Republic of Turkey, and we anticipate that we will be required to continue to do so in the future. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. include the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978, or UMTRCA, Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the NNEPA, as applicable.

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

The calculation of reserves, other mineralized material tons and grades are estimates and depend upon geological interpretation and geostatistical relationships or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves and mineralized material and their corresponding grades. Until reserves and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and other mineralized materials may vary depending on the price of uranium. Any material change in the quantity of reserves, other mineralized materials, mineralization or grade may affect the economic viability of our properties.

Our inability to obtain financial surety would threaten our ability to continue in business.

Future financial surety requirements to comply with federal and state environmental and remediation requirements and to secure necessary licenses and approvals will increase significantly as future development and production occurs at certain of our sites in the United States and Turkey. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the financial surety instruments will require us to provide cash collateral for a significant amount of the face amount of the bond to secure the obligation. In the event we are not able to raise, secure or generate sufficient funds necessary to satisfy these requirements, we will be unable to develop our sites and bring them into production, which inability will have a material adverse impact on our business and may negatively affect our ability to continue to operate.

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

As of March 18, 2016, approximately 5.2 million shares of our common stock were outstanding, all of which, except for the certain shares owned by RCF and Aspire Capital, are freely transferable. As of March 18 2016, there were 12,313 shares issuable upon the exercise of outstanding options issued under our equity incentive plans, 577,663 shares issuable upon the exercise of options issued to former Anatolia Energy option holders in connection with the Anatolia Transaction, 5,832 shares issuable upon the exercise of options issued to Insight Transportation Services LLC in connection with the closing of the Anatolia Transaction, 32,706 shares issuable upon the vesting of outstanding restricted stock units, 183,333 shares underlying warrants issued in connection with our March 2015 registered direct offering, and 256,410 shares issuable upon the conversion of amounts outstanding under the RCF loan agreement. The availability for sale of a large amount of shares by any one or several stockholders may depress the market price of our common stock and impair our ability to raise additional capital through the public sale of our common stock. We have has no arrangement with any of the holders of the foregoing shares to address the possible effect on the price of our common stock of the sale by them of their shares.

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

We may need to seek additional capital to carry our business plan. This financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. Any issuance of additional shares of our common stock could be dilutive to existing stockholders and could adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

PROCESSING FACILITIES

Kingsville Dome

Our Kingsville Dome property is located in Kleberg County and is situated on several tracts of land leased from third parties. The property is situated approximately eight miles southeast of the city of Kingsville, Texas. The project was constructed in 1987 as an up-flow uranium extraction circuit, with complete drying and packaging facilities within the recovery plant. The Kingsville Dome project produced uranium in the period 1988 through 1990, from 1996 to 1999, and most recently from 2007 through 2009. Two independent resin processing circuits and elution systems are part of the plant’s processing equipment, and it also has a single drying circuit. As currently configured, the Kingsville Dome plant has a production capacity of 800,000 pounds of U3O8 per year.

Uranium production at Kingsville Dome was shut down in 2009 and the plant has been in a standby status since that time. The plant has two 500 gallon per minute reverse osmosis systems for groundwater restoration.  The first unit was idled in 2010 and the second unit was idled in January of 2014, when ground water restoration was completed. The plant can serve as a processing facility that can accept resin from multiple satellite facilities.   In addition to the processing plant there are four satellite ion exchange systems in the project area.  Each of the satellite systems is capable of processing 900 gallons per minute of uranium-bearing ISR fluids from well fields, and these satellite plants can be relocated to alternate extraction sites as needed. As is the case with the main plant, the satellite facilities have been on standby since 2009.

Rosita

Our Rosita uranium processing plant and associated well fields is located in Duval County, Texas on a 200 acre tract of land owned by the Company. The facility is located within the South Texas uranium province, about 22 miles west of the town of Alice. The plant was constructed in 1990, and was originally designed to operate as an up-flow extraction facility, in a similar manner to our Kingsville Dome plant.  Resin was processed at the Rosita plant, and the recovered uranium was precipitated into a slurry, which was then transported to Kingsville Dome for final drying and packaging. Production from the Rosita plant began in 1990 and continued until 1999, when it was placed on standby.  In the 2007-2008 period upgrades were made to the processing equipment and additions to the facility were installed, including revisions to the elution and precipitation circuits, and the addition of a full drying system.  Construction terminated when the plant was 95% complete, due to production and price declines.  We anticipate that the plant will have an operating capacity of 800,000 pounds of U3O8 per year when the upgrades have been completed.  We are in the process of evaluating a relocation of our Rosita uranium processing plant to the Temrezli project in Turkey.

One satellite ion exchange system is in place at the Rosita project, but only operated for a short period of time in 2008.  Loaded resin from the Rosita satellite unit was shipped to Kingsville Dome for processing.

Vasquez

The Vasquez uranium project is located in Duval County, Texas, a short distance northwest of the town of Hebbronville. The project is situated on a leased tract of land that is being held until final groundwater restoration has been completed. The Vasquez ISR mine was constructed in 2004. Uranium recovered from wellfields at the Vasquez project was partially processed through a satellite ion exchange system, capable of processing 1,200 gallons per minute, and with final uranium recovery was undertaken at the Kingsville Dome plant. In addition to the satellite recovery facility, there is a 500 gallon per minute reverse osmosis system that has been utilized in our groundwater restoration efforts, which were completed in January, 2014. Uranium recovery efforts at the Vasquez project took place between 2004 and 2008.

Istanbul
Yozgat
Ankara
Sorgun
TURKEY
N
0
250
Kilometers
PROJECT AREA
Yozgat
Sorgun
Mehmetbeyli
Akoluk
Termezli
N
0
5
Kilometers
Turkey
Properties Location Map

REPUBLIC OF TURKEY EXPLORATION AND DEVELOPMENT PROJECTS

Temrezli Project, Yozgat Province, Republic of Turkey

The Property. We acquired the Temrezli uranium project as a result of the Merger. We control six licenses that make up the project area that were granted to our Turkey-based subsidiary Adur Madencilik Ltd. Sti. (“Adur”) by the Turkish General Directorate of Mining Affairs. The granted licenses cover an area of approximately 13,490 acres. We hold these licenses through the payment of fees to the Turkish government and the fulfillment of certain physical work obligations on an annual basis. Four of the licenses are classed as “Operating Licenses”, and a change in status to “Operating License” status is pending for the remaining two licenses. Uranium production from the licenses is subject to the payment of a sliding-scale royalty, ranging from 2% to 16% depending upon the sales price of uranium, as defined by Turkish mining law. The sliding-scale royalty payments are to be made to certain agencies of the local and Turkish governments. A further 1% royalty is payable to the General Directorate of Mining Affairs, who discovered the Temrezli uranium deposit.

Accessibility. The Temrezli uranium project is situated in the Central Anatolia Region, Sorgun District of the Yozgat Province, Republic of Turkey. The project is situated near the center of the country, approximately 150 miles east-southeast of the national capital of Ankara. The project area is located about 10 miles south of the city of Sorgun and 45 miles southeast of the provincial capital of Yozgat.

Well maintained all-weather public highways connect Ankara with the provincial capital of Yozgat and the nearby city of Sorgun. Access to the project area from Sorgun to the general project area is provided by all-weather paved roads. A maintained dirt road connects the nearby villages of Akoluk and Mehmetbeyli and crosses the north-central part of the Temrezli project. Several unimproved dirt tracks and farm trails provide access to other parts of the project area, but these roads may become impassable for short periods of time during heavy precipitation.

Suitable sources of electrical power and water are available within the Temrezli property, and various sources of goods and services, as well as labor are readily available in the city of Sorgun, which is approximately 10 miles north of the project.

Project Activities. Anatolia Energy, and its subsidiary Adur, have conducted an extensive program of diamond core and rotary drilling, as well as comprehensive environmental and cultural resources surveys and a wide range of metallurgical testing on uranium mineralization that was originally discovered by an agency of the Turkish government in the 1980s.

Since acquiring the Temrezli project we have continued the various environmental and hydrological studies required for submission of operating permit applications and undertaking further metallurgical tests. We have carried out detailed studies of the quantity and quality of the uranium mineralization at the Temrezli deposit and are preparing a detailed economic and operational assessment of the project. The focus of these studies is upon the potential development of the Temrezli project as a future ISR uranium mine.

Project Geology. Uranium at the Temrezli project occurs as a series of generally flat lying to gently dipping tabular mineralized bodies that are hosed in medium to coarse-grained nearshore marine sandstones at depths ranging from less than 200 feet to approximately 600 feet beneath the surface. Individual mineralized zones range from a few 100s to about 1,000 feet in length, several 10s to a 100 feet in width, and about 3 to approximately 30 feet in thickness. The mineralized zones are 100 feet or more beneath the local water table.

Permitting Status. We hold permits for exploration and development drilling on the property and hydrological testing of the mineralized zones. We have collected a comprehensive suite of environmental and cultural resource data for the project area, and its immediate vicinity, to serve as the basis for the application of an Environmental Impact Assessment, which, in turn would lead to the issuance of a mine operating permit.

ISTANBUL
YOZGAT
Sorgun
ANKARA
TURKEY
N
0
125
250
kilometers
YOZGAT
SORGUN
PROJECT AREA
DELILER
SEFAATLI
N
0
2.5
5
kilometers

Şefaatli Project, Yozgat Province, Republic of Turkey

The Property. The property was acquired by URI as a result of the completion of the Anatolia Transaction on November 9, 2015.  URI, through its wholly-owned subsidiary Adur, holds three exploration licenses (with License Numbers: 201100582, 201100583 and 200810035) in the project area. These licenses cover an area of approximately 25,113 acres.  Two of the licenses are in advanced exploration license status.  One license is on a pending operation license status.

Accessibility.The Sefaatli project is located in the town of Şefaatli district in Yozgat Province in central Turkey.  The project area is located about six miles from city of Şefaatli and 20 miles southwest of the provincial capital of Yozgat.

Well maintained all-weather public highways connect Ankara with the provincial capital of Yozgat and the nearby city of Şefaatli. Access to the properties from Şefaatli is provided by all-weather village roads.  These roads may become impassable for short periods of time during heavy precipitation.

Project Activities. Sefaatli project is first discovered by the Uranium Division of the General Directorate of Mineral Research & Exploration (MTA) of the Ministry of Energy and Natural Resources in late 80’s.  MTA conducted over 15,000 metres drilling during their work. The mineralized zones were discovered but the lateral extents of these zones were not identified at that time.  Since that time no work was done until the property rights were transferred to Adur in 2008 and 2011.   Adur completed 117 exploration and resource drill holes with a total of 11,951.80m.  Adur is planning additional drilling in the property to define the resource boundaries.

Project Geology. The basement rock in the property consists of Cretaceous aged granite which is overlaid by uranium containing Eocene aged shallow marine sediments. Pliocene limestone is locally covering Eocene units. All these units are overlaid by Quaternary alluvium. Granitic intrusions are considered to be the source of the uranium. Uranium bearing lenses are formed in oxidation reduction boundaries of Eocene aged fine to coarse grained sandstone after uranium was washed and transported by ground and meteoric water.

Permitting Status. URI holds permits for exploration and development drilling on the property of the mineralized zones.

San Antonio
10
35
37
Karnes County District
Butler Ranch
Jack Pump
Nell
Ray Point District
South Texas Uranium Province
Clay West District
Corpus Christi
Rosita Processing Facility
Sejita Dome
Vasquez
Kingsville Dome Processing Facility
South Duval County Mineral Belt
URI Project
Competitor Project
Former Mine
0
20
Miles
N
Texas Properties Location Map

SOUTH TEXAS PROPERTIES AND EXPLORATION PROJECTS

We currently control three production properties and five exploration projects in the state of Texas, all of which are located in the South Texas uranium province, an arcuate belt of sandstone-hosted uranium deposits that extends from near the Texas-Mexico border on the south to an area southeast of the city of San Antonio on the northeast. The belt parallels the present-day coast of the Gulf of Mexico, and is approximately 160 miles long and up to 35 miles in width. The Kingsville Dome, Rosita and Vasquez properties are owned by the Company’s wholly owned subsidiary, URI, Inc. and the Butler Ranch and Sejita Dome exploration projects are owned by the Company’s wholly owned subsidiary, Uranco, Inc.  The locations of the Kingsville Dome, Rosita and Vasquez production properties are shown in the above map, and they are described below.

From 1988 to 1999 we produced approximately 6.1 million pounds of U3O8 from the Kingsville Dome and Rosita projects, and from 2004 to 2009, Kingsville Dome, Rosita and Vasquez produced an additional 1.4 million pounds of U3O8.

1717
2619
1118
37
Corpus Christi
Kingsville Dome
URI Controlled Mineral Rights
Plant Location
Paved Road
Gravel Road
Stream
N
0
0.5
Mile
Kingville Dome Project
Duval County, Texas

Kingsville Dome Project, Kleberg County, Texas:

The Property.  The Kingsville Dome project is located in central Kleberg County, South Texas, approximately 35 miles southwest of the city of Corpus Christi and eight miles southeast of the town of Kingsville. The project is comprised of numerous mineral leases from private landowners, covering an area of approximately 2,434 gross and 2,227 net acres of mineral rights. The leases are held through the payment of annual rents, and the leases provide for the payment of production royalties, ranging from 6.25% to 9.375%, based upon uranium sales from the respective leases. The leases have expiration dates ranging from 2000 to 2007, however we continue to hold most of these leases through our ongoing restoration activities. With a few minor exceptions, the leases contain clauses that permit us to extend the leases not held by production by payment of royalties ranging from $10 to $30 per acre.

Accessibility. Access to the Kingsville Dome process facility is very good, as an improved company-owned private road connects with Texas Farm to Market Road 1118 about eight miles southeast of Kingsville, Texas, and about four miles east of U.S. Highway 77 at the town of Ricardo. Numerous county and ranch roads, some of which are only intermittently maintained, provide access to the entire project area.

Suitable electrical power is present at the site of the Kingsville Dome process plant, and additional power lines throughout the areas of the wellfields throughout the project area.

History.  Initial production from the Kingsville Dome uranium deposit commenced in May 1988. From the onset of production until July, 1999 we produced a total of 3.5 million pounds of U3O8 from the project area. Production was suspended in July, 1999, due to depressed uranium prices, but it resumed in April, 2006. Production in 2006 was 94,100 pounds of U3O8, 338,100 pounds in 2007, 252,000 pounds in 2008 and 56,000 pounds in 2009. We have not produced any uranium at the Kingsville Dome project since 2009.  The Kingsville Dome project currently contains immaterial reserves that have yet to be produced.

Project Geology: Uranium mineralization at the Kingsville Dome project occurs as roll-front deposits hosted in porous and permeable sandstones of the Goliad Formation, at depths ranging from 600 to 750 feet beneath the surface. The mineralization is localized along the southwestern to northern flanks of the Kingsville Dome geological feature, which also hosts oil and gas deposits in geological units that are situated well below the Goliad Formation sandstones.  We do not control those oil and gas deposits.

Restoration and Reclamation.  The Company completed the groundwater restoration program during 2013 and entered the required stabilization period.  As a result, the Company did not incur any costs related to restoration and reclamation activities during 2014 and 2015.

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

Permitting Status.  A radioactive material license issued by the Texas Commission on Environmental Quality (TCEQ) is in timely renewal. On September 26, 2012, we filed the requisite application for renewal of our underground injection control permit, and on December 12, 2012, we filed an amendment to the application that would provide for resumption of uranium recovery activities. The permit is in renewal and in the contested case hearing process. As new areas are proposed for production, additional authorizations under the area permit would be required.

35
37
Rosita
Corpus Christi
Laredo
44
3196
URI Permit Boundary
URI Controlled Mineral Rights
Plant Location
Mineralized Zone
Paved Road
Gravel Road
N
0
0.5
Mile
Rosita Project
Duval County, Texas

Rosita Project, Duval County, Texas

The Property. The Rosita project is located in north-central Duval County Texas, about 14 miles southeast of the town of Freer and 60 miles west-northwest of the city of Corpus Christi. Our property holdings consist of mineral leases from private landowners covering approximately 3,377 gross and net acres of mineral rights. The nearby Rosita South property (also known as the Cadena area) consists of mineral leases from private land owners on approximately 1,795 gross and 1,479 net acres. All of the leases for the Rosita and Rosita South areas provide for payment of sliding scale royalties that are based upon the price of uranium, ranging from 6.25% to18.25% of uranium sales produced from the leased lands. Under the terms of the leases the lands can be held after the expiration of their primary term and secondary terms, as long as we are carrying out restoration and reclamation activities. The leases have primary and secondary terms ranging from 2012 to 2015, and provisions to extend the leases beyond the initial terms.  We hold these leases by payment of annual property rental fees ranging from $10 to $30 per acre.

Accessibility. Access to the Rosita project and process facility is good, from an improved company-owned private drive that connects with an unpaved but maintained county road, which in turn connects with to Texas Farm to Market Road 3196, about one mile northeast of the intersection of State Highway 44 and FM 3196 in Duval County.

Electrical power for the Rosita project is readily available, with an industrial-scale power line extending to the Rosita process plant.

History.  Initial production of uranium from the Rosita project, utilizing the in-situ recovery (ISR) process, commenced in 1990, and continued until July 1999. During that time we produced 2.64 million pounds of U3O8. Production was halted in July of 1999 due to depressed uranium prices, and resumed in June 2008 Technical difficulties, coupled with a sharp decline in uranium prices led to the decision to suspend production activities in October, 2008, after the production of 10,200 pounds of U3O8. We have had no production from the Rosita project since that time.

Project Geology. Uranium mineralization at the Rosita project occurs as roll-fronts hosted in porous and permeable sandstones of the Goliad Formation, at depths ranging from 125 to 350 feet below the surface.

Restoration and Reclamation.  The Rosita project is comprised of four TCEQ authorized production areas. Production areas 1 and 2 are depleted, and groundwater restoration has been completed to regulatory standards. Production areas 3 and 4 contain immaterial uranium reserves that have yet to be produced. Production areas 1 and 2 consist of seven wellfields whose groundwater has been restored by the circulation and processing of approximately 1.3 billion gallons of reverse osmosis treated water. In 2013 we completed the final phase of TCEQ required stabilization in production areas 1 and 2. The Company began plugging wells in production areas 1 and 2 in 2014 and completed those activities in 2015.  Results from the completed well plugging and abandonment activities have been submitted to the TCEQ for their review and final approval. During 2015, the Company incurred costs relating to the plugging and abandonment and standby of the aforementioned production areas of approximately $534,000. Surface reclamation is now underway and is expected to continue through 2016.

Permitting Status.  A radioactive material license issued by the Texas Commission on Environmental Quality (TCEQ) for the Rosita project is in timely renewal.  On August 30, 2012, we filed the requisite application for renewal of our underground injection control permit and it was issued on October 20, 2014. Production could resume in areas already included in existing production area authorizations. As new areas are proposed for production, additional authorizations from the TCEQ under the permit will be required.

Vasquez Project, Duval County, Texas

The Property.  Our Vasquez project is located in southwestern Duval County, Texas, about seven miles north-northwest of the town of Hebbronville and 100 miles southwest of Corpus Christi. The property consists of a mineral lease on 872 gross and net acres. While the primary term of the mineral lease expired in February 2008, we continue to hold the lease by carrying out restoration activities. We pay an annual rental fee to the property owner, and the lease provides for the payment of a sliding-scale production royalty of 6.25% of uranium sales below $25.00 per pound, increasing to 10.25% for uranium sales occurring at or above $40.00 per pound of U3O8.

Accessibility. Access to the Vasquez project area is good from a Company-owned and improved private drive to an improved ranch road that connects to Texas State Highway 59, a short distance northwest of Hebbronville.

Adequate electrical power is available in the project area, with a power line extending onto the property to service our facilities at the Vasquez project.

History.  We commenced production from the Vasquez project in October 2004, but we have had no production from the project since 2008.

Project Geology. Uranium mineralization at the Vasquez project occurs as roll-fronts within porous and permeable sandstones the Oakville Formation, at depths ranging from 200 to 250 feet below the surface.

Restoration and Reclamation.  We conducted restoration and reclamation activities at the Vasquez project through 2013, and since 2014 we have been the project has been in the required groundwater stabilization period.  As a result, the Company did not incur significant costs for restoration activities during 2015.

The Vasquez project consists of two authorized production areas. Production area 1 consists of five wellfields and production area 2 consists of two wellfields. At the end of 2013, groundwater restoration was completed at all wellfields in all production areas.  In 2014, both production areas were placed into stability and remained in this status for all of 2015. Subject to regulatory approval, groundwater restoration has been completed for the entire project. Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 640 million gallons of groundwater at the Vasquez project.

Permitting Status. A radioactive material license issued by the Texas Commission on Environmental Quality (TCEQ) is in timely renewal. On July 10, 2012 we filed the requisite application for renewal of our underground injection control permit. On September 23, 2014 the renewal was issued by the TCEQ.

791
1344
1144
San Antonio
10
35
Butler Ranch
37
Corpus Christi
URI Controlled Mineral Rights
Target Area
N
0
1
Mile
Butler Ranch Project
Karnes County, Texas

Butler Ranch Project, Karnes County, Texas

The Property. We acquired the Butler Ranch  project from Rio Grande Resources in 2014, as part of a larger property exchange with them. Our property is comprised of nine fee leases that cover an area of about 2,653 gross or 2,592 net acres of mineral rights. We can hold the leases by payment of annual rental fees, ranging from $10 to $25 per acre. Each of the leases makes provision for the payment of royalties of 10% of sales to the property owners. Leases have initial terms of 8 to 10 years and have provisions to “hold by drilling” and identifying uranium mineralization on the specific properties.

Accessibility. The Butler Ranch project is located in the southwestern end of Karnes County, Texas, about 45 miles southeast of the city of San Antonio, and 12 miles northwest of the town of Kenedy. Numerous paved state and federal highways are present within close proximity of the project area, and maintained farm and oilfield access roads cross all parts of the project.

Numerous electrical lines, many of which are of industrial grade to service oil and gas production facilities, are present throughout the area of the project.

History. The project is situated in the southwestern end of the Karnes County uranium mining district, which was one of the largest uranium production areas in Texas. Numerous open pit mines were developed and operated in the area, including important production operations by Conoco, Susquehanna-Western, Pioneer Nuclear, and Chevron Resources. The historic uranium activities focused upon deposits that were situated above the water table, and the mineralization recovered from the open pit mines was processed in conventional mills owned and operated by Conoco, Susquehanna-Western, Pioneer Nuclear and Chevron Resources.

There has not been any uranium production from the Company’s properties.

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

Project Activities. We carried out a short exploration drilling program on one lease in the project area in late February and early March 2015. The exploration program was comprised of five conventional rotary drill holes that totaled 1,620 feet, and was designed to test for extensions of an adjoining zone of uranium mineralization. All five of our drill holes encountered indications of uranium mineralization, requiring further study.

In 2015, we acquired a substantial amount of historical exploration drilling information and other geological data for our properties in the Butler Ranch area. Detailed technical studies of this information are being carried out, and this new information is being combined with other data that we hold in order to further evaluate the potential of the Butler Ranch project.

Permitting Status. We received an exploration drilling permit for the Butler Ranch project in February 2015 from the Texas Railroad Commission.

Corpus
Christi
37
Sejita
Dome
339
3249
Laborcitas Creek
URI Controlled Mineral Rights
Stream
Paved Road
Gravel Road
N
0
1
Mile
Sejita Dome Project
Duval County, Texas

Sejita Dome Project, Duval County, Texas

The Property. Our Sejita Dome project is located in southern Duval County, Texas, about 18 miles east of the town of Hebbronville and approximately 90 miles southwest of the city of Corpus Christi. We acquired the project in 2014 as part of a property exchange with Rio Grande Resources. The project area is comprised of 15 partly contiguous fee (private) mineral leases covering an area of 3,263 gross or 2,176 net acres. The leases are held through the payment of annual rental fees ranging from $10 to $75 per acre. Uranium production from the leased lands is subject to the payment of fixed-rate or sliding scale royalties that range from 4.5% to 20% of sales price.

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

History. Although situated near the eastern end of the South Duval uranium belt, there has never been any uranium production from the Sejita Dome project area. Several companies, including Elf-Aquitaine, Texasgulf, Coastal States and others carried out exploration drilling programs on lands in the general project area during the 1970s and early 1980s. Several mineralized zones were identified from this historical exploration drilling.

Project Geology. Uranium mineralization at our Sejita Dome exploration project occurs as roll-front style mineralization in sandstone units of the Goliad Formation. Mineralized areas, as identified from historical data, occur along the flanks of Sejita Dome, a geologic feature that has similarities to our Kingsville Dome project.

Project Activities. We have not carried out any exploration work on the Sejita Dome project.

Permitting Status. We do not hold any permits for either exploration drilling or uranium production from the Sejita Dome project.

Nose Rock
Crownpoint
Churchrock
Gallup
West Largo
Ambrosia Lake
Juan Tafoya
40
25
Cebolleta
Grants
Albuquerque
Western U.S.
N
0
14
Miles
URI Project
New Mexico
Properties Location Map

NEW MEXICO PROJECTS

General

We hold a significant portfolio of properties throughout the extent of the Grants mineral belt of west-central New Mexico (see the above map). Included within our New Mexico property portfolio are fee surface and mineral rights that we own, fee surface and mineral rights leased from third parties, State of New Mexico mining leases, and owned patented and unpatented lode mining claims. Collectively, this property position represents one of the largest mineral rights holdings in the Grants mineral belt.

The Grants mineral belt is an approximately 100 mile long northwesterly trending belt of sandstone-hosted uranium deposits that historically have been the largest source of uranium production in the United States. During the period of mining activity in the Grants mineral belt, generally between the early 1950’s and the mid-1980’s, more than eighty underground and open pit mines were developed and operated by several mining companies. At various times during the productive life of the Grants mineral belt, six uranium processing mills were built and operated by The Anaconda Company, Homestake Mining Company, Kerr-McGee, Phillips Petroleum, Sohio Western and United Nuclear.

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

The Property. In March 2007, Neutron Energy, Inc. (“Neutron”) (then operating as Cibola Resources LLC, or “Cibola”, both of which are now wholly-owned subsidiaries of the Company) entered into the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a privately held land grant, to lease the Cebolleta property, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties ranging from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides us with the right to explore for, mine, and process uranium deposits present on the Cebolleta Property. In February 2012, Cibola entered into an Amendment of its Mining Lease Agreement (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2015. In addition, the date has been further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deductions to the recoverable reserve payment.

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

T 17 N
T 16 N
R 17 W
R 16 W
35
36
31
32
33
34
36
3
2
1
6
5
4
2
1
Mancos Deposit
State Highway 566
10
11
12
7
8
9
10
11
12
Church Rock
15
14
18
16
15
14
13
Churchrock Deposit
Pinedale Road
19
20
21
22
23
24
30
29
28
27
26
25
Arizona
New Mexico
Churchrock
Gallup
40
Grants
URI Controlled Mineral Rights
Mineralized Zone
N
0
1/2
1
Mile
Churchrock Project
McKinley County
New Mexico

Churchrock Project, McKinley County, New Mexico

General. The Churchrock project is situated at the western-most extent of the Grants mineral belt in McKinley County, western New Mexico. The project lands are located approximately 13 miles northeast of the town of Gallup and 110 miles west-northwest of the city of Albuquerque. The project covers much of the southern portion of the Church Rock mining district, where numerous companies carried out extensive exploration programs in the 1950s through the 1970s. The Church Rock district was the site of several large-scale underground uranium mines that were developed between the late 1950s and the 1970s and operated primarily by Kerr-McGee and United Nuclear. There are no active mining operations in the Church Rock district at this time. Additionally, United Nuclear constructed and operated a uranium processing mill north of our properties, but that facility is no longer in operation.  We have entered into an agreement to sell the Churchrock project.  Please see “Recent Corporate Development – Laramide Asset Sale” under “Item 1. Business” for additional information.

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

The Property.  We hold an extensive property position in the Churchrock mining district, including patented and unpatented lode mining claims, two State of New Mexico General Mining Leases, and deeded mineral rights. The principal areas of uranium mineralization, the Mancos and Sections 8 and 17 (also known as the Church Rock deposit) deposits, are situated on two separate tracts that we own, and these cover an area of approximately 3,458 gross and net acres. None of the lands that comprise the Churchrock project are situated on the Navajo Reservation.

The surface estate for Sections 7 and 17, T. 16 N. R. 16 W. and  Section 13, T. 16 N, R. 17 W. is owned by the U.S. Government and held in trust for the Navajo Nation. On those sections, we have royalty obligations ranging from 5% to 25% and a further 2% overriding royalty obligation to the Navajo Nation, as provided for in previously existing agreements. The unpatented lode mining claims situated in Section 12, T. 16 N., R. 17 W. are subject to a fixed 6 ¼% gross royalty and a sliding-scale royalty ranging from 5% to 25% that is based upon the selling price of uranium concentrate derived from the property. The mining claims situated in Section 8, T. 16 N., R. 16 W. are subject to two separate royalties, the sliding scale royalty that ranges from 5% to 25% (based upon the selling price of uranium concentrate from the claims) and a fixed 8% gross royalty. Aggregate royalties peak at 33.00% at a uranium sales price of approximately $84.00 per pound.

We own the mineral estate in fee for 200 acres located in the northeast ¼ and the southwest ¼ of the northwest ¼ of Section 17, T. 16 N., R. 16 W. The balance of the 440 acres of mineral Section 17, T. 16 N., R. 16 W. is also held in fee. In Section 8, T. 16 N., R. 16 W., we own the southeast ¼ in fee (as patented lode mining claims), and the minerals in the remainder of Section 8, with 26 unpatented lode mining claims. At the Mancos deposit, we own the minerals in Section 13, T. 16 N., R. 17 W. in fee, the minerals in Section 7, T. 16 N., R. 16 W., in fee and hold the minerals in Section 12, T. 16 N., R. 17 W., with unpatented lode mining claims. The unpatented mining claims are all held through payment of an annual maintenance fee of $155 per claim to the BLM.

During 2015 we added 1 square mile of unpatented lode mining claims (Section 4, T. 16 N., R. 16 W.) and 2 State of New Mexico General Mining Leases (Sections 32 and 36, T. 17 N., R. 16 W.) to our property holdings in the Churchrock project area, as partial consideration for the transfer of our Roca Honda, New Mexico project to Energy Fuels Resources. These newly acquired mineral rights comprise an area of approximately 988 acres.

We have not carried out any exploration drilling or other work to assess the mineral potential of the other lands that we hold in the Churchrock project area.  Included in the other Churchrock lands are unpatented lode mining claims and two State of New Mexico General Mining Leases that we acquired from Energy Fuels Inc as partial consideration for the sale of our remaining Roca Honda project assets, as described elsewhere.

History. Phillips Petroleum and United Nuclear operated a conventional underground mine (the Old Church Rock mine) on the Section 17 portion of the Section 8 and 17 (Church Rock) deposit intermittently from the late 1950s through the mid-1970s, and historic reports indicate that about 700,000 pounds of U3O8 were recovered from that mine. There has been no further uranium production from the Churchrock project.

Project Geology. Two principal sandstone-hosted uranium deposits are present on lands within the Churchrock project areas. The Church Rock deposit, which is situated in Sections 8 and 17, Township 16 North, Range 16 West, is a series of tabular elongated zones of uranium mineralization that are hosted in the Dakota Sandstone and various sandstone units of the underlying Morrison Formation. The mineralized zones occur at depths ranging from approximately 650 to 850 feet below the surface. A portion of the southern extent of the Church Rock deposit was mined by conventional underground mining methods, first in the late 1950’s by Phillips Petroleum, and subsequently by United Nuclear Corporation in the 1970s. The bulk of the Church Rock uranium deposit has not been mined. The Mancos uranium deposit is situated in part of Section 7, T. 16 N., R. 16 W., and parts of Sections 12 and 13, T. 16 N., R. 17 W is also a series of zones of sandstone-hosted uranium mineralization contained within the Morrison Formation, which is of Jurassic age. The mineralized zones in the Mancos deposit ranges in depth from as shallow as 475 feet from the surface at the southwest end of the deposit to as much as 1,800 feet beneath a mesa at the northeast end of the deposit.

Development Plan.  In December 2012, an independent engineering and consulting firm completed a technical and design review on the potential for the development of an ISR project in the Section 8 mineralized area. This evaluation of the potential development options for the project was based upon drilling and metallurgical test work that we carried out in the late 1990s.

Water Rights. We hold granted water rights, sufficient for the development and operation of an ISR project on the Section 8 and 17 deposits.

Permitting Status.  We hold a NRC license for production of uranium from the Section 8 and 17 uranium deposit. We also hold an underground injection control (“UIC”) permit issued by the State of New Mexico for the deposit. The NRC license is in “timely renewal” with the relevant governmental agencies.  We do not plan to pursue production permits for the Mancos deposit at this time.

NAVAJO SERVICE ROUTE 9
CHURCH DR
R 13 W
R 12 W
CHACO DRIVE
23
24
19
T 17 N
T 17 N
Crownpoint
26
25
30
Arizona
New Mexico
Crownpoint
Gallup
40
Grants
URI Controlled Mineral Rights
Shafts
N
0
1/4
1/2
Mile
Crownpoint Project
McKinley County
New Mexico

Crownpoint Project, McKinley County, New Mexico

General. Our Crownpoint project is located at the village of Crownpoint, McKinley County, New Mexico, near the northwestern extent of the Grants mineral belt. It is situated about 35 miles northeast of Gallup and 95 miles northwest of the city of Albuquerque.  We have entered into an agreement to sell the Crownpoint project.  Please see “Recent Corporate Developments – Laramide Asset Sale” under “Item 1. Business” for additional information.

Exploration programs carried out in the Crownpoint area during the 1970s by Mobil Oil, Conoco and Teton/UNC outlined several zones of substantial uranium mineralization within and in the immediate vicinity of the Crownpoint town site. Mobil Oil conducted an ISR test on a portion of their properties, but did not develop a commercial scale ISR uranium production center. Conoco, in partnership with Westinghouse, began development of a conventional underground mine on a part of their property holdings, but never completed the mine, and did not produce any uranium from their properties. Both development programs were curtailed due to the collapse of the uranium market in the early 1980s.

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

History. The Crownpoint project area was the site of considerable exploration activity by various companies during the 1970s. Conoco, in joint venture with Westinghouse Electric, began the development of a conventional underground mine on property that we now control, and Mobil Oil operated a pilot-scale in-situ recovery operation on a nearby deposit. Neither of these properties ever advanced to commercial-scale operations, and there has never been any uranium produced from the project area.

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

The JT Lease and the “small tract” fee mineral leases provide us with the right to explore for, mine and process uranium deposits present on the leased premises.

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

Under our current cash conservation measures and business priorities, we are not contemplating any near-term work at Juan Tafoya.

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

OTHER

Texas Properties

We hold approximately 2,000 acres of non-material properties in Texas including the Nell and Jack Pump projects.  We do not currently have any plans to explore these projects in the near-term.

New Mexico Properties

We hold approximately 34,000 acres of other non-material properties in New Mexico including the Ambrosia Lake, Nose Rock and West Largo projects.  We do not currently have any plans to explore these projects in the near-term.

Azarga Uranium Corp. Transaction, Custer and Fall River Counties, South Dakota

We hold a 30% net proceeds interest from future uranium production from certain unpatented lode mining claims, fee leases and State leases currently controlled by Azarga Uranium Corp. (formerly Powertech Uranium) (“Azarga”) in the Dewey-Burdock area, Custer and Fall River Counties, South Dakota. Prior to our acquisition of Neutron Energy Inc. Neutron transferred its property interests in the Dewey-Burdock area to Azarga for which Neutron received (i) a 30% net proceeds interest of future uranium production and sales from Neutron’s former lands in the Dewey-Burdock area, (ii) 327 acres of mining claims and State leases along with associated historical drilling data for properties situated near Edgemont, South Dakota, (iii) 4,117 acres of mining claims in the Ambrosia Lake mining district in New Mexico and (iv) 1,709 acres of mining claims and leases in the Shirley Basin area of Wyoming. Azarga has filed permit applications with the NRC and USEPA and submitted a Plan of Operation to the BLM for its Dewey-Burdock uranium ISR project.

Our former acreage in the Dewey-Burdock area that is subject to the 30% net proceeds interest payable to us consists of approximately 1,620 acres of unpatented lode mining claims and private leases within Azarga’s proposed Dewey-Burdock permit area and an additional 4,667 acres of prospective claims and leases elsewhere within their project permit area.

WORK COMPLETED ON PROPERTIES IN 2015

	Statement of Operations(1)			Balance Sheet
Property	Operating Expenses	Mineral Property Expenses	Impairment	Property, Plant & Equipment	Restoration Liability(2)	Total Expenditures
	(expressed in thousands of dollars)
Temrezli Project	$ —	$ 407	$ —	$ 17,990	$ —	$ 18,397
Rosita Project	483	228	—	—	(178)	534
Kingsville Dome Project	646	166	160	—	—	972
Vasquez Project	416	95	—	—	—	511
Butler Ranch Exploration Project	—	443	—	—	—	443
Sejita Dome Exploration Project	—	86	—	—	—	86
Cebolleta Project	—	537	—	—	—	537
Juan Tafoya Project	—	384	—	—	—	384
Crownpoint Project	—	5	—	—	—	5
Churchrock Project	—	21	—	—	—	21
Other	—	553	800	—	—	1,353
	$1,545	$2,925	$ 960	$ 17,990	$ (178)	$ 23,242

(1)

See Item 7—Management Discussion and Analysis below for discussion of 2015 mineral property expense charged to the Statement of Operations.

(2)

For description of 2015 reclamation activities at the Rosita project, see discussion at Item 2—Properties above.

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2015 by location is as follows:

	Net Property, Plant and Equipment at December 31, 2015
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Net book value
Uranium plant	$ -	$ 8,653	$ -	$ -	$ 8,653
Mineral rights and properties	17,968	1,513	16,996	-	36,477
Other property, plant and equipment	22	1,352	-	202	1,576
Total net book value	$ 17,990	$ 11,518	$ 16,996	$ 202	$ 46,706

As noted in the table above, the Company’s most significant uranium property infrastructure is located in South Texas. The Company’s two licensed processing facilities are located at the Kingsville Dome project and at the Rosita project. The Kingsville Dome facility is currently capable of processing 800,000 pounds of U3O8 annually, expandable to 1.6 million pounds. The Kingsville Dome plant has a carrying value of $2.2 million. The Rosita facility is also currently capable of processing 800,000 pounds of U3O8 annually, and is also expandable to 1.6 million pounds. The Rosita plant is a newer facility and has a carrying value of $4.0 million. Each of these plants has been idle since 2009 and each will require approximately $0.8-$1.0 million of capital expenditures to return them to current productive capacity. The Company also has portable satellite ion exchange equipment at the Kingsville Dome project and the Rosita project with carrying values at December 31, 2015 of $1.7 million and $0.8 million, respectively. We are in the process of evaluating a relocation of our Rosita uranium processing plant to the Temrezli project in Turkey.

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

On February 10, 2014, the County filed a notice of appeal on the merits judgment of December 13, 2012 and the attorney’s fee judgment on November 13, 2013. On February 12, 2014, the Company cross-appealed on both the merits judgment and the attorney’s fees judgment. Following the submission of opening briefs, response briefs and reply briefs in the fall of 2014, on January 15, 2015 an oral hearing on the matter was held before the 13th Court of Appeals in Corpus Christi, Texas.  On January 28, 2016, the 13th Court of Appeals issued a memorandum opinion that found in favor of Kleberg County on four issues:  use of 1985 data as opposed to 1987 data to establish the clean-up standards for Well I-11 (upholding the trial court decision); an award of attorney fees to Kleberg County as a result of prevailing on that issue (reversing the trial court decision); requiring specific performance by the Company to restore Well I-11 prior to mining in production area 3 (reversing the trial court decision); and requiring the Company to restore production areas 1 and 2 using groundwater at a rate of 240 million gallons a year (reversing the trial court decision).  In addition, the Court of Appeals opinion held in favor of the Company on two issues:  the applicability of and notice made by the Company to invoke the force majeure provisions in the Settlement Agreement as regards groundwater restoration activities (upholding the trial court decision); and that the Company provided Kleberg County with proper notice under and thus substantially performance in accordance with the Settlement Agreement (upholding the trial court decision).  The Company is evaluating the memorandum opinion and considering whether to seek rehearing or rehearing en banc and/or whether to file a petition for review of the decision by the Texas Supreme Court.

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

LITIGATION BY FORMER CONTRACTOR

Subsequent to completion of the Anatolia Transaction, the Company was intending to continue a consulting contract executed in January 2015 between AEK and Thomas P. Young.  Under the subject contract, Mr. Young agreed to serve as Chief Operating Officer for AEK with a one-year severance payment if Mr. Young's services were terminated other than for cause.  Prior to closing the merger, the Company negotiated with Mr. Young to continue to provide contractual services; however, prior to executing the new consulting contract the Company became aware of numerous issues that justified terminating Mr. Young for cause.  Accordingly, on November 16, 2015, Mr. Young's employment with Anatolia Energy (then a subsidiary of the Company) was terminated for cause.

On November 19, 2015, Mr. Young filed a lawsuit against the Company in the District Court of Arapahoe County in the State of Colorado.  Young v. Uranium Resources, Inc., Case No. 2015CV32750 (filed November 19, 2015), Colorado District Court (Arapahoe County).  Mr. Young's complaint alleges that the Company breached the consulting agreement by failing to pay Mr. Young the one-year severance payment.  On December 7, 2015, Mr. Young filed an amended complaint.

Neither the initial complaint nor the amended complaint addressed the Company’s decision to terminate Mr. Young for cause.  On January 19, 2015, the Company filed an answer to the amended complaint denying the allegations and claims for relief and asserting numerous affirmative defenses.  At a case management conference conducted by the Court on February 22, 2016, counsel for both parties agreed to a two-day bench trial that is scheduled for August 29-30, 2016.  The parties are currently engaged in the discovery process.

TCEQ ADJUDICATORY PROCEEDING FOR THE KINGSVILLE FACILITY

In late 2012, the Company’s Texas-based subsidiary, URI Inc., filed an application to renew a radioactive material license for reclamation activities at the Kingsville Dome facility in South Texas with the Texas Commission on Environmental Quality (TCEQ) as well as a new application to conduct ISR mining activities at the Kingsville Dome facility.  After an extensive period of review by the TCEQ of the applications filed, additional site visits and investigations, and a further exchange of communications and documentation, in July 2015 the TCEQ staff concluded that the applications satisfied regulatory requirements and recommended that the permits should be issued or renewed.  As part of the adjudicatory process associated with that decision, TCEQ invited members of the public to comment on its recommendations and several local citizens living near the Kingsville Dome facility requested an opportunity to participate in the process.  In October 2015, TCEQ held initial hearings on the matter and concluded that some of the individuals may have standing to raise certain limited concerns and referred the matter to an administrative law judge for further consideration.

On March 3, 2016, the administrative law judge held a preliminary hearing on the TCEQ proposed decision to issue the permits for the Kingsville facility.  In addition to the parties admitted to the proceeding by the TCEQ order of October 2015, the administrative law judge granted standing to numerous additional landowners.  At the preliminary hearing, all parties agreed to a schedule for the proceeding that includes a hearing on the merits the week of September 26, 2016 with post-hearing filings completed by mid-December 2016.  A decision in the proceeding is not expected until early in calendar year 2017.  The parties are currently engaged in the discovery process.

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

STOCK PRICE INFORMATION

URI’s common stock is traded on the NASDAQ Capital Market.

The following table sets forth the intraday high and low sales prices for our common stock as reported on the NASDAQ Capital Market for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2015	$10.20	$4.20
September 30, 2015	16.08	8.16
June 30, 2015	19.20	11.04
March 31, 2015	23.76	15.60
December 31, 2014	$32.04	$14,64
September 30, 2014	37.80	29.16
June 30, 2014	37.20	27.96
March 31, 2014	48.60	30.96

As of March 18, 2016 there were 41 holders of record of URI’s common stock.

Following the close of business on March 7, 2016, URI affected a one-for-twelve reverse stock split of its issued and outstanding common stock.  The common stock commenced trading on the NASDAQ Capital Market on a split-adjusted basis upon the open of trading on March 8, 2016.  The high and low sales prices of our common stock presented in the above table have been adjusted to give effect to the reverse stock split.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the two years ended December 31, 2015, and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K.  See “Cautionary Note Regarding Forward-Looking Statements” above.

INTRODUCTION

URI is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium projects in South Texas using the ISR process. Following our acquisition of Anatolia Energy, we are focused on advancing to near-term production the Temrezli ISR project in Turkey. We also control extensive exploration properties under nine exploration and operating licenses covering approximately 44,700 acres with numerous exploration targets, including the potential satellite Sefaatli project, which is 25 miles southwest of the Temrezli project. We have historically produced uranium by ISR methods in the state of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 190,000 acres of mineral holdings in the prolific Grants Mineral Belt of the state of New Mexico, a portion of which we have entered into a binding letter of intent to sell, and 14,000 acres in the South Texas uranium province. We acquired these properties over the past 25 years along with an extensive information database of historic drillhole logs and analysis. None of URI's properties are currently in production.

RECENT DEVELOPMENTS

Reverse Stock Split

Immediately following the close of trading on March 7, 2016, URI affected a one-for-twelve reverse stock split of its common stock.  With the reverse stock split, every twelve shares of URI’s issued and outstanding common stock were combined into one issued and outstanding share of common stock.  The reverse stock split reduced the number of shares outstanding from approximately 61.8 million shares to approximately 5.2 million shares.  In addition, effective upon the reverse stock split, the number of authorized shares of URI’s common stock was reduced from 200 million to 100 million.  The reverse stock split did not have any effect on the par value of URI’s common stock.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would have resulted were settled in cash.  All share data herein has been retroactively adjusted for the reverse stock split.

Option Agreement with Aspire Capital

On February 3, 2016, URI and Aspire Capital, entered into an option agreement by which Aspire Capital granted us the right at any time or times prior to April 30, 2017 to require Aspire Capital to enter into up to two common stock purchase agreements, each having a term of up to 24 months and collectively requiring Aspire Capital to purchase up to $10 million in the aggregate of our common stock (or such lesser amount as we may determine) on an ongoing basis when required by URI. As consideration for Aspire Capital entering into the option agreement, we issued 75,000 shares of our common stock to Aspire Capital.

Registered Direct Offerings

On February 4, 2016, we completed a registered direct offering for gross proceeds of $838,000.  Net proceeds to URI, after deducting offering expenses, were approximately $0.8 million.  We sold 296,667 shares of common stock at a price of $2.82 per share.

On December 18, 2015, we completed a registered direct offering for gross proceeds of $1.0 million.  Net proceeds to URI, after deducting agent fees and offering expenses, were $0.7 million.  We sold 208,332 shares of common stock at a price of $4.80 per share.

On March 6, 2015, we completed a registered direct offering for gross proceeds of $6.0 million.  Net proceeds to URI, after deducting agent’s fees and offering expenses, were $5.4 million.  We sold 333,333 million units at a price of $18.00 per unit, with each unit comprised of one share of our common stock and a warrant to purchase 0.55 shares of common stock at an exercise price of $24.00 per whole share.  The warrants are exercisable for a period of five years beginning on the six-month anniversary of original issuance and ending on a date five years after the first date of exercisability.

Acquisition of Anatolia Energy

On November 9, 2015, we completed the Anatolia Transaction.  Upon the closing of the Anatolia Transaction, we issued approximately 1.7 million shares of our common stock, 577,663 replacement options and replacement performance shares relating to 58,286 shares of our common stock to holders of Anatolia Energy’s securities, and Anatolia Energy became a wholly-owned subsidiary of URI. Immediately after the closing of the Anatolia Transaction, the former Anatolia Energy shareholders held approximately 40% of the outstanding common stock of the combined company (or approximately 43% on a fully diluted basis), and the shares of common stock held by continuing shareholders represented approximately 60% of the outstanding common stock of the combined company.

Laramide Asset Sale

Also on November 9, 2015, we entered into an LOI with Laramide Resources for the sale of our Churchrock and Crownpoint properties in New Mexico. Under the terms of the LOI, URI and certain of our subsidiaries have agreed, subject to the execution of definitive documentation, to transfer ownership of the Churchrock and Crownpoint properties to Laramide Resources or its subsidiaries. In exchange, we will receive from Laramide Resources at closing, cash in the amount of $5.25 million and a note receivable in the amount of $7.25 million payable in three equal installments over the next three years. Laramide Resources will also assume any liabilities related to reclamation and remediation on the subject lands. Closing of the transaction is expected to occur during the first half of 2016, subject to financing and other customary conditions, including applicable regulatory approvals.

Energy Fuels Asset Sale

On June 28, 2015, we completed the sale of our remaining Roca Honda project assets to Energy Fuels Inc. for $2.5 million in cash, $375,000 in Energy Fuels Inc.’s NYSE MKT-listed shares (amounting to 76,455 UUUU shares) plus other non-cash consideration.  The transaction with Energy Fuels Inc. closed on July 31, 2015, and we sold the Energy Fuels Inc. shares on February 22, 2016 for net proceeds of $0.2 million.

Reclamation progress at the Rosita project.

We completed the plugging and abandonment phase of reclamation at its Rosita project during 2015.  We are currently performing surface reclamation activities at the Rosita project and are approximately 45% complete in Production Area 1 and 55% complete in Production Area 2.

Exploration Drilling and Data Purchase

On March 23, 2015, we reported that all five drill holes from a completed preliminary drill program at the Butler Ranch project in South Texas encountered multiple zones of anomalous to low-grade levels of uranium mineralization.  In July 2015, we acquired an extensive data set containing historical mineral resource estimates as well as over 2,000 drill logs, geologic and other data for the Butler Ranch project.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the years ended December 31, 2015 and 2014 was $15.1 million and $10.7 million or $5.63 and $5.28 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Mineral property expenses

Mineral property expenses for the year ended December 31, 2015 were $4.5 million, as compared with $3.5 million for the year ended December 31, 2014.

The following table details our mineral property expenses for the years ended December 31, 2015 and 2014.

	For the years ended December 31,
	2015	2014
	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome Project	$ -	$ 309
Rosita Project	77	250
Vasquez Project	-	27
Total restoration/recovery expenses	77	586

Standby care and maintenance expenses
Kingsville Dome Project	646	565
Rosita Project	406	442
Vasquez Project	416	340
Total standby care and maintenance expenses	1,468	1,347

Exploration and evaluation costs	1,027	-

Land maintenance and holding costs	1,898	1,569

Total mineral property expenses	$ 4,470	$ 3,502

For the year ended December 31, 2015, mineral property expenses increased by $1.0 million as compared with the corresponding period in 2014.  This increase was mostly due to an increase in exploration and evaluation costs of $1.0 million.  During 2015 we incurred $0.6 million on exploration programs at the Alta Mesa Este and Butler Ranch projects, which included the acquisition of an extensive data set containing historical mineral resource estimates as well as over 2,000 drill logs, geologic and other data for the Butler Ranch Project.  The remaining $0.4 million was attributable to evaluation activities at our recently acquired Temrezli Project.  We did not incur any exploration or evaluation costs during 2014.

General and administrative expenses

Significant expenditures for general and administrative expenses for the years ended December 31, 2015 and 2014 were:

	For the year ended December 31,
	2015	2014
(thousands of dollars)

Stock compensation expense	$ 950	$ 1,031
Salaries and payroll burden	2,276	2,607
Legal, accounting, public company expenses	2,557	3,282
Insurance and bank fees	571	673
Consulting and professional services	443	646
Office expenses	568	615
Other expenses	123	278
Total	$ 7,488	$ 9,132

General administrative charges decreased by $1.6 million as compared with the corresponding period in 2014.  This decrease mostly reflects our focus on the Anatolia Transaction during 2015 and our ongoing efforts to reduce costs.

Acquisition related expenses

During 2015, we incurred acquisition related costs associated with the Anatolia Transaction of $3.0 million.  These costs were mostly the result of legal and accounting costs of $1.7 million and consultant fees, including investment banking fees, of $1.3 million.

Non-operating income and expenses

Gain on disposal/exchange of uranium properties

2015 Disposal

On June 26, 2015, we entered into a Purchase and Exchange Agreement (“PEA”) with Energy Fuels Inc., pursuant to which at closing on July 31, 2015 subsidiaries of URI transferred ownership of the our Roca Honda project, including mineral fee lands and unpatented lode mining claims to Energy Fuels. In exchange, Energy Fuels delivered to URI (i) $2.5 million in cash, (ii) 76,455 shares of Energy Fuels common stock with a fair value upon closing of  $0.3 million, which we sold on February 22, 2016 for $0.2 million (iii) Energy Fuels’ 4% gross royalty covering 5,640 acres on seven mineral leases in the state of Wyoming at the Kendrick and Barber areas of the Lance uranium ISR project, which is currently under construction by Peninsula Energy Limited, and (iv) unpatented lode mining claims covering 640 acres located near Churchrock, New Mexico, which are contiguous with our Churchrock project.

We also retained a 4% royalty on Section 17 of the Roca Honda project. The royalty can be repurchased by Energy Fuels upon payment to URI of $5.0 million cash at any time at Energy Fuel’s sole discretion prior to the date on which the first royalty payment becomes due.

The divestiture of the Roca Honda project was accounted for as an asset disposal and the non-cash considerations received from Energy Fuels was recorded at fair value. The fair value of the shares of Energy Fuels common stock received was determined using the closing share price of Energy Fuels stock on July 31, 2015. The fair value of the unpatented lode mining claims and mineral leases was determined based upon the per pound value of similar transactions involving unproved uranium assets within the last three years. We determined that the Lance Royalty had de minimus value and therefore determined the fair value to be nil. The following gain was included in our Statement of Operations and was determined using the fair value amounts of the purchase consideration less the carrying value of the Roca Honda project:

(thousands of dollars)
Total Consideration Received	$ 4,916
Carrying value of Roca Honda project	(648)
Gain on disposal of Roca Honda project	$ 4,268

2014 Asset Exchange

On September 5, 2014, URI, its wholly owned subsidiary Uranco, Inc. and Rio Grande Resources Corporation (“RGR”) entered into an Asset Exchange Agreement whereby we agreed to acquire from RGR certain uranium properties located in South Texas near the Company’s processing facilities, including, among others, the Alta Mesa Este, Butler Ranch and Sejita Dome exploration projects.  In exchange for these South Texas properties, we agreed to transfer to RGR two parcels of fee-owned mineral rights and a royalty interest in the Roca Honda area of west-central New Mexico.  URI retained certain leases, mining claims and fee-owned mineral interest on separate parcels in the Roca Honda area.  On November 6, 2014, after completing customary due diligence and satisfying certain closing conditions, URI and RGR closed the transaction and effectuated the exchange of properties.

The Asset Exchange Agreement was accounted for as a non-monetary exchange of assets which requires the assets received in an asset exchange be recorded at the fair value of the assets relinquished.  We determined the fair value of the Roca Honda assets relinquished to be $2.3 million.  This fair value was determined based upon the per pound value of similar transactions involving uranium assets within the last 3 years.  The carrying value of the Roca Honda assets relinquished in the transaction had previously been written off to nil in prior years and, as a result, the entire $2.3 million was recognized as a gain on non-monetary exchange of assets and included in our Consolidated Statements of Operations.

Interest expense

Interest expense of $2.6 million for the year ended December 31, 2015 consisted of interest of $0.7 million payable to RCF, amortization of the debt discount of $1.8 million and amortization of the establishment fee of $0.1 million.  Interest expense of $2.5 million for the year ended December 31, 2014 consisted of interest of $0.8 million payable to RCF, amortization of the debt discount of $1.6 million and amortization of the establishment fee of $0.1 million.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $12.0 million for the years ended December 31, 2015 and 2014.  The increase in the net loss of $4.5 million for the year ended December 31, 2015 as compared with 2014 was offset by an increase in accounts payable of $2.3 million and an increase in non-cash items of $2.2 million.

Investing Activities

Net cash provided by investing activities was $1.0 million for the year ended December 31, 2015, as compared with net cash used by investing activities of $0.1 million for the same period in 2014. The increase in cash provided by investing activities of $1.1 million for the year ended December 31, 2015 is primarily due to the receipt of $2.5 million from Energy Fuels Inc. as partial consideration for the sale of the remaining Roca Honda project assets, which was offset by cash paid for the Anatolia Transaction of $1.4 million, which represented the amount loaned by URI to Anatolia Energy to fund operations prior to completion of the Anatolia Transaction, offset by cash received from Anatolia Energy upon completion of the Anatolia Transaction.

Financing Activities

Net cash provided by financing activities was $6.3 million for the year ended December 31, 2015.  For 2015, we received net proceeds of $5.4 million from a registered direct offering completed on March 6, 2015, net proceeds of $0.7 million from a registered direct offering completed on December 18, 2015 and $0.3 million in net proceeds from common stock sold through our ATM program.  Offsetting these amounts were payments made for withholding taxes on net share settlements of equity awards of $0.1 million.

Net cash provided by financing activities was $16.5 million for the year ended December 31, 2014.  For the year ended December 31, 2014 cash proceeds in aggregate of $5.0 million were received from two separate advances made under our Loan Agreement with RCF.  An advance of $2.0 million was received in January 2014 and an advance of $3.0 million was received in April 2014.  Also during the year ended December 31, 2014, we received net proceeds of $9.3 million from a registered direct offering completed in February 2014 and $2.5 million in net proceeds from common stock sold through the our ATM program.  Offsetting these amounts were payments made for withholding taxes on net share settlements of equity awards of $0.1 million and payments made for the purchase of treasury stock of $0.2 million.  On October 3, 2014, we entered into a Second Amendment to the Uranium Mining Lease and Agreement whereby, on October 6, 2014, we repurchased 7,635 shares of common stock from the Juan Tafoya Land Corporation for an aggregate purchase price of $0.2 million

Liquidity and Capital Resources

Our Consolidated Financial Statements have been prepared on a “going concern” basis, which means that the continuation of URI is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern because it is possible that we will be unable to meet our obligations as they become due within one year after the date that the financial statements were issued.

Following completion of the Anatolia Transaction, we faced liquidity challenges as we encountered difficulty raising sufficient capital as a result of weakening capital markets, particularly in the commodities sector.  In addition, we incurred higher than expected transaction costs and assumed significant unpaid trade payables from Anatolia Energy.  At December 31, 2015, our cash balances were $0.9 million and we had a working capital deficit of $8.9 million.  Contributing to the working capital deficit was the reclassification of the RCF Loan from long-term to short-term liabilities as the RCF Loan matures on December 31, 2016.  On February 4, 2016, we completed a registered direct offering whereby we sold 296,667 shares of common stock at a price of $2.82 per share.  Net proceeds, after deducting offering expenses, were $0.8 million.  The ending cash balance of $0.9 million along with the proceeds received from the registered direct offering of $0.8 million provided us with sufficient capital to fund our critical operations through March 31, 2016.  Subsequent to March 31, 2016, we expect to receive funding from the following sources:

•

Laramide Asset Sale

As discussed under “Recent Corporate Developments,” above, on November 9, 2015, we entered into an LOI with Laramide Resources for the sale of our Churchrock and Crownpoint properties in New Mexico.  Under the terms of the binding LOI, we expect to receive a cash payment of $5.25 million upon closing, currently anticipated to occur in the second quarter of 2016.

•

Option Agreement with Aspire Capital

On February 3, 2016, we entered into an option agreement with Aspire by which Aspire Capital granted us the right at any time or times prior to April 30, 2017 to require Aspire Capital to enter into up to two common stock purchase agreements (“SPAs”), each having a term of up to 24 months and collectively requiring Aspire Capital to purchase up to $10 million in the aggregate of our common stock on an ongoing basis when we require.

•

At-the-Market Sales Agreement

We have an existing ATM Sales Agreement that allows us to sell, from time-to-time, shares of our common stock in at-the-market offerings having an aggregate offering amount up to $15.0 million of which we have approximately $5.6 million available for future sales as of March 18, 2016.

While we believe the sources of capital above may provide us with sufficient liquidity to fund ongoing operations through December 31, 2016 and settle the RCF Loan upon maturity, our market capitalization, low trading volume and potential to fall below the reference price under the SPAs may make it difficult for us to fully utilize the $10.0 million and $5.6 million available under the SPAs and ATM Sales Agreement, respectively.  Therefore we believe that we will need to raise additional funding or renegotiate the terms of the RCF Loan in order to continue as a going concern.  We are currently evaluating our options with respect to the RCF Loan and also continue to explore opportunities to raise additional funds, further monetize our non-core assets and look for ways to further reduce our monthly cash expenditures.

We have been successful at raising capital in the past, most recently with the completion of the registered direct offering on February 4, 2016 for gross proceeds of $0.8 million and two registered direct offerings during 2015 which occurred on December 18, 2015 and March 6, 2015 for aggregate net proceeds of $6.1 million. In addition, we were able to successfully raise capital in 2013 and 2014 through debt and equity fundraising efforts. Specifically, the completion of a registered direct offering in February 2014 for net proceeds of $9.3 million as well as procuring a convertible secured debt facility in November 2013 that provided us with $8.0 million in cash, which debt matures in December 2016.  While we have been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs, including upon the maturity of our outstanding debt, or on terms acceptable to us. In the event funds are not available, we may be required to change our planned business strategies or we could default under our secured debt facility.

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

Property, Plant and Equipment

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected U3O8 prices (considering current and historical prices, trends and related factors), production levels, operating costs of production, availability and cost of capital and restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The significant assumptions used in determining the future cash flows for our uranium properties and uranium plant assets at December 31, 2015 included an average long-term U3O8 price of $53.90 per pound and average operating costs and capital expenditure costs based on third-party and internal cost estimates.  Estimates and assumptions used to assess recoverability of our long-lived assets and measure fair value of our uranium properties are subject to risk uncertainty.  Changes in these estimates and assumptions could result in the impairment of our long-lived assets.  Events that could result in the impairment of our long-lived assets include, but are not limited to, decreases in the future U3O8 prices, decreases in the estimated recoverable minerals and any event that might otherwise have a material adverse effect on our costs.  During 2015 and 2014, we recorded impairments of $1.0 million and $0.2 million, respectively, to reduce the carrying value of property, plant and mine equipment. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of uranium properties upon acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Uranium Resources, Inc.

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Hein & Associates LLP

Denver, Colorado

March 18, 2016

URANIUM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)

		December 31,	December 31,
	Notes	2015	2014
ASSETS

Current Assets:
Cash and cash equivalents		$ 865	$ 5,570
Short-term available-for-sale investments	3	226	-
Prepaid and other current assets		914	863
Total Current Assets		2,005	6,433

Property, plant and equipment, at cost:
Property, plant and equipment		114,496	98,454
Less accumulated depreciation, depletion and impairment		(65,684)	(65,724)
Net property, plant and equipment	3,4	48,812	32,730

Restricted cash		4,026	3,941
Long-term assets held for sale	5	2,123	-
Total Assets		$ 56,966	$ 43,104

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 3,046	$ 796
Accrued liabilities		1,569	1,680
Convertible loan net of discount - related party	6	6,154	-
Current portion of asset retirement obligations	7	121	196
Total Current Liabilities		10,890	2,672

Asset retirement obligations, net of current portion	7	4,242	3,895
Convertible loan net of discount - related party	6	-	4,345
Other long-term liabilities and deferred credits	8	800	500
Long-term liabilities related to assets held for sale	5	555	555
Total Liabilities		16,487	11,967

Commitments and Contingencies	6,7,8,12,13

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares - 4,530,211 and 2,107,400, respectively
Outstanding shares - 4,522,186 and 2,099,375, respectively	9	5	2
Paid-in capital	9, 10	258,096	233,547
Accumulated other comprehensive loss		(67)	-
Accumulated deficit		(217,297)	(202,154)
Less: Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		40,479	31,137

Total Liabilities and Stockholders' Equity		$ 56,966	$ 43,104

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)

		For the Year Ended December 31,
	Notes	2015	2014

Operating Expenses:
Mineral property expenses	4	$ (4,470)	$ (3,502)
General and administrative		(7,488)	(9,132)
Acquisition related expenses	3,13	(3,048)	-
Accretion of asset retirement obligations	7	(450)	(425)
Depreciation and amortization		(336)	(331)
Impairment of uranium properties	4	(960)	(160)
Total operating expenses		(16,752)	(13,550)

Non-Operating Income/(Expenses):
Gain on derivatives		-	2,919
Interest expense	6	(2,645)	(2,368)
Gain on disposal/exchange of uranium properties	3	4,268	2,313
Other income/(expense), net		(14)	2
Total other income		1,609	2,866

Net Loss		$ (15,143)	$ (10,684)

Other Comprehensive Loss
Unrealized fair value decrease on available-for-sale securities		(67)	-
Comprehensive Loss		$ (15,210)	$ (10,684)

BASIC AND DILUTED LOSS PER SHARE		$ (5.63)	$ (5.28)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		2,690,559	2,023,533

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total

Balances, January 1, 2014	1,651,688	$ 2	$ 216,721	$ -	$ (191,470)	$ (9)	$ 25,244
Net loss	-	-	-		(10,684)	-	(10,684)
Common stock issued, net of issuance costs	394,116	-	11,892		-	-	11,892
Common stock issued for loan interest and fees	27,151	-	840		-	-	840
Common stock issued for land obligations	10,613	-	342		-	-	342
Common stock issued for settlement of litigation	9,935	-	334		-	-	334
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	13,507	-	1,031		-	-	1,031
Conversion feature	-	-	2,497		-	-	2,497
Minimum withholding taxes on net share settlements of equity awards	-	-	(110)		-	-	(110)
Purchase of treasury stock	(7,635)	-	-		-	(249)	(249)

Balances, December 31, 2014	2,099,375	$ 2	$ 233,547	$ -	$ (202,154)	$ (258)	$ 31,137
Net loss	-	-	-	-	(15,143)	-	(15,143)
Common stock issued, net of issuance costs	559,428	1	6,391	-	-	-	6,392
Common stock issued for acquisition of Anatolia Energy	1,709,724	2	14,561	-	-	-	14,563
Common stock issued for acquisition related fees	79,841	-	743	-	-	-	743
Common stock issued for loan interest	52,861	-	722	-	-	-	722
Options issued for business combinations		-	1,308	-	-	-	1,308
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	20,957	-	950	-	-	-	950
Minimum withholding taxes on net share settlements of equity awards	-	-	(126)	-	-	-	(126)
Unrealized holding loss on available-for-sale securities	-	-	-	(67)	-	-	(67)

Balances, December 31, 2015	4,522,186	$ 5	$ 258,096	$ (67)	$ (217,297)	$ (258)	$ 40,479

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)

		For the Year Ended December 31,
	Notes	2015	2014

Operating Activities:
Net loss		$ (15,143)	$ (10,684)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	7	450	425
Amortization of debt discount	6	1,809	1,567
Amortization of convertible loan establishment fee	6	100	100
Change in fair value of derivative liability		-	(2,919)
Decrease in restoration and reclamation accrual	7	(178)	(96)
Depreciation and amortization		336	331
Stock compensation expense	10	950	1,031
Common stock issued for land obligation		-	342
Common stock issued as payment of acquisition related costs	3,13	745	-
Gain on disposal/exchange of uranium properties	3	(4,268)	(2,313)
Impairment of uranium properties	4	960	160
(Gain)/loss on disposal of fixed assets		(18)	18
Other non-cash items		-	23
Effect of changes in operating working capital items:
(Increase)/decrease in receivables		(72)	37
(Increase)/decrease in prepaid and other current assets		203	(231)
Increase in payables, accrued liabilities and deferred credits		2,107	203
Net Cash Used In Operating Activities		(12,019)	(12,006)

Cash Flows From Investing Activities:
Acquisition of Anatolia Energy, net of cash acquired	3	(1,436)	-
Purchases of equipment		(31)	(55)
Proceeds from disposal of property, plant and equipment	3	2,518	4
Net Cash Provided By/(Used In) Investing Activities		1,051	(51)

Cash Flows From Financing Activities:
Proceeds from convertible loan	6	-	5,000
Payments on borrowings		(4)	(11)
Issuance of common stock, net	9	6,393	11,880
Purchase of treasury stock, at cost		-	(249)
Payment of minimum withholding taxes on net share settlements of equity awards		(126)	(110)
Net Cash Provided By Financing Activities		6,263	16,510

Net increase/(decrease) in cash and cash equivalents		(4,705)	4,453
Cash and cash equivalents, beginning of period		5,570	1,117
Cash and Cash Equivalents, End of Period		$ 865	$ 5,570

Cash Paid During the Period for:
Interest		$ -	$ -
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Common stock issued for acquisition of Anatolia Energy		$ 14,563	$ -
Stock options issued for acquisition of Anatolia Energy		1,308	-
Common stock issued for payment of convertible loan fees and interest	5,9	722	840
Common stock issued for settlement of litigation		-	334
Total Non-Cash Investing and Financing Activities for the Period		$ 16,593	$ 1,174

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and include the accounts of URI and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. We maintain cash deposits in excess of federally insured limits. We monitor the soundness of the financial institution and believe the risk is negligible.

Available-for-Sale Investments

We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations each reporting date.  Marketable equity securities are categorized as available-for-sale and carried at fair market value on the Balance Sheet.

Unrealized gains and losses are included as a component of accumulated other comprehensive loss, unless an other-than-temporary impairment in value has occurred in which case the unrealized loss would be charged to current period loss as an impairment charge.  Unrealized gains and losses originally included in accumulated other comprehensive income are reclassified to current period net loss when the sale of securities occurs or when a security is impaired.

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

Asset Impairment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected uranium prices, production levels and operating costs of production and capital, based upon the projected remaining future uranium production from each project. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium that will be obtained after taking into account losses during processing and treatment.  In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is likely that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium prices, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

Assets held for sale

The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the Company records the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell.

Restricted Cash

At December 31, 2015 and 2014, the Company had pledged certificates of deposit and money market accounts of $4.0 million and $3.9 million, respectively, in order to collateralize performance bonds required for future restoration and reclamation obligations related to our South Texas production properties. These funds are not readily available to the Company and are not included in cash equivalents.

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy:

December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Short-term available-for sale investments	$ 226	$ -	$ -	$ 226
Restricted cash	4,026	-	-	4,026
Total assets recorded at fair value	$ 4,252	$ -	$ -	$ 4,252

December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash	$ 3,941	$ -	$ -	$ 3,941
Total assets recorded at fair value	$ 3,941	$ -	$ -	$ 3,941

Loss Per Share

Basic loss per share is computed using the weighted-average number of shares outstanding during the period.  Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2015 and 2014, we had 1,126,543 and 315,195 in potentially dilutive securities, respectively.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

The functional currency for the companies recently acquired in the Anatolia Transaction was determined to be the U.S. dollar upon completion of the acquisition since our newly acquired foreign subsidiaries are direct and integral components of URI and are dependent upon the economic environment of URI’s functional currency.  Accordingly, we have translated our monetary assets and liabilities at the period-end exchange rate and the non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period.  All translation gains and losses have been included in the current period loss.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company does not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.  We are still assessing the impact on the related disclosures.

In September 2015, FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.  These changes become effective for annual periods ending after December 15, 2015.  The Company is still assessing the impact on its consolidated financial statements and related disclosures.

2. LIQUIDITY AND GOING CONCERN

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

Following completion of the Anatolia Transaction, the Company faced liquidity challenges as it encountered difficulty raising sufficient capital as a result of weakening capital markets, particularly in the commodities sector.  In addition, the Company incurred higher than expected transaction costs and assumed significant unpaid trade payables from Anatolia Energy.  At December 31, 2015 the Company’s cash balances were $0.9 million and the Company had a working capital deficit of $8.9 million.  Contributing to the working capital deficit was the reclassification of the RCF Loan (defined in Note 6, below) from long-term to short-term liabilities as the RCF Loan matures on December 31, 2016.  On February 4, 2016, the Company completed a registered direct offering whereby it sold 296,667 shares of common stock at a price of $2.82 per share.  Net proceeds to the Company, after deducting offering expenses, were $0.8 million.  The ending cash balance of $0.9 million along with the proceeds received from the registered direct offering of $0.8 million provided the Company with sufficient capital to fund its critical operations through March 31, 2016.  Subsequent to March 31, 2016, the Company expects to receive funding from the following sources:

•

Laramide Asset Sale

On November 9, 2015, the Company entered into a letter of intent (“LOI”) with Laramide Resources for the sale of its Churchrock and Crownpoint properties in New Mexico.  Under the terms of the binding LOI, the Company expects to receive a cash payment of $5.25 million upon closing, currently anticipated to occur in Q2 2016.

•

Option Agreement with Aspire Capital

On February 3, 2016, the Company and Aspire Capital entered into an option agreement by which Aspire Capital granted it the right at any time or times prior to April 30, 2017 to require Aspire Capital to enter into up to two SPAs, each having a term of up to 24 months and collectively requiring Aspire Capital to purchase up to $10 million in the aggregate of its common stock on an ongoing basis when required by the Company.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

At-the-Market Sales Agreement

The Company has an existing ATM Sales Agreement that allows it to sell, from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering amount up to $15.0 million of which we have approximately $5.6 million available for future sales as of March 12, 2016.

While the Company believes the sources of capital above may provide sufficient liquidity to fund ongoing operations through December 31, 2016 and settle the RCF Loan upon maturity, the Company’s market capitalization, low trading volume and potential to fall below the reference price under the SPAs may make it difficult for the Company to fully utilize the $10.0 million and $5.6 million available under the SPAs and ATM Sales Agreement, respectively.  Therefore the Company believes that it will need to raise additional funding or renegotiate the terms of the RCF Loan in order to continue as a going concern.  The Company is currently evaluating its options with respect to the RCF Loan and also continues to explore opportunities to raise additional funds, further monetize its non-core assets and look for ways to reduce its monthly cash expenditures.

The Company has been successful at raising capital in the past, most recently with the completion of the registered direct offering on February 4, 2016 for gross proceeds of $0.8 million and two registered direct offerings during 2015 which occurred on December 18, 2015 and March 6, 2015 for aggregate net proceeds of $6.1 million. In addition, the Company was able to successfully raise capital in 2013 and 2014 through debt and equity fundraising efforts. Specifically, the completion of a registered direct offering in February 2014 for net proceeds of $9.3 million as well as procuring a convertible secured debt facility in November 2013 that provided us with $8.0 million in cash, which debt matures in December 2016.  While the Company has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, including upon the maturity of our outstanding debt, or on terms acceptable to the Company. In the event funds are not available, the Company may be required to change its planned business strategies or it could default under its secured debt facility.

3. ACQUISITIONS AND DISPOSALS

Acquisition of Anatolia Energy

On November 9, 2015, the Company completed its acquisition of 100% of the outstanding securities of Anatolia Energy for total consideration of $17.4 million.  The consideration was comprised of $1.5 million in cash used to fund Anatolia Energy’s operating activities prior to completion of the Anatolia Transaction, $15.9 million in common stock of the Company and listed and unlisted options in the Company.  Each ordinary share of Anatolia Energy was exchanged for 0.00548 common shares of URI and each outstanding Anatolia Energy performance share, listed option or unlisted option was converted into a performance share, listed option or unlisted option (as applicable) to acquire common shares of the Company, on the same terms and conditions as were applicable prior to the Anatolia Transaction, except that the number of shares to be received upon conversion and the exercise price were adjusted based on the fair value of the performance share, listed option or unlisted option prior to completion of the Anatolia Transaction, as to preserve the economic value of such performance share or option.  As a result, the Company issued 1,709,724 new shares, 266,742 listed options, 310,921 options and 58,286 performance shares.  The value of the Company’s stock issued as consideration was based upon the opening share price on November 10, 2015 of $9.00 for those shares issued on the NASDAQ and A$11.88 ($8.38) for those shares issued on the ASX.  The Company did not include the fair value of the performance shares in its determination of the purchase price as in accordance with accounting rules, expense should not be recognized until it is reasonably certain that the performance condition will be satisfied.  As the Company does not believe the performance condition will be satisfied prior to the date the performance shares expire, it did not include the fair value of the performance shares in the determination of the purchase price.  The results of Anatolia Energy are included in the Consolidated Statement of Operations commencing November 10, 2015.

Acquisition related costs were $3.0 million, of which $0.7 million was settled by the issuance of 79,841 shares of URI’s common stock.  Subsequent to December 31, 2015, URI issued an additional 117,097 shares of common stock as settlement of $0.7 million of required termination payments.

Anatolia Energy is an Australian entity that indirectly holds a 100% interest in the Temrezli project located in Central Turkey, which URI plans to advance to near-term production.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Anatolia Energy was accounted for as a business combination with URI deemed to be the acquirer, as, post-combination, URI continues to control the Board of Directors and senior management positions and has overall control over the day-to-day activities of the combined entity.

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration:
Cash	$ 1,497
Issuance of 1,709,724 common shares for replacement of Anatolia Energy shares	14,563
Issuance of 266,742 listed options for replacement of Anatolia Energy listed options	424
Issuance of 310,921 options for replacement of Anatolia Energy options	884
Issuance of 58,286 performance shares to replace Anatolia Energy performance shares	-
$ 17,368

Fair value of net assets acquired:
Assets:
Cash and cash equivalents	$ 61
Short-term receivables	64
Prepaid and other current assets	217
Restricted cash	85
Property, plant, equipment and uranium interests	17,992
Total assets	18,419
Liabilities:
Accounts payable and other accrued liabilities	1,051
Total liabilities	1,051
Net assets	$ 17,368

The carrying value of the current assets and liabilities assumed approximated the fair value due to the short-term nature of these items.  The fair value of the uranium properties was estimated using a discounted cash flow approach.  Key assumptions used in the discounted cash flow analysis include discount rates, mineral resources, future timing of production, recovery rates and future capital and operating costs.

The unaudited pro forma financial information below represents the combined results of the Company’s operations as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results.

	For the year ended December 31,
	2015	2014
Net loss	$ (15,203)	$ (15,601)
Basic and diluted loss per share	(5.65)	(4.08)

Purchase and Exchange Agreement with Energy Fuels

On June 26, 2015, the Company and certain of its subsidiaries entered into a Purchase and Exchange Agreement (the “PEA”) with Energy Fuels Inc. and a subsidiary of Energy Fuels Inc. (collectively, “Energy Fuels”), pursuant to which at closing on July 31, 2015 subsidiaries of URI transferred ownership of URI’s Roca Honda project, including mineral fee lands and unpatented lode mining claims in Sections 8 and 17 of Township 13 North, Range 8 West, covering approximately 1,240 acres and 3,382 acres of leased claims to Energy Fuels.  In exchange, Energy Fuels delivered to URI (i) $2.5 million in cash, (ii) 76,455 shares of Energy Fuels common stock with a fair value upon closing of $0.3 million, which were subsequently sold on February 22, 2016 for $0.2 million,  (iii) Energy Fuels’ 4% gross royalty covering 5,640 acres on seven mineral

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases in the state of Wyoming at the Kendrick and Barber areas of the Lance uranium in-situ recovery project, which is currently under construction by Peninsula Energy Limited, and (iv) unpatented lode mining claims covering 640 acres in Section 4 of Township 16 North, Range 18 West, located near Churchrock, New Mexico, which are contiguous with the Company’s Churchrock project, as well as claims in Section 34 and leases from the state of New Mexico in Sections 32 and 36, all situated in Township 17 North, Range 16 West.

URI also retained a 4% royalty on Section 17 of the Roca Honda project.  The royalty can be repurchased by Energy Fuels upon payment to URI of $5.0 million cash at any time at Energy Fuel’s sole discretion prior to the date on which the first royalty payment becomes due.

The divestiture of the Roca Honda project was accounted for as an asset disposal and the non-cash considerations received from Energy Fuels was recorded at fair value.  The fair value of the shares of Energy Fuels common stock received was determined using the closing share price of Energy Fuels stock on July 31, 2015.  The fair value of the unpatented lode mining claims and mineral leases was determined based upon the per pound value of similar transactions involving unproved uranium assets within the last three years.  The Company determined that the Lance Royalty had de minimus value and therefore determined the fair value to be nil.  The following fair value amounts were recorded as the purchase consideration:

(thousands of dollars)	Fair Value
Cash	$ 2,500
Energy Fuels Inc. common stock	293
Churchrock properties	2,123
Lance Royalty	-
Total Consideration Received	$ 4,916

The fair value of the shares of Energy Fuel’s common stock received were valued using Level 1 inputs of the fair-value hierarchy and the fair value of the unpatented lode mining claims and mineral leases were valued using Level 3 inputs of the fair-value hierarchy (as defined in Note 1 above).

During the fourth quarter of 2015, the Company identified an adjustment of $0.6 million to its previously recorded gain on the sale of the Roca Honda assets.  The Company previously did not include the carrying value of the West Endy project in its determination of the amount of the gain.  The Company recorded this out-of-period adjustment in the quarter ended December 31, 2015.  The Company assessed the materiality of this error on our current and prior period financial statements in accordance with Staff Accounting Bulletin (“SAB”) Topic 1.M and SAB Topic 1.N, and concluded the error was not material to the financial condition for the current and prior interim periods.  As a result of this error, the Company reported net income of $0.3 million for the three month period and a net loss of $8.0 million for the nine-month period ended September 30, 2015, which should have been reported as a loss of $0.3 and $8.7 million, respectively.  Additionally, the Company reported earnings per share of $0.01 for the three month period and loss per share of $0.28 per share for the nine-month period ended September 30, 2015, which should have been reported as a loss per share of $0.01 and $0.30, respectively.  The Company evaluated the impact of this error on the loss for the full fiscal year and on the trends of its earnings and determined that it did not have a material impact on either.

The Company recorded the following gain on disposal of uranium properties within its Consolidated Statement of Operations:

(thousands of dollars)
Total Consideration Received	$ 4,916
Carrying value of Roca Honda project	(648)
Gain on disposal of Roca Honda project	$ 4,268

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. PROPERTY, PLANT AND EQUIPMENT

	Net Property, Plant and Equipment at December 31, 2015
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Net book value
Uranium plant	$ -	$ 8,653	$ -	$ -	$ 8,653
Mineral rights and properties	17,968	1,513	16,996	-	36,477
Other property, plant and equipment	22	1,352	-	202	1,576
Total net book value	$ 17,990	$ 11,518	$ 16,996	$ 202	$ 46,706

	Net Property, Plant and Equipment at December 31, 2014
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Net book value
Uranium plant	$ -	$ 8,921	$ -	$ -	$ 8,921
Mineral rights and properties	-	2,313	19,750	-	22,063
Other property, plant and equipment	-	1,490	-	256	1,746
Total net book value	$ -	$ 12,724	$ 19,750	$ 256	$ 32,730

Uranium Properties

Temrezli Project

As discussed in Note 3 above, the Temrezli project was acquired as part of the Anatolia Transaction.  The Company controls six licenses that make up the Temrezli project area that were granted to our Turkey-based subsidiary Adur Madencilik Ltd Sti. by the Turkish General Directorate of Mining Affairs.  The granted licenses cover an area of about 13,490 acres.  We hold these licenses through the payment of fees to the Turkish government and the fulfillment of certain physical work obligations on an annual basis.  Uranium production from the licenses is subject to the payment of a sliding scale royalty, ranging from 2% to 16% depending upon the sales price of uranium, as defined by Turkish mining law.  The sliding scale royalty payments are to be made to certain agencies of the local and Turkish governments.  A further 1% royalty is payable to the General Directorate of Mining Affairs, who discovered the Temrezli uranium deposit.

Kingsville Dome Project

The Kingsville Dome project consists of mineral leases from private landowners on about 2,434 gross and 2,227 net acres located in central Kleberg County, Texas. The leases provide for payment to the landowners of royalties based upon a percentage of uranium sales of 6.25% to 9.375%. The leases have expiration dates ranging from 2000 to 2007 however, we hold most of these leases by production and with a few minor exceptions all the leases contain clauses that permit us to extend the leases not held by production by payment of an annual per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rosita Project

The Rosita project consists of mineral leases from private landowners on about 3,377 gross and net acres located in north-central Duval County, Texas. The Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net acres located in Duval County near the Company’s Rosita project. The leases provide for the payment to the landowners of sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. The leases have primary and secondary terms to 2015, and provisions to extend the leases for an additional twenty years. We are holding these leases by payment of rentals ranging from $10 to $30 per acre.

Vasquez Project

The Vasquez project is comprised of a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expired in February 2008; however we hold the lease by production and reclamation activities. The lease provides for the payment to the landowner royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

Butler Ranch Project

As discussed in Note 3 above, the Butler Ranch exploration project was acquired as part of the Company’s Asset Exchange Agreement.  The property is comprised of nine fee leases that cover an area of about 2,653 gross or 2,592 net acres of mineral rights. We can hold the leases by payment of annual rental fees, ranging from $10 to $25 per acre. Each of the leases makes provision for the payment of royalties of 10% of sales to the property owners. Leases have initial terms of 8 to 10 years and have provisions to “hold by drilling” and identifying uranium mineralization on the specific properties.

Churchrock Project

The Churchrock project encompasses about 3,458 gross and net acres. The properties that comprise the Churchrock project are located in McKinley County, New Mexico and consist of three targets, known as Section 8, Section 17 and Mancos. None of these targets lies within the area generally recognized as constituting the Navajo Nation. We own the mineral estate in fee for both Section 17 and part of the the Mancos target (Sections 7 and 13). We also own patented and unpatented lode mining claims on the Section 8 target and unpatented lode mining claims on the remainder of the Mancos target.  The assets and liabilities associated with the Churchrock project have been classified as held-for-sale as of December 31, 2015 and 2014. See Note 5 below.

The surface estate on Section 17, Mancos Section 13 and Mancos Section 7 is owned by the U.S. Government and held in trust for the Navajo Nation (the “Nation”). On those sections we have royalty obligations ranging from 5% to 6 1/4% and a 2% overriding royalty obligation to the Nation for surface use agreements. The total royalties on Section 8 depend on the sales’ price of uranium. All of the Churchrock properties are subject to the payment of a sliding-scale (based upon the selling price of uranium) that ranges up to 25%, and in aggregate royalties are potentially as much as 33% at the current price of uranium.

Crownpoint Project

The Crownpoint project is located in the San Juan Basin, 22 miles northeast of the Company’s Churchrock project and 35 miles northeast of Gallup, New Mexico, adjacent to the town of Crownpoint. The Crownpoint project consists of 640 gross and 556 net acres. The Company holds the mineral rights in the northwest 1/4 of Section 9, Township 17 North, Range 13 West with 9 unpatented lode mining claims, and the mineral rights in the southwest 1/4 of Section 24, Township 17 North, Range 13 West with 10 unpatented lode mining claims. In the southeast 1/4 of Section 24, Township 17 North, Range 13 West, the Company owns in fee a 40% interest in the minerals on approximately 140 acres and hold 100% of the minerals on 20 additional acres with two unpatented lode mining claims. In the northeast 1/4 of Section 25, Township 17 North, Range 13 West, the Company holds the minerals with eight unpatented lode mining claims. The unpatented lode mining claims are held through the payment of an annual maintenance fee of $155 per claim to the BLM. While the rights to the minerals on the unpatented lode mining claims are subject to annual renewal through the payment of the annual maintenance fees, the rights to the minerals on the fee-owned lands are not subject to any renewal process as long as the Company maintains its ownership of the subject property. The assets and liabilities associated with the Crownpoint project have been classified as held-for-sale as of December 31, 2015 and 2014. See Note 5 below.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cebolleta Project

In connection with the merger of Neutron (and its wholly-owned subsidiary Cibola Resources LLC (“Cibola”)) we acquired the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a privately held land grant, to lease the Cebolleta Project, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta Project; (ii) initial payments to the Cebolleta Land Grant of $5.0 million; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5.0 million referred to in (ii) above, and (b) not more than $1.5 million in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $0.5 million; (v) gross proceeds royalties from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides Cibola with the right to explore for, mine, and process uranium deposits present on the Cebolleta Project. In February 2012, Cibola entered into an Amendment of its Mining Lease Agreement (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2015. In addition, the date may be further extended subject to a reduction in the $6.5 million initial payment and annual advance royalty payments deduction to the recoverable reserve payment.

Juan Tafoya Project

In connection with the merger with Neutron we acquired the fee interest in 4,097 acres in northwestern New Mexico of fee (deeded) surface and mineral rights owned by the Juan Tafoya Land Corporation (“JTLC”). The Juan Tafoya Project is located approximately 45 miles west-northwest of the city of Albuquerque, and 25 miles northeast of the town of Laguna. The lease has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the property. Additionally, the lease required: (i) an initial payment of $1.25 million; (ii) annual rental payments of $0.2 million for the first five years of the lease and $0.3 million for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the then current price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or its heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya property and (vii) funding of a scholarship program for the shareholders of the JTLC or its heirs. The Company is obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JT Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya property, or (c) the deposit is deemed uneconomical by an independent engineering firm.

Impairment of Property, Plant and Equipment

The Company recorded the following impairment charges for 2015 and 2014 related to its uranium projects and processing facilities:

	For the years ended December 31,
	2015	2014

Kingsville Dome project	$ 160	$ 160
Alta Mesa Este project	800	-
Total Impairment	$ 960	$ 160

The Company’s recorded impairment charge for 2015 and 2014 of $0.2 million on its Kingsville Dome project was due to the physical deterioration of its processing plant equipment resulting from the plant’s idled status and its proximity to the Texas coastline.  The net carrying value of the Kingsville Dome plant equipment after impairment is $0.2 million which is calculated as $2.2 million book value less a $2.0 million liability related to dismantling and decontaminating.  The Company also used a third-party estimate of resale value to determine that no further impairment was needed as the Company’s third-party estimate of resale value exceeded the $0.2 million net carrying value of the Kingsville Dome plant equipment.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s recorded impairment charge for 2015 of $0.8 million on its Alta Mesa Este project was the result of URI’s Board of Directors and management determining that recent exploration results indicated that the Alta Mesa Este Project should be terminated.  As a result, the carrying value of the Alta Mesa Este Project was written down to nil.

Mineral Property Expenses

During the years ending December 31, 2015 and 2014, the Company’s mineral property expenses were $4.5 million and $3.5 million, respectively.  Included within mineral property costs are standby costs for our three idled South Texas ISR projects along with holding and evaluation costs for all properties.  The Company spent the following amounts for each of its material properties:

	For the years ended December 31,
	2015	2014
	(thousands of dollars)
Temrezli project, Turkey	$ 407	$ -
Total Turkey projects	407	-

Kingsville Dome project, Texas	812	862
Rosita project, Texas	711	817
Vasquez project, Texas	510	518
Butler Ranch project, Texas	443	32
Other projects, Texas	553	12
Total Texas projects	3,029	2,241

Crownpoint project, New Mexico	5	5
Churchrock project, New Mexico	21	109
Cebolleta project, New Mexico	537	571
Juan Tafoya project, New Mexico	384	413
Other projects, New Mexico	87	163
Total New Mexico projects	1,034	1,261

Total expense for the period	$ 4,470	$ 3,502

5. ASSETS HELD FOR SALE

On November 9, 2015, we entered into a letter of intent with Laramide Resources for the sale of our Churchrock and Crownpoint properties in New Mexico. Under the terms of the letter of intent, URI and certain of our subsidiaries have agreed, subject to the execution of definitive documentation, to transfer ownership of the Churchrock and Crownpoint properties to Laramide Resources or its subsidiaries. Laramide Resources will assume any liabilities related to reclamation and remediation on the subject lands. Definitive documentation on the terms above is expected to be executed in the first quarter of 2016 with closing of the transaction expected to occur during the first half of 2016, subject to customary conditions, including applicable regulatory approvals.  As a result, the assets and liabilities associated with the Churchrock and Crownpoint projects have been classified as held for sale as of December 31, 2015 and 2014, for comparative purposes.  As the Company recently acquired a portion of the Churchrock project from Energy Fuels Inc, and recorded the assets at a fair value of $2.1 million, no further fair value adjustment was necessary.  The remaining Churchrock project mineral rights and the Crownpoint project mineral rights assets were previously impaired and the carrying value is nil.

6. CONVERTIBLE LOAN, RELATED PARTY

On November 13, 2013, the Company entered into a loan agreement (the “RCF Loan”) with Resource Capital Fund V L.P. (“RCF”), whereby RCF agreed, subject to the terms and conditions set forth in the RCF Loan, to provide a secured convertible loan facility of up to $15.0 million to the Company, which was subsequently amended on April 29, 2014 to reduce the amount available thereunder from $15.0 million to $8.0 million, which has been fully drawn.  Amounts drawn under the RCF Loan mature on December 31, 2016 and bear interest at 10% per annum, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash. The number of shares to be issued as payment for interest is determined based upon the VWAP of the Company’s common stock for the 20 trading days preceding the last day of each quarter.  Accordingly, the Company issued the following shares during 2015 related to interest expense:

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount	Shares of common stock issued	VWAP	Date of issuance
	(thousands of dollars, except share data)
Q4 2014 Interest payment	$ 199	8,576	$ 23.3208	January 2, 2015
Q1 2015 Interest payment	181	11,371	$ 17.5872	April 1, 2015
Q2 2015 Interest payment	161	14,159	$ 14.1252	July 2, 2015
Q3 2015 Interest payment	181	18,755	$ 10.6632	October 1, 2015
Total	$ 722	52,861

As of December 31, 2015, interest expense of $0.2 million relating to the three months ended December 31, 2015 was included in accrued liabilities on the Company’s Consolidated Balance Sheets.

The Company’s obligations under the RCF Loan are secured by pledges on the equity interests of the Company’s subsidiaries and a lien on substantially all of the assets of the Company and its subsidiaries. The Company may prepay all or any portion of the amounts drawn under the RCF Loan without penalty, subject to a minimum prepayment amount of $5.0 million or (if lower) the full amount then outstanding. Prepaid amounts may not be redrawn. The loan agreement contains customary representations, warranties, covenants and events of default and grants RCF the right to nominate two nominees to the Company’s Board of Directors so long as any obligations remain outstanding under the RCF Loan.

RCF may convert amounts drawn under the RCF Loan into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price was initially set at $31.20 per share and was subject to customary anti-dilution adjustments and further downward adjustment, subject to a floor of $12.00 per share, in the case of certain equity issuances by the Company before November 13, 2014.

Prior to the expiration of an anti-dilution clause in 2014, the conversion feature was considered to be an embedded derivative. The initial fair value measurement of the derivative liability as determined on the date of each advance was previously recognized as a debt discount and is amortized over the life of the RCF Loan.

The following table represents the key components of the RCF Loan:

	December 31,	December 31,
	2015	2014
	(thousands of dollars)
Debt principal	$ 8,000	$ 8,000
Unamortized discount	(1,846)	(3,655)
Carrying value of convertible loan, end of period	$ 6,154	$ 4,345

For the periods ended December 31, 2015 and 2014, the Company recorded amortization of debt discount of $1.8 million and $1.6 million, which has been included in interest expense in the Company’s Consolidated Statement of Operations.

As of March 18, 2016, RCF owned approximately 0.7 million shares or 13.9% of the Company’s outstanding common stock. If RCF were to convert the entire $8.0 million outstanding under the Loan Agreement, RCF would receive 256,410 shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to approximately 18.0%.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ASSET RETIREMENT OBLIGATION

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

Changes to the Company’s asset retirement obligation are summarized below:

	December 31,	December 31,
	2015	2014
	(thousands of dollars)
Balance, beginning of period	$ 4,196	$ 3,834
Additions, changes in estimates and other	—	136
Liabilities settled	(178)	(199)
Included in liabilities held for sale	(105)	(105)
Accretion expense	450	425
Balance, end of period	4,363	4,091
Less: Current portion	(121)	(196)
Non-current portion	$ 4,242	$ 3,895

As of December 31, 2015, the Company’s asset retirement obligation was fully secured by surety bonds totaling $9.2 million, which were partially collateralized with restricted cash totaling $3.9 million.

8. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2015	2014
Royalties payable(1)	$ 500	$ 500
UNC purchase contract(2)	300	—
Crownpoint property(1)	—	450
	$ 800	$ 950

_________________

(1)

Royalties payable and Crownpoint property liability were derived during prior years of production. Liabilities do not accrue interest or have a stated maturity date.  Additionally, as the Company currently has entered into a binding letter of intent to sell the Crownpoint property, the $450,000 liability has been included in liabilities held for sale as of December 31, 2015.

(2)

On November 5, 2015, the Company and UNC agreed to amend the terms of the Data Purchase Agreement.  As a result, the $0.4 million payment due on August 18, 2015 under the original agreement has been extended and is payable in quarterly installments, bearing interest of 5% per annum, over a period of four years beginning on January 1, 2016.  The Company has classified $0.1 million as short-liabilities and the remaining $0.3 million as a long-term liability.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS’ EQUITY

Common Stock Issued, Net of Issuance Costs

Registered Direct Offerings

On December 18, 2015, URI completed a registered direct offering for gross proceeds of $1.0 million.  Net proceeds to URI, after deducting agent fees and offering expenses, were $0.7 million.  URI sold 208,332 shares of common stock at a price of $4.80 per share.

On March 6, 2015, URI completed a registered direct offering for gross proceeds of $6.0 million.  Net proceeds to URI, after deducting agent’s fees and offering expenses, were $5.4 million.  URI sold 333,333 units at a price of $18.00 per unit, with each unit comprised of one share of URI’s common stock and a warrant to purchase 0.55 shares of common stock at an exercise price of $24.00 per whole share.  The warrants are exercisable for a period of five years beginning on the six-month anniversary of original issuance and ending on a date that five years after the first date of exercisability.

At-The-Market Sales

On October 31, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG LLC (the “ATM Sales Agreement”), a major global securities trading firm that acts as our sales agent. Under the ATM Sales Agreement, the Company may from time to time sell shares of its common stock having an aggregate offering price up to $15.0 million in “at-the-market” offerings, which shares are registered under the Company’s currently effective registration statement on Form S-3. The Company filed a prospectus supplement dated November 17, 2015 with the Securities and Exchange Commission in connection with the offering, relating to shares of its common stock having an aggregate offering price of up to $6.0 million. The Company pays BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement.

During the year ended December 31, 2015 the Company sold 17,763 shares of common stock for net proceeds of approximately $0.3 million under the ATM Sales Agreement.  Subsequent to December 31, 2015, the Company sold 105,195 shares of common stock for net proceeds of approximately $0.4 million under the ATM Sales Agreement.  As of March 18, 2016, approximately $5.6 million of the aggregate $15.0 million remained available for future sales under the ATM Sales Agreement.

Common Stock Issued for Acquisition of Anatolia Energy

As discussed in Note 3 above, the Company issued 1,709,724 shares of common stock in exchange for 100% of the outstanding shares of Anatolia Energy as part of the purchase consideration paid to acquire Anatolia Energy.

Common Stock Issued Acquisition Related Fees

In November 2015, the Company issued 79,841 shares with an average fair market value per share of $9.36 based on the closing price on the date of issuance to RCF Management (see Note 13 below) and Insight Transportation as satisfaction of $0.7 million in fees related to the Anatolia Transaction discussed in Note 3 above.  Subsequent to December 31, 2015, the Company issued an additional 117,097 shares with a fair market value per share of $6.00 as satisfaction of $0.7 million in required termination payments related to the Anatolia Transaction.

Common Stock Issued for Loan Interest and Fees

As discussed in Note 6 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the Loan Agreement.  For the year ended December 31, 2015, the Company issued 52,861 shares of common stock for the payment of $0.7 million in interest and fees.  Subsequent to December 31, 2015, the Company issued 38,086 shares of common stock for the payment of $0.2 million in interest relating to the three months ended December 31, 2015.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Listed Options

As discussed in Note 3 above, the Company issued 266,742 listed options as replacement for 100% of the outstanding listed options of Anatolia Energy as part of the purchase consideration paid to acquire Anatolia Energy.  These listed options trade on the Australian Stock Exchange under the ticker symbol URIO and entitle each holder to convert their option into a share of common stock of the Company at an exercise price of $24.96 on or before the expiry date of June 15, 2017.  The Company calculated the fair value of the listed options using the Black-Scholes method using the following assumptions:

Expected volatility	90%
Risk-free interest rate	0.87%
Expected life (years)	1.60
Dividend yield	N/A

10. STOCK BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units, restricted stock awards and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons.  The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is 1,000,000 shares of common stock, plus unissued shares under the prior plans.  Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Company (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years.  The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee.

As of December 31, 2015, 44,593 shares of common stock were available for future issuances under the 2013 Plan.  For the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation cost of $0.9 million and $1.0 million, respectively, which has been included in general and administrative expense.

In addition, upon completion of the Anatolia Transaction, the Company issued 374,749 replacement options and performance shares to the option holders and performance share holders of Anatolia Energy.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the Anatolia Transaction.

Bonus Shares

In March 2015, in accordance with the Company’s 2013 Plan, the Company awarded its executives bonuses that were paid out in common stock of the Company.  The bonus shares were valued using the closing share price of the Company’s common stock on the date of grant.  The bonus shares vested immediately and had a grant date fair value of $0.3 million.

Stock Options

The following table summarizes stock options outstanding and changes during the years ended December 31, 2015 and 2014:

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,		December 31,
	2015		2014
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	13,388	$ 302.16	25,781	$ 237.00
Granted	314,086	14.21	-	-
Expired	(1,075)	356.93	(11,227)	144.84
Canceled or forfeited	-	-	(1,166)	375.72
Stock options outstanding at end of period	326,399	$ 24.89	13,388	$ 302.16
Stock options exercisable at end of period	316,005	$ 25.16	9,611	$ 405.72

The following table summarizes stock options outstanding and exercisable by stock option plan at December 31, 2015:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Stock Options Outstanding	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
2004 Plan	5,790	$ 121.20	4,263	$ 152.89
2004 Directors' Plan	6,107	482.34	5,899	497.57
2013 Plan	416	35.88	208	35.88
Replacement Stock Options	314,086	14.21	305,635	14.26
	326,399	$ 24.89	316,005	$ 25.16

The fair value of the replacement options granted upon completion of the Anatolia Transaction was estimated as of November 9, 2015 using the Black-Scholes option pricing model using the following assumptions:

Expected volatility	90% - 100%
Risk-free interest rate	0.51% - 1.72%
Expected life (years)	0.89 – 4.20
Dividend yield	N/A

Stock Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Expected price volatility is based on the historical volatility of our common stock.  Changes in the subjective input assumptions can materially affect the fair value estimate.  The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2015 was $27,508, which is expected to be recognized over a weighted-average period of 0.53 years.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes RSU activity for the years ending December 31, 2015 and 2014:

	December 31,		December 31,
	2015		2014
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	45,397	$ 34.12	23,329	$ 39.69
Granted	-	-	35,989	31.36
Forfeited	(1,667)	32.20	(2,480)	40.54
Vested	(11,024)	34.04	(11,441)	35.38
Unvested RSUs at end of period	32,706	$ 34.25	45,397	$ 34.12

Total estimated unrecognized compensation cost from unvested RSUs as of December 31, 2015 was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 2.47 years.

Restricted Stock Awards

Time-based and performance-based RSAs are valued using the closing share price of the Company’s common stock on the date of grant. Vesting based on performance criteria is generally based on the Company’s performance as determined by the Compensation Committee at each vesting date, and the valuation of such grants assumes full satisfaction of all performance criteria. Employee participants who receive restricted stock awards have all of the rights of a shareholder, including the right to vote shares of restricted stock that are the subject of the grant and the right to receive any regular cash dividends paid out of current earnings.

The following table summarizes RSA activity during the years ended December 31, 2015 and 2014:

	December 31,		December 31,
	2015		2014
	Number of RSAs	Weighted-Average Grant Date Fair Value	Number of RSAs	Weighted-Average Grant Date Fair Value
Unvested RSAs at beginning of period	2,223	$ 62.65	4,508	$ 65.87
Forfeited	(104)	80.40	(466)	64.66
Vested	(753)	101.26	(1,819)	70.11
Unvested RSAs at end of period	1,366	$ 40.01	2,223	$ 62.65

The total estimated unrecognized compensation cost from the unvested RSA grants at December 31, 2015 was $2,600, which is expected to be recognized over the weighted-average vesting period of 0.15 years.

Performance Shares

The Company issued 58,286 replacement performance shares upon completion of the Anatolia Transaction.  These performance shares entitle each holder to convert their performance share into a share of the Company’s common stock upon the Company declaring a mineral resource estimate for the Temrezli project of at least 15.0 million lbs.  As the Company does not anticipate this performance condition will be met prior to the February 10, 2016 expiry date, the Company did not recognize the fair value of these performance shares.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FEDERAL INCOME TAXES

The Company recognizes future tax assets and liabilities for each tax jurisdiction based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates expected to be in effect when the taxes are paid or recovered. A valuation allowance is provided against net future tax assets for which the Company does consider the realization of such assets to meet the required “more likely than not” standard.

The Company’s future tax assets and liabilities at December 31, 2015 and 2014 include the following components:

	December 31,
	2015	2014
Deferred tax assets:
Non-Current:
Net operating loss carryforwards	$ 80,491	$ 71,882
Mineral properties	13,970	11,375
Capital loss carryforwards	618
Restoration reserves	1,478	1,360
Capitalized transaction costs	1,145	-
Other	946	199
Deferred tax assets	98,648	84,816
Valuation allowance	(96,203)	(82,435)
Net deferred tax assets	2,445	2,381
Deferred tax liabilities:
Current:
Prepaids and other	68	100
	68	100
Non-Current:
Derivatives	(956)	(956)
Property, plant and equipment	(1,557)	(1,525)
	(2,513)	(2,481)
Deferred tax liabilities	(2,445)	(2,381)
Net deferred tax asset (liability)	$ -	$ -

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2015	2014

United States	$ 87,304	$ 82,435
Australia	11,066	-
Turkey	(2,167)	-
Total valuation allowance	$ 96,203	$ 82,435

The valuation allowance increased $13.8 million from the year ended December 31, 2014 to the year ended December 31, 2015. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (“NOLs”), differences between the fair value amounts recorded for the Anatolia Transaction and the carryover tax basis, equity based compensation, and exploration spending on mineral properties. Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

At December 31, 2015, we had U.S. net operating loss carryforwards of approximately $219.2 million, which expire from 2018 to 2035. This included approximately $32.8 million in net operating loss carryforwards associated with the Neutron merger. In addition, at December 31, 2015 we had Australian net operating loss carryforwards associated with the Anatolia Transaction of approximately $13.3 million, which are available indefinitely, subject to continuing to meet relevant statutory tests, and net operating loss carryforwards in Turkey of approximately $1.2 million, which expire from 2016 to 2019.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the U.S. net operating loss carryforwards. Following the issuance of the Company’s Common Stock in 2001, the Neutron merger in 2012 and the Anatolia Transaction in 2015, the ability to utilize the net operating loss carryforwards will be severely limited on an annual and aggregate basis. A formal Section 382 study has not been completed, therefore the actual usage of US net operating loss carryforwards has not been determined. Similar limitations apply to the state net operating loss carryforwards related to the Neutron acquisition.

For financial reporting purposes, loss from operations before income taxes consists of the following components:

	For the calendar year ended December 31,
	2015	2014

United States	$ (14,858)	$ (10,684)
Australia	(76)	-
Turkey	(209)	-
	$ (15,143)	$ (10,684)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2015	2014
Net loss	$ (15,143)	$ (10,684)
Statutory tax rate	34%	34%
Tax recovery at statutory rate	(5,149)	(3,633)
Foreign tax rate	(33)	—
Mineral property adjustments	(2,394)	1,975
Foreign deferred costs and other adjustments	(800)	12
Operating loss carryforward adjustment	(5,488)	(2,251)
Nondeductible write-offs	96	6
Change in valuation allowance	13,768	3,891
Income tax expense (recovery)	$ -	$ -

We do not have any uncertain tax positions. Should we incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of the interest expense and operating expense, respectively.

Uranium Resources, Inc., and its wholly owned subsidiaries, files in the U.S. federal jurisdiction and various state jurisdictions. Anatolia Energy Limited and Anatolia Uranium Pty Ltd file in the Australian jurisdiction and Adur Madencilik files in the Turkish jurisdiction.

The years still open for U.S. audit are generally the current year plus the previous three. However, because we have NOLs carrying forward, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax losses carried forward to open years.

12. COMMITMENTS AND CONTINGENCIES

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales Contracts

In March 2006, the Company first amended its sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A.,Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one- half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding two specifically identified large ranch properties in South Texas). Uranium deliveries from the inception of the contracts through December 31, 2015 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

In July 2013, the Company amended its uranium supply contract with Itochu to include a new sales pricing structure, new delivery dates and quantity levels. Pursuant to the amended agreement, Itochu would purchase one-half of all production from the Company’s Vasquez, Rosita or Kingsville properties up to three million pounds of U3O8. Any new production outside of Texas is not subject to the agreement. The purchase price will be based on published market prices at the time of delivery subject to a five percent discount when the market price is $56.50 per pound of U3O8 or less, or seven percent when greater than $56.50 per pound.  Under the UG contract all production from our Texas properties will be sold at a price equal to the month-end long-term contract price for the second month prior to the month of delivery less $6 per pound until (i) 600,000 pounds have been sold in a particular delivery year and (ii) an aggregate of 3 million pounds of uranium has been sold. After the 600,000 pounds in any year and 3 million pounds total have been sold, UG will have a right of first refusal to purchase other Texas production at a price equal to the average spot price for a period prior to the date of delivery less 4%.

13. RELATED PARTY TRANSACTION

On August 11, 2015, the Company entered into a Management Support Agreement (“MSA”) with RCF Management L.L.C., a related company of RCF (“RCFM”), whereby RCFM and the Company agreed that it would be beneficial for RCFM to utilize its experience and knowledge in mining and management to assist the Company with the development of the Temrezli project.  Under the terms of the agreement, RCFM will provide guidance to the Company on the development of the Temrezli project, from time to time, as the Company requires.  As consideration, the Company will compensate RCFM for the services rendered under the MSA with three payments of $0.5 million, each due upon completion of the following milestones:

•

Completion of the Anatolia Transaction;

•

Completion of a Board of Directors approved study suitable to initiate construction on the Temrezli project; and

•

Completion of project financing for the Temrezli project.

The payments to RCFM will be made in cash or shares of the Company’s common stock, at the Company’s discretion.  The number of shares of common stock to be issued will be calculated by dividing the payment amount by 90% of the average of the VWAP during the 20 consecutive trading days ending on the trading day immediately prior to the applicable milestone achievement date.

On November 11, 2015, as a result of the completion of the Anatolia Transaction, and in accordance with the MSA, the Company issued 58,865 shares of common stock to RCFM.  The fair market value of these shares on the date of issuance was $0.6 million which was based on the closing price on the date of issuance of $9.48.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment, consisting of uranium exploration and development activities.  These activities are focused principally in the United States and the Republic of Turkey.  We reported no revenues during the years ended December 31, 2015 and 2014.  Geographic location of property, plant and equipment, including mineral rights, and mineral property expenses,  is provided in Note 4, above.

15. SUBSEQUENT EVENT

Registered Direct Offering

On February 3, 2016, URI and Aspire Capital entered into a stock purchase agreement whereby URI sold 296,666 shares of its common stock in a registered direct offering for gross and net proceeds of $0.8 million.  There were no underwriting discounts or placement agent fees.

Option Agreement with Aspire Capital

On February 3, 2016, URI and Aspire Capital, entered into an option agreement by which Aspire Capital granted us the right at any time or times prior to April 30, 2017 to require Aspire Capital to enter into up to two common stock purchase agreements, each having a term of up to 24 months and collectively requiring Aspire Capital to purchase up to $10 million in the aggregate of our common stock (or such lesser amount as we may determine) on an ongoing basis when required by URI. As consideration for Aspire Capital entering into the option agreement, we issued 75,000 shares of our common stock to Aspire Capital.

Special Meeting of Stockholders

URI held a special meeting of stockholders at which our stockholders approved an amendment to the our Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock by a ratio of not less than 1-for-2 and not more than 1-for-20, such ratio to be determined in the discretion of the Board of Directors at any time on or before July 31, 2016. URI also received stockholder approval for a reduction in the number of authorized shares of our common stock if the reverse stock split is implemented. The special meeting, as previously adjourned, was held on February 11, 2016.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This evaluation was based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

 Effective March 16, 2016, Patrick N. Burke joined the Board of Directors as an independent director.  See Part III, Item 10 of this Annual Report on Form 10-K for additional information regarding Mr. Burke.

Also effective March 16, 2016, Terence J. Cryan and Mark K. Wheatley resigned from the Board of Directors.  Neither of their decisions to resign from the Board was the result of any disagreement with the Company on any matter relating to its operations, policies or practices.  Mr. Cryan, who became the President and Chief Executive Officer of Global Power Equipment Group Inc. in March 2015, resigned to devote more time to such position. Mr. Wheatley resigned as a result of his obligations on other boards of which he is a member.

As a result of the developments described above, effective March 16, 2016, Christopher M. Jones was appointed as the interim Chairman of the Board and the committees of the Company’s Board of Directors consist of the following members:

•

Audit Committee: Marvin K. Kaiser (Chairman), Tracy A. Stevenson and Patrick N. Burke.

•

Compensation Committee: Tracy A. Stevenson (Chairman), Marvin K. Kaiser and Patrick N. Burke.

•

Nominating and Corporate Governance Committee: Marvin K. Kaiser (Chairman), Tracy A. Stevenson and Patrick N. Burke.

•

Health, Safety, Environment and Public Affair Committee: Christopher M. Jones (Chairman), Tracy A. Stevenson and Patrick N. Burke.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS OF THE COMPANY

Our Board currently consists of four directors. The directors hold office from election until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their death, resignation or removal.

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

Name	Age	Director Since	Primary Occupation
Christopher M. Jones	57	2013	Interim Chairman of the Board, President and Chief Executive Officer, Uranium Resources, Inc.
Marvin K. Kaiser	74	2007	Founder, Whippoorwill Consulting LLC
Tracy A. Stevenson	65	2013	Founding Member of Bedrock Resources, LLC
Patrick N. Burke	46	2016	Managing Director, Rowan Hall Capital

Christopher M. Jones

President and Chief Executive Officer

Interim Chairman of the Board, Chairman of the Health, Safety, Environment and Public Affairs Committee

Christopher M. Jones has served as President and Chief Executive Officer and a director since April 2013 and was appointed as the interim Chairman of the Board in March 2016. Mr. Jones has more than 30 years' experience in the mining industry and was most recently President, Chief Executive Officer and a director of Wildcat Silver Corporation from August 2008 to May 2012, where he and his team effectively doubled the size of Wildcat Silver's resources twice using proven metallurgical technologies. Prior to that, Mr. Jones was the Chief Operating Officer and the Mining General Manger at Albian Sands Energy from April 2004 to June 2008. Mr. Jones also held management positions at RAG Coal West Inc., Phelps Dodge Sierrita Corp. and Cyprus Amax Coal Company. He is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers and is a Professional Engineer registered in Utah and Alberta. Mr. Jones received a Bachelor of Science degree in Mining Engineering at the South Dakota School of Mines and a Master of Business Administration degree from Colorado State University.

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

Marvin K. Kaiser

Chairman of the Audit and the Nominating and Corporate Governance Committees and Member of the Compensation Committee

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

Tracy A. Stevenson

Chairman of the Compensation Committee and Member of the Audit, Nominating and Corporate Governance and Health, Safety, Environment and Public Affairs Committees

Tracy A. Stevenson has served as a director since December 2013. Mr. Stevenson has served as a director of Vista Gold Corp. since November 2007 and previously served as a director of Ivanhoe Mines Ltd. from May 2010 to April 2012 and as a director of Quaterra Resources Inc. from 2007 to 2013, where he was its Non-Executive Chairman from February 2008. Mr. Stevenson is a Certified Public Accountant (inactive), graduated magna cum laude with a Bachelor of Science degree in Accounting from the University of Utah and spent four years with a predecessor of the firm PricewaterhouseCoopers LLP.

Mr. Stevenson's extensive experience in finance as a founding member of a financial advisory firm, as a Certified Public Accountant and in executive roles at other companies in the mining industry enables him to provide valuable counsel to the Company on financial matters and business opportunities related to the Company's business strategy. In addition, Mr. Stevenson's board service at other companies in the mining industry provides him deep industry knowledge and allows him to provide important corporate governance insight to the Company.

Patrick N. Burke

Member of the Audit, Compensation, Nominating and Corporate Governance and Health, Safety, Environment and Public Affairs Committees

Patrick N. Burke has served as a director since March 2016. Mr. Burke serves as a director for ASX listed ATC Alloys Limited (formerly Hazelwood Resources Limited), and has acted as a Director for a number of ASX and AIM listed small to mid-cap resources companies over the past ten years.  Mr. Burke holds a Bachelor of Laws degree from the University of Western Australia and has extensive legal and corporate advisory experience developed over more than twenty two years working in law firms, corporate advisory firms and with various companies.

Mr. Burke’s legal expertise in corporate, commercial and securities law and his fulsome experience as a director at other companies over the past decade enable him to provide counsel to the Company on strategic planning, corporate governance, potential capital raising and mergers and acquisitions.

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

Arrangements Regarding Election of Directors

Under a Stockholders' Agreement between RCF and the Company dated March 1, 2012, as subsequently modified by a Bridge Loan Agreement between the Company and RCF dated December 17, 2012 and the RCF Loan dated November 13, 2013, which was subsequently amended on April 29, 2014 and November 5, 2014, the Company and RCF have the following arrangements regarding the election of directors: (i) so long as RCF and its affiliates own or hold shares of URI common stock which in the aggregate exceed 10% of the Company's issued and outstanding common stock, RCF will be entitled to have one designee placed in nomination for a seat on the Company's Board of Directors; (ii) so long as RCF and its affiliates own or hold shares of URI common stock which in the aggregate exceed 25% of the Company's issued and outstanding common stock, RCF will be entitled to have an additional designee placed in nomination for a seat on the Company's Board of Directors; and (iii) so long as any obligations remain outstanding under the RCF Loan, RCF has the right to nominate two individuals to serve of the Company's Board of Directors. Tracy A. Stevenson currently serve as RCF's designees to the Company's Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers serve at the discretion of the Board of Directors. All officers are employed on a full-time basis.

Name	Age	Position
Christopher M. Jones	57	President and Chief Executive Officer
Jeffrey L. Vigil	63	Vice President – Finance and Chief Financial Officer
Dean T. (Ted) Wilton	68	Vice President and Chief Geologist
Dain A. McCoig	36	Vice President – South Texas Operations

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

DEAN T. (TED) WILTON joined the Company in April 2012 as Vice President and Chief Geologist. Mr. Wilton, who has over 40 years of experience in the mining industry, is responsible for the development and implementation of exploration and delineation policies related to both the exploration and development of existing properties as well as identifying potential new projects. Mr. Wilton has a comprehensive range of experience from greenfield to advanced stage mineral exploration and development programs in a variety of regions from North America and Latin America to Australia and New Zealand. He has participated in the discovery of a number of uranium and gold deposits over his career which includes a variety of technical and leadership roles at Freeport McMoRan, Inc., Kinross Gold Corporation, Neutron Energy, Inc., Victoria Gold Corporation and Klondex Mines Ltd. Prior to joining the Company in April 2012, Mr. Wilton served as Vice President – Exploration for Klondex Mines Ltd. from January 2012 to March 2012, Vice President – Exploration for Victoria Gold Corporation from January 2011 to December 2011, and as Chief Geologist for Neutron Energy, Inc. from March 2005 to December 2010. Mr. Wilton is a graduate of the New Mexico Institute of Mining and Technology and was honored with the 2011 Distinguished Alumni Achievement award.  He is a Registered Professional Geologist (Wyoming) and a Certified Professional Geologist (AIPG).

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership of our common stock. To our knowledge, based on a review of those forms and written representations, in 2015 all required forms were filed on time with the SEC, other than Form 4 filings that were filed one day late for each of Mr. Cryan and RCF in November 2015.

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

Members:

Marvin K. Kaiser (Chair)

Tracy A. Stevenson

Patrick N. Burke

The Board of Directors has determined that Mr. Kaiser, the chairman of the Audit Committee, satisfies the criteria adopted by the SEC to serve as an "audit committee financial expert." In addition, the Board of Directors has determined that each of Messrs. Kaiser, Stevenson and Burke, constituting all members of the Audit Committee, is an independent director pursuant to the requirements under the Exchange Act and NASDAQ listing standards and is able to read and understand the Company's fundamental financial statements.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2015, the Compensation Committee consisted of Mark K. Wheatley (Chair), Terence J. Cryan and Marvin K. Kaiser.  No member of the Compensation Committee is now, or was during 2015, an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company or any of its subsidiaries during 2015 pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons. None of the executive officers of the Company currently serves or served during 2015 on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on the Company's Board of Directors or Compensation Committee.

2015 SUMMARY COMPENSATION TABLE

The following table sets forth information regarding 2015 and 2014 compensation for each of our 2015 NEOs;

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Christopher M. Jones	2015	275,000	—	—	—	1,145	276,145
President and CEO	2014	275,000	303,504	—	124,000	5,924	708,428
Jeffrey L. Vigil	2015	200,000	—	—	—	1,145	201,145
Vice President – Finance and CFO	2014	200,000	121,401	—	42,000	4,597	367,998
Dean T. (Ted) Wilton(4)	2015	175,000	—	—	—	744	175,744
Vice President and Chief Geologist	2014	175,000	141,634	—	37,000	4,559	358,193

(1)

See Note 10 – Stock Based Compensation of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of valuation assumptions for stock and option awards. The stock and option awards present the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718.

(2)

The amounts shown under Non-Equity Incentive Plan Compensation reflect earnings by the named executive officers under URI’s short-term earnings program  for the fiscal year in which such amounts are earned, regardless of when paid. Bonuses under URI’s short-term incentive program are generally paid the year following the year in which the bonus is earned.  Bonuses were paid in 2015 as a result of 2014 performance.  The amount of bonuses to be paid to the named executive officers as a result of URI’s performance in 2015, if any, cannot presently be determined.  It is estimated that such determination will be made during 2016, at which time such amounts , if any, will be disclosed by URI in a Current Report on Form 8-K

(3)

Includes contributions made by the Company under the Company's 401(k) Profit Sharing Plan described above, life insurance premiums paid by the Company on behalf of the named officer.

(4)

Mr. Wilton declined the stock awards granted to him on June 4, 2014 and the non-equity incentive plan compensation for 2014.

2015 GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards made to the NEOs during 2015.

EMPLOYMENT AGREEMENTS

On March 12, 2013, the Company entered into an employment agreement with Mr. Jones in connection with his joining the Company as President and CEO. Pursuant to his employment agreement, Mr. Jones is entitled to an annual base salary of $275,000, has a target bonus equal to 60% of his base salary, and was awarded 2,083 shares of the Company's restricted stock and an option to purchase 4,583 shares of the Company's common stock. In the event of a change of control (as defined therein), if Mr. Jones is terminated without cause (as defined therein), demoted or has his responsibilities materially changed, or circumstances arise that constitute good reason (as defined therein), the Company will pay Mr. Jones a severance amount equal to two years of base salary, in a lump sum within 30 days after his termination or termination of the agreement. If the Company otherwise terminates Mr. Jones without cause or fails to renew the employment agreement, or Mr. Jones otherwise terminates his employment for good reason, the Company will pay Mr. Jones severance in the amount of one year of base salary in a lump sum within 30 days after the termination date.

On June 11, 2013, the Company entered into an employment agreement with Mr. Vigil in connection with his joining the Company as Vice President – Finance and CFO. Pursuant to his employment agreement, Mr. Vigil is entitled to an annual base salary of $200,000 and has a target bonus equal to 30% of his base salary. The employment agreement also provides for a grant of 6,666 RSUs to Mr. Vigil. In the event of a change of control (as defined therein), if Mr. Vigil is terminated without cause (as defined therein), demoted or has his responsibilities materially changed, or circumstances arise that constitute good reason (as defined therein), the Company will pay Mr. Vigil a severance amount equal to one year of base salary, in a lump sum within 30 days after his termination or termination of the agreement. If the Company otherwise terminates Mr. Vigil without cause or fails to renew the employment agreement, or Mr. Vigil otherwise terminates his employment for good reason, the Company will pay Mr. Vigil severance in the amount of six months of base salary in a lump sum within 30 days after the termination date.

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

2015 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2015 for the NEOs. The table also shows unvested and unearned stock awards and RSUs assuming a market value of $6.24 a share, the closing market price of the Company's stock on December 31, 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher M. Jones	2,546	2,037(1)	32.76	3/12/2023	—	—
	—	—	—	—	1,157(1)	7,226
	—	—	—	—	2,777(2)	17,328
	—	—	—	—	8,680(3)	54,163
Jeffrey L. Vigil	—	—	—	—	3,702(4)	23,113
	—	—	—	—	3,472(3)	21,665

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

2015 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding options, restricted stock awards and restricted stock units exercised and vested, respectively, during 2015 for the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Christopher M. Jones	—	—	4,094	92,915
Jeffrey L. Vigil	—	—	1,174	20,577
Dean T. (Ted) Wilton	—	—	—	—

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

Equity Incentive Plans

Upon a change in control, the stock options granted under our 2004 Plan, the restricted stock granted under our 2007 Plan and any awards under our 2013 Plan will immediately vest in full, to the extent not already vested, for all of our NEOs.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF OFFICERS AND DIRECTORS

The following table shows, as of March 18, 2016, the number of shares of URI common stock beneficially owned by each director, by each of the named executive officers identified in the 2015 Summary Compensation Table on page 96 in this Annual Report on Form 10-K, and by all current directors and executive officers as a group. The percentage of beneficial ownership is based on 5,159,717 shares of common stock outstanding as of the close of business on March 18, 2016. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name of Individual or Group	Number of Shares of URI Common Stock Beneficially Owned(1)	Percent of Class
Christopher M. Jones	19,651	*
Marvin K. Kaiser	4,610	*
Tracy A. Stevenson	763	*
Patrick Burke	5,558	*
Jeffrey L. Vigil	4,052	*
Dean T. (Ted) Wilton	1,098	*
All current directors and executive officers as a group (7 persons)	39,222	*

*

Represents less than 1%.

(1)

Includes the following shares that directors and executive officers have the right to acquire within 60 days after March 18, 2016 through the exercise of vested stock options: Christopher M. Jones, 2,546 shares; Marvin K. Kaiser, 1,390 shares; Tracy A. Stevenson, 208 shares; Patrick N. Burke 5,558 shares; and all current directors and executive officers as a group, 9,204 shares. Except as otherwise noted, the directors and executive officers exercise sole voting and investment power over their shares shown in the table and none of the shares are subject to pledge.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding persons or groups known to the Company to be beneficial owners of more than 5% of our outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares of URI Common Stock Beneficially Owned	Percent of Class
Resource Capital Fund V L.P.(1) 1400 Sixteenth Street, Suite 200 Denver, Colorado 80202	974,547	18.0%

(1)

RCF reported that, as of December 31, 2015, each of RCF, its general partner, Resource Capital Associates V L.P. ("Associates V"), and the general partner of Associates V, RCA V GP Ltd. ("RCA V"), may be deemed to have sole voting and dispositive power over 974,547 shares of our common stock. The investment and voting control of RCA V is exercised by Messrs. Ryan T. Bennett, Ross R. Bhappu, Russ Cranswick, James McClements, Henderson G. Tuten and Ms. Sherri Croasdale (collectively, the "Principals"). Each of the Principals disclaims beneficial ownership of the shares listed, except to the extent of each of their pecuniary interest therein. Such information is based upon a Form 4 filed January 5, 2016.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2015 with respect to the shares of URI common stock that may be issued under our equity compensation plans.

Plan Category	Number of shares issuable under outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(1)(2)	96,594	$306.58(3)	40,648
Equity compensation plans not approved by security holders	—	—	—
Total	96,594	$306.58(3)	40,648

(1)

Includes our 2013 Plan, 2007 Restricted Stock Plan, 2004 Directors' Plan and Restricted Stock Plan, 2004 Stock Incentive Plan and Amended and Restated 1995 Stock Incentive Plan. Our 2013 Omnibus Incentive Plan is the only equity compensation plan under which we currently issue equity awards. As of June 4, 2013, our 2013 Plan superseded our prior plans.

(2)

Upon completion of the Anatolia Transaction, the Company assumed Anatolia Energy’s stock-compensation plans.  URI will make no further issuances or grants under the Anatolia Energy plans.  At December 31, 2015, there were 314,086 shares underlying exercisable options with a weighted-average exercise price of $14.21

(2)

Weighted average exercise price of outstanding options only.

2015 DIRECTOR COMPENSATION

Directors who are employees of the Company receive no additional compensation for serving as directors. Non-employee directors are compensated for their service on the Board as described below.

Annual Compensation

In 2015, the compensation of non-employee directors consisted of an annual $50,000 cash retainer, earned at a rate of $12,500 per quarter, and a grant of 1,667 RSUs following our Annual Meeting of Stockholders. The compensation of the prior Chairman of the Board, Mr. Cryan, consisted of $27,500 per quarter and a grant of 1,667 RSUs following our Annual Meeting of Stockholders.  All of our directors are also reimbursed for reasonable out-of-pocket expenses related to attendance at Board and Committee meetings.

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

Initial Option Grant

Non-employee directors receive a one-time grant of an option to purchase 417 shares of the Company's common stock when first appointed to the Board. This award vests ratably over four years starting on the anniversary of the grant date.

2015 Non-Employee Director Compensation

The following table summarizes all compensation earned by the Company's directors, excluding Mr. Jones, whose compensation is set forth in the 2015 Summary Compensation Table, in the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Marvin K. Kaiser	75,000	—	75,000
Terence J. Cryan (3)	135,000	—	135,000
Tracy A. Stevenson	60,000	—	60,000
Mark K. Wheatley (3)	74,010	—	60,000
Paul K. Willmott (2)	78,750	—	78,750

(1)

Represents the grant date fair value of equity awards granted during 2015 in accordance with FASB ASC Topic 718. See Note 10 – Stock Based Compensation of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of valuation assumptions for stock and option awards.

(2)

Mr. Willmott retired from the Board at the Company’s Annual General Meeting held on September 23, 2015.

(3)

Mr. Cryan and Mr. Wheatley resigned from the Board effective March 16, 2016

The number of RSUs and vested and unvested stock options held by each non-employee director at fiscal year-end 2015 is shown below:

Name	Number of Vested Options	Number of Unvested Options	Restricted Stock Units
Marvin K. Kaiser	1,390	—	1,666
Terence J. Cryan	4,307	—	1,666
Tracy A. Stevenson	208	208	1,111
Mark K. Wheatley	208	208	1,666

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

On August 31, 2012, the Company acquired Neutron Energy, Inc. ("Neutron"). In anticipation of the acquisition, on March 1, 2012, the Company entered into an Investment Agreement (the "Investment Agreement") with RCF, pursuant to which RCF purchased 371,583 shares of URI common stock for $35.0 million in transactions closing in March 2012, August 2012 and September 2012, the proceeds of which were used to repay Neutron debt and fund the working capital of the Company and Neutron. In connection with the execution of the Investment Agreement, on March 1, 2012, the Company entered into a Registration Rights Agreement with RCF, pursuant to which RCF is granted certain registration rights with respect to the shares of URI common stock issued under the Investment Agreement.

On December 17, 2012, the Company entered into a Bridge Loan Agreement (the "Bridge Loan Agreement") among the Company, each of the Company's subsidiaries, as guarantors, and RCF, pursuant to which RCF provided a secured bridge loan to the Company in the amount of $5.0 million on December 18, 2012. The Company's obligations under the Bridge Loan Agreement carried an annualized interest rate of 10% and were secured by a first priority lien on all personal property of the Company and its subsidiaries. On December 18, 2012, the Company issued 3,573 shares of common stock to RCF in satisfaction of an establishment fee due under the terms of the Bridge Loan Agreement. On January 10, 2013 and March 5, 2013, the Company issued 405 shares and 2,206 shares, respectively, in satisfaction of interest due under the Bridge Loan Agreement. On March 5, 2013, RCF purchased 292,359 shares in a rights offering pursuant to its obligations under a Standby Purchase Agreement, dated December 17, 2012, under which RCF agreed to exercise subscription rights for the purchase of

$5.0 million of common stock in a private placement. The subscription price for the common stock purchased in the rights offering was satisfied by offset against amounts outstanding under the Bridge Loan Agreement, which was subsequently terminated.

On November 13, 2013, the Company and RCF entered into the RCF Loan whereby RCF agreed, subject to the terms and conditions set forth in the RCF Loan, to provide a secured convertible loan facility of up to $15.0 million to the Company. Amounts drawn on the RCF Loan carried an annualized interest rate of 12% until stockholder approval, and 10% thereafter. The RCF Loan initially consisted of three tranches of $5.0 million each. RCF advanced $3.0 million of the first $5.0 million tranche shortly following the closing of the RCF Loan, and on January 29, 2014, the stockholders approved the RCF Loan and the issuance of shares thereunder. Following such approval, on February 4, 2014, the Company drew the remaining $2.0 million of the first tranche. On April 29, 2014, the Company, it subsidiaries and RCF entered into Amendment No. 1 to RCF Loan (“Amendment No. 1”), which reduced the amount available under the second tranche of the RCF Loan from $5.0 million to $3.0 million and terminated RCF’s commitment relating to the $5.0 million third tranche of the RCF Loan. As a consequence, the aggregate amount available under the RCF Loan decreased from $15.0 million to $8.0 million. Following execution of Amendment No. 1, the Company requested, and RCF advanced, the final $3.0 million available under the RCF Loan. The Company and RCF entered into Amendment No. 2 to RCF Loan on November 5, 2014 to reflect the exchange of certain properties pursuant to the Company’s November 2014 asset exchange with Rio Grande Resources, including RCF’s security interest in such properties. RCF may at any time convert amounts drawn under the RCF Loan (including amounts previously repaid) into shares of URI common stock at an initial rate of $31.20 per share. The conversion rate is subject to customary anti-dilution adjustments. If RCF were to elect to convert the $8.0 million outstanding under the RCF Loan, the Company would issue 256,410 shares of common stock to RCF. For a more complete description of the terms of the RCF Loan, see the disclosure set forth under Item 3.02 to the Form 8-K filed by the Company on February 4, 2014.

On August 11, 2015, the Company entered into a Management Support Agreement (“MSA”) with RCF Management L.L.C., a related company of RCF (“RCFM”), whereby RCFM and the Company agreed that it would be beneficial for RCFM to utilize its experience and knowledge in mining and management to assist the Company with the development of the Temrezli project.  Under the terms of the agreement, RCFM will provide guidance to the Company on the development of the Temrezli project, from time to time, as the Company requires.  As consideration, the Company will compensate RCFM for the services rendered under the MSA with three payments of $0.5 million, each due upon completion of the following milestones:

•

Completion of the Anatolia Transaction;

•

Completion of a Board of Directors approved study suitable to initiate construction on the Temrezli project; and

•

Completion of project financing for the Temrezli project.

The payments to RCFM will be made in cash or shares of the Company’s common stock, at the Company’s discretion.  The number of shares of common stock to be issued will be calculated by dividing the payment amount by 90% of the average of the VWAP during the 20 consecutive trading days ending on the trading day immediately prior to the applicable milestone achievement date.

On November 11, 2015, as a result of the completion of the Anatolia Transaction, and in accordance with the MSA, the Company issued 58,865 shares of common stock to RCFM.  The fair market value of these shares on the date of issuance was $0.6 million which was based on the closing price on the date of issuance of $9.48.

RCF beneficially owned approximately 18.0% of the Company's outstanding common stock as of March 18, 2016. In addition, under a Stockholders' Agreement between RCF and the Company dated March 1, 2012, as subsequently modified by the Bridge Loan Agreement and the RCF Loan, RCF has certain rights to designate nominees to the Board of Directors. See "Arrangements Regarding Election of Directors" on page 94 of this Annual Report on Form 10-K. The Company's agreements and transactions with RCF could therefore be considered Related Party Transactions. Each of the Investment Agreement, Stockholders' Agreement, Registration Rights Agreement, Bridge Loan Agreement, Standby Purchase Agreement and RCF Loan were approved unanimously by the Board, including all members of the Audit Committee.

DIRECTOR INDEPENDENCE

The Board annually reviews all relationships that directors have with the Company to affirmatively determine whether the directors are "independent" under NASDAQ listing standards. The Board has determined that each of Messrs. Kaiser, Stevenson and Burke is "independent" and as a result, each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent.” In arriving at the foregoing independence determination, the Board of Directors considered transactions and relationships between each director or any member of his immediate family and the Company, its subsidiaries or its affiliates. The Board has determined that the directors designated as "independent" have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees billed for professional audit services rendered by Hein & Associates LLP, the Company's independent registered public accountants, for the audit of the Company's annual financial statements for 2014 and 2015, and fees billed for other services rendered by Hein & Associates LLP.

	2014	2015
Audit fees(1)	$177,891	$243,126
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

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
2.1

Scheme Implementation Agreement, dated June 3, 2015, between the Company and Anatolia Energy Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015).

2.2

Purchase and Exchange Agreement, dated June 26, 2015, among Energy Fuels Inc., Strathmore Resources (US) Ltd., the Company, Uranco, Inc., Neutron Energy, Inc. and Hydro Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 26, 2015).

3.1

Restated Certificate of Incorporation of the Company, dated February 15, 2004, as amended through March 8, 2016(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2016).

3.2	Amended and Restated Bylaws of the Company effective November 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2015).

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

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 6, 2015).

4.4	Form of options expiring June 15, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.5	Form of options expiring November 28, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.6	Form of options expiring October 8, 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.7	Form of options expiring September 30, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.8	Form of options expiring November 30, 2017 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.9	Form of options expiring November 30, 2017 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.10	Form of options expiring January 20, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.11	Form of options expiring February 28, 2019 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.12	Form of options expiring March 2, 2018 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.13	Form of options expiring March 6, 2017 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.14	Form of options expiring June 30, 2019 (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

10.1*	Uranium Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).

10.2*	Uranium Resources, Inc. 2007 Restricted Stock Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

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

10.13

Amendment No. 2 to Loan Agreement, dated November 5, 2014, among the Company, those subsidiaries of the Company from time to time party hereto, and Resource Capital Fund V L.P. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.14

Option Agreement, dated February 3, 2016, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2016).

10.15

Stock Purchase Agreement, dated February 4, 2016, between the Company and Aspire Capital Fund, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 4, 2016).

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

101

The following financial information from the Annual Report on Form 10-K of Uranium Resources, Inc. for the year ended December 31, 2015, formatted in XBRL (extensible Business Reporting Language): (i)  Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii)  Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*

Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2016

URANIUM RESOURCES, INC.

By:	/s/ Christopher M. Jones Christopher M. Jones, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Christopher M. Jones Christopher M. Jones, President, Chief Executive Officer and Interim Chairman of the Board (Principal Executive Officer)	March 18, 2016

/s/ Jeffrey L. Vigil Jeffrey L. Vigil, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2016

/s/ Marvin K. Kaiser Marvin K. Kaiser, Director	March 18, 2016

/s/ Tracy Stevenson Tracy Stevenson, Director	March 18, 2016

/s/ Patrick Burke Patrick Burke, Director	March 18, 2016