Form 10-Q
period 2016-03-31
URANIUM RESOURCES INC /DE/
filed 2016-05-11
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	5,770,790 as of May 11, 2016

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

21

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

21

ITEM 4.  MINE SAFETY DISCLOSURES

21

ITEM 5.  OTHER INFORMATION

21

ITEM 6.  EXHIBITS

21

SIGNATURES

22

EXHIBIT INDEX

23

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)

		March 31,	December 31,
	Notes	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents		$ 94	$ 865
Prepaid and other current assets		1,209	1,140
Total Current Assets		1,303	2,005

Property, plant and equipment, at cost:
Property, plant and equipment		114,460	114,496
Less accumulated depreciation, depletion and impairment		(65,730)	(65,684)
Net property, plant and equipment	3	48,730	48,812

Restricted cash		4,032	4,026
Long-term assets held for sale	5	2,123	2,123
Total Assets		$ 56,188	$ 56,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 2,942	$ 3,046
Accrued liabilities		1,757	1,569
Convertible loan, net of discount – related party	6	6,604	6,154
Current portion of asset retirement obligations	7	121	121
Total Current Liabilities		11,424	10,890

Asset retirement obligations, net of current portion	7	4,323	4,242
Other long-term liabilities and deferred credits		800	800
Long-term liabilities related to assets held for sale	5	555	555
Total Liabilities		17,102	16,487

Commitments and Contingencies	6,7,11

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 5,244,459 and 4,530,211, respectively
Outstanding shares – 5,236,434 and 4,522,186, respectively	8	5	5
Paid-in capital	8,9	260,909	258,096
Accumulated other comprehensive income		-	(67)
Accumulated deficit		(221,570)	(217,297)
Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		39,086	40,479

Total Liabilities and Stockholders' Equity		$ 56,188	$ 56,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)

		Three Months Ended March 31,
	Notes	2016	2015

Operating Expenses:
Mineral property expenses	4	$ (731)	$ (809)
General and administrative		(2,145)	(2,095)
Accretion of asset retirement obligations	7	(120)	(112)
Depreciation and amortization		(82)	(85)
Total operating expenses		(3,078)	(3,101)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities		(116)	-
Interest expense	6	(743)	(675)
Commitment fees		(333)	-
Other income/(expense), net		(3)	15
Total other expense		(1,195)	(660)

Net Loss		$ (4,273)	$ (3,761)
Other Comprehensive Loss
Unrealized fair value decrease on available-for-sale securities		(49)	-
Transfer to realized loss upon sale of available-for-sale securities		116	-
Comprehensive Loss		$ (4,206)	$ (3,761)

BASIC AND DILUTED LOSS PER SHARE		$ (0.86)	$ (1.70)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		4,967,896	2,212,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)

		Three Months Ended March 31,
	Notes	2016	2015

Operating Activities:
Net loss		$ (4,273)	$ (3,761)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	7	120	112
Amortization of debt discount		450	449
Amortization of convertible loan establishment fee		25	25
Loss on sale of marketable securities		116	-
Common stock issued as payment for commitment fees		333	-
Costs incurred for restoration and reclamation activities	7	(39)	(48)
Depreciation and amortization		82	85
Stock compensation expense	9	183	454
Gain on disposal of property, plant and equipment		-	(18)
Effect of changes in operating working capital items:
(Increase)/decrease in receivables		(62)	12
Increase in prepaid and other current assets		(168)	(184)
Increase in payables, accrued liabilities and deferred credits		1,028	175
Net Cash Used In Operating Activities		(2,205)	(2,699)

Cash Flows From Investing Activities:
Proceeds from the sale of investments		247	-
Increase in restricted cash		(6)	-
Proceeds from disposal of property, plant and equipment		-	18
Net Cash Provided By Investing Activities		241	18

Cash Flows From Financing Activities:
Payments on borrowings		-	(4)
Issuance of common stock, net	8	1,193	5,619
Payment of minimum withholding taxes on net share settlements of equity awards		-	(123)
Net Cash Provided By Financing Activities		1,193	5,492

Net increase/(decrease) in cash and cash equivalents		(771)	2,811
Cash and cash equivalents, beginning of period		865	5,570
Cash and Cash Equivalents, End of Period		$ 94	$ 8,381

Cash paid during the period for:
Interest		$ -	$ -
Supplemental Non-Cash Information With Respect to Investing and Financing Activities:
Common stock issued for settlement of accounts payable	8	$ 703	$ -
Common stock issued for payment of convertible loan interest and fees	8,9	$ 242	$ 199

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2016	4,522,186	$ 5	$ 258,096	$ (67)	$ (217,297)	$ (258)	$ 40,479
Net loss	-	-	-	-	(4,273)	-	(4,273)
Common stock issued, net of issuance costs	478,776	-	1,352	-	-	-	1,352
Common stock issued for loan interest	38,086	-	242	-	-	-	242
Common stock issued for settlement of accounts payable	117,097	-	703	-	-	-	703
Common stock issued as payment for commitment fees	75,000	-	333	-	-	-	333
Stock compensation expense and related share issuances	5,289	-	183	-	-	-	183
Reclassification of unrealized holding loss to realized holding loss	-	-	-	67	-	-	67

Balances, March 31, 2016	5,236,434	$ 5	$ 260,909	$ -	$ (221,570)	$ (258)	$ 39,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Uranium Resources, Inc. (the “Company,” “we,” “us,” or “URI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Uranium Resources, Inc.’s 2015 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2016.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 (ASU 2014-15), “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements or related disclosures.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

Since the second half of 2015, the Company has faced liquidity challenges.  The Company has encountered difficulties raising sufficient capital as a result of weak capital markets, particularly in the commodities sector.  The Company’s liquidity was further challenged following the completion of the acquisition of Anatolia Energy Limited (“Anatolia Energy”) on November 9, 2015, whereby the Company acquired all of the issued and outstanding common stock of Anatolia Energy (the “Anatolia Transaction”),  as the Company incurred higher than expected transaction costs and assumed significant unpaid trade payables from Anatolia Energy.  At March 31, 2016 the Company’s cash balances were $0.1 million and the Company had a working capital deficit of $10.1 million.  Contributing to the working capital deficit was the reclassification of the RCF Loan (defined in Note 6, below) from long-term to short-term liabilities as the RCF Loan matures on December 31, 2016.  On April 4, 2016, the Company completed a registered direct offering whereby it sold 375,000 shares of common stock at a price of $2.17 per share and 200,000 pre-funded warrants at a price of $2.16 per warrant, paid at closing.  Gross proceeds to the Company were $1.25 million.  Also subsequent to the quarter-end, the Company sold 159,356 shares of common stock under its ATM Sales Agreement (defined in Note 8, below) for net proceeds of $0.3 million.  The ending cash balance of $0.1 million along with the proceeds received from the April 4, 2016 registered direct offering of $1.25 million and the $0.3 million in proceeds from the ATM Sales Agreement is expected to provide the Company with sufficient capital to fund its critical operations through June 30, 2016.  Subsequent to June 30, 2016, the Company expects to receive funding from the following sources:

•

Laramide Asset Sale

On April 7, 2016, Laramide Resources Ltd. (“Laramide Resources”) and the Company entered into a Share Purchase Agreement (the “Laramide SPA”) for the sale of its Churchrock and Crownpoint properties in New Mexico for $12.5 million.  Under the terms of the Laramide SPA, the Company expects to receive a cash payment of $5.25 million upon closing, currently anticipated to occur by the end of the second quarter of 2016.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

•

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”) to place up to $12.0 million in the aggregate of its common stock over a term of 30 months following receipt of shareholder approval at the Company’s Annual General Meeting of Stockholders, currently anticipated to be held in June 2016, and effectiveness of the registration statement relating to the resale of such shares of common stock.

•

At-the-Market Sales Agreement

The Company has an existing ATM Sales Agreement that allows it to sell, from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering amount up to $15.0 million of which we have approximately $5.0 million available for future sales as of May 11, 2016.  Once the CSPA is approved by the Company’s stockholders, the Company will be unable to sell shares of its common stock through the ATM Sales Agreement on dates that it places shares with Aspire Capital through its CSPA.

While the Company believes the sources of capital above may provide sufficient liquidity to fund ongoing operations through December 31, 2016 and settle the RCF Loan upon maturity, the Company’s market capitalization, low trading volume and potential to fall below the reference price under the CSPA may make it difficult for the Company to fully utilize the $12.0 million and $5.0 million available under the CSPA and ATM Sales Agreement, respectively.  Therefore the Company believes that it will need to raise additional capital or renegotiate the terms of the RCF Loan in order to continue as a going concern.  The Company is currently evaluating its options with respect to the RCF Loan and also continues to explore opportunities to raise additional funds, further monetize its non-core assets and look for ways to reduce its monthly cash expenditures.

The Company has been successful at raising capital in the past, most recently with the completion of registered direct offerings on April 4, 2016 and February 4, 2016 for gross proceeds of $1.25 million and $0.8 million, respectively, and two registered direct offerings during 2015 which occurred on December 18, 2015 and March 6, 2015 for aggregate net proceeds of $6.1 million. In addition, the Company was able to successfully raise capital in 2013 and 2014 through debt and equity fundraising efforts. Specifically, the Company completed a registered direct offering in February 2014 for net proceeds of $9.3 million and procured a convertible secured debt facility in November 2013 that provided the Company with $8.0 million in cash, which debt matures in December 2016.  While the Company has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs, including upon the maturity of our outstanding debt, or on terms acceptable to the Company. In the event funds are not available, the Company may be required to change its planned business strategies or it could default under its secured debt facility.

3. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at March 31, 2016
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,626	$ -	$ -	$ 8,626
Mineral rights and properties	17,968	1,513	19,102	-	38,583
Other property, plant and equipment	22	1,319	-	180	1,521
Total	$ 17,990	$ 11,458	$ 19,102	$ 180	$ 48,730

	Net Book Value of Property, Plant and Equipment at December 31, 2015
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,653	$ -	$ -	$ 8,653
Mineral rights and properties	17,968	1,513	19,102	-	38,583
Other property, plant and equipment	22	1,352	-	202	1,576
Total	$ 17,990	$ 11,518	$ 19,102	$ 202	$ 48,812

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

4. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by country for the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended March 31,
	2016	2015
	(thousands of dollars)
Temrezli project, Turkey	$ 241	$ -
Total Turkey projects	241	-

Kingsville Dome project, Texas	234	220
Rosita project, Texas	68	108
Vasquez project, Texas	158	166
Butler Ranch project, Texas	6	58
Other projects, Texas	16	178
Total Texas projects	482	730

Cebolleta project, New Mexico	1	-
Juan Tafoya project, New Mexico	7	4
Other projects, New Mexico	-	75
Total New Mexico projects	8	79

Total expense for the period	$ 731	$ 809

5. ASSETS HELD FOR SALE

As discussed in Note 2, above, on April 7, 2016, the Company entered into the Laramide SPA for the sale of our Churchrock and Crownpoint properties in New Mexico.  Under the terms of the Laramide SPA, the Company and certain of its subsidiaries have agreed to transfer ownership of the Churchrock and Crownpoint properties to Laramide Resources or its subsidiaries.  Laramide Resources will assume any liabilities related to reclamation and remediation on the subject lands.  Closing of the transaction is subject to various conditions, including, without limitation, completion of a financing by Laramide Resources on commercially reasonable terms and in such amount as is necessary to fund the $5.25 million purchase price and certain customary and required consents and releases of and by third parties, including RCF (defined in Note 6, below).  As a result, the assets and liabilities associated with the Churchrock and Crownpoint projects have been classified as held for sale as of March 31, 2016 and December 31, 2015.  The Company recently acquired a portion of the Churchrock project from Energy Fuels Inc., and recorded the assets at a fair value of $2.1 million.  As the agreed sales proceeds exceed the carrying value, no further fair value adjustment was necessary.  The remaining Churchrock and Crownpoint properties mineral rights were previously impaired and the carrying value is nil.

6. CONVERTIBLE LOAN, RELATED PARTY

On November 13, 2013, the Company entered into a loan agreement (the “RCF Loan”) with Resource Capital Fund V L.P. (“RCF”), whereby RCF agreed, subject to the terms and conditions set forth in the RCF Loan, to provide a secured convertible loan facility of up to $15.0 million to the Company, which was subsequently amended on April 29, 2014 to reduce the amount available thereunder from $15.0 million to $8.0 million.  No additional amounts may be drawn under the RCF Loan.

Amounts drawn under the RCF Loan mature on December 31, 2016 and bear interest at 10% per annum, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  The number of shares to be issued as payment for interest is determined based upon the volume weighted-average price (“VWAP”) of the Company’s common stock for the 20 trading days preceding the last day of each quarter.  Accordingly, the Company issued 38,086 shares of common stock on January 4, 2016 for settlement of interest expense of $0.2 million related to the three-month period ended December 31, 2015.

As of March 31, 2016, interest expense of $0.2 million relating to the three-month period ended March 31, 2016 was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.  RCF has elected to receive cash, payable on May 31, 2016.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table represents the key components of our convertible loan:

	March 31,	December 31,
	2016	2015
(thousands of dollars)
Debt principal	$ 8,000	$ 8,000
Unamortized discount	(1,396)	(1,846)
Carrying value of convertible loan, end of period	$ 6,604	$ 6,154

For the three-month period ended March 31, 2016, the Company recorded amortization of the debt discount and commitment fee of $0.5 million, which has been included in interest expense in the Company’s Condensed Consolidated Statements of Operations.

RCF may convert amounts drawn under the RCF Loan into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price is set at $31.20 per share. As of May 11, 2016, RCF owned 718,137 shares or 12.4% of the Company’s outstanding common stock. If RCF were to convert the entire $8.0 million outstanding under the RCF Loan, RCF would receive 256,410 shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to 16.2%.

7. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	March 31,	December 31,
	2016	2015
(thousands of dollars)
Balance, beginning of period	$ 4,468	$ 4,196
Liabilities settled	(39)	(178)
Accretion expense	120	450
Balance, end of period	4,549	4,468
Less: Current portion	(121)	(121)
Less: Liabilities held for sale	(105)	(105)
Non-current portion	$ 4,323	$ 4,242

The Company is currently performing surface reclamation activities at its Rosita project located in Duval County, Texas.  The Company’s current liability of $0.1 million consists of the estimated costs associated with current plugging and abandonment activities and planned surface reclamation activities through March 2017 at the Company’s Rosita project.

8. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

Reverse Stock Split

Immediately following the close of trading on March 7, 2016, the Company effected a one-for-twelve reverse stock split of its common stock.  With the reverse stock split, every twelve shares of the Company’s issued and outstanding common stock were combined into one issued and outstanding share of common stock.  The reverse stock split reduced the number of shares outstanding from approximately 61.8 million shares to approximately 5.2 million shares.  In addition, effective upon the reverse stock split, the number of authorized shares of the Company’s common stock was reduced from 200 million to 100 million.  The reverse stock split did not have any effect on the par value of the Company’s common stock.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would have resulted were settled in cash.  All share data herein has been retroactively adjusted for the reverse stock split.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Registered Direct Offering

On February 3, 2016, URI and Aspire Capital entered into a stock purchase agreement whereby URI sold 296,666 shares of its common stock in a registered direct offering for gross and net proceeds of $0.8 million.  There were no underwriting discounts or placement agent fees.

At-the-Market Sales

On October 31, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG LLC (the “ATM Sales Agreement”), a major global securities trading firm that acts as our sales agent. Under the ATM Sales Agreement, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $15.0 million in “at-the-market” offerings, which shares are registered under the Company’s currently effective registration statement on Form S-3. The Company filed a prospectus supplement dated November 17, 2015 with the Securities and Exchange Commission in connection with the offering, relating to shares of its common stock having an aggregate offering price of up to $6.0 million. The Company pays BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement.

During the three months ended March 31, 2016 the Company sold 182,110 shares of common stock for net proceeds of $0.6 million under the ATM Sales Agreement, of which $0.2 million was included in receivables as of March 31, 2016.  Subsequent to March 31, 2016, the Company sold 159,356 shares of common stock for net proceeds of approximately $0.3 million under the ATM Sales Agreement.  As of May 11, 2016, approximately $5.0 million of the aggregate $15.0 million remained available for future sales under the ATM Sales Agreement.

Option Agreement

On February 3, 2016, the Company issued 75,000 shares of our common stock, with a fair value on the date of issuance of $0.3 million, to Aspire Capital as consideration for Aspire Capital entering into an option agreement by which Aspire Capital granted the Company the right at any time or times prior to April 30, 2017 to require Aspire Capital to enter into up to two common stock purchase agreements, each having a term of up to 24 months and collectively requiring Aspire Capital to purchase up to $10 million in the aggregate of our common stock at such times and in such amounts as elected by the Company under the terms of the option agreement.

Common Stock Issued for Loan Interest and Fees

As discussed in Note 6 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the RCF Loan.  For the three months ended March 31, 2016, the Company issued 38,086 shares of common stock for the payment of $0.2 million in accrued interest and fees for the three-month period ended December 31, 2015.

Common Stock Issued for Anatolia Energy transaction fees

On January 8, 2016, the Company issued 117,097 shares with a fair market value per share of $6.00 as satisfaction of $0.7 million in required termination payments related to the Anatolia Transaction.

9. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  As of March 31, 2016, 44,085 shares were available for future issuances under the 2013 Plan.  For the three months ending March 31, 2016 and 2015, the Company recorded stock-based compensation expense of $0.2 million and $0.5 million, respectively, which has been included in general and administrative expense.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

In addition to the plans above, upon completion of the Anatolia Transaction, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the Anatolia Transaction.  During the three months ended March 31, 2016 all of the performance shares expired without the performance condition being satisfied.

Bonus Shares

The Company did not award any bonus shares during the three-month period ending March 31, 2016.

In March 2015, in accordance with the Company’s short-term incentive plan, the Company awarded its executives bonuses that were paid out in common stock of the Company.  The bonus shares vested immediately and had a fair value of $0.3 million which was determined using the closing share price of the Company’s common stock on the date of grant.

Stock Options

The following table summarizes stock options outstanding and changes for the three-month periods ending March 31, 2016 and 2015:

	March 31,		March 31,
	2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	326,424	$ 24.90	13,396	$ 237.00
Expired	-	-	(208)	394.80
Stock options outstanding at end of period	326,424	$ 24.90	13,188	$ 300.72
Stock options exercisable at end of period	326,111	$ 24.89	11,035	$ 351.00

The following table summarizes stock options outstanding and exercisable by stock option plan at March 31, 2016:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	5,792	$ 121.17	5,792	$ 121.17
2004 Directors’ Plan	6,114	482.23	6,010	489.72
2013 Plan	417	35.88	208	35.88
Replacement Stock Options	314,101	14.21	314,101	14.21
	326,424	$ 24.90	326,111	$ 24.89

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2016 was approximately $15,000, which is expected to be recognized over a weighted-average period of 0.05 years.

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes RSU activity for the three-month periods ended March 31, 2016 and 2015:

	March 31,		March 31,
	2016		2015
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	32,699	$ 34.25	45,401	$ 34.08
Granted	-	-	-	-
Forfeited	(3,332)	32.21	-	-
Vested	(5,291)	32.71	(5,291)	32.71
Unvested RSUs at end of period	24,076	$ 34.87	40,110	$ 34.32

Total estimated unrecognized compensation cost from unvested RSUs as of March 31, 2016 was approximately $0.7 million, which is expected to be recognized over a weighted-average period of 1.09 years.

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

The following table summarizes RSA activity for the three-month periods ended March 31, 2016 and 2015:

	March 31,		March 31,
	2016		2015
	Number of RSAs	Weighted-Average Grant Date Fair Value	Number of RSAs	Weighted-Average Grant Date Fair Value
Unvested RSAs at beginning of period	1,366	$ 40.01	2,223	$ 62.52
Granted	-	-	-	-
Forfeited	(105)	80.40	-	-
Vested	(231)	32.76	(232)	32.76
Unvested RSAs at end of period	1,030	$ 37.57	1,991	$ 66.00

10. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 1,056,984 were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive due to our net loss position for the quarter ended March 31, 2016.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

As discussed in Part II. Item 1. “Legal Proceedings,” below, the Company and a former contractor agreed to settle a complaint filed against the Company whereby the former contractor alleged that the Company breached a compensation agreement between the Company and the contractor that provided for a severance payment to the contractor upon termination for reasons other than “for cause.” The Company and the former contractor agreed to a settlement amount equal to $90,000 in three installments:  $10,000 to be paid within five business days of executing a settlement agreement; $40,000 to be paid on or before June 30, 2016; and the remaining $40,000 to be paid on or before September 30, 2016.  In exchange, the former contractor agreed to dismiss the lawsuit within two business days of executing a settlement agreement and also agreed to release all claims against the Company after the three payments have been made.  On May 4, 2016, the Company and the former contractor executed a settlement agreement memorializing their agreement and their counsel filed with the District Court a stipulated motion to dismiss the lawsuit with prejudice.  As of March 31, 2016, the Company has accrued $90,000 based on the settlement agreement.

12. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment, consisting of uranium exploration and development activities.  These activities are focused principally in the United States and the Republic of Turkey.  We reported no revenues during the three-month periods ended March 31, 2016 and 2015.  Geographic location of property, plant and equipment, including mineral rights, and mineral property expenses, is provided in Notes 3 and 4, above.

13. SUBSEQUENT EVENTS

Registered Direct Offering

On April 4, 2016, URI and Aspire Capital completed a registered direct offering whereby URI sold 375,000 shares of its common stock at a price of $2.17 and 200,000 pre-funded common stock purchase warrants at a price of $2.16, which was paid at closing.  Gross proceeds from the offering were $1.25 million, including $0.43 million from the sale of the pre-funded warrants.  The warrants have an exercise price of $0.01 per share and a term of three years.

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into the CSPA agreement with Aspire Capital to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months.  The CSPA replaces the option agreement that the Company entered into with Aspire Capital on February 3, 2016.  The Company will control the timing and amount of sales to Aspire Capital, and at a price based on the market at that time.  As consideration for Aspire Capital entering into the purchase agreement, the Company will issue 240,000 shares of its common stock to Aspire Capital upon the Company’s receipt of shareholder approval at its Annual General Meeting of Stockholders.  Following receipt of shareholder approval, and effectiveness of the registration statement relating to the resale of the shares subject to the common stock purchase agreement, the Company may begin selling shares of its common stock to Aspire Capital under the terms of the CSPA.

Laramide Asset Sale

On April 7, 2016, the Company entered into the Laramide SPA with Laramide Resources for the sale of its wholly-owned subsidiary Hydro Resources, Inc., which holds the Company’s Churchrock and Crownpoint projects.  Under the terms of the Laramide SPA, the Company is set to transfer ownership of the Churchrock and Crownpoint projects in exchange for the following consideration from Laramide Resources at closing:

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

•

$5.25 million in cash; and

•

$7.25 million promissory note, secured by a deed of trust or mortgage over the projects.  The note will have a three-year term and carry an initial interest rate of 5% which then increases to 10% upon Laramide Resources decision regarding commercial production at the Churchrock project.  Principal payments of approximately $2.4 million are due and payable on the anniversary of the closing of the transaction in each of 2017, 2018 and 2019.  Interest will be payable on a quarterly basis, provided however that no interest will be payable prior to the first principal payment in 2017.

The closing under the Laramide SPA is subject to various conditions, including, without limitation, completion of a financing by Laramide Resources on commercially reasonable terms and in such amount as is necessary to fund the $5.25 million purchase price and certain customary and required consents and releases of and by third parties, including RCF.  The United States Nuclear Regulatory Commission has approved the transfer of the Company’s license to Laramide Resources, effective at closing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of URI for the three months ended March 31, 2016 has been prepared based on information available to us as of May 11, 2016. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of URI for the period ended December 31, 2015 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction

URI is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium projects in South Texas using the in-situ recovery (“ISR”) process. We have historically produced uranium by ISR methods in the state of Texas where we currently have ISR projects and two licensed processing facilities.  Following our 2015 acquisition of Anatolia Energy, we are focused on advancing to near-term production the Temrezli ISR project in Central Turkey. URI also controls extensive exploration properties in the region of the Temrezli project, which are held under nine exploration and operating licenses covering approximately 32,000 acres, with numerous exploration targets, including the potential satellite Sefaatli project, which is located approximately 30 miles southwest of the Temrezli project. We control approximately 190,000 acres of mineral holdings in the prolific Grants Mineral Belt of the State of New Mexico, a portion of which we have entered into a definitive purchase agreement to sell and 14,000 acres in the South Texas uranium province. URI acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. None of URI’s properties are currently in production.

Recent Developments

Reverse Stock Split

On March 7, 2016, following the close of trading, URI effected a one-for-twelve reverse split of its common shares.  The consolidated common shares began trading on a split-adjusted basis on March 8, 2016.  On February 11, 2016, at a Special Meeting of Stockholders, URI received approval for a charter amendment permitting URI to effect a reverse split.  The primary purpose of the reverse split was to bring URI into compliance with the Nasdaq’s $1.00 minimum bid price requirement to maintain URI’s stock listing on Nasdaq.

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

Option Agreement with Aspire Capital

On February 3, 2016, URI and Aspire Capital entered into an option agreement by which Aspire Capital granted to URI the right at any time or times prior to April 30, 2017 to require Aspire Capital to enter into up to two common stock purchase agreements, each having a term of up to 24 months and collectively requiring Aspire Capital to purchase up to $10 million in the aggregate of URI’s common stock at such times and in such amounts as elected by URI under the terms of the option agreement. As consideration for Aspire Capital entering into the option agreement, URI issued 75,000 shares of its common stock to Aspire Capital.

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into the CSPA with Aspire Capital to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months.  The Company will control the timing and amount of sales to Aspire Capital, and at a price based on the market at that time.  As consideration for Aspire Capital entering into the CSPA, the Company will issue 240,000 shares of its common stock to Aspire Capital upon the Company’s receipt of shareholder approval at its Annual General Meeting of Stockholders.  Also following receipt of shareholder approval, and effectiveness of the registration statement relating to the resale of the shares subject to the CSPA, the Company may begin selling shares of its common stock to Aspire Capital under the terms of the CSPA.

Registered Direct Offerings

On April 4, 2016, the Company completed a registered direct offering for gross proceeds of $1.25 million.  The Company sold 375,000 shares of common stock at a price of $2.17 and 200,000 pre-funded warrants at a price of $2.16, which was paid at closing.  The warrants have an exercise price of $0.01 and a term of three years.

On February 3, 2016, the Company completed a registered direct offering for gross proceeds of $0.8 million.  The Company sold 296,666 shares of common stock at a price of $2.82 per share.  Net proceeds to the Company, after deducting offering expenses, were approximately $0.8 million.

Laramide Asset Sale

On April 7, 2016, the Company entered into the Laramide SPA with Laramide Resources for the sale of its wholly-owned subsidiary Hydro Resources, Inc., which holds the Company’s Churchrock and Crownpoint projects.  Under the terms of the Laramide SPA, the Company is set to transfer ownership of the Churchrock and Crownpoint projects in exchange for the following consideration from Laramide Resources at closing:

•

$5.25 million in cash; and

•

$7.25 million promissory note, secured by a deed of trust or mortgage over the projects.  The note will have a three-year term and carry an initial interest rate of 5% which then increases to 10% upon Laramide Resources decision regarding commercial production at the Churchrock project.  Principal payments of approximately $2.4 million are due and payable on the anniversary of the closing of the transaction in each of 2017, 2018 and 2019.  Interest will be payable on a quarterly basis, provided however that no interest will be payable prior to the first principal payment in 2017.

The closing under the Laramide SPA is subject to various conditions, including, without limitation, completion of a financing by Laramide Resources on commercially reasonable terms and in such amount as is necessary to fund the $5.25 million purchase price and certain customary and required consents and releases of and by third parties, including RCF.  The United States Nuclear Regulatory Commission has approved the transfer of the Company’s license to Laramide Resources, effective at closing.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2016 was $4.3 million, or $0.86 per share as compared with a consolidated net loss of $3.8 million, or $1.70 per share for the same period in 2015.  For the three months ended March 31, 2016, the increase in our consolidated net loss of $0.5 million from the respective prior period was mostly the result of a commitment fee of $0.3 million paid to Aspire Capital in accordance with the terms of an option agreement and a loss of $0.1 million on the sale of marketable securities.

Mineral Property Expenses

Mineral property expenses for the three months ended March 31, 2016 were $0.7 million, as compared with $0.8 million for the 2015 period.

The following table details our mineral property expenses for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome Project	$ -	$ -
Rosita Project	(18)	9
Vasquez Project	-	-
Total restoration/recovery expenses	(18)	9

Standby care and maintenance expenses
Kingsville Dome Project	142	128
Rosita Project	81	94
Vasquez Project	82	89
Temrezli Project	241	-
Total standby care and maintenance expenses	546	311

Exploration and evaluation costs	7	220

Land maintenance and holding costs	196	269

Total mineral property expenses	$ 731	$ 809

For the three months ended March 31, 2016, mineral property expenses decreased by $0.1 million as compared with the corresponding period in 2015.  This decrease is mostly due to a decrease in exploration and evaluation costs of $0.2 million and land holding costs of $0.1 million, which was offset by an increase in costs associated with our Temrezli project of $0.2 million which was acquired in November 2015.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three months ended March 31, 2016 and 2015 were:

	For the Three Months Ended March 31,
	2016	2015
	{thousands of dollars)
Stock compensation expense	$ 183	$ 454
Salaries and payroll burden	694	575
Legal, accounting, public company expenses	868	623
Insurance and bank fees	137	146
Consulting and professional services	113	112
Office expenses	130	142
Other expenses	20	43
Total	$ 2,145	$ 2,095

General and administrative charges increased by $50,000 as compared with the corresponding period in 2015.  This increase was due to increased legal, accounting, public company expenses of $0.2 million which was mostly the result of increased legal fees associated with the sale of our Churchrock and Crownpoint projects.  Also contributing to the increase was an increase in salaries and payroll burden expense of $0.1 million, which is mostly the result of a $90,000 provision for the settlement of litigation with a former contractor of the Company.  These increases were partially offset by a decrease in stock-based compensation of $0.3 million which was the result of no stock bonus awards being issued during 2016.

Other Income and Expenses

Interest Expense

Interest expense of $0.7 million for the three months ended March 31, 2016 consisted of accrued interest of $0.2 million payable to RCF, amortization of the debt discount of $0.5 million and amortization of the establishment fee of $25,000.

Interest expense of $0.7 million for the three months ended March 31, 2015 consisted of accrued interest payable to RCF of $0.2 million, amortization of the debt discount of $0.4 million and amortization of the establishment fee of $25,000.

Commitment Fees

Commitment fees expense of $0.3 million for the three-months ended March 31, 2016 was the result of the Company’s issuance of 75,000 shares of common stock to Aspire Capital on February 4, 2016 as consideration for Aspire Capital entering into an option agreement with the Company.  The shares had a fair value of $4.44 per share.

Loss on Sale of Marketable Securities

On February 22, 2016, the Company received proceeds of $0.2 million from the sale of its 76,455 shares of Energy Fuels Inc. common stock that it had received as partial consideration for the sale of its Roca Honda assets during 2015.  The Company recorded a loss of $0.1 million as the difference between the fair value on the date the Company received the shares of $0.3 million and the proceeds received of $0.2 million.

Financial Position

Operating Activities

Net cash used in operating activities was $2.2 million for the three months ended March 31, 2016, as compared with $2.7 million for the same period in 2015. The decrease of $0.5 million in cash used is primarily due to an increase in accounts payable of $0.9 million, which was offset by a decrease in the net loss of $0.5 million.

Investing Activities

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2016, as compared with $18,000 for the three months ended March 31, 2015.  For the 2016 period, the Company received $0.2 million from the sale of short-term investments.  For the 2015 period, the Company received $18,000 from the disposal of fixed assets.

Financing Activities

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2016.  For the three months ended March 31, 2016, net cash proceeds of $0.8 million were received upon the February 16, 2016 completion of a registered direct offering and $0.4 million in net proceeds were received from the sale of common stock sold through the Company’s ATM program.

Net cash provided by financing activities was $5.5 million for the three months ended March 31, 2015.  For the three months ended March 31, 2015 net cash proceeds of $5.4 million were received upon the March 6, 2015 completion of a registered direct offering and $0.2 million in net proceeds were received from the sale of common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for income tax withholdings on net share settlements of equity awards of $0.1 million.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

Since the second half of 2015, the Company has faced liquidity challenges.  The Company has encountered difficulties raising sufficient capital as a result of weak capital markets, particularly in the commodities sector.  The Company’s liquidity was further challenged following the completion of the Anatolia Transaction, as the Company incurred higher than expected transaction costs and assumed significant unpaid trade payables from Anatolia Energy.  At March 31, 2016 the Company’s cash balances were $0.1 million and the Company had a working capital deficit of $10.1 million.  Contributing to the working capital deficit was the reclassification of the RCF Loan from long-term to short-term liabilities as the RCF Loan matures on December 31, 2016.  On April 4, 2016, the Company completed a registered direct offering whereby it sold 375,000 shares of common stock at a price of $2.17 per share and 200,000 pre-funded warrants at a price of $2.16 per warrant, paid at closing.  Gross proceeds to the Company were $1.25 million.  Also subsequent to the quarter-end, the Company sold 159,356 shares of common stock under its ATM Sales Agreement for net proceeds of $0.3 million.  The ending cash balance of $0.1 million along with the proceeds received from the April 4, 2016 registered direct offering of $1.25 million and the $0.3 million in proceeds from the ATM Sales Agreement is expected to provide the Company with sufficient capital to fund its critical operations through June 30, 2016.  Subsequent to June 30, 2016, the Company expects to receive funding from the following sources:

•

Laramide Asset Sale

On April 7, 2016, Laramide Resources and the Company entered into the Laramide SPA for the sale of its Churchrock and Crownpoint properties in New Mexico for $12.5 million.  Under the terms of the Laramide SPA, the Company expects to receive a cash payment of $5.25 million upon closing, currently anticipated to occur by the end of the second quarter of 2016.

•

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into the CSPA with Aspire Capital to place up to $12.0 million in the aggregate of its common stock over a term of 30 months following receipt of shareholder approval at the Company’s Annual General Meeting of Stockholders, currently anticipated to be held in June 2016, and effectiveness of the registration statement relating to such shares of common stock.

•

At-the-Market Sales Agreement

The Company has an existing ATM Sales Agreement that allows it to sell, from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering amount up to $15.0 million of which we have approximately $5.0 million available for future sales as of May 11, 2016.  Once the CSPA is approved by the Company’s stockholders, the Company will be unable to sell shares of its common stock through the ATM Sales Agreement on dates that it places shares with Aspire Capital through its CSPA.

While the Company believes the sources of capital above may provide sufficient liquidity to fund ongoing operations through December 31, 2016 and settle the RCF Loan upon maturity, the Company’s market capitalization, low trading volume and potential to fall below the reference price under the CSPA may make it difficult for the Company to fully utilize the $12.0 million and $5.0 million available under the CSPA and ATM Sales Agreement, respectively.  Therefore the Company believes that it will need to raise additional capital or renegotiate the terms of the RCF Loan in order to continue as a going concern.  The Company is currently evaluating its options with respect to the RCF Loan and also continues to explore opportunities to raise additional funds, further monetize its non-core assets and look for ways to reduce its monthly cash expenditures.

The Company has been successful at raising capital in the past, most recently with the completion of registered direct offerings on April 4, 2016 and February 4, 2016 for gross proceeds of $1.25 million and $0.8 million, respectively, and two registered direct offerings during 2015 which occurred on December 18, 2015 and March 6, 2015 for aggregate net proceeds of $6.1 million. In addition, the Company was able to successfully raise capital in 2013 and 2014 through debt and equity fundraising efforts. Specifically, the Company completed a registered direct offering in February 2014 for net proceeds of $9.3 million and procured a convertible secured debt facility in November 2013 that provided us with $8.0 million in cash, which debt matures in December 2016.  While the Company has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs, including upon the maturity of our outstanding debt, or on terms acceptable to the Company. In the event funds are not available, the Company may be required to change its planned business strategies or it could default under its secured debt facility.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding for the Company through the second quarter of 2016 and beyond, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•

the availability of capital to URI;

•

the spot price and long-term contract price of uranium;

•

risks associated with our foreign operations;

•

the ability of the Company to secure stockholder approval for the CSPA with Aspire Capital;

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

•

currently pending or new litigation; and

•

timely receipt of mining and other permits from regulatory agencies as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, our 2015 Annual Report on Form 10-K and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls

During the three months ended March 31, 2016, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3., “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2015.  The following disclosure updates certain legal proceedings set forth under the headings “— Dispute over Kleberg Settlement Agreement” and “— Litigation by Former Contractor” in the 2015 Form 10-K to reflect developments during the three months ended March 31, 2016 and should be read together with the corresponding disclosure in the 2015 Form 10-K..

Dispute over Kleberg Settlement Agreement

On March 14, 2016, URI, Inc. filed a motion for rehearing and reconsideration en banc before the 13th Court of Appeals.  URI, Inc. argued that the Court should grant rehearing or reconsideration because its prior opinion, which added new terms to the 2004 Settlement Agreement, ignored established precedent and improperly violated the prohibition against consideration of extraneous matters when interpreting unambiguous contracts.  On March 30, 2016, the 13th Circuit Court appeals denied the motion for rehearing en banc.  URI is evaluating the decisions of the 13th Court of Appeals and considering whether to file a petition for review of the decision by the Texas Supreme Court.

Litigation by Former Contractor

On April 14, 2016, Company representatives and a former contractor of the Company (both assisted by counsel) participated in a mediation session and agreed to resolve the dispute.  On May 4, 2016, the Company and its former contractor executed a settlement agreement in which the Company agreed to pay its former contractor an amount equal to $90,000 in three installments:  $10,000 to be paid within five business days of executing a settlement agreement; $40,000 to be paid on or before June 30, 2016; and the remaining $40,000 to be paid on or before September 30, 2016.  In exchange, the Company’s former contractor agreed to dismiss the lawsuit within two business days of executing a settlement agreement and also agreed to release all claims against the Company after the three payments have been made.  Counsel for the parties have filed with the District Court a stipulated motion to dismiss the lawsuit with prejudice.

ITEM 1A.  RISK FACTORS.

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 3, 2016, URI issued 75,000 shares of its common stock, par value $0.001, to Aspire Capital as consideration for Aspire Capital entering into an option agreement.  The issuance of such shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. There were no underwriting discounts or commissions paid in connection with such issuances.

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

URANIUM RESOURCES, INC.

Dated: May 11, 2016	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2016	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Company, dated February 14, 2004, as amended through March 8, 2016 (incorporated by reference to Exhibit 3.1 to the Company Current Report on Form 8-K filed on March 8, 2016)

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