Form 10-Q
period 2016-06-30
URANIUM RESOURCES INC /DE/
filed 2016-08-11
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	8,564,622 as of August 11, 2016

URANIUM RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

1

ITEM 1. FINANCIAL STATEMENTS

1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4. CONTROLS AND PROCEDURES

25

PART II - OTHER INFORMATION

26

ITEM 1.  LEGAL PROCEEDINGS

26

ITEM 1A.  RISK FACTORS

27

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

27

ITEM 4.  MINE SAFETY DISCLOSURES

27

ITEM 5.  OTHER INFORMATION

27

ITEM 6.  EXHIBITS

27

SIGNATURES

28

EXHIBIT INDEX

29

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)

		June 30,	December 31,
	Notes	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents		$ 974	$ 865
Prepaid and other current assets		618	1,140
Total Current Assets		1,592	2,005

Property, plant and equipment, at cost:
Property, plant and equipment		113,927	114,496
Less accumulated depreciation, depletion and impairment		(65,778)	(65,684)
Net property, plant and equipment	3	48,149	48,812

Restricted cash		4,032	4,026
Long-term assets held for sale	5	2,123	2,123
Total Assets		$ 55,896	$ 56,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 2,858	$ 3,046
Accrued liabilities		1,525	1,569
Convertible loan, net of discount – related party	6	7,054	6,154
Current portion of asset retirement obligations	7	121	121
Total Current Liabilities		11,558	10,890

Asset retirement obligations, net of current portion	7	4,433	4,242
Other long-term liabilities and deferred credits		750	800
Long-term liabilities related to assets held for sale	5	555	555
Total Liabilities		17,296	16,487

Commitments and Contingencies	6,7,11

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 7,526,882 and 4,530,211, respectively
Outstanding shares – 7,518,857 and 4,522,186, respectively	8	8	5
Paid-in capital	8,9	265,027	258,096
Accumulated other comprehensive income		-	(67)
Accumulated deficit		(226,177)	(217,297)
Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		38,600	40,479

Total Liabilities and Stockholders' Equity		$ 55,896	$ 56,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Notes	2016	2015	2016	2015

Operating Expenses:
Mineral property expenses	4	$ (1,138)	$ (1,292)	$ (1,869)	$ (2,101)
General and administrative		(2,007)	(2,406)	(4,152)	(4,501)
Accretion of asset retirement obligations	7	(120)	(113)	(240)	(225)
Depreciation and amortization		(50)	(84)	(132)	(169)
Impairment of uranium properties	3	(534)	-	(534)	-
Total operating expenses		(3,849)	(3,895)	(6,927)	(6,996)

Non-Operating Income/(Expenses):
Commitment fees		-	-	(333)	-
Interest expense	6	(780)	(655)	(1,523)	(1,330)
Loss on sale of available-for-sale securities		-	-	(116)	-
Other income/(expense), net		22	(2)	19	13
Total non-operating expense		(758)	(657)	(1,953)	(1,317)

Net Loss		$ (4,607)	$ (4,552)	$ (8,880)	$ (8,313)

Other Comprehensive Loss
Unrealized fair value decrease on available-for-sale securities		$ -	$ -	$ (49)	$ -
Transfer to realized loss upon sale of available-for-sale securities		-	-	116	-
Comprehensive Loss		$ (4,607)	$ (4,552)	$ (8,813)	$ (8,313)

BASIC AND DILUTED LOSS PER SHARE		$ (0.75)	$ (1.83)	$ (1.60)	$ (3.54)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		6,151,858	2,482,802	5,559,877	2,348,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)

		Six Months Ended June 30,
	Notes	2016	2015

Operating Activities:
Net loss		$ (8,880)	$ (8,313)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	7	240	225
Amortization of debt discount		900	899
Amortization of convertible loan establishment fee		50	50
Loss on sale of marketable securities		116	-
Common stock issued as payment for commitment fees		333	-
Impairment of uranium properties		534	-
Costs incurred for restoration and reclamation activities	7	(49)	(88)
Depreciation and amortization		132	169
Stock based compensation expense	9	470	625
Gain on disposal of property, plant and equipment		-	(18)
Effect of changes in operating working capital items:
(Increase)/decrease in receivables		47	(2)
Decrease in prepaid and other current assets		130	50
Increase in payables, accrued liabilities and deferred credits		737	568
Net Cash Used In Operating Activities		(5,240)	(5,835)

Cash Flows From Investing Activities:
Proceeds from the sale of investments		247	-
Increase in notes receivable		-	(780)
Increase in restricted cash		(6)	-
Purchases of equipment			(12)
Proceeds from disposal of property, plant and equipment		-	18
Net Cash Provided By/(Used In) Investing Activities		241	(774)

Cash Flows From Financing Activities:
Payments on borrowings		-	(4)
Issuance of common stock, net	8	5,108	5,654
Payment of minimum withholding taxes on net share settlements of equity awards		-	(126)
Net Cash Provided By Financing Activities		5,108	5,524

Net increase/(decrease) in cash and cash equivalents		109	(1,085)
Cash and cash equivalents, beginning of period		865	5,570
Cash and Cash Equivalents, End of Period		$ 974	$ 4,485

Cash paid during the period for:
Interest		$ 286	$ -
Supplemental Non-Cash Information With Respect to Investing and Financing Activities:
Common stock issued for settlement of accounts payable	8	$ 778	$ -
Common stock issued for payment of convertible loan interest and fees	6,8	$ 242	$ 380
Common stock issued for payment of commitment fees	8	$ 523	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2016	4,522,186	$ 5	$ 258,096	$ (67)	$ (217,297)	$ (258)	$ 40,479
Net loss	-	-	-	-	(8,880)	-	(8,880)
Common stock issued, net of issuance costs	2,471,561	3	4,585	-	-	-	4,588
Common stock issued for loan interest	38,086	-	242	-	-	-	242
Common stock issued for settlement of accounts payable	164,326	-	778	-	-	-	778
Common stock issued as payment for commitment fees	315,000	-	856	-	-	-	856
Stock compensation expense and related share issuances	7,698	-	470	-	-	-	470
Reclassification of unrealized holding loss to realized holding loss	-	-	-	67	-	-	67

Balances, June 30, 2016	7,518,857	$ 8	$ 265,027	$ -	$ (226,177)	$ (258)	$ 38,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Uranium Resources, Inc. (the “Company,” “we,” “us,” or “URI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Uranium Resources, Inc.’s 2015 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2016.

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

Since the second half of 2015, the Company has faced liquidity challenges.  The Company has encountered difficulties raising sufficient capital as a result of weak capital markets, particularly in the commodities sector.  The Company’s liquidity was further challenged following the completion of the acquisition of Anatolia Energy Limited (“Anatolia Energy”) on November 9, 2015, whereby the Company acquired all of the issued and outstanding common stock of Anatolia Energy (the “Anatolia Transaction”),  as the Company incurred higher than expected transaction costs and assumed significant unpaid trade payables from Anatolia Energy.  At June 30, 2016 the Company’s cash balances were $1.0 million and the Company had a working capital deficit of $10.0 million.  Contributing to the working capital deficit was the reclassification of the RCF Loan (defined in Note 6, below) from long-term to short-term liabilities as the RCF Loan matures on December 31, 2016.  Subsequent to the quarter-end, the Company sold 995,100 shares of common stock under the CSPA (defined below) for net proceeds of $1.4 million.  The ending cash balance of $1.0 million along with the proceeds received from the CSPA is expected to provide the Company with sufficient capital to fund its critical operations through September 30, 2016.  The Company anticipates funding from the following sources to sustain its operations beyond September 30, 2016:

•

Laramide Asset Sale

On April 7, 2016, Laramide Resources Ltd. (“Laramide Resources”) and the Company entered into a Share Purchase Agreement (the “Laramide SPA”) for the sale of its wholly-owned subsidiary Hydro Resources Inc., which holds the Company’s Churchrock and Crownpoint properties in New Mexico for $12.5 million.  Under the terms of the Laramide SPA, the Company expects to receive an initial cash payment of $5.25 million upon closing. The closing is subject to certain conditions including completion of a financing by Laramide Resources on commercially reasonable terms and in such amount as is necessary to fund the $5.25 million cash payment. Closing is currently anticipated to occur by the end of the third quarter of 2016.  Either party may terminate the Laramide SPA if the closing has not occurred by September 30, 2016.  See note 5 for further discussion.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

•

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”) to place up to $12.0 million in the aggregate of its common stock over a term of 30 months following receipt of shareholder approval.  The Company’s shareholders approved the issuance of up to 5.0 million shares of common stock under the CSPA at its Annual General Meeting of Stockholders on June 7, 2016.  As of August 11, 2016 the Company has approximately $8.9 million or 3.0 million shares of common stock available for future sales.

•

At-the-Market Sales Agreement

The Company has an existing ATM Sales Agreement that allows it to sell, from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering amount up to $15.0 million of which we have approximately $4.5 million available for future sales as of August 11, 2016.  The Company is unable to sell shares of its common stock through the ATM Sales Agreement on dates that it places shares with Aspire Capital through its CSPA.

The Company’s ability to continue to fund its ongoing operations and continue as a going concern is dependent upon the sources of capital above and the renegotiation of the RCF Loan.  While the Company initially expected that the Laramide SPA would close by June 30, 2016, Laramide Resources has experienced delays in obtaining the necessary funding to close the transaction.  Based on continued discussions with Laramide Resources, the Company believes that the funding will be in place to close by September 30, 2016.  In addition, factors such as the Company’s market capitalization, current share price, volatility of trading volume and potential to fall below the reference price under the CSPA ($0.50 per share) may make it difficult for the Company to fully utilize the $8.9 million and $4.5 million available under the CSPA and ATM Sales Agreement, respectively.  Therefore, the Company may need to raise additional capital from other sources.  The Company is currently evaluating its options with respect to the RCF Loan and continues to explore opportunities to further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

While the Company has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs, including upon the maturity of our outstanding debt, or on terms acceptable to the Company. In the event funds are not available, the Company may be required to materially change its business plans and it could default under the RCF Loan.

3. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at June 30, 2016
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,626	$ -	$ -	$ 8,626
Mineral rights and properties	17,968	979	19,102	-	38,049
Other property, plant and equipment	22	1,289	-	163	1,474
Total	$ 17,990	$ 10,894	$ 19,102	$ 163	$ 48,149

	Net Book Value of Property, Plant and Equipment at December 31, 2015
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,653	$ -	$ -	$ 8,653
Mineral rights and properties	17,968	1,513	19,102	-	38,583
Other property, plant and equipment	22	1,352	-	202	1,576
Total	$ 17,990	$ 11,518	$ 19,102	$ 202	$ 48,812

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

During the quarter ended June 30, 2016, the Company recorded an impairment charge of $0.5 million on its Sejita Dome project which was the result of URI’s Board of Directors and management determining that recent exploration results indicated that the project should be terminated.  As a result, the carrying value of the Sejita Dome project was written down to nil.

4. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by country for the three and six months ended June 30, 2016 and 2015 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(thousands of dollars)
Temrezli project, Turkey	$ 180	$ -	$ 421	$ -
Total Turkey projects	180	-	421	-

Kingsville Dome project, Texas	176	152	410	389
Rosita project, Texas	92	134	160	243
Vasquez project, Texas	102	131	260	297
Butler Ranch project, Texas	4	13	9	71
Other projects, Texas	44	322	61	480
Total Texas projects	418	752	900	1,480

Cebolleta project, New Mexico	537	537	537	537
Juan Tafoya project, New Mexico	3	3	11	9
Other projects, New Mexico	-	-	-	75
Total New Mexico projects	540	540	548	621

Total expense for the period	$ 1,138	$ 1,292	$ 1,869	$ 2,101

5. ASSETS HELD FOR SALE

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

The closing under the Laramide SPA is subject to various conditions, including, without limitation, completion of a financing by Laramide Resources on commercially reasonable terms and in such amount as is necessary to fund the $5.25 million purchase price and certain customary and required consents and releases of and by third parties, including RCF.  Either party may terminate the Laramide SPA if the closing thereunder has not occurred on or before September 30, 2016.  The United States Nuclear Regulatory Commission has approved the transfer of the Company’s license to Laramide Resources, effective at closing.

As a result, the assets and liabilities associated with the Churchrock and Crownpoint projects have been classified as held for sale as of June 30, 2016 and December 31, 2015.  The Company recently acquired a portion of the Churchrock project from Energy Fuels Inc., and recorded the assets at a fair value of $2.1 million.  As the agreed sales proceeds exceed the carrying value, no further fair value adjustment was necessary.  The remaining Churchrock and Crownpoint properties mineral rights were previously impaired and the carrying value is nil.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

6. CONVERTIBLE LOAN, RELATED PARTY

On November 13, 2013, the Company entered into a loan agreement (the “RCF Loan”) with Resource Capital Fund V L.P. (“RCF”), whereby RCF agreed, subject to the terms and conditions set forth in the RCF Loan, to provide a secured convertible loan facility of up to $15.0 million to the Company, which was subsequently amended on April 29, 2014 to reduce the amount available thereunder from $15.0 million to $8.0 million, all of which has been drawn.  No additional amounts may be drawn under the RCF Loan.

Amounts drawn under the RCF Loan mature on December 31, 2016 and bear interest at 10% per annum, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  The number of shares to be issued as payment for interest is determined based upon the volume weighted-average price (“VWAP”) of the Company’s common stock for the 20 trading days preceding the last day of each quarter.  Accordingly, the Company issued 38,086 shares of common stock on January 4, 2016 for settlement of interest expense of $0.2 million related to the three-month period ended December 31, 2015.  RCF elected to receive cash in lieu of shares for the March 31, 2016 interest payment.  On June 10, 2016, the Company paid $0.3 million to RCF which included $0.2 million in interest owing from March 31, 2016 and a $0.1 million interest penalty on the late payment.

As of June 30, 2016, interest expense of $0.2 million relating to the three-month period ended June 30, 2016 was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company subsequently paid this interest in cash on July 8, 2016.

The following table represents the key components of the RCF Loan:

	June 30,	December 31,
	2016	2015
(thousands of dollars)
Debt principal	$ 8,000	$ 8,000
Unamortized discount	(946)	(1,846)
Carrying value of convertible loan, end of period	$ 7,054	$ 6,154

For the three- and six-month periods ended June 30, 2016, the Company recorded amortization of the debt discount and establishment fee of $0.5 million and $1.0 million, respectively, which has been included in interest expense in the Company’s Condensed Consolidated Statements of Operations.

RCF may convert amounts drawn under the RCF Loan into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price is set at $31.20 per share. As of August 11, 2016, RCF owned 718,137 shares or 8.4% of the Company’s outstanding common stock. If RCF were to convert the entire $8.0 million outstanding under the RCF Loan, RCF would receive 256,410 shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to 11.1%.

7. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	June 30,	December 31,
	2016	2015
(thousands of dollars)
Balance, beginning of period	$ 4,468	$ 4,196
Liabilities settled	(49)	(178)
Accretion expense	240	450
Balance, end of period	4,659	4,468
Less: Current portion	(121)	(121)
Less: Liabilities held for sale	(105)	(105)
Non-current portion	$ 4,433	$ 4,242

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The Company is currently performing surface reclamation activities at its Rosita project located in Duval County, Texas.  The Company’s current liability of $0.1 million consists of the estimated costs associated with current and planned surface reclamation activities through June 2017 at the Company’s Rosita project.

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

Registered Direct Offerings

On February 3, 2016, URI and Aspire Capital entered into a stock purchase agreement whereby URI sold 296,666 shares of its common stock in a registered direct offering for gross and net proceeds of $0.8 million.  There were no underwriting discounts or placement agent fees.

On April 4, 2016, URI and Aspire Capital completed a registered direct offering whereby URI sold 375,000 shares of its common stock at a price of $2.17 per share and 200,000 pre-funded common stock purchase warrants at a price of $2.16 per warrant, which was paid at closing.  Gross proceeds from the offering were $1.2 million, including $0.4 million from the sale of the pre-funded warrants.  The warrants had an exercise price of $0.01 per share and a term of three years.  On June 3, 2016, Aspire Capital exercised all outstanding common stock purchase warrants and the Company issued 200,000 shares of common stock to Aspire Capital as a result.

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into the CSPA with Aspire Capital to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months.  The Company will control the timing and amount of sales to Aspire Capital, and at a price based on market prices at that time.  As consideration for Aspire Capital entering into the purchase agreement, the Company issued 240,000 shares of its common stock to Aspire Capital upon the Company’s receipt of stockholder approval at its Annual General Meeting of Stockholders which was held on June 7, 2016.  Following effectiveness of an S-1 registration statement relating to the resale of the shares subject to the CSPA on June 3, 2016 and receipt of stockholder approval for the issuance of up to 5.0 million shares of its common stock on June 7, 2016, the Company began selling shares of its common stock to Aspire Capital under the terms of the CSPA.

During the six months ended June 30, 2016, the Company sold 1,000,000 shares of common stock for net proceeds of $1.7 million under the CSPA.  Subsequent to June 30, 2016, the Company sold 995,100 shares of common stock for net proceeds of approximately $1.4 million under the CSPA.  As of August 11, 2016, approximately $8.9 million of the aggregate $12.0 million remained available for future sales under the CSPA.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

During the six months ended June 30, 2016 the Company sold 599,896 shares of common stock for net proceeds of $1.4 million under the ATM Sales Agreement.  As of August 11, 2016, approximately $4.5 million of the aggregate $15.0 million remained available for future sales under the ATM Sales Agreement.

Option Agreement

On February 3, 2016, the Company issued 75,000 shares of our common stock, with a fair value on the date of issuance of $0.3 million, to Aspire Capital as consideration for Aspire Capital entering into an option agreement (the “Option Agreement”) by which Aspire Capital granted the Company the right at any time or times prior to April 30, 2017 to require Aspire Capital to enter into up to two common stock purchase agreements, each having a term of up to 24 months and collectively requiring Aspire Capital to purchase up to $10 million in the aggregate of our common stock at such times and in such amounts as elected by the Company under the terms of the option agreement.  The parties terminated the Option Agreement upon entering into the CSPA.

Common Stock Issued for Loan Interest and Fees

As discussed in Note 6 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the RCF Loan.  For the six months ended June 30, 2016, the Company issued 38,086 shares of common stock for the payment of $0.2 million in accrued interest and fees for the three-month period ended December 31, 2015.

Common Stock Issued for Anatolia Energy transaction fees

On January 8, 2016, the Company issued 117,097 shares with a fair market value per share of $6.00 in satisfaction of $0.7 million in required termination payments related to the Anatolia Transaction.

On June 30, 2016, the Company issued 47,229 shares of common stock with a fair value per share of $1.60 in satisfaction of $0.1 million in fees related to the Anatolia Transaction.

9. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  As of June 30, 2016, 44,085 shares were available for future issuances under the 2013 Plan.  For the three months ending June 30, 2016 and 2015, the Company recorded stock-based compensation expense of $0.3 million and $0.2 million, respectively.  For the six months ending June 30, 2016 and 2015, the Company recorded stock-based compensation of $0.5 million and $0.6 million respectively.  Stock-based compensation is included in general and administrative expense.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

In addition to the plans above, upon completion of the Anatolia Transaction, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the Anatolia Transaction.  During the six months ended June 30, 2016 all of the performance shares expired without the performance condition being satisfied.

Bonus Shares

The Company did not award any bonus shares during the six-month period ending June 30, 2016.

In March 2015, in accordance with the Company’s short-term incentive plan, the Company awarded its executives bonuses that were paid out in common stock of the Company.  The bonus shares vested immediately and had a fair value of $0.3 million which was determined using the closing share price of the Company’s common stock on the date of grant.

Stock Options

The following table summarizes stock options outstanding and changes for the six-month periods ending June 30, 2016 and 2015:

	June 30,		June 30,
	2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	326,424	$ 24.90	13,396	$ 303.36
Expired	(4,724)	438.89	(208)	394.80
Stock options outstanding at end of period	321,700	$ 18.82	13,188	$ 300.72
Stock options exercisable at end of period	321,491	$ 18.81	11,139	$ 349.56

The following table summarizes stock options outstanding and exercisable by stock option plan at June 30, 2016:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	5,792	$ 121.17	5,792	$ 121.17
2004 Directors’ Plan	1,390	629.52	1,390	629.52
2013 Plan	417	35.88	208	35.88
Replacement Stock Options	314,101	14.21	314,101	14.21
	321,700	18.82	321,491	18.81

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2016 was approximately $7,870, which is expected to be recognized during the quarter ended September 30, 2016.

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes RSU activity for the six-month periods ended June 30, 2016 and 2015:

	June 30,		June 30,
	2016		2015
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	32,699	$ 34.25	45,401	$ 34.08
Granted	-	-	-	-
Forfeited	(3,334)	32.21	-	-
Vested	(7,698)	29.45	(11,032)	34.08
Unvested RSUs at end of period	21,667	$ 36.27	34,369	$ 34.20

Total estimated unrecognized compensation cost from unvested RSUs as of June 30, 2016 was approximately $0.4 million, which is expected to be recognized over a weighted-average period of 0.87 years.

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

The following table summarizes RSA activity for the six-month periods ended June 30, 2016 and 2015:

	June 30,		June 30,
	2016		2015
	Number of RSAs	Weighted-Average Grant Date Fair Value	Number of RSAs	Weighted-Average Grant Date Fair Value
Unvested RSAs at beginning of period	1,366	$ 40.01	2,223	$ 62.52
Granted	-	-	-	-
Forfeited	(104)	80.40	-	-
Vested	(336)	47.51	(752)	101.04
Unvested RSAs at end of period	926	$ 32.76	1,471	$ 42.84

10. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 1,049,849 were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive due to our net loss position for the three and six months ended June 30, 2016.

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

As discussed in Part II. Item 1. “Legal Proceedings,” below, the Company and a former contractor agreed to settle a complaint filed against the Company whereby the former contractor alleged that the Company breached a compensation agreement between the Company and the contractor. The Company and the former contractor agreed to a settlement amount equal to $90,000 in three installments:  $10,000 to be paid within five business days of executing a settlement agreement; $40,000 to be paid on or before June 30, 2016; and the remaining $40,000 to be paid on or before September 30, 2016.

12. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment, consisting of uranium exploration and development activities.  These activities are focused principally in the United States and the Republic of Turkey.  We reported no revenues during the three- and six-month periods ended June 30, 2016 and 2015.  Geographic location of property, plant and equipment, including mineral rights, and mineral property expenses, is provided in Notes 3 and 4, above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of URI for the three and six months ended June 30, 2016 has been prepared based on information available to us as of August 11, 2016. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of URI for the period ended December 31, 2015 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction

URI is a uranium exploration, development and production company. We were organized in 1977 to acquire and develop uranium projects in South Texas using the in-situ recovery (“ISR”) process. We have historically produced uranium by ISR methods in the state of Texas where we currently have ISR projects and two licensed processing facilities.  Following our 2015 acquisition of Anatolia Energy, we are focused on advancing to near-term production the Temrezli ISR project in Central Turkey. URI also controls extensive exploration properties in the region of the Temrezli project, which are held under nine exploration and operating licenses covering approximately 32,000 acres, with numerous exploration targets, including the potential satellite Sefaatli project, which is located approximately 30 miles southwest of the Temrezli project. We also control approximately 190,000 acres of mineral holdings in the prolific Grants Mineral Belt of the State of New Mexico, a portion of which we have entered into a definitive purchase agreement to sell and approximately 12,000 acres in the South Texas uranium province. URI acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. None of URI’s properties are currently in production.

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

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into the CSPA with Aspire Capital to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months.  The Company will control the timing and amount of sales to Aspire Capital, and at a price based on the market at that time.  As consideration for Aspire Capital entering into the CSPA, the Company issued 240,000 shares of its common stock to Aspire Capital upon the Company’s receipt of shareholder approval at its Annual General Meeting of Stockholders which was held on June 7, 2016.  These shares had a fair value of $2.18 per share, which has been included as additional paid in capital in the Company’s Balance Sheet as of June 30, 2016.  Also following receipt of shareholder approval for the issuance of up to 5.0 million shares of common stock under the CSPA and effectiveness of the S-1 registration statement relating to the resale of the shares subject to the CSPA, the Company began selling shares of its common stock to Aspire Capital under the terms of the CSPA.   As of June 30, 2016, the Company had sold 1,000,000 shares of common stock for net proceeds of $1.7 million under the CSPA.

Registered Direct Offerings

On April 4, 2016, the Company completed a registered direct offering with Aspire Capital for gross proceeds of $1.25 million.  The Company sold 375,000 shares of common stock at a price of $2.17 per share and 200,000 pre-funded warrants at a price of $2.16 per warrant, which was paid at closing.  The warrants had an exercise price of $0.01 and a term of three years.  On June 3, 2016, Aspire Capital exercised all 200,000 outstanding warrants for shares of the Company’s common stock.

On February 3, 2016, the Company completed a registered direct offering with Aspire Capital for gross proceeds of $0.8 million.  The Company sold 296,666 shares of common stock at a price of $2.82 per share.  Net proceeds to the Company, after deducting offering expenses, were approximately $0.8 million.

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

The closing under the Laramide SPA is subject to various conditions, including, without limitation, completion of a financing by Laramide Resources on commercially reasonable terms and in such amount as is necessary to fund the $5.25 million purchase price and certain customary and required consents and releases of and by third parties, including RCF. The Company initially expected that the Laramide SPA would close by June 30, 2016, but Laramide Resources has experienced delays in obtaining the necessary funding to close the transaction. Based on continuing discussions with Laramide Resources, the Company believes that the funding will be in place to close by the September 30, 2016 deadline contained in the agreement.  Either party may terminate the Laramide SPA if the closing thereunder has not occurred on or before September 30, 2016.  The United States Nuclear Regulatory Commission has approved the transfer of the Company’s license to Laramide Resources, effective at closing.

Results of Operations

Summary

Our consolidated net loss for the three months ended June 30, 2016 was $4.6 million or $0.75 per share which was approximately level with our consolidated net loss of $4.6 million, or $1.83 per share for the same period in 2015.

Our consolidated net loss for the six months ended June 30, 2016 was $8.9 million or $1.60 per share as compared with $8.3 million or $3.54 per share for the same period in 2015.  For the six months ended June 30, 2016, the increase in our consolidated net loss of $0.6 million from the respective prior period was mostly the result of an impairment charge of $0.5 million which was recorded upon termination of the Sejita Dome project, commitment fees of $0.3 million paid to Aspire Capital in accordance with the terms of the Option Agreement and a $0.1 million loss on the sale of available-for-sale securities.

Mineral Property Expenses

Mineral property expenses for the three and six months ended June 30, 2016 were $1.1 million and $1.9 million, as compared with $1.3 million and $2.1 million for the 2015 periods.

The following table details our mineral property expenses for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome Project	$ -	$ -	$ -	$ -
Rosita Project	6	34	(12)	43
Vasquez Project	-	-	-	-
Total restoration/recovery expenses	6	34	(12)	43

Standby care and maintenance expenses
Kingsville Dome Project	159	152	301	280
Rosita Project	79	94	161	188
Vasquez Project	88	119	170	208
Temrezli Project	180	-	421	-
Total standby care and maintenance expenses	506	365	1,053	676

Exploration and evaluation costs	-	186	7	406

Land maintenance and holding costs	626	707	821	976

Total mineral property expenses	$ 1,138	$ 1,292	$ 1,869	$ 2,101

For the three months ended June 30, 2016, mineral property expenses decreased by $0.1 million as compared with the corresponding period in 2015.  This decrease is mostly due to a decrease in exploration and evaluation costs of $0.2 million and land holding costs of $0.1 million, which were partially offset by an increase in costs associated with our Temrezli project of $0.2 million which was acquired in November 2015.

For the six months ended June 30, 2016, mineral property expenses decreased by $0.2 million as compared with the corresponding period in 2015.  This decrease is mostly due to a decrease in exploration and evaluation costs of $0.4 million and land holding costs of $0.2 million, which were partially offset by an increase in costs associated with our Temrezli project of $0.4 million.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2016 and 2015 were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	{thousands of dollars)
Stock compensation expense	$ 287	$ 172	$ 470	$ 625
Salaries and payroll burden	604	566	1,298	1,141
Legal, accounting, public company expenses	760	973	1,628	1,596
Insurance and bank fees	141	148	278	294
Consulting and professional services	49	376	162	488
Office expenses	136	132	266	274
Other expenses	30	39	50	83
Total	$ 2,007	$ 2,406	$ 4,152	$ 4,501

For the three months ended June 30, 2016, general and administrative charges decreased by $0.4 million as compared with the corresponding period in 2015.  This decrease was due to decreases in consulting and professional services of $0.3 million and legal, accounting, public company expenses of $0.2 million both of which were mostly the result of decreased M&A activities during the three months ended June 30, 2016 and the Company’s efforts to reduce expenditures.

For the six months ended June 30, 2016, general and administrative charges decreased by $0.3 million as compared with the corresponding period in 2015.  This decrease was due to a decrease in consulting and professional services of $0.3 million which was the result of the Company’s efforts to reduce expenditures.

Other Income and Expenses

Interest Expense

Interest expense of $0.8 million for the three months ended June 30, 2016 consisted of interest of $0.3 million payable to RCF, amortization of the debt discount of $0.5 million and amortization of the establishment fee of $25,000.

Interest expense of $0.7 million for the three months ended June 30, 2015 consisted of accrued interest payable to RCF of $0.2 million, amortization of the debt discount of $0.4 million and amortization of the establishment fee of $25,000.

Interest expense of $1.5 million for the six months ended June 30, 2016 consisted of interest of $0.5 million payable to RCF, amortization of the debt discount of $1.0 million and amortization of the establishment fee of $50,000.

Interest expense of $1.3 million for the six months ended June 30, 2015 consisted of interest expense of $0.3 million payable to RCF, amortization of the debt discount of $0.9 million and amortization of the establishment fee of $50,000.

Commitment Fees

Commitment fees expense of $0.3 million for the six months ended June 30, 2016 was the result of the Company’s issuance of 75,000 shares of common stock to Aspire Capital on February 4, 2016 as consideration for Aspire Capital entering into the Option Agreement.  The shares had a fair value of $4.44 per share.

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

Financial Position

Operating Activities

Net cash used in operating activities was $5.2 million for the six months ended June 30, 2016, as compared with $5.8 million for the same period in 2015. The decrease of $0.6 million in cash used is primarily due to an increase in non-cash expenditures of $0.9 million offset by an increase in cash paid for interest expense of $0.3 million due to RCF’s election to receive cash for the March 31, 2016 interest payment.

Investing Activities

Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2016, as compared with cash used by investing activities of $0.8 million for the same period in 2015.  For the 2016 period, the Company received $0.2 million from the sale of short-term investments.  For the 2015 period, the Company loaned $0.8 million to Anatolia to ensure working capital needs were met prior to the closing of the Anatolia Transaction.

Financing Activities

Net cash provided by financing activities was $5.1 million for the six months ended June 30, 2016.  For the six months ended June 30, 2016, net cash proceeds of $0.8 million and $1.2 million were received upon the February 16, 2016 and April 4, 2016 registered direct offerings, respectively, $1.7 million in net proceeds were received from the sale of common stock to Aspire Capital under the terms of the CSPA and $1.4 million in net proceeds were received from the sale of common stock sold through the Company’s ATM program.

Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2015.  For the six months ended June 30, 2015 net cash proceeds of $5.4 million were received upon the March 6, 2015 completion of a registered direct offering and $0.2 million in net proceeds were received from the sale of common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for income tax withholdings on net share settlements of equity awards of $0.1 million.

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

Since the second half of 2015, the Company has faced liquidity challenges.  The Company has encountered difficulties raising sufficient capital as a result of weak capital markets, particularly in the commodities sector.  The Company’s liquidity was further challenged following the completion of the Anatolia Transaction on November 9, 2015, as the Company incurred higher than expected transaction costs and assumed significant unpaid trade payables from Anatolia Energy.  At June 30, 2016 the Company’s cash balances were $1.0 million and the Company had a working capital deficit of $10.0 million.  Contributing to the working capital deficit was the reclassification of the RCF Loan from long-term to short-term liabilities as the RCF Loan matures on December 31, 2016.  Subsequent to the quarter-end, the Company sold 995,100 shares of common stock under the CSPA for net proceeds of $1.4 million.  The ending cash balance of $1.0 million along with the proceeds received from the CSPA is expected to provide the Company with sufficient capital to fund its critical operations through September 30, 2016.  The Company anticipates funding from the following sources to sustain its operations beyond September 30, 2016:

•

Laramide Asset Sale

On April 7, 2016, Laramide Resources and the Company entered into the Laramide SPA for the sale of its wholly-owned subsidiary Hydro Resources Inc., which holds the Company’s Churchrock and Crownpoint properties in New Mexico for $12.5 million.  Under the terms of the Laramide SPA, the Company expects to receive an initial cash payment of $5.25 million upon closing. The closing is subject to certain conditions including completion of a financing by Laramide Resources on commercially reasonable terms and in such amount as is necessary to fund the $5.25 million cash payment. Closing is currently anticipated to occur by the end of the third quarter of 2016.  Either party may terminate the Laramide SPA if the closing has not occurred by September 30, 2016.

•

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into the CSPA with Aspire Capital to place up to $12.0 million in the aggregate of its common stock over a term of 30 months following receipt of shareholder approval.  The Company’s shareholders approved the issuance of up to 5.0 million shares of common stock under the CSPA at its Annual General Meeting of Shareholders on June 7, 2016.  As of August 11, 2016 the Company has approximately $8.9 million or 3.0 million shares of common stock available for future sales.

•

At-the-Market Sales Agreement

The Company has an existing ATM Sales Agreement that allows it to sell, from time-to-time, shares of its common stock in at-the-market offerings having an aggregate offering amount up to $15.0 million of which we have approximately $4.5 million available for future sales as of August 11, 2016.  The Company is unable to sell shares of its common stock through the ATM Sales Agreement on dates that it places shares with Aspire Capital through its CSPA.

The Company’s ability to continue to fund its ongoing operations and continue as a going concern is dependent upon the sources of capital above and the renegotiation of the RCF Loan.  While the Company initially expected that the Laramide SPA would close by June 30, 2016, Laramide Resources has experienced delays in obtaining the necessary funding to close the transaction.  Based on continued discussions with Laramide Resources, the Company believes that the funding will be in place to close by September 30, 2016.  In addition, factors such as the Company’s market capitalization, current share price, volatility of trading volume and potential to fall below the reference price under the CSPA ($0.50 per share) may make it difficult for the Company to fully utilize the $8.9 million and $4.5 million available under the CSPA and ATM Sales Agreement, respectively.  Therefore, the Company may need to raise additional capital from other sources.  The Company is currently evaluating its options with respect to the RCF Loan and continues to explore opportunities to further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

While the Company has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs, including upon the maturity of our outstanding debt, or on terms acceptable to the Company. In the event funds are not available, the Company may be required to materially change its business plans and it could default under the RCF Loan.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding for the Company through the third quarter of 2016 and beyond, the closing of the Laramide SPA, the repayment or renegotiation of the RCF Loan, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•

the availability of capital to URI;

•

the spot price and long-term contract price of uranium;

•

risks associated with our foreign operations;

•

the ability of URI to enter into and successfully close acquisitions or other material transactions, including without limitation the transaction with Laramide Resources;

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls

During the three months ended June 30, 2016, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3., “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2015.  The following disclosure updates certain legal proceedings set forth under the headings “— Dispute over Kleberg Settlement Agreement” and “— Litigation by Former Contractor” in the 2015 Form 10-K to reflect developments during the six months ended June 30, 2016 and should be read together with the corresponding disclosure in the 2015 Form 10-K..

Dispute over Kleberg Settlement Agreement

On March 14, 2016, URI, Inc. filed a motion for rehearing and reconsideration en banc before the 13th Court of Appeals of Texas.  URI, Inc. argued that the Court should grant rehearing or reconsideration because its prior opinion, which added new terms to the 2004 Settlement Agreement, ignored established precedent and improperly violated the prohibition against consideration of extraneous matters when interpreting unambiguous contracts.  On March 30, 2016, the 13th Court of Appeals denied the motion for rehearing en banc.  On June 15, 2016, URI, Inc. filed a petition for review with the Texas Supreme Court raising the issue of whether a court may alter the explicit terms of an unambiguous contract based on one party’s subjective belief regarding whether certain data meets the requirements of the contract as well as other related issues.  The petition is under review by the Texas Supreme Court.

Litigation by Former Contractor

On April 14, 2016, Company representatives and a former contractor of the Company (both assisted by counsel) participated in a mediation session and agreed to resolve the dispute.  On May 4, 2016, the Company and its former contractor executed a settlement agreement in which the Company agreed to pay its former contractor an amount equal to $90,000 in three installments:  $10,000 to be paid within five business days of executing a settlement agreement; $40,000 to be paid on or before June 30, 2016; and the remaining $40,000 to be paid on or before September 30, 2016.  In exchange, the Company’s former contractor agreed to dismiss the lawsuit within two business days of executing a settlement agreement and also agreed to release all claims against the Company after the three payments have been made.  Counsel for the parties have filed with the District Court a stipulated motion to dismiss the lawsuit with prejudice, and the Court issued an order dismissing the case on May 11, 2016.

TCEQ Adjudicatory Proceeding for the Kingsville Facility

In late 2012, the Company’s Texas-based subsidiary, URI Inc., filed an application to renew a radioactive material license for reclamation activities at the Kingsville Dome facility in South Texas with the Texas Commission on Environmental Quality (TCEQ) as well as a new application to conduct ISR mining activities at the Kingsville Dome facility.  In July 2015 the TCEQ staff concluded that the applications satisfied regulatory requirements and recommended that the permits should be issued or renewed.  In October 2015, TCEQ held initial hearings on the matter and referred the matter to an administrative law judge for further consideration.  On March 3, 2016, the administrative law judge held a preliminary hearing, granted standing to numerous landowners and set a schedule for the proceeding.  On June 15, 2016, URI, Inc. filed a motion to abate the proceedings and a request to withdraw the permit application without prejudice pursuant to TCEQ rules and offered to pay other parties expenses (other than attorney’s fees) as required by TCEQ rules.  The parties are in the process of presenting their expenses for consideration for payment by URI, Inc.

ITEM 1A.  RISK FACTORS.

Other than as set forth below, there have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Closing of our previously announced transaction for the sale of the Company’s Churchrock and Crownpoint projects to Laramide Resources has not yet occurred and no assurances can be given that this transaction will close. If we do not raise sufficient additional capital in the very near term, our business, liquidity and financial condition would be materially adversely affected.

As of the date of this filing, the conditions to the closing of our previously announced transaction with Laramide Resources have not been satisfied, and in particular, Laramide Resources has not yet completed a financing on commercially reasonable terms to fund the $5.25 million cash payment due to the Company at closing. As a result, the closing of the transaction has extended beyond the Company’s original anticipated closing date of June 30, 2016, and no assurances can be given that this transaction will ever close. Each party may terminate the Laramide SPA if the closing thereunder has not occurred on or before September 30, 2016.

As discussed above under “Liquidity and Capital Resources”, the Company faces an ongoing need to raise capital. Funds from the closing of the Laramide SPA are a material component of the Company’s current funding plans, and if we are unable to close the transaction with Laramide Resources, we anticipate that we will need to raise significant amounts of capital from alternative sources in the very near term

While the Company has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs, including upon the maturity of our outstanding debt, or on terms acceptable to the Company. In the event funds are not available, the Company may be required to materially change its business plans and it could default under the RCF Loan.

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

URANIUM RESOURCES, INC.

Dated: August 11, 2016	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2016	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Share Purchase Agreement, dated April 7, 2016, between the Company, Hydro Resources, Inc. and Laramide Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

10.1

Securities Purchase Agreement, dated April 4, 2016, between the Company and Aspire Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

10.2

Common Stock Purchase Agreement, dated April 8, 2016, between the Company and Aspire Capital Fund, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2016).

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