Form 10-Q
period 2016-09-30
URANIUM RESOURCES INC /DE/
filed 2016-11-10
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	13,383,372 as of November 10, 2016

URANIUM RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 4. CONTROLS AND PROCEDURES

26

PART II - OTHER INFORMATION

27

ITEM 1.  LEGAL PROCEEDINGS

27

ITEM 1A.  RISK FACTORS

28

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

29

ITEM 4.  MINE SAFETY DISCLOSURES

29

ITEM 5.  OTHER INFORMATION

29

ITEM 6.  EXHIBITS

29

SIGNATURES

30

EXHIBIT INDEX

31

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)

		September 30,	December 31,
	Notes	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents		$ 3,826	$ 865
Prepaid and other current assets		621	1,140
Total Current Assets		4,447	2,005

Property, plant and equipment, at cost:
Property, plant and equipment		113,924	114,496
Less accumulated depreciation, depletion and impairment		(65,831)	(65,684)
Net property, plant and equipment	3	48,093	48,812

Restricted cash		3,968	4,026
Long-term assets held for sale	5	2,123	2,123
Total Assets		$ 58,631	$ 56,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 952	$ 3,046
Accrued liabilities		1,834	1,569
Convertible loan, net of discount – related party	6	7,509	6,154
Current portion of asset retirement obligations	7	121	121
Total Current Liabilities		10,416	10,890

Asset retirement obligations, net of current portion	7	4,548	4,242
Other long-term liabilities and deferred credits		725	800
Long-term liabilities related to assets held for sale	5	555	555
Total Liabilities		16,244	16,487

Commitments and Contingencies	6,7,11

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 12,496,047 and 4,530,211, respectively
Outstanding shares – 12,488,022 and 4,522,186, respectively	8	12	5
Paid-in capital	8,9	272,554	258,096
Accumulated other comprehensive income		-	(67)
Accumulated deficit		(229,921)	(217,297)
Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		42,387	40,479

Total Liabilities and Stockholders' Equity		$ 58,631	$ 56,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Notes	2016	2015	2016	2015

Operating Expenses:
Mineral property expenses	4	$ (1,039)	$ (920)	$ (2,908)	$ (3,021)
General and administrative		(1,883)	(2,851)	(6,035)	(7,352)
Accretion of asset retirement obligations	7	(120)	(112)	(360)	(337)
Depreciation and amortization		(56)	(83)	(188)	(252)
Impairment of uranium properties	3	-	-	(534)	-
Total operating expenses		(3,098)	(3,966)	(10,025)	(10,962)

Non-Operating Income/(Expenses):
Commitment fees		-	-	(333)	-
Interest expense	6	(671)	(644)	(2,194)	(1,974)
Loss on sale of available-for-sale securities		-	-	(116)	-
Gain on disposal of uranium properties		-	4,268	-	4,268
Other income/(expense), net		25	(1)	44	12
Total non-operating income/(expense)		(646)	3,623	(2,599)	2,306

Net Loss		$ (3,744)	$ (343)	$ (12,624)	$ (8,656)

Other Comprehensive Loss
Unrealized fair value decrease on available-for-sale securities		$ -	$ -	$ (49)	$ -
Transfer to realized loss upon sale of available-for-sale securities		-	(70)	116	(70)
Comprehensive Loss		$ (3,744)	$ (413)	$ (12,557)	$ (8,726)

BASIC AND DILUTED LOSS PER SHARE		$ (0.38)	$ (0.14)	$ (1.81)	$ (3.61)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		9,741,331	2,500,835	6,963,869	2,399,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)

		Nine Months Ended September 30,
	Notes	2016	2015

Operating Activities:
Net loss		$ (12,624)	$ (8,656)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	7	360	337
Amortization of debt discount		1,355	1,354
Amortization of convertible loan establishment fee		75	75
Loss on sale of available-for-sale securities		116	-
Common stock issued as payment for commitment fees		333	-
Impairment of uranium properties		534	-
Costs incurred for restoration and reclamation activities	7	(54)	(129)
Depreciation and amortization		188	252
Stock based compensation expense	9	545	794
Gain on disposal of uranium properties		-	(4,268)
Gain on disposal of property, plant and equipment		-	(18)
Effect of changes in operating working capital items:
(Increase)/decrease in receivables		47	(1)
(Increase)/decrease in prepaid and other current assets		101	(96)
Increase/(decrease) in payables, accrued liabilities and deferred credits		(830)	1,875
Net Cash Used In Operating Activities		(9,854)	(8,481)

Cash Flows From Investing Activities:
Proceeds from the sale of investments		247	-
Increase in notes receivable		-	(1,283)
Decrease in restricted cash		57	-
Purchases of equipment		-	(12)
Proceeds from disposal of property, plant and equipment		-	2,518
Net Cash Provided By Investing Activities		304	1,223

Cash Flows From Financing Activities:
Payments on borrowings		-	(4)
Issuance of common stock, net	8	12,511	5,654
Payment of minimum withholding taxes on net share settlements of equity awards		-	(126)
Net Cash Provided By Financing Activities		12,511	5,524

Net increase/(decrease) in cash and cash equivalents		2,961	(1,734)
Cash and cash equivalents, beginning of period		865	5,570
Cash and Cash Equivalents, End of Period		$ 3,826	$ 3,836

Cash Paid During the Period For:
Interest		$ 486	$ -
Supplemental Non-Cash Information With Respect to Investing and Financing Activities:
Common stock issued for settlement of accounts payable	8	$ 834	$ -
Common stock issued for payment of convertible loan interest and fees	6,8	$ 242	$ 541
Common stock issued for payment of commitment fees	8	$ 523	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2016	4,522,186	$ 5	$ 258,096	$ (67)	$ (217,297)	$ (258)	$ 40,479
Net loss	-	-	-	-	(12,624)	-	(12,624)
Common stock issued, net of issuance costs	7,390,061	7	11,981	-	-	-	11,988
Common stock issued for loan interest	38,086	-	242	-	-	-	242
Common stock issued for settlement of accounts payable	214,991	-	834	-	-	-	834
Common stock issued as payment for commitment fees	315,000	-	856	-	-	-	856
Stock compensation expense and related share issuances	7,698	-	545	-	-	-	545
Reclassification of unrealized holding loss to realized holding loss	-	-	-	67	-	-	67

Balances, September 30, 2016	12,488,022	$ 12	$ 272,554	$ -	$ (229,921)	$ (258)	$ 42,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Uranium Resources, Inc. (the “Company,” “we,” “us,” or “URI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Uranium Resources, Inc.’s 2015 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2016.

Revision of Prior Period Financial Statements

Prior to the issuance of the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, the Company identified an error in its previously reported financial statements that resulted in an adjustment of $0.6 million to the gain recorded upon the sale of the Company’s Roca Honda project assets for the three and nine month periods ended September 30, 2015.  Upon the sale of the Roca Honda assets, the Company did not include the carrying value of its West Endy project in its determination of the amount of the gain.

The Company assessed the materiality of this error on the prior periods’ financial statements in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, and concluded that the error was not material to the financial condition for the current and prior interim periods.  Consequently, in accordance with ASC 250, the Company corrected this error for all prior periods presented by revising the consolidated financial statements and other financial information contained herein.

The following table summarizes the effects of the revision on the consolidated statements of operations and balance sheets:

	As Filed			As Revised
	Three months ended September 30, 2015	Nine months ended September 30, 2015	Revision Adjustments	Three months ended September 30, 2015	Nine months ended September 30, 2015
Affected income statement items
Gain on disposal of uranium properties	$ 4,916	$ 4,916	$ (648)	$ 4,268	$ 4,268
Net income/(loss)	$ 305	$ (8,008)	$ (648)	$ (343)	$ (8,656)
Basic and diluted income/(loss) per share	$ 0.12	$ (3.36)	$ (0.26)	$ (0.14)	$ (3.61)
Affected balance sheet items
Property, plant and equipment	$ -	$ 34,622	$ (648)	$ -	$ 33,974
Total assets		$ 44,802	$ (648)		$ 44,154

The revision had no net impact on the Company’s Statement of Cash Flows.

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

Since the second half of 2015, the Company has faced liquidity challenges.  The Company has encountered difficulties raising sufficient capital as a result of weak capital markets, particularly in the commodities sector.  The Company’s liquidity was further challenged following the completion of the acquisition of Anatolia Energy Limited (“Anatolia Energy”) on November 9, 2015, whereby the Company acquired all of the issued and outstanding common stock of Anatolia Energy (the “Anatolia Transaction”),  as the Company incurred higher than expected transaction costs and assumed significant unpaid trade payables from Anatolia Energy.  At September 30, 2016 the Company’s cash balances were $3.8 million and the Company had a working capital deficit of $6.0 million, which deficit includes $7.5 million related to the RCF Loan (defined in Note 6, below) which matures on December 31, 2016.  The ending cash balance of $3.8 million is expected to provide the Company with sufficient capital to fund its critical operations through December 31, 2016.  The Company’s ability to avoid default on RCF Loan will depend upon renegotiation of the loan terms or raising additional capital from other sources.  The Company presently anticipates funding from the following sources:

•

Laramide Asset Sale

On April 7, 2016, Laramide Resources Ltd. (“Laramide Resources”) and the Company entered into a Share Purchase Agreement (the “Laramide SPA”) for the sale of its wholly-owned subsidiary Hydro Resources Inc., which holds the Company’s Churchrock and Crownpoint properties in New Mexico for $12.5 million.  Under the terms of the Laramide SPA, the Company expects to receive an initial cash payment of $5.25 million upon closing. The closing is subject to certain conditions including completion of a financing by Laramide Resources on commercially reasonable terms and in such amount as is necessary to fund the $5.25 million cash payment. Closing is currently anticipated to occur by November 30, 2016.  Either party may terminate the Laramide SPA if the closing has not occurred by November 30, 2016, which was extended under an amendment agreement from September 30, 2016.  See note 5 for further discussion.

•

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”) to place up to $12.0 million in the aggregate of its common stock over a term of 30 months following receipt of shareholder approval.  The Company’s shareholders approved the issuance of up to 5.0 million shares of common stock under the CSPA at its Annual General Meeting of Stockholders on June 7, 2016.  As of November 10, 2016 the Company has approximately $6.3 million of common stock and 744,650 shares available for future sales.  The Company would need to seek stockholder approval before issuing shares in excess of such 744,650 shares.

The Company’s ability to continue to fund its ongoing operations and continue as a going concern is dependent upon the sources of capital above and the renegotiation or refinancing of the RCF Loan.  While the Company initially expected that the Laramide SPA would close by September 30, 2016, Laramide Resources has experienced delays in obtaining the necessary funding to close the transaction and, as a result, the Company and Laramide Resources agreed to extend the closing date to November 30, 2016.  Based on continued discussions with Laramide Resources and the payment of the $250,000 extension fee, the Company believes that the funding will be in place to close by November 30, 2016.  In addition, factors such as the Company’s market capitalization, current share price, volatility of trading volume and potential to fall below the reference price under the CSPA ($0.50 per share) may make it difficult for the Company to fully utilize the $6.3 million available under the CSPA.  Therefore, the Company may need to raise additional capital from other sources.  The Company is currently evaluating its options with respect to the RCF Loan and continues to explore opportunities to further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Specifically, the Company completed a registered direct offering in February 2014 for net proceeds of $9.3 million and procured the RCF Loan in November 2013 that provided the Company with $8.0 million in cash, which debt matures on December 31, 2016.

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

3. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at September 30, 2016
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,621	$ -	$ -	$ 8,621
Mineral rights and properties	17,968	979	19,102	-	38,049
Other property, plant and equipment	22	1,257	-	144	1,423
Total	$ 17,990	$ 10,857	$ 19,102	$ 144	$ 48,093

	Net Book Value of Property, Plant and Equipment at December 31, 2015
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,653	$ -	$ -	$ 8,653
Mineral rights and properties	17,968	1,513	19,102	-	38,583
Other property, plant and equipment	22	1,352	-	202	1,576
Total	$ 17,990	$ 11,518	$ 19,102	$ 202	$ 48,812

During the nine-month period ended September 30, 2016, the Company recorded an impairment charge of $0.5 million on its Sejita Dome project which was the result of URI’s Board of Directors and management determining that recent exploration results indicated that the project should be terminated.  As a result, the carrying value of the Sejita Dome project was written down to nil.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

4. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by jurisdiction for the three and nine months ended September 30, 2016 and 2015 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(thousands of dollars)
Temrezli project, Turkey	$ 31	$ -	$ 453	$ -
Total Turkey projects	31	-	453	-

Kingsville Dome project, Texas	214	200	624	589
Rosita project, Texas	130	306	290	548
Vasquez project, Texas	105	111	365	409
Butler Ranch project, Texas	9	179	19	250
Other projects, Texas	2	55	61	535
Total Texas projects	460	851	1,359	2,331

Cebolleta project, New Mexico	-	-	537	537
Juan Tafoya project, New Mexico	37	37	48	46
Other projects, New Mexico	32	32	32	107
Total New Mexico projects	69	69	617	690

Columbus Basin project, Nevada	113	-	113	-
Other projects, Nevada	14	-	14	-
Total Nevada projects	127	-	127	-

Sal Rica project, Utah	352	-	352	-
Total Utah projects	352	-	352	-

Total expense for the period	$ 1,039	$ 920	$ 2,908	$ 3,021

On August 23, 2016, the Company staked approximately 4,600 acres of placer mining claims covering a prospective target for lithium-enriched brines in the Columbus Salt Marsh area of west-central Nevada.  The target area, known as the Nina project, is situated within a region of known lithium mineralization and is located approximately 45 miles west of Tonopah, Nevada.

On September 21, 2016, the Company entered into a Sale and Purchase Agreement (the “Mesa SPA”) with Mesa Exploration Corp. (“Mesa”) to acquire certain placer mining claims comprising the Sal Rica project.  The Sal Rica project is comprised of approximately 9,800 acres of placer mining claims covering a prospective target for lithium-enriched brines.  The target area is situated within a region of known brine-hosted lithium mineralization and is approximately 25 miles north of the town of Wendover, Utah.

Under the terms of the Mesa SPA, the Company acquired a 100% interest in the Sal Rica project, subject to a 2% net smelter return royalty (“NSR Royalty”), for the following consideration: (i)  $50,000 cash paid to Mesa at closing; (ii) 100,000 unregistered shares of the Company’s common stock at closing, with a registration statement to be filed with the SEC within 28 days of issue; and (iii) 100,000 unregistered shares of the Company’s common stock on the first anniversary date of closing, with a registration statement to be filed with the SEC within 28 days of issue.  The closing of the transaction occurred on October 19, 2016, at which time the Company issued 100,000 unregistered shares of common stock and paid $50,000 to Mesa.   As of September 30, 2016 the Company recorded exploration expense of $0.3 million related to the Mesa SPA, which includes the $50,000 paid to Mesa on October 19, 2016 and $279,000 of expense related to the fair value of the shares to be issued to Mesa.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

Either party could originally terminate the Laramide SPA if the closing thereunder had not occurred on or before September 30, 2016.  On October 2, 2016, the Company and Laramide Resources agreed to extend the Laramide SPA until November 30, 2016 in exchange for an extension payment of $250,000 which was paid to the Company on October 21, 2016.  Other than an extension of the date by which either party could terminate the Laramide SPA from September 30, 2016 to November 30, 2016, no further changes were made to the Laramide SPA.  The $250,000 extension payment is non-refundable and will be treated as a pre-payment of the purchase price upon closing of the transaction.

As a result, the assets and liabilities associated with the Churchrock and Crownpoint projects have been classified as held for sale as of September 30, 2016 and December 31, 2015.  The Company recently acquired a portion of the Churchrock project from Energy Fuels Inc., and recorded the assets at a fair value of $2.1 million.

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

Amounts drawn under the RCF Loan mature on December 31, 2016 and bear interest at 10% per annum, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  The number of shares to be issued as payment for interest is determined based upon the volume weighted-average price (“VWAP”) of the Company’s common stock for the 20 trading days preceding the last day of each quarter.  Accordingly, the Company issued 38,086 shares of common stock on January 4, 2016 for settlement of interest expense of $0.2 million related to the three-month period ended December 31, 2015.  RCF elected to receive cash in lieu of shares for the March 31, 2016 and the June 30, 2016 interest payments.  On June 10, 2016, the Company paid $0.3 million to RCF which included $0.2 million in interest owing from March 31, 2016 and a $0.1 million interest penalty on the late payment.  On July 10, 2016, the Company paid $0.2 million to RCF in interest owing from June 30, 2016.

As of September 30, 2016, interest expense of $0.2 million relating to the three-month period ended September 30, 2016 was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company subsequently paid this interest in cash on October 11, 2016.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table represents the key components of the RCF Loan:

	September 30,	December 31,
	2016	2015
(thousands of dollars)
Debt principal	$ 8,000	$ 8,000
Unamortized discount	(491)	(1,846)
Carrying value of convertible loan, end of period	$ 7,509	$ 6,154

For the three- and nine-month periods ended September 30, 2016, the Company recorded amortization of the debt discount and establishment fee of $0.5 million and $1.4 million, respectively, which has been included in interest expense in the Company’s Condensed Consolidated Statements of Operations.

RCF may convert amounts drawn under the RCF Loan into shares of the Company’s common stock at any time prior to maturity on December 31, 2016. The conversion price is set at $31.20 per share. As of November 10, 2016, RCF owned 718,137 shares or 5.4% of the Company’s outstanding common stock. If RCF were to convert the entire $8.0 million outstanding under the RCF Loan, RCF would receive 256,410 shares of the Company’s common stock, and RCF’s ownership percentage in the Company would increase to 7.14%.

7. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	September 30,	December 31,
	2016	2015
(thousands of dollars)
Balance, beginning of period	$ 4,468	$ 4,196
Liabilities settled	(54)	(178)
Accretion expense	360	450
Balance, end of period	4,774	4,468
Less: Current portion	(121)	(121)
Less: Liabilities held for sale	(105)	(105)
Non-current portion	$ 4,548	$ 4,242

The Company is currently performing surface reclamation activities at its Rosita project located in Duval County, Texas.  The Company’s current liability of $0.1 million consists of the estimated costs associated with current and planned surface reclamation activities through September 2017 at the Company’s Rosita project.

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

During the nine months ended September 30, 2016, the Company sold 3,220,000 shares of common stock for net proceeds of $4.7 million under the CSPA.  Subsequent to September 30, 2016, the Company sold 795,350 shares of common stock for net proceeds of approximately $1.0 million under the CSPA.  As of November 10, 2016, approximately $6.3 million of the aggregate $12.0 million and 744,650 shares remained available for future sales under the CSPA.  The Company would need to seek stockholder approval before issuing shares in excess of such 744,650 shares.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Option Agreement

On February 3, 2016, the Company issued 75,000 shares of common stock, with a fair value on the date of issuance of $0.3 million, to Aspire Capital as consideration for Aspire Capital entering into an option agreement (the “Option Agreement”) by which Aspire Capital granted the Company the right at any time or times prior to April 30, 2017 to require Aspire Capital to enter into up to two common stock purchase agreements, each having a term of up to 24 months and collectively requiring Aspire Capital to purchase up to $10 million in the aggregate of our common stock at such times and in such amounts as elected by the Company under the terms of the option agreement.  The parties terminated the Option Agreement upon entering into the CSPA.

At-the-Market Sales

On October 31, 2011, the Company entered into an At-The-Market Sales Agreement with BTIG LLC (the “ATM Sales Agreement”), a global securities trading firm that acts as our sales agent. Under the ATM Sales Agreement, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $15.0 million in “at-the-market” offerings, which shares are registered under the Company’s currently effective registration statement on Form S-3. The Company filed a prospectus supplement dated November 17, 2015 with the Securities and Exchange Commission in connection with the offering, relating to shares of its common stock having an aggregate offering price of up to $6.0 million. The Company pays BTIG a commission equal to 3.0% of the gross proceeds from the sale of any shares pursuant to the ATM Sales Agreement.

During the nine months ended September 30, 2016 the Company sold 3,298,396 shares of common stock for net proceeds of $5.8 million under the ATM Sales Agreement.  As of September 30, 2016, the Company had fully utilized its ATM Sales Agreement and, as a result, no capacity remained available for future sales.

Common Stock Issued for Loan Interest and Fees

As discussed in Note 6 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the RCF Loan.  For the nine months ended September 30, 2016, the Company issued 38,086 shares of common stock for the payment of $0.2 million in accrued interest and fees for the three-month period ended December 31, 2015.

Common Stock Issued for Anatolia Energy transaction fees

On January 8, 2016, the Company issued 117,097 shares of common stock with a fair market value per share of $6.00 in satisfaction of $0.7 million in required termination payments related to the Anatolia Transaction.

On June 30, 2016, the Company issued 47,229 shares of common stock with a fair market value per share of $1.60 in satisfaction of $0.1 million in fees related to the Anatolia Transaction.

On August 1, 2016, the Company issued 50,665 shares of common stock with a fair market value per share of $1.42 in satisfaction of $0.1 million in required termination payments related to the Anatolia Transaction.

9. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  As of September 30, 2016, 49,569 shares were available for future issuances under the 2013 Plan.  For the three months ending September 30, 2016 and 2015, the Company recorded stock-based compensation expense of $0.1 million and $0.3 million, respectively.  For the nine months ending September 30, 2016 and 2015, the Company recorded stock-based compensation of $0.5 million and $0.8 million respectively.  Stock-based compensation is included in general and administrative expense.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

In addition to the plans above, upon completion of the Anatolia Transaction, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the Anatolia Transaction.  During the nine months ended September 30, 2016 all of the performance shares expired without the performance condition being satisfied.  Also, on September 30, 2016, 209,872 replacement stock options with an exercise price of $16.68 per share and a grant date fair value of $1.71 per share expired without being exercised.

Bonus Shares

The Company did not award any bonus shares during the nine-month period ending September 30, 2016.

In March 2015, in accordance with the Company’s short-term incentive plan, the Company awarded its executives bonuses that were paid out in common stock of the Company.  The bonus shares vested immediately and had a fair value of $0.3 million which was determined using the closing share price of the Company’s common stock on the date of grant.

Stock Options

The following table summarizes stock options outstanding and changes for the nine-month periods ending September 30, 2016 and 2015:

	September 30,		September 30,
	2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	326,424	$ 24.90	13,396	$ 303.36
Expired	(215,346)	27.64	(208)	394.80
Stock options outstanding at end of period	111,078	$ 19.60	13,188	$ 300.72
Stock options exercisable at end of period	110,869	$ 19.57	11,139	$ 349.56

The following table summarizes stock options outstanding and exercisable by stock option plan at September 30, 2016:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	5,042	$ 64.28	5,042	$ 64.28
2004 Directors’ Plan	1,390	629.52	1,390	629.52
2013 Plan	417	35.88	208	35.88
Replacement Stock Options	104,229	9.24	104,229	9.33
	111,078	19.60	110,869	19.57

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes RSU activity for the nine-month periods ended September 30, 2016 and 2015:

	September 30,		September 30,
	2016		2015
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	32,699	$ 34.25	45,401	$ 34.08
Granted	-	-	-	-
Forfeited	(3,334)	32.21	(1,667)	32.16
Vested	(7,698)	29.45	(11,032)	34.08
Unvested RSUs at end of period	21,667	$ 36.27	32,702	$ 34.20

Total estimated unrecognized compensation cost from unvested RSUs as of September 30, 2016 was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 0.65 years.

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

The following table summarizes RSA activity for the nine-month periods ended September 30, 2016 and 2015:

	September 30,		September 30,
	2016		2015
	Number of RSAs	Weighted-Average Grant Date Fair Value	Number of RSAs	Weighted-Average Grant Date Fair Value
Unvested RSAs at beginning of period	1,366	$ 40.01	2,223	$ 62.52
Granted	-	-	-	-
Forfeited	(104)	80.40	(104)	80.40
Vested	(336)	47.51	(752)	101.04
Unvested RSAs at end of period	926	$ 32.76	1,367	$ 40.08

10. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 839,227 were excluded from the calculation of earnings per share because the effect on the basic loss per share would be anti-dilutive due to our net loss position for the three and nine months ended September 30, 2016.

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

As discussed in Part II. Item 1. “Legal Proceedings,” below, the Company and a former contractor agreed to settle a complaint filed against the Company whereby the former contractor alleged that the Company breached a compensation agreement between the Company and the contractor. The Company and the former contractor agreed to a settlement amount equal to $90,000 in three installments:  $10,000 to be paid within five business days of executing a settlement agreement; $40,000 to be paid on or before June 30, 2016; and the remaining $40,000 to be paid on or before September 30, 2016.  As of September 30, 2016, the Company had made all required payments under the settlement agreement.

12. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment, consisting of uranium and lithium exploration and development activities.  These activities are focused principally in the United States and the Republic of Turkey.  We reported no revenues during the three- and nine-month periods ended September 30, 2016 and 2015.  Geographic location of property, plant and equipment, including mineral rights, and mineral property expenses, is provided in Notes 3 and 4, above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of URI for the three and nine months ended September 30, 2016 has been prepared based on information available to us as of November 10, 2016. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of URI for the period ended December 31, 2015 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction

URI is an exploration, development and production company focused on energy-related metals. We were organized in 1977 to acquire and develop uranium projects in South Texas using the in-situ recovery (“ISR”) process. We have historically produced uranium by ISR methods in the state of Texas where we currently have ISR projects and two licensed processing facilities.  Following our 2015 acquisition of Anatolia Energy, we are focused on advancing to near-term production the Temrezli ISR project in Central Turkey. URI also controls extensive exploration properties in the region of the Temrezli project, which are held under nine exploration and operating licenses covering approximately 32,000 acres, with numerous exploration targets, including the potential satellite Sefaatli project, which is located approximately 30 miles southwest of the Temrezli project. We also control approximately 190,000 acres of mineral holdings in the prolific Grants Mineral Belt of the State of New Mexico, a portion of which we have entered into a definitive purchase agreement to sell and approximately 12,000 acres in the South Texas uranium province. URI acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. None of URI’s properties are currently in production.

Recent Developments

Uranium Market Overview

Persistent oversupply in the uranium markets has resulted in lower market prices.  As of September 30, 2016, prices have dropped to $23.75 per pound, and have dropped further to less than $20.00per pound at mid-October 2016. Prices at this low level have not been seen by the industry since 2006.  Worldwide nuclear reactor construction and commissioning continues to expand the power plant fleet, and many analysts expect that, over time, the resulting demand for uranium will increase but that at the same time that demand is increasing, supply will attenuate as the current low price environment does little to incentivize new production sources to come online.    Thus, many analysts forecast prices for uranium to be much higher in the longer term, but the lower current price presents the Company with challenges in the short term.

Uranium Resources Strategy

The Company holds high quality, low cost uranium projects in New Mexico, Texas, and the Republic of Turkey.  Low holding costs allow the Company to hold these projects on a care and maintenance basis for the long-term.  Development of the Company’s uranium projects remains dependent upon higher uranium prices and project financing.

In the meantime, the Company has embarked on a growth strategy in the lithium industry.  Our existing experience and skills base are anticipated to be directly applicable to lithium brine exploration, development and production.  In the application of our existing expertise, we can take advantage of a growing lithium market, adding value to the Company while maintaining optionality to the uranium price.

The lithium market is driven by the growth in lithium ion batteries that power mobile telephone and computing devices, power tools, and most importantly, the transportation sector.  The CRU Group estimates that global demand for lithium will grow at a compounded annual growth rate of 6.3% over the period 2015 to 2025 with electric vehicles accounting for an increase in demand of 39% during the same period.  On the supply side, while production is expected to increase, the CRU Group estimates that prices will stabilize in the $4,300 to $8,300 per Lithium Carbonate Equivalent (“LCE”) ton range by 2025.

To that end, the Company has targeted low cost lithium brine exploration and development projects.  These projects tend to have estimated first quartile cash cost performance, or about $2,000 per LCE ton.   Combined with our existing expertise, this is a good fit for the company and a natural extension of our business.  The Company has been active in acquiring projects of this type since mid-2016.

Acquisition of Lithium Properties

On August 23, 2016, the Company staked approximately 4,600 acres of placer mining claims covering a prospective target for lithium-enriched brines in the Columbus Salt Marsh area of west-central Nevada.  The target area, known as the Nina project, is situated within a region of known lithium mineralization and is located approximately 45 miles west of Tonopah, Nevada.

On September 21, 2016, the Company entered into the Mesa SPA with Mesa to acquire certain placer mining claims comprising the Sal Rica project.  The Sal Rica project is comprised of approximately 9,800 acres of placer mining claims covering a prospective target for lithium-enriched brines.  The target area is situated within a region of known brine-hosted lithium mineralization and is approximately 25 miles north of the town of Wendover, Utah.  The closing of the transaction occurred on October 19, 2016.

Under the terms of the Mesa SPA, the Company acquired a 100% interest in the Sal Rica project, subject to a 2% NSR Royalty, for the following consideration: (i)  $50,000 cash paid to Mesa on October 19, 2016; (ii) 100,000 unregistered shares of the Company’s common stock on October 19, 2016, with a resale registration statement to be filed with the SEC by November 17, 2016; and (iii) 100,000 unregistered shares of the Company’s common stock to be issued on October 19, 2017, with a resale registration statement to be filed with the SEC by November 17, 2017.

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

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into the CSPA with Aspire Capital to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months.  The Company will control the timing and amount of sales to Aspire Capital, and at a price based on the market at that time.  As consideration for Aspire Capital entering into the CSPA, the Company issued 240,000 shares of its common stock to Aspire Capital upon the Company’s receipt of shareholder approval at its Annual General Meeting of Stockholders which was held on June 7, 2016.  These shares had a fair value of $2.18 per share, which has been included as additional paid in capital in the Company’s Balance Sheet as of September 30, 2016.  Also following receipt of shareholder approval for the issuance of up to 5.0 million shares of common stock under the CSPA and effectiveness of the S-1 registration statement relating to the resale of the shares subject to the CSPA, the Company began selling shares of its common stock to Aspire Capital under the terms of the CSPA.   As of September 30, 2016, the Company had sold 3,220,000 shares of common stock for net proceeds of $4.7 million under the CSPA.

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

The closing under the Laramide SPA is subject to various conditions, including, without limitation, completion of a financing by Laramide Resources on commercially reasonable terms and in such amount as is necessary to fund the $5.25 million purchase price and certain customary and required consents and releases of and by third parties, including RCF. Either party could originally terminate the Laramide SPA if the closing thereunder had not occurred on or before September 30, 2016.  The Company initially expected that the Laramide SPA would close by September 30, 2016, but Laramide Resources has experienced delays in obtaining the necessary funding to close the transaction. As a result, the Company and Laramide Resources agreed to extend the Laramide SPA until November 30, 2016 in exchange for an extension payment of $250,000 which was paid to the Company on October 21, 2016.  Based on continuing discussions with Laramide Resources, the Company believes that the funding will be in place to close by the November 30, 2016 extended deadline.  The $250,000 received on October 21, 2016 will be treated as a pre-payment of the $12.5 million purchase price once the transaction closes and will not be refunded or credited under any other circumstances.  The United States Nuclear Regulatory Commission has approved the transfer of the Company’s license to Laramide Resources, effective at closing.

Results of Operations

Summary

Our consolidated net loss for the three months ended September 30, 2016 was $3.7 million or $0.38 per share as compared with a loss of $0.3 million or $0.14 per share for the same period in 2015.  Our consolidated net loss for the nine months ended September 30, 2016 was $12.6 million or $1.81 per share as compared with a loss of $8.7 million or $3.61 per share for the same period in 2015.  For both the three and nine-month periods ended September 30, 2016, the increase in our consolidated net loss of $3.4 million and $3.9 million from the respective prior periods was mostly the result of a gain of $4.3 million recorded upon the sale of our Roca Honda assets to Energy Fuels in July 2015.  Also contributing to the increase in our net loss for the nine-month period ended September 30, 2016 was an impairment charge of $0.5 million which was recorded upon termination of the Sejita Dome project, commitment fees of $0.3 million paid to Aspire Capital in accordance with the terms of the Option Agreement and a $0.1 million loss on the sale of available-for-sale securities.  The increases for both the three and nine-month periods ended September 30, 2016 were offset by reductions in expenditures for general and administrative costs of $1.0 million and $1.3 million, respectively.

Mineral Property Expenses

Mineral property expenses for the three and nine months ended September 30, 2016 were $1.0 million and $2.9 million, as compared with $0.9 million and $3.0 million for the 2015 periods.

The following table details our mineral property expenses for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome Project	$ -	$ -	$ -	$ -
Rosita Project	18	14	6	57
Vasquez Project	-	-	-	-
Total restoration/recovery expenses	18	14	6	57

Standby care and maintenance expenses
Kingsville Dome Project	166	153	467	433
Rosita Project	73	113	233	301
Vasquez Project	105	105	275	314
Temrezli Project	31	-	453	-
Total standby care and maintenance expenses	375	371	1,428	1,048

Exploration and evaluation costs	86	193	92	599

Land maintenance and holding costs	560	342	1,382	1,317

Total mineral property expenses	$ 1,039	$ 920	$ 2,908	$ 3,021

For the three months ended September 30, 2016, mineral property expenses increased by $0.1 million as compared with the corresponding period in 2015.  This increase is mostly due to an increase in land holding costs of $0.3 million which was offset by a decrease in exploration and evaluation costs of $0.1 million.

For the nine months ended September 30, 2016, mineral property expenses decreased by $0.1 million as compared with the corresponding period in 2015.  This decrease is mostly due to a decrease in exploration and evaluation costs of $0.5 million, which were partially offset by an increase in land maintenance and holdings costs of $0.1 million and costs associated with our Temrezli project of $0.5 million which was acquired in November 2015.

For both the three and nine months ended September 30, 2016, the decreases in exploration and evaluation costs were due to a decrease in exploration programs in 2016.  During 2015, the Company undertook an exploration program at the Alta Mesa Este and Butler Ranch projects in South Texas.  During 2016, exploration efforts have been focused on the Company’s recently acquired lithium properties as discussed above under “-Recent Developments – Acquisition of Lithium Properties.”  The increases in land holding costs for both the three and nine-month periods ended September 30, 2016 from the respective prior periods were the result of the Company’s purchase of the Sal Rica project which was offset by the decision to terminate certain projects in South Texas during 2015.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(thousands of dollars)
Stock compensation expense	$ 75	$ 168	$ 545	$ 794
Salaries and payroll burden	846	558	2,144	1,699
Legal, accounting public company expenses	648	1,530	2,266	3,126
Insurance and bank fees	127	142	405	436
Consulting and professional services	28	241	190	729
Office expenses	126	150	392	425
Other expenses	33	62	93	143
Total	$ 1,883	$ 2,851	$ 6,035	$ 7,352

For the three and nine months ended September 30, 2016, general and administrative charges decreased by $1.0 million and $1.3 million, respectively, as compared with the corresponding periods in 2015.  For both the three and nine-month periods, these decreases were mostly due to reductions of $1.1 million and $2.1 million, respectively, in expenses related to M&A activity during 2015.  During 2015, the Company completed the sale of its Roca Honda project assets to Energy Fuels Inc. and closed the Anatolia Transaction.  For both the three and nine-month periods, these decreases were offset by increases in the Company’s salaries and payroll burden of $0.3 million and $0.4 million, respectively.  These increases were mostly the result of performance-based bonuses recorded during 2016 of $0.3 million.

Other Income and Expenses

Interest Expense

Interest expense of $0.7 million for the three months ended September 30, 2016 consisted of interest of $0.2 million payable to RCF and amortization of the debt discount of $0.5 million.

Interest expense of $0.6 million for the three months ended September 30, 2015 consisted of accrued interest payable to RCF of $0.2 million and amortization of the debt discount of $0.4 million.

Interest expense of $2.2 million for the nine months ended September 30, 2016 consisted of interest of $0.7 million paid to RCF, amortization of the debt discount of $1.4 million and amortization of the establishment fee of $0.1 million.

Interest expense of $2.0 million for the nine months ended September 30, 2015 consisted of interest expense of $0.5 million payable to RCF, amortization of the debt discount of $1.4 million and amortization of the establishment fee of $0.1 million.

Commitment Fees

Commitment fees expense of $0.3 million for the nine months ended September 30, 2016 was the result of the Company’s issuance of 75,000 shares of common stock to Aspire Capital on February 4, 2016 as consideration for Aspire Capital entering into the Option Agreement.  The shares had a fair value of $4.44 per share.

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

Financial Position

Operating Activities

Net cash used in operating activities was $9.9 million for the nine months ended September 30, 2016, as compared with $8.5 million for the same period in 2015. The increase of $1.4 million in cash used is primarily due to an increase in cash used for accounts payable of $2.7 million, which was offset by an aggregate decrease in cash expenditures related to general and administrative and mineral property expenses of $1.3 million and a decrease in prepaid and other current assets of $0.2 million.

Investing Activities

Net cash provided by investing activities was $0.3 million for the nine months ended September 30, 2016, as compared with cash provided by investing activities of $1.2 million for the same period in 2015.  For the 2016 period, the Company received $0.2 million from the sale of short-term investments and $0.1 million from the release of restricted cash accounts in Turkey.  For the 2015 period, the Company received $2.5 million from the sale of its Roca Honda assets to Energy Fuels, which was offset by $1.3 million loaned to Anatolia Energy to ensure working capital needs were met prior to the closing of the Anatolia Transaction.

Financing Activities

Net cash provided by financing activities was $12.5 million for the nine months ended September 30, 2016.  For the nine months ended September 30, 2016, net cash proceeds of $0.8 million and $1.2 million were received upon the February 4, 2016 and April 4, 2016 registered direct offerings, respectively, $4.7 million in net proceeds were received from the sale of common stock to Aspire Capital under the terms of the CSPA and $5.8 million in net proceeds were received from the sale of common stock sold through the Company’s ATM program.

Net cash provided by financing activities was $5.5 million for the nine months ended September 30, 2015.  For the nine months ended September 30, 2015 net cash proceeds of $5.4 million were received upon the March 6, 2015 completion of a registered direct offering and $0.2 million in net proceeds were received from the sale of common stock sold through the Company’s ATM program.  Offsetting these amounts were payments made for income tax withholdings on net share settlements of equity awards of $0.1 million.

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

Since the second half of 2015, the Company has faced liquidity challenges.  The Company has encountered difficulties raising sufficient capital as a result of weak capital markets, particularly in the commodities sector.  The Company’s liquidity was further challenged following the completion of the Anatolia Transaction on November 9, 2015, as the Company incurred higher than expected transaction costs and assumed significant unpaid trade payables from Anatolia Energy.  At September 30, 2016 the Company’s cash balance was $3.8 million and the Company had a working capital deficit of $6.0 million, which deficit includes $7.5 million related to the RCF Loan which matures on December 31, 2016.  The ending cash balance of $3.8 million is expected to provide the Company with sufficient capital to fund its critical operations through December 31, 2016.  The Company’s ability to avoid default on the RCF Loan will depend upon renegotiation of the loan terms, or raising additional capital from other sources. The Company presently anticipates funding from the following sources:

•

Laramide Asset Sale

On April 7, 2016, Laramide Resources and the Company entered into the Laramide SPA for the sale of its wholly-owned subsidiary Hydro Resources Inc., which holds the Company’s Churchrock and Crownpoint properties in New Mexico for $12.5 million.  Under the terms of the Laramide SPA, the Company expects to receive an initial cash payment of $5.25 million upon closing. The closing is subject to certain conditions including completion of a financing by Laramide Resources on commercially reasonable terms and in such amount as is necessary to fund the $5.25 million cash payment. Closing is currently anticipated to occur by November 30, 2016.  Either party may terminate the Laramide SPA if the closing has not occurred by November 30, 2016, which was extended under an amendment agreement from September 30, 2016.

•

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into the CSPA with Aspire Capital to place up to $12.0 million in the aggregate of its common stock over a term of 30 months following receipt of shareholder approval.  The Company’s shareholders approved the issuance of up to 5.0 million shares of common stock under the CSPA at its Annual General Meeting of Stockholders on June 7, 2016.  As of November 10, 2016 the Company has approximately $6.3 million of common stock and 744,650 shares available for future sales.  The Company would need to seek stockholder approval before issuing shares in excess of such 744,650 shares.

The Company’s ability to continue to fund its ongoing operations and continue as a going concern is dependent upon the sources of capital above and the renegotiation or refinancing of the RCF Loan.  While the Company initially expected that the Laramide SPA would close by September 30, 2016, Laramide Resources has experienced delays in obtaining the necessary funding to close the transaction and, as a result, the Company and Laramide Resources agreed to extend the closing date to November 30, 2016.  Based on continued discussions with Laramide Resources and the payment of the $250,000 extension fee, the Company believes that the funding will be in place to close by November 30, 2016.  In addition, factors such as the Company’s market capitalization, current share price, volatility of trading volume and potential to fall below the reference price under the CSPA ($0.50 per share) may make it difficult for the Company to fully utilize the $6.3 million available under the CSPA.  Therefore, the Company may need to raise additional capital from other sources.  The Company is currently evaluating its options with respect to the RCF Loan and continues to explore opportunities to further monetize its non-core assets and identify ways to reduce its cash expenditures.

The Company has been successful at raising capital in the past, most recently with the completion of registered direct offerings on April 4, 2016 and February 4, 2016 for gross proceeds of $1.25 million and $0.8 million, respectively, and two registered direct offerings during 2015 which occurred on December 18, 2015 and March 6, 2015 for aggregate net proceeds of $6.1 million. In addition, the Company was able to successfully raise capital in 2013 and 2014 through debt and equity fundraising efforts. Specifically, the Company completed a registered direct offering in February 2014 for net proceeds of $9.3 million and procured the RCF Loan in November 2013 that provided the Company with $8.0 million in cash, which debt matures on December 31, 2016.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding for the Company through the fourth quarter of 2016 and beyond, the closing of the Laramide SPA, the repayment or renegotiation of the RCF Loan, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the applicability of the Company’s existing experience and skills to lithium brine exploration, development and production, future prices and demand for uranium and lithium, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•

the availability of capital to URI;

•

the spot price and long-term contract price of uranium and lithium;

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

•

the world-wide supply and demand of uranium and lithium;

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

MARKET INFORMATION

Information regarding uranium and lithium trends, expected market prices and other industry data contained in this report consists of estimates based on data and reports compiled by analysts and industry participants. We take responsibility for compiling and extracting, but have not independently verified, market and industry data provided by third parties, or by industry or general publications, and take no further responsibility for such data.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Controls

During the three months ended September 30, 2016, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3., “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2015.  The following disclosure updates certain legal proceedings set forth under the headings “— Dispute over Kleberg Settlement Agreement” and “— Litigation by Former Contractor” in the 2015 Form 10-K to reflect developments during the nine months ended September 30, 2016 and should be read together with the corresponding disclosure in the 2015 Form 10-K..

Dispute over Kleberg Settlement Agreement

On March 14, 2016, URI, Inc. filed a motion for rehearing and reconsideration en banc before the 13th Court of Appeals of Texas.  URI, Inc. argued that the Court should grant rehearing or reconsideration because its prior opinion, which added new terms to the 2004 Settlement Agreement, ignored established precedent and improperly violated the prohibition against consideration of extraneous matters when interpreting unambiguous contracts.  On March 30, 2016, the 13th Court of Appeals denied the motion for rehearing en banc.  On June 15, 2016, URI, Inc. filed a petition for review with the Texas Supreme Court raising the issue of whether a court may alter the explicit terms of an unambiguous contract based on one party’s subjective belief regarding whether certain data meets the requirements of the contract as well as other related issues.  On August 19, 2016, the Supreme Court requested Kleberg County to file a response, and on October 19, 2016, Kleberg County filed a response to the petition for review.  The petition and its response are under review by the Texas Supreme Court.

Litigation by Former Contractor

On April 14, 2016, Company representatives and a former contractor of the Company (both assisted by counsel) participated in a mediation session and agreed to resolve the dispute.  On May 4, 2016, the Company and its former contractor executed a settlement agreement in which the Company agreed to pay its former contractor an amount equal to $90,000 in three installments:  $10,000 to be paid within five business days of executing a settlement agreement; $40,000 to be paid on or before June 30, 2016; and the remaining $40,000 to be paid on or before September 30, 2016.  In exchange, the Company’s former contractor agreed to dismiss the lawsuit within two business days of executing a settlement agreement and also agreed to release all claims against the Company after the three payments have been made.  Counsel for the parties have filed with the District Court a stipulated motion to dismiss the lawsuit with prejudice, and the Court issued an order dismissing the case on May 11, 2016.  On September 30, 2016, the Company made the third and final payment required under the settlement agreement.  No further action is required of either the Company or its former contractor.

TCEQ Adjudicatory Proceeding for the Kingsville Facility

In late 2012, the Company’s Texas-based subsidiary, URI Inc., filed an application to renew a radioactive material license for reclamation activities at the Kingsville Dome facility in South Texas with the Texas Commission on Environmental Quality (TCEQ) as well as a new application to conduct ISR mining activities at the Kingsville Dome facility.  In July 2015 the TCEQ staff concluded that the applications satisfied regulatory requirements and recommended that the permits should be issued or renewed.  In October 2015, TCEQ held initial hearings on the matter and referred the matter to an administrative law judge for further consideration.  On March 3, 2016, the administrative law judge held a preliminary hearing, granted standing to numerous landowners and set a schedule for the proceeding.  On June 15, 2016, URI, Inc. filed a motion to abate the proceedings and a request to withdraw the permit application without prejudice pursuant to TCEQ rules and offered to pay other parties expenses (other than attorney’s fees) as required by TCEQ rules.  The parties disputed the amount of expenses to be paid by URI, Inc., and on September 22, 2016, the administrative law judge issued a “Proposal for Decision” that recommended to the TCEQ that the request to withdraw the permit application without prejudice be approved if URI, Inc. pays Kleberg County $16,975.25 and pays another named individual $967.38.  URI, Inc. filed exceptions to the proposal, and the parties are waiting for TCEQ to schedule a final hearing on the matter.

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

As of the date of this filing, the conditions to the closing of our previously announced transaction with Laramide Resources have not been satisfied, and in particular, Laramide Resources has not yet completed a financing on commercially reasonable terms to fund the $5.25 million cash payment due to the Company at closing. As a result, the closing of the transaction has extended beyond the Company’s original anticipated closing date of September 30, 2016, and no assurances can be given that this transaction will ever close. Each party may terminate the Laramide SPA if the closing thereunder has not occurred on or before November 30, 2016, which was extended through a letter amendment from September 30, 2016.

As discussed above under “Liquidity and Capital Resources”, the Company faces an ongoing need to raise capital. Funds from the closing of the Laramide SPA are a material component of the Company’s current funding plans, and if we are unable to close the transaction with Laramide Resources, we anticipate that we will need to raise significant amounts of capital from alternative sources in the very near term.

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

The Company has no known lithium mineral reserves and it may not find any lithium and, even if it finds lithium, it may not be in economic quantities.

The Company has no known lithium mineral reserves at its Columbus Basin project, Sal Rica project or any other property. Additionally, even if the Company finds lithium in sufficient quantities to warrant recovery, it ultimately may not be recoverable. Finally, even if any lithium is recoverable, the Company does not know whether recovery can be done at a profit. The Company’s lithium activities are highly prospective and may not result in any benefit to the Company.

Because of the unique difficulties and uncertainties inherent in new mineral exploration ventures, the Company’s lithium exploration activities face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration ventures and the high rate of failure of such ventures. The likelihood of success of the Company’s lithium exploration activities must be considered in light of the potential problems, expenses, difficulties, complications and delays encountered in connection with the exploration of new mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. The expenditures to be made by the Company in the exploration of its new lithium claims may not result in the discovery of lithium deposits. Problems such as unusual or unexpected formations and other conditions are involved in new mineral exploration and often result in unsuccessful exploration efforts. If the results of the Company’s new exploration ventures do not reveal viable commercial mineralization, it may decide to abandon its claims. If this happens, the Company will not benefit from any of the expenditures it will incur in pursuing the claims.

The Company’s experience in uranium exploration may not apply to its plans for lithium exploration or development.

Although the Company and the members of its management team have significant experience in uranium exploration and development that appears to be synergistic with lithium exploration and development, neither the Company nor any member of its management team has directly engaged in the exploration for or development of lithium deposits. In particular, the Company believes there are similarities between the exploration for and development of lithium brines and the ISR of uranium, but it may not have sufficiently detailed expertise to effectively explore for and develop lithium deposits. The Company’s lack of specific lithium experience may lead it to fail to realize the anticipated benefits of its lithium exploration and development activities and may adversely affect its financial condition and results of operations. In addition, the Company may need to hire employees or retain consultants with the requisite experience in lithium exploration and development that are not currently anticipated in the near-term.

Volatility in lithium prices may make it commercially infeasible for the Company to develop its claims and may result in the Company not receiving an adequate return on invested capital.

The Company’s lithium exploration and development activities may be significantly adversely affected by volatility in the price of lithium. Mineral prices fluctuate widely and are affected by numerous factors beyond its control such as global and regional supply and demand, interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, and the political and economic conditions of mineral-producing countries throughout the world. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company’s lithium activities not producing an adequate return on invested capital to be profitable or viable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 2, 2016, the Company issued 50,665 shares of common stock to Robert Annett (the “Consultant”) pursuant to the terms of a Consultancy Agreement, dated May 1, 2014, between Anatolia Energy and Wiranja Pty Ltd (d/b/a Bob Annett Consulting) (the “Consultancy Agreement”). The shares were issued in satisfaction of A$100,000 (US$71,944) due under the Consultancy Agreement following the closing of the Company’s acquisition of Anatolia Energy in November 2015 at a value of approximately US$1.48 per share, which share price represented the volume weighted average price of the Company’s common stock for the five trading days ending on July 27, 2016.

Under the Consultancy Agreement, the Consultant provided consulting services to Anatolia Energy and served as a technical director of Anatolia Energy. The Consultancy Agreement provided for monthly payments to the Consultant of A$12,500. The Consultancy Agreement may be terminated by either party upon 12 months’ advance notice, and Anatolia Energy provided such notice in June 2016. The Consultant agreed to accept shares of the Company’s common stock, valued based upon the volume weighted average price of the Company’s common stock for the five trading days ending on July 27, 2016, in lieu of A$100,000 from Anatolia Energy (which is now a wholly-owned subsidiary of the Company) due under the Consultancy Agreement for services from November 2015 through June 2016.

The shares issued under the Consultancy Agreement were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

URANIUM RESOURCES, INC.

Dated: November 10, 2016	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2016	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS:	XBRL Instance Document

101.SCH:	XBRL Taxonomy Extension Schema Document

101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB:	XBRL Taxonomy Extension Label Linkbase Document

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document