Form 10-K
period 2016-12-31
URANIUM RESOURCES INC /DE/
filed 2017-03-02
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2016, was approximately $10,800,000. Number of shares of Common Stock, $0.001 par value, outstanding as of March 2, 2017 was 24,493,374 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

URANIUM RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

GLOSSARY OF CERTAIN ENERGY METALS INDUSTRY TERMS

4

PART I

7

ITEM 1.  DESCRIPTION OF BUSINESS.

7

THE COMPANY

7

OUR STRATEGY

7

RECENT CORPORATE DEVELOPMENTS

7

OVERVIEW OF THE URANIUM INDUSTRY

10

COMPETITION

10

OVERVIEW OF URI PROJECTS

11

THE ISR PROCESS

12

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

13

AVAILABLE INFORMATION

17

ITEM 1A.  RISK FACTORS

18

ITEM 1B.  UNRESOLVED STAFF COMMENTS

25

ITEM 2.  PROPERTIES

26

URANIUM PROCESSING FACILITIES

26

LITHIUM PROPERTIES

27

URANIUM PROPERTIES

31

SOUTH TEXAS PROPERTIES AND EXPLORATION PROJECTS

36

NEW MEXICO PROJECTS

45

OTHER

50

WORK COMPLETED ON PROPERTIES IN 2016

51

INFRASTRUCTURE

51

INSURANCE

51

ITEM 3.  LEGAL PROCEEDINGS

52

DISPUTE OVER KLEBERG SETTLEMENT AGREEMENT

52

TCEQ ADJUDICATORY PROCEEDING FOR THE KINGSVILLE FACILITY

52

OTHER

53

ITEM 4.  MINE SAFETY DISCLOSURES

53

PART II

53

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

53

STOCK PRICE INFORMATION

53

DIVIDENDS

54

ITEM 6.  SELECTED FINANCIAL DATA

54

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

54

INTRODUCTION

54

RECENT DEVELOPMENTS

54

FINANCIAL POSITION

59

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

61

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

67

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

87

ITEM 9A.  CONTROLS AND PROCEDURES

87

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

87

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

87

ITEM 9B.  OTHER INFORMATION

88

PART III

88

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

88

DIRECTORS OF THE COMPANY

88

EXECUTIVE OFFICERS OF THE COMPANY

90

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

91

CODES OF ETHICS

91

IDENTIFICATION OF AUDIT COMMITTEE AND FINANCIAL EXPERT

91

ITEM 11.  EXECUTIVE COMPENSATION

92

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

92

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

95

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

96

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

97

PART IV

98

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

98

SIGNATURES

101

GLOSSARY OF CERTAIN ENERGY METALS INDUSTRY TERMS

Brine	A naturally occurring fluid generally hosted in sedimentary rocks. Its chemical make-up is generally saline and may contain appreciable levels of potash (potassium chloride), magnesium and/or lithium.
Claim	A claim is a tract of land up to 20 acres in size, of which the right to mine is held under the federal General Mining Law of 1872 and applicable local laws.
Concentrates	A product from a mineral processing facility (including uranium). Uranium concentrates are commonly referred to as U3O8.
Gross acres	Total acreage of land under which we have mineral rights. May include unleased fractional ownership.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•

the availability of capital to URI;

•

the spot price and long-term contract price of uranium and lithium;

•

risks associated with our foreign operations;

•

the ability of URI to enter into and successfully close acquisitions, dispositions or other material transactions;

•

government regulation of the mining industry and the nuclear power industry in the United States and the Republic of Turkey;

•

operating conditions at our mining projects;

•

the world-wide supply and demand of uranium and lithium;

•

weather conditions;

•

unanticipated geological, processing, regulatory and legal or other problems we may encounter;

•

currently pending or new litigation; and

•

our ability to maintain and timely receive mining and other permits from regulatory agencies

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

Uranium Resources, Inc. is an energy metals exploration and development company. We presently hold exploration properties with lithium and uranium exploration potential, a uranium development property in the Republic of Turkey, as well as idled uranium production properties.  We were organized in 1977 to acquire and develop uranium projects in South Texas using the ISR process. Near term uranium production potential is now centered on our Temrezli ISR project in Turkey. URI also controls extensive exploration properties in Turkey under eight exploration and operating licenses covering approximately 39,000 acres with numerous exploration targets in Turkey, including the potential satellite Şefaatli project, which is 30 miles southwest of the Temrezli project. We have historically produced uranium by ISR methods in the state of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 186,000 acres of mineral holdings in the prolific Grants Mineral Belt of the state of New Mexico, and 11,000 acres in the South Texas uranium province. URI acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. URI ceased uranium production in 2009 and none of URI’s properties are currently in production.  As of March 2, 2017 we had 33 employees.

During 2016, we developed a lithium focus with dominant land positions in highly prospective basins in Nevada and Utah.   Our focus is on developing low cost lithium brines.

OUR STRATEGY

Our vision is to become the leading developer and producer of energy metals, particularly lithium and uranium. Our strategy is to build value for stockholders by advancing our projects towards production when economics allow, while prudently managing our cash and liquidity position for financial flexibility. Our lithium business in Nevada and Utah involves exploration for low cost brine resources with the intent of developing them for production.  In Turkey, our focus is on advancing near-term production of the Temrezli project with construction for the project anticipated to begin when the uranium market improves, which is expected to occur in the next two to five years, subject to the receipt of permits, land access and project financing.  Our Rosita processing facility in South Texas may be used in the development of the Temrezli project as we plan on relocating key components of the Rosita processing facility from Texas to Turkey for use at the Temrezli project.  In Texas, our focus is on fulfilling our environmental obligations with proactive restoration of legacy wellfields while maintaining our processing facilities on standby for potential operating/processing agreements. In New Mexico, we continue to assess the potential for the development of our larger scale projects on a stand-alone basis or with partners. At any time we may have acquisition or partnering opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submissions of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

Our pipeline of projects is prioritized as near-term, mid-term and long-term projects with a goal of achieving sustainable production over time with both lithium and uranium projects so as to take advantage of rising and/or high price environments for both of these metals. Amidst the prevailing low uranium price environment, we continue to balance cash conservation with maintaining readiness to fast track resumption of production at such time as uranium prices show sufficient improvement. We continually adjust near-term and long-term business priorities in accordance with market conditions.

RECENT CORPORATE DEVELOPMENTS

Equity Financings

On February 16, 2017, we completed a registered direct offering for gross proceeds of $4.5 million with Aspire Capital Fund, LLC (“Aspire Capital”) whereby Aspire Capital purchased 2,100,000 shares of common stock at a price of $1.58 and 748,101 pre-funded common stock purchase warrants at a price of $1.57.  The warrants have an exercise price of $0.01 per share and a term of three years.  As of March 2, 2017 all of the warrants have been exercised.

On January 19, 2017, the Company completed a registered public offering for gross proceeds of $9.7 million.  The Company sold 1,399,140 shares of common stock at a price of $2.01 per share and 3,426,731 pre-funded warrants at a price of $2.00 per warrant.  The warrants have an exercise price of $0.01.  As of March 2, 2017 all of the warrants have been exercised.

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

Laramide Asset Sale

On January 5, 2017, Laramide Resources Ltd. (“Laramide”) and the Company closed the sale of the Company’s wholly-owned subsidiary Hydro Resources, Inc., which holds the Churchrock and Crownpoint projects, pursuant to a Share Purchase Agreement (the “Laramide SPA”).  Under the terms of the Laramide SPA, as amended on December 5, 2016, the Company received the following consideration:

•

$2.5 million in cash, of which $250,000 was paid in advance on October 21, 2016;

•

$500,000 of Laramide common stock and warrants;

•

a $5.0 million promissory note, secured by a mortgage over the projects.  The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide Resources decision regarding commercial production at the Churchrock project.  Principal payments of approximately $1.5 million are due and payable on January 5 in each of 2018, 2019 and $2.0 million on January 5, 2020.  Interest is payable on a quarterly basis, provided however that no interest will be payable prior to the first principal payment in 2018.  Laramide will have the right to satisfy up to half of each of these payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the VWAP for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due;

•

a retained 4.0% Net Smelter Returns Royalty (“NSR Royalty”) on the Churchrock project, which royalty may be repurchased by Laramide by January 5, 2018 for $4.95 million; and

•

an option to purchase Laramide’s La Sal project for $3.0 million and an option to purchase the La Jara Mesa project for $5.0 million.

Exchange Agreement and RCF Loan Retirement

On December 5, 2016, the Company entered into a Master Exchange Agreement (as amended, the “Esousa MEA”) with Esousa Holdings LLC, a New York limited liability company (“Esousa”).  Pursuant to the Esousa MEA, Esousa obtained the unilateral right to acquire shares of our common stock in exchange for one or more convertible promissory notes issued pursuant to that certain loan agreement dated November 13, 2013 (the “RCF Loan”) by and among the Company, certain of its subsidiaries and Resource Capital Fund V L.P. (“RCF”), which RCF Loan evidenced $8.0 million of indebtedness of the Company.  Esousa acquired or has the right to acquire the RCF Loan from RCF.  On December 5, 2016, Esousa acquired $2.5 million of the RCF Loan from RCF and exchanged such amount for 2,487,562 shares of our common stock.  Additional exchanges of the RCF Loan for shares of our common stock were subject to the prior approval of the Company’s stockholders and the effectiveness of a registration statement covering the resale of the shares of our common stock.  The Company called to order its Special Meeting of Stockholders on February 8, 2017 at which a quorum was not reached.  Accordingly the Special Meeting was not duly convened.  Following the Special Meeting, the Company and Esousa agreed to terminate the Esousa MEA.  Upon termination of the Esousa MEA, the Company’s Board of Directors agreed to repay the $5.5 million principal and accrued unpaid interest in cash on February 9, 2017 to retire all of the obligations remaining under the RCF Loan.

Acquisition of Lithium Properties

During 2016, the Company staked approximately 11,220 acres of placer mining claims covering a prospective target for lithium-enriched brines in the Columbus Salt Marsh area of west-central Nevada.  The target area, known as the Nina property, is situated within a region of known lithium mineralization and is located approximately 45 miles west of Tonopah, Nevada.  The Company now calls this the Columbus Basin project.

On October 19, 2016, the Company completed the Sale and Purchase Agreement (the “Mesa SPA”) with Mesa Exploration Corp. (“Mesa”) to acquire approximately 9,900 acres of certain placer mining claims comprising the Sal Rica project.  The target area is situated within a region of known brine-hosted lithium mineralization and is approximately 25 miles north of the town of Wendover, Utah.  Subsequent to the purchase of these mining claims from Mesa, the Company staked an additional 3,360 acres of placer mining claims within the project area.  As a result, the Sal Rica project is comprised of approximately 13,260 acres of placer mining claims covering a prospective target for lithium-enriched brines.  .

Under the terms of the Mesa SPA, the Company acquired a 100% interest in the Sal Rica project, subject to a 2% NSR Royalty, for the following consideration: (i)  $50,000 cash paid to Mesa on October 19, 2016; (ii) 100,000 unregistered shares of the Company’s common stock on October 19, 2016, with a resale registration statement filed with the SEC on November 16, 2016; and (iii) 100,000 unregistered shares of the Company’s common stock to be issued on October 19, 2017, with a resale registration statement to be filed with the SEC by November 17, 2017.

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Aspire Capital Fund LLC (“Aspire Capital”) to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months.  The Company will control the timing and amount of sales to Aspire Capital, and at a price based on the market at that time.  As consideration for Aspire Capital entering into the CSPA, the Company issued 240,000 shares of its common stock to Aspire Capital upon the Company’s receipt of shareholder approval at its Annual General Meeting of Stockholders which was held on June 7, 2016.  These shares had a fair value of $2.18 per share, which has been included as additional paid in capital in the Company’s Balance Sheet as of December 31, 2016.  The Company began selling shares of common stock to Aspire Capital under the terms of the CSPA following receipt of stockholder approval for the issuance of up to 5.0 million shares of common stock under the CSPA and effectiveness of an S-1 registration statement relating to the resale of the shares.   As of December 31, 2016, the Company had sold 4,760,000 shares of common stock for net proceeds of $6.7 million under the CSPA.

Reverse Stock Split

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

OVERVIEW OF THE LITHIUM INDUSTRY

The primary use for lithium is a key ingredient in rechargeable batteries for electronic devices and electric vehicles.   Lithium ion batteries, as they are known, have been adopted as the standard method of powering electronic devices such as smart phones and small, portable computers for some time, but it is the transportation market that is expected to drive growth for the next decade.   Growth in consumption of lithium is expected to average over 6% annually between now and 2025, according to CRU International Limited, with the transportation sector accounting for much of this growth.   This major component is expected to rise from 20% to 39% of total demand over the next seven years.

At the same time, lithium prices have risen in response to increased demand.   Lithium Carbonate (“LCE”) is one form used for battery manufacturing, and prices have risen from $5,792 per metric ton in 2015 to $7,300 per metric ton in just over a year.  Lithium Hydroxide, a second form of the material, prices have risen from $6,974 per metric ton to over $23,000 per metric ton during the same period.

Our new business targets and proposes to mine lithium from the production of lithium salts from brines.  This is typically the lowest cost type of processing.   While the technologies are well known in some respects, it takes time for deposits to be discovered and developed, which should result in a supply deficit over the next few years.   Expected higher prices will encourage investment in the sector and bring new sources of production online over time.  CRU International Limited expects long term lithium prices to stabilize at approximately $6,400 per metric ton and $9,400 per metric ton for lithium carbonate and lithium hydroxide, respectively.  These are considerably higher than the historic prices for these products.

URI is targeting exploration and development of lithium brines because they are characteristically in the lowest operating cost quartile of production, and would be more likely to be profitable in the markets described above.

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association (“WNA”), as of January 2017, there were 406 nuclear reactors operable worldwide with annual requirements of about 138 million pounds of uranium, excluding Japan and its 41 operable but idled reactors. Thirty countries including Japan utilized nuclear power in 2016. In addition, the WNA lists 60 reactors under construction, 164 being planned and 347 being proposed.

While global nuclear power generation is expected to increase driving demand through 2030, especially in China, Russia, India and South Korea, UxC Consulting projects continued oversupply and low uncovered demand over the near-to-medium term due to higher inventory levels at utilities. During 2016, term contracting was weak and focused on shorter period mid-term contracts. This restrained the spot market as discretionary buying was also weak. UxC projects that global nuclear power generation will expand to 518 reactors in 36 countries by 2030.

Worldwide uranium production or primary supply in 2016 is estimated by UxC Consulting in its Q4 2016 report at 160 million pounds of U3O8. This is compared with 158 million pounds of primary supply in 2015. Total supply in 2016, including secondary supplies, is expected to total 206 million pounds. Secondary supplies are derived from sales from governments, including the US government, enrichment services and commercial inventories.

Spot prices rose from $21.00 per pound in January 2005 to a high of $136.00 per pound in June 2007 in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power and the depletion or unavailability of secondary supplies. The sharp price increase was driven in part by high levels of buying by utility companies, which resulted in most utilities covering their requirements through 2009. A decrease in near-term utility demand coupled with rising levels of supplies from producers and traders led to downward pressure on uranium prices since the third quarter of 2007. A rebound in uranium prices in conjunction with a recovery in commodities in 2010 was curtailed by the Fukushima disaster in Japan in 2011.

In 2015, the average weekly spot price of uranium was $36.83 per pound compared with $35.50 in 2014 and $39.00 per pound in 2013. In 2015, the weekly spot price of uranium reached a high of $39.50 per pound in March while the low for the year was $33.75 per pound in December. The year end 2015 spot price was $34.25 per pound.

In 2016, the average weekly spot price of uranium was $26.42 per pound compared with $36.83 in 2015. During 2016, the weekly spot price of uranium reached a high of $34.85 in January and a low of $18 in December. The year-end 2016 spot price was $20.25. As of March 1, 2017, the weekly spot price was $24.50 per pound.

Some analysts project that uranium prices may have bottomed and expect gradually recovering uranium prices from a supply deficit as uranium market fundamentals for supply and demand improve over time.  Secondary supply inventories continue to weigh on the uranium market in the near term but are expected to reduce from depleted government inventories and a rebalancing of the enrichment sector, according to UxC. Demand for uranium is expected to improve from an increase of nuclear power generation in China and other countries.

COMPETITION

There is global competition for lithium and uranium properties, capital, customers and the employment and retention of qualified personnel. We compete with multiple exploration companies for both properties as well as skilled personnel. In the production and marketing of lithium and uranium, there are a number of producing entities globally, some of which are government controlled and several of which are significantly larger and better capitalized than we are. Several of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

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

With respect to sales of lithium and uranium, the Company competes primarily based on price. We will market lithium directly to users of the product, and uranium to utilities and commodity brokers. We are in direct competition with supplies available from various sources worldwide. We believe we compete with multiple lithium exploration and development companies, as well as operating uranium companies.

OVERVIEW OF URI PROJECTS

Lithium Exploration Targets

We commenced with a program to acquire and explore lithium-enriched brine targets in the western United States. As a consequence of our in-house geological reconnaissance program we identified two prospective project areas for which we have acquired mineral rights: the Columbus Basin project in western Nevada and the Sal Rica project in northwestern Utah.

Columbus Basin Project

Our Columbus Basin project is located in western Nevada and is comprised of two blocks of unpatented placer claims that we staked in July and September of 2016. These newly acquired claims, which are owned by the Company, cover portions of a closed drainage basin that has geological characteristics that may be permissive for hosting lithium-enriched brines. Our exploration efforts on the project thus far have been limited to reconnaissance-scale and detailed geochemical sampling.

Sal Rica Project

Our Sal Rica project is situated in the area of a closed drainage basin that was once part of the Great Salt Lake/Lake Bonneville area of western Utah. We hold a large group of unpatented placer claims that we acquired in part from Mesa Exploration and other placer claims that we staked in 2016. The project area was explored previously by Quintana Petroleum for potash-enriched brines, and as part of their shallow drilling program they identified anomalous levels of lithium-enriched brines at depths of less than 50 feet from the surface. Our activities at the Sal Rica project thus far have been limited to geologic reconnaissance and geochemical characterization sampling.

Turkey

Following the November 2015 closing of our acquisition of Anatolia Energy Limited, an Australian public company (“Anatolia Energy”), pursuant to the scheme implementation agreement between the parties dated June 3, 2015 (the “Anatolia Transaction”), URI is focused on advancing to near-term production the Temrezli project in Central Turkey. In Turkey, URI controls extensive exploration properties under eight exploration and operating licenses covering approximately 39,000 acres with numerous exploration targets, including the potential satellite Şefaatli project, which is 30 miles southwest of the Temrezli project. The project area enjoys year-round accessibility via paved roads and a number of gravel tracks and trails. Sparsely populated, but with access to major infrastructure such as water and power, the area is gently undulating. The majority of the project area is owned by local families who work the land for grain production.

Temrezli Project.

The Temrezli project is wholly owned and operated by URI. Uranium was first discovered by Turkey’s Uranium Division of the General Directorate of Mineral Research & Exploration (“MTA”) of the Ministry of Energy and Natural Resources in the early 1980s. MTA continued to explore the region for the next 10 years. Following a change to the Turkish Mining Law in 2004 the private sector has been able to explore for radioactive substances. Anatolia Energy, through its subsidiary Adur Madencilik Ltd , commenced exploration at the Temrezli project in 2010 and confirmed the MTA’s findings. The uranium mineralization is considered to be epigenetic and related to strata controlled redox boundaries influenced by permeability changes and/or stratabound reductants such as disseminated organic materials in fine grained rocks and iron sulfides.

Anatolia Energy released a preliminary feasibility study in February 2015 indicating cash operating costs of $16.89 per pound U3O8 and all-in operating costs of approximately $30.17 per pound U3O8.

Şefaatli Project.

The Şefaatli project area contains the region’s second most significant occurrence of uranium mineralization. The Şefaatli project is located approximately 30 miles southwest of the Temrezli project. The Şefaatli project has been strengthened by the granting of two new exploration licenses, which expire in May 2018.

Texas

In Texas, URI has the Kingsville Dome licensed processing facility and approximately 12,000 acres of prospective ISR projects. URI plans on relocating key components of the Rosita processing facility from Texas to Turkey for use at the Temrezli project. These wellfields and the Kingsville Dome facility are on standby for a restart of production when there is a sustained improvement in the uranium market.

Key operational elements of URI’s plan for its Texas properties include (1) positioning the Company to return to sustainable production by continuing to evaluate potential brownfield and greenfield exploration opportunities and evaluating synergistic opportunities from existing resources held by other entities; and (2) continuing reclamation activities in South Texas in accordance with the Company’s existing agreements and regulatory requirements.

New Mexico

In New Mexico, URI controls minerals rights encompassing approximately 186,000 acres. URI holds substantial non-reserve mineralized material at its properties in the prolific Grants Mineral Belt in New Mexico, which holds one of the largest known concentrations of sandstone-hosted uranium deposits in the world.

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

The ISR process was initially developed for the production of uranium in the mid-1960s, and was first utilized at a commercial-scale project in South Texas in 1975. It became a routinely utilized recovery method in the South Texas uranium district by the late 1970s, where it was employed in about twenty commercial projects, including two operated by us.

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

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

United States

Uranium and lithium extraction is regulated by the federal government, states and, in some cases, by Indian tribes. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from federal and state agencies before the commencement of production activities. The current environmental regulatory requirements for the ISR industry are well established. Many ISR projects have gone a full life cycle without any significant environmental impact. However, the process can make environmental permitting difficult and timing unpredictable.

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

In Texas, the TCEQ regulates uranium mining and issues the necessary license and permits.  URI holds a radioactive material license which covers Kingsville Dome, Rosita and Vasquez sites.  Each site has a class III injection permit also issued by the TCEQ.  Rosita and Vasquez permits have both been renewed in 2014.  The Kingsville permit for reclamation activities is in the renewal process.  The Kingsville mining permit application was withdrawn, without prejudice to refiling, in June 2016.  For additional discussion on the withdrawn permit, see Item 3 – Legal Proceedings, below.  Within each area’s permit, the TCEQ also issues production area authorizations (“PAAs”).  Kingsville holds three PAAs, Rosita holds four, and Vasquez holds two PAAs.  Each site also has class I non-hazardous injection permits for operation of waste disposal wells on site, which are regulated by the TCEQ as well.  All permits for the disposal wells are active.  In addition to the required state permits, the United States Environmental Protection Agency (“USEPA”) regulates the underground aquifers and requires areas with uranium mineralization to have that portion of the aquifer exempted before state mining permits are issued.   The aquifer exemptions for all three Texas sites have been issued.

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

In addition to the costs and responsibilities associated with obtaining and maintaining permits and the regulation of production activities, we are subject to environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and regulations applicable to the ownership and operation of real property in general, including, but not limited to, the potential responsibility for the activities of prior owners and operators.

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

We estimate that our restoration and reclamation liabilities for prior operations at Kingsville Dome, Vasquez and Rosita at December 31, 2016, are about $6.4 million, with a carrying value of $4.8 million recorded as a liability on our balance sheet as of December 31, 2016.

The Company’s financial surety obligations are reviewed and revised periodically by the Texas regulatory agencies. In New Mexico surety bonding will be required before commencement of uranium recovery operations and will be subject to annual review and revision by NRC and the state of New Mexico or the EPA.

Lithium-enriched brines

Lithium-enriched brines on Public Lands, which are managed by either the U.S. Bureau of Land Management or the U.S. Forest Services, in Nevada and Utah can be acquired by staking placer mining claims.  Production of lithium-enriched brines in Nevada is regulated in part by the Nevada Division of Water Resources as brine is considered to be a water resource and the Nevada Bureau of Mining Regulation and Reclamation, as well as by the relevant federal land management agency in a manner similar to the requirements for a hard-rock mine.

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

Water rights are also an essential component for the production of lithium from brine sources.  In the case of Nevada, application for water rights must be submitted to the Division of Water Rights, a state agency that holds responsibility for administration of surface and ground water in the state.  The state has a well-established process for application to acquire water rights and protection of existing water rights.  As is the case in most of the western states, Nevada’s water rights administration includes the evaluation of applications for new water rights, the availability of groundwater within a specific locality, point(s) of diversion and use of granted water rights for beneficial use.

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

Permits Required Prior to Construction

These permits include the Environmental Impact Assessment (from MEUP), the certification as project owner of a nuclear facility (from TAEK), a mine operating permit (from Migem), a site license (from TAEK), a construction license (from TAEK), land access agreements or an expropriation decision and infrastructural permits to construct power, access road, water supply well, etc.

Environmental Impact Assessment (“EIA”) Permit

The Turkish EIA permitting process can be initiated with the submission of the EIA Application Document (the “AD”) to MEUP.  Once the submission is made, the AD is checked by MEUP for compliance with the mandatory AD format and the EIA regulation.  If the AD is found suitable, then it is distributed to the EIA Review and Assessment Committee (“RAC”) (made up of representatives of various governmental agencies) and the date of the official Public Meeting is determined.  Following MEUP’s review the AD becomes public.  The date and place of the hearing is then announced in at least one local and one national newspaper.  Following the public hearing, the RAC members upload their comments about the project to the electronic permitting system and the mandatory Terms of Reference (“ToR”) for the EIA report is provided by MEUP following the payment of the EIA permitting fee by the project owner.  Once the mandatory ToR is received from MEUP, the project owner and its consultant are allowed a maximum of 18 months to complete the draft EIA report for RAC’s review.

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

Project Owner of a Nuclear Facility

According to TAEK, the judicial entities who intend to build and operate a nuclear installation must apply to the TAEK to be recognized as owner.  After the recognition of owner, any financial or administrative change in owner’s structure must be notified to TAEK in 30 days

Site License

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

Infrastructural Permits

Several permits will be required from various offices.  These permits include access road permits which are obtained from the Provincial Government and the Department of Transportation, permits for the electricity transmission lines which is handled through the local electricity authority, permits for drilling and installing a water supply well which must be obtained from the State Hydraulic Works (“DSI”) and the domestic water treatment plant must be approved by MEUP prior to installation.

Permits Required Prior to Operation

During the construction period, the operational period permitting documentation and applications will be made.  Prior to start the operation, the permits required include the Trial Environmental Permit, a workplace operating license, a hazardous waste storage permit and the Operating License (from TAEK).

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

Risks Related to Our Business

URI is not producing any metals at this time. As a result, we currently have no sources of operating cash. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than producing uranium or lithium and/or access additional sources of private or public capital, we may not be able to remain in business.

As a result of low uranium prices, we ceased production of uranium in 2009. We are not planning to commence production at any of our South Texas properties until we are able to acquire additional reserves or mineralized material and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound range per year. Our ability to begin plant construction and wellfield development in Turkey and New Mexico is subject to availability of financing and activation of our permits and licenses. All of our lithium activities are highly prospective and may never generate revenue.  We do not have a committed source of financing for the development of our Temrezli project. There can be no assurance that we will be able to obtain financing for this project or our other projects. Our inability to develop the Temrezli or our other properties would have a material adverse effect on our future operations.

Until we begin uranium or lithium production, we have no way to generate cash inflows unless we monetize certain of our assets or through financing activities. Our future uranium or lithium production, cash flow and income are dependent upon the results of exploration as well as our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than producing uranium or lithium and/or access additional sources of private or public capital, we may not be able to remain in business and holders of our securities may lose their entire investment.

Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium and lithium prices makes long-range planning uncertain and raising capital difficult.

Our ability to function as an operating mining company will be dependent on our ability to mine our properties at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium and lithium prices makes long-range planning uncertain and raising capital difficult.

Our ability to operate on a positive cash flow basis will be dependent on mining sufficient quantities of uranium or lithium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short term market prices of uranium and lithium, which are subject to significant fluctuation. Uranium prices have been and will continue to be affected by numerous factors beyond our control. These factors include the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium prices may make it impossible to operate URI’s uranium business at a level that will permit us to cover our fixed costs or to remain in operation.

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

If we are unable to raise additional capital, our business may fail and holders of our securities may lose their entire investment.

We had approximately $3.3 million in cash at December 31, 2016 and $10.4 million at February 28, 2017. On average, URI expended approximately $0.8 million of cash per month during 2016, which is expected to continue during 2017.  There can be no assurance that URI will be able to obtain additional capital after it exhausts its current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing holders of our securities. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

If additional capital is not available in sufficient amounts or on a timely basis, URI will experience liquidity problems, and URI could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing holders of our securities to lose their entire investment.

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

•

high rates of inflation; and

•

labor practices and disputes.

In addition, we face the numerous risks as a new acquirer that our expectations may not be realized and that we may encounter unexpected problems. We continue to review Anatolia Energy’s operations in Turkey, including compliance with local laws and applicable permitting requirements. In the event we determine material noncompliance, we could face fines or restrictions on our ability to develop our projects in Turkey, which could have a material adverse effect on our prospects, projects, financial condition and results of operations.

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

As of December 31, 2016, URI had approximately $235.1 million of net operating loss (“NOL”) carryforwards available to reduce U.S. federal taxable income in future years. Under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period.

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

Many of our mining properties are unpatented mining claims to which we have only possessory title. The validity of unpatented mining claims is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims or other real property interests that are owned in fee simple. Because unpatented mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location, perfection and maintenance of an unpatented mining claim. The present status of our unpatented mining claims located on public lands allows us the exclusive right to remove locatable minerals, such as uranium and lithium. We are also allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the public land remains with the federal government. We remain at risk that the mining claims may be lost either to the federal government or to rival private claimants due to failure to comply with statutory requirements. In addition, we may not have, or may not be able to obtain, all necessary surface rights to develop a property.

We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and develop that property. This could result in us not being compensated for our prior expenditures relating to the property.

Our business could be adversely affected if we are unable to successfully renegotiate certain leases.

We are currently seeking to renegotiate the leases relating to our Cebolleta and Juan Tafoya projects.  Each of the Cebolleta and Juan Tafoya leases has an initial term of ten years beginning in 2007 and 2006, respectively, and can be extended on a year-to-year basis.  The leases require certain annual payments and provide other terms that are the subject of our current negotiations.  While we are seeking to amend the current leases or enter into new leases for our Cebolleta and Juan Tafoya projects on terms more favorable to the Company and more reflective of current uranium market conditions, there can be no assurance that we will be successful in such efforts, and the lessors could demand terms that are unacceptable to us or refuse to engage in negotiations.  If we are unable to reach agreement with the lessors, we could decide to terminate the Cebolleta and Juan Tafoya leases and abandon the projects.  If we were to abandon these projects, it is unlikely we could recoup any of our costs, and abandonment would result in a substantial impairment of our assets.  Such an impairment charge could cause the price of our stock to decline.

Exploration and development of uranium and lithium properties are risky and subject to great uncertainties.

The exploration for and development of uranium and lithium deposits involves significant risks. It is impossible to ensure that the current and future exploration programs on our existing properties will establish reserves. Whether an ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; uranium and lithium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; availability of labor, labor costs and possible labor strikes; availability of drilling rigs; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. Most exploration projects do not result in the discovery of commercially mineable deposits of minerals and there can be no assurance that any of our exploration stage properties will be commercially mineable or can be brought into production.

We may enter into acquisitions, dispositions or other material transactions at any time.

We are regularly engaged in a review of opportunities to acquire or dispose of properties, to partner with other companies on projects or to acquire or merge with companies. We currently, and generally at any time, have such opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, technical, financial and other confidential information, submission of indications of interest and participation in discussions or negotiations for acquisitions or dispositions. Any such acquisition or disposition could be material to us. We could issue common stock or incur additional indebtedness to fund our acquisitions. Issuances of common stock may dilute existing holders of our securities. In addition, any such acquisition, disposition or other transaction may have other transaction specific risks associated with it, including risks related to the completion of the transaction, the project or the jurisdictions in which the project is located. We could enter into one or more acquisitions, dispositions or other transactions at any time.

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

Natural resource companies are required to close their operations and rehabilitate the lands in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for extractive operations are significant and based principally on current legal and regulatory requirements and closure plans that may change materially. Any underestimated or unanticipated rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income in the related period.

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If any of our properties are found to have commercial quantities of minerals, we would be subject to additional risks respecting any development and production activities.

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

Reserve and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including the price of uranium and lithium, inherent variability of the ore and recoverability of uranium and lithium in the recovery process.

The calculation of reserves, other mineralized material tons and grades are estimates and depend upon geological interpretation and geostatistical relationships or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves and mineralized material and their corresponding grades. Until reserves and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and other mineralized materials may vary depending on the price of uranium and lithium. Any material change in the quantity of reserves, other mineralized materials, mineralization or grade may affect the economic viability of our properties.

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

There is global competition for uranium and lithium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of uranium and lithium, there are a number of producing entities, some of which are government controlled and all of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

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

The Company has no history of paying dividends on its common stock, and we do not anticipate paying dividends in the foreseeable future.

The Company has not previously paid dividends on its common stock. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant.

Terms of subsequent financings may adversely impact holders of our securities.

In order to finance our future production plans and working capital needs, we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, holders of our securities’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. We currently have no authorized preferred stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of holders of our securities until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

Shareholders could be diluted if we were to use common stock to raise capital.

We may need to seek additional capital to carry our business plan. This financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. Any issuance of additional shares of our common stock could be dilutive to existing holders of our securities and could adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

URANIUM PROCESSING FACILITIES

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

Rosita

Our Rosita uranium processing plant and associated well fields are located in Duval County, Texas on a 200 acre tract of land owned by the Company. The facility is located within the South Texas uranium province, about 22 miles west of the town of Alice. The plant was constructed in 1990, and was originally designed to operate as an up-flow extraction facility, in a similar manner to our Kingsville Dome plant.  Resin was processed at the Rosita plant, and the recovered uranium was precipitated into a slurry, which was then transported to Kingsville Dome for final drying and packaging. Production from the Rosita plant began in 1990 and continued until 1999, when it was placed on standby.  In the 2007-2008 period upgrades were made to the processing equipment and additions to the facility were installed, including revisions to the elution and precipitation circuits, and the addition of a full drying system.  Construction terminated when the plant was 95% complete, due to production and price declines.  We anticipate that the plant will have an operating capacity of 800,000 pounds of U3O8 per year when the upgrades have been completed.  We are in the process of evaluating a relocation of our Rosita uranium processing plant to the Temrezli project in Turkey.

One satellite ion exchange system is in place at the Rosita project, but only operated for a short period of time in 2008.  Loaded resin from the Rosita satellite unit was shipped to Kingsville Dome for processing.

Vasquez

The Vasquez project is located in Duval County, Texas, a short distance northwest of the town of Hebbronville. The project is situated on a leased tract of land that is being held until final groundwater restoration has been completed. The Vasquez ISR mine was constructed in 2004. Uranium recovered from wellfields at the Vasquez project was partially processed through a satellite ion exchange system, capable of processing 1,200 gallons per minute, and with final uranium recovery was undertaken at the Kingsville Dome plant. In addition to the satellite recovery facility, there is a 500 gallon per minute reverse osmosis system that has been utilized in our groundwater restoration efforts, which were completed in January, 2014. Uranium recovery efforts at the Vasquez project took place between 2004 and 2008.

LITHIUM PROPERTIES

Sal Rica
80
80
Wendover
Salt Lake City
Reno
Nevada
Utah
95
6
6
Columbus Basin
Tonopah
95
Las Vegas
N
0
120
Miles
URI Project
Nevada and Utah
Properties Location Map

In 2016 we acquired land positions for potential lithium development in two prospective basins for lithium brines in the western United States – the Columbus Basin Project in Nevada and the Sal Rica Project in Utah.  The Columbus Basin Project is located in western Nevada, approximately 27 miles northwest of the only lithium brine production facility in the United States, the Clayton Valley/Silver Peak lithium brine operation of Albemarle Corporation, and covers an area of approximately 11,200 acres.  The Sal Rica Project is comprised of approximately 13,260 acres of placer mining claims covering a prospective target for lithium-enriched brines situated in the Pilot Valley region of northwestern Utah.

R 35 E
R 36 E
R 37 E
T 3 N
T 2 N
95
6
URI Controlled Mineral Rights
N
0
1
2
Mile
Columbus Basin Project
Esmeralda County
Nevada

Columbus Basin Project, Esmeralda County, Nevada

The Property. We staked the claims that comprise our Columbus Basin lithium brine exploration project in July and September of 2016. The project area covers an area of approximately 11,220 acres, and is comprised of 567 unpatented placer mining claims. The properties do not have any work requirements or royalty obligations attached to them, although we are required to make annual claim maintenance payments of $87,885 to the US Bureau of Land Management in order to keep the properties in good standing.

Accessibility. Our Columbus Basin project is situated in west-central Nevada, about 45 miles west of the town of Tonopah and 140 miles southeast of the city of Reno. All weather access to the project site is excellent; paved highways US-6 traverses the southwest part of our claim block and US-95 is on the eastern border of the project. A county maintained gravel road and several unmaintained trails cross the northern and western parts of the project.

An industrial rated electrical power line is present in the northern part of the project area, and mining related services are available in the nearby town of Tonopah.

History. The area of our Columbus Basin project has been the site of exploration for borate mineralization, potash-enriched brines and placer-hosted gold mineralization intermittently since the late 1800s. The Columbus Salt Marsh was the site of prospecting and small-scale production of borate minerals during the period of 1871 to 1881, exploration for potash-enriched brines was carried out, apparently without success, in 1912 and 1913, and placer gold prospecting has been carried out in the region up to the present. We are not aware of any previous significant exploration for lithium-enriched brines on our properties.

Project Geology. The Columbus Salt Marsh, site of our Columbus Basin project, is a closed drainage basin that covers an area of approximately 370 square miles that is dominated by geologically young basin-fill and lake sediments. The region, which is located within the Walker Lane geologic province, has a complex geologic structural setting, and is bounded on its eastern and southern sides by very thick sequences of Tertiary-age volcanic rocks that are potential lithium source rocks, as indicated by the presence of clay-hosted lithium mineralization in the adjoining northwestern part of the Silver Peak Range, southwest of the project target area.

Project Activities. We have carried out a series of geological studies to evaluate the lithium brine potential of the target area and conducted a series of reconnaissance examinations of the region of the project. As part of the detailed reconnaissance evaluation of the project area we have collected more than 360 sediment samples and 9 brine samples, Analytical results for these samples show anomalous lithium values in sediments and from near-surface brines in the project area. We have also acquired two sets of geophysical data for the project area, and we will utilize the information from these surveys to define targets on our properties.

Permitting Status. We have not yet applied for any permits to undertake exploration on the properties, but we have filed applications for water rights for the project. These applications are pending with the Nevada Division of Water Resources.

Sal Rica Project, Box Elder County, Utah

The Property. Our Sal Rica lithium brine exploration project was acquired from Mesa Exploration Corporation in September, 2016 for a combination of shares in Uranium Resources, Inc. and cash, as well as a two percent NSR royalty, payable to Mesa, on future production from the acquired lands. The property is comprised of approximately 9,900 acres of unpatented placer mining claims that were acquired from Mesa, and an additional 3,360 acres of unpatented placer claims that we staked subsequent to the purchase from Mesa Exploration. These additional placer claims, which adjoin the lands obtained from Mesa, are not subject to production royalties. In total, we hold 663 unpatented placer claims in the project area. Annual fees payable to maintain these properties in good standing are $102,765, in the form of annual claim maintenance fees payable to the US Bureau of Land Management. There are no other obligations to keep our properties in good standing.

Accessibility. The Sal Rica project is situated within the Pilot Valley area of northwestern Utah, approximately 25 miles north of the town of Wendover, and about 100 miles west of Salt Lake City. The project area is accessible from Wendover by maintained gravel roads that flank the east and west sides of the project area, and unmaintained trails and “two-track” roads provide access from the gravel roads to the mining claims.

An electrical line is present in the southwestern part of the project area, and it provides power to a number of local ranches.

History. The Sal Rica project area was first explored for minerals by Quintana Petroleum in the mid-1960s, who drilled a series of wide-spaced (generally ranging from 1 to 2 mile spacing) shallow holes in search of potash bearing brines hosted in near-surface aquifers. As part of their exploration program Quintana analyzed material recovered from these drill holes for a range of associated elements, including lithium. Analytical results from this work indicated the presence of anomalous lithium values ranging from 22 to 81 parts per million lithium over an area of about 42 square miles. Mesa Exploration carried out a sampling program on the property in 2016 in an effort to confirm the analytical results, and obtained sample values ranging as high as 80 parts per million lithium and averaging 66 parts per million, consistent with the historical results of Quintana’s drilling.

Other than the Quintana and Mesa exploration programs on the property there has been no mineral production from the project area.

Project Geology. The Sal Rica project area is situated in the Pilot Valley, a closed drainage basin that covers an area of about 130 square miles along the western margin of the Salt Lake Desert of western Utah. Regional geophysical studies carried out by the staff of the University of Utah, performed between 1957 and 1961, indicated that basin-fill sediments, as potential host rocks for lithium-enriched brines, attain a maximum depth of approximately 5,300 feet. These young and generally porous and permeable rocks were identified as potential host aquifers for lithium-enriched brines. Sampling of these uppermost rock sequences, at depths of 50 feet or less, has demonstrated the presence of anomalous levels of lithium-enriched brines.

Project Activities. We first identified the Sal Rica area as a potential target for exploration through a study of available geological and geophysical data, which was followed up by reconnaissance-scale exploration on the property, including collecting a limited number of sediment and brine samples. The results of our sampling show anomalous levels of lithium in sediments and brine sample results that are consistent with the results from the sampling programs carried out by Quintana and Mesa Exploration.

Permitting Status. We have not yet applied for any permits from regulatory authorities to carry out detailed exploration activities in the project area.

URANIUM PROPERTIES

Temrezli Project, Yozgat Province, Republic of Turkey

The Property. We acquired the Temrezli uranium project in November 2015. We control five licenses that make up the project area which were granted by the Turkish General Directorate of Mining Affairs. The granted licenses cover an area of approximately 13,490 acres. We hold these licenses through the payment of fees to the Turkish government and the fulfillment of certain physical work obligations on an annual basis. Four of the licenses are classed as “Operating Licenses”, and a change in status to “Operating License” status is pending for the remaining two licenses. Uranium production from the licenses is subject to the payment of a sliding-scale royalty, ranging from 2% to 16% depending upon the sales price of uranium, as defined by Turkish mining law. The sliding-scale royalty payments are to be made to certain agencies of the local and Turkish governments. A further 1% royalty is payable to the General Directorate of Mining Affairs, who discovered the Temrezli uranium deposit.

Accessibility. The Temrezli project is situated in the Central Anatolia Region, Sorgun District of the Yozgat Province, Republic of Turkey. The project is situated near the center of the country, approximately 150 miles east-southeast of the national capital of Ankara. The project area is located about 10 miles south of the city of Sorgun and 45 miles southeast of the provincial capital of Yozgat.

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

Project Activities. An extensive program of diamond core and rotary drilling has been conducted, as well as comprehensive environmental and cultural resources surveys and a wide range of metallurgical testing on uranium mineralization that was originally discovered by an agency of the Turkish government in the 1980s.

Since acquiring the Temrezli project we have continued the various environmental and hydrological studies required for submission of operating permit applications and undertaking further metallurgical tests. We have carried out detailed studies of the quantity and quality of the uranium mineralization at the Temrezli deposit and expect to prepare a detailed economic and operational assessment of the project. The timing of these studies is dependent upon the potential development of the Temrezli project as a future ISR uranium mine.

Project Geology. Uranium at the Temrezli project occurs as a series of generally flat lying to gently dipping tabular mineralized bodies that are hosted in medium to coarse-grained nearshore marine sandstones at depths ranging from less than 200 feet to approximately 600 feet beneath the surface. Individual mineralized zones range from a the low 100s to about 1,000 feet in length, several 10s to a 100 feet in width, and about 3 to approximately 30 feet in thickness. The mineralized zones are 100 feet or more beneath the local water table.

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

Şefaatli Project, Yozgat Province, Republic of Turkey

The Property. The property was acquired in November 2015.  We hold three exploration licenses (with License Numbers: 201100582, 201100583 and 200810035) in the project area. These licenses cover an area of approximately 25,113 acres.  Two of the licenses are in advanced exploration license status.  One license is on a pending operation license status.

Accessibility. The Şefaatli project is located in the town of Şefaatli district in Yozgat Province in central Turkey.  The project area is located about six miles from city of Şefaatli and 20 miles southwest of the provincial capital of Yozgat.

Well maintained all-weather public highways connect Ankara with the provincial capital of Yozgat and the nearby city of Şefaatli. Access to the properties from Şefaatli is provided by all-weather village roads.  These roads may become impassable for short periods of time during heavy precipitation.

Project Activities. The Şefaatli project was first discovered by the Uranium Division of the General Directorate of Mineral Research & Exploration (“MTA”) of the Ministry of Energy and Natural Resources in the late 1980s.  MTA conducted over 15,000 meters drilling during their work. The mineralized zones were discovered but the lateral extents of these zones were not identified at that time.  Since that time no work was done until the property rights were transferred in 2008 and 2011.   Adur completed 117 exploration and resource drill holes with a total of 11,951 meters.  We expect to conduct additional drilling on the property in the future to define the resource boundaries.

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
37
Karnes County
District
Butler Ranch
Ray Point
District
Clay West
District
South Texas
Uranium
Province
Corpus
Christi
Rosita
Processing Facility
Vasquez
Kingsville Dome
Processing Facility
South Duval County
Mineral Belt
URI Project
Competitor Project
Former Mine
0
20
Miles
N
Texas Properties
Location Map

SOUTH TEXAS PROPERTIES AND EXPLORATION PROJECTS

We currently control three production properties and one exploration project in the state of Texas, all of which are located in the South Texas uranium province, an arcuate belt of sandstone-hosted uranium deposits that extends from near the Texas-Mexico border on the south to an area southeast of the city of San Antonio on the northeast. The belt parallels the present-day coast of the Gulf of Mexico, and is approximately 160 miles long and up to 35 miles in width. The Company’s Kingsville Dome, Rosita and Vasquez properties and the Butler Ranch project are all situated within this belt of known uranium deposits. The Kingsville Dome, Rosita and Vasquez properties are owned by our wholly-owned subsidiary URI, Inc. and the Butler Ranch project is owned by the Company’s wholly owned subsidiary, Uranco, Inc.  The locations of the Kingsville Dome, Rosita and Vasquez production properties and the Butler Ranch project are described below.

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
Mile
Kingville Dome Project
Duval County, Texas

Kingsville Dome Project, Kleberg County, Texas:

The Property.  The Kingsville Dome project is located in central Kleberg County, South Texas, approximately 35 miles southwest of the city of Corpus Christi and eight miles southeast of the town of Kingsville. The project is comprised of numerous mineral leases from private landowners, covering an area of approximately 2,434 gross and 2,227 net acres of mineral rights. The leases are held through the payment of annual rents, and the leases provide for the payment of production royalties, ranging from 6.25% to 9.375%, based upon uranium sales from the respective leases. The leases have expiration dates ranging from 2000 to 2007; however we continue to hold most of these leases through our ongoing restoration activities. With a few minor exceptions, the leases contain clauses that permit us to extend the leases not held by production by payment of royalties ranging from $10 to $30 per acre.

Accessibility. Access to the Kingsville Dome process facility is very good, as an improved company-owned private road connects the facility with Texas Farm to Market Road 1118 about eight miles southeast of Kingsville, Texas, and about four miles east of U.S. Highway 77 at the town of Ricardo. Numerous county and ranch roads, some of which are only intermittently maintained, provide access to the entire project area.

Suitable electrical power is present at the site of the Kingsville Dome process plant, and additional power lines throughout the areas of the wellfields throughout the project area.

History.  Initial production from the Kingsville Dome uranium deposit commenced in May 1988. From the onset of production until July, 1999 we produced a total of 3.5 million pounds of U3O8 from the project area. Production was suspended in July, 1999, due to depressed uranium prices, but it resumed in April, 2006. Production in 2006 was 94,100 pounds of U3O8, 338,100 pounds in 2007, 252,000 pounds in 2008 and 56,000 pounds in 2009. We have not produced any uranium at the Kingsville Dome project since 2009.  The Kingsville Dome project currently contains insignificant mineralized material.

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

Restoration and Reclamation.  The Company completed the groundwater restoration program during 2013 and entered the required stabilization period.  As a result, the Company did not incur any costs related to restoration and reclamation activities during 2015 and 2016.  During 2016, we conducted stability and standby care activities at the Kingsville Dome project, as required by our permits and licenses.

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

Permitting Status.  A radioactive material license issued by the TCEQ is in timely renewal. On September 26, 2012, we filed the requisite application for renewal of our UIC permit, and on December 12, 2012, we filed an amendment to the application that would provide for resumption of uranium recovery activities. We have requested to withdraw our UIC permit and resubmit at a later date.  The request to withdraw is under consideration by the TCEQ.  As new areas are proposed for production, additional authorizations under the area permit would be required.  The permit for the waste disposal well 248 (WDW248) was submitted for renewal and is undergoing technical review by the TCEQ.

Rosita
Corpus Christi
Laredo
35
37
44
3196
URI Permit Boundary
URI Controlled Mineral Rights
Plant Location
Mineralized Zone
Paved Road
Gravel Road
N
0
0.5
Mile
Rosita Project
Duval County, Texas

Rosita Project, Duval County, Texas

The Property. The Rosita project is located in north-central Duval County Texas, about 14 miles southeast of the town of Freer and 60 miles west-northwest of the city of Corpus Christi. Our property holdings consist of mineral leases from private landowners covering approximately 2,759 gross and net acres of mineral rights. The nearby Rosita South property (also known as the Cadena area) consists of mineral leases from private land owners on approximately 1,795 gross and 1,479 net acres. All of the leases for the Rosita and Rosita South areas provide for payment of sliding scale royalties that are based upon the price of uranium, ranging from 6.25% to18.25% of uranium sales produced from the leased lands. Under the terms of the leases the lands can be held after the expiration of their primary term and secondary terms, as long as we are carrying out restoration and reclamation activities. The leases have primary and secondary terms ranging from 2012 to 2015, and provisions to extend the leases beyond the initial terms.  We hold these leases by payment of annual property rental fees ranging from $10 to $30 per acre.

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

Restoration and Reclamation. The Rosita project is comprised of four TCEQ authorized production areas. Production areas 1 and 2 are depleted, and groundwater restoration has been completed to regulatory standards. Production areas 3 and 4 contain immaterial uranium reserves that have yet to be produced. Production areas 1 and 2 consist of seven wellfields whose groundwater has been restored by the circulation and processing of approximately 1.3 billion gallons of reverse osmosis treated water. In 2013 we completed the final phase of TCEQ required stabilization in production areas 1 and 2. The Company began plugging wells in production areas 1 and 2 in 2014 and completed those activities in 2015.  TCEQ has accepted that plugging was completed in accordance with the approved closure plan.  Remaining wells for other uses are being transferred or reclassified in order to complete closure of the two production areas. During 2016, the Company incurred costs relating to surface reclamation and standby of the aforementioned production areas.  Surface reclamation is now underway and is expected to continue through 2017.

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

Accessibility. Access to the Vasquez project area is good from a Company-owned and improved private drive to an improved ranch road that connects to Texas State Highway 359, a short distance northwest of Hebbronville.

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

Restoration and Reclamation.  We conducted restoration and reclamation activities at the Vasquez project through 2013, and since 2014 the project has been in the required groundwater stabilization period.  As a result, the Company did not incur significant costs for restoration activities during 2016.

The Vasquez project consists of two authorized production areas. Production area 1 consists of five wellfields and production area 2 consists of two wellfields. At the end of 2013, groundwater restoration was completed at all wellfields in all production areas.  In 2014, both production areas were placed into stability and remained in this status for all of 2016. Subject to regulatory approval, groundwater restoration has been completed for the entire project. Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 640 million gallons of groundwater at the Vasquez project.

Permitting Status. A radioactive material license issued by the TCEQ is in timely renewal. On July 10, 2012 we filed the requisite application for renewal of our underground injection control permit. On September 23, 2014 the renewal was issued by the TCEQ.  Vasquez UIC permit URO3050 was approved for a restoration range table amendment in 2016 and is currently awaiting approval of the restoration table amendment.  Approval is expected in early 2017 and we will be able to proceed with the final phase of stabilization and begin plugging and abandonment of the site.

887
181
1344
81
791
1144
2924
99
San Antonio
10
35
Butler Ranch
37
Corpus Christi
URI Controlled Mineral Rights
Target Area
N
0
2
Mile
Butler Ranch Project
Karnes County, Texas

Butler Ranch Project, Karnes County, Texas

The Property. We acquired the Butler Ranch project from Rio Grande Resources in 2014, as part of a larger property exchange with them. Our property is comprised of nine fee leases that cover an area of about 1,322 gross or 1,262 net acres of mineral rights. We can hold the leases by payment of annual rental fees, ranging from $10 to $25 per acre. Each of the leases makes provision for the payment of royalties of 10% of sales to the property owners. Leases have initial terms of 8 to 10 years and have provisions to “hold by drilling” and identifying uranium mineralization on the specific properties.

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

Project Geology. Uranium mineralization at Butler Ranch occurs primarily in the form of roll-front deposits hosted primarily in sandstones of the Jackson Group, including the Deweesville and Stones Switch units. Some mineralization in the area occurs as tabular bodies associated with lignite (carbonaceous material) or in somewhat permeable units in the Conquista Clay as well.

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

In 2015, we acquired a substantial amount of historical exploration drilling information and other geological data for our properties in the Butler Ranch area. Detailed technical studies of this information have been carried out, and this new information is being combined with other data that we hold in order to further evaluate the potential of the Butler Ranch project.

Permitting Status. We received an exploration drilling permit for the Butler Ranch project in February 2015 from the Texas Railroad Commission, which the Company did not renew in 2016.

Nose Rock
Western U.S.
Gallup
West Largo
Ambrosia Lake
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

The Grants mineral belt is an approximately 100 mile long northwesterly trending belt of sandstone-hosted uranium deposits that historically have been the largest source of uranium production in the United States. During the period of mining activity in the Grants mineral belt, generally between the early 1950s and the mid-1980s, more than 80 underground and open pit mines were developed and operated by several mining companies. At various times during the productive life of the Grants mineral belt, six uranium processing mills were built and operated by the Anaconda Company, Homestake Mining Company, Kerr-McGee, Phillips Petroleum, Sohio Western and United Nuclear.

Cebolleta Project
Cibola County
New Mexico
URI Controlled Mineral Rights
Mineralized Zone
Shaft
N
0 1/2 1
Mile
T 11 N
T 10 N
R 5 W
R 4 W
SEBOYETA
BIBO
MOQUINO
PAGUATE
279
Area III
Sohio
Area IV
Area II
Area I
Area V
St. Anthony
Jackpile (Anaconda)
Woodrow (Anaconda)
Paguate (Anaconda)
H-1 Laguna (Anaconda)
Cebolleta
Albuquerque
40
25

Cebolleta Project

General. Our Cebolleta project is located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque. It is situated in the Laguna mining district, an area that has seen considerable uranium mining activity since the 1950s.

The Property. In March 2007, we entered into a lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a privately held land grant, to lease the Cebolleta property (the “Cebolleta Lease”), which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties ranging from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides us with the right to explore for, mine, and process uranium deposits present on the Cebolleta project. In February 2012, we entered into an amendment of the Cebolleta Lease (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2015. In addition, the date has been further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deductions to the recoverable reserve payment.  The Company intends to negotiate with the Cebolleta Land Grant on the terms for the continuation of the Cebolleta Lease.

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

One power line is present at the north end of the project area, and a major high voltage electrical transmission line and sub-station are present approximately five miles northeast of the main part of the Cebolleta project area.

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

Sohio Western Mining and Reserve Oil and Minerals carried out an extensive exploration drilling program on lands that comprise the northern part of the current Cebolleta project area, and subsequently discovered five discrete uranium deposits. Sohio developed one underground mine, and constructed a uranium processing mill on a nearby parcel of land the early to mid-1970s. Sohio operated the mine and mill complex until it was shut down in 1981. There has been no uranium production from the property since 1981.

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

Project Activities.  The Company completed a Technical Report for the Cebolleta project in April 2014. Based on the quantity and quality of the mineral resource, the Technical Report recommends that we advance the Cebolleta project to a Preliminary Economic Assessment or scoping level study. The Cebolleta Technical Report recommended proceeding with the next step of “confirmation drilling” with the objective of raising the confidence levels of a significant portion of the mineral resources. Another recommendation in the Technical Report was to drill and develop an initial resource model and mineral resource estimate for the historic St. Anthony mine area. Under our current cash conservation measures and business priorities, we are not contemplating any current work at Cebolleta.

Permitting Status. The Company does not hold any permits for work on the Cebolleta project.

McKinley Co. (Indefinite)
Sandoval Co. (Indefinite)
25
30
29
28
Marquez Deposit
Former Mill Site
36
31
32
33
Southeast Deposit
T 13 N
T 12 N
Cibola Co. (Indefinite)
Juan Tafoya
Albuquerque
40
25
1
6
279
5
4
R 5 W
R 4 W
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

Exploration programs carried out by Bokum Resources, DeVilliers Nuclear, Exxon, and Kerr-McGee during the late 1960s and 1970s discovered a group of sandstone-hosted uranium deposits that were determined to be southeasterly extensions of the Grants mineral belt. Ownership consolidation efforts resulted in the various properties and deposits falling under the control of Bokum and Kerr-McGee. Bokum, and their project partner Long Island Lighting Company undertook a development program on the Juan Tafoya project that resulted in the construction of a uranium mill and the partial development of shafts to access the largest uranium deposit on the Juan Tafoya project. Development of the Juan Tafoya project was halted because of the bankruptcies of the partners, and the project was ultimately abandoned and a portion of the surface facilities (mine infrastructure) and mill were dismantled. There has not been any uranium production from deposits on the Juan Tafoya project lands.

The project has an industrial grade power line and there are three water wells present on the property. A 14-foot diameter concrete-lined shaft is present at the larger of the two uranium deposits, and a 6-foot diameter steel cased “ventilation” shaft is in place.

The Property. The Juan Tafoya project is comprised of lands covering an area of approximately of 4,097 acres of fee (deeded) surface and mineral rights that are owned by the Juan Tafoya Land Corporation (“JTLC”) and 24 leases with private owners of small tracts covering a combined area of approximately 115 acres.  The JTLC lease (the “JT Lease”) has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the Juan Tafoya project. Additionally, the JT Lease required: (i) an initial payment to JTLC of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the prevailing price of uranium; (v)

employment opportunities and job-skills training programs for shareholders of the JTLC or their heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya project and (vii) funding of a scholarship program for the shareholders of the JTLC or their heirs. We are obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JT Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya project, or (c) the project is deemed uneconomical by an independent engineering firm.  The Company intends to negotiate with the JTLC on the terms for the continuation of the JT Lease.

The fee mineral leases covering the individually-owned small tracts have similar royalty provisions as the JTLC lease and have annual rental obligations of $9,526.

The JT Lease and the “small tract” fee mineral leases provide us with the right to explore for, mine and process uranium deposits present on the leased premises.

In January 2007, we entered into a letter agreement with International Nuclear, Inc. to acquire certain technical data relating to the Juan Tafoya project. Pursuant to the letter agreement, a cash payment was made and a royalty was assigned to International Nuclear, Inc. of $0.25 per pound of uranium recovered from the Juan Tafoya project by the Company with a maximum payout of $1,000,000.

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

History.  The Juan Tafoya project has been of considerable interest to the U.S. uranium industry since the late 1960s to early 1970s.  Exploration and pre-development activities were carried out on and adjacent to the Juan Tafoya project by several companies, including Bokum Resources, DeVilliers Nuclear, Exxon, Kerr-McGee and Nuclear Dynamics, but no mining operations were ever undertaken on the Juan Tafoya project.

The Juan Tafoya project was nearly fully developed for uranium mining and processing, with the construction of a mill and related mine infrastructure. However, all plant and equipment have been removed from the Juan Tafoya project and the project has no significant plant or equipment, including subsurface improvements and equipment. However, there is a 12-foot diameter concrete lined shaft (to a depth of about 1,850 feet) and a five-foot diameter steel lined ventilation shaft (to a depth of about 2,200 feet) at the northwestern end of the Marquez deposit.

Project Geology. The uranium mineralization in the Juan Tafoya project is hosted within sandstones of the Westwater Canyon Member, which comprises approximately the lower half of the Morrison Formation. Mineralization in the Marquez deposit, which is the larger of the two defined deposits, occurs as a series of elongate lenses that get progressively deeper to the east. These lenses appear to have shapes that are reminiscent of “trend-type” deposits elsewhere in the Grants mineral belt and are thought not to be amenable to ISR methods. The mineralized zones at the Juan Tafoya project are below the water table, at depths of approximately 2,100 feet from the surface.

Project Activities. A Technical Report was completed for the Juan Tafoya project in June 2014. The Technical Report concluded that the Juan Tafoya project was ready for the next stage of in-fill confirmation drilling to upgrade the mineral resources. The Technical Report recommended follow-up work in two phases:

•

Phase 1.  Conduct a confirmation drilling program of approximately 35,000 feet in 16 holes; and

•

Phase 2. Prepare a Preliminary Economic Assessment including hydrogeological work, geotechnical analysis, conceptual mining methods study, and capital and operating costs, based upon the results of the Phase 1 work program.

Under our current cash conservation measures and business priorities, we are not contemplating any near-term work at the Juan Tafoya project.

Water Rights. Under the terms of the JTLC lease the Company has the right to utilize approximately 1,800 acre feet of water rights that are owned by the JTLC.

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

OTHER

New Mexico Properties

We hold approximately 34,000 acres of other immaterial properties in New Mexico including the Ambrosia Lake, Nose Rock and West Largo projects.  We do not currently have any plans to explore these projects in the near-term.

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

WORK COMPLETED ON PROPERTIES IN 2016

	Statement of Operations(1)			Balance Sheet
Property	Operating Expenses	Mineral Property Expenses	Impairment	Property, Plant & Equipment	Restoration Liability(2)	Total Expenditures
	(expressed in thousands of dollars)
Columbus Basin project	$ -	$ 232	$ -	$ -	$ -	$ 232
Sal Rica project	-	524	-	-	-	524
Temrezli project	498	-	-	-	-	498
Rosita project	307	95	-	-	53	455
Kingsville Dome project	612	167	-	(160)-	-	619
Vasquez project	365	96	-	-	-	461
Butler Ranch project	-	12	-	-	-	12
Cebolleta project	-	138	-	-	-	138
Juan Tafoya project	-	47	-	-	-	47
Other	-	155	-	(1,513)	-	(1,358)
	$ 1,782	$ 1,466	$ -	$ (1,673)	$ 53	$ 1,628

(1)

See Item 7—Management Discussion and Analysis below for discussion of 2016 mineral property expense charged to the Statement of Operations.

(2)

For description of 2016 reclamation activities at the Rosita project, see discussion at Item 2—Properties above.

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2016 by location is as follows:

	Net Property, Plant and Equipment at December 31, 2016
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Net book value
Uranium plant	$ -	$ 8,459	$ -	$ -	$ 8,459
Mineral rights and properties	17,968	-	19,102	-	37,070
Other property, plant and equipment	22	1,224	-	141	1,387
Total net book value	$ 17,990	$ 9,683	$ 19,102	$ 141	$ 46,916

As noted in the table above, the Company’s most significant uranium property infrastructure is located in South Texas. The Company’s two licensed processing facilities are located at the Kingsville Dome project and at the Rosita project. The Kingsville Dome facility is currently capable of processing 800,000 pounds of U3O8 annually, expandable to 1.6 million pounds. The Kingsville Dome plant has a carrying value of $2.0 million. The Rosita facility is also currently capable of processing 800,000 pounds of U3O8 annually, and is also expandable to 1.6 million pounds. The Rosita plant is a newer facility and has a carrying value of $4.0 million. Each of these plants has been idle since 2009 and each will require approximately $0.8-$1.0 million of capital expenditures to return them to current productive capacity. The Company also has portable satellite ion exchange equipment at the Kingsville Dome project and the Rosita project with carrying values at December 31, 2016 of $1.7 million and $0.8 million, respectively. We are in the process of evaluating a relocation of our Rosita uranium processing plant to the Temrezli project in Turkey.

INSURANCE

Our properties are covered by various types of insurance including property and casualty, liability and umbrella coverage. We have not experienced any material uninsured or under insured losses related to our properties in the past and believe that sufficient insurance coverage is in place.

ITEM 3.  LEGAL PROCEEDINGS

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

On February 10, 2014, the County filed a notice of appeal on the merits judgment of December 13, 2012 and the attorney’s fee judgment on November 13, 2013. On February 12, 2014, the Company cross-appealed on both the merits judgment and the attorney’s fees judgment. Following the submission of opening briefs, response briefs and reply briefs in the fall of 2014, on January 15, 2015 an oral hearing on the matter was held before the 13th Court of Appeals in Corpus Christi, Texas.  On January 28, 2016, the 13th Court of Appeals issued a memorandum opinion that found in favor of Kleberg County on four issues:  use of 1985 data as opposed to 1987 data to establish the clean-up standards for Well I-11 (upholding the trial court decision); an award of attorney fees to Kleberg County as a result of prevailing on that issue (reversing the trial court decision); requiring specific performance by the Company to restore Well I-11 prior to mining in production area 3 (reversing the trial court decision); and requiring the Company to restore production areas 1 and 2 using groundwater at a rate of 240 million gallons a year (reversing the trial court decision).  In addition, the Court of Appeals opinion held in favor of the Company on two issues:  the applicability of and notice made by the Company to invoke the force majeure provisions in the Settlement Agreement as regards groundwater restoration activities (upholding the trial court decision); and that the Company provided Kleberg County with proper notice and substantial performance in accordance with the Settlement Agreement (upholding the trial court decision).

On March 14, 2016, URI, Inc. filed a motion for rehearing and reconsideration en banc before the 13th Court of Appeals of Texas.  URI, Inc. argued that the Court should grant rehearing or reconsideration because its prior opinion, which added new terms to the 2004 Settlement Agreement, ignored established precedent and improperly violated the prohibition against consideration of extraneous matters when interpreting unambiguous contracts.  On March 30, 2016, the 13th Court of Appeals denied the motion for rehearing en banc.  On June 15, 2016, URI, Inc. filed a petition for review with the Texas Supreme Court raising the issue of whether a court may alter the explicit terms of an unambiguous contract based on one party’s subjective belief regarding whether certain data meets the requirements of the contract as well as other related issues.  On August 19, 2016, the Supreme Court requested Kleberg County to file a response, and on October 19, 2016, Kleberg County filed a response to the petition for review.  On December 5, 2016, URI, Inc. filed its reply pleading that addressed the arguments made by Kleberg County in its response pleading.  On January 20, 2017, the Texas Supreme Court informed the parties that it would accept further briefing on the merits and set a briefing schedule that runs through March 28, 2017.

TCEQ ADJUDICATORY PROCEEDING FOR THE KINGSVILLE FACILITY

In late 2012, the Company’s Texas-based subsidiary, URI Inc., filed an application to renew a radioactive material license for reclamation activities at the Kingsville Dome facility in South Texas with the TCEQ as well as a new application to conduct ISR mining activities at the Kingsville Dome facility.  After an extensive period of review by the TCEQ of the applications filed, additional site visits and investigations, and a further exchange of communications and documentation, in July 2015 the TCEQ staff concluded that the applications satisfied regulatory requirements and recommended that the permits should be issued or renewed.  As part of the adjudicatory process associated with that decision, TCEQ invited members of the public to comment on its recommendations and several local citizens living near the Kingsville Dome facility requested an opportunity to participate in the process.  In October 2015, TCEQ held initial hearings on the matter and concluded that some of the individuals may have standing to raise certain limited concerns and referred the matter to an administrative law judge for further consideration.

On March 3, 2016, the administrative law judge held a preliminary hearing, granted standing to numerous landowners and set a schedule for the proceeding.  On June 15, 2016, URI, Inc. filed a motion to abate the proceedings and a request to withdraw the permit application without prejudice pursuant to TCEQ rules and offered to pay other parties expenses (other than attorney’s fees) as required by TCEQ rules.  The parties disputed the amount of expenses to be paid by URI, Inc., and on September 22, 2016, the administrative law judge issued a “Proposal for Decision” that recommended to the TCEQ that the request to withdraw the permit application without prejudice be approved if URI, Inc. pays Kleberg County $16,975.25 and pays another named individual $967.38.  URI, Inc. filed exceptions to the Proposal for Decision and Kleberg County filed a reply.  On January 23, 2017, the administrative law judge filed its response to the parties’ exceptions, concluded that the recommendations contained in the Proposal for Decision did not change, and presented the Proposal for Decision to the TCEQ for its consideration.  The TCEQ has not yet scheduled a final hearing on the matter.

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

The following table sets forth the intraday high and low sales prices for our common stock as reported on the NASDAQ Capital Market for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2016	$1.67	$1.06
September 30, 2016	1.83	1.27
June 30, 2016	2.49	1.45
March 31, 2016	6.84	2.42
December 31, 2015	$10.20	$4.20
September 30, 2015	16.08	8.16
June 30, 2015	19.20	11.04
March 31, 2015	23.76	15.60

As of March 2, 2017 there were 65 holders of record of URI’s common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the two years ended December 31, 2016, and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K.  See “Cautionary Note Regarding Forward-Looking Statements” above.

INTRODUCTION

Uranium Resources, Inc. is an energy metals exploration and development company. We presently hold exploration properties with lithium and uranium exploration potential, a uranium development property in the Republic of Turkey, as well as idled uranium production properties.  We were organized in 1977 to acquire and develop uranium projects in South Texas using the ISR process. Near term uranium production potential is now centered on our Temrezli ISR project in Turkey. URI also controls extensive exploration properties in Turkey under eight exploration and operating licenses covering approximately 39,000 acres with numerous exploration targets in Turkey, including the potential satellite Şefaatli project, which is 30 miles southwest of the Temrezli project. We have historically produced uranium by ISR methods in the state of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 186,000 acres of mineral holdings in the prolific Grants Mineral Belt of the state of New Mexico, and 11,000 acres in the South Texas uranium province. URI acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. URI ceased uranium production in 2009 and none of URI’s properties are currently in production.

During 2016, we developed a lithium focus with dominant land positions in highly prospective basins in Nevada and Utah.   Our focus is on developing low cost lithium brines.

RECENT DEVELOPMENTS

Equity Financings

On February 16, 2017, we completed a registered direct offering for gross proceeds of $4.5 million with Aspire Capital  whereby Aspire Capital purchased 2,100,000 shares of common stock at a price of $1.58 and 748,101 pre-funded common stock purchase warrants at a price of $1.57.  The warrants have an exercise price of $0.01 per share and a term of three years.  As of March 2, 2017 all of the warrants have been exercised.

On January 19, 2017, the Company completed a registered public offering for gross proceeds of $9.7 million.  The Company sold 1,399,140 shares of common stock at a price of $2.01 per share and 3,426,731 pre-funded warrants at a price of $2.00 per warrant.  The warrants have an exercise price of $0.01.  As of March 2, 2017 all of the warrants have been exercised.

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

Laramide Asset Sale

On January 5, 2017, the Company completed the sale of its wholly-owned subsidiary Hydro Resources, Inc., which holds the Churchrock and Crownpoint projects, to Laramide.  Under the terms of the Laramide SPA, as amended on December 5, 2016, the Company received the following consideration:

•

$2.5 million in cash, of which $250,000 was paid in advance on October 21, 2016;

•

$500,000 of Laramide common stock and warrants;

•

a $5.0 million promissory note, secured by a mortgage over the projects.  The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide Resources decision regarding commercial production at the Churchrock project.  Principal payments of approximately $1.5 million are due and payable on January 5 in each of 2018, 2019 and $2.0 million on January 5, 2020.  Interest is payable on a quarterly basis, provided however that no interest will be payable prior to the first principal payment in 2018.  Laramide has the right to satisfy up to half of each of these payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the VWAP for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due;

•

a retained 4.0% NSR Royalty on the Churchrock project, which royalty may be repurchased by Laramide by January 5, 2018 for $4.95 million; and

•

an option to purchase Laramide’s La Sal project for $3.0 million and an option to purchase the La Jara Mesa project for $5.0 million.

Exchange Agreement and RCF Loan Retirement

On December 5, 2016, the Company entered into the Esousa MEA with Esousa.  Pursuant to the Esousa MEA, Esousa obtained the unilateral right to acquire shares of our common stock in exchange for one or more convertible promissory notes issued pursuant to that certain loan agreement dated November 13, 2013 (the “RCF Loan”) by and among the Company, certain of its subsidiaries and Resource Capital Fund V L.P. (“RCF”), which RCF Loan evidenced $8.0 million of indebtedness of the Company.  Esousa acquired or has the right to acquire the RCF Loan from RCF.  On December 5, 2016, Esousa acquired $2.5 million of the RCF Loan from RCF and exchanged such amount for 2,487,562 shares of our common stock.  Additional exchanges of the RCF Loan for shares of our common stock were subject to the prior approval of the Company’s stockholders and the effectiveness of a registration statement covering the resale of the shares of our common stock.  The Company called to order its Special Meeting of Stockholders on February 8, 2017 at which a quorum was not reached.  Accordingly the Special Meeting was not duly convened.  Following the Special Meeting, the Company and Esousa agreed to terminate the Esousa MEA.  Upon termination of the Esousa MEA, the Company’s Board of Directors agreed to repay the $5.5 million principal and accrued unpaid interest in cash on February 9, 2017 to retire all of the obligations remaining under the RCF Loan.

Acquisition of Lithium Properties

During 2016, the Company staked approximately 11,220 acres of placer mining claims covering a prospective target for lithium-enriched brines in the Columbus Salt Marsh area of west-central Nevada.  The target area, known as the Nina property, is situated within a region of known lithium mineralization and is located approximately 45 miles west of Tonopah, Nevada.  The Company now calls this the Columbus Basin project.

On October 19, 2016, the Company closed the Mesa SPA with Mesa to acquire approximately 9,900 acres of certain placer mining claims comprising the Sal Rica project. The target area is situated within a region of known brine-hosted lithium mineralization and is approximately 25 miles north of the town of Wendover, Utah.  Subsequent to the purchase of these mining claims from Mesa, the Company staked an additional 3,360 acres of placer mining claims to expand the project area.  As a result, the Sal Rica project is comprised of approximately 13,260 acres of placer mining claims covering a prospective target for lithium-enriched brines.

Under the terms of the Mesa SPA, the Company acquired a 100% interest in the Sal Rica project, subject to a 2% NSR Royalty, for the following consideration: (i)  $50,000 cash paid to Mesa on October 19, 2016; (ii) 100,000 unregistered shares of the Company’s common stock on October 19, 2016, with a resale registration statement filed with the SEC on November 16, 2016; and (iii) 100,000 unregistered shares of the Company’s common stock to be issued on October 19, 2017, with a resale registration statement to be filed with the SEC by November 17, 2017.

Common Stock Purchase Agreement with Aspire Capital

On April 8, 2016, the Company entered into the CSPA with Aspire Capital to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months.  The Company will control the timing and amount of sales to Aspire Capital, and at a price based on the market at that time.  As consideration for Aspire Capital entering into the CSPA, the Company issued 240,000 shares of its common stock to Aspire Capital upon the Company’s receipt of shareholder approval at its Annual General Meeting of Stockholders which was held on June 7, 2016.  These shares had a fair value of $2.18 per share, which has been included as additional paid in capital in the Company’s Balance Sheet as of December 31, 2016.  The Company began selling shares of its common stock to Aspire Capital under the terms of the CSPA following receipt of stockholder approval for the issuance of up to 5.0 million shares of common stock under the CSPA and effectiveness of an S-1 registration statement relating to the resale of the shares.   As of December 31, 2016, the Company had sold 4,760,000 shares of common stock for net proceeds of $6.7 million under the CSPA.

Reverse Stock Split

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

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the years ended December 31, 2016 and 2015 was $19.6 million and $15.1 million or $3.73 and $5.63 per share, respectively.  The principal components of these year-over-year changes are as follows:

	For the year ended December 31,
	2016	2015
	(thousands of dollars)

Mineral property expenses	$ (3,248)	$ (4,470)
General and administrative	(7,650)	(7,488)
Acquisition related expenses	-	(3,048)
Other operating expenses	(2,400)	(1,746)
Non-operating income/(expenses)	(6,307)	1,609
Total	$ (19,605)	$ (15,143)

Mineral property expenses

Mineral property expenses for the year ended December 31, 2016 were $3.2 million, as compared with $4.5 million for the year ended December 31, 2015.

The following table details our mineral property expenses for the years ended December 31, 2016 and 2015.

	For the years ended December 31,
	2016	2015
	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome project	$ -	$ -
Rosita project	9	77
Vasquez project	-	-
Total restoration/recovery expenses	9	77

Standby care and maintenance expenses
Kingsville Dome project	612	646
Rosita project	298	406
Vasquez project	365	416
Temrezli project	498	407
Total standby care and maintenance expenses	1,773	1,875

Exploration and evaluation costs	486	620

Land maintenance and holding costs	980	1,898

Total mineral property expenses	$ 3,248	$ 4,470

For the year ended December 31, 2016, mineral property expenses decreased by $1.2 million as compared with the corresponding period in 2015.  This decrease was due to reductions in land maintenance and holding costs of $0.9 million, exploration and evaluation costs of $0.1 million, standby care and maintenance expenses of $0.1 million and restoration/recovery expenses of $0.1 million, which were the result of the following:

•

a decrease of $0.4 million as the Company terminated its agreement with United Nuclear Corporation (“UNC”) to purchase data for the Cebolleta project.  The Company returned all of the data to UNC and, as a result, has no further obligations under the agreement;

•

a decrease of $0.3 million for lease renewal bonuses that were paid during 2015 to extend certain leases at our South Texas properties;

•

a decrease of $0.3 million in lease payments for the Juan Tafoya project as the Company received a deferral of the annual rental payment from October 2016 to April 2017;

•

a decrease of $0.2 million related to the termination or sale of certain projects in South Texas and New Mexico;

•

a decrease of $0.6 million related to exploration programs at the Alta Mesa Este and Butler Ranch projects in South Texas during 2015.  The Company did not undertake any similar exploration programs during 2016; and

•

the above decreases were partially offset by an increase of $0.8 million related to the Company’s recent acquisitions of lithium projects, as discussed above under “- Recent Developments – Acquisition of Lithium Properties.”

General and administrative expenses

Significant expenditures for general and administrative expenses for the years ended December 31, 2016 and 2015 were:

	For the year ended December 31,
	2016	2015
(thousands of dollars)

Stock compensation expense	$ 195	$ 950
Salaries and payroll burden	3,055	2,276
Legal, accounting, public company expenses	3,129	2,557
Insurance and bank fees	525	571
Consulting and professional services	104	443
Office expenses	541	568
Other expenses	101	123
Total	$ 7,650	$ 7,488

General and administrative expenses increased by $0.2 million as compared with the corresponding period in 2015.  This increase was mostly due to the following:

•

an increase in the Company’s salaries and payroll burden of $0.8 million, which was the result of performance-based bonuses recorded during 2016;

•

an increase in legal, accounting, public company expenses of $0.6 million, which was primarily due to legal costs associated with the TCEQ permit renewal process at our Kingsville Dome project and legal costs associated with the Esousa MEA;

•

a decrease in stock-based compensation expense of $0.8 million as there were fewer awards outstanding during 2016 as the Company has not made any stock-based awards since 2014; and

•

a decrease in consulting and professional services of $0.3 million, which was the result of the Company’s ongoing cost reduction efforts during 2016.

Acquisition related expenses

During 2015, we incurred acquisition related costs associated with the Anatolia Transaction of $3.0 million.  These costs were mostly the result of legal and accounting costs of $1.7 million and consultant fees, including investment banking fees, of $1.3 million.

Non-operating income and expenses

Loss on extinguishment of convertible debt

On December 5, 2016 the Company entered into the Esousa MEA with Esousa whereby Esousa purchased $2.5 million of the Company’s convertible debt and exchanged such debt into shares of common stock of the Company.  As a result, the exchange of shares was considered an inducement under accounting rules and the Company recorded a loss of $3.3 million which was the difference between the fair value of shares exchanged and the fair value of the shares issuable pursuant to the terms of the RCF Loan.

Gain on disposal/exchange of uranium properties

On June 26, 2015, we entered into a Purchase and Exchange Agreement (“PEA”) with Energy Fuels Inc. and a subsidiary of Energy Fuels Inc. (collectively, “Energy Fuels”), pursuant to which at closing on July 31, 2015 subsidiaries of URI transferred ownership of the Roca Honda project, including mineral fee lands and unpatented lode mining claims to Energy Fuels. In exchange, Energy Fuels delivered to URI (i) $2.5 million in cash, (ii) 76,455 shares of Energy Fuels common stock with a fair value upon closing of  $0.3 million, which we sold on February 22, 2016 for $0.2 million (iii) Energy Fuels’ 4% gross royalty covering 5,640 acres on seven mineral leases in the state of Wyoming at the Kendrick and Barber areas of the Lance uranium ISR project, which is currently under construction by Peninsula Energy Limited, and (iv) unpatented lode mining claims covering 640 acres located near Churchrock, New Mexico, which are contiguous with our Churchrock project.

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

Interest expense

Interest expense of $2.8 million for the year ended December 31, 2016 consisted of interest of $0.9 million payable to RCF, amortization of the debt discount of $1.8 million and amortization of the establishment fee of $0.1 million.  Interest expense of $2.6 million for the year ended December 31, 2015 consisted of interest of $0.7 million payable to RCF, amortization of the debt discount of $1.8 million and amortization of the establishment fee of $0.1 million.

Commitment Fees

Commitment fees expense of $0.3 million for the nine months ended December 31, 2016 was the result of the Company’s issuance of 75,000 shares of common stock to Aspire Capital on February 4, 2016 as consideration for Aspire Capital entering into the Option Agreement.  The shares had a fair value of $4.44 per share.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $12.3 million for the year ended December 31, 2016, as compared with $12.0 million for the year ended December 31, 2015.  The increase of $0.3 million in cash used is primarily due to an increase in cash used for accounts payable of $3.5 million in 2016, which was partially offset by a decrease in cash expenditures related to acquisition costs for the Anatolia Transaction of $3.0 million in 2015 which was not replicated in 2016.

Investing Activities

Net cash provided by investing activities was $0.3 million for the year ended December 31, 2016, as compared with $1.1 million for the same period in 2015. For the 2016 period, the Company received $0.2 million from the sale of short-term investments and $0.1 million from the release of restricted cash accounts in Turkey.  For the 2015 period, the Company received $2.5 million from Energy Fuels Inc. as partial consideration for the sale of the remaining Roca Honda project assets, which was offset by cash paid for the Anatolia Transaction of $1.4 million, which represented the amount loaned by URI to Anatolia Energy to fund operations prior to completion of the Anatolia Transaction, offset by cash received from Anatolia Energy upon completion of the Anatolia Transaction.

Financing Activities

Net cash provided by financing activities was $14.5 million for the year ended December 31, 2016.  During 2016, we received net cash proceeds of $0.8 million and $1.2 million upon closing the February 4, 2016 and April 4, 2016 registered direct offerings, respectively, $6.7 million in net proceeds were received from the sale of common stock to Aspire Capital under the terms of the CSPA and $5.8 million in net proceeds were received from the sale of common stock sold through the Company’s ATM program.

Net cash provided by financing activities was $6.3 million for the year ended December 31, 2015.  For 2015, we received net proceeds of $5.4 million from a registered direct offering completed on March 6, 2015, net proceeds of $0.7 million from a registered direct offering completed on December 18, 2015 and $0.3 million in net proceeds from common stock sold through our ATM program.  Partially offsetting these amounts were payments made for withholding taxes on net share settlements of equity awards of $0.1 million.

Liquidity and Capital Resources

At December 31, 2016, the Company had a working capital deficit of $4.2 million as compared with a working capital deficit of $8.9 million as of December 31, 2015.  The decrease in the working capital deficit of $4.7 million was primarily due to an increase in cash and cash equivalents of $2.4 million and an aggregate decrease in accounts payable and accrued liabilities of $2.0 million.   The increase in cash and cash equivalents and the decrease in accounts payable and accrued liabilities reflect the Company’s fundraising efforts during 2016, which included the completion of registered direct offerings on April 4, 2016 and February 4, 2016 for net proceeds of $1.2 million and $0.8 million, respectively, $6.7 million in net proceeds from the sale of common stock to Aspire Capital under the terms of the CSPA and $5.8 million in net proceeds from the sale of common stock sold through the Company’s at-the-market sales program.

Subsequent to December 31, 2016, the Company received $2.2 million upon completion of the sale of its wholly-owned subsidiary Hydro Resources, Inc to Laramide on January 5, 2017 and received an aggregate $13.4 million upon completion of a public offering on January 19, 2017 and a registered direct offering on February 16, 2017.  In addition, the Company repaid the remaining $5.5 million outstanding under the RCF Loan on February 9, 2017.

As a result of the above, the Company’s cash balances were $10.4 million at February 28, 2017, which the Company expects will provide it the necessary liquidity through the first quarter of 2018.  The Company also has $4.3 million available for future sales under the CPSA with Aspire Capital, but would need to obtain stockholder approval before issuing any additional shares under the CSPA.  The Company continues to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

While the Company has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company.  In the event that funds are not available, the Company may be required to materially change its business plans.

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

The significant assumptions used in determining the future cash flows for our uranium properties and uranium plant assets at December 31, 2016 included an average long-term U3O8 price of $51.40 per pound and average operating costs and capital expenditure costs based on third-party and internal cost estimates.  Estimates and assumptions used to assess recoverability of our long-lived assets and measure fair value of our uranium properties are subject to risk uncertainty.  Changes in these estimates and assumptions could result in the impairment of our long-lived assets.  Events that could result in the impairment of our long-lived assets include, but are not limited to, decreases in the future U3O8 prices, decreases in the estimated recoverable minerals and any event that might otherwise have a material adverse effect on our costs.

During 2016 and 2015, we recorded impairments of $1.7 million and $1.0 million, respectively, to reduce the carrying value of property, plant and mine equipment. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of uranium properties upon acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

Asset Retirement Obligations

Regarding our reserve for asset retirement obligations, significant estimates were utilized in determining the future costs to complete the groundwater restoration, plugging and abandonment of wellfields and surface reclamation at our ISR sites. Estimating future costs can be difficult and unpredictable as they are based principally on current legal and regulatory requirements and ISR site closure plans that may change materially. The laws and regulations governing ISR site closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. Estimates of future asset retirement obligation costs are also subject to operational risks such as acceptability of treatment techniques or other operational changes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Uranium Resources, Inc.

We have audited the accompanying consolidated balance sheets of Uranium Resources, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Resources Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/Hein & Associates LLP

Denver, Colorado

March 2, 2017

URANIUM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)

		December 31,	December 31,
	Notes	2016	2015
ASSETS

Current Assets:
Cash and cash equivalents		$ 3,309	$ 865
Short-term available-for-sale investments	3	-	226
Prepaid and other current assets		602	914
Total Current Assets		3,911	2,005

Property, plant and equipment, at cost:
Property, plant and equipment		112,964	114,496
Less accumulated depreciation and depletion		(66,048)	(65,684)
Net property, plant and equipment	3,4	46,916	48,812

Restricted cash		3,964	4,026
Long-term assets held for sale	5	2,123	2,123
Total Assets		$ 56,914	$ 56,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 610	$ 3,046
Accrued liabilities		1,981	1,569
Convertible loan net of discount	6	5,431	6,154
Current portion of asset retirement obligations	7	121	121
Total Current Liabilities		8,143	10,890

Asset retirement obligations, net of current portion	7	4,668	4,242
Other long-term liabilities and deferred credits	8	500	800
Long-term liabilities related to assets held for sale	5	555	555
Total Liabilities		13,866	16,487

Commitments and Contingencies	6,7,8,12

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares - 16,675,419 and 4,530,211, respectively
Outstanding shares - 16,667,394 and 4,522,186, respectively	9	17	5
Paid-in capital	9, 10	280,191	258,096
Accumulated other comprehensive loss		-	(67)
Accumulated deficit		(236,902)	(217,297)
Less: Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		43,048	40,479

Total Liabilities and Stockholders' Equity		$ 56,914	$ 56,966

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)

		For the Year Ended December 31,
	Notes	2016	2015

Operating Expenses:
Mineral property expenses	4	$ (3,248)	$ (4,470)
General and administrative		(7,650)	(7,488)
Acquisition related expenses	3	-	(3,048)
Accretion of asset retirement obligations	7	(480)	(450)
Depreciation and amortization		(247)	(336)
Impairment of uranium properties	4	(1,673)	(960)
Total operating expenses		(13,298)	(16,752)

Non-Operating Income/(Expenses):
Loss on extinguishment of convertible debt	6	(3,322)	-
Interest expense	6	(2,800)	(2,645)
Commitment fees		(333)	-
Gain on disposal/exchange of uranium properties	3	-	4,268
Other income/(expense), net		148	(14)
Total other income/(expense)		(6,307)	1,609

Net Loss		$ (19,605)	$ (15,143)

Other Comprehensive Loss
Unrealized fair value decrease on available-for-sale securities		$ (49)	$ (67)
Transfer to realized loss upon sale of available-for-sale securities		116	-
Comprehensive Loss		$ (19,538)	$ (15,210)

BASIC AND DILUTED LOSS PER SHARE		$ (3.73)	$ (5.63)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		5,251,954	2,690,559

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total

Balances, January 1, 2015	2,099,375	$ 2	$ 233,547	$ -	$ (202,154)	$ (258)	$ 31,137
Net loss	-	-	-	-	(15,143)	-	(15,143)
Common stock issued, net of issuance costs	559,428	1	6,391	-	-	-	6,392
Common stock issued for acquisition of Anatolia Energy	1,709,724	2	14,561	-	-	-	14,563
Common stock issued for acquisition related fees	79,841	-	743	-	-	-	743
Common stock issued for loan interest	52,861	-	722	-	-	-	722
Options issued for business combinations		-	1,308	-	-	-	1,308
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	20,957	-	950	-	-	-	950
Minimum withholding taxes on net share settlements of equity awards	-	-	(126)	-	-	-	(126)
Unrealized holding loss on available-for-sale securities	-	-	-	(67)	-	-	(67)
Balances, December 31, 2015	4,522,186	$ 5	$ 258,096	$ (67)	$ (217,297)	$ (258)	$ 40,479
Net loss					(19,605)		(19,605)
Common stock issued, net of issuance costs	8,930,061	9	13,940	-	-	-	13,949
Common stock issued for extinguishment of convertible debt	2,487,562	3	5,820	-	-	-	5,823
Common stock issued for settlement of accounts payable	214,991	-	850	-	-	-	850
Common stock issued for purchase of lithium properties	100,000	-	132	-	-	-	132
Common stock issued for loan interest	83,000	-	304	-	-	-	304
Common stock issued for commitment fees	315,000	-	856	-	-	-	856
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	14,594	-	195	-	-	-	195
Minimum withholding taxes on net share settlements of equity awards	-	-	(2)	-	-	-	(2)
Unrealized holding loss on available-for-sale securities				67			67
Balances, December 31, 2016	16,667,394	$ 17	$ 280,191	$ -	$ (236,902)	$ (258)	$ 43,048

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)

		For the Year Ended December 31,
	Notes	2016	2015

Operating Activities:
Net loss		$ (19,605)	$ (15,143)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	7	480	450
Amortization of debt discount	6	1,839	1,809
Amortization of convertible loan establishment fee	6	100	100
Loss on extinguishment of convertible debt	6	3,322	-
Decrease in restoration and reclamation accrual	7	(54)	(178)
Depreciation and amortization		247	336
Stock compensation expense	10	195	950
Common stock issued as payment of commitment fees		333	-
Common stock issued as payment of acquisition related costs	3	-	745
Gain on disposal/exchange of uranium properties	3	-	(4,268)
Impairment of uranium properties	4	1,673	960
Common stock issued for lithium property acquisition		278	-
(Gain)/loss on disposal of fixed assets		-	(18)
Loss on sale of marketable securities		116	-
Effect of changes in operating working capital items:
(Increase)/decrease in receivables		89	(72)
Decrease in prepaid and other current assets		53	203
Increase/(decrease) in payables, accrued liabilities and deferred credits		(1,375)	2,107
Net Cash Used In Operating Activities		(12,309)	(12,019)

Cash Flows From Investing Activities:
Acquisition of Anatolia Energy, net of cash acquired	3	-	(1,436)
Purchases of equipment		(26)	(31)
Proceeds from disposal of property, plant and equipment	3	-	2,518
Proceeds from the sale of other short-term assets		247	-
Release of restricted cash		62	-
Net Cash Provided By Investing Activities		283	1,051

Cash Flows From Financing Activities:
Payments on borrowings		-	(4)
Issuance of common stock, net	9	14,472	6,393
Payment of minimum withholding taxes on net share settlements of equity awards		(2)	(126)
Net Cash Provided By Financing Activities		14,470	6,263

Net increase/(decrease) in cash and cash equivalents		2,444	(4,705)
Cash and cash equivalents, beginning of period		865	5,570
Cash and Cash Equivalents, End of Period		$ 3,309	$ 865

Cash Paid During the Period for:
Interest		$ 600	-
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Common stock issued for acquisition of Anatolia Energy		$ -	$ 14,563
Stock options issued for acquisition of Anatolia Energy		-	1,308
Common stock issued for payment of loan interest	5,9	304	722
Common stock issued for payment of commitment fees		523	-
Total Non-Cash Investing and Financing Activities for the Period		$ 827	$ 16,593

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

Mineral Properties

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

Restricted Cash

At December 31, 2016 and 2015, the Company had pledged certificates of deposit and money market accounts of $4.0 million and $4.0 million, respectively, in order to collateralize performance bonds required for future restoration and reclamation obligations related to our South Texas production properties. These funds are not readily available to the Company and are not included in cash equivalents.

Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents and restricted cash.  U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy:

December 31, 2016
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Assets
Restricted cash	$ 3,964	$ -	$ -	$ 3,964
Total assets recorded at fair value	$ 3,964	$ -	$ -	$ 3,964

December 31, 2015
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Assets
Short-term available-for-sale investments	$ 226	$ -	$ -	$ 226
Restricted cash	4,026	-	-	4,026
Total assets recorded at fair value	$ 4,252	$ -	$ -	$ 4,252

Asset Retirement Obligations

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its ISR projects to the pre-existing or background average quality after the completion of mining. Asset retirement obligations, consisting primarily of estimated restoration and reclamation costs at the Company’s South Texas ISR projects, are recognized in the period incurred and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates using level 3 inputs, are accreted to full value over time through charges to accretion expense. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset.  If the Company does not have a recorded value for the related asset, then the asset retirement cost is expensed as incurred. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of restoration and reclamation costs. As the Company completes its restoration and reclamation work at its properties, the liability is reduced by the carrying value of the related asset retirement liability which is based upon the percentage of completion of each restoration and reclamation activity.  Any gain or loss upon settlement is charged to income or expense and is included as part of the Company’s mineral property expense for the period.  The Company reviews and evaluates its asset retirement obligations annually or more frequently at interim periods if deemed necessary.

Loss Per Share

Basic loss per share is computed using the weighted-average number of shares outstanding during the period.  Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2016 and 2015, we had 745,841 and 1,123,901 in potentially dilutive securities, respectively.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  Upon adopting ASU 2014-15, the Company prepared an annual assessment of its ability to continue as a going concern.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01), Business Combinations:  Clarifying the Definition of a Business, which clarifies the definition of a business when determining whether a company has acquired or sold a business. The ASU applies to all entities and is effective for annual periods ending after December 15, 2017, and interim periods thereafter, with early adoption permitted under certain circumstances.  The Company does not believe that the adoption of this guidance will have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows:  Restricted Cash, which will require that a statement of cash flows explain the change during period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The ASU applies to all entities and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted.  As a result, upon adoption, the Company will include the restricted cash amount in its beginning-of-period and end-of-period reconciliations of cash on its statement of cash flows.  For the year ended December 31, 2016, this would have resulted in the Company including an additional $4.0 million in its beginning-of-period cash balance and an additional $4.0 million in its end-of-period cash balance.  The Company also would not have recorded a release of restricted cash of $0.1 million in the investing section of its statement of cash flows.

2. LIQUIDITY

At December 31, 2016, the Company had a working capital deficit of $4.3 million as compared with a working capital deficit of $8.9 million as of December 31, 2015.  The decrease in the working capital deficit of $4.6 million was primarily due to an increase in cash and cash equivalents of $2.4 million and an aggregate decrease in accounts payable and accrued liabilities of $2.0 million.   The increase in cash and cash equivalents and the decrease in accounts payable and accrued liabilities are due to the Company’s fundraising efforts during 2016, which included the completion of registered direct offerings on April 4, 2016 and February 4, 2016 for net proceeds of $1.2 million and $0.8 million, respectively, $6.7 million in net proceeds from the sale of common stock to Aspire Capital under the terms of the CSPA and $5.8 million in net proceeds from the sale of common stock sold through the Company’s at-the-market sales program.

Subsequent to December 31, 2016, the Company received $2.2 million upon the completion of the sale of its wholly-owned subsidiary Hydro Resources, Inc to Laramide on January 5, 2017 and received an aggregate $13.4 million upon completion of a public offering on January 19, 2017 and a registered direct offering on February 16, 2017.  In addition, the Company repaid the remaining $5.5 million outstanding under the RCF Loan on February 9, 2017.

As a result of the above, the Company’s cash balances were $10.4 million at February 28, 2017, which the Company expects will provide it the necessary liquidity through the first quarter of 2018.  The Company also has $4.3 million available for future sales under the CPSA, but would need to obtain stockholder approval before issuing any additional shares to Aspire Capital.  The Company continues to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

While the Company has been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company.  In the event that funds are not available, the Company may be required to materially change its business plans.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS AND DISPOSALS

Acquisition of Lithium Properties

During 2016, the Company staked approximately 11,220 acres of placer mining claims covering a prospective target for lithium-enriched brines in the Columbus Salt Marsh area of west-central Nevada.  The target area, known as the Columbus Basin project, is situated within a region of known lithium mineralization and is located approximately 45 miles west of Tonopah, Nevada.

On September 21, 2016, the Company entered into the Mesa SPA with Mesa to acquire certain placer mining claims comprising the Sal Rica project.  The target area is situated within a region of known brine-hosted lithium mineralization and is approximately 25 miles north of the town of Wendover, Utah.  The Sal Rica project is comprised of approximately 9,900 acres of placer mining claims covering a prospective target for lithium-enriched brines.  Additionally, subsequent to the purchase of these claims from Mesa, the Company staked an additional 3,360 acres of unpatented mining claims within the project area.

Under the terms of the Mesa SPA, the Company acquired a 100% interest in the Sal Rica project, subject to a 2% NSR Royalty, for the following consideration: (i) $50,000 cash paid to Mesa at closing; (ii) 100,000 unregistered shares of the Company’s common stock at closing, with a registration statement filed with the SEC on November 16, 2016; and (iii) 100,000 unregistered shares of the Company’s common stock on the first anniversary date of the closing, with a registration statement to be filed with the SEC within 28 days of issue.  The closing of the transaction occurred on October 19, 2016 at which time the Company issued 100,000 unregistered shares of common stock and paid $50,000 to Mesa.  As of December 31, 2016, the Company recorded exploration expense of $0.3 million related to the Mesa SPA, which includes the $50,000 paid to Mesa on October 19, 2016 and $278,000 of expense related to the fair value of the shares issued and to be issued to Mesa.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchase and Exchange Agreement (PEA) with Energy Fuels

On June 26, 2015, the Company and certain of its subsidiaries entered into the PEA with Energy Fuels, pursuant to which at closing on July 31, 2015 subsidiaries of URI transferred ownership of URI’s Roca Honda project, including mineral fee lands and unpatented lode mining claims in Sections 8 and 17 of Township 13 North, Range 8 West, covering approximately 1,240 acres and 3,382 acres of leased claims to Energy Fuels.  In exchange, Energy Fuels delivered to URI (i) $2.5 million in cash, (ii) 76,455 shares of Energy Fuels common stock with a fair value upon closing of $0.3 million, which were subsequently sold on February 22, 2016 for $0.2 million,  (iii) Energy Fuels’ 4% gross royalty covering 5,640 acres on seven mineral leases in the state of Wyoming at the Kendrick and Barber areas of the Lance uranium ISR project, which is currently under construction by Peninsula Energy Limited, and (iv) unpatented lode mining claims covering 640 acres in Section 4 of Township 16 North, Range 18 West, located near Churchrock, New Mexico, which are contiguous with the Company’s Churchrock project, as well as claims in Section 34 and leases from the state of New Mexico in Sections 32 and 36, all situated in Township 17 North, Range 16 West.

URI also retained a 4% royalty on Section 17 of the Roca Honda project.  The royalty can be repurchased by Energy Fuels upon payment to URI of $5.0 million cash at any time at Energy Fuel’s sole discretion prior to the date on which the first royalty payment becomes due.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded the following gain on disposal of uranium properties within its Consolidated Statement of Operations:

(thousands of dollars)
Total consideration received	$ 4,916
Carrying value of Roca Honda project	(648)
Gain on disposal of Roca Honda project	$ 4,268

4. PROPERTY, PLANT AND EQUIPMENT

	Net Property, Plant and Equipment at December 31, 2016
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Net book value
Uranium plant	$ -	$ 8,459	$ -	$ -	$ 8,459
Mineral rights and properties	17,968	-	19,102	-	37,070
Other property, plant and equipment	22	1,224	-	141	1,387
Total net book value	$ 17,990	$ 9,683	$ 19,102	$ 141	$ 46,916

	Net Property, Plant and Equipment at December 31, 2015
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Net book value
Uranium plant	$ -	$ 8,653	$ -	$ -	$ 8,653
Mineral rights and properties	17,968	1,513	19,102	-	38,583
Other property, plant and equipment	22	1,352	-	202	1,576
Total net book value	$ 17,990	$ 11,518	$ 19,102	$ 202	$ 48,812

Lithium Properties

Columbus Basin project

As discussed in Note 3 above, the Company staked approximately 11,220 acres of unpatented placer mining claims in July and September 2016 in the Columbus Salt Marsh area of west-central Nevada.  We hold these claims through the payment of annual claim maintenance fees to the U.S. Bureau of Land Management.  There are no royalty obligations associated with this project.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sal Rica project

As discussed in Note 3 above, the Company acquired approximately 9,900 acres of unpatented placer mining claims from Mesa.  Additionally, subsequent to the purchase of these mining claims from Mesa, the Company staked an additional 3,360 acres of unpatented placer mining claims.  We hold these claims through the payment of annual claim maintenance fees to the U.S. Bureau of Land Management.  Additionally, the claims purchased from Mesa are subject to a 2% NSR royalty on future production.  The remaining claims staked by the Company are not subject to any royalties or work commitments.

Uranium Properties

Temrezli project

As discussed in Note 3 above, the Temrezli project was acquired as part of the Anatolia Transaction.  The Company controls five licenses that make up the Temrezli project area that were granted to our Turkey-based subsidiary Adur Madencilik Ltd Sti. by the Turkish General Directorate of Mining Affairs.  The granted licenses cover an area of about 13,490 acres.  We hold these licenses through the payment of fees to the Turkish government and the fulfillment of certain physical work obligations on an annual basis.  Uranium production from the licenses is subject to the payment of a sliding scale royalty, ranging from 2% to 16% depending upon the sales price of uranium, as defined by Turkish mining law.  The sliding scale royalty payments are to be made to certain agencies of the local and Turkish governments.  A further 1% royalty is payable to the General Directorate of Mining Affairs, who discovered the Temrezli uranium deposit.

Kingsville Dome project

The Kingsville Dome project consists of mineral leases from private landowners on about 2,434 gross and 2,227 net acres located in central Kleberg County, Texas. The leases are held through the payment of annual rents, and the lease provide for the payment of production royalties ranging from 6.25% to 9.375%, based upon uranium sales from the respective leases. The leases have expiration dates ranging from 2000 to 2007 however we continue to hold most of these leases through our ongoing restoration activities.  With a few minor exceptions, the leases contain clauses that permit us to extend the leases not held by production by payment of an annual per acre royalty ranging from $10 to $30. We have paid such royalties on all material acreage.

Rosita project

The Rosita project consists of mineral leases from private landowners on about 2,759 gross and net acres located in north-central Duval County, Texas. The Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net acres located in Duval County near the Company’s Rosita project. The leases provide for the payment to the landowners of sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. Under the terms of the leases, the lands can be held after the expiration of the primary and secondary terms, as long as are carrying out restoration and reclamation activities.  The leases have primary and secondary terms ranging from 2012 to 2015, and provisions to extend the leases beyond the initial terms. We are holding these leases by payment of rentals ranging from $10 to $30 per acre.

Vasquez project

The Vasquez project is comprised of a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expired in February 2008; however we hold the lease by carrying out restoration and reclamation activities.  We pay an annual rental fee to the landowner and the lease provides for the payment to the landowner royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

Butler Ranch project

The Butler Ranch project was acquired as part of the Company’s Asset Exchange Agreement with Rio Grande Resources Corporation in November 2014.  The property is comprised of nine fee leases that cover an area of about 1,322 gross or 1,262 net acres of mineral rights. We can hold the leases by payment of annual rental fees, ranging from $10 to $25 per acre. Each of the leases makes provision for the payment of royalties of 10% of sales to the property owners. Leases have initial terms of 8 to 10 years and have provisions to “hold by drilling” and identifying uranium mineralization on the specific properties.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cebolleta project

In connection with the merger of Neutron (and its wholly-owned subsidiary Cibola Resources LLC (“Cibola”)) we acquired the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a privately held land grant, to lease the Cebolleta project, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta project; (ii) initial payments to the Cebolleta Land Grant of $5.0 million; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5.0 million referred to in (ii) above, and (b) not more than $1.5 million in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $0.5 million; (v) gross proceeds royalties from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides Cibola with the right to explore for, mine, and process uranium deposits present on the Cebolleta project. In February 2012, Cibola entered into an Amendment of its Mining Lease Agreement (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2015. In addition, the date has been further extended subject to a reduction in the $6.5 million initial payment and annual advance royalty payments deduction to the recoverable reserve payment The Company intends to negotiate with the Cebolleta Land Grant on the terms for the continuation of the Cebolleta Lease.

Juan Tafoya project

In connection with the merger with Neutron we acquired the fee interest in 4,097 acres in northwestern New Mexico of fee (deeded) surface and mineral rights owned by the Juan Tafoya Land Corporation (“JTLC”) and 24 leases with private owners of small tracts covering a combined area of 115 acres. The lease has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the property. Additionally, the lease required: (i) an initial payment of $1.25 million; (ii) annual rental payments of $0.2 million for the first five years of the lease and $0.3 million for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the then current price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or its heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya property and (vii) funding of a scholarship program for the shareholders of the JTLC or its heirs. The Company is obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JTLC lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya property, or (c) the deposit is deemed uneconomical by an independent engineering firm. The Company intends to negotiate with the JTLC on the terms for the continuation of the JTLC lease.

Impairment of Property, Plant and Equipment

The Company recorded the following impairment charges for 2016 and 2015 related to its uranium projects and processing facilities:

	For the years ended December 31,
	2016	2015
	(thousands of dollars)
Kingsville Dome project	$ 160	$ 160
Butler Ranch project	579	-
Sejita Dome project	534	-
Nell project	209	-
Jack Pump project	191	-
Alta Mesa Este project	-	800
Total Impairment	$ 1,673	$ 960

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s recorded impairment charge for 2016 and 2015 of $0.2 million on its Kingsville Dome project was due to the physical deterioration of its processing plant equipment resulting from the plant’s idled status and its proximity to the Texas coastline.  The net carrying value of the Kingsville Dome plant equipment after impairment is $0.2 million which is calculated as $2.2 million book value less a $2.0 million liability related to dismantling and decontaminating.  The Company also used a third-party estimate of resale value to determine that no further impairment was needed as the Company’s third-party estimate of resale value exceeded the $0.2 million net carrying value of the Kingsville Dome plant equipment.

The Company’s recorded impairment charge for 2016 of $0.6 million on its Butler Ranch project was the result of declining uranium prices during 2016 as the carrying value exceeded the projects cash flows on an undiscounted and discounted basis.  As a result, the entire carrying value of the Butler Ranch project was written to nil as it was determined that the entire investment was unrecoverable.

The Company’s recorded impairment charges for 2016 of $0.5 million on its Sejita Dome project, $0.2 million on its Nell project and $0.2 million on its Jack Pump project were the result of URI’s Board of Directors and management determining that exploration results indicated that these projects should be terminated.  The Company’s impairment charge for 2015 of $0.8 million on its Alta Mesa Este project was the result of URI’s Board of Directors and management determining that recent exploration results indicated that the Alta Mesa Este project should be terminated.  As a result, the carrying values of the projects were written down to nil.

Mineral Property Expenses

During the years ending December 31, 2016 and 2015, the Company’s mineral property expenses were $3.2 million and $4.5 million, respectively.  Included within mineral property costs are standby costs for our three idled South Texas ISR projects along with holding, exploration and evaluation costs for all properties.  The Company spent the following amounts for each of its material properties:

	For the year ended December 31,
	2016	2015
	(thousands of dollars)
Temrezli project, Turkey	$ 498	$ 407
Total Turkey projects	498	407

Kingsville Dome project, Texas	779	812
Rosita project, Texas	402	711
Vasquez project, Texas	461	510
Butler Ranch project, Texas	12	443
Other projects, Texas	94	553
Total Texas projects	1,748	3,029

Crownpoint project, New Mexico	5	5
Churchrock project, New Mexico	20	21
Cebolleta project, New Mexico	138	537
Juan Tafoya project, New Mexico	47	384
Other projects, New Mexico	5	87
Total New Mexico projects	215	1,034

Columbus Basin project, Nevada	232	-
Other projects, Nevada	31	-
Total Nevada projects	263	-

Sal Rica project, Utah	524	-
Total Utah projects	524	-

Total expense for the period	$ 3,248	$ 4,470

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSETS HELD FOR SALE

On April 7, 2016, the Company entered into the Laramide SPA with Laramide Resources for the sale of its wholly-owned subsidiary Hydro Resources, Inc., which holds the Company’s Churchrock and Crownpoint projects.  On December 5, 2016, the Company and Laramide agreed to amend the terms of the Laramide SPA.  Under the terms of the amended Laramide SPA, the Company is set to transfer ownership of the Churchrock and Crownpoint projects in exchange for the following consideration from Laramide Resources at closing:

•

$2.5 million in cash, of which $250,000 was paid in advance on October 21, 2016;

•

$500,000 of Laramide common stock and warrants;

•

a $5.0 million promissory note, secured by a mortgage over the projects.  The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide Resources decision regarding commercial production at the Churchrock project.  Principal payments of approximately $1.5 million are due and payable on January 5 in each of 2018, 2019 and $2.0 million on January 5, 2020.  Interest is payable on a quarterly basis, provided however that no interest will be payable prior to the first principal payment in 2018.  Laramide has the right to satisfy up to half of each of these payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the VWAP for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due;

•

a retained 4.0% NSR Royalty on the Churchrock project, which royalty may be repurchased by Laramide by January 5, 2018 for $4.95 million; and

•

an option to purchase Laramide’s La Sal project for $3.0 million and an option to purchase the La Jara Mesa project for $5.0 million.

The closing under the Laramide SPA occurred on January 5, 2017.  As a result, the assets and liabilities associated with the Churchrock and Crownpoint projects have been classified as held-for-sale as of December 31, 2016 and December 31, 2015.  Assets held-for-sale includes $2.1 million related to the portion of the Churchrock project acquired from Energy Fuels Inc. in 2015.  Liabilities held for sale consisted of $105,000 related to a reclamation obligation at the Crownpoint project and $450,000 related to a royalty obligation payable upon commencement of production at the Crownpoint project.

6. CONVERTIBLE LOAN

On November 13, 2013, the Company entered into a loan agreement (the “RCF Loan”) with RCF, whereby RCF agreed, subject to the terms and conditions set forth in the RCF Loan, to provide a secured convertible loan facility of up to $15.0 million to the Company, which was subsequently amended on April 29, 2014 to reduce the amount available thereunder from $15.0 million to $8.0 million, all of which has been drawn.  No additional amounts may be drawn under the RCF Loan.

Amounts drawn under the RCF Loan originally matured on December 31, 2016 and bore interest at 10% per annum, payable quarterly in arrears in shares of the Company’s common stock or, at RCF’s election, in cash.  The number of shares to be issued as payment for interest is determined based upon the VWAP of the Company’s common stock for the 20 trading days preceding the last day of each quarter.  Accordingly, the Company issued 38,086 shares of common stock on January 4, 2016 for settlement of interest expense of $0.2 million related to the three-month period ended December 31, 2015.  RCF elected to receive cash in lieu of shares for the March 31, 2016, June 30, 2016 and September 30, 2016 interest payments.  On June 10, 2016, the Company paid $0.3 million to RCF which included $0.2 million in interest owing from March 31, 2016 and a $0.1 million interest penalty on the late payment.  On July 10, 2016, the Company paid $0.2 million to RCF in interest owing from June 30, 2016 and on October 11, 2016, the Company paid $0.2 million to RCF in interest owing from September 30, 2016.

As of December 31, 2016, interest expense of $0.1 million relating to the three-month period ended December 31, 2016 was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.  The Company and RCF agreed to defer the payment of interest and include the amount owing in the Tranche 2 commitment of the Esousa MEA (as defined and discussed below).

On December 5, 2016, the Company entered into an agreement to retire the RCF Loan.  In accordance with the terms of a Note Purchase Agreement between RCF and Esousa, Esousa agreed to purchase an initial $2.5 million amount of notes from RCF.  In addition, and separately, the Company and Esousa entered into a Master Exchange Agreement (“Esousa

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEA”) to exchange the initial $2.5 million amount of notes for shares of the Company’s common stock.  Esousa also agreed to purchase the remaining $5.5 million amount of notes from RCF and exchange such notes for shares of the Company’s common stock, subject to certain conditions, as described below.

Under the terms of the Note Purchase Agreement and the Esousa MEA, the retirement consists of two tranches:

•

Tranche 1 consisted of 2,487,562 shares of common stock exchanged for the $2.5 million in principal purchased by Esousa on December 5, 2016.  The number of shares issued was determined based on the VWAP over the pricing period which began on December 5, 2016 and ended on December 22, 2016, when Esousa notified the Company that it was ending the pricing period.

•

Tranche 2 will consist of the exchange of the remaining $5.5 million in notes for shares of the Company’s common stock at an exchange price based on the lessor of: (i) the VWAP of the common stock for the trading day of January 19, 2017; and (ii) the VWAP of the common stock for the trading day immediately preceding the date on which the Company files the final amended registration statement.

In addition to the above, the Company and RCF amended the terms of the $5.5 million notes held by RCF as of December 5, 2016 in order to extend the maturity date from December 31, 2016 to March 31, 2017 to allow the Tranche 2 process to be completed in an orderly fashion.  The amendment also required interest to accrue at a rate of 15% per annum beginning January 1, 2017, such rate being the default rate per the original note agreement.  No other terms of the notes were changed.

The Tranche 2 exchange was subject to the Company’s receipt of stockholder approval at a Special Meeting which was to be held on February 8, 2017.  However, the Company did not reach a quorum at the Special Meeting and as a result, the Esousa MEA was terminated without executing Tranche 2.  Following the Special Meeting, the Company’s Board of Directors agreed to repay the remaining $5.5 million outstanding under the RCF Loan, which was completed on February 9, 2017.  No further obligations remain under the RCF Loan, subsequent to the repayment on February 9, 2016.

Upon completion of Tranche 1, the Company recorded a loss on extinguishment of $3.3 million, which was the result of the transaction being accounted for as an inducement of convertible debt which required the Company to record a loss equal to the difference between the fair value of the shares issued under the Esousa MEA and the fair value of the shares pursuant to the original conversion terms.

The following table represents the key components of the RCF Loan:

	December 31,	December 31,
	2016	2015
	(thousands of dollars)
Debt principal, beginning of period	$ 8,000	$ 8,000
Repayment of principal amount	(2,500)	-
Unamortized discount	(69)	(1,846)
Carrying value of convertible loan, end of period	$ 5,431	$ 6,154

For the periods ended December 31, 2016 and 2015, the Company recorded amortization of debt discount of $1.8 million and $1.8 million, which has been included in interest expense in the Company’s Consolidated Statement of Operations.  The remaining discount will be amortized over a period of 0.25 years.

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to the Company’s asset retirement obligation are summarized below:

	December 31,	December 31,
	2016	2015
	(thousands of dollars)
Balance, beginning of period	$ 4,468	$ 4,196
Liabilities settled	(54)	(178)
Accretion expense	480	450
Balance, end of period	4,894	4,468
Less: Included in liabilities held for sale	(105)	(105)
Less: Current portion	(121)	(121)
Non-current portion	$ 4,668	$ 4,242

As of December 31, 2016, the Company’s asset retirement obligation was fully secured by surety bonds totaling $9.2 million, which were partially collateralized with restricted cash totaling $4.0 million.

8. OTHER LONG-TERM LIABILITIES AND DEFERRED CREDITS

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2016	2015
	(thousands of dollars)
Royalties payable(1)	$ 500	$ 500
UNC data purchase contract(2)	—	300
	$ 500	$ 800

_________________

(1)

Royalties payable were derived during prior years of production. Liabilities do not accrue interest or have a stated maturity date.

(2)

On December 21, 2016, the Company returned the data to UNC.  Pursuant to the terms of the Data Purchase Agreement, upon return of the data to UNC, the Data Purchase Agreement would be canceled and the Company would be released from any unpaid obligation.  As a result, the Company was released from its $0.4 million liability and recorded the amount as a reduction in land holding and maintenance costs at its Cebolleta project.

9. STOCKHOLDERS’ EQUITY

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

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2016, the Company sold 4,760,000 shares of common stock for net proceeds of $6.7 million under the CSPA.  As of March 2, 2017, approximately $4.3 million of the aggregate $12.0 million remained available for future sales under the CSPA.  The Company would need to obtain stockholder approval before issuing additional shares to Aspire Capital.

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

During the year ended December 31, 2016 the Company sold 3,298,396 shares of common stock for net proceeds of $5.8 million under the ATM Sales Agreement.  As of December 31, 2016, the Company had fully utilized its ATM Sales Agreement and, as a result, no capacity remained available for future sales.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued for Extinguishment of Debt

As discussed in Note 6, above, on December 5, 2016 the Company issued 2,487,562 shares of its common stock to Esousa in exchange for the retirement of $2.5 million in principal of the Company’s RCF Loan.  The exchange was accounted for as an inducement and resulted in the Company recording a $5.8 million increase to additional paid in capital.  This $5.8 million increase represents the $2.5 million principal amount that was extinguished and the $3.3 million loss recorded upon the extinguishment of the debt.

Common Stock Issued for RCF Loan Interest and Fees

As discussed in Note 6 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the RCF Loan.  For the year ended December 31, 2016, the Company issued 38,086 shares of common stock for the payment of $0.2 million in accrued interest and fees for the three-month period ended December 31, 2015.

On December 5, 2016, the Company issued 44,914 shares to Esousa for the payment of interest owing on the $2.5 million in principal amount of the RCF Loan that Esousa purchased from RCF.  The fair value of the shares issued was $61,981 which has been included in interest expense.

Common Stock Issued for Purchase of Lithium Properties

As discussed in Note 4, above, the Company entered into the Mesa SPA on September 21, 2016 to acquire certain placer mining claims comprising the Sal Rica project.  Under the terms of the Mesa SPA, the Company issued 100,000 shares of common stock with a fair value of $0.1 million to Mesa upon closing which occurred on October 19, 2016.

Common Stock Issued for fees related to the Anatolia Transaction

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

10. STOCK BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units, restricted stock awards and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons.  The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is 1,000,000 shares of common stock, plus unissued shares under the prior plans.  Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years.  The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee.

As of December 31, 2016, 54,460 shares of common stock were available for future issuances under the 2013 Plan.  For the years ended December 31, 2016 and 2015, the Company recorded stock-based compensation cost of $0.2 million and $1.0 million, respectively, which has been included in general and administrative expense.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant.  The Company estimates forfeitures based on historical trends.  There were no stock option grants during 2016 and 2015.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2016 and 2015:

	December 31,		December 31,
	2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	326,424	$ 24.89	13,413	$ 302.16
Granted	-	-	314,086	14.21
Expired	(210,872)	19.13	(1,075)	356.93
Canceled or forfeited	(4,724)	438.89	-	-
Stock options outstanding at end of period	110,828	$ 18.24	326,424	$ 24.89
Stock options exercisable at end of period	110,723	$ 18.22	316,005	$ 25.16

The following table summarizes stock options outstanding and exercisable by stock option plan at December 31, 2016:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Stock Options Outstanding	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
2004 Plan	4,792	$ 35.14	4,792	$ 35.14
2004 Directors' Plan	1,390	629.52	1,390	629.52
2013 Plan	417	35.88	312	35.88
Replacement Stock Options	104,229	9.33	104,229	9.33
	110,828	$ 18.24	110,723	$ 18.22

Restricted Stock Units

Time-based and performance-based RSUs are valued using the closing share price of the Company’s common stock on the date of grant. The final number of shares issued under performance-based RSUs is generally based on the Company’s prior year performance as determined by the Committee at each vesting date, and the valuation of such awards assumes full satisfaction of all performance criteria.

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes RSU activity for the years ending December 31, 2016 and 2015:

	December 31,		December 31,
	2016		2015
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	32,699	$ 34.25	45,390	$ 34.12
Granted	-		-	-
Forfeited	(7,627)	34.61	(1,667)	32.20
Vested	(16,423)	29.09	(11,024)	34.04
Unvested RSUs at end of period	8,649	$ 43.71	32,699	$ 34.25

Restricted Stock Awards

Time-based and performance-based RSAs are valued using the closing share price of the Company’s common stock on the date of grant. Vesting based on performance criteria is generally based on the Company’s performance as determined by the Committee at each vesting date, and the valuation of such grants assumes full satisfaction of all performance criteria. Employee participants who receive restricted stock awards have all of the rights of a shareholder, including the right to vote shares of restricted stock that are the subject of the grant and the right to receive any regular cash dividends paid out of current earnings.

The following table summarizes RSA activity during the years ended December 31, 2016 and 2015:

	December 31,		December 31,
	2016		2015
	Number of RSAs	Weighted-Average Grant Date Fair Value	Number of RSAs	Weighted-Average Grant Date Fair Value
Unvested RSAs at beginning of period	1,366	$ 40.01	2,223	$ 62.65
Forfeited	(410)	44.84	(104)	80.40
Vested	(956)	37.94	(753)	101.26
Unvested RSAs at end of period	-	$ -	1,366	$ 40.01

Performance Shares

The Company issued 58,286 replacement performance shares upon completion of the Anatolia Transaction.  These performance shares entitle each holder to convert their performance share into a share of the Company’s common stock upon the Company declaring a mineral resource estimate for the Temrezli project of at least 15.0 million lbs.  As the Company did not anticipate this performance condition to be met prior to the February 10, 2016 expiry date, the Company did not recognize the fair value of these performance shares.  All performance shares expired on February 10, 2016 without the performance conditions met.

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

The Company’s future tax assets and liabilities at December 31, 2016 and 2015 include the following components:

	December 31,
	2016	2015
	(thousands of dollars)
Deferred tax assets:
Non-Current:
Net operating loss carryforwards	$ 85,995	$ 80,491
Mineral properties	11,608	13,970
Capital loss carryforwards	618	618
Restoration reserves	1,623	1,478
Capitalized transaction costs	1,140	1,145
Other	5,562	946
Deferred tax assets	106,546	98,648
Valuation allowance	(101,523)	(96,203)
Net deferred tax assets	5,023	2,445
Deferred tax liabilities:
Current:
Prepaids and other	70	68
	70	68
Non-Current:
Derivatives	(956)	(956)
Property, plant and equipment	(4,137)	(1,557)
Deferred tax liabilities	(5,093)	(2,513)

Net deferred tax asset (liability)	$ -	$ -

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2016	2015
	(thousands of dollars)
United States	$ 92,448	$ 87,304
Australia	11,113	11,066
Turkey	(2,038)	(2,167)
Total valuation allowance	$ 101,523	$ 96,203

The valuation allowance increased $5.3 million from the year ended December 31, 2015 to the year ended December 31, 2016. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (“NOLs”), equity based compensation and exploration spending on mineral properties.  Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

At December 31, 2016, we had U.S. net operating loss carryforwards of approximately $235.1 million, which expire from 2018 to 2036. This included approximately $32.8 million in net operating loss carryforwards associated with the Neutron merger. In addition, at December 31, 2016 we had Australian net operating loss carryforwards of $14.1 million, including approximately $13.3 million associated with the Anatolia Transaction, which are available indefinitely, subject to

URANIUM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continuing to meet relevant statutory tests, and net operating loss carryforwards in Turkey of approximately $1.8 million, which expire from 2017 to 2020.

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

For financial reporting purposes, loss from operations before income taxes consists of the following components:

	For the calendar year ended December 31,
	2016	2015
	(thousands of dollars)
United States	$ (18,798)	$ (14,858)
Australia	(158)	(76)
Turkey	(649)	(209)
	$ (19,605)	$ (15,143)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2016	2015
	(thousands of dollars)
Net loss	$ (19,605)	$ (15,143)
Statutory tax rate	34%	34%
Tax recovery at statutory rate	(6,666)	(5,149)
Foreign tax rate	97	(33)
Mineral property adjustments	9	(2,394)
Foreign deferred costs and other adjustments	-	(800)
Operating loss carryforward adjustment	(10)	(5,488)
Nondeductible write-offs	1,250	96
Change in valuation allowance	5,320	13,768
Income tax expense (recovery)	$ -	$ -

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

12. COMMITMENTS AND CONTINGENCIES

Environmental Considerations

The Company’s uranium recovery operations are subject to federal and state regulations for the protection of the environment, including water quality.  Future closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of-production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are materially compliant with current environmental regulations.

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

13. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment, consisting of uranium and lithium exploration and development activities.  These activities are focused principally in the United States and the Republic of Turkey.  We reported no revenues during the years ended December 31, 2016 and 2015.  Geographic location of property, plant and equipment, including mineral rights, and mineral property expenses, is provided in Note 4, above.

14. SUBSEQUENT EVENTS

Laramide Asset Sale

As discussed in Note 5 above, on January 5, 2017, the Company completed the sale of its wholly-owned subsidiary Hydro Resources, Inc., which holds the Churchrock and Crownpoint projects, to Laramide.

RCF Loan Retirement

As discussed in Note 6 above, on February 9, 2017 the Company and Esousa terminated the Esousa MEA after the Company failed to reach a quorum at a Special Meeting of Stockholders on February 8, 2017.  Following termination of the Esousa MEA, the Company’s Board of Directors agreed to repay the $5.5 million principal and accrued unpaid interest in cash on February 9, 2017.  As a result, the Company no longer has any obligations outstanding under the RCF Loan

Equity Financings

On February 16, 2017, we completed a registered direct offering for gross proceeds of $4.5 million with Aspire Capital whereby Aspire Capital purchased 2,100,000 shares of common stock at a price of $1.58 and 748,101 pre-funded common stock purchase warrants at a price of $1.57.  The warrants have an exercise price of $0.01 per share and a term of three years.  As of March 2, 2017 all of the pre-funded warrants have been exercised.

On January 19, 2017, the Company completed a registered public offering for gross proceeds of $9.7 million.  The Company sold 1,399,140 shares of common stock at a price of $2.01 per share and 3,426,731 pre-funded warrants at a price of $2.00 per warrant.  The warrants have an exercise price of $0.01.  As of March 2, 2017, all of the pre-funded warrants have been exercised.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This evaluation was based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Director Since	Primary Occupation
Christopher M. Jones	58	2013	Interim Chairman of the Board, President and Chief Executive Officer, Uranium Resources, Inc.
Marvin K. Kaiser	75	2007	Founder, Whippoorwill Consulting LLC
Tracy A. Stevenson	66	2013	Founding Member of Bedrock Resources, LLC
Patrick N. Burke	47	2016	Managing Director, Rowan Hall Capital

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

Marvin K. Kaiser

Chairman of the Audit and the Nominating and Corporate Governance Committees and Member of the Compensation Committee

Marvin K. Kaiser has served as a director since July 2007 and is Chairman of the Audit Committee. Since 2006, Mr. Kaiser has owned Whippoorwill Consulting LLC, a consulting practice specializing in the natural resource industry. In February 2006, Mr. Kaiser retired from The Doe Run Company, a privately held natural resources company and the largest integrated lead producer in the Western Hemisphere, where he served as Executive Vice President and Chief Administrative Officer. Prior to his thirteen years with Doe Run, Mr. Kaiser held the positions of Chief Financial Officer for Amax Gold, Olympic Mining Corporation and Ranchers Exploration at various times over a 24-year period. Mr. Kaiser graduated from Southern Illinois University with a Bachelor of Science degree in Accounting in 1963. He is a Certified Public Accountant and is experienced in all aspects of corporate finance and management. Mr. Kaiser currently serves as a director of Aurania Resources Ltd. Mr. Kaiser previously served as a director of New West Gold Corporation from May 2006 through September 2007, Constellation Copper Corporation from August 2006 through December 2008, El Capitan Precious Metals Inc. from September 2007 through April 2009, Gryphon Gold Corporation from November 2008 to December 2013, and Brigus Gold Corp. (formerly named Apollo Gold Corporation) from May 2006 to March 2014.

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

Patrick N. Burke

Member of the Audit, Compensation, Nominating and Corporate Governance and Health, Safety, Environment and Public Affairs Committees

Patrick N. Burke has served as a director since March 2016. Mr. Burke serves as a director for ASX listed ATC Alloys Limited (formerly Hazelwood Resources Limited), Pan Pacific Petroleum NL, Triton Minerals Ltd and Bligh Resources Ltd. and has acted as a Director for a number of other ASX and AIM listed small to mid-cap resources companies over the past ten years.  Mr. Burke holds a Bachelor of Laws degree from the University of Western Australia and has extensive legal and corporate advisory experience developed over more than twenty two years working in law firms, corporate advisory firms and with various companies.

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

Arrangements Regarding Election of Directors

Under a Stockholders' Agreement between RCF and the Company dated March 1, 2012, as subsequently modified by a Bridge Loan Agreement between the Company and RCF dated December 17, 2012 and the RCF Loan dated November 13, 2013, which was subsequently amended on April 29, 2014 and November 5, 2014, the Company and RCF have the following arrangements regarding the election of directors: (i) so long as RCF and its affiliates own or hold shares of URI common stock which in the aggregate exceed 10% of the Company's issued and outstanding common stock, RCF will be entitled to have one designee placed in nomination for a seat on the Company's Board of Directors; and (ii) so long as RCF and its affiliates own or hold shares of URI common stock which in the aggregate exceed 25% of the Company's issued and outstanding common stock, RCF will be entitled to have an additional designee placed in nomination for a seat on the Company's Board of Directors. Tracy A. Stevenson currently serves as the only RCF designee to the Company's Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers serve at the discretion of the Board of Directors. All officers are employed on a full-time basis.

Name	Age	Position
Christopher M. Jones	58	President and Chief Executive Officer
Jeffrey L. Vigil	63	Vice President – Finance and Chief Financial Officer
Dean T. (Ted) Wilton	69	Vice President and Chief Geologist
Dain A. McCoig	37	Vice President – South Texas Operations

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

DEAN T. (TED) WILTON joined the Company in April 2012 as Vice President and Chief Geologist. On February 1, 2017, Mr. Wilton assumed the position of Chief Geologist and transitioned to a part-time role within the Company.  Mr. Wilton, who has over 40 years of experience in the mining industry, is responsible for the development and implementation of exploration and delineation policies related to both the exploration and development of existing properties as well as identifying potential new projects. Mr. Wilton has a comprehensive range of experience from greenfield to advanced stage mineral exploration and development programs in a variety of regions from North America and Latin America to Australia and New Zealand. He has participated in the discovery of a number of uranium and gold deposits over his career which includes a variety of technical and leadership roles at Freeport McMoRan, Inc., Kinross Gold Corporation, Neutron Energy, Inc., Victoria Gold Corporation and Klondex Mines Ltd. Prior to joining the Company in April 2012, Mr. Wilton served as Vice President – Exploration for Klondex Mines Ltd. from January 2012 to March 2012, Vice President – Exploration for Victoria Gold Corporation from January 2011 to December 2011, and as Chief Geologist for Neutron Energy, Inc. from March 2005 to December 2010. Mr. Wilton is a graduate of the New Mexico Institute of Mining and Technology and was honored with the 2011 Distinguished Alumni Achievement award.  He is a Registered Professional Geologist (Wyoming) and a Certified Professional Geologist (AIPG).

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act, requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership of our common stock. To our knowledge, based on a review of those forms and written representations, in 2016 all required forms were filed on time with the SEC, other than (i) a Form 4 filing that was filed one day late for Mr. Vigil on June 17, 2016 for a single transaction, (ii) a Form 4 filing that was filed four days late for Mr. Jones on November 17, 2016 for two transactions, (iii) a Form 4 filing that was filed four days late for Mr. Vigil on November 17, 2016 for two transactions, (iv) a Form 4 filing that was filed four days late for Mr. McCoig on November 17, 2016 for two transactions, (v) a Form 4 filing that was filed 164 days late for Mr. Kaiser on November 17, 2016 for a single transaction, (vi) a Form 4 filing that was filed 164 days late for Mr. Stevenson on November 17, 2016 for a single transaction and (vii) a Form 3 filing that was filed five days late for Mr. Burke on March 31, 2016 for a single transaction.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2016, the Compensation Committee consisted of Tracy A. Stevenson (Chair), Marvin K. Kaiser and Patrick N. Burke.  No member of the Compensation Committee is now, or was during 2016, an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company or any of its subsidiaries during 2016 pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons. None of the executive officers of the Company currently serves or served during 2016 on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on the Company's Board of Directors or Compensation Committee.

2016 SUMMARY COMPENSATION TABLE

The following table sets forth information regarding 2016 and 2015 compensation for each of our 2016 NEOs;

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	Bonus ($)	All Other Compensation ($)(2)	Total ($)
Christopher M. Jones	2016	275,000			—	165,000	26,659	466,659
President and CEO	2015	275,000	—	—	110,500	—	1,145	386,645
Jeffrey L. Vigil	2016	200,000			—	60,000	1,253	261,253
Vice President – Finance and CFO	2015	200,000	—	—	40,200	—	1,145	241,345
Dean T. (Ted) Wilton (3)	2016	175,000			—	52,500	814	228,314
Chief Geologist	2015	175,000	—	—	35,175	—	744	210,919

(1)

The amounts shown under Non-Equity Incentive Plan Compensation reflect earnings by the named executive officers under URI’s short-term earnings program  for the fiscal year in which such amounts are earned, regardless of when paid. Bonuses under URI’s short-term incentive program are generally paid the year following the year in which the bonus is earned.  Bonuses were paid in 2016 as a result of 2015 performance.

(2)

Includes life insurance premiums paid by the Company on behalf of the named officer, with the exception of Mr. Jones which includes life insurance premiums of $1,253 paid by the Company on his behalf and $25,407 paid to Mr. Jones as compensation for his position as interim Chairman of the Board of Directors.

(3)

On February 1, 2017, Mr. Wilton assumed the title of Chief Geologist.  Previously, Mr. Wilton was the Company’s Vice President and Chief Geologist.

2016 GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards made to the NEOs during 2016.

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

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2016 for the NEOs. The table also shows unvested and unearned stock awards and RSUs assuming a market value of $1.37 a share, the closing market price of the Company's stock on December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher M. Jones	2,546	2,037(1)	32.76	3/12/2023	—	—
	—	—	—	—	3,255(1)	4,459
Jeffrey L. Vigil	—	—	—	—	1,302(1)	1,784

(1)

The reported award represents the unvested portion of RSUs that vest as follows:  one-third in equal installments on January 2, 2015, 2016 and 2017, and the remaining two-thirds over three years subject to the achievement of performance objectives.

2016 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding options, restricted stock awards and restricted stock units exercised and vested, respectively, during 2016 for the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Christopher M. Jones	—	—	7,622	29,525
Jeffrey L. Vigil	—	—	4,323	7,853
Dean T. (Ted) Wilton	—	—	—	—

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP OF OFFICERS AND DIRECTORS

The following table shows, as of March 2, 2017, the number of shares of URI common stock beneficially owned by each director, by each of the named executive officers identified in the 2016 Summary Compensation Table on page 92 in this Annual Report on Form 10-K, and by all current directors and executive officers as a group. The percentage of beneficial ownership is based on 24,493,374 shares of common stock outstanding as of the close of business on March 2, 2017. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name of Individual or Group	Number of Shares of URI Common Stock Beneficially Owned(1)	Percent of Class
Christopher M. Jones	23,338	*
Marvin K. Kaiser	5,722	*
Tracy A. Stevenson	1,425	*
Patrick Burke	5,558	*
Jeffrey L. Vigil	7,207	*
Dean T. (Ted) Wilton	1,098	*
All current directors and executive officers as a group (7 persons)	46,134	*

*

Represents less than 1%.

(1)

Includes the following shares that directors and executive officers have the right to acquire within 60 days after March 18, 2016 through the exercise of vested stock options: Christopher M. Jones, 2,546 shares; Marvin K. Kaiser, 1,390 shares; Tracy A. Stevenson, 313 shares; Patrick N. Burke 5,558 shares; and all current directors and executive officers as a group, 10,015 shares. Except as otherwise noted, the directors and executive officers exercise sole voting and investment power over their shares shown in the table and none of the shares are subject to pledge.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2016 with respect to the shares of URI common stock that may be issued under our equity compensation plans.

Plan Category	Number of shares issuable under outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(1)(2)	96,594	$160.39(3)	54,460
Equity compensation plans not approved by security holders	—	—	—
Total	96,594	$160.39(3)	54,460

(1)

Includes our 2013 Plan, 2007 Restricted Stock Plan, 2004 Directors' Plan and Restricted Stock Plan and 2004 Stock Incentive Plan. Our 2013 Omnibus Incentive Plan is the only equity compensation plan under which we currently issue equity awards. As of June 4, 2013, our 2013 Plan superseded our prior plans.

(2)

Upon completion of the Anatolia Transaction, the Company assumed Anatolia Energy’s stock-compensation plans.  URI will make no further issuances or grants under the Anatolia Energy plans.  At December 31, 2016, there were 104,229 shares underlying exercisable options with a weighted-average exercise price of $14.21

(3)

Weighted average exercise price of outstanding options only.

2016 DIRECTOR COMPENSATION

Annual Compensation

In 2016, the compensation of non-employee directors consisted of an annual $50,000 cash retainer, earned at a rate of $12,500 per quarter. The compensation of our Interim Chairman of the Board, Mr. Jones, consisted of $8,000 per quarter.  The compensation of the prior Chairman of the Board, Mr. Cryan, consisted of $27,500 per quarter.  All of our directors are also reimbursed for reasonable out-of-pocket expenses related to attendance at Board and Committee meetings.

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

2016 Non-Employee Director Compensation

The following table summarizes all compensation earned by the Company's directors, excluding Mr. Jones, whose compensation is set forth in the 2016 Summary Compensation Table, in the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Marvin K. Kaiser	78,970	—	78,970
Terence J. Cryan (2)	27,143	—	27,143
Tracy A. Stevenson	72,508	—	72,508
Mark K. Wheatley (2)	15,659	—	15,659
Patrick N. Burke	55,577	—	55,577

(1)

Represents the grant date fair value of equity awards granted during 2016 in accordance with FASB ASC Topic 718. See Note 10 – Stock Based Compensation of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of valuation assumptions for stock and option awards.

(2)

Mr. Cryan and Mr. Wheatley resigned from the Board effective March 16, 2016 and Mr. Burke was appointed to the Board effective the same date.

The number of RSUs and vested and unvested stock options held by each non-employee director at fiscal year-end 2016 is shown below:

Name	Number of Vested Options	Number of Unvested Options	Restricted Stock Units
Marvin K. Kaiser	1,390	—	556
Tracy A. Stevenson	312	104	556
Patrick N. Burke	5,558	—	—

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

None.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees billed for professional audit services rendered by Hein & Associates LLP, the Company's independent registered public accountants, for the audit of the Company's annual financial statements for 2015 and 2016, and fees billed for other services rendered by Hein & Associates LLP.

	2015	2016
Audit fees(1)	$243,126	$196,807
Audit-related fees	15,023	—
Tax fees	—	—
All other fees	—	—

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

2.3

Share Purchase Agreement, dated April 7, 2016, among the Company, URI, Inc. and Laramide Resources, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016).

2.4

Amendment to Share Purchase Agreement, dated December 14, 2016, among the Company, URI, Inc. and Laramide Resources, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2016).

2.5

Amendment No. 2 to Share Purchase Agreement, effective December 22, 2016, among the Company, URI, Inc. and Laramide Resources, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017).

3.1	Restated Certificate of Incorporation of the Company, as amended through March 8, 2016(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 8, 2016).

3.2	Amended and Restated Bylaws of the Company effective November 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2015).

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

4.3

Registration Rights Agreement dated as of April 8, 2016, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 6, 2015).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 2016).

4.7	Form of options expiring June 15, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.8	Form of options expiring November 28, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 6, 2016).

4.9	Form of options expiring October 8, 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.10	Form of options expiring November 30, 2017 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.11	Form of options expiring November 30, 2017 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.12	Form of options expiring January 20, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.13	Form of options expiring February 28, 2019 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.14	Form of options expiring March 2, 2018 (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.15	Form of options expiring March 6, 2017 (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.16	Form of options expiring June 30, 2019 (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

10.1*	Uranium Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).

10.2*	Uranium Resources, Inc. 2007 Restricted Stock Plan (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

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

10.12

Securities Purchase Agreement, dated as of April 4, 2016, between the Company and Aspire Capital

Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K

filed on April 4, 2016).

10.13

Common Stock Purchase Agreement, dated as of April 4, 2016, between the Company and Aspire

Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on

Form 8-K filed on April 11, 2016).

10.14

Master Exchange Agreement, dated as of December 4, 2016, between the Company and Esousa

Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form

8-K filed on December 6, 2016).

10.15

Amendment No. 1 to Master Exchange Agreement, dated as of December 14, 2016, between the

Company and Esousa Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s

Current Report on Form 8-K filed on December 14, 2016).

10.16

Amendment No. 2 to Master Exchange Agreement, dated as of January 20, 2016, between the

Company and Esousa Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s

Current Report on Form 8-K filed on January 26, 2017).

10.17

Placement Agency Agreement, dated as of January 13, 2017, between the Company and Dawson James

Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form

8-K filed on January 19, 2017).

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

101

The following financial information from the Annual Report on Form 10-K of Uranium Resources, Inc. for the year ended December 31, 2016, formatted in XBRL (extensible Business Reporting Language): (i)  Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii)  Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*

Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2017

URANIUM RESOURCES, INC.

By:	/s/ Christopher M. Jones Christopher M. Jones, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Christopher M. Jones Christopher M. Jones, President, Chief Executive Officer and Interim Chairman of the Board (Principal Executive Officer)	March 2, 2017

/s/ Jeffrey L. Vigil Jeffrey L. Vigil, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2017

/s/ Marvin K. Kaiser Marvin K. Kaiser, Director	March 2, 2017

/s/ Tracy Stevenson Tracy Stevenson, Director	March 2, 2017

/s/ Patrick Burke Patrick Burke, Director	March 2, 2017