Form 10-Q
period 2017-03-31
URANIUM RESOURCES INC /DE/
filed 2017-05-11
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	24,513,787 as of May 11, 2017

URANIUM RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

1

ITEM 1. FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

18

ITEM 4. CONTROLS AND PROCEDURES

18

PART II - OTHER INFORMATION

19

ITEM 1.  LEGAL PROCEEDINGS

19

ITEM 1A.  RISK FACTORS.

19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

19

ITEM 4.  MINE SAFETY DISCLOSURES.

19

ITEM 5.  OTHER INFORMATION.

19

ITEM 6.  EXHIBITS.

19

SIGNATURES

20

EXHIBIT INDEX

21

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)
		March 31,	December 31,
	Notes	2017	2016
ASSETS

Current Assets:
Cash and cash equivalents		$ 9,882	$ 3,309
Marketable securities	3	999	-
Notes receivable – current	3	1,500	-
Prepaid and other current assets		1,033	602
Total Current Assets		13,414	3,911

Property, plant and equipment, at cost:
Property, plant and equipment		112,461	112,964
Less accumulated depreciation, depletion and impairment		(65,612)	(66,048)
Net property, plant and equipment	5	46,849	46,916

Restricted cash		3,941	3,964
Notes receivable – non-current	3	2,176	-
Long-term assets held for sale		-	2,123
Total Assets		$ 66,380	$ 56,914

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 712	$ 610
Accrued liabilities		1,229	1,981
Convertible loan, net of discount – related party	7	-	5,431
Current portion of asset retirement obligations	8	121	121
Total Current Liabilities		2,062	8,143

Asset retirement obligations, net of current portion	8	4,786	4,668
Other long-term liabilities and deferred credits		500	500
Long-term liabilities related to assets held for sale		-	555
Total Liabilities		7,348	13,866

Commitments and Contingencies	12

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 24,501,399 and 16,675,419, respectively
Outstanding shares – 24,493,374 and 16,667,394, respectively	9	25	17
Paid-in capital	9,10	293,892	280,191
Accumulated other comprehensive income		430	-
Accumulated deficit		(235,057)	(236,902)
Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		59,032	43,048

Total Liabilities and Stockholders' Equity		$ 66,380	$ 56,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)

		Three Months Ended March 31,
	Notes	2017	2016

Operating Expenses:
Mineral property expenses	5	$ (769)	$ (731)
General and administrative expenses		(1,668)	(2,145)
Accretion of asset retirement obligations	8	(132)	(120)
Depreciation and amortization		(38)	(82)
Total operating expenses		(2,607)	(3,078)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities		-	(116)
Loss on extinguishment of convertible debt	7	(39)	-
Gain on disposal of uranium properties	3	4,422	-
Interest income/(expense)		52	(743)
Commitment fees		-	(333)
Other income/(expense), net		17	(3)
Total other income/(expense)		4,452	(1,195)

Net Income/(Loss)		$ 1,845	$ (4,273)
Other Comprehensive Income/(Loss)
Unrealized fair value increase/(decrease) on available-for-sale securities		430	(49)
Transfer to realized loss upon sale of available-for-sale securities		-	116
Comprehensive Income/(Loss)		$ 2,275	$ (4,206)

BASIC AND DILUTED INCOME/(LOSS) PER SHARE		$ 0.09	$ (0.86)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		21,601,847	4,967,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)

		Three Months Ended March 31,
	Notes	2017	2016

Operating Activities:
Net income/(loss)		$ 1,845	$ (4,273)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	8	132	120
Amortization of debt discount		30	450
Amortization of convertible loan establishment fee		-	25
Amortization of notes receivable discount		(175)	-
Loss on extinguishment of convertible debt	7	39	-
Loss on sale of marketable securities		-	116
Common stock issued as payment for commitment fees		-	333
Costs incurred for restoration and reclamation activities	8	(14)	(39)
Depreciation and amortization		38	82
Stock compensation expense	10	22	183
Gain on disposal of uranium properties	3	(4,422)	-
Amortization of non-cash investor relations fees		25	-
Effect of changes in operating working capital items:
Increase in receivables		(5)	(62)
Increase in prepaid and other current assets		(151)	(168)
Increase/(decrease) in payables, accrued liabilities and deferred credits		(651)	1,028
Net Cash Used In Operating Activities		(3,287)	(2,205)

Cash Flows From Investing Activities:
Proceeds from the sale of investments		-	247
Increase/(decrease) in restricted cash		23	(6)
Proceeds from disposal of property, plant and equipment	3	1,950	-
Net Cash Provided By Investing Activities		1,973	241

Cash Flows From Financing Activities:
Payments on borrowings	7	(5,500)	-
Issuance of common stock, net	9	13,388	1,193
Payment of minimum withholding taxes on net share settlements of equity awards		(1)	-
Net Cash Provided By Financing Activities		7,887	1,193

Net increase/(decrease) in cash and cash equivalents		6,573	(771)
Cash and cash equivalents, beginning of period		3,309	865
Cash and Cash Equivalents, End of Period		$ 9,882	$ 94

Cash paid during the period for:
Interest		$ 227	$ -
Supplemental Non-Cash Information With Respect to Investing and Financing Activities:
Common stock issued for settlement of accounts payable		$ -	$ 703
Common stock issued for payment of convertible loan interest and fees		$ -	$ 242

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2017	16,667,394	$ 17	$ 280,191	$ -	$ (236,902)	$ (258)	$ 43,048
Net income	-	-	-	-	1,845	-	1,845
Common stock issued, net of issuance costs	7,673,972	8	13,380	-	-	-	13,388
Common stock issued for investor relations fees	150,000	-	300	-	-	-	300
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	2,008	-	22	-	-	-	22
Minimum withholding taxes on net share settlements of equity awards	-	-	(1)	-	-	-	(1)
Unrealized holding gain on marketable securities	-	-	-	430	-	-	430
Balances, March 31, 2017	24,493,374	$ 25	$ 293,892	$ 430	$ (235,057)	$ (258)	$ 59,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Uranium Resources, Inc. (the “Company,” “we,” “us,” or “URI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Uranium Resources, Inc.’s 2016 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2017.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows:  Restricted Cash, which will require that a statement of cash flows explain the change during period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The ASU applies to all entities and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted.  As a result, upon adoption, the Company will include the restricted cash amount in its beginning-of-period and end-of-period reconciliations of cash on its statement of cash flows.  For the three months ended March 31, 2017, this would have resulted in the Company including an additional $4.0 million in its beginning-of-period cash balance and an additional $3.9 million in its end-of-period cash balance.  The Company also would not have recorded a release of restricted cash of $23,000 in the investing section of its statement of cash flows.

2. LIQUIDITY

At March 31, 2017, the Company had working capital of $11.4 million, which is expected to provide it with the necessary liquidity through March 31, 2018.  At December 31, 2016, the Company had a working capital deficit of $4.3 million.  The increase in working capital of $15.7 million for the three months ended March 31, 2017 was primarily due to the following:

•

the completion of two equity offerings in January 2017 and February 2017 for net proceeds of $8.9 million and $4.5 million, respectively;

•

the completion of the sale of the Company’s wholly-owned subsidiary Hydro Resources Inc. (“HRI”) to Laramide Resources Ltd. (“Laramide”) on January 5, 2017.  Upon completion, the Company received $2.2 million in cash, a $5.0 million promissory note, of which $1.5 million is due within 12 months and 2,218,333 shares of Laramide Resources Ltd.’s common stock which had a fair value of $1.0 million at March 31, 2017.  Details regarding this transaction are discussed in Note 3, below; and

•

the repayment of the remaining $5.5 million outstanding under the RCF Loan (defined in Note 7, below.)

Subsequent to March 31, 2017, the Company entered into a Controlled Equity Offering Sales Agreement on April 14, 2017 pursuant to which the Company may offer and sell from time to time shares of its common stock having an aggregate offering price of up to $30.0 million through Cantor Fitzgerald & Co. acting as sales agent (the “ATM Offering”.)  The Company believes that the ATM Offering, along with its existing working capital balance, will provide it with the necessary liquidity to fund operations in 2018 and beyond.  The Company will also continue to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

3. DISPOSAL OF HYDRO RESOURCES, INC.

On January 5, 2017, Laramide and the Company closed the sale of the Company’s wholly-owned subsidiary HRI, which holds the Churchrock and Crownpoint projects, pursuant to a Share Purchase Agreement (the “Laramide SPA”).  Under the terms of the Laramide SPA, as amended on December 5, 2016, the Company received the following consideration:

•

$2.5 million in cash, of which $250,000 was paid in advance on October 21, 2016;

•

2,218,333 each of shares of Laramide common stock and Laramide common stock purchase warrants.  Each common stock purchase warrant entitles the Company to purchase one share of common stock of Laramide at a price of CDN$0.45 for a period of 60 months from the date of closing;

•

a $5.0 million promissory note, secured by a mortgage over the projects.  The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project.  Principal payments of approximately $1.5 million are due and payable on January 5 in each of 2018 and 2019, with the balance of $2.0 million due and payable on January 5, 2020.  Interest is payable on a quarterly basis, provided however that no interest will be payable until March 31, 2018.  Laramide will have the right to satisfy up to half of each of these principal payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due;

•

a retained 4.0% Net Smelter Returns Royalty (“NSR Royalty”) on the Churchrock project, which royalty may be repurchased by Laramide by January 5, 2018 for $4.95 million; and

•

an option to purchase Laramide’s La Sal project for $3.0 million and an option to purchase its La Jara Mesa project for $5.0 million, both of which expire on January 5, 2018.  Any such exercise by the Company will first result in a reduction of the principal amount due under the promissory note with any remaining portions of the purchase price to be paid in cash by the Company.

The divestiture of HRI was accounted for as an asset disposal and the non-cash consideration received from Laramide was recorded at fair value.  The fair value of the shares of Laramide common stock received was determined using the closing share price of Laramide’s stock on January 5, 2017.  The Company did not record a value for the warrants received as these were considered contingent consideration until the receipt of approval by Laramide’s stockholders which was obtained at a meeting held on April 27, 2017.  Upon stockholder approval, the Company recorded additional gain of $0.5 million, which was the fair value of the warrants using the black-scholes method on that date.  The fair value of the notes receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.  The Company did not record a separate fair value for the options as the exercise of the options would reduce the amount outstanding under the notes receivable.  Due to the high degree of uncertainties surrounding future mine development and minerals prices, as well as limited marketability, the Company determined the fair value of the NSR Royalty to be nil.  The following fair value amounts were recorded as the purchase consideration:

(thousands of dollars)	Fair Value
Cash, less transaction costs	$ 1,950
Laramide common stock	569
Notes receivable	3,501
Total consideration received	$ 6,020

The fair value of the shares of Laramide’s common stock received were valued using Level 1 inputs of the fair value hierarchy and the fair value of the notes receivable was valued using Level 2 inputs, as defined in Note 4 below.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The Company recorded the following gain on disposal of uranium properties within its Condensed Consolidated Statement of Operations:

(thousands of dollars)
Total consideration received	$ 6,020
Carrying value of Churchrock project	(2,123)
Carrying value of other plant and equipment	(31)
Accounts payable	1
Asset retirement obligation	105
Royalty payable on Churchrock project	450
Gain on disposal of HRI	$ 4,422

4. FINANCIAL INSTRUMENTS

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are observable at the measurement date.

•

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•

Level 3 includes unobservable inputs that reflect management’s assumptions about what factors market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including internal data.

The Company believes that the fair values of our assets and liabilities approximate their reported carrying amounts.  The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of March 31, 2017 and December 31, 2016 and indicate the fair value hierarchy:

March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Current Assets
Marketable securities	$ 999	$ -	$ -	$ 999
Notes receivable – current	-	1,500	-	1,500
Total current assets recorded at fair value	$ 999	$ 1,500	$ -	$ 2,499
Non-Current Assets
Restricted cash	3,941	-	-	3,941
Notes receivable - non-current	-	2,176	-	2,176
Total non-current assets recorded at fair value	$ 3,941	$ 2,176	$ -	$ 6,117

December 31, 2016
	Level 1	Level 2	Level 3	Total
Non-Current Assets
Restricted cash	$ 3,964	$ -	$ -	$ 3,964
Total non-current assets recorded at fair value	$ 3,964	$ -	$ -	$ 3,964

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash.  The Company’s notes receivable current and non-current were measured at fair value upon receipt, which approximates fair value as of March 31, 2017.

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at March 31, 2017
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,455	$ -	$ -	$ 8,455
Mineral rights and properties	17,968	-	19,102	-	37,070
Other property, plant and equipment	21	1,176	-	127	1,324
Total	$ 17,989	$ 9,631	$ 19,102	$ 127	$ 46,849

	Net Book Value of Property, Plant and Equipment at December 31, 2016
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,459	$ -	$ -	$ 8,459
Mineral rights and properties	17,968	-	19,102	-	37,070
Other property, plant and equipment	22	1,224	-	141	1,387
Total	$ 17,990	$ 9,683	$ 19,102	$ 141	$ 46,916

6. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended March 31,
	2017	2016
	(thousands of dollars)
Temrezli project, Turkey	$ 98	$ 241
Total Turkey projects	98	241

Kingsville Dome project, Texas	262	234
Rosita project, Texas	112	68
Vasquez project, Texas	169	158
Other projects, Texas	1	22
Total Texas projects	544	482

Cebolleta project, New Mexico	-	1
Juan Tafoya project, New Mexico	6	7
Total New Mexico projects	6	8

Columbus Basin project, Nevada	117	-
Other projects, Nevada	4	-
Total Nevada projects	121	-

Total expense for the period	$ 769	$ 731

On March 24, 2017, the Company’s wholly owned subsidiary Lithium Holdings Nevada LLC entered into an option agreement to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada.  The claims adjoin a portion of the Company’s current property holdings at its Columbus Basin project, expanding the project area within the basin to approximately 14,000 acres. The Company has the right to conduct exploration activities on the claims during the one-year option period. Under the option agreement, the Company may acquire the mineral property claims on or before March 24, 2018 in exchange for 200,000 shares of its common stock and a 1% NSR Royalty on the claims.  The Company paid $75,000 for this option, which has been included as exploration expense for the Columbus Basin project.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

7. CONVERTIBLE LOAN

On November 13, 2013, the Company entered into a loan agreement (the “RCF Loan”) with Resource Capital Fund V L.P. (“RCF”), whereby RCF agreed, subject to the terms and conditions set forth in the RCF Loan, to provide a secured convertible loan facility of up to $15.0 million to the Company, which was subsequently amended on April 29, 2014 to reduce the amount available thereunder from $15.0 million to $8.0 million.  The Company exchanged $2.5 million in principal for its common shares in December 2016 and repaid the remaining $5.5 million outstanding under the RCF Loan on February 9, 2017.  No further obligations remain under the RCF Loan following the repayment. The Company and RCF remain party to the Stockholders’ Agreement dated March 1, 2012, pursuant to which RCF has the right to participate in equity offerings by the Company, in order to maintain its pro rata ownership of the Company’s common stock. Based on the Schedule 13D/A filed by RCF on March 3, 2017, RCF and its affiliates beneficially owned approximately 2.9% of the Company’s outstanding common stock as of April 13, 2017.

As a result of the repayment, the Company recorded a loss of $39,000 on the extinguishment of debt which represented the difference between the principal amount of $5.5 million and the carrying value of the RCF Loan on the date of repayment.

8. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	March 31,	December 31,
	2017	2016
(thousands of dollars)
Balance, beginning of period	$ 4,894	$ 4,468
Liabilities settled	(14)	(54)
Liabilities disposed	(105)
Accretion expense	132	480
Balance, end of period	4,907	4,894
Less: Current portion	(121)	(121)
Less: Liabilities held for sale	-	(105)
Non-current portion	$ 4,786	$ 4,668

The Company is currently performing surface reclamation activities at its Rosita project located in Duval County, Texas.  The Company’s current liability of $0.1 million consists of the estimated costs associated with current surface reclamation activities through March 2018 at the Company’s Rosita project.

9. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

Confidentially Marketed Public Offering

On January 19, 2017, the Company completed a registered public offering for net proceeds of $8.9 million.  The Company sold 1,399,140 shares of common stock at a price of $2.01 per share and 3,426,731 pre-funded warrants at a price of $2.00 per warrant.  The warrants have an exercise price of $0.01.  All of the pre-funded warrants have been exercised.

Registered Direct Offering

On February 16, 2017, the Company completed a registered direct offering for net proceeds of $4.5 million with Aspire Capital Fund LLC (“Aspire Capital”) whereby Aspire Capital purchased 2,100,000 shares of common stock at a price of $1.58 and 748,101 pre-funded common stock purchase warrants at a price of $1.57.  The warrants have an exercise price of $0.01 per share and a term of three years.  All of the pre-funded warrants have been exercised.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Common Stock Issued for Investor Relations Fees

On February 28, 2017, the Company issued 150,000 shares with a fair market value of $0.3 million or $2.00 per share as partial consideration for investor relations services that will be provided to the Company over the next 12 months.

10. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  As of March 31, 2017, 54,460 shares were available for future issuances under the 2013 Plan.  For the three months ending March 31, 2017 and 2016, the Company recorded stock-based compensation expense of $22,000 and $0.2 million, respectively, which has been included in general and administrative expense.

In addition to the plans above, upon closing of the Company’s acquisition of the Anatolia Energy Ltd in November 2015, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy Ltd.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Ltd.

Stock Options

The following table summarizes stock options outstanding and changes for the three-month periods ending March 31, 2017 and 2016, which excludes non-compensatory stock options that are listed on the ASX, relating to 266,742 shares in each period:

	March 31,		March 31,
	2017		2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	110,828	$ 18.24	326,424	$ 24.90
Expired	(5,583)	11.04	-	-
Stock options outstanding at end of period	105,245	$ 18.62	326,424	$ 24.90
Stock options exercisable at end of period	105,139	$ 18.60	326,111	$ 24.89

The following table summarizes stock options outstanding and exercisable by stock option plan at March 31, 2017, which excludes non-compensatory stock options that are listed on the ASX, relating to 266,742 shares:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	4,792	$ 35.14	4,792	$ 35.14
2004 Directors’ Plan	1,390	629.52	1,390	629.52
2013 Plan	417	35.88	312	35.88
Replacement Stock Options	98,646	9.13	98,645	9.23
	105,245	$ 18.62	105,139	$ 18.60

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

The following table summarizes RSU activity for the three-month periods ended March 31, 2017 and 2016:

	March 31,		March 31,
	2017		2016
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	8,649	$ 43.71	32,699	$ 34.25
Forfeited	-	-	(3,332)	32.21
Vested	(2,513)	31.32	(5,291)	32.71
Unvested RSUs at end of period	6,136	$ 48.78	24,076	$ 34.87

11. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 561,456 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the quarter ended March 31, 2017.

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

13. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment, consisting of the exploration and development of lithium and uranium projects.  These activities are focused principally in the United States and the Republic of Turkey.  We reported no revenues during the three-month periods ended March 31, 2017 and 2016.  Geographic location of property, plant and equipment, including mineral rights, and mineral property expenses, is provided in Notes 5 and 6, above.

14. SUBSEQUENT EVENT

On April 14, 2017, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent.  Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on March 9, 2017.  The Company pays Cantor a commission equal to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering.  As of May 11, 2017, the Company had sold 20,413 shares of common stock for net proceeds of $37,152 million under the ATM Offering.  As a result, the Company had approximately $30.0 million remaining available for future sales under the ATM Offering.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of URI for the three months ended March 31, 2017 has been prepared based on information available to us as of May 11, 2017. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of URI for the period ended December 31, 2016 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction

URI is an energy metals exploration and development company. We are focused on expanding our energy metals strategy, which includes developing our new lithium business while maintaining optionality on the future rising uranium price with our significant uranium property holdings in the Republic of Turkey, Texas and New Mexico. Incorporated in 1977, URI also owns an extensive information database of historic drill-hole logs, assay certificates, maps and technical reports for uranium properties located in the western United States.

We established our lithium business in 2016 and currently control mineral rights encompassing approximately 27,000 acres in two prospective lithium brine basins in Nevada and Utah.  We are planning to conduct exploration and geological evaluation of these properties in 2017 and 2018 for potential development of any lithium resources that may be discovered there.

The focus of our uranium business continues to be on advancing the Temrezli in-situ recovery (“ISR”) uranium project in central Turkey when uranium prices permit economic development of this project. We control extensive exploration properties in Turkey under eight exploration and operating licenses covering approximately 39,000 acres.  In Texas, we have two licensed and currently idled uranium processing facilities and approximately 11,000 acres of prospective ISR uranium projects. In New Mexico, the Company controls mineral rights encompassing approximately 186,000 acres in the prolific Grants Mineral Belt, which is one of the largest concentrations of sandstone-hosted uranium deposits in the world.

Recent Developments

Review of Columbus Basin Data

On April 5, 2017, the Company announced that its independent geophysical consultant has completed the review, integration and reinterpretation of historical geophysical survey data acquired by the Company and covering its Columbus Basin lithium brine exploration project in Nevada. Among other things, the results of the work indicated that the depth of the Columbus Salt Marsh basin is greater than previously anticipated and identified certain targets for lithium brine exploration.

Option Agreement for Lithium Brine Claims

On March 24, 2017, the Company’s wholly owned subsidiary Lithium Holdings Nevada LLC entered into an option agreement to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada.  The claims adjoin a portion of the Company’s current property holdings at its Columbus Basin Project, expanding the project area within the basin to approximately 14,000 acres. The Company has the right to conduct exploration activities on the claims during the one-year option period. Under the option agreement, the Company may acquire the mineral property claims on or before March 24, 2018 in exchange for 200,000 shares of URI common stock and a 1% net smelter return royalty on the claims.

Retirement of the RCF Loan

On February 9, 2017, the Company paid $5.5 million in cash, plus accrued and unpaid interest, to RCF to retire all of the obligations remaining under the RCF Loan, following which payment the loan agreement terminated pursuant to its terms. The Company and RCF remain party to the Stockholders’ Agreement dated March 1, 2012, pursuant to which RCF has the right to participate in equity offerings by the Company, in order to maintain its pro rata ownership of the Company’s common stock. Based on the Schedule 13D/A filed by RCF on March 3, 2017, RCF and its affiliates beneficially owned approximately 2.9% of the Company’s outstanding common stock as of April 13, 2017.

Registered Direct Offerings

On January 19, 2017, the Company raised $8.9 million in net proceeds through the registered sale of approximately 1.4 million shares of common stock and pre-funded warrants to purchase approximately 3.4 million shares of common stock at $0.01 per share. Also, on February 16, 2017, the Company raised approximately $4.5 million in additional net proceeds through the registered sale of 2.1 million shares of common stock and pre-funded warrants to purchase approximately 0.7 million shares of common stock at $0.01 per share. All of the pre-funded warrants were subsequently exercised.

Closing of Sale of HRI

On January 5, 2017, the Company completed the sale of its wholly owned subsidiary HRI, which held the Company’s Crownpoint and Churchrock properties, to Laramide for $2.5 million in cash, common stock and warrants from Laramide valued at $0.5 million, and a three-year installment promissory note in the amount of $5.0 million. The Company also retained a 4% NSR Royalty on the Churchrock project, which Laramide may purchase for $4.95 million during the first year following the closing of the transaction. In addition, the Company has an option to purchase Laramide’s La Sal project for $3.0 million and an option to purchase Laramide’s La Jara Mesa project in Cibola County, New Mexico for $5.0 million, both of which options expire in January 2018.

Results of Operations

Summary

Our consolidated net income for the three months ended March 31, 2017 was $1.8 million, or $0.09 per share, as compared with a consolidated net loss of $4.2 million, or $0.86 per share for the same period in 2016.  For the three months ended March 31, 2017, the increase in our consolidated net income of $6.0 million from the respective prior period was mostly the result of a gain on the disposal of our Churchrock and Crownpoint projects of $4.4 million, a decrease in interest expense of $0.8 million, a decrease general administrative expenses of $0.5 million, a decrease in commitment fees of $0.3 million and a decrease of $0.1 million due to a loss on the sale of marketable securities in 2016.

Mineral Property Expenses

Mineral property expenses for the three months ended March 31, 2017 were $0.8 million, as compared with $0.7 million for the 2016 period.

The following table details our mineral property expenses for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(thousands of dollars)
Restoration/Recovery expenses
Rosita project	38	(18)
Total restoration/recovery expenses	38	(18)

Standby care and maintenance expenses
Kingsville Dome project	170	142
Rosita project	69	81
Vasquez project	92	82
Temrezli project	98	241
Total standby care and maintenance expenses	429	546

Exploration and evaluation costs	110	7

Land maintenance and holding costs	192	196

Total mineral property expenses	$ 769	$ 731

For the three months ended March 31, 2017, mineral property expenses were slightly increased from the corresponding period during 2016.  This increase was mostly the result of an increase in exploration and evaluation expenses of $0.1 million, which was the result of our acquisition of an option to purchase additional claims at the Columbus Basin project for $75,000 and the purchase of exploration data for the Columbus Basin project for $15,000;

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three months ended March 31, 2017 and 2016 were:

	For the Three Months Ended March 31,
	2017	2016
	(thousands of dollars)
Stock compensation expense	$ 22	$ 183
Salaries and payroll burden	610	694
Legal, accounting, public company expenses	774	868
Insurance and bank fees	122	137
Consulting and professional services	13	113
Office expenses	107	130
Other expenses	20	20
Total	$ 1,668	$ 2,145

General and administrative charges decreased by $0.5 million as compared with the corresponding period in 2016.  This decrease was due to decreases in stock compensation expense of $0.2 million, salaries and payroll burden of $0.1 million, legal, accounting, public company expenses of $0.1 million and consulting and professional services of $0.1 million.

Other Income and Expenses

Loss on Sale of Marketable Securities

On February 22, 2016, we received proceeds of $0.2 million from the sale of our 76,455 shares of Energy Fuels Inc. common stock that we received as partial consideration for the sale of our Roca Honda assets during 2015.  We recorded a loss of $0.1 million as the difference between the fair value on the date we received the shares of $0.3 million and the proceeds received of $0.2 million.

Gain on Disposal of Uranium Properties

On January 5, 2017, we completed the sale of our wholly-owned subsidiary HRI, which holds the Churchrock and Crownpoint projects, to Laramide pursuant to the Laramide SPA.  Under the terms of the Laramide SPA, as amended on December 5, 2016, we received the following consideration:

•

$2.5 million in cash, of which $250,000 was paid in advance on October 21, 2016;

•

2,218,333 each of shares of Laramide common stock and Laramide common stock purchase warrants.  Each common stock purchase warrant entitles the Company to purchase one share of common stock of Laramide at a price of CDN$0.45 for a period of 60 months from the date of closing;

•

a $5.0 million promissory note, secured by a mortgage over the projects.  The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project.  Principal payments of $1.5 million are due and payable on January 5 in each of 2018 and 2019, with the balance of $2.0 million due and payable on January 5, 2020.  Interest is payable on a quarterly basis, provided however that no interest will be payable until March 31, 2018.  Laramide will have the right to satisfy up to half of each of these payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the VWAP for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due;

•

a retained 4.0% NSR Royalty on the Churchrock project, which royalty may be repurchased by Laramide by January 5, 2018 for $4.95 million; and

•

an option to purchase Laramide’s La Sal project for $3.0 million and an option to purchase its La Jara Mesa project for $5.0 million, both of which expire on January 5, 2018.  Any such exercise by the Company will first result in a reduction of the principal amount due under the promissory note with any remaining portions of the purchase to be paid in cash by the Company.

The divestiture of HRI was accounted for as an asset disposal and the non-cash consideration received from Laramide was recorded at fair value.  The fair value of the shares of Laramide common stock received was determined using the closing share price of Laramide’s stock on January 5, 2017.  The Company did not record a value for the warrants received as these were considered contingent consideration until the receipt of stockholder approval by Laramide which was obtained at a meeting held on April 27, 2017.  Upon stockholder approval, the Company recorded an additional gain of $0.5 million, which was the fair value of the warrants using the black-scholes method on that date.  The fair value of the notes receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.  We did not record a separate fair value for the options as the exercise of the options would reduce the amount outstanding under the notes receivable.  Due to the high degree of uncertainties surrounding future mine development and minerals prices, as well as limited marketability, the Company determined the fair value of the NSR Royalty to be nil.   We recorded the following gain on disposal of uranium properties within our Condensed Consolidated Statement of Operations:

(thousands of dollars)
Total consideration received	$ 6,020
Carrying value of Churchrock project	(2,123)
Carrying value of other plant and equipment	(31)
Accounts payable	1
Asset retirement obligation	105
Royalty payable on Churchrock project	450
Gain on disposal of HRI	$ 4,422

Loss on Extinguishment of Convertible Debt

On February 9, 2017, we repaid $5.5 million outstanding under the RCF Loan.  Upon repayment, we recognized a loss of $39,000, which represented the difference between the $5.5 million principal amount and the carrying value of the RCF Loan on the date of repayment.

Interest Income/(Expense)

Interest income of $0.1 million for the three months ended March 31, 2017 consisted of interest income of $0.2 million from the amortization of the discount on the Laramide Notes, which was offset by interest expense of $0.1 million associated with the RCF Loan prior to repayment.

Interest expense of $0.7 million for the three months ended March 31, 2016 consisted of accrued interest of $0.2 million payable to RCF, amortization of the debt discount of $0.5 million and amortization of the establishment fee of $25,000.

Commitment Fees

Commitment fees expense of $0.3 million for the three-months ended March 31, 2016 was the result of the issuance of 75,000 shares of our common stock to Aspire Capital on February 4, 2016 as consideration for Aspire Capital entering into an option agreement with us.  The shares had a fair value of $4.44 per share.

Financial Position

Operating Activities

Net cash used in operating activities was $3.3 million for the three months ended March 31, 2017, as compared with $2.2 million for the same period in 2016. The increase of $1.1 million in cash used is primarily due to an increase in cash used for accounts payable of $1.6 million, which was partially offset by a decrease in cash expenditures related to general and administrative expenses of $0.3 million.

Investing Activities

Net cash provided by investing activities was $2.0 million for the three months ended March 31, 2017, as compared with $0.2 million for the three months ended March 31, 2016.  For the 2017 period, we received $2.0 million, net of expenses, from the sale of our wholly-owned subsidiary, HRI to Laramide which closed on January 5, 2017. For the 2016 period, we received $0.2 million from the sale of short-term investments.

Financing Activities

Net cash provided by financing activities was $7.9 million for the three months ended March 31, 2017.  For the three months ended March 31, 2017, net cash proceeds of $8.9 million and $4.5 million were received upon equity financings completed in January and February 2017, respectively.  This increase was offset by the repayment of $5.5 million outstanding under the RCF Loan.

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2016.  For the three months ended March 31, 2016, net cash proceeds of $0.8 million were received upon the February 16, 2016 completion of a registered direct offering and $0.4 million in net proceeds were received from the sale of common stock sold through the Company’s ATM program.

Liquidity and Capital Resources

At March 31, 2017, we had working capital of $11.4 million, which is expected to provide us with the necessary liquidity through March 31, 2018.  At December 31, 2016, we had a working capital deficit of $4.3 million.  The increase in working capital of $15.6 million for the three months ended March 31, 2017 was primarily due to the following:

•

the completion of two equity offerings in January 2017 and February 2017 for net proceeds of $8.9 million and $4.5 million, respectively;

•

the completion of the sale of our wholly-owned subsidiary, HRI, to Laramide on January 5, 2017.  Upon completion, we received $2.2 million in cash, a $5.0 million promissory note, of which $1.5 million is due within 12 months and 2,218,333 shares of Laramide’s common stock which had a fair value of $1.0 million at March 31, 2017; and

•

the repayment of the remaining $5.5 million outstanding under the RCF Loan.

Subsequent to March 31, 2017, we entered into a Controlled Equity Offering Sales Agreement on April 14, 2017 pursuant to which we may offer and sell from time to time shares of our common stock having an aggregate offering price of up to $30.0 million through Cantor Fitzgerald & Co. acting as sales agent.  We expect that the ATM Offering, along with our existing working capital will provide us with the necessary liquidity in 2018 and beyond.  We will also continue to explore additional opportunities to raise capital, further monetize our non-core assets and identify ways to reduce our cash expenditures.

While we have been successful in the past raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to us in amounts sufficient to meet our needs or on terms acceptable to us.  In the event that funds are not available, we may be required to materially change our business plans.

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

•

currently pending or new litigation; and

•

our ability to maintain and timely receive mining and other permits from regulatory agencies as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, our 2016 Annual Report on Form 10-K and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Controls

During the three months ended March 31, 2017, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3., “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2016.  The following disclosure updates the legal proceeding set forth under the heading “— TCEQ Adjudicatory Proceeding for the Kingsville Facility” in the 2016 Form 10-K to reflect developments during the three months ended March 31, 2017 and should be read together with the corresponding disclosure in the 2016 Form 10-K..

TCEQ Adjudicatory Proceeding for the Kingsville Facility

On April 12, 2017, the TCEQ held a hearing and granted the request of URI, Inc., a wholly-owned subsidiary of the Company, to withdraw the permit application without prejudice, and ordered URI, Inc. to pay Kleberg County $15,716 and to pay another named individual $967.  URI, Inc. has made those payments and the matter is fully resolved.

ITEM 1A.  RISK FACTORS.

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 28, 2017, URI issued 150,000 shares of its common stock, par value $0.001, to an investor relations consulting firm as consideration for 12 months of investor relations consulting.  The issuance of such shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. There were no underwriting discounts or commissions paid in connection with such issuances.

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

URANIUM RESOURCES, INC.

Dated: May 11, 2017	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2017	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Amendment No. 2, dated January 5, 2017 and effective December 22, 2016, to Share Purchase Agreement, dated April 7, 2016, between Uranium Resources, Inc., URI, Inc. and Laramide Resources Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017).

4.1	Form of Pre-Funded Warrant (January 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 19, 2017).

4.2	Form of Pre-Funded Warrant (February 2017) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

10.1

Placement Agency Agreement, dated January 13, 2017, among Uranium Resources, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2017).

10.2

Amendment No. 2, dated January 20, 2017, to Master Exchange Agreement, dated as of December 5, 2016, between Uranium Resources, Inc. and the creditor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2017).

10.3

Securities Purchase Agreement, dated February 16, 2017, between Uranium Resources, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

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