Form 10-Q
period 2017-06-30
URANIUM RESOURCES INC /DE/
filed 2017-08-11
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	24,963,345as of August 11, 2017

URANIUM RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION3

ITEM 1. FINANCIAL STATEMENTS3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK22

ITEM 4. CONTROLS AND PROCEDURES22

PART II - OTHER INFORMATION23

ITEM 1.  LEGAL PROCEEDINGS23

ITEM 1A.  RISK FACTORS.23

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.23

ITEM 4.  MINE SAFETY DISCLOSURES.23

ITEM 5.  OTHER INFORMATION.23

ITEM 6.  EXHIBITS.23

SIGNATURES24

EXHIBIT INDEX25

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)
		June 30,	December 31,
	Notes	2017	2016
ASSETS

Current Assets:
Cash and cash equivalents		$7,152	$3,309
Marketable securities	3	913	-
Notes receivable – current	3	1,500	-
Prepaid and other current assets		734	602
Total Current Assets		10,299	3,911

Property, plant and equipment, at cost:
Property, plant and equipment		112,460	112,964
Less accumulated depreciation, depletion and impairment		(65,649)	(66,048)
Net property, plant and equipment	5	46,811	46,916

Restricted cash		3,941	3,964
Notes receivable – non-current	3	2,364	-
Long-term assets held for sale		-	2,123
Total Assets		$63,415	$56,914

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$546	$610
Accrued liabilities		1,213	1,981
Convertible loan, net of discount – related party	7	-	5,431
Current portion of asset retirement obligations	8	121	121
Total Current Liabilities		1,880	8,143

Asset retirement obligations, net of current portion	8	4,901	4,668
Other long-term liabilities and deferred credits		500	500
Long-term liabilities related to assets held for sale		-	555
Total Liabilities		7,281	13,866

Commitments and Contingencies	12

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 24,718,810 and 16,675,419, respectively
Outstanding shares – 24,710,785 and 16,667,394, respectively	9	25	17
Paid-in capital	9,10	294,225	280,191
Accumulated other comprehensive income		(161)	-
Accumulated deficit		(237,697)	(236,902)
Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		56,134	43,048

Total Liabilities and Stockholders' Equity		$63,415	$56,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Notes	2017	2016	2017	2016

Operating Expenses:
Mineral property expenses	6	$(1,552)	$(1,138)	$(2,321)	$(1,869)
General and administrative		(1,608)	(2,007)	(3,276)	(4,152)
Accretion of asset retirement obligations	8	(131)	(120)	(263)	(240)
Depreciation and amortization		(39)	(50)	(77)	(132)
Impairment of uranium properties		-	(534)	-	(534)
Total operating expenses		(3,330)	(3,849)	(5,937)	(6,927)

Non-Operating Income/(Expenses):
Loss on extinguishment of convertible debt		-	-	(39)	-
Interest income/(expense)	3,7	186	(780)	238	(1,523)
Commitment fees		-	-	-	(333)
Loss on sale of marketable securities		-	-	-	(116)
Gain on disposal of uranium properties	3	506	-	4,927	-
Other income/(expense), net		(1)	22	16	19
Total other income/(expense)		691	(758)	5,142	(1,953)

Net Loss		$(2,639)	$(4,607)	$(795)	$(8,880)

Other Comprehensive Loss
Unrealized fair value decrease on marketable securities		$(591)	$-	$(161)	$(49)
Transfer to realized loss upon sale of available-for-sale securities		-	-	-	116
Comprehensive Loss		$(3,230)	$(4,607)	$(956)	$(8,813)

BASIC AND DILUTED LOSS PER SHARE		$(0.11)	$(0.75)	$(0.03)	$(1.60)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		24,614,723	6,151,858	23,116,608	5,559,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)

		Six Months Ended June 30,
	Notes	2017	2016

Operating Activities:
Net loss		$(795)	$(8,880)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	8	263	240
Amortization of debt discount		30	900
Amortization of convertible loan establishment fee		-	50
Amortization of notes receivable discount		(363)	-
Loss on extinguishment of convertible debt	7	39	-
Loss on sale of marketable securities		-	116
Common stock issued as payment for commitment fees		-	333
Costs incurred for restoration and reclamation activities	8	(30)	(49)
Depreciation and amortization		77	132
Stock compensation expense	10	38	470
Gain on disposal of uranium properties	3	(4,927)	-
Impairment of uranium properties		-	534
Amortization of non-cash investor relations fees		100	-
Effect of changes in operating working capital items:
(Increase)/decrease in receivables		(5)	47
Decrease in prepaid and other current assets		73	130
Increase/(decrease) in payables, accrued liabilities and deferred credits		(834)	737
Net Cash Used In Operating Activities		(6,334)	(5,240)

Cash Flows From Investing Activities:
Proceeds from the sale of investments		-	247
(Increase)/decrease in restricted cash		23	(6)
Proceeds from disposal of property, plant and equipment	3	1,950	-
Net Cash Provided By Investing Activities		1,973	241

Cash Flows From Financing Activities:
Payments on borrowings	7	(5,500)	-
Issuance of common stock, net	9	13,705	5,108
Payment of minimum withholding taxes on net share settlements of equity awards		(1)	-
Net Cash Provided By Financing Activities		8,204	5,108

Net increase in cash and cash equivalents		3,843	109
Cash and cash equivalents, beginning of period		3,309	865
Cash and Cash Equivalents, End of Period		$7,152	$974

Cash paid during the period for:
Interest		$227	$286
Supplemental Non-Cash Information With Respect to Investing and Financing Activities:
Common stock issued for settlement of accounts payable		$-	$778
Common stock issued for payment of convertible loan interest and fees		$-	$242
Common stock issued for payment of commitment fees		$-	$523

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2017	16,667,394	$17	$280,191	$-	$(236,902)	$(258)	$43,048
Net loss	-	-	-	-	(795)	-	(795)
Common stock issued, net of issuance costs	7,890,271	8	13,697	-	-	-	13,705
Common stock issued for investor relations fees	150,000	-	300	-	-	-	300
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	3,120	-	38	-	-	-	38
Minimum withholding taxes on net share settlements of equity awards	-	-	(1)	-	-	-	(1)
Unrealized holding loss on marketable securities	-	-	-	(161)	-	-	(161)
Balances, June 30, 2017	24,710,785	$25	$294,225	$(161)	$(237,697)	$(258)	$56,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Uranium Resources, Inc. (the “Company,” “we,” “us,” or “URI”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Uranium Resources, Inc.’s 2016 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2017.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows:  Restricted Cash, which will require that a statement of cash flows explain the change during period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The ASU applies to all entities and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted.  As a result, upon adoption, the Company will include the restricted cash amount in its beginning-of-period and end-of-period reconciliations of cash on its statement of cash flows.  For the six months ended June 30, 2017, this would have resulted in the Company including an additional $4.0 million in its beginning-of-period cash balance and an additional $3.9 million in its end-of-period cash balance.  The Company also would not have recorded a release of restricted cash of $23.0 thousand in the investing section of its statement of cash flows.

2. LIQUIDITY

At June 30, 2017, the Company had working capital of $8.4 million, which is expected to provide it with the necessary liquidity through March 31, 2018.  At December 31, 2016, the Company had a working capital deficit of $4.3 million.  The increase in working capital of $12.7 million for the six months ended June 30, 2017 was primarily due to the following:

•the completion of two equity offerings in January 2017 and February 2017 for net proceeds of $8.9 million and $4.5 million, respectively;

•the completion of the sale of the Company’s wholly-owned subsidiary Hydro Resources Inc. (“HRI”) to Laramide Resources Ltd. (“Laramide”) on January 5, 2017.  Upon completion, the Company received $2.2 million in cash, a $5.0 million promissory note, of which $1.5 million is due within 12 months, 2,218,333 shares of Laramide Resources Ltd.’s common stock which had a fair value of $0.6 million at June 30, 2017 and 2,218,333 common stock purchase warrants which had a fair value of $0.3 million at June 30, 2017.  Details regarding this transaction are discussed in Note 3, below; and

•the repayment of the remaining $5.5 million outstanding under the RCF Loan (defined in Note 7, below.)

Also during the six months ending June 30, 2017, the Company entered into a Controlled Equity Offering Sales Agreement on April 14, 2017, with Cantor Fitzgerald & Co. acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $30.0 million (the “ATM Offering”,) of which approximately $29.2 is available for future sales as of August 11, 2017. The Company believes that the ATM Offering, along with its existing working capital balance, will provide it with the necessary liquidity to fund operations through 2018.  The Company will also continue to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

3. DISPOSAL OF HYDRO RESOURCES, INC.

On January 5, 2017, Laramide and the Company closed the sale of the Company’s wholly-owned subsidiary HRI, which holds the Churchrock and Crownpoint projects, pursuant to a Share Purchase Agreement (the “Laramide SPA”).  Under the terms of the Laramide SPA, as amended on December 5, 2016, the Company received the following consideration:

•$2.5 million in cash, of which $0.25 million was paid in advance on October 21, 2016;

•2,218,333 shares of Laramide common stock and 2,218,333 Laramide common stock purchase warrants.  Each common stock purchase warrant entitles the Company to purchase one share of common stock of Laramide at a price of CDN$0.45 for a period of 60 months from the date of closing;

•a $5.0 million promissory note, secured by a mortgage over the projects.  The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project.  Principal payments of approximately $1.5 million are due and payable on January 5 in each of 2018 and 2019, with the balance of $2.0 million due and payable on January 5, 2020.  Interest is payable on a quarterly basis, provided however that no interest will be payable until March 31, 2018.  Laramide will have the right to satisfy up to half of each of these principal payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due;

•a retained 4.0% Net Smelter Return Royalty (“NSR Royalty”) on the Churchrock project, which royalty may be repurchased by Laramide by January 5, 2018 for $4.95 million; and

•an option to purchase Laramide’s La Sal project for $3.0 million and an option to purchase its La Jara Mesa project for $5.0 million, both of which expire on January 5, 2018.  Any such exercise by the Company will first result in a reduction of the principal amount due under the promissory note with any remaining portions of the purchase price to be paid in cash by the Company.

The divestiture of HRI was accounted for as an asset disposal and the non-cash consideration received from Laramide was recorded at fair value.  The fair value of the shares of Laramide common stock received was determined using the closing share price of Laramide’s stock on January 5, 2017.  The fair value of the common stock purchase warrants was determined using the Black-Scholes method on April 27, 2017, which was the date that Laramide’s stockholders approved the issuance of the warrants.    The fair value of the notes receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.  The Company did not record a separate fair value for the options as the exercise of the options would reduce the amount outstanding under the notes receivable.  Due to the high degree of uncertainties surrounding future mine development and minerals prices, as well as limited marketability, the Company determined the fair value of the NSR Royalty to be nil.  The following fair value amounts were recorded as the purchase consideration:

(thousands of dollars)	Fair Value
Cash, less transaction costs	$1,950
Laramide common stock	568
Laramide common stock purchase warrants	506
Notes receivable	3,501
Total consideration received	$6,525

The fair value of the shares of Laramide’s common stock and common stock purchase warrants received were valued using Level 1 inputs of the fair value hierarchy and the fair value of the notes receivable was valued using Level 2 inputs, as defined in Note 4 below.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recorded the following gain on disposal of uranium properties within its Condensed Consolidated Statement of Operations:

(thousands of dollars)
Total consideration received	$6,525
Carrying value of Churchrock project	(2,123)
Carrying value of other plant and equipment	(31)
Accounts payable	1
Asset retirement obligation	105
Royalty payable on Churchrock project	450
Gain on disposal of HRI	$4,927

4. FINANCIAL INSTRUMENTS

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are observable at the measurement date.

•Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•Level 3 includes unobservable inputs that reflect management’s assumptions about what factors market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including internal data.

The Company believes that the fair values of our assets and liabilities approximate their reported carrying amounts.  The following table presents information about assets that were recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and indicate the fair value hierarchy:

	June 30, 2017
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Marketable securities	$913	$-	$-	$913
Total current assets recorded at fair value	$913	$-	$-	$913
Non-Current Assets
Restricted cash	3,941	-	-	3,941
Total non-current assets recorded at fair value	$3,941	$-	$-	$3,941

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Non-Current Assets
Restricted cash	$3,964	$-	$-	$3,964
Total non-current assets recorded at fair value	$3,964	$-	$-	$3,964

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at June 30, 2017
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$-	$8,451	$-	$-	$8,451
Mineral rights and properties	17,968	-	19,102	-	37,070
Other property, plant and equipment	21	1,150	-	119	1,290
Total	$17,989	$9,601	$19,102	$119	$46,811

	Net Book Value of Property, Plant and Equipment at December 31, 2016
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$-	$8,459	$-	$-	$8,459
Mineral rights and properties	17,968	-	19,102	-	37,070
Other property, plant and equipment	22	1,224	-	141	1,387
Total	$17,990	$9,683	$19,102	$141	$46,916

6. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three and six months ended June 30, 2017 and 2016 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(thousands of dollars)
Temrezli project, Turkey	$24	$180	$123	$421
Total Turkey projects	24	180	123	421

Kingsville Dome project, Texas	155	176	418	410
Rosita project, Texas	172	92	284	160
Vasquez project, Texas	114	102	283	260
Other projects, Texas	1	48	2	70
Total Texas projects	442	418	987	900

Cebolleta project, New Mexico	538	537	538	537
Juan Tafoya project, New Mexico	310	3	316	11
Other projects, New Mexico	2	-	2	-
Total New Mexico projects	850	540	856	548

Columbus Basin project, Nevada	72	-	188	-
Railroad Valley project, Nevada	155	-	158	-
Other projects, Nevada	2	-	3	-
Total Nevada projects	229	-	349	-

Sal Rica project, Utah	7	-	6	-
Total Utah projects	7	-	6	-

Total expense for the period	$1,552	1,138	$2,321	$1,869

On June 20, 2017, the Company acquired its third lithium exploration project through the staking of 9,270 acres of federal placer mining claims within the Railroad Valley of central Nevada.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On March 24, 2017, the Company’s wholly owned subsidiary Lithium Holdings Nevada LLC entered into an option agreement to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada.  The claims adjoin a portion of the Company’s current property holdings at its Columbus Basin project, expanding the project area within the basin to approximately 14,200 acres. The Company has the right to conduct exploration activities on the claims during the one-year option period. Under the option agreement, the Company may acquire the mineral property claims on or before March 24, 2018 in exchange for 200,000 shares of its common stock and a 1% NSR Royalty on the claims.  The Company paid $75,000 for this option, which has been included as exploration expense for the Columbus Basin project.

7. CONVERTIBLE LOAN

On November 13, 2013, the Company entered into a loan agreement (the “RCF Loan”) with Resource Capital Fund V L.P. (“RCF”), whereby RCF agreed, subject to the terms and conditions set forth in the RCF Loan, to provide a secured convertible loan facility of up to $15.0 million to the Company, which was subsequently amended on April 29, 2014 to reduce the amount available thereunder from $15.0 million to $8.0 million.  The Company exchanged $2.5 million in principal for its common shares in December 2016 and repaid the remaining $5.5 million outstanding under the RCF Loan on February 9, 2017.  No further obligations remain under the RCF Loan following the repayment. In addition, on July 31, 2017, the Company and RCF terminated the Stockholders’ Agreement dated March 1, 2012, pursuant to which RCF had certain participation and Board rights.

As a result of the repayment, the Company recorded a loss of $39,000 on the extinguishment of debt which represented the difference between the principal amount of $5.5 million and the carrying value of the RCF Loan on the date of repayment.

8. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	June 30,	December 31,
	2017	2016
(thousands of dollars)
Balance, beginning of period	$4,894	$4,468
Liabilities settled	(30)	(54)
Liabilities disposed	(105)
Accretion expense	263	480
Balance, end of period	5,022	4,894
Less: Current portion	(121)	(121)
Less: Liabilities held for sale	-	(105)
Non-current portion	$4,901	$4,668

The Company is currently performing surface reclamation activities at its Rosita project located in Duval County, Texas.  The Company’s current liability of $0.1 million consists of the estimated costs associated with current surface reclamation activities through June 2018 at the Company’s Rosita project.

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

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

748,101 pre-funded common stock purchase warrants at a price of $1.57.  The warrants have an exercise price of $0.01 per share and a term of three years.  All of the pre-funded warrants have been exercised.

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent.  Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on March 9, 2017.  The Company pays Cantor a commission equal to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering.  As of August 11, 2017, the Company had sold 468,859shares of common stock for net proceeds of $0.8 million under the ATM Offering.  As a result, the Company had approximately $29.2million remaining available for future sales under the ATM Offering.

Common Stock Issued for Investor Relations Fees

On February 28, 2017, the Company issued 150,000 shares with a fair market value of $0.3 million or $2.00 per share as partial consideration for investor relations services that will be provided to the Company over the next 12 months.

10. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  As of June 30, 2017, 54,460 shares were available for future issuances under the 2013 Plan.  On July 18, 2017, the Company’s stockholders approved an amendment to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 1.0 million shares and to re-approve the material terms of the performance goals under such plan.  As a result of the amendment, as of August 11, 2017, the Company had 1,054,460 shares available for future issuances under the 2013 Plan.

For the three months ending June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $15,890 and $287,022, respectively.  For the six months ending June 30, 2017 and 2016, the Company recorded stock-based compensation expense of $38,078 and $469,671, respectively.  Stock-based compensation expense has been included in general and administrative expense.

In addition to the plans above, upon closing of the Company’s acquisition of Anatolia Energy Limited in November 2015, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy Limited.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Limited.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

The following table summarizes stock options outstanding and changes for the six-month periods ending June 30, 2017 and 2016:

	June 30,		June 30,
	2017		2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	110,828	$18.24	326,424	$24.90
Expired	(5,583)	11.04	(4,724)	438.89
Stock options outstanding at end of period	105,245	$18.62	321,700	$18.82
Stock options exercisable at end of period	105,139	$18.60	321,491	$18.81

The following table summarizes stock options outstanding and exercisable by stock option plan at June 30, 2017:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	4,792	$35.14	4,792	$35.14
2004 Directors’ Plan	1,390	629.52	1,390	629.52
2013 Plan	417	35.88	312	35.88
Replacement Stock Options	98,646	9.13	98,645	9.23
	105,245	$18.62	105,139	$18.60

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

The following table summarizes RSU activity for the six-month periods ended June 30, 2017 and 2016:

	June 30,		June 30,
	2017		2016
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	8,649	$43.71	32,699	$34.25
Forfeited	-	-	(3,334)	32.21
Vested	(3,625)	31.32	(7,698)	29.45
Unvested RSUs at end of period	5,024	$52.64	21,667	$36.27

11. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 293,602 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the three and six months ended June 30, 2017.

URANIUM RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. COMMITMENTS AND CONTINGENCIES

The Company’s uranium recovery operations are subject to federal and state regulations for the protection of the environment, including water quality.  Future closure and reclamation costs are provided for as each pound of uranium is produced on a unitofproduction basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are materially compliant with current environmental regulations.

13. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment, consisting of the exploration and development of lithium and uranium projects.  These activities are focused principally in the United States and the Republic of Turkey.  We reported no revenues during the three- and six-month periods ended June 30, 2017 and 2016.  Geographic location of property, plant and equipment, including mineral rights, and mineral property expenses, is provided in Notes 5 and 6, above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of URI for the three and six months ended June 30, 2017 has been prepared based on information available to us as of August 11, 2017. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of URI for the period ended December 31, 2016 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction

URI is an energy metals exploration and development company. We are focused on expanding our energy metals strategy, which includes developing our lithium business while maintaining optionality on the future rising uranium price with our significant uranium property holdings in the Republic of Turkey, Texas and New Mexico. Incorporated in 1977, URI also owns an extensive information database of historic drill-hole logs, assay certificates, maps and technical reports for uranium properties located in the western United States.

We established our lithium business in 2016 and currently control mineral rights encompassing approximately 36,730 acres across three prospective lithium brine basins in Nevada and Utah.  We are conducting exploration and geological evaluation of these properties in 2017 and 2018 for potential development of any lithium resources that may be discovered there.

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

Recent Developments

Lithium Business Expansion

On June 20, 2017, the Company acquired its third lithium exploration project, through the staking of 9,270 acres of federal pacer mining claims within the Railroad Valley of central Nevada.  The Railroad Valley project is located approximately 75 miles west of Ely, Nevada.

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

Option Agreement for Lithium Brine Claims

On March 24, 2017, the Company’s wholly owned subsidiary Lithium Holdings Nevada LLC entered into an option agreement to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada.  The claims adjoin a portion of the Company’s current property holdings at its Columbus Basin Project, expanding the project area within the basin to approximately 14,200 acres. The Company has the right to conduct exploration activities on the claims during the one-year option period. Under the option agreement, the Company may acquire the mineral property claims on or before March 24, 2018 in exchange for 200,000 shares of URI common stock and a 1% net smelter return royalty on the claims.

Retirement of the RCF Loan

On February 9, 2017, the Company paid $5.5 million in cash, plus accrued and unpaid interest, to RCF to retire all of the obligations remaining under the RCF Loan, following which payment the loan agreement terminated pursuant to its terms. In addition, on July 31, 2017, the Company and RCF terminated the Stockholders’ Agreement dated March 1, 2012, pursuant to which RCF had certain participation and Board rights.

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent.  Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on March 9, 2017.  The Company pays Cantor a commission equal to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering.  As of August 11, 2017, the Company had sold 468,859 shares of common stock for net proceeds of $0.8 million under the ATM Offering.  As a result, the Company had approximately $29.2 million remaining available for future sales under the ATM Offering.

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

Results of Operations

Summary

Our consolidated net loss for the three months ended June 30, 2017 was $2.6 million, or $0.11 per share, as compared with $4.6 million, or $0.75 per share for the same period in 2016.  For the three months ended June 30, 2017, the decrease in our consolidated net loss of $2.0 million from the respective prior period was mostly the result of additional gain on the disposal of our Churchrock and Crownpoint projects of $0.5 million, a decrease in interest expense of $1.0 million and a decrease in the impairment of uranium properties of $0.5 million.

Our consolidated net loss for the six months ended June 30, 2017 was $0.8 million, or $0.03 per share, as compared with $8.9 million, or $1.60 per share for the same period in 2016.  For the six months ended June 30, 2017, the decrease in our consolidated net loss of $8.1 million from the respective prior period was the result of a gain on the disposal of our Churchrock and Crownpoint projects of $4.9 million, a decrease in interest expense of $1.8 million, a decrease in the impairment of uranium properties of $0.5 million, a decrease general administrative expenses of $0.9 million, a decrease in commitment fees of $0.3 million and a decrease of $0.1 million due to a loss on the sale of marketable securities in 2016.   Offsetting these amounts was an increase in mineral property expenses of $0.4 million.

Mineral Property Expenses

Mineral property expenses for the three and six months ended June 30, 2017 were $1.6 million and $2.3 million, respectively, as compared with $1.1 million and $1.9 million for the same periods in 2016.

The following table details our mineral property expenses for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(thousands of dollars)
Restoration/Recovery expenses
Rosita Project	$51	$6	$90	$(12)
Total restoration/recovery expenses	51	6	90	(12)

Standby care and maintenance expenses
Kingsville Dome Project	153	159	323	301
Rosita Project	115	79	184	161
Vasquez Project	100	88	192	170
Temrezli Project	24	180	123	421
Total standby care and maintenance expenses	392	506	822	1,053

Exploration and evaluation costs	76	-	185	7

Land maintenance and holding costs	1,033	626	1,224	821

Total mineral property expenses	$1,552	$1,138	$2,321	$1,869

For the three and six months ended June 30, 2017, mineral property expenses increased by $0.5 million and $0.4 million, respectively, from the corresponding periods during 2016.  For both the three and six month periods, the increases were mostly the result of an increase in land maintenance and holding costs of $0.4 million,  which was due primarily to (i) a $0.3 million increase for the payment of the 2016 annual lease for its Juan Tafoya project, which the Company had previously deferred from October 2016 and subsequently paid in April 2017; and (ii) a $0.1 million increase in claims maintenance fees associated with staking additional claims at the Company’s recently acquired Railroad Valley lithium project.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2017 and 2016 were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(thousands of dollars)

Stock compensation expense	$16	$287	$38	$470
Salaries and payroll burden	572	604	1,182	1,298
Legal, accounting, public company expenses	760	760	1,533	1,628
Insurance and bank fees	99	141	221	278
Consulting and professional services	9	49	23	162
Office expenses	109	136	216	266
Other expenses	43	30	63	50
Total	$1,608	$2,007	$3,276	$4,152

For the three months ended June 30, 2017, general and administrative charges decreased by $0.4 million as compared with the corresponding period in 2016.  This decrease was primarily due to decreases in stock compensation expense of $0.3 million.

For the six months ended June 30, 2017, general and administrative charges decreased by $0.9 million as compared with the corresponding period in 2016.  This decrease was primarily due to decreases in stock compensation expense of $0.4 million, salaries and payroll burden of $0.1 million, legal, accounting, public company expenses of $0.1 million and consulting and professional services of $0.1 million.

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

Gain on Disposal of Uranium Properties

On January 5, 2017, we completed the sale of our wholly-owned subsidiary HRI, which holds the Churchrock and Crownpoint projects, to Laramide pursuant to the Laramide SPA.  Under the terms of the Laramide SPA, as amended on December 5, 2016, we received the following consideration:

•$2.5 million in cash, of which $0.25 million was paid in advance on October 21, 2016;

•2,218,333 shares of Laramide common stock and 2,218,333 Laramide common stock purchase warrants.  Each common stock purchase warrant entitles the Company to purchase one share of common stock of Laramide at a price of CDN$0.45 for a period of 60 months from the date of closing;

•a $5.0 million promissory note, secured by a mortgage over the projects.  The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project.  Principal payments of $1.5 million are due and payable on January 5 in each of 2018 and 2019, with the balance of $2.0 million due and payable on January 5, 2020.  Interest is payable on a quarterly basis, provided however that no interest will be payable until March 31, 2018.  Laramide will have the right to satisfy up to half of each of these payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the VWAP for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due;

•a retained 4.0% NSR Royalty on the Churchrock project, which royalty may be repurchased by Laramide by January 5, 2018 for $4.95 million; and

•an option to purchase Laramide’s La Sal project for $3.0 million and an option to purchase its La Jara Mesa project for $5.0 million, both of which expire on January 5, 2018.  Any such exercise by the Company will first result in a reduction of the principal amount due under the promissory note with any remaining portions of the purchase to be paid in cash by the Company.

The divestiture of HRI was accounted for as an asset disposal and the non-cash consideration received from Laramide was recorded at fair value.  The fair value of the shares of Laramide common stock received was determined using the closing share price of Laramide’s stock on January 5, 2017.  The fair value of the common stock purchase warrants was determined using the Black-Scholes method on April 27, 2017, which was the date that Laramide’s stockholders approved the issuance of the warrants. The fair value of the notes receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.  We did not record a separate fair value for the options as the exercise of the options would reduce the amount outstanding under the notes receivable.  Due to the high degree of uncertainties surrounding future mine development and minerals prices, as well as limited marketability, the Company determined the fair value of the NSR Royalty to be nil.   We recorded the following gain on disposal of uranium properties within our Condensed Consolidated Statement of Operations:

(thousands of dollars)
Total consideration received	$6,525
Carrying value of Churchrock project	(2,123)
Carrying value of other plant and equipment	(31)
Accounts payable	1
Asset retirement obligation	105
Royalty payable on Churchrock project	450
Gain on disposal of HRI	$4,927

Loss on Extinguishment of Convertible Debt

On February 9, 2017, we repaid $5.5 million outstanding under the RCF Loan.  Upon repayment, we recognized a loss of $39,000, which represented the difference between the $5.5 million principal amount and the carrying value of the RCF Loan on the date of repayment.

Interest Income/(Expense)

Interest income of $0.2 million for the three months ended June 30, 2017 consisted of accrued interest receivable of $0.1 million on the Laramide Notes and amortization of $0.1 million on the discount on the Laramide Notes.

Interest income of $0.2 million for the six months ended June 30, 2017 consisted of accrued interest receivable of $0.1 million on the Laramide Notes and amortization of $0.2 million on the discount on the Laramide Notes.  These amounts were partially offset by interest expense of $0.1 million associated with the RCF Loan prior to repayment.

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

Financial Position

Operating Activities

Net cash used in operating activities was $6.3 million for the six months ended June 30, 2017, as compared with $5.2 million for the same period in 2016. The increase of $1.1 million in cash used is primarily due to an increase in cash used for accounts payable of $1.6 million, which was partially offset by a decrease in cash expenditures related to general and administrative expenses of $0.5 million.

Investing Activities

Net cash provided by investing activities was $2.0 million for the six months ended June 30, 2017, as compared with $0.2 million for the same period in 2016.  For the 2017 period, we received $2.0 million, net of expenses, from the sale of our wholly-owned subsidiary, HRI to Laramide which closed on January 5, 2017. For the 2016 period, we received $0.2 million from the sale of short-term investments.

Financing Activities

Net cash provided by financing activities was $8.2 million for the six months ended June 30, 2017.  For the six months ended June 30, 2017, net cash proceeds of $8.9 million and $4.5 million were received upon equity financings completed in January and February 2017, respectively, and $0.3 million was received from the sale of common stock sold through the Company’s ATM Offering.  This increase was offset by the repayment of $5.5 million outstanding under the RCF Loan.

Net cash provided by financing activities was $5.1 million for the six months ended June 30, 2016.  For the six months ended June 30, 2016, net cash proceeds of $0.8 million and $1.2 million were received upon equity financings completed in February and April 2016, respectively. $1.7 million in net proceeds were received from the sale of common stock to Aspire Capital under the terms of the Common Stock Purchase Agreement and $1.4 million in net proceeds were received from the sale of common stock sold through the Company’s ATM program with BTIG.

Liquidity and Capital Resources

At June 30, 2017, we had working capital of $8.4 million, which is expected to provide us with the necessary liquidity through March 31, 2018.  At December 31, 2016, we had a working capital deficit of $4.3 million.  The increase in working capital of $12.7 million for the six months ended June 30, 2017 was primarily due to the following:

•the completion of two equity offerings in January 2017 and February 2017 for net proceeds of $8.9 million and $4.5 million, respectively;

•the completion of the sale of our wholly-owned subsidiary, HRI, to Laramide on January 5, 2017.  Upon completion, we received $2.2 million in cash, a $5.0 million promissory note, of which $1.5 million is due within 12 months, 2,218,333 shares of Laramide’s common stock which had a fair value of $0.6 million at June 30, 2017 and 2,218,333 common stock purchase warrants which had a fair value of $0.3 million at June 30, 2017; and

•the repayment of the remaining $5.5 million outstanding under the RCF Loan.

Also during the six months ended June 30, 2017, we entered into a Controlled Equity Offering Sales Agreement on April 14, 2017, with Cantor Fitzgerald & Co. acting as sales agent, pursuant to which we have registered the offer and sales from time to time of shares of our common stock having an aggregate offering price of up to $30.0 million, of which approximately $29.2 is available for future sales as of August 11, 2017.  We expect that the ATM Offering, along with our existing working capital will provide us with the necessary liquidity through 2018.  We will also continue to explore additional opportunities to raise capital, further monetize our non-core assets and identify ways to reduce our cash expenditures.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the timing or establishment of lithium resources, the ability of the Company to acquire additional properties or partner with other companies and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•the availability of capital to URI;

•the spot price and longterm contract price of uranium and lithium;

•risks associated with our foreign operations;

•the ability of URI to enter into and successfully close acquisitions, dispositions or other material transactions;

•government regulation of the mining industry and the nuclear power industry in the United States and the Republic of Turkey;

•operating conditions at our mining projects;

•the worldwide supply and demand of uranium and lithium;

•weather conditions;

•unanticipated geological, processing, regulatory and legal or other problems we may encounter;

•currently pending or new litigation; and

•our ability to maintain and timely receive mining and other permits from regulatory agencies.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Controls

During the three months ended June 30, 2017, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3., “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2016.  The following disclosure updates the legal proceeding set forth under the headings “Dispute Over Kleberg Settlement Agreement” and “TCEQ Adjudicatory Proceeding for the Kingsville Facility” in the 2016 Form 10-K to reflect developments during the six months ended June 30, 2017 and should be read together with the corresponding disclosure in the 2016 Form 10-K.

Dispute Over Kleberg Settlement Agreement

Following the submittal of all the briefs by both parties, on June 23, 2017, the Texas Supreme Court granted the Petition for Review and subsequently scheduled oral argument for October 12, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

URANIUM RESOURCES, INC.

Dated: August 11, 2017	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2017	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

1.1

Controlled Equity OfferingSM Sales Agreement, dated April 14, 2017, between Uranium Resources, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017).

10.1	Amendment, dated May 22, 2017, to Employment Agreement, effective June 14, 2013, between the Company and Jeffrey L. Vigil.

10.2	Form of Deferred Stock Unit Agreement under the Company’s 2013 Omnibus Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS:	XBRL Instance Document

101.SCH:	XBRL Taxonomy Extension Schema Document

101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB:	XBRL Taxonomy Extension Label Linkbase Document

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document