Form 10-Q
period 2017-09-30
WESTWATER RESOURCES, INC.
filed 2017-11-09
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

Or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-33404

                    WESTWATER RESOURCES, INC.

(Exact Name of Issuer as Specified in Its Charter)

DELAWARE	75-2212772
(State of Incorporation)	(I.R.S. Employer Identification No.)

6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112

(Address of Principal Executive Offices, Including Zip Code)

                                (303) 531-0518

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	27,612,624 as of November 9, 2017

WESTWATER RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 4. CONTROLS AND PROCEDURES

23

PART II - OTHER INFORMATION

24

ITEM 1.  LEGAL PROCEEDINGS

24

ITEM 1A.  RISK FACTORS.

24

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

25

ITEM 4.  MINE SAFETY DISCLOSURES.

25

ITEM 5.  OTHER INFORMATION.

25

ITEM 6.  EXHIBITS.

26

SIGNATURES

27

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC. (formerly Uranium Resources, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)
		September 30,	December 31,
	Notes	2017	2016
ASSETS

Current Assets:
Cash and cash equivalents		$ 7,200	$ 3,309
Marketable securities	3	1,060	-
Notes receivable – current	3	1,500	-
Prepaid and other current assets		831	602
Total Current Assets		10,591	3,911

Property, plant and equipment, at cost:
Property, plant and equipment		112,560	112,964
Less accumulated depreciation, depletion and impairment		(65,677)	(66,048)
Net property, plant and equipment	5	46,883	46,916

Restricted cash		3,668	3,964
Notes receivable – non-current	3	2,554	-
Long-term assets held for sale		-	2,123
Total Assets		$ 63,696	$ 56,914

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 860	$ 610
Accrued liabilities		1,450	1,981
Convertible loan, net of discount – related party	7	-	5,431
Current portion of asset retirement obligations	8	121	121
Total Current Liabilities		2,431	8,143

Asset retirement obligations, net of current portion	8	5,025	4,668
Other long-term liabilities and deferred credits		500	500
Long-term liabilities related to assets held for sale		-	555
Total Liabilities		7,956	13,866

Commitments and Contingencies	12

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 27,484,935 and 16,675,419, respectively
Outstanding shares – 27,476,910 and 16,667,394, respectively	9	28	17
Paid-in capital	9,10	296,937	280,191
Accumulated other comprehensive income		(287)	-
Accumulated deficit		(240,680)	(236,902)
Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		55,740	43,048

Total Liabilities and Stockholders' Equity		$ 63,696	$ 56,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC. (formerly Uranium Resources, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)
		For the Three Months Ended Sep 30,		For the Nine Months Ended Sep 30,
	Notes	2017	2016	2017	2016

Operating Expenses:
Mineral property expenses	6	$ (1,316)	$ (1,039)	$ (3,637)	$ (2,908)
General and administrative		(1,700)	(1,883)	(4,976)	(6,035)
Accretion of asset retirement obligations	8	(132)	(120)	(395)	(360)
Depreciation and amortization		(27)	(56)	(104)	(188)
Impairment of uranium properties		-	-	-	(534)
Total operating expenses		(3,175)	(3,098)	(9,112)	(10,025)

Non-Operating Income/(Expenses):
Loss on extinguishment of convertible debt		-	-	(39)	-
Interest income/(expense)	3,7	186	(671)	424	(2,194)
Commitment fees		-	-	-	(333)
Loss on sale of marketable securities		-	-	-	(116)
Gain on disposal of uranium properties	3	-		4,927	-
Other income, net		6	25	22	44
Total other income/(expense)		192	(646)	5,334	(2,599)

Net Loss		$ (2,983)	$ (3,744)	$ (3,778)	$ (12,624)

Other Comprehensive Loss
Unrealized fair value decrease on marketable securities		$ (126)	$ -	$ (287)	$ (49)
Transfer to realized loss upon sale of available-for-sale securities		-	-	-	116
Comprehensive Loss		$ (3,109)	$ (3,744)	$ (4,065)	$ (12,557)

BASIC AND DILUTED LOSS PER SHARE		$ (0.12)	$ (0.38)	$ (0.16)	$ (1.81)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		25,037,203	9,741,331	23,763,842	6,963,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC. (formerly Uranium Resources, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)
		Nine Months Ended Sep 30,
	Notes	2017	2016

Operating Activities:
Net loss		$ (3,778)	$ (12,624)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	8	395	360
Amortization of debt discount		30	1,355
Amortization of convertible loan establishment fee		-	75
Amortization of notes receivable discount		(553)	-
Loss on extinguishment of convertible debt	7	39	-
Unrealized holding loss on securities		-	116
Common stock issued as payment for commitment fees		-	333
Costs incurred for restoration and reclamation activities	8	(37)	(54)
Depreciation and amortization		104	188
Stock compensation expense	10	62	545
Gain on disposal of uranium properties	3	(4,927)	-
Impairment of uranium properties		-	534
Amortization of non-cash investor relations fees		175	-
Effect of changes in operating working capital items:
(Increase)/decrease in receivables		(5)	47
(Increase)/decrease in prepaid and other current assets		(101)	101
Decrease in payables, accrued liabilities and deferred credits		(280)	(830)
Net Cash Used In Operating Activities		(8,876)	(9,854)

Cash Flows From Investing Activities:
Purchase of equipment		(100)	-
Proceeds from the sale of investments		-	247
Net decrease in restricted cash and short-term investments		23	57
Proceeds from disposal of property, plant and equipment	3	1,950	-
Net Cash Provided By Investing Activities		1,873	304

Cash Flows From Financing Activities:
Payments on borrowings	7	(5,500)	-
Issuance of common stock, net	9	16,395	12,511
Payment of minimum withholding taxes on net share settlements of equity awards		(1)	-
Net Cash Provided By Financing Activities		10,894	12,511

Net increase in cash and cash equivalents		3,891	2,961
Cash and cash equivalents, beginning of period		3,309	865
Cash and Cash Equivalents, End of Period		$ 7,200	$ 3,826

Cash paid during the period for:
Interest		$ 227	$ 486
Supplemental Non-Cash Information With Respect to Investing and Financing Activities:
Common stock issued for settlement of accounts payable		$ 300	$ 834
Common stock issued for payment of convertible loan interest and fees		$ -	$ 242
Common stock issued for payment of commitment fees		$ 1,214	$ 523

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC. (formerly Uranium Resources, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2017	16,667,394	$ 17	$ 280,191	$ -	$ (236,902)	$ (258)	$ 43,048
Net loss	-	-	-	-	(3,778)	-	(3,778)
Common stock issued, net of issuance costs	9,776,396	10	15,172	-	-	-	15,182
Common stock issued for commitment fees	880,000	1	1,213	-	-	-	1,214
Common stock issued for investor relations fees	150,000	-	300	-	-	-	300
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	3,120	-	62	-	-	-	62
Minimum withholding taxes on net share settlements of equity awards	-	-	(1)	-	-	-	(1)
Unrealized holding loss on marketable securities	-	-	-	(287)	-	-	(287)
Balances, September 30, 2017	27,476,910	$ 28	$ 296,937	$ (287)	$ (240,680)	$ (258)	$ 55,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

(formerly Uranium Resources, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” or “WWR”), formerly known as Uranium Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s 2016 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2017.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows:  Restricted Cash, which will require that a statement of cash flows explain the change during period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The ASU applies to all entities and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted.  As a result, upon adoption, the Company will include the restricted cash amount in its beginning-of-period and end-of-period reconciliations of cash on its statement of cash flows.  For the nine months ended September 30, 2017, this would have resulted in the Company including an additional $4.0 million in its beginning-of-period cash balance and an additional $3.7 million in its end-of-period cash balance.  The Company also would not have recorded a release of restricted cash of $0.3 million in the investing section of its statement of cash flows.

2. LIQUIDITY

At September 30, 2017, the Company had working capital of $8.2 million, which along with the anticipated funding from the financing agreements described below, is expected to provide it with the necessary liquidity through September 30, 2018.  At December 31, 2016, the Company had a working capital deficit of $4.2 million.  The increase in working capital of $12.4 million for the nine months ended September 30, 2017 was primarily due to the following:

•

the completion of three equity offerings in January 2017, February 2017 and September 2017 for net proceeds of $8.9 million, $4.5 million and $2.0 million respectively, as further described in Note 9, below;

•

the completion of the sale of the Company’s wholly-owned subsidiary Hydro Resources Inc. (“HRI”) to Laramide Resources Ltd. (“Laramide”) on January 5, 2017.  Upon completion, the Company received $2.2 million in cash, a $5.0 million promissory note, of which $1.5 million is due in January 2018, 2,218,333 shares of Laramide Resources Ltd.’s common stock which had a fair value of $0.5 million at September 30, 2017 and 2,218,333 common stock purchase warrants which had a fair value of $0.3 million at September 30, 2017.  Details regarding this transaction are discussed in Note 3, below; and

•

the repayment of the $5.5 million outstanding balance under the RCF Loan (defined in Note 7, below.)

Also during the nine months ending September 30, 2017, the Company entered into the following financing agreements and anticipates funding from these sources to sustain operations through 2018:

WESTWATER RESOURCES, INC.

(formerly Uranium Resources, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

•

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $30.0 million (the “ATM Offering”), of which approximately $28.9 million is available for future sales as of November 9, 2017.  The Company is unable to sell shares of its common stock through the Controlled Equity Offering Sales Agreement on dates that it places shares with Aspire Capital through its CSPA, as discussed below.

•

Common Stock Purchase Agreement

On September 25, 2017, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”) to place up to $22.0 million in the aggregate of its common stock over a term of 30 months.  Upon execution of the CSPA, the Company issued 880,000 shares of common stock to Aspire Capital as a commitment fee.  The Company cannot sell in excess of 5,033,677 shares of common stock, including the 880,000 commitment shares (“Exchange Cap”), unless (i) stockholder approval is obtained, or (ii) the average price paid for all shares issued under the Purchase Agreement (including the 880,000 commitment shares) is equal to or greater than $1.38.  As of November 9, 2017, the Company has dollar capacity of $20.0 million of common stock available for future sales, limited to the current Exchange Cap of 2.7 million shares of common stock unless conditions (i) or (ii) above are met. See Note 9 below for further details.

The Company believes that the ATM Offering and the CSPA, along with its existing working capital balance, will provide it with the necessary liquidity to fund operations through 2018.  The Company will also continue to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

3. DISPOSAL OF HYDRO RESOURCES, INC.

On January 5, 2017, Laramide and the Company closed the sale of the Company’s wholly-owned subsidiary HRI, which holds the Churchrock and Crownpoint projects, pursuant to a Share Purchase Agreement (the “Laramide SPA”).  Under the terms of the Laramide SPA, executed on April 7, 2016 and amended on December 5, 2016, the Company received the following consideration:

•

$2.5 million in cash, of which $0.25 million was paid on October 21, 2016;

•

2,218,333 shares of Laramide common stock and 2,218,333 Laramide common stock purchase warrants.  Each common stock purchase warrant entitles the Company to purchase one share of common stock of Laramide at a price of CDN$0.45 for a period of 60 months from the date of closing;

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

•

a retained 4.0% Net Smelter Return Royalty (“NSR Royalty”) on the Churchrock project, which royalty may be repurchased by Laramide by January 5, 2018 for $4.95 million; and

WESTWATER RESOURCES, INC.

(formerly Uranium Resources, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

•

an option to purchase Laramide’s La Sal project for $3.0 million and an option to purchase its La Jara Mesa project for $5.0 million, both of which expire on January 5, 2018.  Any such exercise by the Company will first result in a reduction of the principal amount due under the promissory note with any remaining portions of the purchase price to be paid in cash by the Company.

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

(thousands of dollars)	Fair Value
Cash, less transaction costs	$ 1,950
Laramide common stock	568
Laramide common stock purchase warrants	506
Notes receivable	3,501
Total consideration received	$ 6,525

The fair value of the shares of Laramide’s common stock and common stock purchase warrants received were valued using Level 1 inputs of the fair value hierarchy and the fair value of the notes receivable was valued using Level 2 inputs, as defined in Note 4 below.

The Company recorded the following gain on disposal of uranium properties within its Condensed Consolidated Statement of Operations:

(thousands of dollars)
Total consideration received	$ 6,525
Carrying value of Churchrock project	(2,123)
Carrying value of other plant and equipment	(31)
Accounts payable	1
Asset retirement obligation	105
Royalty payable on Churchrock project	450
Gain on disposal of HRI	$ 4,927

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

WESTWATER RESOURCES, INC.

(formerly Uranium Resources, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The Company believes that the fair values of our assets and liabilities approximate their reported carrying amounts.  The following table presents information about assets that were recorded at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and indicate the fair value hierarchy:

September 30, 2017
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Marketable securities and short term investments	$ 1,060	$ -	$ -	$ 1,060
Total current assets recorded at fair value	$ 1,060	$ -	$ -	$ 1,060
Non-Current Assets
Restricted cash	3,668	-	-	3,668
Total non-current assets recorded at fair value	$ 3,668	$ -	$ -	$ 3,668

December 31, 2016
	Level 1	Level 2	Level 3	Total
Non-Current Assets
Restricted cash	$ 3,964	$ -	$ -	$ 3,964
Total non-current assets recorded at fair value	$ 3,964	$ -	$ -	$ 3,964

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at September 30, 2017
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,447	$ -	$ -	$ 8,447
Mineral rights and properties	17,968	-	19,102	-	37,071
Other property, plant and equipment	20	1,132	-	214	1,366
Total	$ 17,988	$ 9,579	$ 19,102	$ 214	$ 46,883

	Net Book Value of Property, Plant and Equipment at December 31, 2016
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,459	$ -	$ -	$ 8,459
Mineral rights and properties	17,968	-	19,102	-	37,070
Other property, plant and equipment	22	1,224	-	141	1,387
Total	$ 17,990	$ 9,683	$ 19,102	$ 141	$ 46,916

WESTWATER RESOURCES, INC.

(formerly Uranium Resources, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

6. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three and nine months ended September 30, 2017 and 2016 are as follows:

	For the Three Months Ended Sep 30,		For the Nine Months Ended Sep 30,
	2017	2016	2017	2016
	(thousands of dollars)
Temrezli project, Turkey	$ 63	$ 31	$ 186	$ 453
Total Turkey projects	63	31	186	453

Kingsville Dome project, Texas	197	214	616	624
Rosita project, Texas	188	130	472	290
Vasquez project, Texas	117	105	399	365
Other projects, Texas	26	11	30	80
Total Texas projects	528	460	1,517	1,359

Cebolleta project, New Mexico	-	-	538	537
Juan Tafoya project, New Mexico	38	37	354	48
Other projects, New Mexico	-	32	2	32
Total New Mexico projects	38	69	894	617

Columbus Basin project, Nevada	481	113	667	113
Railroad Valley project, Nevada	80	-	238	-
Other projects, Nevada	8	14	11	14
Total Nevada projects	569	127	916	127

Sal Rica project, Utah	118	352	124	352
Total Utah projects	118	352	124	352

Total expense for the period	$ 1,316	1,039	$ 3,637	$ 2,908

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

WESTWATER RESOURCES, INC.

(formerly Uranium Resources, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

7. CONVERTIBLE LOAN

On November 13, 2013, the Company entered into a loan agreement (the “RCF Loan”) with Resource Capital Fund V L.P. (“RCF”), whereby RCF agreed, subject to the terms and conditions set forth in the RCF Loan, to provide a secured convertible loan facility of up to $15.0 million to the Company, which was subsequently amended on April 29, 2014 to reduce the amount available thereunder from $15.0 million to $8.0 million.  The Company exchanged $2.5 million in principal for shares of its common stock in December 2016 and repaid the $5.5 million outstanding balance under the RCF Loan on February 9, 2017.  No further obligations remain under the RCF Loan following the repayment. In addition, on July 31, 2017, the Company and RCF terminated the Stockholders’ Agreement dated March 1, 2012, pursuant to which RCF had certain stock participation rights and Board rights.

As a result of the repayment, the Company recorded a loss of $39,000 on the extinguishment of debt which represented the difference between the principal amount of $5.5 million and the carrying value of the RCF Loan on the date of repayment.

8. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	September 30,	December 31,
	2017	2016
(thousands of dollars)
Balance, beginning of period	$ 4,894	$ 4,468
Liabilities settled	(37)	(54)
Liabilities disposed	(106)
Accretion expense	395	480
Balance, end of period	5,146	4,894
Less: Current portion	(121)	(121)
Less: Liabilities held for sale	-	(105)
Non-current portion	$ 5,025	$ 4,668

The Company is currently performing surface reclamation activities at its Rosita project located in Duval County, Texas.  The Company’s current liability of $0.1 million consists of the estimated costs associated with current surface reclamation activities through September 2018 at the Company’s Rosita project.

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

Registered Direct Offering

On February 16, 2017, the Company completed a registered direct offering for net proceeds of $4.5 million with Aspire Capital whereby Aspire Capital purchased 2,100,000 shares of common stock at a price of $1.58 and 748,101 pre-funded common stock purchase warrants at a price of $1.57.  The warrants have an exercise price of $0.01 per share and a term of three years.  All of the pre-funded warrants have been exercised.

WESTWATER RESOURCES, INC.

(formerly Uranium Resources, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent.  Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on March 9, 2017.  The Company pays Cantor a commission equal to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering.  As of November 9, 2017, the Company had sold 673,853 shares of common stock for net proceeds of $1.1 million under the ATM Offering.  As a result, the Company had approximately $28.9 million remaining available for future sales under the ATM Offering.

Common Stock Purchase Agreement with Aspire Capital

On September 25, 2017, the Company entered into the CSPA with Aspire Capital to place up to $22.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months.  The Company will control the timing and amount of sales to Aspire Capital, and at a price based on market prices at that time.  As consideration for Aspire Capital entering into the purchase agreement, the Company issued 880,000 shares of its common stock to Aspire Capital.  The shares of common stock subject to the CSPA were registered pursuant to the Company’s effective shelf registration statement on Form S-3.

On September 27, 2017, pursuant to the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received proceeds of $2.0 million.  There were no other sales of common stock pursuant to the CSPA and as of November 9, 2017, $20.0 million of the aggregate $22.0 million remained available for future sales under the CSPA.

Common Stock Issued for Investor Relations Fees

On February 28, 2017, the Company issued 150,000 shares with a fair market value of $0.3 million or $2.00 per share as partial consideration for investor relations services that will be provided to the Company over the ensuing 12 months.

10. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated.  On July 18, 2017, the Company’s stockholders approved an amendment to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 1.0 million shares and to re-approve the material terms of the performance goals under such plan.  As of November 9, 2017, the Company had 561,232 shares available for future issuances under the 2013 Plan.

For the three months ending September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $24,279 and $75,495, respectively.  For the nine months ending September 30, 2017 and 2016, the Company recorded stock-based compensation expense of $62,356 and $545,166, respectively.  Stock-based compensation expense has been included in general and administrative expense.

In addition to the plans above, upon closing of the Company’s acquisition of Anatolia Energy Limited in November 2015, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy Limited.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Limited.  As of September 30, 2017, 98,646 replacement options remain outstanding.

WESTWATER RESOURCES, INC.

(formerly Uranium Resources, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Stock Options

The following table summarizes stock options outstanding and changes for the nine-month periods ending September 30, 2017 and 2016:

	Sep 30,		Sep 30,
	2017		2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	110,828	$ 18.24	326,424	$ 24.90
Granted	189,164	1.40	-	-
Expired	(6,001)	104.67	(215,346)	27.64
Stock options outstanding at end of period	293,991	$ 5.64	111,078	$ 19.60
Stock options exercisable at end of period	104,722	$ 13.26	110,869	$ 19.57

The following table summarizes stock options outstanding and exercisable by stock option plan at September 30, 2017:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	4,792	$ 35.14	4,792	$ 35.14
2004 Directors’ Plan	973	317.14	973	317.14
2013 Plan	189,581	1.48	312	35.88
Replacement Stock Options	98,645	9.13	98,645	9.13
	293,991	$ 5.64	104,722	$ 13.26

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

The following table summarizes RSU activity for the nine-month periods ended September 30, 2017 and 2016:

	Sep 30,		Sep 30,
	2017		2016
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	8,649	$ 43.71	32,699	$ 34.25
Granted	304,064	1.40	-	-
Forfeited	-	-	(3,334)	32.21
Vested	(39,340)	4.16	(7,698)	29.45
Unvested RSUs at end of period	273,373	$ 1.95	21,667	$ 36.27

WESTWATER RESOURCES, INC.

(formerly Uranium Resources, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

11. EARNINGS PER SHARE

Basic and diluted loss per share of common stock have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 750,698 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the three and nine months ended September 30, 2017.

12. COMMITMENTS AND CONTINGENCIES

The Company’s uranium recovery operations are subject to federal and state regulations for the protection of the environment, including water quality.  Future closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of-production basis. The Company reviews its uranium reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are materially compliant with current environmental regulations.

13. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment, consisting of the exploration and development of lithium and uranium projects.  These activities are focused principally in the United States and the Republic of Turkey.  We reported no revenues during the three- and nine-month periods ended September 30, 2017 and 2016.  Geographic location of property, plant and equipment, including mineral rights, and mineral property expenses, is provided in Notes 5 and 6, above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of WWR for the three and nine months ended September 30, 2017 has been prepared based on information available to us as of November 9, 2017. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2016 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Introduction

WWR is an energy metals exploration and development company. We are focused on expanding our energy metals strategy, which includes developing our lithium business while maintaining optionality on the future rising uranium price with our significant uranium property holdings in the Republic of Turkey, Texas and New Mexico. Incorporated in 1977, WWR also owns an extensive information database of historic drill-hole logs, assay certificates, maps and technical reports for uranium properties located in the western United States.

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

Recent Developments

Change in Corporate Name

Effective August 21, 2017, the Company changed its name from “Uranium Resources, Inc.” to “Westwater Resources, Inc.” The name change was made pursuant to Section 242 of the Delaware General Corporation Law and did not affect the rights of the Company’s security holders.

Lithium Business Expansion

On June 20, 2017, the Company acquired its third lithium exploration project, through the staking of 9,270 acres of federal placer mining claims within the Railroad Valley of central Nevada.  The Railroad Valley project is located approximately 75 miles west of Ely, Nevada.

Columbus Basin Data Review and Exploration Drilling

On April 5, 2017, the Company announced that its independent geophysical consultant has completed the review, integration and reinterpretation of historical geophysical survey data acquired by the Company and covering its Columbus Basin lithium brine exploration project in Nevada. Among other things, the results of the work indicated that the depth of the Columbus Salt Marsh basin is greater than previously anticipated and identified certain targets for lithium brine exploration.  In July 2017, the Company began a Phase-1 exploration drilling program at the Columbus Basin Project.

On October 31, 2017, The Company announced that it has completed the Phase 1 exploration project at this project and reported the following results:

•

Three core holes were completed for a total of 3,870 ft. of drilling.

o

The maximum drilled depth was 1,680 ft.

o

Fluids with high total dissolved solids (TDS) were identified in all three holes.

•

In-house laboratory work performed at its Kingsville, Texas facility returned lithium concentrations of up to 43 parts per million (ppm) and boron concentrations of up to 173 ppm.

Planning is underway for a Phase 2 exploration program at the Project.  As part of the Phase 2 program, Westwater has filed a Notice of Intent to drill in the Nina claim block and is evaluating the Phase 1 results and the results of drilling by Caeneus Minerals Ltd.

Sal Rica Exploration Planning

A brine sampling program at the Sal Rica Project was designed and implemented to infill previous shallow aquifer sampling completed by Mesa Exploration Corp. in 2016.  The resultant combination of the new Westwater data and the existing Mesa Exploration Corp. data now provide shallow aquifer lithium concentration data on variable 1 to 2 mile centers, depending on site accessibility, across the entirety of the 13,260 acre project area.

In addition to the recent groundwater sampling event, Westwater has also completed new geophysical interpretations of the Sal Rica Project area.  This data is being integrated into a conceptual model of the exploration target, and will guide the ongoing planning of a drilling and hydrogeologic characterization program to further expand and define the shallow, lithium bearing, brine aquifer. So far this work has outlined a strong lithium brine anomaly that covers an area of over twenty (20) square miles, with lithium values up to 100 ppm, all at shallow depths.

Westwater has commenced the permitting process with the Bureau of Land Management (“BLM”), and the State of Utah, to field an exploration program that optimizes project access and limits environmental disturbance, minimizes cost, and maximizes overall data quality.

 Option Agreement for Lithium Brine Claims

On March 24, 2017, the Company’s wholly owned subsidiary Lithium Holdings Nevada LLC entered into an option agreement to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada.  The claims adjoin a portion of the Company’s current property holdings at its Columbus Basin Project, expanding the project area within the basin to approximately 14,200 acres. The Company has the right to conduct exploration activities on the claims during the one-year option period. Under the option agreement, the Company may acquire the mineral property claims on or before March 24, 2018 in exchange for 200,000 shares of WWR common stock and a 1% net smelter return royalty on the claims.

Retirement of the RCF Loan

On February 9, 2017, the Company paid $5.5 million in cash, plus accrued and unpaid interest, to RCF to retire all of the obligations remaining under the RCF Loan, and thereafter, the loan agreement itself terminated pursuant to its terms.  In addition, on July 31, 2017, the Company and RCF terminated the Stockholders’ Agreement dated March 1, 2012, pursuant to which RCF had certain stock participation rights and Board rights.

Common Stock Purchase Agreement with Aspire Capital

On September 25, 2017, the Company entered into the CSPA with Aspire Capital to place up to $22.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months.  The Company will control the timing and amount of sales to Aspire Capital, and at a price based on market prices at that time.  As consideration for Aspire Capital entering into the purchase agreement, the Company issued 880,000 shares of its common stock to Aspire Capital.  The shares of common stock subject to the CSPA were registered pursuant to the Company’s effective shelf registration statement on Form S-3.

On September 27, 2017, as a provision of the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received proceeds of $2.0 million.  There were no other sales of common stock pursuant to the CSPA and as of November 9, 2017, $20.0 million of the aggregate $22.0 million remained available for future sales under the CSPA.

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent.  Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on March 9, 2017.  The Company pays Cantor a commission equal to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering.  As of November 9, 2017, the Company had sold 673,853 shares of common stock for net proceeds of $1.1 million under the ATM Offering.  As a result, the Company had approximately $28.9 million remaining available for future sales under the ATM Offering.

Other Offerings

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

Results of Operations

Summary

Our consolidated net loss for the three months ended September 30, 2017 was $3.0 million, or $0.12 per share, as compared with $3.7 million, or $0.38 per share for the same period in 2016.  For the three months ended September 30, 2017, the decrease in our consolidated net loss of $0.7 million from the respective prior period was mostly the result of a decrease in interest expense of $0.7 million.

Our consolidated net loss for the nine months ended September 30, 2017 was $3.8 million, or $0.16 per share, as compared with $12.6 million, or $1.81 per share for the same period in 2016.  For the nine months ended September 30, 2017, the decrease in our consolidated net loss of $8.8 million from the respective prior period was the result of a gain on the disposal of our Churchrock and Crownpoint projects of $4.9 million, a decrease in interest expense of $2.2 million, a decrease in the impairment of uranium properties of $0.5 million, a decrease general administrative expenses of $1.1 million, a decrease in commitment fees of $0.3 million and a decrease of $0.1 million due to a loss on the sale of marketable securities in 2016.   Offsetting these amounts was an increase in mineral property expenses of $0.7 million.

Mineral Property Expenses

The following table details our mineral property expenses for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended Sep 30,		For the Nine Months Ended Sep 30,
	2017	2016	2017	2016
	(thousands of dollars)
Restoration/Recovery expenses
Rosita Project	$ 71	$ 18	$ 160	$ 6
Total restoration/recovery expenses	71	18	160	6

Standby care and maintenance expenses
Kingsville Dome Project	153	166	477	467

Rosita Project	74	73	258	233
Vasquez Project	117	105	308	275
Temrezli Project	41	31	164	453
Total standby care and maintenance expenses	385	375	1,207	1,428

Exploration and evaluation costs	423	86	609	92

Land maintenance and holding costs	437	560	1,661	1,382

Total mineral property expenses	$ 1,316	$ 1,039	$ 3,637	$ 2,908

For the three and nine months ended September 30, 2017, mineral property expenses increased by $0.3 million and $0.7 million, respectively, from the corresponding periods during 2016.  For the three month period, exploration costs increased by $0.3 million, which was partially offset by a decrease in land and maintenance costs of $0.1 million.  For the nine month period, exploration costs increased by $0.5 million, Rosita restoration costs increased by $0.2 million and land and maintenance costs increased by $0.3 million, and Temrezli standby costs decreased by $0.3 million.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2017 and 2016 were:

	For the Three Months Ended Sep 30,		For the Nine Months Ended Sep 30,
	2017	2016	2017	2016
	(thousands of dollars)

Stock compensation expense	$ 24	$ 75	$ 62	$ 545
Salaries and payroll burden	614	846	1,796	2,144
Legal, accounting, public company expenses	718	648	2,251	2,266
Insurance and bank fees	149	127	370	405
Consulting and professional services	21	28	44	190
Office expenses	148	126	364	392
Other expenses	26	33	89	93
Total	$ 1,700	$ 1,883	$ 4,976	$ 6,035

For the three months ended September 30, 2017, general and administrative charges decreased by $0.2 million as compared with the corresponding period in 2016.  This decrease was primarily due to decreases in salaries expense and stock compensation expense of $0.3 million, which was partially offset by an increase in legal, accounting and public company expenses of $0.1 million.

For the nine months ended September 30, 2017, general and administrative charges decreased by $1.1 million as compared with the corresponding period in 2016.  This decrease was primarily due to decreases in stock compensation expense and salaries and payroll burden of $0.8 million and consulting and professional services of $0.1 million.

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

Gain on Disposal of Uranium Properties

On January 5, 2017, we completed the sale of our wholly-owned subsidiary HRI, which holds the Churchrock and Crownpoint projects, to Laramide pursuant to the Laramide SPA.  Under the terms of the Laramide SPA, executed on April 7, 2016 and amended on December 5, 2016, we received the following consideration:

•

$2.5 million in cash, of which $0.25 million was paid on October 21, 2016;

•

2,218,333 shares of Laramide common stock and 2,218,333 Laramide common stock purchase warrants.  Each common stock purchase warrant entitles the Company to purchase one share of common stock of Laramide at a price of CDN$0.45 for a period of 60 months from the date of closing;

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

(thousands of dollars)
Total consideration received	$ 6,525
Carrying value of Churchrock project	(2,123)
Carrying value of other plant and equipment	(31)
Accounts payable	1
Asset retirement obligation	105
Royalty payable on Churchrock project	450
Gain on disposal of HRI	$ 4,927

Loss on Extinguishment of Convertible Debt

On February 9, 2017, we repaid $5.5 million outstanding under the RCF Loan.  Upon repayment, we recognized a loss of $39,000, which represented the difference between the $5.5 million principal amount and the carrying value of the RCF Loan on the date of repayment.

Interest Income/(Expense)

Interest income of $0.2 million for the three months ended September 30, 2017 consisted of accrued interest receivable of $0.1 million on the Laramide Notes and amortization of $0.1 million on the discount on the Laramide Notes.

Interest income of $0.4 million for the nine months ended September 30, 2017 consisted of accrued interest receivable of $0.2 million on the Laramide Notes and amortization of $0.4 million on the discount on the Laramide Notes.  These amounts were partially offset by interest expense of $0.2 million associated with the RCF Loan prior to repayment.

Interest expense of $0.7 million for the three months ended September 30, 2016 consisted of interest of $0.2 million payable to RCF, and amortization of the debt discount of $0.5 million.

Interest expense of $2.2 million for the nine months ended September 30, 2016 consisted of interest of $0.7 million payable to RCF, amortization of the debt discount of $1.4 million and amortization of the establishment fee of $0.1 million.

Commitment Fees

Commitment fees expense of $0.3 million for the nine-months ended September 30, 2016 was the result of the issuance of 75,000 shares of our common stock to Aspire Capital on February 4, 2016 as consideration for Aspire Capital entering into an option agreement with us.  The shares had a fair value of $4.44 per share.

Financial Position

Operating Activities

Net cash used in operating activities was $8.9 million for the nine months ended September 30, 2017, as compared with $9.8 million for the same period in 2016.  The decrease of $0.9 million in cash used is mostly due to a decrease in interest expense of $0.3 million, an increase in interest income of $0.4 million and an aggregated decrease in operating expenses of $0.3 million.

Investing Activities

Net cash provided by investing activities was $1.9 million for the nine months ended September 30, 2017, as compared with $0.3 million for the same period in 2016.  For the 2017 period, we received $2.0 million, net of expenses, from the sale of our wholly-owned subsidiary, HRI to Laramide which closed on January 5, 2017. For the 2016 period, we received $0.2 million from the sale of short-term investments.

Financing Activities

Net cash provided by financing activities was $10.9 million for the nine months ended September 30, 2017.  For the nine months ended September 30, 2017, net cash proceeds of $15.4 million were received upon equity financings completed in January, February and September 2017, respectively.  Additionally, $1.0 million was received from the sale of common stock sold through the Company’s ATM Offering.  This increase was offset by the repayment of $5.5 million outstanding under the RCF Loan.

Net cash provided by financing activities was $12.5 million for the nine months ended September 30, 2016.  For the nine months ended September 30, 2016, net cash proceeds of $0.8 million and $1.2 million were received upon equity financings completed on February 4, 2016 and April 4, 2016, respectively. $4.7 million in net proceeds were received from the sale of common stock to Aspire Capital under the terms of the 2016 Common Stock Purchase Agreement and $5.8 million in net proceeds were received from the sale of common stock sold through the Company’s prior ATM program with BTIG.

Liquidity and Capital Resources

At September 30, 2017, the Company had working capital of $8.2 million, which along with the anticipated funding from the financing agreements described below is expected to provide it with the necessary liquidity through September 30, 2018.  At December 31, 2016, the Company had a working capital deficit of $4.2 million.  The increase in working capital of $12.4 million for the nine months ended September 30, 2017 was primarily due to the following:

•

the completion of three equity offerings in January 2017, February 2017 and September 2017 for net proceeds of $8.9 million, $4.5 million and $2.0 million respectively, as further described under “Recent Developments”;

•

the completion of the sale of the Company’s wholly-owned subsidiary HRI to Laramide on January 5, 2017.  Upon completion, the Company received $2.2 million in cash, a $5.0 million promissory note, of which $1.5 million is due in January 2018, 2,218,333 shares of Laramide’s common stock which had a fair value of $0.5 million at September 30, 2017 and 2,218,333 common stock purchase warrants which had a fair value of $0.3 million at September 30, 2017.  Details regarding this transaction are discussed in Note 3 to the accompanying condensed consolidated financial statements; and

•

the repayment of the $5.5 million outstanding balance under the RCF Loan (defined in Note 7 to the accompanying condensed consolidated financial statements.)

Also during the nine months ending September 30, 2017, the Company entered into the following financing agreements and anticipates funding from these sources to sustain operations through 2018:

•

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $30.0 million of which approximately $28.9 million is available for future sales as of November 9, 2017.  The Company is unable to sell shares of its common stock through the ATM Offering on dates that it places shares with Aspire Capital through its CSPA, as discussed below.

•

Common Stock Purchase Agreement

On September 25, 2017, the Company entered into a CSPA with Aspire Capital to place up to $22.0 million in the aggregate of its common stock over a term of 30 months.  Upon execution of the CSPA, the Company issued 880,000 shares of common stock to Aspire Capital as a commitment fee.  The Company cannot sell in excess of 5,033,677 shares of common stock, the Exchange Cap, including the 880,000 commitment shares, unless (i) stockholder approval is obtained, or (ii) the average price paid for all shares issued under the CSPA (including the 880,000 commitment shares) is equal to or greater than $1.38.  As of November 9, 2017, the Company has dollar capacity of $20.0 million of common stock available for future sales, limited to the current Exchange Cap of 2.7 million shares of common stock unless conditions (i) or (ii) above are met. See Note 9 to the accompanying condensed consolidated financial statements for further details.

The Company believes that the ATM Offering and the CSPA, along with its existing working capital balance, will provide it with the necessary liquidity to fund operations through 2018.  The Company will also continue to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

the availability of capital to WWR;

•

the spot price and long-term contract price of uranium and lithium;

•

risks associated with our foreign operations;

•

the ability of WWR to enter into and successfully close acquisitions, dispositions or other material transactions;

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Controls

During the three months ended September 30, 2017, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3., “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2016.  The following disclosure updates the legal proceeding set forth under the headings “Dispute Over Kleberg Settlement Agreement” and “TCEQ Adjudicatory Proceeding for the Kingsville Facility” in the 2016 Form 10-K to reflect developments during the nine months ended September 30, 2017 and should be read together with the corresponding disclosure in the 2016 Form 10-K.

Dispute Over Kleberg Settlement Agreement

Following the submittal of all the briefs by both parties, on June 23, 2017, the Texas Supreme Court granted the Petition for Review.  On October 12, 2017 the Texas Supreme Court held an oral argument.  The Company has no indication as to when or how the Texas Supreme Court will rule on the matter.

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

Our foreign operations subject us to a number of significant regulatory, legal and political risks that may have a material adverse impact on our prospects, projects, financial condition and results of operations.

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

•

deterioration in relations between the United States and the foreign jurisdictions in which we operate;

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

•

high rates of inflation; and

•

labor practices and disputes.

For example, during October 2017, the United States and the Republic of Turkey each suspended all non-immigrant visa services for travel between the two countries following the arrest of U.S. consular staff in Turkey. The uncertainty surrounding the political and economic relationship between the United States and Turkey and the suspension of non-immigrant visas between the two countries could adversely affect our ability to operate in Turkey.

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

Further, regulatory, permitting and business arrangements in foreign jurisdictions are subject to extensive laws and regulations intended to prevent improper payments, fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of business arrangements that are commonplace in such foreign jurisdictions, and violations of such laws and regulations could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Westwater Resources, Inc., as amended through August 21, 2017.

3.2	Amended and Restated Bylaws of Westwater Resources, Inc., effective August 21, 2017.

4.1

Registration Rights Agreement dated September 25, 2017 between Westwater Resources, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2017.

10.1

Common Stock Purchase Agreement dated September 25, 2017 between Westwater Resources, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2017.

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

WESTWATER RESOURCES, INC.

Dated: November 9, 2017	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2017	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)