Form 10-K
period 2017-12-31
WESTWATER RESOURCES, INC.
filed 2018-03-01
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

(303) 531-0516

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
		(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2017, was approximately $36,767,717. Number of shares of Common Stock, $0.001 par value, outstanding as of March 1, 2018 was 27,929,194 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

WESTWATER RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

2

GLOSSARY OF CERTAIN ENERGY MINERALS INDUSTRY TERMS

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

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “WWR”, “Westwater”, “Corporation”, or the “Company” refer to Westwater Resources, Inc. and its subsidiaries. The Company changed its name from “Uranium Resources, Inc.” to “Westwater Resources, Inc.” effective August 21, 2017.

CURRENCY

The accounts of the Company are maintained in U.S. dollars. All dollar amounts referenced in this Annual Report on Form 10-K and the consolidated financial statements are stated in U.S. dollars.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the closing of pending business combinations and the expected benefits therefrom, the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the availability of capital to WWR;

●	the spot price and long-term contract price of uranium and lithium;

●	risks associated with our foreign operations;

●	the ability of WWR to enter into and successfully close acquisitions, dispositions or other material transactions, including the pending acquisition of Alabama Graphite Corporation;

●	government regulation of the mining industry and the nuclear power industry in the United States and the Republic of Turkey;

●	operating conditions at our mining projects;

●	the world-wide supply and demand of uranium and lithium;

●	weather conditions;

●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;

●	currently pending or new litigation; and

●	our ability to maintain and timely receive mining and other permits from regulatory agencies.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

Westwater Resources, Inc. is an energy minerals exploration and development company. We presently hold exploration properties with lithium and uranium exploration potential, a uranium development property in the Republic of Turkey, as well as idled uranium production properties. We were organized in 1977 to acquire and develop uranium projects in South Texas using the ISR process. Near term uranium production potential is now centered on our Temrezli ISR project in Turkey. WWR also controls extensive exploration properties in Turkey under eight exploration and operating licenses covering approximately 39,000 acres with numerous exploration targets in Turkey, including the potential satellite Sefaatli project, which is 30 miles southwest of the Temrezli project. We have historically produced uranium by ISR methods in the state of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 188,700 acres of mineral holdings in the prolific Grants Mineral Belt of the state of New Mexico, and 11,000 acres in the South Texas uranium province. WWR acquired these properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. WWR ceased uranium production in 2009 and none of WWR’s properties are currently in production. As of March 1, 2018, we had 30 employees.

During 2016 and 2017, we developed a lithium focus with dominant land positions in highly prospective basins in Nevada and Utah. Our focus is on developing low cost lithium brines.

OUR STRATEGY

Our vision is to become the leading developer and producer of energy minerals, particularly lithium and uranium. Our strategy is to build value for stockholders by advancing our projects towards production when economics allow, while prudently managing our cash and liquidity position for financial flexibility. Our lithium business in Nevada and Utah involves exploration for low cost brine resources with the intent of developing them for production. In Turkey, our focus is on advancing near-term production of the Temrezli project with construction for the project anticipated to begin when the uranium market improves, which is expected to occur in the next two to five years, subject to the receipt of permits, land access and project financing. Our Rosita processing facility in South Texas may be used in the development of the Temrezli project as we plan on relocating key components of the Rosita processing facility from Texas to Turkey for use at the Temrezli project. In Texas, our focus is on fulfilling our environmental obligations with proactive restoration of legacy wellfields while maintaining our processing facilities on standby for potential operating/processing agreements. In New Mexico, we continue to assess the potential for the development of our larger scale projects on a stand-alone basis or with partners. At any time we may have acquisition or partnering opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submissions of indications of interest, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes.

Our pipeline of projects is prioritized as near-term, mid-term and long-term projects with a goal of achieving sustainable production over time with both lithium and uranium projects so as to take advantage of rising and/or high price environments for both of these minerals. Amidst the prevailing low uranium price environment, we continue to balance cash conservation with maintaining readiness to fast track resumption of production at such time as uranium prices show sufficient improvement. We continually adjust near-term and long-term business priorities in accordance with market conditions.

RECENT CORPORATE DEVELOPMENTS

Agreement to Acquire Alabama Graphite

On December 13, 2017, the Company entered into an arrangement agreement to acquire all of the outstanding common shares of Alabama Graphite Corp. (“Alabama Graphite”) in an all-stock acquisition. Upon completion of the acquisition, former Alabama Graphite shareholders would own approximately 29.4% of the outstanding shares of the combined company based on the number of WWR and Alabama Graphite common shares outstanding as of February 26, 2018. The Westwater Board of Directors expects the acquisition to provide significant strategic and financial benefits to the Company’s stockholders, including participation in the value chain of critical minerals for the high growth battery market, operational efficiencies and improved access to capital. Closing of the acquisition remains subject to various conditions, including approval by AGC’s and the Company’s respective stockholders and approval by the Supreme Court of British Columbia.

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

On October 31, 2017, the Company announced that it has completed the Phase 1 exploration project at this project and reported the following results:

●	Three core holes were completed for a total of 3,870 ft. of drilling.

●	The maximum drilled depth was 1,680 ft.

●	Fluids with high total dissolved solids (TDS) were identified in all three holes.

●	In-house laboratory work performed at its Kingsville, Texas facility returned lithium concentrations of up to 43 parts per million (ppm) and boron concentrations of up to 173 ppm.

Planning is underway for a Phase 2 exploration program at the Project. As part of the Phase 2 program, Westwater has filed a Notice of Intent to drill in the Nina claim block and is evaluating the Phase 1 results and the results of drilling by Caeneus Minerals Ltd. on nearby lithium properties.

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

Westwater has commenced the permitting process with the U.S. Bureau of Land Management (“BLM”), and the State of Utah, to field an exploration program that optimizes project access and limits environmental disturbance, minimizes cost, and maximizes overall data quality.

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

Equity Financings

Confidentially Marketed Public Offering

On January 19, 2017, the Company completed a registered public offering for net proceeds of $8.9 million. The Company sold 1,399,140 shares of common stock at a price of $2.01 per share and 3,426,731 pre-funded warrants at a price of $2.00 per warrant. The warrants had an exercise price of $0.01. All of the pre-funded warrants have been exercised.

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

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into an at-the-market offering (the “ATM Offering”) with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission equal to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of March 1, 2018, the Company had sold 812,723 shares of common stock for net proceeds of $1.2 million under the ATM Offering. As a result, the Company had approximately $28.8 million remaining available for future sales under the ATM Offering. The Company’s previous ATM Offering with BTIG LLC was fully utilized as of December 31, 2016.

Common Stock Purchase Agreement (“CSPA”) with Aspire Capital

On September 25, 2017, the Company entered into the CSPA with Aspire Capital to place up to $22.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months. The Company will control the timing and amount of sales to Aspire Capital, and at a price based on market prices at that time. As consideration for Aspire Capital entering into the purchase agreement, the Company issued 880,000 shares of its common stock to Aspire Capital. The shares of common stock subject to the CSPA were registered pursuant to the Company’s effective shelf registration statement on Form S-3. The parties terminated the April 8, 2016 CSPA with Aspire Capital upon entering into the September 25, 2017 CSPA.

On September 27, 2017, pursuant to the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received net proceeds of $2.0 million. Additionally, on December 14, 2017, Aspire Capital purchased 150,000 shares of common stock for which the Company received net proceeds of $0.2 million. There were no other sales of common stock pursuant to the CSPA and as of March 1, 2018, $19.8 million of the aggregate $22.0 million remained available for future sales under the CSPA.

Laramide Asset Sale

On January 5, 2017, Laramide Resources Ltd. (“Laramide”) and the Company closed the sale of the Company’s wholly-owned subsidiary Hydro Resources, Inc., which held the Churchrock and Crownpoint projects in New Mexico, pursuant to a Share Purchase Agreement (the “Laramide SPA”). Under the terms of the Laramide SPA, as amended on December 5, 2016, the Company received the following consideration:

●	$2.5 million in cash, of which $250,000 was paid in advance on October 21, 2016;

●	$500,000 of Laramide common stock and warrants; and

●	a $5.0 million promissory note, secured by a mortgage over the projects. The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project. Principal payments of approximately $1.5 million are due and payable on January 5 in each of 2018, 2019 and $2.0 million on January 5, 2020. Interest is payable on a quarterly basis, provided however that no interest will be payable prior to the first principal payment in 2018. Laramide will have the right to satisfy up to half of each of these payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the VWAP for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due.

Laramide made the first required principal payment on the promissory note in January 2018, consisting of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares.

RCF Loan Retirement

On February 9, 2017, the Company repaid $5.5 million of principal plus accrued unpaid interest in cash to retire all of the obligations remaining under that certain loan agreement dated November 13, 2013 by and among the Company, certain of its subsidiaries and Resource Capital Fund V L.P. (“RCF”). In addition, on July 31, 2017, the Company and RCF terminated the Stockholders’ Agreement dated March 1, 2012, pursuant to which RCF had certain participation and Board rights.

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

At the same time, lithium prices have risen in response to increased demand. Lithium carbonate is one form used for battery manufacturing, and prices have risen from $5,792 per metric ton in 2016 to $7,300 per metric ton in just over a year. For lithium hydroxide, a second form of the material, prices have risen from $6,974 per metric ton to over $23,000 per metric ton during the same period.

Our lithium business objectives are to discover and produce lithium from lithium salts hosted in brines. This production method is typically the lowest cost type of lithium production. While the technologies are well known in some respects, it takes time for deposits to be discovered and developed, which should result in a supply deficit over the next few years. Expected higher prices will encourage investment in the sector and bring new sources of production online over time. CRU International Limited expects long term lithium prices to stabilize at approximately $6,400 per metric ton and $9,400 per metric ton for lithium carbonate and lithium hydroxide, respectively. These are considerably higher than the historic prices for these products.

Westwater is targeting exploration and development of lithium brines because they are characteristically in the lowest operating cost quartile of production, and would be more likely to be profitable in the markets described above.

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association (“WNA”), as of January 2017, there were 448 nuclear reactors operable worldwide, up from 441 the prior year. Annual requirements for uranium amount to about 138 million pounds of uranium. Thirty countries utilized nuclear power in 2017. In addition, the WNA lists 61 reactors under construction, 164 being planned and 347 being proposed.

While global nuclear power generation is expected to drive increased demand through 2030, especially in China, Russia, India and South Korea, UxC Consulting projects continued oversupply and low uncovered demand over the near-to-medium term due to higher inventory levels at utilities. During 2017, term contracting was weak and focused on shorter period mid-term contracts. This restrained the spot market as discretionary buying was also weak. UxC projects that global nuclear power generation will expand to 518 reactors in 36 countries by 2030.

Worldwide uranium production or primary supply in 2017 is estimated by UxC Consulting in its Q4 2017 report at 151 million pounds of U3O8. This is compared with 160 million pounds of primary supply in 2016. Total production in 2017 is expected to total 139 million pounds. The reduction is primarily due to the suspension of Cameco’s majority-owned McArthur River/Key Lake project in Canada and a cutback at New AREVA’s SOMAIR project in Niger.

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

In 2017, the average weekly spot price of uranium was $22.06 per pound compared with $26.42 in 2016 and $36.83 per pound in 2015. In 2017, the weekly spot price of uranium reached a high of $26.50 per pound in February and again in December while the low for the year was $19.25 per pound in May. The year end 2017 spot price was $23.75 per pound.

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

OVERVIEW OF WESTWATER RESOURCES’ PROJECTS

Lithium Exploration Targets

During 2016, we commenced with a program to acquire and explore lithium-enriched brine targets in the western United States. As a consequence of our in-house geological reconnaissance program we identified three prospective project areas for which we have acquired mineral rights: the Columbus Basin project in western Nevada, the Railroad Valley project in east-central Nevada and the Sal Rica Project in northwestern Utah.

Columbus Basin Project

Our Columbus Basin project is located in western Nevada and is comprised of two blocks of unpatented placer claims that we staked in July and September of 2016. These claims, which are owned by the Company, cover portions of a closed drainage basin that has geological characteristics that may be permissive for hosting lithium-enriched brines. Our exploration efforts on the project thus far have included reconnaissance-scale and detailed geochemical sampling, and the completion of three exploration drill holes. The Columbus Basin project encompasses approximately 14,200 acres, split into two significant blocks of federal placer mineral claims, and a third contiguous block for which rights were acquired through an option to purchase.

Railroad Valley Project

The Railroad Valley project is located in east-central Nevada, approximately 60 miles southwest of the town of Ely and 240 miles southeast of the city of Reno. The Railroad Valley, which is one of the largest closed basins in the State of Nevada, is also the site of the largest oil production in Nevada. Westwater Resources staff carried out extensive geochemical sampling within the Railroad Valley drainage basin and identified an area on the western flank of the basin that is host to a strong and wide-spread zone of anomalous lithium values hosted in basin-fill sediments. The Railroad Valley project encompasses approximately 9,270 acres of federal placer mineral claims.

Sal Rica Project

Our Sal Rica project is situated in the area of a closed drainage basin that was once part of the Great Salt Lake/Lake Bonneville area of western Utah. We hold a large group of unpatented placer claims that we acquired in part from Mesa Exploration and other placer claims that we staked in 2016. The project area was explored previously by Quintana Petroleum for potash-enriched brines, and as part of their shallow drilling program they identified anomalous levels of lithium-enriched brines at depths of less than 50 feet from the surface. Our activities at the Sal Rica project thus far have been limited to geologic reconnaissance and geochemical characterization sampling. The Sal Rica project encompasses approximately 13,260 acres of federal placer mineral claims.

Uranium Projects

Turkey

In Turkey, WWR controls extensive exploration properties under eight exploration and operating licenses covering approximately 39,000 acres with numerous exploration targets, including the potential satellite Sefaatli project, which is 30 miles southwest of the Temrezli project. The project area enjoys year-round accessibility via paved roads and a number of gravel tracks and trails. Sparsely populated, but with access to major infrastructure such as water and power, the area is gently undulating. The majority of the project area is owned by local families who work the land for grain production.

Temrezli Project.

The Temrezli project is wholly owned and operated by Westwater, and was acquired by the Company from Anatolia Energy Limited (“Anatolia”) in 2015. The Company holds three (3) operating licenses encompassing approximately 6,850 acres. The Temrezli project is situated in central Turkey, approximately 150 miles east of the national capital of Ankara. Uranium mineralization was first discovered in the area of the project by the Uranium Division of Turkey’s General Directorate of Mineral Research & Exploration (“MTA”) of the Ministry of Energy and Natural Resources in the early 1980s. MTA continued to explore the region for the next 10 years. Following a change to the Turkish Mining Law in 2004 the private sector has been able to explore for radioactive substances. Anatolia Energy, through its subsidiary Adur Madencilik Ltd. commenced exploration at the Temrezli project in 2010 and using its extensive technological experience and expertise, re-evaluated and confirmed the MTA’s findings. The uranium mineralization is considered to be epigenetic and related to strata controlled redox boundaries influenced by permeability changes and/or strata bound reductants such as disseminated organic materials in fine grained rocks and iron sulfides.

After extensive analysis and other technical work, Anatolia released a preliminary feasibility study in February 2015 indicating cash operating costs of $16.89 per pound U3O8 and all-in operating costs of approximately $30.17 per pound U3O8. Technical work continues to refine the work plan for our properties in the Republic of Turkey at the field location and in our offices there, as well as our office in Denver.

Şefaatli Project.

The Şefaatli project area contains the region’s second most significant occurrence of uranium mineralization. In Şefaatli area, the Company was granted with 2 exploration licenses and 1 operation license covering an area of approximately 25,100 acres. The Şefaatli project is located approximately 30 miles southwest of the Temrezli project.

Texas

In Texas, WWR has the Kingsville Dome and Rosita licensed processing facilities and approximately 11,000 acres of prospective ISR projects and historical production assets. These wellfields and the processing facilities are on standby for a restart of production when there is a sustained improvement in the uranium market.

Key operational elements of WWR’s plan for its Texas properties include (1) positioning the Company to return to sustainable production by continuing to evaluate potential brownfield and greenfield exploration opportunities and evaluating synergistic opportunities from existing resources held by other entities; and (2) continuing reclamation activities in South Texas in accordance with the Company’s existing agreements and regulatory requirements.

New Mexico

In New Mexico, the Company controls minerals rights encompassing approximately 188,700 acres in the west-central part of the State. WWR holds substantial non-reserve mineralized material at its properties in the prolific Grants Mineral Belt in New Mexico, which holds one of the largest known concentrations of sandstone-hosted uranium deposits in the world.

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

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

United States

Uranium and lithium extraction is regulated by the federal government, states and, in some cases, by Indian tribes. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from federal and state agencies before the commencement of production activities, as well as the cost for maintaining compliance with licenses and permits once they have been issued. The current environmental and technical regulatory requirements for the ISR industry are well established. Many ISR projects have gone a full life cycle without any significant environmental impact. However, the regulatory process can make permitting difficult and timing unpredictable.

U.S. regulations pertaining to ISR mining continually evolve in the U.S. However, at this time we do not anticipate any adverse impact from these regulations that would be unique to our operations.

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

The Texas Commission of Environmental Quality (“TCEQ”) is the administrative agency with jurisdiction in Texas over the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by the Nuclear Regulatory Commission.

See Item 2, “Properties” for the status of our radioactive material license for Texas.

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

New Mexico has also been granted primacy for its UIC program. Properties located in “Indian Country,” as that term is defined in federal law, remain subject to the jurisdiction of the EPA. Some of our properties are located in areas that some alleged to be in Indian Country. The Navajo Nation has been determined eligible for treatment as a state, but it has not requested the grant of primacy from the EPA for uranium related UIC activity. Until the Navajo Nation has been granted primacy, ISR activities that may fall within Indian Country will require a UIC permit from the EPA. Despite some procedural differences, the substantive technical requirements of the Texas, New Mexico and EPA underground injection control programs are very similar.

See Item 2, “Properties” and Item 3, “Legal Proceedings” for a description of the status of our UIC permits in Texas and New Mexico.

Mining Permits

All uranium producing states have regulations governing the development licensing or permitting, operation and closure of conventional and in-situ recovery mines. In New Mexico, the Mining and Minerals Division of the Energy, Minerals and Natural Resources Department is responsible for issuing permits under the authority of the New Mexico Mining Act of 1978. Well established regulations specify what information is necessary to support mine permit applications and set forth a well-defined application review process. The primary focus of the agency’s review is to ensure that the proposed mine will protect the environment surrounding the mine area, comply with relevant environmental standards, and be reclaimed to a self-sustaining ecosystem or other approved post-mine land use. Application reviews require consultation with other state agencies, public notice and public hearing opportunities. In addition to mine permits, a discharge permit must be obtained from the New Mexico Environmental Department for mine facilities such as ore pads, waste rock piles and tailings impoundments.

In Texas, the TCEQ regulates uranium mining and issues the necessary license and permits. URI holds a radioactive material license which covers the Kingsville Dome, Rosita and Vasquez sites, and that license is in timely renewal. Each site has operated under a class III injection permit also issued by the TCEQ. Rosita and Vasquez permits have both been renewed in 2014. The Kingsville mining permit application was withdrawn, without prejudice to refiling, in June 2016. For additional discussion on the withdrawn permit, see Item 3 – Legal Proceedings, below. Within each area’s permit, the TCEQ also issues production area authorizations (“PAAs”). Kingsville holds three PAAs, Rosita holds four PAAs, and Vasquez holds two PAAs. Each site also has class I non-hazardous injection permits for operation of waste disposal wells on site, which are regulated by the TCEQ as well. All permits for the disposal wells are active. The disposal well permit for Kingsville is undergoing the renewal process. In addition to the required state permits, the EPA regulates the underground aquifers and requires areas with uranium mineralization to have that portion of the aquifer exempted before state mining permits are issued. The aquifer exemptions for all three Texas sites have been issued.

Other

In addition to radioactive material licenses and UIC permits, we are also required to obtain from governmental authorities a number of other permits or exemptions, such as for laboratory glassware, wastewater discharge, for land application of treated wastewater, and air emissions.

In order for a licensee to receive final release from further radioactive material license obligations after all of its ISR and post-production reclamation have been completed, approval must be issued by the TCEQ for Texas properties along with concurrence from NRC and for properties in New Mexico by the NRC.

In addition to the costs and responsibilities associated with obtaining and maintaining permits and the regulation of production activities, we are subject to environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund or CERCLA, and regulations applicable to the ownership and operation of real property in general, including, but not limited to, the potential responsibility for the activities of prior owners and operators.

Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of ISR or conventional mining, a site is decommissioned and reclaimed, and each well field is restored. Restoration involves returning the aquifer to its pre-development use. Restoration can be accomplished by flushing the ore zone with native ground water and/or using reverse osmosis to remove ions, minerals and salts to provide clean water for reinjection to flush the ore zone. Reclamation involves removing evidence of surface disturbance. Decommissioning and reclamation entails dismantling and removing the structures, equipment and materials used at the site during the ISR and restoration activities.

The Company is required by the regulatory agencies in the State of Texas to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $9.1 million to satisfy such regulatory requirements. The performance bonds relate primarily to our operations at our Kingsville Dome and Vasquez projects.

In February 2013, the Company secured a new source to satisfy its financial surety obligations for the Texas regulatory agencies. Previously, the Company had met its financial surety obligations through a combination of bank issued letters of credit (the “LOCs”) and bonds issued for the benefit of the Company. These financial surety arrangements required the Company to fully collateralize the face amount of the LOC’s and the bonds with short term investment vehicles. This requirement resulted in the Company posting $9.1 million in cash that was restricted for the purpose of collateralizing these obligations. The Company’s new financial surety arrangements are provided by Lexon Insurance Company (“Lexon”) in the form of bonds issued for the benefit of the Company. The amount of the bonds written by Lexon total approximately $9.1 million and the collateral requirements of these bonds require the Company to maintain 40% of the value of the bonds in the form of restricted cash.

We estimate that our restoration and reclamation liabilities for prior operations at the Kingsville Dome, Vasquez and Rosita sites as of December 31, 2017, are about $7.5 million, with a carrying value of $5.7 million recorded as a liability on our balance sheet as of December 31, 2017.

The Company’s financial surety obligations are reviewed and revised periodically by the Texas regulatory agencies. In New Mexico surety bonding will be required before commencement of uranium recovery operations and will be subject to annual review and revision by NRC and the State of New Mexico or the EPA.

Lithium-enriched brines

Lithium-enriched brines on public lands, which are managed by either the U.S. Bureau of Land Management or the U.S. Forest Service, in Nevada and Utah can be acquired by staking placer mining claims. Production of lithium-enriched brines in Nevada is regulated in part by the Nevada Division of Water Resources as brine is considered to be a water resource and the Nevada Bureau of Mining Regulation and Reclamation, as well as by the relevant federal land management agency in a manner similar to the requirements for a hard-rock mine.

Water Rights

Water is essential to the ISR process. It is readily available in South Texas. In Texas, water is subject to capture and we do not have to acquire water rights through a state administrative process. In New Mexico, water rights are administered through the New Mexico State Engineer and can be subject to Indian tribal jurisdictional claims. Also in New Mexico, new water rights or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where our properties are located, must be obtained by permit from the State Engineer. Applications may be approved subject to conditions that govern exercise of the water rights.

Water rights are also an essential component for the production of lithium from brine sources. In the case of Nevada, application for water rights must be submitted to the Division of Water Rights, a state agency that holds responsibility for administration of surface and ground water in the state. The state has a well-established process for application to acquire water rights and protection of existing water rights. As is the case in most of the western states, Nevada’s water rights administration includes the evaluation of applications for new water rights, the availability of groundwater within a specific locality, point(s) of diversion and use of granted water rights for beneficial use. The State of Utah has a similar water right application and administration processes, managed under the Utah Division of Water Rights.

Republic of Turkey

Mining Law

The mining industry in Turkey is regulated by the 1985 Turkish Mining Law (Law No 3213), which was amended most recently in February 2015 (“Amended Mining Law”) and regulations issued thereunder. Mining rights and minerals are exclusively owned by the state. The ownership of minerals in Turkey is not subject to the ownership of the relevant land. The government of Turkey, under the 1985 Mining Law, as amended, delegates its right to explore and operate to individuals or legal entities by issuing licenses for a determined period of time in return for the payment of a royalty. The governmental body with responsibility for implementing the 1985 Mining Law and issuing the license and permits is the General Directorate of Mining Affairs (“MIGEM”) under the Ministry of Energy and Natural Resources. The Amended Mining Law distinguishes five groups of minerals. Pursuant to this classification the royalty amount to be paid to the state differs. Uranium mining is listed under Group 4-ç. The three types of licenses granted for prospecting and operating mines under the laws of Turkey are an exploration license, an operation license and an operation permit.

Turkish Atomic Energy Authority (“TAEK”)

Projects that involve radioactive materials are regulated and controlled by TAEK. TAEK was established by Law No. 2690 to exercise the functions assigned to it by this law. ISR mining of uranium is included in these functions by Article 4(b). For projects to be considered as a nuclear facility and for operation, several licenses are required from TAEK. The licensing process moves parallel to the Environmental Impact Assessment (“EIA”) procedure. TAEK must accept a licensee as project owner in accordance with the law. Once accepted as an owner, a licensee must obtain a site license, a construction license and an operation license to operate.

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

Mine Operating Permit

A mine operating permit must be obtained after all the permits are received prior to construction. Application will be made to MIGEM requesting the operating permit which is in line with the operating license. MIGEM will issue the permit after reviewing the application document. This permit will require an affirmative EIA certificate (or a certificate stating that an EIA is not required), land ownership permits, and the workplace opening and operation licenses. The operating permit must be obtained within three years from the effective date of the operating license. If the operating permit is not obtained within three years from the effective date of the operating license, the operating license can be maintained by additional payments that may be characterized as penalties. Operational activities must be started within one year following the operating permit date. The royalties paid to the government will also be initiated by the operating permit.

Project Owner of a Nuclear Facility

According to TAEK, the judicial entities who intend to build and operate a nuclear installation must apply to the TAEK to be recognized as owner. After the recognition of owner, any financial or administrative change in owner’s structure must be notified to TAEK in 30 days.

Site License

Once recognized as an owner, a licensee will prepare the Site Report in order to get the Site License from TAEK. The Site Report is prepared in parallel to the EIA Report. However, the review and approval of the report will be done once the affirmative EIA decision is obtained from MEUP.

The Site Report is submitted to TAEK and the decision is released to the applicant by TAEK. An affirmative notification is deemed a site license. The conditions of the license are given to the applicant as an appendix to the license. Following the receipt of the site license, licensee can proceed with the work related to site preparation, potable water supply and electricity supply, access road, and office building construction etc.

Construction License

The initial application will be submitted to TAEK with the Preliminary Safety Analysis Report. Following the assessment of the Preliminary Safety Analysis Report the Nuclear Safety Department of TAEK prepares a limited work permit evaluation report which also includes the view of the Committee. When it is established that the protection measures are adequate and that the facility can operate without harming the safety and the health of the public, the Commission will issue the limited work permit. The limited work permit requires that the construction starts in 12 months from the date of affirmative decision, otherwise the permit is lost. This period may be extended if valid reasons are submitted to TAEK.

The comments obtained during the evaluation of the Preliminary Safety Analysis Report will be incorporated into the Final Safety Analysis Report. Once this report is accepted and finalized, then the affirmative notification is issued as the construction license.

Land Access

The project area is located in privately owned agricultural lands. Surface access to these lands must be either purchased or leased from the owners. If an agreement cannot be reached, then the licensee can initiate an expropriation process. In addition, in order to use these lands in mining, the land use must be changed from agriculture to mining. This procedure requires a “Public Benefit Decision” be obtained from the Ministry of Agriculture, Food and Livestock. As a part of the procedure, a site visit will be conducted by the local department of various ministries.

Turkish Law 3213 specifies voluntary land acquisition. This is the preferred method of land acquisition. If it is demonstrated that it will not work, then the licensee can proceed with the expropriation process. An affirmative EIA decision is a prerequisite to initiate the process. The governmental body in charge of expropriation process is the Ministry for Energy and Natural Resources (“ETKB”), and more specifically the MIGEM. Application will be made to ETKB.

Infrastructural Permits

Several permits will be required from various offices. These permits include access road permits which are obtained from the Provincial Government and the Department of Transportation, permits for the electricity transmission lines which are handled through the local electricity authority, permits for drilling and installing a water supply well which must be obtained from the State Hydraulic Works (“DSI”) and a domestic water treatment plant must be approved by MEUP prior to installation.

Permits Required Prior to Operation

During the construction period, the operational period permitting documentation and applications will be made. Prior to starting the operation, the permits required include the Trial Environmental Permit, a workplace operating license, a hazardous waste storage permit and the Operating License (from TAEK).

Operating License from TAEK

At least six months before the start of commissioning of plant components and systems, the applicant, who was granted a construction license, must apply to TAEK for a commissioning permit. Following the evaluation of documents, TAEK may grant the commissioning permit.

AVAILABLE INFORMATION

Our internet website address is www.westwaterresources.net. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain a printed copy of the foregoing materials by sending a written request to: Westwater Resources, Inc., 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112, Attention: Information Request, or by calling 303.531.0516. The information found on our internet website is not part of this or any report filed or furnished to the SEC.

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

Risks Related to Our Business

WWR is not producing any minerals at this time. As a result, we currently have no sources of operating cash. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than producing uranium or lithium and/or access additional sources of private or public capital, we may not be able to remain in business.

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

Our ability to operate will be dependent on our ability to develop our properties and then mine them at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium and lithium prices makes long-range planning uncertain and raising capital difficult.

Our ability to operate as a mining company will be dependent on our ability to develop our properties and then operate them at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of uranium and lithium prices makes long-range planning uncertain and raising capital difficult.

Our ability to obtain positive cash flow will be dependent on developing and then mining sufficient quantities of uranium or lithium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short-term market prices of uranium and lithium, which are subject to significant fluctuation. For example, uranium prices have been and will continue to be affected by numerous factors beyond our control, such as, the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in uranium or lithium prices would cause us to recognize impairment of the carrying value of our uranium or other assets.

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

Our acquisition of Anatolia Energy significantly increased the importance of foreign operations to our future prospects and growth, and our foreign operations expose us to a number of risks. These risks include such things as:

●	enforcement of unfamiliar or uncertain foreign real estate, mineral tenure, contract, water use, mine safety and environmental laws and policies;

●	challenges to mining, processing and related permits and licenses, or to applications for permits and licenses, by or on behalf of regulatory authorities, indigenous populations, non-governmental organizations or other third parties;

●	war, crime, terrorism, sabotage, civil unrest and uncertain political and economic environments;

●	deterioration in relations between the United States and the foreign jurisdictions in which we operate;

●	renegotiation, nullification or forced modification of existing contracts, licenses, permits, approvals, concessions or the like;

●	corruption;

●	challenges in overseeing employees and contractors, including the risk that our employees and independent contractors may engage in unauthorized or illegal activity;

●	exchange and currency controls and fluctuations;

●	limitations on foreign exchange and repatriation of earnings;

●	restrictions on mineral production and price controls;

●	seizure of mineral production and expropriation or nationalization of property;

●	changes in legislation, including changes related to taxation, new or increased mining royalty interests, import and export regulations, foreign ownership, foreign trade and foreign investment;

●	high rates of inflation; and

●	labor practices and disputes.

For example, during the fourth quarter of 2017, the United States and the Republic of Turkey each suspended all non-immigrant visa services for travel between the two countries following the arrest of U.S. consular staff in Turkey. The uncertainty surrounding the political and economic relationship between the United States and Turkey could adversely affect our ability to operate in Turkey.

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

The Company has no known lithium mineral reserves at its Columbus Basin project, Railroad Valley project, Sal Rica project or any other property. Additionally, even if the Company finds lithium in sufficient quantities to warrant recovery, it ultimately may not be recoverable. Finally, even if any lithium is recoverable, the Company does not know whether recovery can be done at a profit. The Company’s lithium activities are highly prospective and may not result in any benefit to the Company.

If we are unable to raise additional capital, our business may fail and holders of our securities may lose their entire investment.

We had approximately $4.1 million in cash at December 31, 2017. On average, WWR expended approximately $1.0 million of cash per month during 2017, which is expected to continue during 2018. There can be no assurance that WWR will be able to obtain additional capital after it exhausts its current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing holders of our securities. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

If additional capital is not available in sufficient amounts or on a timely basis, WWR will experience liquidity problems, and WWR could face the need to significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing holders of our securities to lose their entire investment.

The benefits of integrating WWR and Alabama Graphite may not be realized.

To be successful on a going forward basis, we will need to combine and integrate the operations of WWR and Alabama Graphite into one company. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the need to revisit assumptions about future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If we cannot integrate WWR’s and Alabama Graphite’s businesses successfully, we may fail to realize the expected benefits of our acquisition of Alabama Graphite.

Failure to complete the acquisition of Alabama Graphite or delays in completing the acquisition could negatively affect our stock price and future business and operations.

If our acquisition of Alabama Graphite is not completed for any reason, we may be subject to a number of risks, including the following:

●	we will not realize the benefits expected from the acquisition, including potential operational efficiencies and improved access to capital;

●	the current market price of our common stock may reflect a market assumption that the acquisition will occur and a failure to complete the acquisition could result in a negative perception by the stock market of WWR and a resulting decline in the market price of our common stock; and

●	there may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the acquisition (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to WWR.

Delays in completing the acquisition could exacerbate uncertainties concerning the effect of the acquisition, which may have an adverse effect on the business following the acquisition and could defer or detract from the realization of the benefits expected to result from the acquisition.

WWR stockholders will suffer immediate dilution to their equity and voting interests as a result of our acquisition of Alabama Graphite.

In connection with our proposed acquisition of Alabama Graphite, we will issue up to approximately 14.1 million shares of WWR common stock to Alabama Graphite shareholders. Former Alabama Graphite shareholders would own collectively approximately 29.4% of the total number of shares the combined company’s outstanding common stock and the existing stockholders of WWR would own approximately 70.6% of the outstanding common stock of the combined company; and on a fully diluted basis, former Alabama Graphite shareholders would own collectively approximately 33% of the total number of shares of the combined company’s outstanding common stock and the existing stockholders of WWR would own approximately 67% of the outstanding common stock of the combined company. Accordingly, the issuance of WWR common stock to Alabama Graphite shareholders would have the effect of reducing the percentage of equity and voting interest held by each of WWR’s existing stockholders. Consequently, WWR stockholders as a group would have less influence over the management and policies of the combined company after the acquisition than they currently exercise.

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

The developments at the Fukushima Daiichi Nuclear Power Plant following the earthquake and tsunami that struck parts of Japan in March 2011 created heightened concerns regarding the safety of nuclear power plants and the ability to safeguard the material used to fuel nuclear power plants. The impact on the perception of the safety of nuclear power resulting from this event may cause increased volatility of uranium prices in the near to mid-term as well as uncertainty involving the continued use and expansion of nuclear power in certain countries. A reduction in the current or the future generation of electricity from nuclear power could result in a reduced requirement for uranium to fuel nuclear power plants which may negatively impact WWR in the future.

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

The only significant market for uranium is nuclear power plants world-wide, and there are a limited number of customers; the nuclear power industry continues to experience an overproduction of uranium.

We are dependent on a limited number of electric utilities that buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in purchases of newly produced uranium by electric utilities for any reason (such as plant closings) would adversely affect the viability of our business.

Since 2011, the nuclear power industry continues to experience an overproduction of uranium along with high inventories of uranium in various stages of production as a fuel source. These factors impact our position in the market and can adversely impact our business.

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

We are required to comply with environmental protection laws, regulations and permitting requirements in the United States and the Republic of Turkey, and we anticipate that we will be required to continue to do so in the future. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. include the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978, or UMTRCA, Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the NEPA, as applicable.

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

The effect of comprehensive U.S. tax reform legislation on WWR and its affiliates, whether adverse or favorable, is uncertain.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act. Among a number of significant changes to the current U.S. federal income tax rules, the Tax Cuts and Jobs Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. The effect of the Tax Cuts and Jobs Act on WWR and its affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time. You are urged to consult your tax advisor regarding the implications of the Tax Cuts and Jobs Act.

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

Rosita

Our Rosita uranium processing plant and associated well fields are located in Duval County, Texas on a 200 acre tract of land owned by the Company. The facility is located within the South Texas uranium province, about 22 miles west of the town of Alice. The plant was constructed in 1990, and was originally designed to operate as an up-flow extraction facility, in a similar manner to our Kingsville Dome plant. Resin was processed at the Rosita plant, and the recovered uranium was precipitated into slurry, which was then transported to Kingsville Dome for final drying and packaging. Production from the Rosita plant began in 1990 and continued until 1999, when it was placed on standby. In the 2007-2008 period upgrades were made to the processing equipment and additions to the facility were installed, including revisions to the elution and precipitation circuits, and the addition of a full drying system. Construction terminated when the plant was 95% complete, due to production and price declines. We anticipate that the plant will have an operating capacity of 800,000 pounds of U3O8 per year when the upgrades have been completed. We are in the process of evaluating a relocation of our Rosita uranium processing plant to the Temrezli project in Turkey.

One satellite ion exchange system is in place at the Rosita project, but only operated for a short period of time in 2008. Loaded resin from the Rosita satellite unit was shipped to Kingsville Dome for processing.

Vasquez

The Vasquez project is located in Duval County, Texas, a short distance northwest of the town of Hebbronville. The project is situated on a leased tract of land that is being held until final groundwater restoration has been completed. The Vasquez ISR mine was constructed in 2004. Uranium recovered from wellfields at the Vasquez project was partially processed through a satellite ion exchange system, capable of processing 1,200 gallons per minute, and with final uranium recovery was undertaken at the Kingsville Dome plant. In addition to the satellite recovery facility, there is a 500 gallon per minute reverse osmosis system that has been utilized in our groundwater restoration efforts, which were completed in January, 2014. Uranium recovery efforts at the Vasquez project took place between 2004 and 2008. Reclamation of the wellfields is in progress

LITHIUM PROPERTIES

In 2016 we acquired land positions for potential lithium development in two prospective basins for lithium brines in the western United States – the Columbus Basin Project in Nevada and the Sal Rica Project in Utah. The Columbus Basin Project is located in western Nevada, approximately 27 miles northwest of the only lithium brine production facility in the United States, the Clayton Valley/Silver Peak lithium brine operation of Albemarle Corporation, and covers an area of approximately 14,200 acres. The Sal Rica Project is comprised of approximately 13,260 acres of placer mining claims covering a prospective target for lithium-enriched brines situated in the Pilot Valley region of northwestern Utah. In 2017, we acquired one additional lithium brine exploration project – Railroad Valley – which is situated in east-central Nevada. This project is comprised of approximately 9,270 acres of placer claims owned directly by the Company.

R 35 E
R 36 E
R 37 E
T 3 N
T 2 N
95
6
WWR Controlled Mineral Rights
N
0
1
2
Mile
Columbus Basin Project
Esmeralda County
Nevada

Columbus Basin Project, Esmeralda County, Nevada

The Property. We staked the claims that comprise our Columbus Basin lithium brine exploration project in July and September of 2016. The project area covers an area of approximately 14,200 acres, and is comprised of 567 unpatented placer mining claims. The properties do not have any work requirements or royalty obligations attached to them, although we are required to make annual claim maintenance payments of $87,885 to the US Bureau of Land Management in order to keep the properties in good standing.

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

Project Activities. In 2017 Westwater advanced the geologic knowledge of the Columbus Basin project through completion of the geophysical data study, and the completion of three exploration drill holes. The results of this Phase I exploration drill program included:

●	Three core holes were completed for a total of 3,870 ft. of drilling.

○	The maximum drilled depth was 1,680 ft.

○	Fluids with high total dissolved solids (TDS) were identified in all three holes.

●	In-house laboratory work performed at the Company’s Kingsville, Texas facility returned lithium concentrations of up to 43 parts per million (ppm) and boron concentrations of up to 173 ppm.

WWR is currently developing a Phase 2 work program for the project to build upon the results of the 2017 drill program.

Permitting Status. Westwater currently has two approved Notices of Intent for exploration drilling at the Columbus Basin project, allowing for a total of 7 drill holes. In 2017, WWR completed three of these permitted exploration drill holes. Additionally, in order to develop potential mineral resources, WWR applied for, and was granted water rights totaling 1,528 feet per year.

Ely
60 Miles
Tonopah
90 Miles
6
NEVADA
Reno
Wells
Ely
Las Vegas
80
50
93
95
6
15
N
0
1
2
SCALE IN MILES
WWR Controlled
Mineral Rights
Railroad Valley Project
Nye County, Nevada

Railroad Valley Project, Nye County, Nevada

The Property. Westwater staked the Railroad Valley project in 2017 based upon reconnaissance level sampling that showed highly anomalous lithium concentrations in surface sediments. The project consists of 470 contiguous federal placer mining claims covering a total of 9,270 acres. There are no royalties or work commitments associated with the project. Annual claim maintenance fess payable to the BLM total approximately $72,850.

Accessibility. Accessibility to the Railroad Valley project area is excellent. A two-lane paved federal highway (US-6), which connects the towns of Ely (approximately 60 miles to the northeast of the project area) and Tonopah crosses the area a few miles north of the Company’s mining claim block. The immediate project area is connected to US-6 by a network of maintained and unmaintained gravel roads. Power lines to oil production and refining facilities east and northwest of the Company’s property holdings appear readily accessible.

History. There has been little, if any, known exploration for lithium-enriched brines in the Railroad Valley area. Some exploration for potash-rich brines was undertaken in the 1920s by the US Geological Survey, but this work apparently did not discover sufficient resources to justify production. The area has been the site of the most intensive petroleum exploration and production activities in Nevada. Several oil fields were discovered east and north of the Company’s properties, and these production facilities remain active.

Geology. The Railroad Valley is a large “closed” topographic and drainage basin that is bounded on the east side by a very thick sequence of Paleozoic siliciclastic and carbonate rocks, and by a large block of Tertiary-age felsic and mafic volcanic rocks on its west flank. The valley has been filled with a sequence of very young sediments, including intervals of volcanic ash and evaporites. Structural features, primarily faults and fractures, are present in the project area, as are manifestations of present-day geothermal activity. A comprehensive program of geochemical sampling by Company staff has defined a large area of strong lithium values hosted in near-surface basin-fill sediments on our claims.

Project Activities. WWR has carried out a range of geological investigations and conducted geochemical sampling throughout the entire Railroad Valley area. Geophysical data is being acquired and will be incorporated with geological data to refine the geologic understanding of the lithium-enriched brine targets in the project area.

Permitting Activities. The Company holds an approved Notice of Intent for exploration drilling operations from the BLM. An application for a dissolved minerals exploration drilling permit from the Nevada Division of Minerals will be submitted in 2018 prior to any drilling activities. An application for water rights with the Nevada Division of Water Resources is pending.

Sal Rica Project, Box Elder County, Utah

The Property. Our Sal Rica lithium brine exploration project was acquired from Mesa Exploration Corporation in September, 2016 for a combination of shares in Westwater Resources, Inc. and cash, as well as a two percent NSR royalty, payable to Mesa Exploration, on future production from the acquired lands. The property is comprised of approximately 10,240 acres of unpatented placer mining claims that were acquired from Mesa, and an additional 3,360 acres of unpatented placer claims that we staked subsequent to the purchase from Mesa Exploration. These additional placer claims, which adjoin the lands obtained from Mesa, are not subject to production royalties. In total, we hold 663 unpatented placer claims in the project area. Annual fees payable to maintain these properties in good standing are $102,765, in the form of annual claim maintenance fees payable to the BLM. There are no other obligations to keep our properties in good standing.

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

Other than the Quintana and Mesa Exploration activities on the property there has been no mineral production from the project area.

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

Project Activities. We first identified the Sal Rica area as a potential target for exploration through a study of available geological and geophysical data, which was followed up by reconnaissance-scale exploration on the property, including collecting a limited number of sediment and brine samples. The results of our sampling show anomalous levels of lithium in sediments and brine sample results that are consistent with the results from the sampling programs carried out by Quintana and Mesa Exploration, and has returned lithium values in brine up to 100 ppm.

Permitting Status. Westwater Resources has applied for water rights with the Utah Division of Water Rights to facilitate production of any potential resource identified in the project area. The company is currently preparing exploration permits for 2018.

URANIUM PROPERTIES

Temrezli Project, Yozgat Province, Republic of Turkey

The Property. We acquired the Temrezli uranium project in November 2016. We control five licenses that make up the project area which were granted by the Turkish General Directorate of Mining Affairs under the 1985 Mining Law, as amended. The granted licenses cover an area of approximately 13,490 acres. We hold these licenses through the payment of fees to the Turkish government and the fulfillment of certain physical work obligations on an annual basis. Four of the licenses are classed as “Operating Licenses”, and a change in status to “Operating License” status is pending for the remaining two licenses. Uranium production from the licenses is subject to the payment of a sliding-scale royalty, ranging from 2% to 16% depending upon the sales price of uranium, as defined by Turkish mining law. The sliding-scale royalty payments are to be made to certain agencies of the local and Turkish governments. A further 1% royalty is payable to the General Directorate of Mining Affairs, who discovered the Temrezli uranium deposit.

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

Project Activities. An extensive program of diamond core and rotary drilling has been conducted, as well as comprehensive environmental and cultural resources surveys and a wide range of metallurgical testing on uranium mineralization. The result of this extensive an complicated work was the production of a Preliminary Feasibility Study, which defines many of the important design and operating aspects of the project. These reports rely upon experts in the field of uranium development and production using methods developed over decades of work.

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

Project Geology. Uranium at the Temrezli project occurs as a series of generally flat lying to gently dipping tabular mineralized bodies that are hosted in medium to coarse-grained nearshore marine sandstones at depths ranging from less than 200 feet to approximately 600 feet beneath the surface. Individual mineralized zones range from a the low 100s to about 1,000 feet in length, several 10s to 100 feet in width, and about 3 to approximately 30 feet in thickness. The mineralized zones are 100 feet or more beneath the local water table.

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

37

Şefaatli Project, Yozgat Province, Republic of Turkey

The Property. The Şefaatli Project was acquired in November 2016. We hold three exploration licenses in the project area. These licenses cover an area of approximately 25,113 acres. Two of the licenses are in advanced exploration license status. One license is on a pending operation license status.

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

Permitting Status. We hold permits for exploration and development drilling on the property of the mineralized zones.

San Antonio
10
35
37
Karnes County
District
Butler Ranch
Ray Point
District
Clay West
District
South Texas
Uranium
Province
Rosita
Processing Facility
Corpus
Christi
Vasquez
South Duval County
Mineral Belt
Kingsville Dome
Processing Facility
WWR Project
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

41

Kingsville Dome Project, Kleberg County, Texas:

The Property. The Kingsville Dome project is located in central Kleberg County, South Texas, approximately 35 miles southwest of the city of Corpus Christi and eight miles southeast of the town of Kingsville. The project is comprised of numerous mineral leases from private landowners, covering an area of approximately 2,434 gross and 2,227 net acres of mineral rights. The leases are held through the payment of annual rents, and the leases provide for the payment of production royalties, ranging from 6.25% to 9.375%, based upon uranium sales from the respective leases. The leases have expiration dates ranging from 2000 to 2007; however, we continue to hold most of these leases through our ongoing restoration activities. With a few minor exceptions, the leases contain clauses that permit us to extend the leases not held by production by payment of royalties ranging from $10 to $30 per acre.

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

Restoration and Reclamation. The Company completed the groundwater restoration program during 2013 and entered the required stabilization period. As a result, the Company did not incur any costs related to restoration and reclamation activities during 2017. During 2017, we conducted stability and standby care activities at the Kingsville Dome project, as required by our permits and licenses.

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

Permitting Status. A radioactive material license issued by the TCEQ is in timely renewal. On September 26, 2012, we filed the requisite application for renewal of our UIC permit, and on December 12, 2012, we filed an amendment to the application that would provide for resumption of uranium recovery activities. In June 2016, we requested to withdraw our UIC permit and resubmit at a later date. The request to withdraw was granted by the TCEQ in April 2017. As new areas are proposed for production, additional authorizations under the area permit would be required. The permit for the waste disposal well 248 (WDW248) was submitted for renewal to the TCEQ and we are in the public comment phase of the renewal process.

43

Rosita Project, Duval County, Texas

The Property. The Rosita project is located in north-central Duval County Texas, about 14 miles southeast of the town of Freer and 60 miles west-northwest of the city of Corpus Christi. Our property holdings consist of mineral leases from private landowners covering approximately 2,759 gross and net acres of mineral rights. The nearby Rosita South property (also known as the Cadena area) consists of mineral leases from private land owners on approximately 1,795 gross and 1,479 net acres. All of the leases for the Rosita and Rosita South areas provide for payment of sliding scale royalties that are based upon the price of uranium, ranging from 6.25% to18.25% of uranium sales produced from the leased lands. Under the terms of the leases the lands can be held after the expiration of their primary term and secondary terms, as long as we are carrying out restoration and reclamation activities. The leases have primary and secondary terms ranging from 2012 to 2016, and provisions to extend the leases beyond the initial terms. We hold these leases by payment of annual property rental fees ranging from $10 to $30 per acre.

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

History. Initial production of uranium from the Rosita project, utilizing the in-situ recovery (ISR) process, commenced in 1990, and continued until July 1999. During that time, we produced 2.64 million pounds of U3O8. Production was halted in July of 1999 due to depressed uranium prices, and resumed in June 2008. Technical difficulties, coupled with a sharp decline in uranium prices, led to the decision to suspend production activities in October, 2008, after the production of 10,200 pounds of U3O8. We have had no production from the Rosita project since that time.

Project Geology. Uranium mineralization at the Rosita project occurs as roll-fronts hosted in porous and permeable sandstones of the Goliad Formation, at depths ranging from 125 to 350 feet below the surface.

Restoration and Reclamation. The Rosita project is comprised of four TCEQ authorized production areas. Production areas 1 and 2 are depleted, and groundwater restoration has been completed to regulatory standards. Production areas 3 and 4 contain immaterial uranium reserves that have yet to be produced. Production areas 1 and 2 consist of seven wellfields whose groundwater has been restored by the circulation and processing of approximately 1.3 billion gallons of reverse osmosis treated water. In 2013 we completed the final phase of TCEQ required stabilization in production areas 1 and 2. The Company began plugging wells in production areas 1 and 2 in 2014 and completed those activities in 2016. TCEQ has accepted that plugging was completed in accordance with the approved closure plan. Remaining wells for other uses are being transferred or reclassified in order to complete closure of the two production areas. During 2017, the Company incurred costs relating to surface reclamation and standby of the aforementioned production areas. Surface reclamation is now underway and is expected to continue through the second quarter of 2018.

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

Restoration and Reclamation. We conducted restoration and reclamation activities at the Vasquez project through 2013, and since 2014 the project has been in the required groundwater stabilization period. On October, 8, 2017, We requested acknowledgement that restoration was completed and submitted the results of stability to the TCEQ. On, November 3, 2017, the TCEQ acknowledged completion of restoration. We notified the state of its intent to begin P&A activities for all production areas at the Vasquez site which commenced on December 4, 2017. P&A will continue into 2018 and surface reclamation will begin immediately after that is completed.

The Vasquez project consists of two authorized production areas. Production area 1 consists of five wellfields and production area 2 consists of two wellfields. At the end of 2013, groundwater restoration was completed at all wellfields in all production areas. In 2014, both production areas were placed into stability and remained in this status through November 2017. Groundwater restoration has been completed for the entire project. Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 640 million gallons of groundwater at the Vasquez project.

Permitting Status. A radioactive material license issued by the TCEQ is in timely renewal. On July 10, 2012 we filed the requisite application for renewal of our underground injection control permit. On September 23, 2014 the renewal was issued by the TCEQ. Vasquez UIC permit URO3050 was approved for a restoration range table amendment in 2016 and was approved on February 13, 2017.

47

Butler Ranch Project, Karnes County, Texas

The Property. We acquired the Butler Ranch project from Rio Grande Resources in 2014, as part of a larger property exchange with them. Our property is comprised of non-contiguous fee leases that cover an area of about 990 acres of mineral rights. We can hold the leases by payment of annual rental fees, ranging from $10 to $25 per acre. Each of the leases makes provision for the payment of royalties of 10% of sales to the property owners. During 2017, all of the Butler Ranch mineral leases were up for renewal. Several landowners opted not to renew, resulting in a drop of acreage from approximately 1,542 acres, to the current 990 acres.

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

Permitting Status. The Company has not applied for any exploration permits across the Butler Ranch project.

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

The Grants mineral belt is an approximately 100-mile-long northwesterly trending belt of sandstone-hosted uranium deposits that historically have been the largest source of uranium production in the United States. During the period of mining activity in the Grants mineral belt, generally between the early 1950s and the mid-1980s, more than 80 underground and open pit mines were developed and operated by several mining companies. At various times during the productive life of the Grants mineral belt, six uranium processing mills were built and operated by the Anaconda Company, Homestake Mining Company, Kerr-McGee, Phillips Petroleum, Sohio Western and United Nuclear.

Cebolleta Project

General. Our Cebolleta project is located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque. It is situated in the Laguna mining district, an area that has seen considerable uranium mining activity since the 1950s.

The Property. In March 2007, we entered into a lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a privately held land grant, to lease the Cebolleta property (the “Cebolleta Lease”), which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties ranging from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides us with the right to explore for, mine, and process uranium deposits present on the Cebolleta project. In February 2012, we entered into an amendment of the Cebolleta Lease (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2016. In addition, the date has been further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deductions to the recoverable reserve payment. In the fall of 2017, the Company negotiated a second amendment to the Cebolleta Lease that included a reduction of the advance royalty payment to $350,000 for three years, after which the payments return to the prior formula. Additionally, and for the duration of the agreement, the requirement for a feasibility report has been removed, the reserve payment has been eliminated in favor of a single payment of $4.0 million upon commencement of production and the gross proceeds royalty has been fixed at 5.75%.

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

Sohio Western Mining and Reserve Oil and Minerals carried out an extensive exploration drilling program on lands that comprise the northern part of the current Cebolleta project area, and subsequently discovered five discrete uranium deposits. Sohio developed one underground mine, and constructed a uranium processing mill on a nearby parcel of land in the early to mid-1970s. Sohio operated the mine and mill complex until it was shut down in 1981. There has been no uranium production from the property since 1981.

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

Project Activities. The Company completed a Technical Report for the Cebolleta project in April 2014. Based on the quantity and quality of the mineral resource, the Technical Report recommends the advancement of the Cebolleta project to a Preliminary Economic Assessment or scoping level study. The Cebolleta Technical Report recommended proceeding with the next step of “confirmation drilling” with the objective of raising the confidence levels of a significant portion of the mineral resources. Another recommendation in the Technical Report was to drill and develop an initial resource model and mineral resource estimate for the historic St. Anthony mine area. We are not contemplating any current work at Cebolleta.

Permitting Status. The Company does not hold any current exploration or mining permits for the Cebolleta project at this time. A previously held exploration permit for the project was closed out with the State of New Mexico in 2017.

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

The Property. The Juan Tafoya project is comprised of lands covering an area of approximately of 4,097 acres of fee (deeded) surface and mineral rights that are owned by the Juan Tafoya Land Corporation (“JTLC”) and 24 leases with private owners of small tracts covering a combined area of approximately 115 acres. The JTLC lease (the “JT Lease”) has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the Juan Tafoya project. Additionally, the JT Lease required: (i) an initial payment to JTLC of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the prevailing price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or their heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya project and (vii) funding of a scholarship program for the shareholders of the JTLC or their heirs. We are obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JT Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya project, or (c) the project is deemed uneconomical by an independent engineering firm. The Company’s most recent negotiations with JTLC, completed in the fall of 2017, allow for a reduction of advance royalty payments to $174,000 per annum for three years, after which they return to the original formula. Additionally, the gross proceeds royalty rate is fixed at 4% for the remainder of the agreement.

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

Accessibility. The Juan Tafoya project is located in west-central New Mexico, about 25 miles north of the town of Laguna. Access to the project area from Albuquerque is over a four lane Interstate highway (US I-40) to the town of Laguna (a distance of approximately 45 miles) and a paved two-lane highway (for a distance of 15 miles) to the village of Seboyeta and a further 16 miles over a well-maintained all-weather gravel road. Several private roads of varying quality cross the project lands and provide access to nearly all parts of the project area. Vehicle access to most parts of the Juan Tafoya project area is good, except for short periods following rain or snow storms.

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

Project Activities. A Technical Report was completed for the Juan Tafoya project in June 2014. The Technical Report concluded that the Juan Tafoya project was ready for the next stage of in-fill confirmation drilling to upgrade the mineral resources. The Technical Report recommended follow-up work in two phases:

●	Phase 1. Conduct a confirmation drilling program of approximately 35,000 feet in 16 holes; and

●	Phase 2. Prepare a Preliminary Economic Assessment including hydrogeological work, geotechnical analysis, conceptual mining methods study, and capital and operating costs, based upon the results of the Phase 1 work program.

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

Azarga Uranium Corp. Transaction, Custer and Fall River Counties, South Dakota

We hold a 30% net proceeds interest from future uranium production from certain unpatented lode mining claims, fee leases and state leases currently controlled by Azarga Uranium Corp. (formerly Powertech Uranium) (“Azarga”) in the Dewey-Burdock area, Custer and Fall River Counties, South Dakota. Prior to our acquisition of Neutron Energy Inc. (“Neutron”), Neutron transferred its property interests in the Dewey-Burdock area to Azarga for which Neutron received (i) a 30% net proceeds interest of future uranium production and sales from Neutron’s former lands in the Dewey-Burdock area, (ii) 327 acres of mining claims and state leases along with associated historical drilling data for properties situated near Edgemont, South Dakota, (iii) 4,117 acres of mining claims in the Ambrosia Lake mining district in New Mexico and (iv) 1,709 acres of mining claims and leases in the Shirley Basin area of Wyoming. Azarga has filed permit applications with the NRC and USEPA and submitted a Plan of Operation to the BLM for its Dewey-Burdock uranium ISR project.

Our former acreage in the Dewey-Burdock area that is subject to the 30% net proceeds interest payable to us consists of approximately 1,620 acres of unpatented lode mining claims and private leases within Azarga’s proposed Dewey-Burdock permit area and an additional 4,667 acres of prospective claims and leases elsewhere within their project permit area.

WORK COMPLETED ON PROPERTIES IN 2017

	Statement of Operations (1)			Balance Sheet
Property	Operating Expenses	Mineral Property Expenses	Impairment	Property, Plant & Equipment	Restoration Liability (2)	Total Expenditures
	(expressed in thousands of dollars)
Columbus Basin project	$-	$866	$-	$-	$-	$866
Railroad Valley project	-	238	-	-	-	238
Sal Rica project	-	93	-	-	-	93
Temrezli project	196	66	-	-	-	262
Rosita project	535	55	-	-	39	629
Kingsville Dome project	647	163	140		-	950
Vasquez project	524	97	-	-	58	679
Butler Ranch project	-	21	-	-	-	21
Cebolleta project	-	538	11,296	-	-	11,834
Juan Tafoya project	-	528	-	-	-	528
Other	-	17	-	-	-	17
	$1,902	$2,682	$11,436	$-	$97	$16,117

(1)	See Item 7—Management Discussion and Analysis below for discussion of 2017 mineral property expense charged to the Statement of Operations.

(2)	For description of 2017 reclamation activities at the Rosita and Vasquez projects, see discussion at Item 2—Properties above.

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2017 by location is as follows:

	Net Property, Plant and Equipment at December 31, 2017
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Net book value
Uranium plant	$-	$8,304	$-	$-	$8,304
Mineral rights and properties-Uranium	17,968	-	7,806	-	25,774
Other property, plant and equipment	11	1,109	-	211	1,331
Total net book value	$17,979	$9,413	$7,806	$211	$35,409

As noted in the table above, the Company’s most significant uranium property infrastructure is located in South Texas. The Company’s two licensed processing facilities are located at the Kingsville Dome project and at the Rosita project. The Kingsville Dome facility is currently capable of processing 800,000 pounds of U3O8 annually, expandable to 1.6 million pounds. The Kingsville Dome plant has a carrying value of $1.8 million. The Rosita facility is also currently capable of processing 800,000 pounds of U3O8 annually, and is also expandable to 1.6 million pounds. The Rosita plant is a newer facility and has a carrying value of $4.0 million. Each of these plants has been idle since 2009 and each will require approximately $0.8-$1.0 million of capital expenditures to return them to current productive capacity. The Company also has portable satellite ion exchange equipment at the Kingsville Dome project and the Rosita project with carrying values at December 31, 2017 of $1.7 million and $0.8 million, respectively. We are considering the relocation of our Rosita uranium processing plant to the Temrezli project in Turkey at such time as we begin developing Temrezli.

INSURANCE

Our properties are covered by various types of insurance including property and casualty, liability and umbrella coverage. We have not experienced any material uninsured or under insured losses related to our properties in the past and believe that sufficient insurance coverage is in place.

ITEM 3. LEGAL PROCEEDINGS

DISPUTE OVER KLEBERG SETTLEMENT AGREEMENT

On September 28, 2007, the Company’s Texas base subsidiary, URI, Inc. (“URI”), filed suit against Kleberg County in the 105th Judicial District Court, Kleberg County, Texas for declaratory relief interpreting the December 2004 Settlement Agreement between Kleberg County (the “County”) and URI as to the level of groundwater restoration URI agreed to achieve in Kingsville Dome production areas 1 and 2 and for recovery of URI’s legal fees and costs of the suit. The County filed a counterclaim alleging URI had breached the terms of the December 2004 Settlement Agreement, asked for a Declaratory Judgment and injunctive relief ordering URI to cure various alleged breaches of that agreement and asked that the County be awarded its legal fees and costs of the suit. On December 13, 2012, the Court ruled that URI is permitted to continue ISR operations in the Kingsville Dome project but must continue to restore Well I-11A to its previous use. The Court also ruled that URI breached the December 2004 Settlement Agreement when it tried to rely on 1987 data (in addition to original 1985 data) drawn from Well I-11 to establish clean-up standards applicable under the December 2004 Settlement Agreement for the well, and the Court awarded nominal damages in the amount of $20.00. On November 13, 2013, the Court ruled on attorney’s fees and found that neither URI nor the County was entitled to attorney’s fees.

On February 10, 2014, the County filed a notice of appeal on the merits judgment of December 13, 2012 and the attorney’s fee judgment on November 13, 2013. On February 12, 2014, URI cross-appealed on both the merits judgment and the attorney’s fees judgment. Following the submission of opening briefs, response briefs and reply briefs in the fall of 2014, on January 15, 2016 an oral hearing on the matter was held before the 13th Court of Appeals in Corpus Christi, Texas. On January 28, 2016, the 13th Court of Appeals issued a memorandum opinion that found in favor of Kleberg County on four issues: use of 1985 data as opposed to 1987 data to establish the clean-up standards for Well I-11 (upholding the trial court decision); an award of attorney fees to Kleberg County as a result of prevailing on that issue (reversing the trial court decision); requiring specific performance by URI to restore Well I-11 prior to mining in production area 3 (reversing the trial court decision); and requiring URI to restore production areas 1 and 2 using groundwater at a rate of 240 million gallons a year (reversing the trial court decision). In addition, the Court of Appeals opinion held in favor of URI on two issues: the applicability of and notice made by URI to invoke the force majeure provisions in the Settlement Agreement as regards groundwater restoration activities (upholding the trial court decision); and that URI provided Kleberg County with proper notice and substantial performance in accordance with the Settlement Agreement (upholding the trial court decision).

On March 14, 2016, URI filed a motion for rehearing and reconsideration en banc before the 13th Court of Appeals of Texas. URI argued that the Court should grant rehearing or reconsideration because its prior opinion, which added new terms to the 2004 Settlement Agreement, ignored established precedent and improperly violated the prohibition against consideration of extraneous matters when interpreting unambiguous contracts. On March 30, 2016, the 13th Court of Appeals denied the motion for rehearing en banc. On June 15, 2016, URI filed a petition for review with the Texas Supreme Court raising the issue of whether a court may alter the explicit terms of an unambiguous contract based on one party’s subjective belief regarding whether certain data meets the requirements of the contract as well as other related issues. On August 19, 2016, the Supreme Court requested Kleberg County to file a response, and on October 19, 2016, Kleberg County filed a response to the petition for review. On December 5, 2016, URI filed its reply pleading that addressed the arguments made by Kleberg County in its response pleading. On January 20, 2017, the Texas Supreme Court informed the parties that it would accept further briefing on the merits and set a briefing schedule that ran through March 28, 2017. Following the submittal of all the briefs by both parties, on June 23, 2017, the Texas Supreme Court granted the Petition for Review. On October 12, 2017 the Texas Supreme Court held an oral argument. URI has no indication as to when or how the Texas Supreme Court will rule on the matter.

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

STOCK PRICE INFORMATION

WWR’s common stock is traded on the NASDAQ Capital Market.

The following table sets forth the intraday high and low sales prices for our common stock as reported on the NASDAQ Capital Market for the periods indicated:

	Common Stock
Fiscal Quarter Ending	High	Low
December 31, 2017	$1.42	$.76
September 30, 2017	1.70	1.25
June 30, 2017	2.18	1.30
March 31, 2017	4.00	1.35
December 31, 2016	1.67	1.06
September 30, 2016	1.83	1.27
June 30, 2016	2.49	1.45
March 31, 2016	6.84	2.42

As of March 1, 2018, there were 406 holders of record of WWR’s common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the two years ended December 31, 2017, and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” above.

INTRODUCTION

WWR is an energy minerals exploration and development company. We are focused on expanding our energy minerals strategy, which includes developing our lithium business while maintaining optionality on the future rising uranium price with our significant uranium property holdings in the Republic of Turkey, Texas and New Mexico. Incorporated in 1977, WWR also owns an extensive information database of historic drill-hole logs, assay certificates, maps and technical reports for uranium properties located in the western United States.

We established our lithium business in 2016 and currently control mineral rights encompassing approximately 36,730 acres across three prospective lithium brine basins in Nevada and Utah. We are conducting exploration and geological evaluation of these properties in 2017 and 2018 for potential development of any lithium resources that may be discovered there.

The focus of our uranium business continues to be on advancing the Temrezli in-situ recovery (“ISR”) uranium project in central Turkey when uranium prices permit economic development of this project. We control extensive exploration properties in Turkey under eight exploration and operating licenses covering approximately 39,000 acres. In Texas, we have two licensed and currently idled uranium processing facilities and approximately 11,000 acres of prospective ISR uranium projects. In New Mexico, the Company controls mineral rights encompassing approximately 188,700 acres in the prolific Grants Mineral Belt, which is one of the largest concentrations of sandstone-hosted uranium deposits in the world.

RECENT DEVELOPMENTS

Agreement to Acquire Alabama Graphite

On December 13, 2017, the Company entered into an arrangement agreement to acquire all of the outstanding common shares of Alabama Graphite Corp. (“Alabama Graphite”) in an all-stock acquisition. Upon completion of the acquisition, former Alabama Graphite shareholders would own approximately 29.4% of the outstanding shares of the combined company based on the number of WWR and Alabama Graphite common shares outstanding as of February 26, 2018. The Westwater Board of Directors expects the acquisition to provide significant strategic and financial benefits to the Company’s stockholders, including participation in the value chain of critical minerals for the high growth battery market, operational efficiencies and improved access to capital. Closing of the acquisition remains subject to various conditions, including approval by AGC’s and the Company’s respective stockholders and approval by the Supreme Court of British Columbia.

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

On October 31, 2017, the Company announced that it has completed the Phase 1 exploration project at this project and reported the following results:

●	Three core holes were completed for a total of 3,870 ft. of drilling.

○	The maximum drilled depth was 1,680 ft.

○	Fluids with high total dissolved solids (TDS) were identified in all three holes.

●	In-house laboratory work performed at its Kingsville, Texas facility returned lithium concentrations of up to 43 parts per million (ppm) and boron concentrations of up to 173 ppm.

Planning is underway for a Phase 2 exploration program at the Project. As part of the Phase 2 program, Westwater has filed a Notice of Intent to drill in the Nina claim block and is evaluating the Phase 1 results and the results of drilling by Caeneus Minerals Ltd. on nearby lithium properties.

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

Westwater has commenced the permitting process with the U.S. Bureau of Land Management (“BLM”), and the State of Utah, to field an exploration program that optimizes project access and limits environmental disturbance, minimizes cost, and maximizes overall data quality.

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

Equity Financings

Confidentially Marketed Public Offering

On January 19, 2017, the Company completed a registered public offering for net proceeds of $8.9 million. The Company sold 1,399,140 shares of common stock at a price of $2.01 per share and 3,426,731 pre-funded warrants at a price of $2.00 per warrant. The warrants had an exercise price of $0.01. All of the pre-funded warrants have been exercised.

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

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into an at-the-market offer (the “ATM Offering”) with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission equal to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of March 1, 2018, the Company had sold 812,723 shares of common stock for net proceeds of $1.2 million under the ATM Offering. As a result, the Company had approximately $28.8 million remaining available for future sales under the ATM Offering. The Company’s previous ATM Offering with BTIG LLC was fully utilized as of December 31, 2016.

Common Stock Purchase Agreement (“CSPA”) with Aspire Capital

On September 25, 2017, the Company entered into the CSPA with Aspire Capital to place up to $22.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months. The Company will control the timing and amount of sales to Aspire Capital, and at a price based on market prices at that time. As consideration for Aspire Capital entering into the purchase agreement, the Company issued 880,000 shares of its common stock to Aspire Capital. The shares of common stock subject to the CSPA were registered pursuant to the Company’s effective shelf registration statement on Form S-3. The parties terminated the April 8, 2016 CSPA with Aspire Capital upon entering into the September 25, 2017 CSPA.

On September 27, 2017, pursuant to the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received net proceeds of $2.0 million. Additionally, on December 14, 2017, Aspire Capital purchased 150,000 shares of common stock for which the Company received net proceeds of $0.2 million. There were no other sales of common stock pursuant to the CSPA and as of March 1, 2018, $19.8 million of the aggregate $22.0 million remained available for future sales under the CSPA.

Laramide Asset Sale

On January 5, 2017, Laramide Resources Ltd. (“Laramide”) and the Company closed the sale of the Company’s wholly-owned subsidiary Hydro Resources, Inc., which held the Churchrock and Crownpoint projects, pursuant to a Share Purchase Agreement (the “Laramide SPA”). Under the terms of the Laramide SPA, as amended on December 5, 2016, the Company received the following consideration:

●	$2.5 million in cash, of which $250,000 was paid in advance on October 21, 2016;

●	$500,000 of Laramide common stock and warrants; and

●	a $5.0 million promissory note, secured by a mortgage over the Churchrock and Crownpoint projects. The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project. Principal payments of approximately $1.5 million are due and payable on January 5 in each of 2018, 2019 and $2.0 million on January 5, 2020. Interest is payable on a quarterly basis, provided however that no interest will be payable prior to the first principal payment in 2018. Laramide will have the right to satisfy up to half of each of these payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the VWAP for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due.

Laramide made the first required principal payment on the promissory note in January 2018, consisting of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares.

RCF Loan Retirement

On February 9, 2017, the Company repaid $5.5 million of principal plus accrued unpaid interest in cash to retire all of the obligations remaining under that certain loan agreement dated November 13, 2013 by and among the Company, certain of its subsidiaries and Resource Capital Fund V L.P. (“RCF”). In addition, on July 31, 2017, the Company and RCF terminated the Stockholders’ Agreement dated March 1, 2012, pursuant to which RCF had certain participation and Board rights.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the years ended December 31, 2017 and 2016 was $19.3 million and $19.6 million or $0.78 and $3.73 per share, respectively. The principal components of these year-over-year changes are as follows:

	For the year ended December 31,
	2017	2016
	(thousands of dollars)
Mineral property expenses	$(4,584)	$(3,248)
General and administrative	(6,614)	(7,650)
Acquisition related costs	(1,003)	-
Impairment of uranium properties	(11,436)	(1,673)
Other operating expenses	(1,181)	(727)
Non-operating income/(expenses)	5,530	(6,307)
Total	$(19,288)	$(19,605)

Mineral property expenses

Mineral property expenses for the year ended December 31, 2017 were $4.6 million, as compared with $3.2 million for the year ended December 31, 2016.

The following table details our mineral property expenses for the years ended December 31, 2017 and 2016.

	For the years ended December 31,
	2017	2016
	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome project	$-	$-
Rosita project	208	9
Vasquez project	113	-
Total restoration/recovery expenses	321	9

Standby care and maintenance expenses
Kingsville Dome project	647	612
Rosita project	327	298
Vasquez project	411	365
Temrezli project	196	498
Total standby care and maintenance expenses	1,581	1,773

Exploration and evaluation costs	812	486

Land maintenance and holding costs	1,870	980

Total mineral property expenses	$4,584	$3,248

For the year ended December 31, 2017, mineral property expenses increased by $1.3 million as compared with the corresponding period in 2016. This increase was due to increases in land maintenance and holding costs of $0.9 million, exploration and evaluation costs of $0.3 million, standby care and maintenance costs of $0.1 million and restoration and recovery expenses of $0.3 million. These increases were partially offset by decreases in costs at Temrezli of $0.3 million. These changes were the result of the following:

●	an increase of $0.9 million for land maintenance and holding costs related to deferral of the 2016 Juan Tafoya lease payment to 2017 due to lease negotiations and payment of BLM claim fees on the Railroad Valley lithium mineral property which was acquired in 2017;

●	an increase of $0.3 million for increased exploration related to lithium projects in Utah and New Mexico;

●	an increase of $0.1 million for increased standby care and maintenance costs for the Kingsville Dome, Rosita and Vasquez projects in south Texas;

●	an increase of $0.3 million for increased restoration and recovery expenses for Rosita and Vasquez projects in south Texas; and

●	A decrease of $0.3 million for decreased permitting and license costs for the Temrezli project in Turkey.

General and administrative expenses

Significant expenditures for general and administrative expenses for the years ended December 31, 2017 and 2016 were:

	For the year ended December 31,
	2017	2016
	(thousands of dollars)
Stock compensation expense	$101	$195
Salaries and payroll burden	2,480	3,055
Legal, accounting, public company expenses	2,816	3,129
Insurance and bank fees	524	525
Consulting and professional services	75	104
Office expenses	495	541
Other expenses	123	101
Total	$6,614	$7,650

General and administrative expenses decreased by approximately $1.0 million as compared with the corresponding period in 2016. This decrease was mostly due to the following:

●	a decrease in the Company’s salaries and payroll burden of $0.6 million, which was primarily the result of a lower head count in 2017 versus 2016;

●	a decrease in legal, accounting, public company expenses of $0.3 million, which was primarily due to lower public company costs in 2017 because of one less shareholders’ meeting and one less director during the year; and

●	a decrease in stock-based compensation expense of $0.1 million as there were fewer awards outstanding during most of 2017.

Acquisition related expenses

During 2017, we incurred acquisition related legal and accounting costs of $1.0 million associated with the Alabama Graphite Corp. acquisition. We also advanced $0.8 million to Alabama Graphite pursuant to the Arrangement Agreement and Loan Agreement as of December 31, 2017.

Impairment of uranium properties

During 2017 and 2016, we recorded impairments of $11.4 million and $1.7 million, respectively, to reduce the carrying value of certain uranium properties. Due to continued declining uranium prices in 2017, substantially all of the 2017 impairment charges related to the Company’s Cebolleta/Juan Tafoya project as the carrying value exceeded the project’s cash flows on an undiscounted and discounted basis. The net carrying value of the Cebolleta/Juan Tafoya project after impairment was $7.8 million at December 31, 2017. The 2016 impairment charges consisted of $0.9 million relating to the termination of the Sejita Dome, Nell and Jack Pump projects, $0.2 million relating to physical deterioration at the Kingsville Dome project, and $0.6 million relating to the determination that the Company’s investment in the Butler Ranch project was not recoverable.

Non-operating income and expenses

Disposal of Hydro Resources, Inc.

On January 5, 2017, Laramide and the Company closed the sale of the Company’s wholly-owned subsidiary HRI, which holds the Churchrock and Crownpoint projects, pursuant to a Share Purchase Agreement (the “Laramide SPA”). Under the terms of the Laramide SPA, executed on April 7, 2016 and amended on December 5, 2016, the Company received the following consideration:

●	$2.5 million in cash, of which $0.25 million was paid on October 21, 2016;

●	2,218,333 shares of Laramide common stock and 2,218,333 Laramide common stock purchase warrants. Each common stock purchase warrant entitles the Company to purchase one share of common stock of Laramide at a price of CDN$0.45 for a period of 60 months from the date of closing;

●	a $5.0 million promissory note, secured by a mortgage over the projects. The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project. Principal payments of approximately $1.5 million are due and payable on January 5 in each of 2018 and 2019, with the balance of $2.0 million due and payable on January 5, 2020. Interest is payable on a quarterly basis, provided however that no interest will be payable until March 31, 2018. Laramide will have the right to satisfy up to half of each of these principal payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due;

●	a retained 4.0% Net Smelter Return Royalty (“NSR Royalty”) on the Churchrock project; and

●	an option to purchase Laramide’s La Sal project and La Jara Mesa projects which expired on January 5, 2018.

The divestiture of HRI was accounted for as an asset disposal and the non-cash consideration received from Laramide was recorded at fair value. The fair value of the shares of Laramide common stock received was determined using the closing share price of Laramide’s stock on January 5, 2017. The fair value of the common stock purchase warrants was determined using the Black-Scholes method on April 27, 2017, which was the date that Laramide’s stockholders approved the issuance of the warrants. The fair value of the notes receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%. The Company did not record a separate fair value for the options as the exercise of the options would reduce the amount outstanding under the notes receivable. Due to the high degree of uncertainties surrounding future mine development and minerals prices, as well as limited marketability, the Company determined the fair value of the NSR Royalty to be nil. The following gain was included in our Statement of Operations and was determined using the fair value amounts of the purchase consideration less the carrying value of the Churchrock project:

(thousands of dollars)
Total consideration received	$6,525
Carrying value of Churchrock project	(2,123)
Carrying value of other plant and equipment	(31)
Accounts payable	1
Asset retirement obligation	105
Royalty payable on Churchrock project	450
Gain on disposal of HRI	$4,927

Interest Income/(Expense)

Interest income of $0.6 million for the year ended December 31, 2017 consisted of accrued interest receivable of $0.2 on the Laramide Note and amortization of $0.5 million on the discount on the Laramide Note. These amounts were partially offset by interest expense of $0.1 million for the amortization of the debt discount and establishment fee. Interest expense of $2.6 million for the year ended December 31, 2016 consisted of interest of $0.7 million payable to RCF, amortization of the debt discount of $1.8 million and amortization of the establishment fee of $0.1 million.

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

Commitment Fees

Commitment fees expense of $0.3 million for the twelve months ended December 31, 2016 was the result of the Company’s issuance of 75,000 shares of common stock to Aspire Capital on February 4, 2016 as consideration for Aspire Capital entering into the Option Agreement. The shares had a fair value of $4.44 per share.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $11.6 million for the year ended December 31, 2017, as compared with $12.3 million for the year ended December 31, 2016. The decrease of $0.7 million in cash used is primarily due to a decrease in cash used for accounts payable of $1.8 million in 2017, which was mostly offset by an increase of $1.0 million in acquisition related expenses in 2017.

Investing Activities

Net cash provided by investing activities was $1.0 million for the year ended December 31, 2017, as compared with $0.2 million for the same period in 2016. For the 2017 period, the Company received $2.0 million for the sale of the Hydro Resources, Inc. properties, advanced $0.8 million to Alabama Graphite Corp. as part of the Arrangement agreement and had purchases of equipment of $0.1 million. For the 2016 period, the Company received $0.2 million from the sale of short-term investments.

Financing Activities

Net cash provided by financing activities was $11.0 million for the year ended December 31, 2017. During 2017 we received net cash proceeds of $15.5 million from equity financings completed in January, February and September 2017, respectively. Additionally, $1.0 million was received from the sale of common stock sold through the Company’s ATM Offering. This increase was offset by the repayment of $5.5 million outstanding under the RCF Loan.

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

Liquidity and Capital Resources

At December 31, 2017, the Company had working capital of $3.9 million, which along with the anticipated funding from the financing agreements described below is expected to provide it with the necessary liquidity through March 31, 2019. At December 31, 2016, the Company had a working capital deficit of $4.2 million. The increase in working capital of $8.1 million for 2017 was primarily due to the following:

●	the completion of three equity offerings in January 2017, February 2017 and September 2017 for net proceeds of $8.9 million, $4.5 million and $2.0 million respectively, as further described under “Recent Developments”;

●	the completion of the sale of the Company’s wholly-owned subsidiary HRI to Laramide on January 5, 2017. Upon completion, the Company received (i) $2.2 million in cash, (ii) a $5.0 million promissory note, of which $1.5 million was paid in January 2018, partly in cash and partly in Laramide common shares, (iii) 2,218,333 shares of Laramide’s common stock which had a fair value of $0.9 million at December 31, 2017 and (iv) 2,218,333 common stock purchase warrants which had a fair value of $0.5 million at December 31, 2017. Details regarding this transaction are discussed in Note 3 to the accompanying condensed consolidated financial statements; and

●	the repayment of the $5.5 million outstanding balance under the RCF Loan (defined in Note 7 to the accompanying condensed consolidated financial statements.)

Also during 2017, the Company entered into the following financing agreements and anticipates funding from these sources to sustain operations through March 31, 2019:

●	Controlled Equity Offering Sales Agreement with Cantor

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $30.0 million of which approximately $28.8 million is available for future sales as of March 1, 2018. The Company is unable to sell shares of its common stock through the ATM Offering on dates that it places shares with Aspire Capital through its CSPA, as discussed below.

●	Common Stock Purchase Agreement with Aspire

On September 25, 2017, the Company entered into a CSPA with Aspire Capital to place up to $22.0 million in the aggregate of its common stock over a term of 30 months. Upon execution of the CSPA, the Company issued 880,000 shares of common stock to Aspire Capital as a commitment fee. The Company cannot sell in excess of 5,033,677 shares of common stock, the Exchange Cap, including the 880,000 commitment shares, unless (i) stockholder approval is obtained, or (ii) the average price paid for all shares issued under the CSPA (including the 880,000 commitment shares) is equal to or greater than $1.38. As of March 1, 2018, the Company has dollar capacity of $19.8 million of common stock available for future sales, limited to the current Exchange Cap of 2.6 million shares of common stock unless conditions (i) or (ii) above are met. See Note 10 to the accompanying consolidated financial statements for further details.

The Company believes that the ATM Offering and the CSPA, along with its existing working capital balance, will provide it with the necessary liquidity to fund operations through March 31, 2019. The Company will also continue to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

Property, Plant and Equipment

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected U3O8 prices (considering current and historical prices, trends and related factors), production levels, operating costs of production, availability and cost of capital and restoration and reclamation costs, based upon the projected remaining future uranium production from each project. The significant assumptions used in determining the future cash flows for our uranium properties and uranium plant assets at December 31, 2017 included an average long-term U3O8 price of $41.34 per pound and average operating costs and capital expenditure costs based on third-party and internal cost estimates. Estimates and assumptions used to assess recoverability of our long-lived assets and measure fair value of our uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of our long-lived assets. Events that could result in the impairment of our long-lived assets include, but are not limited to, decreases in the future U3O8 prices, decreases in the estimated recoverable minerals and any event that might otherwise have a material adverse effect on our costs.

During 2017 and 2016, we recorded impairments of $11.4 million and $1.7 million, respectively, to reduce the carrying value of property, plant and mine equipment. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of uranium properties upon acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Shareholders and the Board of Directors of

Westwater Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Westwater Resources, Inc. (formally known as Uranium Resources, Inc.) and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwater Resources, Inc. and subsidiaries as of December 31, 2017, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Denver, Colorado

March 1, 2018

We have served as the Company’s auditor since November 16, 2017.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS – (CONTINUED)

To the Board of Directors and Stockholders

Uranium Resources, Inc.

We have audited the accompanying consolidated balance sheets of Westwater Resources, Inc. (formally known as Uranium Resources, Inc.) and subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwater Resources, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

March 2, 2017

WESTWATER RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

	Notes	December 31, 2017	December 31, 2016
ASSETS

Current Assets:
Cash and cash equivalents		$4,054	$3,309
Marketable securities	4	1,361	-
Notes receivable - current	3,4	1,750	-
Prepaid and other current assets		668	602
Total Current Assets		7,833	3,911

Property, plant and equipment, at cost:
Property, plant and equipment		101,187	112,964
Less accumulated depreciation and depletion		(65,778)	(66,048)
Net property, plant and equipment	5	35,409	46,916

Restricted cash		3,668	3,964
Notes receivable, non-current	3,4	3,328	-
Long-term assets held for sale	4	-	2,123
Total Assets		$50,238	$56,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable		$538	$610
Accrued liabilities		2,352	1,981
Convertible loan net of discount	6	-	5,431
Current portion of asset retirement obligations	7	1,078	121
Total Current Liabilities		3,968	8,143

Asset retirement obligations, net of current portion	7	4,653	4,668
Other long-term liabilities	8	500	500
Long-term liabilities related to assets held for sale	4	-	555
Total Liabilities		9,121	13,866

Commitments and Contingencies	6,7,8,12,14

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value; Issued shares - 27,790,324 and 16,675,419, respectively Outstanding shares - 27,782,299 and 16,667,394, respectively	9	28	17
Paid-in capital	9,10	297,250	280,191
Accumulated other comprehensive gain		287	-
Accumulated deficit		(256,190)	(236,902)
Less: Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders’ Equity		41,117	43,048

Total Liabilities and Stockholders’ Equity		$50,238	$56,914

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

		For the Year Ended December 31,
	Notes	2017	2016

Operating Expenses:
Mineral property expenses	5	$(4,584)	$(3,248)
General and administrative		(6,614)	(7,650)
Acquisition related costs		(1,003)	-
Accretion of asset retirement obligations	7	(1,039)	(480)
Depreciation and amortization		(142)	(247)
Impairment of uranium properties	5	(11,436)	(1,673)
Total operating expenses		(24,818)	(13,298)

Non-Operating Income/(Expenses):
Loss on extinguishment of convertible debt	6	(39)	(3,322)
Interest income (expense)	4,6	614	(2,800)
Commitment fees		-	(333)
Gain on disposal/exchange of uranium properties	4	4,927	-
Other income/(expense), net		28	148
Total other income/(expense)		5,530	(6,307)

Net Loss		$(19,288)	$(19,605)

Other Comprehensive Loss
Unrealized fair value increase (decrease) on available-for-sale securities		$287	$(49)
Transfer to realized gain upon sale of available-for-sale securities		-	116
Comprehensive Loss		$(19,001)	$(19,538)

BASIC AND DILUTED LOSS PER SHARE		$(0.78)	$(3.73)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		24,736,955	5,251,954

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

	Common Stock		Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	(Loss) Gain	Deficit	Stock	Total

Balances, January 1, 2016	4,522,186	$5	$258,096	$(67)	$(217,297)	$(258)	$40,479
Net loss	-	-	-	-	(19,605)	-	(19,605)
Common stock issued, net of issuance costs	8,930,061	9	13,940	-	-	-	13,949
Common stock issued for extinguishment of convertible debt	2,487,562	3	5,820	-	-	-	5,823
Common stock issued for settlement of accounts payable	214,991	-	850	-	-	-	850
Common stock issued for purchase of lithium properties	100,000	-	132				132
Common stock issued for loan interest	83,000	-	304	-	-	-	304
Common stock issued for commitment fees	315,000	-	856	-	-	-	856
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	14,594	-	195	-	-	-	195
Minimum withholding taxes on net share settlements of equity awards	-	-	(2)	-	-	-	(2)
Unrealized holding gain on available-for-sale securities	-	-	-	67	-	-	67
Balances, December 31, 2016	16,667,394	$17	$280,191	$-	$(236,902)	$(258)	$43,048
Net loss					(19,288)		(19,288)
Common stock issued, net of issuance costs	9,926,396	10	15,311	-	-	-	15,321
Common stock issued for settlement of accounts payable	177,700	-	325	-	-	-	325
Common stock issued for purchase of lithium properties	100,000	-	110	-	-	-	110
Common stock issued for commitment fees	880,000	1	1,213	-	-	-	1,214
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	38,834	-	101	-	-	-	101
Minimum withholding taxes on net share settlements of equity awards	-	-	(1)	-	-	-	(1)
Unrealized holding gain on available-for-sale securities	-	-	-	287	-	-	287
Balances, December 31, 2017	27,790,324	$28	$297,250	$287	$(256,190)	$(258)	$41,117

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION

(expressed in thousands of dollars)

		For the Year Ended December 31,
	Notes	2017	2016

Operating Activities:
Net loss		$(19,288)	$(19,605)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	7	1,039	480
Decrease in restoration and reclamation accrual	7	(97)	(54)
Amortization of debt discount	6	30	1,839
Amortization of convertible loan establishment fee	6	-	100
Amortization of note receivable discount	3,4	(744)	-
Amortization of non-cash investor relations fee		250	-
Depreciation and amortization		142	247
Stock compensation expense	10	101	195
Common stock issued as payment of commitment fees		-	333
Common stock issued as payment of accounts payable		25	-
Common stock issued for lithium property acquisition		-	278
Impairment of uranium properties	5	11,436	1,673
Gain on disposal of fixed assets		(1)	-
Gain on sale of uranium properties	4	(4,963)	-
Loss on extinguishment of convertible debt	6	39	3,322
Loss on sale of marketable securities		-	116
Effect of changes in operating working capital items:
Decrease in receivables		5	89
Decrease in prepaid and other current assets		(22)	53
Increase/(decrease) in payables, accrued liabilities and deferred credits		445	(1,375)
Net Cash Used In Operating Activities		(11,603)	(12,309)

Cash Flows From Investing Activities:
Purchases of equipment		(100)	(26)
Proceeds from disposal of mineral properties, net	4	1,950	-
Proceeds from disposal of property, plant and equipment		1	-
Proceeds from the sale of other short-term assets		-	247
Note advances for Alabama Graphite Corp. acquisition		(833)	-
Net Cash Provided By Investing Activities		1,018	221

Cash Flows From Financing Activities:
Payments on borrowings		(5,500)	-
Issuance of common stock, net	9	16,535	14,472
Payment of minimum withholding taxes on net share settlements of equity awards		(1)	(2)
Net Cash Provided By Financing Activities		11,034	14,470

Net increase in cash, cash equivalents and restricted cash		449	2,382
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		7,273	4,891
Cash, Cash Equivalents and Restricted Cash, End of Period		$7,722	$7,273

Cash Paid During the Period for:
Interest		$130	600
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Common stock issued for payment of accounts payable	9	325	850
Common stock issued for payment of loan interest	6,9	-	304
Common stock issued for payment of commitment fees	9	1,214	523
Total Non-Cash Investing and Financing Activities for the Period		$1,539	$1,677

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Corporate Name

Effective August 21, 2017, the Company changed its name from “Uranium Resources, Inc.” to “Westwater Resources, Inc.” The name change was made pursuant to Section 242 of the Delaware General Corporation Law and did not affect the rights of the Company’s security holders.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and include the accounts of WWR and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Mineral Properties

Mineral rights acquisition costs are capitalized when incurred, and exploration costs are expensed as incurred. When we determine that a mineral right can be economically developed in accordance with U.S. GAAP, the costs then incurred to develop such property will be capitalized. During the periods that our facilities are not in production, depletion of our mineral interests, permits, licenses and development properties is suspended as the assets are not in service. If mineral properties are subsequently abandoned or impaired, any non-depleted costs will be charged to loss in that period.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Property, Plant and Equipment

Other property, plant and equipment consisted of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation on other property is computed based upon the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Gain or loss on disposal of such assets is recorded as other income or expense as such assets are disposed.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	For the years ended December 31,
(thousands of dollars)	2017	2016
Cash and cash equivalents	$4,054	$3,309
Restricted cash - pledged deposits for performance bonds	3,668	3,964
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,722	$7,273

Funds deposited by the Company for collateralization of performance obligations are not available for the payment of general corporate obligations and are not included in cash equivalents. Restricted cash consists of pledged certificates of deposit and money market accounts. The bonds are collateralized performance bonds required for future restoration and reclamation obligations related to our South Texas production properties.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, restricted cash and short-term investments. U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

●	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

●	Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2017 and 2016, and indicates the fair value hierarchy:

	December 31, 2017
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$1,361	$-	$-	$1,361
Total current assets recorded at fair value	$1,361	$-	$-	$1,361
Non-current Assets
Restricted cash	$3,668	$-	-	$3,668
Total non-current assets recorded at fair value	$3,668	$-	$-	$3,668

	December 31, 2016
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Non-current Assets
Restricted cash	3,964	-	-	3,964
Total assets recorded at fair value	$3,964	$-	$-	$3,964

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

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share

Basic loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive. At December 31, 2017 and 2016, we had 648,404 and 745,841, respectively, in potentially dilutive securities.

Foreign Currency

The functional currency for the companies recently acquired in the Anatolia Transaction was determined to be the U.S. dollar upon completion of the acquisition since our newly acquired foreign subsidiaries are direct and integral components of WWR and are dependent upon the economic environment of WWR’s functional currency. Accordingly, we have translated our monetary assets and liabilities at the period-end exchange rate and the non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period loss.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Upon adopting ASU 2014-15, the Company prepared an annual assessment of its ability to continue as a going concern.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, which will require that a statement of cash flows explain the change during period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU applies to all entities and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. Upon adopting ASU 2016-18, the Company has included the restricted cash amount in its beginning-of-period and end-of-period reconciliations of cash on its statement of cash flows and has removed restricted cash releases of $0.3 million and $0.1 million from the investing activities section of the cash flow statement for years ended December 31, 2017 and 2016, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the less is a short-term lease or a land lease for mineral properties. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. Currently, the only leases we hold are for equipment and office space. We have gathered the necessary information for proper disclosure of the leases once the ASU is effective. We will continue to monitor any new leases to ensure that we have all the information necessary to handle the transition to the new standard and properly report the transactions. We do not anticipate the new standard will affect our net income materially, but will result in additional fixed assets and the related lease liabilities.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU” 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 31, 2017, including interim periods within that reporting period. Early application is not permitted. We have reviewed our contracts as well as our procedures and do not anticipate any changes in the manner or timing which we reflect our revenues. The Company had no revenues during 2017 or 2016.

2. LIQUIDITY

At December 31, 2017, the Company had working capital of $3.9 million, which along with the anticipated funding from the financing agreements described below is expected to provide it with the necessary liquidity through March 31, 2019. At December 31, 2016, the Company had a working capital deficit of $4.2 million. The increase in working capital of $8.1 million for 2017 was primarily due to the following:

●	the completion of three equity offerings in January 2017, February 2017 and September 2017 for net proceeds of $8.9 million, $4.5 million and $2.0 million respectively, as further described under “Recent Developments”;

●	the completion of the sale of the Company’s wholly-owned subsidiary HRI to Laramide on January 5, 2017. Upon completion, the Company received $2.2 million in cash, a $5.0 million promissory note, of which $1.5 million was paid in January 2018, 2,218,333 shares of Laramide’s common stock which had a fair value of $0.9 million at December 31, 2017 and 2,218,333 common stock purchase warrants which had a fair value of $0.5 million at December 31, 2017. Details regarding this transaction are discussed in Note 4 to the accompanying condensed consolidated financial statements; and

●	the repayment of the $5.5 million outstanding balance under the RCF Loan (discussed in Note 7 to the accompanying condensed consolidated financial statements.)

Also during 2017, the Company entered into the following financing agreements and anticipates funding from these sources to sustain operations through March 31, 2019:

●	Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $30.0 million of which approximately $28.8 million is available for future sales as of March 1, 2018. The Company is unable to sell shares of its common stock through the ATM Offering on dates that it places shares with Aspire Capital through its CSPA, as discussed below.

●	Common Stock Purchase Agreement

On September 25, 2017, the Company entered into a CSPA with Aspire Capital to place up to $22.0 million in the aggregate of its common stock over a term of 30 months. Upon execution of the CSPA, the Company issued 880,000 shares of common stock to Aspire Capital as a commitment fee. The Company cannot sell in excess of 5,033,677 shares of common stock, the Exchange Cap, including the 880,000 commitment shares, unless (i) stockholder approval is obtained, or (ii) the average price paid for all shares issued under the CSPA (including the 880,000 commitment shares) is equal to or greater than $1.38. As of March 1, 2018, the Company has dollar capacity of $19.8 million of common stock available for future sales, limited to the current Exchange Cap of 2.6 million shares of common stock unless conditions (i) or (ii) above are met. See Note 10 to the accompanying consolidated financial statements for further details.

The Company believes that the ATM Offering and the CSPA, along with its existing working capital balance, will provide it with the necessary liquidity to fund operations through March 31, 2019. The Company will also continue to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. NOTES RECEIVABLE

Alabama Graphite Corp. Note Receivable

In conjunction with the proposed acquisition of with Alabama Graphite Corp., on December 13, 2017, the Company executed a secured convertible non-revolving line of credit agreement (the “Alabama Graphite Loan”), whereby the Company agreed to provide up to USD $2,000,000 to Alabama Graphite for the purpose of funding operations until the merger could be finalized. As of December 31, 2017, the Company has advanced $833,744 on the Loan for principal and accrued interest. Under the terms of the Alabama Graphite Loan, the maturity date was June 30, 2018 and it carries a 3% annual interest rate (payable in shares of Alabama Graphite or cash at the Company’s discretion). The Company can convert the Alabama Graphite Loan into shares of Alabama Graphite common stock at any time prior to the maturity date.

Should the merger be terminated or in the event of a change of control, the Alabama Graphite Loan would become due and payable immediately. The Alabama Graphite Loan is secured against all the assets of Alabama Graphite Corp. and Alabama Graphite Company, Inc.

Upon closing of the pending merger, the Alabama Graphite Loan will become part of the consideration paid for the acquisition and ultimately part of the purchase price allocation to the assets and liabilities of the acquired company. Due to the expected inclusion in the acquisition purchase price, it has been classified as a non-current asset at December 31, 2017.

Laramide Note Receivable

As part of the consideration for the sale of Hydro Resources, Inc., (discussed in Note 4 below), the Company holds a $5.0 million promissory note, secured by a mortgage over the Churchrock and Crownpoint projects. The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project. Principal payments of approximately $1.5 million are due and payable on January 5 in each of 2018 and 2019, with the balance of $2.0 million due and payable on January 5, 2020. Interest is payable on a quarterly basis, provided however that no interest will be payable until March 31, 2018. Laramide will have the right to satisfy up to half of each of these principal payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due. The fair value of the notes receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.

The following tables show the notes receivable, accrued interest and unamortized discount on the Company’s notes receivable as of December 31, 2017. The Company had no notes receivable at December 31, 2016.

	December 31, 2017
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide – current	$1,500	$250	$-	$1,750
Subtotal Notes Receivable – current	$1,500	$250	$-	$1,750

Non-current Assets
Notes receivable – Laramide – non-current	$3,500	$-	$(1,005)	$2,495
Notes receivable – Alabama Graphite Corp.	832	1	-	833
Subtotal Notes Receivable – non-current	$4,332	$1	$(1,005)	$3,328
Total Notes Receivable – current and non-current	$5,832	$251	$(1,005)	$5,078

Laramide made the first required principal payment on the promissory note in January 2018, consisting of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS AND DISPOSALS

Acquisition of Lithium Properties

On June 20, 2017, the Company acquired its third lithium exploration project through the staking of 9,270 acres of federal placer mining claims within the Railroad Valley of central Nevada. The Company incurred costs of $100,912 for the initial staking of these claims in 2017.

During 2016, the Company staked approximately 11,200 acres of placer mining claims covering a prospective target for lithium-enriched brines in the Columbus Salt Marsh area of west-central Nevada. The target area, known as the Columbus Basin project, is situated within a region of known lithium mineralization and is located approximately 45 miles west of Tonopah, Nevada. Additionally, on March 24, 2017, the Company’s wholly owned subsidiary Lithium Holdings Nevada LLC entered into an option agreement to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada. The claims adjoin a portion of the Company’s current property holdings at its Columbus Basin project, expanding the project area within the basin to approximately 14,200 acres. The Company has the right to conduct exploration activities on the claims during the one-year option period. Under the option agreement, the Company may acquire the mineral property claims on or before March 24, 2018 in exchange for 200,000 shares of its common stock and a 1% NSR Royalty on the claims. The Company paid $75,000 for this option, which has been included as exploration expense for the Columbus Basin project.

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

Under the terms of the Mesa SPA, the Company acquired a 100% interest in the Sal Rica project, subject to a 2% NSR Royalty, for the following consideration: (i) $50,000 cash paid to Mesa at closing; (ii) 100,000 shares of the Company’s common stock at closing; and (iii) 100,000 shares of the Company’s common stock in October 2017.

Disposal of Hydro Resources, Inc.

On January 5, 2017, Laramide and the Company closed the sale of the Company’s wholly-owned subsidiary HRI, which holds the Churchrock and Crownpoint projects, pursuant to a Share Purchase Agreement (the “Laramide SPA”). Under the terms of the Laramide SPA, executed on April 7, 2016 and amended on December 5, 2016, the Company received the following consideration:

●	$2.5 million in cash, of which $0.25 million was paid on October 21, 2016;

●	2,218,333 shares of Laramide common stock and 2,218,333 Laramide common stock purchase warrants. Each common stock purchase warrant entitles the Company to purchase one share of common stock of Laramide at a price of CDN$0.45 for a period of 60 months from the date of closing;

●	a $5.0 million promissory note, secured by a mortgage over the projects. The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project. Principal payments of approximately $1.5 million are due and payable on January 5 in each of 2018 and 2019, with the balance of $2.0 million due and payable on January 5, 2020. Interest is payable on a quarterly basis, provided however that no interest will be payable until March 31, 2018. Laramide will have the right to satisfy up to half of each of these principal payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due;

●	a retained 4.0% Net Smelter Return Royalty (“NSR Royalty”) on the Churchrock project, which royalty could have been repurchased by Laramide by January 5, 2018 for $4.95 million; and

●	an option to purchase Laramide’s La Sal project for $3.0 million and an option to purchase its La Jara Mesa project for $5.0 million, both of which expired on January 5, 2018. Any such exercise by the Company will first result in a reduction of the principal amount due under the promissory note with any remaining portions of the purchase price to be paid in cash by the Company.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the shares of Laramide’s common stock and common stock purchase warrants received were valued using Level 1 inputs of the fair value hierarchy and the fair value of the notes receivable was valued using Level 2 inputs, as defined in Note 1 above.

The Company recorded the following gain on disposal of uranium properties within its Consolidated Statement of Operations:

(thousands of dollars)
Total consideration received	$6,525
Carrying value of Churchrock project	(2,123)
Carrying value of other plant and equipment	(31)
Accounts payable	1
Asset retirement obligation	105
Royalty payable on Churchrock project	450
Gain on disposal of HRI	$4,927

5. PROPERTY, PLANT AND EQUIPMENT

	Net Property, Plant and Equipment at December 31, 2017
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Net book value
Uranium plant	$-	$8,304	$-	$-	$8,304
Mineral rights and properties-Uranium	17,968	-	7,806	-	25,774
Other property, plant and equipment	11	1,109	-	211	1,331
Total net book value	$17,979	$9,413	$7,806	$211	$35,409

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Net Property, Plant and Equipment at December 31, 2016
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Net book value
Uranium plant	$-	$8,459	$-	$-	$8,459
Mineral rights and properties-Uranium	17,968	-	19,102	-	37,070
Other property, plant and equipment	22	1,224	-	141	1,387
Total net book value	$17,990	$9,683	$19,102	$141	$46,916

Lithium Properties

Railroad Valley project

As discussed in Note 4 above, the Company staked approximately 9,270 acres of federal placer mining claims in June 2017 within the Railroad Valley of Central Nevada. We hold these claims through the payment of annual claim maintenance fees to the U.S. Bureau of Land Management. There are no royalty obligations associated with this project.

Columbus Basin project

As discussed in Note 4 above, the Company staked approximately 14,200 acres of unpatented placer mining claims in July and September 2016 in the Columbus Salt Marsh area of west-central Nevada. We hold these claims through the payment of annual claim maintenance fees to the U.S. Bureau of Land Management. There are no royalty obligations associated with this project.

Sal Rica project

As discussed in Note 4 above, the Company acquired approximately 9,900 acres of unpatented placer mining claims from Mesa. Additionally, subsequent to the purchase of these mining claims from Mesa, the Company staked an additional 3,360 acres of unpatented placer mining claims. We hold these claims through the payment of annual claim maintenance fees to the U.S. Bureau of Land Management. Additionally, the claims purchased from Mesa are subject to a 2% NSR royalty on future production. The remaining claims staked by the Company are not subject to any royalties or work commitments.

Uranium Properties

Temrezli project

As discussed in Note 4 above, the Temrezli project was acquired as part of the Anatolia Transaction. The Company controls five licenses that make up the Temrezli project area that were granted to our Turkey-based subsidiary Adur Madencilik Ltd Sti. by the Turkish General Directorate of Mining Affairs. The granted licenses cover an area of about 13,490 acres. We hold these licenses through the payment of fees to the Turkish government and the fulfillment of certain physical work obligations on an annual basis. Uranium production from the licenses is subject to the payment of a sliding scale royalty, ranging from 2% to 16% depending upon the sales price of uranium, as defined by Turkish mining law. The sliding scale royalty payments are to be made to certain agencies of the local and Turkish governments. A further 1% royalty is payable to the General Directorate of Mining Affairs, who discovered the Temrezli uranium deposit.

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

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rosita project

The Rosita project consists of mineral leases from private landowners on about 2,759 gross and net acres located in north-central Duval County, Texas. The Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net acres located in Duval County near the Company’s Rosita project. The leases provide for the payment to the landowners of sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. Under the terms of the leases, the lands can be held after the expiration of the primary and secondary terms, as long as are carrying out restoration and reclamation activities. The leases have primary and secondary terms ranging from 2012 to 2016, and provisions to extend the leases beyond the initial terms. We are holding these leases by payment of rentals ranging from $10 to $30 per acre.

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

Butler Ranch project

The Butler Ranch project was acquired as part of the Company’s Asset Exchange Agreement with Rio Grande Resources Corporation in November 2014. The property is comprised of fee leases that cover an area of about 990 acres of mineral rights. We can hold the leases by payment of annual rental fees, ranging from $10 to $25 per acre. Each of the leases makes provision for the payment of royalties of 10% of sales to the property owners. Leases have initial terms of 8 to 10 years and have provisions to “hold by drilling” and identifying uranium mineralization on the specific properties. During 2017, all of the Butler Ranch mineral leases were up for renewal. Several land owners opted not to renew, resulting in a drop of acreage from approximately 1,542 to the current 990.

Cebolleta project

In connection with the merger of Neutron (and its wholly-owned subsidiary Cibola Resources LLC (“Cibola”)) we acquired the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a privately held land grant, to lease the Cebolleta project, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties ranging from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides us with the right to explore for, mine, and process uranium deposits present on the Cebolleta project. In February 2012, we entered into an amendment of the Cebolleta Lease (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2016. In addition, the date has been further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deductions to the recoverable reserve payment. The most recent negotiations have resulted in a reduction of the advance royalty payment to $350,000 for three years, after which the payments return to the prior formula. Additionally, and for the duration of the agreement, the requirement for a feasibility report has been removed, the reserve payment has been eliminated in favor of a single payment of $4.0 million upon commencement of production and the gross proceeds royalty has been fixed at 5.75%.

Juan Tafoya project

In connection with the merger with Neutron we acquired the fee interest in 4,097 acres in northwestern New Mexico of fee (deeded) surface and mineral rights owned by the Juan Tafoya Land Corporation (“JTLC”) and 24 leases with private owners of small tracts covering a combined area of 115 acres.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The JTLC lease (the “JT Lease”) has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the Juan Tafoya project. Additionally, the JT Lease required: (i) an initial payment to JTLC of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the prevailing price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or their heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya project and (vii) funding of a scholarship program for the shareholders of the JTLC or their heirs. We are obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JT Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya project, or (c) the project is deemed uneconomical by an independent engineering firm. The Company intends to negotiate with the JTLC on the terms for the continuation of the JT Lease. Our most recent negotiations, completed in the fall of 2017, allow for a reduction of advance royalty payments to $174,000 per annum for three years, after which they return to the original formula. Additionally, the gross proceeds royalty rate is fixed at 4% for the remainder of the agreement.

Impairment of Property, Plant and Equipment

The Company recorded the following impairment charges for 2017 and 2016 related to its uranium projects and processing facilities:

	For the years ended December 31,
	2017	2016
	(thousands of dollars)
Kingsville Dome project	$140	$160
Butler Ranch project	-	579
Sejita Dome project	-	534
Nell project	-	209
Jack Pump project	-	191
Cebolleta/Juan Tafoya project	11,296	-
Total Impairment	$11,436	$1,673

The significant assumptions used in determining the future cash flows for our uranium properties and uranium plant assets at December 31, 2017 included an average long-term U3O8 price of $41.34 per pound and average operating costs and capital expenditure costs based on third-party and internal cost estimates. Estimates and assumptions used to assess recoverability of our long-lived assets and measure fair value of our uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of our long-lived assets. Events that could result in the impairment of our long-lived assets include, but are not limited to, decreases in the future U3O8 prices, decreases in the estimated recoverable minerals and any event that might otherwise have a material adverse effect on our costs.

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

The Company’s recorded impairment charge for 2017 of $11.3 million on its Cebolleta/Juan Tafoya project was the result of declining uranium prices as the carrying value exceeded the projects cash flows on an undiscounted and discounted basis. The net carrying value of the Cebolleta/Juan Tafoya project after impairment is $7.8 million at December 31, 2017.

The Company’s recorded impairment charge for 2017 and 2016 of $0.1 million and $0.2 million, respectively, on its Kingsville Dome project was due to the physical deterioration of its processing plant equipment resulting from the plant’s idled status and its proximity to the Texas coastline.

The Company’s recorded impairment charge for 2016 of $0.6 million on its Butler Ranch project was the result of declining uranium prices. During 2016, the carrying value exceeded the projects cash flows on an undiscounted and discounted basis. As a result, the entire carrying value of the Butler Ranch project was written to nil as it was determined that the entire investment was unrecoverable.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s recorded impairment charges for 2016 of $0.5 million on its Sejita Dome project, $0.2 million on its Nell project and $0.2 million on its Jack Pump project were the result of WWR’s Board of Directors and management determining that exploration results indicated that these projects should be terminated.

Mineral Property Expenses

During the years ending December 31, 2017 and 2016, the Company’s mineral property expenses were $4.6 million and $3.2 million, respectively. Included within mineral property costs are standby costs for our three idled South Texas ISR projects along with holding, exploration and evaluation costs for all properties. The Company spent the following amounts for each of its material properties:

	For the year ended December 31,
	2017	2016
	(thousands of dollars)
Temrezli project, Turkey	$261	$498
Total Turkey projects	261	498

Kingsville Dome project, Texas	810	779
Rosita project, Texas	590	402
Vasquez project, Texas	572	461
Butler Ranch project, Texas	21	12
Other projects, Texas	50	94
Total Texas projects	2,043	1,748

Crownpoint project, New Mexico	-	5
Churchrock project, New Mexico	-	20
Cebolleta project, New Mexico	538	138
Juan Tafoya project, New Mexico	528	47
Other projects, New Mexico	14	5
Total New Mexico projects	1,080	215

Columbus Basin project, Nevada	866	232
Railroad Valley, Nevada	238	-
Other projects, Nevada	3	31
Total Nevada projects	1,107	263

Sal Rica project, Utah	93	524
Total Utah projects	93	524

Total expense for the period	$4,584	$3,248

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

WESTWATER RESOURCES, INC.

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

Changes to the Company’s asset retirement obligation are summarized below:

	December 31, 2017	December 31, 2016
	(thousands of dollars)
Balance, beginning of period	$4,789	$4,468
Liabilities settled	(97)	(54)
Accretion expense	1,039	480
Balance, end of period	5,731	4,894
Less: Included in liabilities held for sale	-	(105)
Less: Current portion	(1,078)	(121)
Non-current portion	$4,653	$4,668

As of December 31, 2017, the Company’s asset retirement obligation was fully secured by surety bonds totaling $9.1 million, which were partially collateralized with restricted cash totaling $3.7 million.

8. OTHER LONG-TERM LIABILITIES

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2017	2016
	(thousands of dollars)
Royalties payable(1)	$500	$500
	$500	$500

(1)	Royalties payable were derived during prior years of production. Liabilities do not accrue interest or have a stated maturity date.

9. STOCKHOLDERS’ EQUITY

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

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission equal to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of March 1, 2018, the Company had sold 812,723 shares of common stock for net proceeds of $1.2 million under the ATM Offering. As a result, the Company had approximately $28.8 million remaining available for future sales under the ATM Offering. The Company’s previous ATM Offering with BTIG LLC (the “ATM Sales Agreement”) was fully utilized as of December 31, 2016.

Common Stock Purchase Agreement with Aspire Capital

On September 25, 2017, the Company entered into the CSPA with Aspire Capital to place up to $22.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months. The Company will control the timing and amount of sales to Aspire Capital, and at a price based on market prices at that time. As consideration for Aspire Capital entering into the purchase agreement, the Company issued 880,000 shares of its common stock to Aspire Capital. The shares of common stock subject to the CSPA were registered pursuant to the Company’s effective shelf registration statement on Form S-3. The parties terminated the April 8, 2016 CSPA with Aspire Capital upon entering into the September 25, 2017 CSPA.

On September 27, 2017, pursuant to the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received proceeds of $2.0 million. Additionally, on December 14, 2017, Aspire purchased 150,000 shares of common stock for which the Company received proceeds of $0.2 million. There were no other sales of common stock pursuant to the CSPA and as of March 01, 2018, $19.8 million of the aggregate $22.0 million remained available for future sales under the CSPA.

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

Registered Direct Offerings

On February 3, 2016, WWR and Aspire Capital entered into a stock purchase agreement whereby WWR sold 296,666 shares of its common stock in a registered direct offering for gross and net proceeds of $0.8 million. There were no underwriting discounts or placement agent fees.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 4, 2016, WWR and Aspire Capital completed a registered direct offering whereby WWR sold 375,000 shares of its common stock at a price of $2.17 per share and 200,000 pre-funded common stock purchase warrants at a price of $2.16 per warrant, which was paid at closing. Gross proceeds from the offering were $1.2 million, including $0.4 million from the sale of the pre-funded warrants. The warrants have an exercise price of $0.01 per share and a term of three years. On June 3, 2016, Aspire Capital exercised all outstanding common stock purchase warrants and the Company issued 200,000 shares of common stock to Aspire Capital as a result.

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

Common Stock Issued for Extinguishment of Debt

As discussed in Note 7, above, on December 5, 2016 the Company issued 2,487,562 shares of its common stock to Esousa in exchange for the retirement of $2.5 million in principal of the Company’s RCF Loan. The exchange was accounted for as an inducement and resulted in the Company recording a $5.8 million increase to additional paid in capital. This $5.8 million increase represents the $2.5 million principal amount that was extinguished and the $3.3 million loss recorded upon the extinguishment of the debt.

Common Stock Issued for RCF Loan Interest and Fees

As discussed in Note 6 above, unless RCF elects to receive cash, RCF receives common shares of the Company for the payment of interest owing on the RCF Loan. For the year ended December 31, 2016, the Company issued 38,086 shares of common stock for the payment of $0.2 million in accrued interest and fees.

On December 5, 2016, the Company issued 44,914 shares to Esousa for the payment of interest owing on the $2.5 million in principal amount of the RCF Loan that Esousa purchased from RCF. The fair value of the shares issued was $61,981 which has been included in interest expense.

Common Stock Issued for Purchase of Lithium Properties

As discussed in Note 5, above, the Company entered into the Mesa SPA on September 21, 2016 to acquire certain placer mining claims comprising the Sal Rica project. Under the terms of the Mesa SPA, the Company issued 100,000 shares of common stock with a fair value of $0.1 million to Mesa upon closing which occurred on October 19, 2016.

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

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units, restricted stock awards and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, the Company’s stockholders approved an amendment to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 1.0 million shares and re-approve the material terms of the performance goals under such plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is 1,000,000 shares of common stock, plus unissued shares under the prior plans. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee.

As of December 31, 2017, 561,232 shares of common stock were available for future issuances under the 2013 Plan. For the years ended December 31, 2017 and 2016, the Company recorded stock-based compensation cost of $0.1 million and $0.2 million, respectively, which has been included in general and administrative expense.

In addition, upon completion of the Anatolia Transaction, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy. The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548. The options and performance shares were issued with the same terms and conditions as were applicable prior to the Anatolia Transaction. As of December 31, 2017, there were 90,828 replacement options outstanding.

Bonus Shares

In March 2016, in accordance with the Company’s 2013 Plan, the Company awarded its executives bonuses that were paid out in common stock of the Company. The bonus shares were valued using the closing share price of the Company’s common stock on the date of grant. The bonus shares vested immediately and had a grant date fair value of $0.3 million.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company estimates forfeitures based on historical trends. There were no stock option grants during 2016.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	110,828	$18.24	326,424	$24.89
Granted	189,164	1.40	-	-
Expired	(13,818)	50.88	(210,872)	19.13
Canceled or forfeited	-	-	(4,724)	438.89
Stock options outstanding at end of period	286,174	$5.53	110,828	$18.24
Stock options exercisable at end of period	97,010	$13.59	110,723	$18.22

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock options outstanding and exercisable by stock option plan at December 31, 2017:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Stock Options Outstanding	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
2004 Plan	4,792	$35.14	4,792	$35.14
2004 Directors’ Plan	973	317.14	973	317.14
2013 Plan	189,581	1.48	417	35.88
Replacement Stock Options	90,828	9.09	90,828	9.09
	286,174	$5.53	97,010	$13.59

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

The following table summarizes RSU activity for the years ending December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Number of RSUs	Weighted- Average Grant Date Fair Value	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested RSUs at beginning of period	8,649	$43.71	32,699	$34.25
Granted	304,064	1.40	-	-
Forfeited	(34,845)	5.72	(7,627)	34.61
Vested	(98,971)	2.50	(16,423)	29.09
Unvested RSUs at end of period	178,897	$1.40	8,649	$43.71

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

The following table summarizes RSA activity during the years ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Number of RSAs	Weighted- Average Grant Date Fair Value	Number of RSAs	Weighted- Average Grant Date Fair Value
Unvested RSAs at beginning of period	-	$-	1,366	$40.01
Forfeited	-	-	(410)	44.84
Vested	-	-	(956)	37.94
Unvested RSAs at end of period	-	$-	-	$-

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FEDERAL INCOME TAXES

The Company recognizes future tax assets and liabilities for each tax jurisdiction based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates expected to be in effect when the taxes are paid or recovered. A valuation allowance is provided against net future tax assets for which the Company does not consider the realization of such assets to meet the required “more likely than not” standard.

The Company’s future tax assets and liabilities at December 31, 2017 and 2016 include the following components:

	December 31,
	2017	2016
	(thousands of dollars)
Deferred tax assets:
Non-Current:
Net operating loss carryforwards	$56,781	$85,995
Mineral properties	7,237	10,152
Accrued vacation	17	29
Reclamation provision	224	41
Capital loss carryforwards	1,013	618
Restoration reserves	980	1,623
Capitalized transaction costs	912	1,140
Other	4,123	4,072
Deferred tax assets	71,287	103,670
Valuation allowance	(68,121)	(99,548)
Net deferred tax assets	3,166	4,122
Deferred tax liabilities:
Non-Current:
Derivatives	(590)	(956)
Mineral properties, Turkey	(1,437)	(1,489)
Securities	(106)	-
Property, plant and equipment	(1,033)	(1,677)
Deferred tax liabilities	(3,166)	(4,122)

Net deferred tax asset (liability)	$-	$-

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2017	2016
	(thousands of dollars)
United States	$60,920	$92,448
Australia	5,187	5,187
Turkey	2,014	1,913
Total valuation allowance	$68,121	$99,548

The valuation allowance decreased $31.4 million from the year ended December 31, 2016 to the year ended December 31, 2017. There was an increase in the net deferred tax assets, primarily net operating loss carryforwards (“NOLs”), equity-based compensation and exploration spending on mineral properties. The decrease in net deferred tax assets resulted primarily from expiring US state net operating loss carryforwards and from US tax legislation signed into law on December 22, 2017. The Tax Cuts and Jobs Act (TCJA) reduced the US corporate tax rate to 21% for tax years beginning after December 31, 2017, resulting in a decrease in the net deferred tax assets.

Because we do not believe it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, we had U.S. net operating loss carryforwards of approximately $245 million, which expire from 2018 to 2037. As a result of the TCJA legislation, U.S. net operating losses generated in years ending after 2017 have an indefinite carryforward rather than the previous 20-year carryforward. This does not impact losses incurred in years ended in 2017 or earlier. The U.S. net operating loss carryforward included approximately $32.8 million in net operating loss carryforwards associated with the Neutron merger. At December 31, 2017, we had U.S. capital loss carryforwards of approximately $1.9 million, which expire from 2021 to 2022. In addition, at December 31, 2017, we had Australian net operating loss carryforwards of $13.5 million, including approximately $13.3 million associated with the Anatolia Transaction, which are available indefinitely, subject to continuing to meet relevant statutory tests, and net operating loss carryforwards in Turkey of approximately $1.7 million, which expire from 2018 to 2021.

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the U.S. net operating loss carryforwards. Following the issuance of the Company’s Common Stock in 2001, the Neutron merger in 2012 and the Anatolia Transaction in 2015, the ability to utilize the net operating loss carryforwards will be severely limited on an annual and aggregate basis. A formal Section 382 study is in process; however, the actual usage of US net operating loss carryforwards has not been determined. Similar limitations apply to the state net operating loss carryforwards related to the Neutron acquisition.

For financial reporting purposes, loss from operations before income taxes consists of the following components:

	For the calendar year ended December 31,
	2017	2016
	(thousands of dollars)
United States	$(18,782)	$(18,798)
Australia	(1)	(158)
Turkey	(505)	(649)
	$(19,288)	$(19,605)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2017	2016
	(thousands of dollars)
Net loss	$(19,288)	$(19,605)
Statutory tax rate	34%	34%
Tax recovery at statutory rate	(6,558)	(6,666)
Foreign tax rate	71	2,073
Change in US tax rates	37,233	-
Mineral property adjustments	-	(6,709)
Capital loss carryforward adjustment	(44)	-
Operating loss carryforward adjustment	710	6,707
Nondeductible write-offs	15	1,250
Change in valuation allowance	(31,427)	3,345
Income tax expense (recovery)	$-	$-

We do not have any uncertain tax positions. Should we incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of the interest expense and operating expense, respectively.

Westwater Resources, Inc., and its wholly owned subsidiaries, files in the U.S. federal jurisdiction and various state jurisdictions. Anatolia Energy Limited and Anatolia Uranium Pty Ltd file in the Australian jurisdiction and Adur Madencilik files in the Turkish jurisdiction.

The years still open for U.S. audit are generally the current year plus the previous three. However, because we have NOLs carrying forward, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax losses carried forward to open years.

Certain 2016 amounts have been reclassified to conform to the 2017 presentation.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

Environmental Considerations

The Company’s uranium recovery operations are subject to federal and state regulations for the protection of the environment, including water quality. Future closure and reclamation costs are provided for as each pound of uranium is produced on a unit-of-production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are compliant with current environmental regulations.

Sales Contracts

In March 2006, the Company first amended its sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one- half of our actual production from our properties in Texas currently owned or hereafter acquired by the Company (excluding two specifically identified large ranch properties in South Texas). Uranium deliveries from the inception of the contracts through December 31, 2016 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

13. GEOGRAPHIC AND SEGMENT INFORMATION

We currently operate in two reportable segments, which are uranium and lithium mining activities, including exploration, standby operations and restoration and reclamation activities. As a part of these activities, the Company also explores, evaluates and, if warranted, permits uranium and lithium properties. At December 31, 2017, the long-term assets located in the United States totaled $24 million or 58% of our total long-term assets of $42 million. We reported no revenues during the years ended December 31, 2017 and 2016.

The reportable segments are those operations whose operating results are reviewed by the Chief Executive Officer to make decisions about resources to be allocated to the segment and assess its performance provided those operations pass certain quantitative thresholds. Operations whose revenues, earnings or losses or assets exceed or are expected to exceed 10% of the total consolidated revenue, earnings or losses or assets are reportable segments. Information about current assets and liabilities of the segment has not been provided because the information is not used to assess performance.

Non-mining activities and other administrative operations are reported in the Corporate column. The table below provides a breakdown of the long-term assets by geographic segments:

	December 31, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Total
Net property, plant and equipment	$211	$35,198	$-	$35,409
Restricted cash	-	3,668	-	3,668
Notes receivable, non-current	834	2,494	-	3,328
Total long-term assets	$1,045	$41,360	$-	$42,405

	December 31, 2016
(thousands of dollars)	Corporate	Uranium	Lithium	Total
Net property, plant and equipment	$141	$46,775	$-	$46,916
Restricted cash	-	3,964	-	3,964
Long-term assets held for sale	-	2,123	-	2,123
Total long-term assets	$141	$52,862	$-	$53,003

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of our operating results by geographic segments for the years ended December 31, 2017 and 2016. All intercompany transactions have been eliminated.

	Year Ended December 31, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Total
Statement of Operations
Mineral property expenses	$-	$3,383	$1,201	$4,584
General and administrative	4,783	1,831	-	6,614
Acquisition related expenses	1,003	-	-	1,003
Accretion of asset retirment costs	-	1,039	-	1,039
Depreciation and amortization	5	137	-	142
Impairment of Uranium properties	-	11,436	-	11,436
	5,791	17,826	1,201	24,818
Loss from operations	(5,791)	(17,826)	(1,201)	(24,818)
Other income (expense)	585	4,944	1	5,530
Loss before taxes	$(5,206)	$(12,882)	$(1,200)	$(19,288)

	Year Ended December 31, 2016
(thousands of dollars)	Corporate	Uranium	Lithium	Total
Statement of Operations
Mineral property expenses	$-	$2,441	$807	$3,248
General and administrative	5,573	2,077	-	7,650
Accretion of asset retirment costs	-	480	-	480
Depreciation and amortization	8	239	-	247
Impairment of Uranium properties	-	1,673	-	1,673
	5,581	6,910	807	13,298
Loss from operations	(5,581)	(6,910)	(807)	(13,298)
Other income (expense)	(6,339)	32	-	(6,307)
Loss before taxes	$(11,920)	$(6,878)	$(807)	$(19,605)

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SUBSEQUENT EVENTS

Alabama Graphite Corp. Acquisition

On December 13, 2017, the Company announced that it had entered into a definitive agreement (the “Arrangement Agreement”) with Alabama Graphite Corp. (“Alabama Graphite”), a corporation listed on the TSX Venture Exchange in Toronto (Canada), pursuant to which it is proposed that WWR will acquire all the issued and outstanding securities of Alabama Graphite (the “Acquisition”).

The Acquisition will be by way of a court-approved Plan of Arrangement pursuant to the Business Corporations Act (British Columbia) whereby each issued and outstanding share of Alabama Graphite will be purchased by WWR in exchange for 0.08 of one WWR common share.

Holders of common share purchase warrants and stock options of Alabama Graphite will receive replacement warrants and options issued by WWR. Upon the closing of this transaction the current shareholders of Alabama Graphite will hold approximately 30% of the issued and outstanding shares of WWR.

In addition, on December 13, 2017, the Company agreed to provide a secured loan to Alabama Graphite for up to US$2.0 million to fund Alabama Graphite’s working capital, to pay outstanding trade accounts payable and to provide sufficient operating funds to enable Alabama Graphite to carry on its business until the closing of the Acquisition. The secured loan bears interest at the rate of 3% per annum, is secured by the assets of Alabama Graphite and its subsidiary and is convertible into common shares of Alabama Graphite at WWR’s election using a conversion price of $0.0878, which was determined by calculating the volume-weighted average price (“VWAP”) of the Common Shares for the five trading days immediately following the initial public announcement of the Acquisition (which occurred on December 13, 2017). As of March 1, 2018, the Company has advanced approximately US $1.3 million on the secured Alabama Graphite loan.

Should the Arrangement Agreement be terminated, the secured loan will become payable on June 30, 2018; however, if Alabama Graphite withdraws its support for the Acquisition and recommends a competing transaction, the secured loan becomes repayable immediately. The Arrangement Agreement remains subject to various shareholder and regulatory approvals.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This evaluation was based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 1992. The Company is in the process of adopting the COSO 2013 framework, and management expects to complete the transition from the COSO 1992 framework to the 2013 framework in 2018. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the captions “Executives and Executive Compensation—Executive Officers,” “Proposal 2: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the captions “Executives and Executive Compensation,” “2017 Director Compensation,” “Corporate Governance— Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the captions “Ownership of WWR Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the captions “Corporate Governance—Director Independence” and “Corporate Governance— Related Party Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
1.1	Controlled Equity OfferingSM Sales Agreement, dated April 14, 2017, between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017).

2.1	Arrangement Agreement by and among Westwater Resources, Inc., 1143738 B.C. LTD. and Alabama Graphite Corp. dated as of December 13, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on January 12, 2018).

3.1	Restated Certificate of Incorporation of the Company, as amended through August 21, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

3.2	Amended and Restated Bylaws of the Company, as amended August 21, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

4.1	Registration Rights Agreement dated as of September 25, 2017, between the Company and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2017).

4.2	Form of options expiring November 28, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 6, 2016).

4.3	Form of options expiring October 8, 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 13, 2016).

4.4	Form of options expiring January 20, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 13, 2016).

4.5	Form of options expiring February 28, 2019 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 13, 2016).

4.6	Form of options expiring June 30, 2019 (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on November 13, 2016).

10.1*	Westwater Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).

10.2*	Amended and Restated 2004 Directors’ Stock Option Plan dated April 10, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Post- Effective Amendment No. 1 to Registration Statement on Form S-3 filed April 11, 2007, SEC File No. 333-133960)

10.3*	Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan dated April 1, 2010 (incorporated by reference to Exhibit 10.43.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.4*	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 23, 2017).

10.5*	Form of Restricted Stock Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

10.6*	Form of Non-Qualified Stock Option Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

10.7*	Form of Restricted Stock Unit Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

10.8*	Form of Deferred Stock Unit Agreement For Non-Employee Directors under the Company’s 2013 Omnibus0 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.9*	Employment Agreement, dated March 12, 2013, between the Company and Christopher M. Jones (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.10*	Employment Agreement, effective June 14, 2013, between the Company and Jeffrey L. Vigil (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.11*	First Amendment to Employment Agreement, effective May 22, 2017, between the Company and Jeffrey L. Vigil (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.12	Securities Purchase Agreement, dated as of February 16, 2017, between the Company and Aspire Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2017).

10.13	Common Stock Purchase Agreement, dated as of September 25, 2017, between the Company and Aspire Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 27, 2017).

10.14	Placement Agency Agreement, dated as of January 13, 2017, between the Company and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2017).

10.15	Loan Agreement by and among the Company, Alabama Graphite Corp. and Alabama Graphite Company, Inc. dated as of December 13, 2017 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.16	Promissory Note from Alabama Graphite Corp., dated as of December 13, 2017 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.17	Security Agreement by and among the Company, Alabama Graphite Corp. and Alabama Graphite Company, Inc. dated as of December 13, 2017 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.18	Pledge, Security and Subordination Agreement by and between the Company and Alabama Graphite Corp. dated as of December 13, 2017 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.19	Future Advance Mortgage, Assignment of Rents and Leases and Security Agreement made by Alabama Graphite Company, Inc. in favor of the Company, dated as of December 13, 2017 (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.20	Assignment of Leases and Agreements made by Alabama Graphite Company, Inc. in favor of the Company, dated as of December 13, 2017 (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.21	Form of Voting Agreement by and among 1143738 B.C. LTD., the Company and certain shareholders of Alabama Graphite Corp., each dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

21.1	Subsidiaries of the Registrant.

23.1	Consents of Independent Registered Public Accounting Firms.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K of Westwater Resources, Inc. for the year ended December 31, 2017, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2018

WESTWATER RESOURCES, INC.

By:	/s/ Christopher M. Jones
Christopher M. Jones, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Christopher M. Jones	March 1, 2018
Christopher M. Jones, President, Chief Executive Officer

/s/ Jeffrey L. Vigil	March 1, 2018
Jeffrey L. Vigil, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Terence J. Cryan	March 1, 2018
Terence J. Cryan, Chairman

/s/ Marvin K. Kaiser	March 1, 2018
Marvin K. Kaiser, Director

/s/ Tracy D. Pagliara	March 1, 2018
Tracy D. Pagliara, Director

/s/ Patrick N. Burke	March 1, 2018
Patrick N. Burke, Director

