Form 10-Q
period 2018-03-31
WESTWATER RESOURCES, INC.
filed 2018-05-10
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

                                (303) 531-0416

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	42,279,775 as of May 7, 2018

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

25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

25

ITEM 4.  MINE SAFETY DISCLOSURES.

25

ITEM 5.  OTHER INFORMATION.

25

ITEM 6.  EXHIBITS.

25

SIGNATURES

26

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)
		March 31,	December 31,
	Notes	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents		$ 1,637	$ 4,054
Marketable securities	4	605	1,361
Notes receivable – current	3	1,795	1,750
Prepaid and other current assets		683	668
Total Current Assets		4,720	7,833

Property, plant and equipment, at cost:
Property, plant and equipment		101,146	101,187
Less accumulated depreciation, depletion and impairment		(65,771)	(65,778)
Net property, plant and equipment	5	35,375	35,409

Restricted cash		3,668	3,668
Notes receivable – non-current	3	2,548	3,328
Total Assets		$ 46,311	$ 50,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 1,000	$ 538
Accrued liabilities		1,595	2,352
Current portion of asset retirement obligations	7	936	1,078
Total Current Liabilities		3,531	3,968

Asset retirement obligations, net of current portion	7	4,787	4,653
Other long-term liabilities and deferred credits		500	500
Total Liabilities		8,818	9,121

Commitments and Contingencies	11

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 28,831,409 and 27,790,324, respectively
Outstanding shares – 28,823,384 and 27,782,299, respectively	8	29	28
Paid-in capital	8,9	297,981	297,250
Accumulated other comprehensive (loss) income		(650)	287
Accumulated deficit		(259,609)	(256,190)
Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		37,493	41,117

Total Liabilities and Stockholders' Equity		$ 46,311	$ 50,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)

		Three Months Ended March 31,
	Notes	2018	2017

Operating Expenses:
Mineral property expenses	6	$ (782)	$ (769)
General and administrative expenses		(1,805)	(1,668)
Acquisition related costs	13	(755)	-
Accretion of asset retirement obligations	7	(134)	(132)
Depreciation and amortization		(34)	(38)
Total operating expenses		(3,510)	(2,607)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities		(93)	-
Loss on extinguishment of convertible debt		-	(39)
Gain on disposal of uranium properties		-	4,422
Interest income	3	174	52
Other income/(expense), net		10	17
Total other income		91	4,452

Net (Loss)/Income		$ (3,419)	$ 1,845
Other Comprehensive (Loss)/Income
Unrealized fair value (decrease)/increase on available-for-sale securities		(937)	430
Comprehensive (Loss)/Income		$ (4,356)	$ 2,275

BASIC AND DILUTED (LOSS)/INCOME PER SHARE		$ (0.12)	$ 0.09
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		27,967,842	21,601,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)

		Three Months Ended March 31,
	Notes	2018	2017

Operating Activities:
Net (loss)/income		$ (3,419)	$ 1,845
Reconciliation of net (loss) income to cash used in operations:
Accretion of asset retirement obligations	7	134	132
Amortization of debt discount		-	30
Amortization of notes receivable discount		(168)	(175)
Loss on extinguishment of convertible debt		-	39
Loss on sale of marketable securities		93	-
Costs incurred for restoration and reclamation activities	7	(142)	(14)
Depreciation and amortization		34	38
Stock compensation expense	9	81	22
Gain on disposal of uranium properties		-	(4,422)
Amortization of non-cash investor relations fees		-	25
Effect of changes in operating working capital items:
Increase in receivables		-	(5)
Increase in prepaid and other current assets		(14)	(151)
Decrease in payables, accrued liabilities and deferred credits		(295)	(651)
Net Cash Used In Operating Activities		(3,696)	(3,287)

Cash Flows From Investing Activities:
Proceeds from the sale of securities, net		475	-
Proceeds from disposal of property, plant and equipment		-	1,950
Proceeds from note receivable		750	-
Note advances for Alabama Graphite Corp. acquisition		(597)	-
Net Cash Provided By Investing Activities		628	1,950

Cash Flows From Financing Activities:
Payments on borrowings		-	(5,500)
Issuance of common stock, net	8	651	13,388
Payment of minimum withholding taxes on net share settlements of equity awards		-	(1)
Net Cash Provided By Financing Activities		651	7,887

Net (decrease)/increase in cash, cash equivalents and restricted cash		(2,417)	6,550
Cash, cash equivalents and restricted cash, beginning of period		7,722	7,273
Cash, Cash Equivalents and Restricted Cash, End of Period		$ 5,305	$ 13,823

Cash paid during the period for:
Interest		$ 3	$ 227

Supplemental Non-Cash Information for Investing and Financing Activities:
Securities received for payment of notes receivable - Laramide		$ 750	$ -
Securities received for asset disposal - Laramide		$ -	$ 568

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2018	27,790,324	$ 28	$ 297,250	$ 287	$ (256,190)	$ (258)	$ 41,117
Net loss	-	-	-	-	(3,419)	-	(3,419)
Common stock issued, net of issuance costs	1,040,095	1	650	-	-	-	651
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	990	-	81	-	-	-	81
Unrealized holding loss on marketable securities	-	-	-	(937)	-	-	(937)
Balances, March 31, 2018	28,831,409	$ 29	$ 297,981	$ (650)	$ (259,609)	$ (258)	$ 37,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” or “WWR”), formerly known as Uranium Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s 2017 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2018.

Recently Adopted Accounting Pronouncements

 In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, which will require that a statement of cash flows explain the change during a period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU applies to all entities and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. Upon adopting ASU 2016-18, the Company has included the restricted cash amount in its beginning-of-period and end-of-period reconciliations of cash on its statement of cash flows and has removed restricted cash releases of $23,000 from the investing activities section of the cash flow statement for the three months ended March 31, 2017.

 In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01), Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business when determining whether a company has acquired or sold a business. The ASU applies to all entities and is effective for annual periods ending after December 15, 2017, and interim periods thereafter, with early adoption permitted under certain circumstances. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

Recently Issued Accounting Pronouncements

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease or a land lease for mineral properties. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. Currently, the only affected leases the Company holds are for equipment, office space and storage space. The Company has gathered the necessary information for proper disclosure of the leases once the ASU is effective. The Company will continue to monitor any new leases to ensure that it has all the information necessary to handle the transition to the new standard and properly report the transactions. The Company does not anticipate the new standard will affect its net income materially, but will result in additional fixed assets and the related lease liabilities.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	For the three months ended March 31,
(thousands of dollars)	2018	2017
Cash and cash equivalents	$ 1,637	$ 9,882
Restricted cash - pledged deposits for performance bonds	3,668	3,941
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$ 5,305	$ 13,823

Funds deposited by the Company for collateralization of performance obligations are not available for the payment of general corporate obligations and are not included in cash equivalents.  Restricted cash consists of pledged certificates of deposit and money market accounts. The bonds are collateralized performance bonds required for future restoration and reclamation obligations related to the Company’s South Texas production properties.

Notes Receivable

These assets are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market.  Assets with lives beyond one year are carried at amortized cost using the effective interest method less any provision for impairment. Assets with lives under a year are undiscounted and carried at full cost. Management monitors these assets for credit quality and recoverability on a quarterly basis, including the value of any collateral. If the value of the collateral, less selling or recovery costs, exceeds the recorded investment in the asset, no impairment costs would be recorded.

2. LIQUIDITY

At March 31, 2018, the Company had working capital of $1.2 million, which along with the anticipated funding from the financing agreements described below is expected to provide it with the necessary liquidity through June 30, 2019.  At December 31, 2017, the Company had working capital of $3.9 million.  The decrease in working capital of $2.7 million for the three months ended March 31, 2018 was primarily due to the following:

•

acquisition related costs incurred for the Alabama Graphite Corp. (“Alabama Graphite”) acquisition of $0.8 million.

•

loan advances to Alabama Graphite to fund their operating and transaction costs of $0.6 million.

•

a decrease of $0.8 million in the fair value of Laramide Resources Ltd. (“Laramide”) securities as of March 31, 2018.

During 2017, the Company entered into the following financing agreements and anticipates funding from these sources to sustain operations through June 30, 2019:

•

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $30.0 million (the “ATM Offering”), of which approximately $28.6 million is available for future sales as of May 7, 2018.  The Company is unable to sell shares of its common stock through the Controlled Equity Offering Sales Agreement on dates that it places shares with Aspire Capital through its CSPA, as discussed below.

•

Common Stock Purchase Agreement

On September 25, 2017, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”) to place up to $22.0 million in the aggregate of its common stock over a term of 30 months.  Upon execution of the CSPA, the Company issued 880,000 shares of common stock to Aspire Capital as a commitment fee.  The Company cannot sell in excess of 5,033,677 shares of common stock, including the 880,000 commitment shares (“Exchange Cap”), unless (i) stockholder approval is obtained, or (ii) the average price paid for all shares issued under the CSPA (including the 880,000 commitment shares) is equal to or greater than $1.38.  In addition, the Company cannot sell shares under the CSPA when the closing sales price for its common stock on the Nasdaq Capital Market is less than $0.25 per share. As of May 7, 2018, the Company has dollar capacity of $18.7 million of common stock available for future sales, limited by the Exchange Cap to the issuance of no more than an additional 2.7 million shares of common stock unless conditions (i) or (ii) above are met. See Note 8 below for further details.

The Company believes that the ATM Offering and the CSPA, along with its existing working capital balance, will provide it with the necessary liquidity to fund operations through June 30, 2019.  The Company will also continue to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

3. NOTES RECEIVABLE

Alabama Graphite Corp. Note Receivable

In conjunction with its entry into the arrangement agreement to acquire Alabama Graphite, on December 13, 2017, the Company executed a secured convertible non-revolving line of credit agreement (the “Alabama Graphite Loan”), whereby the Company agreed to provide up to USD $2,000,000 to Alabama Graphite for the purpose of funding operations until the merger could be finalized. As of March 31, 2018, the Company had advanced $1,420,675 on the Alabama Graphite Loan and had accrued interest receivable of $10,554. With completion of the acquisition on April 23, 2018 (as discussed in Note 13), the Alabama Graphite Loan became an amount outstanding between the Company and its wholly owned subsidiary. As of April 23, 2018, the Company had advanced approximately USD $1.8 million in accordance with the Alabama Graphite Loan.  This represents the total advances prior to the closing of the acquisition. The Alabama Graphite Loan will be part of the consideration paid for the acquisition and ultimately part of the purchase price allocation to the assets and liabilities of the acquired company. Due to the expected inclusion in the acquisition purchase price, it has been classified as a non-current asset at March 31, 2018 and December 31, 2017.

Laramide Note Receivable

As part of the consideration for the sale of Hydro Resources, Inc., the Company currently holds a $3.5 million promissory note, secured by a mortgage over the Churchrock and Crownpoint projects. The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project. Principal payment of $1.5 million is due and payable on January 5, 2019, with the balance of $2.0 million due and payable on January 5, 2020. Interest is payable on a quarterly basis, provided however that no interest was payable until March 31, 2018. Laramide will have the right to satisfy up to half of each of these principal payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due. The fair value of the notes receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.

Laramide made the first required principal payment of $1.5 million on the promissory note in January 2018, consisting of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares. Also, Laramide made the first interest payment in April 2018 for approximately $0.3 million in cash.

The following tables show the notes receivable, accrued interest and unamortized discount on the Company’s notes receivable as of March 31, 2018 and December 31, 2017.

	March 31, 2018
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide – current	$1,500	$295	$-	$1,795
Subtotal Notes Receivable – current	$1,500	$295	$-	$1,795

Non-current Assets
Notes receivable – Laramide – non-current	$2,000	$-	$(883)	$1,117
Notes receivable – Alabama Graphite Corp.	1,420	11	-	1,431
Subtotal Notes Receivable – non-current	$3,420	$11	$(883)	$2,548
Total Notes Receivable – current and non-current	$4,920	$306	$(883)	$4,343

	December 31, 2017
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide – current	$1,500	$250	$-	$1,750
Subtotal Notes Receivable – current	$1,500	$250	$-	$1,750

Non-current Assets
Notes receivable – Laramide – non-current	$3,500	$-	$(1,005)	$2,495
Notes receivable – Alabama Graphite Corp.	832	1	-	833
Subtotal Notes Receivable – non-current	$4,332	$1	$(1,005)	$3,328
Total Notes Receivable – current and non-current	$5,832	$251	$(1,005)	$5,078

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

             The Company believes that the fair value of its assets and liabilities approximate their reported carrying amounts.  The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of March 31, 2018 and December 31, 2017 and indicate the fair value hierarchy.

	March 31, 2018
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$605	$-	$-	$605
Total current assets recorded at fair value	$605	$-	$-	$605
Non-current Assets
Restricted cash	$3,668	$-	-	$3,668
Total non-current assets recorded at fair value	$3,668	$-	$-	$3,668
	December 31, 2017
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$1,361	$-	$-	$1,361
Total current assets recorded at fair value	$1,361	$-	$-	$1,361
Non-current Assets
Restricted cash	$3,668	$-	-	$3,668
Total non-current assets recorded at fair value	$3,668	$-	$-	$3,668

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash.

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at March 31, 2018
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,304	$ -	$ -	$ 8,304
Mineral rights and properties	17,968	-	7,806	-	25,774
Other property, plant and equipment	10	1,089	-	198	1,297
Total	$ 17,978	$ 9,393	$ 7,806	$ 198	$ 35,375

	Net Book Value of Property, Plant and Equipment at December 31, 2017
(thousands of dollars)	Turkey	Texas	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,304	$ -	$ -	$ 8,304
Mineral rights and properties	17,968	-	7,806	-	25,774
Other property, plant and equipment	11	1,109	-	211	1,331
Total	$ 17,979	$ 9,413	$ 7,806	$ 211	$ 35,409

6. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31,
	2018	2017
	(thousands of dollars)
Temrezli project, Turkey	$ 79	$ 98
Total Turkey projects	79	98

Kingsville Dome project, Texas	251	262
Rosita project, Texas	197	112
Vasquez project, Texas	235	169
Other projects, Texas	6	1
Total Texas projects	689	544

Juan Tafoya project, New Mexico	6	6
Total New Mexico projects	6	6

Columbus Basin project, Nevada	2	117
Railroad Valley, Nevada	4	4
Total Nevada projects	6	121

Sal Rica project, Utah	2	-
Total Utah projects	2	-

Total expense for the period	$ 782	$ 769

7. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	March 31,	December 31,
	2018	2017
(thousands of dollars)
Balance, beginning of period	$ 5,731	$ 4,789
Liabilities settled	(142)	(97)
Accretion expense	134	1,039
Balance, end of period	5,723	5,731
Less: Current portion	(936)	(1,078)
Non-current portion	$ 4,787	$ 4,653

The Company is currently performing plugging and surface reclamation activities at its Rosita and Vasquez projects located in Duval County, Texas.  The Company’s current liability of $0.9 million consists of the estimated costs associated with current reclamation activities through March 2019 at the Company’s Rosita and Vasquez projects.

8. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into an at-the-market offer (the “ATM Offering”) with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission equal to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of May 7, 2018, the Company had sold 1,200,565 shares of common stock for net proceeds of $1.4 million under the ATM Offering. As a result, the Company had approximately $28.6 million remaining available for future sales under the ATM Offering. The Company’s previous ATM Offering with BTIG LLC was fully utilized as of December 31, 2016.

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

On September 27, 2017, pursuant to the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received net proceeds of $2.0 million. Additionally, on December 14, 2017, Aspire Capital purchased 150,000 shares of common stock for which the Company received net proceeds of $0.2 million. Finally, as of May 7, 2018, Aspire Capital had purchased 1,951,896 shares pursuant to the agreement for which the Company received net proceeds of $1.1 million. As of May 7, 2018, $18.7 million of the aggregate $22.0 million remained available for future sales under the CSPA, limited by the Exchange Cap to the issuance of no more than an additional 2.7 million shares of common stock unless (i) stockholder approval is obtained, or (ii) the average price paid for all shares issued under the CSPA (including the 880,000 commitment shares) is equal to or greater than $1.38.

9. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units, restricted stock awards and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the 2007 Restricted Stock Plan (the “2007 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, the Company’s stockholders approved an amendment to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 1.0 million shares and re-approve the material terms of the performance goals under such plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is 1,083,333 shares of common stock, plus unissued shares under the prior plans. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee.

As of March 31, 2018, 560,242 shares were available for future issuances under the 2013 Plan.  For the three months ending March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $81,000 and $22,000, respectively, which has been included in general and administrative expense.

In addition to the plans above, upon closing of the Company’s acquisition of Anatolia Energy Ltd in November 2015, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy Ltd.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Ltd. As of March 31, 2018, there were 85,233 replacement options outstanding.

Stock Options

The following table summarizes stock options outstanding and changes for the three-month periods ending March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	286,174	$ 5.53	110,828	$ 18.24
Expired	(5,595)	12.48	(5,583)	11.04
Stock options outstanding at end of period	280,579	$ 5.39	105,245	$ 18.62
Stock options exercisable at end of period	91,415	$ 13.65	105,139	$ 18.60

The following table summarizes stock options outstanding and exercisable by stock option plan at March 31, 2018:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	4,792	$ 35.14	4,792	$ 35.14
2004 Directors’ Plan	973	317.14	973	317.14
2013 Plan	189,581	1.48	417	35.88
Replacement Stock Options	85,233	8.87	85,233	8.87
	280,579	$ 5.39	91,415	$ 13.65

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

The following table summarizes RSU activity for the three-month periods ended March 31, 2018 and 2017:

	March 31,		March 31,
	2018		2017
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	178,897	$ 1.40	8,649	$ 43.71
Forfeited	(9,429)	1.40	-	-
Vested	-	-	(2,513)	31.32
Unvested RSUs at end of period	169,468	$ 1.40	6,136	$ 48.78

10. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Potentially dilutive shares of 633,380 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the quarter ended March 31, 2018.

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

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time.  We do not expect that such settlements will, individually or in the aggregate, have a material effect on its financial position, results of operations or cash flows.

12. GEOGRAPHIC AND SEGMENT INFORMATION

The Company currently operates in two reportable segments, which are uranium and lithium mining activities, including exploration, standby operations and restoration and reclamation activities.  As a part of these activities, the Company also explores, evaluates and, if warranted, permits uranium and lithium properties.  The Company’s long-term assets were $41.6 million and $42.4 million as of March 31, 2018 and December 31, 2017, respectively. The long-term assets located in the United States totaled $23.6 million or 57% and $24.4 million or 58% of total long-term assets as of March 31, 2018 and December 31, 2017, respectively.  The Company reported no revenues during the three months ended March 31, 2018 and March 31, 2017.

The reportable segments are those operations whose operating results are reviewed by the Chief Executive Officer to make decisions about resources to be allocated to the segment and assess its performance provided those operations pass certain quantitative thresholds.  Operations whose revenues, earnings or losses or assets exceed or are expected to exceed 10% of the total consolidated revenue, earnings or losses or assets are reportable segments.  Information about current assets and liabilities of the segments has not been provided because the information is not used to assess performance.

	March 31, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Total

Net property, plant and equipment	$ 198	$ 35,177	$ -	$ 35,375
Restricted cash	-	3,668	-	3,668
Notes receivable, non-current	1,431	1,117	-	2,548
Total long term assets	$ 1,629	$ 39,962	$ -	$ 41,591

	December 31, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Total

Net property, plant and equipment	$ 211	$ 35,198	$ -	$ 35,409
Restricted cash	-	3,668	-	3,668
Notes receivable, non-current	834	2,494	-	3,328
Total long term assets	$ 1,045	$ 41,360	$ -	$ 42,405

Non-mining activities and other administrative operations are reported in the Corporate column.  The table below provides a breakdown of the long-term assets by geographic segments as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Total
Statement of Operations
Mineral property expenses	$ -	$ 774	$ 8	$ 782
General and administrative	1,353	452	-	1,805
Acquisition related expenses	755	-	-	755
Accretion of asset retirement costs	-	134	-	134
Depreciation and amortization	1	33	-	34
	2,109	1,393	8	3,510
Loss from operations	(2,109)	(1,393)	(8)	(3,510)
Other income	81	10	-	91
Loss before taxes	$ (2,028)	$ (1,383)	$ (8)	$ (3,419)
	March 31, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Total
Statement of Operations
Mineral property expenses	$ -	$ 648	$ 121	$ 769
General and administrative	1,312	356	-	1,668
Accretion of asset retirement costs	-	132	-	132
Depreciation and amortization	1	37	-	38
	1,313	1,173	121	2,607
Loss from operations	(1,313)	(1,173)	(121)	(2,607)
Other (expense) income	(39)	4,491	-	4,452
Income (loss) before taxes	$ (1,352)	$ 3,318	$ (121)	$ 1,845

13. SUBSEQUENT EVENTS

Completion of the Acquisition of Alabama Graphite

On March 9, 2018, Alabama Graphite securityholders approved the arrangement agreement between the Company and Alabama Graphite and the plan of arrangement attached thereto, and on March 19, 2018, the Supreme Court of British Columbia granted orders approving the Alabama Graphite plan of arrangement. Further, on April 19, 2018, the Company’s stockholders also approved the issuance of Company securities for the acquisition.

Following customary Canadian regulatory approvals, the Company completed the acquisition on April 23, 2018, pursuant to which the Company acquired all of the issued and outstanding securities of Alabama Graphite by way of the acquisition, with Alabama Graphite surviving as a wholly owned subsidiary of the Company. In connection with the acquisition, each share of Alabama Graphite common stock issued and outstanding as of 12:01 a.m. on April 23, 2018, Pacific Daylight Time (the “Record Date”) was converted to 0.08 shares of common stock, par value $0.001 per share, of the Company. The Company issued 11,625,210 total shares of its common stock upon completion. Pursuant to the terms of the arrangement agreement, Alabama Graphite’s unlisted warrants and options outstanding as of the Record Date were assumed by the Company and converted into unlisted warrants and options to purchase shares of Company common stock on substantially the same terms and conditions as were applicable to such Alabama Graphite unlisted warrants and option, with appropriate adjustments based upon the same exchange ratio. As a result of the completion of the acquisition, the Company owns 100% of the outstanding stock of Alabama Graphite.

The Company will account for the transaction as an acquisition. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, the initial purchase accounting has not been completed. As such, it is not practicable for the Company to disclose: (i) the allocation of purchase price to assets acquired and liabilities assumed, and (ii) pro forma revenues and earnings of the combined company for the quarter ended March 31, 2018. The Company will provide this information in its second quarter Form 10-Q for the three and six months ended June 30, 2018. There are $755,339 in acquisition-related costs included in general and administrative expenses for the three-month period ending March 31, 2018.  In addition, upon completion of the acquisition, the Alabama Graphite Loan will be incorporated into the final purchase price accounting and therefore will be eliminated.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of WWR for the three months ended March 31, 2018 has been prepared based on information available to us as of May 10, 2018. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2017 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

INTRODUCTION

WWR is an energy minerals exploration and energy-related materials development company. The Company’s battery materials projects include lithium and graphite mineral properties. We established our lithium business in 2016 and currently control mineral rights encompassing approximately 36,730 acres across three prospective lithium brine basins in Nevada and Utah. We continue exploration and geological evaluation of these properties in 2018 for potential development of any lithium resources that may be discovered there.  We established our graphite business with the acquisition of Alabama Graphite on April 23, 2018 and its Coosa Graphite Project and the associated Coosa Graphite Mine located across 41,900 acres in east-central Alabama.

The Company maintains optionality on future rising uranium prices with significant uranium property holdings located in Texas, New Mexico and the Republic of Turkey.  WWR remains focused on advancing the Temrezli in-situ recovery (ISR) uranium project in Central Turkey when uranium prices permit economic development of this project.  In Texas, the Company has two licensed and currently idled uranium processing facilities and approximately 11,000 acres (4,400 ha) of prospective in-situ recovery uranium projects. In New Mexico, the Company controls mineral rights encompassing approximately 188,700 acres (76,394 ha) in the prolific Grants Mineral Belt, which is one of the largest concentrations of sandstone-hosted uranium deposits in the world. Incorporated in 1977 as Uranium Resources, Inc., WWR also owns an extensive uranium information database of historic drill hole logs, assay certificates, maps and technical reports for the Western United States.

Lithium, Graphite and Uranium Listed as Critical Materials

A Presidential Executive Order on a Federal Strategy to Ensure Secure and Reliable Supplies of Critical Minerals was issued on December 20, 2017, and WWR believes this will accelerate important energy related mineral development in the United States.  In conjunction with Professional Paper 1802, published by the US Geological Service (“USGS”), where 23 minerals are identified as critical to the Country’s security and economy, WWR believes these actions are important steps in support of domestic minerals development.  One of the important steps outlined in the Executive Order required a list of critical minerals to be provided by the US Secretary of the Interior.  This list was provided and included all three of WWR’s contemplated portfolio products.  Comments are being solicited at this time, and a report is to be delivered to the President (by August 17, 2018) that includes recommendations to streamline permitting and leasing processes, and to support domestic refining of those critical materials.

WWR is involved in the development of three of the critical minerals identified by the US Secretary of the Interior:   uranium, lithium and graphite.  Lithium and graphite, in particular, are critical to the development of batteries and other energy storage systems essential to the electric vehicle, solar and wind power industries.

RECENT DEVELOPMENTS

Acquisition of Alabama Graphite

On December 13, 2017, the Company entered into a binding arrangement agreement to acquire all of the issued and outstanding securities of Alabama Graphite Corp. through the issuance of new securities in the Company by way of a court-sanctioned plan of arrangement under the Business Corporation Act of British Columbia. Eligible shareholders of Alabama Graphite were offered .08 shares of the Company’s common stock for every one share of Alabama Graphite they owned.  Alabama Graphite’s shareholders approved the arrangement on March 9, 2018, and on March 19, 2018, the Supreme Court of British Columbia granted orders approving the Alabama Graphite plan of arrangement implementing the acquisition. On April 19, 2018, the Company’s stockholders approved the arrangement. Following customary Canadian regulatory approvals, the Company closed the acquisition on April 23, 2018.  At closing, the Company issued 11,625,210 shares of its common stock to the stockholders of Alabama Graphite who received approximately 28% of the combined company and current stockholders of the Company retained approximately 72%. The Company also issued replacement options and warrants relating to 2,508,378 shares of its common stock to the previous holders of Alabama Graphite options and warrants.

Lithium Business

Option Agreement for Lithium Brine Claims

On March 24, 2017, the Company’s wholly owned subsidiary Lithium Holdings Nevada LLC entered into an option agreement to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada. The claims adjoin a portion of the Company’s current property holdings at its Columbus Basin project, expanding the project area within the basin to approximately 14,200 acres. On March 24, 2018, the Company exercised the option and acquired the mineral property claims in exchange for 200,000 shares of WWR common stock, which were issued on April 18, 2018 and a 1% net smelter return royalty on the claims.

Equity Financings

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into an at-the-market offer (the “ATM Offering”) with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, which shares are registered under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission equal to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of May 7, 2018, the Company had sold 1,200,565 shares of common stock for net proceeds of $1.4 million under the ATM Offering. As a result, the Company had approximately $28.6 million remaining available for future sales under the ATM Offering. The Company’s previous ATM Offering with BTIG LLC was fully utilized as of December 31, 2016.

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

On September 27, 2017, pursuant to the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received net proceeds of $2.0 million. Additionally, on December 14, 2017, Aspire Capital purchased 150,000 shares of common stock for which the Company received net proceeds of $0.2 million. As of May 7, 2018, the Company has dollar capacity of $18.7 million of common stock available for future sales, limited by the Exchange Cap to the issuance of no more than an additional 2.7 million shares of common stock unless (i) stockholder approval is obtained, or (ii) the average price paid for all shares issued under the CSPA (including the 880,000 commitment shares) is equal to or greater than $1.38.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2018 was $3.4 million, or $0.12 per share, as compared with a consolidated net gain of $1.8 million, or $0.09 per share for the same period in 2017.  For the three months ended March 31, 2018, the decrease in our consolidated net income of $5.2 million from the respective prior period was mostly the result of a 2017 one-time gain on the disposal of our Churchrock and Crownpoint projects of $4.4 million.  Additionally, for the three months ended March 31, 2018, there was  an increase in acquisition related costs of $0.8 million, an increase in loss on sale of marketable securities of $0.1 million and an increase of general and administrative expenses of $0.1 million.

Mineral Property Expenses

Mineral property expenses for the three months ended March 31, 2018 and March 31, 2017 were $0.8 million, respectively.

The following table details our mineral property expenses for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(thousands of dollars)
Restoration/Recovery expenses
Rosita project	$ 99	$ 38
Vasquez project	83	-
Total restoration/recovery expenses	182	38

Standby care and maintenance expenses
Kingsville Dome project	159	170
Rosita project	93	69
Vasquez project	75	92
Temrezli project	79	98
Total standby care and maintenance expenses	406	429

Exploration and evaluation costs	10	110

Land maintenance and holding costs	184	192

Total mineral property expenses	$ 782	$ 769

For the three months ended March 31, 2018, mineral property expenses were slightly increased from the corresponding period during 2017.  This increase was mostly the result of an increase in reclamation activities for the Vasquez project of $0.1 million during 2018, and was mostly offset by the decrease in exploration activities in the Lithium projects of $0.1 million during 2018.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three months ended March 31, 2018 and 2017 were:

	For the Three Months Ended March 31,
	2018	2017
	(thousands of dollars)
Stock compensation expense	$ 81	$ 22
Salaries and payroll burden	729	610
Legal, accounting, public company expenses	677	774
Insurance and bank fees	141	122
Consulting and professional services	15	13
Office expenses	122	107
Other expenses	40	20
Total	$ 1,805	$ 1,668

General and administrative expenses increased by $0.1 million as compared with the corresponding period in 2017.  This increase was mostly due to increases in stock compensation expense of $61,000 and salaries and payroll burden of $0.1 million.

Other Income and Expenses

Loss on Sale of Marketable Securities

During the three months ended March 31, 2018, we received net proceeds of $0.5 million from the sale of our 2,218,133 shares of Laramide common stock that we received as initial consideration for the sale of our HRI assets during 2017.  We recorded a loss of $0.1 million as the difference between the fair value on the date we received the shares of $0.6 million and the proceeds received of $0.5 million.

Financial Position

Operating Activities

Net cash used in operating activities was $3.7 million for the three months ended March 31, 2018, as compared with $3.3 million for the same period in 2017. The increase of $0.4 million in cash used is primarily due to an increase in cash used for acquisition related costs of $0.8 million.  The increase in cash used was slightly offset by a decrease in cash used for payables of $0.4 million.

Investing Activities

Net cash provided by investing activities was $0.6 million for the three months ended March 31, 2018, as compared with $2.0 million of cash provided by investing activities for the three months ended March 31, 2017.  For the 2018 period, the Company received a note payment on the Laramide note in the amount of $750,000 in cash.  Additionally, the Company received net proceeds of $0.5 million from the sale of Laramide securities.  These increases were partially offset by cash used for note advances to Alabama Graphite of $0.6 million.  For the 2017 period, cash provided of $2.0 million relates to initial proceeds from the sale of our wholly-owned subsidiary, HRI to Laramide which closed on January 5, 2017.

Financing Activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2018.  For the three months ended March 31, 2018, the Company received net cash proceeds of $0.6 million and $0.1 million from the sale of common stock sold through the Company’s Aspire CSPA and Cantor ATM Offering agreements, respectively.

Net cash provided by financing activities was $7.9 million for the three months ended March 31, 2017.  For the three months ended March 31, 2017, net cash proceeds of $8.9 million and $4.5 million were received upon equity financings completed in January and February 2017, respectively.  This increase was offset by the repayment of $5.5 million outstanding under the RCF Loan.

Liquidity and Capital Resources

At March 31, 2018, the Company had working capital of $1.2 million, which along with the anticipated funding from the financing agreements described below is expected to provide it with the necessary liquidity through June 30, 2019.  At December 31, 2017, the Company had working capital of $3.9 million.  The decrease in working capital of $2.7 million for the three months ended March 31, 2018 was primarily due to the following:

•

acquisition related costs incurred for the Alabama Graphite acquisition of $0.8 million.

•

loan advances to Alabama Graphite to fund their operating and transaction costs of $0.6 million.

•

a decrease of $0.8 million in the fair value of Laramide Resources Ltd. (“Laramide”) securities as of March 31, 2018.

During 2017, the Company entered into the following financing agreements and anticipates funding from these sources to sustain operations through June 30, 2019:

•

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $30.0 million (the “ATM Offering”), of which approximately $28.6 million is available for future sales as of May 7, 2018.  The Company is unable to sell shares of its common stock through the Controlled Equity Offering Sales Agreement on dates that it places shares with Aspire Capital through its CSPA, as discussed below.

•

Common Stock Purchase Agreement

On September 25, 2017, the Company entered into a Common Stock Purchase Agreement (“CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”) to place up to $22.0 million in the aggregate of its common stock over a term of 30 months.  Upon execution of the CSPA, the Company issued 880,000 shares of common stock to Aspire Capital as a commitment fee.  The Company cannot sell in excess of 5,033,677 shares of common stock, including the 880,000 commitment shares (“Exchange Cap”), unless (i) stockholder approval is obtained, or (ii) the average price paid for all shares issued under the CSPA (including the 880,000 commitment shares) is equal to or greater than $1.38.  In addition, the Company cannot sell shares under the CSPA when the closing sales price for its common stock on the Nasdaq Capital Market is less than $0.25 per share.  As of May 7, 2018, the Company has dollar capacity of $18.7 million of common stock available for future sales, limited by the Exchange Cap to the issuance of no more than an additional 2.7 million shares of common stock unless conditions (i) or (ii) above are met. See Note 8 to the accompanying condensed consolidated financial statements for further details.

The Company believes that the ATM Offering and the CSPA, along with its existing working capital balance, will provide it with the necessary liquidity to fund operations through June 30, 2019.  The Company will also continue to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the potential improvements contained in the Company’s initial optimization study of the Coosa Graphite Project, the future production of graphite, including on a pilot scale, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•

the availability of capital to WWR;

•

the spot price and long-term contract price of graphite, uranium and lithium;

•

risks associated with our foreign and domestic operations;

•

the ability of WWR to enter into and successfully close acquisitions, dispositions or other material transactions, and to successfully integrate acquired businesses, including Alabama Graphite;

•

government and tribal regulation of the graphite industry, uranium industry and lithium industry and the power industry;

•

operating conditions at our mining projects;

•

the world-wide supply and demand of graphite, uranium and lithium;

•

weather conditions;

•

unanticipated geological, processing, regulatory and legal or other problems we may encounter;

•

the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration result;

•

any graphite, lithium or uranium discoveries not being in high enough concentration to make it economic to extract the metals;

•

currently pending or new litigation; and

•

our ability to maintain and timely receive mining and other permits from regulatory agencies as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, our 2017 Annual Report on Form 10-K and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Controls

During the three months ended March 31, 2018, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3., “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2017.  The following disclosure updates the legal proceeding set forth under the heading “— Dispute Over Kleburg Settlement Agreement” in the 2017 Form 10-K to reflect developments during the three months ended March 31, 2018 and other recent legal proceedings, and should be read together with the corresponding disclosure in the 2017 Form 10-K.

DISPUTE WITH KLEBERG COUNTY

On March 23, 2018, the Supreme Court of the State of Texas issued a decision in favor of the Company’s Texas-based subsidiary, URI, Inc., (“URI”) that finally resolved a decade-long legal dispute with Kleberg County, Texas.  The dispute began in September 2007 when URI filed suit against Kleberg County in the 105th Judicial District Court for declaratory relief interpreting the December 2004 Settlement Agreement between Kleberg County and URI.  Kleberg County filed counterclaims alleging URI breached the Settlement Agreement.  The key issue in the lawsuit was the level of groundwater restoration that URI was required to achieve at its Kingsville Dome project under the Settlement Agreement.  In December 2012, the District Court ruled that URI was permitted to continue operations at the Kingsville Dome project but must continue to restore one particular well to its previous use.  The District Court also ruled that URI breached the Settlement Agreement and could not rely on 1987 data (in addition to original 1985 data) drawn from that one specific well to establish clean-up standards applicable under the Settlement Agreement for the well.  In November 2013, the Court found that neither URI nor Kleberg County were entitled to attorney’s fees.

In February 2014, Kleberg County appealed the District Court’s decision to the 13th Court of Appeals, and URI cross-appealed.  Almost two years later, in January 2016, the Court of Appeals issued a memorandum opinion that found in favor of Kleberg County on the key issue, ruling that only the 1985 data could be used to establish the clean-up standard for the one specific well.  The Court of Appeals also affirmed the District Court’s finding that URI breached the Settlement Agreement and, as a result, concluded that Kleberg County was entitled to its attorney fees for prevailing on that claim.  In March 2016, URI filed a motion for rehearing and reconsideration en banc before the Court of Appeals, and shortly thereafter the motion was denied.

In June 2016, URI filed a petition for review with the Texas Supreme Court raising the legal question of whether a court may alter the explicit terms of an unambiguous contract (namely the 2004 Settlement Agreement) based on one party’s subjective belief regarding whether certain data (only the 1985 data for the specific well) meets the requirements of the contract.  Oral argument was held on October 12, 2017.  In its decision, issued on March 23, 2018, the Texas Supreme Court concluded that when construing an unambiguous contract courts may not allow one parties’ subjective intent to alter the plain meaning of language used in the contract.  The Supreme Court concluded that the Court of Appeals decision was a clear error, reversed that decision, ruled that URI had not breached the Settlement Agreement in relying on both 1987 and 1985 data to establish the clean-up standard for the specific well, and rendered judgment for URI and against Kleberg County.  As a result, the legal dispute between URI and Kleberg County is over and resolved in favor of URI.

LITIGATION INVOLVING ALABAMA GRAPHITE

On April 23, 2018, Westwater Resources, Inc. closed its acquisition of Alabama Graphite, and as a result Alabama Graphite became a wholly-owned subsidiary of Westwater Resources, Inc.

On June 29, 2017, Alabama Graphite, two of its officers and one director were named as defendants in a lawsuit filed in the Superior Court of Justice in Ontario, Canada and styled Fabrice Taylor v. Alabama Graphite Corp., et. al., CV-17-578049.  The plaintiff in the lawsuit is the publisher of an investment newsletter and the complaint alleges that the defendants made certain postings on an internet website that were allegedly defamatory of the plaintiff and made certain oral statements to third parties that were allegedly slanderous of the plaintiff, and as a result the complaint seeks damages in the amount of CAD$3 million, unspecified punitive damages and permanent injunctive relief.  On August 9, 2017, as amended on August 29, 2017, the defendants responded to the complaint, denied the allegations contained in the complaint, filed counter-claims alleging that plaintiff made certain statements on the internet that were defamatory of the defendants, and set forth general, specific, aggravated and punitive damages in the total amount of CAD $7.0 million as well as permanent injunctive relief.  The lawsuit is still in the preliminary stages and no schedule yet exists for its resolution or a trial on the merits.

ITEM 1A.  RISK FACTORS.

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 24, 2017, the Company’s wholly owned subsidiary Lithium Holdings Nevada LLC entered into an option agreement to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada. On March 24, 2018, the Company exercised the option and acquired the mineral property claims in exchange for 200,000 shares of WWR common stock, which were issued on April 18, 2018 and a 1% net smelter return royalty on the claims. The 200,000 shares were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

WESTWATER RESOURCES, INC.

Dated: May 10, 2018	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2018	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)