Form 10-Q
period 2018-06-30
WESTWATER RESOURCES, INC.
filed 2018-08-08
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	51,996,466 as of August 8, 2018

WESTWATER RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 4. CONTROLS AND PROCEDURES

26

PART II - OTHER INFORMATION

27

ITEM 1.  LEGAL PROCEEDINGS

27

ITEM 1A.  RISK FACTORS.

27

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

27

ITEM 4.  MINE SAFETY DISCLOSURES.

27

ITEM 5.  OTHER INFORMATION.

27

ITEM 6.  EXHIBITS.

28

SIGNATURES

29

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)
		June 30,	December 31,
	Notes	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents		$ 2,715	$ 4,054
Marketable securities	5	579	1,361
Notes receivable – current	4	1,500	1,750
Prepaid and other current assets		611	668
Total Current Assets		5,405	7,833

Property, plant and equipment, at cost:
Property, plant and equipment		92 014	101,187
Less accumulated depreciation, depletion and impairment		(65 668)	(65,778)
Net property, plant and equipment	6	26,346	35,409

Restricted cash	1,5	3,668	3,668
Notes receivable – non-current	4	1,242	3,328
Total Assets		$ 36,661	$ 50,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 1,017	$ 538
Accrued liabilities		1,642	2,352
Current portion of asset retirement obligations	8	526	1,078
Total Current Liabilities		3,185	3,968

Asset retirement obligations, net of current portion	8	5,118	4,653
Other long-term liabilities and deferred credits		500	500
Total Liabilities		8,803	9,121

Commitments and Contingencies	12

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 47,170,957 and 27,790,324, respectively
Outstanding shares – 47,162,932 and 27,782,299, respectively	9	47	28
Paid-in capital	9,10	308,811	297,250
Accumulated other comprehensive (loss) income		(676)	287
Accumulated deficit		(280,066)	(256,190)
Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		27,858	41,117

Total Liabilities and Stockholders' Equity		$ 36,661	$ 50,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)
		For the Three Months Ended June 30,			For the Six Months Ended June 30,
	Notes	2018	2017		2018	2017

Operating Expenses:
Mineral property expenses	7	$ (969)	$ (1,552)		$ (1,751)	$ (2,321)
General and administrative expenses		(2,054)	(1,608)		(3,859)	(3,276)
Acquisition costs	3	422	-	-	(333)	-
Accretion of asset retirement obligations	8	(134)	(131)		(268)	(263)
Depreciation and amortization		(33)	(39)		(67)	(77)
Impairment of uranium properties	6	(17,968)	-		(17,968)	-
Total operating expenses		(20,736)	(3,330)		(24,246)	(5,937)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities		-	-		(93)	-
Loss on extinguishment of convertible debt		-	-		-	(39)
Gain on sale of fixed assets		8	-		8	-
Gain on disposal of uranium properties		-	506		-	4,927
Interest income	4	172	186		346	238
Other income/(expense), net		99	(1)		109	16
Total other income		279	691		370	5,142

Net Loss		$ (20,457)	$ (2,639)		$ (23,876)	$ (795)

Other Comprehensive Loss
Unrealized fair value decrease on marketable securities		$ (26)	$ (591)		$ (1,056)	$ (161)
Transfer to realized loss upon sale of available-for sale securities		-	-		93	-
Comprehensive Loss		$ (20,483)	$ (3,230)		$ (24,839)	$ (956)

BASIC AND DILUTED LOSS PER SHARE		$ (0.51)	$ (0.11)		$ (0.70)	$ (0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		39,909,993	24,614,723		33,971,907	23,116,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)
		Six Months Ended June 30,
	Notes	2018	2017
Operating Activities:
Net loss		$ (23,876)	$ (795)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	8	268	263
Amortization of debt discount		-	30
Amortization of notes receivable discount	4	(337)	(363)
Amortization of non-cash investor relations fees		13	100
Loss on extinguishment of convertible debt		-	39
Loss on sale of marketable securities		93	-
Costs incurred for restoration and reclamation activities	8	(355)	(30)
Depreciation and amortization		67	77
Stock compensation expense	10	162	38
Common stock issued for purchase of lithium mineral interests		114	-
Common stock issued for consulting services		95	-
Gain on disposal of fixed assets		(8)	(4,927)
Impairment of uranium properties	6	17,968	-
Effect of changes in operating working capital items:
Increase in receivables and other		(6)	(5)
Decrease in prepaids and other		202	73
Decrease in payables and deferred credits		(490)	(834)
Net Cash Used In Operating Activities		(6,090)	(6,334)

Cash Flows From Investing Activities:
Proceeds from the sale of securities, net	4	476	-
Proceeds from disposal of property, plant and equipment		8	1,950
Proceeds from note receivable	4	1,089	-
Acquisition of Alabama Graphite, net of cash acquired	3	(1,547)	-
Net Cash Provided By Investing Activities		26	1,950
Cash Flows From Financing Activities:
Payments on borrowings		-	(5,500)
Issuance of common stock, net	9	4,730	13,705
Payment of minimum withholding taxes on net share settlements of equity awards		(5)	(1)
Net Cash Provided By Financing Activities		4,725	8,204

Net (decrease)/increase in cash, cash equivalents and restricted cash		(1,339)	3,820
Cash, cash equivalents and restricted cash, beginning of period		7,722	7,273
Cash, Cash Equivalents and Restricted Cash, End of Period		$ 6,383	$ 11,093
Cash paid during the period for:
Interest		$ 3	$ 227
Supplemental Non-Cash Information for Investing and Financing Activities:
Securities received for payment of notes receivable - Laramide		$ 750	$ -
Securities received for asset disposal - Laramide		-	568
Common stock issued for acquisition of Alabama Graphite		6,394	-
Stock options and warrants issued for acquisition of Alabama Graphite		89	-
Common stock issued for consulting services		95	-
Common stock issued for purchase of lithium mineral interests		114	-
Total Non-Cash Investing and Financing Activities for the Period		$ 7,442	$ 568

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2018	27,790,324	$ 28	$ 297,250	$ 287	$ (256,190)	$ (258)	$ 41,117
Net loss	-	-	-	-	(23,876)	-	(23,876)
Common stock issued, net of issuance costs	7,361,765	7	3,083	-	-	-	3,090
Prepaid warrant proceeds for common stock	-	-	1,640	-	-	-	1,640
Common stock, warrants and options issued for acquisition of Alabama Graphite	11,625,210	12	6,472	-	-	-	6,484
Common stock issued for consulting services	172,727	-	95	-	-	-	95
Common stock issued for purchase of lithium mineral interests	200,000	-	114	-	-	-	114
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	20,931	-	162	-	-	-	162
Minimum withholding taxes on net share settlements of equity awards	-	-	(5)	-			(5)
Unrealized holding loss on marketable securities	-	-	-	(1,056)	-	-	(1,056)
Transfer to realized loss upon sale of available for sale securities	-	-	-	93	-	-	93
Balances, June 30, 2018	47,170,957	$ 47	$ 308,811	$ (676)	$ (280,066)	$ (258)	$ 27,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), formerly known as Uranium Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s 2017 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2018.

Recently Adopted Accounting Pronouncements

 In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, which will require that a statement of cash flows explain the change during a period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU applies to all entities and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. Upon adopting ASU 2016-18, the Company has included the restricted cash amount in its beginning-of-period and end-of-period reconciliations of cash on its statement of cash flows and has removed restricted cash releases of $23,000 from the investing activities section of the cash flow statement for the six months ended June 30, 2018.

 In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01), Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business when determining whether a company has acquired or sold a business. The ASU applies to all entities and is effective for annual periods ending after December 15, 2017, and interim periods thereafter, with early adoption permitted under certain circumstances.  The Company utilized the updated “Definition of a Business” in ASC 805 for the Alabama Graphite acquisition and determined that the transaction should be recorded as an asset acquisition under ASC 360.

Recently Issued Accounting Pronouncements

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease or a land lease for mineral properties. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. Currently, the only affected leases the Company holds are for equipment, office space and storage space. The Company has gathered the necessary information for proper disclosure of the leases once the ASU is effective. The Company will continue to monitor any new leases to ensure that it has all the information necessary to handle the transition to the new standard and properly report the transactions. The Company does not anticipate the new standard will affect its net income materially but will result in additional fixed assets and the related lease liabilities.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	As of June 30,
(thousands of dollars)	2018	2017
Cash and cash equivalents	$ 2,715	$ 7,152
Restricted cash - pledged deposits for performance bonds	3,668	3,941
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$ 6,383	$ 11,093

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

2. LIQUIDITY

At June 30, 2018, the Company had working capital of $2.2 million, an ATM Offering with $8.0 million remaining, of which $7.8 million was currently registered for sale and a non-current note receivable from Laramide for $2.0 million.  These sources, along with other anticipated financings, are expected to provide it with the necessary liquidity through September 30, 2019.  At December 31, 2017, the Company had working capital of $3.9 million.  The decrease in working capital of $1.7 million for the six months ended June 30, 2018 was primarily due to the following:

–

loan advances to Alabama Graphite to fund their pre-acquisition operating costs of $0.9 million.

–

a decrease of $1.0 million in the fair value of Laramide Resources Ltd. (“Laramide”) securities as of June 30, 2018.

During 2018 and 2017, the Company entered into the following financing agreements and anticipates funding from these sources to sustain operations through September 30, 2019:

–

Registered Direct Offering

On June 14, 2018, the Company completed a registered direct offering of securities with Aspire Capital Fund, LLC (“Aspire Capital”) for net proceeds of $2.9 million.  The securities consisted of 3,717,773 shares of common stock at a price of $0.34 per share for net proceeds of $1.3 million and 4,968,518 pre-funded common stock warrants at a price of $0.33 per warrant for net proceeds of $1.6 million. The exercise price of the warrants is $0.01 per share and the warrants are exercisable at any time and from time to time through June 14, 2021.  The Company did not incur underwriting discounts or commissions with this offering. The previous Common Stock Purchase Agreement (“CSPA”) with Aspire Capital dated September 25, 2017 was terminated on June 14, 2018 concurrently with the launch of the registered direct offering.

–

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $8.0 million (the “ATM Offering”), of which approximately $7.8 million is available for future sales as of August 8, 2018.

The Company believes that its current working capital balance, the remaining registered shares of the ATM Offering, the non-current note receivable from Laramide and other anticipated financings will provide it with the necessary liquidity to fund operations through September 30, 2019.  The Company will also continue to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

3. ACQUISITIONS

Acquisition of Alabama Graphite

On April 23, 2018, the Company completed its acquisition of 100% of the outstanding securities of Alabama Graphite Corp. for total consideration of $8.9 million.  Alabama Graphite is a Canadian entity that indirectly holds a 100% interest in the Coosa graphite project located in Alabama.  The consideration was comprised of $2.4 million in cash used to fund Alabama Graphite’s operating activities prior to completion of the Alabama Graphite transaction and certain related transaction costs, $6.4 million in common stock of the Company and $89,000 for warrants and options in the Company.  Each Alabama Graphite ordinary share was exchanged for 0.08 common share of WWR.  Each warrant and option of Alabama Graphite was also exchanged for warrants and options exercisable for common shares of WWR on the same terms and conditions as were applicable prior to the Alabama Graphite transaction, except that the exercise price was converted for the 0.08 share exchange ratio and for the USD exchange rate on the agreement date which was $0.77809 (CAD to USD) on December 13, 2017.  As a result, the Company issued 11,625,210 new shares, 364,000 options and 2,144,378 warrants.  The value of the Company’s common stock issued as consideration was based upon the opening share price on April 23, 2018 of $0.55.  The operating results of Alabama Graphite are included in the Consolidated Statement of Operations commencing April 23, 2018.

The Alabama Graphite loan from WWR was $1,795,251 as of April 23, 2018 and was incorporated into the final acquisition accounting and therefore was eliminated as of June 30, 2018.  Acquisition related costs were $1.9 million as of June 30, 2018, of which, $0.6 million was capitalized as additional cash consideration at the acquisition date for certain transaction costs that were directly related to the asset acquisition.   Additionally, $0.4 million of the above mentioned capitalized costs were previously expensed resulting in an acquisition cost credit of $0.4 million for the three months ending June 30, 2018.

The acquisition of Alabama Graphite was accounted for as an asset acquisition in accordance with ASC 360 as “substantially all” of the purchase consideration was concentrated in a single identifiable asset for graphite mineral interests.  WWR controls the Board of Directors and senior management positions of Alabama Graphite and has overall control over the day-to-day activities of the acquired entity.

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration:
Cash	$ 2,397
Issuance of 11,625,210 common shares for replacement of Alabama Graphite shares	6,394
Issuance of 364,000 options for replacement of Alabama Graphite options	35
Issuance of 2,144,378 warrants for replacement of Alabama Graphite warrants	54
$ 8,880

The fair value of the consideration given was allocated as follows:
Assets:
Cash and cash equivalents	$ 17
Short-term receivables	113
Prepaid expenses	42
Property, plant, equipment and graphite mineral interests	8,973
Total assets	9,145
Liabilities:
Accounts payable and accrued liabilities	265
Total liabilities	265
Net assets	$ 8,880

The carrying value of the current assets and liabilities assumed approximated the fair value due to the short-term nature of these items.  The fair value of the graphite mineral interests was estimated using a discounted cash flow approach and market comparables.  Key assumptions used in the discounted cash flow analysis include discount rates, mineral resources, future timing of production, recovery rates and future capital and operating costs.

4. NOTES RECEIVABLE

Alabama Graphite Corp. Note Receivable

In conjunction with its entry into the arrangement agreement to acquire Alabama Graphite, on December 13, 2017, the Company executed a secured convertible loan agreement (the “Alabama Graphite Loan”), whereby the Company agreed to provide a non-revolving convertible loan facility of up to USD $2,000,000 to Alabama Graphite for the purpose of funding operations until the acquisition could be finalized. For six months ended June 30, 2018, advances under the loan were $949,280 and accrued interest was $12,227. As of April 23, 2018, the Company had advanced $1,781,794 on the Alabama Graphite Loan and had accrued interest receivable of $13,457. This represents the total advances prior to the closing of the acquisition.

With the completion of the acquisition on April 23, 2018 (as discussed in Note 3), the Alabama Graphite Loan became part of the consideration paid for the acquisition and was incorporated into the purchase price allocation to the assets and liabilities of the acquired company.  Due to the inclusion of the loan in the acquisition purchase price, the loan has been classified as a non-current asset at December 31, 2017 and has been eliminated with the acquisition accounting at June 30, 2018.

Laramide Note Receivable

As part of the consideration for the sale of Hydro Resources, Inc., the Company currently holds a $3.5 million promissory note, secured by a mortgage over the Churchrock and Crownpoint projects. The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project. Principal payment of $1.5 million is due and payable on January 5, 2019, with the balance of $2.0 million due and payable on January 5, 2020. Interest is payable on a quarterly basis. Laramide will have the right to satisfy up to half of each of these principal payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due. The fair value of the notes receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.

Laramide made the first required principal payment of $1.5 million on the promissory note in January 2018, consisting of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares. Also, Laramide has made interest payments of $0.3 million in cash for the six months ending June 30, 2018.

The following tables show the notes receivable, accrued interest and unamortized discount on the Company’s notes receivable as of June 30, 2018 and December 31, 2017.

	June 30, 2018
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide – current	$1,500	$-	$-	$1,500
Subtotal Notes Receivable – current	$1,500	$-	$-	$1,500

Non-current Assets
Notes receivable – Laramide – non-current	$2,000	$-	$(758)	$1,242
Total Notes Receivable – current and non-current	$3,500	$-	$(758)	$2,742

	December 31, 2017
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide – current	$1,500	$250	$-	$1,750
Subtotal Notes Receivable – current	$1,500	$250	$-	$1,750

Non-current Assets
Notes receivable – Laramide – non-current	$3,500	$-	$(1,005)	$2,495
Notes receivable – Alabama Graphite Corp.	832	1	-	833
Subtotal Notes Receivable – non-current	$4,332	$1	$(1,005)	$3,328
Total Notes Receivable – current and non-current	$5,832	$251	$(1,005)	$5,078

5. FINANCIAL INSTRUMENTS

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

The Company believes that the fair value of its assets and liabilities approximate their reported carrying amounts.  The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of June 30, 2018 and December 31, 2017 and indicate the fair value hierarchy.

	June 30, 2018
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$579	$-	$-	$579
Total current assets recorded at fair value	$579	$-	$-	$579
Non-current Assets
Restricted cash	$3,668	$-	-	$3,668
Total non-current assets recorded at fair value	$3,668	$-	$-	$3,668
	December 31, 2017
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$1,361	$-	$-	$1,361
Total current assets recorded at fair value	$1,361	$-	$-	$1,361
Non-current Assets
Restricted cash	$3,668	$-	-	$3,668
Total non-current assets recorded at fair value	$3,668	$-	$-	$3,668

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash.

6. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at June 30, 2018
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,303	$ -	$ -	$ -	$ 8,303
Mineral rights and properties	-	-	8,972	7,806	-	16,778
Other property, plant and equipment	8	1,069	1	-	187	1,265
Total	$ 8	$ 9,372	$ 8,973	$ 7,806	$ 187	$ 26,346

	Net Book Value of Property, Plant and Equipment at December 31, 2017

(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,304	$ -	$ -	$ -	$ 8,304
Mineral rights and properties	17,968	-	-	7,806	-	25,774
Other property, plant and equipment	11	1,109	-	-	211	1,331
Total	$ 17,979	$ 9,413	$ -	$ 7,806	$ 211	$ 35,409

Impairment of Temrezli and Sefaatli Projects

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey have been revoked and potential compensation has been proffered. While the Company is investigating the legality of this action and what remedies, including compensation, might be available to the Company, the Company has determined that it is more likely than not that the Company will be unable to explore, develop, mine or otherwise benefit from the mineral properties. Therefore, the Company has determined that all of the uranium mineral holding property assets located in Turkey were fully impaired. The Company will recognize compensation for the mining and exploration licenses when the amount of the full and fair compensation is fixed and determinable and the ability to collect is probable.

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

7. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three and six months ended June 30, 2018 and 2017 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(thousands of dollars)
Temrezli project, Turkey	$ 17	$ 24	$ 96	$ 123
Total Turkey projects	17	24	96	123

Kingsville Dome project, Texas	172	155	423	418
Rosita project, Texas	158	172	355	284
Vasquez project, Texas	97	114	331	283
Other projects, Texas	(6)	1	1	2
Total Texas projects	421	442	1,110	987

Cebolleta project, New Mexico	389	538	389	538
Juan Tafoya project, New Mexico	3	312	9	318
Total New Mexico projects	392	850	398	856

Columbus Basin project, Nevada	120	74	122	191

Railroad Valley project, Nevada	12	155	16	158
Total Nevada projects	132	229	138	349

Sal Rica project, Utah	(2)	7	-	6
Total Utah projects	(2)	7	-	6

Coosa project, Alabama	9	-	9	-
Total Alabama Projects	9	-	9	-

Total expense for the period	$ 969	1,552	$ 1751	$ 2,321

8. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	June 30,	December 31,
	2018	2017
(thousands of dollars)
Balance, beginning of period	$ 5,731	$ 4,789
Liabilities settled	(355)	(97)
Accretion expense	268	1,039
Balance, end of period	5,644	5,731
Less: Current portion	(526)	(1,078)
Non-current portion	$ 5,118	$ 4,653

The Company is currently performing plugging and surface reclamation activities at its Rosita and Vasquez projects located in Duval County, Texas.  The Company’s current liability of $0.5 million consists of the estimated costs associated with current reclamation activities through June 2019 at the Company’s Rosita and Vasquez projects.

9. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

Registered Direct Offering

On June 14, 2018, the Company completed a registered direct offering of securities with Aspire Capital for net proceeds of $2.9 million.  The securities consisted of 3,717,773 shares of common stock at a price of $0.34 per share for net proceeds of $1.3 million and 4,968,518 pre-funded common stock warrants at a price of $0.33 per warrant for net proceeds of $1.6 million. The exercise price of the warrants is $0.01 per share and the warrants are exercisable at any time and from time to time through June 14, 2021.  The Company did not incur underwriting discounts or commissions with this offering. The previous Common Stock Purchase Agreement (“CSPA”) with Aspire Capital dated September 25, 2017 was terminated on June 14, 2018 concurrently with the launch of the registered direct offering.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, $8.0 million of which shares are registered for sale under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of August 8, 2018, the Company had sold 1,742,749 shares of common stock for net proceeds of $1.6 million under the ATM Offering, of which, 1,068,896 shares of common stock and net proceeds of $0.5 million was sold in the six months ended June 30, 2018. As a result, the Company had approximately $28.4 million remaining available for future sales under the ATM Offering, of which $7.8 million has been registered for sale.

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

On September 27, 2017, pursuant to the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received net proceeds of $2.0 million. Additionally, through its termination on June 14, 2018 in connection with the registered direct offering described above, Aspire Capital purchased an additional 2,725,096 shares of common stock for which the Company received net proceeds of $1.5 million.

Common Stock Issued for Acquisition of Alabama Graphite

As discussed in Note 3 above, the Company issued 11,625,210 shares of common stock in exchange for 100% of the outstanding shares of Alabama Graphite as part of the purchase consideration paid to acquire Alabama Graphite.

Common Stock Issued for Purchase of Lithium Properties

On April 18, 2018, the Company issued 200,000 shares of common stock, with a fair value on the date of issuance of $114,000 for an option agreement to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada.

Common Stock Issued for Consulting Services

On May 3, 2018, the Company issued 172,727 shares of common stock, with a fair value on the date of issuance of $95,000 for consideration of consulting services that will be provided to the Company over the ensuing twelve months.

10. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units, restricted stock awards and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”); the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”); and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, the Company’s stockholders approved an amendment to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 1.0 million shares and re-approve the material terms of the performance goals under such plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is 1,083,333 shares of common stock, plus unissued shares under the prior plans. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of June 30, 2018, 462,594 shares were available for future issuances under the 2013 Plan.  For the three months ending June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $81,569 and $15,890, respectively.  For the six months ending June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $162,242 and $38,078, respectively.  Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Anatolia Energy Limited in November 2015, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy Limited.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Limited. As of June 30, 2018, there were 85,233 replacement options outstanding and no performance shares outstanding.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 2,508,378 replacement options and warrants to the option and warrant holders of Alabama Graphite.  The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.08.  The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.08 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of June 30, 2018, there were 336,000 replacement options and 1,348,872 replacement warrants outstanding.

Stock Options

The following table summarizes stock options outstanding and changes for the six-month periods ending June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	286,174	$ 5.53	110,828	$ 18.24
Granted	364,000	1.68	-	-
Expired	(34,012)	9.33	(5,583)	11.04
Stock options outstanding at end of period	616,162	$ 3.05	105,245	$ 18.62
Stock options exercisable at end of period	612,162	$ 3.06	105,139	$ 18.60

he following table summarizes stock options outstanding and exercisable by stock option plan at June 30, 2018:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	4,792	$ 35.14	4,792	$ 35.14
2004 Directors’ Plan	556	186.00	556	186.00
2013 Plan	189,581	1.48	189,581	1.48
Replacement Stock Options-Alabama Graphite	336,000	1.70	332,000	1.70
Replacement Stock Options-Anatolia Energy	85,233	8.87	85,233	8.87
	616,162	$ 3.05	612,162	$ 3.06

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

The following table summarizes RSU activity for the six-month periods ended June 30, 2018 and 2017:

	June 30,		June 30,
	2018		2017
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	178,897	$ 1.40	8,649	$ 43.71
Forfeited	(9,429)	1.40	-	-
Vested	-	-	(3,625)	31.32
Unvested RSUs at end of period	169,468	$ 1.40	5,024	$ 52.64

11. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Additionally, potentially dilutive shares of 7,622,353 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the three and six months ended June 30, 2018.

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

13. GEOGRAPHIC AND SEGMENT INFORMATION

The Company currently operates in three reportable segments, which are uranium, lithium and graphite mining activities, including exploration, standby operations and restoration and reclamation activities.  As a part of these activities, the Company also explores, evaluates and, if warranted, permits uranium, lithium and graphite properties.  The Company’s long-term assets were $31.3 million and $42.4 million as of June 30, 2018 and December 31, 2017, respectively. The long-term assets located in the United States totaled $31.3 million or 100% and $24.4 million or 58% of total long-term assets as of June 30, 2018 and December 31, 2017, respectively.  The Company reported no revenues during the three and six months ended June 30, 2018 and June 30, 2017.

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

The table below provides a breakdown of the long-term assets by geographic segments as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$ 187	$ 17,186	$ -	$ 8,973	$ 26,346
Restricted cash	-	3,668	-	-	3,668
Notes receivable, non-current	-	1,242	-	-	1,242
Total long-term assets	$ 187	$ 22,096	$ -	$ 8,973	$ 31,256

	December 31, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$ 211	$ 35,198	$ -	$ -	$ 35,409
Restricted cash	-	3,668	-	-	3,668
Notes receivable, non-current	834	2,494	-	-	3,328
Total long-term assets	$ 1,045	$ 41,360	$ -	$ -	$ 42,405

The table below provides a breakdown of the geographic segments for the three months ended June 30, 2018 and June 30, 2017.  Non-mining activities and other administrative operations are reported in the Corporate column.

	Three Months Ended June 30, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$ -	$ 830	$ 130	$ 9	$ 969
General and administrative expenses	1,364	453	-	237	2,054
Acquisition costs	(422)	-	-	-	(422)
Accretion of asset retirement costs	-	134	-	-	134
Impairment of uranium properties	-	17,968	-	-	17,968
Depreciation and amortization	1	31	-	1	33
	943	19,416	130	247	20,736
Loss from operations	(943)	(19,416)	(130)	(247)	(20,736)
Other income	172	107	-	-	279
Loss before taxes	$ (771)	$ (19,309)	$ (130)	$ (247)	$ (20,457)

	Three Months Ended June 30, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$ -	$ 1,323	$ 229	$ -	$ 1,552
General and administrative	1,207	401	-	-	1,608
Accretion of asset retirement costs	-	131	-	-	131
Depreciation and amortization	-	39	-	-	39
	1,207	1,894	229	-	3,330
Loss from operations	(1,207)	(1,894)	(229)	-	(3,330)
Other income	239	452	-	-	691
Loss before taxes	$ (968)	$ (1,442)	$ (229)	$ -	$ (2,639)

The table below provides a breakdown of the geographic segments for the six months ended June 30, 2018 and June 30, 2017.  Non-mining activities and other administrative operations are reported in the Corporate column.

	Six Months Ended June 30, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$ -	$ 1,604	$ 138	$ 9	$ 1,751
General and administrative expenses	2,717	905	-	237	3,859
Acquisition costs	333	-	-	-	333
Accretion of asset retirement costs	-	268	-	-	268
Impairment of uranium properties	-	17,968	-	-	17,968
Depreciation and amortization	2	64	-	1	67
	3,052	20,809	138	247	24,246
Loss from operations	(3,052)	(20,809)	(138)	(247)	(24,246)
Other income	253	117	-	-	370
Loss before taxes	$ (2,799)	$ (20,692)	$ (138)	$ (247)	$ (23,876)

	Six Months Ended June 30, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$ -	$ 1,971	$ 350	$ -	$ 2,321
General and administrative expenses	2,519	757	-	-	3,276
Accretion of asset retirement costs	-	263	-	-	263
Depreciation and amortization	1	76	-	-	77
	2,520	3,067	350	-	5,937
Loss from operations	(2,520)	(3,067)	(350)	-	(5,937)
Other income	199	4,943	-	-	5,142
Loss before taxes	$ (2,321)	$ 1,876	$ (350)	$ -	$ (795)

14. SUBSEQUENT EVENT

Aspire Capital - Exercise of Prepaid Warrants

On August 7, 2018, Aspire Capital exercised their prepaid warrant option to purchase 4,968,518 common shares at $0.01 per share in accordance with the terms and conditions of the Registered Direct Offering agreement dated June 14, 2018.  Additionally, Aspire Capital chose to utilize the “net share exercise” method, which resulted in the Company issuing 4,825,509 common shares on August 7, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of WWR for the three and six months ended June 30, 2018 has been prepared based on information available to us as of August 8, 2018. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2017 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

INTRODUCTION

WWR is an energy minerals exploration and energy-related materials development company. The Company’s battery materials projects include lithium and graphite mineral properties. We established our lithium business in 2016 and currently control mineral rights encompassing approximately 36,730 acres across three prospective lithium brine basins in Nevada and Utah. We have continued exploration activities as well as geological evaluation of these properties in 2018 for potential development of lithium resources that may be discovered.  We established our graphite business with the acquisition of Alabama Graphite on April 23, 2018 and its Coosa Graphite Project along with the associated Coosa Graphite Mine located across 41,900 acres in east-central Alabama.

The Company maintains optionality on future rising uranium prices with significant uranium property holdings located in Texas and New Mexico.  In Texas, the Company has two licensed and currently idled uranium processing facilities and approximately 11,000 acres (4,400 ha) of prospective in-situ recovery uranium projects. In New Mexico, the Company controls mineral rights encompassing approximately 188,700 acres (76,394 ha) in the prolific Grants Mineral Belt, which is one of the largest concentrations of sandstone-hosted uranium deposits in the world. Incorporated in 1977 as Uranium Resources, Inc., WWR also owns an extensive uranium information database of historic drill hole logs, assay certificates, maps and technical reports for the Western United States.

Lithium, Graphite and Uranium Listed as Critical Materials

A Presidential Executive Order on a Federal Strategy to Ensure Secure and Reliable Supplies of Critical Minerals was issued on December 20, 2017, which we believe will accelerate important energy related mineral development in the United States.  In conjunction with Professional Paper 1802, published by the US Geological Service (“USGS”), where 23 minerals are identified as critical to the Country’s security and economy, WWR believes these actions are important steps in support of domestic minerals development.  One of the important steps outlined in the Executive Order required a list of critical minerals to be provided by the US Secretary of the Interior.  This list was provided and included all three of WWR’s contemplated portfolio products.  Comments are being solicited at this time, and a report is to be delivered to the President by August 17, 2018 that includes recommendations to streamline permitting and leasing processes, and to support domestic refining of those critical materials.

WWR is involved in the development of three of the critical minerals identified by the US Secretary of the Interior:   graphite, lithium, and uranium.  Lithium and graphite, in particular, are critical to the development of batteries and other energy storage systems essential to the electric vehicle, solar and wind power industries.

RECENT DEVELOPMENTS

 Impairment of Temrezli and Sefaatli Projects

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey have been revoked and potential compensation has been proffered. While the Company is investigating the legality of this action and what remedies, including compensation, might be available to the Company, the Company has determined that it is more likely than not that the Company will be unable to explore, develop, mine or otherwise benefit from the mineral properties. Therefore, the Company has determined that all of the uranium mineral holding property assets located in Turkey were fully impaired. The amount of the impairment charge reflects the accounting net book value for the uranium holding property assets and does not reflect fair market value of the assets.  The Company will recognize compensation for the mining and exploration licenses when the amount of the full and fair compensation is fixed and determinable and the ability to collect is probable.

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Acquisition of Alabama Graphite

On December 13, 2017, the Company entered into a binding arrangement agreement to acquire all of the issued and outstanding securities of Alabama Graphite Corp. through the issuance of new securities in the Company by way of a court-sanctioned plan of arrangement under the Business Corporation Act of British Columbia. Eligible shareholders of Alabama Graphite were offered .08 shares of the Company’s common stock for every one share of Alabama Graphite they owned.  Alabama Graphite’s shareholders approved the arrangement on March 9, 2018, and on March 19, 2018, the Supreme Court of British Columbia granted orders approving the Alabama Graphite plan of arrangement implementing the acquisition. On April 19, 2018, the Company’s stockholders approved the arrangement. Following customary Canadian regulatory approvals, the Company closed the acquisition on April 23, 2018.  At closing, the Company issued 11,625,210 shares of its common stock to the stockholders of Alabama Graphite who received approximately 28% of the combined company and current stockholders of the Company retained approximately 72%. The Company also issued replacement options and warrants for 2,508,378 shares of its common stock to the previous option and warrant holders of Alabama Graphite.

On April 23, 2018, Westwater completed the acquisition of Alabama Graphite as part of a strategic decision to refocus the Company to supply battery manufacturers with low-cost, advanced, high-quality, and high-margin graphite products. The principal asset acquired is the Coosa Graphite Project (“Coosa Project”), which includes the Coosa Graphite mine located near Sylacauga, Alabama, 50 miles southeast of Birmingham. The Coosa mine is located in an area that has been a past producer of graphite, utilizing a geology trend spanning tens of thousands of acres, known as the “Alabama Graphite Belt.” The State of Alabama remains a friendly business jurisdiction, exemplified by successfully securing a $1 billion commitment from Daimler Benz to build a lithium-ion battery factory near its automobile assembly plant in the state.

WWR believes that graphite has an important strategic place in the global economy as a high-demand commodity as electric automobiles and the batteries that power them increase production.  WWR is working with over 30 potential customers, several of which have qualification samples in hand as a first step towards potential sales.

Major components of Westwater’s graphite business plan include constructing a processing facility that purifies readily available graphite concentrates to 99.95% pure carbon.  The proposed construction is planned for 2020 based upon pilot-plant operating data that will be developed in 2019 using industry standard processes.   Once the graphite is purified, the material is further processed into the three component products which provide graphite materials with enhanced conductivity performance for battery manufacturers: Purified Micronized Graphite (PMG), Delaminated Expanded Graphite (DEXDG), and Coated Spherical Purified Graphite (CSPG).

At the same time, the Company will be developing the Coosa Graphite mine (planned for start-up 2026) on its 40,000-plus-acre mineral-rights holdings that can serve as a hedge against future feedstock costs and provide in-house quality assurance and quality control (QA/QC) for raw-material inputs.

A detailed business plan for the Coosa Project is posted to the Westwater Resources, Inc website for your further information at http://www.westwaterresources.net.

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

Equity Financings

Registered Direct Offering

On June 14, 2018, the Company completed a registered direct offering of securities with Aspire Capital for net proceeds of $2.9 million.  The securities consisted of 3,717,773 shares of common stock at a price of $0.34 per share for net proceeds of $1.3 million and 4,968,518 pre-funded common stock warrants at a price of $0.33 per warrant for net proceeds of $1.6 million. The exercise price of the warrants is $0.01 per share and the warrants are exercisable at any time and from time to time through June 14, 2021.  The Company did not incur underwriting discounts or commissions with this offering. The previous Common Stock Purchase Agreement (“CSPA”) with Aspire Capital dated September 25, 2017 was terminated on June 14, 2018 concurrently with the launch of the registered direct offering.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, $8.0 million of which shares are registered for sale under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of August 8, 2018, the Company had sold 1,742,749 shares of common stock for net proceeds of $1.6 million under the ATM Offering. As a result, the Company had approximately $28.4 million remaining available for future sales under the ATM Offering, of which $7.8 million has been registered for sale.

Common Stock Purchase Agreement (“CSPA”) with Aspire Capital

On September 25, 2017, the Company entered into the CSPA with Aspire Capital to place up to $22.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months. As consideration for Aspire Capital entering into the purchase agreement, the Company issued 880,000 shares of its common stock to Aspire Capital. On September 27, 2017, pursuant to the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received net proceeds of $2.0 million. Additionally, through its termination on June 14, 2018 in connection with the registered direct offering described above, Aspire Capital purchased an additional 2,725,096 shares of common stock for which the Company received net proceeds of $1.5 million.

Results of Operations

Summary

Our consolidated net loss for the three months ended June 30, 2018 was $20.4 million, or $0.51 per share, as compared with a consolidated net loss of $2.6 million, or $0.11 per share for the same period in 2017.  For the three months ended June 30, 2018, the increase in our consolidated net loss from the respective prior period was primarily the result of the impairment charge for the Temrezli and Sefaatli uranium mineral interests.

Our consolidated net loss for the six months ended June 30, 2018 was $23.9 million, or $0.70 per share, as compared with $0.8 million, or $0.03 per share for the same period in 2017.  For the six months ended June 30, 2018, the increase in our consolidated net loss of $23.1 million from the respective prior period was the result of an impairment charge for the Temrezli and Sefaatli uranium mineral interests, an increase in acquisition related costs of $0.3 million and an increase in general and administrative expenses of $0.6 million.  These amounts were partially offset by a decrease in mineral property expenses of $0.6 million.  Additionally, there was a one-time gain on the disposal of our Churchrock and Crownpoint projects of $4.9 million in the six months ended June 30, 2017.

Mineral Property Expenses

The following table details our mineral property expenses for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(thousands of dollars)
Restoration/Recovery expenses
Rosita Project	$ 67	$ 51	$ 167	$ 90
Vasquez Project	17	-	101	-
Total restoration/recovery expenses	84	51	268	90

Standby care and maintenance expenses
Kingsville Dome Project	156	153	314	323
Rosita Project	86	115	178	184
Vasquez Project	64	100	138	192
Temrezli Project	17	24	96	123
Total standby care and maintenance expenses	323	392	726	822

Exploration and evaluation costs	11	76	21	185

Land maintenance and holding costs	551	1,033	736	1,224

Total mineral property expenses	$ 969	$ 1,552	$ 1,751	$ 2,321

For the three and six months ended June 30, 2018, mineral property expenses decreased by $0.6 million from the corresponding periods during 2017.  For both the three and six-month periods in 2018, the decreases were mostly the result of decreases in land maintenance and holding costs of $0.5 million for the Juan Tafoya and Cebolleta uranium mineral properties. Additionally, there was an increase of $0.1 million for increased reclamation activities for the Vasquez project, and was mostly offset by the decrease in exploration activities in the Lithium projects of $0.2 million during 2018.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2018 and 2017 were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(thousands of dollars)

Stock compensation expense	$ 82	$ 16	$ 162	$ 38
Salaries and payroll burden	646	572	1,375	1,182
Legal, accounting, public company expenses	722	760	1,399	1,533
Insurance and bank fees	136	99	277	221
Consulting and professional services	300	9	315	23
Office expenses	114	109	237	216
Other expenses	54	43	94	63
Total	$ 2,054	$ 1,608	$ 3,859	$ 3,276

For the three months ended June 30, 2018, general and administrative charges increased by $0.4 million as compared with the corresponding period in 2017.  This increase was primarily due to increases in salaries and payroll burden of $0.1 and consulting and professional expenses of $0.3 million primarily related to post-acquisition Alabama Graphite operations.

For the six months ended June 30, 2018, general and administrative charges increased by $0.6 million as compared with the corresponding period in 2017.  This increase was due to increases in stock compensation expense of $0.1 million, salaries and payroll burden of $0.2 million and consulting and professional expenses of $0.3 million primarily related to post-acquisition Alabama Graphite operations.

Other Income and Expenses

During the three months ended June 30, 2018, the Company received proceeds of $0.1 million from the sale of scrap metal at our Texas uranium facility.  There were no such sales of scrap metal in the 2017 periods.

Financial Position

Operating Activities

Net cash used in operating activities was $6.1 million for the six months ended June 30, 2018, as compared with $6.3 million for the same period in 2017. The decrease of $0.2 million in cash used is primarily due to a decrease in cash used for general working capital requirements for the six months ending June 30, 2018.

Investing Activities

Net cash provided by investing activities was $26,000 for the six months ended June 30, 2018, as compared with $2.0 million of cash provided by investing activities for the six months ended June 30, 2017.  For the 2018 period, the Company received note and related interest payments on the Laramide note in the amount of $1.1 million in cash.  Additionally, the Company received net proceeds of $0.5 million from the sale of Laramide securities.  These increases were mostly offset by cash used for note advances to Alabama Graphite of $0.9 million and related transaction costs of $0.6 million.  For the 2017 period, cash provided of $2.0 million relates to initial proceeds from the sale of our wholly-owned subsidiary, HRI to Laramide which closed on January 5, 2017.

Financing Activities

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2018.  For the six months ended June 30, 2018, the Company received net cash proceeds of $1.3 million, $2.9 million and $0.5 million from the sale of common stock sold through the Company’s Aspire CSPA, Aspire RDO and Cantor ATM Offering agreements, respectively.

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

Liquidity and Capital Resources

At June 30, 2018, the Company had working capital of $2.2 million, an ATM Offering with $8.0 million remaining, of which $7.8 million was currently registered for sale and a non-current note receivable from Laramide for $2.0 million.  These sources, along with other anticipated financings, are expected to provide it with the necessary liquidity through September 30, 2019.  At December 31, 2017, the Company had working capital of $3.9 million.  The decrease in working capital of $1.7 million for the six months ended June 30, 2018 was primarily due to the following:

•

loan advances to Alabama Graphite to fund their pre-acquisition operating costs of $0.9 million.

•

a decrease of $1.0 million in the fair value of Laramide securities as of June 30, 2018.

During 2017 and 2018, the Company entered into the following financing agreements and anticipates funding from these sources to sustain operations through September 30, 2019:

•

Registered Direct Offering

On June 14, 2018, the Company completed a registered direct offering of securities with Aspire Capital for net proceeds of $2.9 million.  The securities consisted of 3,717,773 shares of common stock at a price of $0.34 per share for net proceeds of $1.3 million and 4,968,518 pre-funded common stock warrants at a price of $0.33 per warrant for net proceeds of $1.6 million. The exercise price of the warrants is $0.01 per share and the warrants are exercisable at any time and from time to time through June 14, 2021.  The Company did not incur underwriting discounts or commissions with this offering. The previous Common Stock Purchase Agreement (“CSPA”) with Aspire Capital dated September 25, 2017 was terminated on June 14, 2018 concurrently with the launch of the registered direct offering.

•

Controlled Equity Offering Sales Agreement

On April 14, 2017, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $8.0 million, of which approximately $7.8 million is available for future sales as of August 8, 2018.

The Company believes that its current working capital balance, the remaining registered shares of the ATM Offering, the non-current note receivable from Laramide and other anticipated financings, will provide it with the necessary liquidity to fund operations through September 30, 2019.  The Company will also continue to explore additional opportunities to raise capital, further monetize its non-core assets and identify ways to reduce its cash expenditures.

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

•

currently pending or new litigation or arbitration; and

•

our ability to maintain and timely receive mining and other permits from regulatory agencies as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, our 2017 Annual Report on Form 10-K and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Controls

During the three months ended June 30, 2018, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1, “Legal Proceedings,” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.  There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, as updated in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

DISPUTE WITH DOUGLAS C. BOLTON

On May 15, 2018, Alabama Graphite Corp. (“AGC”) was named as a defendant in a lawsuit filed in the Superior Court of Justice in Ontario, Canada and styled Bolton & Bolton, Inc. v. Alabama Graphite Corp., CV-18-00597888.  The plaintiff in the lawsuit is the corporate entity for Douglas C. Bolton (“Bolton”) who served as AGC’s Chief Financial Officer from September 2015 until January 2018.  The statement of claim alleges that the original consulting agreement between Bolton and AGC was supposedly amended in the August-September 2017 time frame to provide for a 12-month severance payment that was allegedly owed as a result of AGC’s termination of Bolton in January 2018.  The statement of claim seeks $108,349.45 in damages, pre-judgment and post-judgment interest, Bolton’s legal costs and other relief as may be just and proper.  On June 21, 2018, AGC filed a request to inspect documents that are identified by reference in the statement of claim.  Bolton has not yet responded to the request to inspect documents; therefore, AGC is not required to and has not answered the statement of claim.

ITEM 1A.  RISK FACTORS.

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:

The timing and amount of compensation relating to the revocation of the mining and exploration licenses for our Temrezli and Sefaatli projects is uncertain.

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey have been revoked and potential compensation has been proffered. The Company is investigating the legality of this action and its potential remedies. While the Company intends to seek full and fair compensation for the licenses, the timing of such compensation is currently uncertain. In addition, the Company can provide no assurance about the amount of any compensation and an adverse result could have an adverse impact on the Company’s financial conditions and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 18, 2018, the Company issued 200,000 shares of common stock, with a fair value on the date of issuance of $114,000 for an option agreement to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada. In addition, on May 3, 2018, the Company issued 172,727 shares of common stock, with a fair value on the date of issuance of $95,000, for consideration of consulting services that will be provided to the Company over the ensuing twelve months. All such shares were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 15, 2018).

10.1

Securities Purchase Agreement, dated June 13, 2018, between Westwater Resources, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2018).

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

WESTWATER RESOURCES, INC.

Dated: August 8, 2018	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2018	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)