Form 10-Q
period 2018-09-30
WESTWATER RESOURCES, INC.
filed 2018-11-07
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

                                (303) 531-0516

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	66,332,617 as of November 7, 2018

WESTWATER RESOURCES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4. CONTROLS AND PROCEDURES

25

PART II - OTHER INFORMATION

26

ITEM 1.  LEGAL PROCEEDINGS

26

ITEM 1A.  RISK FACTORS.

26

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

26

ITEM 4.  MINE SAFETY DISCLOSURES.

26

ITEM 5.  OTHER INFORMATION.

26

ITEM 6.  EXHIBITS.

27

SIGNATURES

28

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)
(unaudited)
		September 30,	December 31,
	Notes	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents		$ 1,366	$ 4,054
Marketable securities	5	499	1,361
Notes receivable – current	4	1,500	1,750
Prepaid and other current assets		611	668
Total Current Assets		3,976	7,833

Property, plant and equipment, at cost:
Property, plant and equipment		91 970	101,187
Less accumulated depreciation, depletion and impairment		(65 652)	(65,778)
Net property, plant and equipment	6	26,318	35,409

Restricted cash	1,5	3,668	3,668
Notes receivable – non-current	4	1,368	3,328
Total Assets		$ 35,330	$ 50,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$ 867	$ 538
Accrued liabilities		1,592	2,352
Current portion of asset retirement obligations	8	597	1,078
Total Current Liabilities		3,056	3,968

Asset retirement obligations, net of current portion	8	5,050	4,653
Other long-term liabilities and deferred credits		500	500
Total Liabilities		8,606	9,121

Commitments and Contingencies	12

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 57,504,640 and 27,790,324, respectively
Outstanding shares – 57,496,615 and 27,782,299, respectively	9	58	28
Paid-in capital	9,10	310,132	297,250
Accumulated other comprehensive (loss) income		(6)	287
Accumulated deficit		(283,202)	(256,190)
Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		26,724	41,117

Total Liabilities and Stockholders' Equity		$ 35,330	$ 50,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)
(unaudited)
		For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	Notes	2018	2017		2018	2017

Operating Expenses:
Mineral property expenses	7	$ (955)	$ (1,316)		$ (2,706)	$ (3,637)
General and administrative expenses		(1,803)	(1,700)		(5,662)	(4,976)
Acquisition costs	3	-	-	-	(333)	-
Accretion of asset retirement obligations	8	(133)	(132)		(401)	(395)
Depreciation and amortization		(27)	(27)		(94)	(104)
Impairment of uranium properties	6	-	-		(17,968)	-
Total operating expenses		(2,918)	(3,175)		(27,164)	(9,112)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities	4	(391)	-		(484)	-
Loss on extinguishment of convertible debt		-	-		-	(39)
Gain on disposal of uranium properties		-	-		-	4,927
Interest income	4	167	186		513	424
Other income		5	6		123	22
Total other (expense)/income		(219)	192		152	5,334

Net Loss		$ (3,137)	$ (2,983)		$ (27,012)	$ (3,778)

Other Comprehensive Income (Loss)
Unrealized fair value increase (decrease) on marketable securities		$ 279	$ (126)		$ (777)	$ (287)
Transfer to realized loss upon sale of available-for sale securities		391	-		484	-
Comprehensive Loss		$ (2,467)	$ (3,109)		$ (27,305)	$ (4,065)

BASIC AND DILUTED LOSS PER SHARE		$ (0.06)	$ (0.12)		$ (0.68)	$ (0.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		51,118,498	25,037,203		39,750,245	23,763,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION
(expressed in thousands of dollars)
(unaudited)
		Nine Months Ended September 30,
	Notes	2018	2017
Operating Activities:
Net loss		$ (27,012)	$ (3,778)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	8	401	395
Amortization of debt discount		-	30
Amortization of notes receivable discount	4	(507)	(553)
Amortization of non-cash investor relations fees		21	175
Loss on extinguishment of convertible debt		-	39
Loss on sale of marketable securities		484	-
Costs incurred for restoration and reclamation activities	8	(485)	(37)
Depreciation and amortization		94	104
Stock compensation expense	10	308	62
Common stock issued for purchase of lithium mineral interests		114	-
Common stock issued for consulting services		95	-
Gain on disposal of fixed assets		(11)	(4,927)
Impairment of uranium properties	6	17,968	-
Effect of changes in operating working capital items:
Decrease (increase) in receivables and other		105	(5)
Decrease (increase) in prepaids and other		90	(101)
Decrease in payables and deferred credits		(697)	(280)
Net Cash Used In Operating Activities		(9,032)	(8,876)

Cash Flows From Investing Activities:
Purchase of equipment		-	(100)
Proceeds from the sale of securities, net	4	834	-
Proceeds from disposal of property, plant and equipment		11	1,950
Proceeds from note receivable	4	1,134	-
Acquisition of Alabama Graphite, net of cash acquired	3	(1,547)	-
Net Cash Provided By Investing Activities		432	1,850
Cash Flows From Financing Activities:
Payments on borrowings		-	(5,500)
Issuance of common stock, net	9	5,917	16,395
Payment of minimum withholding taxes on net share settlements of equity awards		(5)	(1)
Net Cash Provided By Financing Activities		5,912	10,894

Net (decrease)/increase in cash, cash equivalents and restricted cash		(2,688)	3,868
Cash, cash equivalents and restricted cash, beginning of period		7,722	7,296
Cash, Cash Equivalents and Restricted Cash, End of Period		$ 5,034	$ 11,164
Cash paid during the period for:
Interest		$ 7	$ 227
Supplemental Non-Cash Information for Investing and Financing Activities:
Securities received for payment of notes receivable - Laramide		$ 750	$ -
Securities received for asset disposal - Laramide		-	568
Common stock issued for acquisition of Alabama Graphite		6,394	-
Stock options and warrants issued for acquisition of Alabama Graphite		89	-
Common stock issued for commitment fees		-	1,214
Common stock issued for consulting services		95	300
Common stock issued for purchase of lithium mineral interests		114	-
Total Non-Cash Investing and Financing Activities for the Period		$ 7,442	$ 2,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(expressed in thousands of dollars, except share amounts)
(unaudited)

	Common Stock Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2018	27,790,324	$ 28	$ 297,250	$ 287	$ (256,190)	$ (258)	$ 41,117
Net loss	-	-	-	-	(27,012)	-	(27,012)
Common stock issued, net of issuance costs	17,695,448	18	5,899	-	-	-	5,917
Common stock, warrants and options issued for acquisition of Alabama Graphite	11,625,210	12	6,471	-	-	-	6,483
Common stock issued for consulting services	172,727	-	95	-	-	-	95
Common stock issued for purchase of lithium mineral interests	200,000	-	114	-	-	-	114
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	20,931	-	308	-	-	-	308
Minimum withholding taxes on net share settlements of equity awards	-	-	(5)	-			(5)
Unrealized holding loss on marketable securities	-	-	-	(777)	-	-	(777)
Transfer to realized loss upon sale of available for sale securities	-	-	-	484	-	-	484
Balances, September 30, 2018	57,504,640	$ 58	$ 310,132	$ (6)	$ (283,202)	$ (258)	$ 26,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), formerly known as Uranium Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s 2017 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2018.

Recently Adopted Accounting Pronouncements

 In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, which will require that a statement of cash flows explain the change during a period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU applies to all entities and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. Upon adopting ASU 2016-18, the Company has included the restricted cash amount in its beginning-of-period and end-of-period reconciliations of cash on its statement of cash flows and has removed restricted cash releases of $23,000 from the investing activities section of the cash flow statement for the nine months ended September 30, 2017.

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

	As of September 30,
(thousands of dollars)	2018	2017
Cash and cash equivalents	$ 1,366	$ 7,496
Restricted cash - pledged deposits for performance bonds	3,668	3,668
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$ 5,034	$ 11,164

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

2. LIQUIDITY

The Company last recorded revenues from operations in 2009.  Since that time, the Company has relied on equity financings, debt financings and asset sales to fund its operations.  The Company expects to rely on these forms of financing to fund its operations into the near future.

The Company’s current business plan requires working capital to fund non-discretionary expenditures for uranium reclamation activities, mineral property holding costs, business development costs and administrative costs.  The Company intends to pursue project financing to support execution of the graphite business plan, including discretionary capital expenditures associated with graphite battery-material product development, construction of pilot plant facilities and construction of commercial production facilities.  The Company’s current lithium business plan will be funded by working capital, however, the Company is pursuing project financing including possible joint venture partners to fund discretionary greenfield exploration activities.

At September 30, 2018, the Company had cash and cash equivalents of $1.4 million and working capital of $0.9 million.  As of October 31, 2018, the Company had cash and cash equivalents of $1.7 million.  Other financing resources available to the Company include a promissory note in the amount of $3.5 million due from Laramide Resources Ltd. (“Laramide”) (Note 4) and the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $8.0 million (the “ATM Offering”).  As of October 31, 2018, approximately $4.5 million is available for future sales under the ATM Offering.  The Company will also continue to pursue opportunities to monetize its non-core assets and identify ways to reduce its cash expenditures. These sources and actions, along with other anticipated financings, are expected to provide the Company with the necessary liquidity to fund non-discretionary expenditures through January 2020.

These interim condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. While the Company has been successful in raising funds in the past through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company.  In the event that funds are not available, the Company may be required to materially change its business plans.

3. ACQUISITIONS

Acquisition of Alabama Graphite

On April 23, 2018, the Company completed its acquisition of 100% of the outstanding securities of Alabama Graphite Corp. (“Alabama Graphite”) for total consideration of $8.9 million.  Alabama Graphite is a Canadian entity that indirectly holds a 100% interest in the Coosa graphite project and Coosa mineral properties located in Alabama.  The consideration was comprised of $2.4 million in cash used to fund Alabama Graphite’s operating activities prior to completion of the Alabama Graphite transaction and certain related transaction costs, $6.4 million in common stock of the Company and $89,000 for warrants and options in the Company.  Each Alabama Graphite ordinary share was exchanged for 0.08 common share of WWR.  Each warrant and option of Alabama Graphite was also exchanged for warrants and options exercisable for common shares of WWR on the same terms and conditions as were applicable prior to the Alabama Graphite transaction, except that the exercise price was converted for the 0.08 share exchange ratio and for the USD exchange rate on the agreement date which was $0.77809 (CAD to USD) on December 13, 2017.  As a result, the Company issued 11,625,210 new shares, 364,000 options and 2,144,378 warrants.  The value of the Company’s common stock issued as consideration was based upon the opening share price on April 23, 2018 of $0.55.  The operating results of Alabama Graphite are included in the Consolidated Statement of Operations commencing April 23, 2018.

The Alabama Graphite loan from WWR was $1.8 million on April 23, 2018 and was incorporated into the final acquisition accounting and therefore was eliminated as of June 30, 2018.  Acquisition related costs were $1.9 million as of June 30, 2018, of which, $0.6 million was capitalized as additional cash consideration at the acquisition date for certain transaction costs that were directly related to the asset acquisition.

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

The carrying value of the current assets acquired and liabilities assumed approximated the fair value due to the short-term nature of these items.  The fair value of the graphite mineral interests was estimated using a discounted cash flow approach and market comparables.  Key assumptions used in the discounted cash flow analysis include discount rates, mineral resources, future timing of production, recovery rates and future capital and operating costs.

4. NOTES RECEIVABLE

Alabama Graphite Corp. Note Receivable

In conjunction with its entry into the arrangement agreement to acquire Alabama Graphite, on December 13, 2017, the Company executed a secured convertible loan agreement (the “Alabama Graphite Loan”), whereby the Company agreed to provide a non-revolving convertible loan facility of up to USD $2,000,000 to Alabama Graphite for the purpose of funding operations until the acquisition could be finalized. Total loan advances up to the closing of the acquisition on April 23, 2018 was $1.8 million with accrued interest receivable of $13,457. During 2018, advances under the loan were $0.9 million and accrued interest was $12,227.

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

Laramide Note Receivable

As part of the consideration for the sale of Hydro Resources, Inc. (HRI), the Company currently holds a $3.5 million promissory note, secured by a mortgage over the Churchrock and Crownpoint projects. The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project. Principal payment of $1.5 million is due and payable on January 5, 2019, with the balance of $2.0 million due and payable on January 5, 2020. Interest is payable on a quarterly basis. Laramide will have the right to satisfy up to half of each of these principal payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due. The fair value of the notes receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.

As of September 30, 2018, the Company has received two tranches of Laramide common shares as partial consideration for the sale of HRI, which has resulted in the receipt of 2,218,133 and 1,982,483 Laramide common shares in January 2017 and January 2018, respectively.  These share payments represent the initial consideration from the January 2017 sale of HRI and the first note installment in January 2018.  The first note installment in the amount of $1.5 million in January 2018, consisted of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares.  Additionally, Laramide has made interest payments of $0.4 million in cash for the nine months ending September 30, 2018.

For the three months ended September 30, 2018, the Company sold the second tranche of 1,982,483 Laramide common shares resulting in net proceeds of $0.4 million and a net loss on sale of marketable securities of $0.4 million.  For the nine months ended September 30, 2018, the Company sold the first and second tranches of 4,200,816 Laramide common shares resulting in net proceeds of $0.8 million and a net loss on sale of marketable securities of $0.5 million.

The following tables show the notes receivable, accrued interest and unamortized discount on the Company’s notes receivable as of September 30, 2018 and December 31, 2017.

	September 30, 2018
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide – current	$1,500	-	-	1,500
Subtotal Notes Receivable – current	$1,500	-	-	1,500

Non-current Assets
Notes receivable – Laramide – non-current	$2,000	-	(632)	1,368
Total Notes Receivable – current and non-current	$3,500	-	(632)	2,868

	December 31, 2017
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide – current	$1,500	$250	$-	$1,750
Subtotal Notes Receivable – current	$1,500	$250	$-	$1,750

Non-current Assets
Notes receivable – Laramide – non-current	$3,500	$-	$(1,005)	$2,495
Notes receivable – Alabama Graphite Corp.	832	1	-	833
Subtotal Notes Receivable – non-current	$4,332	$1	$(1,005)	$3,328
Total Notes Receivable – current and non-current	$5,832	$251	$(1,005)	$5,078

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

The Company believes that the fair value of its assets and liabilities approximate their reported carrying amounts.  The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of September 30, 2018 and December 31, 2017 and indicate the fair value hierarchy.

	September 30, 2018
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$499	$-	$-	$499
Total current assets recorded at fair value	$499	$-	$-	$499
Non-current Assets
Restricted cash	$3,668	$-	-	$3,668
Total non-current assets recorded at fair value	$3,668	$-	$-	$3,668
	December 31, 2017
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$1,361	$-	$-	$1,361
Total current assets recorded at fair value	$1,361	$-	$-	$1,361
Non-current Assets
Restricted cash	$3,668	$-	-	$3,668
Total non-current assets recorded at fair value	$3,668	$-	$-	$3,668

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash.

6. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at September 30, 2018
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,302	$ -	$ -	$ -	$ 8,302
Mineral rights and properties	-	-	8,972	7,806	-	16,778
Other property, plant and equipment	8	1,055	-	-	175	1,238
Total	$ 8	$ 9,357	$ 8,972	$ 7,806	$ 175	$ 26,318

	Net Book Value of Property, Plant and Equipment at December 31, 2017

(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$ -	$ 8,304	$ -	$ -	$ -	$ 8,304
Mineral rights and properties	17,968	-	-	7,806	-	25,774
Other property, plant and equipment	11	1,109	-	-	211	1,331
Total	$ 17,979	$ 9,413	$ -	$ 7,806	$ 211	$ 35,409

Impairment of Temrezli and Sefaatli Projects

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey had been revoked and potential compensation will be proffered. While the Company is investigating the legality of this action and what remedies, including compensation, might be available to the Company, the Company has determined that it is more likely than not that the Company will be unable to explore, develop, mine or otherwise benefit from the mineral properties. Therefore, the Company has determined that all of the uranium mineral holding property assets located in Turkey were fully impaired. The Company will recognize compensation for the mining and exploration licenses when the amount of the full and fair compensation is fixed and determinable and the ability to collect is probable.

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

7. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2018	2017	2018	2017
	(thousands of dollars)
Temrezli project, Turkey	$ 11	$ 63	$ 107	$ 186
Total Turkey projects	11	63	107	186

Kingsville Dome project, Texas	223	197	646	616
Rosita project, Texas	259	188	614	472
Vasquez project, Texas	42	117	374	399
Other projects, Texas	25	26	26	30
Total Texas projects	549	528	1,660	1,517

Cebolleta project, New Mexico	-	-	389	538
Juan Tafoya project, New Mexico	39	38	48	356
Total New Mexico projects	39	38	437	894

Columbus Basin project, Nevada	126	489	248	678
Railroad Valley project, Nevada	79	80	95	238
Total Nevada projects	205	569	343	916

Sal Rica project, Utah	112	118	112	124
Total Utah projects	112	118	112	124

Coosa project, Alabama	39	-	47	-
Total Alabama Projects	39	-	47	-

Total expense for the period	$ 955	1,316	$ 2,706	$ 3,637

8. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	September 30,	December 31,
	2018	2017
(thousands of dollars)
Balance, beginning of period	$ 5,731	$ 4,789
Liabilities settled	(485)	(97)
Accretion expense	401	1,039
Balance, end of period	5,647	5,731
Less: Current portion	(597)	(1,078)
Non-current portion	$ 5,050	$ 4,653

The Company is currently performing plugging and surface reclamation activities at its Rosita and Vasquez projects located in Duval County, Texas.  The Company’s current liability of $0.6 million consists of the estimated costs associated with current reclamation activities through December 2019 at the Company’s Vasquez projects.

9. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

Registered Direct Offering

On June 14, 2018, the Company completed a registered direct offering of securities with Aspire Capital for net proceeds of $2.9 million.  The securities consisted of 3,717,773 shares of common stock at a price of $0.34 per share for net proceeds of $1.3 million and 4,968,518 pre-funded common stock warrants at a price of $0.33 per warrant for net proceeds of $1.6 million. The exercise price of the warrants is $0.01 per share and the warrants were exercised on a net basis on August 7, 2018, resulting in the issuance of 4,825,509 shares of common stock.  The Company did not incur underwriting discounts or commissions with this offering. The previous Common Stock Purchase Agreement (“CSPA”) with Aspire Capital dated September 25, 2017 was terminated on June 14, 2018 concurrently with the launch of the registered direct offering.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, $8.0 million of which shares are registered for sale under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of October 31, 2018, the Company had sold 16,078,900 shares of common stock for net proceeds of $4.6 million under the ATM Offering, of which, 6,577,070 shares of common stock and net proceeds of $1.8 million was sold in the nine months ended September 30, 2018. As a result, the Company had approximately $25.3 million remaining available for future sales under the ATM Offering, of which $4.5 million has been registered for sale.

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

On September 27, 2017, pursuant to the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received net proceeds of $2.0 million. Through its termination on June 14, 2018 in connection with the registered direct offering described above, Aspire Capital purchased an additional 2,725,096 shares of common stock for which the Company received net proceeds of $1.5 million, of which, 2,575,096 shares of common stock and net proceeds of $1.3 million was received in the nine months ended September 30, 2018.

Common Stock Issued for Acquisition of Alabama Graphite

As discussed in Note 3 above, on April 23, 2018, the Company issued 11,625,210 shares of common stock in exchange for 100% of the outstanding shares of Alabama Graphite as part of the purchase consideration paid to acquire Alabama Graphite.

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

As of September 30, 2018, 13,905 shares were available for future issuances under the 2013 Plan.  For the three months ending September 30, 2018 and 2017, the Company recorded stock-based compensation expense of $145,771 and $24,279, respectively.  For the nine months ending September 30, 2018 and 2017, the Company recorded stock-based compensation expense of $308,013 and $62,356, respectively.  Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Anatolia Energy Limited in November 2015, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy Limited.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Limited. As of September 30, 2018, there were 85,233 replacement options outstanding and no performance shares outstanding.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 2,508,378 replacement options and warrants to the option and warrant holders of Alabama Graphite.  The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.08.  The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.08 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of September 30, 2018, there were 289,600 replacement options and 571,985 replacement warrants outstanding.

Stock Options

The following table summarizes stock options outstanding and changes for the nine-month periods ending September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	286,174	$ 5.53	110,828	$ 18.24
Granted	812,689	0.98	189,164	1.40
Expired	(80,412)	5.24	(6,001)	104.67
Stock options outstanding at end of period	1,018,451	$ 1.91	293,991	$ 5.64
Stock options exercisable at end of period	1,018,451	$ 1.91	104,722	$ 13.26

The following table summarizes stock options outstanding and exercisable by stock option plan at September 30, 2018:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	4,792	$ 35.14	4,792	$ 35.14
2004 Directors’ Plan	556	186.00	556	186.00
2013 Plan	638,270	0.71	638,270	0.71
Replacement Stock Options-Alabama Graphite	289,600	1.61	289,600	1.61
Replacement Stock Options-Anatolia Energy	85,233	8.87	85,233	8.87
	1,018,451	$ 1.91	1,018,451	$ 1.91

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

The following table summarizes RSU activity for the nine-month periods ended September 30, 2018 and 2017:

	September 30,		September 30,
	2018		2017
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	178,897	$ 1.40	8,649	$ 43.71
Granted	-	-	304,064	1.40
Forfeited	(9,429)	1.40	-	-
Vested	-	-	(39,340)	4.16
Unvested RSUs at end of period	169,468	$ 1.40	273,373	$ 1.95

11. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Additionally, potentially dilutive shares of 1,943,237 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the three and nine months ended September 30, 2018.

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

13. GEOGRAPHIC AND SEGMENT INFORMATION

The Company currently operates in three reportable segments, which are uranium, lithium and graphite mining activities, including exploration, standby operations and restoration and reclamation activities.  As a part of these activities, the Company also explores, evaluates and, if warranted, permits uranium, lithium and graphite properties.  The Company’s long-term assets were $31.4 million and $42.4 million as of September 30, 2018 and December 31, 2017, respectively. The long-term assets located in the United States totaled $31.4 million or 100% and $24.4 million or 58% of total long-term assets as of September 30, 2018 and December 31, 2017, respectively.  The Company reported no revenues during the three and nine months ended September 30, 2018 and September 30, 2017.

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

The table below provides a breakdown of the long-term assets by reportable segments as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$ 175	$ 17,171	$ -	$ 8,972	$ 26,318
Restricted cash	-	3,668	-	-	3,668
Notes receivable, non-current	-	1,368	-	-	1,368
Total long-term assets	$ 175	$ 22,207	$ -	$ 8,972	$ 31,354

	December 31, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$ 211	$ 35,198	$ -	$ -	$ 35,409
Restricted cash	-	3,668	-	-	3,668
Notes receivable, non-current	834	2,494	-	-	3,328
Total long-term assets	$ 1,045	$ 41,360	$ -	$ -	$ 42,405

The table below provides a breakdown of the reportable segments for the three months ended September 30, 2018 and September 30, 2017.  Non-mining activities and other administrative operations are reported in the Corporate column.

	Three Months Ended September 30, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$ -	$ 600	$ 317	$ 38	$ 955
General and administrative expenses	1,184	478	-	141	1,803
Accretion of asset retirement costs	-	133	-	-	133
Depreciation and amortization	1	26	-	-	27
	1,185	1,237	317	179	2,918
Loss from operations	(1,185)	(1,237)	(317)	(179)	(2,918)
Other (expense) income	(246)	27	-	-	(219)
Loss before taxes	$ (1,431)	$ (1,210)	$ (317)	$ (179)	$ (3,137)

	Three Months Ended September 30, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$ -	$ 625	$ 691	$ -	$ 1,316
General and administrative	1,280	420	-	-	1,700
Accretion of asset retirement costs	-	132	-	-	132
Depreciation and amortization	3	24	-	-	27
	1,283	1,201	691	-	3,175
Loss from operations	(1,283)	(1,201)	(691)	-	(3,175)
Other income	185	6	-	-	191
Loss before taxes	$ (1,098)	$ (1,195)	$ (691)	$ -	$ (2,984)

The table below provides a breakdown of the reportable segments for the nine months ended September 30, 2018 and September 30, 2017.  Non-mining activities and other administrative operations are reported in the Corporate column.

	Nine Months Ended September 30, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$ -	$ 2,204	$ 455	$ 47	$ 2,706
General and administrative expenses	3,901	1,383	-	378	5,662
Acquisition costs	333	-	-	-	333
Accretion of asset retirement costs	-	401	-	-	401
Impairment of uranium properties	-	17,968	-	-	17,968
Depreciation and amortization	3	90	-	1	94
	4,237	22,046	455	426	27,164
Loss from operations	(4,237)	(22,046)	(455)	(426)	(27,164)
Other income	7	144	-	-	151
Loss before taxes	$ (4,230)	$ (21,902)	$ (455)	$ (426)	$ (27,013)

	Nine Months Ended September 30, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$ -	$ 2,596	$ 1,041	$ -	$ 3,637
General and administrative expenses	3,799	1,177	-	-	4,976
Accretion of asset retirement costs	-	395	-	-	395
Depreciation and amortization	4	100	-	-	104
	3,803	4,268	1,041	-	9,112
Loss from operations	(3,803)	(4,268)	(1,041)	-	(9,112)
Other income	385	4,949	-	-	5,334
(Loss) Income before taxes	$ (3,418)	$ 681	$ (1,041)	$ -	$ (3,778)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of WWR for the three and nine months ended September 30, 2018 has been prepared based on information available to us as of November 7, 2018. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2017 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

INTRODUCTION

WWR is an energy minerals exploration and energy-related materials development company. The Company’s battery materials projects include graphite and lithium mineral properties. We established our graphite business with the acquisition of Alabama Graphite on April 23, 2018 and its Coosa Graphite Project along with the associated Coosa Graphite Mine located across 41,900 acres in east-central Alabama.  We established our lithium business in 2016 and currently control mineral rights encompassing approximately 36,730 acres across three prospective lithium brine basins in Nevada and Utah. We have continued exploration activities as well as geological evaluation of these properties in 2018 for potential development of lithium resources that may be discovered.

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

Graphite, Lithium and Uranium Listed as Critical Materials

A Presidential Executive Order on a Federal Strategy to Ensure Secure and Reliable Supplies of Critical Minerals was issued on December 20, 2017, which we believe will accelerate important energy related mineral development in the United States.  In conjunction with Professional Paper 1802, published by the US Geological Service (“USGS”), where 23 minerals are identified as critical to the Country’s security and economy, WWR believes these actions are important steps in support of domestic minerals development.  One of the important steps outlined in the Executive Order required a list of critical minerals to be provided by the US Secretary of the Interior.  This list was provided and included all three of WWR’s contemplated portfolio products consisting of graphite, lithium and uranium.  Graphite and lithium, in particular, are critical to the development of batteries and other energy storage systems essential to the electric vehicle, solar and wind power industries.

RECENT DEVELOPMENTS

 Election of New Director

On September 25, 2018, the Board of Directors (the “Board”) of Westwater Resources, Inc. (the “Company”) elected Karli Anderson to serve as an independent director of the Company, effective September 26, 2018.  Mrs. Anderson will be compensated for her service on the Board in accordance with the Company’s compensatory and other arrangements for nonemployee directors, which is described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 8, 2018.  Mrs. Anderson has not been appointed to serve on any committee of the Board.  The Board determined that Mrs. Anderson is independent under the rules of the Nasdaq Stock Market as well as applicable rules and regulations adopted by the Securities and Exchange Commission. On September 27, 2018, the Company filed a Form 8-K announcing the new director appointment and attached a copy of the associated press release as Exhibit 99.1.

Impairment of Temrezli and Sefaatli Projects

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey had been revoked and potential compensation will be proffered. While the Company is investigating the legality of this action and what remedies, including compensation, might be available to the Company, the Company has determined that it is more likely than not that the Company will be unable to explore, develop, mine or otherwise benefit from the mineral properties. Therefore, the Company has determined that all of the uranium mineral holding property assets located in Turkey were fully impaired. The amount of the impairment charge reflects the accounting net book value for the uranium holding property assets and does not reflect fair market value of the assets.  The Company will recognize compensation for the mining and exploration licenses when the amount of the full and fair compensation is fixed and determinable and the ability to collect is probable.

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

On April 23, 2018, Westwater completed the acquisition of Alabama Graphite as part of a strategic decision to refocus the Company to supply battery manufacturers with low-cost, advanced, high-quality, and high-margin graphite products. The principal asset acquired is the Coosa Graphite Project (“Coosa Project”), which includes the Coosa Graphite mine located near Sylacauga, Alabama, 50 miles southeast of Birmingham. The Coosa mine is located in an area that has been a past producer of graphite, utilizing a geology trend spanning tens of thousands of acres, known as the “Alabama Graphite Belt.” The State of Alabama remains a friendly business jurisdiction, exemplified by the state successfully securing a $1 billion commitment from Daimler Benz to build a lithium-ion battery factory near its automobile assembly plant in the state.

WWR believes that graphite has an important strategic place in the global economy as a high-demand commodity as electric automobiles and the batteries that power them increase production.  WWR is working with over two dozen potential customers, several of which have qualification samples in hand as a first step towards potential sales.

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

At the same time, the Company will be developing the Coosa Graphite mine (planned for start-up in 2026) on its 40,000-plus-acre mineral-rights holdings that can serve as a hedge against future feedstock costs and provide in-house quality assurance and quality control (QA/QC) for raw-material inputs.

Equity Financings

Registered Direct Offering

On June 14, 2018, the Company completed a registered direct offering of securities with Aspire Capital for net proceeds of $2.9 million.  The securities consisted of 3,717,773 shares of common stock at a price of $0.34 per share for net proceeds of $1.3 million and 4,968,518 pre-funded common stock warrants at a price of $0.33 per warrant for net proceeds of $1.6 million. The exercise price of the warrants is $0.01 per share and the warrants were exercised on a net basis on August 7, 2018, resulting in the issuance of 4,825,509 shares of common stock.  The Company did not incur underwriting discounts or commissions with this offering. The previous Common Stock Purchase Agreement (“CSPA”) with Aspire Capital dated September 25, 2017 was terminated on June 14, 2018 concurrently with the launch of the registered direct offering.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, $8.0 million of which shares are registered for sale under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of October 31, 2018, the Company had sold 16,078,900 shares of common stock for net proceeds of $4.6 million under the ATM Offering. As a result, the Company had approximately $25.3 million remaining available for future sales under the ATM Offering, of which $4.5 million has been registered for sale.

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

Results of Operations

Summary

Our consolidated net loss for the three months ended September 30, 2018 was $3.1 million, or $0.06 per share, as compared with a consolidated net loss of $3.0 million, or $0.12 per share for the same period in 2017.  For the three months ended September 30, 2018, the increase in our consolidated net loss from the respective prior period was primarily the result of an increase in loss on sale of marketable securities of $0.4 million and an increase in general and administrative expenses of $0.1 million. These increases were mostly offset by a decrease in mineral property expenses of $0.4 million.

Our consolidated net loss for the nine months ended September 30, 2018 was $27.0 million, or $0.68 per share, as compared with $3.8 million, or $0.16 per share for the same period in 2017.  For the nine months ended September 30, 2018, the increase in our consolidated net loss of $23.1 million from the respective prior period was the result of an impairment charge for the Temrezli and Sefaatli uranium mineral interests, an increase in non-recurring acquisition related costs of $0.3 million and an increase in general and administrative expenses of $0.7 million.  These increases were partially offset by a decrease in mineral property expenses of $0.9 million.  Additionally, there was a one-time gain on the disposal of our Churchrock and Crownpoint projects of $4.9 million in the nine months ended September 30, 2017.

Mineral Property Expenses

The following table details our mineral property expenses for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(thousands of dollars)
Restoration/Recovery expenses
Rosita Project	$ 131	$ 71	$ 297	$ 160
Vasquez Project	(51)	-	50	-
Total restoration/recovery expenses	80	71	347	160

Standby care and maintenance expenses
Kingsville Dome Project	181	153	495	477
Rosita Project	97	74	276	258
Vasquez Project	92	117	231	308
Temrezli Project	11	41	107	164
Total standby care and maintenance expenses	381	385	1,109	1,207

Exploration and evaluation costs	18	423	39	609

Land maintenance and holding costs	476	437	1,211	1,661

Total mineral property expenses	$ 955	$ 1,316	$ 2,706	$ 3,637

For the three months ended September 30, 2018, mineral property expenses decreased by $0.4 million from the corresponding periods during 2017.  The decrease was primarily due to a reduction in exploration activities in the Lithium projects of $0.4 million.  Additionally, for the three months ended September 30, 2018, asset retirement settlements were $0.1 million.

For the nine months ended September 30, 2018, mineral expenses decreased by $0.9 million from the corresponding periods in 2017. The decrease was due to a reduction in land holding costs for the Cebolleta and Juan Tafoya uranium properties of $0.4 million and a reduction of exploration activities in the Lithium projects of $0.6 million during 2018.  These decreases were partially offset by a $0.2 million increase in reclamation expenses for the Rosita and Vasquez uranium properties.  Additionally, for the nine months ended September 30, 2018, asset retirement settlements were $0.5 million.

Included in the above Restoration/Recovery expenses are Asset Retirement Obligation (ARO) settlements of $130,856 and $485,285 for the three and nine months ended September 30, 2018, respectively.  For the comparative periods of three and nine months ended September 30, 2017, asset retirement settlements were $6,885 and $37,479, respectively.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2018 and 2017 were:

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2018	2017	2018	2017
	(thousands of dollars)

Stock compensation expense	$ 146	$ 24	$ 308	$ 62
Salaries and payroll burden	689	614	2,064	1,796
Legal, accounting, public company expenses	643	718	2,042	2,251
Insurance and bank fees	121	149	398	370
Consulting and professional services	81	21	396	44
Office expenses	102	148	338	364
Other expenses	21	26	116	89
Total	$ 1,803	$ 1,700	$ 5,662	$ 4,976

For the three months ended September 30, 2018, general and administrative charges increased by $0.1 million as compared with the corresponding period in 2017.  This increase was primarily due to an increase in stock compensation expenses of $0.1 million.  For the nine months ended September 30, 2018, general and administrative charges increased by $0.7 million as compared with the corresponding period in 2017.  This increase was due to increases in salaries and payroll burden of $0.3 million and consulting and professional expenses of $0.4 million, primarily related to post-acquisition Alabama Graphite operations. Additionally, stock compensation expense increased by $0.2 million as compared to the corresponding period in 2017.  These increases were partially offset by a decrease in legal, accounting and public company expenses of $0.2 million.

Other Income and Expenses

Sale of Scrap Metal

During the nine months ended September 30, 2018, the Company received proceeds of $0.1 million from the sale of scrap metal at our Texas uranium facility.  There were no such sales of scrap metal in the 2017 periods.

Loss on Sale of Marketable Securities

For the three months ended September 30, 2018, the Company sold the second tranche of 1,982,483 Laramide common shares resulting in net proceeds of $0.4 million and a net loss on sale of marketable securities of $0.4 million.  For the nine months ended September 30, 2018, the Company sold the first and second tranches of 4,200,816 Laramide common shares resulting in net proceeds of $0.8 million and a net loss on sale of marketable securities of $0.5 million.

Financial Position

Operating Activities

Net cash used in operating activities was $9.0 million for the nine months ended September 30, 2018, as compared with $8.9 million for the same period in 2017. The increase was primarily due to an increase in cash used for general working capital requirements for the nine months ending September 30, 2018.

Investing Activities

Net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2018, as compared with $1.9 million of cash provided by investing activities for the nine months ended September 30, 2017.  For the 2018 period, the Company received note and related interest payments on the Laramide note in the amount of $1.1 million in cash.  Additionally, the Company received net proceeds of $0.8 million from the sale of Laramide securities.  These increases were mostly offset by cash used for note advances to Alabama Graphite of $0.9 million and related Alabama Graphite acquisition transaction costs of $0.6 million.  For the 2017 period, cash provided of $1.9 million relates to initial proceeds from the sale of our wholly-owned subsidiary, HRI to Laramide which closed on January 5, 2017.

Financing Activities

Net cash provided by financing activities was $5.9 million for the nine months ended September 30, 2018.  For the nine months ended September 30, 2018, the Company received net cash proceeds of $1.3 million, $2.9 million and $1.7 million from the sale of common stock sold through the Company’s Aspire CSPA, Aspire RDO and Cantor ATM Offering agreements, respectively.

Net cash provided by financing activities was $10.9 million for the nine months ended September 30, 2017.  For the nine months ended September 30, 2017, net cash proceeds of $15.4 million were received upon equity financings completed in January and February and September 2017, respectively. Additionally, $1.0 million was received from the sale of common stock sold through the Company’s ATM Offering.  This increase was offset by the repayment of $5.5 million outstanding under the RCF Loan.

Liquidity and Capital Resources

At September 30, 2018, the Company had working capital of $0.9 million compared to working capital of $3.9 million at December 31, 2017.  The decrease in working capital of $3.0 million for the nine months ended September 30, 2018 was mostly due to the following:

–

loan advances and acquisition costs for the acquisition of Alabama Graphite of $1.5 million.

–

reductions in accounts payable and accrued liabilities of $0.4 million, and;

–

continued funding of operating losses from the sale proceeds of available-for-sale marketable securities of $0.8 million and from note receivable proceeds of $1.1 million.

The Company last recorded revenues from operations in 2009.  Since 2013, the Company has raised $62.1 million from debt and equity financings, including six registered direct equity offerings ($24.8 million), a confidentially marketed public offering ($8.9 million), a convertible debt offering ($8.0 million) and three equity line of credit financings ($20.4 million).  The Company will rely on these forms of financing to fund its ongoing operations into the near future.

The Company’s current business plan requires working capital to fund non-discretionary expenditures for uranium reclamation activities, mineral property holding costs, business development costs and administrative costs.  The Company is pursuing project financing to support execution of the graphite business plan, including discretionary capital expenditures associated with graphite battery-material product development, construction of pilot plant facilities and construction of commercial production facilities.  The Company’s current lithium business plan will be funded by working capital, however, the Company is pursuing project financing including possible joint venture partners to fund discretionary greenfield exploration activities.

At September 30, 2018 and at October 31, 2018, the Company had cash and cash equivalents of $1.4 million and $1.7 million, respectively.  Other financing resources available to the Company include a promissory note in the amount of $3.5 million due from Laramide Resources Ltd. (“Laramide”) (Note 4) and the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $8.0 million (the “ATM Offering”).  As of October 31, 2018, approximately $4.5 million is available for future sales under the ATM Offering.  The Company will also continue to pursue opportunities to monetize its non-core assets and identify ways to reduce its cash expenditures. These sources and actions, along with other anticipated financings, are expected to provide the Company with the necessary liquidity to fund non-discretionary expenditures through January 2020.

These interim condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. While the Company has been successful in raising funds in the past through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company.  In the event that funds are not available, the Company may be required to materially change its business plans.

Off- Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the potential improvements contained in the Company’s initial optimization study of the Coosa Graphite Project, the future production of graphite, including on a pilot scale, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•

the availability of capital to WWR;

•

the spot price and long-term contract price of graphite, lithium and uranium;

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

•

the world-wide supply and demand of graphite, lithium and uranium;

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls

During the three months ended September 30, 2018, no changes have been made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, other than as set forth below.

DISPUTE WITH DOUGLAS C. BOLTON

On May 15, 2018, Alabama Graphite Corp. (“AGC”) was named as a defendant in a lawsuit filed in the Superior Court of Justice in Ontario, Canada and styled Bolton & Bolton, Inc. v. Alabama Graphite Corp., CV-18-00597888.  The plaintiff in the lawsuit is the corporate entity for Douglas C. Bolton (“Bolton”) who served as AGC’s Chief Financial Officer from September 2015 until January 2018.  The statement of claim alleges that the original consulting agreement between Bolton and AGC was supposedly amended in the August-September 2017 time frame to provide for a 12-month severance payment that was allegedly owed as a result of AGC’s termination of Bolton in January 2018.  The statement of claim seeks $108,349.45 in damages, pre-judgment and post-judgment interest, Bolton’s legal costs and other relief as may be just and proper.  On June 21, 2018, AGC filed a request to inspect documents that are identified by reference in the statement of claim.  On August 8, 2018, Bolton provided AGC with the requested documents.  On August 17, 2018, AGC filed a statement of defense that denies the substantive allegations contained in Bolton’s statement of claim, asserts that the original consulting agreement between Bolton and AGC was not amended to provide for a 12-month severance payment, and seeks a dismissal of the lawsuit with costs on a substantial indemnity basis.

ITEM 1A.  RISK FACTORS.

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:

The timing and amount of compensation relating to the revocation of the mining and exploration licenses for our Temrezli and Sefaatli projects is uncertain.

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey had  been revoked and potential compensation would be proffered. The Company is investigating the legality of this action and its potential remedies. While the Company intends to seek full and fair compensation for the licenses, the timing of such compensation is currently uncertain. In addition, the Company can provide no assurance about the amount of any compensation and an adverse result could have an adverse impact on the Company’s financial conditions and results of operations.

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

WESTWATER RESOURCES, INC.

Dated: November 7, 2018	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2018	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)