Form 10-K
period 2018-12-31
WESTWATER RESOURCES, INC.
filed 2019-02-15
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2018 was approximately $18,868,383. Number of shares of Common Stock, $0.001 par value, outstanding as of February 15, 2019 was 74,399,332 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

WESTWATER RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

TABLE OF CONTENTS

GLOSSARY OF CERTAIN ENERGY MINERALS INDUSTRY TERMS4

USE OF NAMES5

CURRENCY5

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS5

STATEMENT REGARDING THIRD PARTY INFORMATION6

PART I7

ITEM 1.  DESCRIPTION OF BUSINESS.7

THE COMPANY7

OUR STRATEGY7

KEY BUSINESS AND CORPORATE DEVELOPMENTS IN 20188

OVERVIEW OF THE BATTERY GRAPHITE INDUSTRY9

OVERVIEW OF THE VANADIUM INDUSTRY11

OVERVIEW OF THE LITHIUM INDUSTRY11

OVERVIEW OF THE URANIUM INDUSTRY11

COMPETITION12

OVERVIEW OF WESTWATER RESOURCES’ PROJECTS12

THE ISR PROCESS15

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING15

AVAILABLE INFORMATION18

ITEM 1A.  RISK FACTORS19

ITEM 1B.  UNRESOLVED STAFF COMMENTS27

ITEM 2.  PROPERTIES28

GRAPHITE PROJECT28

LITHIUM PROPERTIES31

URANIUM PROCESSING FACILITIES36

URANIUM PROPERTIES38

INFRASTRUCTURE52

INSURANCE52

ITEM 3.  LEGAL PROCEEDINGS52

DISPUTE WITH KLEBERG COUNTY52

DISPUTE WITH FABRICE TAYLOR53

DISPUTE WITH DOUGLAS BOLTON53

ARBITRATION AGAINST TURKEY53

OTHER54

ITEM 4.  MINE SAFETY DISCLOSURES54

PART II54

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF

EQUITY SECURITIES54

STOCK INFORMATION54

ITEM 6.  SELECTED FINANCIAL DATA54

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS54

INTRODUCTION54

RECENT DEVELOPMENTS55

RESULTS OF OPERATIONS57

FINANCIAL POSITION60

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK63

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA64

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.89

ITEM 9A.  CONTROLS AND PROCEDURES89

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES89

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING89

ITEM 9B.  OTHER INFORMATION90

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.90

ITEM 11.  EXECUTIVE COMPENSATION90

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

MATTERS90

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE90

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES90

PART IV91

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES91

ITEM 16. FORM 10-K SUMMARY92

SIGNATURES93

GLOSSARY OF CERTAIN ENERGY MINERALS INDUSTRY TERMS

Brine	A naturally occurring fluid generally hosted in sedimentary rocks. Its chemical make-up is generally saline and may contain appreciable levels of potash (potassium chloride), magnesium and/or lithium.
Claim	A claim is a tract of land up to 20 acres in size, of which the right to mine is held under the federal General Mining Law of 1872 and applicable local laws.
Concentrates	A product from a mineral processing facility (including uranium). Uranium concentrates are commonly referred to as U3O8.
Graphite	A natural material with electrical properties that enhance the performance of electrical storage batteries
Gross acres	Total acreage of land under which we have mineral rights. May include unleased fractional ownership.
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

Lithium	A light metal used in the manufacture of lithium ion batteries for the automotive and other transportation sectors
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

Spot price	The price at which a mineral commodity may be purchased for delivery within one year.

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

Uranium or uranium concentrates	U3O8 or triuranium octoxide.
U3O8	Triuranium octoxide equivalent contained in uranium concentrates, referred to as uranium concentrate.
Vanadium	A metal used as a strengthening alloy in steelmaking, and in certain types of batteries.
Waste	Barren rock in a mine, or uranium in a rock formation that is too low in grade to be mined and milled at a profit.
Yellowcake	Uranium concentrate in powder form, the end-result of the ISR mining or conventional milling process.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the realization of expected benefits from recent business combinations and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•the availability of capital to WWR;

•the availability of the Company to continue to satisfy the listing requirements of the Nasdaq Capital Market;

•the spot price and long-term contract price of graphite, vanadium, lithium and uranium;

•the ability of WWR to enter into and successfully close acquisitions, dispositions or other material transactions;

•government regulation of the mining industry and the nuclear power industry in the United States;

•operating conditions at our mining projects;

•the world-wide supply and demand of graphite, vanadium, lithium and uranium;

•weather conditions;

•unanticipated geological, processing, regulatory and legal or other problems we may encounter;

•the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration result;

•any graphite, vanadium, lithium or uranium discoveries not being in high enough concentration to make it economic to extract the metals;

•currently pending or new litigation or arbitration; and

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

STATEMENT REGARDING THIRD PARTY INFORMATION

Certain information provided in this report has been provided to us by the third parties or is publicly available information published or filed with applicable securities regulatory bodies, including the SEC.  WWR has not verified, and is not in a position to verify, and expressly disclaims any responsibility for, the accuracy, completeness or fairness of such third-party information and refers the reader to the information publicly published or filed by the third parties for additional information.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

Westwater Resources, Inc. is a 40-year-old public company trading on the Nasdaq stock exchange under the symbol WWR. Originally incorporated to mine uranium in Texas, our company has been reborn as a diversified energy materials developer. Westwater now has a presence in uranium, lithium exploration, and battery-graphite materials after its acquisition of Alabama Graphite Corp. (“AGC” or “Alabama Graphite”) in April 2018.

Westwater holds battery graphite development properties in Alabama, exploration properties with lithium and uranium exploration potential, as well as two idled uranium production properties.  We were organized in 1977 to acquire and develop uranium projects and still have extensive uranium mineral holdings in New Mexico and Texas.  Westwater ceased uranium production in 2009.

The Company conducts its business and owns its properties through a number of subsidiaries. The Company’s principal place of business and corporate office is at 6950 South Potomac Street, Suite 300, Centennial, Colorado 80112.  South Texas operations are conducted by URI, Inc., a subsidiary of the Company, who maintains an operations office at 641 E. FM 1118, Kingsville, Texas 78363. As of February 15, 2019, the Company and its subsidiaries had 32 employees.

OUR STRATEGY

Our strategy is to increase shareholder value by expanding into the battery materials marketplace, while maintaining our uranium assets as an option on the future rising price of uranium. The acquisition of the Coosa Graphite Project (the “Coosa Project”) mineral properties from Alabama Graphite in April 2018 combined with the Company’s existing lithium exploration properties in Nevada and Utah, provides the Company with the opportunity to develop two critical raw materials utilized by the growing market for electric battery storage for automobiles, trucks and buses as well as grid-based storage devices. In 2016, the global battery market was $86 billion dollars in size and was growing at a rate of 7%.

Our goal for the graphite business is to develop a battery-graphite manufacturing business in Alabama that produces advanced, high-quality and high-margin products for battery manufacturers. We plan to begin construction and operation of a pilot-scale processing plant in 2019, followed by construction of a commercial scale processing facility in 2020 that purifies readily available graphite flake concentrates from various sources to 99.95% pure carbon.  Once purified, the graphite will be further processed into three advanced component products with enhanced conductivity performance needed by battery manufacturers.  These advanced graphite products are purified micronized graphite (“PMG”), delaminated expanded graphite (“DEXDG”) and coated spherical purified graphite (“CSPG”). At the same time, we plan to begin developing the Coosa Graphite mine (planned for start-up in 2026) on our 40,000-plus-acre mineral-rights holdings that can serve as a hedge against future feedstock costs and provide in-house quality assurance and quality control (“QA/QC”) for raw-material inputs.

We plan to continue geologic evaluation of our greenfield lithium exploration properties in Nevada and Utah. Significant exploration expenditures will be dependent on the availability of project-based or joint-venture based funding.  We plan to continue to pursue and secure water rights for the three project areas, as water rights are a critical component of any future commercial development of the mineral properties and require relatively low capital expenditures.

Amidst the prevailing low uranium price environment, we continue to balance cash conservation with maintaining readiness to fast track resumption of production at such time as uranium prices show sufficient improvement. For our South Texas uranium projects, we plan to continue the focus on fulfilling our environmental obligations with proactive restoration of legacy wellfields while maintaining our processing facilities on standby for potential operating/processing agreements. During 2019, we anticipate completing the restoration requirements at the Vasquez Project and all non-production properties at the Rosita Project, and will seek bond release from the Texas Commission on Environmental Quality.  In New Mexico, we continue to assess the potential for the development of our larger scale uranium projects on a stand-alone basis or with partners.

Our project pipeline is prioritized as near-term, mid-term and long-term projects, with a goal of achieving sustainable production over time with our graphite, lithium and uranium projects so as to take advantage of rising and/or high price environments for these minerals. We continually adjust near-term and long-term business priorities in accordance with market conditions.

Our broad base of mining, processing and manufacturing expertise from graphite, base and precious metals to energy materials is our key competitive advantage. Westwater possesses a unique combination of battery- materials knowledge and extensive project-execution experience, coupled with decades of capital markets expertise which makes this business a powerful presence in the new energy marketplace. We intend to advance the Company’s projects towards production when economics allows, while prudently managing our cash and liquidity position for financial flexibility.

KEY BUSINESS AND CORPORATE DEVELOPMENTS IN 2018

Turkish Government Taking of Temrezli and Sefaatli Licenses and Westwater’s Arbitration Filing

In December 2018, Westwater filed a Request for Arbitration against the Republic of Turkey for its unlawful actions against the Company's investments, most notably, the June 2018 illegal taking of its Temrezli and Şefaatli uranium projects. These projects were owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”).

Since 2007, Adur has held the exclusive rights for the exploration and development of uranium at Temrezli and Şefaatli, two sites located around 200km from Ankara, which include the largest and highest-grade deposits of uranium known to be in Turkey. To date, Adur and its shareholders have invested substantially in these two projects, using their technical expertise and carrying out extensive drilling, testing and studies to move the projects towards production. Having successfully completed the exploration stage in 2013-2014, Adur was granted a number of operating licenses by the Turkish government to develop the Temrezli mine. As a direct result of Adur’s efforts, Temrezli is the most advanced uranium project in Turkey. Experts have estimated that the mine will generate revenues of up to USD 644 million over its life, netting Westwater an estimated future return on its investment of USD 267 million as described in the Prefeasibility Study completed for the Temrezli project in 2015.

For many years, Adur and Westwater worked closely with the Turkish authorities and shared their technical expertise in uranium mining. However, Turkey's most recent actions have undermined this longstanding relationship. In particular, in June 2018, the Turkish government cancelled all of Adur's exploration and operating licenses with retroactive effect, rendering Westwater's investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, they now assert that these were issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under Turkish and international law. Westwater has reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy its unlawful actions, but to no avail.

As a result, on December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments.  On December 21, 2018, ICSID advised that it had formally “registered” the Request for Arbitration.

Acquisition of Alabama Graphite

On April 23, 2018, Westwater completed its acquisition of Alabama Graphite Corporation as part of a strategic decision to refocus the Company to supply battery manufacturers with low-cost, advanced, high-purity, and high-margin graphite products. The principal asset acquired is the Coosa Project, which includes the Coosa graphite deposit located near Sylacauga, Alabama, 50 miles southeast of Birmingham. The Coosa graphite deposit is located in an area that has been a past producer of graphite, situated at the southwest end of a geologic complex spanning many tens of thousands of acres, known as the “Alabama Graphite Belt.” The State of Alabama is a friendly-business jurisdiction, exemplified by the state successfully securing a $1 billion commitment from Daimler Benz to build a lithium-ion battery factory near its automobile assembly plant in the state.

The transaction process began on December 13, 2017 when the Company entered into a binding arrangement agreement, to acquire all of the issued and outstanding securities of Alabama Graphite Corp. through the issuance of new securities in the Company by way of a court-sanctioned plan of arrangement under the Business Corporation Act of British Columbia. Eligible shareholders of Alabama Graphite were offered 0.08 shares of the Company’s common stock for every one share of Alabama Graphite they owned.  Alabama Graphite’s shareholders approved the arrangement on March 9, 2018, and on March 19, 2018, the Supreme Court of British Columbia granted orders approving the Alabama Graphite plan of arrangement implementing the acquisition. On April 19, 2018, the Company’s stockholders approved the shares to be issued to Alabama Graphite shareholders pursuant to the arrangement. Following customary Canadian regulatory approvals, the Company closed the acquisition on April 23, 2018.  At closing, the Company issued 11,625,210 shares of its common stock to the stockholders of Alabama Graphite who received approximately 28% of the combined company and current stockholders of the Company retained approximately 72%. The Company also issued replacement options and warrants for 2,508,378 shares of its common stock to the previous option and warrant holders of Alabama Graphite.

Vanadium Target Identification

In late November 2018, Westwater announced the discovery of significant levels of vanadium concentrations at several locales within the graphitic schists at the Company’s Coosa Project. Westwater has begun the first of a four-phase exploration program designed to determine the extent, character and quality of the vanadium mineralization at Coosa.  This first phase has evaluated some 28,000 feet of core and 10,000 feet of trench samples for vanadium potential.  Approximately 2,161 samples have been sent to a third-party commercial analytical laboratory for assay, with results expected in the first quarter of 2019.

Recent assay results in 2018 for numerous samples collected from the graphitic schists in areas adjacent to the known graphite resource area of the Coosa Project have shown concentrations values of up to 0.4% V2O5 (which is equal to 8 pounds of V2O5 per short ton), as well as values ranging up to 0.26% V2O5 in the graphite deposit area itself.  Westwater believes that these concentrations are significant and warrant integrated evaluation of graphite-vanadium resources of the Coosa Project.  Vanadium pentoxide (V2O5) is the most common form traded and currently sells for $16.10/lb. (98% V2O5 Flake, China as reported by www.vanadiumprice.com on November 26, 2018).  This current price represents a multi-year high, with a rise of over 300% in the last 12 months.

Reclamation Success in Texas

Westwater has completed wellfield plugging at the Vasquez Project and the Texas Commission on Environmental Quality has approved this phase of reclamation. This paves the way for bond release applications in 2019.   Reclamation of the waste disposal well and its associated pond, as well as the remainder of the surface is scheduled for completion in 2019.

At the Rosita Project, also located in Texas, the wellfield Production Areas 1 & 2 are plugged, and surface reclamation in those areas is also expected to be completed in 2019.

Lithium Acquisition

On March 24, 2018, the Company’s wholly owned subsidiary Lithium Holdings Nevada LLC exercised an option to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada.  The claims adjoin a portion of the Company’s current property holdings at its Columbus Basin project, expanding the project area within the basin to approximately 14,200 acres. Pursuant to the terms of the option agreement, the Company acquired the mineral property claims in exchange for 200,000 shares of WWR common stock, which were issued on April 23, 2018 and a 1% net smelter return royalty on the claims.

OVERVIEW OF THE BATTERY GRAPHITE INDUSTRY

Graphite is the name given to a common form of the element carbon. Occurring naturally as a mineral in numerous deposits around the world, graphite is used in many industrial applications. These end uses take advantage of the graphite’s natural characteristics of high lubricity, high resistance to corrosion, ability to withstand high temperatures while remaining highly stable, and excellent conductivity of heat and electricity.

In recent years, graphite has become an essential component for electrodes used in the production of new and old technology battery materials.  This role will continue to be important as demand for these batteries increases, with the world’s growing electric-vehicle and energy-storage needs. Natural battery-ready graphite products are derived from flake graphite that has been transformed through a series of specialty downstream processes into various battery graphite products. These processes include, but are not limited to:

•Purification to battery-grade carbon as graphitic (Cg) content of ≥ 99.95%,

•Micronization (sizing);

•Intercalation (expansion), delamination (sheering);

•Spheronization (shaping), classification (sorting); and

•Surface treatment (carbon coating).

Natural flake graphite is increasingly supplanting the use of synthetic graphite in battery applications, for cost and performance reasons. Through a series of sophisticated and precise processing steps, flake-graphite concentrates are transformed into high-value end products for the battery industry, specifically purified micronized graphite and delaminated expanded graphite, used as conductivity-enhancement additives for the manufacture of cathodes for a number of battery material families, and coated spherical purified graphite for the manufacture of anodes in Li-ion batteries. Additional high-performance, battery-ready graphite materials can also be produced, using these three products as a starting point.

The global battery market is $86 billion dollars per annum in size and growing at a rate of 7% in 2016 (Sanders, 2018). The greatest share of this market is made up of four battery-market segments that require advanced battery-graphite products:

•Li-ion batteries — these are rechargeable lithium-based batteries used in everything from cellphones and hand tools to laptop computers and electric vehicles.

•Primary Lithium batteries — these are non-rechargeable, lightweight lithium-based batteries like those used in flashlights, smoke detectors, and applications where long life and lightweight matters most.

•Lead Acid batteries — these are the workhorse batteries used in automobiles and back-up power supplies and other energy-storage applications where weight is less important than capacity, and make up about 80% of the storage capacities in gigawatt hours (GWh) of all batteries presently sold worldwide (Sanders, 2018).

•Alkaline Power Cells — these are the most popular consumer batteries in the world, with more than 10 billion units produced worldwide each year (Roskill, 2017).

All of these batteries use graphite as a critical, non-substitutable constituent. According to analysts, batteries accounted for an estimated 152,000 tonnes of graphite consumption in 2016. Demand from batteries grew by a CAGR of 11.6% between 2006 and 2016 (Roskill, 2017).  Based on Roskill’s base case scenario for electric vehicle demand, this rate of growth could almost double to 20.2% over the next decade, with graphite consumption in batteries reaching 957,000 tonnes in 2026.  Consumption of graphite in Li-ion batteries currently accounts for around 82% of the battery market for graphite but this could rise to 96% by 2026.  Competition between natural and synthetic graphite is expected to continue in Li-ion batteries with the choice coming down to price, performance and availability. Synthetic graphite consumption by anode manufacturers is expected to grow because of the concentration of the industry in China; however, natural flake graphite demand is forecast to grow at a higher rate because of natural graphite’s performance and cost efficiencies when compared to synthetic graphite.

Overall battery consumption is rising at an accelerated growth rate due to recent and robust developments in electric-automobile markets, personal electronic devices and electrical grid storage, an enabling technology for wind and solar power installation. The global shift towards low- and zero-emissions vehicles and power sources will continue to drive increasing demand for graphite-battery materials for the foreseeable future.  Recent developments in this sector include:

•The United Kingdom and France have announced a prohibition on the sale of gasoline- and diesel-powered vehicles by 2040. Electric vehicles using battery storage are the only viable technology that can satisfy the demands for new cars mandated by these nations;

•China, the largest new-car market in the world, has mandated that 8% of all new cars sold are to be plug-in hybrid, battery electric or fuel-cell powered;

•Volvo has vowed to cease production of automobiles that rely solely on internal-combustion engines, promising that every vehicle built after 2019 will have an electric motor;

•Many major automobile companies have developed, or are developing, an electric-based technology to replace internal-combustion engines;

•Governments around the world continue to incentivize electric-vehicle ownership through subsidies and other incentives;

•The installed base of wind and solar power electrical-generating systems is increasing every year. Grid battery storage is the answer to increasing system reliability and unlocking the value of these power sources; and

•As a result of these catalysts, and according to the Grandview Research, the Lithium ion battery market is expected to grow at a compounded annual growth rate of 17%.

The real challenge for battery manufacturers is that the primary source of battery-grade graphite is China, presenting the global battery industry with significant risks, including supply chain management risks, economic risks and environmental unsustainability.  Also, critical domestic production is absent in the United States.  A recent Presidential Executive Order includes graphite on its list of minerals critical to the safety and security of the United States. With no domestic graphite production of any kind, the United States is presently required to source all of its battery graphite from China.

Westwater is developing graphite-purification technology and advanced product-development processes to meet the demands of these customers, as well as the large base of existing consumers for battery-graphite materials. Westwater is developing methodologies and facilities to produce high- purity, battery-graphite products in the State of Alabama. These products are designed to address all major battery sectors, including Li-ion, primary-lithium, lead-acid, and alkaline batteries. In addition, the processes we intend to use are environmentally sustainable and permittable in the United States — where a robust regulatory environment complements our core values to reliably deliver safe, well-made products to our customers.

OVERVIEW OF THE VANADIUM INDUSTRY

Vanadium is a lightweight metal used in the construction industry, in high strength steel alloys, and in large grid storage batteries.  According to the United States Geological Survey (USGS), about 80,000 metric tonnes of vanadium (as V) per year were consumed worldwide in 2017, approximately 80% of which was utilized by the steel industry, where additions of the metal to conventional steel materials adds strength and corrosion resistance.  Importantly for Westwater, demand for Vanadium Flow batteries is increasing as solar and wind power generators seek to make their installations more reliable electricity providers.   Market research firm Roskill predicts that there will be a 45% increase in demand for vanadium, mostly in China.

Currently, about 85% of all vanadium is produced in South Africa, China and Russia.  There is no significant production of vanadium currently in the United States.

OVERVIEW OF THE LITHIUM INDUSTRY

The primary use for lithium is a key ingredient in rechargeable batteries for electronic devices and electric vehicles.   Lithium ion batteries, as they are known, have been adopted as the standard method of powering electronic devices such as smart phones and small, portable computers for some time, but it is the transportation market that is expected to drive growth for the next decade.   Growth in consumption of lithium is expected to average over 6% annually between now and 2025, according to CRU International Limited, with the transportation sector accounting for much of this growth.   The transportation sector is expected to rise from 20% to 39% of total demand over the next seven years.

At the same time, lithium prices have risen in response to increased demand.  Lithium carbonate is one form used for battery manufacturing, and prices have risen from $5,792 per metric ton in 2016 to over $12,000 per metric ton in 2018.  For lithium hydroxide, a second form of the material, prices have risen from $6,974 per metric ton to over $14,000 per metric ton during the same period.

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

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association (“WNA”), as of January 2019, there were 450 nuclear reactors operable worldwide, up from 448 the prior year.  Annual requirements for uranium amount to about 153 million pounds of uranium. Thirty countries utilized nuclear power in 2018. In addition, the WNA lists 60 reactors under construction, 142 being planned and 341 being proposed.

While global nuclear power generation is expected to drive increased demand through 2030, especially in China, Russia, India and South Korea, UxC Consulting projects continued oversupply and low uncovered demand over the near-to-medium term due to higher inventory levels at utilities. During 2018, term contracting was weak and focused on shorter period mid-term contracts. This restrained the spot market as discretionary buying was also weak. UxC projects that global nuclear power generation will expand to 462 reactors in 34 countries by 2035.

Worldwide uranium production or primary supply in 2018 is estimated by UxC Consulting in its Q4 2018 report at 135 million pounds of U3O8. This is compared with 151 million pounds of primary supply in 2017.

In 2018, the average weekly spot price of uranium was $24.61 per pound compared with $22.06 in 2017 and $26.42 per pound in 2016. In 2018, the weekly spot price of uranium reached a high of $29.15 per pound in November while the low for the year was $20.50 per pound in April. The year end 2018 spot price was $28.50 per pound.

Some analysts project that uranium prices are expected to rise as higher cost mines are shut in and supplies dwindle.

COMPETITION

There is global competition for graphite, lithium and uranium properties, capital, customers and the employment and retention of qualified personnel. We compete with multiple exploration companies for both properties as well as skilled personnel. In the production and marketing of graphite, lithium and uranium, there are a number of producing entities globally, some of which are government controlled and several of which are significantly larger and better capitalized than we are. Several of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

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

With respect to sales of graphite, lithium and uranium, the Company expects to compete primarily based on price. We will market graphite and lithium directly to users of the product, and uranium to utilities and commodity brokers. We are in direct competition with supplies available from various sources worldwide. We believe we compete with multiple graphite and lithium exploration and development companies, as well as operating uranium companies.

OVERVIEW OF WESTWATER RESOURCES’ PROJECTS

Coosa Graphite Project (the “Coosa Project”)

Westwater acquired Alabama Graphite in 2018 as part of a strategic decision to refocus the Company to supply battery manufacturers with low-cost, advanced, high-quality, and high-margin graphite products. Westwater believes that graphite has an important strategic place in the global economy as a high-demand commodity as electric automobiles and the batteries that power them increase production.  The principal asset acquired was the Coosa Project, which includes the Coosa graphite deposit located near Sylacauga, Alabama, 50 miles southeast of Birmingham. The Coosa mine is located in an area that has been a past producer of graphite, utilizing a geology trend spanning tens of thousands of acres, known as the “Alabama Graphite Belt.” The State of Alabama remains a business friendly jurisdiction, exemplified by the state successfully securing a $1 billion commitment from Daimler Benz to build a lithium-ion battery factory near its automobile assembly plant in the state.

Westwater’s graphite business plan will accelerate product development and market development by purchasing readily available graphite flake from qualified suppliers to serve as plant feedstock while the Coosa Graphite mine is being permitted and developed.  Development of a mine at the Coosa Graphite deposit, planned for start-up in 2026, will serve as an in-house source of graphite feedstock, a hedge against future feedstock cost increases, and will provide in-house QA/QC for raw-material inputs.  The Company plans to construct and commence operation of a pilot-plant in 2019, subject to the availability of financing.  Materials produced in the pilot-plant will be used for customer development and product qualification, and pilot-plant operating data will serve as the foundation for the design and construction of a commercial scale processing facility.  A commercial scale processing facility that purifies graphite flake feedstock to 99.95% pure carbon will be constructed in 2020, subject to the availability of financing.  Once the graphite is purified, the material is further processed into the three advanced component products which provide graphite materials with enhanced conductivity performance for battery manufacturers: Purified Micronized Graphite, Delaminated Expanded Graphite, and Coated Spherical Purified Graphite.  WWR is working with over two dozen potential customers, several of which have qualification samples in hand as a first step towards potential sales.

Description of the Graphite Deposit

The Coosa graphite deposit is located at the southern end of the Appalachian mountain range, in Coosa County, Alabama. The deposit area is approximately 52 miles south-southeast of the city of  Birmingham, and 23 miles south-southwest of the town of Sylacauga. The project mineral tenure is comprised of approximately 41,965 acres of privately-owned mineral rights that the Company holds under a long-term lease.

The Coosa graphite deposit is hosted in high-grade metamorphic rocks. Graphitic material is present in two types of schist, a quartz-graphite schist that generally has grades greater than 1% Cg and a quartz-biotite-graphite-schist that has grades generally less than 1% Cg. The uppermost 60-100 feet of the graphite-bearing rocks have been weathered and oxidized such that they could be easily mined by simple excavation equipment without any blasting. As currently defined, mining will mainly be centered on these weathered units.

A mineral resource estimate for the Coosa deposit, as set forth in a Preliminary Economic Assessment (PEA) completed in 2015, demonstrated an overall concentration of non-reserve mineralized material of 157.8 million short tons averaging 2.48%, at a graphitic carbon cut- off grade of 1% Cg.  This estimate is based on assay data from 69 core drill holes, totaling 20,414 feet.

Mining Method

The Coosa graphite deposit is expected to be mined by conventional small-scale open-pit mining methods through several shallow pits (less than 100 feet deep each) that will be developed over life of the project. At full-scale production, the mining rate will be 577,000 short tons per annum, at an average grade of 3.2% Cg. Mine operations will employ small conventional loading and haulage equipment, including a 6.0 cubic yard excavator and 45-ton articulated haul trucks. Mineralized material will be ripped with a bulldozer to prepare the mineralized material for mining with the excavator. Additional support to the mine and plant will be provided by graders and smaller dozers to maintain access roads, stockpiles and overburden storage areas.

Concentrate Plant

Mineralized material from the Coosa Project mine is projected to have an average grade of 3.2% Cg, and will contain impurities consisting of quartz, muscovite, iron oxides and calcite. Most of the impurities are present on the surfaces of the graphite flakes and can be easily removed during a metallurgical process known as flotation. Flotation processing maximizes the removal of these impurities while avoiding degradation of graphite flakes.

The concentration plant will consist of two-stage crushing, rod and ball-mill grinding, and multi-stage flotation units. The plant will operate 24 hours per day, 7 days per week, 52 weeks per year. The   concentrator operating availability will be on the order of 93%. The concentrator plant capacity has been planned to handle approximately 577,000 short tons of material to produce 16,500 tonnes per annum of final concentrated product, with minimum 95% Cg and a 90% graphite recovery rate. The flotation concentrate will be transported to a purification plant for secondary processing and cleaning to produce the ultra-pure final products.

Purification and Post-Processing Activities

The purification of the graphite concentrate is expected to be performed using a fluidized bed-electrothermal furnace.   This process, while used by other graphite companies since the 1970’s, is expected to be the subject of the pilot plant study in 2019 to verify its application to our graphite and that of the purchased feedstock we intend to use until the mine starts production, expected in 2026.   The operation of the pilot furnace will further inform the design of the full-scale furnace to be built in 2020.  Once the graphite is purified to a minimum graphite carbon content of 99.95%, we will then process it through a combination of sizing, expansion and spheronization to the advanced graphite products we intend to sell.

Products and Business Development

The Company is working to develop products for all potential major battery markets. Unlike many of its peers, the Company believes that all of the battery markets should not be ignored, as is often the case with most publicity currently focused on Li-ion batteries. Lead-acid, alkaline and primary-lithium battery manufacturers have significantly shorter and less onerous qualification requirements compared to large-scale Li-ion battery applications.

The advanced graphite products which the Company intends to develop and sell are:

•Purified Micronized Graphite.  Conductivity enhancement materials for both the rechargeable and single use Li-ion, Primary-Lithium, Lead-Acid, and Alkaline battery markets;

•Delaminated Expanded Graphite.  Conductivity enhancement materials for both the rechargeable and single use Li-ion, Primary-Lithium, Lead-Acid, and Alkaline battery markets;

•Coated Spherical Purified Graphite. For Li-ion battery anodes. 95% of a Li-ion battery’s anode is CSPG and there is 10-30 times more specialty anode graphite required for the production of these batteries than there is Lithium in a Li-ion battery.

The Company has initiated discussions with several battery manufacturers (including automobile manufacturers and United States Department of Defense contractors and manufacturers) for the purposes of evaluating the Company’s battery-graphite products, with the goal of executing multi-year supply agreements.  To date, the Company has executed more than two-dozen Non-Disclosure Agreements with potential customers and has conveyed evaluation samples to several battery manufacturers and potential end users.

Lithium Projects

We commenced our program to acquire and explore lithium-enriched brine targets in the western United States in 2016. As a consequence of our in-house geological reconnaissance program we identified three prospective project areas for which we have acquired mineral rights: the Columbus Basin project in western Nevada, the Railroad Valley project in east-central Nevada and the Sal Rica Project in northwestern Utah.

Columbus Basin Project

Our Columbus Basin project is located in western Nevada and is comprised of two blocks of unpatented placer claims that we staked in July and September of 2016. These claims, which are owned by the Company, cover portions of a closed drainage basin that has geological characteristics that may be permissive for hosting lithium-enriched brines. Our exploration efforts on the project thus far have included reconnaissance-scale and detailed geochemical sampling, and the completion of three exploration drill holes.  The Columbus Basin project encompasses approximately 14,200 acres, split into two significant blocks of federal placer mineral claims, and a third contiguous block for which rights were acquired through purchase from a third-party in 2018.

Railroad Valley Project

The Railroad Valley project is located in east-central Nevada, approximately 60 miles southwest of the town of Ely and 240 miles southeast of the city of Reno. The Railroad Valley, which is one of the largest closed basins in Nevada, is also the site of the largest oil production in Nevada. Westwater staff carried out extensive geochemical sampling within the Railroad Valley drainage basin and identified an area on the western flank of the basin that is host to a strong and wide-spread zone of anomalous lithium values hosted in basin-fill sediments. The Railroad Valley project encompasses approximately 9,270 acres of federal placer mineral claims.

Sal Rica Project

Our Sal Rica project is situated in the area of a closed drainage basin that was once part of the Great Salt Lake/Lake Bonneville area of western Utah. We hold a large group of unpatented placer claims that we acquired in part from Mesa Exploration Corporation (“Mesa Exploration”) and other placer claims that we staked in 2016. The project area was explored previously by Quintana Petroleum for potash-enriched brines, and as part of their shallow drilling program they identified anomalous levels of lithium-enriched brines at depths of less than 50 feet from the surface. Our activities at the Sal Rica project thus far have been limited to geologic reconnaissance and geochemical characterization sampling.  The Sal Rica project encompasses approximately 13,260 acres of federal placer mineral claims.

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

New Mexico

In New Mexico, the Company controls minerals rights encompassing approximately 188,700 acres in the west-central part of the State. WWR holds substantial non-reserve mineralized material at several of its properties in the prolific Grants Mineral Belt in New Mexico, which holds one of the largest known concentrations of sandstone-hosted uranium deposits in the world.

THE ISR PROCESS

The ISR process is dramatically different from conventional mining techniques. The ISR technique avoids the movement and milling of significant quantities of rock and ore and also eliminates the creation of mill tailing waste associated with more traditional mining methods. It is generally more cost-effective and environmentally sensitive than conventional mining and processing. Historically, the majority of U.S. uranium production resulted from either open pit surface mines or underground mining.

The ISR process was initially developed for the production of uranium in the mid-1960s, and was first utilized at a commercial-scale project in South Texas in 1975. It became a routinely utilized recovery method in the South Texas uranium district by the late 1970s, where it was employed in about twenty commercial projects, including two operated by us.

In the ISR process, groundwater fortified with oxygen and carbon dioxide is pumped into a permeable uranium mineralized zone within a wellfield, causing the uranium contained in the deposit to dissolve. A wellfield consists of a series of injection wells, production (extraction) wells and monitoring wells drilled in specified patterns. The design of a wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. The resulting solutions from the wellfields are pumped to the surface, where the uranium-bearing water is circulated through an ion exchange column, and uranium is precipitated from the fluid onto resin beads. The uranium-depleted fluid is then re-injected into the subsurface uranium deposit. When the ion exchange column’s resin beads are loaded with uranium, they are removed and flushed with a salt-water solution, which liberates the uranium from the beads. This process results in uranium residing in a slurry, which is then dried and packaged for shipment as a uranium concentrate. In order to achieve greater operating efficiencies and reducing capital expenditures when developing new wellfields, we employ a wellfield- specific remote ion exchange process as opposed to a central processing plant, as we had done historically. Instead of piping the solutions over long distances through large diameter pipelines, and mixing the waters of several wellfields together, each wellfield is produced using a dedicated satellite ion exchange facility. This allows ion exchange to take place at the wellfield instead of at the central plant. The satellite facilities allow recovery of uranium from each wellfield using its own native groundwater, thus avoiding the introduction of foreign mineral complexes and the attendant complications of doing so.

ENVIRONMENTAL CONSIDERATIONS AND PERMITTING

United States

Graphite, lithium and uranium extraction is regulated by the federal government, states and, in some cases, by Indian tribes (only on lands for which they have control). Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and operating permits from federal and state agencies before the commencement of production activities, as well as the cost for maintaining compliance with licenses and permits once they have been issued. The current environmental and technical regulatory requirements for the ISR industry are well established. Many ISR projects have gone a full life cycle without any significant environmental impact. However, the regulatory process can make permitting difficult and timing unpredictable.

U.S. regulations pertaining to ISR mining continually evolve in the U.S. However, at this time we do not anticipate any adverse impact from these regulations that would be unique to our operations.

Radioactive Material License

Before commencing ISR uranium operations in Texas and either ISR or conventional uranium mining activity in New Mexico, we must obtain a radioactive material license. Under the federal Atomic Energy Act, the NRC has primary jurisdiction over the issuance of a radioactive material license. However, the Atomic Energy Act also allows for states with regulatory programs deemed satisfactory by NRC to take primary responsibility for issuing the radioactive material license. NRC has ceded jurisdiction for such licenses to Texas, but not to New Mexico. Such ceding of jurisdiction by NRC is hereinafter referred to as the “granting of primacy.”

The Texas Commission of Environmental Quality (“TCEQ”) is the administrative agency with jurisdiction in Texas over the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by the Nuclear Regulatory Commission.

See Item 2, “Properties” for the status of our radioactive material license for Texas.

Uranium Underground Injection Control (“UIC”) Permits

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

In Texas, the TCEQ regulates uranium mining and issues the necessary license and permits.  Our subsidiary URI, Inc. holds a radioactive material license which covers the Kingsville Dome, Rosita and Vasquez sites, and that license is in timely renewal.  Each site has operated under a class III injection permit also issued by the TCEQ.  Rosita and Vasquez permits have both been renewed in 2014.  The Kingsville mining permit application was withdrawn, without prejudice to refiling, in June 2016.  For additional discussion on the withdrawn permit, see Item 3 – Legal Proceedings, below.  Within each area’s permit, the TCEQ also issues production area authorizations (“PAAs”).  Kingsville holds three PAAs, Rosita holds four PAAs, and Vasquez holds two PAAs.  Each site also has class I non-hazardous injection permits for operation of waste disposal wells on site, which are regulated by the TCEQ as well.  All permits for the disposal wells are active. The disposal well permit for Kingsville was renewed and approved on January 28, 2019.  In addition to the required state permits, the EPA regulates the underground aquifers and requires areas with uranium mineralization to have that portion of the aquifer exempted before state mining permits are issued.   The aquifer exemptions for all three Texas sites have been issued.

Graphite Mining

Graphite Mining in Alabama requires a mine permit in accordance with the Alabama Surface Mining Act of 1969.  It is administrated by the Alabama Department of Labor (“DoL”).  DoL issues mining permits, ensures that mine sites are properly bonded for reclamation purposes, and makes periodic inspections. A streamlined permit application process reduces the start-up time for new operations, and expedites permit renewals.  Mining permit is filed by completing the “Application for Surface Mining Permit and Comprehensive Reclamation Plan” along with the $250 permit fee.  The applicant must also post a cash, surety or negotiable bond in the amount of $2,500 per acre area to be disturbed payable to “Commissioner, Alabama Department of Labor”.

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

Uranium Reclamation and Restoration Costs and Bonding Requirements

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

In February 2013, the Company secured a new source to satisfy its financial surety obligations for the Texas regulatory agencies. Previously, the Company had met its financial surety obligations through a combination of bank issued letters of credit (the “LOCs”) and bonds issued for the benefit of the Company. These financial surety arrangements required the Company to fully collateralize the face amount of the LOC’s and the bonds with short term investment vehicles. This requirement resulted in the Company posting $9.1 million in cash that was restricted for the purpose of collateralizing these obligations. The Company’s financial surety arrangements are currently provided by Lexon Insurance Company (“Lexon”) in the form of bonds issued for the benefit of the Company. The amount of the bonds written by Lexon total $9.4 million at December 31, 2018 and the collateral requirements of these bonds require the Company to maintain approximately 40% of the value of the bonds in the form of restricted cash.

We estimate that our restoration and reclamation liabilities for prior operations at the Kingsville Dome, Vasquez and Rosita sites as of December 31, 2018, are about $7.9 million, with a carrying value of $6.2 million recorded as a liability on our balance sheet as of December 31, 2018.

The Company’s financial surety obligations are reviewed and revised periodically by the Texas regulatory agencies. In New Mexico surety bonding will be required before commencement of uranium recovery operations and will be subject to annual review and revision by NRC and the State of New Mexico or the EPA.

Lithium-enriched brines

Mineral rights for lithium-enriched brines on Public Land, managed by either the U.S. Bureau of Land Management or the U.S. Forest Service, in Nevada and Utah can be acquired by staking placer mining claims.  Production of lithium-enriched brines in Nevada is regulated in part by the Nevada Division of Minerals and the Nevada Bureau of Mining Regulation and Reclamation, as well as by the relevant federal land management agency in a manner similar to the requirements for a hard-rock mine.

Water Rights

Water is essential to the ISR process. It is readily available in South Texas. In Texas, water is subject to capture and we do not have to acquire water rights through a state administrative process. In New Mexico, water rights are administered through the New Mexico State Engineer and can be subject to Indian tribal jurisdictional claims. Also, in New Mexico, new water rights or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where our properties are located, must be obtained by permit from the State Engineer. Applications may be approved subject to conditions that govern exercise of the water rights.

Water rights are also an essential component for the production of lithium from brine sources.  In the case of Nevada, application for water rights must be submitted to the Division of Water Resources, a state agency that holds responsibility for administration of surface and ground water in the State.  The state has a well-established process for application to acquire water rights and protection of existing water rights.  As is the case in most of the western states, Nevada’s water rights administration includes the evaluation of applications for new water rights, the availability of groundwater within a specific locality, point(s) of diversion and use of granted water rights for beneficial use.  The State of Utah has a similar water right application and administration processes, managed under the Utah Division of Water Rights.

Any surface or groundwater withdrawals are managed through Alabama Water Use Reporting Program.  The Alabama Water Resources Act and associated regulations establish the requirements for water withdrawals.  The process begins with the submittal of an application form called a "Declaration of Beneficial Use" and other required information to the Office of Water Resources (“OWR”) within the Alabama Department of Economic and Community Affairs.  Once application information is reviewed and determined to be complete, OWR will issue what is called a Certificate of Use (“COU”) that lists the applicant’s name and information concerning all registered surface and/or groundwater withdrawal points and their withdrawal information.  Entities with a capacity to withdraw more than 100,000 gallons per day are required to register with OWR and obtain a COU. The COU certify that proposed water use will not interfere with an existing water use and is beneficial.

AVAILABLE INFORMATION

Our internet website address is www.westwaterresources.net. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s website at http://www.sec.gov. You may also obtain a printed copy of the foregoing materials by sending a written request to:

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

The accompanying consolidated financial statements have been prepared assuming Westwater will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We have incurred significant losses since ceasing production of uranium in 2009 and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of December 31, 2018, we had a net working capital of approximately $1.0 million, cash of approximately $1.6 million and an accumulated deficit of approximately $292 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our independent auditor’s report for year ended December 31, 2018 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our debt and equity securities. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

WWR is not producing any minerals at this time. As a result, we currently have no sources of operating cash. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than producing graphite, lithium or uranium and/or access additional sources of private or public capital, we may not be able to remain in business.

As a result of low uranium prices, we ceased production of uranium in 2009. We are not planning to commence production at any of our South Texas properties until we are able to acquire additional reserves or mineralized material and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound per year range. Our ability to begin plant construction and mine development in New Mexico or Alabama is subject to availability of financing and activation of our permits and licenses. All of our lithium activities are highly prospective and may never generate revenue.  We do not have a committed source of financing for the development of our graphite, lithium or uranium projects. There can be no assurance that we will be able to obtain financing for our projects. Our inability to develop our properties would have a material adverse effect on our future operations.

Until we begin graphite, lithium or uranium production, we have no way to generate cash inflows unless we monetize certain of our assets or through financing activities. Our future graphite production is dependent on completion of processing facilities and successful implemental of graphite purification technology. Our future lithium or uranium production, cash flow and income are dependent upon the results of exploration as well as our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. We can provide no assurance that we will successfully produce graphite, that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than producing graphite, lithium or uranium and/or access additional sources of private or public capital, we may not be able to remain in business and holders of our securities may lose their entire investment.

The success of our mining operations is dependent on our ability to develop our properties and then mine them at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of graphite, lithium and uranium prices makes long-range planning uncertain and raising capital difficult.

The success of our mining operations is dependent on our ability to develop our properties and then operate them at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of graphite, lithium and uranium prices makes long-range planning uncertain and raising capital difficult.

Our ability to obtain positive cash flow will be dependent on developing and then mining sufficient quantities of graphite, lithium and uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short-term market prices of graphite, lithium and uranium, which are subject to significant fluctuation. For example, uranium prices have been and will continue to be affected by numerous factors beyond our control, such as, the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in graphite, lithium and uranium prices would cause us to recognize impairment of the carrying value of our graphite, uranium or other assets.

The timing and amount of compensation relating to the revocation of the mining and exploration licenses for our Temrezli and Sefaatli projects is yet to be determined.

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey had been revoked and potential compensation would be proffered. Westwater has reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy its unlawful actions, but to no avail.  As a result, on December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments.  On December 21, 2018, ICSID advised that it had formally “registered” the Request for Arbitration.

While the Company intends to seek full and fair compensation for the licenses through the Request for Arbitration filed with ICSID, the timing of such compensation is yet to be determined. In addition, the Company can provide no assurance about the amount of any compensation and an adverse result could have an adverse impact on the Company’s financial conditions and results of operations.

We face a variety of risks related to our proposed battery-graphite manufacturing business.

We plan to develop a battery-graphite manufacturing business that produces advanced, high-quality and high-margin products for battery manufacturers. The proposed battery-graphite manufacturing business is significantly different from our historic mining operations and carries a number of risks, including, without limitation:

•the potential diversion of management’s attention and other resources, including available cash, from our existing mining business;

•unanticipated liabilities or contingencies, including related to intellectual property;

•the need for additional capital and other resources to expand into the battery-graphite manufacturing business;

•competition from better-funded public and private companies, including from producers of synthetic graphite, and competition from foreign companies that are not subject to the same environmental and other regulations as the Company; and

•difficulty in hiring personnel or acquiring the intellectual property rights and know-how needed for the proposed battery-graphite manufacturing business.

Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar, and may lead to increased litigation and regulatory risk. Further, our battery-graphite manufacturing business model and strategy are still evolving and are continually being reviewed and revised, and we may not be able to successfully implement our business model and strategy. We may not be able to produce graphite with the characteristics needed for battery production, and we may not be able to attract a sufficiently large number of customers. Neither the Company nor any member of its management team has directly engaged in producing graphite or similar materials before, and our lack of experience may result in delays or further complications to the new business. If we are unable to successfully implement our new battery-graphite manufacturing business, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.

In developing our proposed battery-graphite manufacturing business, we may invest significant time and resources. Initial timetables for the development of our battery-graphite manufacturing business may not be achieved. Failure to successfully manage these risks in the development and implementation of our new battery-graphite manufacturing business could have a material adverse effect on our business, results of operations and financial condition.

The construction and operation of pilot plant facilities and commercial production facilities in Alabama or other manufacturing facilities are subject to regulatory approvals and may be subject to delays, cost overruns or may not produce expected benefits.

We plan to begin construction and operation of a pilot plant for our battery-graphite manufacturing business in 2019, followed by construction of a commercial scale processing facility in 2020 that purifies readily available graphite flake concentrates to 99.95% pure carbon. Construction projects of this scale are subject to risks and will require significant capital. Any failure to complete these plants on schedule and within budget could adversely impact our business, results of operations and financial condition.

Construction projects are also subject to broad and strict government supervision and approval procedures, including but not limited to project approvals and filings, construction land and project planning approvals, environment protection approvals, pollution discharge permits, work safety approvals and the completion of inspection and acceptance by relevant authorities. As a result, we may be subject to administrative uncertainty, fines or the suspension of work on such projects. To the extent we are unable to successfully complete construction on time or at all, our ability to develop our proposed battery-graphite manufacturing business could be adversely affected, which in turn could impact our growth prospects.

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

We had approximately $1.6 million in cash at December 31, 2018. On average, WWR expended approximately $1.0 million of cash per month during 2018, which is expected to continue during 2019.  There can be no assurance that WWR will be able to obtain additional capital after it exhausts its current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing holders of our securities. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

Many of our mining properties are unpatented mining claims to which we have only possessory title. The validity of unpatented mining claims is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims or other real property interests that are owned in fee simple. Because unpatented mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location, perfection and maintenance of an unpatented mining claim. The present status of our unpatented mining claims located on public lands allows us the exclusive right to remove locatable minerals, such as graphite, lithium and uranium. We are also allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the public land remains with the federal government. We remain at risk that the mining claims may be lost either to the federal government or to rival private claimants due to failure to comply with statutory requirements. In addition, we may not have, or may not be able to obtain, all necessary surface rights to develop a property.

We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and develop that property. This could result in us not being compensated for our prior expenditures relating to the property.

Exploration and development of graphite, lithium and uranium properties are risky and subject to great uncertainties.

The exploration for and development of graphite, lithium and uranium deposits involves significant risks. It is impossible to ensure that the current and future exploration programs on our existing properties will establish reserves. Whether an ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; graphite, lithium and uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; availability of labor, labor costs and possible labor strikes; availability of drilling rigs; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. Most exploration projects do not result in the discovery of commercially mineable deposits of minerals and there can be no assurance that any of our exploration stage properties will be commercially mineable or can be brought into production.

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

The Company’s experience in uranium exploration may not apply to its plans for graphite and lithium exploration or development.

Although the Company and the members of its management team have significant experience in uranium exploration and development that appears to be synergistic with graphite and lithium exploration and development, neither the Company nor any member of its management team has directly engaged in the exploration for or development of graphite or lithium deposits. In particular, the Company believes there are similarities between the exploration for and development of lithium brines and the ISR of uranium, but it may not have sufficiently detailed expertise to effectively explore for and develop lithium deposits. The Company’s lack of specific graphite and lithium experience may lead it to fail to realize the anticipated benefits of its acquisition of Alabama Graphite or the Company’s lithium exploration and development activities and may adversely affect its financial condition and results of operations. In addition, the Company may need to hire employees or retain consultants with the requisite experience in graphite production and lithium exploration and development that are not currently anticipated in the near-term.

Volatility in graphite and lithium prices may make it commercially infeasible for the Company to develop its claims and may result in the Company not receiving an adequate return on invested capital.

The Company’s graphite and lithium exploration and development activities may be significantly adversely affected by volatility in the price of lithium. Mineral prices fluctuate widely and are affected by numerous factors beyond its control such as global and regional supply and demand, interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, and the political and economic conditions of mineral-producing countries throughout the world. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company’s graphite and lithium activities not producing an adequate return on invested capital to be profitable or viable.

Our operations are each subject to environmental risks.

We are required to comply with environmental protection laws, regulations and permitting requirements in the United States, and we anticipate that we will be required to continue to do so in the future. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. include the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978  (“UMTRCA”), Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the NEPA, the National Pollution Discharge Elimination System (NPDES) and Section 404 of the Clean Water Act (CWA) as applicable.

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

Reserve and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including the prices of graphite, lithium and uranium inherent variability of the ore and recoverability of graphite, lithium and uranium in the recovery process.

The calculation of reserves, other mineralized material tons and grades are estimates and depend upon geological interpretation and geostatistical relationships or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves and mineralized material and their corresponding grades. Until reserves and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and other mineralized materials may vary depending on the price of graphite, lithium and uranium. Any material change in the quantity of reserves, other mineralized materials, mineralization or grade may affect the economic viability of our properties.

Our inability to obtain financial surety would threaten our ability to continue in business.

Future financial surety requirements to comply with federal and state environmental and remediation requirements and to secure necessary licenses and approvals will increase significantly as future development and production occurs at certain of our sites in the United States. The amount of the financial surety for each producing property is subject to annual review and revision by regulators. We expect that the issuer of the financial surety instruments will require us to provide cash collateral for a significant amount of the face amount of the bond to secure the obligation. In the event we are not able to raise, secure or generate sufficient funds necessary to satisfy these requirements, we will be unable to develop our sites and bring them into production, which inability will have a material adverse impact on our business and may negatively affect our ability to continue to operate.

Competition from better-capitalized companies affects prices and our ability to acquire both properties and personnel.

There is global competition for graphite, lithium and uranium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of graphite, lithium and uranium, there are a number of producing entities, some of which are government controlled and most of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

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

Because we have limited capital, we may be unable to withstand significant losses that can result from inherent risks associated with mining, including environmental hazards, industrial accidents, flooding, earthquake, interruptions due to weather conditions and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability. Our business could be harmed if we lose the services of our key personnel.

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

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market.

On March 13, 2018, the Company received a letter from Nasdaq indicating that it had failed to maintain compliance with the $1.00 per share minimum bid price for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(a)(2). The Company was provided 180 calendar days, or until September 10, 2018, to regain compliance, after which period it requested, and was granted, an additional 180-calendar-day grace period to regain compliance.  In order for the Common Stock to continue to be listed on Nasdaq, the Company must regain compliance with Nasdaq’s $1.00 minimum bid price requirement for a minimum of 10 consecutive business days prior to March 11, 2019. The Company may timely request a hearing before a Nasdaq Hearings Panel, which hearing will stay any suspension or delisting action pending the issuance of the decision of the Nasdaq Hearings Panel following the hearing and the expiration of any additional extension ranted by the Nasdaq Hearings Panel. If the Nasdaq Hearings Panel rejects our request for an extension or if we fail to regain compliance during any additional cure period granted by the Nasdaq Hearings Panel, our common stock will be subject to delisting by Nasdaq.  If Nasdaq delists our common stock, the delisting could adversely affect the market liquidity of our common stock and the price of our common stock.

Shareholders could be diluted if we were to use common stock to raise capital.

We may need to seek additional capital to carry out our business plan. This financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. Any issuance of additional shares of our common stock could be dilutive to existing holders of our securities and could adversely affect the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

GRAPHITE PROJECT

Through its acquisition of Alabama Graphite Corporation, Westwater gained control of an advanced graphite exploration project, the Coosa Project. The project area is situated in east-central Alabama, approximately 50 miles southeast of the city of Birmingham and 25 miles south-southwest of the town of Sylacauga.

Coosa Project

General. The Coosa graphite project is situated in east-central Alabama, near the western end of Coosa County. The project is located near the southwestern-most extent of the Alabama graphite belt.

The Property. The Coosa Project is comprised of a lease of privately -owned mineral rights from a single land owner covering an overall area of approximately 41,964 acres (approximately 65.6 square miles). The various property parcels that comprise the lease are contiguous with each other, except for a few small and isolated parcels which are situated in the far south part of the project area. The lease has a series of five-year terms (commencing August 1, 2012) that are not to exceed 70 years in total. Under the terms of the lease the Company is required to make annual payments of $10,000 for the original lease in order to maintain our property rights. The Company is obligated to pay the owner of the mineral estate a net smelter returns royalty of 2.00% for any production and sale of graphite and other minerals derived from the leased lands. There is a further obligation to pay a 0.50% net smelter return royalty, not to exceed $150,000, and make payments of $100,000 at the time of completion of a “bankable feasibility study” and an additional $150,000 upon completion of “full permitting” of the leased property. These payments are payable to an unaffiliated third-party. The Company does not hold any surface rights in the project area.

Accessibility. Access to the Coosa Project is good. The general area of the project is accessible from local and regional population centers via a network of paved federal, state and county two-lane highways. Various parts of the project lands are traversed by numerous partially maintained dirt and gravel logging roads.

History. The Coosa Project is situated near the southwestern end of the Alabama Graphite Belt, which is a northeast-trending set of graphite deposits and occurrences that are situated in the central and eastern parts of the state. The initial attempt to produce graphite mineralization in the belt commenced 1888, with efforts focusing upon prospects located to the northeast of the region of the Coosa Project. The first commercial production of graphite from the Alabama Graphite Belt was in 1899 and limited activities continued at least into the 1940s. Within the lands that comprise the Coosa Project graphite production was carried out at the Fixico mine, which operated intermittently between 1902 and 1908. Other graphite prospects in the project area but were evaluated but no efforts were made to develop any other prospects in the project area. Alabama Graphite acquired property rights that comprise the Coosa Project and carried out trenching and drilling programs and completed an aerial geophysical survey of a portion of the project area between 2012 and 2015.

Project Geology. The Coosa Project is located at the southern-most end of the Appalachian mountain range in east-central Alabama. Within the Appalachian Mountains a group of Precambrian to Paleozoic age metamorphic rocks host scattered graphite deposits in an area known as the Alabama Graphite Belt. At the Coosa Project graphite mineralization, sometimes associated with vanadium is hosted within the Higgins Ferry Group which is comprised of coarse to fine-grained biotite-feldspar-quartz gneiss, various quartz-muscovite and quartz-muscovite-graphite schist, quartzite and altered mafic rocks. The rocks of the Higgins Ferry Group are thought to be Precambrian to Paleozoic in age. In the project area graphite (and vanadium) mineralization is hosted is a series of quartz-muscovite-biotite-graphite and quartz-graphite schists that are generally medium to coarse grained, and are moderately foliated and somewhat contorted. The graphitic schist units are occasionally cut by pegmatites, which are unmineralized with respect to graphite and vanadium. Graphite grades in the quartz-muscovite-biotite-graphite schist are generally 1 percent graphite or less, while graphite grades in the quartz-graphite schist commonly exceed 1 percent. The graphitic schists are moderately to strongly weathered to depths that may extend 10s of feet to occasionally more than 100 feet.

Project Activities. Prior to its acquisition by Westwater, Alabama Graphite undertook several programs to identify and partially define the extent and magnitude of graphite mineralization at the Coosa Project, including core and sonic drilling, trenching and sampling programs, and an airborne geophysical survey. As a result of some of this exploration a near-surface graphite deposit (the “Coosa deposit”) was defined in the central portion of the project area. A study of the magnitude and extent of the graphite resources of the Coosa deposit was completed by an independent third-party, as was the preparation of a preliminary mine plan for possible future development of the deposit.

Since acquisition, the Company has revised and re-written the business plan for Alabama Graphite.  The Company will now focus its immediate attention not only on defining and upgrading the Coosa project mineral deposit, but will advance the construction of a production facility, ahead of the mine development.  We will start production of battery products on feedstock acquired from third-party suppliers, until such time that the mine attains production.  At that time, we can continue utilizing purchased feedstock and mined material to make the best possible products.  We are in the process of selecting a third-party source of graphite feedstock from a broad range of suppliers.

Production Pilot Facility. The Company has begun engineering work to advance the construction of a pilot plant facility.  The pilot facility will be a small-scale production facility that will upgrade the source material so that it can be purified.  The final purification will be tested and performed at contracted laboratories. The purified material will then be manufactured into our first two products, purified micronized graphite and delaminated expanded graphite.  Testing of the third product, coated spherical purified graphite, will follow shortly thereafter.  Once pilot production is established, the Company will move toward full scale production. Site selection for the pilot facility is in process.

Permitting Status. The Company does not hold any active permits for the project, but is currently reviewing local, State, and federal permit requirements for future project development.

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
Columbus Basin Project
Esmeralda County
Nevada

Columbus Basin Project, Esmeralda County, Nevada

The Property. We staked the claims that comprise our Columbus Basin lithium brine exploration project in July and September of 2016. The project area covers an area of approximately 14,200 acres, and is comprised of 635 unpatented placer mining claims. The properties do not have any work requirements or royalty obligations attached to them, although we are required to make annual claim maintenance payments of $110,025 to the US Bureau of Land Management in order to keep the properties in good standing.  In 2018 we exercised an option to purchase a group of unpatented placer claims from a third party. These claims, which cover an area of approximately 4.5 square miles, adjoin Company-owned mineral rights on the southeaster side of our western claim block and the southern end of our eastern claim block. We now own these claims in their entirety, although they are subject to a 1% “net smelter return (“NSR”) royalty payable to the former owners of the claims for any lithium production derived from the purchased properties.

Accessibility. Our Columbus Basin project is situated in west-central Nevada, about 45 miles west of the town of Tonopah and 140 miles southeast of the city of Reno. All weather access to the project site is excellent; paved highways US-6 traverses the southwest part of our claim block and US-95 is on the eastern border of the project. A county-maintained gravel road and several unmaintained trails cross the northern and western parts of the project.

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

Project Geology. The Columbus Salt Marsh, site of our Columbus Basin project, is a closed drainage basin that covers an area of approximately 370 square miles that is dominated by geologically young basin-fill and lake sediments. The region, which is located within the Walker Lane geologic province, has a complex geologic structural setting, and is bounded on its eastern and southern sides by very thick sequences of Tertiary-age volcanic rocks that are potential lithium source rocks, as indicated by the presence of clay-hosted lithium mineralization in the adjoining northwestern part of the Silver Peak Range, south of the project target area.

Project Activities. In 2017 Westwater technical staff advanced our geologic knowledge of the Columbus Basin project through completion of the geophysical data evaluation study, and the completion of three exploration drill holes. The results of this Phase I exploration drill program included:

•Three core holes were completed for a total of 3,870 ft. of drilling;

oThe maximum drilled depth was 1,680 ft;

oFluids with high total dissolved solids were identified in all three holes;

•In-house laboratory work performed at the Company’s Kingsville, Texas facility returned lithium concentrations of up to 43 parts per million (“ppm”) and boron concentrations of up to 173 ppm.

WWR is currently developing a Phase 2 work program for the project to build upon the results of the 2017 drill program.

Permitting Status. Westwater currently has two approved Notices of Intent for exploration drilling at the Columbus Basin project, allowing for a total of 7 drill holes.  In 2017, WWR completed three of these permitted exploration drill holes.  Additionally, in order to develop potential mineral resources, WWR applied for, and was granted water rights, pending completion of two production wells and proving “beneficial use” of the produced water, totaling 1,528 acre-feet per year.

T 54 E
T 55 E
T 56 E
T 57 E
R 9 N
R 8 N
R 7 N
R 6 N
Ely
60 Miles
Tonopah
90 Miles
6
N
0
1
2
SCALE IN MILES
Wells
Reno
Ely
Las Vegas
NEVADA
WWR Controlled
Mineral Rights
Railroad Valley Project
Nye County, Nevada

Railroad Valley Project, Nye County, Nevada

The Property.  Westwater staked the Railroad Valley project in 2017 based upon reconnaissance level sampling that showed highly anomalous lithium concentrations in surface sediments.  The project consists of 470 contiguous federal placer mining claims covering a total of 9,270 acres.  There are no royalties or work commitments associated with the project.  Annual claim maintenance fees payable to the Bureau of Land Management (“BLM”) total approximately $72,850.

Accessibility. Accessibility to the Railroad Valley project area is excellent. A two-lane paved federal highway (US-6), which connects the towns of Ely (approximately 60 miles to the northeast of the project area) and Tonopah crosses the area a few miles north of the Company’s placer claim block. The immediate project area is connected to US-6 by a network of maintained and unmaintained gravel roads. Power lines to oil production and refining facilities east and northeast of the Company’s property holdings appear readily accessible.

History. There has been little, if any, known exploration for lithium-enriched brines in the Railroad Valley area. Some exploration for potash-rich brines was undertaken in the 1920s by the US Geological Survey, but this work apparently did not discover sufficient resources to justify production. The area has been the site of the most intensive petroleum exploration and production activities in Nevada. Several oil fields were discovered east and north of the Company’s properties, and many of these production facilities remain active.

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

Project Activities. WWR has carried out a range of geological investigations and conducted geochemical sampling throughout the entire Railroad Valley area. Geophysical data for the project area was acquired and a comprehensive subsurface geophysical model of our lands and adjoining areas has been prepared. This data has been incorporated with geological data to refine the geologic understanding of the lithium-enriched brine targets in the project area.

Permitting Activities. The Company holds an approved Notice of Intent for exploration drilling operations from the BLM. An application for a dissolved minerals exploration drilling permit from the Nevada Division of Minerals will be submitted prior to commencement of any drilling activities. Two applications for water rights with the Nevada Division of Water Resources are pending.

Sal Rica Project, Box Elder County, Utah

The Property. Our Sal Rica lithium brine exploration project was acquired from Mesa Exploration Corporation in September, 2016 for a combination of shares in Westwater Resources and cash, as well as a two percent NSR royalty, payable to Mesa Exploration, on future production from the acquired lands. The property is comprised of approximately 10,240 acres of unpatented placer mining claims that were acquired from Mesa, and an additional 3,360 acres of unpatented placer claims that we staked subsequent to the purchase of the initial claim block from Mesa Exploration. These additional placer claims, which adjoin the lands obtained from Mesa, are not subject to production royalties. In total, we hold 663 unpatented placer claims in the project area. Annual fees payable to maintain these properties in good standing are $102,765, in the form of annual claim maintenance fees payable to the BLM. There are no other obligations to keep our properties in good standing.

Accessibility. The Sal Rica project is situated within the Pilot Valley area of northwestern Utah, approximately 25 miles north of the town of Wendover, and about 100 miles west of Salt Lake City. The project area is accessible from Wendover by maintained gravel roads that flank the east and west sides of the project area, and unmaintained trails and “two-track” roads provide access from the gravel roads to parts of the mining claims.

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

Other than the Quintana and Mesa Exploration activities on the property there have been no known mineral-related activities within the project area.

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

Permitting Status. Westwater Resources has applied for water rights with the Utah Division of Water Rights to facilitate production of any potential resource identified in the project area. These applications are under review. The company is currently preparing exploration permits for the project area.

URANIUM PROCESSING FACILITIES

Kingsville Dome

Our Kingsville Dome property is located in Kleberg County, Texas and is situated on several tracts of land leased from third parties. The property is situated approximately eight miles southeast of the city of Kingsville, Texas. The project was constructed in 1987 as an up-flow uranium extraction circuit, with complete drying and packaging facilities within the recovery plant. The Kingsville Dome project produced uranium in the period 1988 through 1990, from 1996 to 1999, and most recently from 2007 through 2009. Two independent resin processing circuits and elution systems are part of the plant’s processing equipment, and it also has a single drying circuit. As currently configured, the Kingsville Dome plant has a production capacity of 800,000 pounds of U3O8 per year.

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

Rosita

Our Rosita uranium processing plant and associated well fields are located in Duval County, Texas on a 200-acre tract of land owned by the Company. The facility is located within the South Texas uranium province, about 22 miles west of the town of Alice. The plant was constructed in 1990, and was originally designed to operate as an up-flow extraction facility, in a similar manner to our Kingsville Dome plant.  Resin was processed at the Rosita plant, and the recovered uranium was precipitated into slurry, which was then transported to Kingsville Dome for final drying and packaging. Production from the Rosita plant began in 1990 and continued until 1999, when it was placed on standby.  In the 2007-2008 period upgrades were made to the processing equipment and additions to the facility were installed, including revisions to the elution and precipitation circuits, and the addition of a full drying system.  Construction terminated when the plant was 95% complete, due to production and price declines.  We anticipate that the plant will have an operating capacity of 800,000 pounds of U3O8 per year when the upgrades have been completed.  One satellite ion exchange system is in place at the Rosita project, but only operated for a short period of time in 2008.  Loaded resin from the Rosita satellite unit was shipped to Kingsville Dome for processing.

Vasquez

The Vasquez project is located in Duval County, Texas, a short distance northwest of the town of Hebbronville. The project is situated on a leased tract of land that is being held until final restoration has been completed. The Vasquez ISR mine was constructed in 2004. Uranium recovered from wellfields at the Vasquez project was partially processed through a satellite ion exchange system, capable of processing 1,200 gallons per minute, and with final uranium recovery was undertaken at the Kingsville Dome plant. In addition to the satellite recovery facility, there is a 500 gallon per minute reverse osmosis system that has been utilized in our groundwater restoration efforts, which were completed in January, 2014. Uranium recovery efforts at the Vasquez project took place between 2004 and 2008. The site is currently in the final stages of reclamation and is anticipated to be closed early in the second quarter of 2019.

URANIUM PROPERTIES

San Antonio
10
Karnes County
District
Butler Ranch
35
37
Ray Point
District
South Texas
Uranium
Province
Clay West
District
Rosita
Processing Facility
Corpus
Christi
Vasquez
Kingsville Dome
Processing Facility
South Duval County
Mineral Belt
WWR Project
Competitor Project
Former Mine
0
20
Miles
N
Texas Properties
Location Map

SOUTH TEXAS URANIUM PROPERTIES AND EXPLORATION PROJECTS

We currently control three production properties and one exploration project in the state of Texas, all of which are located in the South Texas uranium province, an arcuate belt of sandstone-hosted uranium deposits that extends from near the Texas-Mexico border on the south to an area southeast of the city of San Antonio on the northeast. The belt parallels the present-day coast of the Gulf of Mexico, and is approximately 160 miles long and up to 35 miles in width. The Company’s Kingsville Dome, Rosita and Vasquez properties and the Butler Ranch exploration project are all situated within this belt of known uranium deposits. The Kingsville Dome, Rosita and Vasquez properties are owned by our wholly-owned subsidiary URI, Inc. and the Butler Ranch project is controlled by the Company’s wholly owned subsidiary, Uranco, Inc.  The locations of the Kingsville Dome, Rosita and Vasquez production properties and the Butler Ranch project are described below.

From 1988 to 1999 we produced approximately 6.1 million pounds of U3O8 from the Kingsville Dome and Rosita projects, and from 2004 to 2009, Kingsville Dome, Rosita and Vasquez produced an additional 1.4 million pounds of U3O8.

1717
2619
1118
URI Controlled Mineral Rights
Plant Location
Paved Road
Gravel Road
Stream
N
0
0.5
Mile
Kingsville Dome Project
Kleberg County, Texas

Kingsville Dome Project, Kleberg County, Texas:

The Property.  The Kingsville Dome project is located in Kleberg County, Texas, approximately 35 miles southwest of the city of Corpus Christi and eight miles southeast of the town of Kingsville. The project is comprised of numerous mineral leases from private landowners, covering an area of approximately 2,434 gross and 2,227 net acres of mineral rights. The leases are held through the payment of annual rents, and the leases provide for the payment of production royalties, ranging from 6.25% to 9.375%, based upon uranium sales from the respective leases. The leases have expiration dates ranging from 2000 to 2007; however, we continue to hold most of these leases through our ongoing restoration activities. With a few minor exceptions, the leases contain clauses that permit us to extend the leases not held by production by payment of royalties ranging from $10 to $30 per acre.

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

History.  Initial production from the Kingsville Dome uranium deposit commenced in May 1988. From the onset of production until July, 1999 we produced a total of 3.5 million pounds of U3O8 from the project area. Production was suspended in July, 1999, due to depressed uranium prices, but it resumed in April, 2006. Production in 2006 was 94,100 pounds of U3O8, 338,100 pounds in 2007, 252,000 pounds in 2008 and 56,000 pounds in 2009. We have not produced any uranium at the Kingsville Dome project since 2009.  The Kingsville Dome project currently contains an insignificant amount of mineralized material.

Project Geology: Uranium mineralization at the Kingsville Dome project occurs as a series of roll-front deposits hosted in porous and permeable sandstones of the Goliad Formation, at depths ranging from 600 to 750 feet beneath the surface. The mineralization is localized along the southwestern to northern flanks of the Kingsville Dome geological feature, which also hosts oil and gas deposits in geological units that are substantially deeper than the Goliad Formation sandstones.  We do not control those oil and gas deposits.

Restoration and Reclamation.  The Company completed the groundwater restoration program during 2013 and entered the required stabilization period.  As a result, the Company did not incur any costs related to restoration and reclamation activities during 2018. During 2018, we conducted stability and standby care activities at the Kingsville Dome project, as required by our permits and licenses.

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

Permitting Status.  A radioactive material license issued by the TCEQ is in timely renewal. On September 26, 2012, we filed the requisite application for renewal of our UIC permit, and on December 12, 2012, we filed an amendment to the application that would provide for resumption of uranium recovery activities. In June 2016, we requested to withdraw our UIC permit and resubmit at a later date.  The request to withdraw was granted by the TCEQ in April 2017.  As new areas are proposed for production, additional authorizations under the area permit would be required.  The permit for the waste disposal well 248 (WDW248) was submitted for renewal to the TCEQ on November 5, 2015. Kleberg County has requested a contested case hearing for the renewal of this permit in order to have the permitted flow rates higher than requested by the Company.  Just before the end of 2018, Kleberg County rescinded its request for contested case hearing.  The State Office of Administrative Hearings remanded the application back to TCEQ for processing as an uncontested matter on December 31, 2018.  On January 28, 2019, the TCEQ approved and issued the renewal to permit WDW248.

Rosita
Corpus Christi
Laredo
35
37
44
3196
WWR Permit Boundary
WWR Controlled Mineral Rights
Plant Location
Mineralized Zone
Paved Road
Gravel Road
N
0
0.5
Mile
Rosita Project
Duval County, Texas

Rosita Project, Duval County, Texas

The Property. The Rosita project is located in north-central Duval County Texas, about 14 miles southeast of the town of Freer and 60 miles west-northwest of the city of Corpus Christi. Our property holdings consist of mineral leases from private landowners covering approximately 2,759 gross and net acres of mineral rights. We have dropped all leases associated with the nearby Rosita South property (also known as the Cadena area).  All of the leases for the Rosita area provide for payment of sliding scale royalties that are based upon the price of uranium, ranging from 6.25% to18.25% of uranium sales produced from the leased lands. Under the terms of the leases the lands can be held after the expiration of their primary term and secondary terms, as long as we are carrying out restoration and reclamation activities. The leases have primary and secondary terms ranging from 2012 to 2016, and provisions to extend the leases beyond the initial terms.  We hold these leases by payment of annual property rental fees ranging from $10 to $30 per acre.

Accessibility. Access to the Rosita project and process facility is good, from an improved company-owned private drive that connects with an unpaved but maintained county road, which in turn connects with Texas Farm to Market Road 3196, about one-mile northeast of the intersection of State Highway 44 and FM 3196 in Duval County.

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

Restoration and Reclamation. The Rosita project is comprised of four TCEQ authorized production areas. Production areas 1 and 2 are depleted, and groundwater restoration has been completed to regulatory standards. Production areas 3 and 4 contain immaterial uranium reserves that have yet to be produced. Existing wells in production area 4 were plugged. Production areas 1 and 2 consisted of seven wellfields whose groundwater has been restored by the circulation and processing of approximately 1.3 billion gallons of reverse osmosis treated water. In 2013 we completed the final phase of TCEQ required stabilization in production areas 1 and 2. The Company began plugging wells in production areas 1 and 2 in 2014 and completed those activities in 2016.  TCEQ has accepted that plugging was completed in accordance with the approved closure plan.  Remaining wells for other uses are being transferred or reclassified in order to complete closure of the two production areas. During 2018, the Company incurred costs relating to surface reclamation and standby of the aforementioned production areas.  Final surface reclamation has been slowed by weather related issues during the last quarter of 2018.  Surface reclamation is nearing completion and will continue through the first quarter of 2019.

Permitting Status.  A radioactive material license issued by the TCEQ for the Rosita project is in timely renewal.  On August 30, 2012, we filed the requisite application for renewal of our underground injection control permit and it was issued on October 20, 2014. Production could resume in areas already included in existing production area authorizations. As new areas are proposed for production, additional authorizations from the TCEQ under the permit will be required.

Arroyo de los Angeles Creek
Entrance
16
359
Duval Co.
Jim Hogg Co.
37
35
Corpus Christi
Vasquez
Kingsville
WWR Controlled Mineral Rights
N
0
1/2
1
Mile
Vasquez Project
Duval County, Texas

Vasquez Project, Duval County, Texas

The Property.  Our Vasquez project is located in southwestern Duval County, Texas, about seven miles north-northwest of the town of Hebbronville and 100 miles southwest of Corpus Christi. The property consists of a mineral lease on 1,023 gross and net acres. While the primary term of the mineral lease expired in February 2008, we continue to hold the lease by carrying out restoration activities. We pay an annual rental fee to the property owner, and the lease provides for the payment of a sliding-scale production royalty of 6.25% of uranium sales below $25.00 per pound, increasing to 10.25% for uranium sales occurring at or above $40.00 per pound of U3O8.

Accessibility. Access to the Vasquez project area is good from a Company-leased and improved private drive to an improved ranch road that connects to Texas State Highway 359, a short distance northwest of Hebbronville.

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

Restoration and Reclamation.  We conducted restoration and reclamation activities at the Vasquez project through 2013, and in 2014 the project was placed in the required groundwater stabilization period.  On October, 8, 2017, we requested acknowledgement that restoration was completed and submitted the results of stability to the TCEQ. On, November 3, 2017, the TCEQ acknowledged completion of restoration.  Plugging and abandonment of the wellfields commenced on December 4, 2017 and was completed in July, 2018. In August 2018, we submitted our plugging report to the TCEQ and a revision was submitted in October 2018.  The TCEQ completed its plugging and abandonment inspection in November 2018 and we received approval of completion of plugging on December 13, 2018.  Upon completion of plugging, we immediately began surface reclamation and expect completion of reclamation of the entire site at the beginning of the second quarter of 2019.  The site is undergoing complete closure.

The Vasquez project consists of two authorized production areas. Production area 1 consisted of five wellfields and production area 2 consisted of two wellfields. At the end of 2013, groundwater restoration was completed at all wellfields in all production areas.  In 2014, both production areas were placed into stability and remained in this status through November 2017. Groundwater restoration has been completed for the entire project. Since the commencement of groundwater restoration activities at the end of 2007, we have treated approximately 640 million gallons of groundwater at the Vasquez project.

Permitting Status. A radioactive material license issued by the TCEQ is in timely renewal. On July 10, 2012 we filed the requisite application for renewal of our underground injection control permit. On September 23, 2014 the renewal was issued by the TCEQ.  Vasquez UIC permit URO3050 was approved for a restoration range table amendment in 2016 and was approved on February 13, 2017.  We terminated the exploration permit with the Texas Railroad Commission once all of the wells were plugged.

791
1344
1144
San Antonio
35
10
Butler Ranch
37
Corpus Christi
WWR Controlled Mineral Rights
Target Area
N
0
1
Mile
Butler Ranch Project
Karnes County, Texas

Butler Ranch Project, Karnes County, Texas

The Property. We acquired the Butler Ranch project from Rio Grande Resources in 2014, as part of a larger property exchange with them. Our property is comprised of non-contiguous fee leases that cover an area of about 425 acres of mineral rights. We can hold the leases by payment of annual rental fees, ranging from $10 to $25 per acre. Each of the leases makes provision for the payment of royalties of 10% of sales to the property owners. During 2017, all of the Butler Ranch mineral leases were up for renewal.  Several landowners opted not to renew, resulting in a drop of acreage from approximately 1,542 acres, to the current 425 acres.

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

Permitting Status. The Company does not have any active exploration permits for the Butler Ranch project.

Nose Rock
West Largo
Ambrosia Lake
Juan Tafoya
Cebolleta
Gallup
Grants
Albuquerque
40
25
Western U.S.
N
0
14
Miles
WWR Project
New Mexico
Properties Location Map

NEW MEXICO URANIUM PROJECTS

General

We hold a significant portfolio of properties throughout the extent of the Grants mineral belt of west-central New Mexico. Included within our New Mexico property portfolio are fee and mineral rights that we own, fee surface and mineral rights leased from third parties and unpatented lode mining claims that we own. Collectively, this property position represents one of the largest mineral rights holdings in the Grants mineral belt.

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
T 10 N
Cebolleta
Albuquerque
40
25
WWR Controlled Mineral Rights
Shaft
Mineralized Zone
N
0
1/2
1
Mile
Cebolleta Project
Cibola County
New Mexico

Cebolleta Project

General. Our Cebolleta project is located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque. It is situated in the Laguna mining district, an area that has seen considerable uranium mining activity since the 1950s.

The Property. In March 2007, we entered into a lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a land grant, to lease the Cebolleta property (the “Cebolleta Lease”), which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as the Company is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties ranging from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides us with the right to explore for, mine, and process uranium deposits present on the Cebolleta project. In February 2012, we entered into an amendment of the Cebolleta Lease (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2016. In addition, the date has been further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deductions to the recoverable reserve payment.  In the fall of 2017, the Company negotiated a second amendment to the Cebolleta Lease that included a reduction of the advance royalty payment to $350,000 for three years (2018-2020), after which the payments return to the prior formula.  Additionally, and for the duration of the agreement, the requirement for a feasibility report has been removed, the reserve payment has been eliminated in favor of a single payment of $4.0 million upon commencement of production and the gross proceeds royalty has been fixed at 5.75%.

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

History. Parts of the Cebolleta project were developed as open pit and underground mines, and uranium was produced from the project area during the 1950s through the early 1980s. Initial production was attained from a small underground mine in the St. Anthony area, developed by Climax Uranium in the 1950s. The project was revitalized in the mid-1960s after various leases were acquired by United Nuclear, who also conducted an extensive exploration program on the property, and subsequently developed two open pit and one underground mine on the southern part of the project area. United Nuclear ceased uranium production from their holdings in the project area in 1979.

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

Project Geology. The Cebolleta project is the site for six sandstone-hosted uranium deposits that occur as discrete flat-lying tabular bodies of uranium mineralization that are hosted within the Jackpile Sandstone Member of the Jurassic-age Morrison Formation. The mineralized bodies are contained within channels in the Jackpile Sandstone, and are found at depths ranging from approximately 250 to 850 feet below the surface. The deposits are situated above the local and regional water tables.

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

25
30
29
28
McKinley Co. (Indefinite)
Sandoval Co. (Indefinite)
Marquez Deposit
Former Mill Site
36
31
32
33
Southeast Deposit
T 13 N
T 12 N
Cibola Co. (Indefinite)
Juan Tafoya
Albuquerque
40
25
1
R 5 W
R 4 W
6
279
5
4
WWR Controlled Mineral Rights
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

The project has an industrial grade power line and there are three water wells present on the property. A 12-foot diameter concrete-lined shaft is present at the larger of the two uranium deposits, and a 5-foot diameter steel cased “ventilation” shaft is in place.

The Property. The Juan Tafoya project is comprised of lands covering an area of approximately of 4,097 acres of fee (deeded) surface and mineral rights that are owned by the Juan Tafoya Land Corporation (“JTLC”) and 24 leases with private owners of small tracts covering a combined area of approximately 115 acres.  The JTLC lease (the “JT Lease”) has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the Juan

Tafoya project. Additionally, the JT Lease required: (i) an initial payment to JTLC of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the prevailing price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or their heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya project and (vii) funding of a scholarship program for the shareholders of the JTLC or their heirs. We are obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JT Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya project, or (c) the project is deemed uneconomical by an independent engineering firm.  The Company’s most recent negotiations with JTLC, completed in the fall of 2017, allow for a reduction of advance royalty payments to $174,000 per annum for three years (2017-2019), after which they return to the original formula.  Additionally, the gross proceeds royalty rate is fixed at 4% for the remainder of the agreement.

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

Project Activities. A Technical Report was completed for the Juan Tafoya project in June 2014. The Technical Report concluded that the Juan Tafoya project was ready for the next stage of in-fill confirmation drilling to upgrade the mineral resources. The Technical Report recommended follow-up work in two phases:

•Phase 1. Conduct a confirmation drilling program of approximately 35,000 feet in 16 holes; and

•Phase 2. Prepare a Preliminary Economic Assessment including hydrogeological work, geotechnical analysis, conceptual mining methods study, and capital and operating costs, based upon the results of the Phase 1 work program.

We are not contemplating any near-term work at the Juan Tafoya project.

Water Rights. Under the terms of the JTLC lease the Company has the right to utilize approximately 1,800-acre feet of water rights that are owned by the JTLC.

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

OTHER URANIUM INTERESTS

New Mexico Properties

We hold approximately 177,941 acres of other immaterial properties in New Mexico including the Ambrosia Lake, Nose Rock and West Largo projects.  We do not currently have any plans to explore these projects in the near-term.

Azarga Uranium Corp. Transaction, Custer and Fall River Counties, South Dakota

We hold a 30% net proceeds interest from future uranium production from certain unpatented lode mining claims and fee leases currently controlled by Azarga Uranium Corp. (formerly Powertech Uranium) (“Azarga”) in the Dewey-Burdock area, Custer and Fall River Counties, South Dakota. Prior to our acquisition of Neutron Energy Inc. (“Neutron”), Neutron transferred its property interests in the Dewey-Burdock area to Azarga for which Neutron received (i) a 30% net proceeds interest of future uranium production and sales from Neutron’s former lands in the Dewey-Burdock area, (ii) 327 acres of mining claims and state leases along with associated historical drilling data for properties situated near Edgemont, South Dakota, (iii) 4,117 acres of mining claims in the Ambrosia Lake mining district in New Mexico and (iv) 1,709 acres of mining claims and leases in the Shirley Basin area of Wyoming. Azarga has filed permit applications with the NRC and USEPA and submitted a Plan of Operation to the BLM for its Dewey-Burdock uranium ISR project.

Our former acreage in the Dewey-Burdock area that is subject to the 30% net proceeds interest payable to us consists of approximately 1,620 acres of unpatented lode mining claims and private leases within Azarga’s proposed Dewey-Burdock permit area and an additional 4,667 acres of prospective claims and leases elsewhere within their project permit area.

WORK COMPLETED ON PROPERTIES IN 2018

	Statement of Operations (1)			Balance Sheet
Property	Operating Expenses	Mineral Property Expenses	Impairment	Property, Plant & Equipment	Restoration Liability (2)	Total Expenditures
	(expressed in thousands of dollars)
Columbus Basin project	$-	$249	$-	$-	$-	$249
Railroad Valley project	-	90	-	-	-	90
Sal Rica project	-	141	-	-	-	141
Coosa project	-	140	-	-	-	140
Temrezli project	117	-	17,968	-	-	18,085
Rosita project	691	47	2,545	-	-	3,283
Kingsville Dome project	639	161	2,978		-	3,778
Vasquez project	539	92	221	-	521	1,373
Butler Ranch project	-	8	-	-	-	8
Cebolleta project	-	389	-	-	-	389
Juan Tafoya project	-	223	-	-	-	223
Other	-	12	-	-	-	12
	$1,986	$1,552	$23,712	$-	$521	$27,771

____________________________

(1)See Item 7—Management Discussion and Analysis below for discussion of 2018 mineral property expense charged to the Statement of Operations.

(2)For description of 2018 reclamation activities at the Rosita and Vasquez projects, see discussion at Item 2—Properties above.

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2018 by location is as follows:

	Net Property, Plant and Equipment at December 31, 2018
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$-	$3,256	$-	$-	$-	$3,256
Mineral rights and properties	-	-	8,973	7,806	-	16,779
Other property, plant and equipment	8	348	-	-	162	518
Total	$8	$3,604	$8,973	$7,806	$162	$20,553

As noted in the table above, the Company’s most significant uranium property infrastructure is located in South Texas. The Company’s two licensed processing facilities are located at the Kingsville Dome project and at the Rosita project. The Kingsville Dome facility is currently capable of processing 800,000 pounds of U3O8 annually, expandable to 1.6 million pounds. The Kingsville Dome plant has a carrying value of $0.6 million. The Rosita facility is also currently capable of processing 800,000 pounds of U3O8 annually, and is also expandable to 1.6 million pounds. The Rosita plant is a newer facility and has a carrying value of $2.2 million. Each of these plants has been idle since 2009 and each will require approximately $0.8-$1.0 million of capital expenditures to return them to current productive capacity. The Company also has portable satellite ion exchange equipment at the Kingsville Dome project and the Rosita project with carrying values at December 31, 2018 of $0.4 million and $0.1 million, respectively.

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

In its decision, issued on March 23, 2018, the Texas Supreme Court concluded that when construing an unambiguous contract courts may not allow one party’s subjective intent to alter the plain meaning of language used in the contract.  The Supreme Court concluded that the Court of Appeals decision was a clear error, reversed that decision, ruled that URI had not breached the Settlement Agreement in relying on both 1987 and 1985 data to establish the clean-up standard for the specific well, and rendered judgment for URI and against Kleberg County.  As a result, the legal dispute between URI and Kleberg County is over and resolved in favor of URI.

DISPUTE WITH FABRICE TAYLOR

On June 29, 2017, AGC, two of its former officers and one former director were named as defendants in a lawsuit filed in the Superior Court of Justice in Ontario, Canada and styled Fabrice Taylor v. Alabama Graphite Corp., et. al., CV-17-578049.  The plaintiff in the lawsuit is the publisher of an investment newsletter and the complaint alleges that the defendants made certain postings on an internet website that were allegedly defamatory of the plaintiff and made certain oral statements to third parties that were allegedly slanderous of the plaintiff, and as a result the complaint seeks damages in the amount of CAD$3.0 million, unspecified punitive damages and permanent injunctive relief.  On August 9, 2017, as amended on August 29, 2017, the defendants responded to the complaint, denied the allegations contained in the complaint, filed counter-claims alleging that plaintiff made certain statements on the internet that were defamatory of the defendants, and set forth general, specific, aggravated and punitive damages in the total amount of CAD $7.0 million as well as permanent injunctive relief.  The lawsuit has not been prosecuted by the plaintiff and no schedule yet exists for its resolution or a trial on the merits.

DISPUTE WITH DOUGLAS BOLTON

On May 15, 2018, AGC was named as a defendant in a lawsuit filed in the Superior Court of Justice in Ontario, Canada and styled Bolton & Bolton, Inc. v. Alabama Graphite Corp., CV-18-00597888.  The plaintiff in the lawsuit is the corporate entity for Douglas C. Bolton (“Bolton”) who served as AGC’s Chief Financial Officer from September 2015 until January 2018.  The statement of claim alleges that the original consulting agreement between Bolton and AGC was supposedly amended in the August-September 2017 time frame to provide for a 12-month severance payment that was allegedly owed as a result of AGC’s termination of Bolton in January 2018.  The statement of claim seeks CAD $108,349.45 in damages, pre-judgment and post-judgment interest, Bolton’s legal costs and other relief as may be just and proper.  On June 21, 2018, AGC filed a request to inspect documents that are identified by reference in the statement of claim.  On August 8, 2018, Bolton provided AGC with the requested documents.  On August 17, 2018, AGC filed a statement of defense that denies the substantive allegations contained in Bolton’s statement of claim, asserts that the original consulting agreement between Bolton and AGC was not amended to provide for a 12-month severance payment, and seeks a dismissal of the lawsuit with costs on a substantial indemnity basis.

On January 16, 2019, AGC and Bolton agreed to settle the litigation without any admission of liability by either party.  Under the terms of the settlement, AGC agreed to pay Bolton CAD$40,000 in exchange for Bolton agreeing to dismiss the action without costs.  AGC and Bolton also executed a mutual release that precludes any further litigation between the parties for any cause of action, whether known of unknown, existing as of the settlement date.  AGC made the required payment to Bolton on February 11, 2019.

ARBITRATION AGAINST TURKEY

On December 13, 2018, Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments.  The Request for Arbitration was filed as a result of the Republic of Turkey’s unlawful actions against the Company's investments at the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”).  Specifically, in June 2018, the Turkish government cancelled all of Adur's exploration and operating licenses with retroactive effect, rendering Westwater's investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, they now assert that these were issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under Turkish and international law. Westwater has reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy its unlawful actions, but to no avail.

On December 21, 2018, ICSID registered Westwater’s Request for Arbitration. However, as the proceeding has only just begun, there are no schedules for any arbitration milestones.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

Our common stock is traded on the Nasdaq Capital Market under the symbol “WWR.” As of February 15, 2019, there were 406 holders of record of our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the two years ended December 31, 2018, and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K.  See “Cautionary Note Regarding Forward-Looking Statements” above.

INTRODUCTION

Westwater Resources, Inc. is a 40-year-old, public company trading on the Nasdaq stock exchange under the symbol WWR. Originally incorporated to mine uranium in Texas, our company has been reborn as a diversified energy materials developer. Westwater now has a presence in uranium, lithium exploration, and battery-graphite materials after its acquisition of Alabama Graphite Corp. (“AGC” or “Alabama Graphite”) in April 2018.

Westwater presently holds battery graphite development properties in Alabama, exploration properties with lithium and uranium exploration potential, as well as idled uranium production properties.  We were organized in 1977 to acquire and develop uranium projects in South Texas using the ISR process. We have historically produced uranium in the state of Texas where we currently have ISR projects and two licensed processing facilities. We also have approximately 188,700 acres of uranium mineral holdings in the prolific Grants Mineral Belt of the state of New Mexico, and 11,000 acres in the South Texas uranium province. Westwater acquired these uranium properties over the past 25 years along with an extensive information database of historic drill-hole logs and analysis. Westwater ceased uranium production in 2009 and none of our properties are currently in production.

Graphite, Lithium and Uranium Listed as Critical Materials

A Presidential Executive Order on a Federal Strategy to Ensure Secure and Reliable Supplies of Critical Minerals was issued on December 20, 2017, which we believe will accelerate important energy related mineral development in the United States.  Pursuant to Executive Order 13817 of December 20, 2017, “A Federal Strategy to Ensure Secure and Reliable Supplies of Critical Minerals,” the Secretary of the Interior on February 16, 2018 presented a draft list of 35 mineral commodities deemed critical under the definition provided in the Executive Order. Graphite (natural), lithium, uranium and vanadium are listed as critical elements.  In conjunction with Professional Paper 1802, published by the US Geological Service (“USGS”), where 23 minerals are identified as critical to the Country’s security and economy, WWR believes these actions are important steps in support of domestic minerals development.  Graphite and lithium, in particular, are critical to the development of batteries and other energy storage systems essential to the electric vehicle, solar and wind power industries.

RECENT DEVELOPMENTS

Turkish Government Taking of Temrezli and Sefaatli Licenses and Westwater’s Arbitration Filing

In December 2018, Westwater filed a Request for Arbitration against the Republic of Turkey for its unlawful actions against the Company's investments, most notably, the June 2018 illegal taking of its Temrezli and Sefaatli uranium projects. These projects were owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”).

Since 2007, Adur has held the exclusive rights for the exploration and development of uranium at Temrezli and Sefaatli, two sites located around 200km from Ankara, which include the largest and highest-grade deposits of uranium known to be in Turkey. To date, Adur and its shareholders have invested substantially in these two projects, using their technical expertise and carrying out extensive drilling, testing and studies to move the projects towards production. Having successfully completed the exploration stage, in 2013-2014, Adur was granted a number of operating licenses by the Turkish government to develop the Temrezli mine. As a direct result of Adur’s efforts, Temrezli is the most advanced uranium project in Turkey. Experts have estimated that the mine will generate revenues of up to USD 644 million over its life, netting Westwater an estimated future return on its investment of USD 267 million as described in the Prefeasibility Study completed for the Temrezli project in 2015.

For many years, Adur and Westwater worked closely with the Turkish authorities and shared their technical expertise in uranium mining. However, Turkey's most recent actions have undermined this longstanding relationship. In particular, in June 2018, the Turkish government cancelled all of Adur's exploration and operating licenses with retroactive effect, rendering Westwater's investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, they now assert that these were issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under Turkish and international law. Westwater has reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy its unlawful actions, but to no avail.

As a result, on December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments.  On December 21, 2018, ICSID advised that it had formally “registered” the Request for Arbitration.

Therefore, the Company has determined that all of the uranium mineral holding property assets located in Turkey were fully impaired and recorded an $18.0 million impairment charge in June 2018. The amount of the impairment charge reflects the accounting net book value for the uranium holding property assets and does not reflect fair market value of the assets.  The Company will recognize compensation for the mining and exploration licenses when the amount of the full and fair compensation is fixed and determinable and the ability to collect is probable.

Acquisition of Alabama Graphite

On April 23, 2018, Westwater completed its acquisition of Alabama Graphite Corp. as part of a strategic decision to refocus the Company to supply battery manufacturers with low-cost, advanced, high-quality, and high-margin graphite products. The principal asset acquired is the Coosa Graphite Project (“Coosa Project”), which includes the Coosa Graphite mine located near Sylacauga, Alabama, 50 miles southeast of Birmingham. The Coosa mine is located in an area that has been a past producer of graphite, utilizing a geology trend spanning tens of thousands of acres, known as the “Alabama Graphite Belt.” The State of Alabama remains a business friendly jurisdiction, exemplified by the state successfully securing a $1 billion commitment from Daimler Benz to build a lithium-ion battery factory near its automobile assembly plant in the state.

The transaction process began on December 13, 2017 when the Company entered into a binding arrangement agreement, to acquire all of the issued and outstanding securities of Alabama Graphite Corp. through the issuance of new securities in the Company by way of a court-sanctioned plan of arrangement under the Business Corporation Act of British Columbia. Eligible shareholders of Alabama Graphite were offered 0.08 shares of the Company’s common stock for every one share of Alabama Graphite they owned.  Alabama Graphite’s shareholders approved the arrangement on March 9, 2018, and on March 19, 2018, the Supreme Court of British Columbia granted orders approving the Alabama Graphite plan of arrangement implementing the acquisition. On April 19, 2018, the Company’s stockholders approved the shares to be issued to Alabama Graphite shareholders pursuant to the arrangement. Following customary Canadian regulatory approvals, the Company closed the acquisition on April 23, 2018.  At closing, the Company issued 11,625,210 shares of its common stock to the stockholders of Alabama Graphite who received approximately 28% of the combined company and current stockholders of the Company retained approximately 72%. The Company also issued replacement options and warrants for 2,508,378 shares of its common stock to the previous option and warrant holders of Alabama Graphite.

Vanadium Target Mineralization Discovery

In late November 2018, Westwater announced the discovery of significant levels of vanadium concentrations at several locales within the graphitic schists at the Company’s Coosa Project. Westwater has begun the first of a four-phase exploration program designed to determine the extent, character and quality of the vanadium discovery at Coosa.  This first phase has evaluated some 28,000 feet of core and 10,000 feet of trench samples for vanadium potential.  2,161 samples have been submitted to an independent third-party analytical laboratory for assay, with results expected in the first quarter of 2019.

Previous assay results for numerous samples collected from the graphitic schists in areas adjacent to the known graphite resource area of the Coosa Project have shown concentrations values of up to 0.4% V2O5 (which is equal to 8 pounds of V2O5 per short ton), as well as values ranging up to 0.26% V2O5 in the graphite deposit area itself.  Westwater believes that these concentrations are significant and warrant integrated evaluation of graphite-vanadium resources of the Coosa Project.  Vanadium pentoxide (V2O5) is the most common form traded and currently sells for $16.10/lb. (98% V2O5 Flake, China as reported by www.vanadiumprice.com on November 26, 2018).  This current price represents a multi-year high, with a rise of over 300% in the last 12 months.

Reclamation Success in Texas

Westwater has completed wellfield plugging at the Vasquez Project in Texas and has received certification by the Texas Commission on Environmental Quality (TCEQ).  This paves the way for bond release applications in 2019.   Reclamation of the waste disposal well and its associated pond, as well as the remainder of the surface is scheduled for completion in 2019.

At the Rosita Project in Texas, the wellfield Production Areas 1 & 2 are plugged, and surface reclamation in those areas is also expected to be completed in 2019.

Lithium Acquisition

On March 24, 2018, the Company’s wholly owned subsidiary Lithium Holdings Nevada LLC exercised an option to purchase a block of unpatented placer mining claims covering an area of approximately 3,000 acres within the Columbus Salt Marsh area of Esmeralda County, Nevada.  The claims adjoin a portion of the Company’s current property holdings at its Columbus Basin project, expanding the project area within the basin to approximately 14,200 acres. Pursuant to the terms of the option agreement, the Company acquired the mineral property claims in exchange for 200,000 shares of WWR common stock, which were issued on April 23, 2018 and a 1% net smelter return royalty on the claims.

Election of New Director

Effective September 26, 2018, the Company’s Board of Directors (the “Board”) elected Karli S. Anderson to serve as an independent director of the Company.  Mrs. Anderson most recently served as Vice President Investor Relations for Royal Gold, Inc., a precious metals stream and royalty company engaged in the acquisition and management of precious metal streams, royalties, and similar production-based interests with over 190 properties on six continents.  Previously, Mrs. Anderson was a Senior Director of Investor Relations for Newmont Mining Corporation, one of the world’s largest gold producers.  Mrs. Anderson also serves on the Board of Directors of Women’s Mining Coalition.

Equity Financings

Registered Direct Offering

On June 14, 2018, the Company completed a registered direct offering of securities with Aspire Capital for net proceeds of $2.9 million pursuant to a new Securities Purchase Agreement (the “Securities Purchase Agreement”).  The securities consisted of 3,717,773 shares of common stock at a price of $0.34 per share for net proceeds of $1.3 million and 4,968,518 pre-funded common stock warrants at a price of $0.33 per warrant for net proceeds of $1.6 million. The exercise price of the warrants is $0.01 per share and the warrants were exercised on a net basis on August 7, 2018, resulting in the issuance of 4,825,509 shares of common stock.  The Company did not incur underwriting discounts or commissions with this offering. The previous Common Stock Purchase Agreement with Aspire Capital dated September 25, 2017 was terminated on June 14, 2018 concurrently with the launch of the registered direct offering and the entering into the Securities Purchase Agreement.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald

On April 14, 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell from time to time, at its option, shares of its common stock having an aggregate offering price of up to $30.0 million through Cantor acting as sales agent, $8.0 million of which shares are registered for sale under a registration statement on Form S-3. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of January 31, 2019, the Company had sold 23,573,682 shares of common stock for net proceeds of $5.9 million under the Sales Agreement. As a result, the Company had approximately $23.9 million remaining available for future sales under the Sales Agreement, of which $3.1 million has been registered for sale.

Common Stock Purchase Agreement with Aspire Capital

On September 25, 2017, the Company entered into the Common Stock Purchase Agreement with Aspire Capital to place up to $22.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 30 months. As consideration for Aspire Capital entering into the purchase agreement, the Company issued 880,000 shares of its common stock to Aspire Capital. On September 27, 2017, pursuant to the Common Stock Purchase Agreement and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received net proceeds of $2.0 million. Through its termination on June 14, 2018 in connection with the registered direct offering described above, Aspire Capital purchased an additional 2,725,096 shares of common stock for which the Company received net proceeds of $1.5 million.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the years ended December 31, 2018 and 2017 was $35.7 million and $19.3 million or $0.77 and $0.78 per share, respectively.  The principal components of these year-over-year changes are as follows:

	For the year ended December 31,
	2018	2017
	(thousands of dollars)

Mineral property expenses	$(3,538)	$(4,584)
General and administrative	(7,357)	(6,614)
Acquisition related costs	(333)	(1,003)
Impairment of uranium properties	(23,712)	(11,436)
Other operating expenses	(1,109)	(1,181)
Non-operating income	365	5,530
Total	$(35,684)	$(19,288)

Mineral property expenses

Mineral property expenses for the year ended December 31, 2018 were $3.5 million, as compared with $4.6 million for the year ended December 31, 2017.

The following table details our mineral property expenses for the years ended December 31, 2018 and 2017.

	For the years ended December 31,
	2018	2017
	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome project	$-	$-
Rosita project	315	208
Vasquez project	220	113
Total restoration/recovery expenses	535	321

Standby care and maintenance expenses
Kingsville Dome project	639	647
Rosita project	376	327
Vasquez project	319	411
Temrezli project	116	196
Total standby care and maintenance expenses	1,450	1,581

Exploration and evaluation costs	112	812

Land maintenance and holding costs	1,441	1,870

Total mineral property expenses	$3,538	$4,584

For the year ended December 31, 2018, mineral property expenses decreased by approximately $1.0 million as compared with the corresponding period in 2017.  These changes were the result of the following:

•a decrease of $0.4 million in land holding costs for the Cebolleta and Juan Tafoya uranium properties;

•a decrease of $0.7 million in exploration activity for lithium projects in Utah and New Mexico;

•a decrease of $0.1 million for standby care and maintenance costs for the Vasquez project in south Texas; and

•an increase of $0.2 million for increased restoration and recovery expenses for Rosita and Vasquez projects in south Texas.

General and administrative expenses

Significant expenditures for general and administrative expenses for the years ended December 31, 2018 and 2017 were:

	For the year ended December 31,
	2018	2017
(thousands of dollars)

Stock compensation expense	$332	$101
Salaries and payroll burden	2,775	2,480
Legal, accounting, public company expenses	2,695	2,816
Insurance and bank fees	522	524
Consulting and professional services	481	75
Office expenses	397	495
Other expenses	155	123
Total	$7,357	$6,614

General and administrative expenses increased by approximately $0.7 million as compared with the corresponding period in 2017. This increase was mostly due to the following:

•an increase in stock compensation expense of $0.2 million, which was primarily the result of the 2018 stock option grants;

•an increase in the Company’s salaries and payroll burden of $0.3 million, which was primarily the result of a higher head count in 2018 versus 2017;

•an increase in consulting expenses of $0.4 million, primarily related to Alabama Graphite operations; and

•these increases were partially offset by decreases in legal, accounting, public company expenses of $0.1 million and office expenses of $0.1 million.

Acquisition related expenses

During 2018, we incurred acquisition related legal and accounting costs of $0.3 million associated with the Alabama Graphite acquisition.  We also advanced $1.0 million to Alabama Graphite pursuant to the Arrangement Agreement and Loan Agreement as of April 23, 2018.  The total loan amount of $1.8 million was incorporated into the final purchase accounting at the acquisition date of April 23, 2018.

During 2017, we incurred acquisition related legal and accounting costs of $1.0 million associated with the Alabama Graphite acquisition.  We also advanced $0.8 million to Alabama Graphite pursuant to the Arrangement Agreement and Loan Agreement as of December 31, 2017.

Impairment of uranium properties

During 2018 and 2017, we recorded impairments of $23.7 million and $11.4 million, respectively, to reduce the carrying value of certain uranium properties.

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey had been revoked and potential compensation will be proffered. On December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments.  On December 21, 2018, ICSID advised that it had formally “registered” the Request for Arbitration.

The Company has determined that it is more likely than not that the Company will be unable to explore, develop, mine or otherwise benefit from the mineral properties and accordingly has determined that all of the uranium mineral holding property assets located in Turkey were fully impaired. The $18.0 million impairment charge reflects the accounting net book value for the uranium holding property assets and does not reflect fair market value of the assets.  The Company will recognize compensation for the mining and exploration licenses when the amount of the full and fair compensation is fixed and determinable and the ability to collect is probable.

The Company also recorded a $5.7 million impairment charge against certain of its uranium plant and equipment located in South Texas.  The majority of the plant and equipment that was deemed impaired was plant and equipment that had been designated to be utilized in the Temrezli Project.  With the taking of Temrezli’s licenses by the Republic of Turkey and with no immediate alternative operating plan for these assets, the estimated sales value of such plant and equipment is the best determinate of fair value.  Accordingly, the impairment charge adjusts the carrying value of the plant and equipment to its estimated net realizable sales value.

For the year ended December 31, 2017, substantially all of the 2017 impairment charges related to the Company’s Cebolleta/Juan Tafoya project as the carrying value exceeded the project’s cash flows on an undiscounted and discounted basis. The net carrying value of the Cebolleta/Juan Tafoya project after impairment was $7.8 million at December 31, 2017.

Non-operating income and expenses

Interest Income/(Expense)

Interest income of $0.7 million for the year ended December 31, 2018 consisted of accrued interest receivable of $0.2 on the Laramide Note and amortization of $0.5 million on the discount on the Laramide Note.

Interest income of $0.6 million for the year ended December 31, 2017 consisted of accrued interest receivable of $0.2 on the Laramide Note and amortization of $0.5 million on the discount on the Laramide Note.  These amounts were partially offset by interest expense of $0.1 million for the amortization of the debt discount and establishment fee.

Disposal of Hydro Resources, Inc.

During the year ended December 31, 2017, the Company recorded a gain on disposal of Hydro Resources, Inc. in the amount of $4.9 million.  The amount of the gain was determined using the fair value of the purchase consideration less the carrying value of the Churchrock Project.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $11.7 million for the year ended December 31, 2018, as compared with $11.6 million for the year ended December 31, 2017.  The increase of $0.1 million in cash used is primarily due to an increase in cash used for prepaids and accounts payable of $1.1 million.  This increase was mostly offset by a decrease in operating expenses of $1.0 million.

Investing Activities

Net cash provided by investing activities was $0.5 million for the year ended December 31, 2018, as compared with $1.0 million for the same period in 2017. For the 2018 period, the Company received note and related interest payments on the Laramide note in the amount of $1.1 million in cash.  Additionally, the Company received net proceeds of $0.8 million from the sale of Laramide securities and $0.1 million from the sale of land and equipment.  These increases were mostly offset by cash used for note advances to Alabama Graphite of $0.9 million and related Alabama Graphite acquisition transaction costs of $0.6 million.  For the 2017 period, the Company received $2.0 million for the sale of the Hydro Resources, Inc. properties, advanced $0.8 million to Alabama Graphite as part of the Arrangement Agreement and had purchases of equipment of $0.1 million.

Financing Activities

Net cash provided by financing activities was $8.7 million for the year ended December 31, 2018.  During 2018 the Company received net cash proceeds of $1.3 million, $2.9 million and $4.5 million from the sale of common stock sold through the Company’s Aspire Common Stock Purchase Agreement, Aspire registered direct offering and Cantor ATM offering agreements, respectively.

Net cash provided by financing activities was $11.0 million for the year ended December 31, 2017.  During 2017 we received net cash proceeds of $15.5 million from equity financings completed in January, February and September 2017, respectively.  Additionally, $1.0 million was received from the sale of common stock sold through the Company’s ATM Offering.  This increase was offset by the repayment of $5.5 million outstanding under the loan from Resource Capital Funds.

Liquidity and Capital Resources

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

The Company last recorded revenues from operations in 2009 and expects to continue to incur losses as a result of costs and expenses related to maintaining its properties and general and administrative expenses.  Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations and the Company expects to rely on these forms of financing to fund its operations into the near future. The Company will also continue to identify ways to reduce its cash expenditures.

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

At December 31, 2018 the Company’s cash balances were $1.6 million and the Company had a working capital balance of $1.0 million.  Subsequent to February 15, 2019, the Company expects to fund operations as follows:

•Promissory Note in the amount of $2.0 million due from Laramide Resources Ltd. (“Laramide”) (Note 4).

•Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $8.0 million (the “ATM Offering”).  As of January 31, 2019, approximately $3.1 million is available for future sales under the ATM Offering.

•Other debt and equity financings and asset sales.

On March 13, 2018, the Company received a letter from Nasdaq indicating that it had failed to maintain compliance with the $1.00 per share minimum bid price for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(a)(2). The Company was provided 180 calendar days, or until September 10, 2018, to regain compliance, after which period it requested, and was granted, an additional 180-calendar-day grace period to regain compliance.  In order for WWR’s common stock to continue to be listed on Nasdaq, the Company must regain compliance with Nasdaq’s $1.00 minimum bid price requirement for a minimum of 10 consecutive business days prior to March 11, 2019. The Company may timely request a hearing before a Nasdaq Hearings Panel (“Panel”), which hearing will stay any suspension or delisting action pending the issuance of the decision of the Panel following the hearing. If the Panel rejects our request for an extension and we fail to regain compliance, our common stock will be subject to delisting by Nasdaq.  If Nasdaq delists our common stock, the delisting could adversely affect the market liquidity of our common stock and the price of our common stock.

At its Annual Meeting of Stockholders tentatively scheduled for April 2, 2019, the Company intends to seek shareholder approval for a reverse stock split of its common stock to regain compliance with Nasdaq’s $1.00 per share minimum bid price listing rule.  If the Company is unable to obtain shareholder approval for a reverse stock split, the Company’s stock will be delisted from the Nasdaq exchange and the Company will seek to have its common stock quoted over the counter (“OTC”).  This circumstance along with other potential factors including the number of authorized shares available and the continued availability of the ATM Offering may make it more difficult for the Company to secure future financings on terms agreeable to the Company to continue its business plans.

While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.  Considering all of the factors above, the Company believes there is substantial doubt regarding its ability to continue as a going concern.

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

Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected uranium and graphite prices, production levels and operating costs of production and capital, based upon the projected remaining future uranium or graphite production from each project. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium or graphite that will be obtained after taking into account losses during processing and treatment.  In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is likely that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium and graphite prices, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

During 2018 and 2017, we recorded impairments of $23.7 million and $11.4 million, respectively, to reduce the carrying value of property, plant and mine equipment. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of uranium properties upon acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium and graphite that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

Asset Retirement Obligations

Regarding our reserve for asset retirement obligations, significant estimates were utilized in determining the future costs to complete the groundwater restoration, plugging and abandonment of wellfields and surface reclamation at our uranium ISR sites. Estimating future costs can be difficult and unpredictable as they are based principally on current legal and regulatory requirements and ISR site closure plans that may change materially. The laws and regulations governing ISR site closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. Estimates of future asset retirement obligation costs are also subject to operational risks such as acceptability of treatment techniques or other operational changes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Westwater Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westwater Resources, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenue, has suffered recurring losses from operations, and has relied on debt and equity financing and asset sales to fund its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Denver, Colorado

February 15, 2019

We have served as the Company’s auditor since 2017.

WESTWATER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(expressed in thousands of dollars, except share amounts)

		December 31,	December 31,
	Notes	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents		$1,577	$4,054
Marketable securities		415	1,361
Notes receivable - current	4	1,545	1,750
Prepaid and other current assets		643	668
Total Current Assets		4,180	7,833

Property, plant and equipment, at cost:
Property, plant and equipment		91,772	101,187
Less accumulated depreciation and depletion		(71,219)	(65,778)
Net property, plant and equipment	5	20,553	35,409
Restricted cash	1	3,732	3,668
Notes receivable, non-current	1,4	1,493	3,328
Total Assets		$29,958	$50,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable		$776	$538
Accrued liabilities		1,688	2,352
Current portion of asset retirement obligations	6	708	1,078
Total Current Liabilities		3,172	3,968

Asset retirement obligations, net of current portion	6	5,495	4,653
Other long-term liabilities		500	500
Total Liabilities		9,167	9,121

Commitments and Contingencies	6,7,11

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares - 71,827,743 and 27,790,324, respectively
Outstanding shares - 71,819,718 and 27,782,299, respectively	8	72	28
Paid-in capital	8,9	312,941	297,250
Accumulated other comprehensive (loss) gain		(90)	287
Accumulated deficit		(291,874)	(256,190)
Less: Treasury stock (8,025 and 8,025 shares, respectively), at cost		(258)	(258)
Total Stockholders' Equity		20,791	41,117

Total Liabilities and Stockholders' Equity		$29,958	$50,238

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(expressed in thousands of dollars, except share and per share amounts)

		For the Year Ended December 31,
	Notes	2018	2017

Operating Expenses:
Mineral property expenses	5	$(3,538)	$(4,584)
General and administrative		(7,357)	(6,614)
Acquisition related costs	3	(333)	(1,003)
Accretion of asset retirement obligations	6	(993)	(1,039)
Depreciation and amortization		(116)	(142)
Impairment of uranium properties	5	(23,712)	(11,436)
Total operating expenses		(36,049)	(24,818)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities	4	(484)	-
Loss on extinguishment of convertible debt		-	(39)
Interest income	4	735	614
Gain on sale of fixed assets		104	-
Gain on disposal of uranium properties		-	4,927
Other income		10	28
Total other income		365	5,530

Net Loss		$(35,684)	$(19,288)

Other Comprehensive (Loss) Income
Unrealized fair value (decrease) increase on available-for-sale securities		$(861)	$287
Transfer to realized loss upon sale of available-for-sale securities		484	-
Comprehensive Loss		$(36,061)	$(19,001)

BASIC AND DILUTED LOSS PER SHARE		$(0.77)	$(0.78)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		46,384,357	24,736,955

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(expressed in thousands of dollars, except share amounts)

Common Stock
Shares		Amount	Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Treasury Stock	Total

Balances, January 1, 2017	16,667,394	$17	$280,191	$-	$(236,902)	$(258)	$43,048
Net loss	-	-	-	-	(19,288)	-	(19,288)
Common stock issued, net of issuance costs	9,926,396	10	15,311	-	-	-	15,321
Common stock issued for settlement of accounts payable	177,700	-	325	-	-	-	325
Common stock issued for purchase of lithium mineral interests	100,000	-	110				110
Common stock issued for commitment fees	880,000	1	1,213	-	-	-	1,214
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	38,834	-	101	-	-	-	101
Minimum withholding taxes on net share settlements of equity awards	-	-	(1)	-	-	-	(1)
Unrealized holding gain on available-for-sale securities	-	-	-	287	-	-	287
Balances, December 31, 2017	27,790,324	$28	$297,250	$287	$(256,190)	$(258)	$41,117
Net loss					(35,684)		(35,684)
Common stock issued, net of issuance costs	32,018,551	32	8,683	-	-	-	8,715
Common stock, warrants and options issued for acquisition of Alabama Graphite	11,625,210	12	6,472	-	-	-	6,484
Common stock issued for consulting services	172,727	-	95	-	-	-	95
Common stock issued for purchase of lithium mineral interests	200,000	-	114	-	-	-	114
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	20,931	-	332	-	-	-	332
Minimum withholding taxes on net share settlements of equity awards	-	-	(5)	-	-	-	(5)
Unrealized holding loss on marketable securities	-	-	-	(861)	-	-	(861)
Transfer to realized loss upon sale of available-for-sale securities	-	-	-	484	-	-	484
Balances, December 31, 2018	71,827,743	$72	$312,941	$(90)	$(291,874)	$(258)	$20,791

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in thousands of dollars)

		For the Year Ended December 31,
	Notes	2018	2017
Operating Activities:
Net loss		$(35,684)	$(19,288)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	6	993	1,039
Decrease in restoration and reclamation accrual	6	(521)	(97)
Amortization of debt discount		-	30
Amortization of note receivable discount	4	(678)	(744)
Amortization of non-cash investor relations fee		21	250
Depreciation and amortization		116	142
Stock compensation expense	9	332	101
Common stock issued as payment of accounts payable		95	25
Common stock issued for purchase of lithium mineral interests		114	-
Impairment of uranium properties	5	23,712	11,436
Gain on disposal of fixed assets		(104)	(1)
Gain on sale of uranium properties		-	(4,963)
Loss on extinguishment of convertible debt		-	39
Loss on sale of marketable securities		484	-
Effect of changes in operating working capital items:
Decrease in receivables		105	5
Decrease (increase) in prepaid and other current assets		56	(22)
(Decrease) increase in payables, accrued liabilities and deferred credits		(689)	445
Net Cash Used In Operating Activities		(11,648)	(11,603)

Cash Flows From Investing Activities
Purchases of equipment		-	(100)
Proceeds from the sale of securities	4	834	-
Proceeds from disposal of mineral properties, net		-	1,950
Proceeds from disposal of property, plant and equipment		104	1
Proceeds from note receivable	4	1,134	-
Acquisition of Alabama Graphite, net of cash acquired	3	(1,547)	(833)
Net Cash Provided By Investing Activities		525	1,018

Cash Flows From Financing Activities:
Payments on borrowings		-	(5,500)
Issuance of common stock, net	8	8,715	16,535
Payment of minimum withholding taxes on net share settlements of equity awards		(5)	(1)
Net Cash Provided By Financing Activities		8,710	11,034

Net (decrease) increase in cash, cash equivalents and restricted cash		(2,413)	449
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		7,722	7,273
Cash, Cash Equivalents and Restricted Cash, End of Period		$5,309	$7,722

Cash Paid During the Period for:
Interest		$9	$130
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Securities received for payment of notes receivable – Laramide		750	-
Securities received for asset disposal-Laramide		-	568
Common stock issued for acquisition of Alabama Graphite	3	6,394	-
Stock options and warrants issued for acquisition of Alabama Graphite	3	90	-
Common stock issued for consulting services	8	95	325
Common stock issued for purchase of lithium mineral interests	3,8	114	-
Common stock issued for payment of commitment fees	8	-	1,214
Total Non-Cash Investing and Financing Activities for the Period		$7,443	$2,107

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“US GAAP”) requires management to make certain estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to asset retirement obligations; stock-based compensation and asset impairment, including estimates used to derive future cash flows or market value associated with those assets.

Cash and Cash Equivalents

Management considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash deposits in excess of federally insured limits. Management monitors the soundness of the financial institution and believe the risk is negligible.

Available-for-Sale Investments

Management determines the appropriate classification of the Company’s investments at the time of purchase and re-evaluates such determinations each reporting date.  Marketable equity securities are categorized as available-for-sale and carried at fair market value on the Balance Sheet.

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

Property, Plant and Equipment

Facilities and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are amortized using the units of production method.  During the periods that the Company’s facilities are not in production, depreciation of its facilities and equipment is suspended as the assets are not in service.

Mineral Properties

Mineral rights acquisition costs are capitalized when incurred, and exploration costs are expensed as incurred.  When management determines that a mineral right can be economically developed in accordance with U.S. GAAP, the costs then incurred to develop such property will be capitalized.   During the periods that the Company’s facilities are not in production, depletion of its mineral interests, permits, licenses and development properties is suspended as the assets are not in service.  If mineral properties are subsequently abandoned or impaired, any non-depleted costs will be charged to loss in that period.

Other Property, Plant and Equipment

Other property, plant and equipment consisted of corporate office equipment, furniture and fixtures and transportation equipment. Depreciation on other property is computed based upon the estimated useful lives of the assets.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repairs and maintenance costs are expensed as incurred. Gain or loss on disposal of such assets is recorded as other income or expense as such assets are disposed.

Asset Impairment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected uranium and graphite prices, production levels and operating costs of production and capital, based upon the projected remaining future uranium or graphite production from each project. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium or graphite that will be obtained after taking into account losses during processing and treatment.  In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is likely that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium and graphite prices, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

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

	For the years ended December 31,
(thousands of dollars)	2018	2017
Cash and cash equivalents	$ 1,577	$ 4,054
Restricted cash - pledged deposits for performance bonds	3,732	3,668
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$ 5,309	$ 7,722

Funds deposited by the Company for collateralization of performance obligations are not available for the payment of general corporate obligations and are not included in cash equivalents.  Restricted cash consists of pledged certificates of deposit and money market accounts. The bonds are collateralized performance bonds required for future restoration and reclamation obligations related to the Company’s south Texas uranium production properties.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents and restricted cash and short-term investments.  U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2018 and 2017, and indicates the fair value hierarchy:

December 31, 2018
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$ 415	$ -	$ -	$ 415
Total current assets recorded at fair value	$ 415	$ -	$ -	$ 415
Non-current Assets
Restricted cash	$ 3,732	$ -	-	$ 3,732
Total non-current assets recorded at fair value	$ 3,732	$ -	$ -	$ 3,732

December 31, 2017
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$ 1,361	$ -	$ -	$ 1,361
Total current assets recorded at fair value	$ 1,361	$ -	$ -	$ 1,361
Non-current Assets
Restricted cash	$ 3,668	$ -	-	$ 3,668
Total non-current assets recorded at fair value	$ 3,668	$ -	$ -	$ 3,668

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

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share

Basic loss per share is computed using the weighted-average number of shares outstanding during the period.  Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2018 and 2017, the Company had 1,826,785 and 648,404, respectively, in potentially dilutive securities.

Foreign Currency

The functional currency for all foreign subsidiaries of the Company was determined to be the U.S. dollar since its recently acquired foreign subsidiaries are direct and integral components of WWR and are dependent upon the economic environment of WWR’s functional currency.  Accordingly, the Company has translated its monetary assets and liabilities at the period-end exchange rate and the non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period.  All translation gains and losses have been included in the current period loss.

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

Recently Adopted Accounting Pronouncements

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

In May 2014, the FASB issued Accounting Standards Update (“ASU” 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company adopted ASU 2014-09 “Topic 606” on January 1, 2018 with no impact as the Company currently has no customer contracts or recognized revenue in 2018 or 2017.

Recently Issued Accounting Pronouncements

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease or a land lease for mineral properties. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. Currently, the only affected leases the Company holds are for equipment, office space and storage space. The Company has gathered the necessary information for proper disclosure of the leases once the ASU is effective. The Company will continue to monitor any new leases to ensure that it has all the information necessary to manage the transition to the new standard and properly report the transactions. The Company does not anticipate the new standard will affect its net income materially but will result in additional fixed assets and the related lease liabilities.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. LIQUIDITY AND GOING CONCERN

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

The Company last recorded revenues from operations in 2009 and expects to continue to incur losses as a result of costs and expenses related to maintaining its properties and general and administrative expenses.  Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations and the Company expects to rely on these forms of financing to fund its operations into the near future. The Company will also continue to identify ways to reduce its cash expenditures.

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

At December 31, 2018 the Company’s cash balances were $1.6 million and the Company had a working capital balance of $1.0 million.  Subsequent to February 15, 2019, the Company expects to fund operations as follows:

•Promissory Note in the amount of $2.0 million due from Laramide Resources Ltd. (“Laramide”) (Note 4).

•Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) acting as sales agent, pursuant to which the Company has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $8.0 million (the “ATM Offering”).  As of January 31, 2019, approximately $3.1 million is available for future sales under the ATM Offering.

•Other debt and equity financings and asset sales.

On March 13, 2018, the Company received a letter from Nasdaq indicating that it had failed to maintain compliance with the $1.00 per share minimum bid price for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(a)(2). The Company was provided 180 calendar days, or until September 10, 2018, to regain compliance, after which period it requested, and was granted, an additional 180-calendar-day grace period to regain compliance.  In order for WWR’s common stock to continue to be listed on Nasdaq, the Company must regain compliance with Nasdaq’s $1.00 minimum bid price requirement for a minimum of 10 consecutive business days prior to March 11, 2019. The Company may timely request a hearing before a Nasdaq Hearings Panel (“Panel”), which hearing will stay any suspension or delisting action pending the issuance of the decision of the Panel following the hearing. If the Panel rejects the Company’s request for an extension and the Company fails to regain compliance, its common stock will be subject to delisting by Nasdaq.  If Nasdaq delists the Company’s common stock, the delisting could adversely affect the market liquidity of its common stock and the price of its common stock.

At its Annual Meeting of Stockholders tentatively scheduled for April 2, 2019, the Company intends to seek shareholder approval for a reverse stock split of its common stock to regain compliance with Nasdaq’s $1.00 per share minimum bid price listing rule.  If the Company is unable to obtain shareholder approval for a reverse stock split, the Company’s stock will be delisted from the Nasdaq exchange and the Company will seek to have its common stock quoted over the counter (“OTC”).  This circumstance along with other potential factors including the number of authorized shares available and the continued availability of the ATM Offering may make it more difficult for the Company to secure future financings on terms agreeable to the Company to continue its business plans.

While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that the Company is unable to raise sufficient additional funds, it may be required to delay, reduce or severely curtail its operations or otherwise impede its on-going business efforts, which could have a material adverse effect on its business, operating results, financial condition, long-

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term prospects and ability to continue as a viable business.  Considering all of the factors above, the Company believes there is substantial doubt regarding its ability to continue as a going concern.

.3. ACQUISITIONS

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

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration:
Cash	$2,397
Issuance of 11,625,210 common shares for replacement of Alabama Graphite shares	6,394
Issuance of 364,000 options for replacement of Alabama Graphite options	36
Issuance of 2,144,378 warrants for replacement of Alabama Graphite warrants	54
$8,881

The fair value of the consideration given was allocated as follows:
Assets:
Cash and cash equivalents	$17
Short-term receivables	113
Prepaid expenses	42
Property, plant, equipment and graphite mineral interests	8,973
Total assets	9,145
Liabilities:
Accounts payable and accrued liabilities	264
Total liabilities	264
Net assets	$8,881

The carrying value of the current assets acquired and liabilities assumed approximated the fair value due to the short-term nature of these items.  The fair value of the graphite mineral interests is a non-recurring level 3 fair value measurement and was estimated using a discounted cash flow approach and market comparables.  Key assumptions used in

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the discounted cash flow analysis include discount rates, mineral resources, future timing of production, recovery rates and future capital and operating costs.

Acquisition of Lithium Properties

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

Laramide Note Receivable

As part of the consideration for the sale of Hydro Resources, Inc. (HRI), the Company currently holds a $3.5 million promissory note, secured by a mortgage over the Churchrock and Crownpoint projects. The note has a three-year term and carries an initial interest rate of 5% which then increases to 10% upon Laramide’s decision regarding commercial production at the Churchrock project. Principal payment of $1.5 million ($750K in cash and $750K in stock) was collected in January 2019, with the final balance of $2.0 million due and payable on January 5, 2020. Interest is payable on a quarterly basis. Laramide will have the right to satisfy up to half of the principal payments by delivering shares of its common stock to the Company, which shares will be valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before the respective anniversary of January 5, on which each payment is due. The fair value of the notes receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.

As of December 31, 2018, the Company has received two tranches of Laramide common shares as partial consideration for the sale of HRI, which has resulted in the receipt of 2,218,133 and 1,982,483 Laramide common shares in January 2017 and January 2018, respectively.  These share payments represent the initial consideration from the January 2017 sale of HRI and the first note installment in January 2018.  The first note installment in the amount of $1.5 million in January 2018, consisted of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares.  Additionally, Laramide has made interest payments of $0.4 million in cash for the year ending December 31, 2018.

For the year ended December 31, 2018, the Company sold the first and second tranches of 4,200,816 Laramide common shares resulting in net proceeds of $0.8 million and a net loss on sale of marketable securities of $0.5 million.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During January 2019, Laramide made the second note installment in the amount of $1.5 million consisting of $750,000 in cash and the issuance of 2,483,034 of Laramide’s common shares. Additionally, Laramide made the required interest payment for the quarter ended December 31, 2018 on January 3, 2019 in the amount of approximately $45,000.

The following tables show the notes receivable, accrued interest and unamortized discount on the Company’s notes receivable as of December 31, 2018 and December 31, 2017.

	December 31, 2018
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide – current	$1,500	$45	$-	$1,545
Subtotal Notes Receivable – current	$1,500	$45	$-	$1,545

Non-current Assets
Notes receivable – Laramide – non-current	$2,000	$-	$(507)	$1,493
Total Notes Receivable – current and non-current	$3,500	$45	$(507)	$3,038

	December 31, 2017
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide – current	$1,500	$250	$-	$1,750
Subtotal Notes Receivable – current	$1,500	$250	$-	$1,750

Non-current Assets
Notes receivable – Laramide – non-current	$3,500	$-	$(1,005)	$2,495
Notes receivable – Alabama Graphite Corp.	832	1	-	833
Subtotal Notes Receivable – non-current	$4,332	$1	$(1,005)	$3,328
Total Notes Receivable – current and non-current	$5,832	$251	$(1,005)	$5,078

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at December 31, 2018
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$-	$3,256	$-	$-	$-	$3,256
Mineral rights and properties	-	-	8,973	7,806	-	16,779
Other property, plant and equipment	8	348	-	-	162	518
Total	$8	$3,604	$8,973	$7,806	$162	$20,553

	Net Book Value of Property, Plant and Equipment at December 31, 2017

(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$-	$8,304	$-	$-	$-	$8,304
Mineral rights and properties	17,968	-	-	7,806	-	25,774
Other property, plant and equipment	11	1,109	-	-	211	1,331
Total	$17,979	$9,413	$-	$7,806	$211	$35,409

(Note: Acreage amounts are unaudited.)

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Graphite Properties

Coosa Project

The Coosa graphite project is situated in east-central Alabama, near the western end of Coosa County. The project is located near the southwestern-most extent of the Alabama graphite belt.  The Coosa project is comprised of a lease and option of privately-owned mineral rights from a single land owner covering an overall area of approximately 45,000 acres (approximately 70.31 square miles). The various property parcels that comprise the lease are contiguous with each other, except for a few small and isolated parcels which are situated in the far south part of the project area. The lease has a series of five-year terms (commencing August 1, 2012) that are not to exceed 70 years in total. Under the terms of the lease the Company is required to make annual payments of $10,000 for the original lease and $16,179.10 for the optioned lands (the option has been exercised) in order to maintain the Company’s property rights. The Company is obligated to pay the owner of the mineral estate a net smelter returns royalty of 2.00% for any production and sale of graphite and other minerals derived from the leased lands. There is a further obligation to pay a 0.50% net smelter return royalty, not to exceed $150,000, and make payments of $100,000 at the time of completion of a “bankable feasibility study” and an additional $150,000 upon completion of “full permitting” of the leased property. These payments are payable to an unaffiliated third-party. The Company does not hold any surface rights in the project area.

Lithium Properties

Railroad Valley project

During 2017, the Company staked approximately 9,270 acres of federal placer mining claims within the Railroad Valley of Central Nevada. The Company holds these claims through the payment of annual claim maintenance fees to the U.S. Bureau of Land Management.  There are no royalty obligations associated with this project.

Columbus Basin project

During 2016, the Company staked approximately 11,200 acres of unpatented placer mining claims in the Columbus Salt Marsh area of west-central Nevada.  The Company holds these claims through the payment of annual claim maintenance fees to the U.S. Bureau of Land Management.  There are no royalty obligations associated with the claims that the Company staked.

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

Sal Rica project

During 2016, the Company acquired approximately 9,900 acres of unpatented placer mining claims from Mesa.  Additionally, subsequent to the purchase of these mining claims from Mesa, the Company staked an additional 3,360 acres of unpatented placer mining claims.  The Company holds these claims through the payment of annual claim maintenance fees to the U.S. Bureau of Land Management.  Additionally, the claims purchased from Mesa are subject to a 2% net smelter return royalty on future production.  The remaining claims staked by the Company are not subject to any royalties or work commitments.

Uranium Properties

Kingsville Dome project

The Kingsville Dome project consists of mineral leases from private landowners on about 2,434 gross and 2,227 net acres located in central Kleberg County, Texas. The leases are held through the payment of annual rents, and the lease provide for the payment of production royalties ranging from 6.25% to 9.375%, based upon uranium sales from the respective leases. The leases have expiration dates ranging from 2000 to 2007. However, the Company continues to hold most of these leases through its ongoing restoration activities.  With a few minor exceptions, the leases contain clauses that

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

permit the Company to extend the leases not held by production by payment of an annual per acre royalty ranging from $10 to $30. The Company has paid such royalties on all material acreage.

Rosita project

The Rosita project consists of mineral leases from private landowners on about 2,759 gross and net acres located in north-central Duval County, Texas. The Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net acres located in Duval County near the Company’s Rosita project. The leases provide for the payment to the landowners of sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. Under the terms of the leases, the lands can be held after the expiration of the primary and secondary terms, as long as are carrying out restoration and reclamation activities.  The leases have primary and secondary terms ranging from 2012 to 2016, and provisions to extend the leases beyond the initial terms. The Company is holding these leases by payment of rentals ranging from $10 to $30 per acre.

Vasquez project

The Vasquez project is comprised of a mineral lease on 872 gross and net acres located in southwestern Duval County, in South Texas. The primary term expired in February 2008; however, the Company holds the lease by carrying out restoration and reclamation activities.  The Company pays an annual rental fee to the landowner and the lease provides for the payment to the landowner royalties based upon 6.25% of uranium sales below $25.00 per pound and royalty rate increases on a sliding scale up to 10.25% for uranium sales occurring at or above $40.00 per pound.

Butler Ranch project

The Butler Ranch project was acquired as part of the Company’s Asset Exchange Agreement with Rio Grande Resources Corporation in November 2014.  The property is comprised of fee leases that cover an area of about 425 acres of mineral rights. The Company can hold the leases by payment of annual rental fees, ranging from $10 to $25 per acre. Each of the leases makes provision for the payment of royalties of 10% of sales to the property owners. Leases have initial terms of 8 to 10 years and have provisions to “hold by drilling” and identifying uranium mineralization on the specific properties.  During 2017 and 2018, all of the Butler Ranch mineral leases were up for renewal.  Several land owners opted not to renew, resulting in a drop of acreage from approximately 1,683 to the current 425.

Cebolleta project

In connection with the merger of Neutron (and its wholly-owned subsidiary Cibola Resources LLC (“Cibola”)) the Company acquired the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a privately held land grant, to lease the Cebolleta project, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties ranging from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides the Company with the right to explore for, mine, and process uranium deposits present on the Cebolleta project. In February 2012, the Company entered into an amendment of the Cebolleta Lease (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2016. In addition, the date has been further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deductions to the recoverable reserve payment.  The most recent negotiations have resulted in a reduction of the advance royalty payment to $350,000 for three years (2018-2020), after which the payments return to the prior formula.  Additionally, and for the duration of the agreement, the requirement for a feasibility report has been removed, the reserve payment has been eliminated in favor of a single payment of $4.0 million upon commencement of production and the gross proceeds royalty has been fixed at 5.75%.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Juan Tafoya project

In connection with the merger with Neutron the Company acquired the fee interest in 4,097 acres in northwestern New Mexico of fee (deeded) surface and mineral rights owned by the Juan Tafoya Land Corporation (“JTLC”) and 24 leases with private owners of small tracts covering a combined area of 115 acres.

The JTLC lease (the “JT Lease”) has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as the Company is conducting operations on the Juan Tafoya project. Additionally, the JT Lease required: (i) an initial payment to JTLC of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the prevailing price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or their heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya project and (vii) funding of a scholarship program for the shareholders of the JTLC or their heirs. The Company is obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JT Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya project, or (c) the project is deemed uneconomical by an independent engineering firm.  The Company intends to negotiate with the JTLC on the terms for the continuation of the JT Lease. The Company’s most recent negotiations, completed in the fall of 2017, allow for a reduction of advance royalty payments to $174,000 per annum for three years (2017-2019), after which they return to the original formula.  Additionally, the gross proceeds royalty rate is fixed at 4% for the remainder of the agreement.

Impairment of Property, Plant and Equipment

The Company recorded the following impairment charges for 2018 and 2017 related to its uranium projects and processing facilities:

	For the years ended December 31,
	2018	2017
	(thousands of dollars)
Kingsville Dome project	$ 2,978	$ 140
Rosita project	2,545	-
Vasquez project	221	-
Temrezli project	17,968	-
Cebolleta/Juan Tafoya project	-	11,296
Total Impairment	$ 23,712	$ 11,436

The significant assumptions used in determining the future cash flows for the Company’s uranium properties and uranium plant assets at December 31, 2018 included an average long-term U3O8 price of $56.304 per pound and average operating costs and capital expenditure costs based on third-party and internal cost estimates.  Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and measure fair value of its uranium properties are subject to risk uncertainty.  Changes in these estimates and assumptions could result in the impairment of the Company’s long-lived assets.  Events that could result in the impairment of the Company’s long-lived assets include, but are not limited to, decreases in the future U3O8 prices, decreases in the estimated recoverable minerals, deterioration of process equipment from continued idled status and any event that might otherwise have a material adverse effect on its costs.

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

Impairment of Temrezli and Sefaatli Projects

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey had been revoked and potential compensation will be proffered. The Company has determined that it is

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more likely than not that the Company will be unable to explore, develop, mine or otherwise benefit from the mineral properties and accordingly has determined that all of the uranium mineral holding property assets located in Turkey were fully impaired. The $18.0 million impairment charge reflects the accounting net book value for the uranium holding property assets and does not reflect fair market value of the assets.  The Company will recognize compensation for the mining and exploration licenses when the amount of the full and fair compensation is fixed and determinable and the ability to collect is probable.

Other Property Impairments

The Company also recorded a $5.7 million impairment charge during the 4th quarter of 2018 against certain of its uranium plant and equipment located in South Texas.  The majority of the plant and equipment that was deemed impaired was plant and equipment that had been designated to be utilized in the Temrezli Project.  With the taking of Temrezli’s licenses by the Republic of Turkey and with no immediate alternative operating plan for these assets, the estimated sales value of such plant and equipment is the best determinate of fair value.  Accordingly, the impairment charge adjusts the carrying value of the plant and equipment to its estimated net realizable sales value.

The Company’s recorded impairment charge for 2017 of $11.3 million on its Cebolleta/Juan Tafoya project was the result of declining uranium prices as the carrying value exceeded the projects cash flows on an undiscounted and discounted basis.  The net carrying value of the Cebolleta/Juan Tafoya project after impairment is $7.8 million at December 31, 2018 and 2017.

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Mineral Property Expenses

During the years ending December 31, 2018 and 2017, the Company’s mineral property expenses were $3.5 million and $4.6 million, respectively.  Included within mineral property costs are standby costs for the Company’s three idled South Texas ISR projects along with holding, exploration and evaluation costs for all properties.  The Company spent the following amounts for each of its material properties:

	For the year ended December 31,
	2018	2017
	(thousands of dollars)
Temrezli project, Turkey	$ 117	$ 261
Total Turkey projects	117	261

Kingsville Dome project, Texas	800	810
Rosita project, Texas	738	590
Vasquez project, Texas	631	572
Other projects, Texas	20	71
Total Texas projects	2,189	2,043

Cebolleta project, New Mexico	389	538
Juan Tafoya project, New Mexico	223	542
Total New Mexico projects	612	1,080

Columbus Basin project, Nevada	249	866
Railroad Valley, Nevada	90	241
Total Nevada projects	339	1,107

Sal Rica project, Utah	141	93
Total Utah projects	141	93

Coosa project, Alabama	140	-
Total Alabama projects	140	-

Total expense for the period	$ 3,538	$ 4,584

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ASSET RETIREMENT OBLIGATION

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

Changes to the Company’s asset retirement obligation are summarized below:

	December 31,	December 31,
	2018	2017
	(thousands of dollars)
Balance, beginning of period	$ 5,731	$ 4,789
Liabilities settled	(521)	(97)
Accretion expense	993	1,039
Balance, end of period	6,203	5,731
Less: Included in liabilities held for sale	-	-
Less: Current portion	(708)	(1,078)
Non-current portion	$ 5,495	$ 4,653

As of December 31, 2018, the Company’s asset retirement obligation was fully secured by surety bonds totaling $9.4 million, which were partially collateralized with restricted cash totaling $3.7 million.

7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2018	2017
	(thousands of dollars)
Royalties payable (1)	$ 500	$ 500
	$ 500	$ 500

_________________

(1)Royalties payable were derived during prior years of production. Liabilities do not accrue interest or have a stated maturity date.

8. STOCKHOLDERS’ EQUITY

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

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, $8.0 million of which shares are registered for sale under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of January 31, 2019, the Company had sold 23,573,682 shares of common stock for net proceeds of $5.9 million under the ATM Offering, of which, 20,900,173 shares of common stock and net proceeds of $4.5 million was sold in the year ended December 31, 2018. As a result, the Company had approximately $23.9 million remaining available for future sales under the ATM Offering, of which $3.1 million has been registered for sale.

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

On September 27, 2017, pursuant to the CSPA and after satisfaction of certain commencement conditions, Aspire Capital made an initial purchase of 1,428,571 shares of common stock for which the Company received net proceeds of $2.0 million. Through its termination on June 14, 2018 in connection with the registered direct offering described above, Aspire Capital purchased an additional 2,725,096 shares of common stock for which the Company received net proceeds of $1.5 million, of which, 2,575,096 shares of common stock and net proceeds of $1.3 million was received in the year ended December 31, 2018.

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

9. STOCK BASED COMPENSATION

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

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of December 31, 2018, 13,905 shares were available for future issuances under the 2013 Plan.  For the years ending December 31, 2018 and 2017, the Company recorded stock-based compensation expense of $0.3 million and $0.1 million, respectively.  Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Anatolia Energy Limited in November 2015, the Company issued 374,749 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy Limited.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00548.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Limited. As of December 31, 2018, there were 25,271 replacement options outstanding and no performance shares outstanding.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 2,508,378 replacement options and warrants to the option and warrant holders of Alabama Graphite.  The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.08.  The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.08 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of December 31, 2018, there were 289,600 replacement options and 571,985 replacement warrants outstanding.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant.  The Company estimates forfeitures based on historical trends.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2018 and 2017:

	December 31,		December 31,
	2018		2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	286,174	$5.53	110,828	$18.24
Granted	812,689	0.98	189,164	1.40
Expired	(140,374)	5.97	(13,818)	50.88
Canceled or forfeited	-	-	-	-
Stock options outstanding at end of period	958,489	$1.60	286,174	$5.53
Stock options exercisable at end of period	958,489	$1.60	97,010	$13.59

The following table summarizes stock options outstanding and exercisable by stock option plan at December 31, 2018:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Stock Options Outstanding	Weighted Average Exercise Price	Number of Stock Options Exercisable	Weighted Average Exercise Price
2004 Plan	4,792	$35.14	4,792	$35.14
2004 Directors' Plan	556	186.00	556	186.00
2013 Plan	638,270	0.71	638,270	0.71
Replacement Options - AGC	289,600	1.61	289,600	1.61
Replacement Options-AEK	25,271	13.41	25,271	13.41
	958,489	$1.60	958,489	$1.60

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes RSU activity for the years ending December 31, 2018 and 2017:

	December 31,		December 31,
	2018		2017
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested RSUs at beginning of period	178,897	$1.40	8,649	$43.71
Granted	-	-	304,064	1.40
Forfeited	(37,674)	1.40	(34,845)	5.72
Vested	(28,245)	1.40	(98,971)	2.50
Unvested RSUs at end of period	112,978	$1.40	178,897	$1.40

10. FEDERAL INCOME TAXES

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

The Company’s future tax assets and liabilities at December 31, 2018 and 2017 include the following components:

	December 31,
	2018	2017
	(thousands of dollars)
Deferred tax assets:
Non-Current:
Net operating loss carryforwards	$11,666	$56,781
Mineral properties	10,301	7,237
Accrued vacation	22	17
Reclamation provision	149	224
Capital loss carryforwards	728	1,013
Restoration reserves	1,154	980
Capitalized transaction costs	1,168	912
Other	4,492	4,123
Deferred tax assets	29,680	71,287
Valuation allowance	(29,063)	(68,121)
Net deferred tax assets	617	3,166
Deferred tax liabilities:
Non-Current:
Derivatives	(590)	(590)
Mineral properties, Turkey	-	(1,437)
Securities	(27)	(106)
Property, plant and equipment	-	(1,033)
Deferred tax liabilities	(617)	(3,166)

Net deferred tax asset (liability)	$-	$-

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2018	2017
	(thousands of dollars)
United States	$ 15,616	$ 60,920
Canada	1,999	-
Australia	5,190	5,187
Turkey	6,258	2,014
Total valuation allowance	$ 29,063	$ 68,121

The valuation allowance decreased $39.1 million from the year ended December 31, 2017 to the year ended December 31, 2018. There was a increase in the net deferred tax assets, net operating loss carryforwards (“NOLs”), equity-based compensation and exploration spending on mineral properties.  Additionally, the merger with Alabama Graphite Corporation increased the net deferred tax assets.  The decrease in net deferred tax assets resulted primarily from expiring US net operating loss carryforwards and US section 382 limitations.

In December 2017, the United States enacted comprehensive tax reform legislation known as the “Tax Cuts and Jobs Act’ that, among other things, reduces the U.S. Federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative ‘base erosion and anti-abuse tax’ (‘BEAT’), and incremental tax on global intangible low tax foreign income (‘GILTI’) effective January 1, 2018.  The Company has selected an accounting policy with respect to both the new BEAT and GILTI rules to compute the related taxes in the period the Company become subject to these rules.  There were no inclusions of either taxes during the year ended December 31, 2018.

Because the Company does not believe it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100% valuation against the net deferred tax assets.

At December 31, 2018, the Company had U.S. net operating loss carryforwards of approximately $256 million which expire from 2019 to indefinite availability.  As a result of the Tax Cuts and Jobs Act of 2017, U.S. net operating losses generated in years ending after 2017 have an indefinite carryforward rather than the previous 20-year carryforward.  This does not impact losses incurred in years ended in 2017 or earlier.  The U.S. net operating loss carryforward included approximately $32.8 million in net operating loss carryforwards associated with the Neutron merger and approximately $1.6 million associated with the Alabama Graphite merger. At December 31, 2018, the Company had U.S. capital loss carryforwards of approximately $0.5 million, which expire from 2021 to 2022.  In addition, at December 31, 2018, the Company had Australian net operating loss carryforwards of $13.5 million, including approximately $13.3 million associated with the Anatolia Transaction which are available indefinitely, subject to continuing to meet relevant statutory tests. In Turkey, the Company had net operating loss carryforwards of approximately $2.1 million, which expire from 2019 to 2023.  Finally, during 2018, the Company had Canadian operating loss carryovers of approximately $6.7 million associated with the Alabama Graphite merger.

Section 382 of the Internal Revenue Code could apply and limit the Company’s ability to utilize a portion of the U.S. net operating loss carryforwards. Following the issuance of the Company’s Common Stock in 2001, the Neutron merger in 2012, the Anatolia Transaction in 2015 and the Alabama Graphite acquisition in 2018, the ability to utilize the net operating loss carryforwards will be severely limited on an annual and aggregate basis. A formal Section 382 study would be required to determine the actual allowable usage of US net operating loss carryforwards.  However, based on information currently available, the Company currently estimates that $234.8 million of the US net operating losses will not be able to be utilized and have reduced the Company’s deferred tax asset accordingly.  This resulted in a decrease in the valuation allowance.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial reporting purposes, loss from operations before income taxes consists of the following components:

	For the calendar year ended December 31,
	2018	2017
	(thousands of dollars)
United States	$(17,285)	$(18,782)
Canada	(21)	-
Australia	(9)	(1)
Turkey	(18,372)	(505)
	$(35,687)	$(19,288)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2018	2017
	(thousands of dollars)
Net loss	$(35,687)	$(19,288)
Statutory tax rate	21%	34%
Tax recovery at statutory rate	(7,494)	(6,558)
Foreign tax rate	(801)	71
Change in US tax rates	1	37,233
Other adjustments	(1,076)	-
Capital loss carryforward adjustment	367	(44)
Operating loss carryforward adjustment	271	710
Operating loss Section 382 adjustment	49,303	-
Nondeductible write-offs	2	15
Change in valuation allowance	(40,573)	(31,427)
Income tax expense (recovery)	$-	$-

The Company does not have any uncertain tax positions. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of the interest expense and operating expense, respectively.

Westwater Resources, Inc., and its wholly owned subsidiaries, files in the U.S. federal jurisdiction and various state jurisdictions. Anatolia Energy Limited and Anatolia Uranium Pty Ltd file in the Australian jurisdiction and Adur Madencilik files in the Turkish jurisdiction.  Alabama Graphite Corporation files in the Canadian and U.S. federal and state jurisdictions.

11. COMMITMENTS AND CONTINGENCIES

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

Sales Contracts

In March 2006, the Company first amended its sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one- half of the Company’s actual production from its properties in Texas currently owned or hereafter acquired by the Company (excluding two specifically identified large ranch properties in South Texas). Uranium deliveries from the inception of the contracts through December 31, 2018 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Settlements

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time.  The Company does not expect that such settlements will, individually or in the aggregate, have a material effect on its financial position, results of operations or cash flows.

12. GEOGRAPHIC AND SEGMENT INFORMATION

The Company currently operates in three reportable segments, which are uranium, lithium and graphite mining activities, including exploration, standby operations and restoration and reclamation activities.  As a part of these activities, the Company also explores, evaluates and, if warranted, permits uranium, lithium and graphite properties.  The Company’s long-term assets were $25.8 million and $42.4 million as of December 31, 2018 and December 31, 2017, respectively. The long-term assets located in the United States totaled $25.8 million or 100% and $24.4 million or 58% of total long-term assets as of December 31, 2018 and December 31, 2017, respectively.  The Company reported no revenues for the years ending December, 31, 2018 and December 31, 2017.

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

The table below provides a breakdown of the long-term assets by reportable segments as of December 31, 2018 and December 31, 2017:

	December 31, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$162	$11,418	$-	$8,973	$20,553
Restricted cash	-	3,722	-	10	3,732
Notes receivable, non-current	-	1,493	-	-	1,493
Total long-term assets	$162	$16,633	$-	$8,983	$25,788

	December 31, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$211	$35,198	$-	$-	$35,409
Restricted cash	-	3,668	-	-	3,668
Notes receivable, non-current	834	2,494	-	-	3,328
Total long-term assets	$1,045	$41,360	$-	$-	$42,405

WESTWATER RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides a breakdown of the reportable segments for the years ended December 31, 2018 and December 31, 2017.  Non-mining activities and other administrative operations are reported in the Corporate column.

	Year Ended December 31, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$-	$2,917	$481	$140	$3,538
General and administrative	4,986	1,846	-	525	7,357
Acquisition related expenses	333	-	-	-	333
Accretion of asset retirement costs	-	993	-	-	993
Depreciation and amortization	5	110	-	1	116
Impairment of Uranium properties	-	23,712	-	-	23,712
	5,324	29,578	481	666	36,049
Loss from operations	(5,324)	(29,578)	(481)	(666)	(36,049)
Other income	196	168	-	1	365
Loss before taxes	$(5,128)	$(29,410)	$(481)	$(665)	$(35,684)

	Year Ended December 31, 2017
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$-	$3,383	$1,201	$-	$4,584
General and administrative	4,791	1,823	-	-	6,614
Acquisition related expenses	1,003	-	-	-	1,003
Accretion of asset retirement costs	-	1,039	-	-	1,039
Depreciation and amortization	5	137	-	-	142
Impairment of Uranium properties	-	11,436	-	-	11,436
	5,799	17,818	1,201	-	24,818
Loss from operations	(5,799)	(17,818)	(1,201)	-	(24,818)
Other income	573	4,957	-	-	5,530
Loss before taxes	$(5,226)	$(12,861)	$(1,201)	$-	$(19,288)

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This evaluation was based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in 1992. The Company is in the process of adopting the COSO 2013 framework, and management expects to complete the transition from the COSO 1992 framework to the 2013 framework in 2019. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the captions “Executives and Executives Compensation – Executive Officers,” “Proposal 4: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the captions “Executives and Executives Compensation,” “2019 Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the captions “Ownership of WWR Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Related Party Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated herein by reference.

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

4.1	Form of options expiring October 8, 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 13, 2016).

4.2	Form of options expiring January 20, 2020 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 13, 2016).

4.3	Form of options expiring February 28, 2019 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 13, 2016).

4.4	Form of options expiring June 30, 2019 (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on November 13, 2016).

10.1*	Westwater Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).

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

21.1	Subsidiaries of Registrant.

23.1	Consents of Independent Registered Public Accounting Firms.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Annual Report on Form 10-K of Westwater Resources, Inc. for the year ended December 31, 2018, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2019

WESTWATER RESOURCES, INC.

By:	/s/ Christopher M. Jones Christopher M. Jones, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Christopher M. Jones Christopher M. Jones, President, Chief Executive Officer	February 15, 2019

/s/ Jeffrey L. Vigil Jeffrey L. Vigil, Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2019
/s/ Terence J. Cryan Terence J. Cryan, Chairman	February 15, 2019
/s/ Marvin K. Kaiser Marvin K. Kaiser, Director	February 15, 2019

/s/ Tracy D. Pagliara Tracy D. Pagliara, Director	February 15, 2019

/s/ Patrick N. Burke Patrick N. Burke, Director	February 15, 2019
/s/ Karli S. Anderson Karli S. Anderson, Director	February 15, 2019