Form 10-Q
period 2019-03-31
WESTWATER RESOURCES, INC.
filed 2019-05-07
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	WWR	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	1,494,153 as of May 7, 2019

WESTWATER RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

		March 31,	December 31,
	Notes	2019	2018
ASSETS

Current Assets:
Cash and cash equivalents	1	$1,019	$1,577
Marketable securities	6	—	415
Assets held for sale	4,5	1,617	1,545
Prepaid and other current assets		722	643
Total Current Assets		3,358	4,180

Property, plant and equipment, at cost:
Property, plant and equipment		91,771	91,772
Less accumulated depreciation, depletion and impairment		(71,242)	(71,219)
Net property, plant and equipment	7	20,529	20,553
Operating lease right-of-use assets	14	569	—
Restricted cash	1,6	3,750	3,732
Assets held for sale — non-current	4	—	1,493
Total Assets		$28,206	$29,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable		$969	$776
Accrued liabilities		2,038	1,688
Asset retirement obligations - current	9	894	708
Operating lease liability - current	14	151	—
Total Current Liabilities		4,052	3,172

Asset retirement obligations, net of current portion	9	5,100	5,495
Other long-term liabilities and deferred credits	5	500	500
Operating lease liability, net of current	14	424	—
Total Liabilities		10,076	9,167

Commitments and Contingencies	9,13

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares — 1,494,314 and 1,436,555, respectively
Outstanding shares —1,494,153 and 1,436,394, respectively	10	1	1
Paid-in capital	10,11	313,435	313,012
Accumulated other comprehensive loss		—	(90)
Accumulated deficit		(295,048)	(291,874)
Treasury stock (161 and 161 shares, respectively), at cost		(258)	(258)
Total Stockholders’ Equity		18,130	20,791

Total Liabilities and Stockholders’ Equity		$28,206	$29,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

		For the Three Months Ended March 31,
	Notes	2019	2018

Operating Expenses:
Mineral property expenses	8	$(634)	$(782)
General and administrative expenses		(1,836)	(1,805)
Acquisition costs	3	—	(755)
Accretion of asset retirement obligations	9	(126)	(134)
Depreciation and amortization		(23)	(34)
Total operating expenses		(2,619)	(3,510)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities	4,6	(720)	(93)
Interest income	4	166	174
Other income (expense)		(1)	10
Total other (expense)/income		(555)	91

Net Loss		$(3,174)	$(3,419)

Other Comprehensive Income (Loss)
Unrealized fair value decrease on marketable securities		$—	$(937)
Transfer to realized loss upon sale of available-for-sale securities		90	—
Comprehensive Loss		$(3,084)	$(4,356)

BASIC AND DILUTED LOSS PER SHARE		$(2.15)	$(6.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		1,478,233	559,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION

(expressed in thousands of dollars)

(unaudited)

		Three Months Ended March 31,
	Notes	2019	2018
Operating Activities:
Net loss		$(3,174)	$(3,419)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense		5	—
Accretion of asset retirement obligations	9	126	134
Amortization of notes receivable discount	4	(123)	(168)
Loss on sale of marketable securities		720	93
Costs incurred for restoration and reclamation activities	9	(335)	(142)
Depreciation and amortization		23	34
Stock compensation expense	11	8	81
Increase in prepaids and other		(32)	(14)
Increase/(decrease) in payables and deferred credits		42	(295)
Net Cash Used in Operating Activities		(2,740)	(3,696)

Cash Flows from Investing Activities:
Deposit for sale of assets	5	500	—
Proceeds from the sale of marketable securities, net	4	536	475
Proceeds from collection on note receivable	4	750	750
Note advances for Alabama Graphite corporate merger	3	—	(597)
Net Cash Provided by Investing Activities		1,786	628
Cash Flows from Financing Activities:
Issuance of common stock, net	10	415	651
Payment of withholding taxes on net share settlements of equity awards		(1)	—
Net Cash Provided by Financing Activities		414	651

Net decrease in cash, cash equivalents and restricted cash		(540)	(2,417)
Cash, cash equivalents and restricted cash, beginning of period		5,309	7,722
Cash, Cash Equivalents and Restricted Cash, End of Period		$4,769	$5,305
Cash paid during the period for:
Interest		$1	$3
Supplemental Non-Cash Information for Investing and Financing Activities:
Securities received for payment of notes receivable - Laramide		$750	$750

Total Non-Cash Investing and Financing Activities for the Period		$750	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

	Common Stock Shares	Amount	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
Balances, January 1, 2018	555,806	$—	$297,278	$287	$(256,190)	$(258)	$41,117
Net loss	—	—	—	—	(3,419)	—	(3,419)
Common stock issued, net of issuance costs	20,802	—	651	—	—	—	651
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	20	—	81	—	—	—	81
Unrealized holding loss on marketable securities	—	—	—	(937)	—	—	(937)
Balances, March 31, 2018	576,628	$—	$298,010	$(650)	$(259,609)	$(258)	$37,493

Balances, January 1, 2019	1,436,555	$1	$313,012	$(90)	$(291,874)	$(258)	$20,791
Net loss	—	—	—	—	(3,174)	—	(3,174)
Common stock issued, net of issuance costs	57,205	—	416	—	—	—	416
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	393	—	8	—	—	—	8
Minimum withholding taxes on net share settlements of equity awards	—	—	(1)	—			(1)
Transfer to realized loss upon sale of available for sale securities	—	—	—	90	—	—	90
Balances, March 31, 2019	1,494,153	$1	$313,435	$0	$(295,048)	$(258)	$18,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), formerly known as Uranium Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s 2018 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2019.

Significant Accounting Policies

Our significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2018.  Refer to Note 14 for revisions made to our lease accounting policies resulting from our adoption of the new lease accounting standard effective January 1, 2019.

Reverse Stock Split

Immediately following the close of trading on April 22, 2019, the Company effected a one-for-fifty reverse stock split of its common stock.  With the reverse stock split, every fifty shares of the Company’s issued and outstanding common stock were combined into one issued and outstanding share of common stock.  The reverse stock split reduced the number of shares outstanding from approximately 74.7 million shares to approximately 1.5 million shares.  The reverse stock split did not have any effect on the par value of the Company’s common stock.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would have resulted were settled in cash.  All share data herein has been retroactively adjusted for the reverse stock split.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which supersedes existing guidance for lease accounting. This new standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases with the recognition of a right-of-use asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the right-of-use asset, and for operating leases, the lessee recognizes straight-line lease expense. The new lease accounting standard along with the clarifying amendments subsequently issued by the FASB, collectively became effective for the Company on January 1, 2019. The Company adopted the new lease accounting standard by applying the new lease guidance at the adoption date on January 1, 2019, and as allowed under the transition relief provided in ASU 2018-11, elected not to restate comparative periods. In addition, we elected the package of practical expedients for our existing leases as permitted under the transition guidance within the new standard and did not reassess (1) lease classification for existing leases, (2) whether existing contracts contained leases, (3) if any indirect costs were incurred, and (4) whether existing land easements should be accounted for as leases. As of January 1, 2019, in connection with the adoption of the new lease accounting standard, the Company recorded a right-of-use lease asset totaling $0.6 million with a corresponding lease liability totaling $0.6 million. Refer to Note 14 for further details on our adoption of the new lease accounting standard.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The adoption of this update, if applicable, will result in earlier recognition of losses and impairments.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to ASC 326, Financial Instruments — Credit Losses.” ASU 2016-13 introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018-19 is the final version of Proposed Accounting Standards Update 2018-270, which has been deleted. Additionally, the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases.

These updates are effective for fiscal years beginning after December 15, 2019, and the Company is currently evaluating ASU 2016-13 and 2018-19 and the potential impact of adopting this guidance on its financial reporting.

In August 2018, the FASB issued ASU 2018- 13, “Fair Value Measurement (ASC 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Certain disclosures in the update are applied retrospectively, while others are applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	As of March 31,
(thousands of dollars)	2019	2018
Cash and cash equivalents	$1,019	$1,637
Restricted cash - pledged deposits for performance bonds	3,750	3,668
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$4,769	$5,305

Funds deposited by the Company for collateralization of performance obligations are not available for the payment of general corporate obligations and are not included in cash equivalents.  Restricted cash consists of money market accounts. The bonds are collateralized performance bonds required for future restoration and reclamation obligations related to the Company’s South Texas production properties.

2. LIQUIDITY AND GOING CONCERN

The interim Condensed Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

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

The Company’s current business plan requires working capital to fund non-discretionary expenditures for uranium reclamation activities, mineral property holding costs, business development costs and administrative costs.  The Company intends to pursue project financing to support execution of the graphite business plan, including discretionary capital expenditures associated with graphite battery-material product development, construction of pilot plant facilities and construction of commercial production facilities.  The Company’s current lithium business plan will be funded by working capital; however, the Company is pursuing project financing including possible joint venture partners to fund discretionary greenfield exploration activities.

At March 31, 2019 the Company’s cash balances were $1.0 million and the Company had a working capital deficit balance of $1.0 million.  Subsequent to May 7, 2019, the Company expects to fund operations as follows:

•                  Payment due June 30, 2019 or earlier in the amount of $2.25 million from sale of uranium royalty interests and the Laramide Resources Ltd. promissory note (Note 4) to Uranium Royalty Corp. (Note 5).

•                  Anticipated public equity offering for up to $10.0 million in gross proceeds, for which the Company filed a registration statement on Form S-1 on April 24, 2019.

•                  Other debt and equity financings and asset sales.

On March 13, 2018, the Nasdaq Stock Market notified Westwater that the Company did not meet Nasdaq’s $1.00 per share minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq Capital Market, and the Company was given an initial grace period of 180 days, or until September 10, 2018, to regain compliance with the Rule. Subsequently, on September 12, 2018, the Company was provided an additional 180-day compliance period, or until March 11, 2019, to regain compliance with the Rule.  On March 12, 2019, the Company received a letter from the Listing Qualifications Staff of Nasdaq notifying the Company that, based upon the Company’s continuing non-compliance with the Rule, the Staff had determined that the Company’s common stock would be delisted from Nasdaq.  The Company appealed the Staff’s determination and requested a hearing before a Nasdaq hearings panel, which hearing was conducted on May 2, 2019. The hearings panel has 30 days after the hearing to promulgate a formal decision.

On April 18, 2019, the Company’s shareholders approved a reverse split of not less than 1-for-5 and not more than 1-for-50.  Subsequently, the Board of Directors approved a 1-for-50 reverse split, which was effected after market close on April 22, 2019. As a result, the Company’s share price traded above the $1.00 per share minimum bid price for seven trading days prior to the hearing date and reached 10-consecutive trading days on May 6, 2019.  While the Nasdaq appeal is pending, the Company’s common stock will continue to trade on the Nasdaq Capital Market under the symbol “WWR.” There can be no assurance that the hearings panel will grant the Company’s request for continued listing. If the Company’s common stock ceases to be listed for trading on Nasdaq, the Company expects that its common stock would be traded on the over-the-counter market, which could adversely affect the market liquidity and price of the Company’s common stock.

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

3. ACQUISITIONS

Acquisition of Alabama Graphite

On April 23, 2018, the Company completed its acquisition of 100% of the outstanding securities of Alabama Graphite Corp. (“Alabama Graphite”) for total consideration of $8.9 million.  Alabama Graphite is a Canadian entity that indirectly holds a 100% interest in the Coosa graphite project and Coosa mineral properties located in Alabama.  The consideration was comprised of $2.4 million in cash used to fund Alabama Graphite’s operating activities prior to completion of the Alabama Graphite transaction and certain related transaction costs, $6.4 million in common stock of the Company and $89,000 for warrants and options in the Company.  Each Alabama Graphite ordinary share was exchanged for 0.0016 common share of WWR.  Each warrant and option of Alabama Graphite was also exchanged for warrants and options exercisable for common shares of WWR on the same terms and conditions as were applicable prior to the Alabama Graphite transaction, except that the exercise price was converted for the 0.0016 share exchange ratio and for the USD exchange rate on the agreement date which was $0.77809 (CAD to USD) on December 13, 2017.  As a result, the Company issued 232,504 new shares, 7,280 options and 42,888 warrants.  The value of the Company’s common stock issued as consideration was based upon the opening share price on April 23, 2018 of $27.50.  The operating results of Alabama Graphite are included in the Consolidated Statement of Operations commencing April 23, 2018.

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

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration:
Cash	$2,397
Issuance of 232,504 common shares for replacement of Alabama Graphite shares	6,394
Issuance of 7,280 options for replacement of Alabama Graphite options	35
Issuance of 42,888 warrants for replacement of Alabama Graphite warrants	54
$8,880

The fair value of the consideration given was allocated as follows:
Assets:
Cash and cash equivalents	$17
Short-term receivables	113
Prepaid expenses	42
Property, plant, equipment and graphite mineral interests	8,973
Total assets	9,145
Liabilities:
Accounts payable and accrued liabilities	265
Total liabilities	265
Net assets	$8,880

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

4. NOTES RECEIVABLE

Laramide Note Receivable

As part of the consideration for the sale of Hydro Resources, Inc. (HRI), the Company currently holds a promissory note with a current balance of $2.0 million, secured by a mortgage over the Churchrock and Crownpoint properties owned by Laramide Resources Ltd. (“Laramide”). The note is in the final year of a three-year term and carries an initial interest rate of 5%. The final principal payment of $2.0 million is due and payable on January 5, 2020. Interest is payable on a quarterly basis during the final year. Laramide will have the right to satisfy up to half of the final principal payment by delivering shares of its common stock to the Company, which shares will be valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before January 5, 2020. The fair value of this note receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.

As of March 31, 2019, the Company has received three tranches of Laramide common shares as partial consideration for the sale of HRI, which has resulted in the receipt of 2,218,133, 1,982,483 and 2,483,034 Laramide common shares in January 2017, January 2018 and January 2019, respectively.  These share payments represent the initial consideration from the January 2017 sale of HRI and two note installments in January 2018 and January 2019.  The first note installment in the amount of $1.5 million in January 2018, consisted of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares.  The second note installment in the amount of $1.5 million in January 2019, consisted of $750,000 in cash and the issuance of 2,483,034 of Laramide’s common shares.  Additionally, Laramide has made interest payments of $70,764 in cash during the three months ending March 31, 2019.

For the three months ended March 31, 2019, the Company sold the third tranche of 2,483,034 Laramide common shares and 2,218,133 Laramide warrants resulting in net proceeds of $0.5 million and a net loss on sale of marketable securities of $0.7 million.

The following tables show the notes receivable, accrued interest and unamortized discount on the Company’s notes receivable as of March 31, 2019 and December 31, 2018.

	March 31, 2019
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide — current	$2,000		(383)	1,617
Total Notes Receivable — current and non-current	$2,000	$	$(383)	$1,617

	December 31, 2018
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide — current	$1,500	$45	$—	$1,545
Subtotal Notes Receivable — current	$1,500	$45	$—	$1,545

Non-current Assets
Notes receivable — Laramide — non-current	$2,000	$—	$(507)	$1,493

Subtotal Notes Receivable — non-current	$2,000	$—	$(507)	$1,493
Total Notes Receivable — current and non-current	$3,500	$45	$(507)	$3,038

5. ASSETS HELD FOR SALE

On March 5, 2019, the Company entered into an Asset Purchase Agreement (“Agreement”) with Uranium Royalty (USA) Corp. and Uranium Royalty Corp. (together “URC”) for the sale of four of its royalty interests on future uranium production from mineral properties located in South Dakota, Wyoming and New Mexico, as well as the remaining amount of the Laramide promissory note in the amount of $2.0 million as discussed above. Under the terms of the Agreement, the Company is set to transfer ownership of the royalties and promissory note at the closing date which is to be no later than June 30, 2019. In exchange for these assets URC has agreed to pay the Company a total of $2.75 million, consisting of the following consideration:

•                  $0.5 million in cash, paid as a deposit at signing on March 5, 2019; and

•                  $2.25 million cash to be paid in full on or before June 30, 2019.

The transaction will close following satisfaction or waiver of the closing conditions, which conditions include, among other things, the execution of various assignment agreements.  The Agreement contains certain termination rights and remedies for both URC and the Company.  Subject to certain limitations, in the event that the transaction does not close by July 31, 2019, the Company may terminate the Agreement and retain the $500,000 deposit. In the event that there is a material uncured inaccuracy in any representation or warranty or a material breach of any covenant of the Company, URC has the right to terminate the Agreement and seek a return of the deposit or to seek specific performance of the Agreement. In the event that there is a material uncured inaccuracy in any representation or warranty or a material breach of any covenant of URC, the Company has the right to terminate the Agreement or to seek specific performance of the Agreement. The Agreement will terminate automatically on July 31, 2019 if the closing thereunder has not occurred by July 31, 2019, unless otherwise agreed by the parties.

As a result of execution of the Agreement, the Laramide promissory note has been re-classified as held for sale and is recorded at its carrying value of $1.6 million on the March 31, 2019 financials since the carrying value does not exceed its fair value. The $0.5 million cash deposit received from URC on March 5, 2019 could be forfeited in the event that the Agreement is terminated due to the Company’s breach of certain terms of the Agreement. Accordingly, the Company has recorded the deposit as a liability on the balance sheet and will only recognize income when all conditions of the Agreement have been met and closing is complete. The royalty interests being purchased by URC have no carrying value and accordingly, no subsequent adjustments have been made.

6. FINANCIAL INSTRUMENTS

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

The Company believes that the fair value of its assets and liabilities approximate their reported carrying amounts.  The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy.

	March 31, 2019
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Non-current Assets
Restricted cash	$3,750	$—	—	$3,750
Total non-current assets recorded at fair value	$3,750	$—	$—	$3,750

	December 31, 2018
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$415	$—	$—	$415
Total current assets recorded at fair value	$415	$—	$—	$415
Non-current Assets
Restricted cash	$3,732	$—	—	$3,732
Total non-current assets recorded at fair value	$3,732	$—	$—	$3,732

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash.

7. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at March 31, 2019
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,143	$—	$—	$—	$3,143
Mineral rights and properties	—	—	8,972	7,806	—	16,778
Other property, plant and equipment	7	451	—	—	150	608
Total	$7	$3,594	$8,972	$7,806	$150	$20,529

	Net Book Value of Property, Plant and Equipment at December 31, 2018
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,256	$—	$—	$—	$3,256
Mineral rights and properties	—	—	8,973	7,806	—	16,779
Other property, plant and equipment	8	348	—	—	162	518
Total	$8	$3,604	$8,973	$7,806	$162	$20,553

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

8. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended Mar 31,
	2019	2018
	(thousands of dollars)
Temrezli project, Turkey	$—	$79
Total Turkey projects	—	79

Kingsville Dome project, Texas	244	251
Rosita project, Texas	117	197
Vasquez project, Texas	186	235
Other projects, Texas	—	6
Total Texas projects	547	689

Cebolleta project, New Mexico	—	—
Juan Tafoya project, New Mexico	6	6
Total New Mexico projects	6	6

Columbus Basin project, Nevada	—	2
Railroad Valley project, Nevada	—	4
Total Nevada projects		6

Sal Rica project, Utah	1	2
Total Utah projects	1	2

Coosa project, Alabama	80	—
Total Alabama Projects	80	—

Total expense for the period	$634	782

9. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	March 31,	December 31,
(thousands of dollars)	2019	2018
Balance, beginning of period	$6,203	$5,731
Liabilities settled	(335)	(521)
Accretion expense	126	993
Balance, end of period	5,994	6,203
Less: Current portion	(894)	(708)
Non-current portion	$5,100	$5,495

The Company is currently performing plugging and surface reclamation activities at its Rosita and Vasquez projects located in Duval County, Texas.  The Company’s current liability of $0.9 million consists of the estimated costs associated with current reclamation activities through March 2020 at the Company’s Rosita and Vasquez projects.

10. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

Reverse Stock Split

Immediately following the close of trading on April 22, 2019, the Company effected a one-for-fifty reverse stock split of its common stock.  With the reverse stock split, every fifty shares of the Company’s issued and outstanding common stock were combined into one issued and outstanding share of common stock.  The reverse stock split reduced the number of shares outstanding from approximately 74.7 million shares to approximately 1.5 million shares.  The reverse stock split did not have any effect on the par value of the Company’s common stock.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would have resulted were settled in cash.  All share data herein has been retroactively adjusted for the reverse stock split.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into the ATM Offering with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, $8.0 million of which shares are registered for sale under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of March 31, 2019, the Company had sold 488,685 shares of common stock for net proceeds of $6.1 million under the ATM Offering, of which, 57,205 shares of common stock and net proceeds of $0.4 million was sold in the three months ended March 31, 2019. As a result, the Company had approximately $23.8 million remaining available for future sales under the ATM Offering, but has nil registered for sale as of March 31, 2019.

Common Stock Issued for Acquisition of Alabama Graphite

As discussed in Note 3 above, on April 23, 2018, the Company issued 232,504 shares of common stock in exchange for 100% of the outstanding shares of Alabama Graphite as part of the purchase consideration paid to acquire Alabama Graphite.

11. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”), the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017 and April 18, 2019, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000 shares and 66,000 shares, respectively. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is currently 66,278 shares of common stock, plus unissued shares under the prior plans. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of April 18, 2019, 66,278 shares were available for future issuances under the 2013 Plan.  For the three months ending March 31, 2019 and 2018, the Company recorded stock-based compensation expense of $7,719 and $80,673, respectively.  Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Anatolia Energy Limited in November 2015, the Company issued 7,495 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy Limited.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.0001096.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Limited. As of March 31, 2019, there were 449 replacement options outstanding and no performance shares outstanding.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 50,168 replacement options and warrants to the option and warrant holders of Alabama Graphite.  The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.0016.  The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.0016 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of March 31, 2019, there were 5,568 replacement options and 11,440 replacement warrants outstanding.

Stock Options

The following table summarizes stock options outstanding and changes for the three-month periods ending March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	19,170	$79.78	5,723	$276.50
Granted	—	—	—	—
Expired	(280)	179.68	(112)	624.00
Stock options outstanding at end of period	18,890	$78.21	5611	$269.50
Stock options exercisable at end of period	18,890	$78.21	1,828	$682.50

The following table summarizes stock options outstanding and exercisable by stock option plan at March 31, 2019:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	96	$1,752.25	96	$1,752.25
2004 Directors’ Plan	11	9,332.73	11	9,332.73
2013 Plan	12,766	35.41	12,766	35.41
Replacement Stock Options-Alabama Graphite	5,568	80.96	5,568	80.96
Replacement Stock Options-Anatolia Energy	449	676.22	449	676.22
	18,890	$78.21	18,890	$78.21

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

The following table summarizes RSU activity for the three-month periods ended March 31, 2019 and 2018:

	March 31,		March 31,
	2019		2018
	Number of RSUs	Weighted- Average Grant Date Fair Value	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested RSUs at beginning of period	2,260	$70.00	3,578	$70.00
Granted	—	—	—	—
Forfeited	(565)	70.00	(189)	70.00
Vested	—	—	—	—
Unvested RSUs at end of period	1,695	$70.00	3,389	$70.00

12. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Additionally, potentially dilutive shares of 35,691 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the three months ended March 31, 2019.

13. COMMITMENTS AND CONTINGENCIES

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

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time.  We do not expect that such settlements will, individually or in the aggregate, have a material effect on the Company’s financial position, results of operations or cash flows.

14. LEASES

Lease Adoption January 1, 2019

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This new standard requires lessees to recognize leases on their balance sheets. It also requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases with the recognition of a right-of-use asset and a corresponding lease liability. For operating leases, the lessee recognizes straight-line lease expense. The new lease accounting standard along with the clarifying amendments subsequently issued by the FASB, collectively became effective for the Company on January 1, 2019. The Company adopted the new lease accounting standard by applying the new lease guidance at the adoption date on January 1, 2019, and as allowed under the transition relief provided in ASU 2018-11, elected not to restate comparative periods. In addition, we elected the package of practical expedients for our existing leases as permitted under the transition guidance within the new standard and did not reassess (1) lease classification for existing leases, (2) whether existing contracts contained leases, (3) if any indirect costs were incurred, and (4) whether existing land easements should be accounted for as leases . As of January 1, 2019, in connection with the adoption of the new lease accounting standard, the Company recorded a right-of-use lease asset totaling $595,870 with a corresponding lease liability totaling $599,596.

The right-of-use asset represents our right to use an underlying asset for the lease term and the lease liability represents our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using a discount rate of 9.5%. This rate is the Company’s current estimated incremental borrowing rate.

The Company has operating leases for corporate offices, storage space and equipment.  The leases have remaining lease terms of 1 to 5 years, one of which includes an option to extend the corporate office lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

The Company is party to several leases that are for under one year in length. The majority of these leases are for office equipment, machinery, office space and storage. The Company has elected the short-term lease exemption allowed under the new leasing standards, whereby leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term. In addition, the Company holds numerous leases related to mineral exploration and production to which it has not applied the new leasing standard. Leases to explore or use minerals and similar nonregenerative resources are specifically excluded by ASC 842-10.

The components of lease expense were as follows:

March 31
(thousands of dollars)	2019
Operating lease cost	$40

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in lease liabilities:
(thousands of dollars)
Operating cash flows from operating leases	$39

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$569

Supplemental balance sheet information related to leases was as follows:

(thousands of dollars, except lease term and discount rate)	March 31, 2019
Operating Leases
Operating lease right-of-use assets	$569

Current portion of lease liabilities	$151
Operating lease liabilities — long term portion	424
Total operating lease liabilities	$575

		March 31,
		2019
Weighted Average Remaining Lease Term	Operating leases	4.4 Years

Discount Rate	Operating leases	9.5%

	Lease payments by year	Operating
	(In thousands)	Leases
	2019	$117
	2020	159
	2021	161
	2022	162
	2023	94
Maturities of lease liabilities are as follows:	Total lease payments	693
	Less imputed interest	(118)
	Total	$575

As of March 31, 2019, the Company has $0.6 million in right-of-use assets and $0.6 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for the Company’s corporate office in Centennial, Colorado, with $0.7 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.7 million.

15. GEOGRAPHIC AND SEGMENT INFORMATION

The Company currently operates in three reportable segments, which are uranium, lithium and graphite mining activities, including exploration, standby operations and restoration and reclamation activities.  As a part of these activities, the Company also explores, evaluates and, if warranted, permits uranium, lithium and graphite properties.  The Company’s long-term assets were $24.4 million and $25.8 million as of March 31, 2019 and December 31, 2018, respectively. 100% of the long-term assets are located in the United States.  The Company reported no revenues during the three months ended March 31, 2019 and March 31, 2018.

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

The table below provides a breakdown of the long-term assets by reportable segments as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Net property, plant and equipment	$150	$11,407	$—	$8,972	$20,529
Restricted cash	—	3,740	—	10	3,750
Operating lease right of use assets, non-current	543	26	—	—	569
Total long-term assets	$693	$15,173	$—	$8,982	$24,848

	December 31, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$162	$11,418	$—	$8,973	$20,553
Restricted cash	—	3,722	—	10	3,732
Notes receivable, non-current	—	1,493	—	—	1,493
Total long-term assets	$162	$16,633	$—	$8,983	$25,778

The table below provides a breakdown of the reportable segments for the three months ended March 31, 2019 and March 31, 2018.  Non-mining activities and other administrative operations are reported in the Corporate column.

	Three Months Ended March 31, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$553	$1	$80	$634
General and administrative expenses	1,279	392	—	147	1,818
Sales and marketing expenses	—	—	—	18	18
Accretion of asset retirement costs	—	126	—	—	126
Depreciation and amortization	1	22	—	—	23
Loss from operations	1,280	1,093	1	245	2,619
Other (expense) income	(555)				(555)
Loss before taxes	$(1,835)	$(1,093)	$(1)	$(245)	$(3,174)

	Three Months Ended March 31, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$774	$8	$—	$782
General and administrative	1,353	452	—	—	1,805
Acquisition related expenses	755	—	—	—	755
Accretion of asset retirement costs	—	134	—	—	134
Depreciation and amortization	1	33	—	—	34
Loss from operations	2,109	1,393	8	—	3,510
Other income	81	10	—	—	91
Loss before taxes	$(2,028)	$(1,383)	$(8)	$—	$(3,419)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three months ended March 31, 2019 has been prepared based on information available to us as of May 7, 2019. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2018 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

INTRODUCTION

Westwater is an energy minerals exploration and energy-related materials development company. The Company’s battery materials projects include graphite and lithium mineral properties. We established our graphite business with the acquisition of Alabama Graphite on April 23, 2018 and its Coosa Graphite Project along with the associated Coosa Graphite Mine located across 41,900 acres in east-central Alabama.  We established our lithium business in 2016 and currently control mineral rights encompassing approximately 36,920 acres across three prospective lithium brine basins in Nevada and Utah. We have continued exploration activities as well as geological evaluation of these properties in 2018 for potential development of lithium resources that may be discovered.

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

Graphite, Lithium and Uranium Listed as Critical Materials

A Presidential Executive Order on a Federal Strategy to Ensure Secure and Reliable Supplies of Critical Minerals was issued on December 20, 2017, which we believe will accelerate important energy related mineral development in the United States.  In conjunction with Professional Paper 1802, published by the U.S. Geological Service (“USGS”), where 23 minerals are identified as critical to the Country’s security and economy, WWR believes these actions are important steps in support of domestic minerals development.  One of the important steps outlined in the Executive Order required a list of critical minerals to be provided by the US Secretary of the Interior.  This list was provided and included all three of WWR’s contemplated portfolio products consisting of graphite, lithium and uranium.  Graphite and lithium, in particular, are critical to the development of batteries and other energy storage systems essential to the electric vehicle, solar and wind power industries.

Section 232 Investigation

The U.S. Department of Commerce initiated a Section 232 investigation in July 2018 to determine whether the present quantity of uranium ore and product imports threaten to impair U.S. national security.  U.S. uranium production has declined significantly since 1987, with domestic uranium producers experiencing a major slowdown in operations and employment.  As Westwater commented on April 29, 2019, U.S. uranium producers are expected to benefit, and the price of uranium produced in the U.S. is anticipated to rise, if President Trump imposes tariffs or quotas on imported uranium or takes other action to support domestic uranium production.

RECENT DEVELOPMENTS

Turkish Government Taking of Temrezli and Sefaatli Licenses and Westwater’s Arbitration Filing

In December 2018, Westwater filed a Request for Arbitration against the Republic of Turkey for its unlawful actions against the Company’s investments, most notably, the June 2018 illegal taking of its Temrezli and Şefaatli uranium projects. These projects were owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”).

Since 2007, Adur has held the exclusive rights for the exploration and development of uranium at Temrezli and Şefaatli, two sites located around 200 kilometers from Ankara, which include the largest and highest-grade deposits of uranium known to be in Turkey. To date, Adur and its shareholders have invested substantially in these two projects, using their technical expertise and carrying out extensive drilling, testing and studies to move the projects towards production. Having successfully completed the exploration stage in 2013-2014, Adur was granted a number of operating licenses by the Turkish government to develop the Temrezli mine. As a direct result of Adur’s efforts, Temrezli is the most advanced uranium project in Turkey. Experts have estimated that the mine will generate revenues of up to $644 million over its life, netting Westwater an estimated future return on its investment of $267 million as described in the Prefeasibility Study completed for the Temrezli project in 2015.

For many years, Adur and Westwater worked closely with the Turkish authorities and shared their technical expertise in uranium mining. However, Turkey’s most recent actions have undermined this longstanding relationship. In particular, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, they now assert that these were issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under Turkish and international law. Westwater has reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy its unlawful actions, but to no avail.

As a result, on December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey before the International Center for the Settlement of Investment Disputes (“ICSID”) pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments. The ICSID proceeding has not yet begun, and there are no schedules yet for any arbitration milestones; however, the parties have each appointed a party-arbitrator and those party-arbitrators are in the process of appointing a chair of the panel.

Royalty and Promissory Note Sale

On March 5, 2019, Westwater entered into an agreement to sell four royalties on uranium properties located in South Dakota, Wyoming and New Mexico and a promissory note due in 2020 to Uranium Royalty Corp. for $2.75 million, including $0.5 million paid at signing. The balance of $2.25 million will become due and payable at the earlier of June 30, 2019, or following the date upon which the closing conditions are satisfied.

Nasdaq Minimum Bid Non-compliance

On March 13, 2018, the Nasdaq Stock Market notified Westwater that the Company did not meet Nasdaq’s $1.00 per share minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq Capital Market, and the Company was given an initial grace period of 180 days, or until September 10, 2018, to regain compliance with the Rule. Subsequently, on September 12, 2018, the Company was provided an additional 180-day compliance period, or until March 11, 2019, to regain compliance with the Rule.

On March 12, 2019, the Company received a letter from the Listing Qualifications Staff of Nasdaq notifying the Company that, based upon the Company’s continuing non-compliance with the Rule, the Staff had determined that the Company’s common stock would be delisted from Nasdaq unless the Company timely requests an appeal of such determination to a Nasdaq hearings panel. The Company appealed the Staff’s determination by requesting a hearing before a Nasdaq hearings panel, which hearing was conducted on May 2, 2019. While the appeal is pending, the Company’s common stock will continue to trade on Nasdaq under the symbol “WWR.” There can be no assurance that the hearings panel will grant the Company’s request for continued listing. If the Company’s common stock ceases to be listed for trading on Nasdaq, the Company expects that its common stock would be traded on the over-the-counter market.

Vanadium Target Identification

In late November 2018, Westwater announced the discovery of significant levels of vanadium concentrations at several locales within the graphitic schists at the Company’s Coosa Project. Westwater subsequently commenced the first of a four-phase exploration program designed to determine the extent, character and quality of the vanadium mineralization at Coosa. As announced by the Company on February 19, 2019, the first phase demonstrated widespread positive values for vanadium that extended beyond the graphite resource defined in the 2015 Preliminary Economic Assessment for the Coosa Project.

Reclamation Success in Texas

Westwater has completed wellfield plugging at the Vasquez Project and the Texas Commission on Environmental Quality has approved this phase of reclamation. This paves the way for bond releases in 2019, including the release of a surety bond posted by the Company in the amount of $208,657 as announced by the Company on March 4, 2019. Reclamation of the waste disposal well and its associated pond, as well as the remainder of the surface, is scheduled for completion in 2019.

At the Rosita Project, also located in Texas, the wellfield Production Areas 1 & 2 are plugged, and surface reclamation in those areas is also expected to be completed in 2019.

Reverse Stock Split

On April 22, 2019, following the close of trading, Westwater effected a one-for-fifty reverse split of its common shares.  The consolidated common shares began trading on a split-adjusted basis on April 23, 2019.  On April 18, 2019, at the Annual Meeting of Stockholders, Westwater received approval for a charter amendment permitting Westwater to effect a reverse split.  The primary purpose of the reverse split was to bring Westwater into compliance with Nasdaq’s $1.00 minimum bid price requirement to maintain the listing of Westwater’s common stock on the Nasdaq Capital Market.

The reverse split reduced the number of Westwater’s outstanding common stock from 74,707,659 shares to 1,494,153 shares of common stock.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would have resulted were settled in cash.

All share data herein has been retroactively adjusted for the reverse stock split.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2019 was $3.2 million, or $2.15 per share, as compared with a consolidated net loss of $3.4 million, or $6.11 per share for the same period in 2018.

Mineral Property Expenses

The following table details our mineral property expenses for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31
(thousands of dollars)	2019	2018
Restoration/Recovery expenses
Vasquez and Rosita Projects	$18	$182
Total restoration/recovery expenses	18	182

Standby care and maintenance expenses
Kingsville Dome Project	154	159
Rosita Project	118	93
Vasquez Project	73	75
Temrezli Project	—	79
Total standby care and maintenance expenses	345	406

Exploration and evaluation costs	80	10

Land maintenance and holding costs	191	184

Total mineral property expenses	$634	$782

For the three months ended March 31, 2019, mineral property expenses decreased by $0.2 million from the corresponding periods during 2018.  The decrease was primarily due to a reduction in operating activities at the Temrezli Project of $0.1 million due to the revocation of the mining licenses by the government of Turkey in June 2018 and by a reduction of $0.2 million in reclamation activities at the Vasquez and Rosita Projects due to adverse weather conditions in 2019.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three months ended March 31, 2019 and 2018 were:

	For the Three Months Ended March 31,
(thousands of dollars)	2019	2018
Stock compensation expense	$8	$81
Salaries and payroll burden	684	729
Legal, accounting, public company expenses	845	677
Insurance and bank fees	142	141
Consulting and professional services	21	15
Office expenses	104	122
Other expenses	32	40
Total	$1,836	$1,805

For the three months ended March 31, 2019, general and administrative charges increased only slightly as compared with the corresponding period in 2018.  Increases in legal, accounting and public company expenses of $0.2 million were offset by decreases in stock compensation and salary costs.

Other Income and Expenses

Loss on Sale of Marketable Securities

For the three months ended March 31, 2019, the Company sold the third tranche of 2,483,034 Laramide common shares along with 2,218,333 Laramide warrants resulting in net proceeds of $0.5 million and a net loss on sale of marketable securities of $0.7 million.

Financial Position

Operating Activities

Net cash used in operating activities was $2.7 million for the three months ended March 31, 2019, as compared with $3.7 million for the same period in 2018. The decrease was primarily due to non-recurring costs of $0.8 million related to the Alabama Graphite Corp. acquisition incurred during the three months ending March 31, 2018.

Investing Activities

Net cash provided by investing activities was $1.8 million for the three months ended March 31, 2019, as compared with $0.6 million of cash provided by investing activities for the three months ended March 31, 2018.  For the 2019 period, the Company received note and related interest payments on the Laramide note in the amount of $0.8 million in cash.  Additionally, the Company received net proceeds of $0.5 million from the sale of Laramide securities and $0.5 million from URC as a deposit in accordance with the terms of the Asset Purchase Agreement signed on March 5, 2019.  For the 2018 period, the Company received a note payment on the Laramide note in the amount of $750,000 in cash.  Additionally, the Company received net proceeds of $0.5 million from the sale of Laramide securities.  These increases were partially offset by cash used for note advances to Alabama Graphite of $0.6 million.

Financing Activities

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2019 from the sale of common stock through the Company’s Cantor ATM Offering agreement.

For the three months ended March 31, 2018, the Company received net cash proceeds of $0.6 million and $0.1 million from the sale of common stock through the Common Stock Purchase Agreement with Aspire Capital and the Cantor ATM Offering agreement, respectively.

Liquidity and Capital Resources

The interim Condensed Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

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

The Company’s current business plan requires working capital to fund non-discretionary expenditures for uranium reclamation activities, mineral property holding costs, business development costs and administrative costs.  The Company intends to pursue project financing to support execution of the graphite business plan, including discretionary capital expenditures associated with graphite battery-material product development, construction of pilot plant facilities and construction of commercial production facilities.  The Company’s current lithium business plan will be funded by working capital; however, the Company is pursuing project financing including possible joint venture partners to fund discretionary greenfield exploration activities.

At March 31, 2019 the Company’s cash balances were $1.0 million and the Company had a working capital deficit balance of $1.0 million.  Subsequent to May 7, 2019, the Company expects to fund operations as follows:

•                  Payment due June 30, 2019 or earlier in the amount of $2.25 million from sale of uranium royalty interests and the Laramide Resources Ltd. promissory note (Note 4) to Uranium Royalty Corp. (Note 5).

•                  Anticipated public equity offering for up to $10.0 million in gross proceeds, for which the Company filed a registration statement on Form S-1 on April 24, 2019.

•                  Other debt and equity financings and asset sales.

On March 13, 2018, the Nasdaq Stock Market notified Westwater that the Company did not meet Nasdaq’s $1.00 per share minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq Capital Market, and the Company was given an initial grace period of 180 days, or until September 10, 2018, to regain compliance with the Rule. Subsequently, on September 12, 2018, the Company was provided an additional 180-day compliance period, or until March 11, 2019, to regain compliance with the Rule.  On March 12, 2019, the Company received a letter from the Listing Qualifications Staff of Nasdaq notifying the Company that, based upon the Company’s continuing non-compliance with the Rule, the Staff had determined that the Company’s common stock would be delisted from Nasdaq.  The Company appealed the Staff’s determination and requested a hearing before a Nasdaq hearings panel, which hearing was conducted on May 2, 2019. The hearings panel has 30 days after the hearing to promulgate a formal decision.

On April 18, 2019, the Company’s shareholders approved a reverse split of not less than 1-for-5 and not more than 1-for-50.  Subsequently, the Board of Directors approved a 1-for-50 reverse split, which was effected after market close on April 22, 2019. As a result, the Company’s share price traded above the $1.00 per share minimum bid price for seven trading days prior to the hearing date and reached 10-consecutive trading days on May 6, 2019.  While the Nasdaq appeal is pending, the Company’s common stock will continue to trade on the Nasdaq Capital Market under the symbol “WWR.” There can be no assurance that the hearings panel will grant the Company’s request for continued listing. If the Company’s common stock ceases to be listed for trading on Nasdaq, the Company expects that its common stock would be traded on the over-the-counter market, which could adversely affect the market liquidity and price of the Company’s common stock.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the realization of expected benefits from recent business combinations, the anticipated benefits from any action taken by the Trump Administration in response to the Section 232 investigation, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•                  the availability of capital to WWR;

•                  the availability of the Company to continue to satisfy the listing requirements of the Nasdaq Capital Market;

•                  the spot price and long-term contract price of graphite, vanadium, lithium and uranium;

•                  the ability of WWR to enter into and successfully close acquisitions, dispositions or other material transactions;

•                  government regulation of the mining industry and the nuclear power industry in the United States;

•                  operating conditions at our mining projects;

•                  the world-wide supply and demand of graphite, vanadium, lithium and uranium;

•                  weather conditions;

•                  unanticipated geological, processing, regulatory and legal or other problems we may encounter;

•                  the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration result;

•                  any graphite, vanadium, lithium or uranium discoveries not being in high enough concentration to make it economic to extract the metals;

•                  currently pending or new litigation or arbitration; and

•                  our ability to maintain and timely receive mining and other permits from regulatory agencies.

as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, our 2018 Annual Report on Form 10-K and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls

We implemented ASU 2016-02 as of January 1, 2019. As a result, we made the following significant modifications to internal controls over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices:

•                  Updated our policies and procedures related to accounting for lease assets and liabilities and related income and expense.

•                  Modified our contract review controls to consider the new criteria for determining whether a contract is or contains a lease, specifically to clarify the definition of a lease and align with the concept of control.

•                  Added controls for reevaluating our significant assumptions and judgments on a quarterly basis.

•                  Added controls to address related required disclosures regarding leases, including our significant assumptions and judgments used in applying ASC 842.

Other than the items described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, which are incorporated by reference herein.

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

The accompanying financial statements have been prepared assuming Westwater will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We have incurred significant losses since ceasing production of uranium in 2009 and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of March 31, 2019, we had a net working capital deficit of approximately $1.0 million, cash of approximately $1.0 million and an accumulated deficit of approximately $295 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our financial statements, and our independent auditor’s report for year ended December 31, 2018 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

If we are unable to raise additional capital, our business may fail and holders of our securities may lose their entire investment.

We had approximately $1.0 million in cash at March 31, 2019 and have raised approximately $2.2 million through April 22, 2019 from payments on the promissory note due from Laramide Resources Ltd., sales of Laramide Resources stock delivered to us pursuant to the terms of the promissory note, sales under our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., and receipt of the deposit from Uranium Royalty Corp upon signing the Asset Purchase Agreement on March 5, 2019. On average, Westwater expended approximately $1.0 million of cash per month during 2018, which is expected to continue during 2019. However, the Company has taken measures to reduce general and administrative costs going forward and has reduced activity in Texas while preserving regulatory compliance. There can be no assurance that Westwater will be able to obtain additional capital after it exhausts its current cash. Our capital needs have, in recent years, been funded through sales of our debt and equity securities. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing holders of our securities. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

If additional capital is not available in sufficient amounts or on a timely basis, Westwater will experience liquidity problems, and Westwater could face the need to delay, reduce or significantly curtail current operations, change our planned business strategies and pursue other remedial measures. Any curtailment of business operations would have a material negative effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business, the value of our outstanding stock is likely to fall, and our business may fail, causing holders of our securities to lose their entire investment.

Westwater is not producing any minerals at this time. As a result, we currently have no sources of operating cash. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than producing graphite, vanadium, lithium or uranium and/or access additional sources of private or public capital, we may not be able to remain in business.

As a result of low uranium prices, we ceased production of uranium in 2009. We are not planning to commence production at any of our South Texas properties until we are able to acquire additional reserves or mineralized material and uranium prices recover to levels that will ensure that production, once resumed, is sustainable in the 300,000 to 500,000 pound per year range. Our ability to begin plant construction and mine development in Texas, New Mexico or Alabama is subject to availability of financing and activation of our permits and licenses. All of our lithium activities in Nevada and Utah are highly prospective and may never generate revenue. We do not have a committed source of financing for the development of our graphite, vanadium, lithium or uranium projects. There can be no assurance that we will be able to obtain financing for our projects. Our inability to develop our properties would have a material adverse effect on our future operations.

Until we begin graphite, vanadium, lithium or uranium production, we have no way to generate cash inflows unless we monetize certain of our assets or through financing activities. Our future graphite production is dependent on completion of processing facilities and successful implementation of graphite purification technology. Our future lithium or uranium production, cash flow and income are dependent upon the results of exploration as well as our ability to bring on new, as yet unidentified wellfields and to acquire and develop additional reserves. Our future vanadium production is dependent upon the completion of an evaluation plan that will assess the amount, location and size of vanadium concentrations at our Coosa mine in Alabama. We can provide no assurance that we will successfully produce graphite, that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we cannot monetize certain existing assets, partner with another company that has cash resources, find other means of generating revenue other than producing graphite, vanadium, lithium or uranium and/or access additional sources of private or public capital, we may not be able to remain in business and holders of our securities may lose their entire investment.

The success of our mining operations is dependent on our ability to develop our properties and then mine them at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of graphite, vanadium, lithium and uranium prices makes long-range planning uncertain and raising capital difficult.

The success of our mining operations is dependent on our ability to develop our properties and then operate them at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of graphite, vanadium, lithium and uranium prices makes long-range planning uncertain and raising capital difficult.

Our ability to obtain positive cash flow will be dependent on developing and then mining sufficient quantities of graphite, vanadium, lithium and uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short-term market prices of graphite, vanadium, lithium and uranium, which are subject to significant fluctuation. For example, uranium prices have been and will continue to be affected by numerous factors beyond our control, such as the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in graphite, vanadium, lithium and uranium prices would cause us to recognize impairment of the carrying value of our graphite, vanadium, lithium, uranium or other assets.

The timing and amount of compensation relating to the revocation of the mining and exploration licenses for our Temrezli and Sefaatli projects in Turkey is yet to be determined.

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey had been revoked and potential compensation would be proffered. Since 2007, Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”) has held the exclusive rights for the exploration and development of uranium at Temrezli and Şefaatli, two sites located around 200 kilometers from Ankara, which include the largest and highest-grade deposits of uranium known to be in Turkey. To date, Adur and its shareholders have invested substantially in these two projects, using their technical expertise and carrying out extensive drilling, testing and studies to move the projects towards production. As a direct result of Adur’s efforts, Temrezli is the most advanced uranium project in Turkey. Experts have estimated that the mine will generate revenues of up to $644 million over its life, netting Westwater an estimated future return on its investment of $267 million as described in the Prefeasibility Study completed for the Temrezli project in 2015.

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

While the Company intends to seek full and fair compensation for the licenses through the Request for Arbitration filed with ICSID, the timing of such compensation is yet to be determined. In addition, the Company can provide no assurance about the amount of any compensation, if any, and an adverse result could have an adverse impact on the Company’s financial conditions and results of operations.

We face a variety of risks related to our proposed battery-graphite manufacturing business.

We plan to develop a battery-graphite manufacturing business that produces advanced, high-quality and high-margin products for battery manufacturers. The proposed battery-graphite manufacturing business is significantly different from our historic mining operations and carries a number of risks, including, without limitation:

•                  the potential diversion of management’s attention and other resources, including available cash, from our existing mining business;

•                  unanticipated liabilities or contingencies, including related to intellectual property;

•                  the need for additional capital and other resources to expand into the battery-graphite manufacturing business;

•                  competition from better-funded public and private companies, including from producers of synthetic graphite, and competition from foreign companies that are not subject to the same environmental and other regulations as the Company; and

•                  difficulty in hiring personnel or acquiring the intellectual property rights and know-how needed for the proposed battery-graphite manufacturing business.

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

We plan to begin construction of a pilot plant for our battery-graphite manufacturing business in late 2019, for operation in 2020, followed by construction of a commercial scale processing facility beginning in 2020, for operation in 2022, that purifies readily available graphite flake concentrates to 99.95% pure carbon. Construction projects of this scale are subject to risks and will require significant capital. Any failure to complete these plants on schedule and within budget could adversely impact our business, results of operations and financial condition.

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

The Company has no known lithium or vanadium mineral reserves and it may not find any lithium or vanadium and, even if it finds lithium or vanadium, it may not be in economic quantities.

The Company has no known lithium mineral reserves at its Columbus Basin Project or its Railroad Valley Project both in Nevada, or its Sal Rica Project in Utah, and no known vanadium mineral reserves at its Coosa Project in Alabama. Additionally, even if the Company finds lithium or vanadium in sufficient quantities to warrant recovery, it ultimately may not be recoverable. Finally, even if any lithium or vanadium is recoverable, the Company does not know whether recovery can be done at a profit. Our lithium and vanadium activities are highly prospective and may not result in any benefit to the Company.

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

The benefits of integrating Westwater and Alabama Graphite may not be realized.

To be successful on a going forward basis, we will need to combine and integrate the operations of Westwater and Alabama Graphite into one company. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the need to revisit assumptions about future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If we cannot integrate Westwater’s and Alabama Graphite’s businesses successfully, we may fail to realize the expected benefits of our acquisition of Alabama Graphite.

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

Exploration and development of graphite, vanadium, lithium and uranium properties are risky and subject to great uncertainties.

The exploration for and development of graphite, vanadium, lithium and uranium deposits involves significant risks. It is impossible to ensure that the current and future exploration programs on our existing properties will establish reserves. Whether an ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; graphite, vanadium, lithium and uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; availability of labor, labor costs and possible labor strikes; availability of drilling rigs; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. Most exploration projects do not result in the discovery of commercially mineable deposits of minerals and there can be no assurance that any of our exploration stage properties will be commercially mineable or can be brought into production.

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

The developments at the Fukushima Daiichi Nuclear Power Plant following the earthquake and tsunami that struck parts of Japan in March 2011 created heightened concerns regarding the safety of nuclear power plants and the ability to safeguard the material used to fuel nuclear power plants. The impact on the perception of the safety of nuclear power resulting from this event may cause increased volatility of uranium prices as well as uncertainty involving the continued use and expansion of nuclear power in certain countries. A reduction in the current or the future generation of electricity from nuclear power could result in a reduced requirement for uranium to fuel nuclear power plants which may negatively impact Westwater in the future.

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

The attractiveness of uranium as an alternative fuel to generate electricity may be dependent on the relative prices of oil, gas, coal, wind, solar and hydro-electricity and the possibility of developing other low-cost sources of energy. If the prices of alternative energy sources decrease or new low-cost alternative energy sources are developed, the demand for uranium could decrease, which may result in a decrease in the price of uranium.

The Company’s experience in uranium exploration may not apply to its plans for graphite, vanadium and lithium exploration or development.

Although the Company and the members of its management team have significant experience in uranium exploration and development that appears to be synergistic with graphite, vanadium and lithium exploration and development, neither the Company nor any member of its management team has directly engaged in the exploration for or development of graphite, vanadium or lithium deposits. In particular, the Company believes there are similarities between the exploration for and development of lithium brines and the ISR of uranium, but it may not have sufficiently detailed expertise to effectively explore for and develop lithium deposits. The Company’s lack of specific graphite, vanadium and lithium experience may lead it to fail to realize the anticipated benefits of its acquisition of Alabama Graphite or the Company’s vanadium or lithium exploration and development activities and may adversely affect its financial condition and results of operations. In addition, the Company may need to hire employees or retain consultants with the requisite experience in graphite production and vanadium or lithium exploration and development that are not currently anticipated in the near-term.

Volatility in graphite, vanadium and lithium prices may make it commercially infeasible for the Company to develop its mining claims and may result in the Company not receiving an adequate return on invested capital.

The Company’s graphite, vanadium and lithium exploration and development activities may be significantly adversely affected by volatility in the price of graphite, vanadium or lithium. Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as global and regional supply and demand, interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, and the political and economic conditions of mineral-producing countries throughout the world. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our graphite and lithium activities not producing an adequate return on invested capital to be profitable or viable.

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

We are required to comply with the Atomic Energy Act, as amended by UMTRCA, by applying for and maintaining an operating license from the Nuclear Regulatory Commission (“NRC”) and the State of Texas. Uranium operations must conform to the terms of such licenses, which include provisions for protection of human health and the environment from endangerment due to radioactive materials. The licenses encompass protective measures consistent with the Clean Air Act and the Clean Water Act. Mining operations may be subject to other laws administered by the United States Environmental Protection Agency and other agencies.

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

We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation, generally, is toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delay to our intended activities.

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

Reserve and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including the prices of graphite, vanadium, lithium and uranium, inherent variability of the ore and recoverability of graphite, lithium and uranium in the recovery process.

The calculation of reserves, other mineralized material tons and grades are estimates and depend upon geological interpretation and geostatistical relationships or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves and mineralized material and their corresponding grades. Until reserves and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and other mineralized materials may vary depending on the price of graphite, vanadium, lithium and uranium. Any material change in the quantity of reserves, other mineralized materials, mineralization or grade may affect the economic viability of our properties.

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

There is global competition for graphite, vanadium, lithium and uranium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of graphite, vanadium, lithium and uranium, there are a number of producing entities, some of which are government controlled and most of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

Our future uranium production will also compete with uranium recovered from the de-enrichment of highly enriched uranium obtained from the dismantlement of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union states and from the sale of uranium inventory held by the United States Department of Energy. In addition, there are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate ISR and/or underground mining facilities. If we are unable to successfully compete for properties, capital, customers or employees or with alternative uranium sources, it could have a materially adverse effect on our results of operations.

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

In order to finance our future production plans and working capital needs, we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, holders of our securities’ rights and the value of their investment in our securities could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. Any issuance of additional shares of our common stock could be dilutive to existing holders of our securities and could adversely affect the market price of our common stock. These securities could be issued at or below the then prevailing market price for our common stock. We currently have no authorized preferred stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of holders of our securities until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market.

On March 13, 2018, the Nasdaq Stock Market notified us that the Company did not meet Nasdaq’s $1.00 per share minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq Capital Market, and we were given an initial grace period of 180 days, or until September 10, 2018, to regain compliance with the Rule. Subsequently, on September 12, 2018, we were provided an additional 180 day compliance period, or until March 11, 2019, to regain compliance with the Rule.

On March 12, 2019, we received a letter from the Listing Qualifications Staff of Nasdaq (the “Staff”) notifying us that, based upon the Company’s continuing non-compliance with the Rule, the Staff had determined that our common stock would be delisted from Nasdaq unless we timely requested an appeal of such determination to a Nasdaq hearings panel. We appealed the Staff’s determination by requesting a hearing before a Nasdaq hearings panel, which hearing was held on May 2, 2019. While the appeal is pending, our common stock will continue to trade on Nasdaq under the symbol “WWR.” There can be no assurance that the hearings panel will grant our request for continued listing. If our common stock ceases to be listed for trading on Nasdaq, we expect that our common stock would be traded on the over-the-counter market.

Delisting from the Nasdaq Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our common stock and negatively affect the value and liquidity of our common stock. We could also face other adverse consequences if its common stock were delisted including, among others:

•                  a limited availability of market quotations for our common stock;

•                  a determination that our common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•                  a limited amount of news and little or no analyst coverage for the Company; and

•                  a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3), the loss of the ability to issue securities in “at-the-market” offerings (including pursuant to the Controlled Equity

OfferingSM Sales Agreement between the Company and Cantor Fitzgerald & Co.), or obtain additional financing in the future.

The effect of comprehensive U.S. tax reform legislation on Westwater and its affiliates, whether adverse or favorable, is uncertain.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act. Among a number of significant changes to the current U.S. federal income tax rules, the Tax Cuts and Jobs Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. The effect of the Tax Cuts and Jobs Act on Westwater and its affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time. You are urged to consult your tax advisor regarding the implications of the Tax Cuts and Jobs Act.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated March 5, 2019, among the Company, Uranium Royalty (USA) Corp., and Uranium Royalty Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS:	XBRL Instance Document

101.SCH:	XBRL Taxonomy Extension Schema Document

101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB:	XBRL Taxonomy Extension Label Linkbase Document

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWATER RESOURCES, INC.

Dated: May 7, 2019	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2019	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)