Form 10-Q
period 2019-06-30
WESTWATER RESOURCES, INC.
filed 2019-08-07
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	1,858,211 as of August 2, 2019

WESTWATER RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

		June 30,	December 31,
	Notes	2019	2018
ASSETS

Current Assets:
Cash and cash equivalents	1	$1,156	$1,577
Marketable securities	6	—	415
Assets held for sale	4,5	1,767	1,545
Prepaid and other current assets		479	643
Total Current Assets		3,402	4,180

Property, plant and equipment, at cost:
Property, plant and equipment		91,771	91,772
Less accumulated depreciation, depletion and impairment		(71,266)	(71,219)
Net property, plant and equipment	7	20,505	20,553
Operating lease right-of-use assets	14	541	—
Restricted cash	1,6	3,768	3,732
Assets held for sale — non-current	4	—	1,493
Total Assets		$28,216	$29,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable		$1,813	$776
Accrued liabilities	5	3,230	1,688
Asset retirement obligations - current	9	881	708
Operating lease liability - current	14	151	—
Total Current Liabilities		6,075	3,172

Asset retirement obligations, net of current portion	9	5,145	5,495
Other long-term liabilities and deferred credits		500	500
Operating lease liability, net of current	14	396	—
Total Liabilities		12,116	9,167

Commitments and Contingencies	13

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares — 1,658,371 and 1,436,555, respectively
Outstanding shares —1,658,211 and 1,436,394, respectively	10	2	1
Paid-in capital	10,11	314,179	313,012
Accumulated other comprehensive loss		—	(90)
Accumulated deficit		(297,823)	(291,874)
Treasury stock (161 and 161 shares, respectively), at cost		(258)	(258)
Total Stockholders’ Equity		16,100	20,791

Total Liabilities and Stockholders’ Equity		$28,216	$29,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Notes	2019	2018	2019	2018

Operating Expenses:
Mineral property expenses	8	$(824)	$(969)	$(1,458)	$(1,751)
General and administrative expenses		(2,054)	(2,054)	(3,890)	(3,859)
Acquisition costs	3	—	422	—	(333)
Accretion of asset retirement obligations	9	(30)	(134)	(156)	(268)
Depreciation and amortization		(25)	(33)	(48)	(67)
Impairment of uranium properties	7	—	(17,968)	—	(17,968)
Total operating expenses		(2,933)	(20,736)	(5,552)	(24,246)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities	4,6	—	—	(720)	(93)
Gain on sale of fixed assets		1	8	1	8
Interest income	4	168	172	334	346
Other income (expense)		(11)	99	(12)	109
Total other (expense)/income		158	279	(397)	370

Net Loss		$(2,775)	$(20,457)	$(5,949)	$(23,876)

Other Comprehensive Income (Loss)
Unrealized fair value increase (decrease) on marketable securities		$—	$(26)	$—	$(1,056)
Transfer to realized loss upon sale of available-for-sale securities		—	—	90	93
Comprehensive Loss		$(2,775)	$(20,483)	$(5,859)	$(24,839)

BASIC AND DILUTED LOSS PER SHARE		$(1.81)	$(25.63)	$(3.95)	$(35.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		1,532,802	798,200	1,505,668	679,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION

(expressed in thousands of dollars)

(unaudited)

		Six Months Ended June 30,
	Notes	2019	2018
Operating Activities:
Net loss		$(5,949)	$(23,876)

Reconciliation of net loss to cash used in operations:
Non-cash lease expense		7	—
Accretion of asset retirement obligations	9	156	268
Amortization of notes receivable discount	4	(299)	(337)
Loss on sale of marketable securities		720	93
Costs incurred for restoration and reclamation activities	9	(333)	(355)
Depreciation and amortization		48	67
Stock compensation expense		15	162
Common stock issued for purchase of lithium mineral interests		—	114
Common stock issued for consulting services		—	95
Other income		—	5
Impairment of uranium properties		—	17,968
Effect of changes in operating working capital items:
Decrease in prepaids and other		234	196
Increase (decrease) in payables and deferred credits		1,077	(490)
Net Cash Used In Operating Activities		(4,324)	(6,090)

Cash Flows From Investing Activities:
Deposit for sale of assets	5	1,500	—
Proceeds from the sale of marketable securities, net	4	536	476
Proceeds from disposal of property, plant and equipment		—	8
Proceeds from note receivable	4	750	1,089
Note advances for Alabama Graphite corporate merger	3	—	(1,547)
Net Cash Provided By Investing Activities		2,786	26

Cash Flows From Financing Activities:
Issuance of common stock, net	10	1,154	4,730
Payment of minimum withholding taxes on net share settlements of equity awards		(1)	(5)
Net Cash Provided By Financing Activities		1,153	4,725

Net decrease in cash, cash equivalents and restricted cash		(385)	(1,339)
Cash, cash equivalents and restricted cash, beginning of period		5,309	7,722
Cash, Cash Equivalents and Restricted Cash, End of Period		$4,924	$6,383
Cash paid during the period for:
Interest		$1	$3
Supplemental Non-Cash Information for Investing and Financing Activities:
Securities received for payment of notes receivable - Laramide		$750	$750
Common stock issued for acquisition of Alabama Graphite		—	6,394
Stock options and warrants issued for acquisition of Alabama Graphite		—	89
Common stock issued for consulting services		—	95
Common stock issued for purchase of lithium mineral interests		—	114

Total Non-Cash Investing and Financing Activities for the Period		$750	$7,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury
Six months ended June 30, 2019	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balances, January 1, 2019	1,436,555	$1	$313,012	$(90)	$(291,874)	$(258)	$20,791
Net loss	—	—	—	—	(5,949)	—	(5,949)
Common stock and common stock purchase warrants issued, net of issuance costs	221,263	1	1,153	—	—	—	1,154
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	393	—	15	—	—	—	15
Minimum withholding taxes on net share settlements of equity awards	—	—	(1)	—			(1)
Unrealized holding loss on marketable securities	—	—	—	—	—	—	—
Transfer to realized loss upon sale of available for sale securities	—	—	—	90	—	—	90
Balances, June 30, 2019	1,658,211	$2	$314,179	$0	$(297,823)	$(258)	$16,100

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury
Three months ended June 30, 2019	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balances, March 31, 2019	1,494,153	$1	$313,435	$0	$(295,048)	$(258)	$18,130
Net loss	—	—	—	—	(2,775)	—	(2,775)
Common stock and common stock purchase warrants issued, net of issuance costs	164,058	1	738	—	—	—	739
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	7	—	—	—	7
Minimum withholding taxes on net share settlements of equity awards	—	—	(1)	—			(1)
Unrealized holding loss on marketable securities	—	—	—	—	—	—	—
Transfer to realized loss upon sale of available for sale securities	—	—	—	—	—	—	—
Balances, June 30, 2019	1,658,211	$2	$314,179	$0	$(297,823)	$(258)	$16,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury
Six months ended June 30, 2018	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balances, January 1, 2018	555,806	$—	$297,278	$287	$(256,190)	$(258)	$41,117
Net loss	—	—	—	—	(23,876)	—	(23,876)
Common stock and common stock purchase warrants issued, net of issuance costs	387,194	1	11,422	—	—	—	11,423
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	419	—	162	—	—	—	162
Minimum withholding taxes on net share settlements of equity awards	—	—	(5)	—	—	—	(5)
Unrealized holding loss on marketable securities	—	—	—	(1,056)	—	—	(1,056)
Transfer to realized loss upon sale of available for sale securities	—	—	—	93	—	—	93
Balances, June 30, 2018	943,419	$1	$308,857	$(676)	$(280,066)	$(258)	$27,858

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury
Three months ended June 30, 2018	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balances, March 31, 2018	576,628	$—	$298,010	$(650)	$(259,609)	$(258)	$37,493
Net loss	—	—	—	—	(20,457)	—	(20,457)
Common stock and common stock purchase warrants issued, net of issuance costs	366,392	1	10,770	—	—	—	10,771
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	399	—	82	—	—	—	82
Minimum withholding taxes on net share settlements of equity awards	—	—	(5)	—			(5)
Unrealized holding loss on marketable securities	—	—	—	(119)	—	—	(119)
Transfer to realized loss upon sale of available for sale securities	—	—	—	93	—	—	93
Balances, June 30, 2018	943,419	$1	$308,857	$(676)	$(280,066)	$(258)	$27,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), formerly known as Uranium Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s 2018 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2019.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which supersedes existing guidance for lease accounting. This new standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases with the recognition of a right-of-use asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the right-of-use asset, and for operating leases, the lessee recognizes straight-line lease expense. The new lease accounting standard along with the clarifying amendments subsequently issued by the FASB, collectively became effective for the Company on January 1, 2019. The Company adopted the new lease accounting standard by applying the new lease guidance at the adoption date on January 1, 2019, and as allowed under the standard, used the modified retrospective method and elected not to restate comparative periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. We did not elect the hindsight practical expedient to determine the lease term for existing leases. As of January 1, 2019, in connection with the adoption of the new lease accounting standard, the Company recorded a right-of-use lease asset totaling $0.4 million with a corresponding lease liability totaling $0.4 million. Refer to Note 14 for further details on our adoption of the new lease accounting standard.

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

	As of June 30,
(thousands of dollars)	2019	2018
Cash and cash equivalents	$1,156	$2,715
Restricted cash - pledged deposits for performance bonds	3,768	3,668
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$4,924	$6,383

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

Notes Receivable

These assets are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market.  They are carried at amortized cost using the effective interest method less any provision for impairment. Management monitors these assets for credit quality and recoverability on a quarterly basis, including the value of any collateral. If the value of the collateral, less selling or recovery costs, exceeds the recorded investment in the asset, no impairment costs would be recorded.

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

At June 30, 2019 the Company’s cash balances were $1.2 million and the Company had a working capital deficit balance of $2.7 million.  Subsequent to August 7, 2019, the Company expects to fund operations as follows:

•                  Payment due August 30, 2019 or earlier in the amount of $1.25 million from sale of uranium royalty interests and the Laramide Resources Ltd. promissory note (Note 4) to Uranium Royalty Corp. (Note 5).

•                  The Stock Purchase Agreement with Lincoln Park Capital, LLC. whereby the Company may place up to $10.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24-months ending in June 2021.

•                  The Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. which currently has $23.8 million remaining sales capacity, subject to the registration of shares on Form S-3.  The Company is currently ineligible to register additional shares on Form S-3 pursuant to the SEC’s shelf registration rules.

•                  Other debt and equity financings and asset sales.

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

As of June 30, 2019, the Company has received three tranches of Laramide common shares as partial consideration for the sale of HRI, which has resulted in the receipt of 2,218,133, 1,982,483 and 2,483,034 Laramide common shares in January 2017, January 2018 and January 2019, respectively.  These share payments represent the initial consideration from the January 2017 sale of HRI and two note installments in January 2018 and January 2019.  The first note installment in the amount of $1.5 million in January 2018, consisted of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares.  The second note installment in the amount of $1.5 million in January 2019, consisted of $750,000 in cash and the issuance of 2,483,034 of Laramide’s common shares.  Additionally, Laramide has made interest payments of $70,764 in cash during the six months ending June 30, 2019 and Laramide made an interest payment for Q2 2019 in the amount of $25,258 on July 18, 2019.

For the six months ended June 30, 2019, the Company sold the third tranche of 2,483,034 Laramide common shares and 2,218,133 Laramide warrants resulting in net proceeds of $0.5 million and a net loss on sale of marketable securities of $0.7 million.

The following tables show the notes receivable, accrued interest and unamortized discount on the Company’s notes receivable as of June 30, 2019 and December 31, 2018.

	June 30, 2019
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide — current	$2,000	$26	$(259)	$1,767
Total Notes Receivable — current and non-current	$2,000	$26	$(259)	$1,767

	December 31, 2018
(thousands of dollars)	Note Amount	Plus Accrued Interest	Less Unamortized Note Discount	Note Balance per Balance Sheet
Current Assets
Notes receivable Laramide — current	$1,500	$45	$—	$1,545

Non-current Assets
Notes receivable — Laramide — non-current	2,000	—	(507)	1,493

Total Notes Receivable — current and non-current	$3,500	$45	$(507)	$3,038

5. ASSETS HELD FOR SALE

On March 5, 2019, the Company entered into an Asset Purchase Agreement with Uranium Royalty (USA) Corp. and Uranium Royalty Corp. (together “URC”) for the sale of four of its royalty interests on future uranium production from mineral properties located in South Dakota, Wyoming and New Mexico, as well as the remaining amount of the Laramide promissory note in the amount of $2.0 million as discussed above, for $2.75 million, including $0.5 million paid at signing. On June 28, 2019, Westwater and URC entered into an Amendment to the Agreement (collectively referred to as the “Agreement”). The Amendment extended the date for closing from July 31, 2019 to August 30, 2019. In addition, URC delivered an additional $1.0 million as deposit to the Company upon signing the Amendment, increasing the total deposit to $1.5 million, which will be credited against the purchase price at the closing of the transaction. The transaction will close following satisfaction or waiver of the closing conditions, which conditions include, among other things, the execution of various assignment agreements. Under the terms of the Agreement, the Company is set to transfer ownership of the royalties and promissory note at the closing date in exchange for the final payment of $1.25 million.

The Agreement contains certain termination rights and remedies for both URC and the Company.  Subject to certain limitations, in the event that the transaction does not close by August 30, 2019, the Company may terminate the Agreement and retain the $1.5 million deposit. In the event that there is a material uncured inaccuracy in any representation or warranty or a material breach of any covenant of the Company, URC has the right to terminate the Agreement and seek a return of the deposit or to seek specific performance of the Agreement. In the event that there is a material uncured inaccuracy in any representation or warranty or a material breach of any covenant of URC, the Company has the right to terminate the Agreement or to seek specific performance of the Agreement. The Agreement will terminate automatically if the closing thereunder has not occurred on or before August 30, 2019, unless otherwise agreed by the parties.

As a result of execution of the Agreement, the Laramide promissory note has been re-classified as held for sale and is recorded at its carrying value of $1.8 million in the June 30, 2019 financials since the carrying value does not exceed its fair value. The $1.5 million cash deposit received from URC could be forfeited in the event that the Agreement is terminated due to the Company’s breach of certain terms of the Agreement. Accordingly, the Company has recorded the deposit as a liability on the balance sheet and will only recognize income when all conditions of the Agreement have been met and closing is complete. The royalty interests being purchased by URC have no carrying value and accordingly, no subsequent adjustments have been made.

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

The Company believes that the fair value of its assets and liabilities approximate their reported carrying amounts.  The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of June 30, 2019 and December 31, 2018 and indicate the fair value hierarchy.

	June 30, 2019
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Non-current Assets
Restricted cash	$3,768	$—	—	$3,768
Total non-current assets recorded at fair value	$3,768	$—	$—	$3,768

	December 31, 2018
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$415	$—	$—	$415
Total current assets recorded at fair value	$415	$—	$—	$415
Non-current Assets
Restricted cash	$3,732	$—	—	$3,732
Total non-current assets recorded at fair value	$3,732	$—	$—	$3,732

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash.

7. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at June 30, 2019
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,142	$—	$—	$—	$3,142
Mineral rights and properties	—	—	8,972	7,806	—	16,778
Other property, plant and equipment	7	440	—	—	138	585
Total	$7	$3,582	$8,972	$7,806	$138	$20,505

	Net Book Value of Property, Plant and Equipment at December 31, 2018
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,256	$—	$—	$—	$3,256
Mineral rights and properties	—	—	8,973	7,806	—	16,779
Other property, plant and equipment	8	348	—	—	162	518
Total	$8	$3,604	$8,973	$7,806	$162	$20,553

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

8. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three and six months ended June 30, 2019 and 2018 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(thousands of dollars)
Temrezli project, Turkey	$—	$17	$1	$96
Total Turkey projects	—	17	1	96

Kingsville Dome project, Texas	145	172	389	423
Rosita project, Texas	100	158	217	355
Vasquez project, Texas	126	97	312	331
Other projects, Texas	(9)	(6)	(9)	1
Total Texas projects	362	421	909	1,110

Cebolleta project, New Mexico	440	389	440	389
Juan Tafoya project, New Mexico	3	3	9	9
Total New Mexico projects	443	392	449	398

Columbus Basin project, Nevada	1	120	1	122
Railroad Valley project, Nevada	—	12	—	16
Total Nevada projects	1	132	1	138

Sal Rica project, Utah	1	(2)	1	—
Total Utah projects	1	(2)	1	—

Coosa project, Alabama	11	9	91	9
Bama project, Alabama	6	—	6	—
Total Alabama Projects	17	9	97	9

Total expense for the period	$824	$969	$1,458	$1,751

9. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	June 30,	December 31,
(thousands of dollars)	2019	2018
Balance, beginning of period	$6,203	$5,731
Liabilities settled	(320)	(521)
Liabilities disposed	(13)	—
Accretion expense	156	993
Balance, end of period	6,026	6,203
Less: Current portion	(881)	(708)
Non-current portion	$5,145	$5,495

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

Common Stock Issued, Net of Issuance Costs

Stock Purchase Agreement with Lincoln Park Capital Fund, LLC.  (“Lincoln Park”)

On May 24, 2019, Westwater entered into a securities purchase agreement, as amended by Amendment No. 1 thereto dated as of May 30, 2019 (as so amended, the “Purchase Agreement”), with Lincoln Park, pursuant to which the Company agreed to issue and sell to Lincoln Park, and Lincoln Park agreed to purchase from the Company (i) 104,294 shares of the Company’s Common Stock, par value $0.001 per share (collectively, the “Common Shares”) and (ii) warrants (the “Warrants”) to initially purchase an aggregate of up to 182,515 shares of Common Stock (the “Warrant Shares”), at an exercise price of $5.062 per share, for an aggregate of $550,751.  On May 30, 2019 (the “Closing Date”), the Company issued and sold the Common Shares and the Warrants to Lincoln Park and received aggregate gross proceeds before expenses of $550,751. The Warrants will become exercisable upon the six-month anniversary of the Closing Date and thereafter at any time during the five-year period following such date.

Purchase Agreement (“PA”) with Lincoln Park

On June 6, 2019, the Company entered into the PA with Lincoln Park to place up to $10.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months.  Westwater will control the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the PA.  Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company’s prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock.  The agreement may be terminated by Westwater at any time, in its sole discretion, without any additional cost or penalty.

The PA specifically provides that the Company may not issue or sell any shares of its common stock under the PA if such issuance or sale would breach any applicable rules of The Nasdaq Capital Market.  In particular, Nasdaq Listing Rule 5635(d) provides that the Company may not issue or sell more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the PA without shareholder approval.  On August 6, 2019 the Company conducted a Special Meeting of Shareholders whereby the Company received such approval.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock. There are no upper limits on the price per share that Lincoln Park must pay for shares of common stock.

Following effectiveness of an S-1 registration statement relating to the resale of the shares subject to the PA on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the PA.  During the quarter ended June 30, 2019, the Company sold 60,000 shares of common stock for gross proceeds of $0.3 million.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into the at-the-market offering (the “ATM Offering”) with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, $8.0 million of which shares were registered for sale under a registration statement on Form S-3, which was declared effective on March 9, 2017. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of June 30, 2019, the Company had sold 488,685 shares of common stock for net proceeds of $6.1 million under the ATM Offering, of which, 57,205 shares of common stock and net proceeds of $0.4 million was sold in the six months ended June 30, 2019. As a result, the Company had approximately $23.8 million remaining available for future sales under the ATM Offering, but has nil registered for sale as of June 30, 2019.

Common Stock Issued for Acquisition of Alabama Graphite

As discussed in Note 3 above, on April 23, 2018, the Company issued 232,504 shares of common stock in exchange for 100% of the outstanding shares of Alabama Graphite as part of the purchase consideration paid to acquire Alabama Graphite.

11. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”) and the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017 and April 18, 2019, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000 shares and 66,000 shares respectively and in 2017 re-approve the material terms of the performance goals under the plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is currently 66,278 shares of common stock, plus unissued shares under the prior plans. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of April 18, 2019, 66,278 shares were available for future issuances under the 2013 Plan.  For the six months ending June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $15,424 and $162,222, respectively.  Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Anatolia Energy Limited in November 2015, the Company issued 7,495 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy Limited.  The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.0001096.  The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Limited. As of June 30, 2019, there were 113 replacement options outstanding and no performance shares outstanding.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 50,168 replacement options and warrants to the option and warrant holders of Alabama Graphite.  The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.0016.  The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.0016 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of June 30, 2019, there were 5,568 replacement options and 11,440 replacement warrants outstanding.

Stock Options

The following table summarizes stock options outstanding and changes for the three-month periods ending June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at beginning of period	19,170	$79.78	5,723	$276.50
Granted	—	—	7,280	84.00
Expired	(624)	80.58	(680)	466.46
Stock options outstanding at end of period	18,546	$64.49	12,323	$152.50
Stock options exercisable at end of period	18,546	$64.49	12,243	$153.00

The following table summarizes stock options outstanding and exercisable by stock option plan at June 30, 2019:

	Outstanding Stock Options		Exercisable Stock Options
Stock Option Plan	Number of Outstanding Stock Options	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
2004 Plan	96	$1,752.25	96	$1,752.25
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	12,766	35.41	12,766	35.41
Replacement Stock Options-Alabama Graphite	5,568	80.96	5,568	80.96
Replacement Stock Options-Anatolia Energy	113	831.50	113	831.50
	18,546	$64.49	18,546	$64.49

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

The following table summarizes RSU activity for the three-month periods ended June 30, 2019 and 2018:

	June 30,		June 30,
	2019		2018
	Number of RSUs	Weighted- Average Grant Date Fair Value	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested RSUs at beginning of period	2,260	$70.00	3,578	$70.00
Granted	—	—	—	—
Forfeited	(565)	70.00	(189)	70.00
Vested	—	—	—	—
Unvested RSUs at end of period	1,695	$70.00	3,389	$70.00

12. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period.  Additionally, potentially dilutive shares of 217,862 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the six months ended June 30, 2019.

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

The right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term using a discount rate of 9.5%. This rate is the Company’s current estimated incremental borrowing rate.

The Company has operating leases for corporate offices, storage space and equipment.  The leases have remaining lease terms of 1 to 5 years, one of which includes an option to extend the corporate office lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the ROU asset and related lease liability, but rather expensed in the period incurred.

The Company is party to several leases that are for under one year in length. These include such leases as those for land used in exploration and mining activities, office equipment, machinery, office space, storage and other. The Company has elected the short-term lease exemptions allowed under the new leasing standards, whereby leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term.

The components of lease expense were as follows:

June 30
(thousands of dollars)	2019
Operating lease cost	$81

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019
Cash paid for amounts included in lease liabilities:
(thousands of dollars)
Operating cash flows from operating leases	$77

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$541

Supplemental balance sheet information related to leases was as follows:

(thousands of dollars, except lease term and discount rate)	June 30, 2019
Operating Leases
Operating lease right-of-use assets	$541

Current portion of lease liabilities	$151
Operating lease liabilities — long term portion	396
Total operating lease liabilities	$547

		June 30,
		2019

Weighted Average Remaining Lease Term	Operating leases	4.2 Years

Discount Rate	Operating leases	9.5%

Maturities of lease liabilities are as follows:

Lease payments by year (In thousands)	Operating Leases

2019	$79
2020	159
2021	161
2022	162
2023	94
Total lease payments	655
Less imputed interest	(108)
Total	$547

As of June 30, 2019, the company has $0.5 million in ROU assets and $0.5 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for its corporate office in Centennial, Colorado, with $0.6 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.7 million.

15. GEOGRAPHIC AND SEGMENT INFORMATION

The Company currently operates in three reportable segments, which are uranium, lithium and graphite mining activities, including exploration, standby operations and restoration and reclamation activities.  As a part of these activities, the Company also explores, evaluates and, if warranted, permits uranium, lithium and graphite properties.  The Company’s long-term assets were $24.4 million and $25.8 million as of June 30, 2019 and December 31, 2018, respectively. 100% of the long-term assets are located in the United States.  The Company reported no revenues during the six months ended June 30, 2019 and June 30, 2018.

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

The table below provides a breakdown of the long-term assets by reportable segments as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$138	$11,395	$—	$8,972	$20,505
Restricted cash	—	3,758	—	10	3,768
Notes receivable, non-current	—	—	—	—	—
Operating lease right of use assets	517	24	—	—	541
Total long-term assets	$655	$15,177	$—	$8,982	$24,814

	December 31, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$162	$11,418	$—	$8,973	$20,553
Restricted cash	—	3,722	—	10	3,732
Notes receivable, non-current	—	1,493	—	—	1,493
Total long-term assets	$162	$16,633	$—	$8,983	$25,778

The table below provides a breakdown of the reportable segments for the three months ended June 30, 2019 and June 30, 2018.  Non-mining activities and other administrative operations are reported in the Corporate column.

	Three months Ended June 30, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$805	$2	$17	$824
General and administrative expenses	1,570	433	—	58	2,061
Sales and marketing expenses	—	—	—	(7)	(7)
Accretion of asset retirement costs	—	30	—	—	30
Depreciation and amortization	1	24	—	—	25
	1,571	1,292	2	68	2,933
Loss from operations	(1,571)	(1,292)	(2)	(68)	(2,933)
Other income	158	—	—	—	158
Loss before taxes	$(1,413)	$(1,292)	$(2)	$(68)	$(2,775)

	Three months Ended June 30, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$830	$130	$9	$969
General and administrative	1,364	453	—	237	2,054
Acquisition related expenses	(422)	—	—	—	(422)
Accretion of asset retirement costs	—	134	—	—	134
Impairment of uranium properties	—	17,968	—	—	17,968
Depreciation and amortization	1	31	—	1	33
	943	19,416	130	247	20,736
Loss from operations	(943)	(19,416)	(130)	(247)	(20,736)
Other income	172	107	—	—	279
Loss before taxes	$(771)	$(19,309)	$(130)	$(247)	$(20,457)

The table below provides a breakdown of the reportable segments for the six months ended June 30, 2019 and June 30, 2018.  Non-mining activities and other administrative operations are reported in the Corporate column.

	Six months Ended June 30, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$1,358	$3	$97	$1,458
General and administrative expenses	2,849	825	—	205	3,879
Sales and marketing expenses	—	—	—	11	11
Accretion of asset retirement costs	—	156	—	—	156
Depreciation and amortization	2	46	—	—	48
	2,851	2,385	3	313	5,552
Loss from operations	(2,851)	(2,385)	(3)	(313)	(5,552)
Other (expense) income	(397)	—	—	—	(397)
Loss before taxes	$(3,248)	$(2,385)	$(3)	$(313)	$(5,949)

	Six months Ended June 30, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$1,604	$138	$9	$1,751
General and administrative	2,717	905	—	237	3,859
Acquisition related expenses	333	—	—	—	333
Accretion of asset retirement costs	—	268	—	—	268
Impairment of uranium properties	—	17,968	—	—	17,968
Depreciation and amortization	2	64	—	1	67
	3,052	20,809	138	247	24,246
Loss from operations	(3,052)	(20,809)	(138)	(247)	(24,246)
Other income	253	117	—	—	370
Loss before taxes	$(2,799)	$(20,692)	$(138)	$(247)	$(23,876)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the six months ended June 30, 2019 has been prepared based on information available to us as of August 7, 2019. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2018 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Section 232 Investigation

The US Department of Commerce initiated a Section 232 investigation in July 2018 to determine whether the present quantity of uranium ore and product imports threaten to impair US national security.  This trade investigation was initiated under section 232 of the Trade Expansion Act after two US uranium producers petitioned the Department of Commerce in January 2018, seeking an order that US nuclear utilities be required to purchase 25% of their uranium from US domestic production.  US uranium production has declined significantly since 1987, with domestic uranium producers experiencing a major slowdown in operations and employment.

On 12 July 2019, President Trump announced the completion of the section 232 trade investigation. President Trump decided to take no trade action, which has allayed market uncertainty about whether a quota, tariff or other trade action would be imposed under the broad power delegated to the President under section 232. Instead, President Trump ordered a review of the domestic nuclear supply chain (uranium production, conversion, enrichment and fabrication) in the context of the 2017 White House initiative to revive, revitalize and expand the nuclear energy sector.

Although President Trump did not agree that uranium imports threaten to impair the national security of the United States, he acknowledged that the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security.  Accordingly, to address concerns regarding the production of domestic uranium and ensure a comprehensive review of the domestic nuclear supply chain, the President directed that a Nuclear Fuel Working Group be established. The Working Group will include the Secretary of State, Secretary of Energy and Secretary of Defense, among other key officials, and will develop recommendations for reviving and expanding domestic nuclear fuel production (that is, uranium, conversion, enrichment and fuel fabrication). Within 90 days the Working Group must submit a report to the President making recommendations to further enable domestic nuclear fuel production.

RECENT DEVELOPMENTS

Equity Financings

Stock Purchase Agreement with Lincoln Park Capital Fund, LLC.  (“Lincoln Park”)

On May 24, 2019, Westwater entered into a securities purchase agreement, as amended by Amendment No. 1 thereto dated as of May 30, 2019 (as so amended, the “Purchase Agreement”), with Lincoln Park, pursuant to which the Company agreed to issue and sell to Lincoln Park, and Lincoln Park agreed to purchase from the Company (i) 104,294 shares of the Company’s Common Stock, par value $0.001 per share (collectively, the “Common Shares”) and (ii) warrants (the “Warrants”) to initially purchase an aggregate of up to 182,515 shares of Common Stock (the “Warrant Shares”), at an exercise price of $5.062 per share, for an aggregate of $550,751.  On May 30, 2019 (the “Closing Date”), the Company issued and sold the Common Shares and the Warrants to Lincoln Park and received aggregate gross proceeds before expenses of $550,751. The Warrants will become exercisable upon the six-month anniversary of the Closing Date and thereafter at any time during the five-year period following such date.

Purchase Agreement (“PA”) with Lincoln Park

On June 6, 2019, the Company entered into the PA with Lincoln Park to place up to $10.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months.  Westwater will control the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the PA.  Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company’s prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock.  The PA may be terminated by Westwater at any time, in its sole discretion, without any additional cost or penalty.

The PA specifically provides that the Company may not issue or sell any shares of its common stock under the PA if such issuance or sale would breach any applicable rules of The Nasdaq Capital Market.  In particular, Nasdaq Listing Rule 5635(d) provides that the Company may not issue or sell more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the PA without shareholder approval.  On August 6, 2019 the Company conducted a Special Meeting of Shareholders whereby the Company received such approval.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock. There are no upper limits on the price per share that Lincoln Park must pay for shares of common stock.

Following effectiveness of an S-1 registration statement relating to the resale of the shares subject to the PA on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the PA.  During the quarter ended June 30, 2019, the Company sold 60,000 shares of common stock for net proceeds of $0.3 million.

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

Reclamation Success in Texas

Westwater has completed wellfield plugging at the Vasquez Project and the Texas Commission on Environmental Quality has approved this phase of reclamation. This paves the way for bond releases in 2019, including the release of a surety bond posted by the Company in the amount of $208,657 as announced by the Company on March 4, 2019. Reclamation of the waste disposal well and its associated pond, as well as the remainder of the surface, is scheduled for completion in early 2020.

At the Rosita Project, also located in Texas, the wellfield Production Areas 1 & 2 are plugged, and surface reclamation in those areas is expected to be completed in 2019.

Royalty and Promissory Note Sale

On March 5, 2019, Westwater entered into an agreement to sell four royalties on uranium properties located in South Dakota, Wyoming and New Mexico and a promissory note due in 2020 to Uranium Royalty Corp. for $2.75 million, including $0.5 million paid at signing. On June 28, 2019, Westwater and URC entered into an amendment to the agreement. The amendment extended the date for closing under the agreement to August 30, 2019. In addition, URC delivered an additional $1,000,000 as deposit to the Company upon signing the amendment, increasing the total deposit to $1,500,000, which will be credited against the purchase price at the closing of the transaction. The transaction will close following satisfaction or waiver of the closing conditions, which conditions include, among other things, the execution of various assignment agreements.

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

As a result, on December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey before the International Center for the Settlement of Investment Disputes (“ICSID”) pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments. The ICSID proceeding has begun, and although there are no schedules yet for any arbitration milestones, the Company expects a schedule to be set before the end of the year.

Compliance with Nasdaq Minimum Bid Requirement

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

On March 12, 2019, the Company received a letter from the Listing Qualifications Staff of Nasdaq notifying the Company that, based upon the Company’s continuing non-compliance with the Rule, the Staff had determined that the Company’s common stock would be delisted from Nasdaq unless the Company timely requests an appeal of such determination to a Nasdaq hearings panel. The Company appealed the Staff’s determination by requesting a hearing before a Nasdaq hearings panel, which hearing was held on May 2, 2019. On May 8, 2019, the Company received a written confirmation from the Nasdaq Office of General Counsel that the

Company had regained compliance with the Rule. The May 8, 2019 letter also confirmed that the Nasdaq hearings panel affirmed continued listing of the Company’s common stock on the Nasdaq Stock Market and has closed the compliance review.

Reverse Stock Split

On April 22, 2019, following the close of trading, Westwater effected a one-for-fifty reverse split of its common shares.  The consolidated common shares began trading on a split-adjusted basis on April 23, 2019.  On April 18, 2019, at the Annual Meeting of Stockholders, the Company received approval for a charter amendment permitting Westwater to effect a reverse split.  The primary purpose of the reverse split was to bring Westwater into compliance with the Nasdaq’s $1.00 minimum bid price requirement to maintain Westwater’s stock listing on Nasdaq.

The reverse split reduced the number of Westwater’s outstanding common stock from 74,707,659 shares to 1,494,153 shares of common stock.  No fractional shares were issued as a result of the reverse stock split.  Any fractional shares that would have resulted were settled in cash. All share data herein has been retroactively adjusted for the reverse stock split.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the three months ended June 30, 2019 was $2.8 million, or $1.79 per share, as compared with a consolidated net loss of $20.5 million, or $25.63 per share for the same period in 2018.  For the three months ended June 30, 2018, the $17.7 million decrease in our consolidated net loss from the respective prior period was primarily the result of the June 2018 impairment charge for the Temrezli and Sefaatli uranium mineral interests.

Our consolidated net loss for the six months ended June 30, 2019 was $5.9 million, or $3.93 per share, as compared with a consolidated net loss of $23.9 million, or $35.14 per share for the same period in 2018.  For the six months ended June 30, 2019, the $17.9 million decrease in our consolidated net loss from the respective prior period once again was primarily the result of the June 2018 impairment charge for the Temrezli and Sefaatli uranium mineral interests.

Mineral Property Expenses

The following table details our mineral property expenses for the three and six months ended June 30, 2019 and 2018:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2019	2018	2019	2018
	(thousands of dollars)
Restoration/Recovery expenses
Rosita Project	$11	$67	$(7)	$167
Vasquez Project	40	17	77	101
Total restoration/recovery expenses	51	84	70	268

Standby care and maintenance expenses
Kingsville Dome Project	133	156	286	314
Rosita Project	84	86	201	178
Vasquez Project	69	64	142	138
Temrezli Project	—	17	—	96
Total standby care and maintenance expenses	286	323	629	726

Exploration and evaluation costs	12	11	92	21

Land maintenance and holding costs	475	551	667	736
Total mineral property expenses	$824	$969	$1,458	$1,751

For the three and six months ended June 30, 2019, mineral property expenses decreased by $0.1 million and $0.3 million from the corresponding periods during 2018.  For both of the comparative periods, the decreases were primarily due to a reduction in reclamation activities at the Vasquez and Rosita Projects due to adverse weather conditions in 2019, a reduction in operating activities at the Temrezli Project due to the revocation of the mining licenses by the government of Turkey in June 2018 and by a decrease in land holding costs resulting from reduced lease rentals for the Cebolleta mineral lease in New Mexico.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the six months ended June 30, 2019 and 2018 were:

	For the Three months ended June 30,		For the Six months ended June 30,
	2019	2018	2019	2018
	(thousands of dollars)

Stock compensation expense	$8	$82	$15	$162
Salaries and payroll burden	725	646	1,410	1,375
Legal, accounting, public company expenses	1,115	722	1,960	1,399
Insurance and bank fees	109	136	234	277
Consulting and professional services	36	300	75	315
Office expenses	58	114	162	237
Other expenses	3	54	34	94
Total	$2,054	$2,054	$3,890	$3,859

For the three and six months ended June 30, 2019, general and administrative charges increased only slightly as compared with the corresponding periods in 2018.  For both of the comparative periods, 2019 increases in legal, accounting and public company expenses were due to financing activities, Nasdaq compliance activities, shareholder meeting costs and legal and ICSID fees related to the Republic of Turkey arbitration proceeding, which were offset by decreases in stock compensation expense, office expenses and consulting expenses. The higher consulting expenses in 2018 were primarily related to the Alabama Graphite acquisition.

Other Income and Expenses

For the three months ended June 30, 2019, the $0.1 million decrease in other income compared to the three months ended June 30, 2018 was primarily due to proceeds received from sale of scrap metal in the 2018 period, while there were no sales of scrap metal in the 2019 period.

For the six months ended June 30, 2019, the $0.8 million decrease in other income compared to the six months ended June 30, 2018 was primarily due to proceeds received from sale of scrap metal in the 2018 period of $0.1 million, while there were no sales of scrap metal in the 2019 period, plus during the 2019 period the Company sold the third tranche of 2,483,034 Laramide common shares along with 2,218,333 Laramide warrants resulting in net proceeds of $0.5 million and a net loss on sale of marketable securities of $0.7 million.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $4.3 million for the six months ended June 30, 2019, as compared with $6.1 million for the same period in 2018. The $1.8 million decrease in cash used was primarily due to an increase in cash from working capital items, primarily an increase of $1.6 million in accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2019, as compared with $26,000 of cash provided by investing activities for the six months ended June 30, 2018.  For the 2019 period, the Company received note payments on the Laramide note in the amount of $0.8 million in cash.  Additionally, the Company received net proceeds of $0.5 million from the sale of Laramide securities and $1.5 million from URC as a deposit in accordance with the terms of the Asset Purchase Agreement signed on March 5, 2019.  For the 2018 period, the Company received a note payment on the Laramide note in the amount of $1.1 million in cash.  Additionally, the Company received net proceeds of $0.5 million from the sale of Laramide securities.  These increases were partially offset by cash used for note advances to Alabama Graphite of $1.5 million.

Financing Activities

Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2019 from the proceeds of sales of common stock through the Company’s Cantor ATM Offering agreement, to Lincoln Park pursuant to the Stock Purchase Agreement and to Lincoln Park under the Purchase Agreement.

For the six months ended June 30, 2018 the Company received net cash proceeds of $1.3 million, $2.9 million and $0.5 million from the sale of common stock sold through the Company’s Common Stock Purchase Agreement with Aspire Capital, LLC (“Aspire”), a registered direct offering to Aspire and the Cantor ATM Offering agreement, respectively.

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

At June 30, 2019 the Company’s cash balances were $1.2 million and the Company had a working capital deficit balance of $2.7 million.  Subsequent to August 7, 2019, the Company expects to fund operations as follows:

•                  Payment due August 30, 2019 or earlier in the amount of $1.25 million from sale of uranium royalty interests and the Laramide Resources Ltd. promissory note (Note 4) to Uranium Royalty Corp. (Note 5).

•                  The Stock Purchase Agreement with Lincoln Park Capital, LLC, whereby the Company may place up to $10.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24-months ending in June 2021.

•                  The Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. which currently has $23.8 million remaining sales capacity, subject to the registration of shares on Form S-3.  The Company is currently ineligible to register additional shares on Form S-3 pursuant to the SEC’s shelf registration rules.

•                  Other debt and equity financings and asset sales.

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

OFF-BALANCE SHEET ARRANGEMENTS

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, other than as set forth below.

Arbitration Against Turkey

On December 13, 2018, Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments.  The Request for Arbitration was filed as a result of the Republic of Turkey’s unlawful actions against the Company’s investments at the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”).  Specifically, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, they now assert that these were issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under Turkish and international law. Westwater has reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy its unlawful actions, but to no avail.

On December 21, 2018, ICSID registered Westwater’s Request for Arbitration.  On May 1, 2019, the three-member ICSID panel for the arbitration was established.  The parties are working with the panel to put into place a procedural order that will govern the process, procedure and schedule for the arbitration.  It is anticipated that the procedural order will be finalized in September 2019, and thereafter the arbitration will proceed in accordance with that order.

ITEM 1A.  RISK FACTORS.

There have been no material changes from those risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which are incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended through April 22, 2019.

4.1

Warrant to Purchase Common Stock issued to Lincoln Park Capital Fund, LLC, dated May 30, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019).

10.1

Securities Purchase Agreement, dated May 24, 2019, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019).

10.2

Amendment No. 1 to Securities Purchase Agreement, dated May 30, 2019, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2019).

10.3

Registration Rights Agreement, dated May 24, 2019, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 31, 2019).

10.4

Purchase Agreement, dated June 6, 2019, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2019).

10.5

Registration Rights Agreement, dated June 6, 2019, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 11, 2019).

10.6	Amendment No. 1 to Asset Purchase Agreement, dated June 28, 2019, among the Company, Uranium Royalty (USA) Corp., and Uranium Royalty Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS:	XBRL Instance Document

101.SCH:	XBRL Taxonomy Extension Schema Document

101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB:	XBRL Taxonomy Extension Label Linkbase Document

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTWATER RESOURCES, INC.

Dated: August 7, 2019	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2019	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)