Form 10-Q
period 2019-09-30
WESTWATER RESOURCES, INC.
filed 2019-11-06
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

Or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001‑33404

WESTWATER RESOURCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75‑2212772
(State of Incorporation)	(I.R.S. Employer Identification No.)

6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112

(Address of Principal Executive Offices, Including Zip Code)

(303) 531‑0516

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	WWR	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	2,879,381 as of November 6, 2019

WESTWATER RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

		September 30,	December 31,
	Notes	2019	2018
ASSETS

Current Assets:
Cash and cash equivalents	1	$716	$1,577
Marketable securities	6	—	415
Assets held for sale	4,5	—	1,545
Prepaid and other current assets		634	643
Total Current Assets		1,350	4,180

Property, plant and equipment, at cost:
Property, plant and equipment		91,770	91,772
Less accumulated depreciation and depletion		(71,289)	(71,219)
Net property, plant and equipment	7	20,481	20,553
Operating lease right-of-use assets	14	513	—
Restricted cash	1,6	3,784	3,732
Assets held for sale, non-current	4	—	1,493
Total Assets		$26,128	$29,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable		$1,247	$776
Accrued liabilities		1,658	1,688
Current portion of asset retirement obligations	9	895	708
Operating lease liability - current	14	152	—
Total Current Liabilities		3,952	3,172

Asset retirement obligations, net of current portion	9	5,327	5,495
Other long-term liabilities		500	500
Operating lease liability, net of current	14	369	—
Total Liabilities		10,148	9,167

Commitments and Contingencies	13

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares - 2,125,156 and 1,436,555 respectively
Outstanding shares - 2,124,995 and 1,436,394 respectively	10	2	1
Paid-in capital	10,11	315,893	313,012
Accumulated other comprehensive loss		—	(90)
Accumulated deficit		(299,657)	(291,874)
Less: Treasury stock (161 and 161 shares, respectively), at cost		(258)	(258)
Total Stockholders’ Equity		15,980	20,791

Total Liabilities and Stockholders’ Equity		$26,128	$29,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Notes	2019	2018	2019	2018

Operating Expenses:
Mineral property expenses	8	$(851)	$(955)	$(2,309)	$(2,706)
General and administrative expenses		(1,359)	(1,705)	(4,764)	(5,437)
Arbitration costs		(146)	(98)	(631)	(225)
Acquisition related costs	3	—	—	—	(333)
Accretion of asset retirement obligations	9	(197)	(133)	(353)	(401)
Depreciation and amortization		(23)	(27)	(71)	(94)
Impairment of uranium properties	7	—	—	—	(17,968)
Total operating expenses		(2,576)	(2,918)	(8,128)	(27,164)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities	4	—	(391)	(720)	(484)
Interest income	4	13	167	347	513
Gain on disposal of uranium assets	5	729	—	729	—
Other income (expense)		—	5	(11)	123
Total other income (expense)		742	(219)	345	152

Net Loss		$(1,834)	$(3,137)	$(7,783)	$(27,012)

Other Comprehensive Income (Loss)
Unrealized fair value (decrease) increase on available-for-sale securities		$—	$279	$—	$(777)
Transfer to realized loss upon sale of available-for-sale securities		—	391	90	484
Comprehensive Loss		$(1,834)	$(2,467)	$(7,693)	$(27,305)

BASIC AND DILUTED LOSS PER SHARE		$(0.95)	$(3.07)	$(4.72)	$(33.98)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		1,931,419	1,022,370	1,649,145	795,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION

(expressed in thousands of dollars)

(unaudited)

		For the Nine Months Ended September 30,
	Notes	2019	2018
Operating Activities:
Net loss		$(7,783)	$(27,012)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense		8	—
Accretion of asset retirement obligations	9	353	401
Decrease in restoration and reclamation accrual	9	(334)	(485)
Amortization of note receivable discount	4	(299)	(507)
Amortization of non-cash investor relations fee		—	21
Depreciation and amortization		71	94
Stock compensation expense	11	255	308
Common stock issued for consulting services		—	95
Common stock issued for purchase of lithium mineral interests		—	114
Impairment of uranium properties	7	—	17,968
Gain on disposal of uranium assets	5	(729)	(11)
Loss on sale of marketable securities	4	720	484
Effect of changes in operating working capital items:
Decrease in prepaids and other		105	195
Increase (decrease) in payables and accrued liabilities		441	(697)
Net Cash Used In Operating Activities		(7,192)	(9,032)

Cash Flows From Investing Activities
Proceeds from the sale of securities, net	4	536	834
Proceeds from sale of uranium assets, net	5	2,470	11
Proceeds from note receivable	4	750	1,134
Acquisition of Alabama Graphite, net of cash acquired	3	—	(1,547)
Net Cash Provided By Investing Activities		3,756	432

Cash Flows From Financing Activities:
Issuance of common stock, net	10	2,628	5,917
Payment of minimum withholding taxes on net share settlements of equity awards		(1)	(5)
Net Cash Provided By Financing Activities		2,627	5,912

Net decrease in cash, cash equivalents and restricted cash		(809)	(2,688)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		5,309	7,722
Cash, Cash Equivalents and Restricted Cash, End of Period		$4,500	$5,034
Cash Paid During the Period for:
Interest		$4	$7
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Securities received for payment of notes receivable – Laramide		750	750
Common stock issued for acquisition of Alabama Graphite		—	6,394
Stock options and warrants issued for acquisition of Alabama Graphite		—	89
Common stock issued for consulting services		—	95
Common stock issued for purchase of lithium mineral interests		—	114
Total Non-Cash Investing and Financing Activities for the Period		$750	$7,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury
Nine months ended September 30, 2019	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balances, January 1, 2019	1,436,555	$1	$313,012	$(90)	$(291,874)	$(258)	$20,791
Net loss	—	—	—	—	(7,783)	—	(7,783)
Common stock and common stock purchase warrants issued, net of issuance costs	688,208	1	2,628	—	—	—	2,629
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	393	—	254	—	—	—	254
Minimum withholding taxes on net share settlements of equity awards	—	—	(1)	—	—	—	(1)
Transfer to realized loss upon sale of available for sale securities	—	—	—	90	—	—	90
Balances, September 30, 2019	2,125,156	$2	$315,893	$0	$(299,657)	$(258)	$15,980

Balances, June 30, 2019	1,658,371	$2	$314,179	$—	$(297,823)	$(258)	$16,100
Net loss	—	—	—	—	(1,834)	—	(1,834)
Common stock and common stock purchase warrants issued, net of issuance costs	466,785	—	1,475	—	—	—	1,475
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	239	—	—	—	239
Balances, September 30, 2019	2,125,156	$2	$315,893	$—	$(299,657)	$(258)	$15,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

				Accumulated
				Other
	Common Stock			Comprehensive	Accumulated
Nine months ended September 30, 2018	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Treasury Stock	Total
Balances, January 1, 2018	555,806	$1	$297,277	$287	$(256,190)	$(258)	$41,117
Net loss	—	—	—	—	(27,012)	—	(27,012)
Common stock issued, net of issuance costs	353,909	—	5,917	—	—	—	5,917
Common stock, warrants and options issued for acquisition of Alabama Graphite	232,504	—	6,483	—	—	—	6,483
Common stock issued for consulting services	3,455	—	95	—	—	—	95
Common stock issued for purchase of lithium mineral interests	4,000	—	114	—	—	—	114
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	419	—	308	—	—	—	308
Minimum withholding taxes on net share settlements of equity awards	—	—	(5)	—	—	—	(5)
Unrealized holding loss on available-for-sale securities	—	—	—	(777)	—	—	(777)
Transfer to realized loss upon sale of available for sale securities	—	—	—	484	—	—	484
Balances, September 30, 2018	1,150,093	$1	$310,189	$(6)	$(283,202)	$(258)	$26,724

Balances, June 30, 2018	943,419	$1	$308,857	$(676)	$(280,065)	$(258)	$27,859
Net loss				—	(3,137)	—	(3,137)
Common stock issued, net of issuance costs	206,674	—	1,186	—	—	—	1,186
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	—	—	146	—	—	—	146
Unrealized holding loss on marketable securities	—	—	—	279	—	—	279
Transfer to realized loss upon sale of available-for-sale securities	—	—	—	391	—	—	391
Balances, September 30, 2018	1,150,093	$1	$310,189	$(6)	$(283,202)	$(258)	$26,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), formerly known as Uranium Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10‑Q and Rule 8‑03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s 2018 Annual Report on Form 10‑K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2019.

Significant Accounting Policies

Our significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10‑K for the year ended December 31, 2018. Refer to Note 14 for revisions made to our lease accounting policies resulting from our adoption of the new lease accounting standard effective January 1, 2019.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which supersedes existing guidance for lease accounting. This new standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases with the recognition of a right-of-use asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the right-of-use asset, and for operating leases, the lessee recognizes straight-line lease expense. The new lease accounting standard along with the clarifying amendments subsequently issued by the FASB, collectively became effective for the Company on January 1, 2019. The Company adopted the new lease accounting standard by applying the new lease guidance at the adoption date on January 1, 2019, and as allowed under the standard, used the modified retrospective method and elected not to restate comparative periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. As of January 1, 2019, in connection with the adoption of the new lease accounting standard, the Company recorded a right-of-use lease asset totaling $0.6 million with a corresponding lease liability totaling $0.6 million. Refer to Note 14 for further details on our adoption of the new lease accounting standard.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016‑13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016‑13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The adoption of this update, if applicable, will result in earlier recognition of losses and impairments.

In November 2018, the FASB issued ASU 2018‑19, “Codification Improvements to ASC 326, Financial Instruments – Credit Losses.” ASU 2016‑13 introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018‑19 is the final version of Proposed Accounting Standards Update 2018‑270, which has been deleted. Additionally, the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326‑20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases.

These updates are effective beginning January 1, 2023, and the Company is currently evaluating ASU 2016‑13 and ASU 2018‑19 and the potential impact of adopting this guidance on its financial reporting.

In August 2018, the FASB issued ASU 2018‑13, “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. ASU 2018‑13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Certain disclosures in the update are applied retrospectively, while others are applied prospectively. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	As of September 30,
(thousands of dollars)	2019	2018
Cash and cash equivalents	$716	$1,366
Restricted cash - pledged deposits for performance bonds	3,784	3,668
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$4,500	$5,034

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

At September 30, 2019 the Company’s cash balances were $0.7 million and the Company had a working capital deficit balance of $2.6 million. The Company’s cash balance at October 31, 2019 is $2.3 million. Subsequent to October 31, 2019, the Company expects to fund operations as follows:

•

The Stock Purchase Agreement with Lincoln Park Capital, LLC. whereby the Company may place up to $10.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 24-months ending in June 2021. The Company currently has $5.2 million remaining sales capacity, subject to the registration of shares on Form S-1. As of November 5, 2019, the Company has registered the resale by Lincoln Park of an additional 959,000 shares on Form S-1.

•

The Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. which currently has $23.8 million remaining sales capacity, subject to the registration of shares on Form S-3. The Company is currently eligible to, and intends to, register the sale of additional shares under the agreement on Form S-3 pursuant to the SEC's shelf registration rules.

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. ACQUISITIONS

Acquisition of Alabama Graphite

On April 23, 2018, the Company completed its acquisition of the outstanding securities of Alabama Graphite Corp. (“Alabama Graphite”) for total consideration of $8.9 million. Alabama Graphite is a Canadian entity that indirectly holds a 100% interest in the Coosa graphite project and Coosa mineral properties located in Alabama. The consideration was comprised of $2.4 million in cash used to fund Alabama Graphite’s operating activities prior to completion of the Alabama Graphite transaction and certain related transaction costs, $6.4 million in common stock of the Company and $89,000 for warrants and options in the Company. Each Alabama Graphite ordinary share was exchanged for 0.0016 common share of WWR. Each warrant and option of Alabama Graphite was also exchanged for warrants and options exercisable for common shares of WWR on the same terms and conditions as were applicable prior to the Alabama Graphite transaction, except that the exercise price was converted for the 0.0016 share exchange ratio and for the USD exchange rate on the agreement date which was $0.77809 (CAD to USD) on December 13, 2017. As a result, the Company issued 232,504 new shares, 7,280 options and 42,888 warrants. The value of the Company’s common stock issued as consideration was based upon the opening share price on April 23, 2018 of $27.50. The operating results of Alabama Graphite are included in the Consolidated Statement of Operations commencing April 23, 2018.

The Alabama Graphite loan from WWR was $1.8 million on April 23, 2018 and was eliminated when incorporated into the final acquisition accounting. Acquisition related costs were $1.9 million, of which $0.6 million was capitalized as additional cash consideration at the acquisition date for certain transaction costs that were directly related to the asset acquisition.

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration:
Cash	$2,397
Issuance of 232,504 common shares for replacement of Alabama Graphite shares	6,394
Issuance of 7,280 options for replacement of Alabama Graphite options	36
Issuance of 42,888 warrants for replacement of Alabama Graphite warrants	54
$8,881

The fair value of the consideration given was allocated as follows:
Assets:
Cash and cash equivalents	$17
Short-term receivables	113
Prepaid expenses	42
Property, plant, equipment and graphite mineral interests	8,973
Total assets	9,145
Liabilities:
Accounts payable and accrued liabilities	264
Total liabilities	264
Net assets	$8,881

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

4. NOTES RECEIVABLE

Laramide Note Receivable

As part of the consideration for the sale of Hydro Resources, Inc. (HRI) in January 2017, the Company received a promissory note in the amount of $5.0 million, secured by a mortgage over the Churchrock and Crownpoint properties owned by Laramide Resources Ltd. (“Laramide”). The note has a three-year term and carries an initial interest rate of 5%. The Company received the first two installment payments of $1.5 million each in January 2018 and January 2019. The final principal payment of $2.0 million is due and payable on January 5, 2020. Interest is payable on a quarterly basis during the final year. Laramide had the right to satisfy up to half of the principal payments by delivering shares of its common stock to the Company, which shares were valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before their respective anniversaries of the initial issuance date in January. The fair value of this note receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.

On August 30, 2019, the Company sold the promissory note (Note 5). Prior to August 30, 2019, the Company had received three tranches of Laramide common shares as partial consideration for the sale, which has resulted in the receipt of 2,218,133,  1,982,483 and 2,483,034 Laramide common shares in January 2017, January 2018 and January 2019, respectively. These share payments represented the initial consideration from the January 2017 sale of HRI and two note installments in January 2018 and January 2019. The first note installment in the amount of $1.5 million in January 2018, consisted of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares. The second note installment

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

in the amount of $1.5 million in January 2019, consisted of $750,000 in cash and the issuance of 2,483,034 of Laramide’s common shares. Additionally, Laramide made interest payments in the amount of $96,022 in cash during the nine months ending September 30, 2019.

During the nine months ended September 30, 2019, the Company sold the third tranche of 2,483,034 Laramide common shares and 2,218,133 Laramide warrants resulting in net proceeds of $0.5 million and a net loss on sale of marketable securities of $0.7 million.

The following tables show the notes receivable, accrued interest and unamortized discount on the Company’s notes receivable as of September 30, 2019 and December 31, 2018.

September 30, 2019
Less
			Unamortized	Note Balance
	Note	Plus Accrued	Note	per Balance
(thousands of dollars)	Amount	Interest	Discount	Sheet
Current Assets
Notes receivable Laramide – current	$—	$—	$—	$—
Subtotal Notes Receivable – current	$—	$—	$—	$—

Non-current Assets
Notes receivable – Laramide – non-current	$—	$—	$—	$—
Total Notes Receivable – current and non-current	$—	$—	$—	$—

	December 31, 2018
			Less
			Unamortized	Note Balance
	Note	Plus Accrued	Note	per Balance
(thousands of dollars)	Amount	Interest	Discount	Sheet
Current Assets
Notes receivable Laramide – current	$1,500	$45	$—	$1,545
Subtotal Notes Receivable – current	$1,500	$45	$—	$1,545

Non-current Assets
Notes receivable – Laramide – non-current	$2,000	$—	$(507)	$1,493
Total Notes Receivable – current and non-current	$3,500	$45	$(507)	$3,038

5. SALE OF URANIUM ASSETS

On March 5, 2019, the Company entered into an Asset Purchase Agreement with Uranium Royalty (USA) Corp. and Uranium Royalty Corp. (together “URC”) for the sale of four of its royalty interests on future uranium production from mineral properties located in South Dakota, Wyoming and New Mexico, as well as the remaining amount of the Laramide promissory note in the amount of $2.0 million as discussed above, for $2.75 million, including $0.5 million paid at signing. On June 28, 2019, Westwater and URC entered into an Amendment to the Agreement (collectively referred to as the "Agreement"). The Amendment extended the date for closing from July 31, 2019 to August 30, 2019. URC delivered an additional $1.0 million as deposit to the Company upon signing the Amendment. The transaction closed on August 30,

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2019 at which time the Company transferred ownership of the royalties and promissory note in exchange for the final payment of $1.25 million.

The sale of these uranium assets was accounted for as an asset disposal. The Company recorded the following gain on disposal of uranium assets on its Condensed Consolidated Statements of Operations:

URC Transaction
(thousands of dollars)
Total cash consideration received, net of transaction costs	$2,470
Carrying value of promissory note	(1,741)
Carrying value of royalty interests	—
Gain on disposal of uranium assets	$729

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

The Company believes that the fair value of its assets and liabilities approximate their reported carrying amounts. The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy.

	September 30, 2019
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$—	$—	$—	$—
Total current assets recorded at fair value	$—	$—	$—	$—
Non-current Assets
Restricted cash	$3,784	$—	—	$3,784
Total non-current assets recorded at fair value	$3,784	$—	$—	$3,784

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2018
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$415	$—	$—	$415
Total current assets recorded at fair value	$415	$—	$—	$415
Non-current Assets
Restricted cash	$3,732	$—	—	$3,732
Total non-current assets recorded at fair value	$3,732	$—	$—	$3,732

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash.

7. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at September 30, 2019
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,142	$—	$—	$—	$3,142
Mineral rights and properties	—	—	8,972	7,806	—	16,778
Other property, plant and equipment	6	429	—	—	126	561
Total	$6	$3,571	$8,972	$7,806	$126	$20,481

	Net Book Value of Property, Plant and Equipment at December 31, 2018
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,256	$—	$—	$—	$3,256
Mineral rights and properties	—	—	8,973	7,806	—	16,779
Other property, plant and equipment	8	348	—	—	162	518
Total	$8	$3,604	$8,973	$7,806	$162	$20,553

Impairment of Temrezli and Sefaatli Projects

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey had been revoked and potential compensation will be proffered. On December 13, 2018, the Company filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes, pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments. Although the Company is seeking compensation for its investment in the Temrezli and Sefaatli projects through the international arbitration process, it is more likely than not that the Company will be unable to explore, develop, mine or otherwise benefit from the mineral properties. Therefore, the Company has determined that all of the uranium mineral holding property assets located in Turkey were fully impaired. The Company will recognize compensation for the mining and exploration licenses when the amount of the full and fair compensation is fixed and determinable and the ability to collect is probable.  See further discussion of the international arbitration process at Item 2 - Management Discussion and Analysis and Part II. Item 1- Legal Proceedings sections of this form 10-Q.

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three and nine months ended September 30, 2019 and 2018 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(thousands of dollars)
Temrezli project, Turkey	$—	$11	$—	$107
Total Turkey projects	—	11	—	107

Kingsville Dome project, Texas	203	223	592	646
Rosita project, Texas	237	259	454	614
Vasquez project, Texas	85	42	397	373
Other projects, Texas	5	14	(3)	14
Total Texas projects	530	538	1,440	1,647

Cebolleta project, New Mexico	—	—	440	389
Juan Tafoya project, New Mexico	40	39	49	48
Other projects, New Mexico	13	12	13	12
Total New Mexico projects	53	51	502	449

Columbus Basin project, Nevada	126	126	127	249
Railroad Valley, Nevada	—	79	—	95
Total Nevada projects	126	205	127	344

Sal Rica project, Utah	111	112	112	112
Total Utah projects	111	112	112	112

Coosa project, Alabama	31	38	128	47
Total Alabama projects	31	38	128	47

Total expense for the period	$851	$955	$2,309	$2,706

9. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	September 30,	December 31,
(thousands of dollars)	2019	2018
Balance, beginning of period	$6,203	$5,731
Liabilities settled	(334)	(521)
Accretion expense	353	993
Balance, end of period	6,222	6,203
Less: Current portion	(895)	(708)
Non-current portion	$5,327	$5,495

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company is currently performing plugging and surface reclamation activities at its Rosita and Vasquez projects located in Duval County, Texas. The Company’s current liability of $0.9 million consists of the estimated costs associated with current reclamation activities through September 2020 at the Company’s Rosita and Vasquez projects.

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

Common Stock Issued, Net of Issuance Costs

Stock Purchase Agreement with Lincoln Park Capital Fund, LLC. ("Lincoln Park")

On May 24, 2019, Westwater entered into a securities purchase agreement, as amended by Amendment No. 1 thereto dated as of May 30, 2019 (as so amended, the "Purchase Agreement"), with Lincoln Park, pursuant to which the Company agreed to issue and sell to Lincoln Park, and Lincoln Park agreed to purchase from the Company (i) 104,294 shares of the Company's common stock and (ii) warrants to initially purchase an aggregate of up to 182,515 shares of common stock, at an exercise price of $5.062 per share, for an aggregate of $550,751. On May 30, 2019, the Company issued and sold the common shares and the warrants to Lincoln Park and received aggregate gross proceeds before expenses of $550,751. The warrants will become exercisable upon the six-month anniversary of the Closing Date and thereafter at any time during the five-year period following such date.

Purchase Agreement ("PA") with Lincoln Park

On June 6, 2019, the Company entered into the PA with Lincoln Park to place up to $10.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 24 months. Westwater will control the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the PA. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company's prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The agreement may be terminated by Westwater at any time, in its sole discretion, without any additional cost or penalty.

The PA specifically provides that the Company may not issue or sell any shares of its common stock under the PA if such issuance or sale would breach any applicable rules of The Nasdaq Capital Market.  In particular, Nasdaq Listing Rule 5635(d) provides that the Company may not issue or sell more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the PA without shareholder approval.  On August 6, 2019 the Company conducted a Special Meeting of Shareholders whereby the Company received such approval to sell up to 3,200,000 shares of common stock under the PA..

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Following effectiveness of an S-1 registration statement relating to the resale of the shares subject to the PA on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the PA. During the quarter ended September 30, 2019, the Company sold 466,784 shares of common stock for gross proceeds of $1.5 million. Inception-to-date through October 31, 2019, the Company has sold 1,234,534 shares of common stock for gross proceeds of $4.8 million. As of November 6, 2019, the Company has registered the resale by Lincoln Park of an additional 959,000 shares under a registration statement on Form S-1 which will be declared effective on November 7, 2019.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into the at-the-market offering (the "ATM Offering") with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, $8.0 million of which shares were registered for sale under a registration statement on Form S‑3, which was declared effective on March 9, 2017. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of September 30, 2019, the Company had sold 488,685 shares of common stock for net proceeds of $6.1 million under the ATM Offering, of which 57,205 shares of common stock and net proceeds of $0.4 million was sold in the nine months ended September 30, 2019. As a result, the Company had approximately $23.8 million remaining available for future sales under the ATM Offering, but has nil registered for sale as of September 30, 2019.

Common Stock Issued for Acquisition of Alabama Graphite

As discussed in Note 3 above, on April 23, 2018, the Company issued 232,504 shares of common stock in exchange for 100% of the outstanding shares of Alabama Graphite as part of the purchase consideration paid to acquire Alabama Graphite.

11. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan") and the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan"). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017 and April 18, 2019, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000 shares and 66,000 shares respectively and in 2017 re-approve the material terms of the performance goals under the plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is currently 66,278 shares of common stock, plus unissued shares under the prior plans. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of September 30, 2019, 45,886 shares were available for future issuances under the 2013 Plan. For the nine months ending September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $0.2 million and $0.3 million, respectively. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Anatolia Energy Limited in November 2015, the Company issued 7,495 replacement options and performance shares to the option holders and

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

performance shareholders of Anatolia Energy Limited. The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.0001096. The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Limited. As of September 30, 2019, there were 113 replacement options outstanding and no performance shares outstanding.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 50,168 replacement options and warrants to the option and warrant holders of Alabama Graphite. The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.0016. The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.0016 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of September 30, 2019, there were 4,528 replacement options and 11,440 replacement warrants outstanding.

Stock Options

The following table summarizes stock options outstanding and changes for the three-month periods ending September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	18,546	$64.49	5,723	$276.50
Granted	20,942	19.25	16,254	49.00
Expired	(1,040)	78.00	(1,608)	262.00
Canceled or forfeited	(550)	19.25	—	—
Stock options outstanding at end of period	37,898	$39.78	20,369	$95.50
Stock options exercisable at end of period	37,898	$39.78	20,369	$95.50

The following table summarizes stock options outstanding and exercisable by stock option plan at September 30, 2019:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	96	$1,752.25	96	$1,752.25
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	33,158	25.47	33,158	25.47
Replacement Options-AGC	4,528	81.65	4,528	81.65
Replacement Options-AEK	113	831.50	113	831.50
	37,898	$39.78	37,898	$39.78

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes RSU activity for the three-month periods ended September 30, 2019 and 2018:

	September 30,		September 30,
	2019		2018
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	1,695	$70.00	3,578	$70.00
Granted	—	—	—	—
Forfeited	—	—	(189)	70.00
Vested	—	—	—	—
Unvested RSUs at end of period	1,695	$70.00	3,389	$70.00

12. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, potentially dilutive shares of 237,214 and 38,865 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the nine months ended September 30, 2019 and 2018, respectively.

13. COMMITMENTS AND CONTINGENCIES

The Company’s uranium recovery operations are subject to federal and state regulations for the protection of the environment, including water quality. Future closure and reclamation costs are provided for as each pound of uranium is produced on a unit‑of‑production basis. The Company reviews its reclamation obligations each year and determines the appropriate unit charge. The Company also evaluates the status of current environmental laws and their potential impact on their accrual for costs. The Company believes its operations are materially compliant with current environmental regulations.

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time. We do not expect that such settlements will, individually or in the aggregate, have a material effect on our financial position, results of operations or cash flows.

14. LEASES

Lease Adoption January 1, 2019

In February 2016, the FASB issued ASU No. 2016‑02, “Leases (Topic 842)”. This new standard requires lessees to recognize leases on their balance sheets. It also requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases with the recognition of a right-of-use asset and a corresponding lease liability. For operating leases, the lessee recognizes straight-line lease expense. The new lease accounting standard along with the clarifying amendments subsequently issued by the FASB, collectively became effective for the Company on January 1, 2019. The Company adopted the new lease accounting standard by applying the new lease guidance at the adoption date on January 1, 2019, and as allowed under the transition relief provided in ASU 2018‑11, elected not to restate comparative periods. As of January 1, 2019, in connection with the adoption of the new lease accounting standard, the Company recorded a right-of-use lease asset totaling $595,870 with a corresponding lease liability totaling $599,596.

The right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The components of lease expense were as follows:

September 30,
(thousands of dollars)	2019
Operating lease cost	$121

Supplemental cash flow information related to leases was as follows:

Nine months
ended
September 30, 2019
Cash paid for amounts included in lease liabilities:
(thousands of dollars)
Operating cash flows from operating leases	$117

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$513

Supplemental balance sheet information related to leases was as follows:

September 30,
(thousands of dollars, except lease term and discount rate)	2019
Operating Leases
Operating lease right-of-use assets	$513

Current portion of lease liabilities	$152
Operating lease liabilities – long term portion	369
Total operating lease liabilities	$521

		September 30,
		2019
Weighted Average Remaining Lease Term	Operating leases	4.0	Years

Discount Rate	Operating leases	9.5%

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Maturities of lease liabilities are as follows:

Operating
Lease payments by year (In thousands)	Leases
2019	$39
2020	159
2021	161
2022	162
2023	92
Total lease payments	613
Less imputed interest	(92)
Total	$521

As of September 30, 2019, the company has $0.5 million in right-of-use assets and $0.5 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for its corporate office in Centennial, Colorado, with $0.6 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.6 million.

15. GEOGRAPHIC AND SEGMENT INFORMATION

The Company currently operates in three reportable segments, which are uranium, lithium and graphite mining activities, including exploration, standby operations and restoration and reclamation activities. As a part of these activities, the Company also explores, evaluates and, if warranted, permits uranium, lithium and graphite properties. The Company’s long-term assets were $24.8 million and $25.8 million as of September 30, 2019 and December 31, 2018, respectively. 100% of the long-term assets are located in the United States. The Company reported no revenues during the nine months ended September 30, 2019 and September 30, 2018.

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

The table below provides a breakdown of the long-term assets by reportable segments as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$126	$11,383	$—	$8,972	$20,481
Restricted cash	—	3,774	—	10	3,784
Operating lease right of use assets	490	23	—	—	513
Total long-term assets	$616	$15,180	$—	$8,982	$24,778

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$162	$11,418	$—	$8,973	$20,553
Restricted cash	—	3,722	—	10	3,732
Notes receivable, non-current	—	1,493	—	—	1,493
Total long-term assets	$162	$16,633	$—	$8,983	$25,778

The table below provides a breakdown of the reportable segments for the three months ended September 30, 2019 and September 30, 2018. Non-mining activities and other administrative operations are reported in the Corporate column.

	Three months Ended
	September 30, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$583	$237	$31	$851
General and administrative expenses	844	447	1	67	1,359
Arbitration expenses	146	—	—	—	146
Accretion of asset retirement costs	—	197	—	—	197
Depreciation and amortization	1	22	—	—	23
Loss from operations	(991)	(1,249)	(238)	(98)	(2,576)
Other income	13	729	—	—	742
Loss before taxes	$(978)	$(520)	$(238)	$(98)	$(1,834)

	Three months Ended
	September 30, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$600	$317	$38	$955
General and administrative	1,086	478	—	141	1,705
Arbitration expenses	98	—	—	—	98
Accretion of asset retirement costs	—	133	—	—	133
Depreciation and amortization	1	26	—	—	27
Loss from operations	(1,185)	(1,237)	(317)	(179)	(2,918)
Other income (expense)	(246)	27	—	—	(219)
Loss before taxes	$(1,431)	$(1,210)	$(317)	$(179)	$(3,137)

The table below provides a breakdown of the reportable segments for the nine months ended September 30, 2019 and September 30, 2018. Non-mining activities and other administrative operations are reported in the Corporate column.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine months Ended
	September 30, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$1,942	$239	$128	$2,309
General and administrative	3,208	1,272	1	283	4,764
Arbitration expenses	631	—	—	—	631
Accretion of asset retirement costs	—	353	—	—	353
Depreciation and amortization	3	68	—	—	71
Loss from operations	(3,842)	(3,635)	(240)	(411)	(8,128)
Other income (expense)	(384)	729	—	—	345
Loss before taxes	$(4,226)	$(2,906)	$(240)	$(411)	$(7,783)

	Nine months Ended
	September 30, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$2,204	$455	$47	$2,706
General and administrative	3,676	1,383	—	378	5,437
Arbitration expenses	225	—	—	—	225
Acquisition related expenses	333	—	—	—	333
Accretion of asset retirement costs	—	401	—	—	401
Depreciation and amortization	3	90	—	1	94
Impairment of Uranium properties	—	17,968	—	—	17,968
Loss from operations	(4,237)	(22,046)	(455)	(426)	(27,164)
Other income	8	144	—	—	152
Loss before taxes	$(4,229)	$(21,902)	$(455)	$(426)	$(27,012)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the nine months ended September 30, 2019 has been prepared based on information available to us as of November 6, 2019. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2018 and the related notes thereto filed with our Annual Report on Form 10‑K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

INTRODUCTION

Westwater is an energy minerals exploration and energy-related materials development company. The Company’s battery materials projects include graphite and lithium mineral properties. We established our graphite business in 2018 with the acquisition of Alabama Graphite and its Coosa Graphite Project along with the associated Coosa Graphite Mine located across 41,900 acres (17,000 ha) in east-central Alabama. We established our lithium business in 2016 and currently control mineral rights encompassing approximately 36,920 acres (14,941 ha) across two prospective lithium brine basins in Nevada and Utah.

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

On July 12, 2019, President Trump announced the completion of the Section 232 trade investigation. President Trump decided to take no trade action, which has allayed market uncertainty about whether a quota, tariff or other trade action would be imposed under the broad power delegated to the President under Section 232. Instead, President Trump ordered a review of the domestic nuclear supply chain (uranium production, conversion, enrichment and fabrication) in the context of the 2017 White House initiative to revive, revitalize and expand the nuclear energy sector.

Although President Trump did not agree that uranium imports threaten to impair the national security of the United States, he acknowledged that the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security. Accordingly, to address concerns regarding the production of domestic uranium and ensure a comprehensive review of the domestic nuclear supply chain, the President directed that a Nuclear Fuel Working Group be established. The Working Group will include the Secretary of State, Secretary of Energy and Secretary of Defense, among other key officials, and will develop recommendations for reviving and expanding domestic nuclear fuel production (that is, uranium, conversion, enrichment and fuel fabrication). The Working Group was given 90 days to submit a report to the President making recommendations to further enable domestic nuclear fuel production, which was extended by an additional 30 days on October 10, 2019 to November 10, 2019.

RECENT DEVELOPMENTS

Royalty and Promissory Note Sale

On March 5, 2019, Westwater entered into an agreement to sell four royalties on uranium properties located in South Dakota, Wyoming and New Mexico and a promissory note due in 2020 to Uranium Royalty Corp. for $2.75 million, including $0.5 million paid at signing. On June 28, 2019, Westwater and URC entered into an amendment to the agreement. The amendment extended the date for closing under the agreement to August 30, 2019. In addition, URC delivered an additional $1,000,000 as deposit to the Company upon signing the amendment, increasing the total deposit to $1,500,000. The transaction closed on August 30, 2019, on which date the Company transferred ownership of the royalty interests and promissory note to URC in exchange for the final payment of $1.25 million.

Equity Financings

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

The PA specifically provides that the Company may not issue or sell any shares of its common stock under the PA if such issuance or sale would breach any applicable rules of The Nasdaq Capital Market. In particular, Nasdaq Listing Rule 5635(d) provides that the Company may not issue or sell more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the PA without shareholder approval. On August 6, 2019 the Company conducted a Special Meeting of Shareholders whereby the Company received such approval to sell up to 3,200,000 shares of common stock under the PA.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

Following effectiveness of an S-1 registration statement relating to the resale of the shares subject to the PA on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the PA. During the quarter ended September 30, 2019, the Company sold 466,784 shares of common stock for gross proceeds of $1.5 million. Inception-to-date through October 31, 2019, the Company has sold 1,234,534 shares of common stock for gross proceeds of $4.8 million. As of November 6, 2019, the Company has registered for resale by Lincoln Park of an additional 959,000 shares under a registration statement on Form S-1 which will be declared effective on November 7, 2019.

Stock Purchase Agreement with Lincoln Park Capital Fund, LLC. (“Lincoln Park”)

On May 24, 2019, Westwater entered into a securities purchase agreement, as amended by Amendment No. 1 thereto dated as of May 30, 2019 (as so amended, the “Purchase Agreement”), with Lincoln Park, pursuant to which the Company agreed to issue and sell to Lincoln Park, and Lincoln Park agreed to purchase from the Company (i) 104,294 shares of the Company’s common stock, par value $0.001 per share and (ii) warrants to initially purchase an aggregate of up to 182,515 shares of common stock, at an exercise price of $5.062 per share, for an aggregate of $550,751. On May 30, 2019, the Company issued and sold the common shares and the warrants to Lincoln Park and received aggregate gross proceeds before expenses of $550,751. The warrants will become exercisable upon the six-month anniversary of the closing date and thereafter at any time during the five-year period following such date.

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

Reclamation Success in Texas

Westwater has completed wellfield plugging at the Vasquez Project and the Texas Commission on Environmental Quality has approved this phase of reclamation. This paves the way for bond releases in 2019, including the release of a surety bond posted by the Company in the amount of $208,657 as announced by the Company on March 4, 2019. Reclamation of the waste disposal well and its associated pond, as well as the remainder of the surface, is planned for completion in early 2020.

At the Rosita Project, also located in Texas, the wellfield Production Areas 1 & 2 are plugged, and surface reclamation in those areas is planned for completion in 2020.

Turkish Government Taking of Temrezli and Sefaatli Licenses and Westwater’s Arbitration Filing

In December 2018, Westwater filed a Request for Arbitration against the Republic of Turkey for its unlawful actions against the Company’s investments, most notably, the June 2018 illegal taking of its licenses for the Temrezli and Şefaatli uranium projects located in the Republic of Turkey, rendering both projects worthless. These two uranium projects were owned by Westwater’s wholly-owned, indirect Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”).

Since 2007, Adur has held the exclusive rights for the exploration and development of uranium at Temrezli and Şefaatli, two sites located around 200 kilometers from Ankara, which include the largest and highest-grade deposits of uranium known to be in Turkey. Through June 2018, Adur and its shareholders had invested substantially in these two projects, using their technical expertise and carrying out extensive drilling, testing and studies to move the projects towards production. Having successfully completed the exploration stage of the uranium mining process in 2013‑2014, Adur was granted a number of exploration and operating licenses by the Turkish government to develop the Temrezli mine. As a direct result of Adur’s efforts, Temrezli became the most advanced uranium project in Turkey and it was projected to be one of the lowest cost uranium mines in the world. Experts have estimated that the Temrezli mine will generate revenues of up to $644 million over its life, netting Westwater an estimated future return on its investment of $267 million as described in the Prefeasibility Study completed for the Temrezli project in 2015.Westwater acquired Adur in late 2015 for approximately $18 million in an all-stock acquisition of Adur’s parent company, Anatolia Energy Corp.

For many years, Adur and Westwater worked closely with the Turkish authorities and shared their technical expertise in uranium mining. However, Turkey’s most recent actions have undermined this longstanding relationship. In particular, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, in June 2018 they asserted that those licensed were issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under both Turkish and international law. Westwater reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy Turkey’s unlawful actions, but to no avail.

As a result, on December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey before the International Center for the Settlement of Investment Disputes (“ICSID”) pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments. Additional information regarding the ICSID arbitration proceeding is presented in Part II, Item 1 below.

Reverse Stock Split

On April 22, 2019, following the close of trading, Westwater effected a one-for-fifty reverse split of its common shares. The consolidated common shares began trading on a split-adjusted basis on April 23, 2019. On April 18, 2019, at the Annual Meeting of Stockholders, the Company received approval for a charter amendment permitting Westwater to effect a reverse split. The primary purpose of the reverse split was to bring Westwater into compliance with Nasdaq’s $1.00 minimum bid price requirement to maintain Westwater’s stock listing on the Nasdaq Capital Market.

The reverse split reduced the number of Westwater’s outstanding common stock from 74,707,659 shares to 1,494,153 shares of common stock. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would have resulted were settled in cash. All share data herein has been retroactively adjusted for the reverse stock split.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the three months ended September 30, 2019 was $1.8 million, or $0.95 per share, as compared with a consolidated net loss of $3.1 million, or $3.07 per share for the same period in 2018. The $1.3 million decrease in our consolidated net loss from the respective prior period was primarily the result of the gain on disposal of uranium assets to URC in August 2019 and the reversal of $0.4 million in accrued executive bonuses.

Our consolidated net loss for the nine months ended September 30, 2019 was $7.8 million, or $4.72 per share, as compared with a consolidated net loss of $27.0 million, or $33.98 per share for the same period in 2018. The $19.2 million decrease in our consolidated net loss from the respective prior period was primarily the result of the impairment charge for the Temrezli and Sefaatli uranium mineral interests in 2018 of $18.0 million and the gain on disposal of uranium assets to URC in 2019 of $0.7 million.

Mineral Property Expenses

The following table details our mineral property expenses for the three and nine months ended September 30, 2019 and 2018:

	For the Three months Ended		For the Nine months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Restoration/Recovery expenses
Kingsville Dome project
Rosita project	$7	$131	$—	$297
Vasquez project	(8)	(51)	69	50
Total restoration/recovery expenses	(1)	80	69	347

Standby care and maintenance expenses
Kingsville Dome project	158	181	444	495
Rosita project	97	97	298	276
Vasquez project	93	92	235	231
Temrezli project	—	11	—	107
Total standby care and maintenance expenses	348	381	977	1,109

Exploration and evaluation costs	21	18	113	39

Land maintenance and holding costs	483	476	1,150	1,211

Total mineral property expenses	$851	$955	$2,309	$2,706

For the three and nine months ended September 30, 2019, mineral property expenses decreased by $0.1 million and $0.4 million from the corresponding periods during 2018. For both of the comparative periods, the decreases were primarily due to a reduction in reclamation activities at the Vasquez and Rosita Projects due to adverse weather conditions in the first half of 2019 and a reduction in operating activities at the Temrezli Project due to the revocation of the mining licenses by the government of Turkey in September 2018.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 were:

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(thousands of dollars)
Stock compensation expense	$239	$146	$255	$308
Salaries and payroll burden	197	689	1,619	2,065
Legal, accounting, public company expenses	635	545	2,105	1,816
Insurance and bank fees	171	121	355	398
Consulting and professional services	1	28	52	218
Office expenses	107	102	235	338
Sales and Marketing	6	53	17	178
Other expenses	3	21	126	116
Total	$1,359	$1,705	$4,764	$5,437

For the three months ended September 30, 2019, general and administrative charges decreased by $0.3 million compared with the corresponding period in 2018. The decrease was primarily due to the reversal of executive bonus accruals of $0.4 million, offset by an increase in legal, accounting and public company expenses due to financing activities and costs related to the special shareholder meeting held in August 2019.

For the nine months ended September 30, 2019, general and administrative charges decreased by $0.7 million compared with the corresponding period in 2018. The decrease was primarily due to the reversal of executive bonus accruals of $0.4 million, a decrease in consulting expenses of $0.2 million and sales and marketing expenses of $0.2 million, primarily related to the Alabama Graphite activities in 2018, and a decrease of $0.1 million in office expenses. These decreases were offset by an increase in legal, accounting and public company expenses of $0.3 million due to financing activities, Nasdaq compliance activities, shareholder meeting costs for meetings held in April 2019 and August 2019.

Other Income and Expenses

For the three months ended September 30, 2019 the $1.0 million increase in other income compared to the three months ended September 30, 2018 was primarily due to the $0.7 million gain on sale of uranium assets to URC in August 2019, combined with the $0.4 million loss recorded in 2018 from sale of marketable securities.

For the nine months ended September 30, 2019, the $0.2 million increase in other income compared to the nine months ended September 30, 2018 was once again primarily due to the $0.7 million gain on sale of uranium assets to URC in August 2019, offset by an increase of $0.2 million in loss recorded from sale of marketable securities and a decrease in interest income of $0.2 million due to a lower principal balance outstanding on the promissory note in 2019.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $7.2 million for the nine months ended September 30, 2019, as compared with $9.0 million for the same period in 2018. The $1.8 million decrease in cash used was primarily due to a decrease of $1.0 million of mineral property expenses, general and administrative expenses and acquisition related costs in 2019 and an increase in cash from working capital items of $1.0 million, comprised of an increase in cash from working capital items of $0.5 million in 2019 in contrast to a decrease in working capital items of $0.5 million in 2018.

Investing Activities

Net cash provided by investing activities was $3.8 million for the nine months ended September 30, 2019, as compared with $0.4 million of cash provided by investing activities for the nine months ended September 30, 2018. For the 2019 period, the Company received note payments on the Laramide note in the amount of $0.8 million in cash. Additionally, the Company received net proceeds of $0.5 million from the sale of Laramide securities and $2.5 million in net proceeds from the sale of uranium assets to URC in August 2019. For the 2018 period, the Company received a note payment on the Laramide note in the amount of $1.1 million in cash. Additionally, the Company received net proceeds of $0.8 million from the sale of Laramide securities. These increases were partially offset by cash used for note advances to Alabama Graphite of $1.5 million.

Financing Activities

Net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2019 from the proceeds of sales of common stock through the Company’s Cantor ATM Offering agreement, to Lincoln Park pursuant to the Stock Purchase Agreement and to Lincoln Park under the Purchase Agreement.

For the nine months ended September 30, 2018, net cash provided by financing activities was $5.9 million.  During 2018, the Company received net cash proceeds of $1.3 million, $2.9 million and $1.7 million from the sale of common stock sold through the Company’s Common Stock Purchase Agreement with Aspire Capital, LLC (“Aspire”), a registered direct offering to Aspire and the Cantor ATM Offering agreement, respectively.

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

At September 30, 2019 the Company’s cash balances were $0.7 million and the Company had a working capital deficit balance of $2.6 million. The Company’s cash balance at October 31, 2019 is $2.3 million. Subsequent to October 31, 2019, the Company expects to fund operations as follows:

•

The Stock Purchase Agreement with Lincoln Park Capital, LLC. whereby the Company may place up to $10.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 24-months ending in June 2021. The Company currently has $5.2 million remaining sales capacity, subject to the registration of shares on Form S-1. As of November 5, 2019, the Company has registered for resale by Lincoln Park an additional 959,000 shares on Form S-1.

•

The Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. which currently has $23.8 million remaining sales capacity, subject to the registration of shares on Form S-3. The Company is currently eligible to, and intends to, register the sale of additional shares under the agreement on Form S-3 pursuant to the SEC's shelf registration rules.

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

as well as other factors described elsewhere in this Quarterly Report on Form 10‑Q, our 2018 Annual Report on Form 10‑K and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10‑K for the year ended December 31, 2018. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10‑K, other than as set forth below.

Arbitration Against Turkey

On December 13, 2018, Westwater filed a Request for Arbitration against the Republic of Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments. The Request for Arbitration was filed as a result of the Republic of Turkey’s unlawful actions against the Company’s licenses for the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”). Specifically, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, in June 2018 they asserted that those licenses were issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under both Turkish and international law. Westwater reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy Turkey’s unlawful actions, but to no avail.

As a result, on December 13, 2018, Westwater filed before ICSID its arbitration request against the Republic of Turkey. On December 21, 2018, ICSID registered Westwater’s Request for Arbitration. On May 1, 2019, the three-member ICSID Panel for the arbitration was established – one of the panel members was selected by Westwater, another was selected by Turkey, and the third panel member (serving as the Chair) was selected by the two party-appointed arbitrators.  On September 9, 2019, the ICSID Panel issued Procedural Order #1, which places the locale for the proceeding in Washington, DC, and sets January 27, 2020 as the date for Westwater to file its Memorial, which is a document that sets out Westwater’s case. The ICSID Panel sets March 9, 2020 as the date for Turkey to move to bifurcate the proceeding (into legal and factual issues), or alternatively sets June 15, 2020 as the date for Turkey to file its counter-Memorial. Additional dates were established in the Order that depend upon whether or not Turkey moves to bifurcate the proceeding and whether or not the ICSID Panel grants that request. A hearing on the merits is scheduled for May 17-21, 2021 if Turkey does not request bifurcation. If Turkey requests bifurcation and that request is denied by the Panel, then the hearing on the merits is scheduled for September 13-17, 2021. If Turkey requests bifurcation and that request is granted by the Panel, then a hearing on the bifurcation issues is scheduled for March 15-17, 2021.

ITEM 1A. RISK FACTORS.

There have been no material changes from those risk factors set forth in our yearly Report on Form 10‑K for the year ended December 31, 2018, which are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 16, 2019, the Company issued 46,636 shares of its common stock to Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) in satisfaction of amounts due for advisory services provided pursuant to the terms of a letter agreement (the “Cantor Agreement”), dated March 4, 2015, between the Company and Cantor Fitzgerald. Under the Cantor Agreement, Cantor Fitzgerald provided financial advisory services to the Company in connection with the Company’s sale of certain assets to Uranium Royalty (USA) Corp. and Uranium Royalty Corp (together, “URC”). Upon the closing of the transaction with URC, Cantor Fitzgerald became entitled to an advisory fee of $280,000, of which the Company paid $140,000 in cash.  Cantor Fitzgerald accepted 46,636 shares in lieu of the remaining $140,000 due under the Cantor Agreement at a value of approximately $3.002 per share, which shares were issued on October 16, 2019. The shares issued under the Cantor Agreement were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

WESTWATER RESOURCES, INC.

Dated: November 6, 2019	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2019	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)