Form 10-K
period 2019-12-31
WESTWATER RESOURCES, INC.
filed 2020-02-14
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001‑33404

WESTWATER RESOURCES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	75‑2212772
(State of Incorporation)	(I.R.S. Employer Identification No.)

6950 S. Potomac Street, Suite 300 Centennial, Colorado	80112
(Address of principal executive offices)	(Zip code)

(303) 531‑0516

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	WWR	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well‑known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the Common Stock held by non‑affiliates of the Registrant at June 30, 2019 was approximately $9,691,198. Number of shares of Common Stock, $0.001 par value, outstanding as of February 14, 2020 was 4,160,723 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10‑K.

WESTWATER RESOURCES, INC.

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

GLOSSARY OF CERTAIN ENERGY MINERALS INDUSTRY TERMS

Brine	A naturally occurring fluid generally hosted in sedimentary rocks. Its chemical make-up is generally saline and may contain appreciable levels of potash (potassium chloride), magnesium and/or lithium.
Claim	A claim is a tract of land up to 20 acres in size, of which the right to mine is held under the federal General Mining Law of 1872 and applicable local laws.
Concentrates	A product from a mineral processing facility (including uranium). Uranium concentrates are commonly referred to as U3O8.
Graphite	A naturally occurring carbon material with electrical properties that enhance the performance of electrical storage batteries.
Gross acres	Total acreage of land under which we have mineral rights. May include unleased fractional ownership.
In‑situ recovery (“ISR”)

A mining method in which minerals may be extracted without physically removing rock from the ground. Groundwater fortified with oxygen and other solubilizing agents is pumped into a permeable ore body causing the uranium (or other mineral commodities) contained in the ore to dissolve. The resulting solution is pumped to the surface. The fluid‑bearing uranium is then circulated to an ion exchange column on the surface where uranium is extracted from the fluid onto resin beads. The fluid is then reinjected into the ore body. When the ion exchange column’s resin beads are loaded with uranium, they are removed and flushed with a salt‑water solution, which strips the uranium from the beads. This leaves the uranium in slurry, which is then dried and packaged for shipment as uranium powder, or yellowcake.

Lithium	A light metal used in the manufacture of lithium ion batteries for personal electronic devices, automotive and other transportation sectors.
Mineral Resource

A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling sufficient to support the estimate of tonnages and grade of the mineral deposit. Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Net acres	Actual acres under lease which may differ from gross acres when fractional mineral interests are not leased.
Ore	Naturally occurring concentration of mineralization from which a mineral or minerals of economic value can be extracted at a reasonable profit.
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

Proven reserves

Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill-holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well‑established.

Reclamation	Reclamation involves the returning of the surface area of the mining and ISR wellfield operating areas to a condition similar to pre‑mining or ISR.

Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Restoration

Restoration involves returning an aquifer to a condition consistent with our pre‑ISR use. The restoration of wellfield can be accomplished by flushing the ore zone with native ground water and/or using reverse osmosis to remove ions to provide clean water for reinjection to flush the ore zone.

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

Uranium or uranium concentrates	U3O8 or triuranium octoxide.
U3O8	Triuranium octoxide equivalent contained in uranium concentrates, referred to as uranium concentrate.
Vanadium	A metal used as a strengthening alloy in steelmaking, and in certain types of batteries.
Waste	Barren rock in a mine, or uranium in a rock formation that is too low in grade to be mined and milled at a profit.
Yellowcake	Uranium concentrate in powder form, the end‑result of the ISR mining or conventional milling process.

USE OF NAMES

In this Annual Report on Form 10‑K, unless the context otherwise requires, the terms “we”, “us”, “our”, “WWR”, “Westwater”, “Corporation”, or the “Company” refer to Westwater Resources, Inc. and its subsidiaries.  The Company changed its name from “Uranium Resources, Inc.” to “Westwater Resources, Inc.” effective August 21, 2017.

CURRENCY

The accounts of the Company are maintained in U.S. dollars. All dollar amounts referenced in this Annual Report on Form 10‑K and the consolidated financial statements are stated in U.S. dollars.

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

•the spot price and long‑term contract price of graphite, vanadium, lithium and uranium;

•	the ability of WWR to enter into and successfully close acquisitions, dispositions or other material transactions;

•government regulation of the mining industry and the nuclear power industry in the United States;

•operating conditions at our mining projects;

•the world‑wide supply and demand of graphite, vanadium, lithium and uranium;

•weather conditions;

•unanticipated geological, processing, regulatory and legal or other problems we may encounter;

•the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;

•any graphite, vanadium, lithium or uranium discoveries not being in high enough concentration to make it economic to extract the metals;

•currently pending or new litigation or arbitration;

•our ability to continue to satisfy the listing requirements of the Nasdaq Capital Market; and

•our ability to maintain and timely receive mining and other permits from regulatory agencies.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see “Item 1A. Risk Factors” below in this Annual Report on Form 10‑K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

Westwater Resources, Inc. is a 40-year-old public company trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “WWR.”  Originally incorporated in 1977 as Uranium Resources, Inc. to mine uranium in Texas, our company has been reborn as a diversified energy materials developer. Westwater now has a presence in uranium, lithium exploration, and battery-ready graphite materials after its acquisition of Alabama Graphite Corp. (“Alabama Graphite”) in April 2018. In addition, Westwater recently discovered significant vanadium concentrations at the Coosa Graphite Project (the “Coosa Project”) in Alabama and has an exploration plan available to further investigate the size and extent of those concentrations.

Westwater holds battery-ready graphite development properties in Alabama, exploration properties with lithium exploration potential in Nevada and Utah, two idled uranium production properties in Texas and several uranium properties in Texas and New Mexico. Westwater ceased uranium production in 2009 due to reductions in the price of uranium, although Westwater’s uranium properties and facilities in Texas can be restarted once the price of uranium recovers to acceptable levels.

Effective August 21, 2017, we amended our certificate of incorporation to change our name from Uranium Resources, Inc. to Westwater Resources, Inc. to reflect our broader focus on energy materials exploration and development. Our principal executive offices are located at 6950 South Potomac Street, Suite 300, Centennial, Colorado 80112, and our telephone number is (303) 531-0516. Our website is located at www.westwaterresources.net. Information contained on our website or that can be accessed through our website is not incorporated by reference into this report. As of February 14, 2020, the Company and its subsidiaries had 28 employees.

OUR STRATEGY

Our strategy is to increase shareholder value by expanding into the battery materials marketplace, while maintaining our uranium assets as an option on the future rising price of uranium. The acquisition of the Coosa Project graphite mineral properties from Alabama Graphite in April 2018,  combined with the Company’s existing lithium exploration properties in Nevada and Utah, provides the Company with the opportunity to develop two critical raw materials utilized by the growing market for electric battery storage for automobiles, trucks and buses,  as well as grid-based storage devices. In 2018, the global battery market consumed 182,400 tonnes of graphite, and was growing at an annual rate of 16.17% over the precious 10-year period.

Our goal for the graphite business is to develop a battery-graphite manufacturing business in Alabama that produces low-cost, high-quality,  and high-margin graphite products for battery manufacturers. Subject to the availability of financing, we plan to begin operation of a pilot-scale processing plant in 2020, followed by construction of a commercial scale processing facility in 2022 that purifies readily available graphite flake concentrates from various sources to 99.95% pure carbon. Once purified, the graphite will be further processed into three advanced component products with enhanced conductivity performance needed by battery manufacturers. These advanced graphite products are purified micronized graphite, delaminated expanded graphite and coated spherical purified graphite. At the same time, subject to the availability of financing, we plan to begin developing the Coosa Graphite mine (planned for start-up in eight to ten years1) on our 40,000‑plus-acre mineral-rights holdings that can serve as a hedge against future feedstock costs and provide in-house quality assurance and quality control (“QA/QC”) for raw-material inputs.

We plan to continue geologic evaluation of our greenfield lithium exploration properties in Nevada and Utah. Significant exploration expenditures will be dependent on the availability of project-based or joint-venture based funding.  We plan to continue to pursue and secure water rights for the two+- project areas, as water rights are a critical component of any future commercial development of the mineral properties and require relatively low capital expenditures.

Amidst the prevailing low uranium price environment, we continue to balance cash conservation with maintaining readiness to fast track resumption of production at such time as uranium prices show sufficient improvement, as well as manage our assets opportunistically to take advantage of potential sales of property interests and royalties to maximize value for our shareholders. For our South Texas uranium projects, we plan to continue the focus on fulfilling our environmental obligations with proactive restoration of legacy wellfields while maintaining our processing facilities on standby for potential operating/processing agreements. During 2020, we anticipate completing the restoration requirements at the Vasquez Project and all non-production properties at the Rosita Project, and will seek bond release from the Texas Commission on Environmental Quality. In New Mexico, we continue to assess the potential for the development of our larger scale uranium projects on a stand-alone basis or with partners.

Our project pipeline is prioritized as near-term, mid-term and long-term projects, with a goal of achieving sustainable production over time with our graphite, lithium and uranium projects so as to take advantage of rising and/or high price environments for these minerals. We continually adjust near-term and long-term business priorities in accordance with market conditions.

Our broad base of mining, processing and manufacturing expertise from graphite, base and precious metals to energy materials is our key competitive advantage. Westwater possesses a unique combination of battery-materials knowledge and extensive project-execution experience, coupled with decades of capital markets expertise which makes our business a powerful presence in the new energy marketplace. We intend to advance the Company’s projects towards production when economics allow, while prudently managing our cash and liquidity position for financial flexibility.

KEY BUSINESS AND CORPORATE DEVELOPMENTS IN 2019

Graphite Product Development with Dorfner Anzaplan

Westwater announced on November 21, 2019 that it has engaged Dorfner Anzaplan of Hirschau, Germany to advance the development of processes needed to purify graphite concentrates and to produce the Company’s battery grade products: ULTRA-PMGTM, ULTRA-DEXDGTM and ULTRA-CSPGTM.    Dorfner Anzaplan is an internationally recognized and highly regarded organization that specializes in high-purity industrial and strategic metals businesses. They employ state-of-the-art analytical methods and facilities and employ innovative processing technologies to provide effective solutions tailored to their clients’ requirements.

Dorfner Anzaplan is expected to collaborate with Westwater to scale up laboratory sample production to pilot scale production rates through new work anticipated to be executed through second quarter 2020 to:

•	Define the method, equipment and operating parameters and requirements for graphite purification;
•	Define operating parameters and equipment for processes required to manufacture Westwater’s battery graphite products; and
•	Design Westwater’s pilot program.

Westwater’s pilot scale program will utilize the 20 metric tons of graphite concentrate feedstock received from our supplier, with whom we have executed a long-term agreement to supply graphite concentrate under a cap and collar pricing arrangement.  This graphite concentrate shipment to Westwater’s Sylacauga warehouse was previously announced in a October 15, 2019 press release.   The pilot plant resulting from this work program with Dorfner Anzaplan will provide various product sizes of each of the Company’s three principal battery-grade conductivity enhancement products to potential clients to advance the prospective clients’ commodity evaluation and pre-qualification programs.  This large-scale sample testing effort is the next step in the development schedule of the Coosa Graphite Project as it advances to a commercial production decision.

Equity Financings

Purchase Agreement (“PA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”)

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

The PA specifically provides that the Company may not issue or sell any shares of its common stock under the PA if such issuance or sale would breach any applicable rules of Nasdaq Capital Market. In particular, Nasdaq Listing Rule 5635(d) provides that the Company may not issue or sell more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the PA without shareholder approval. On August 6, 2019 the Company conducted a Special Meeting of Shareholders whereby the Company received such approval to sell up to 3,200,000 shares of common stock under the PA.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

Following effectiveness of a registration statement on Form S-1 relating to the resale of the shares subject to the PA on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the PA. On September 11, 2019 and October 28, 2019 we filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019 and November 7, 2019, respectively, registering for resale additional shares under the PA. Inception-to-date through December 31, 2019, the Company has sold 1,694,534 shares of common stock for gross proceeds of $5.8 million.

Securities Purchase Agreement with Lincoln Park

On May 24, 2019, Westwater entered into a securities purchase agreement, as amended by Amendment No. 1 thereto dated as of May 30, 2019 (as so amended, the “Securities Purchase Agreement”)2, with Lincoln Park, pursuant to which the Company agreed to issue and sell to Lincoln Park, and Lincoln Park agreed to purchase from the Company (i) 104,294 shares of the Company’s common stock, par value $0.001 per share and (ii) warrants to initially purchase an aggregate of up to 182,515 shares of common stock, at an exercise price of $5.062 per share. On May 30, 2019, the Company issued and sold the common shares and the warrants to Lincoln Park and received aggregate gross proceeds before expenses of $550,751. The warrants became exercisable on November 30, 2019 and may be exercised at any time thereafter until November 30, 2024.

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

The reverse split reduced the number of shares of Westwater’s outstanding common stock from 74,707,659 shares to 1,494,153 shares of common stock. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that would have resulted were settled in cash. All share data herein has been retroactively adjusted for the reverse stock split.

Royalty and Promissory Note Sale

On March 5, 2019, Westwater entered into an asset purchase agreement to sell four royalty interests on uranium properties located in South Dakota, Wyoming and New Mexico and a promissory note due in 2020 (the “Laramide note”) to Uranium Royalty Corp. (“URC”) for $2.75 million, including $0.5 million paid at signing, which was credited against the purchase price at the closing of the transaction. On June 28, 2019, Westwater and URC entered into an amendment to the asset purchase agreement, which extended the date for closing under the asset purchase agreement from July 31, 2019 to August 30, 2019. In addition, URC delivered an additional $1,000,000 as deposit to the Company upon signing the amendment, increasing the total deposit credited against the purchase price to $1,500,000. The transaction closed on August 30, 2019, on which date the Company transferred ownership of the royalty interests and the Laramide note to URC in exchange for the final payment of $1.25 million.

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

Since 2007, Adur has held the exclusive rights for the exploration and development of uranium at Temrezli and Şefaatli, two sites located around 200 kilometers from Ankara, which include the largest and highest-grade deposits of uranium known to be in Turkey. Through June 2018, Adur and its shareholders had invested substantially in these two projects, using their technical expertise and carrying out extensive drilling, testing and studies to move the projects towards production. Having successfully completed the exploration stage of the uranium mining process in 2013‑2014, Adur was granted a number of exploration and operating licenses by the Turkish government to develop the Temrezli mine. As a direct result of Adur’s efforts, Temrezli became the most advanced uranium project in Turkey and it was projected to be one of the lowest cost uranium mines in the world. Westwater acquired Adur in late 2015 for approximately $18 million in an all-stock acquisition of Adur’s parent company, Anatolia Energy Limited.

For many years, Adur and Westwater worked closely with the Turkish authorities and shared their technical expertise in uranium mining. However, Turkey’s most recent actions have undermined this longstanding relationship. In particular, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, beginning in January 2018, they asserted that those licenses had been issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under both Turkish and international law. Westwater reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy Turkey’s unlawful actions, but to no avail.

As a result, on December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey with the International Center for the Settlement of Investment Disputes (“ICSID”) pursuant to the Treaty between the United States of America and the Republic of Turkey (“Turkey”) concerning the Reciprocal Encouragement and Protection of Investments (the “Treaty”). On February 4, 2020, Westwater announced that it has submitted a Claimant’s Memorial (the “Memorial”) in its arbitration proceeding against Turkey. The Memorial sets out the details of Westwater’s claim against Turkey for its unlawful actions against Westwater’s investments at the Temrezli and Sefaatli uranium projects owned by Adur.

The Memorial sets forth the legal basis for Westwater’s claims under the Treaty and international law generally, as well as the basis for the jurisdiction of the tribunal constituted on May 1, 2019. The Memorial also explains the compensation owed by Turkey for breach of its international obligations towards Westwater, consisting of $36.5 million, plus costs and post-award interest. Accompanying the Memorial is an expert report analyzing the amount of compensation owed to Westwater.

Turkey has until March 9, 2020 to make a request for bifurcation of the proceedings so as to address issues of jurisdiction first.  If it does not make such a request, it will proceed with filing a Counter-Memorial on or before June 15, 2020. Schedules for additional filings are dependent upon the approach taken by Turkey and the decision of the ICSID tribunal on any request for bifurcation. If bifurcation is requested and granted, a hearing on jurisdiction only will be scheduled for March 2021.  If bifurcation is not requested, a hearing on the merits will be scheduled for May 2021. If bifurcation is requested and denied, a hearing on the merits will be scheduled for September 2021. Additional information regarding the ICSID arbitration proceeding is presented in Part II, Item 1 below.

 Vanadium Target Identification

In late November 2018, Westwater announced the discovery of significant concentration of vanadium mineralization at several locations, hosted in the graphitic schists at the Company’s Coosa, Alabama Project. Westwater subsequently commenced the first of a four-phase exploration program designed to determine the extent, character and quality of the vanadium mineralization at Coosa. As announced by the Company on February 19, 2019, the first phase demonstrated widespread positive values for vanadium that extended beyond the Coosa graphite deposit, as defined in the 2015 Preliminary Economic Assessment for the Coosa Project.

Reclamation Success in Texas

Westwater has completed wellfield plugging at the Vasquez Project and the Texas Commission on Environmental Quality has approved this phase of reclamation. This paved the way for bond releases in 2019, including the release of a surety bond posted by the Company in the amount of $208,657 as announced by the Company on March 4, 2019. Reclamation of the waste disposal well and its associated pond, as well as the remainder of the surface, is planned for completion in early 2020.

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

In recent years, graphite has become an essential component in the production of all types of electrical storage batteries. This role will continue to be important as demand for these batteries increases, with the world’s growing electric-vehicle and energy-storage needs. Natural battery-ready graphite products are derived from flake graphite that has been transformed through a series of specialty downstream processes into various battery graphite products. These processes include, but are not limited to:

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

The global battery market consumed 182,400 tonnes in 2018 and was growing at a rate of 16.1% over the previous ten years (Roskill, 2019). The greatest share of this market is made up of four battery-market segments that require advanced battery-graphite products:

•Li-ion batteries — these are rechargeable lithium-based batteries used in everything from cellphones and hand tools to laptop computers and electric vehicles.

•Alkaline Power Cells — these are the most popular consumer batteries in the world, with more than 10 billion units produced worldwide each year (Roskill, 2019).

•

Lead Acid batteries — these are the workhorse batteries used in automobiles and back-up power supplies and other energy-storage applications where weight is less important than capacity, and make up about 80% of the storage capacities in gigawatt hours (GWh) of all batteries presently sold worldwide (Sanders, 2018).

•

Primary Lithium batteries — these are non-rechargeable, lightweight lithium-based batteries like those used in flashlights, smoke detectors, and applications where long life and lightweight matters most.

All of these batteries use graphite as a critical, non-substitutable constituent. According to analysts, batteries accounted for an estimated 182,400 tonnes of graphite consumption in 2018. Demand for batteries grew by a compound annual growth rate of 16.1% between 2008 and 2018 (Roskill, 2019).  Based on Roskill’s base case scenario for electric vehicle demand, this rate of growth could almost double to 20.2% over the next decade, with graphite consumption in batteries reaching 1,900,000 tonnes in 2028.  Consumption of graphite in Li-ion batteries currently accounts for around 84% of the battery market for graphite but this could rise to 95-98% by 2028.  Competition between natural and synthetic graphite is expected to continue in Li-ion batteries with the choice coming down to price, performance and availability. Synthetic graphite consumption by anode manufacturers is expected to grow because of the concentration of the industry in China; however, natural flake graphite demand is forecast to grow at a higher rate because of natural graphite’s performance and cost efficiencies when compared to synthetic graphite.

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

•The installed base of wind and solar power electrical-generating systems is increasing every year. Grid battery storage is the answer to increasing system reliability and unlocking the value of these power sources; and

•As a result of these catalysts, and according to Roskill, the Li-ion battery market is expected to grow at a compounded annual growth rate of over 20%.

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

Westwater is developing graphite-purification technology and advanced product-development processes to meet the demands of these customers, as well as the large base of existing consumers for battery-graphite materials. Westwater is developing methodologies and facilities to produce high- purity, battery-graphite products in the State of Alabama. These products are designed to address all major battery sectors. In addition, the processes we intend to use are environmentally sustainable and permittable in the United States,  where a robust regulatory environment complements our core values to reliably deliver safe, well-made products to our customers.

OVERVIEW OF THE VANADIUM INDUSTRY

Vanadium is a lightweight metal used in the construction industry, in high strength steel alloys, and in some large grid storage batteries.  According to the United States Geological Survey (USGS), about 80,000 metric tonnes of vanadium (as V) per year were consumed worldwide in 2017, approximately 80% of which was utilized by the steel industry, where additions of the metal to conventional steel materials adds strength and corrosion resistance.  Importantly for Westwater, demand for Vanadium Flow batteries is increasing as solar and wind power generators seek to make their installations more reliable electricity providers.   Market research firm Roskill predicts that there will be a 45% increase in demand for vanadium, mostly in China.

Currently, about 85% of all vanadium is produced in South Africa, China and Russia.  There is no significant production of vanadium currently in the United States.

OVERVIEW OF THE LITHIUM INDUSTRY

The primary use for lithium is a key ingredient in rechargeable batteries for electronic devices and electric vehicles.   Lithium ion, or Li-ion, batteries, as they are known, have been adopted as the standard method of powering electronic devices such as smart phones and small, portable computers for some time, but it is the transportation market that is expected to drive growth for the next decade.   Growth in consumption of lithium is expected to average over 6% annually between now and 2025, according to CRU International Limited, with the transportation sector accounting for much of this growth.   According to industry studies, the transportation sector is expected to rise from 20% to 39% of total Li-ion battery demand over the next seven years.

At the same time, lithium prices have risen in response to increased demand. Lithium carbonate is one form used for battery manufacturing, and prices at year end 2019 are $8,750 per metric tonne for lithium carbonate. For lithium hydroxide, a second form of the material, prices are approximately $10,250/metric tonne – somewhat less than year end 2018.

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

Westwater is targeting exploration and development of lithium brines because they are characteristically in the lowest operating cost quartile of production, and are more likely to be profitable in the markets described above.

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association (“WNA”), as of January 2020, there were 442 nuclear reactors operable worldwide, 53 reactors under construction, and 440 planned and/or proposed. Annual requirements for uranium amount to about 153 million pounds of uranium. While global nuclear power generation is expected to drive increased demand through 2030, especially in China, Russia, India and South Korea, UxC Consulting projects continued oversupply and low uncovered demand over the near-to-medium term due to higher inventory levels at utilities. During 2019, term contracting was weak and focused on shorter period mid-term contracts. This restrained the spot market as discretionary buying was also weak.

In 2010, the average spot price of uranium ended the year at approximately $24.50/lb, comparable with 2019.  Some analysts project that uranium prices are expected to rise as higher cost mines are shut in and supplies dwindle.

COMPETITION

There is global competition for graphite, lithium and uranium properties, capital, customers and the employment and retention of qualified personnel. We compete with multiple exploration companies for mineral properties and skilled personnel. In the production and marketing of graphite, lithium and uranium, there are a number of producing entities globally, some of which are government controlled and several of which are significantly larger and better capitalized than we are. Several of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

Any future uranium production will also compete with uranium from secondary supplies, including the sale of uranium inventory held by the U.S. Department of Energy. In addition, there are numerous entities in the market that compete with us for properties and operate ISR facilities. If we are unable to successfully compete for properties, capital, customers or employees or with alternative uranium sources, it could have a materially adverse effect on our results of operations.

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

OVERVIEW OF WESTWATER RESOURCES’ PROJECTS

Coosa Graphite Project (the “Coosa Project”)

Westwater acquired Alabama Graphite in 2018 as part of a strategic decision to refocus the Company to supply battery manufacturers with low-cost, high-quality, and high-margin graphite products. As a result of that business transaction Westwater became the owner of the Coosa Graphite Project, which was the principal asset of Alabama Graphite. Westwater believes that graphite has an important strategic place in the global economy as a high-demand commodity as electrical storage systems for wind and solar power, and as the electrification of our transportation systems becomes more widespread. The principal asset acquired was the Coosa Project, which includes the Coosa graphite deposit located near Sylacauga, Alabama, 50 miles southeast of Birmingham. The Coosa deposit is located in an area that has been a past producer of graphite, utilizing a geology trend spanning tens of thousands of acres, known as the “Alabama Graphite Belt.” The State of Alabama remains a business-friendly jurisdiction, exemplified by the state successfully securing a $1 billion commitment from Daimler Benz to build a lithium-ion battery factory near its automobile assembly plant in the state.  In addition, several other automobile manufacturers have sited plants in Alabama as a result of this favorable business climate.

Westwater’s graphite business plan will accelerate product development and market development by purchasing readily available graphite flake from qualified suppliers, for which a procurement contract is currently in place, to serve as plant feedstock while the Coosa graphite mine is being permitted and developed.  Development of a mine at the Coosa graphite deposit, planned for start-up in the next eight to ten years, will serve as an in-house source of graphite feedstock, a hedge against future feedstock cost increases, and will provide in-house QA/QC for raw-material inputs.  The Company plans to commence operation of a pilot-plant in 2020, subject to the availability of financing.  Materials produced in the pilot-plant, presently targeted at 20-metric tonnes, will be used for customer development and product qualification, and pilot-plant operating data will serve as the foundation for the design and construction of a commercial scale processing facility. As part of the pilot plant, the graphite is purified,  and then the material is further processed into the three advanced component products which provide graphite materials with enhanced conductivity performance for battery manufacturers: Purified Micronized Graphite, Delaminated Expanded Graphite, and Coated Spherical Purified Graphite.  WWR is working with a number of potential customers, several of which have qualification samples in hand as a first step towards potential sales.

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

The Coosa graphite deposit is hosted in high-grade metamorphic rocks. Graphitic material is present in two types of schist, a quartz-graphite schist that generally has grades greater than 1% Cg and a quartz-biotite-graphite-schist that has grades generally less than 1% Cg. The uppermost 60‑100 feet of the graphite-bearing rocks have been weathered and oxidized such that they could be easily mined by simple excavation equipment without any blasting. As currently defined, mining will mainly be centered on these weathered units.

A mineral resource estimate for the Coosa deposit, as set forth in a Preliminary Economic Assessment (PEA) completed by Alabama Graphite in 2015, demonstrated an overall concentration of non-reserve mineralized material of 157.8 million short tons averaging 2.48%, at a graphitic carbon cut- off grade of 1% Cg.  This estimate is based on assay data from 69 core drill holes, totaling 20,414 feet.

Mining Method

The Coosa graphite deposit is expected to be mined by conventional small-scale open-pit mining methods through several shallow pits (less than 100 feet deep each) that will be developed over life of the project. At full-scale production, the mining rate will be approximately 577,000 short tons per annum, at an average grade of 3.2% Cg. Mine operations will employ small conventional loading and haulage equipment, including a 6.0 cubic yard excavator and 45‑ton articulated haul trucks. Mineralized material will be ripped with a bulldozer to prepare the mineralized material for mining with the excavator. Additional support to the mine and plant will be provided by graders and smaller dozers to maintain access roads, stockpiles and overburden storage areas.

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

Purification and Post-Processing Activities

The purification of the graphite concentrate is expected to be performed using industry standard processes presently being tested by Dorfner Anaplan, and are expected to be the subject of the pilot plant study in 2020 to verify application to our graphite and that of the purchased feedstock we intend to use until the mine starts production, expected in the next eight to ten years. The operation of the pilot process will further inform the design of the full-scale purification process to be built in 2021. Once the graphite is purified to a minimum graphite carbon content of 99.95%, we will then process it through a combination of sizing, expansion and spheronization to the advanced graphite products we intend to sell.

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

•Coated Spherical Purified Graphite. For Li-ion battery anodes. 95% of a Li-ion battery’s anode is coated spherical purified graphite and there is 10‑30 times more specialty anode graphite required for the production of these batteries than there is Lithium in a Li-ion battery.

The Company has initiated discussions with several battery manufacturers (including automobile manufacturers) for the purposes of evaluating the Company’s battery-graphite products, with the goal of executing multi-year supply agreements.  To date, the Company has executed more than two-dozen Non-Disclosure Agreements with potential customers and has conveyed evaluation samples to several battery manufacturers and potential end users.

Lithium Projects

We commenced our program to acquire and explore lithium-enriched brine targets in the western United States in 2016. As a consequence of our in-house geological reconnaissance program we identified three prospective project areas for which we have acquired mineral rights: the Columbus Basin project in western Nevada, the Railroad Valley project in east-central Nevada and the Sal Rica Project in northwestern Utah.  The Company has since allowed the Railroad Valley project claims to lapse to facilitate focus on the remaining projects.

Columbus Basin Project

Our Columbus Basin project is located in western Nevada and is comprised of two blocks of unpatented placer claims that we staked in July and September of 2016. These claims, which are owned by the Company, cover portions of a closed drainage basin that has geological characteristics that may be permissive for hosting lithium-enriched brines. Our exploration efforts on the project thus far have included reconnaissance-scale and detailed geochemical sampling, and the completion of three exploration drill holes.  The Columbus Basin project encompasses approximately 14,200 acres, split into two significant blocks of placer mineral claims, and a third contiguous block for which rights were acquired through purchase from a third-party in 2018.

Water rights for the Columbus Basin project are owned by Westwater.

Sal Rica Project

Our Sal Rica project is situated in the area of a closed drainage basin that was once part of the Great Salt Lake/Lake Bonneville area of western Utah. We hold a large group of unpatented placer claims that we acquired in part from Mesa Exploration Corporation (“Mesa Exploration”) and adjoining placer claims that we staked in 2016. The project area was explored previously by Quintana Petroleum for potash-enriched brines, and as part of their shallow drilling program they identified anomalous levels of lithium-enriched brines at depths of less than 50 feet from the surface. Our activities at the Sal Rica project thus far have been limited to geologic reconnaissance and geochemical characterization sampling.  The Sal Rica project encompasses approximately 13,260 acres of federal placer mineral claims.

Water rights for the Sal Rica project are owned by Westwater.

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

New Mexico

In New Mexico, the Company controls minerals rights encompassing approximately 188,700 acres in the west-central part of the State. WWR holds substantial non-reserve mineralized material at several of its properties in the prolific Grants Mineral Belt, which is one of the largest known concentrations of sandstone-hosted uranium deposits in the world.

THE ISR PROCESS

The ISR (in-situ recovery) process is dramatically different from conventional mining techniques. The ISR technique avoids the extraction (mining) and milling of significant quantities of rock and ore and also eliminates the creation of mill tailing waste associated with more traditional mining methods. It is generally more cost‑effective and environmentally sensitive than conventional mining and processing. Historically, the majority of U.S. uranium production resulted from either open pit surface mines or underground mining.

The ISR process was initially developed for the production of uranium in the mid‑1960s, and was first utilized at a commercial‑scale project in South Texas in 1975. It became a routinely utilized recovery method in the South Texas uranium district by the late 1970s, where it was employed in about twenty commercial projects, including two operated by us.

In the ISR process, groundwater fortified with oxygen and carbon dioxide is pumped into a permeable uranium mineralized zone within a wellfield, causing the uranium contained in the deposit to dissolve. A wellfield consists of a series of injection wells, production (extraction) wells and monitoring wells drilled in specified patterns. The design of a wellfield pattern is crucial to minimizing costs and maximizing efficiencies of production. The resulting solutions from the wellfields are pumped to the surface, where the uranium‑bearing water is circulated through an ion exchange column, and uranium is precipitated from the fluid onto resin beads. The uranium‑depleted fluid is then re‑injected into the subsurface uranium deposit. When the ion exchange column’s resin beads are loaded with uranium, they are removed and flushed with a salt‑water solution, which liberates the uranium from the beads. This process results in uranium residing in a slurry, which is then dried and packaged for shipment as a uranium concentrate. In order to achieve greater operating efficiencies and reducing capital expenditures when developing new wellfields, we employ a wellfield‑ specific remote ion exchange process as opposed to a central processing plant, as we had done historically. Instead of piping the solutions over long distances through large diameter pipelines, and mixing the waters of several wellfields together, each wellfield is produced using a dedicated satellite ion exchange facility. This allows ion exchange to take place at the wellfield instead of at the central plant. The satellite facilities allow recovery of uranium from each wellfield using its own native groundwater, thus avoiding the introduction of foreign mineral complexes and the attendant complications of doing so.

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

The Texas Commission of Environmental Quality (“TCEQ”) is the administrative agency with jurisdiction in Texas over the radioactive material license. For operations in New Mexico, radioactive material licensing is handled directly by the Nuclear Regulatory Commission (“NRC”).

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

Mining Permits

All uranium producing states have regulations governing the development licensing or permitting, operation and closure of conventional and ISR mines. In New Mexico, the Mining and Minerals Division of the Energy, Minerals and Natural Resources Department is responsible for issuing permits under the authority of the New Mexico Mining Act of 1978. Well established regulations specify what information is necessary to support mine permit applications and set forth a well‑defined application review process. The primary focus of the agency’s review is to ensure that the proposed mine will protect the environment surrounding the mine area, comply with relevant environmental standards, and be reclaimed to a self‑sustaining ecosystem or other approved post‑mine land use. Application reviews require consultation with other state agencies, public notice and public hearing opportunities. In addition to mine permits, a discharge permit must be obtained from the New Mexico Environmental Department for mine facilities such as ore pads, waste rock piles and tailings impoundments.

In Texas, the TCEQ regulates uranium mining and issues the necessary license and permits.  Our subsidiary URI, Inc. holds a radioactive material license which covers the Kingsville Dome, Rosita and Vasquez sites, and that license is in timely renewal.  Each site has operated under a class III injection permit also issued by the TCEQ.  Rosita and Vasquez permits were renewed in 2014.  The Kingsville mining permit application was withdrawn, without prejudice to refiling, in June 2016.  Within each area’s permit, the TCEQ also issues production area authorizations (“PAAs”).  Kingsville holds three PAAs, Rosita holds four PAAs, and Vasquez holds two PAAs.  Each site also has class I non-hazardous injection permits for operation of waste disposal wells on site, which are regulated by the TCEQ as well. The permits for the disposal wells at Kingsville Dome and Vasquez are active. The permit for the disposal well at Rosita is currently in the renewal process and is being reviewed by the TCEQ. The disposal well permit for Kingsville was renewed and approved on January 28, 2019.  In addition to the required state permits, the EPA regulates the underground aquifers and requires areas with uranium mineralization to have that portion of the aquifer exempted before state mining permits are issued.   The aquifer exemptions for all three Texas sites have been issued.

Graphite Mining

Graphite Mining in Alabama requires a mine permit in accordance with the Alabama Surface Mining Act of 1969.  It is administrated by the Alabama Department of Labor (“DoL”).  DoL issues mining permits, ensures that mine sites are properly bonded for reclamation purposes, and makes periodic inspections. A streamlined permit application process reduces the start-up time for new operations, and expedites permit renewals.  Mining permit is filed by completing the “Application for Surface Mining Permit and Comprehensive Reclamation Plan” along with the $250 permit fee.  The applicant must also post a cash, surety or negotiable bond in the amount of $2,500 per acre area to be disturbed payable to “Commissioner, Alabama Department of Labor”.    The Coosa graphite mine may be subject to the US NEPA process, with potential review by various federal agencies that may include USEPA, the Army Corp of Engineers, and others.

Lithium-enriched brines

Lithium-enriched brines on public lands, which are managed by either the U.S. Bureau of Land Management (“BLM”) or the U.S. Forest Service, in Nevada and Utah can be acquired by staking placer mining claims.  Production of lithium-enriched brines in Nevada is regulated in part by the Nevada Division of Water Resources as brine is considered to be a water resource and the Nevada Bureau of Mining Regulation and Reclamation, as well as by the relevant federal land management agency in a manner similar to the requirements for a hard-rock mine.

Other

In order for a licensee to receive final release from further radioactive material license obligations after all of its ISR and post‑production reclamation have been completed, approval must be issued by the TCEQ for Texas properties along with concurrence from NRC and for properties in New Mexico by the NRC.

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

Uranium Reclamation and Restoration Costs and Bonding Requirements

At the conclusion of ISR or conventional mining, a site is decommissioned and reclaimed, and each well field is restored. Restoration involves returning the aquifer to its pre‑development use. Restoration can be accomplished by flushing the ore zone with native ground water and/or using reverse osmosis to remove ions, minerals and salts to provide clean water for reinjection to flush the ore zone. Reclamation involves repairing surface disturbances caused by mining and mineral processing. Decommissioning and reclamation entails dismantling and removing the structures, equipment and materials used at the site during the ISR and restoration activities.

The Company is required by the regulatory agencies in the State of Texas to obtain financial surety relating to certain of its future restoration and reclamation obligations. The Company has provided performance bonds issued for the benefit of the Company in the amount of $9.1 million to satisfy such regulatory requirements. The performance bonds relate primarily to our operations at our Kingsville Dome, Rosita and Vasquez projects.

In February 2013, the Company secured a new source to satisfy its financial surety obligations for the Texas regulatory agencies. Previously, the Company had met its financial surety obligations through a combination of bank issued letters of credit (the “LOCs”) and bonds issued for the benefit of the Company. These financial surety arrangements required the Company to fully collateralize the face amount of the LOC’s and the bonds with short term investment vehicles. This requirement resulted in the Company posting $9.1 million in cash that was restricted for the purpose of collateralizing these obligations. The Company’s financial surety arrangements are currently provided by Lexon Insurance Company (“Lexon”) in the form of bonds issued for the benefit of the Company. The amount of the bonds written by Lexon total $9.2 million at December 31, 2019 and the collateral requirements of these bonds require the Company to maintain approximately 40% of the value of the bonds in the form of restricted cash.

We estimate that our restoration and reclamation liabilities for prior operations at the Kingsville Dome, Vasquez and Rosita sites as of December 31, 2019, are about $7.9 million, with a carrying value of $6.2 million recorded as a liability on our balance sheet as of December 31, 2019.The Company’s financial surety obligations are reviewed and revised periodically by the Texas regulatory agencies. In New Mexico surety bonding will be required before commencement of uranium recovery operations and will be subject to annual review and revision by NRC and the State of New Mexico or the EPA.

Water Rights

Water is essential to the ISR process. It is readily available in South Texas, where water is subject to capture and we do not have to acquire water rights through a state administrative process. In New Mexico, water rights are administered through the office of the New Mexico State Engineer (the “State Engineer”) and can be subject to Indian tribal jurisdictional claims in some instances. Also, in New Mexico, new water rights or changes in purpose or place of use or points of diversion of existing water rights, such as those in the San Juan and Gallup Basins where our properties are located, must be obtained by permit from the State Engineer. Applications may be approved subject to conditions that govern exercise of the water rights.

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

In Alabama, any surface or groundwater withdrawals are managed through the Alabama Water Use Reporting Program.  The Alabama Water Resources Act and associated regulations establish the requirements for water withdrawals.  The process begins with the submittal of an application form called a “Declaration of Beneficial Use” and other required information to the Office of Water Resources (“OWR”) within the Alabama Department of Economic and Community Affairs.  Once application information is reviewed and determined to be complete, OWR will issue what is called a Certificate of Use (“COU”) that lists the applicant’s name and information concerning all registered surface and/or groundwater withdrawal points and their withdrawal information.  Entities with a capacity to withdraw more than 100,000 gallons per day are required to register with OWR and obtain a COU. The COU certify that proposed water use will not interfere with an existing water use and is beneficial.

AVAILABLE INFORMATION

Our internet website address is www.westwaterresources.net. Our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to section 13(a) of 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Code of Ethics, Nominating and Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter. You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s website at http://www.sec.gov. You may also obtain a printed copy of the foregoing materials by sending a written request to: Westwater Resources, Inc., 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112, Attention: Information Request, or by calling 303.531.0516. The information found on our internet website is not part of this or any report filed or furnished to the SEC.

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

We have incurred significant losses since ceasing production of uranium in 2009 and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of December 31, 2019, we had a net working capital deficit of approximately $1.3 million, cash of approximately $1.9 million and an accumulated deficit of approximately $302 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our independent auditor’s report for year ended December 31, 2019 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our debt and equity securities. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

If we are unable to raise additional capital, our business may fail and holders of our securities may lose their entire investment.

We had approximately $1.9 million in cash at December 31, 2019 and have raised approximately $9.2 million through February 14, 2020 from sales under our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and PA with Lincoln Park and receipt of the purchase price from URC pursuant to the asset purchase agreement. On average, WWR expended approximately $0.9 million of cash per month during 2019, which is expected to continue during 2020. However, the Company has taken measures to reduce general and administrative costs going forward and has reduced activity in Texas while preserving regulatory compliance. There can be no assurance that WWR will be able to obtain additional capital after it exhausts its current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing holders of our securities. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

The success of our mining operations is dependent on our ability to develop our properties and then operate them at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. The volatility of graphite, vanadium, lithium and uranium prices makes long‑range planning uncertain and raising capital difficult.

Our ability to obtain positive cash flow will be dependent on developing and then mining sufficient quantities of graphite, vanadium, lithium and uranium at a profit sufficient to finance our operations and for the acquisition and development of additional mining properties. Any profit will necessarily be dependent upon, and affected by, the long and short-term market prices of graphite, vanadium, lithium and uranium, which are subject to significant fluctuation. For example, uranium prices have been and will continue to be affected by numerous factors beyond our control, such as, the demand for nuclear power, political and economic conditions in uranium producing and consuming countries, uranium supply from secondary sources and uranium production levels and costs of production. A significant, sustained drop in graphite, vanadium, lithium and uranium prices would cause us to recognize impairment of the carrying value of our graphite, vanadium, uranium or other assets.

The timing and amount of compensation relating to the revocation of the mining and exploration licenses for our Temrezli and Sefaatli projects is yet to be determined.

On June 20, 2018, the General Directorate of Mining Affairs, a department of the Turkish Ministry of Energy and Natural Resources, notified the Company that the mining and exploration licenses for its Temrezli and Sefaatli projects located in Turkey had been revoked and potential compensation would be proffered. Westwater has reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy its unlawful actions, but to no avail.  As a result, on December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey before ICSID, pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments.  On December 21, 2018, ICSID advised that it had formally “registered” the Request for Arbitration.

While the Company intends to seek full and fair compensation for the licenses through the Request for Arbitration filed with ICSID, the timing of such compensation is yet to be determined. In addition, the Company can provide no assurance about the amount of compensation, if any and an adverse result could have an adverse impact on the Company’s financial conditions and results of operations.

We face a variety of risks related to our proposed battery-graphite manufacturing business.

We plan to develop a battery-graphite manufacturing business that produces low-cost, high-quality, and high-margin graphite products for battery manufacturers. The proposed battery-graphite manufacturing business is significantly different from our historic mining operations and carries a number of risks, including, without limitation:

•the potential diversion of management’s attention and other resources, including available cash, from our existing mining business;

•unanticipated liabilities or contingencies, including those related to intellectual property;

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

•	The potential for interruptions in our sources of graphite prior to operation of the Coosa graphite mine due to environmental and transportation risks

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

We plan to begin operation of a pilot plant for our battery-graphite manufacturing business in 2020, followed by construction of a commercial scale processing facility in 2022 that purifies readily available graphite flake concentrates from various sources to 99.95% pure carbon. Construction projects of this scale are subject to risks and will require significant capital. Any failure to complete these plants on schedule and within budget could adversely impact our business, results of operations and financial condition.

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

The Company has no known lithium mineral reserves at its Columbus Basin Project in Nevada,  or its Sal Rica Project in Utah, and no known vanadium mineral reserves at its Coosa Project in Alabama. Additionally, even if the Company finds lithium or vanadium in sufficient quantities to warrant recovery, it ultimately may not be recoverable. Finally, even if any lithium or vanadium is recoverable, the Company does not know whether recovery can be done at a profit. Our lithium and vanadium activities are highly prospective and may not result in any benefit to the Company.

Because of the unique difficulties and uncertainties inherent in new mineral exploration ventures, the Company’s lithium and vanadium exploration activities face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration ventures and the high rate of failure of such ventures. The likelihood of success of the Company’s lithium and vanadium exploration activities must be considered in light of the potential problems, expenses, difficulties, complications and delays encountered in connection with the exploration of new mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. The expenditures to be made by the Company in the exploration of its new lithium or vanadium claims may not result in the discovery of lithium or vanadium deposits. Problems such as unusual or unexpected formations and other conditions are involved in new mineral exploration and often result in unsuccessful exploration efforts. If the results of the Company’s new exploration ventures do not reveal viable commercial mineralization, it may decide to abandon its claims. If this happens, the Company will not benefit from any of the expenditures it will incur in pursuing the claims.

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

Many of our mining properties are unpatented mining claims to which we have only possessory title. The validity of unpatented mining claims is often uncertain and such validity is always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims or other real property interests that are owned in fee simple. Because unpatented mining claims are self‑initiated and self‑maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location, perfection and maintenance of an unpatented mining claim. The present status of our unpatented mining claims located on public lands allows us the exclusive right to remove locatable minerals, such as graphite, vanadium, lithium and uranium. We are also allowed to use the surface of the land solely for purposes related to mining and processing the mineral‑bearing ores. However, legal ownership of the public land remains with the federal government. We remain at risk that the mining claims may be lost either to the federal government or to rival private claimants due to failure to comply with statutory requirements. In addition, we may not have, or may not be able to obtain, all necessary surface rights to develop a property.

We may incur significant costs related to defending the title to our properties. A successful claim contesting our title to a property may cause us to compensate other persons or perhaps reduce our interest in the affected property or lose our rights to explore and develop that property. This could result in us not being compensated for our prior expenditures relating to the property.

Exploration and development of graphite, lithium vanadium and uranium properties are risky and subject to great uncertainties.

The exploration for and development of graphite, lithium, vanadium and uranium deposits involves significant risks. It is impossible to ensure that the current and future exploration programs on our existing properties will establish reserves. Whether an ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; graphite, lithium, vanadium and uranium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; availability of labor, labor costs and possible labor strikes; availability of drilling rigs; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. Most exploration projects do not result in the discovery of commercially mineable deposits of minerals and there can be no assurance that any of our exploration stage properties will be commercially mineable or can be brought into production.

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

The only significant market for uranium is nuclear power plants world‑wide, and there are a limited number of customers; the nuclear power industry continues to experience an overproduction of uranium.

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

The attractiveness of uranium as an alternative fuel to generate electricity may be dependent on the relative prices of oil, gas, coal, hydro‑electricity, renewals and the possibility of developing other low‑cost sources of energy. If the prices of alternative energy sources decrease or new low‑cost alternative energy sources are developed, the demand for uranium could decrease, which may result in a decrease in the price of uranium.

The Company’s experience in uranium exploration may not apply to its plans for graphite, lithium and vanadium exploration or development.

Although the Company and the members of its management team have significant experience in uranium exploration and development that appears to be synergistic with graphite,  lithium and vanadium exploration and development, neither the Company nor any member of its management team has directly engaged in the exploration for or development of graphite,  lithium or vanadium deposits. In particular, the Company believes there are similarities between the exploration for and development of lithium brines and the ISR of uranium, but it may not have sufficiently detailed expertise to effectively explore for and develop lithium deposits. The Company’s lack of specific graphite,  lithium and vanadium experience may lead it to fail to realize the anticipated benefits of its acquisition of Alabama Graphite or the Company’s lithium and vanadium exploration and development activities and may adversely affect its financial condition and results of operations. In addition, the Company may need to hire employees or retain consultants with the requisite experience in graphite production and lithium or vanadium exploration and development that are not currently anticipated in the near-term.

Volatility in graphite,  lithium and vanadium prices may make it commercially infeasible for the Company to develop its claims and may result in the Company not receiving an adequate return on invested capital.

The Company’s graphite,  lithium and vanadium exploration and development activities may be significantly adversely affected by volatility in the price of graphite, lithium or vanadium. Mineral prices fluctuate widely and are affected by numerous factors beyond its control such as global and regional supply and demand, interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, and the political and economic conditions of mineral-producing countries throughout the world. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company’s graphite,  lithium and vanadium activities not producing an adequate return on invested capital to be profitable or viable.

Our operations are each subject to environmental risks.

We are required to comply with environmental protection laws, regulations and permitting requirements in the United States, and we anticipate that we will be required to continue to do so in the future. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. include the Atomic Energy Act, Uranium Mill Tailings Radiation Control Act of 1978  (“UMTRCA”), Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations and the Dodd‑Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the NEPA, the National Pollution Discharge Elimination System (NPDES) and Section 404 of the Clean Water Act (CWA) as applicable.

We are required to comply with the Atomic Energy Act, as amended by UMTRCA, by applying for and maintaining an operating license from the NRC and the State of Texas. Uranium operations must conform to the terms of such licenses, which include provisions for protection of human health and the environment from endangerment due to radioactive materials. The licenses encompass protective measures consistent with the Clean Air Act and the Clean Water Act. Mining operations may be subject to other laws administered by the EPA and other agencies.

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

We cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation, generally, is toward stricter standards, and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, reclamation, waste handling and disposal, the protection of certain species, the preservation of certain lands, and epidemics and pandemics to the degree they impact us or our activities. These regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect our results of operations and business or may cause material changes or delay to our intended activities.

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

Natural resource companies are required to close their operations and remediate the lands in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and remediation costs for extractive operations are significant and based principally on current legal and regulatory requirements and closure plans that may change materially. Any underestimated or unanticipated remediation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income in the related period.

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave‑ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If any of our properties are found to have commercial quantities of minerals, we would be subject to additional risks respecting any development and production activities.

Although we carry property and liability insurance with respect to our mineral development and exploration operations, we may become subject to liability for damage to life and property, environmental damage, cave‑ins or hazards against which we cannot insure or against which we may elect not to insure because of cost or other business reasons. In addition, the insurance industry is undergoing change and premiums are being increased. If we are unable to procure adequate insurance because of cost, unavailability or otherwise, we might be forced to cease operations.

Reserve and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including the prices of graphite, lithium, vanadium and uranium inherent variability of the ore and recoverability of graphite, lithium, vanadium and uranium in the recovery process.

The calculation of reserves, other mineralized material tons and grades are estimates and depend upon geological interpretation and geostatistical relationships or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves and mineralized material and their corresponding grades. Until reserves and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and other mineralized materials may vary depending on the price of graphite, lithium, vanadium and uranium. Any material change in the quantity of reserves, other mineralized materials, mineralization or grade may affect the economic viability of our properties.

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

Competition from better‑capitalized companies affects prices and our ability to acquire both properties and personnel.

There is global competition for graphite, lithium, vanadium and uranium properties, capital, customers and the employment and retention of qualified personnel. In the production and marketing of graphite, lithium, vanadium and uranium, there are a number of producing entities, some of which are government controlled and most of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

Our future uranium production will also compete with uranium recovered from the de‑enrichment of highly enriched uranium obtained from the dismantlement of United States and Russian nuclear weapons and imports to the United States of uranium from the former Soviet Union and from the sale of uranium inventory held by the United States Department of Energy. In addition, there are numerous entities in the market that compete with us for properties and are attempting to become licensed to operate ISR and/or underground mining facilities. If we are unable to successfully compete for properties, capital, customers or employees or with alternative uranium sources, it could have a materially adverse effect on our results of operations.

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

The Company has not previously paid dividends on its common stock. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Terms of subsequent financings may adversely impact holders of our securities.

In order to finance our future production plans and working capital needs, we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, holders of our securities’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. We currently have no authorized preferred stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of holders of our other securities until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market.

On March 13, 2018, the Nasdaq Stock Market notified us that the Company did not meet Nasdaq’s $1.00 per share minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq Capital Market. On May 8, 2019, after we effected a one-for-fifty reverse split of our common stock following the close of trading on April 22, 2019, the Company received a written confirmation from the Nasdaq Office of General Counsel that the Company had regained compliance with the Rule.

While our common stock continues to trade on Nasdaq under the symbol “WWR,” there can be no assurance that we will be able to maintain compliance with the continued listing requirements. If our common stock ceases to be listed for trading on Nasdaq, we expect that our common stock would be traded on the over-the-counter market.

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

•                  a limited amount of news and little or no analyst coverage for the Company; and

•                  a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3), the loss of the ability to issue securities in “at-the-market” offerings (including pursuant to the Controlled Equity Offering Sales Agreement between the Company and Cantor Fitzgerald & Co.), or obtain additional financing in the future.

Shareholders would be diluted if we use common stock to raise capital, and the perception that such sales may occur, could cause the price of our common stock to fall.

We plan to seek additional capital to carry out our business plan. This financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. Any issuance of additional shares of our common stock could be dilutive to existing holders of our securities and could adversely affect the market price of our common stock.

On June 6, 2019, we entered into the PA with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $10,000,000 of our common stock. The shares of our common stock that may be issued under the PA may be sold by us to Lincoln Park at our discretion from time to time over a 24-month period commencing after the satisfaction of certain conditions set forth in the PA, which conditions were satisfied on June 24, 2019. We have previously received $6.5 million in aggregate gross proceeds from prior sales of 2.1 million shares under the PA. The purchase price for the shares that we may sell to Lincoln Park under the PA will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

After Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

The Property. The Coosa Project is comprised of a lease of privately-owned mineral rights from a single land owner covering an overall area of approximately 41,964 acres (approximately 65.6 square miles). The various property parcels that comprise the lease are contiguous with each other, except for a few small and isolated parcels which are situated in the far south part of the project area. The lease has a series of five-year terms (commencing August 1, 2012) that are not to exceed 70 years in total. Under the terms of the lease the Company is required to make annual payments of $10,000 for the original lease in order to maintain our property rights. The Company is obligated to pay the owner of the mineral estate a net smelter returns royalty of 2.00% for any production and sale of graphite, vanadium and other minerals derived from the leased lands. There is a further obligation to pay a 0.50% net smelter return royalty, not to exceed $150,000, and make payments of $100,000 at the time of completion of a “bankable feasibility study” and an additional $150,000 upon completion of “full permitting” of the leased property. These payments are payable to an unaffiliated third-party. The Company does not hold any surface rights in the project area.

Accessibility. Access to the Coosa Project is good. The general area of the project is accessible from local and regional population centers via a network of paved federal, state and county two-lane highways. Various parts of the project lands are traversed by numerous partially maintained dirt and gravel logging roads.

History. The Coosa Project is situated near the southwestern end of the Alabama Graphite Belt, which is a northeast-trending group of graphite deposits and occurrences that are situated in the central and eastern parts of the state. The initial attempt to produce graphite mineralization in the belt commenced 1888, with efforts focusing upon prospects located to the northeast of the region of the Coosa Project. The first commercial production of graphite from deposits in the Alabama Graphite Belt was in 1899 and limited activities continued at least into the 1940s. Within the lands that comprise the Coosa Project graphite production was carried out at the Fixico mine, which operated intermittently between 1902 and 1908. Other graphite prospects in the project area but were evaluated but no efforts were made to mine any other prospects in the project area. Alabama Graphite acquired property rights that comprise the Coosa Project and carried out trenching and drilling programs and completed an aerial geophysical survey of a portion of the project area between 2012 and 2015.

Project Geology. The Coosa Project is located at the southern-most end of the Appalachian mountain range in east-central Alabama. Within the Appalachian Mountains a group of Precambrian to Paleozoic age metamorphic rocks host scattered graphite deposits, in an area known as the Alabama Graphite Belt. At the Coosa Project graphite mineralization, sometimes associated with vanadium mineralization, is hosted within the Higgins Ferry Group, which is comprised of coarse to fine-grained biotite-feldspar-quartz gneiss, various quartz-muscovite and quartz-muscovite-graphite schist, quartzite and altered mafic rocks. The rocks of the Higgins Ferry Group are thought to be Precambrian to Paleozoic in age. In the project area graphite (and vanadium) mineralization is hosted in a series of quartz-muscovite-biotite-graphite and quartz-graphite schists that are generally medium to coarse grained, and are moderately foliated and somewhat contorted. The graphitic schist units are occasionally cut by pegmatites, which are unmineralized with respect to graphite and vanadium. Graphite grades in the quartz-muscovite-biotite-graphite schist are generally 1 percent graphite or less, while graphite grades in the quartz-graphite schist commonly exceed 1 percent. The graphitic schists are moderately to strongly weathered to depths that may extend 10s of feet to occasionally more than 100 feet, and can generally be considered to be surface minable.

Project Activities. Prior to its acquisition by Westwater, Alabama Graphite carried out several exploration programs to identify and partially define the extent and magnitude of graphite mineralization at the Coosa Project, including core and sonic drilling, trenching and sampling, and an airborne geophysical survey. As a result of this exploration a near-surface graphite deposit (the “Coosa deposit”) was defined in the central portion of the project area. A study of the magnitude and extent of the graphite resources of the Coosa deposit was completed by an independent third-party engineering firm, as was the preparation of a preliminary mine plan for possible future development of the deposit.

Since completing acquisition, the Company has revised and re-written the business plan for Alabama Graphite. The Company will now focus its immediate attention not only on defining and upgrading the Coosa project mineral deposit, but will advance the construction of a production facility, in advance of mine development. We will start production of battery products on feedstock acquired from third-party suppliers, until such time that the Coosa mine attains production. At that time, we can continue utilizing purchased feedstock and mined material to make the best possible products. We have selected a third-party source of graphite feedstock.

Production Pilot Operations. The Company has begun initial testing and engineering work to advance the project to pilot scale operations. During the  pilot scale operations, graphite concentrates will be purified and turn into battery grade advance products.  Majority of the pilot operations will be performed at contracted laboratories. The purified material will then be manufactured into our three products, purified micronized graphite, coated spherical purified graphite and delaminated expanded graphite. Once pilot production is established, the Company will move toward full scale production.

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

R 35 E
R 36 E
R 37 E
T 3 N
T 2 N
95
6
WWR Controlled Mineral Rights
N
0
1
2
Mile
Columbus Basin Project
Esmeralda County
Nevada

The Property. We staked the claims that comprise our Columbus Basin lithium brine exploration project in July and September of 2016. The project area covers an area of approximately 14,200 acres, and is comprised of 635 unpatented placer mining claims. The properties do not have any work requirements or royalty obligations attached to them, although we are required to make annual claim maintenance payments of $117,315 to the BLM in order to keep the properties in good standing. In 2018 we exercised an option to purchase a group of unpatented placer claims from a third party. These claims, which cover an area of approximately 4.5 square miles, adjoin Company-owned mineral rights on the southeastern side of our western claim block and the southern end of our eastern claim block. We now own these claims in their entirety, although they are subject to a 1% “net smelter return (“NSR”) royalty payable to the former owners of the claims for any lithium production derived from the purchased properties.

Accessibility. Our Columbus Basin project is situated in west-central Nevada, about 45 miles west of the town of Tonopah and 140 miles southeast of the city of Reno. All weather access to the project site is excellent; paved highways US‑6 traverses the southwest part of our claim block and US‑95 is on the eastern border of the project. A county-maintained gravel road and several unmaintained trails cross the northern and western parts of the project.

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

Sal Rica Project, Box Elder County, Utah

The Property. Our Sal Rica lithium brine exploration project was acquired from Mesa Exploration Corporation in September, 2016 for a combination of shares in Westwater and cash, as well as a two percent NSR royalty, payable to Mesa Exploration, on future production from the acquired lands. The property is comprised of approximately 10,240 acres of unpatented placer mining claims that were acquired from Mesa, and an additional 3,360 acres of unpatented placer claims that we staked subsequent to the purchase of the initial claim block from Mesa Exploration. These additional placer claims, which adjoin the lands obtained from Mesa, are not subject to production royalties. In total, we hold 663 unpatented placer claims in the project area. Annual fees payable to maintain these properties in good standing are $109,395, in the form of annual claim maintenance fees payable to the BLM. There are no other obligations to keep our properties in good standing.

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

History. The Sal Rica project area was first explored for minerals by Quintana Petroleum in the mid‑1960s, who drilled a series of wide-spaced (generally ranging from 1 to 2 mile spacing) shallow holes in search of potash bearing brines hosted in near-surface aquifers. As part of their exploration program Quintana analyzed material recovered from these drill holes for a range of associated elements, including lithium. Analytical results from this work indicated the presence of anomalous lithium values ranging from 22 to 81 parts per million lithium over an area of about 42 square miles. Mesa Exploration carried out a sampling program on the property in 2016 in an effort to confirm the analytical results, and obtained sample values ranging as high as 80 parts per million lithium and averaging 66 parts per million, consistent with the historical results of Quintana’s drilling.

Other than the Quintana and Mesa Exploration activities on the property there have been no known mineral-related activities on lands that comprise the Sal Rica project.

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

Permitting Status. Westwater Resources submitted three applications for water rights at the Sal Rica Project with the Utah Division of Water Rights to facilitate production of any potential resource identified in the project area. One application, totaling 1,500 acre-feet of water has been granted, and the remaining two applications are under review. The company is currently preparing exploration permits for the project area.

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

Uranium production at Kingsville Dome was suspended in 2009 and the plant has been in a standby status since that time. The plant has two 500 gallon per minute reverse osmosis systems for groundwater restoration.  The first unit was idled in 2010 and the second unit was idled in January of 2014, when ground water restoration was completed. The plant can serve as a processing facility that can accept resin from multiple satellite facilities.   In addition to the processing plant there are four satellite ion exchange systems in the project area.  Each of the satellite systems is capable of processing 900 gallons per minute of uranium-bearing ISR fluids from well fields, and these satellite plants can be relocated to alternate extraction sites as needed. As is the case with the main plant, the satellite facilities have been on standby since 2009.

Rosita

Our Rosita uranium processing plant and associated well fields are located in Duval County, Texas on a 200‑acre tract of land owned by the Company. The facility is located within the South Texas uranium province, about 22 miles west of the town of Alice. The plant was constructed in 1990, and was originally designed to operate as an up-flow extraction facility, in a similar manner to our Kingsville Dome plant.  Resin was processed at the Rosita plant, and the recovered uranium was precipitated into slurry, which was then transported to Kingsville Dome for final drying and packaging. Production from the Rosita plant began in 1990 and continued until 1999, when it was placed on standby.  In the 2007‑2008 period upgrades were made to the processing equipment and additions to the facility were installed, including revisions to the elution and precipitation circuits, and the addition of a full drying system.  Construction terminated when the plant was 95% complete, due to production and price declines.  We anticipate that the plant will have an operating capacity of 800,000 pounds of U3O8 per year when the upgrades have been completed.  One satellite ion exchange system is in place at the Rosita project, but only operated for a short period of time in 2008.  Loaded resin from the Rosita satellite unit was shipped to Kingsville Dome for processing.

Vasquez

The Vasquez project is located in Duval County, Texas, a short distance northwest of the town of Hebbronville. The project is situated on a leased tract of land that is being held until final restoration has been completed. The Vasquez ISR mine was constructed in 2004. Uranium recovered from wellfields at the Vasquez project was partially processed through a satellite ion exchange system, capable of processing 1,200 gallons per minute, and with final uranium recovery was undertaken at the Kingsville Dome plant. Groundwater restoration efforts were completed in January, 2014. Uranium recovery efforts at the Vasquez project took place between 2004 and 2008. The site is currently in the final stages of reclamation and is anticipated to be closed in 2020.

URANIUM PROPERTIES

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
Mile
Kingsville Dome Project
Kleberg County, Texas

Kingsville Dome Project, Kleberg County, Texas:

The Property.  The Kingsville Dome project is located in Kleberg County, Texas, approximately 35 miles southwest of the city of Corpus Christi and eight miles southeast of the town of Kingsville. The project is comprised of numerous mineral leases from private landowners, covering an area of approximately 2,434 gross and 2,227 net acres of mineral rights. The leases are held through the payment of annual rents, and the leases provide for the payment of production royalties, ranging from 6.25% to 9.375%, based upon uranium sales from the respective leases. The leases initially had expiration dates ranging from 2000 to 2007; however, we continue to hold most of these leases through our ongoing restoration activities. With a few minor exceptions, the leases contain clauses that permit us to extend the leases not held by production by payment of royalties ranging from $10 to $30 per acre.

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

Restoration and Reclamation. The Company completed the groundwater restoration program during 2013 and entered the required stabilization period. As a result, the Company did not incur any costs related to restoration and reclamation activities during 2019. During 2019, we conducted stability and standby care activities at the Kingsville Dome project, as required by our permits and licenses.

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

35
37
Rosita
Corpus Christi
Laredo
44
3196
WWR Permit Boundary
WWR Controlled Mineral Rights
Plant Location
Mineralized Zone
Paved Road
Gravel Road
N
0
0.5
Mile

Rosita Project
Duval County, Texas

Rosita Project, Duval County, Texas

The Property. The Rosita project is located in north-central Duval County Texas, about 14 miles southeast of the town of Freer and 60 miles west-northwest of the city of Corpus Christi. Our property holdings consist of mineral leases from private landowners covering approximately 2,759 gross and net acres of mineral rights. We have dropped all leases associated with the nearby Rosita South property (also known as the Cadena area).  All of the leases for the Rosita area provide for payment of sliding scale royalties that are based upon the price of uranium, ranging from 6.25% to18.25% of uranium sales produced from the leased lands. Under the terms of the leases the lands can be held after the expiration of their primary term and secondary terms, as long as we are carrying out restoration and reclamation activities. The leases initially had primary and secondary terms ranging from 2012 to 2016, and provisions to extend the leases beyond the initial terms.  We hold these leases by payment of annual property rental fees ranging from $10 to $30 per acre.

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

Restoration and Reclamation. The Rosita project is comprised of four TCEQ authorized production areas. Production areas 1 and 2 are depleted, and groundwater restoration has been completed to regulatory standards. Production areas 3 and 4 contain immaterial uranium reserves that have yet to be produced. Existing wells in production area 4 were plugged. Production areas 1 and 2 consisted of seven wellfields whose groundwater has been restored by the circulation and processing of approximately 1.3 billion gallons of reverse osmosis treated water. In 2013 we completed the final phase of TCEQ required stabilization in production areas 1 and 2. The Company began plugging wells in production areas 1 and 2 in 2014 and completed those activities in 2016. TCEQ has accepted that plugging was completed in accordance with the approved closure plan. Remaining wells for other uses are being transferred or reclassified in order to complete closure of the two production areas. During 2019, the Company incurred costs relating to surface reclamation and standby of the aforementioned production areas. Completion of the surface reclamation was temporarily halted in 2019 and is expected to resume in early 2020.

Permitting Status.  A radioactive material license issued by the TCEQ for the Rosita project is in timely renewal.  On August 30, 2012, we filed the requisite application for renewal of our underground injection control permit and it was issued on October 20, 2014. Production could resume in areas already included in existing production area authorizations. As new areas are proposed for production, additional authorizations from the TCEQ under the permit will be required. URI submitted a timely renewal application for the waste disposal well permit at Rosita on May 14, 2019. The application was deemed administratively complete on June 14, 2019. It passed through public comment period without any comments from the public and is in the final stages of review by the TCEQ.

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

History. We commenced production from the Vasquez project in October 2004 and completed production activities in 2008.

Project Geology. Uranium mineralization at the Vasquez project occurs as roll-fronts within porous and permeable sandstones the Oakville Formation, at depths ranging from 200 to 250 feet below the surface.

Restoration and Reclamation. We conducted restoration and reclamation activities at the Vasquez project through 2013, and in 2014 the project was placed in the required groundwater stabilization period. On October, 8, 2017, we requested acknowledgement that restoration was completed and submitted the results of stability to the TCEQ. On, November 3, 2017, the TCEQ acknowledged completion of restoration. Plugging and abandonment of the wellfields commenced on December 4, 2017 and was completed in July, 2018. In August 2018, we submitted our plugging report to the TCEQ and a revision was submitted in October 2018. The TCEQ completed its plugging and abandonment inspection in November 2018 and we received approval of completion of plugging on December 13, 2018. Upon completion of plugging, we immediately began surface reclamation. During 2019 completion of the surface reclamation was temporarily halted and is expect to resume in 2020. The site is undergoing complete closure.

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

Permitting Status. A radioactive material license issued by the TCEQ is in timely renewal. On July 10, 2012 we filed the requisite application for renewal of our underground injection control permit. On September 23, 2014 the renewal was issued by the TCEQ.  Vasquez UIC permit URO3050 was approved for a restoration range table amendment in 2016.

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

Historical mining activities in the project area focused upon deposits that were positioned above the water table, while our targets are situated below the water table and may be suitable for ISR methods.

Project Activities. We acquired a substantial amount of historical exploration drilling information and other geological data for our properties in the Butler Ranch area. Detailed technical studies of this information have been carried out, and this new information is being combined with other data that we hold in order to further evaluate the potential of the Butler Ranch project.

Permitting Status. The Company does not have any active exploration permits for the Butler Ranch project.

Nose Rock
Western U.S.
Gallup
West Largo
Ambrosia Lake
Juan Tafoya
40
25
Cebolleta
Grants
Albuquerque
N
WWR Project
0
14
Miles

New Mexico
Properties Location Map

NEW MEXICO URANIUM PROJECTS

General

We hold a significant portfolio of properties throughout the extent of the Grants mineral belt of west-central New Mexico. Included within our New Mexico property portfolio are fee mineral rights that we own, fee surface and mineral rights leased from third parties and unpatented lode mining claims that we own. Collectively, this property position represents one of the largest mineral rights holdings in the Grants mineral belt.

The Grants mineral belt is an approximately 100‑mile-long northwesterly trending belt of sandstone-hosted uranium deposits that historically have been the largest source of uranium production in the United States. During the period of mining activity in the Grants mineral belt, generally between the early 1950s and the mid‑1980s, more than 80 underground and open pit mines were developed and operated by several mining companies. At various times during the productive life of the Grants mineral belt, six uranium processing mills were built and operated by the Anaconda Company, Homestake Mining Company, Kerr-McGee, Phillips Petroleum, Sohio Western and United Nuclear.

T 11 N
R 5 W
R 4 W
SEBOYETA
BIBO
MOQUINO
PAGUATE
279
Cebolleta
Albuquerque
40
25
Area III
Sohio
Area IV
Area II
Area I
Area V
St. Anthony
Jackpile (Anaconda)
Woodrow (Anaconda)
T 11 N
T 10 N
Paguate (Anaconda)
H-1 Laguna (Anaconda)
R 5 W
R 4 W
R 4 W
WWR Controlled Mineral Rights
Shaft
Mineralized Zone
N
0
1/2
1
Mile
Cebolleta Project
Cibola County
New Mexico

Cebolleta Project

General. Our Cebolleta project is located in west-central New Mexico, approximately 45 miles west-northwest of the city of Albuquerque. It is situated in the Laguna mining district, an area that has seen considerable uranium mining activity since the 1950s.

The Property. In March 2007, we entered into a lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a land grant, to lease the Cebolleta property (the “Cebolleta Lease”), which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as the Company is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years of entry into the Cebolleta Lease, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties ranging from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides us with the right to explore for, mine, and process uranium deposits present on the Cebolleta project. In February 2012, we entered into an amendment of the Cebolleta Lease (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2016. In addition, the date has been further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deductions to the recoverable reserve payment.  In the fall of 2017, the Company negotiated a second amendment to the Cebolleta Lease that included a reduction of the advance royalty payment to $350,000 for three years (2018‑2020), after which the payments return to the prior formula.  Additionally, and for the duration of the agreement, the requirement for a feasibility report has been removed, the reserve payment has been eliminated in favor of a single payment of $4.0 million upon commencement of production and the gross proceeds royalty has been fixed at 5.75%.

Accessibility. The Cebolleta project is situated in the eastern-most portion of Cibola County, New Mexico. It is located approximately 45 miles west-northwest of the city of Albuquerque, and about 10 miles north of the town of Laguna. A major transcontinental highway (US Interstate Highway I‑40) traverses the region about 12 miles south of the project and a well-maintained state of New Mexico paved highway, New Mexico State Highway 279, connects I‑40 at the village of Laguna with the settlement of Seboyeta, which is located approximately four miles northwest of the project. An all-weather graded gravel road and several private roads of varying quality cross the project lands and provide access to nearly all parts of the project area. During periods of precipitation access to the immediate project area on the unmaintained private roads may be hindered due to muddy ground conditions, but these events are normally of short duration.

One power line is present at the north end of the project area, and a major high voltage electrical transmission line and sub-station are present approximately five miles northeast of the main part of the Cebolleta project area.

History. Parts of the Cebolleta project were developed as open pit and underground mines, and uranium was produced from the project area during the 1950s through the early 1980s. Initial production was attained from a small underground mine in the St. Anthony area, developed by Climax Uranium in the 1950s. The project was revitalized in the mid‑1960s after various leases were acquired by United Nuclear, who also conducted an extensive exploration program on the property, and subsequently developed two open pit and one underground mine on the southern part of the project area. United Nuclear ceased uranium mining from their holdings in the project area in 1979.

Sohio Western Mining and Reserve Oil and Minerals carried out an extensive exploration drilling program on lands that comprise the northern part of the current Cebolleta project area, and subsequently discovered five discrete uranium deposits. Sohio developed one underground mine, and constructed a uranium processing mill on a nearby parcel of land in the early to mid‑1970s. Sohio operated the mine and mill complex until it was shut down in 1981. There has been no uranium production from the property since 1981.

Project Geology. The Cebolleta project is the site for six sandstone-hosted uranium deposits that occur as discrete flat-lying tabular bodies of uranium mineralization that are hosted within the Jackpile Sandstone Member of the Jurassic-age Morrison Formation. The mineralized bodies are contained within channels in the Jackpile Sandstone, and are found at depths ranging from approximately 250 to 850 feet below the surface. The deposits are generally situated above the local and regional water tables.

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

The project has an industrial grade power line and there are three water wells present on the property. A 12‑foot diameter concrete-lined shaft is present at the larger of the two uranium deposits, and a 5‑foot diameter steel cased “ventilation” shaft is in place.

The Property. The Juan Tafoya project is comprised of lands covering an area of approximately of 4,097 acres of fee (deeded) surface and mineral rights that are owned by the Juan Tafoya Land Corporation (“JTLC”) and 24 leases with private owners of small tracts covering a combined area of approximately 115 acres. The JTLC lease has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as we are conducting operations on the Juan Tafoya project. Additionally, the JTLC Lease required: (i) an initial payment to JTLC of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the prevailing price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or their heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya project and (vii) funding of a scholarship program for the shareholders of the JTLC or their heirs. We are obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JTLC Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya project, or (c) the project is deemed uneconomical by an independent engineering firm. The Company’s most recent negotiations with JTLC, completed in the fall of 2017, allow for a reduction of advance royalty payments to $174,000 per annum for three years (2017‑2019), after which they return to the original formula. Additionally, the gross proceeds royalty rate is fixed at 4% for the remainder of the agreement.

The fee mineral leases covering the individually-owned small tracts have similar royalty provisions as the JTLC lease and have annual rental obligations of $9,526.

The JTLC Lease and the “small tract” fee mineral leases provide us with the right to explore for, mine and process uranium deposits present on the leased premises.

In January 2007, we entered into a letter agreement with International Nuclear, Inc. to acquire certain technical data relating to the Juan Tafoya project. Pursuant to the letter agreement, a cash payment was made and a royalty was assigned to International Nuclear, Inc. of $0.25 per pound of uranium recovered from the Juan Tafoya project by the Company with a maximum payout of $1,000,000.

Accessibility.  The Juan Tafoya project is located in west-central New Mexico, about 25 miles north of the town of Laguna. Access to the project area from Albuquerque is over a four lane Interstate highway (US I‑40) to the town of Laguna (a distance of approximately 45 miles) and a paved two-lane highway (for a distance of 15 miles) to the village of Seboyeta and a further 16 miles over a well-maintained all-weather gravel road. Several private roads of varying quality cross the project lands and provide access to nearly all parts of the project area. Vehicle access to most parts of the Juan Tafoya project area is good, except for short periods following rain or snow storms.

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

The Juan Tafoya project was nearly fully developed for uranium mining and processing, with the construction of a mill and related mine infrastructure. However, all plant and equipment have been removed from the Juan Tafoya project and the project has no significant plant or equipment, including subsurface improvements and equipment. However, there is a 12‑foot diameter concrete lined shaft (to a depth of about 1,850 feet) and a five-foot diameter steel lined ventilation shaft (to a depth of about 2,200 feet) at the northwestern end of the Marquez deposit.

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

Water Rights. Under the terms of the JTLC lease the Company has the right to utilize approximately 1,800‑acre feet of water rights that are owned by the JTLC.

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

WORK COMPLETED ON PROPERTIES IN 2019

	Statement of Operations (1)			Balance Sheet
		Mineral		Property,
	Operating	Property		Plant &	Restoration	Total
Property	Expenses	Expenses	Impairment	Equipment	Liability (2)	Expenditures
	(expressed in thousands of dollars)
Columbus Basin project	$—	$126	$—	$—	$—	$126
Sal Rica project	—	111	—	—	—	111
Coosa project	—	194	—	—	—	194
Bama project	—	8	—	—	—	8
Temrezli project	—	—	—	—	—	—
Rosita project	370	161	—	—	126	657
Kingsville Dome project	559	157	143	—	—	859
Vasquez project	401	93	—	—	167	661
Butler Ranch project	—	(4)	—	—	—	(4)
Cebolleta project	—	440	—	—	—	440
Juan Tafoya project	—	223	—	—	—	223
Other	—	13	—	—	—	13
	$1,330	$1,522	$143	$—	$293	$3,288

(1)See Item 7—Management Discussion and Analysis below for discussion of 2019 mineral property expense charged to the Statement of Operations.

(2)For description of 2019 reclamation activities at the Rosita and Vasquez projects, see discussion at Item 2—Properties above.

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2019 by location is as follows:

	Net Property, Plant and Equipment at December 31, 2019
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,112	$0	$—	$—	$3,112
Mineral rights and properties	—	—	8,972	7,806	—	16,778
Other property, plant and equipment	6	327	—	—	114	447
Total	$6	$3,439	$8,972	$7,806	$114	$20,337

As noted in the table above, the Company’s most significant uranium property infrastructure is located in South Texas. The Company’s two licensed processing facilities are located at the Kingsville Dome project and at the Rosita project. The Kingsville Dome and Rosita facilities are currently capable of processing 800,000 pounds of U3O8 annually, expandable to 1.6 million pounds. The Kingsville Dome plant has a carrying value of $0.3 million. The Rosita plant is a newer facility and has a carrying value of $2.1 million. Each of these plants has been idle since 2009 and each will require approximately $0.8‑$1.0 million of capital expenditures to return them to current productive capacity. The Company also has portable satellite ion exchange equipment at the Kingsville Dome project and the Rosita project with carrying values at December 31, 2019 of $0.4 million and $0.1 million, respectively.

INSURANCE

Our properties are covered by various types of insurance including property and casualty, liability and umbrella coverage. We have not experienced any material uninsured or under insured losses related to our properties in the past and believe that sufficient insurance coverage is in place.

ITEM 3.  LEGAL PROCEEDINGS

DISPUTE WITH FABRICE TAYLOR

On June 29, 2017, Alabama Graphite, two of its former officers and one former director were named as defendants in a lawsuit filed in the Superior Court of Justice in Ontario, Canada and styled Fabrice Taylor v. Alabama Graphite Corp., et. al., CV‑17‑578049. The plaintiff in the lawsuit is the publisher of an investment newsletter and the complaint alleges that the defendants made certain postings on an internet website that were allegedly defamatory of the plaintiff and made certain oral statements to third parties that were allegedly slanderous of the plaintiff, and as a result the complaint seeks damages in the amount of CAD$3.0 million, unspecified punitive damages and permanent injunctive relief. On August 9, 2017, as amended on August 29, 2017, the defendants responded to the complaint, denied the allegations contained in the complaint, filed counter-claims alleging that plaintiff made certain statements on the internet that were defamatory of the defendants, and set forth general, specific, aggravated and punitive damages in the total amount of CAD $7.0 million as well as permanent injunctive relief. The lawsuit has not been prosecuted by the plaintiff and no schedule yet exists for its resolution or a trial on the merits.

ARBITRATION AGAINST TURKEY

On December 13, 2018, Westwater filed a Request for Arbitration against Turkey before ICSID, pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments. The Request for Arbitration was filed as a result of Turkey’s unlawful actions against the Company’s investments at the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary Adur. Specifically, in January 2018, Turkish governmental officials informed Adur’s representatives that the government intended to cancel all of Adur’s exploration and operating licenses and requested from Adur reasons why they should not do so.  In March 2018, Adur’s representatives provided Turkish governmental offices with reasons not to revoke the licenses.  Notwithstanding the explanations provided, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, they asserted for the first time in January 2018 that the licenses were issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under Turkish and international law. Westwater has reached out on numerous occasions in 2018 to the Turkish government to resolve the dispute amicably, to reinstate the licenses and to remedy its unlawful actions, but to no avail.

On December 21, 2018, ICSID registered Westwater’s Request for Arbitration. In March 2019, ICSID constituted a three-member tribunal and appointed its President.  In September 2019, the tribunal issued its first procedural order and therein established Washington D.C. as the locale for the proceeding.  Pursuant to the order, Westwater filed its Memorial in the proceeding on January 27, 2020.  The order affords Turkey the opportunity to respond to Westwater’s Memorial on or before March 9, 2020 with a request for bifurcation, or to proceed with filing a Counter-Memorial on or before June 15, 2020.  Schedules for additional filings (as set forth in the order) are dependent upon the approach taken by Turkey and the decision of the tribunal on any request for bifurcation.  If bifurcation is requested and granted, a hearing on jurisdiction only will be scheduled for March 2021.  If bifurcation is not requested, a hearing on the merits will be scheduled for May 2021. If bifurcation is requested and denied, a hearing on the merits will be scheduled for September 2021.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

Our common stock is traded on the Nasdaq Capital Market under the symbol “WWR.” As of January 31, 2020, there were 290 holders of record of our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the two years ended December 31, 2019, and the related notes thereto appearing elsewhere in this Annual Report on Form 10‑K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10‑K.  See “Cautionary Note Regarding Forward-Looking Statements” above.

INTRODUCTION

Westwater Resources, Inc. is a 40-year-old public company trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “WWR.”  Originally incorporated in 1977 as Uranium Resources, Inc. to mine uranium in Texas, our company has been reborn as a diversified energy materials developer. Westwater now has a presence in uranium, lithium exploration, and battery-ready graphite materials after its acquisition of Alabama Graphite Corp. (“Alabama Graphite”) in April 2018. In addition, Westwater recently discovered significant vanadium concentrations at the Coosa Graphite Project (the “Coosa Project”) in Alabama and has an exploration plan available to further investigate the size and extent of those concentrations.

Westwater holds battery-ready graphite development properties in Alabama, exploration properties with lithium exploration potential in Nevada and Utah, two idled uranium production properties in Texas and several uranium properties in Texas and New Mexico. Westwater ceased uranium production in 2009 due to reductions in the price of uranium, although Westwater’s uranium properties and facilities in Texas can be restarted once the price of uranium recovers to acceptable levels.

Section 232 Investigation

The U.S. Department of Commerce initiated a Section 232 investigation in July 2018 to determine whether the present quantity of uranium ore and product imports threaten to impair U.S. national security. This trade investigation was initiated under Section 232 of the Trade Expansion Act after two U.S. uranium producers petitioned the Department of Commerce in January 2018, seeking an order that U.S. nuclear utilities be required to purchase 25% of their uranium from U.S. domestic production. U.S. uranium production has declined significantly since 1987, with domestic uranium producers experiencing a major slowdown in operations and employment.

On July 12, 2019, the Administration announced the completion of the Section 232 trade investigation. The President decided to take no trade action, which has allayed market uncertainty about whether a quota, tariff or other trade action would be imposed under the broad power delegated to the President under Section 232. Instead, the President ordered a review of the domestic nuclear supply chain (uranium production, conversion, enrichment and fabrication) in the context of the 2017 White House initiative to revive, revitalize and expand the nuclear energy sector.

Although the Administration did not agree that uranium imports threaten to impair the national security of the United States, it acknowledged that the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security. Accordingly, to address concerns regarding the production of domestic uranium and ensure a comprehensive review of the domestic nuclear supply chain, the President directed that a Nuclear Fuel Working Group be established. The Nuclear Fuel Working Group will include the Secretary of State, Secretary of Energy and Secretary of Defense, among other key officials, and will develop recommendations for reviving and expanding domestic nuclear fuel production (that is, uranium, conversion, enrichment and fuel fabrication). The Nuclear Fuel Working Group was given 90 days to submit a report to the President making recommendations to further enable domestic nuclear fuel production, which was extended by an additional 30 days on October 10, 2019 to November 10, 2019. The report was released on December 4, 2019, and concluded that the federal government, including the U.S. Defense Department, should prioritize purchasing uranium from domestic producers.

RECENT DEVELOPMENTS

Equity Financings

Purchase Agreement (“PA”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”)

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

Following effectiveness of a  registration statement on Form S-1 relating to the resale of the shares subject to the PA on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the PA. On September 11, 2019 and October 28, 2019 we filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019 and November 7, 2019, respectively, registering for resale additional shares under the PA. Inception-to-date through December 31, 2019, the Company has sold 1,694,534 shares of common stock for gross proceeds of $5.8 million. In January 2020, the Company sold 360,000 shares of common stock for gross proceeds of $0.7 million.

Securities Purchase Agreement with Lincoln Park

On May 24, 2019, Westwater entered into a securities purchase agreement, as amended by Amendment No. 1 thereto dated as of May 30, 2019 (as so amended, the “Securities Purchase Agreement”), with Lincoln Park, pursuant to which the Company agreed to issue and sell to Lincoln Park, and Lincoln Park agreed to purchase from the Company (i) 104,294 shares of the Company’s common stock, par value $0.001 per share and (ii) warrants to initially purchase an aggregate of up to 182,515 shares of common stock, at an exercise price of $5.062 per share. On May 30, 2019, the Company issued and sold the common shares and the warrants to Lincoln Park and received aggregate gross proceeds before expenses of $550,751. The warrants became exercisable on November 30, 2019 and may be exercised at any time thereafter until November 30, 2024.

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

Royalty and Promissory Note Sale

On March 5, 2019, Westwater entered into an asset purchase agreement to sell four royalty interests on uranium properties located in South Dakota, Wyoming and New Mexico and a promissory note due in 2020 (the “Laramide note”) to Uranium Royalty Corp. (“URC”) for $2.75 million, including $0.5 million paid at signing, which was credited against the purchase price at the closing of the transaction. On June 28, 2019, Westwater and URC entered into an amendment to the asset purchase agreement, which extended the date for closing under the asset purchase agreement from July 31, 2019 to August 30, 2019. In addition, URC delivered an additional $1,000,000 as deposit to the Company upon signing the amendment, increasing the total deposit credited against the purchase price to $1,500,000. The transaction closed on August 30, 2019, on which date the Company transferred ownership of the royalty interests and the Laramide note to URC in exchange for the final payment of $1.25 million.

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

Reclamation Success in Texas

Westwater has completed wellfield plugging at the Vasquez Project and the Texas Commission on Environmental Quality has approved this phase of reclamation. This paved the way for bond releases in 2019, including the release of a surety bond posted by the Company in the amount of $208,657 as announced by the Company on March 4, 2019. Reclamation of the waste disposal well and its associated pond, as well as the remainder of the surface, is planned for completion in early 2020.

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

Since 2007, Adur has held the exclusive rights for the exploration and development of uranium at Temrezli and Şefaatli, two sites located around 200 kilometers from Ankara, which include the largest and highest-grade deposits of uranium known to be in Turkey. Through June 2018, Adur and its shareholders had invested substantially in these two projects, using their technical expertise and carrying out extensive drilling, testing and studies to move the projects towards production. Having successfully completed the exploration stage of the uranium mining process in 2013‑2014, Adur was granted a number of exploration and operating licenses by the Turkish government to develop the Temrezli mine. As a direct result of Adur’s efforts, Temrezli became the most advanced uranium project in Turkey and it was projected to be one of the lowest cost uranium mines in the world. Westwater acquired Adur in late 2015 for approximately $18 million in an all-stock acquisition of Adur’s parent company, Anatolia Energy Limited.

For many years, Adur and Westwater worked closely with the Turkish authorities and shared their technical expertise in uranium mining. However, Turkey’s most recent actions have undermined this longstanding relationship. In particular, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, beginning in January 2018, they asserted that those licenses had been issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under both Turkish and international law. Westwater reached out on numerous occasions to the Turkish government to resolve this dispute amicably, to reinstate the licenses and to remedy Turkey’s unlawful actions, but to no avail.

As a result, on December 13, 2018 Westwater filed a Request for Arbitration against the Republic of Turkey with the International Center for the Settlement of Investment Disputes (“ICSID”) pursuant to the Treaty between the United States of America and the Republic of Turkey (“Turkey”) concerning the Reciprocal Encouragement and Protection of Investments (the “Treaty”). On February 4, 2020, Westwater announced that it has submitted a Claimant’s Memorial (the “Memorial”) in its arbitration proceeding against Turkey. The Memorial sets out the details of Westwater’s claim against Turkey for its unlawful actions against Westwater’s investments at the Temrezli and Sefaatli uranium projects owned by Adur.

The Memorial sets forth the legal basis for Westwater’s claims under the Treaty and international law generally, as well as the basis for the jurisdiction of the tribunal constituted on May 1, 2019. The Memorial also explains the compensation owed by Turkey for breach of its international obligations towards Westwater, consisting of $36.5 million, plus costs and post-award interest. Accompanying the Memorial is an expert report analyzing the amount of compensation owed to Westwater.

Turkey has until March 9, 2020 to make a request for bifurcation of the proceedings so as to address issues of jurisdiction first.  If it does not make such a request, it will proceed with filing a Counter-Memorial on or before June 15, 2020. Schedules for additional filings are dependent upon the approach taken by Turkey and the decision of the ICSID tribunal on any request for bifurcation. If bifurcation is requested and granted, a hearing on jurisdiction only will be scheduled for March 2021.  If bifurcation is not requested, a hearing on the merits will be scheduled for May 2021. If bifurcation is requested and denied, a hearing on the merits will be scheduled for September 2021. Additional information regarding the ICSID arbitration proceeding is presented in Part II, Item 1 above.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the years ended December 31, 2019 and 2018 was $10.6 million and $35.7 million or $5.31 and $38.47 per share, respectively.  The principal components of these year-over-year changes are as follows:

	For the year ended December 31,
	2019	2018
	(thousands of dollars)
Mineral property expenses	$(2,852)	$(3,538)
General and administrative	(6,086)	(7,357)
Arbitration costs	(1,378)	—
Acquisition related costs	—	(333)
Impairment of uranium properties	(143)	(23,712)
Other operating expenses	(463)	(1,109)
Non-operating income	357	365
Total	$(10,565)	$(35,684)

Mineral property expenses

Mineral property expenses for the year ended December 31, 2019 were $2.9 million, as compared with $3.5 million for the year ended December 31, 2018.

The following table details our mineral property expenses for the years ended December 31, 2019 and 2018.

	For the years ended December 31,
	2019	2018
	(thousands of dollars)
Restoration/Recovery expenses
Rosita project	$(8)	$315
Vasquez project	35	220
Total restoration/recovery expenses	27	535

Standby care and maintenance expenses
Kingsville Dome project	559	639
Rosita project	378	376
Vasquez project	367	319
Temrezli project	—	116
Total standby care and maintenance expenses	1,304	1,450

Exploration and evaluation costs
Coosa Project	168	108
Other Projects	—	4

Land maintenance and holding costs	1,353	1,441

Total mineral property expenses	$2,852	$3,538

For the year ended December 31, 2019, mineral property expenses decreased by approximately $0.7 million as compared with the corresponding period in 2018. The decrease was primarily due to a reduction in reclamation activities at the Vasquez and Rosita Projects due to adverse weather conditions in the first half of 2019 and a reduction in operating activities at the Temrezli Project due to the revocation of the mining licenses by the government of Turkey in June 2018.

General and administrative expenses

Significant expenditures for general and administrative expenses for the years ended December 31, 2019 and 2018 were:

	For the year ended December 31,
	2019	2018
	(thousands of dollars)

Stock compensation expense	$98	$332
Salaries and payroll burden	2,389	2,775
Legal, accounting, public company expenses	2,460	2,694
Insurance and bank fees	495	522
Consulting and professional services	96	227
Office expenses	373	397
Sales and marketing	44	254
Other expenses	131	156
Total	$6,086	$7,357

General and administrative expenses decreased by approximately $0.9 million as compared with the corresponding period in 2018. The decrease was primarily due to the reversal of executive bonus accruals of $0.4 million, a decrease in stock compensation expense of $0.2 million, a decrease in consulting expenses of $0.1 million and sales and marketing expenses of $0.2 million, primarily related to the Alabama Graphite activities in 2018.

Arbitration Costs

During 2019, we incurred arbitration related legal and expert consulting costs of $1.4 million associated with the Request for Arbitration against the Republic of Turkey filed with ICSID in December 2018. For further reference, see discussion above at Part I, Item 3 and in the Recent Developments section of this Part II, Item 7.  The increase of $1.1 million over the $0.3 million cost incurred in 2018 was due to the increased activity preparing the Company’s Memorial which was filed with ICSID on January 27, 2020.

Impairment of uranium properties

During 2019 and 2018, we recorded impairments of $0.1 million and $23.7 million, respectively, to reduce the carrying value of certain uranium properties.  2019 impairments were made solely to plant and equipment at the Kingsville Dome facility in South Texas.

The significant impairment charges in 2018 were comprised of an $18.0 million impairment charge related to the Company’s Temrezli Project in Turkey and a $5.7 million impairment charge against certain of its uranium plant and equipment located in South Texas that had been designated to be utilized in the Temrezli Project.  With the taking of the Temrezli licenses by the Republic of Turkey and with no immediate alternative operating plan for these assets, the estimated sales value of such plant and equipment is the best determinate of fair value.  Accordingly, the impairment charge adjusts the carrying value of the plant and equipment to its estimated net realizable sales value.

Non-operating income and expenses

The Company netted $0.3 million in non-operating income for both twelve-month periods ended December 31, 2019 and 2018.  Significant activity during 2019 included the $0.7 million gain on sale of uranium assets to URC in August 2019, a $0.7 million loss recorded from sale of marketable securities and a decrease in interest income of $0.4 million due to a lower principal balance outstanding on the promissory note in 2019.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $10.0 million for the year ended December 31, 2019, as compared with $11.6 million for the same period in 2018. The $1.6 million decrease in cash used was primarily due to the following:

•	a decrease of $0.7 million of mineral property expenses;
•	a decrease of $0.9 million in general and administrative expenses;
•	an increase of $1.4 million in arbitration related costs in 2019; and
•	an increase in cash from working capital items of $1.3 million.

Investing Activities

Net cash provided by investing activities was $3.8 million for the year ended December 31, 2019, as compared with $0.5 million of cash provided by investing activities for the year ended December 31, 2018. For the 2019 period, the Company received note payments on the Laramide note in the amount of $0.8 million in cash. Additionally, the Company received net proceeds of $0.5 million from the sale of the Laramide securities and $2.5 million in net proceeds from the sale of uranium assets to URC in August 2019.

For the 2018 period, the Company received a note payment on the Laramide note in the amount of $1.1 million in cash. Additionally, the Company received net proceeds of $0.8 million from the sale of Laramide securities. These increases were partially offset by cash used for note advances to Alabama Graphite of $1.5 million.

Financing Activities

Net cash provided by financing activities was $6.7 million for the year ended December 31, 2019 from the proceeds of sales of common stock through the Company’s Cantor Controlled Equity Offering Sales Agreement, and to Lincoln Park pursuant to the Securities Purchase Agreement and to Lincoln Park under the PA.

Net cash provided by financing activities was $8.7 million for the year ended December 31, 2018.  During 2018 the Company received net cash proceeds of $1.3 million, $2.9 million and $4.5 million from the sale of common stock sold through the Company’s Aspire Common Stock Purchase Agreement, Aspire registered direct offering and Cantor Controlled Equity Offering Sales Agreement, respectively.

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

At December 31, 2019 the Company’s cash balances were $1.9 million and the Company had a working capital deficit of $1.3 million.  The Company’s cash balance at February 12, 2020 is $1.6 million. Subsequent to February 12, 2020, the Company expects to fund operations as follows:

•

The PA with Lincoln Park whereby the Company may place up to $10.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 24-months ending in June 2021. The Company currently has $3.5 million remaining sales capacity, subject to the registration of shares on Form S-1. On September 11, 2019 and October 28,  2019, the Company filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019 and November 7, 2019, respectively, registering for resale additional shares under the PA.

•

The Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. which currently has $22.8 million remaining sales capacity, subject to the registration of shares on Form S-3. The Company currently has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $4.2 million (“ATM Offering”).  As of February 12, 2020, the entire $3.2 million is available for future sales under the ATM Offering.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report on Form 10‑K. We believe our most critical accounting policies involve those requiring the use of significant estimates and assumptions in determining values or projecting future costs.

Property, Plant and Equipment

The Company reviews and evaluates its long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected commodity prices, production levels and operating costs of production and capital, based upon the projected remaining future uranium or graphite production from each project. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium or graphite that will be obtained after taking into account losses during processing and treatment.  In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is likely that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium and graphite prices, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

During 2019 and 2018, we recorded impairments of $0.1 million and $23.7 million, respectively, to reduce the carrying value of property, plant and mine equipment. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of uranium properties upon acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium and graphite that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Westwater Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westwater Resources, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

February 14, 2020

We have served as the Company’s auditor since 2017.

WESTWATER RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

		December 31,	December 31,
	Notes	2019	2018
ASSETS

Current Assets:
Cash and cash equivalents	1	$1,870	$1,577
Marketable securities	1	—	415
Assets held for sale	4	—	1,545
Prepaid and other current assets		491	643
Total Current Assets		2,361	4,180

Property, plant and equipment, at cost:
Property, plant and equipment		91,746	91,772
Less accumulated depreciation and depletion		(71,409)	(71,219)
Net property, plant and equipment	5	20,337	20,553
Operating lease right-of-use assets	12	484	—
Restricted cash	1,13	3,797	3,732
Assets held for sale, non-current	4	—	1,493
Total Assets		$26,979	$29,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable		$852	$776
Accrued liabilities		1,770	1,688
Current portion of asset retirement obligations	6	894	708
Operating lease liability - current	12	153	—
Total Current Liabilities		3,669	3,172

Asset retirement obligations, net of current portion	6	5,406	5,495
Other long-term liabilities		500	500
Operating lease liability, net of current	12	340	—
Total Liabilities		9,915	9,167

Commitments and Contingencies	11

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares - 3,339,541 and 1,436,555 respectively
Outstanding shares - 3,339,380 and 1,436,394 respectively	8	3	1
Paid-in capital	8,9	319,758	313,012
Accumulated other comprehensive loss		—	(90)
Accumulated deficit		(302,439)	(291,874)
Less: Treasury stock (161 and 161 shares, respectively), at cost		(258)	(258)
Total Stockholders’ Equity		17,064	20,791

Total Liabilities and Stockholders’ Equity		$26,979	$29,958

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

		For the Year Ended December 31,
	Notes	2019	2018

Operating Expenses:
Mineral property expenses	5	$(2,852)	$(3,538)
General and administrative expenses		(6,086)	(7,009)
Arbitration costs		(1,378)	(348)
Acquisition related costs	3	—	(333)
Accretion of asset retirement obligations	6	(390)	(993)
Depreciation and amortization		(73)	(116)
Impairment of uranium properties	5	(143)	(23,712)
Total operating expenses		(10,922)	(36,049)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities	4	(720)	(484)
Interest income	4	358	735
Gain on sale of fixed assets		—	104
Gain on disposal of uranium assets	3,4	729	—
Other income (expense)		(10)	10
Total other income (expense)		357	365

Net Loss		$(10,565)	$(35,684)

Other Comprehensive Income (Loss)
Unrealized fair value (decrease) on available-for-sale securities		$—	$(861)
Transfer to realized loss upon sale of available-for-sale securities		90	484
Comprehensive Loss		$(10,475)	$(36,061)

BASIC AND DILUTED LOSS PER SHARE		$(5.39)	$(38.47)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		1,961,086	927,687

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balances, January 1, 2018	555,806	$1	$297,277	$287	$(256,190)	$(258)	$41,117
Net loss	—	—	—	—	(35,684)	—	(35,684)
Common stock and common stock purchase warrants issued, net of issuance costs	640,371	—	8,716	—	—	—	8,716
Common stock, warrants and options issued for acquisition of Alabama Graphite	232,504	—	6,483	—	—	—	6,483
Common stock issued for consulting services	3,455		95				95
Common stock issued for purchase of lithium mineral interests	4,000		114				114
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	419	—	332	—	—	—	332
Minimum withholding taxes on net share settlements of equity awards	—	—	(5)	—	—	—	(5)
Unrealized holding loss on available-for-sale securities	—	—	—	(861)	—	—	(861)
Transfer to realized loss upon sale of available for sale securities	—	—	—	484	—	—	484
Balances, December 31, 2018	1,436,555	$1	$313,012	$(90)	$(291,874)	$(258)	$20,791
Net loss	—	—	—	—	(10,565)	—	(10,565)
Common stock and common stock purchase warrants issued, net of issuance costs	1,902,593	2	6,650	—	—	—	6,652
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	393	—	97	—	—	—	97
Minimum withholding taxes on net share settlements of equity awards	—	—	(1)	—	—	—	(1)
Unrealized holding loss on marketable securities	—	—	—	—	—	—	—
Transfer to realized loss upon sale of available for sale securities	—	—	—	90	—	—	90
Balances, December 31, 2019	3,339,541	$3	$319,758	$—	$(302,439)	$(258)	$17,064

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

		For the Year Ended December 31,
	Notes	2019	2018
Operating Activities:
Net loss		$(10,565)	$(35,684)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense		9	—
Accretion of asset retirement obligations	6	390	993
Decrease in restoration and reclamation accrual	6	(293)	(521)
Amortization of note receivable discount	4	(299)	(678)
Amortization of non-cash investor relations fee		—	21
Depreciation and amortization		73	116
Stock compensation expense	9	98	332
Common stock issued for consulting services		—	95
Common stock issued for purchase of lithium mineral interests		—	114
Impairment of uranium properties	5	143	23,712
Gain on disposal of uranium properties	3,4	(729)	—
Gain on disposal of fixed assets		—	(104)
Loss on sale of marketable securities	4	720	484
Effect of changes in operating working capital items:
Decrease in prepaids and other		246	161
Increase (decrease) in payables and accrued liabilities		158	(690)
Net Cash Used In Operating Activities		(10,049)	(11,649)

Cash Flows From Investing Activities
Proceeds from the sale of securities, net	4	536	834
Proceeds from disposal of uranium assets, net	3	2,470	—
Proceeds from sale of fixed assets		—	104
Proceeds from note receivable	4	750	1,134
Acquisition of Alabama Graphite, net of cash acquired	3	—	(1,547)
Net Cash Provided By Investing Activities		3,756	525

Cash Flows From Financing Activities:
Issuance of common stock, net	8	6,652	8,716
Payment of minimum withholding taxes on net share settlements of equity awards		(1)	(5)
Net Cash Provided By Financing Activities		6,651	8,711

Net decrease in cash, cash equivalents and restricted cash		358	(2,413)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		5,309	7,722
Cash, Cash Equivalents and Restricted Cash, End of Period		$5,667	$5,309
Cash Paid During the Period for:
Interest		$6	$9
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Securities received for payment of notes receivable – Laramide		750	750
Common stock issued for acquisition of Alabama Graphite		—	6,394
Stock options and warrants issued for acquisition of Alabama Graphite		—	89
Common stock issued for consulting services		—	95
Common stock issued for purchase of lithium mineral interests		—	114
Total Non-Cash Investing and Financing Activities for the Period		$750	$7,442

The accompanying notes are an integral part of these consolidated financial statements.

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) and include the accounts of WWR and its wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Asset Impairment

The Company reviews and evaluates its long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected commodity prices, production levels and operating costs of production and capital, based upon the projected remaining future uranium or graphite production from each project. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium or graphite that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is likely that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, uranium and graphite prices, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

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

	As of December 31,
(thousands of dollars)	2019	2018
Cash and cash equivalents	$1,870	$1,577
Restricted cash - pledged deposits for performance bonds	3,797	3,732
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,667	$5,309

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2019 and 2018, and indicates the fair value hierarchy:

	December 31, 2019
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$—	$—	$—	$—
Total current assets recorded at fair value	$—	$—	$—	$—
Non-current Assets
Restricted cash	$3,797	$—	—	$3,797
Total non-current assets recorded at fair value	$3,797	$—	$—	$3,797

	December 31, 2018
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$415	$—	$—	$415
Total current assets recorded at fair value	$415	$—	$—	$415
Non-current Assets
Restricted cash	$3,732	$—	—	$3,732
Total non-current assets recorded at fair value	$3,732	$—	$—	$3,732

Asset Retirement Obligations

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its ISR projects to the pre‑existing or background average quality after the completion of mining. Asset retirement obligations, consisting primarily of estimated restoration and reclamation costs at the Company’s South Texas ISR projects, are recognized in the period incurred and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates using level 3 inputs, are accreted to full value over time through charges to accretion expense. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. If the Company does not have a recorded value for the related asset, then the asset retirement cost is expensed as incurred. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of restoration and reclamation costs. As the Company completes its restoration and reclamation work at its properties, the liability is reduced by the carrying value of the related asset retirement liability which is based upon the percentage of completion of each restoration and reclamation activity. Any gain or loss upon settlement is charged to income or expense and is included as part of the Company’s mineral property expense for the period. The Company reviews and evaluates its asset retirement obligations annually or more frequently at interim periods if deemed necessary.

Loss Per Share

Basic loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive. At December 31, 2019 and 2018, the Company had 235,407 and 36,536, respectively, in potentially dilutive securities.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” which supersedes existing guidance for lease accounting. This new standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The new standard requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases with the recognition of a right-of-use asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the right-of-use asset, and for operating leases, the lessee recognizes straight-line lease expense. The new lease accounting standard along with the clarifying amendments subsequently issued by the FASB, collectively became effective for the Company on January 1, 2019. The Company adopted the new lease accounting standard by applying the new lease guidance at the adoption date on January 1, 2019, and as allowed under the standard, used the modified retrospective method and elected not to restate comparative periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. As of January 1, 2019, in connection with the adoption of the new lease accounting standard, the Company recorded a right-of-use lease asset totaling $0.6 million with a corresponding lease liability totaling $0.6 million. Refer to Note 12 for further details on our adoption of the new lease accounting standard.

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

2.LIQUIDITY AND GOING CONCERN

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

At December 31, 2019 the Company’s cash balances were $1.9 million and the Company had a working capital deficit balance of $1.3 million. The Company’s cash balance at February 12, 2020 is $1.6 million. Subsequent to February 12, 2020, the Company expects to fund operations as follows:

•

The PA with Lincoln Park whereby the Company may place up to $10.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 24-months ending in June 2021. The Company currently has $3.5 million remaining sales capacity, subject to the registration of shares on Form S-1. On September 11, 2019 and October 28, 2019, the Company filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019 and November 7, 2019, respectively, registering for resale additional shares under the PA.

•

The Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. which currently has $22.8 million remaining sales capacity, subject to the registration of shares on Form S-3. The Company currently has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $4.2 million (“ATM Offering”).  As of February 12, 2020, $3.2 million registered shares are available for future sales under the ATM Offering.

•	Other debt and equity financings and asset sales.

While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that the Company is unable to raise sufficient additional funds, it may be required to delay, reduce or severely curtail its operations or otherwise impede its on-going business efforts, which could have a material adverse effect on its business, operating results, financial condition, long-term prospects and ability to continue as a viable business. Considering all of the factors above, the Company believes there is substantial doubt regarding its ability to continue as a going concern.

3.ACQUISITIONS AND DISPOSALS

Acquisition of Alabama Graphite

On April 23, 2018, the Company completed its acquisition of 100% of the outstanding securities of Alabama Graphite Corp. (“Alabama Graphite”) for total consideration of $8.9 million. Alabama Graphite is a Canadian entity that indirectly holds a 100% interest in the Coosa graphite project and Coosa mineral properties located in Alabama. The consideration was comprised of $2.4 million in cash used to fund Alabama Graphite’s operating activities prior to completion of the Alabama Graphite transaction and certain related transaction costs, $6.4 million in common stock of the Company and $89,000 for warrants and options in the Company. Each Alabama Graphite ordinary share was exchanged for 0.0016 common share of WWR. Each warrant and option of Alabama Graphite was also exchanged for warrants and options exercisable for common shares of WWR on the same terms and conditions as were applicable prior to the Alabama Graphite transaction, except that the exercise price was converted for the 0.0016 share exchange ratio and for the USD exchange rate on the agreement date which was $0.77809 (CAD to USD) on December 13, 2017. As a result, the Company issued 232,504 new shares, 7,280 options and 11,440 warrants. The value of the Company’s common stock issued as consideration was based upon the opening share price on April 23, 2018 of $27.50. The operating results of Alabama Graphite are included in the Consolidated Statement of Operations commencing April 23, 2018.

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

Disposal of Uranium Assets

On March 5, 2019, the Company entered into an Asset Purchase Agreement with Uranium Royalty (USA) Corp. and Uranium Royalty Corp. (together “URC”) for the sale of four of its royalty interests on future uranium production from mineral properties located in South Dakota, Wyoming and New Mexico, as well as the remaining amount of the Laramide promissory note in the amount of $2.0 million as discussed above, for $2.75 million, including $0.5 million paid at signing. On June 28, 2019, Westwater and URC entered into an Amendment to the Asset Purchase Agreement. The Amendment extended the date for closing from July 31, 2019 to August 30, 2019. URC delivered an additional $1.0 million as deposit to the Company upon signing the Amendment. The transaction closed on August 30, 2019 at which time the Company transferred ownership of the royalties and promissory note in exchange for the final payment of $1.25 million.

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

4.NOTES RECEIVABLE

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

On August 30, 2019, the Company sold the promissory note (Note 3). Prior to August 30, 2019, the Company had received three tranches of Laramide common shares as partial consideration for the sale, which has resulted in the receipt of 2,218,133,  1,982,483 and 2,483,034 Laramide common shares in January 2017, January 2018 and January 2019, respectively. These share payments represented the initial consideration from the January 2017 sale of HRI and two note installments in January 2018 and January 2019. The first note installment in the amount of $1.5 million in January 2018, consisted of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares. The second note installment in the amount of $1.5 million in January 2019, consisted of $750,000 in cash and the issuance of 2,483,034 of Laramide’s common shares. Additionally, Laramide made interest payments in the amount of $96,022 in cash during the year ending December 31, 2019.

On March 25, 2019, the Company sold the third tranche of 2,483,034 Laramide common shares and 2,218,133 Laramide warrants resulting in net proceeds of $0.5 million and a net loss on sale of marketable securities of $0.7 million.

The following tables show the notes receivable, accrued interest and unamortized discount on the Company’s notes receivable as of December 31, 2019 and December 31, 2018.

December 31, 2019
Less
			Unamortized	Note Balance
	Note	Plus Accrued	Note	per Balance
(thousands of dollars)	Amount	Interest	Discount	Sheet
Current Assets
Notes receivable Laramide – current	$—	$—	$—	$—
Subtotal Notes Receivable – current	$—	$—	$—	$—

Non-current Assets
Notes receivable – Laramide – non-current	$—	$—	$—	$—
Total Notes Receivable – current and non-current	$—	$—	$—	$—

	December 31, 2018
			Less
			Unamortized	Note Balance
	Note	Plus Accrued	Note	per Balance
(thousands of dollars)	Amount	Interest	Discount	Sheet
Current Assets
Notes receivable Laramide – current	$1,500	$45	$—	$1,545
Subtotal Notes Receivable – current	$1,500	$45	$—	$1,545

Non-current Assets
Notes receivable – Laramide – non-current	$2,000	$—	$(507)	$1,493
Total Notes Receivable – current and non-current	$3,500	$45	$(507)	$3,038

5.PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at December 31, 2019
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,112	$—	$—	$—	$3,112
Mineral rights and properties	—	—	8,972	7,806	—	16,778
Other property, plant and equipment	6	327	—	—	114	447
Total	$6	$3,439	$8,972	$7,806	$114	$20,337

	Net Book Value of Property, Plant and Equipment at December 31, 2018
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,256	$—	$—	$—	$3,256
Mineral rights and properties	—	—	8,973	7,806	—	16,779
Other property, plant and equipment	8	348	—	—	162	518
Total	$8	$3,604	$8,973	$7,806	$162	$20,553

(Note: Acreage amounts are unaudited.)

Graphite Properties

Coosa Project

The Coosa graphite project is situated in east-central Alabama, near the western end of Coosa County. The project is located near the southwestern-most extent of the Alabama graphite belt. The Coosa project is comprised of a lease and option of privately-owned mineral rights from a single land owner covering an overall area of approximately 45,000 acres (approximately 70.31 square miles). The various property parcels that comprise the lease are contiguous with each other, except for a few small and isolated parcels which are situated in the far south part of the project area. The lease has a series of five-year terms (commencing August 1, 2012) that are not to exceed 70 years in total. Under the terms of the lease the Company is required to make annual payments of $10,000 for the original lease and $16,179.10 for the optioned lands (the option has been exercised) in order to maintain the Company’s property rights. The Company is obligated to pay the owner of the mineral estate a net smelter returns royalty of 2.00% for any production and sale of graphite, vanadium and other minerals derived from the leased lands. There is a further obligation to pay a 0.50% net smelter return royalty, not to exceed $150,000, and make payments of $100,000 at the time of completion of a “bankable feasibility study” and an additional $150,000 upon completion of “full permitting” of the leased property. These payments are payable to an unaffiliated third-party. The Company does not hold any surface rights in the project area.

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

Uranium Properties

Kingsville Dome project

The Kingsville Dome project consists of mineral leases from private landowners on about 2,434 gross and 2,227 net acres located in central Kleberg County, Texas. The leases are held through the payment of annual rents, and the lease provide for the payment of production royalties ranging from 6.25% to 9.375%, based upon uranium sales from the respective leases. The leases had initial expiration dates ranging from 2000 to 2007. However, the Company continues to hold most of these leases through its ongoing restoration activities. With a few minor exceptions, the leases contain clauses that permit the Company to extend the leases not held by production by payment of an annual per acre royalty ranging from $10 to $30. The Company has paid such royalties on all material acreage.

Rosita project

The Rosita project consists of mineral leases from private landowners on about 2,759 gross and net acres located in north‑central Duval County, Texas. The Rosita South property consists of mineral leases from private land owners on about 1,795 gross acres and 1,479 net acres located in Duval County near the Company’s Rosita project. The leases provide for the payment to the landowners of sliding scale royalties based on a percentage of uranium sales. Royalty percentages on average increase from 6.25% up to 18.25% when uranium prices reach $80.00 per pound. Under the terms of the leases, the lands can be held after the expiration of the primary and secondary terms, as long as are carrying out restoration and reclamation activities. The leases have primary and secondary terms ranging from 2012 to 2016, and provisions to extend the leases beyond the initial terms. The Company is holding these leases by payment of rentals ranging from $10 to $30 per acre.

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

Cebolleta project

In connection with the merger of Neutron Energy, Inc.  (“Neutron”) and its wholly-owned subsidiary Cibola Resources LLC (“Cibola”)) the Company acquired the Cebolleta Lease with La Merced del Pueblo de Cebolleta (the “Cebolleta Land Grant”), a privately held land grant, to lease the Cebolleta project, which is composed of approximately 6,717 acres of fee (deeded) surface and mineral rights. The Cebolleta Lease was affirmed by the New Mexico District Court in Cibola County in April 2007. The Cebolleta Lease provides for: (i) a term of ten years and so long thereafter as Cibola is conducting operations on the Cebolleta property; (ii) initial payments to the Cebolleta Land Grant of $5,000,000; (iii) a recoverable reserve payment equal to $1.00 multiplied by the number of pounds of recoverable uranium reserves upon completion of a feasibility study to be completed within six years, less (a) the $5,000,000 referred to in (ii) above, and (b) not more than $1,500,000 in annual advance royalties previously paid pursuant to (iv); (iv) annual advanced royalty payments of $500,000; (v) gross proceeds royalties ranging from 4.50% to 8.00% based on the then current price of uranium; (vi) employment opportunities and job-skills training for the members of the Cebolleta Land Grant and (vii) funding of annual higher education scholarships for the members of the Cebolleta Land Grant. The Cebolleta Lease provides the Company with the right to explore for, mine, and process uranium deposits present on the Cebolleta project. In February 2012, the Company entered into an amendment of the Cebolleta Lease (the “Cebolleta Lease Amendment”) amending the Cebolleta Lease, subject to approval of the Thirteenth Judicial District. Pursuant to the Cebolleta Lease Amendment, the date for the completion of the feasibility study was extended from April 2013 to April 2016. In addition, the date has been further extended subject to a reduction in the $6,500,000 initial payment and annual advance royalty payments deductions to the recoverable reserve payment. The most recent negotiations have resulted in a reduction of the advance royalty payment to $350,000 for three years (2018‑2020), after which the payments return to the prior formula. Additionally, and for the duration of the agreement, the requirement for a feasibility report has been removed, the reserve payment has been eliminated in favor of a single payment of $4.0 million upon commencement of production and the gross proceeds royalty has been fixed at 5.75%.

Juan Tafoya project

In connection with the merger with Neutron the Company acquired the fee interest in 4,097 acres in northwestern New Mexico of fee (deeded) surface and mineral rights owned by the Juan Tafoya Land Corporation (“JTLC”) and 24 leases with private owners of small tracts covering a combined area of 115 acres.

The JTLC lease (the “JTLC Lease”) has a term of ten years, and it can be extended on a year-to-year basis thereafter, so long as the Company is conducting operations on the Juan Tafoya project. Additionally, the JTLC Lease required: (i) an initial payment to JTLC of $1,250,000; (ii) annual rental payments of $225,000 for the first five years of the lease and $337,500 for the second five years; (iii) after the second five years, annual base rent of $75 per acre; (iv) a gross proceeds royalty of 4.65% to 6.5% based on the prevailing price of uranium; (v) employment opportunities and job-skills training programs for shareholders of the JTLC or their heirs, (vi) periodic contributions to a community projects fund if mineral production commences from the Juan Tafoya project and (vii) funding of a scholarship program for the shareholders of the JTLC or their heirs. The Company is obligated to make the first ten years’ annual rental payments notwithstanding the right to terminate the JTLC Lease at any time, unless (a) the market value of uranium drops below $25 per pound, (b) a government authority bans uranium mining on the Juan Tafoya project, or (c) the project is deemed uneconomical by an independent engineering firm. The Company intends to negotiate with the JTLC on the terms for the continuation of the JTLC Lease. The Company’s most recent negotiations, completed in the fall of 2017, allow for a reduction of advance royalty payments to $174,000 per annum for three years (2017‑2019), after which they return to the original formula. Additionally, the gross proceeds royalty rate is fixed at 4% for the remainder of the agreement.

Impairment of Property, Plant and Equipment

The Company recorded the following impairment charges for 2019 and 2018 related to its uranium projects and processing facilities:

	For the years ended December 31,
	2019	2018
	(thousands of dollars)
Kingsville Dome project	$143	$2,978
Rosita project	—	2,545
Vasquez project	—	221
Temrezli project	—	17,968
Cebolleta/Juan Tafoya project	—	—
Total Impairment	$143	$23,712

The significant assumptions used in determining the future cash flows for the Company’s uranium properties and uranium plant assets at December 31, 2019 included an average long-term U3O8 price of $66.59 per pound and average operating costs and capital expenditure costs based on third-party and internal cost estimates. Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and measure fair value of its uranium properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of the Company’s long-lived assets. Events that could result in the impairment of the Company’s long-lived assets include, but are not limited to, decreases in the future U3O8 prices, decreases in the estimated recoverable minerals, deterioration of process equipment from continued idled status and any event that might otherwise have a material adverse effect on its costs.

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

Other Property Impairments

The Company also recorded a $.1 million impairment charge during the 4th quarter of 2019 against plant and equipment located at its Kingsville Dome facility in South Texas.

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Mineral Property Expenses

During the years ending December 31, 2019 and 2018, the Company’s mineral property expenses were $2.9 million and $3.5 million, respectively. Included within mineral property costs are standby costs for the Company’s three idled South Texas ISR projects along with holding, exploration and evaluation costs for all properties. The Company spent the following amounts for each of its material properties:

	For the year ended December 31,
	2019	2018
	(thousands of dollars)
Temrezli project, Turkey	$—	$117
Total Turkey projects	—	117

Kingsville Dome project, Texas	716	800
Rosita project, Texas	530	738
Vasquez project, Texas	495	631
Other projects, Texas	(4)	20
Total Texas projects	1,737	2,189

Cebolleta project, New Mexico	440	389
Juan Tafoya project, New Mexico	223	223
Other projects, New Mexico	13	—
Total New Mexico projects	676	612

Columbus Basin project, Nevada	126	249
Other projects, Nevada	—	90
Total Nevada projects	126	339

Sal Rica project, Utah	111	141
Total Utah projects	111	141

Coosa project, Alabama	202	140
Total Alabama projects	202	140

Total expense for the period	$2,852	$3,538

6.ASSET RETIREMENT OBLIGATION

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

Changes to the Company’s asset retirement obligation are summarized below:

	December 31,	December 31,
(thousands of dollars)	2019	2018
Balance, beginning of period	$6,203	$5,731
Liabilities settled	(293)	(521)
Accretion expense	390	993
Balance, end of period	6,300	6,203
Less: Current portion	(894)	(708)
Non-current portion	$5,406	$5,495

As of December 31, 2019, the Company’s asset retirement obligation was fully secured by surety bonds totaling $9.2 million, which were partially collateralized with restricted cash totaling $3.8 million.

7.OTHER LONG‑TERM LIABILITIES

Other long‑term liabilities and deferred credits on the balance sheet consisted of:

	December 31,
	2019	2018
	(thousands of dollars)
Royalties payable (1)	$500	$500
	$500	$500

(1)Royalties payable were derived during prior years of production. Liabilities do not accrue interest or have a stated maturity date.

8.STOCKHOLDER’S EQUITY

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

Common Stock Issued, Net of Issuance Costs

Stock Purchase Agreement with Lincoln Park Capital Fund, LLC. ("Lincoln Park")

On May 24, 2019, Westwater entered into a securities purchase agreement, as amended by Amendment No. 1 thereto dated as of May 30, 2019 (as so amended, the "Securities Purchase Agreement"), with Lincoln Park, pursuant to which the Company agreed to issue and sell to Lincoln Park, and Lincoln Park agreed to purchase from the Company (i) 104,294 shares of the Company's common stock and (ii) warrants to initially purchase an aggregate of up to 182,515 shares of common stock, at an exercise price of $5.062 per share. On May 30, 2019, the Company issued and sold the common shares and the warrants to Lincoln Park and received aggregate gross proceeds before expenses of $550,751. The warrants became exercisable on November 30, 2019 and may be exercised at any time thereafter until November 30, 2024.

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

Following effectiveness of an S-1 registration statement relating to the resale of the shares subject to the PA on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the PA. On September 11, 2019 and October 28, 2019 the Company filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019 and November 7, 2019, respectively, registering for resale additional shares under the PA. Inception-to-date through December 31, 2019, the Company has sold 1,694,534 shares of common stock for gross proceeds of $5.8 million. In January 2020, the Company sold 360,000 shares of common stock for gross proceeds of $0.7 million.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into the at-the-market offering (the "ATM Offering") with Cantor acting as sales agent. Under the ATM Offering, the Company may from time to time sell shares of its common stock having an aggregate offering amount up to $30.0 million in “at-the-market” offerings, $4.2 million of which shares were registered for sale under a registration statement on Form S‑3, which was declared effective on March 9, 2017. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering. As of December 31, 2019, the Company had sold 488,685 shares of common stock for net proceeds of $6.1 million under the ATM Offering, of which 57,205 shares of common stock and net proceeds of $0.4 million was sold in the year ended December 31, 2019. As a result, the Company had approximately $23.8 million remaining available for future sales under the ATM Offering.

Common Stock Issued for Acquisition of Alabama Graphite

As discussed in Note 3 above, on April 23, 2018, the Company issued 232,504 shares of common stock in exchange for 100% of the outstanding shares of Alabama Graphite as part of the purchase consideration paid to acquire Alabama Graphite.

Warrants

The following table summarizes warrants outstanding and changes during the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

	Number of	Number of
	Warrants	Warrants
Warrants outstanding at beginning of period	15,107	3,667
Issued	182,515	42,888
Expired	—	(31,448)
Warrants outstanding at end of period	197,622	15,107

9.STOCK BASED COMPENSATION

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

As of December 31, 2019, 45,886 shares were available for future issuances under the 2013 Plan. For the years ending December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $0.1 million and $0.3 million, respectively. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Anatolia Energy Limited in November 2015, the Company issued 7,495 replacement options and performance shares to the option holders and performance shareholders of Anatolia Energy Limited. The number of replacement options and performance shares was based upon the Black-Scholes value with the exercise prices of the replacement options and performance shares determined using the exchange rate of 0.00001096. The options and performance shares were issued with the same terms and conditions as were applicable prior to the acquisition of Anatolia Energy Limited. As of December 31, 2019, there were 113 replacement options outstanding and no performance shares outstanding.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 50,168 replacement options and warrants to the option and warrant holders of Alabama Graphite. The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.0016. The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.0016 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of December 31, 2019, there were 4,528 replacement options and 11,440 replacement warrants outstanding.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company estimates forfeitures based on historical trends.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	19,170	$80.00	5,723	$276.50
Granted	20,942	19.25	16,254	49.00
Expired	(1,777)	78.00	(2,807)	298.50
Canceled or forfeited	(549)	19.25	—	—
Stock options outstanding at end of period	37,786	$37.42	19,170	$80.00
Stock options exercisable at end of period	37,786	$37.42	19,170	$80.00

The following table summarizes stock options outstanding and exercisable by stock option plan at December 31, 2019:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	96	$1,752.25	96	$1,752.25
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	33,158	25.47	33,158	25.47
Replacement Options-Alabama Graphite	4,528	81.65	4,528	81.65
Replacement Options-Anatolia Energy	1	442.33	1	442.33
	37,786	$37.42	37,786	$37.42

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

The following table summarizes RSU activity for the years ending December 31, 2019 and 2018:

	December 31,		December 31,
	2019		2018
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	2,260	$70.00	3,578	$70.00
Granted	—	—	—	—
Forfeited	(1,749)	70.00	(753)	70.00
Vested	(511)	70.00	(565)	70.00
Unvested RSUs at end of period	—	$—	2,260	$70.00

10.FEDERAL INCOME TAXES

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

The Company’s future tax assets and liabilities at December 31, 2019 and 2018 include the following components:

	December 31,
	2019	2018
	(thousands of dollars)
Deferred tax assets:
Non‑Current:
Net operating loss carryforwards	$13,795	$11,666
Mineral properties	11,682	10,301
Accrued vacation	22	22
Reclamation provision	—	149
Capital loss carryforwards	393	728
Restoration reserves	1,565	1,154
Capitalized transaction costs	1,162	1,168
Other	4,243	4,492
Deferred tax assets	32,862	29,680
Valuation allowance	(32,862)	(29,063)
Net deferred tax assets	—	617
Deferred tax liabilities:
Non‑Current:
Derivatives		(590)
Securities		(27)
Property, plant and equipment		—
Deferred tax liabilities	—	(617)

Net deferred tax asset (liability)	$—	$—

The composition of the valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2019	2018
	(thousands of dollars)
United States	$20,783	$15,616
Canada	—	1,999
Australia	5,203	5,190
Turkey	6,876	6,258
Total valuation allowance	$32,862	$29,063

The valuation allowance increased $3.8 million from the year ended December 31, 2018 to the year ended December 31, 2019. There was an increase in the net deferred tax assets, net operating loss carryforwards (“NOLs”), equity-based compensation and exploration spending on mineral properties. Additionally, the merger with Alabama Graphite Corporation increased the net deferred tax assets. The decrease in net deferred tax assets resulted primarily from expiring US net operating loss carryforwards and US section 382 limitations.

In December 2017, the United States enacted comprehensive tax reform legislation known as the “Tax Cuts and Jobs Act’ that, among other things, reduces the U.S. Federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative ‘base erosion and anti-abuse tax’ (‘BEAT’), and incremental tax on global intangible low tax foreign income (‘GILTI’) effective January 1, 2018. The Company has selected an accounting policy with respect to both the new BEAT and GILTI rules to compute the related taxes in the period the Company become subject to these rules. There were no inclusions of either taxes during the year ended December 31, 2019.

Because the Company does not believe it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100% valuation against the net deferred tax assets.

At December 31, 2019, the Company had U.S. net operating loss carryforwards of approximately $253.0 million which expire from 2019 to indefinite availability. As a result of the Tax Cuts and Jobs Act of 2017, U.S. net operating losses generated in years ending after 2017 have an indefinite carryforward rather than the previous 20‑year carryforward. This does not impact losses incurred in years ended in 2017 or earlier. The U.S. net operating loss carryforward included approximately $32.8 million in net operating loss carryforwards associated with the Neutron merger and approximately $1.6 million associated with the Alabama Graphite merger. At December 31, 2019, the Company had U.S. capital loss carryforwards of approximately $0.8 million, which expire from 2021 to 2022. In addition, at December 31, 2019, the Company had Australian net operating loss carryforwards of $15.5 million, including approximately $13.3 million associated with the Anatolia Transaction which are available indefinitely, subject to continuing to meet relevant statutory tests. In Turkey, the Company had net operating loss carryforwards of approximately $4.9 million, which expire from 2019 to 2023.

Section 382 of the Internal Revenue Code could apply and limit the Company’s ability to utilize a portion of the U.S. net operating loss carryforwards. Following the issuance of the Company’s Common Stock in 2001, the Neutron merger in 2012, the Anatolia Transaction in 2015 and the Alabama Graphite acquisition in 2018, the ability to utilize the net operating loss carryforwards will be severely limited on an annual and aggregate basis. A formal Section 382 study would be required to determine the actual allowable usage of US net operating loss carryforwards. However, based on information currently available, the Company currently estimates that $221.6 million of the US net operating losses will not be able to be utilized and have reduced the Company’s deferred tax asset accordingly. This resulted in a decrease in the valuation allowance.

For financial reporting purposes, loss from operations before income taxes consists of the following components:

	For the calendar year ended December 31,
	2019	2018
	(thousands of dollars)
United States	$(10,430)	$(17,285)
Canada	—	(21)
Australia	(6)	(9)
Turkey	(129)	(18,372)
	$(10,565)	$(35,687)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2019	2018
	(thousands of dollars)
Net loss	$(10,565)	$(35,687)
Statutory tax rate	21%	21%
Tax recovery at statutory rate	(2,219)	(7,494)
State tax rate	(419)
Foreign tax rate	(5)	(801)
Change in US tax rates	(1,855)	1
Other adjustments	(101)	(1,076)
Capital loss carryforward adjustment	388	367
Operating loss carryforward adjustment	(964)	271
Alabama Graphite Corporation conversion to US entity	1,999	—
Operating loss Section 382 adjustment	—	49,303
Derivative tax adjustment	(590)	—
Nondeductible write‑offs	(55)	2
Change in valuation allowance	3,821	(40,573)
Income tax expense (recovery)	$—	$—

The Company does not have any uncertain tax positions. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of the interest expense and operating expense, respectively.

Westwater Resources, Inc., and its wholly owned subsidiaries, files in the U.S. federal jurisdiction and various state jurisdictions. Anatolia Energy Limited and Anatolia Uranium Pty Ltd file in the Australian jurisdiction and Adur Madencilik files in the Turkish jurisdiction. Alabama Graphite Corporation files in U.S. federal and state jurisdictions.

11.COMMITMENTS AND CONTINGENCIES

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

Sales Contracts

In March 2006, the Company first amended its sales contracts with Itochu Corporation (“Itochu”) and UG U.S.A., Inc. (“UG”) that superseded the previously existing contracts. Each contract provides for delivery of one‑ half of the Company’s actual production from its properties in Texas currently owned or hereafter acquired by the Company (excluding two specifically identified large ranch properties in South Texas). Uranium deliveries from the inception of the contracts through December 31, 2019 have totaled approximately 510,000 pounds to Itochu and 480,000 pounds to UG.

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

The Company is party to several leases that are under one year in length. These include such leases as those for land used in exploration and mining activities, office equipment, machinery, office space, storage and other. The Company has elected the short-term lease exemptions allowed under the new leasing standards, whereby leases with initial terms of one year or less are not capitalized and instead expensed on a straight-line basis over the lease term.

The components of lease expense were as follows:

December 31,
(thousands of dollars)	2019
Operating lease cost	$161

Supplemental cash flow information related to leases was as follows:

Twelve months
ended
(thousands of dollars)	December 31, 2019
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$156

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$484

Supplemental balance sheet information related to leases was as follows:

December 31,
(thousands of dollars, except lease term and discount rate)	2019
Operating Leases
Operating lease right-of-use assets	$484

Current portion of lease liabilities	$153
Operating lease liabilities – long term portion	340
Total operating lease liabilities	$493

		December 31,
		2019
Weighted Average Remaining Lease Term	Operating leases	3.7	Years

Discount Rate	Operating leases	9.5%

Maturities of lease liabilities are as follows:

Operating
Lease payments by year (In thousands)	Leases
2020	$159
2021	161
2022	162
2023	93
Total lease payments	575
Less imputed interest	(82)
Total	$493

As of December 31, 2019, the company has $0.5 million in right-of-use assets and $0.5 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for its corporate office in Centennial, Colorado, with $0.6 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.6 million.

13.GEOGRAPHIC AND SEGMENT INFORMATION

The Company currently operates in three reportable segments, which are uranium, lithium and graphite mining activities, including exploration, standby operations and restoration and reclamation activities. As a part of these activities, the Company also explores, evaluates and, if warranted, permits uranium, lithium and graphite properties. The Company’s long-term assets were $24.6 million and $25.8 million as of December 31, 2019 and December 31, 2018, respectively. All long-term assets are located in the United States. The Company reported no revenues for the years ending December, 31, 2019 and December 31, 2018.

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

The table below provides a breakdown of the long-term assets by reportable segments as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Net property, plant and equipment	$114	$11,251	$—	$8,972	$20,337
Restricted cash	—	3,787	—	10	3,797
Operating Lease Right of Use Assets	463	21	—	—	484
Total long-term assets	$577	$15,059	$—	$8,982	$24,618

	December 31, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Net property, plant and equipment	$162	$11,418	$—	$8,973	$20,553
Restricted cash	—	3,722	—	10	3,732
Notes receivable, non-current	—	1,493	—	—	1,493
Total long-term assets	$162	$16,633	$—	$8,983	$25,778

The table below provides a breakdown of the reportable segments for the years ended December 31, 2019 and December 31, 2018. Non-mining activities and other administrative operations are reported in the Corporate column.

	Year Ended
	December 31, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$2,413	$237	$202	$2,852
General and administrative	4,019	1,724	—	343	6,086
Arbitration expenses	1,378	—	—	—	1,378
Acquisition related expenses	—	—	—	—	—
Accretion of asset retirement costs	—	390	—	—	390
Depreciation and amortization	48	25	—	—	73
Impairment of Uranium properties	—	143	—	—	143
	5,445	4,695	237	545	10,922
Loss from operations	(5,445)	(4,695)	(237)	(545)	(10,922)
Other income (loss)	367	(10)	—	—	357
Loss before taxes	$(5,078)	$(4,705)	$(237)	$(545)	$(10,565)

	Year Ended
	December 31, 2018
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$2,917	$481	$140	$3,538
General and administrative	4,638	1,846	—	525	7,009
Arbitration expenses	348	—	—	—	348
Acquisition related expenses	333	—	—	—	333
Accretion of asset retirement costs	—	993	—	—	993
Depreciation and amortization	5	110	—	1	116
Impairment of uranium properties	—	23,712	—	—	23,712
	5,324	29,578	481	666	36,049
Loss from operations	(5,324)	(29,578)	(481)	(666)	(36,049)
Other income	196	168	—	1	365
Loss before taxes	$(5,128)	$(29,410)	$(481)	$(665)	$(35,684)

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This evaluation was based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in 1992. The Company is in the process of adopting the COSO 2013 framework, and management expects to complete the transition from the COSO 1992 framework to the 2013 framework in 2020.  All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS OF THE COMPANY

Our Board currently consists of five directors. The directors hold office from election until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their death, resignation or removal.

The paragraphs below describe each nominee’s individual management and leadership experience for at least the last five years, which the Company believes, in the aggregate, creates a well-rounded and capable Board of Directors and contributes to the overall effectiveness of our Board and each of its Committees. There are no family relationships among any director, executive officer or any person nominated or chosen by us to become a director.

Following each nominee’s biography below, we have highlighted certain notable skills and qualifications that contributed to his or her selection as a member of our Board of Directors.

Name	Age	Director Since	Primary Occupation
Terence J. Cryan	57	2017; 2006-2016	Chairman of the Board, Westwater Resources, Inc. and Co-Founder, Concert Energy Partners
Christopher M. Jones	61	2013	President and Chief Executive Officer, Westwater Resources, Inc.
Marvin K. Kaiser	78	2007	Founder, Whippoorwill Consulting LLC
Tracy D. Pagliara	57	2017	President & CEO of Global Power Equipment Group, Inc.
Karli S. Anderson	46	2018	Vice President, Summit Materials, Inc.

Terence J. Cryan

Chairman of the Board and Chairman of the Nominating and Corporate Governance Committee

Terence J. Cryan rejoined the Westwater Resources Board as its Chairman in August 2017. He previously served as a director from October 2006 to March 2016, served as Westwater’s Interim President and Chief Executive Officer from September 2012 to March 2013, and served as Chairman of the Board from June 2014 through March 2016. Mr. Cryan is also Chairman of the Board of Ocean Power Technologies, Inc. where he has served as a director since October 2012.

Mr. Cryan served as President and Chief Executive Officer of Global Power Equipment Group Inc. from March 2015 until July 2017. Previously, Mr. Cryan served as Co-founder and Managing Director of Concert Energy Partners, an investment and private equity firm based in New York City from 2001 until 2015. Prior to that, Mr. Cryan was a Senior Managing Director in the Investment Banking Division at Bear Stearns. Additionally, Mr. Cryan was a Managing Director, Head of the Energy and Natural Resources Group and member of the Investment Banking Operating Committee at Paine Webber which he joined following its acquisition of Kidder, Peabody in 1994. From 2007 to 2010, Mr. Cryan also served as President and Chief Executive Officer of Medical Acoustics LLC.

Mr. Cryan served as a Director on the Board of Global Power Equipment Group Inc. from January 2008 until July 2017. Mr. Cryan was previously a Director on the Board of Superior Drilling Products, Inc. from June 2014 to

December 2016. He was also previously a director of The Providence Service Corporation from May 2009 to May 2011 and Gryphon Gold Corporation from August 2009 to December 2012. Mr. Cryan has also been an adjunct professor at the Metropolitan College of New York Graduate School of Business and is a frequent speaker at finance and energy & natural resources industry gatherings. Mr. Cryan received a Master of Science degree in Economics from the London School of Economics in 1984 and a Bachelor of Arts degree in Economics from Tufts University in 1983. Mr. Cryan is a Board Leadership Fellow and member of the National Association of Corporate Directors.

Mr. Cryan’s extensive financial industry experience and educational background in economics provide him with a wealth of knowledge in dealing with financial, accounting and regulatory matters. Mr. Cryan’s prior professional experience also permits him to provide valuable advice to the Company with respect to potential capital raising and merger and acquisition transactions, and his prior Board service and service as Interim President and Chief Executive Officer of the Company provides him a deep understanding of the operations of the Company.

Christopher M. Jones

President and Chief Executive Officer

Chairman of the Health, Safety, Environment and Public Affairs Committee

Christopher M. Jones has served as President and Chief Executive Officer and a director since April 2013 and served as the interim Chairman of the Board from March 2016 to August 2017. Mr. Jones has more than 30 years’ experience in the mining industry and was most recently President, Chief Executive Officer and a director of Wildcat Silver Corporation from August 2008 to May 2012, where he and his team effectively doubled the size of Wildcat Silver’s resources twice using proven metallurgical technologies. Prior to that, Mr. Jones was the Chief Operating Officer and the Mining General Manger at Albian Sands Energy from April 2004 to June 2008. Mr. Jones also held management positions at RAG Coal West Inc., Phelps Dodge Sierrita Corp. and Cyprus Amax Coal Company. He is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers and is a Professional Engineer registered in Utah and Alberta as well as a member of the National Association of Corporate Directors. Mr. Jones received a Bachelor of Science degree in Mining Engineering at the South Dakota School of Mines and a Master of Business Administration degree from Colorado State University.

Mr. Jones has extensive executive and leadership experience as a result of his prior employment in management roles at other companies within the mining industry, which enables him to provide valuable counsel to WWR on issues of strategic planning and corporate governance. Mr. Jones’ extensive experience engaging First Nations peoples in Canada, leading efforts to implement The Mining Association of Canada’s Towards Sustainable Mining process, successful efforts to secure ISO 14001 certifications, and receiving national safety awards for safe mine performance will help secure success for WWR as it develops businesses in the energy materials sector. In addition, Mr. Jones has a history of leading various mining and production operations, as well as exploration and development projects, which will be useful to WWR in its efforts to develop its asset base in New Mexico, Nevada, and Utah and position its South Texas operations for a return to production.

Marvin K. Kaiser

Chairman of the Audit Committee and Member of the Compensation Committee and the Nominating and Corporate Governance Committee

Marvin K. Kaiser has served as a director since July 2007 and is Chairman of the Audit Committee. Since 2006, Mr. Kaiser has owned Whippoorwill Consulting LLC, a consulting practice specializing in the natural resource industry. In February 2006, Mr. Kaiser retired from The Doe Run Company, a privately held natural resources company and the largest integrated lead producer in the Western Hemisphere, where he served as Executive Vice President and Chief Administrative Officer. Prior to his thirteen years with Doe Run, Mr. Kaiser held the positions of Chief Financial Officer for Amax Gold, Olympic Mining Corporation and Ranchers Exploration at various times over a 24-year period. Mr. Kaiser graduated from Southern Illinois University with a Bachelor of Science degree in Accounting in 1963. He is a Certified Public Accountant and is experienced in all aspects of corporate finance and management. Mr. Kaiser previously served as a director of New West Gold Corporation from May 2006 through September 2007, Constellation Copper Corporation from August 2006 through December 2008, El Capitan Precious Metals Inc. from September 2007 through April 2009,

Gryphon Gold Corporation from November 2008 to December 2013, Brigus Gold Corp. (formerly named Apollo Gold Corporation) from May 2006 to March 2014, and Aurania Resources Ltd from March 2010 through June 2019.

Mr. Kaiser’s qualifications include over 40 years in the mining and exploration industries. In addition, Mr. Kaiser’s background in accounting and his prior experience serving on the audit committees of other public companies make him a valuable advisor to the Company on financial and accounting issues and uniquely qualify him to serve as Westwater’s Audit Committee financial expert.

Tracy D. Pagliara

Member of the Audit, Compensation and Nominating and Corporate Governance Committees

Tracy D. Pagliara has served as a director since July 2017. Since April 2018, Mr. Pagliara has been serving as CEO of Williams Industrial Services Group Inc. (f/k/a Global Power Equipment Group, Inc.), a publicly traded provider of construction and maintenance services to the power, energy and industrial customers (“Williams”).  From July 2017 to April 2018, Mr. Pagliara served as Co-President and Co-CEO of Williams.  Mr. Pagliara joined Williams in April 2010 as General Counsel, Secretary and Vice President, Business Development and served in multiple other positions of increasing responsibility, including Senior Vice President, Administration Officer, prior to his appointment as Co-President and Co-CEO in July 2017.  Prior to joining Williams in April 2010, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Executive Vice President of Administration, Chief Compliance Officer, and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara has a B.S. in Accounting and a J.D. from the University of Illinois. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant.

Mr. Pagliara brings to the Board extensive experience advising public companies and companies in the energy industry, in addition to companies with similar capital needs to WWR. Mr. Pagliara’s background in accounting will also permit him to contribute substantially as a member of the Audit Committee.

Karli S. Anderson

Chairman of the Compensation Committee, Member of the Health, Safety and Environment Committee and Member of the Audit Committee

Karli S. Anderson is Vice President, Investor Relations at Summit Materials, Inc, a leading vertically-integrated materials company with operations throughout North America. She previously served as Vice President, Investor Relations for Royal Gold, Inc., a precious metals stream and royalty company engaged in the acquisition and management of precious metal streams, royalties, and similar production-based interests with over 190 properties on six continents. Previously, from 2010 to 2013, Ms. Anderson was a Senior Director of Investor Relations for Newmont Mining Corporation, one of the world’s largest gold producers. Karli’s 15 years of capital markets experience includes shareholder engagement related to environmental, social and governance (ESG) factors with both equity and fixed income investors as well as proxy advisory firms.  From 2012 to 2018, Ms. Anderson served as Chairman of the Board of the Denver Gold Group, an organization representing seven-eighths of the world’s publicly traded gold and silver companies.  Ms. Anderson holds a Bachelor’s Degree in telecommunications from Ohio University, a Masters of Business Administration (finance) from the Wharton School at the University of Pennsylvania and is in the process of completing her Master’s Degree in Professional

Accounting from Colorado State University. Ms. Anderson is a Governance Fellow and member of the National Association of Corporate Directors.

Ms. Anderson’s insights and guidance, her wealth of experience in the mining industry, as well as her advocacy towards greater corporate governance within the investment community, will continue to be critical assets to Westwater.

Criteria for Nomination to the Board

The Nominating and Corporate Governance Committee of the Board identifies director candidates based on input provided by a number of sources, including members of the Nominating and Corporate Governance Committee, other directors, our stockholders, members of management and third parties. The Nominating and Corporate Governance Committee does not distinguish between nominees recommended by our stockholders and those recommended by other parties. Any stockholder recommendation must be sent to the Secretary of Westwater Resources, Inc. at 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112, and must include detailed background information regarding the suggested candidate that demonstrates how the individual meets the Board membership criteria discussed below. The Nominating and Corporate Governance Committee also has the authority to consult with or retain advisors or search firms to assist in the identification of qualified director candidates.

As part of the identification process, the Nominating and Corporate Governance Committee takes into account each candidate’s business and professional skills, experience serving in management or on the board of directors of companies similar to the Company, financial literacy, independence, personal integrity and judgment. In conducting this assessment, the Nominating and Corporate Governance Committee will, in connection with its assessment and recommendation of candidates for director, consider diversity (including, but not limited to, gender, race, ethnicity, age, experience and skills) and such other factors as it deems appropriate given the then-current and anticipated future needs of the Board and the Company, and to maintain a balance of perspectives, qualifications, qualities and skills on the Board. The Board does not have a formal diversity policy for directors. However, the Board is committed to an inclusive membership. Although the Nominating and Corporate Governance Committee may seek candidates that have different qualities and experiences at different times in order to maximize the aggregate experience, qualities and strengths of the Board members, nominees for each election or appointment of directors will be evaluated using a substantially similar process. Incumbent directors who are being considered for re-nomination are re-evaluated both on their performance as directors and their continued ability to meet the required qualifications.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers serve at the discretion of the Board. All officers are employed on a full-time basis.

Name	Age	Position
Christopher M. Jones	61	President and Chief Executive Officer
Jeffrey L. Vigil	66	Vice President—Finance and Chief Financial Officer
Dain A. McCoig	40	Vice President—Operations

Christopher M. Jones – please see above under “Directors of the Company” for information about Christopher M. Jones, the Company’s President and Chief Executive Officer.

Jeffrey L. Vigil joined the Company as Vice President—Finance and Chief Financial Officer in June 2013. Mr. Vigil is a mining industry financial veteran with more than thirty years of financial management experience in both production stage and development stage enterprises. Previously, he served in various financial positions, including Chief Financial Officer, at Energy Fuels, a uranium company, from April 2009 to May 2013, where he was responsible for financial and management reporting, equity financings, tax planning and compliance, treasury functions and risk management. Mr. Vigil also managed financial, operational and legal due diligence for a number of acquisitions. Prior to Energy Fuels, he served as Chief Financial Officer for Koala Corporation. Mr. Vigil is a graduate of the University of Wyoming with a Bachelor of Science degree in Accounting and is a licensed Certified Public Accountant in the state of Colorado.

Dain A. McCoig joined the Company in 2004 as Plant Engineer and was promoted to Kingsville Dome Plant Supervisor in 2005, Senior Engineer in August 2008, Manager—South Texas Operations in April 2010, Vice President—South Texas Operations in January 2013 and Vice President—Operations in May 2018. Mr. McCoig earned a Bachelor of Science degree in Mechanical Engineering from Colorado School of Mines in 2002 and attained his certification as a Professional Engineer from the Texas Board of Professional Engineers in 2010.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers, which is applicable to the Company’s chief executive officer, chief financial officer, controller, treasurer and chief internal auditor, and a Code of Business Conduct and Ethics, which is applicable to all of directors, officers and employees. Copies of the codes are available on the Company’s website at http://www.westwaterresources.net/corporate/corporate-governance or in print, without charge, to any stockholder who sends a request to the office of the Secretary of Westwater Resources, Inc. at 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112.

The Company’s Internet website address is provided as an inactive textual reference only. The information provided on the website is not incorporated into, and does not form a part of, this report.

IDENTIFICATION OF AUDIT COMMITTEE AND FINANCIAL EXPERT

We have a separately-designated Audit Committee composed solely of independent directors. The members of the Audit Committee are identified below.

Members:	Marvin K. Kaiser (Chair)
Tracy D. Pagliara
Karli S. Anderson

The Board has determined that Mr. Kaiser, the chairman of the Audit Committee, satisfies the criteria adopted by the SEC to serve as an “audit committee financial expert.” In addition, the Board has determined that each of Messrs. Kaiser and Pagliara and Ms. Anderson, constituting all current members of the Audit Committee, is an independent director pursuant to the requirements under the Exchange Act and Nasdaq listing standards and is able to read and understand the Company’s financial statements.

ITEM 11. EXECUTIVE COMPENSATION

2019 SUMMARY COMPENSATION TABLE

The following table sets forth information regarding 2019 and 2018 compensation for each of Christopher M. Jones, President and CEO of the Company; Jeffrey L. Vigil, Vice President-Finance and CFO of the Company; and Dain A. McCoig, Vice President-Operations of the Company, whom we collectively refer to as the named executive officers, or NEOs.

			Option		All Other
		Salary	Awards		Compensation
Name and Principal Position	Year	($)	($)(1)	Bonus ($)	($)(2)	Total ($)
Christopher M. Jones	2019	303,200	183,260	136,440	1,253	624,153
President and CEO	2018	303,200	73,711	—	1,253	378,164
Jeffrey L. Vigil	2019	220,500	66,644	49,613	814	337,571
Vice President – Finance and CFO	2018	220,500	26,803	—	814	248,117
Dain A. McCoig	2019	202,000	61,042	45,450	1,253	309,745
Vice President – Operations	2018	202,000	24,554	—	1,253	227,807

(1) See Note 9—Stock Based Compensation of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of valuation assumptions for the stock awards. The stock awards column presents the aggregate grant date fair value of RSUs calculated in accordance with FASB ASC Topic 718.

(2) Includes life insurance premiums paid by the Company on behalf of the named officer.

2019 GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards made to the NEOs during 2019.

EMPLOYMENT AGREEMENTS

Christopher M. Jones

On March 12, 2013, the Company entered into an employment agreement with Mr. Jones in connection with his joining the Company as President and CEO. Pursuant to his employment agreement, Mr. Jones is entitled to an annual base salary, which was set initially at $275,000 and was subject to annual adjustment by the Compensation Committee, has a target bonus equal to 60% of his base salary, and was awarded 42 shares of the Company’s restricted stock and an option to purchase 92 shares of common stock.

The employment agreement also provides for potential payments in the event of a change of control (as defined therein), if Mr. Jones is terminated without cause (as defined therein), demoted or has his responsibilities materially changed, or circumstances arise that constitute good reason (as defined therein). See “Potential Payments Upon Termination or Change in Control” below.

The employment agreement also contains customary confidentiality, non-competition and non-solicitation provisions. Mr. Jones has agreed not to perform any work in the United States related in any way to uranium mining, or to solicit customers, suppliers or employees of the Company, during the term of the employment agreement and for a period of one year thereafter.

Jeffrey L. Vigil

On June 11, 2013, the Company entered into an employment agreement with Mr. Vigil in connection with his joining the Company as Vice President—Finance and CFO, which was subsequently amended on May 22, 2017. Pursuant to his employment agreement, Mr. Vigil is entitled to an annual base salary, which was set initially at $200,000 and was subject to annual adjustment by the Compensation Committee, has a target bonus equal to 30% of his base salary, and also provided for a grant of 6,666 restricted stock units.

The employment agreement, as amended, also provides for potential payments in the event of a change of control (as defined therein), if Mr. Vigil is terminated without cause (as defined therein), demoted or has his responsibilities materially changed, or circumstances arise that constitute good reason (as defined therein). See “Potential Payments Upon Termination or Change in Control” below.

The employment agreement also contains customary confidentiality, non-competition and non-solicitation provisions. Mr. Vigil has agreed not to perform any work in the United States related in any way to uranium mining, or to solicit customers, suppliers or employees of the Company, during the term of the employment agreement and for a period of six month thereafter.

No Other Employment Agreement

Other than the foregoing employment agreements, the Company does not have any other employment agreements with any of its executive officers.

2019 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2019 for the NEOs. The table also shows unvested and unearned stock awards and RSUs assuming a market value of $2.11 a share, the closing market price of the Company’s stock on December 31, 2019.

	Option Awards			Stock Awards
					Equity Incentive	Equity Incentive
					Plan Awards:	Plan Awards:
					Number of	Market or Payout
	Number of	Number of			Unearned	Value of
	Securities	Securities			Shares, Units or	Unearned Shares,
	Underlying	Underlying			Other Rights	Units or Other
	Unexercised	Unexercised	Option	Option	That Have Not	Rights That Have
	Options (#)	Options (#)	Exercise	Expiration	Vested	Not Vested
Name	Exercisable	Unexercisable	Price ($)	Date	(#)	($)
Christopher M. Jones	92	—	32.76	3/12/2023	—	—
	3,829	—	19.25	7/19/2028	—	—
Jeffrey L. Vigil	1,392	—	19.25	7/19/2028	—	—
Dean A. McCoig	4	—	87.60	4/1/2020	—	—
	1,276	—	19.25	7/19/2028	—	—

2019 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding options, restricted stock awards and restricted stock units exercised and vested, respectively, during 2019 for the NEOs.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares	Value
	Acquired on	Value Realized	Acquired on	Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
Christopher M. Jones	—	—	275	553
Jeffrey L. Vigil	—	—	100	201
Dain A. McCoig	—	—	83	166

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Employment Agreements

The employment agreements with Messrs. Jones and Vigil provide that, in the event of a change of control, if either executive is terminated without cause (as defined therein), demoted or has his responsibilities materially changed, or circumstances arise that constitute good reason (as defined therein), the Company will pay severance in an amount equal to two years of base salary in the case of Mr. Jones and one-and-one-half year of base salary in the case of Mr. Vigil, in each case in a lump sum within 30 days after his termination or termination of the agreement. If the Company otherwise terminates either executive, including following the disability of either executive, without cause, or fails to renew either employment agreement, or either executive otherwise terminates his employment for good reason, the Company will pay severance in an amount equal to one year of base salary in the case of Mr. Jones and six months of base salary in the case of Mr. Vigil, in each case in a lump sum within 30 days after the termination date. The employment agreements automatically terminate upon the death of the executive.

The employment agreements define “change of control” as (i) any person or group of affiliated or associated persons acquires more than 50% of the voting power of the Company; (ii) the consummation of a sale of all or substantially all of the assets of the Company; (iii) the dissolution of the Company; (iv) a majority of the members of the Board are replaced during any 12-month period; or (v) the consummation of any merger, consolidation, or reorganization involving the Company in which, immediately after giving effect to such merger, consolidation or reorganization, less than 50.1%

of the total voting power of outstanding stock of the surviving or resulting entity is then “beneficially owned” (within the meaning of Rule 13d-3 under the Exchange Act) in the aggregate by the stockholders of the Company immediately prior to such merger, consolidation or reorganization.

The Compensation Committee believes such agreements are useful in recruiting and retaining executives, provide continuity of management in the event of an actual or threatened change in control and provide the executives with the security to make decisions that are in the best long-term interest of the stockholders.

Equity Awards

In addition, upon a change in control, the stock options granted under the Company’s 2004 Stock Incentive Plan, the restricted stock granted under the Company’s 2007 Restricted Stock Plan and any awards under the Company’s 2013 Omnibus Incentive Plan will immediately vest in full, to the extent not already vested, for all NEOs.

The Compensation Committee believes that the above-mentioned vesting and acceleration is appropriate on the basis that our NEOs should receive the full benefit of such awards in the event of a change in control.

The following table shows the payments and benefits that would be made to our NEOs, assuming a qualifying termination or a qualifying termination following a change in control occurred on December 31, 2019.

	Cash	Equity	Total Potential
Name	Severance	Acceleration	Payment ($)
Christopher M. Jones	$ 606,400	$ -	$ 606,400
Jeffrey L. Vigil	$ 330,750	$ -	$ 330,750

BOARD OVERSIGHT OF RISK MANAGEMENT

The Board has overall responsibility for risk oversight with a focus on the most significant risks facing the Company. The Board relies upon the President and Chief Executive Officer to supervise day-to-day risk management, who reports directly to the Board and certain Committees on such matters as appropriate.

The Board delegates certain oversight responsibilities to its Committees. For example, while the primary responsibility for financial and other reporting, internal controls, compliance with laws and regulations and ethics rests with the management, the Audit Committee provides risk oversight with respect to the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and corporate policies and controls, and the independent auditor’s selection, retention, qualifications, objectivity and independence. Additionally, the Compensation Committee provides risk oversight with respect to the Company’s compensation programs, and the Nominating and Governance Committee provides risk oversight with respect to WWR’s governance structure and processes and succession planning. The Board and each Committee consider reports and presentations from the members of management responsible for the matters considered to enable the Board and each Committee to understand and discuss risk identification and risk management.

DIRECTOR COMPENSATION

Annual Compensation

In 2019, the compensation of non-employee directors consisted of an annual $50,000 cash retainer, earned at a rate of $12,500 per quarter. The compensation of the Company’s current Chairman of the Board, Mr. Cryan, consisted of $27,500 per quarter. All of the Company’s directors are also reimbursed for reasonable out-of-pocket expenses related to attendance at Board and Committee meetings.

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

The following table summarizes all compensation earned by directors in the year ended December 31, 2019.

	Fees Earned
	or	Stock
	Paid in Cash	Awards	Total
Name	($)	($) (1)	($)
Terence J. Cryan	120,000	—	120,000
Marvin K. Kaiser	75,000	—	75,000
Patrick N. Burke	21,766	—	21,766
Tracy D. Pagliara	65,000	—	65,000
Karli S. Anderson	72,295	—	72,295

(1)

Represents the grant date fair value of equity awards granted during 2019 in accordance with FASB ASC Topic 718. See Note 9—Stock Based Compensation of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of valuation assumptions for stock and option awards.

The number of RSUs and vested and unvested stock options held by each non-employee director at fiscal year-end 2019 is shown below:

	Number of	Number of	Restricted
Name	Vested Options	Unvested Options	Stock Units
Terence J. Cryan	946	—	—
Marvin K. Kaiser	957	—	—
Patrick N. Burke	946	—	—
Tracy D. Pagliara	946	—	—
Karli S. Anderson	—	—	—

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Since January 29, 2019, the Compensation Committee has consisted of Ms. Anderson (Chair), Marvin K. Kaiser and Tracy D. Pagliara. Patrick N. Burke was also a member of the Compensation Committee in early 2019 (and its Chair until January 29, 2019) but he did not stand for re-election to the Board at the 2019 annual meeting held on April 18, 2019. No member of the Compensation Committee is now, or was during 2019, an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company or any of its subsidiaries during 2019 pursuant to which disclosure would be required under applicable rules of the SEC pertaining to the disclosure of transactions with related persons. None of the executive officers of the Company currently serves or served during 2019 on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on the Board or the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF WWR COMMON STOCK

The table below sets forth information as of December 31, 2019 regarding the beneficial ownership (as defined by Rule 13d-3(d)(1) under the Exchange Act) of our common stock by each of our directors and named executive officers, and all directors and executive officers as a group. To the Company’s knowledge, no person or group beneficially owns more than five percent of our common stock.

In accordance with applicable rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable, and shares subject to restricted stock units that vest, within 60 days of December 31, 2019. Shares issuable pursuant to the exercise of stock options, and restricted stock units that vest, in the 60 days following December 31, 2019, are deemed outstanding for the purpose of computing the ownership percentage of the person holding such options, or shares subject to restricted stock units, but are not deemed outstanding for computing the ownership percentage of any other person. The percentage of beneficial ownership for the following table is based on 3,339,380 shares of common stock outstanding as of December 31, 2019. All officers and directors can be reached at the Company’s corporate office address of 6950 S. Potomac Street, Suite 300, Centennial, Colorado 80112.

	Number of Shares of
	Common Stock	Percent
Name of Individual or Group	Beneficially Owned (1)	of Class
Terence J. Cryan	1,601	*
Christopher M. Jones	14,319	*
Marvin K. Kaiser	995	*
Tracy D. Pagliara	946	*
Karli S. Anderson	0	*
Jeffrey L. Vigil	5,167	*
Dain A. McCoig	4,621	*
All current directors and executive officers as a group (7 persons)	27,649	*

*     Represents less than 1%.

(1)

Includes the following shares that directors and executive officers have the right to acquire on December 31, 2019 or 60 days thereafter, through the exercise of stock options and issuance of stock for vested restrictive stock units:  Mr. Cryan, 946 shares; Mr. Jones, 13,441 shares; Mr. Kaiser, 957 shares; Mr. Pagliara, 946 shares; Mr. Vigil 4,854 shares; Mr. McCoig, 4,451 shares; and all current directors and officers as a group, 25,594 shares. Except as otherwise noted, the directors and executive officers exercise sole voting and investment power over their shares shown in the table and none of the share are subject to pledge. Except as otherwise noted, the directors, director nominees and executive officers exercise sole voting and investment power over their shares shown in the table and none of the share are subject to pledge.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2019 with respect to the shares of common stock that may be issued under our equity compensation plans.

Number of securities
		Weighted		remaining available
	Number of shares	average exercise		for future issuance
	issuable under	price of		under equity
	outstanding	outstanding		compensation plans
	options, warrants	options, warrants		(excluding securities
	and rights	and rights		reflected in column(a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders(1)(2)(3)	37,786	$37.42	(4)	45,886

(1)

Includes the 2013 OIP, Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan and the 2004 Stock Incentive Plan. The 2013 OIP is the only equity compensation plan under which the Company currently issues equity awards. As of June 4, 2013, the 2013 OIP superseded all prior plans.

(2)

Upon completion of the Anatolia Energy transaction, the Company assumed Anatolia Energy’s stock-compensation plans. The Company will make no further issuances or grants under the Anatolia Energy plans. At December 31, 2019, there was 1 share underlying exercisable options with a weighted-average exercise price of $442.33.

(3)

Upon completion of the Alabama Graphite transaction, the Company assumed Alabama Graphite’s stock-compensation plans. The Company will make no further issuances or grants under the Alabama Graphite plans. At December 31, 2019, there were 4,528 shares underlying exercisable options with a weighted-average exercise price of $81.65.

(4)	Weighted average exercise price of outstanding options only.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

None.

DIRECTOR INDEPENDENCE

The Board annually reviews all relationships that directors have with the Company to affirmatively determine whether the directors are “independent” under Nasdaq listing standards. The Board has determined that each of Ms. Anderson and Messrs. Cryan, Kaiser and Pagliara are “independent” and as a result, each existing member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent.” In arriving at the foregoing independence determination, the Board considered transactions and relationships between each director or any member of her or his immediate family and the Company, its subsidiaries or its affiliates. The Board has determined that the directors designated as “independent” have no relationship with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees billed for professional audit services rendered by Moss Adams LLP for the audit of WWR’s annual financial statements for 2019 and 2018.

	2019	2018
Audit fees (1)	$251,525	$196,823
Audit-related fees
Tax fees
All other fees

(1)

Audit fees include fees for the audits of the Company’s consolidated financial statements and for services that are usually provided by an auditor in connection with statutory and regulatory filings and engagements.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. All of the foregoing services were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
1.1

Controlled Equity OfferingSM Sales Agreement, dated April 14, 2017, between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8‑K filed on April 17, 2017).

2.1

Asset Purchase Agreement, dated March 5, 2019, among the Company, Uranium Royalty (USA) Corp., and Uranium Royalty Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2019).

2.2

Amendment No. 1 to Asset Purchase Agreement, dated June 28, 2019, among the Company, Uranium Royalty (USA) Corp., and Uranium Royalty Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019).

3.1

Restated Certificate of Incorporation of the Company, as amended through April 22, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2019).

3.2

Amended and Restated Bylaws of the Company, as amended August 21, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2017).

4.1	Description of Securities

4.2

Warrant to Purchase Common Stock issued to Lincoln Park Capital Fund, LLC, dated May 30, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019).

10.1*	Westwater Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10‑QSB/A for the quarterly period ended September 30, 2005).[4]

10.2*

Amended and Restated 2004 Directors’ Stock Option Plan dated April 10, 2007 (incorporated by reference to Exhibit 10.43 to the Company’s Post- Effective Amendment No. 1 to Registration Statement on Form S‑3 filed April 11, 2007, SEC File No. 333‑133960)

10.3*

Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan dated April 1, 2010 (incorporated by reference to Exhibit 10.43.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2010).

10.4*	Westwater Resources, Inc. 2013 Omnibus Incentive Plan, as amended (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on February 25, 2019).

10.5*	Form of Restricted Stock Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on June 7, 2013).

10.6*

Form of Non-Qualified Stock Option Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed on June 7, 2013).

10.7*	Form of Restricted Stock Unit Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8‑K filed on June 7, 2013).

10.8*

Form of Deferred Stock Unit Agreement For Non-Employee Directors under the Company’s 2013 Omnibus0 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2017).

10.9*

Employment Agreement, dated March 12, 2013, between the Company and Christopher M. Jones (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2013).

10.10*

Employment Agreement, effective June 14, 2013, between the Company and Jeffrey L. Vigil (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2013).

10.11*

First Amendment to Employment Agreement, effective May 22, 2017, between the Company and Jeffrey L. Vigil (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2017).

10.12

Securities Purchase Agreement, dated May 24, 2019, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019).

10.13

Amendment No. 1 to Securities Purchase Agreement, dated May 30, 2019, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2019).

10.14

Registration Rights Agreement, dated May 24, 2019, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 31, 2019).

10.15

Purchase Agreement, dated June 6, 2019, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2019).

10.16

Registration Rights Agreement, dated June 6, 2019, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 11, 2019).

21.1	Subsidiaries of Registrant.

23.1	Consents of Independent Registered Public Accounting Firms.

31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2020

WESTWATER RESOURCES, INC.

By:	/s/ Christopher M. Jones
Christopher M. Jones,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Christopher M. Jones
Christopher M. Jones,	February 14, 2020
President, Chief Executive Officer

/s/ Jeffrey L. Vigil
Jeffrey L. Vigil,	February 14, 2020
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terence J. Cryan
Terence J. Cryan,	February 14, 2020
Chairman

/s/ Marvin K. Kaiser
Marvin K. Kaiser,	February 14, 2020
Director

/s/ Tracy D. Pagliara
Tracy D. Pagliara,	February 14, 2020
Director

/s/ Karli S. Anderson
Karli S. Anderson,	February 14, 2020
Director