Form 10-K/A
period 2019-12-31
WESTWATER RESOURCES, INC.
filed 2020-02-28
CIK 839470

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2019 was approximately $9,691,198. Number of shares of Common Stock, $0.001 par value, outstanding as of February 14, 2020 was 4,160,723 shares.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2019 filed by Westwater Resources, Inc. (the “Company”) on February 14, 2020 (the “Original Annual Report”) corrects the following errors in the Original Annual Report:

•Part I, Item 1A “Risk Factors”: Under the Risk Factor entitled, “If we are unable to raise additional capital, our business may fail and holders of our securities may lose their entire investment.” the amount raised through February 14, 2020 is $10.7 million instead of $9.2 million as presented in the Original Annual Report;

•Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”: The 2018 General and Administrative Expense line item is $7,009 instead of $7,357 as presented in the Original Annual Report, and the change in arbitration costs incurred during 2019 compared to 2018 were $1.0 million instead of $1.4 million as presented in the Original Annual Report; and

•Part III, Item 11 “Executive Compensation”: Deleted and replaced the 2019 Outstanding Equity Awards at Fiscal Year End table in its entirety to include options granted in July 2018, subject to stockholder approval, and approved by stockholders at the Annual Meeting of Stockholders held on April 18, 2019.

In addition, currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment, the Company is not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, the remainder of the Original Annual Report is unchanged, and this Amendment does not reflect any event occurring after the date of the Original Annual Report.

PART I

ITEM 1A.  RISK FACTORS

The following risk factor in Part I, Item 1A of the Original Annual Report is hereby amended and restated in its entirety as follows:

If we are unable to raise additional capital, our business may fail and holders of our securities may lose their entire investment.

We had approximately $1.9 million in cash at December 31, 2019 and have raised approximately $10.7 million through February 14, 2020 from sales under our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and PA with Lincoln Park and receipt of the purchase price from URC pursuant to the asset purchase agreement. On average, WWR expended approximately $0.9 million of cash per month during 2019, which is expected to continue during 2020. However, the Company has taken measures to reduce general and administrative costs going forward and has reduced activity in Texas while preserving regulatory compliance. There can be no assurance that WWR will be able to obtain additional capital after it exhausts its current cash. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities would likely result in substantial dilution to existing holders of our securities. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.

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

PART II

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section in Part II, Item 7 of the Original Annual Report is hereby amended and restated in its entirety as follows:

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the years ended December 31, 2019 and 2018 was $10.6 million and $35.7 million or $5.31 and $38.47 per share, respectively.  The principal components of these year-over-year changes are as follows:

	For the year ended December 31,
	2019	2018
	(thousands of dollars)
Mineral property expenses	$(2,852)	$(3,538)
General and administrative	(6,086)	(7,009)
Arbitration costs	(1,378)	(348)
Acquisition related costs	—	(333)
Impairment of uranium properties	(143)	(23,712)
Other operating expenses	(463)	(1,109)
Non-operating income	357	365
Total	$(10,565)	$(35,684)

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

General and administrative expenses

Significant expenditures for general and administrative expenses for the years ended December 31, 2019 and 2018 were:

	For the year ended December 31,
	2019	2018
	(thousands of dollars)

Stock compensation expense	$98	$332
Salaries and payroll burden	2,389	2,775
Legal, accounting, public company expenses	2,460	2,346
Insurance and bank fees	495	522
Consulting and professional services	96	227
Office expenses	373	397
Sales and marketing	44	254
Other expenses	131	156
Total	$6,086	$7,009

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

Arbitration Costs

During 2019, we incurred arbitration related legal and expert consulting costs of $1.38 million associated with the Request for Arbitration against the Republic of Turkey filed with ICSID in December 2018. For further reference, see discussion above at Part I, Item 3 and in the Recent Developments section of this Part II, Item 7.  The increase of $1.03 million over the $0.35 million cost incurred in 2018 was due to the increased activity preparing the Company’s Memorial which was filed with ICSID on January 27, 2020.

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

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $10.0 million for the year ended December 31, 2019, as compared with $11.6 million for the same period in 2018. The $1.6 million decrease in cash used was primarily due to the following:

•a decrease of $0.7 million of mineral property expenses;

•a decrease of $0.9 million in general and administrative expenses;

•an increase of $1.0 million in arbitration related costs in 2019; and

•an increase in cash from working capital items of $1.3 million.

PART III

ITEM 11. EXECUTIVE COMPENSATION

The following section in Part III, Item 11 of the Original Annual Report is hereby amended and restated in its entirety as follows:

2019 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2019 for the NEOs. The table also shows unvested and unearned stock awards and RSUs assuming a market value of $2.11 a share, the closing market price of the Company’s stock on December 31, 2019.

		Option Awards				Stock Awards
						Equity	Equity
						Incentive	Incentive
						Plan	Plan Awards:
						Awards:	Market or
						Number of	Payout
						Unearned	Value of
		Number of	Number of			Shares,	Unearned
		Securities	Securities			Units or	Shares,
		Underlying	Underlying			Other	Units or Other
		Unexercised	Unexercised	Option		Rights	Rights That
	Vesting	Options	Options	Exercise	Option	That Have	Have
	Commencement	(#)	(#)	Price	Expiration	Not Vested	Not Vested
Name	Date	Exercisable	Unexercisable	($)	Date	(#)	($)
Christopher M. Jones	3/12/2013	92	—	32.76	3/12/2023	—	—
	7/19/2018	3,829	—	19.25	7/19/2028	—	—
	4/18/2019	9,520	—	19.25	4/18/2029	—	—
Jeffrey L. Vigil	7/19/2018	1,392	—	19.25	7/19/2028	—	—
	4/18/2019	3,462	—	19.25	4/18/2029	—	—
Dain A. McCoig	4/1/2010	4	—	87.60	4/1/2020	—	—
	7/19/2018	1,276	—	19.25	7/19/2028	—	—
	4/18/2019	3,171	—	19.25	4/18/2029	—	—

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2020

WESTWATER RESOURCES, INC.

By:	/s/ Christopher M. Jones
Christopher M. Jones,
President and Chief Executive Officer