Form 10-Q
period 2020-03-31
WESTWATER RESOURCES, INC.
filed 2020-05-13
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	5,568,094 as of May 13, 2020

WESTWATER RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

		March 31,	December 31,
	Notes	2020	2019
ASSETS

Current Assets:
Cash and cash equivalents	1	$877	$1,870
Prepaid and other current assets		843	491
Total Current Assets		1,720	2,361

Property, plant and equipment, at cost:
Property, plant and equipment		91,701	91,746
Less accumulated depreciation and depletion		(71,377)	(71,409)
Net property, plant and equipment	6	20,324	20,337
Operating lease right-of-use assets	13	454	484
Restricted cash	1,5	3,806	3,797
Total Assets		$26,304	$26,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable		$1,486	$852
Accrued liabilities		1,227	1,770
Asset retirement obligations - current	8	1,090	894
Operating lease liability - current	13	153	153
Total Current Liabilities		3,956	3,669

Asset retirement obligations, net of current	8	5,290	5,406
Other long-term liabilities		500	500
Operating lease liability, net of current	13	310	340
Total Liabilities		10,056	9,915

Commitments and Contingencies	12

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 4,762,794 and 3,339,541 respectively
Outstanding shares - 4,762,633 and 3,339,380 respectively	9	5	3
Paid-in capital	9,10	322,227	319,758
Accumulated deficit		(305,726)	(302,439)
Less: Treasury stock (161 and 161 shares, respectively), at cost		(258)	(258)
Total Stockholders’ Equity		16,248	17,064

Total Liabilities and Stockholders’ Equity		$26,304	$26,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

		For the Three Months Ended
		March 31,
	Notes	2020	2019

Operating Expenses:
Mineral property expenses	7	$(728)	$(634)
General and administrative expenses		(1,779)	(1,705)
Arbitration costs		(669)	(131)
Accretion of asset retirement obligations	8	(106)	(126)
Depreciation and amortization		(13)	(23)
Total operating expenses		(3,295)	(2,619)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities	3,5	—	(720)
Interest income	3	—	166
Other income (expense)		8	(1)
Total other income (expense)		8	(555)

Net Loss		$(3,287)	$(3,174)

Other Comprehensive Income (Loss)
Transfer to realized loss upon sale of available-for-sale securities		—	90
Comprehensive Loss		$(3,287)	$(3,084)

BASIC AND DILUTED LOSS PER SHARE		$(0.82)	$(2.15)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		4,004,948	1,478,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION

(expressed in thousands of dollars)

(unaudited)

		For the Three Months Ended March 31,
	Notes	2020	2019
Operating Activities:
Net loss		$(3,287)	$(3,174)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense		—	5
Accretion of asset retirement obligations	8	106	126
Costs incurred for restoration and reclamation activities	8	(26)	(335)
Amortization of note receivable discount	3	—	(123)
Depreciation and amortization		13	23
Stock compensation expense	10	—	8
Loss on sale of marketable securities	3	—	720
Increase in prepaids and other assets		(352)	(32)
Increase in payables and accrued liabilities		91	42
Net Cash Used In Operating Activities		(3,455)	(2,740)

Cash Flows From Investing Activities
Proceeds from disposal of uranium assets, net	4	—	500
Proceeds from the sale of securities, net	3	—	536
Proceeds from note receivable	3	—	750
Net Cash Provided By Investing Activities		—	1,786

Cash Flows From Financing Activities:
Issuance of common stock, net	9	2,471	415
Payment of minimum withholding taxes on net share settlements of equity awards		—	(1)
Net Cash Provided By Financing Activities		2,471	414

Net decrease in cash, cash equivalents and restricted cash		(984)	(540)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		5,667	5,309
Cash, Cash Equivalents and Restricted Cash, End of Period		$4,683	$4,769
Cash Paid During the Period for:
Interest		$1	$1
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Securities received for payment of notes receivable – Laramide		—	750
Total Non-Cash Investing and Financing Activities for the Period		$—	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balances, December 31, 2019	3,339,541	$3	$319,758	$-	$(302,439)	$(258)	$17,064
Net loss	—	—	—	—	(3,287)	—	(3,287)
Common stock and common stock purchase warrants issued, net of issuance costs	1,422,742	2	2,469	—	—	—	2,471
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	511	—	—	—	—	—	—
Balances, March 31, 2020	4,762,794	$5	$322,227	$-	$(305,726)	$(258)	$16,248

Balances, December 31, 2018	1,436,555	$1	$313,012	$(90)	$(291,874)	$(258)	$20,791
Net loss	—	—	—	—	(3,174)	—	(3,174)
Common stock issued, net of issuance costs	57,205	—	416	—	—	—	416
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	393	—	8	—	—	—	8
Minimum withholding taxes on net share settlements of equity awards	—	—	(1)	—	—	—	(1)
Transfer to realized loss upon sale of available for sale securities	—	—	—	90	—	—	90
Balances, March 31, 2019	1,494,153	$1	$313,435	$-	$(295,048)	$(258)	$18,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10‑Q and Rule 8‑03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s 2019 Annual Report on Form 10‑K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2020.

Significant Accounting Policies

Our significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10‑K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018‑13, “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. The Company adopted this pronouncement effective January 1, 2020. The adoption of ASU 2018-13 has not had a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020.

In June 2016, the FASB issued ASU 2016‑13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016‑13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The adoption of this update, if applicable, will result in earlier recognition of losses and impairments. ASU 2016-13 will be effective for interim and annual periods beginning after January 1, 2023.

In November 2018, the FASB issued ASU 2018‑19, “Codification Improvements to ASC 326, Financial Instruments – Credit Losses.” ASU 2016‑13 introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018‑19 is the final version of Proposed Accounting Standards Update 2018‑270, which has been deleted. Additionally, the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326‑20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU 2018-19 will be effective for interim and annual periods beginning after January 1, 2023.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company is currently evaluating ASU 2016‑13, ASU 2018‑19 and ASU 2019-12 for the potential impact of adopting this guidance on its financial reporting.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	As of March 31,
(thousands of dollars)	2020	2019
Cash and cash equivalents	$877	$1,019
Restricted cash - pledged deposits for performance bonds	3,806	3,750
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$4,683	$4,769

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

At March 31, 2020 the Company’s cash balances were $0.9 million and the Company had a working capital deficit balance of $2.2 million. The Company’s cash balance at May 8, 2020 is $0.5 million. Subsequent to May 8, 2020, the Company expects to fund operations as follows:

•

The new Stock Purchase Agreement with Lincoln Park Capital, LLC., approved by the Company’s shareholders at the annual shareholders meeting on April 28, 2020, whereby the Company may place up to $12.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 24-months after execution of the agreement.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•

The Controlled Equity Offering Sales Agreement (the “ATM Offering Agreement”) with Cantor Fitzgerald & Co. The Company currently has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $3.1 million. As of May 8, 2020, $2.8 million registered shares are available for future sales under the ATM Offering Agreement.

•

The loan proceeds in the amount of $0.3 million received from the Paycheck Protection Program (“PPP”) by URI, Inc., a wholly owned subsidiary of WWR, on May 4, 2020. See Note 15. The Company plans to use the proceeds from this loan for payroll and benefits costs for its South Texas operations, which are eligible expenses in accordance with the PPP. Under the terms of the promissory note executed by URI, principal and accrued interest are forgivable after eight weeks as long as the proceeds are used for eligible purposes. Any unforgiven portion of the loan is payable over two years at an interest rate of 1% with a deferral of payments for the first six months.

•	Other debt and equity financings and asset sales.

While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the recent Covid-19 pandemic could significantly impact the Company’s ability to raise funds through equity financing. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. Considering all of the factors above, the Company believes there is substantial doubt regarding its ability to continue as a going concern.

3. NOTES RECEIVABLE

Laramide Note Receivable

As part of the consideration for the sale of Hydro Resources, Inc. (HRI) in January 2017, the Company received a promissory note in the amount of $5.0 million, secured by a mortgage over the Churchrock and Crownpoint properties owned by Laramide Resources Ltd. (“Laramide”). The note had a three-year term and carried an initial interest rate of 5%. The Company received the first two installment payments of $1.5 million each in January 2018 and January 2019. The final principal payment of $2.0 million was due and payable on January 5, 2020. Interest was payable on a quarterly basis during the final year. Laramide had the right to satisfy up to half of the principal payments by delivering shares of its common stock to the Company, which shares were valued by reference to the volume weighted average price (“VWAP”) for Laramide’s common stock for the 20 trading days before their respective anniversaries of the initial issuance date in January. The fair value of this note receivable was determined using the present value of the future cash receipts discounted at a market rate of 9.5%.

On August 30, 2019, the Company sold the promissory note (Note 4). Prior to August 30, 2019, the Company had received three tranches of Laramide common shares as partial consideration for the sale, which had resulted in the receipt of 2,218,133,  1,982,483 and 2,483,034 Laramide common shares in January 2017, January 2018 and January 2019, respectively. These share payments represented the initial consideration from the January 2017 sale of HRI and two note installments in January 2018 and January 2019. The first note installment in the amount of $1.5 million in January 2018, consisted of $750,000 in cash and the issuance of 1,982,483 of Laramide’s common shares. The second note installment in the amount of $1.5 million in January 2019, consisted of $750,000 in cash and the issuance of 2,483,034 of Laramide’s common shares. Additionally, Laramide made interest payments in the amount of $96,022 in cash during the year ending December 31, 2019.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On March 25, 2019, the Company sold the third tranche of 2,483,034 Laramide common shares and 2,218,133 Laramide warrants resulting in net proceeds of $0.5 million and a net loss on sale of marketable securities of $0.7 million.

4. SALE OF URANIUM ASSETS

On March 5, 2019, the Company entered into an Asset Purchase Agreement with Uranium Royalty (USA) Corp. and Uranium Royalty Corp. (together “URC”) for the sale of four of its royalty interests on future uranium production from mineral properties located in South Dakota, Wyoming and New Mexico, as well as the remaining amount of the Laramide promissory note in the amount of $2.0 million as discussed in Note 3 above, for $2.75 million, including $0.5 million paid at signing. On June 28, 2019, Westwater and URC entered into an Amendment to the Asset Purchase Agreement. The Amendment extended the date for closing from July 31, 2019 to August 30, 2019. URC delivered an additional $1.0 million as deposit to the Company upon signing the Amendment. The transaction closed on August 30, 2019 at which time the Company transferred ownership of the royalties and promissory note in exchange for the final payment of $1.25 million.

The sale of these uranium assets was accounted for as an asset disposal. The Company recorded the following gain on disposal of uranium assets on its  Consolidated Statements of Operations for the year ended December 31, 2019:

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company believes that the fair value of its assets and liabilities approximate their reported carrying amounts. The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy.

	March 31, 2020
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$—	$—	$—	$—
Total current assets recorded at fair value	$—	$—	$—	$—
Non-current Assets
Restricted cash	$3,806	$—	—	$3,806
Total non-current assets recorded at fair value	$3,806	$—	$—	$3,806

	December 31, 2019
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Short-term available-for-sale investments	$—	$—	$—	$—
Total current assets recorded at fair value	$—	$—	$—	$—
Non-current Assets
Restricted cash	$3,797	$—	—	$3,797
Total non-current assets recorded at fair value	$3,797	$—	$—	$3,797

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash.

6. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at March 31, 2020
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,112	$—	$—	$—	$3,112
Mineral rights and properties	—	—	8,972	7,806	—	16,778
Other property, plant and equipment	5	326	—	—	103	434
Total	$5	$3,438	$8,972	$7,806	$103	$20,324

	Net Book Value of Property, Plant and Equipment at December 31, 2019
(thousands of dollars)	Turkey	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$—	$3,112	$—	$—	$—	$3,112
Mineral rights and properties	—	—	8,972	7,806	—	16,778
Other property, plant and equipment	6	327	—	—	114	447
Total	$6	$3,439	$8,972	$7,806	$114	$20,337

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three months ended March 31, 2020 no events or changes in circumstance, including any affects from the COVID-19 pandemic, are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three months ended March  31, 2020 and 2019 are as follows:

	For the Three Months Ended March 31,
	2020	2019
	(thousands of dollars)
Kingsville Dome project, Texas	$265	$244
Rosita project, Texas	91	117
Vasquez project, Texas	240	186
Total Texas projects	596	547

Juan Tafoya project, New Mexico	6	6
Total New Mexico projects	6	6

Sal Rica project, Utah	—	1
Total Utah projects	—	1

Coosa project, Alabama	126	80
Total Alabama projects	126	80

Total expense for the period	$728	$634

8. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	March 31,	December 31,
(thousands of dollars)	2020	2019
Balance, beginning of period	$6,300	$6,203
Liabilities settled	(26)	(293)
Accretion expense	106	390
Balance, end of period	6,380	6,300
Less: Current portion	(1,090)	(894)
Non-current portion	$5,290	$5,406

The Company is currently performing plugging and surface reclamation activities at its Kingsville Dome, Rosita and Vasquez projects located in Kleberg and Duval Counties in Texas. The Company’s current liability of $1.1 million consists of the estimated costs associated with current reclamation activities through March 2021 at the Company’s Kingsville Dome, Rosita and Vasquez projects.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

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

Following effectiveness of a registration statement on Form S-1 relating to the resale of the shares subject to the PA on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the PA. On September 11, 2019, October 28, 2019 and February 28, 2020 we filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019, November 7, 2019 and March 6, 2020, respectively, registering for resale additional shares under the PA. Inception-to-date through March 31, 2020, the Company has sold 2,576,764 shares of common stock for gross proceeds of $7.1 million. In April 2020, the Company sold the remaining 623,236 registered shares of common stock for gross proceeds of $0.6 million.

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

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald (“Cantor”)

On April 14, 2017, the Company entered into the "ATM Offering Agreement” with Cantor acting as sales agent. Under the ATM Offering Agreement, the Company may from time to time sell shares of its common stock in “at-the-market” offerings and $3.1 million of which shares were registered for sale under a registration statement on Form S‑3, which was declared effective on April 13, 2020. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering Agreement. As of March  31, 2020, the Company had

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

sold 1,029,197 shares of common stock for net proceeds of $7.2 million under the ATM Offering Agreement, of which 540,512 shares of common stock and net proceeds of $1.1 million was sold in the three months ended March  31, 2020.

Warrants

The following table summarizes warrants outstanding and changes for the three-month periods ending March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019

	Number of	Number of
	Warrants	Warrants
Warrants outstanding at beginning of period	197,622	15,107
Issued	—	—
Expired	—	—
Warrants outstanding at end of period	197,622	15,107

10. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan") and the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan"). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, April 18, 2019 and April 28, 2020, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000 shares, 66,000 and 350,000 shares, respectively and in 2017 re-approve the material terms of the performance goals under the plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is currently 416,278 shares of common stock, plus unissued shares under the prior plans. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of March 31, 2020, 45,886 shares were available for future issuances under the 2013 Plan. For the three months ending March 31, 2019 the Company recorded stock-based compensation expense of $7,719. No stock-based compensation expense was recorded for the three months ending March 31, 2020. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 50,168 replacement options and warrants to the option and warrant holders of Alabama Graphite. The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.0016. The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.0016 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of March 31, 2020, there were 3,312 replacement options and 11,440 replacement warrants outstanding.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

The following table summarizes stock options outstanding and changes for the three-month periods ending March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	37,786	$37.42	19,170	$79.78
Granted	—	—	—	—
Expired	(1,217)	75.95	(280)	179.68
Canceled or forfeited	—	—	—	—
Stock options outstanding at end of period	36,569	$36.14	18,890	$78.21
Stock options exercisable at end of period	36,569	$36.14	18,890	$78.21

The following table summarizes stock options outstanding and exercisable by stock option plan at March 31, 2020:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	96	$1,752.25	96	$1,752.25
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	33,158	25.47	33,158	25.47
Replacement Options-Alabama Graphite	3,312	83.88	3,312	83.88
	36,569	$36.14	36,569	$36.14

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

The following table summarizes RSU activity for the three-month periods ended March 31, 2020 and 2019:

	March 31,		March 31,
	2020		2019
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	—	$—	2,260	$70.00
Granted	—	—	—	—
Forfeited	—	—	(565)	70.00
Vested	—	—	—	—
Unvested RSUs at end of period	—	$—	1,695	$70.00

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, potentially dilutive shares of 234,191 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the three months ended March 31, 2020.

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

13. LEASES

The Company’s lease portfolio consists of operating leases for corporate offices, storage space and equipment. The leases have remaining lease terms of 1 to 3.5 years, one of which includes an option to extend the corporate office lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The components of lease expense are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
(thousands of dollars)	2020	2019
Operating lease cost	$40	$40

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Three months	Three months
	ended	ended
(thousands of dollars)	March 31, 2020	March 31, 2019
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$39	$39

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$454	$569

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	March 31,	December 31,
(thousands of dollars, except lease term and discount rate)	2020	2019
Operating Leases
Operating lease right-of-use assets	$454	$484

Current portion of lease liabilities	$153	$153
Operating lease liabilities – long term portion	310	340
Total operating lease liabilities	$463	$493

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	March 31,	March 31,
	2020	2019
Weighted Average Remaining Lease Term (in years)	3.5	4.4

Discount Rate	9.5%	9.5%

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Maturities of lease liabilities for the Company’s operating leases are as follows:

March 31,
Lease payments by year (In thousands)	2020
2020 (remainder of year )	$120
2021	161
2022	162
2023	93
Total lease payments	536
Less imputed interest	(73)
Total	$463

As of March 31, 2020, the Company has $0.5 million in right-of-use assets and $0.5 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for its corporate office in Centennial, Colorado, with $0.5 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.5 million.

14. GEOGRAPHIC AND SEGMENT INFORMATION

The Company currently operates in three reportable segments, which are uranium, lithium and graphite mining activities, including exploration, standby operations and restoration and reclamation activities. As a part of these activities, the Company explores, evaluates and, if warranted, develops uranium, lithium and graphite properties. The Company’s long-term assets were $24.6 million as of both March 31, 2020 and December 31, 2019. 100% of the long-term assets are located in the United States. The Company reported no revenues during the three months ended March 31, 2020 and March 31, 2019.

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

The table below provides a breakdown of the long-term assets by reportable segments as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$103	$11,249	$—	$8,972	$20,324
Restricted cash	—	3,796	—	10	3,806
Operating lease right of use assets	435	19	—	—	454
Total long-term assets	$538	$15,064	$—	$8,982	$24,584

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$114	$11,251	$—	$8,972	$20,337
Restricted cash	—	3,787	—	10	3,797
Operating lease right of use assets	463	21	—	—	484
Total long-term assets	$577	$15,059	$—	$8,982	$24,618

The table below provides a breakdown of the reportable segments for the three months ended March 31, 2020 and March 31, 2019. Non-mining activities and other administrative operations are reported in the Corporate column.

	Three months Ended
	March 31, 2020
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$602	$—	$126	$728
General and administrative expenses	1,189	426	—	164	1,779
Arbitration expenses	669	—	—	—	669
Accretion of asset retirement costs	—	106	—	—	106
Depreciation and amortization	12	1	—	—	13
	1,870	1,135	—	290	3,295
Loss from operations	(1,870)	(1,135)	—	(290)	(3,295)
Other income	—	8	—	—	8
Loss before taxes	$(1,870)	$(1,127)	$—	$(290)	$(3,287)

	Three months Ended
	March 31, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$553	$1	$80	$634
General and administrative	1,148	392	—	165	1,705
Arbitration expenses	131	—	—	—	131
Accretion of asset retirement costs	—	126	—	—	126
Depreciation and amortization	1	22	—	—	23
	1,280	1,093	1	245	2,619
Loss from operations	(1,280)	(1,093)	(1)	(245)	(2,619)
Other expense	(555)	—	—	—	(555)
Loss before taxes	$(1,835)	$(1,093)	$(1)	$(245)	$(3,174)

15. SUBSEQUENT EVENTS

Loan under the Paycheck Protection Program

On May 4, 2020, URI, Inc, a wholly owned subsidiary of Westwater, received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program (“PPP”) in accordance with the terms of a promissory note executed in favor of Celtic Bank Corporation, a Salt Lake City based Small Business Administration Preferred Lender.  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll costs, rent and utilities. No more than 25% of the amount forgiven can be attributable to non-payroll costs. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months, making the first payment of principal and interest due on November 11, 2020.

The Company intends to use the proceeds for funding its payroll and benefits costs for the restart of South Texas operations, purposes consistent with the PPP. The Company’s South Texas operations were shut down and employees furloughed in March 2020 due to the uncertain economic conditions that had significantly impacted the capital markets.  While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, no assurance can be provided that the Company will obtain forgiveness of the Loan, in whole or in part.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three months ended March 31, 2020 has been prepared based on information available to us as of May 13, 2020. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2019 and the related notes thereto filed with our Annual Report on Form 10‑K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Graphite, Lithium and Uranium Listed as Critical Materials

A Presidential Executive Order on a Federal Strategy to Ensure Secure and Reliable Supplies of Critical Minerals was issued on December 20, 2017, which we believe will result in important energy related mineral development in the United States. In conjunction with Professional Paper 1802, published by the US Geological Service (“USGS”), where 23 minerals are identified as critical to the Country’s security and economy, WWR believes these actions are important steps in support of domestic minerals development. One of the important steps outlined in the Executive Order required a list of critical minerals to be provided by the US Secretary of the Interior. This list was provided and included all three of WWR’s contemplated portfolio products consisting of graphite, lithium and uranium. Graphite and lithium, in particular, are critical to the development of batteries and other energy storage systems essential to the electric vehicle, solar and wind power industries.

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

Accordingly, to address concerns regarding the production of domestic uranium and ensure a comprehensive review of the domestic nuclear supply chain, the President directed that a Nuclear Fuel Working Group (“NFWG”) be established. The NFWG includes  the Secretary of State, Secretary of Energy and Secretary of Defense, among other key officials.

On April 23, 2020, the U.S. Department of Energy (“DOE”) announced the NFWG’s strategy to revive the U.S. uranium industry in a report entitled “Strategy to Restore American Nuclear Energy Leadership.” The most important recommendations in the report for the uranium mining sector are:

•	U.S. purchases of 17-19 million pounds of U3O8 for a strategic uranium reserve, beginning in 2020 from domestic producers using a competitive bidding process.
•	DOE will end the uranium bartering program and reevaluate DOE’s Excess Uranium Inventory Management Policy.
•	Streamline regulatory reform and land access for uranium extraction.
•	Support Department of Commerce efforts to extend the Russian Suspension Agreement to protect against future uranium dumping in the U.S. market.
•	Enable the Nuclear Regulatory Commission to deny imports of nuclear fuel fabricated in Russia or China for national security purposes.
•	Fund advanced water treatment technology for uranium mining and in-situ recovery.
•	Increase efficiencies in the export processes and the adoption of 123 Agreements to open new markets for exports of U.S. civil nuclear technology, materials and fuel.

RECENT DEVELOPMENTS

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The pandemic spread outside of China during the first quarter of 2020 and has impacted businesses throughout the world. In the U.S., many state and local governments have, based on local conditions, either recommended or mandated actions to slow the transmission of COVID-19. These measures range from limitations on crowd size, together with closures of bars and dine-in restaurants, to mandatory orders for non-essential citizens to “shelter in place” or “stay at home” until further direction. Borders between many countries have been closed to contain the spread of COVID-19. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

This pandemic, and the resultant uncertain economic conditions it has created, could adversely affect our operations, major facilities, or employees’ and consumers’ health. We have the following priorities while managing our business during this period of volatility and uncertainty:

•	First, to ensure the health and safety of our employees and the communities where we work.
•	Second, to work with our business partners to maintain our advanced graphite product development schedule.
•	Third, to ensure adequate financial liquidity to support our key operations and business activities.

WWR’s corporate business activities are largely unaffected at this time. Even though we have closed our offices, we have instituted remote working arrangements to ensure that our team is able to work remotely using systems that we already had in place. Our continued focus on the health and safety of our employees, the safety of our operations, and the safety of the communities in which we live and work remains paramount.  To that end, we have eliminated unnecessary travel, instituted health protocols for working together, and ensured that our employees are permitted to take time off due to illness or the illness of those around them without penalty. As a result, our corporate business activities will continue on as before, without interruption.

In South Texas, due to tumultuous capital markets and uncertain economic conditions created by the pandemic, we shut down restoration and reclamation operations and furloughed employees in March 2020. We have complied with stay at home orders issued by county and state jurisdictions. After consultation with the Texas Commission on Environmental Quality, we are maintaining certain critical permit compliance activities with a limited workforce.  Upon receipt of the PPP loan proceeds, we reinstated employees and restarted restoration and reclamation activities on May 4, 2020.

Our graphite business plan continues without pause. We visited our technical consulting partner, Dorfner Anzaplan, as well as equipment manufacturers in January. They continue to produce results that inform our pilot plant operations, which are presently scheduled for the fourth quarter of this year. The Company expects to issue press releases outlining the project’s progress. We remain excited about the battery materials markets, the end markets for those products, and the part we plan to play in supplying critical materials to serve them.

To the extent that the COVID-19 pandemic continues or worsens, local governments or governmental agencies may impose additional restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to our business, including but not limited to additional disruption to the economy, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. The potential effects of COVID-19 could also impact us in a number of other ways including, but not limited to, laws and regulations affecting our business, the availability of future borrowings, the cost of borrowings, and potential impairment of the carrying value of our long-lived tangible assets.

Payroll Protection Loan

The Paycheck Protection Program (or “PPP”) was established under the congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (SBA). The Paycheck Protection Program is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. On May 4, 2020, URI, Inc, a wholly owned subsidiary of Westwater, received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program (“PPP”) in accordance with the terms of a promissory note executed in favor of Celtic Bank Corporation, a Salt Lake City based SBA Preferred Lender.  The loan and accrued interest are forgivable after eight weeks as long as the loan proceeds are used for eligible purposes, including payroll and benefits costs, rent and utilities. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months, making the first payment of principal and interest due on November 11, 2020.

Between February 14, 2020 and March 16, 2020, the Company’s share price decreased 63% due to turmoil in the equity capital markets due to the COVID-19 pandemic discussed above. This significantly impacted the Company’s financing facilities because registered share capacity was exhausted faster than anticipated due to the significant decrease in share price. For instance, the number of registered shares approved by shareholders available under the Company’s Lincoln Park PA was exhausted in April 2020 with $2.3 million of remaining usable capacity lost.  As a result of the severe downturn in the capital markets and uncertainty about when economic conditions would return to normal, the Company shut down its South Texas operations and implemented other cost reduction initiatives. When the CARES Act was passed and PPP loan eligibility rules were promulgated, the Company’s interpretation of the rules were that the loan proceeds could be used for payroll and benefits of URI’s furloughed employees which would allow restart of operations in South Texas.  Accordingly, the Company intends to use the proceeds for funding its payroll and benefits costs for its South Texas operations, purposes consistent with the PPP.

While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, no assurance can be provided that the Company will obtain forgiveness of the Loan, in whole or in part.

Equity Financings

Purchase Agreement (“PA”) with Lincoln Park Capital Fund, LLC. (“Lincoln Park:”)

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

Following effectiveness of a registration statement on Form S-1 relating to the resale of the shares subject to the PA on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the PA. On September 11, 2019, October 28, 2019 and February 28, 2020 we filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019, November 7, 2019 and March 6, 2020, respectively, registering for resale additional shares under the PA. Inception-to-date through March 31, 2020, the Company has sold 2,576,764 shares of common stock for gross proceeds of $7.1 million. In April 2020, the Company sold the remaining 623,236 shares of common stock for gross proceeds of $0.6 million.

Turkish Government Taking of Temrezli and Sefaatli Licenses and Westwater’s Arbitration Filing and Proceedings

On January 27, 2020, Westwater filed a Claimant’s Memorial (the “Memorial”) in its arbitration proceeding against the Republic of Turkey (“Turkey”). The Memorial relates to Westwater’s request for arbitration submitted to the International Centre for the Settlement of Investment Disputes (“ICSID”) in December 2018 as a result of Turkey’s unlawful actions against Westwater’s investments at the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi.

The Memorial sets forth the basis for Westwater’s claims under the treaty between the United States and Turkey concerning the reciprocal encouragement and protection of investments and international law generally, as well as the basis for the jurisdiction of the tribunal constituted on May 1, 2019 following ICSID’s registration of Westwater’s request for arbitration. The Memorial also establishes the reparations owed by Turkey for breach of its international obligations towards Westwater, consisting of no less than $36.5 million, plus costs and post-award interest, as compensation for Westwater’s resulting loss of its investment. Accompanying the Memorial is an expert report regarding the reparations owed to Westwater. In determining the amount of Westwater’s loss, the expert report considered (i) the projected future cash flows from the expropriated projects, discounted to present value by a risk-adjusted discount rate, (ii) valuations from transactions for similar projects, and (iii) in the case of the Sefaatli project, the amounts invested in the project.

On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding, and on March 30, 2020, Westwater filed a response in opposition to Turkey’s request for bifurcation. On April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request.  As a result of this decision, Turkey must file a Counter-Memorial on or before July 20, 2020, and a hearing on the substantive issues and damages is now scheduled for September 2021.

Additional information regarding the ICSID arbitration proceeding is presented in Part II, Item 1 below.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the three months ended March 31, 2020 was $3.3 million, or $0.82 per share, as compared with a consolidated net loss of $3.2 million, or $2.15 per share for the same period in 2019.  The $0.1 million increase in our consolidated net loss from the respective prior period was partially the result of an increase in legal expenses related to the arbitration against the Republic of Turkey discussed above.

Mineral Property Expenses

The following table details our mineral property expenses for the three months ended March 31, 2020 and 2019:

	For the Three months Ended
	March 31,
	2020	2019

Restoration/Recovery expenses
Kingsville Dome project	$1	$—
Rosita project	—	(19)
Vasquez project	—	37
Total restoration/recovery expenses	1	18

Standby care and maintenance expenses
Kingsville Dome project	171	154
Rosita project	87	118
Vasquez project	84	73
Temrezli project	—	—
Total standby care and maintenance expenses	342	345

Exploration and evaluation costs
Coosa project	126	80
Other projects	—	—

Land maintenance and holding costs	259	191

Total mineral property expenses	$728	$634

For the three months ended March 31, 2020, mineral property expenses increased by $0.1 million from the corresponding period during 2019.  The increase  was primarily due to an increase in work related to the Coosa project as well as an increase in land maintenance and holding costs for our Vasquez project in South Texas as a result of a lease renewal that required a lease bonus payment.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three months ended March 31, 2020 and 2019 were:

	For the Three months ended
	March 31,
	2020	2019
	(thousands of dollars)

Stock compensation expense	$—	$8
Salaries and payroll burden	767	684
Legal, accounting, public company expenses	653	721
Insurance and bank fees	167	142
Consulting and professional services	30	21
Office expenses	90	104
Sales and marketing	14	7
Other expenses	58	18
Total	$1,779	$1,705

For the three months ended March 31, 2020, general and administrative charges were approximately $0.1 million higher than the corresponding period in 2019.  The increase was primarily due to executive search consulting costs for a sales and marketing executive for Westwater.

Arbitration Costs

During the three months ended March 31, 2020, the Company incurred arbitration related legal and expert consulting costs of $0.7 million associated with the Request for Arbitration against the Republic of Turkey filed with ICSID in December 2018. For further reference, see discussion in the Recent Developments section of this Part I and  below at Part II, Item 1. The increase of $0.6 million over the $0.1 million cost incurred during the same period in 2019 was due to the increased activity leading up to and following the filing of the Company’s Memorial with ICSID on January 27, 2020.

Other Income and Expenses

For the three months ended March 31,  2020 the $0.6 million increase in other income compared to the three months ended March 31, 2019 was primarily due to the $0.7 million loss recorded in 2019 from the sale of marketable securities. No such loss occurred for the same period in 2020.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $3.5 million for the three months ended March 31, 2020, as compared with $2.7 million for the same period in 2019. The $0.8 million increase in cash used was primarily due to an increase in arbitration costs as well as land maintenance and holding costs for our Vasquez project in South Texas.

Investing Activities

Net cash provided by investing activities was $0 for the three months ended March 31, 2020, as compared with $1.8 million of cash provided by investing activities for the three months ended March 31, 2019. For the 2019 period, the Company received note payments on the Laramide note in the amount of $0.8 million in cash. Additionally, the Company received net proceeds of $0.5 million from the sale of Laramide securities and $0.5 million from URC as a deposit in accordance with the terms of the Asset Purchase Agreement signed on March 5, 2019. See Note 4 to our unaudited Condensed Consolidated Financial Statements included herewith for more information.

Financing Activities

Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2020 from the proceeds of sales of common stock through the Company’s ATM Offering Agreement and to Lincoln Park pursuant to the Stock Purchase Agreement.

For the three months ended March 31, 2019, net cash provided by financing activities was $0.4 million from the sale of common stock through the Company’s ATM Offering Agreement.

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

At March 31, 2020 the Company’s cash balances were $0.9 million and the Company had a working capital deficit balance of $2.2 million. The Company’s cash balance at May 8, 2020 is $0.5  million. Subsequent to May 8, 2020, the Company expects to fund operations as follows:

•

The new Stock Purchase Agreement with Lincoln Park Capital, LLC., approved by the Company’s shareholders at the annual shareholders meeting on April 28, 2020, whereby the Company may place up to $12.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 24-months after execution of the agreement.

•

The Controlled Equity Offering Sales Agreement (the “ATM Offering Agreement”) with Cantor Fitzgerald & Co. The Company currently has registered the offer and sale from time to time of shares of its common stock having an aggregate offering price of up to $3.1 million. As of May 8, 2020, $2.8 million registered shares are available for future sales under the ATM Offering Agreement.

•

The loan proceeds in the amount of $0.3 million received from the Paycheck Protection Program (“PPP”) by URI, Inc., a wholly owned subsidiary of WWR, on May 4, 2020. See Note 15. The Company plans to use the proceeds from this loan for payroll and benefits costs for its South Texas operations, which are eligible expenses in accordance with the PPP. Under the terms of the promissory note executed by URI, principal and accrued interest are forgivable after eight weeks as long as the proceeds are used for eligible purposes. Any unforgiven portion of the loan is payable over two years at an interest rate of 1% with a deferral of payments for the first six months.

•	Other debt and equity financings and asset sales.

While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the recent Covid-19 pandemic could significantly impact the Company’s ability to raise funds through equity financing. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business. Considering all of the factors above, the Company believes there is substantial doubt regarding its ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the realization of expected benefits from recent business combinations and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

•	the spot price and long‑term contract price of graphite, vanadium, lithium and uranium;
•	the ability of the Company to enter into and successfully close acquisitions, dispositions or other material transactions;
•	the Company’s ability to raise capital in the future;
•	government regulation of the mining industry and the nuclear power industry in the United States;
•	risks associated with our operations and the operations of our partners, including the impact of COVID-19;
•	our expectations regarding the use of funds from the Company’s PPP Loan and the potential for loan forgiveness under the terms of the PPP Loan;
•	operating conditions at our projects;
•	the world‑wide supply and demand of graphite, vanadium, lithium and uranium;
•	weather conditions;
•	unanticipated geological, processing, regulatory and legal or other problems we may encounter;
•	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
•	any graphite, vanadium, lithium or uranium discoveries not being in high enough concentration to make it economic to extract the metals;
•	currently pending or new litigation or arbitration;
•	our ability to continue to satisfy the listing requirements of the Nasdaq Capital Market;
•	our ability to maintain and timely receive mining and other permits from regulatory agencies.

as well as other factors described elsewhere in this Quarterly Report on Form 10‑Q, our 2019 Annual Report on Form 10‑K and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March  31, 2020 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10‑K for the year ended December 31, 2019. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10‑K, other than as set forth below.

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

As a result, on December 13, 2018, Westwater filed before ICSID its arbitration request against the Republic of Turkey. On December 21, 2018, ICSID registered Westwater’s Request for Arbitration. On May 1, 2019, the three-member ICSID Panel for the arbitration was established – one of the panel members was selected by Westwater, another was selected by Turkey, and the third panel member (serving as the Chair) was selected by the two party-appointed arbitrators.  On September 9, 2019, the ICSID Panel issued Procedural Order #1, which places the locale for the proceeding in Washington, DC, and sets numerous dates for both parties to make various filings.

On January 27, 2020, Westwater filed its Memorial, which is a document that sets out Westwater’s case. On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding, and on March 30, 2020, Westwater filed a response in opposition to Turkey's request for bifurcation. In Procedural Order #2 issued on April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request. As a result of the tribunal’s decision, Turkey must file a Counter-Memorial setting forth its positions in the arbitration on or before July 20, 2020, and a hearing on substantive issues and damages is now scheduled for September 2021.

ITEM 1A. RISK FACTORS.

Other than the risk factor set forth below, there have been no material changes from those risk factors set forth in our Annual Report on Form 10‑K for the year ended December 31, 2019, which are incorporated herein by reference.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of coronavirus disease 2019 (“COVID-19”). The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. In addition, our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.

It is possible that the continued spread of COVID-19 could also further cause disruption in our supply chains, adversely affect our business partners, delay our plans to advance our pilot plant or cause other unpredictable events. We continue to work with our stakeholders to address this global pandemic responsibly. In addition, we continue to monitor the situation, to assess further possible implications to our business, and to take actions in an effort to mitigate adverse consequences.

We cannot at this time predict the impact of the COVID-19 pandemic, but it could have material adverse effects on our business, financial position, results of operations and/or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

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

WESTWATER RESOURCES, INC.

Dated: May 13 2020	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2020	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)