Form 10-Q
period 2020-06-30
WESTWATER RESOURCES, INC.
filed 2020-08-05
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

Or

◻Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ⌧

Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	7,564,815 as of August 5, 2020

WESTWATER RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

		June 30,	December 31,
	Notes	2020	2019
ASSETS

Current Assets:
Cash and cash equivalents	1	$2,330	$1,870
Prepaid and other current assets		639	491
Total Current Assets		2,969	2,361

Property, plant and equipment, at cost:
Property, plant and equipment		91,633	91,746
Less accumulated depreciation and depletion		(71,219)	(71,409)
Net property, plant and equipment	6	20,414	20,337
Operating lease right-of-use assets	13	424	484
Restricted cash	1,5	3,807	3,797
Total Assets		$27,614	$26,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable		$1,141	$852
Accrued liabilities		1,308	1,770
Asset retirement obligations - current	8	949	894
Operating lease liability - current	13	154	153
Notes payable - current	15	146	—
Total Current Liabilities		3,698	3,669

Asset retirement obligations, net of current	8	5,322	5,406
Other long-term liabilities		500	500
Operating lease liability, net of current	13	280	340
Notes payable, net of current	15	185	—
Total Liabilities		9,985	9,915

Commitments and Contingencies	12

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 6,664,976 and 3,339,541 respectively
Outstanding shares - 6,664,815 and 3,339,380 respectively	9	7	3
Paid-in capital	9,10	326,073	319,758
Accumulated deficit		(308,193)	(302,439)
Less: Treasury stock (161 and 161 shares, respectively), at cost		(258)	(258)
Total Stockholders’ Equity		17,629	17,064

Total Liabilities and Stockholders’ Equity		$27,614	$26,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
	Notes	2020	2019	2020	2019

Operating Expenses:
Mineral property expenses	7	$(576)	$(808)	$(1,178)	$(1,426)
Product development expenses		(175)	(16)	(301)	(32)
General and administrative expenses		(1,659)	(1,700)	(3,438)	(3,405)
Arbitration costs		(28)	(354)	(697)	(485)
Accretion of asset retirement obligations	8	(32)	(30)	(138)	(156)
Depreciation and amortization		(17)	(25)	(30)	(48)
Total operating expenses		(2,487)	(2,933)	(5,782)	(5,552)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities	3,5	—	—	—	(720)
Interest income	3	—	168	—	334
Other income (expense)		20	(10)	28	(11)
Total other income (expense)		20	158	28	(397)

Net Loss		$(2,467)	$(2,775)	$(5,754)	$(5,949)

Other Comprehensive Income
Transfer to realized loss upon sale of available-for-sale securities		—	—	—	90
Comprehensive Loss		$(2,467)	$(2,775)	$(5,754)	$(5,859)

BASIC AND DILUTED LOSS PER SHARE		$(0.43)	$(1.81)	$(1.18)	$(3.95)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		5,786,117	1,532,802	4,895,533	1,505,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION

(expressed in thousands of dollars)

(unaudited)

		For the Six Months Ended June 30,
	Notes	2020	2019
Operating Activities:
Net loss		$(5,754)	$(5,949)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense		2	7
Accretion of asset retirement obligations	8	138	156
Costs incurred for restoration and reclamation activities	8	(167)	(333)
Amortization of note receivable discount	3	—	(299)
Depreciation and amortization		30	48
Stock compensation expense	10	28	15
Gain on disposal of fixed assets		(21)	—
Loss on sale of marketable securities	3	—	720
Effect of changes in operating working capital items:
Decrease/(Increase) in prepaids and other assets		(148)	234
(Decrease)/Increase in payables and accrued liabilities		(173)	1,077
Net Cash Used In Operating Activities		(6,065)	(4,324)

Cash Flows From Investing Activities
Proceeds from disposal of uranium assets, net	4	—	1,500
Proceeds from the sale of securities, net	3	—	536
Proceeds from note receivable	3	—	750
Capital expenditures		(87)	—
Net Cash (Used In)/Provided By Investing Activities		(87)	2,786

Cash Flows From Financing Activities:
Proceeds from note payable	15	331	—
Issuance of common stock, net	9	6,291	1,154
Payment of minimum withholding taxes on net share settlements of equity awards		—	(1)
Net Cash Provided By Financing Activities		6,622	1,153

Net increase/(decrease) in cash, cash equivalents and restricted cash		470	(385)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		5,667	5,309
Cash, Cash Equivalents and Restricted Cash, End of Period		$6,137	$4,924
Cash Paid During the Period for:
Interest		$1	$1
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Securities received for payment of notes receivable – Laramide		—	750
Total Non-Cash Investing and Financing Activities for the Period		$—	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury
Six months ended June 30, 2020	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balances, January 1, 2020	3,339,541	$3	$319,758	$-	$(302,439)	$(258)	$17,064
Net loss	—	—	—	—	(5,754)	—	(5,754)
Common stock and common stock purchase warrants issued, net of issuance costs	3,324,924	4	6,287	—	—	—	6,291
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	511	—	28	—	—	—	28
Balances, June 30, 2020	6,664,976	$7	$326,073	$-	$(308,193)	$(258)	$17,629

Three months ended June 30, 2020
Balances, March 31, 2020	4,762,794	$5	$322,227	$-	$(305,726)	$(258)	$16,248
Net loss	—	—	—	—	(2,467)	—	(2,467)
Common stock issued, net of issuance costs	1,902,182	2	3,818	—	—	—	3,820
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	28	—	—	—	28
Balances, June 30, 2020	6,664,976	$7	$326,073	$-	$(308,193)	$(258)	$17,629

				Accumulated
				Other
	Common Stock			Comprehensive	Accumulated
Six months ended June 30, 2019	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Treasury Stock	Total
Balances, January 1, 2019	1,436,555	$1	$313,012	$(90)	$(291,874)	$(258)	$20,791
Net loss	—	—	—	—	(5,949)	—	(5,949)
Common stock issued, net of issuance costs	221,263	1	1,153	—	—	—	1,154
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	393	—	15	—	—	—	15
Minimum withholding taxes on net share settlements of equity awards	—	—	(1)	—	—	—	(1)
Transfer to realized loss upon sale of available for sale securities	—	—	—	90	—	—	90
Balances, June 30, 2019	1,658,211	$2	$314,179	$—	$(297,823)	$(258)	$16,100

Three months ended June 30, 2019
Balances, March 31, 2019	1,494,153	$1	$313,435	$—	$(295,048)	$(258)	$18,130
Net loss				—	(2,775)	—	(2,775)
Common stock issued, net of issuance costs	164,058	1	738	—	—	—	739
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	—	—	7	—	—	—	7
Minimum withholding taxes on net share settlements of equity awards	—	—	(1)	—	—	—	(1)
Balances, June 30, 2019	1,658,211	$2	$314,179	$—	$(297,823)	$(258)	$16,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s 2019 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2020.

Significant Accounting Policies

Our significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. The Company adopted this pronouncement effective January 1, 2020. The adoption of ASU 2018-13 has not had a material impact on the Company’s consolidated financial statements.

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

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to ASC 326, Financial Instruments – Credit Losses.” ASU 2016-13 introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018-19 is the final version of Proposed Accounting Standards Update 2018-270, which has been deleted. Additionally, the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU 2018-19 will be effective for interim and annual periods beginning after January 1, 2023.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company is currently evaluating ASU 2016-13, ASU 2018-19 and ASU 2019-12 for the potential impact of adopting this guidance on its financial reporting.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	As of June 30,
(thousands of dollars)	2020	2019
Cash and cash equivalents	$2,330	$1,156
Restricted cash - pledged deposits for performance bonds	3,807	3,768
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$6,137	$4,924

Funds deposited by the Company for collateralization of performance obligations are not available for the payment of general corporate obligations and are not included in cash equivalents. Restricted cash consists of money market accounts. The bonds are collateralized performance bonds required for future restoration and reclamation obligations primarily related to the Company’s South Texas production properties.

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

The Company’s current business plan requires working capital to fund non-discretionary expenditures for uranium reclamation activities, mineral property holding costs, early stage graphite battery-material product development costs and administrative costs. The Company is pursuing project financing to support execution of the graphite business plan, including discretionary capital expenditures associated with ongoing graphite battery-material product development costs, construction of pilot plant facilities and construction of commercial production facilities. The Company’s current lithium business plan will be funded by working capital; however, the Company is pursuing project financing including possible joint venture partners to fund discretionary greenfield exploration activities.

At June 30, 2020 the Company’s cash balances were $2.3 million and the Company had a working capital deficit balance of $1.0 million. The Company’s cash balance at July 31, 2020 is $2.9 million. Subsequent to July 31, 2020, the Company expects to fund operations as follows:

●	The Purchase Agreement with Lincoln Park Capital, LLC (“Lincoln Park”) dated as of May 21, 2020 and as amended on May 29, 2020 (the “2020 Purchase Agreement”), the issuance of shares pursuant to which was approved by the Company’s shareholders at the annual shareholders meeting on April 28, 2020. Pursuant to the 2020 Purchase Agreement, the Company may place up to $12.0 million in the aggregate of the Company's

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

common stock on an ongoing basis when required by the Company over a term of 24-months ending in May 2022. As of July 31, 2020, the Company has 722,279 registered shares for resale by Lincoln Park on a current Form S-1 and $9.7 million remaining sales capacity under the 2020 Purchase Agreement, subject to periodic registration of shares on Form S-1.
●	The Controlled Equity Offering Sales Agreement (the “ATM Offering Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) which currently has $19.5 million remaining sales capacity, subject to periodic registration of shares on Form S-3. The Company is currently eligible to, and intends to, register the sale of additional shares under the agreement on Form S-3 pursuant to the SEC’s shelf registration rules.
●	Other possible debt and equity financings and asset sales.

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

5. FINANCIAL INSTRUMENTS

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

●	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are observable at the measurement date.
●	Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
●	Level 3 includes unobservable inputs that reflect management’s assumptions about what factors market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including internal data.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company believes that the fair value of its assets and liabilities approximate their reported carrying amounts. The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy.

	June 30, 2020
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Non-current Assets
Restricted cash	$3,807	$—	—	$3,807
Total non-current assets recorded at fair value	$3,807	$—	$—	$3,807

	December 31, 2019
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Non-current Assets
Restricted cash	$3,797	$—	—	$3,797
Total non-current assets recorded at fair value	$3,797	$—	$—	$3,797

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash.

6. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at June 30, 2020
(thousands of dollars)	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$3,112	$—	$—	$—	$3,112
Mineral rights and properties	—	8,972	7,806	—	16,778
Other property, plant and equipment	422	—	—	102	524
Total	$3,534	$8,972	$7,806	$102	$20,414

	Net Book Value of Property, Plant and Equipment at December 31, 2019
(thousands of dollars)	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$3,112	$—	$—	$—	$3,112
Mineral rights and properties	—	8,972	7,806	—	16,778
Other property, plant and equipment	327	—	—	120	447
Total	$3,439	$8,972	$7,806	$120	$20,337

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the six months ended June 30, 2020 no events or changes in circumstance, including any affects from the COVID-19 pandemic, are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three and six months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

	(thousands of dollars)
Kingsville Dome project, Texas	$179	$145	$444	$389
Rosita project, Texas	122	100	213	217
Vasquez project, Texas	121	126	362	312
Other projects, Texas	3	(8)	3	(8)
Total Texas projects	425	363	1,022	910

Cebolleta project, New Mexico	141	440	141	440
Juan Tafoya project, New Mexico	3	3	9	9
Total New Mexico projects	144	443	150	449

Columbus Basin project, Nevada	1	1	(1)	1
Total Nevada projects	1	1	(1)	1

Sal Rica project, Utah	—	1	1	1
Total Utah projects	—	1	1	1

Coosa project, Alabama	6	—	6	65
Total Alabama projects	6	—	6	65

Total expense for the period	$576	$808	$1,178	$1,426

8. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	June 30,	December 31,
(thousands of dollars)	2020	2019
Balance, beginning of period	$6,300	$6,203
Liabilities settled	(167)	(293)
Accretion expense	138	390
Balance, end of period	6,271	6,300
Less: Current portion	(949)	(894)
Non-current portion	$5,322	$5,406

The Company is currently performing plugging and surface reclamation activities at its Rosita and Vasquez projects located in Duval County, Texas. The Company’s current liability of $0.9 million consists of the estimated costs associated with current reclamation activities through June 2021 at the Company’s Kingsville Dome, Rosita and Vasquez projects.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

2020 Purchase Agreement with Lincoln Park

On May 21, 2020, the Company entered into the 2020 Purchase Agreement, as amended on May 29, 2020, with Lincoln Park to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months. Westwater will control the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the 2020 Purchase Agreement. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company’s prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The 2020 Purchase Agreement may be terminated by Westwater at any time, in its sole discretion, without any additional cost or penalty.

The 2020 Purchase Agreement specifically provides that the Company may not issue or sell any shares of its common stock under the 2020 Purchase Agreement if such issuance or sale would breach any applicable rules of The Nasdaq Capital Market. In particular, Nasdaq Listing Rule 5635(d) provides that the Company may not issue or sell more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the 2020 Purchase Agreement without shareholder approval. The Company received such shareholder approval to sell up to 8.0 million shares of common stock under the 2020 Purchase Agreement at its Annual Shareholders Meeting conducted on April 28, 2020.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2020 Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock. As an initial purchase on May 21, 2020, Lincoln Park bought $250,000 worth of Common Stock of the Company at a price of $1.2989 per share. The Company issued 156,250 shares of Common Stock to Lincoln Park as consideration for its commitment to purchase shares of Common Stock under the 2020 Purchase Agreement.

Also on May 21, 2020, the Company entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on June 26, 2020 relating to the resale of an initial tranche of 1,971,000 shares subject to the 2020 Purchase Agreement. As of June 30, 2020, the Company has sold 192,471 shares of common stock for gross proceeds of $250,000 under the 2020 Purchase Agreement and through July 31, 2020, the Company has sold 1.1 million shares of common stock for gross proceeds of $2.3 million.

2019 Purchase Agreement (“2019 Purchase Agreement”) with Lincoln Park

On June 6, 2019, the Company entered into the 2019 Purchase Agreement with Lincoln Park to place up to $10.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months. On August 6, 2019 the Company conducted a Special Meeting of Shareholders whereby the Company received such approval to sell up to 3.2 million shares of common stock under the 2019 Purchase Agreement. Following effectiveness of a registration statement on Form S-1 relating to the resale of the shares subject to the 2019 Purchase Agreement on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the 2019 Purchase Agreement. On September 11, 2019, October 28, 2019 and February 28, 2020 the Company filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019, November 7, 2019 and March 6, 2020, respectively, registering for resale additional shares under the 2019 Purchase Agreement. During the quarter ended June 30, 2020 the Company sold 623,236 shares of common stock for gross proceeds of $593,356. The 2019

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Purchase Agreement was terminated in May 2020 with historical sales of 3.2 million shares of common stock for gross proceeds of $7.7 million.

Securities Purchase Agreement with Lincoln Park

On May 24, 2019, Westwater entered into a Securities Purchase Agreement, as amended by Amendment No. 1 thereto dated as of May 30, 2019, with Lincoln Park, pursuant to which the Company agreed to issue and sell to Lincoln Park, and Lincoln Park agreed to purchase from the Company (i) 104,294 shares of the Company's common stock and (ii) warrants to initially purchase an aggregate of up to 182,515 shares of common stock, at an exercise price of $5.062 per share. On May 30, 2019, the Company issued and sold the common shares and the warrants to Lincoln Park and received aggregate gross proceeds before expenses of $550,751. The warrants became exercisable on November 30, 2019 and may be exercised at any time thereafter until November 30, 2024.

ATM Offering Agreement with Cantor

On April 14, 2017, the Company entered into the ATM Offering Agreement with Cantor acting as sales agent. Under the ATM Offering Agreement, the Company may from time to time sell shares of its common stock in “at-the-market” offerings and $3.1 million of which shares were registered for sale under a registration statement on Form S-3, which was declared effective on April 13, 2020. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering Agreement. As of June 30, 2020, the Company had sold 1,959,422 shares of common stock for net proceeds of $10.2 million under the ATM Offering Agreement, of which 930,225 shares of common stock and net proceeds of $3.0 million was sold in the three months ended June 30, 2020. As a result, the Company has approximately $19.5 million remaining available for future sales under the ATM Offering, but had no shares of common stock registered for sale under the ATM Offering Agreement as of June 30, 2020.

Warrants

The following table summarizes warrants outstanding and changes for the three-month periods ending June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019

	Number of	Number of
	Warrants	Warrants
Warrants outstanding at beginning of period	186,182	197,621
Issued	—	—
Expired	—	—
Warrants outstanding at end of period	186,182	197,621

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

As of June 30, 2020, 58,586 shares were available for future issuances under the 2013 Plan. For the six months ending June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $27,771 and $15,424, respectively. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 50,168 replacement options and warrants to the option and warrant holders of Alabama Graphite. The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.0016. The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.0016 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of June 30, 2020, there were 2,840 replacement options outstanding but all replacement warrants have expired.

Stock Options

The following table summarizes stock options outstanding and changes for the six-month periods ending June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	37,786	$37.42	19,170	$79.78
Granted	125,804	1.59	—	—
Expired	(1,693)	101.64	(624)	80.58
Canceled or forfeited	—	—	—	—
Stock options outstanding at end of period	161,897	$8.91	18,546	$78.21
Stock options exercisable at end of period	36,093	$34.41	18,546	$78.21

The following table summarizes stock options outstanding and exercisable by stock option plan at June 30, 2020:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	92	$1,638.00	92	$1,638.00
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	158,962	6.57	33,158	25.47
Replacement Options-Alabama Graphite	2,840	75.94	2,840	75.94
	161,897	$8.91	36,093	$34.41

WESTWATER RESOURCES, INC.

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

The following table summarizes RSU activity for the three-month periods ended June 30, 2020 and 2019:

	June 30,		June 30,
	2020		2019
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	—	$—	2,260	$70.00
Granted	211,497	2.03	—	—
Forfeited	—	—	(565)	70.00
Vested	—	—	—	—
Unvested RSUs at end of period	211,497	$2.03	1,695	$70.00

11. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, potentially dilutive shares of 559,576 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the six months ended June 30, 2020.

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

The components of lease expense are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
(thousands of dollars)	2020	2019
Operating lease cost	$81	$81

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Six months	Six months
	ended	ended
(thousands of dollars)	June 30, 2020	June 30, 2019
Cash paid for amounts included in lease liabilities:

Operating cash flows from operating leases	$79	$77

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$424	$541

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	June 30,	December 31,
(thousands of dollars, except lease term and discount rate)	2020	2019
Operating Leases
Operating lease right-of-use assets	$424	$484

Current portion of lease liabilities	$154	$153
Operating lease liabilities – long term portion	280	340
Total operating lease liabilities	$434	$493

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	June 30,	June 30,
	2020	2019
Weighted Average Remaining Lease Term (in years)	3.2	4.2

Discount Rate	9.5%	9.5%

Maturities of lease liabilities for the Company’s operating leases are as follows:

June 30,
Lease payments by year (In thousands)	2020
2020 (remainder of year )	$81
2021	161
2022	162
2023	92
Total lease payments	496
Less imputed interest	(62)
Total	$434

As of June 30, 2020, the Company has $0.4 million in right-of-use assets and $0.4 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for its corporate office in Centennial, Colorado, with $0.5 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.5 million.

14. GEOGRAPHIC AND SEGMENT INFORMATION

In addition to its corporate operations, the Company currently operates in three reportable segments, which are uranium, lithium and graphite mining activities, including exploration, standby operations and restoration and reclamation activities. As a part of these activities, the Company explores, evaluates and, if warranted, develops uranium, lithium and graphite properties. The Company’s long-term assets were $24.6 million as of both June 30, 2020 and December 31, 2019. 100% of the long-term assets are located in the United States. The Company reported no revenues during the six months ended June 30, 2020 and June 30, 2019.

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The table below provides a breakdown of the long-term assets by reportable segments as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$102	$11,340	$—	$8,972	$20,414
Restricted cash	—	3,797	—	10	3,807
Operating lease right of use assets	407	17	—	—	424
Total long-term assets	$509	$15,154	$—	$8,982	$24,645

	December 31, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total

Net property, plant and equipment	$114	$11,251	$—	$8,972	$20,337
Restricted cash	—	3,787	—	10	3,797
Operating lease right of use assets	463	21	—	—	484
Total long-term assets	$577	$15,059	$—	$8,982	$24,618

The table below provides a breakdown of the reportable segments for the three months ended June 30, 2020 and June 30, 2019. Non-mining activities and other administrative operations are reported in the Corporate column.

	Three months Ended
	June 30, 2020
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$570	$—	$6	$576
Product development expenses	—	—	—	175	175
General and administrative expenses	1,094	442	—	123	1,659
Arbitration expenses	28	—	—	—	28
Accretion of asset retirement costs	—	32	—	—	32
Depreciation and amortization	12	5	—	—	17
	1,134	1,049	—	304	2,487
Loss from operations	(1,134)	(1,049)	—	(304)	(2,487)
Other income/(expense)	28	(8)	—	—	20
Loss before taxes	$(1,106)	$(1,057)	$—	$(304)	$(2,467)

	Three months Ended
	June 30, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$805	$2	$1	$808
Product development expenses	—	—	—	16	16
General and administrative	1,216	433	—	51	1,700
Arbitration expenses	354	—	—	—	354
Accretion of asset retirement costs	—	30	—	—	30
Depreciation and amortization	1	24	—	—	25
	1,571	1,292	2	68	2,933

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Loss from operations	(1,571)	(1,292)	(2)	(68)	(2,933)
Other income	158	—	—	—	158
Loss before taxes	$(1,413)	$(1,292)	$(2)	$(68)	$(2,775)

The table below provides a breakdown of the reportable segments for the six months ended June 30, 2020 and June 30, 2019. Non-mining activities and other administrative operations are reported in the Corporate column.

	Six months Ended
	June 30, 2020
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$1,172	$—	$6	$1,178
Product development expenses	—	—	—	301	301
General and administrative	2,283	868	—	287	3,438
Arbitration expenses	697	—	—	—	697
Accretion of asset retirement costs	—	138	—	—	138
Depreciation and amortization	24	6	—	—	30
	3,004	2,184	—	594	5,782
Loss from operations	(3,004)	(2,184)	—	(594)	(5,782)
Other income	28	—	—	—	28
Loss before taxes	$(2,976)	$(2,184)	$—	$(594)	$(5,754)

	Six months Ended
	June 30, 2019
(thousands of dollars)	Corporate	Uranium	Lithium	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$1,358	$3	$65	$1,426
Product development expenses	—	—	—	32	32
General and administrative	2,364	825	—	216	3,405
Arbitration expenses	485	—	—	—	485
Accretion of asset retirement costs	—	156	—	—	156
Depreciation and amortization	2	46	—	—	48
	2,851	2,385	3	313	5,552
Loss from operations	(2,851)	(2,385)	(3)	(313)	(5,552)
Other (expense)	(397)	—	—	—	(397)
Loss before taxes	$(3,248)	$(2,385)	$(3)	$(313)	$(5,949)

15. NOTES PAYABLE

Loan under the Paycheck Protection Program (PPP)

On May 4, 2020, URI, Inc, a wholly owned subsidiary of Westwater, received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program (“PPP”) in accordance with the terms of a promissory note executed in favor of Celtic Bank Corporation, a Salt Lake City based Small Business Administration (“SBA”) Preferred Lender. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for forgivable loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll costs, rent and utilities. No more than 40% of the amount forgiven can be attributable to non-payroll costs. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. According to terms of the promissory note from Celtic Bank, the first payment of principal and interest is due November 30, 2020, with subsequent payments due at the end of each month through the loan maturity date of April 30, 2022.

The Company used the proceeds for funding its payroll and benefits costs for the restart of South Texas operations, purposes consistent with the PPP. The Company’s South Texas operations were shut down and employees furloughed in March 2020 due to the severe downturn in the capital markets and uncertainty about when economic conditions would return to normal. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan and is in the process of preparing the SBA’s forgiveness application, no assurance can be provided that the Company will obtain forgiveness of the loan, in whole or in part. At June 30, 2020 the loan proceeds are presented on the balance sheet as current and long-term debt based on the schedule of repayments and excluding any possible forgiveness of the loans.

The following table summarizes notes payable related to the PPP loan on the balance sheet as of June 30, 2020:

June 30,
(thousands of dollars)	2020
Notes payable	$331
Less: current maturities	(146)
Notes payable, net of current	$185

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three and six months ended June 30, 2020 has been prepared based on information available to us as of August 5, 2020. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2019 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

INTRODUCTION

Westwater Resources, Inc. is a 40-year-old public company trading on the Nasdaq Capital Market under the symbol “WWR.” Originally incorporated in 1977 as Uranium Resources, Inc. to mine uranium in Texas, our company has been reborn as a diversified energy materials developer. Westwater now has a presence in uranium, lithium exploration, and battery-ready graphite materials after its acquisition of Alabama Graphite Corp. (“Alabama Graphite”) in April 2018. In addition, Westwater recently discovered significant vanadium concentrations at the Coosa Graphite Project (the “Coosa Project”) in Alabama and has an exploration plan available to further investigate the size and extent of those concentrations.

Westwater holds battery-ready graphite development properties in Alabama, properties with lithium exploration potential in Nevada and Utah, two idled uranium production properties in Texas and several uranium properties in Texas and New Mexico. Westwater ceased uranium production in 2009 due to reductions in the price of uranium, although Westwater’s uranium properties and facilities in Texas can be restarted once the price of uranium recovers to acceptable levels.

RECENT DEVELOPMENTS

Graphite Business Developments

Westwater’s graphite business plan continues without pause. The Company and its consultants continue to produce results that inform pilot plant operations, which are presently scheduled for the fourth quarter of 2020. Westwater remains focused on the battery materials markets, the end markets for those products, and the role that can be played in supplying critical materials to serve them.

In June 2020, Westwater announced that independent testing of Westwater’s ULTRA-PMG™ battery graphite material has shown outstanding resistivity values as a conductive additive. This milestone achievement is a critical step in developing Westwater’s battery graphite business. PMG is one of the key products in the Coosa Project business plan being produced at laboratory-scale using proprietary processes that Westwater intends to utilize in the pilot program later this year. Successful performance testing demonstrates that Westwater can manufacture ULTRA-PMG™ as a premium-grade, conductive enhancement material for all types of batteries at larger scale.

In July 2020, Westwater announced that independent performance testing of Westwater’s ULTRA-CSPG™ (Coated Spherical Purified Graphite "CSPG”) material produced in a laboratory setting shows that it performs as well or better than benchmark commercially available natural flake and synthetic materials. ULTRA-CSPGTM is Westwater’s anode material which is utilized in lithium ion batteries, which are used in the fast-growing electric vehicle market.

Sales and Marketing Executive

After a comprehensive search process that yielded many highly qualified candidates, Westwater hired Jay Wago as Vice President – Sales and Marketing on July 1, 2020. Mr. Wago is a proven sales leader, whose unique skills and experience will be instrumental in leading Westwater’s sales and marketing efforts for our battery graphite materials business. The addition of Mr. Wago will help position Westwater to scale its marketing efforts to generate greater awareness of our American-made battery graphite materials to end-users throughout the world.

Graphite, Lithium, Uranium, and Vanadium Listed as Critical Materials

A Presidential Executive Order on a Federal Strategy to Ensure Secure and Reliable Supplies of Critical Minerals was issued on December 20, 2017, which we believe will result in important energy related mineral development in the United States. In conjunction with Professional Paper 1802, published by the US Geological Service (“USGS”), where 23 minerals are identified as critical to the Country’s security and economy, WWR believes these actions are important steps in support of domestic minerals development. One of the important steps outlined in the Executive Order required a list of critical minerals to be provided by the US Secretary of the Interior. This list was subsequently provided and included all of WWR’s contemplated portfolio products consisting of graphite, lithium and uranium. The discovery of vanadium on our Alabama property adds an additional element to Westwater’s portfolio of critical elements. Graphite and lithium, in particular, are critical to the development of batteries and other energy storage systems essential to the electric vehicle, solar and wind power industries, while vanadium is a lightweight metal used in the construction industry, in high strength steel alloys, and in large grid storage batteries.

Creation of The President’s Nuclear Fuels Working Group

On July 1, 2019, President Trump ordered a review of the domestic nuclear supply chain (uranium production, conversion, enrichment and fabrication) in the context of the 2017 White House initiative to revive, revitalize and expand the nuclear energy sector.

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

On April 23, 2020, the U.S. Department of Energy (“DOE”) announced the NFWG’s strategy to revive the U.S. uranium industry in a report entitled “Strategy to Restore American Nuclear Energy Leadership.” The most important recommendations in the report for the uranium mining sector are:

●	U.S. purchases of 17-19 million pounds of U3O8 for a strategic uranium reserve, beginning in 2020 from domestic producers using a competitive bidding process.
●	DOE will end the uranium bartering program and reevaluate DOE’s Excess Uranium Inventory Management Policy.
●	Streamline regulatory reform and land access for uranium extraction.
●	Support Department of Commerce efforts to extend the Russian Suspension Agreement to protect against future uranium dumping in the U.S. market.
●	Enable the Nuclear Regulatory Commission to deny imports of nuclear fuel fabricated in Russia or China for national security purposes.

●	Fund advanced water treatment technology for uranium mining and in-situ recovery.
●	Increase efficiencies in the export processes and the adoption of 123 Agreements to open new markets for exports of U.S. civil nuclear technology, materials and fuel.

Global Pandemic and our Actions to Ensure Safety

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

This pandemic, and the resultant uncertain economic conditions it has created, could adversely affect our operations, major facilities, or employees’ health. Westwater has the following priorities while managing business activities during this period of volatility and uncertainty:

●	First, to ensure the health and safety of employees and the communities where they work.
●	Second, to work with business partners to maintain the advanced graphite product development schedule.
●	Third, to ensure adequate financial liquidity to support key operations and business activities.

Westwater’s corporate business activities are largely unaffected at this time. Even though Westwater closed offices, remote working arrangements were instituted to ensure that employees were able to work remotely using systems that already were in place. Westwater’s continued focus on the health and safety of employees, the safety of operations, and the safety of the communities in which our employees live and work remains paramount. To that end, Westwater eliminated unnecessary travel, instituted health protocols for working together, and ensured that employees are permitted to take time off due to illness or the illness of those around them without penalty. As a result, our corporate business activities will continue on as before, without interruption.

In South Texas, due to tumultuous capital markets and uncertain economic conditions created by the pandemic, Westwater shut down restoration and reclamation operations and furloughed employees in March 2020. Westwater complied with stay at home orders issued by county and state jurisdictions. After consultation with the Texas Commission on Environmental Quality, Westwater maintained certain critical permit compliance activities with a limited workforce. Upon receipt of the PPP loan proceeds, Westwater reinstated employees and restarted restoration and reclamation activities on May 4, 2020.

To the extent that the COVID-19 pandemic continues or worsens, local governments or governmental agencies may impose additional restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to Westwater’s business, including but not limited to additional disruption to the economy, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials to support business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact Westwater’s business, financial condition or results of operations. The potential effects of COVID-19 could also impact Westwater in a number of other ways including, but not limited to, laws and regulations affecting business, the availability of future borrowings, the cost of borrowings, and potential impairment of the carrying value of long-lived tangible assets.

Payroll Protection Loan

The Paycheck Protection Program (or “PPP”) was established under the congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. On May 4, 2020, URI, Inc, a wholly owned subsidiary of Westwater, received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program in accordance with the terms of a promissory note executed in favor of Celtic Bank Corporation, a Salt Lake City based SBA Preferred Lender. The loan and accrued interest are forgivable after eight weeks as long as the loan proceeds are used for eligible purposes, including payroll and benefits costs, rent and utilities. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months and the first payment of principal and interest due on November 30, 2020.

Between February 14, 2020 and March 16, 2020, the Company’s share price decreased 63% due to turmoil in the equity capital markets from the COVID-19 pandemic discussed above. This significantly impacted the Company’s financing facilities because registered share capacity was exhausted faster than anticipated due to the significant decrease in share price. For instance, the number of registered shares approved by shareholders available under the Company’s 2019 Purchase Agreement with Lincoln Park 2019 was exhausted in April 2020 with $2.3 million of remaining usable capacity lost. As a result of the severe downturn in the capital markets and uncertainty about when economic conditions would return to normal, the Company shut down its South Texas operations and implemented other cost reduction initiatives. When the CARES Act was passed and PPP loan eligibility rules were promulgated, the Company’s interpretation of the rules were that the loan proceeds could be used for payroll and benefits of URI’s furloughed employees which would allow restart of operations in South Texas. Accordingly, the Company used the proceeds for funding its payroll and benefits costs for its South Texas operations over a 10-week period during the months of May, June and July, purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, no assurance can be provided that the Company will obtain forgiveness of the Loan, in whole or in part.

Equity Financings

2020 Purchase Agreement (“2020 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”)

On May 21, 2020, the Company entered into the 2020 Purchase Agreement, as amended on May 29, 2020, with Lincoln Park to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months. Westwater will control the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the 2020 Purchase Agreement. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company’s prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The 2020 Purchase Agreement may be terminated by Westwater at any time, in its sole discretion, without any additional cost or penalty.

The 2020 Purchase Agreement specifically provides that the Company may not issue or sell any shares of its common stock under the 2020 Purchase Agreement if such issuance or sale would breach any applicable rules of The Nasdaq Capital Market. In particular, Nasdaq Listing Rule 5635(d) provides that the Company may not issue or sell more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the 2020 Purchase Agreement without shareholder approval. The Company received such shareholder approval to sell up to 8.0 million shares of common stock under the 2020 Purchase Agreement at its Annual Shareholders Meeting conducted on April 28, 2020.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the 2020 Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock. As an initial purchase on May 21, 2020, Lincoln Park bought $250,000 worth of Common Stock of the Company at a price of $1.2989 per share. The Company issued 156,250 shares of Common Stock to Lincoln Park as consideration for its commitment to purchase shares of Common Stock under the 2020 Purchase Agreement.

Also, on May 21, 2020, the Company entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed a registration statement on Form S-1 with the SEC, which was declared effective on June 26, 2020 relating to the resale of an initial tranche of 1,971,000 shares subject to the 2020 Purchase Agreement. As of June 30, 2020, the Company has sold 192,471 shares of common stock for gross proceeds of $250,000 under the 2020 Purchase Agreement and through July 31, 2020, the Company has sold 1.1 million shares of common stock for gross proceeds of $2.3 million.

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

On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding, and on March 30, 2020, Westwater filed a response in opposition to Turkey’s request for bifurcation. On April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request. On May 13, 2020, Turkey filed with the arbitral tribunal a request, which Westwater elected not to oppose, to extend the date on which their Counter-Memorial must be filed (and to change dates for subsequent pleadings as well as document production and witness identification deadlines), which the tribunal approved on June 3, 2020. As a result of these decisions by the tribunal, Turkey must file its Counter-Memorial on or before September 14, 2020, and the hearing on the substantive issues and damages is scheduled for September 13-17, 2021. Overall, the filing on May 13, 2020 had no effect on the timing of the hearing in 2021.

Additional information regarding the ICSID arbitration proceeding is presented in Part II, Item 1 below.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the three months ended June 30, 2020 was $2.5 million, or $0.43 per share, as compared with a consolidated net loss of $2.8 million, or $1.81 per share for the same period in 2019. The $0.3 million decrease in our consolidated net loss from the respective prior period was the result of a decrease in mineral property expenses in the current year in an effort to conserve cash during the economic uncertainties arising from the COVID-19 pandemic and a decrease in arbitration costs due to minimal scheduled proceedings during the current quarter.

Our consolidated net loss for the six months ended June 30, 2020 was $5.8 million, or $1.18 per share, as compared with a consolidated net loss of $5.9 million, or $3.95 per share for the same period in 2019. The $0.1 million decrease in our consolidated net loss from the respective prior period was partially the result of a $0.7 million loss on the sale of securities comprised of Laramide shares and warrants in the first half of 2019 offset by interest income from the Laramide promissory note. No such losses or interest income was recorded for the same period in 2020.

Mineral Property Expenses

The following table details our mineral property expenses for the three and six months ended June 30, 2020 and 2019:

	For the Three months Ended		For the Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome project	$1	$—	$2	$—
Rosita project	1	11	1	(8)
Vasquez project	5	40	5	77
Total restoration/recovery expenses	7	51	8	69

Standby care and maintenance expenses
Kingsville Dome project	162	133	334	286
Rosita project	116	84	203	201
Vasquez project	99	69	182	143
Total standby care and maintenance expenses	377	286	719	630

Exploration and evaluation costs	—	(4)	—	60

Land maintenance and holding costs	192	475	451	667

Total mineral property expenses	$576	$808	$1,178	$1,426

For the three and six months ended June 30, 2020, mineral property expenses decreased by $0.2 million from the corresponding periods during 2019. The decreases were primarily due to the timing of the annual lease rental for a uranium property in New Mexico. The full amount of lease rental is normally paid during the second quarter of the year but for the current year the leaseholder agreed to payments in seven monthly installments from May to November. At June 30, 2020 five monthly payments remained.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and six months ended June 30, 2020 and 2019 were:

	For the Three months ended		For the Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(thousands of dollars)

Stock compensation expense	$28	$8	$28	$15
Salaries and payroll burden	766	725	1,533	1,410
Legal, accounting, and public company expenses	470	761	1,123	1,482
Insurance and bank fees	167	109	334	235
Consulting and professional services	74	43	104	56
Office expenses	110	58	201	162
Sales and marketing	41	(7)	99	11
Other expenses	3	3	16	34
Total	$1,659	$1,700	$3,438	$3,405

General and administrative expenses for the three and six months ended June 30, 2020 and 2019 remained relatively constant at $1.7 million and $3.4 million respectively.

Arbitration Costs

The majority of costs associated with the Request for Arbitration against the Republic of Turkey in 2020 occurred in the first quarter and slowed significantly in the second quarter resulting in a $0.3 million decrease for the three months ended June 30, 2020 compared with the same period in 2019. During the six months ended June 30, 2020, the Company incurred arbitration related legal and expert consulting costs of $0.7 million, a $0.2 million increase over the $0.5 million of costs incurred during the same period in 2019. The increase was due to the significant activity in January 2020 leading up to and following the filing of the Company’s Memorial with ICSID on January 27, 2020. For further reference, see discussion in the Recent Developments section of this Part I and below at Part II, Item 1.

Other Income and Expenses

For the three months ended June 30, 2020, the $0.1 million decrease in other income compared to the three months ended June 30, 2019 was primarily due to interest income from the Laramide promissory note recorded in 2019.

For the six months ended June 30, 2020, the $0.4 million increase in other income compared to the six months ended June 30, 2019 was primarily due to the $0.7 million loss on the sale of securities comprised of Laramide shares and warrants in the first half of 2019 offset by interest income from the Laramide promissory note. No such losses or interest income was recorded over the same period in 2020.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $6.0 million for the six months ended June 30, 2020, as compared with $4.3 million for the same period in 2019. The $1.7 million increase in cash used was primarily due to an increase in prepaid assets and a decrease in accounts payable and accrued liabilities in 2020.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2020 was $0.1 million for the purchase of equipment, as compared with $2.8 million of cash provided by investing activities for the six months ended June 30, 2019. For the 2019 period, the Company received note payments on the Laramide note in the amount of $0.8 million in cash. Additionally, the Company received net proceeds of $0.5 million from the sale of Laramide securities and $1.5 million from URC as a deposit in accordance with the terms of the Asset Purchase Agreement signed on March 5, 2019. See Note 4 to our unaudited Condensed Consolidated Financial Statements included herewith for more information.

Financing Activities

Net cash provided by financing activities was $6.6 million for the six months ended June 30, 2020, resulting primarily from the proceeds of sales of common stock through the Company’s ATM Offering Agreement and the Lincoln Park 2019 Purchase Agreement and 2020 Purchase Agreement. Additionally, $0.3 million was received from the PPP loan in May 2020. Net cash provided by financing activities for the same period in 2019 was $1.1 million. The $5.5 million increase was due to better financing capacity under the Company’s financing agreements with Cantor and Lincoln Park in the first six months of 2020 compared to the same period in 2019.

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

The Company’s current business plan requires working capital to fund non-discretionary expenditures for uranium reclamation activities, mineral property holding costs, early stage graphite battery-material product development costs and administrative costs. The Company intends to pursue project financing to support execution of the graphite business plan, including discretionary capital expenditures associated with ongoing graphite battery-material product development costs, construction of pilot plant facilities and construction of commercial production facilities. The Company’s current lithium business plan will be funded by working capital; however, the Company is pursuing project financing including possible joint venture partners to fund discretionary greenfield exploration activities.

At June 30, 2020 the Company’s cash balances were $2.3 million and the Company had a working capital deficit balance of $1.0 million. The Company’s cash balance at July 31, 2020 is $2.9 million. Subsequent to July 31, 2020, the Company expects to fund operations as follows:

●	The Purchase Agreement with Lincoln Park Capital, LLC (“Lincoln Park”) dated as of May 21, 2020 and as amended on May 29, 2020 (the “2020 Purchase Agreement”), the issuance of shares pursuant to which was approved by the Company’s shareholders at the annual shareholders meeting on April 28, 2020. Pursuant to the 2020 Purchase Agreement, the Company may place up to $12.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 24-months ending in May 2022. As of July 31, 2020, the Company has 722,279 registered shares for resale by Lincoln Park on a current Form S-1 and $9.7 million remaining sales capacity under the 2020 Purchase Agreement, subject to periodic registration of shares on Form S-1.
●	The Controlled Equity Offering Sales Agreement (the “ATM Offering Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) which currently has $19.5 million remaining sales capacity, subject to periodic registration of shares on Form S-3. The Company is currently eligible to, and intends to, register the sale of additional shares under the agreement on Form S-3 pursuant to the SEC’s shelf registration rules.
●	Other possible debt and equity financings and asset sales.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the construction of pilot plant facilities and construction of commercial production facilities, the realization of expected benefits from recent business combinations and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite, vanadium, lithium and uranium;
●	the ability of the Company to enter into and successfully close acquisitions, dispositions or other material transactions;
●	the Company’s ability to raise capital in the future;
●	government regulation of the mining industry and the nuclear power industry in the United States;
●	risks associated with our operations and the operations of our partners, including the impact of COVID-19;
●	our expectations regarding the use of funds from the Company’s PPP Loan and the potential for loan forgiveness under the terms of the PPP Loan;
●	operating conditions at our projects;
●	the world-wide supply and demand of graphite, vanadium, lithium and uranium;
●	weather conditions;
●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite, vanadium, lithium or uranium discoveries not being in high enough concentration to make it economic to extract the metals;
●	currently pending or new litigation or arbitration;
●	our ability to continue to satisfy the listing requirements of the Nasdaq Capital Market;
●	our ability to maintain and timely receive mining and other permits from regulatory agencies.

as well as other factors described elsewhere in this Quarterly Report on Form 10-Q, our 2019 Annual Report on Form 10-K and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, other than as set forth below.

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

On January 27, 2020, Westwater filed its Memorial, which is a document that sets out Westwater’s case. On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding, and on March 30, 2020, Westwater filed a response in opposition to Turkey's request for bifurcation. In Procedural Order #2 issued on April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request. On May 13, 2020, Turkey filed with the arbitral tribunal a request which Westwater elected not to oppose, to extend the date on which their Counter-Memorial must be filed (and to change dates for subsequent pleadings as well as document production and witness identification deadlines), which the arbitral tribunal approved on June 3, 2020. As a result of these decisions by the tribunal, Turkey must file its Counter-Memorial on or before September 14, 2020, and the hearing on the substantive issues and damages is scheduled for September 13-17, 2021.

ITEM 1A. RISK FACTORS.

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the risk factor set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, each of which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1

Purchase Agreement, dated May 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2020).

10.2

Registration Rights Agreement, dated May 21, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2020).

10.3

Amendment No. 1 to Purchase Agreement, dated May 29, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2020).

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

WESTWATER RESOURCES, INC.

Dated: August 5, 2020	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2020	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)