Form 10-Q
period 2020-09-30
WESTWATER RESOURCES, INC.
filed 2020-11-12
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	19,021,859 as of November 12, 2020

WESTWATER RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

		September 30,	December 31,
	Notes	2020	2019
ASSETS

Current Assets:
Cash and cash equivalents	1	$5,480	$1,870
Prepaid and other current assets		431	340
Current assets held for sale	8	9,306	151
Total Current Assets		15,217	2,361

Property, plant and equipment, at cost:
Property, plant and equipment		9,785	9,780
Less accumulated depreciation and depletion		(789)	(785)
Net property, plant and equipment	6	8,996	8,995
Operating lease right-of-use assets	14	383	470
Restricted cash	1,5	807	797
Assets held for sale, non-current	8	—	14,356
Total Assets		$25,403	$26,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable		$1,205	$827
Accrued liabilities		787	994
Operating lease liability - current	14	149	147
Current liabilities held for sale	8	7,758	1,701
Total Current Liabilities		9,899	3,669

Operating lease liability, net of current	14	245	332
Liabilities held for sale, non current	8	—	5,914
Total Liabilities		10,144	9,915

Commitments and Contingencies	13

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 10,434,012 and 3,339,541 respectively
Outstanding shares - 10,433,851 and 3,339,380 respectively	11	10	3
Paid-in capital	10,11	333,451	319,758
Accumulated deficit		(317,944)	(302,439)
Less: Treasury stock (161 and 161 shares, respectively), at cost		(258)	(258)
Total Stockholders’ Equity		15,259	17,064

Total Liabilities and Stockholders’ Equity		$25,403	$26,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
	Notes	2020	2019	2020	2019

Operating Expenses:
Mineral property expenses	7	$(12)	$(12)	$(18)	$(77)
Product development expenses		(1,641)	(19)	(1,942)	(51)
General and administrative expenses		(1,536)	(1,003)	(4,106)	(3,583)
Arbitration costs		(171)	(146)	(868)	(631)
Depreciation and amortization		19	(3)	(5)	(5)
Total operating expenses		(3,341)	(1,183)	(6,939)	(4,347)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities	3,5	—	—	—	(720)
Interest income	3	—	13	—	347
Gain on sale of fixed assets		1	—	22	—
Other income (expense)		(22)	—	(15)	(11)
Total other income (expense)		(21)	13	7	(384)

Net Loss from Continuing Operations		(3,362)	(1,170)	(6,932)	(4,731)

Net Loss from Discontinued Operations	8	(6,389)	(664)	(8,573)	(3,052)

Net Loss		$(9,751)	$(1,834)	$(15,505)	$(7,783)

Other Comprehensive Income
Transfer to realized loss upon sale of available-for-sale securities		—	—	—	90
Comprehensive Loss		$(9,751)	$(1,834)	$(15,505)	$(7,693)

BASIC AND DILUTED LOSS PER SHARE		$(1.23)	$(0.95)	$(2.63)	$(4.66)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		7,904,522	1,931,419	5,905,850	1,649,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION

(expressed in thousands of dollars)

(unaudited)

		For the Nine Months Ended September 30,
	Notes	2020	2019
Operating Activities:
Net loss		$(15,505)	$(7,783)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense		2	8
Accretion of asset retirement obligations	9	170	353
Costs incurred for restoration and reclamation activities	9	(501)	(334)
Amortization of note receivable discount	3	—	(299)
Depreciation and amortization		41	71
Stock compensation expense	11	170	255
Impairment of uranium properties		5,200	—
Gain on disposal of uranium properties	3,4	—	(729)
Loss on sale of marketable securities	3	—	720
Effect of changes in operating working capital items:
(Increase)/Decrease in prepaids and other assets		(29)	105
Increase in payables and accrued liabilities		318	441
Net Cash Used In Operating Activities		(10,134)	(7,192)

Cash Flows From Investing Activities
Proceeds from disposal of uranium assets, net	4	—	2,470
Proceeds from the sale of securities, net	3	—	536
Proceeds from note receivable	3	—	750
Capital expenditures		(107)	—
Net Cash (Used In)/Provided By Investing Activities		(107)	3,756

Cash Flows From Financing Activities:
Proceeds from note payable	16	331	—
Issuance of common stock, net	11	13,530	2,628
Payment of minimum withholding taxes on net share settlements of equity awards		—	(1)
Net Cash Provided By Financing Activities		13,861	2,627

Net increase/(decrease) in cash, cash equivalents and restricted cash		3,620	(809)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		5,667	5,309
Cash, Cash Equivalents and Restricted Cash, End of Period		$9,287	$4,500
Cash Paid During the Period for:
Interest		$5	$4
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Securities received for payment of notes receivable – Laramide		—	750
Total Non-Cash Investing and Financing Activities for the Period		$—	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury
Nine months ended September 30, 2020	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balances, January 1, 2020	3,339,541	$3	$319,758	$—	$(302,439)	$(258)	$17,064
Net loss	—	—	—	—	(15,505)	—	(15,505)
Common stock issued, net of issuance costs	7,093,960	7	13,523	—	—	—	13,530
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	511	—	170	—	—	—	170
Balances, September 30, 2020	10,434,012	$10	$333,451	$—	$(317,944)	$(258)	$15,259

Three months ended September 30, 2020
Balances, June 30, 2020	6,664,976	$7	$326,073	$—	$(308,193)	$(258)	$17,629
Net loss	—	—	—	—	(9,751)	—	(9,751)
Common stock issued, net of issuance costs	3,769,036	3	7,236	—	—	—	7,239
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	—	—	142	—	—	—	142
Balances, September 30, 2020	10,434,012	$10	$333,451	$—	$(317,944)	$(258)	$15,259

				Accumulated
				Other
	Common Stock			Comprehensive	Accumulated
Nine months ended September 30, 2019	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Treasury Stock	Total
Balances, January 1, 2019	1,436,555	$1	$313,012	$(90)	$(291,874)	$(258)	$20,791
Net loss	—	—	—	—	(7,783)	—	(7,783)
Common stock issued, net of issuance costs	688,208	1	2,628	—	—	—	2,629
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	393	—	254	—	—	—	254
Minimum withholding taxes on net share settlements of equity awards	—	—	(1)	—	—	—	(1)
Transfer to realized loss upon sale of available for sale securities	—	—	—	90	—	—	90
Balances, September 30, 2019	2,125,156	$2	$315,893	$—	$(299,657)	$(258)	$15,980

Three months ended September 30, 2019
Balances, June 30, 2019	1,658,371	$2	$314,179	$—	$(297,823)	$(258)	$16,100
Net loss	—	—	—	—	(1,834)	—	(1,834)
Common stock issued, net of issuance costs	466,785	—	1,475	—	—	—	1,475
Stock compensation expense and related share issuances, net of shares withheld for the payment of taxes	—	—	239	—	—	—	239
Balances, September 30, 2019	2,125,156	$2	$315,893	$—	$(299,657)	$(258)	$15,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s 2019 Annual Report on Form 10-K. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2020.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The adoption of this update, if applicable, will result in earlier recognition of losses and impairments. ASU 2016-13 will be effective for interim and annual periods beginning after December 15, 2022.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to ASC 326, Financial Instruments – Credit Losses.” ASU 2016-13 introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018-19 is the final version of Proposed Accounting Standards Update 2018-270, which has been deleted. Additionally, the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. ASU 2018-19 will be effective for interim and annual periods beginning after December 15, 2022.

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

	As of September 30,
(thousands of dollars)	2020	2019
Cash and cash equivalents	$5,480	$716
Restricted cash included in assets held for sale (Note 8)	3,000	3,000
Restricted cash not included in assets held for sale	807	784
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,287	$4,500

The Company’s restricted cash consists of funds held in money market accounts and used as collateral for performance obligation bonds. The funds are not available for the payment of general corporate expenses and are excluded from cash and cash equivalents. The performance obligation bonds are required for future restoration and reclamation obligations for the Company’s South Texas uranium properties.

2. LIQUIDITY

The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. The Company expects to rely on debt and equity financing to fund its operations into the near future. The Company will also continue its cost reduction initiatives to identify ways to reduce its cash expenditures.

In 2016, the Company began to incorporate energy-related materials into its business plan. Between 2016 and 2020 the Company obtained mineral leases in Nevada and Utah and evaluated a green-fields exploration program for lithium.  In 2018, the Company acquired Alabama Graphite Corp. and its Coosa Graphite Project for the purpose of developing the only commercial sized graphite mineral deposit in the contiguous United States and production of advanced graphite products for use in batteries. In the third quarter of 2020, as further discussed below and as further discussed in Note 8, the Company made the strategic decision to focus most of its resources on its graphite business, agreeing to the sale of its uranium business and discontinuing its investment in its lithium mineral properties.

As of September 30, 2020, execution of the business plan for development of the Coosa Graphite Project was underway, with the commissioning of pilot plants for processing flake graphite into battery grade graphite products. The start-up of operations for those plants is expected to commence before the end of 2020 or shortly thereafter.  The Company expects the pilot plant phase to last into mid-2021. The Company will use the data generated from the pilot plant operations to inform the requirements and specifications for building a commercial sized graphite processing facility. Pursuant to the Company’s Preliminary Economic Assessment of the Coosa Graphite Project as modified, financing required for the estimated capital expenditures to construct the commercial plant is approximately $120 million. Subject to financing, the Company expects the construction phase for the commercial plant to begin in the second half of 2021 and be completed in mid-2022. The Company expects to begin generating revenues from sales of advanced graphite products from the Coosa Graphite Project in 2023.

While executing on its graphite business plan, the Company has continued to fulfill its obligation to restore and reclaim its legacy uranium properties in South Texas.  These activities have resulted in expenditures of approximately $3.5 million per year, and these reclamation activities are expected to continue for an additional 4-5 years before completion. The Company has provided $9.3 million in performance obligation bonds to the Texas Commission for Environment Quality as financial assurance related to its permits and licenses in South Texas, and has a recorded liability of

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

approximately $6.0 million for asset retirement obligations on its balance sheet (see Note 9). In addition to its South Texas uranium operations, the Company has spent about $0.5 million to $1.0 million annually to maintain its uranium mineral property holdings in New Mexico.

In furtherance of the Company’s strategic shift to graphite battery materials, on September 1, 2020 the Company entered into a Letter of Intent (“LOI”) to sell its U.S. uranium business, including its U.S. uranium exploration assets in New Mexico and idled production assets in Texas to enCore Energy Corp. (“enCore”) (see Note 8). The pending sale includes the elimination of the $9.3 million bonding liability, the elimination of the $6.0 million in asset retirement obligations, and the elimination of more than $4.0 million in annual expenditures related to reclamation and compliance costs at the Company’s Kingsville, Vasquez, and Rosita sites in South Texas and its New Mexico land holding costs. The Company anticipates that it will receive approximately US$2.0 million of enCore common stock and retain royalty interests on the New Mexico uranium properties as consideration for the sale. This transaction is expected to close on or before December 31, 2020. The Company will retain its uranium interests in Turkey, which are subject to ongoing international arbitration proceeding. The Company’s strategic shift to focus solely on its graphite business also resulted in its decision not to renew its lithium mineral leases in Nevada and Utah when the annual rentals of approximately $0.2 million came due in late August 2020.

At September 30, 2020 the Company’s cash balances were $5.5 million. During the month of October 2020, the Company sold 8.5 million shares of common stock for net proceeds of $50.2 million pursuant to its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) and its Purchase Agreement with Lincoln Park Capital LLC (“Lincoln Park”) (see Note 17). The funding provided by these financing facilities has resulted in a cash balance of approximately $53.3 million at October 31, 2020. Management believes the significant treasury balance has mitigated the Company’s capital risk through 2021 as the Company’s 2021 non-discretionary budget, budgeted graphite pilot plant program and the remaining budgeted product development initiatives are now fully funded. The Company is pursuing project financing to support primary funding of the capital expenditures for construction of the commercial plant set to occur in the second half of 2021.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. In addition to pursuing other project financing, the Company is evaluating the renewal of the Cantor and Lincoln Park financing facilities for use in funding any required contributions by the Company to support project financing for construction of the commercial graphite facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic could significantly impact the Company’s ability to raise funds through equity financing. In the event funds are not available for project financing to complete construction of the commercial facility in 2022, the Company will be able to fund its non-discretionary expenditures, however, the Company may be required to change our planned business strategies.

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The sale of these uranium assets was accounted for as an asset disposal. The Company recorded a net gain of $0.7 million on disposal of uranium assets on its Consolidated Statements of Operations for the nine months ended September 30, 2019. At September 30, 2020, the gain has been reclassified to discontinued operations, which are reported as a separate component of Net Income/Loss for the prior periods on the Statement of Operations (see Note 8).

URC Transaction
(thousands of dollars)
Total cash consideration received, net of transaction costs	$2,470
Carrying value of promissory note	(1,741)
Carrying value of royalty interests	—
Gain on disposal of uranium assets	$729

A discussion on the Company’s current efforts to sell its remaining U.S. uranium business, including its uranium exploration assets in New Mexico and idled production assets in Texas to enCore Energy (see Note 8).

5. FINANCIAL INSTRUMENTS

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company believes that the fair value of its assets and liabilities approximates their reported carrying amounts. The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy.

	September 30, 2020
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Restricted cash included in assets held for sale	3,000	—	—	3,000
Total current assets recorded at fair value	$3,000	$—	$—	$3,000
Non-current Assets
Restricted cash not included in assets held for sale	$807	$—	$—	$807
Total non-current assets recorded at fair value	$807	$—	$—	$807

	December 31, 2019
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Non-current Assets
Restricted cash included in assets held for sale	$3,000	$—	$—	$3,000
Restricted cash not included in assets held for sale	797	—	—	797
Total non-current assets recorded at fair value	$3,797	$—	$—	$3,797

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash.

6. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at September 30, 2020
(thousands of dollars)	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$1,855	$0	$-	$-	$1,855
Mineral rights and properties	-	8,972	3,900	-	12,872
Other property, plant and equipment	452	-	-	24	476
Total Property, Plant and Equipment	$2,307	$8,972	$3,900	$24	$15,203
Property, Plant and Equipment included in assets held for sale	2,307	-	3,900	-	6,207
Property, Plant and Equipment from Continuing Operations	$-	$8,972	$-	$24	$8,996

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Net Book Value of Property, Plant and Equipment at December 31, 2019
(thousands of dollars)	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$3,112	$-	$-	$-	$3,112
Mineral rights and properties	-	8,972	7,806	-	16,778
Other property, plant and equipment	424	-	-	23	447
Total Property, Plant and Equipment	$3,536	$8,972	$7,806	$23	$20,337
Property, Plant and Equipment included in assets held for sale	3,536	-	7,806	-	11,342
Property, Plant and Equipment from Continuing Operations	$-	$8,972	$-	$23	$8,995

Included in the Property, Plant and Equipment tables above are the long-lived assets related to the Company’s uranium business, which are reported in discontinued operations (see Note 8).

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. As discussed in Note 8, the Company has entered into a binding LOI to sell its uranium business. The proposed terms of the transaction are an indicator of impairment of the Company’s long-lived uranium property, plant and equipment. For purposes of determining the amount of impairment, the Company has estimated that a loss in the amount of $5.2 million will be recorded upon closing of the proposed transaction using the September 30, 2020 carrying values of the uranium assets and liabilities included in the transaction plus estimated costs to close the transaction.

As discussed in Note 8, at September 30, 2020, property, plant and equipment related to the Company’s U.S. uranium business in Texas and New Mexico, net of the $5.2 million impairment charge, have been reclassified to Held for Sale on the Condensed Consolidated Balance Sheet.  Balances for prior year periods have also been reclassified.  The $5.2 million impairment charge is included in discontinued operations on the Condensed Consolidated Statement of Operations for the period ended September 30, 2020.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. MINERAL PROPERTY EXPENDITURES

Mineral property expenditures by geographical location for the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

	(thousands of dollars)
Kingsville Dome project, Texas	$291	$203	$735	$592
Rosita project, Texas	158	237	371	455
Vasquez project, Texas	95	85	456	397
Other projects, Texas	17	5	20	(4)
Total Texas projects	561	530	1,582	1,440

Cebolleta project, New Mexico	150	—	291	440
Juan Tafoya project, New Mexico	41	40	50	49
West Largo	—	13	—	13
Total New Mexico projects	191	53	341	502

Columbus Basin project, Nevada	—	126	—	127
Other projects, Nevada	—	—	—	—
Total Nevada projects	—	126	—	127

Sal Rica project, Utah	—	111	1	112
Total Utah projects	—	111	1	112

Coosa project, Alabama	12	12	18	77
Bama project, Alabama	—	—	—	—
Total Alabama projects	12	12	18	77

Total expense for the period	$764	$832	$1,942	$2,258
(Less) Mineral Property expenses attributable to Discontinued Operations	(752)	(820)	(1,924)	(2,181)
Mineral Property expenses for Continued Operations	$12	$12	$18	$77

Included in the table above are mineral property expenses related to the Company’s discontinued U.S. uranium and lithium operations (see Note 8). For the nine months ended September 30, 2020 and 2019, $1.9 million was spent on mineral property expenses for the Company’s uranium properties in Texas and New Mexico. Expenditures included land-holding and maintenance, reclamation activities and standby costs. The Company also spent $0.2 million during the third quarter of 2019 for claim maintenance, permits and fees on its lithium holdings in Utah and Nevada acquired in 2016. These costs are included in the net loss from discontinued operations on the Condensed Consolidated Statements of Operations.

8. DISCONTINUED OPERATIONS

In the third quarter of 2020, the Company made the strategic decision to focus most of its resources on its graphite business, agreeing to the sale of its uranium business as further discussed below, and discontinuing its investment in its lithium business.  The Company’s lithium business included mineral leases and water rights in Nevada and Utah.  The Company elected not to renew the annual lease rentals on the mineral properties, which also voids the water rights.

On September 1, 2020, the Company signed a binding LOI to sell its U.S. uranium assets located in New Mexico and Texas to enCore Energy Corp., a corporation incorporated under the laws of British Columbia, Canada. The proposed transaction with enCore will be structured as a direct share purchase in which enCore acquires all issued and outstanding

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

equity securities of Westwater’s wholly-owned uranium subsidiaries, URI Inc., Neutron Energy Inc., and Uranco, Inc., as well as related subsidiaries, HRI-Churchrock, Inc., Hydro Restoration Corp., Belt Line Resources, Inc., and Uranium Resources, Inc. (f/k/a URI Minerals, Inc.). Westwater expects to receive enCore shares valued at approximately $2.0 million and retain royalties from future production from the New Mexico uranium properties. As part of the proposed transaction, enCore will receive $3.0 million of  cash collateral currently pledged against reclamation performance obligation bonds totaling approximately $9.3 million upon the successful replacement of those performance obligation bonds.  EnCore will also assume other liabilities related to the uranium properties including asset retirement obligations and outstanding royalties payable.

The sale is expected to close on or before December 31, 2020. The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Management has concluded that the sale of its U.S. uranium assets to enCore meets these criteria. As a result, the assets and liabilities in the disposal group are classified as held for sale for all periods presented on the Condensed Consolidated Balance Sheet as of September 30, 2020. This divestiture will allow the Company to devote most of its available resources to the development of high-performance battery graphite. This transaction represents a major strategic shift for Westwater and is expected to significantly affect current and future operations and financial results. Due to this shift, the Company’s uranium segment has been classified as a discontinued operation and is reported separately from continuing operations on the Condensed Consolidated Statement of Operations for all periods presented.

The carrying amounts of the major classes of assets and liabilities related to the Company’s discontinued uranium and lithium operations and classified as held for sale as of September 30, 2020 and December 31, 2019 were as follows:

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	September 30,	December 31,
	2020	2019
(thousands of dollars)
Restricted Cash	$3,000	$—
Prepaid and other current assets	89	151
Net property, plant and equipment	6,207	—
Operating lease right-of-use assets	10	—
Current Assets Held for Sale	9,306	151

Net property, plant and equipment	—	11,342
Operating lease right-of-use assets	—	14
Restricted cash	—	3,000
Assets Held for Sale, non-current	—	14,356

Total Assets Held for Sale	$9,306	$14,507

Accounts payable	$140	$25
Accrued liabilities	808	776
Asset retirement obligations - current	5,969	894
Operating lease liability - current	10	6
Notes payable - current	331	—
Other current liabilities	500	—
Current Liabilities Held for Sale	7,758	1,701

Asset retirement obligations, net of current	—	5,406
Operating lease liability, net of current	—	8
Other long-term liabilities	—	500
Liabilities Held for Sale, non-current	—	5,914

Total Liabilities Held for Sale	$7,758	$7,615

The results of the Company’s uranium and lithium business segments included in discontinued operations for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(thousands of dollars)	2020	2019	2020	2019
Mineral property expenses	$(752)	$(820)	$(1,924)	$(2,181)
General and administrative expenses	(405)	(356)	(1,273)	(1,181)
Accretion of asset retirement obligations	(32)	(197)	(170)	(353)
Depreciation and amortization	(30)	(20)	(36)	(66)
Impairment of uranium properties	(5,200)	—	(5,200)	—
Gain on disposal of uranium assets	—	729	—	729
Other income (expense)	30	—	30	—
Net Loss from Discontinued Operations	$(6,389)	$(664)	$(8,573)	$(3,052)

Our cash flow information for 2020 and 2019 included the following activities related to discontinued operations:

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(thousands of dollars)
Depreciation and amortization	$30	$20	$36	$66
Capital Expenditures	-	-	(101)	-
Accretion of asset retirement obligations	32	197	170	353
Impairment of uranium properties	5,200	-	5,200	-

9. ASSET RETIREMENT OBLIGATIONS (“ARO”)

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	September 30,	December 31,
(thousands of dollars)	2020	2019
Balance, beginning of period	$6,300	$6,203
Liabilities settled	(501)	(293)
Accretion expense	170	390
Balance, end of period	5,969	6,300
Less: ARO included in current liabilities held for sale	(5,969)	(894)
ARO included in liabilities held for sale, non-current	$—	$5,406

Asset retirement obligations primarily consist of estimated reclamation costs for the Company’s ISR projects in South Texas. These obligations are fully secured by performance obligation bonds totaling approximately $9.3 million and partially collateralized by $3.8 million in restricted cash. In early September 2020, Westwater entered into an agreement with enCore Energy Corp to sell its U.S. uranium assets, including those properties in Texas that are subject to the restoration obligations above (see Note 8). These assets and related liabilities were classified as held for sale during the current period and are reported on the Company’s Condensed Consolidated Balance Sheet. The sale is expected to close by year-end 2020, at which time all bonding obligations and nearly $6.0 million in reclamation liabilities will be transferred to enCore. Until the transaction closes, the Company will continue to perform plugging and surface reclamation activities at its Rosita and Vasquez projects located in Duval County, Texas.

10. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

2020 Purchase Agreement with Lincoln Park

On May 21, 2020, the Company entered into a Purchase Agreement with Lincoln Park, as amended on May 29, 2020 (the “2020 Purchase Agreement”), to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months. At the Annual Shareholders Meeting conducted on April 28, 2020, the Company received shareholder approval to sell up to 8.0 million shares of common stock under the 2020 Purchase Agreement. As an initial purchase on May 21, 2020, Lincoln Park bought $250,000 worth of Common Stock of the Company at a price of $1.2989 per share. The Company issued 156,250 shares of Common Stock to Lincoln Park as consideration for its commitment to purchase shares of Common Stock under the 2020 Purchase Agreement.

On May 21, 2020, the Company entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on June 26, 2020 relating to the resale of an initial tranche of 1.97 million shares subject to the 2020 Purchase Agreement. As of September 30, 2020, the Company had sold 1.8 shares of common stock for gross proceeds of

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$3.8 million, of which 1.6 million shares of common stock and gross proceeds of $3.5 million was sold in the three months ended September 30, 2020. The Company filed a second registration statement on Form S-1 relating to the resale of 3.2 million shares which was declared effective on October 2, 2020, and sold 1.1 million shares for gross proceeds of $8.2 million in October 2020. With the October 2020 sales, the $12.0 million sales capacity of the 2020 Purchase Agreement has been reached.

2019 Purchase Agreement (“2019 Purchase Agreement”) with Lincoln Park

On June 6, 2019, the Company entered into the 2019 Purchase Agreement with Lincoln Park to place up to $10.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months. On August 6, 2019 the Company conducted a Special Meeting of Shareholders whereby the Company received such approval to sell up to 3.2 million shares of common stock under the 2019 Purchase Agreement. Following effectiveness of a registration statement on Form S-1 relating to the resale of the shares subject to the 2019 Purchase Agreement on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the 2019 Purchase Agreement. On September 11, 2019, October 28, 2019 and February 28, 2020 the Company filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019, November 7, 2019 and March 6, 2020, respectively, registering for resale additional shares under the 2019 Purchase Agreement. During the quarter ended June 30, 2020 the Company sold 623,236 shares of common stock for gross proceeds of $593,356. The 2019 Purchase Agreement was terminated in May 2020 with historical sales of 3.2 million shares of common stock for gross proceeds of $7.7 million.

Securities Purchase Agreement with Lincoln Park

On May 24, 2019, Westwater entered into a Securities Purchase Agreement, as amended by Amendment No. 1 thereto dated as of May 30, 2019, with Lincoln Park, pursuant to which the Company agreed to issue and sell to Lincoln Park, and Lincoln Park agreed to purchase from the Company (i) 104,294 shares of the Company's common stock and (ii) warrants to initially purchase an aggregate of up to 182,515 shares of common stock, at an exercise price of $5.062 per share. On May 30, 2019, the Company issued and sold the common shares and the warrants to Lincoln Park and received aggregate gross proceeds before expenses of $550,751. The warrants became exercisable on November 30, 2019 and were exercised on October 6, 2020.

ATM Offering Agreement with Cantor

On April 14, 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “ATM Offering Agreement”) with Cantor acting as sales agent. Under the ATM Offering Agreement, the Company may from time to time sell shares of its common stock in “at-the-market” offerings. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering Agreement. As of September 30, 2020, the Company had sold 4.1 million shares of common stock for net proceeds of $13.9 million under the ATM Offering Agreement, of which 2.1 million shares of common stock for net proceeds of $3.7 million were sold in the three months ended September 30, 2020. During the month of October 2020, the Company registered and sold 7.3 million shares of common stock for net proceeds of $42.0 million under the ATM Offering Agreement.  As of November 12, 2020, the Company has no shares of common stock registered for sale under the ATM Offering Agreement.

Warrants

The following table summarizes warrants outstanding and changes for the three-month periods ending September 30, 2020 and 2019:

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	September 30, 2020	September 30, 2019

	Number of	Number of
	Warrants	Warrants
Warrants outstanding at beginning of period	186,182	197,621
Issued	—	—
Expired	—	—
Warrants outstanding at end of period	186,182	197,621

On October 6, 2020, Lincoln Park provided notice of its exercise of 182,515 warrants. Lincoln Park elected the cashless exercise method to convert the warrants to shares of common stock. Based on the cashless exercise formula, the Company issued Lincoln Park 118,799 shares of common stock.

11. STOCK-BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”) and the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, April 18, 2019 and April 28, 2020, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000 shares, 66,000 and 350,000 shares, respectively and in 2017 re-approved the material terms of the performance goals under the plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is currently 416,278 shares of common stock, plus unissued shares under the prior plans. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of September 30, 2020, 58,586 shares were available for future issuances under the 2013 Plan. For the nine months ending September 30, 2020 and 2019, the Company recorded stock-based compensation expense of $169,700 and $255,000, respectively. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 50,168 replacement options and warrants to the option and warrant holders of Alabama Graphite. The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.0016. The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.0016 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of September 30, 2020, there were 2,840 replacement options outstanding but all replacement warrants have expired.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

The following tables summarize stock options outstanding and changes for the three and nine-month periods ending September 30, 2020 and 2019:

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	161,897	$9.25	18,546	$64.49
Granted	—	—	20,942	19.25
Expired	—	—	(1,040)	78.00
Canceled or forfeited	—	—	(550)	19.25
Stock options outstanding at end of period	161,897	$9.25	37,898	$39.78
Stock options exercisable at end of period	36,093	$34.41	37,898	$39.78

	Nine months ended		Nine months ended
	September 30, 2020		September 30, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	37,786	$37.42	19,170	$80.00
Granted	125,804	1.59	20,942	19.25
Expired	(1,693)	101.64	(1,664)	78.00
Canceled or forfeited	—	—	(550)	19.25
Stock options outstanding at end of period	161,897	$9.25	37,898	$39.78
Stock options exercisable at end of period	36,093	$34.41	37,898	$39.78

The following table summarizes stock options outstanding and exercisable by stock option plan at September 30, 2020:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	92	$1,638.00	92	$1,638.00
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	158,962	6.92	33,158	25.47
Replacement Options-Alabama Graphite	2,840	75.94	2,840	75.94
	161,897	$9.25	36,093	$34.41

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

The following tables summarizes RSU activity for the three and nine-month periods ended September 30, 2020 and 2019:

	Three months ended		Three months ended
	September 30,		September 30,
	2020		2019
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	211,497	$2.03	1,695	$70.00
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	—	—	—	—
Unvested RSUs at end of period	211,497	$2.03	1,695	$70.00

	Nine months ended		Nine months ended
	September 30,		September 30,
	2020		2019
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	—	$—	2,260	$70.00
Granted	211,497	2.03	—	—
Forfeited	—	—	(565)	70.00
Vested	—	—	—	—
Unvested RSUs at end of period	211,497	$2.03	1,695	$70.00

12. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, potentially dilutive shares of 559,576 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the nine months ended September 30, 2020.

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time. We do not expect that such settlements will, individually or in the aggregate, have a material effect on our financial position, results of operations or cash flows.

14. LEASES

The Company’s lease portfolio consists of operating leases for corporate offices, storage space and equipment. The leases have remaining lease terms of 3 months to 3 years, one of which includes an option to extend the corporate office lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

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

The components of lease expense are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
(thousands of dollars)	2020	2019
Operating Lease Cost
Continuing Operations	$112	$112
Discontinued Operations	4	4
	$116	$116

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Nine months		Nine months
	ended		ended
	September 30, 2020		September 30, 2019
(thousands of dollars)	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Cash paid for amounts included in lease liabilities:

Cash flows from operating leases	$115	$4	$113	$4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$383	$10	$498	$15

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	September 30,		December 31,
	2020		2019
(thousands of dollars, except lease term and discount rate)	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Operating Leases
Operating lease right-of-use assets	$383	$10	$470	$14

Current portion of lease liabilities	149	10	147	6
Operating lease liabilities – long term portion	245	—	332	8
Total operating lease liabilities	$394	$10	$479	$14

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	September 30,	September 30,
	2020	2019
Weighted Average Remaining Lease Term (in years)	3.0	4.0

Discount Rate	9.5%	9.5%

Maturities of lease liabilities for the Company’s operating leases are as follows:

	September 30,
	2020
Lease payments by year (In thousands)	Continuing Operations	Discontinued Operations
2020 (remainder of year )	$38	$2
2021	155	6
2022	158	4
2023	92	—
Total lease payments	443	12
Less imputed interest	(49)	(2)
Total Operating Lease Liability	$394	$10

As of September 30, 2020, the Company has $0.4 million in right-of-use assets and $0.4 million in related lease liabilities ($0.1 million of which is current). The most significant operating lease is for its corporate office in Centennial, Colorado, with $0.4 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.4 million.

All but one operating lease are part of the company’s Continuing Operations. In May 2017 the Company’s wholly-owned subsidiary, URI, Inc. entered into an irrevocable 63 month equipment and servicing lease for a Toshiba copier used in its office in Kingsville, Texas. This lease is included in the disposal group that will be transferred to enCore in the sale of the Company’s U.S. uranium properties expected to close by year-end 2020. At September 30, 2020, there was 22 months left on the lease with a right-of-use asset balance of approximately $10,000 and a related lease liability for the same amount. These balances are included in assets held for sale and liabilities related to assets held for sale on the balance sheet. Monthly lease payments are included in the Income/Loss from Discontinued Operations.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15. GEOGRAPHIC AND SEGMENT INFORMATION

In addition to its corporate operations, the Company currently operates a graphite battery-materials reportable segment. During the quarter ended September 30, 2020, the Company made the strategic decision to sell its uranium business and discontinue its lithium business, both of which conducted exploration, standby operations and restoration and reclamation activities (see Note 8). As a result of entering into the LOI to sell the uranium business and the Company’s decision to discontinue investment into its lithium business, the Company has reclassed all uranium and lithium business activities as discontinued operations.

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

The tables below provide a breakdown of the long-term assets by reportable segments as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(thousands of dollars)	Corporate	Graphite	Total

Net property, plant and equipment	$24	$8,972	$8,996
Restricted cash	797	10	807
Operating lease right of use assets	383	—	383
Total long-term assets	$1,204	$8,982	$10,186

	December 31, 2019
(thousands of dollars)	Corporate	Graphite	Total

Net property, plant and equipment	$23	$8,972	$8,995
Restricted cash	787	10	797
Operating lease right of use assets	470	—	470
Total long-term assets	$1,280	$8,982	$10,262

The tables below provide a breakdown of the reportable segments for the three months ended September 30, 2020 and September 30, 2019. Non-mining activities and other administrative operations are reported in the Corporate column.

	Three months Ended
	September 30, 2020
(thousands of dollars)	Corporate	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$12	$12
Product development expenses	—	1,641	1,641
General and administrative expenses	1,347	189	1,536
Arbitration expenses	171	—	171
Depreciation and amortization	(19)	—	(19)
	1,499	1,842	3,341
Loss from operations	(1,499)	(1,842)	(3,341)
Other income/(expense)	(21)	—	(21)
Loss before taxes	$(1,520)	$(1,842)	$(3,362)

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three months Ended
	September 30, 2019
(thousands of dollars)	Corporate	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$12	$12
Product development expenses	—	19	19
General and administrative	936	67	1,003
Arbitration expenses	146	—	146
Depreciation and amortization	3	—	3
	1,085	98	1,183
Loss from operations	(1,085)	(98)	(1,183)
Other income	13	—	13
Loss before taxes	$(1,072)	$(98)	$(1,170)

The tables below provide a breakdown of the reportable segments for the nine months ended September 30, 2020 and September 30, 2019. Non-mining activities and other administrative operations are reported in the Corporate column.

	Nine months Ended
	September 30, 2020
(thousands of dollars)	Corporate	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$18	$18
Product development expenses	—	1,942	1,942
General and administrative	3,630	476	4,106
Arbitration expenses	868	—	868
Accretion of asset retirement costs	—	—	—
Depreciation and amortization	5	—	5
	4,503	2,436	6,939
Loss from continuing operations	(4,503)	(2,436)	(6,939)
Other income	(7)	—	(7)
Loss before taxes	$(4,496)	$(2,436)	$(6,932)

	Nine months Ended
	September 30, 2019
(thousands of dollars)	Corporate	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$77	$77
Product development expenses	—	51	51
General and administrative	3,300	283	3,583
Arbitration expenses	631	—	631
Accretion of asset retirement costs	—	—	—
Depreciation and amortization	5	—	5
	3,936	411	4,347
Loss from continuing operations	(3,936)	(411)	(4,347)
Other (expense)	(384)	—	(384)
Loss before taxes	$(4,320)	$(411)	$(4,731)

16. NOTES PAYABLE

Loan under the Paycheck Protection Program (PPP)

On May 4, 2020, URI, Inc, a wholly owned subsidiary of Westwater, received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program (“PPP”) in accordance with the terms of a promissory note executed in favor of Celtic Bank Corporation, a Salt Lake City based Small Business Administration (“SBA”) Preferred Lender. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for forgivable loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll costs, rent and utilities. No more than 40% of the amount forgiven can be attributable to non-payroll costs. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%. The deadline to apply for loan forgiveness is the maturity date of the loan, which is April 30, 2022. As part of the Flexibility Act, the deferral period for loan payments increased from 6 months to 10 months after the end of the borrower’s loan forgiveness covered period. Our 24-week covered period began when loan proceeds were received May 4, 2020 and ended October 19, 2020. Based on the changes to the deferral period, the Company has until August 19, 2021 to apply for loan forgiveness before payments on the principal, interest and fees are due.

The Company used the proceeds for funding its payroll and benefits costs for the restart of South Texas operations, purposes consistent with the PPP. The Company’s South Texas operations were shut down and employees furloughed in March 2020 due to the severe downturn in the capital markets and uncertainty about when economic conditions would return to normal. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan and is in the process of preparing the SBA’s forgiveness application, no assurance can be provided that the Company will obtain forgiveness of the loan, in whole or in part. At September 30, 2020, the loan proceeds are included in Current Liabilities Held for Sale on the Condensed Consolidated Balance Sheets. See also Note 8.

17. SUBSEQUENT EVENT – CAPITAL RAISE

During the month of October 2020, the Company sold 7.3 million shares of common stock for net proceeds of $42.0 million pursuant to the ATM Offering Agreement with Cantor Fitzgerald & Co.  These shares were sold pursuant to a prospectus supplement filed on October 8, 2020 pursuant to Rule 424(b)(5) as a takedown off the Company’s shelf registration statement which had been declared effective by the Securities and Exchange Commission on April 13, 2020.

Also during the month of October 2020, the Company sold 1.1 million shares of common stock for net proceeds of $8.2 million pursuant to the 2020 Purchase Agreement with Lincoln Park. These shares were sold pursuant to a Form S-1 registration statement filed pursuant to Rule 424(b)(3) and declared effective by the Securities and Exchange Commission on October 2, 2020.

The receipt of combined net proceeds in the amount of $50.2 million from these financing facilities has resulted in a cash balance of approximately $53.3 million at October 31, 2020.  The significant treasury balance has mitigated the Company’s capital risk through 2021 as the Company’s budgeted pilot plant program for processing battery-grade graphite and the remaining budgeted product development costs are now fully funded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three and nine months ended September 30, 2020 has been prepared based on information available to us as of November 12, 2020. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2019 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

INTRODUCTION

Westwater Resources, Inc. is a 40-year-old public company trading on the Nasdaq Capital Market focused on battery graphite development under the symbol “WWR.” Originally incorporated in 1977 as Uranium Resources, Inc. to mine uranium in Texas, our company has been reborn as an energy materials developer. Westwater now is focused on battery-ready graphite materials after its acquisition of Alabama Graphite Corp. (“Alabama Graphite”) and its Coosa Graphite Project (“Coosa Project”) in Alabama in April 2018. Westwater recently discovered significant vanadium concentrations at the Coosa Project and has developed an exploration plan to further investigate the size and extent of those concentrations.

RECENT DEVELOPMENTS

Sale of Uranium Business

On September 1, 2020, Westwater signed a binding letter of intent (“LOI”) to sell its U.S. uranium assets located in New Mexico and Texas to enCore Energy Corp. (“enCore”), a corporation incorporated under the laws of British Columbia, Canada, and a Toronto Venture Exchange-listed company (TSX.V:EU).  Total compensation accruing to Westwater as part of the deal is expected to be in excess of $2.0 million in enCore shares and royalties from future production from Westwater’s New Mexico uranium properties. All remaining reclamation liabilities and bonding obligations for the Company’s Texas uranium properties will be transferred to enCore at the time of sale, with the transaction expected to close on or before December 31, 2020.  The transaction is subject to further due diligence, the execution of a definitive agreement, and other customary conditions., and there can be no assurance that the transaction will be completed.  The transaction does not include Westwater’s uranium interests in Turkey, which are subject to an ongoing international arbitration proceeding.

As a result of the estimated value of consideration received and carrying values of asset/liabilities transferred, the Company has recorded a $5.2 million impairment charge.  However, and importantly, the Company will continue its participation in the uranium sector as a significant shareholder of enCore and a royalty holder on the New Mexico uranium properties, while transferring responsibility for remaining reclamation to enCore.  At the same time, the Company expects to save over $4.0 million per year for the next several years in land payments, reclamation expenses and operating costs associated with the uranium properties, funds that can be invested in developing our graphite business. The successful closing of this transaction will complete the Company’s strategic shift to battery graphite materials, and will allow the Company to devote its full focus and attention on advancing its battery-grade graphite product business.

Graphite Business Developments

Westwater’s graphite business plan continues without pause.  Westwater remains focused on the battery materials markets, the end markets for those products, and the role that can be played in supplying critical materials to serve them.

In June 2020, Westwater announced that independent testing of Westwater’s ULTRA-PMGTM battery graphite material has shown outstanding resistivity values as a conductive additive. This milestone achievement is a critical step in developing Westwater’s battery graphite business. ULTRA-PMGTM is one of the key products in the Coosa Project business plan being produced at laboratory-scale using proprietary processes that Westwater intends to utilize in the pilot program later this year. Successful performance testing demonstrates that Westwater can manufacture ULTRA-PMGTM as a premium-grade, conductive enhancement material for all types of batteries at larger scale.

In July 2020, Westwater announced that independent performance testing of Westwater’s ULTRA-CSPGTM (Coated Spherical Purified Graphite "CSPG”) material produced in a laboratory setting shows that it performs as well or better than benchmark commercially available natural flake and synthetic materials. ULTRA-CSPGTM is Westwater’s anode material which is utilized in lithium ion batteries, which are used in the fast-growing electric vehicle market. Current estimates of the savings in CO2 emissions once our projected plant reaches full production range above 322,000 metric tons per year through the use of our ULTRA-CSPGTM U product in electric vehicles her in the United States.

In August 20, 2020, Westwater announced it had engaged Dorfner Anzaplan of Hirschau, Germany to execute its pilot plant that will advance the development of processes needed to purify graphite concentrates and to produce Westwater’s battery grade products: ULTRA-PMGTM, ULTRA-CSPGTM and ULTRA-DEXDGTM.  Dorfner Anzaplan is an internationally recognized and highly regarded organization that specializes in high-purity industrial and strategic metals businesses.  Dorfner Anzaplan will employ state-of-the-art analytical methods and facilities and use innovative processing technologies to provide effective solutions tailored to Westwater’s requirements. Planning and construction of an operational pilot plant is underway, and operation of the pilot plant is anticipated by the end of the year.

Westwater has developed proprietary processes for the production of battery grade graphite from non-Chinese sources that are designed to manufacture high performing products while ensuring a sustainable environmental footprint and low production costs. Test work on the products from these processes has been performed already in laboratories in Germany and the United States, and those results show that the performance of the Coosa Project’s graphite is on par with or exceeds that of currently available battery products.  The next step in Westwater’s development process is the operation of a pilot plant that is designed to process approximately 30-tonnes of graphite concentrate and to produce more than ten metric tons of ULTRA-PMGTM, ULTRA-CSPGTM and ULTRA-DEXDGTM products, now scheduled for the fourth quarter of this year and the first quarter of 2021.

Westwater has filed a provisional patent application with the U.S. Patent and Trademark Office for its proprietary graphite purification technology.  This proprietary process, which does not utilize hydrofluoric acid, is a purification methodology that has a more environmentally sustainable footprint than those processes currently used in China and elsewhere.  Our purification process is an integral component in our pilot plant program, which we announced on August 8, 2020. Westwater also announced the filing of the Provisional Patent application on September 8, 2020.

The invention claimed in the provisional patent application relates to a method of obtaining highly purified graphite – having a graphitic carbon (Cg) grade of at least 99.95% – from a natural flake graphite concentrate sample.  The method consists of three steps: (1) caustic roasting of the graphite concentrate sample; (2) acid leaching of the roasted sample; and (3) thermal treatment of the sample.    Additional steps involving water washing and drying are included in some methods.  The methods provided in the application may further include any combination of varying the weight percentage of the caustic solution, varying the temperature of and time for the caustic roasting, varying the temperature of and time for the acid leaching, and/or varying the temperature of, time for, and the atmosphere used in the thermal treatment.

Sales and Marketing Executive

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

Graphite and Vanadium Listed as Critical Materials

On September 30, 2020, the President signed an Executive Order (the “Order”) that addresses the threat to the U.S. domestic supply chain from reliance on critical minerals from foreign adversaries.  The critical minerals referred to in the Order were previously identified by the Department of Interior in May 2018, and include both natural graphite and vanadium.

The President’s declaration that the United States' heavy reliance on foreign nations for critical minerals is a national emergency, highlights the importance of the Westwater’s plans to develop the Coosa Graphite Deposit in east-central Alabama.  Westwater’s business plan for the Coosa Graphite Project over the next two and a half years is to develop a U.S. domestic supply for natural graphite for use in all types of batteries in the United States.  During recent exploration activities along the Roscoe Ridge at the mine site, Westwater has also discovered wide spread and significant levels of vanadium mineralization.

The U.S. is 100% dependent on imports for graphite, which is the primary anode material in lithium-ion batteries that power smartphones, laptops, electric vehicles, and stores power from intermittent renewable energy sources.  Graphite, was specifically named as one of the critical minerals in which the U.S. is heavily dependent on China for its supply.  Also, vanadium is an essential component in the manufacture of high-strength steel, is used as a catalyst in chemical manufacturing, and is also used as a component in the manufacturing of some ceramic, glass and pigment products.  The U.S. imports virtually all of its industrial vanadium requirements from mines located in South Africa, China and Russia.

In the Order the President says, "a strong America cannot be dependent on imports from foreign adversaries for the critical minerals that are increasingly necessary to maintain our economic and military strength in the 21st century." The President said the heavy dependence on imports for critical minerals makes the U.S. vulnerable to adverse foreign government action, natural disaster, or other supply disruptions.

"I therefore determine that our nation's undue reliance on critical minerals, in processed or unprocessed form, from foreign adversaries constitutes an unusual and extraordinary threat, which has its source in substantial part outside the United States, to the national security, foreign policy, and economy of the United States. I hereby declare a national emergency to deal with that threat," President Trump penned in the Executive Order.

Further details on President Trump's critical mineral Executive Order can be read at: https://www.whitehouse.gov/presidential-actions/executive-order-addressing-threat-domestic-supply-chain-reliance-critical-minerals-foreign-adversaries

Westwater is uniquely positioned to benefit from the action the U.S. government is taking to ensure that the United States and its technology manufacturers can rely on a safe and secure source of graphite to drive our next generation of power and technology needs and possibly to meet needs for vanadium as well.  The action by the President orders the Office of Science and Technology, the Secretary of Defense, the Secretary of Energy and the Secretary of the Interior to provide guidance to clarify which minerals and projects are eligible for government support, which can include loans or grants, under Title XVII of the Energy Policy Act of 2005.  Furthermore, these agencies are directed along with the Secretary of Commerce, the Administrator for the Environmental Protection Agency and the Secretary of the Army, to use all available authorities to accelerate the issuance of permits in connection with expanding and protecting the U.S. domestic supply chain for minerals such as graphite.

Westwater is evaluating the Order and how best to approach the relevant agencies in the U.S. Government to emphasize the importance of battery graphite, its importance to the nation’s security, and how the Coosa Graphite Project in Alabama fits into the enactment of critical minerals policy.

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

Westwater’s corporate business activities are largely unaffected at this time. Even though Westwater has reduced utilization of its offices, remote working arrangements were instituted to ensure that employees were able to work remotely using systems that already were in place. Westwater’s continued focus on the health and safety of employees, the safety of operations, and the safety of the communities in which our employees live and work remains paramount. To that end, Westwater eliminated unnecessary travel, instituted health protocols for working together, and ensured that employees are permitted to take time off due to illness or the illness of those around them without penalty. As a result, our corporate business activities will continue on as before, without interruption.

During this quarter, our South Texas employees continued to perform normal reclamation and compliance work activities without incident, while utilizing protocols enacted by Westwater management earlier in the year.

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

Payroll Protection Loan

On May 4, 2020, URI, Inc, a wholly owned subsidiary of Westwater, received loan proceeds in the amount of $0.3 million under the Paycheck Protection Program in accordance with the terms of a promissory note executed in favor of Celtic Bank Corporation, a Salt Lake City based SBA Preferred Lender. The loan and accrued interest are forgivable as long as the loan proceeds are used for eligible purposes, including payroll and benefits costs, rent and utilities. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%. Payments of principal and interest are deferred until 10 months after the end of the 24-week covered period beginning on the day loan proceeds were received. URI’s covered period ended on October 19, 2020 making the first payment of any unforgiven amount due August 19, 2021.

The Company used the loan proceeds for funding its payroll and benefits costs for its South Texas operations over 10 weeks during the months of May, June and July, purposes consistent with the PPP. The deadline to apply for loan forgiveness is the maturity date of the loan, April 30, 2022. Celtic Bank is currently developing an online forgiveness application for its borrowers in order to streamline the process. The Company plans to apply for loan forgiveness as soon as the lender makes the electronic application available.  While the Company currently believes that its use of the loan proceeds meets the conditions for forgiveness of the loan, no assurance can be provided that the Company will obtain forgiveness of the Loan, in whole or in part.

Equity Financings

Significant Capital Raise in October Pursuant to Sales Agreement with Cantor Fitzgerald

Between September 9, 2020 and October 26, 2020, the Company sold 9.5 million shares of common stock for gross proceeds of $46.9 million and net proceeds of $45.7 million pursuant to its Controlled Equity Offering Sales Agreement (”ATM Offering Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). These shares were sold pursuant to two prospectus supplements filed pursuant to Rule 424(b)(5) as takedowns off the Company’s base shelf registration statement which had been declared effective by the Securities and Exchange Commission on April 13, 2020.

The receipt of net proceeds in the amount of $45.7 million from the ATM Offering Agreement combined with the receipt of net proceeds in the amount of $11.7 million from sales of common stock to Lincoln Park, as noted below, has resulted in a cash balance of approximately $53.3 million at October 31, 2020. The significant treasury balance has mitigated the Company’s capital risk through 2021 as the Company’s pilot plant program for processing battery-grade graphite and the remaining product development are now fully funded, and the Company will be able to make substantial initial investment in the commercial graphite plant in the latter half of 2021.

2020 Purchase Agreement (“2020 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”)

At the Annual Shareholders Meeting conducted on April 28, 2020, the Company received shareholder approval to sell up to 8.0 million shares of common stock under the 2020 Purchase Agreement. On May 21, 2020, the Company entered into the 2020 Purchase Agreement, as amended on May 29, 2020, with Lincoln Park to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months. As an initial purchase on May 21, 2020, Lincoln Park bought $250,000 worth of Common Stock of the Company at a price of $1.2989 per share. The Company issued 156,250 shares of Common Stock to Lincoln Park as consideration for its commitment to purchase shares of Common Stock under the 2020 Purchase Agreement.

The Company entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed registration statements on Form S-1 with the SEC, which were declared effective on June 26, 2020 relating to the resale of an initial tranche of 1,971,000 shares and October 4, 2020 relating to the resale of 3,243,000 shares. During the period from July 8, 2020 to October 6, 2020, the Company sold 2.8 million shares of common stock for net proceeds of $11.7 million.

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

On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding, and on March 30, 2020, Westwater filed a response in opposition to Turkey’s request for bifurcation. On April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request. On May 13, 2020, Turkey filed with the arbitral tribunal a request, which Westwater elected not to oppose, to extend the date on which their Counter-Memorial must be filed (and to change dates for subsequent pleadings as well as document production and witness identification deadlines), which the tribunal approved on June 3, 2020. As a result of these decisions by the tribunal, Turkey filed its Counter-Memorial on September 14, 2020. The hearing on the substantive issues and damages is scheduled for September 13-17, 2021.

Additional information regarding the ICSID arbitration proceeding is presented in Part II, Item 1 below.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the three months ended September 30, 2020 was $9.8 million, or $1.23 per share, as compared with a consolidated net loss of $1.8 million, or $0.95 per share for the same period in 2019. The $8.0 million increase in our consolidated net loss from the respective prior period in 2019 was largely due to the $6.4 million net loss from discontinued operations. During the third quarter of 2020, the Company entered into an agreement to sell its U.S. uranium assets to enCore in order to focus its efforts on the development of battery-grade graphite. Management believes this major strategic shift in its business model qualifies its uranium and lithium segments for treatment as discontinued operations. Accordingly, the assets and related liabilities of these segments were classified as held for sale. Upon initial held for sale recognition, the carrying value of the long-lived assets belonging to these segments was compared to the assets’ fair value less costs to sell. Following this evaluation, it was determined that the $11.4 million carrying value of the property, plant and equipment belonging to the uranium segment was greater than its estimated fair value less disposal costs. As a result, an impairment loss of $5.2 million was recognized for the quarter and is included in the net loss from discontinued operations for the period. In addition to impairment, product development expenses related to our graphite projects has increased by $1.6 million from the same period in 2019.

The factors identified above that led to the increased net loss for the third quarter of 2020 also contributed to the $7.8 million increase in our consolidated net loss for the nine months ended September 30, 2020 from the respective prior year period. The Company’s enhanced focus on developing its graphite business and dedication of resources to that pursuit is reflective of the $1.9 million increase in product development spending year to date 2020 compared with 2019. Likewise, the $5.5 million increase to net loss from discontinued operations for the three months ended September 30, 2020 is mostly comprised of the $5.2 million write down on Texas uranium property, plant and equipment recognized in September, 2020.

Mineral Property Expenses

The following table details our mineral property expenses for the three and nine months ended September 30, 2020 and 2019:

	For the Three months Ended		For the Nine months ended
	September 30,		September 30,
	2020	2019	2020		2019

	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome project	$—	$—		$3	$—
Rosita project	—	7		—	—
Vasquez project	2	(8)		8	69
Total restoration/recovery expenses	2	(1)		11	69

Standby care and maintenance expenses
Kingsville Dome project	249	158		583	444
Rosita project	118	97		321	298
Vasquez project	92	93		274	236
Total standby care and maintenance expenses	459	348		1,178	978

Exploration and evaluation costs
Coosa project	—	—		—	58
Other projects	—	1		—	3
Total exploration and evaluation costs	—	1		—	61

Land maintenance and holding costs	303	484		753	1,150

Total mineral property expenses	764	832		1,942	2,258
(Less) Mineral Property expenses attributable to Discontinued Operations	(752)	(820)	-	(1,924)	(2,181)
Mineral Property expenses for Continued Operations	$12	$12		$18	$77

For the nine months ended September 30, 2020, mineral property expenses decreased by $0.3 million from the corresponding period in 2019. The decrease was primarily due to the decision not to renew the leases for the lithium mineral properties in Nevada and Utah that were due in August 2020.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three and nine months ended September 30, 2020 and 2019 were:

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(thousands of dollars)
Stock compensation expense	$142	$239	$170	$255
Salaries and payroll burden	811	197	2,344	1,619
Legal, accounting, and public company expenses	558	635	1,681	2,105
Insurance and bank fees	160	171	494	355
Consulting and professional services	46	1	149	52
Office expenses	128	107	329	235
Sales and marketing	97	6	196	17
Other expenses	(1)	3	16	126
Total General and Administrative Expenses	$1,941	$1,359	$5,379	$4,764
(Less) General and Administrative Expenses attributable to Discontinued Operations	(405)	(356)	(1,273)	(1,181)
General and Administrative Expenses for Continued Operations	$1,536	$1,003	$4,106	$3,583

General and administrative expenses for the three and nine months ended September 30, 2020 increased by $0.5 million and $0.6 million from their respective periods in 2019. The increase was due primarily to a reversal of executive bonuses of approximately $0.4 million in 2019.

Arbitration Costs

The majority of cost in the third quarter associated with the Request for Arbitration against the Republic of Turkey was related to review and evaluation of the Republic of Turkey’s Counter-Memorial which was filed with ICSID on September 14, 2020. During the nine months ended September 30, 2020, the Company incurred arbitration related legal and expert consulting costs of $0.9 million, a $0.3 million increase over the $0.6 million of costs incurred during the same period in 2019. The increase was due to the significant activity in January 2020 leading up to and following the filing of the Company’s Memorial with ICSID on January 27, 2020 and costs in September 2020 to review and evaluate the Republic of Turkey’s Counter-Memorial. For further reference, see discussion in the Recent Developments section of this Part I and below at Part II, Item 1.

Other Income and Expenses

For the nine months ended September 30, 2020, the $0.4 million increase in other income compared to the nine months ended September 30, 2019 was primarily due to the $0.7 million loss on the sale of securities comprised of Laramide shares and warrants in the first half of 2019 offset by $0.3 million of interest income from the Laramide promissory note. No such losses or interest income was recorded over the same period in 2020.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $10.1 million for the nine months ended September 30, 2020, as compared with $7.2 million for the same period in 2019. The $2.9 million increase in cash used in operating activities was primarily due to increased graphite product development expenses, general and administrative expenses and arbitration costs in 2020 compared to 2019.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2020 was $0.1 million for the purchase of equipment, as compared with $3.8 million of cash provided by investing activities for the nine months ended September 30, 2019. For the 2019 period, the Company received installment payments on the Laramide note in the amount of $0.8 million in cash. Additionally, the Company received net proceeds of $0.5 million from the sale of Laramide securities and $2.5 million from Uranium Royalty (USA) Corp. and Uranium Royalty Corp. (together “URC”) in accordance with the terms of the Asset Purchase Agreement signed on March 5, 2019. See Note 3 to our unaudited Condensed Consolidated Financial Statements included herewith for more information on the URC transaction and the Laramide note and securities.

Financing Activities

Net cash provided by financing activities was $13.9 million for the nine months ended September 30, 2020, resulting primarily from the proceeds of sales of common stock through the Company’s ATM Offering Agreement with Cantor Fitzgerald and the Company’s 2019 Purchase Agreement and 2020 Purchase Agreement with Lincoln Park. Additionally, $0.3 million was received from the PPP loan in May 2020. Net cash provided by financing activities for the same period in 2019 was $2.6 million. The $11.3 million increase was due to greater shelf registration capacity with which to offer registered shares under the Company’s financing agreement with Cantor and increased sales activity under the Company’s financing agreements with Lincoln Park in the first nine months of 2020 compared to the same period in 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. The Company expects to rely on debt and equity financing to fund its operations into the near future. The Company will also continue its cost reduction initiatives to identify ways to reduce its cash expenditures.

In 2016, the Company began to incorporate energy-related materials into its business plan. Between 2016 and 2020 the Company obtained mineral leases in Nevada and Utah and evaluated a green-fields exploration program for lithium.  In 2018, the Company acquired Alabama Graphite Corp. and its Coosa Graphite Project for the purpose of developing the only commercial sized graphite mineral deposit in the contiguous United States and production of advanced graphite products for use in batteries. In the third quarter of 2020, as further discussed below and as further discussed in Note 8, the Company made the strategic decision to focus most of its resources on its graphite business, agreeing to the sale of its uranium business and discontinuing its investment in its lithium mineral properties.

As of September 30, 2020, execution of the business plan for development of the Coosa Graphite Project was underway, with the commissioning of pilot plants for processing flake graphite into battery grade graphite products. The start-up of operations for those plants is expected to commence before the end of 2020 or shortly thereafter.  The Company expects the pilot plant phase to last into mid-2021. The Company will use the data generated from the pilot plant operations to inform the requirements and specifications for building a commercial sized graphite processing facility. Pursuant to the Company’s Preliminary Economic Assessment of the Coosa Graphite Project as modified, financing required for the estimated capital expenditures to construct the commercial plant is approximately $120 million. Subject to financing, the Company expects the construction phase for the commercial plant to begin in the second half of 2021 and be completed in mid-2022. The Company expects to begin generating revenues from sales of advanced graphite products from the Coosa Graphite Project in 2023.

While executing on its graphite business plan, the Company has continued to fulfill its obligation to restore and reclaim its legacy uranium properties in South Texas.  These activities have resulted in expenditures of approximately $3.5 million per year, and these reclamation activities are expected to continue for an additional 4-5 years before completion. The Company has provided $9.3 million in performance obligation bonds to the Texas Commission for Environment Quality as financial assurance related to its permits and licenses in South Texas, and has a recorded liability of approximately $6.0 million for asset retirement obligations on its balance sheet (see Note 9). In addition to its South Texas uranium operations, the Company has spent about $0.5 million to $1.0 million annually to maintain its uranium mineral property holdings in New Mexico.

In furtherance of the Company’s strategic shift to graphite battery materials, on September 1, 2020 the Company entered into a Letter of Intent (“LOI”) to sell its U.S. uranium business, including its U.S. uranium exploration assets in New Mexico and idled production assets in Texas to enCore Energy Corp. (“enCore”) (see Note 8). The pending sale includes the elimination of the $9.3 million bonding liability, the elimination of the $6.0 million in asset retirement obligations, and the elimination of more than $4.0 million in annual expenditures related to reclamation and compliance costs at the Company’s Kingsville, Vasquez, and Rosita sites in South Texas and its New Mexico land holding costs. The Company anticipates that it will receive approximately US$2.0 million of enCore common stock and retain royalty interests on the New Mexico uranium properties as consideration for the sale. This transaction is expected to close on or before December 31, 2020. The Company will retain its uranium interests in Turkey, which are subject to ongoing international arbitration proceeding. The Company’s strategic shift to focus solely on its graphite business also resulted in its decision not to renew its lithium mineral leases in Nevada and Utah when the annual rentals of approximately $0.2 million came due in late August 2020.

At September 30, 2020 the Company’s cash balances were $5.5 million. During the month of October 2020, the Company sold 8.5 million shares of common stock for net proceeds of $50.2 million pursuant to its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) and its Purchase Agreement with Lincoln Park Capital LLC (“Lincoln Park”) (see Note 17). The funding provided by these financing facilities has resulted in a cash balance of approximately $53.3 million at October 31, 2020. Management believes the significant treasury balance has mitigated the Company’s capital risk through 2021 as the Company’s 2021 non-discretionary budget, budgeted graphite pilot plant program and the remaining budgeted product development initiatives are now fully funded. The Company is pursuing project financing to support primary funding of the capital expenditures for construction of the commercial plant set to occur in the second half of 2021.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. In addition to pursuing other project financing, the Company is evaluating the renewal of the Cantor and Lincoln Park financing facilities for use in funding any required contributions by the Company to support project financing for construction of the commercial graphite facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic could significantly impact the Company’s ability to raise funds through equity financing. In the event funds are not available for project financing to complete construction of the commercial facility in 2022, the Company will be able to fund its non-discretionary expenditures, however, the Company may be required to change our planned business strategies.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the construction of pilot plant facilities and construction of commercial production facilities, the realization of expected benefits from recent business combinations and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite and vanadium;
●	the ability of the Company to enter into and successfully close acquisitions, dispositions or other material transactions;
●	the Company’s ability to raise capital in the future;
●	government regulation of the mining industry in the United States and a new federal administration;
●	risks associated with our operations and the operations of our partners, including the impact of COVID-19;
●	our expectations regarding the use of funds from the Company’s PPP Loan and the potential for loan forgiveness under the terms of the PPP Loan;
●	operating conditions at our projects;
●	the world-wide supply and demand of graphite and vanadium;

●	weather conditions;
●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;
●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the metals;
●	currently pending or new litigation or arbitration;
●	our ability to continue to satisfy the listing requirements of the Nasdaq Capital Market;
●	our ability to maintain and timely receive mining and other permits from regulatory agencies.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On January 27, 2020, Westwater filed its Memorial, which is a document that sets out Westwater’s case. On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding, and on March 30, 2020, Westwater filed a response in opposition to Turkey's request for bifurcation. In Procedural Order #2 issued on April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request. On May 13, 2020, Turkey filed with the arbitral tribunal a request which Westwater elected not to oppose, to extend the date on which their Counter-Memorial must be filed (and to change dates for subsequent pleadings as well as document production and witness identification deadlines), which the arbitral tribunal approved on June 3, 2020. As a result of these decisions by the tribunal, Turkey filed its Counter-Memorial on September 14, 2020, and the hearing on the substantive issues and damages is scheduled for September 13-17, 2021.

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

WESTWATER RESOURCES, INC.

Dated: November 12, 2020	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2020	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)