Form 10-K
period 2020-12-31
WESTWATER RESOURCES, INC.
filed 2021-02-16
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ⌧

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No ⌧

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2020 was approximately $17,661,760. Number of shares of Common Stock, $0.001 par value, outstanding as of February 11, 2021 was 29,413,019 shares.

WESTWATER RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

GLOSSARY OF CERTAIN ENERGY MINERALS INDUSTRY TERMS

Claim	A claim is a tract of land up to 20 acres in size, of which the right to mine is held under the federal General Mining Law of 1872 and applicable local laws.
Graphite

A naturally occurring carbon material with electrical properties that enhance the performance of electrical storage batteries, listed on The US Critical Minerals list as well as the EU Critical Raw Materials list.

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

Vanadium	A rare-earth metal used as a strengthening alloy in steelmaking, and in certain types of batteries, listed on the US Critical Minerals list.
Waste	Barren rock in a mine, or graphite in a rock formation that is too low in grade to be mined and milled at a profit.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the outcome of the pilot scale production of graphite, the timing and content of a definitive feasibility study, the timing or occurrence of a commercial scale processing facility, any future drilling or production from the Company’s properties, and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

● the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;

● government regulation of the mining and manufacturing industries in the United States;

● operating conditions at our mining and manufacturing projects;

● unanticipated geological, processing, regulatory and legal or other problems we may encounter;

● the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;

● any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the metals;

● ability to finance growth plans;

● currently pending or new litigation or arbitration; and

● our ability to maintain and timely receive mining, manufacturing, and other permits from regulatory agencies.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

Westwater Resources, Inc. is a 44-year-old public company focused on battery graphite development. Originally incorporated in 1977 as Uranium Resources, Inc. to mine uranium in Texas, our company has been reborn as an energy materials developer. Westwater is focused on battery-ready graphite materials after its acquisition of Alabama Graphite Corp. (“Alabama Graphite”) and its Coosa Graphite Project (“Coosa Project”) in Alabama in April 2018. Westwater recently discovered significant vanadium concentrations at the Coosa Project and has developed an exploration plan to further investigate the size and extent of those concentrations.

Our principal executive offices are located at 6950 South Potomac Street, Suite 300, Centennial, Colorado 80112, and our telephone number is (303) 531-0516. Our website is located at www.westwaterresources.net. Information contained on our website or that can be accessed through our website is not incorporated by reference into this report. As of February 11, 2021, the Company and its subsidiaries had 11 employees.

OUR STRATEGY

Our strategy is to increase shareholder value by expanding into the battery materials marketplace. The acquisition of the Coosa Project graphite mineral properties from Alabama Graphite in April 2018 provides the Company with the opportunity to develop critical raw materials utilized by the growing market for electric battery storage for automobiles, trucks and buses, consumer electronics, as well as grid-based storage devices. In 2020, the global battery market consumed an estimated 290,000 tonnes of graphite, and is projected to grow at an annual rate of 20.0% over the next 10-year period, according to Roskill Information Services Ltd.

Our goal for the graphite business is to develop a battery-graphite manufacturing business in Alabama that produces low-cost, high-quality, and high-margin graphite products for battery manufacturers. We began operation of a pilot-scale processing plant in 2020, designed to both manufacture battery graphite materials in quantities suitable for potential customer testing and inform a definitive Feasibility Study scheduled for the first half of 2021. We anticipate that this is to be followed by construction of a commercial scale processing facility beginning in late 2021 and continuing through 2022 that purifies readily available graphite flake concentrates from various sources to >99.95% pure carbon. Once purified, the graphite will be further processed into three advanced component products with enhanced conductivity performance needed by battery manufacturers. These advanced graphite products are purified micronized graphite (“ULTRA-PMGTM”), delaminated expanded graphite (“ULTRA-DEXDGTM”) and coated spherical purified graphite (“ULTRA-CSPGTM”). At the same time, subject to the availability of financing, we plan to begin developing the Coosa Graphite mine (planned for start-up in eight years) on our 40,000-plus-acre mineral-rights holdings that can serve as a hedge against future feedstock costs and provide in-house quality assurance and quality control (“QA/QC”) for raw-material inputs.

Our project pipeline is prioritized with a goal of achieving sustainable production over time with our graphite, project so as to take advantage of rising and/or high price environments for battery materials. We may adjust near-term and long-term business priorities in accordance with market conditions.

Our broad base of mining, processing and manufacturing expertise from graphite, base and precious metals to energy materials is our key competitive advantage. Westwater possesses a unique combination of battery-materials knowledge and extensive project-execution experience, coupled with decades of capital markets expertise which makes our business a powerful presence in the new energy marketplace. We intend to advance the Company’s project towards production, while prudently managing our cash and liquidity position for financial flexibility.

KEY BUSINESS AND CORPORATE DEVELOPMENTS IN 2020

Sale of Uranium Business

On December 31, 2020, Westwater, its wholly owned subsidiary URI Neutron Holdings II, Inc. (“Neutron Holdings”), and enCore Energy Corp. (“enCore”) entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which Westwater and Neutron Holdings agreed to sell their subsidiaries engaged in the uranium business in Texas and New Mexico (the “Uranium Subsidiaries”) to enCore on the terms and subject to the conditions in the Purchase Agreement (the “Transaction”). The Transaction closed December 31, 2020.

At the closing of the Transaction, enCore delivered $0.7 million in cash and issued $1.8 million worth of its common shares to Westwater, valued at the volume weighted average price of enCore’s common shares for the ten trading days ending on and including December 30, 2020, and Westwater and Neutron Holdings transferred all of the equity interests in the Uranium Subsidiaries to enCore along with a copy of a database relating to the Grants Mineral Belt located in New Mexico. In addition, enCore delivered to Westwater a 2% net smelter return royalty on production from the uranium properties held by Uranco, Inc. in New Mexico at the time of the closing, and a 2.5% net profits interest on the profits from operations of Neutron Energy, Inc.’s Juan Tafoya and Cebolleta Projects. Pursuant to the terms of the Purchase Agreement, enCore also replaced the indemnification obligations of Westwater for certain reclamation surety bonds held in the name of URI, Inc., and Westwater assigned and transferred to enCore all rights to cash collateral held to secure such indemnity obligations.

Also, at the closing, Westwater delivered $0.3 million in cash to enCore, which amount will be delivered in escrow to the lender under the loan made to URI, Inc. in May 2020 pursuant to the Small Business Administration Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The escrowed amount will be released to Westwater upon, and subject to, forgiveness of the PPP Loan under the terms of the CARES Act. In the event that all or a portion of the PPP Loan is ineligible for forgiveness, the lender will retain the escrowed amount up to the amount of the unforgiven portion of the PPP Loan, plus interest. No assurance is provided that URI, Inc. will obtain forgiveness of the PPP Loan in whole or in part.

Graphite Product Development with Dorfner Anzaplan

Westwater announced on November 21, 2019 that it engaged Dorfner Anzaplan of Hirschau, Germany to advance the development of processes needed to purify graphite concentrates and to produce the Company’s battery grade products: ULTRA-PMGTM, ULTRA-DEXDGTM and ULTRA-CSPGTM.  Dorfner Anzaplan is an internationally recognized and highly regarded organization that specializes in high-purity industrial and strategic metals businesses. It employs state-of-the-art analytical methods and facilities and employs innovative processing technologies to provide effective solutions tailored to its clients’ requirements.

Dorfner Anzaplan and other engineering consultants have collaborated with Westwater to scale up laboratory sample production to pilot scale production rates through new work executed through the second quarter of 2020 that:

●	Defined the method, equipment and operating parameters and requirements for graphite purification;

●	Defined operating parameters and equipment for processes required to manufacture Westwater’s battery graphite products; and
●	Designed and executed Westwater’s pilot program.

One important result of this effort to date has been the development of a new processing method for the purification of graphite.  The Company has filed a Provisional Patent Application with the U.S. Patent and Trademark Office.  Purification is the critical first step in manufacturing battery graphite products.

Westwater’s pilot scale program utilizes approximately 30 metric tons of graphite concentrate feedstock received from our supplier, with whom we have executed a long-term agreement to supply graphite concentrate under a cap and collar pricing arrangement.  This graphite concentrate shipment to Dorfner Anzaplan’s facility in Germany was previously announced in an October 9, 2020 press release.   The pilot operation resulting from this work program with Dorfner Anzaplan and other engineering consultants is providing various product sizes of each of the Company’s three principal battery-grade conductivity enhancement products to potential clients to advance the prospective clients’ commodity evaluation and pre-qualification programs.  This large-scale sample testing effort is the next step in the development schedule of the Coosa Graphite Project as it advances to a commercial production decision. The pilot facility has begun operation and production of Westwater’s battery products.  Operation of the pilot program is expected to continue through the second quarter of 2021.

Equity Financings

December 2020 Purchase Agreement with Lincoln Park Capital, LLC (“Lincoln Park”)

On December 4, 2020, the Company entered into a Purchase Agreement with Lincoln Park (the “December 2020 PA”) to place up to $100.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 36 months. The Company controls the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the December 2020 PA. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company's prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The agreement may be terminated by the Company at any time, in its sole discretion, without any additional cost or penalty.

The December 2020 PA specifically provides that the Company may not issue or sell any shares of its common stock under the agreement if such issuance or sale would breach any applicable rules of The Nasdaq Capital Market.  In particular, Nasdaq Listing Rule 5635(d) provides that the Company may not issue or sell more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the December 2020 PA without shareholder approval.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the December 2020 PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The Company did not sell any of its common stock to Lincoln Park under the December 2020 PA during 2020.  From January 1, 2021 to February 11, 2021, the Company sold 0.9 million shares of common stock for gross proceeds of $6.6 million.

May 2020 Purchase Agreement with Lincoln Park

On May 21, 2020, the Company entered into a Purchase Agreement with Lincoln Park, as amended on May 29, 2020 (the “May 2020 PA”), to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months, which agreement was authorized by the Company’s shareholders at its 2020 annual meeting. As an initial purchase on May 21, 2020, Lincoln Park bought $250,000 worth of the Company’s common stock at a price of $1.2989 per share. The Company issued 156,250 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the May 2020 PA.

On May 21, 2020, the Company entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on June 26, 2020 relating to the resale of an initial tranche of 1.97 million shares subject to the May 2020 PA. As of September 30, 2020, the Company had sold 1.8 shares of common stock for gross proceeds of $3.8 million, of which 1.6 million shares of common stock and gross proceeds of $3.5 million was sold in the three months ended September 30, 2020. The Company filed a second registration statement on Form S-1 relating to the resale of 3.2 million shares which was declared effective on October 2, 2020, and sold 1.1 million shares for gross proceeds of $8.2 million in October 2020. With the October 2020 sales, the $12.0 million sales capacity of the 2020 Purchase Agreement was reached and the agreement terminated.

2019 Purchase Agreement (“2019 Purchase Agreement”) with Lincoln Park

On June 6, 2019, the Company entered into the 2019 Purchase Agreement with Lincoln Park to place up to $10.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months. On August 6, 2019 the Company’s shareholders approved the sale of up to 3.2 million shares of common stock under the 2019 Purchase Agreement. Following effectiveness of a registration statement on Form S-1 relating to the resale of the shares subject to the 2019 Purchase Agreement on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the 2019 Purchase Agreement. On September 11, 2019, October 28, 2019 and February 28, 2020 the Company filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019, November 7, 2019 and March 6, 2020, respectively, registering for resale additional shares under the 2019 Purchase Agreement. During 2019, the Company sold 1.7 million shares of common stock for gross proceeds of $5.8 million. During 2020, the Company sold 1.5 million shares for gross proceeds of $1.9 million. The 2019 Purchase Agreement was terminated in May 2020 with historical sales of 3.2 million shares of common stock for gross proceeds of $7.7 million.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”)

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

During 2019, the Company sold 0.1 million shares of common stock for net proceeds of $0.4 million under the ATM Offering Agreement. During 2020, the Company sold 11.0 million shares of common stock for net proceeds of $49.9 million and from January 1, 2021 to February 5, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million under the ATM Offering Agreement.  As of February 5, 2021, the Company has no shares of common stock registered for sale under the ATM Offering Agreement.

Turkish Government Taking of Temrezli and Sefaatli Licenses and Westwater’s Arbitration Filing

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

Vanadium Target Identification

In late November 2018, Westwater announced the discovery of significant concentration of vanadium mineralization at several locations, hosted in the graphitic schists at the Company’s Coosa, Alabama Project. Westwater subsequently commenced the first of a four-phase exploration program designed to determine the extent, character and quality of the vanadium mineralization at Coosa. As announced by the Company on February 19, 2019, the first phase demonstrated widespread positive values for vanadium that extended beyond the Coosa graphite deposit, as defined in the 2015 Preliminary Economic Assessment for the Coosa Project. The second phase of this project is expected to begin during the first half of 2021. Scope for this effort includes drilling various targets to expand our knowledge of the geology, examining the core and/or cuttings for mineral constituents, and adding to our geologic model. In addition, vanadium mineralization is expected to be evaluated using extractive metallurgy techniques to ascertain any economic potential.

Global Pandemic and our Actions to Ensure Safety

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The pandemic spread outside of China during the first quarter of 2020 and has impacted businesses throughout the world. In the U.S., many state and local governments have, based on local conditions, either recommended or mandated actions to slow the transmission of COVID-19. These measures range from limitations on crowd size to mandatory orders for non-essential citizens to “shelter in place” or “stay at home” until further direction. Borders between many countries have been closed to contain the spread of COVID-19. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

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

Westwater’s corporate business activities are largely unaffected at this time. Westwater has reduced utilization of its offices and remote working arrangements were instituted to ensure that some employees were able to work remotely using systems that already were in place. Westwater’s continued focus on the health and safety of employees, the safety of operations, and the safety of the communities in which our employees live and work remains paramount. To that end, and where remote working was not practical, Westwater eliminated unnecessary travel, instituted health protocols for working together, and ensured that employees are permitted to take time off due to illness or the illness of those around them without penalty. As a result, our corporate business activities will continue on as before, without interruption.

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

● Purification to battery-grade carbon as graphitic (Cg) content of ≥ 99.95%,

● Micronization (sizing);

● Intercalation (expansion), and delamination (sheering);

● Spheronization (shaping), and classification (sorting); and

● Surface treatment (carbon coating).

Natural flake graphite is increasingly supplanting the use of synthetic graphite in battery applications, for cost and performance reasons. Through a series of sophisticated and precise processing steps, flake-graphite concentrates are transformed into high-value end products for the battery industry. These products, such as purified micronized graphite and delaminated expanded graphite, are used as conductivity-enhancement additives for the manufacture of cathodes for a number of battery material families. Coated spherical purified graphite is used for the manufacture of anodes in Lithium-Ion batteries. Additional high-performance, battery-ready graphite materials can also be produced, using these three products as a starting point.

The global battery market consumed 182,400 tonnes in 2018 and was growing at a rate of 16.1% over the previous ten years (Roskill, 2019). The greatest share of this market is made up of four battery-market segments that require advanced battery-graphite products:

● Lithium-Ion batteries — these are rechargeable lithium-based batteries used in everything from cellphones and hand tools to laptop computers and electric vehicles.

● Alkaline Power Cells — these are the most popular consumer batteries in the world, with more than 10 billion units produced worldwide each year (Roskill, 2019).

●	Lead Acid batteries — these are the workhorse batteries used in automobiles and back-up power supplies and other energy-storage applications where weight is less important than capacity, and make up about 80% of the storage capacities in gigawatt hours (GWh) of all batteries presently sold worldwide (Sanders, 2018).
●	Primary Lithium batteries — these are non-rechargeable, lightweight lithium-based batteries like those used in flashlights, smoke detectors, and applications where long life and lightweight matters most.

All of these batteries use graphite as a critical, non-substitutable constituent. According to analysts, batteries accounted for an estimated 290,000 tonnes of graphite consumption in 2020. Demand for batteries grew by a compound annual growth rate of 16.1% between 2008 and 2018 (Roskill, 2019). Based on Roskill’s base case scenario for electric vehicle demand, this rate of growth could increase to 20.2% over the next decade, with graphite consumption in batteries reaching 1,900,000 tonnes in 2028, of which well over 1,000,000 tonnes is projected to be natural graphite. Consumption of graphite in Lithium-Ion batteries currently accounts for around 84% of the battery market for graphite but this could rise to 95-98% by 2028. Competition between natural and synthetic graphite is expected to continue in Lithium-Ion batteries with the choice reducing to price, performance and availability. Also, synthetic graphite and natural graphite blends are becoming a popular choice for EV application to optimize performance and cost by taking advantage of each graphite attribute such as cycle life, energy density and cost.  Synthetic graphite consumption by anode manufacturers is expected to grow because of the concentration of the industry in China; however, natural flake graphite demand is forecast to grow at a higher rate because of natural graphite’s performance and cost efficiencies.

In addition, natural graphite flake costs in China have gone up as well as purification costs due to increased environmental costs (hydrofluoric acid handling cost).  In fact, China has become one of the major importers for natural graphite flake relying upon less expensive African sources.  China does not have a cost advantage when it comes to natural graphite and also poses a geopolitical risk particularly to EU and US regions. The existing capacity of spherical natural graphite for Lithium-Ion batteries is estimated at 131,800 tonnes which is significantly smaller than that of spherical artificial graphite whose existing capacity is 638,500 tonnes as of 2020.  To support natural graphite demand in the future, additional 446,700 tonnes of natural graphite capacity is in construction with another 622,000 tonnes of capacity planned.  It is also important to note that over 85% of the additional capacity is planned in China whereas North America accounts for only 6.7% of additional capacities, highlighting one main reason that graphite is designated on The US Critical Minerals list as well as designated on The EU’s Critical Raw Materials list.

Overall battery consumption is rising at an accelerated growth rate due to recent and robust developments in electric-automobile markets, personal electronic devices and electrical grid storage, an enabling technology for wind and solar power installation. The global shift towards low- and zero-emissions vehicles and power sources will continue to drive increasing demand for graphite-battery materials for the foreseeable future. Recent developments in this sector include:

● The United Kingdom and France have announced a prohibition on the sale of gasoline- and diesel-powered vehicles by 2040. Electric vehicles using battery storage are the only viable technology that can satisfy the demands for new cars mandated by these nations;

● China, the largest new-car market in the world, has mandated that 8% of all new cars sold are to be plug-in hybrid, battery electric or fuel-cell powered;

● Many major automobile companies have developed, or are developing, an electric-based technology to replace internal-combustion engines;

● Governments around the world continue to incentivize electric-vehicle ownership through subsidies and other incentives;

● The installed base of wind and solar power electrical-generating systems is increasing every year. Grid battery storage is the answer to increasing system reliability and unlocking the value of these power sources; and

● As a result of these catalysts, and according to Roskill, the Lithium-Ion battery market is expected to grow at a compounded annual growth rate of over 20%.

A significant challenge for battery manufacturers is that the primary source of battery-grade graphite is China, presenting the global battery industry with significant risks, including supply chain management risks, economic risks and environmental unsustainability. Also, critical domestic production is absent in the United States. A Presidential Executive Order signed September 30, 2020 includes graphite on its list of minerals critical to the safety and security of the United States. With little current domestic natural graphite production of any kind, the United States is presently required to source most of its battery graphite from China.

.

Westwater has developed graphite-purification technology and advanced product-development processes to meet the demands of these customers, as well as the large base of existing consumers for battery-graphite materials. Westwater is developing methodologies and facilities to produce high- purity, battery-graphite products in the State of Alabama. These products are designed to address all major battery sectors. In addition, the processes we intend to use are environmentally sustainable and permittable in the United States, where a robust regulatory environment complements our core values to reliably deliver safe, well-made products to our customers.

OVERVIEW OF THE VANADIUM INDUSTRY

Vanadium is a lightweight metal used in the construction industry, in high strength steel alloys, and in some large grid storage batteries. According to the United States Geological Survey (USGS), about 73,000 metric tonnes of vanadium per year were consumed worldwide in 2019 approximately 80% of which was utilized by the steel industry, where additions of the metal to conventional steel materials adds strength and corrosion resistance. Importantly for Westwater, demand for Vanadium Flow batteries is increasing as solar and wind power generators seek to make their installations more reliable electricity providers.  Market research firm Roskill predicts that there will be a 45% increase in demand for vanadium, mostly in China.

Currently, about 85% of all vanadium is produced in South Africa, China and Russia. There is no significant production of vanadium currently in the United States.

COMPETITION

There is global competition for graphite, capital, customers and the employment and retention of qualified personnel. In the production and marketing of graphite, there are a number of producing entities globally, some of which are government controlled and several of which are significantly larger and better capitalized than we are. For instance, more than 80% of the battery grade graphite products globally are produced in China.  Globally, some of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than Westwater.

With respect to sales of graphite, the Company expects to compete primarily based on price. We will market graphite directly to users of the product. We are in direct competition with supplies available from various sources worldwide. We believe we compete with multiple graphite exploration, development and production companies.

OVERVIEW OF WESTWATER RESOURCES’ COOSA GRAPHITE PROJECT (“THE “COOSA PROJECT”)

Westwater acquired Alabama Graphite in 2018 as part of a strategic decision to refocus the Company to supply battery manufacturers with low-cost, high-quality, and high-margin graphite products. As a result of that business transaction, Westwater became the owner of the Coosa Graphite Project, which was the principal asset of Alabama Graphite. Westwater believes that graphite has an important strategic place in the global economy as a high-demand commodity as electrical storage systems for wind and solar power, and as the electrification of our transportation systems becomes more widespread. The principal asset acquired was the Coosa Project, which includes the Coosa graphite deposit located near Rockford, Alabama, 50 miles southeast of Birmingham. The Coosa deposit is located in an area that has been a past producer of graphite, utilizing a geology trend spanning tens of thousands of acres, known as the “Alabama Graphite Belt.” The State of Alabama remains a business-

friendly jurisdiction, exemplified by the state successfully securing a $1 billion commitment from Daimler Benz to build a Lithium-Ion battery factory near its automobile assembly plant in the state.  In addition, several other automobile manufacturers have sited plants in Alabama as a result of this favorable business climate.

Westwater’s graphite business plan will accelerate product development and market development by purchasing readily available graphite flake from qualified suppliers, for which a procurement contract is currently in place, to serve as plant feedstock while the Coosa graphite mine is being permitted and developed. Development of a mine at the Coosa graphite deposit, planned for start-up in the next eight years, will serve as an in-house source of graphite feedstock, a hedge against future feedstock cost increases, and will provide in-house QA/QC for raw-material inputs. The Company plans to finish operation of a pilot program in the 2nd quarter of 2021. Materials produced in the pilot program, estimated at 12 or more metric tonnes over three different products, will be used for customer development and product qualification, and pilot-plant operating data will serve as the foundation for the design and construction of a commercial scale processing facility. As part of the planned facility, the graphite is purified, and then the material is further processed into the three advanced component products which provide graphite materials with enhanced conductivity performance for battery manufacturers: Purified Micronized Graphite, Delaminated Expanded Graphite, and Coated Spherical Purified Graphite. WWR is working with a number of potential customers.

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

The concentration plant will consist of two-stage crushing, rod and ball-mill grinding, and multi-stage flotation units. The plant will operate 24 hours per day, 7 days per week, 52 weeks per year. The concentrator operating availability is expected to be on the order of 93%. The concentrator plant capacity has been planned to handle approximately 577,000 short tons of material to produce 16,500 tonnes per annum of final concentrated product, with minimum 95% Cg and a 90% graphite recovery rate. The flotation concentrate will be transported to a purification plant for secondary processing and cleaning to produce the ultra-pure final products.

Purification and Post-Processing Activities

The purification of the graphite concentrate is expected to be performed using a proprietary, patent pending purification process that is being tested by Dorfner Anzaplan and other engineering consultants, utilizing the purchased feedstock we intend to use until the mine starts production, expected in the next eight years.  The operation of the pilot process will further inform the design of the full-scale purification process to be built beginning in 2021. Once the graphite is purified to a minimum graphite carbon content of 99.95%, we will then process it through a combination of sizing, expansion, spheronization and coating to the advanced graphite products we intend to sell.

The Company has developed a new method for the purification of graphite concentrate.  The process uses a combination of technologies including a caustic bake, acid leach and thermal finishing, a process that allows for a smaller and more sustainable environmental footprint than that of a hydrofluoric leaching system as used by other battery companies.   This unique application developed by Westwater is the subject of a Provisional Patent Application that has been filed before the U.S. Patent and Trademark Office.

Products and Business Development

The Company is working to develop products for all potential major battery markets. Unlike many of its peers, the Company believes that no battery market should be ignored, as is often the case with most publicity currently focused on Lithium-Ion batteries. Lead-acid, alkaline and primary-lithium battery manufacturers have significantly shorter and less stringent qualification requirements compared to large-scale Lithium-Ion battery applications.

The advanced graphite products which the Company intends to develop and sell are:

● Purified Micronized Graphite. Conductivity enhancement materials for both the rechargeable and single use Lithium-Ion, Primary-Lithium, Lead-Acid, and Alkaline battery markets;

● Delaminated Expanded Graphite. Conductivity enhancement materials for both the rechargeable and single use Lithium-Ion, Primary-Lithium, Lead-Acid, and Alkaline battery markets;

● Coated Spherical Purified Graphite. For Lithium-Ion battery anodes. 95% of a Lithium-Ion battery’s anode is coated spherical purified graphite and there is 10-30 times more specialty anode graphite required for the production of these batteries than there is Lithium in a Lithium-Ion battery.

The Company has initiated discussions with several battery manufacturers (including automobile manufacturers) for the purposes of evaluating the Company’s battery-graphite products, with the goal of executing multi-year supply agreements. To date, the Company has executed Non-Disclosure Agreements with potential customers and is working to place test samples with potential customers.

CORE VALUES AND ENVIRONMENT, SOCIAL AND GOVERNANCE (ESG) CONSIDERATIONS

Westwater Resources operates according to its core values which incorporates ESG principles:

●	Safety:
●	Of each other
●	Of our environment
●	Of the communities where we work
●	Of our assets
●	Of our reputation
●	Cost Management
●	Effective and efficient use of our shareholders’ assets
●	Focus on first quartile cost performance
●	Reliability and Integrity
●	Highest level of performance every day
●	Improving our processes
●	Conservative promises well kept

The Company works to be a good corporate citizen and to safeguard our employees, operations, neighbors and local communities where our employees and stakeholders live and work in the United States.

As these core values apply to our daily work, Environmental, Social and Governance (ESG) criteria are applied to our decisions and actions.

Environmental Criteria and Actions

The Feasibility Study for our processing facility has commenced.   Integral to that study, we are defining the raw material inputs, energy inputs, product streams, and waste streams, including air, water, solids and heat, for processing our graphite into battery products.   Integrated into these input and output streams, we are defining methods of minimizing impacts to our environment, including:

●	Assessing the origin of our graphite and its impact to the environment.
●	Assessing the supply chain for reagents and their impact to the environment.
●	Assessing the energy forecasted for use in the manufacturing of our products.
●	Performing trade off studies for recycling our reagents and waste streams to ensure we have minimized our impact to the communities where we work and where we source our input materials.

Social Criteria and Actions

Westwater has a strong history in social license.  The company has spent the last eight years providing scholarships to members of the Cebolleta and Juan Tafoya Land Grants in New Mexico.  We have supported this scholarship effort over the years to ensure that young people are afforded an opportunity to attend colleges and universities.  As a result of this work, students in Veterinary Medicine, Mining Engineering, Nursing, Pharmacology, Criminal Justice and Business Management have been able to further their education.

As part of our project design and analysis we are evaluating community needs, with input from the community, and our ability to satisfy them – whether in education, infrastructure, or in other ways applicable to community needs.  We seek to understand and minimize negative impacts to all of our stakeholders.

Governance Criteria and Factors

We have methods in place to ensure we do our job to integrate and govern ESG work in our business:

●	We have an HSE Committee reporting directly to the entire Board of Directors of Westwater. This committee will be replaced with an ESG Committee with a charter that reads, in part:

The ESG Committee’s primary purposes are to:

(1) provide advice, counsel and recommendations to management, who have primary responsibility for:

●	health, safety, loss prevention issues and operational security,
●	issues relating to sustainable development, environmental management and affairs, community relations, human rights, government relations and communications;

and (2) assist the Board in its oversight of compliance and risk management.

●	We have direct experience in managing ISO 14001 Environmental Management Systems. These systems are designed to provide for reliable performance in sustainable management of businesses. Once our Feasibility Study is complete, we expect to design ISO 14001 based management systems to facilitate and govern our environmental performance. This effort includes the establishment of a preliminary set of metrics for measuring that performance.

United States

Graphite extraction and processing is regulated by the federal and state governments. Compliance with such regulations has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and operating permits from federal and state agencies before the commencement of production activities, as well as the cost for maintaining compliance with licenses and permits once they have been issued. The current environmental and technical regulatory requirements for the graphite extraction and processing industry are well established.  However, the regulatory process can make permitting difficult and timing unpredictable.

U.S. regulations pertaining to graphite extraction and processing continually evolve in the U.S. However, at this time we do not anticipate any adverse impact from these regulations that would be unique to our operations.

Graphite Mine Development Permits

Graphite mining and processing in Alabama requires various permits, including those for any emissions to air, water, or other aspects of the environment.   Permits may be required from the State of Alabama, the U.S. Environmental Protection agency, The Army Corps of Engineers, and other State and Federal Agencies as identified in the Company’s Definitive Feasibility Study presently underway,   Specifically for the mine,  mine permit may be required in accordance with the Alabama Surface Mining Act of 1969. It is administrated by the Alabama Department of Labor (“DoL”). DoL issues mining permits, ensures that mine sites are properly bonded for reclamation purposes, and makes periodic inspections. A streamlined permit application process reduces the start-up time for new operations, and expedites permit renewals. A mining permit is filed by completing the “Application for Surface Mining Permit and Comprehensive Reclamation Plan” along with the $250 permit fee. The applicant must also post a cash, surety or negotiable bond in the amount of $2,500 per acre area to be disturbed payable to “Commissioner, Alabama Department of Labor”.  The Coosa graphite mine may be subject to the US National Environmental Policy Act process, with potential review by various federal agencies that may include US Environmental Protection Agency, the Army Corp of Engineers, and others.

Water Rights

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

We plan to develop a battery-graphite manufacturing business that produces low-cost, high-quality, and high-margin graphite products for battery manufacturers. The proposed battery-graphite manufacturing business is significantly different from our historic mining operations and carries a number of risks, including, without limitation:

● our partnership with Dorfner Anzaplan and utilization of other engineering consultants for the associated pilot scale program may fail to meet current expectations, and, as a result, we may never realize commercial scale production of graphite products;

●	the definitive Feasibility Study, once completed, may conclude that our battery-graphite business plan is not economically feasible;

● unanticipated liabilities or contingencies, including those related to intellectual property;

● the need for additional capital and other resources to expand into the battery-graphite manufacturing business;

● competition from better-funded public and private companies, including from producers of synthetic graphite, and competition from foreign companies that are not subject to the same environmental and other regulations as the Company;

● difficulty in hiring personnel or acquiring the intellectual property rights and know-how needed for the proposed battery-graphite manufacturing business; and

●	the potential for interruptions in our sources of graphite prior to operation of the Coosa graphite mine due to environmental and transportation risks.

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

In developing our proposed battery-graphite manufacturing business, we have and will continue to invest significant time and resources. Initial timetables for the development of our battery-graphite manufacturing business may not be achieved. Failure to successfully manage these risks in the development and implementation of our new battery-graphite manufacturing business could have a material adverse effect on our business, results of operations and financial condition.

The construction and operation of pilot program facilities and commercial production facilities in Alabama or other manufacturing facilities are subject to regulatory approvals and may be subject to delays, cost overruns or may not produce expected benefits.

We began operation of a pilot-scale processing plant in 2020, designed to both manufacture battery graphite materials in quantities suitable for potential customer testing and to inform a definitive Feasibility Study scheduled for mid-2021, which is expected to be followed by construction of a commercial scale processing facility in 2022 that purifies readily available graphite flake concentrates from various sources to 99.95% pure carbon. Construction projects of this scale are subject to risks and will require significant capital. Any failure to complete these plants on schedule and within budget could adversely impact our business, results of operations and financial condition.

Construction projects are also subject to broad and strict government supervision and approval procedures, including but not limited to project approvals and filings, construction land and project planning approvals, environment protection approvals, pollution discharge permits, work safety approvals and the completion of inspection and acceptance by relevant authorities. As a result, we may be subject to administrative uncertainty, fines or the suspension of work on such projects. To the extent we are unable to successfully complete construction on time or at all, our ability to develop our proposed battery-graphite manufacturing business could be adversely affected, which in turn could have a material adverse effect on our business, growth prospects, results of operations and financial condition.

WWR is not producing any products at a commercial scale at this time. As a result, we do not currently have a reliable source of operating cash. If we cannot successfully transition to commercial scale production of graphite and vanadium, partner with another company that has cash resources, find other means of generating and/or access additional sources of private or public capital, we may not be able to remain in business.

We do not have a committed source of financing for the development of our graphite or vanadium projects. Pursuant to our modified preliminary economic assessment of the Coosa Graphite Project, the capital expenditures to construct the commercial scale processing facility are estimated at approximately $120 million, and delays in constructing the commercial scale processing facility and other cost overruns may increase that estimate significantly. As of February 11, 2021, we have $101 million in cash, and there can be no assurance that we will be able to obtain financing on commercially reasonable terms, if at all, for the remainder of the amount needed to construct the commercial scale processing facility or develop our properties. Our inability to construct the commercial scale processing facility or develop our properties would have a material adverse effect on our future operations.

We have incurred losses and have had no revenue from operations since 2009, and we expect to continue to incur losses in the foreseeable future. We have no way to generate cash inflows outside of financing activities and we will continue to incur operating losses until we begin graphite and/or vanadium production on a scale sufficient to generate revenues to fund continuing operations, which cannot be assured. Our future graphite production is dependent on completion of the commercial scale processing facility and successful implementation of graphite purification technology. Our future vanadium production is dependent upon the completion of an evaluation plan that will assess the amount, location and size of vanadium concentrations at our Coosa Project mine in Alabama. We can provide no assurance that we will successfully produce graphite on a commercial scale, that our properties will be placed into production or that we will be able to continue to find, develop, acquire and finance additional reserves. If we fail to reach commercial scale production and cannot find other means of generating revenue other than producing graphite and vanadium and/or access additional sources of private or public capital, we may not be able to remain in business and holders of our securities may lose their entire investment.

Volatility in graphite and vanadium prices may result in the Company not receiving an adequate return on invested capital.

Unless and until the Company produces natural graphite from the Coosa graphite deposit in Alabama, which is not projected to occur until the next eight to ten years at the earliest, the Company will be exposed to fluctuations in the price of natural flake graphite, which may increase substantially as the demand for graphite increases. In addition, the Company’s graphite and vanadium exploration and development activities may be significantly adversely affected by volatility in the price of graphite or vanadium. The success of our mining operations and ability to achieve positive cash flow is dependent on our ability to develop our properties and then operate them at a profit sufficient to finance further mining activities and for the acquisition and development of additional properties. Any profit will necessarily be dependent upon, and affected by, the long and short-term market prices of graphite and vanadium. Mineral prices fluctuate widely and are affected by numerous factors beyond the Company’s control such as global and regional supply and demand, interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, and the political and economic conditions of mineral-producing countries throughout the world. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company’s graphite and vanadium activities not producing an adequate return on invested capital to be profitable or viable. In addition, a significant, sustained drop in graphite and vanadium prices would cause us to recognize impairment of the carrying value of our graphite and vanadium or other assets, which could have an adverse impact on the Company’s financial conditions and results of operations

Our operations are each subject to environmental risks.

We are required to comply with environmental protection laws, regulations and permitting requirements in the United States, and we anticipate that we will be required to continue to do so in the future in connection with both our proposed graphite manufacturing business and our proposed graphite and vanadium mining operations. We have expended significant resources, both financial and managerial, to comply with environmental protection laws, regulations and permitting requirements, and we anticipate that we will be required to continue to do so in the future. The material laws and regulations within the U.S. include the Clean Air Act, Clean Water Act, Safe Drinking Water Act, Federal Land Policy Management Act, National Park System Mining Regulations Act, the State Mined Land Reclamation Acts or State Department of Environmental Quality regulations and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the NEPA, the National Pollution Discharge Elimination System (NPDES) and Section 404 of the Clean Water Act (CWA) as applicable.

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

There is global competition for capital, graphite and vanadium customers and the employment and retention of qualified personnel. In the production and marketing of graphite and vanadium, there are a number of producing entities, some of which are government controlled and most of which are significantly larger and better capitalized than we are. Many of these organizations also have substantially greater financial, technical, manufacturing and distribution resources than we have.

Because we have limited capital, inherent manufacturing and mining risks pose a significant threat to us compared with our larger competitors.

Because we have limited capital, we may be unable to withstand significant losses that can result from inherent risks associated with manufacturing and mining, including environmental hazards, industrial accidents, flooding, earthquake, interruptions due to weather conditions and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability. Our business could be harmed if we lose the services of our key personnel.

Our business and mineral exploration and processing programs depend upon our ability to employ the services of geologists, engineers and other experts. In operating our business and in order to continue our programs, we compete for the services of professionals with other mineral exploration and processing companies and businesses. In addition, several entities have expressed an interest in hiring certain of our employees. Our ability to maintain and expand our business and continue our exploration programs may be impaired if we are unable to continue to employ or engage those parties currently providing services and expertise to us or identify and engage other qualified personnel to do so in their place. To retain key employees, we may face increased compensation costs, including potential new stock incentive grants and there can be no assurance that the incentive measures we implement will be successful in helping us retain our key personnel.

Our patents and other protective measures may not adequately protect our proprietary intellectual property, and we may be infringing on the rights of others.

Our intellectual property, particularly our proprietary rights to an improved method for the purification of graphite concentrate, is critical to our success. We have filed a provisional patent application in the United States, and we generally enter into confidentiality and invention agreements with our employees and consultants.

We cannot assure that a patent application will result in an issued patent and our failure to secure rights under the patent application may limit our ability to protect the intellectual property rights at the core of our proposed graphite production business. In addition, such patent protection and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons generally applicable to patents and their granting and enforcement. In addition, the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may be expensive. Our inability to protect our proprietary intellectual property rights or gain a competitive advantage from such rights could harm our ability to generate revenues and, as a result, our business and operations.

We could also become subject to litigation claiming that our intellectual property or proprietary information infringes the rights of a third party. In that event, we could incur substantial defense costs and, if such litigation is successful, we could be required to pay the claimant damages and royalties for our past and future use of such intellectual property or proprietary information, or we could be prohibited from using it in the future, which could prevent us from pursuing our graphite production business, or we could be required to modify our process and facilities. Our inability to use our intellectual property and proprietary information on a cost-effective basis in the future could have a material adverse effect on our revenue, cash flow and profitability.

Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (COVID-19 virus), may disrupt our business, supply chains and the business of our business partners, which could materially affect our operations, liquidity and results of operations.

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

It is possible that the continued spread of COVID-19 could also further cause disruption in our supply chains, adversely affect our business partners, delay our plans to advance our pilot or commercial facilities or cause other unpredictable events. We continue to work with our stakeholders to address this global pandemic responsibly. In addition, we continue to monitor the situation, to assess further possible implications to our business, and to take actions in an effort to mitigate adverse consequences. We cannot at this time predict the impact of the COVID-19 pandemic, but it could have material adverse effects on our business, financial position, results of operations and/or cash flows.

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

While the Company intends to continue to seek full and fair compensation for the licenses through arbitration with ICSID, the timing of such compensation is yet to be determined. In addition, the Company can provide no assurance about the amount of compensation, if any and an adverse result could have an adverse impact on the Company’s financial conditions and results of operations.

We may not realize the full anticipated benefits of the sale of our uranium assets to enCore Energy Corp.

We may not realize the full anticipated benefits of the sale of our uranium assets to enCore, in which case our business, financial results or operations could be adversely affected. Under the terms of the enCore Purchase Agreement, enCore granted to Westwater a 2% net smelter return royalty on production from the uranium properties held by Uranco, Inc. in New Mexico at the time of the closing, and a 2.5% net profits interest on the profits from operations of Neutron Energy, Inc.’s Juan Tafoya and Cebolleta Projects. If either the royalty or net profits interest is terminated, or if the terms of each are otherwise modified, we may not realize the full anticipated benefits of the sale of our uranium assets, and our business may be adversely affected.

Additionally, the Company anticipates cost-savings of approximately $4 million annually, which were previously tied to land payments, reclamation expenses and operating costs associated with the uranium properties. There can be no assurance that we will realize any anticipated benefits of these cost-savings, which could have an adverse effect on our results of operations and financial condition.

Risks Related to Exploration and Mining Activities

Exploration and development of graphite and vanadium properties are risky and subject to great uncertainties.

The exploration for and development of graphite and vanadium deposits involves significant risks. It is impossible to ensure that the current and future exploration programs on our existing properties will establish reserves. Whether an ore body will be commercially viable depends on a number of factors, including, but not limited to: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; graphite and  vanadium prices, which cannot be predicted and which have been highly volatile in the past; mining, processing and transportation costs; perceived levels of political risk and the willingness of lenders and investors to provide project financing; availability of labor, labor costs and possible labor strikes; availability of drilling rigs; and governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, foreign exchange, environmental protection, employment, worker safety, transportation, and reclamation and closure obligations. Most exploration projects do not result in the discovery of commercially mineable deposits of minerals and there can be no assurance that any of our exploration stage properties will be commercially mineable or can be brought into production.

The size and extent of the Company’s vanadium mineral reserves at the Coosa Project is unknown and may not be in sufficient quantities to make its extraction and processing economically feasible.

The Company recently discovered significant vanadium concentrations at the Coosa Project and has developed an exploration plan to further investigate the size and extent of those concentrations. While there can be no assurance that the size and extent of those concentrations will end up being economically feasible, even if the Company finds vanadium in sufficient quantities to warrant recovery, it ultimately may not be recoverable. Finally, even if any vanadium is recoverable, the Company does not know whether recovery can be done at a profit. Our vanadium activities are highly prospective, face a high risk of failure and may not result in any benefit to the Company.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration ventures and the high rate of failure of such ventures. The likelihood of success of the Company’s vanadium exploration activities must be considered in light of the potential problems, expenses, difficulties, complications and delays encountered in connection with the exploration of new mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. The expenditures to be made by the Company in the exploration of its new vanadium claims may not result in the discovery of new vanadium deposits. Problems such as unusual or unexpected formations and other conditions are involved in new mineral exploration and often result in unsuccessful exploration efforts. If the results of the Company’s new exploration ventures do not reveal viable commercial mineralization, it may decide to abandon its claims. If this happens, the Company will not benefit from any of the expenditures it will incur in pursuing the claims.

The Company does not have and may not be able to obtain surface or access rights to all or a portion of the Coosa Project.

Although the Company has rights to the minerals in the ground at the Coosa Project, the Company does not have rights to, or ownership of, the surface to the areas covered by its mineral rights. While applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities, the enforcement of such rights through the courts can be costly and time consuming. It may be necessary for the Company to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry on mining activities, the Company will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase such surface rights, and therefore it may be unable to carry out planned exploration or mining activities at the Coosa Project. In addition, in circumstances where such access is denied, or no agreement can be reached, the Company may need to rely on the assistance of local officials or the courts in such jurisdiction the outcomes of which cannot be predicted with any certainty. The inability of the Company to secure surface access or purchase required surface rights could materially and adversely affect the timing, cost or overall ability of the Company to develop any mineral deposits it may locate at the Coosa Project.

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

Reserve and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including the prices of graphite and vanadium inherent variability of the ore and recoverability of graphite and vanadium in the recovery process.

The calculation of reserves, other mineralized material tons and grades are estimates and depend upon geological interpretation and geostatistical relationships or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves and mineralized material and their corresponding grades. Until reserves and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and other mineralized materials may vary depending on the price of graphite and vanadium. Any material change in the quantity of reserves, other mineralized materials, mineralization or grade may affect the economic viability of our properties.

Title to the Coosa Project may be subject to defects in title or other claims, which could affect our property rights and claims.

There are risks that title to the Coosa Project may be challenged or impugned. There may be valid challenges to the title of the Coosa Project which, if successful, could impair development or operations. This is particularly the case because we hold our interest solely through a lease, as such interest is substantially based on contract as opposed to a direct interest in the property.

The lease agreements pursuant to which the Company has interests in the Coosa Project provide that the Company must make a series of cash payments over certain time periods. Failure by the Company to make such payments in a timely fashion may result in the Company losing its interest in the Coosa Project. There can be no assurance that the Company will have, or be able to obtain, the necessary financial resources to be able to maintain the lease agreements in good standing, or to be able to comply with all of its obligations thereunder, which could result in the Company forfeiting its interest in the Coosa Project.

Risks Related to Ownership of Our Common Stock

Our stock price has been and may continue to be volatile and may fluctuate significantly, which may adversely impact investor confidence and results and increase the likelihood of securities class action litigation.

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. During 2020, the sale price of our common stock ranged from a high of $14.50 per share to a low of $0.25 per share. Volatility in our stock price can be driven by many factors including, but not limited to, market conditions in the energy materials industry, announcements that we may make regarding our business plans or strategy, including announcements concerning our anticipated battery-graphite business or the sale of our uranium assets to enCore Energy in a transaction that closed on December 31, 2020, the substantial increase in the sale and issuance of shares of our common stock to finance our operations and the accuracy of expectations and predictions of analysts and the market as they pertain to our future business prospects. In addition, the price of our common stock may increase or decrease substantially for reasons unrelated to our operating performance or prospects. If our common stock continues to experience substantial price volatility, any shares investors purchase may rapidly lose some or substantially all of their value.

Shareholders of a public company sometimes bring securities class action suits against the company following periods of instability in the market price of that company’s securities.  If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our results of operations and require us to incur significant expenses to defend the suit.  Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future.  In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our results of operations and financial condition.

Furthermore, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration is impacted by the price of our common stock.  A low stock price may adversely impact our ability to fund our operating and growth plans, including the Coosa Graphite Project, which would harm our business and prospects.

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

On December 4, 2020, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $100,000,000 of our common stock. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement, which conditions were satisfied on January 7, 2021. As of February 11, 2021, we have received $6.6 million in aggregate gross proceeds from prior sales of 0.9 million shares under the Purchase Agreement. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

History. The Coosa Project is situated near the southwestern end of the Alabama Graphite Belt, which is a northeast-trending group of graphite deposits and occurrences that are situated in the central and eastern parts of the state. The initial attempt to produce graphite mineralization in the belt commenced in 1888, with efforts focusing upon prospects located to the northeast of the region of the Coosa Project. The first commercial production of graphite from deposits in the Alabama Graphite Belt was in 1899 and limited activities continued at least into the 1940s. Within the lands that comprise the Coosa Project graphite production was carried out at the Fixico mine, which operated intermittently between 1902 and 1908. Other graphite prospects in the project area were evaluated but no efforts were made to mine any other prospects in the project area. Alabama Graphite acquired property rights that comprise the Coosa Project and carried out trenching and drilling programs and completed an aerial geophysical survey of a portion of the project area between 2012 and 2015.

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

Production Pilot Operations. The Company is currently conducting its pilot program. During the pilot scale program, graphite concentrates are purified and turned into battery grade advance products.  The majority of the pilot program has been or will be performed at contracted laboratories. The purified material is manufactured into our three products, purified micronized graphite, coated spherical purified graphite and delaminated expanded graphite. Once the pilot program is completed, the Company can move toward full scale production.

Permitting Status. The Company does not hold any active permits for the project, but is currently reviewing local, State, and federal permit requirements for future project development.

WORK COMPLETED ON PROPERTIES IN 2020

	Statement of Operations			Balance Sheet
		Mineral		Property,
	Operating	Property		Plant &	Restoration	Total
Property	Expenses	Expenses	Impairment	Equipment	Liability	Expenditures

	(expressed in thousands of dollars)

Rosita project	$409	$55	$1,161	$—	$552	$2,177
Kingsville Dome project	748	159	101	—	58	1,066
Vasquez project	426	174	—	101	652	1,353
Butler Ranch project	—	20	—	—	—	20
Cebolleta project	—	391	3,325	—	—	3,716
Juan Tafoya project	—	224	613	—	—	837
Work completed on discontinued operations	$1,583	$1,023	$5,200	$101	$1,262	$9,169

Coosa project	$—	$26	$—	$—	$—	$26
Bama project	—	8	—	—	—	8
Work completed on continuing operations	$—	$34	$—	$—	$—	$34

INFRASTRUCTURE

The Company’s carrying value of property, plant and equipment at December 31, 2020 is as follows:

	Net Property, Plant and Equipment at December 31, 2020
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$—	$8,972
Other property, plant and equipment	—	13	13
Total	$8,972	$13	$8,985

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

ARBITRATION AGAINST TURKEY

On December 13, 2018, Westwater filed a Request for Arbitration against Turkey before the International Centre for the Settlement of Investment Disputes (“ICSID”), pursuant to the Treaty between the United States of America and the Republic of Turkey concerning the Reciprocal Encouragement and Protection of Investments. The Request for Arbitration was filed as a result of Turkey’s unlawful actions against the Company’s investments at the Temrezli and Sefaatli uranium projects owned by Westwater’s Turkish subsidiary Adur Madencilik Limited Sirketi (“Adur”). Specifically, in January 2018, Turkish governmental officials informed Adur’s representatives that the government intended to cancel all of Adur’s exploration and operating licenses and requested from Adur reasons why they should not do so.  In March 2018, Adur’s representatives provided Turkish governmental offices with reasons not to revoke the licenses.  Notwithstanding the explanations provided, in June 2018, the Turkish government cancelled all of Adur’s exploration and operating licenses with retroactive effect, rendering Westwater’s investment in Adur effectively worthless. While the Turkish authorities had variously issued, renewed and overseen these licenses for more than a decade, they asserted for the first time in June 2018 that the licenses were issued by mistake and that the Turkish government has a governmental monopoly over all uranium mining activities in Turkey, in violation of Westwater’s rights under Turkish and international law. Westwater reached out on numerous occasions in 2018 to the Turkish government to resolve the dispute amicably and to remedy its unlawful actions, but to no avail.

As a result, on December 13, 2018, Westwater filed before ICSID its arbitration request against the Republic of Turkey.  On December 21, 2018, ICSID registered Westwater’s Request for Arbitration. On May 1, 2019, the three-member ICISD Panel for the arbitration was established – one of the members was selected by Westwater, another was selected by Turkey, and the third Panel member (serving as Chair) was selected by the two party-appointed arbitrators.  On September 9, 2019, the ICSID Panel issued Procedural Order #1, which places the locale for the proceeding in Washington D.C., and sets numerous dates for both parties to make various filings.

On January 27, 2020, Westwater filed its Memorial, which is a document that sets out Westwater’s case.  On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding and on March 30, 2020, Westwater filed a response in opposition to Turkey’s request for bifurcation.  In Procedural Order #2 issued on April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request.  On May 13, 2020, Turkey filed with the arbitral tribunal a request, which Westwater elected not to oppose, to extend the date on which their Counter-Memorial must be filed (and to change dates for subsequent pleadings as well as document production and witness identification deadlines), which the arbitral tribunal approved on June 3, 2020.  As a result of these decisions by the tribunal, Turkey filed its Counter-Memorial on September 14, 2020. The hearing on the substantive issues and damages is scheduled for September 13-17, 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

Our common stock is traded on the Nasdaq Capital Market under the symbol “WWR.” As of February 1, 2021, there were 277 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements as of and for the two years ended December 31, 2020, and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” above.

INTRODUCTION

Westwater Resources, Inc. is a 44-year-old public company focused on battery graphite development. Originally incorporated in 1977 as Uranium Resources, Inc. to mine uranium in Texas, our company has been reborn as an energy materials developer. Westwater now is focused on battery-ready graphite materials after its acquisition of Alabama Graphite Corp. (“Alabama Graphite”) and its Coosa Graphite Project (“Coosa Project”) in Alabama in April 2018. Westwater recently discovered significant vanadium concentrations at the Coosa Project and has developed an exploration plan to further investigate the size and extent of those concentrations.

RECENT DEVELOPMENTS

Definitive Feasibility Study on the Coosa Graphite Project

On February 4, 2021, Westwater entered into a Master Services Agreement (the “Master Services Agreement”) with Samuel Engineering, Inc. (“Samuel”) for various engineering support and consulting services in connection with the Company’s Coosa Graphite Project definitive feasibility study (the “Feasibility Study”).

Under the terms of the Master Services Agreement and as a part of the Feasibility Study, Samuel will, among other things, conduct studies that address the Coosa Project’s location, raw materials, product quality, infrastructure and other preliminary assessments, which will provide cost estimates for Phases I and II of the Coosa Project, identify long-lead items and provide detailed specifications for these items to be ordered, as well as prepare designs and drawings for the detailed engineering phase prior to construction.

The DFS is scheduled to be completed by the end of the second quarter of FY2021.  Westwater plans to utilize the Definitive Feasibility Study as a basis for engaging financial institutions and to start the construction of the plant, which is anticipated for the end of 2021.  Completion of Phase I is planned for the end of 2022, with production anticipated in 2023.

Sale of Uranium Business

On December 31, 2020, Westwater Resources, Inc. (“Westwater”), its wholly owned subsidiary URI Neutron Holdings II, Inc. (“Neutron Holdings”), and enCore Energy Corp. (“enCore”) entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which Westwater and Neutron Holdings agreed to sell their subsidiaries engaged in the uranium business in Texas and New Mexico (the “Uranium Subsidiaries”) to enCore on the terms and subject to the conditions in the Purchase Agreement (the “Transaction”). The Transaction closed December 31, 2020.

At the closing of the Transaction, enCore delivered $0.7 million in cash and issued $1.8 million worth of its common shares to Westwater, valued at the volume weighted average price of enCore’s common shares for the ten trading days ending on and including December 30, 2020, and Westwater and Neutron Holdings transferred all of the equity interests in the Uranium Subsidiaries to enCore along with a copy of a database relating to the Grants Mineral Belt located in New Mexico. In addition, enCore delivered to Westwater a 2% net smelter return royalty on production from the uranium properties held by Uranco, Inc. in New Mexico at the time of the closing, and a 2.5% net profits interest on the profits from operations of Neutron Energy, Inc.’s Juan Tafoya and Cebolleta Projects. Pursuant to the terms of the Purchase Agreement, enCore has also agreed to replace the indemnification obligations of Westwater for certain reclamation surety bonds held in the name of URI, Inc., and Westwater will assign and transfer to enCore all rights to cash collateral held to secure such indemnity obligations.

Also, at the closing Westwater delivered $0.3 million in cash to enCore, which amount will be delivered in escrow to the lender under the loan made to URI, Inc. in May 2020 pursuant to the Small Business Administration Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The escrowed amount will be released to Westwater upon, and subject to, forgiveness of the PPP Loan under the terms of the CARES Act. In the event that all or a portion of the PPP Loan is ineligible for forgiveness, the lender will retain the escrowed amount up to the amount of the unforgiven portion of the PPP Loan, plus interest. No assurance is provided that URI, Inc. will obtain forgiveness of the PPP Loan in whole or in part.

The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. The closing of the Transaction was subject to various closing conditions, including, without limitation, the accuracy of the representations and warranties and certain customary and required governmental and stock exchange approvals.

Equity Financings

Significant Capital Raises in January and February 2021

During the month of January 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to the ATM Offering Agreement with Cantor Fitzgerald & Co.  These shares were sold pursuant to a prospectus supplement filed on December 4, 2020 pursuant to Rule 424(b)(5) as a takedown off the Company’s shelf registration statement which had been declared effective by the Securities and Exchange Commission on December 1, 2020.

Also, during the month of February 2021, the Company sold 0.9 million shares of common stock for net proceeds of $6.6 million pursuant to the December 2020 PA with Lincoln Park. These shares were sold pursuant to a Form S-3 registration statement filed pursuant to Rule 424(b)(3) and declared effective by the Securities and Exchange Commission on December 4, 2020.

The receipt of combined net proceeds in the amount of $53.9 million from these financing facilities has resulted in a cash balance of approximately $101 million at February 11, 2020.  The significant treasury balance has mitigated the Company’s capital risk through 2021 and 2022 as the Company’s budgeted pilot program for processing battery-grade graphite and the remaining budgeted product development costs are now fully funded, and the Company will be able to make substantial initial investment in the commercial graphite plant in the latter half of 2021.

December 2020 Purchase Agreement with Lincoln Park Capital, LLC (“Lincoln Park”)

On December 4, 2020, the Company entered into a Purchase Agreement with Lincoln Park (“the “December 2020 PA”) to place up to $100.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 36 months. The Company controls the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the December 2020 PA. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company's prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The agreement may be terminated by the Company at any time, in its sole discretion, without any additional cost or penalty.

The December 2020 PA specifically provides that the Company may not issue or sell any shares of its common stock under the agreement if such issuance or sale would breach any applicable rules of The Nasdaq Capital Market.  In particular, Nasdaq Listing Rule 5635(d) provides that the Company may not issue or sell more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the December 2020 PA without shareholder approval.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the December 2020 PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The Company did not sell any of its common stock to Lincoln Park under the December 2020 PA during 2020.  From January 1, 2021 to February 11, 2021, the Company sold 0.9 million shares of common stock for gross proceeds of $6.6 million.

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”)

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

During 2020, the Company sold 11.0 million shares of common stock for net proceeds of $49.9 million and from January 1, 2021 to February 5, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million under the ATM Offering Agreement.  As of February 5, 2021, the Company has no shares of common stock registered for sale under the ATM Offering Agreement.

Vanadium Target Identification

In late November 2018, Westwater announced the discovery of significant concentration of vanadium mineralization at several locations, hosted in the graphitic schists at the Company’s Coosa, Alabama Project. Westwater subsequently commenced the first of a four-phase exploration program designed to determine the extent, character and quality of the vanadium mineralization at Coosa. As announced by the Company on February 19, 2019, the first phase demonstrated widespread positive values for vanadium that extended beyond the Coosa graphite deposit, as defined in the 2015 Preliminary Economic Assessment for the Coosa Project. The second phase of this project is expected to begin during the first half of 2021. Scope for this effort includes drilling various targets to expand our knowledge of the geology, examining the core and/or cuttings for mineral constituents, and adding to our geologic model. In addition, vanadium mineralization is expected to be evaluated using extractive metallurgy techniques to ascertain any economic potential.

Turkish Government Taking of Temrezli and Sefaatli Licenses and Westwater’s Arbitration Filing

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

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the years ended December 31, 2020 and 2019 was $23.6 million and $10.6 million or $2.68 and $5.39 per share, respectively. The principal components of these year-over-year changes are as follows:

	For the year ended December 31,
	2020	2019

	(thousands of dollars)
Mineral property expenses	$(2,640)	$(2,736)
Product development expenses	(4,049)	(116)
General and administrative	(7,343)	(6,086)
Arbitration costs	(1,458)	(1,378)
Other operating expenses	(256)	(463)
Impairment of uranium properties	(5,200)	(143)
Non-operating income	(2,628)	357
Net Loss	$(23,574)	$(10,565)

Net Loss from discontinued operations	$(9,662)	$(4,561)

Net Loss from continuing operations	$(13,912)	$(6,004)

Mineral property expenses

Mineral property expenses for the year ended December 31, 2020 were $2.6 million, as compared with $2.7 million for the year ended December 31, 2019.

The following table details our mineral property expenses for the years ended December 31, 2020 and 2019.

	For the years ended December 31,
	2020	2019

	(thousands of dollars)
Restoration/Recovery expenses
Kingsville Dome project	$4	$—
Rosita project	(1)	(8)
Vasquez project	64	35
Total restoration/recovery expenses	67	27

Standby care and maintenance expenses
Kingsville Dome project	744	559
Rosita project	410	377
Vasquez project	361	368
Total standby care and maintenance expenses	1,515	1,304

Exploration and evaluation costs
Coosa project	—	52
Total exploration and evaluation costs	—	52

Land maintenance and holding costs	1,058	1,353

Total mineral property expenses	$2,640	$2,736

(Less) mineral property expenses from discontinued operations	(2,606)	(2,416)

Mineral property expenses from continued operations	$34	$320

For the year ended December 31, 2020, total mineral property expenses decreased by $0.1 million as compared with 2019. The majority of mineral property expenses for both years was attributable to the Company’s discontinued operations, primarily the uranium business segment that was sold to enCore at the end of 2020.

Product development expenses

For the period ended December 31, 2020, $4.0 million was spent on product development. Of that, approximately $3.2 million was related to the design, construction and operation of our graphite processing pilot program with the remaining attributable to product testing and other lab work, shipping, travel, and other auxiliary costs associated with the Coosa Project.

General and administrative expenses

Significant expenditures for general and administrative expenses for the years ended December 31, 2020 and 2019 were:

	For the year ended December 31,
	2020	2019
	(thousands of dollars)
Stock compensation expense	$367	$98
Salaries and payroll burden	3,110	2,389
Legal, accounting, and public company expenses	2,182	2,225
Insurance and bank fees	658	730
Consulting and professional services	234	96
Office expenses	471	373
Sales and marketing	271	44
Other expenses	50	131
Total general and administrative expenses	$7,343	$6,086

(Less) General and administrative expenses from discontinued operations	(1,665)	(1,612)

General and administrative expenses for continued operations	$5,678	$4,474

General and administrative expenses increased by approximately $1.3 million as compared with 2019. The primary drivers of this increase were the following:

●	$0.7 million increase in salaries and payroll burden
o	In July 2020, Westwater Resources appointed a new VP of Sales and Marketing. Costs from the initial candidate search and additional employee compensation and benefits since he began contributed to the increase in payroll costs in 2020 over 2019.
o	In the first quarter of 2020, the Company temporarily shut down its South Texas operations amid cash flow and financing uncertainties arising from COVID-19 and its effects on the capital market. As a result, reclamation projects fell behind schedule. To compensate, once facilities re-opened, several additional temporary employees were hired throughout the year leading to an increase in wages and hiring fees among other payroll expenses.
●	$0.3 million increase in stock compensation expense
o	The Board of Directors approved a new long-term incentive awards for the management team in June 2020. No employee stock options or RSUs were granted during 2019.
●	$0.2 million increase in Directors and Officers (D&O) insurance
o	Rates for D&O insurance nearly doubled in 2020 as compared with 2019.

Arbitration Costs

During 2020, Westwater incurred arbitration related legal and expert consulting costs of $1.5 million. This represents an increase of 6% or $0.1 million in costs associated with the Request for Arbitration against The Republic of Turkey filed with ICSID in December 2018. For further reference, see discussion above at Part I, Item 3 and in the Recent Developments section of this Part II, Item 7.

Impairment of uranium properties

During 2020 and 2019, the Company recorded impairments of $5.2 million and $0.1 million, respectively, to reduce the carrying value of certain uranium properties. The Company performs an impairment evaluation annually unless events or changes in circumstances indicate the related carrying value of long-lived assets may not be recoverable.  On September 1, 2020, the Company signed a binding LOI to sell its U.S. uranium assets to enCore Energy Corp. At September 30, 2020 an interim impairment review was performed in anticipation of the sale of Westwater’s uranium business to enCore. As a result, $5.2 million in impairment expense related to the Company’s long-lived uranium assets in south Texas and New Mexico was recognized in the third quarter of 2020. Impairments in 2019 were made solely to plant and equipment at the Kingsville Dome facility in South Texas.

Non-operating income and expenses

The Company recorded a $2.7 million non-operating loss and $0.3 million in non-operating income for 2020 and 2019 respectively. Non-operating expense for 2020 includes a $2.7 million loss on the sale of uranium assets to enCore. Significant activity during 2019 included the $0.7 million gain on the sale of uranium assets to Uranium Royalty Corp. in August 2019, a $0.7 million loss recorded from sale of marketable securities and a decrease in interest income of $0.4 million due to a lower principal balance outstanding on the Laramide Resources Ltd. promissory note in 2019 (“Laramide”).

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $15.2 million for the year ended December 31, 2020, as compared with $10.0 million for the same period in 2019. The $5.2 million increase in cash used was primarily due to the following:

●	$3.9 million increase in product development expenses; and
●	$1.3 million increase in general and administrative expenses;

Investing Activities

Net cash used in investing activities was $4.1 million for the year ended December 31, 2020, as compared with $3.8 million of cash provided by investing activities for the year ended December 31, 2019. The cash used in 2020 was primarily related to the transaction with enCore, including $3.7 million in restricted cash transferred to enCore and $0.3 million transferred to enCore for establishment of an escrow account for settlement of the PPP Loan. In 2019, the Company received note payments on the Laramide note in the amount of $0.8 million in cash. Additionally, the Company received net proceeds of $0.5 million from the sale of the Laramide securities and $2.5 million in net proceeds from the sale of uranium assets to URC in August 2019.

Financing Activities

Net cash provided by financing activities was $63.9 million for the year ended December 31, 2020 as compared with $6.7 million in 2019. Cash inflow for both years was from the sales of common stock through the Company’s Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), and the Lincoln Park Securities Purchase Agreement.

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

In 2016, the Company began to expand its business plan into acquisition and development of energy-related materials. Between 2016 and 2020 the Company obtained mineral leases in Nevada and Utah and evaluated a green-fields exploration program for lithium.  In 2018, the Company acquired Alabama Graphite Corp. and its Coosa Graphite Project for the purpose of developing the only commercial sized graphite mineral deposit in the contiguous United States and production of advanced graphite products for use in batteries. In the third quarter of 2020, as further discussed below and as further discussed in Note 3 to the accompanying financial statements, the Company made the strategic decision to focus most of its resources on its graphite business, discontinuing its investment in its lithium mineral properties and selling its uranium business.

As of December 31, 2020, execution of the business plan for development of the Coosa Graphite Project was underway, with the commissioning of pilots for processing flake graphite into battery-grade graphite products. The start-up of operations for those pilots commenced in the 4th quarter of 2020 and the Company expects the pilot program phase to last into mid-2021. The Company will use the data generated from the pilot operations to inform the requirements and specifications for building a commercial sized graphite processing facility. Pursuant to the Company’s Preliminary Economic Assessment of the Coosa Graphite Project as modified, financing required for the estimated capital expenditures to construct the commercial plant is approximately $120 million. Subject to financing, the Company expects the construction phase for the commercial plant to begin in the second half of 2021 and be completed in 2022. The Company expects to begin generating revenues from sales of advanced graphite products from the Coosa Graphite Project in 2023.

In furtherance of the Company’s strategic shift to graphite battery materials, on December 31, 2020 the Company entered into a securities purchase agreement (“Purchase Agreement”) to sell its U.S. uranium business, including its U.S. uranium exploration assets in New Mexico and idled production assets in Texas to enCore Energy Corp. (“enCore”) (see Note 3 to the accompanying financial statements). The transaction closed on December 31, 2020. The sale included the elimination of a $9.3 million bonding liability, the elimination of $5.2 million in asset retirement obligations, and the elimination of more than $4.0 million in annual expenditures related to reclamation and compliance costs at the Company’s Kingsville, Vasquez, and Rosita sites in South Texas and its New Mexico land holding costs. The Company received approximately US$1.8 million of enCore common stock and retained royalty interests on the New Mexico uranium properties as consideration for the sale. The Company retained its uranium interests in Turkey, which are subject to ongoing international arbitration proceeding. The Company’s strategic shift to focus solely on its graphite business also resulted in its decision not to renew its lithium mineral leases in Nevada and Utah when the annual rentals of approximately $0.2 million came due in late August 2020.

At December 31, 2020 the Company’s cash balances were $50.3 million. During the months of January and February 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to its Controlled Equity OfferingSM Sales Agreement with Cantor and 0.9 million shares of common stock for net proceeds of $6.6 million pursuant to the December 2020 PA with Lincoln Park (see Note 15 to the accompanying financial statements). The funding provided by this financing facility has resulted in a cash balance of approximately $101 million at February 11, 2021. Management believes the significant treasury balance has mitigated the Company’s capital risk through 2021 as the Company’s 2021 non-discretionary budget, budgeted graphite pilot program and the remaining budgeted product development initiatives are now fully funded. The Company is pursuing project financing to support primary funding of the capital expenditures for construction of the commercial plant set to occur in the second half of 2021.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. In addition to pursuing other project financing, the Company is evaluating the continued use of the Cantor and Lincoln Park financing facilities for use in funding any required contributions by the Company to support project financing for construction of the commercial graphite facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic could significantly impact the Company’s ability to raise funds through equity financing. In the event funds are not available for project financing to complete construction of the commercial facility in 2022, the Company will be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business strategies.

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

During 2020 and 2019, we recorded impairments of $5.2 million and $0.1 million, respectively, to reduce the carrying value of property, plant and mine equipment. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of uranium properties upon acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of uranium and graphite that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Westwater Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westwater Resources, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the (consolidated) financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loss on Sale and the fair value of consideration received from the sale of uranium properties

As described in Note 3 to the consolidated financial statements, the Company entered into a securities purchase agreement to sell its subsidiaries engaged in the uranium business in Texas and New Mexico to enCore Energy Corp. (“enCore”). During the third quarter, the Company signed a binding letter of intent with enCore and at that time management concluded that the assets and liabilities in the disposal group met the criteria to be classified as held for sale and the Company’s uranium segment met the criteria as a discontinued operation.  Management determined that the proposed terms of the transaction were an indicator of impairment of the long-lived uranium property, plant and equipment and recorded a $5.2 million impairment charge during the third quarter based on the estimated loss that would be recorded upon the close of the transaction.  On December 31, 2020, the Company closed on the sale with enCore.  At the closing of the transaction, enCore delivered $742,642 in cash and issued $1,795,000 worth of its common shares to the Company. In addition, enCore delivered to the Company a 2% net smelter return royalty (“NSR Royalty”) and a 2.5% net profits interest (“NPI”).  Lastly, the Company recorded $333,120 in contingent consideration for cash paid to enCore for the Paycheck Protection Program (PPP) Loan Escrow.  As a result, the Company recorded an additional charge of $2.67 million as a loss on sale at the close of the transaction.

We identified the determination of the fair value of the consideration received and the related recognition of a loss on sale to be a critical audit matter. The consideration from the seller included contingent, non-cash and cash consideration. The contingent consideration included the following: (1) the PPP Loan Escrow which was valued based on internal assumptions about the probability of loan forgiveness and (2) the NSR Royalty and NPI which were valued based on internal assumptions about estimated future cash flows. The non-cash consideration consisted of common stock of enCore. The fair value was determined based on a quoted market price of the enCore stock less a discount for lack of marketability (DOLM) due to a lock-up provision. The DOLM was based on a Black-Scholes model using both internal and external data, including estimated volatility. The determination of the fair value of the contingent and non-cash consideration required significant management judgment. Given the significant judgment in the determination of fair value of the contingent and non-cash consideration, a high degree of auditor judgment and increased extent of effort was required, including the need to involve our valuation specialists, when performing audit procedures to evaluate whether the fair value of the contingent and non-cash consideration was appropriately valued.

The following are the primary procedures we performed to address this critical audit matter:

To evaluate the fair value of the contingent and non-cash consideration received:

●	We tested the underlying documentation supporting management’s assumptions about the probability of the likelihood of URI, Inc.’s PPP Loan forgiveness under terms of the Coronavirus Aid, Relief, and Economic Security Act. We also tested the underlying significant components, such as total payroll costs and headcount amounts included in the loan forgiveness calculations.

●	We tested management’s assumptions about the likelihood of receiving future cash flows from the NSR and NPI which was based on future mine development and uranium prices.

●	We gained an understanding of the methodology used by management to calculate the DOLM and tested the key inputs into the Black-Scholes model, specifically the volatility. We compared the volatility to enCore’s historical stock prices and to publicly available data for comparable companies. We involved a valuation professional with specialized skills and knowledge who assisted in evaluating of the valuation methodology and common stock fair value.

To evaluate the loss on sale:

●	We compared the loss recorded in the fourth quarter of 2020 to the impairment recorded in the third quarter of 2020 and reconciled the change to supporting documentation to ensure recognition in the correct accounting period and appropriate classification of the loss on sale.

/s/ Moss Adams LLP

Denver, Colorado

February 12, 2021

We have served as the Company’s auditor since 2017.

WESTWATER RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

	December 31,	December 31,
	2020	2019
ASSETS

Current Assets:
Cash and cash equivalents	$50,315	$1,870
Available-for-sale securities, current	1,520	—
Prepaid and other current assets	754	491
Total Current Assets	52,589	2,361

Property, plant and equipment, at cost:
Property, plant and equipment	9,080	9,065
Less accumulated depreciation and depletion	(95)	(70)
Net property, plant and equipment	8,985	8,995
Operating lease right-of-use assets	353	470
Restricted cash	10	10
Assets held for sale, non-current	—	15,143
Total Assets	$61,937	$26,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,734	$852
Accrued liabilities	2,369	2,270
Operating lease liability - current	149	147
Current liabilities held for sale	—	900
Total Current Liabilities	4,252	4,169

Operating lease liability, net of current	214	332
Liabilities held for sale, non current	—	5,414
Total Liabilities	4,466	9,915

Commitments and Contingencies

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 19,172,020 and 3,339,541 respectively
Outstanding shares - 19,171,859 and 3,339,380 respectively	19	3
Paid-in capital	383,723	319,758
Accumulated other comprehensive loss	—	—
Accumulated deficit	(326,013)	(302,439)
Less: Treasury stock (161 and 161 shares, respectively), at cost	(258)	(258)
Total Stockholders’ Equity	57,471	17,064

Total Liabilities and Stockholders’ Equity	$61,937	$26,979

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

	For the Year Ended December 31,
	2020	2019

Operating Expenses:
Mineral property expenses	$(34)	$(320)
Product development expenses	(4,049)	(116)
General and administrative expenses	(5,678)	(4,474)
Arbitration costs	(1,458)	(1,378)
Depreciation and amortization	(17)	(6)
Total operating expenses	(11,236)	(6,294)

Non-Operating Income/(Expenses):
Loss on sale of marketable securities	—	(720)
Interest income	—	291
Loss/Gain on disposal of uranium assets	(2,665)	729
Other income (expense)	(11)	(10)
Total other income (expense)	(2,676)	290

Net Loss from Continuing Operations	(13,912)	(6,004)

Net Loss from Discontinued Operations	(9,662)	(4,561)

Net Loss	$(23,574)	$(10,565)

Other Comprehensive Income
Transfer to realized loss upon sale of available-for-sale securities	—	90
Comprehensive Loss	$(23,574)	$(10,475)

BASIC AND DILUTED LOSS PER SHARE	$(2.68)	$(5.39)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,799,190	1,961,086

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

				Accumulated
				Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total
Balances, January 1, 2019	1,436,555	$1	$313,012	$(90)	$(291,874)	$(258)	$20,791
Net loss	—	—	—	—	(10,565)	—	(10,565)
Common stock issued, net of issuance costs	1,902,593	2	6,650	—	—	—	6,652
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	393	—	97	—	—	—	97
Minimum withholding taxes on net share settlements of equity awards	—	—	(1)	—	—	—	(1)
Transfer to realized loss upon sale of available for sale securities	—	—	—	90	—	—	90
Balances, December 31, 2019	3,339,541	$3	$319,758	$—	$(302,439)	$(258)	$17,064
Net loss	—	—	—	—	(23,574)	—	(23,574)
Common stock issued, net of issuance costs	15,681,968	16	62,673	—	—	—	62,689
Common stock issued for commitment fees	150,000	—	925	—	—	—	925
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	511	—	367	—	—	—	367
Balances, December 31, 2020	19,172,020	$19	$383,723	$—	$(326,013)	$(258)	$57,471

The accompanying notes are an integral part of these consolidated financial statements.

WESTWATER RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in thousands of dollars)

	For the Year Ended December 31,
	2020	2019
Operating Activities:
Net loss	$(23,574)	$(10,565)
Reconciliation of net loss to cash used in operations:
Non-cash lease expense	2	9
Accretion of asset retirement obligations	201	390
Costs incurred for restoration and reclamation activities	(1,262)	(293)
Amortization of note receivable discount	—	(299)
Depreciation and amortization	(55)	73
Stock compensation expense	367	98
Impairment of uranium properties	5,200	143
Gain/loss on disposal of uranium properties	2,665	(729)
Gain on disposal of fixed assets	(21)	—
Loss on sale of marketable securities	—	720
Effect of changes in operating working capital items:
Decrease in prepaids and other assets	8	246
Increase in payables and accrued liabilities	1,286	158
Net Cash Used In Operating Activities	(15,183)	(10,049)

Cash Flows From Investing Activities
Cash transferred for disposal of uranium assets, net	(4,023)	2,470
Proceeds from the sale of securities, net	—	536
Proceeds from note receivable	—	750
Capital expenditures	(81)	—
Net Cash (Used In)/Provided By Investing Activities	(4,104)	3,756

Cash Flows From Financing Activities:
Proceeds from note payable	331	—
Issuance of common stock, net	63,614	6,652
Payment of minimum withholding taxes on net share settlements of equity awards	—	(1)
Net Cash Provided By Financing Activities	63,945	6,651

Net increase in cash, cash equivalents and restricted cash	44,658	358
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	5,667	5,309
Cash, Cash Equivalents and Restricted Cash, End of Period	$50,325	$5,667
Cash Paid During the Period for:
Interest	$7	$6
Supplemental Non-Cash Information with Respect to Investing and Financing Activities:
Securities received for payment of notes receivable – Laramide	—	750
Securities received from sale of uranium assets - enCore	1,520	—
Total Non-Cash Investing and Financing Activities for the Period	$1,520	$750

The accompanying notes are an integral part of these consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Available-for-Sale Securities

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

Asset Impairment

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows or upon an estimate of fair value that may be received in an exchange transaction. Future cash flows are estimated based on quantities of recoverable minerals, expected commodity prices, production levels and operating costs of production and capital, based upon the projected remaining future mineral production from each project. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of mineral that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is likely that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, mineral prices, production levels and operating costs of production and availability and cost of capital are each subject to significant risks and uncertainties.

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

	As of December 31,
(thousands of dollars)	2020	2019
Cash and cash equivalents	$50,315	$1,870
Restricted cash included in assets held for sale		3,787
Restricted cash not included in assets held for sale	10	10
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$50,325	$5,667

Funds deposited by the Company for collateralization of performance obligations are not available for the payment of general corporate obligations and are not included in cash equivalents. Restricted cash consists of cash held in escrow by escrow agents.

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2020 and 2019, and indicates the fair value hierarchy:

	December 31, 2020
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Available-for-sale securities, current	$—	$—	$1,520	$1,520
Total current assets recorded at fair value	$—	$—	$1,520	$1,520
Non-current Assets
Restricted cash not included in assets held for sale	$10	$—	$—	$10
Total non-current assets recorded at fair value	$10	$—	$—	$10

	December 31, 2019
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Non-current Assets
Restricted cash included in assets held for sale	$3,787	$—	$—	$3,787
Restricted cash not included in assets held for sale	10	—	—	10
Total non-current assets recorded at fair value	$3,797	$—	$—	$3,797

The Company determined the fair value of the available-for-sale securities (enCore shares) at December 31, 2020 using the Black-Scholes valuation methodology. As discussed in Note 3, this resulted in a discount for lack of marketability of $375,000 due to the 4-month holding period before shares could be sold. Key inputs included a risk-free rate of 0.09% based on 3-month US Treasury Bond yields and a volatility factor of 89.1.

Loss Per Share

Basic loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive. At December 31, 2020 and 2019, the Company had 421,457 and 235,407 respectively, in potentially dilutive securities.

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

These updates are effective beginning January 1, 2023, and the Company is currently evaluating ASU 2016-13 and ASU 2018-19 and the potential impact of adopting this guidance on its financial reporting.

2.	LIQUIDITY

The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. The Company expects to rely on debt and equity financing to fund its operations. The Company will also continue its cost reduction initiatives to identify ways to reduce its cash expenditures.

In 2016, the Company began to expand its business plan into acquisition and development of energy-related materials. Between 2016 and 2020 the Company obtained mineral leases in Nevada and Utah and evaluated a green-fields exploration program for lithium.  In 2018, the Company acquired Alabama Graphite Corp. and its Coosa Graphite Project for the purpose of developing the only commercial sized graphite mineral deposit in the contiguous United States and production of advanced graphite products for use in batteries. In the third quarter of 2020, as further discussed below and as further discussed in Note 3, the Company made the strategic decision to focus most of its resources on its graphite business, discontinuing its investment in its lithium mineral properties and selling its uranium business.

As of December 31, 2020, execution of the business plan for development of the Coosa Graphite Project was underway, with the commissioning of pilot programs for processing flake graphite into battery-grade graphite products. The start-up of operations for those pilots commenced in the 4th quarter of 2020 and the Company expects the pilot program phase to last into mid-2021. The Company will use the data generated from the pilot operations to inform the requirements and specifications for building a commercial sized graphite processing facility. Pursuant to the Company’s Preliminary Economic Assessment of the Coosa Graphite Project as modified, financing required for the estimated capital expenditures to construct the commercial plant is approximately $120 million. Subject to financing, the Company expects the construction phase for the commercial plant to begin in the second half of 2021 and be completed in 2022. The Company expects to begin generating revenues from sales of advanced graphite products from the Coosa Graphite Project in 2023.

In furtherance of the Company’s strategic shift to graphite battery materials, on December 31, 2020 the Company entered into a securities purchase agreement (“Purchase Agreement”) to sell its U.S. uranium business, including its U.S. uranium exploration assets in New Mexico and idled production assets in Texas to enCore Energy Corp. (“enCore”) (see Note 3). The transaction closed on December 31, 2020. The sale included the elimination of a $9.3 million bonding liability, the elimination of $5.2 million in asset retirement obligations, and the elimination of more than $4.0 million in annual expenditures related to reclamation and compliance costs at the Company’s Kingsville, Vasquez, and Rosita sites in South Texas and its New Mexico land holding costs. The Company received approximately US$1.8 million of enCore common stock and retained royalty interests on the New Mexico uranium properties as consideration for the sale. The Company retained its uranium interests in Turkey, which are subject to ongoing international arbitration proceeding. The Company’s strategic shift to focus solely on its graphite business also resulted in its decision not to renew its lithium mineral leases in Nevada and Utah when the annual rentals of approximately $0.2 million came due in late August 2020.

At December 31, 2020 the Company’s cash balances were $50.3 million. During the month of January 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) and 0.9 million shares of common stock for net proceeds of $6.6 million pursuant to the December 2020 PA with Lincoln Park (see Note 15). The funding provided by this financing facility has resulted in a cash balance of approximately $101 million at February 11, 2021. The Company is pursuing project financing to support primary funding of the capital expenditures for construction of the commercial plant set to occur in the second half of 2021.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. In addition to pursuing other project financing, the Company is evaluating the continued use of the Cantor and Lincoln Park financing facilities for use in funding any required contributions by the Company to support project financing for construction of the commercial graphite facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic could significantly impact the Company’s ability to raise funds through equity financing. In the event funds are not available for project financing to complete construction of the commercial facility in 2022, the Company will be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business strategies.

3.	ACQUISITIONS AND DISPOSALS

Sale of Uranium Business to enCore Energy

On December 31, 2020, Westwater, its wholly owned subsidiary URI Neutron Holdings II, Inc. (“Neutron Holdings”), and enCore Energy Corp. (“enCore”) entered into a securities purchase agreement (the “Purchase Agreement”) to sell their subsidiaries engaged in the uranium business in Texas and New Mexico (the “Uranium Subsidiaries”) to enCore. The transaction closed December 31, 2020.

At the closing of the transaction, enCore delivered $742,642 in cash and issued $1,795,000 worth of its common shares to Westwater and Westwater and Neutron Holdings transferred all of the equity interests in the Uranium Subsidiaries to enCore along with a copy of a database relating to the Grants Mineral Belt located in New Mexico. In addition, enCore delivered to Westwater a 2% net smelter return royalty (“NSR Royalty”) on production from the uranium properties held by Uranco, Inc. in New Mexico, and a 2.5% net profits interest (“NPI”) on the profits from operations of Neutron Energy, Inc.’s Juan Tafoya and Cebolleta Projects. Pursuant to the terms of the Purchase Agreement, enCore has also agreed to replace the indemnification obligations of Westwater for certain reclamation surety bonds held in the name of URI, Inc., and Westwater transferred to enCore all rights to $3,796,788 in cash collateral held to secure such indemnity obligations.

Also, at closing, in accordance with the terms of the Side Letter executed by the parties, Westwater delivered $333,120 in cash to enCore, which amount is to be delivered in escrow upon the request of the lender, Celtic Bank, under the loan made to URI, Inc. in May 2020 pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP Loan”). The escrowed amount will be released to Westwater upon, and subject to, forgiveness of the PPP Loan under the terms of the CARES Act. In the event that all or a portion of the PPP Loan is ineligible for forgiveness, Celtic Bank will retain the escrowed amount up to the amount of the unforgiven portion of the PPP Loan, plus interest. The PPP Loan forgiveness application was filed on January 25, 2021. Celtic Bank has 60 days from receipt of the PPP loan forgiveness application to issue a decision recommendation to the SBA. The SBA has 90 days from receipt of that application to confirm the forgiveness amount.

The divestiture of the uranium business was accounted for as an asset disposal and the non-cash consideration received from enCore was recorded at fair value. In accordance with the terms of the purchase agreement, non-cash consideration included the receipt of shares of enCore common stock in the amount of $1,795,000. The number of shares issued at closing was 2,571,598. The number of shares was determined by a pricing formula based on the volume weighted average price (“VWAP”) of enCore’s common shares for the ten trading days ending on and including December 30, 2020. The VWAP formula resulted in a price of $0.698.

For purposes of determining the fair value of the enCore shares, the Company used the closing price for enCore shares on December 31, 2020 which was $0.736, resulting in a value of approximately $1,895,000. The Company then determined that a discount for lack of marketability should be considered because (1) the shares were not be eligible for sale by Westwater until May 1, 2021, and (2) after May 1, 2021, the terms of the purchase agreement require WWR to offer enCore a first right to buy the shares if the amount to be sold in a single transaction is greater than 250,000 shares. Utilizing a precedent comparable transaction and Black-Scholes valuation methodology for fair value evaluation, the Company determined that a discount of 21%, or $375,000, should be applied to the shares. Accordingly, the carrying value of the shares has been adjusted to reflect a fair value of $1,520,000, and the discount was charged to loss on sale of uranium assets on the Consolidated Statement of Operations.

The cash paid to enCore for the PPP Loan escrow is considered contingent consideration for accounting purposes in accordance with ASC 810 – Consolidation and ASC 805 – Business Combinations. URI, Inc. used 100% of the loan proceeds for eligible payroll and payroll related expenses and provided all supporting documentation required to support the request for forgiveness. Although no assurance can be provided, the Company believes it is “probable”

that the loan will be 100% forgiven. Accordingly, the fair value of contingent consideration is deemed to be the carrying value of the $333,120 paid into escrow, and is classified as an account receivable at December 31, 2020.

Finally, due to the high degree of uncertainties surrounding future mine development and uranium prices, as well as limited marketability, the Company determined the fair value of the NSR Royalty and NPI to be nil.

The following fair value amounts have been recorded as purchase consideration:

(thousands of dollars)
Cash	$743
Transaction costs	(558)
Contingent consideration for PPP Loan escrow	333
enCore common stock	1,520
Total Consideration Received	$2,038

The Company recorded the following loss on disposal of uranium properties within its Consolidated Statement of Operations:

(thousands of dollars)
Total Consideration Received	$2,038
Carrying value of uranium property, plant and equipment	(6,204)
Restricted Cash	(3,797)
Other assets	(579)
Asset retirement obligation	5,239
Note Payable (PPP loan)	333
Other liabilities	305
Loss on disposal of Uranium Entities	$(2,665)

The loss was primarily related to resolution of transaction issues and final negotiations in the fourth quarter leading up to the transaction closing on December 31, 2020.

Disposal of Uranium Assets

On March 5, 2019, the Company entered into an Asset Purchase Agreement with Uranium Royalty (USA) Corp. and Uranium Royalty Corp. (together “URC”) for the sale of four of its royalty interests on future uranium production from mineral properties located in South Dakota, Wyoming and New Mexico, as well as the remaining amount of the Laramide promissory note in the amount of $2.0 million as discussed below, for $2.75 million, including $0.5 million paid at signing. On June 28, 2019, Westwater and URC entered into an Amendment to the Asset Purchase Agreement. The Amendment extended the date for closing from July 31, 2019 to August 30, 2019. URC delivered an additional $1.0 million as deposit to the Company upon signing the Amendment. The transaction closed on August 30, 2019 at which time the Company transferred ownership of the royalties and promissory note in exchange for the final payment of $1.25 million.

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

5.	PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at December 31, 2020
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	$8,972	$-	$8,972
Other property, plant and equipment	-	13	13
Total Property, Plant and Equipment	$8,972	$13	$8,985

	Net Book Value of Property, Plant and Equipment at December 31, 2019
(thousands of dollars)	Texas	Alabama	New Mexico	Corporate	Total
Uranium plant	$3,112	$-	$-	$-	$3,112
Mineral rights and properties	-	8,972	7,806	-	16,778
Other property, plant and equipment	424	-	-	23	447
Total Property, Plant and Equipment	$3,536	$8,972	$7,806	$23	$20,337
(Less) property, plant and equipment included in assets held for sale	(3,536)		(7,806)		(11,342)
Net Property, Plant and Equipment	$-	$8,972	$0	$23	$8,995

Graphite Properties

(Note: Acreage amounts are unaudited.)

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

Impairment of Property, Plant and Equipment

The Company recorded the following impairment charges for 2020 and 2019 related to its uranium projects and processing facilities:

	For the years ended December 31,
	2020	2019

	(thousands of dollars)
Kingsville Dome project	$101	$143
Rosita project	1,161	—
Cebolleta/Juan Tafoya project	3,938	—
Total Impairment	$5,200	$143

Estimates and assumptions used to assess recoverability of the Company’s long-lived assets and measure fair value of its mineral properties are subject to risk uncertainty. Changes in these estimates and assumptions could result in the impairment of the Company’s long-lived assets. Events that could result in the impairment of the Company’s long-lived assets include, but are not limited to, decreases in the future mineral prices, decreases in the estimated recoverable minerals and any event that might otherwise have a material adverse effect on its costs.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of uranium properties upon acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of minerals that will be obtained after taking into account losses during processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. On September 1, 2020, the Company signed a binding LOI to sell its U.S. uranium assets to enCore Energy Corp. At September 30, 2020 an interim impairment review was performed in anticipation of the sale of Westwater’s uranium business to enCore. As a result, $5.2 million in impairment expense related to the Company’s long-lived uranium assets in south Texas and New Mexico was recognized in the third quarter of 2020.

Mineral Property Expenses

During the years ending December 31, 2020 and 2019, the Company’s total mineral property expense was $2.6 and $2.7 million, respectively. Included within mineral property costs are standby, land maintenance and holding, exploration and evaluation costs for all properties. The Company spent the following amounts for each of its material properties:

	For the year ended December 31,
	2020	2019

	(thousands of dollars)
Kingsville Dome project, Texas	$907	$716
Rosita project, Texas	464	530
Vasquez project, Texas	600	495
Other projects	20	(4)
Total Texas projects	1,991	1,737

Cebolleta project, New Mexico	390	440
Juan Tafoya project, New Mexico	224	223
West Largo	—	13
Total New Mexico projects	614	676

Columbus Basin project, Nevada	—	126
Total Nevada projects	—	126

Sal Rica project, Utah	1	111
Total Utah projects	1	111

Coosa project, Alabama	34	86
Total Alabama projects	34	86

Total mineral property expenses for the period	$2,640	$2,736

(Less) Mineral Property expenses from discontinued operations	(2,606)	(2,416)

Mineral property expenses for continued operations	$34	$320

6. ASSET RETIREMENT OBLIGATION

The following table summarizes the changes in the reserve for future restoration and reclamation costs on the balance sheet:

	December 31,	December 31,
(thousands of dollars)	2020	2019
Balance, beginning of period	$6,300	$6,203
Liabilities settled	(1,262)	(293)
Accretion expense	201	390
Balance, end of period	5,239	6,300
Less: Obligation transferred to enCore	(5,239)
Less: ARO included in current liabilities held for sale	—	(894)
ARO included in liabilities held for sale, non-current	$—	$5,406

ARO is primarily comprised of estimated reclamation costs related to ISR projects in South Texas. On December 31, 2020, the Company closed the sale of its US uranium assets to enCore Energy. With the sale, enCore assumed all liabilities for the purchased subsidiaries, including the $6 million in asset retirement obligations for the south Texas uranium projects. At December 31, 2020, there is no ARO recorded for the Coosa Graphite Deposit as there has been only minimal environmental disturbance due to exploration which has since been reclaimed.

7.	ACCRUED LIABILITIES

Accrued liabilities on the balance sheet consisted of:

	December 31,
	2020	2019

	(thousands of dollars)
Royalties payable (1)	1,151	1,166
Other Accrued Liabilities	1,218	1,104
Accrued Liabilities	$2,369	$2,270

(1)	Royalties payable were derived during prior years of production. Liabilities do not accrue interest or have a stated maturity date.
8.	STOCKHOLDER’S EQUITY

Common Stock Issued, Net of Issuance Costs

December 2020 Purchase Agreement with Lincoln Park Capital, LLC (“Lincoln Park”)

On December 4, 2020, the Company entered into a Purchase Agreement with Lincoln Park (“the “December 2020 PA”) to place up to $100.0 million in the aggregate of the Company's common stock on an ongoing basis when required by the Company over a term of 36 months. The Company controls the timing and amount of any sales to Lincoln Park, and Lincoln Park is obligated to make purchases in accordance with the December 2020 PA. Any common stock that is sold to Lincoln Park will occur at a purchase price that is based on an agreed upon fixed discount to the Company's prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The agreement may be terminated by the Company at any time, in its sole discretion, without any additional cost or penalty.

The December 2020 PA specifically provides that the Company may not issue or sell any shares of its common stock under the agreement if such issuance or sale would breach any applicable rules of The Nasdaq Capital Market.  In particular, Nasdaq Listing Rule 5635(d) provides that the Company may not issue or sell more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the December 2020 PA without shareholder approval.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the December 2020 PA if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The Company did not sell any of its common stock to Lincoln Park under the December 2020 PA during 2020.  From January 1, 2021 to February 11, 2021, the Company sold 0.9 million shares of common stock for gross proceeds of $6.6 million.

May 2020 Purchase Agreement with Lincoln Park

On May 21, 2020, the Company entered into a Purchase Agreement with Lincoln Park, as amended on May 29, 2020 (the “May 2020 PA”), to place up to $12.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months, which agreement was authorized by the Company’s shareholders at its 2020 annual meeting. As an initial purchase on May 21, 2020, Lincoln Park bought $250,000 worth of the Company’s common stock at a price of $1.2989 per share. The Company issued 156,250 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of common stock under the May 2020 PA.

On May 21, 2020, the Company entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on June 26, 2020 relating to the resale of an initial tranche of 1.97 million shares subject to the May 2020 PA. As of September 30, 2020, the Company had sold 1.8 shares of common stock for gross proceeds of $3.8 million, of which 1.6 million shares of common stock and gross proceeds of $3.5 million was sold in the three months ended September 30, 2020. The Company filed a second registration statement on Form S-1 relating to the resale of 3.2 million shares which was declared effective on October 2, 2020, and sold 1.1 million shares for gross proceeds of $8.2 million in October 2020. With the October 2020 sales, the $12.0 million sales capacity of the 2020 Purchase Agreement was reached and the agreement terminated.

2019 Purchase Agreement (“2019 Purchase Agreement”) with Lincoln Park

On June 6, 2019, the Company entered into the 2019 Purchase Agreement with Lincoln Park to place up to $10.0 million in the aggregate of the Company’s common stock on an ongoing basis when required by the Company over a term of 24 months. On August 6, 2019 the Company’s shareholders approved the sale of up to 3.2 million shares of common stock under the 2019 Purchase Agreement. Following effectiveness of a registration statement on Form S-1 relating to the resale of the shares subject to the 2019 Purchase Agreement on June 18, 2019, the Company began selling shares of its common stock to Lincoln Park under the terms of the 2019 Purchase Agreement. On September 11, 2019, October 28, 2019 and February 28, 2020 the Company filed subsequent registration statements on Form S-1, which were declared effective on September 20, 2019, November 7, 2019 and March 6, 2020, respectively, registering for resale additional shares under the 2019 Purchase Agreement. During 2019, the Company sold 1.7 million shares of common stock for gross proceeds of $5.8 million. During 2020, the Company sold 1.5 million shares for gross proceeds of $1.9 million. The 2019 Purchase Agreement was terminated in May 2020 with historical sales of 3.2 million shares of common stock for gross proceeds of $7.7 million.

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

Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”)

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

During 2019, the Company sold 0.1 million shares of common stock for net proceeds of $0.4 million under the ATM Offering Agreement. During 2020, the Company sold 11.0 million shares of common stock for net proceeds of $49.9 million and from January 1, 2021 to February 5, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million under the ATM Offering Agreement.  As of February 5, 2021, the Company has no shares of common stock registered for sale under the ATM Offering Agreement.

Warrants

The following table summarizes warrants outstanding and changes during the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

	Number of	Number of
	Warrants	Warrants
Warrants outstanding at beginning of period	197,622	15,107
Issued	—	182,515
Expired	(15,107)	—
Exercised	(182,515)	—
Warrants outstanding at end of period	—	197,622

On October 6, 2020, a warrant holder of 182,515 warrants provided notice of exercise. The warrant holder elected the cashless exercise method to convert the warrants to shares of common stock. Based on the cashless exercise formula, the Company issued the warrant holder 118,799 shares of common stock.

9.	STOCK BASED COMPENSATION

Stock-based compensation awards consist of stock options, restricted stock units and bonus shares issued under the Company’s equity incentive plans which include: the 2013 Omnibus Incentive Plan (the “2013 Plan”) and the Amended and Restated 2004 Directors’ Stock Option and Restricted Stock Plan (the “2004 Directors’ Plan”). Upon approval of the 2013 Plan by the Company’s stockholders on June 4, 2013, the Company’s authority to grant new awards under all plans other than the 2013 Plan was terminated. On July 18, 2017, April 18, 2019 and April 28, 2020, the Company’s stockholders approved amendments to the 2013 Plan to increase the authorized number of shares of common stock available and reserved for issuance under the 2013 Plan by 20,000 shares, 66,000 shares and 350,000 shares respectively and in 2017 re-approve the material terms of the performance goals under the plan. Under the 2013 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), unrestricted stock, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards and cash bonus awards to eligible persons. The maximum number of the Company’s common stock that may be reserved for issuance under the 2013 Plan is currently 416,278 shares of common stock, plus unissued shares under the prior plans. Equity awards under the 2013 Plan are granted from time to time at the discretion of the Compensation Committee of the Board (the “Committee”), with vesting periods and other terms as determined by the Committee with a maximum term of 10 years. The 2013 Plan is administered by the Committee, which can delegate the administration to the Board, other Committees or to such other officers and employees of the Company as designated by the Committee and permitted by the 2013 Plan.

As of December 31, 2020, 58,585 shares were available for future issuances under the 2013 Plan. For the years ending December 31, 2020 and 2019, the Company recorded stock-based compensation expense of $0.4 million and $0.1 million, respectively. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 50,168 replacement options and warrants to the option and warrant holders of Alabama Graphite. The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.0016. The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.0016 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of December 31, 2020, there were 2,000 replacement options and no replacement warrants outstanding.

Stock Options

Stock options are valued using the Black-Scholes option pricing model on the date of grant. The Company estimates forfeitures based on historical trends.

The following table summarizes stock options outstanding and changes during the years ended December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	37,786	$37.42	19,170	$80.00
Granted	149,801	1.67	20,942	19.25
Expired	(2,533)	93.80	(1,777)	78.00
Canceled or forfeited	—	—	(549)	19.25
Stock options outstanding at end of period	185,054	$7.70	37,786	$37.42
Stock options exercisable at end of period	35,253	$33.37	37,786	$37.42

The following table summarizes stock options outstanding and exercisable by stock option plan at December 31, 2020:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	92	$1,638.00	92	$1,638.00
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	158,962	6.57	33,158	25.47
2020 Inducement Grant	23,997	2.08	—	—
Replacement Options-Alabama Graphite	2,000	75.08	2,000	—
	185,054	$7.70	35,253	$33.37

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

The following table summarizes RSU activity for the years ending December 31, 2020 and 2019:

	December 31,		December 31,
	2020		2019
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	511	$70.00	2,260	$70.00
Granted	236,403	2.10	—	—
Forfeited	—	—	(1,749)	70.00
Vested	(511)	70.00	—	—
Unvested RSUs at end of period	236,403	$2.10	511	$70.00

10.	FEDERAL INCOME TAXES

'The Company recognizes future tax assets and liabilities for each tax jurisdiction based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates expected to be in effect when the taxes are paid or recovered. A valuation allowance is provided against net future tax assets for which the Company does not consider the realization of such assets to meet the required “more likely than not” standard.

The Company’s future tax assets and liabilities at December 31, 2020 and 2019 include the following components:

	December 31,
	2020	2019

	(thousands of dollars)
Deferred tax assets:
Non‑Current:
Net operating loss carryforwards	$16,009	$13,795
Mineral properties	3,177	11,682
Accrued vacation	18	22
Capital loss carryforwards	22,176	393
Restoration reserves	—	1,565
Capitalized transaction costs	1,138	1,162
Other	3,686	4,243
Deferred tax assets	46,204	32,862
Valuation allowance	(46,204)	(32,862)
Net deferred tax assets	—	—

Deferred tax liabilities	—	—

Net deferred tax asset (liability)	$—	$—

The composition of the valuation allowance by tax jurisdiction is summarized as follows:

	December 31,
	2020	2019

	(thousands of dollars)
United States	$34,190	$20,783
Australia	5,380	5,203
Turkey	6,634	6,876
Total valuation allowance	$46,204	$32,862

The valuation allowance increased $13.3 million from the year ended December 31, 2019 to the year ended December 31, 2020. There was an increase in the net deferred tax assets, net operating loss carryforwards (“NOLs”), equity-based compensation and exploration spending on mineral properties. Additionally, the merger with Alabama Graphite Corporation increased the net deferred tax assets. The decrease in net deferred tax assets resulted primarily from expiring US net operating loss carryforwards and US section 382 limitations.

In December 2017, the United States enacted comprehensive tax reform legislation known as the “Tax Cuts and Jobs Act’ that, among other things, reduces the U.S. Federal corporate income tax rate from 35% to 21% and implements a territorial tax system, but imposes an alternative ‘base erosion and anti-abuse tax’ (‘BEAT’), and incremental tax on global intangible low tax foreign income (‘GILTI’) effective January 1, 2018. The Company has selected an accounting policy with respect to both the new BEAT and GILTI rules to compute the related taxes in the period the Company become subject to these rules. There were no inclusions of either taxes during the year ended December 31, 2020.

Because the Company does not believe it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100% valuation against the net deferred tax assets.

At December 31, 2020, the Company had U.S. net operating loss carryforwards of approximately $119 million which expire from 2021 to indefinite availability. As a result of the Tax Cuts and Jobs Act of 2017, U.S. net operating losses generated in years ending after 2017 have an indefinite carryforward rather than the previous 20-year carryforward. This does not impact losses incurred in years ended in 2017 or earlier. The U.S. net operating loss carryforward included approximately $1.6 million associated with the Alabama Graphite merger. At December 31, 2020, the Company had U.S. capital loss carryforwards of approximately $104.4 million, which expire from 2022 to 2025. In addition, at December 31, 2019, the Company had Australian net operating loss carryforwards of $17.1 million, including approximately $13.3 million associated with the Anatolia Transaction which are available indefinitely, subject to continuing to meet relevant statutory tests. In Turkey, the Company had net operating loss carryforwards of approximately $3.8 million, which expire from 2021 to 2024.

Section 382 of the Internal Revenue Code could apply and limit the Company’s ability to utilize a portion of the U.S. net operating loss carryforwards. Following the issuance of the Company’s Common Stock in 2001, the Neutron merger in 2012, the Anatolia Transaction in 2015 and the Alabama Graphite acquisition in 2018, the ability to utilize the net operating loss carryforwards will be severely limited on an annual and aggregate basis. A formal Section 382 study would be required to determine the actual allowable usage of US net operating loss carryforwards. However, based on information currently available, the Company currently estimates that $80 million of the US net operating losses will not be able to be utilized and have reduced the Company’s deferred tax asset accordingly. This resulted in a decrease in the valuation allowance.

For financial reporting purposes, loss from operations before income taxes consists of the following components:

	For the calendar year ended December 31,
	2020	2019

	(thousands of dollars)
United States	$(13,882)	$(5,869)
Australia	8	(6)
Turkey	(39)	(129)
	$(13,913)	$(6,004)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	Year ended December 31,
	2020	2019

	(thousands of dollars)
Net loss	$(13,913)	$(6,004)
Statutory tax rate	21%	21%
Tax recovery at statutory rate	(2,922)	(1,261)
State tax rate	938	(238)
Foreign tax rate	1	(5)
Change in US tax rates	309	(1,855)
Other adjustments	(9)	(101)
Capital loss carryforward adjustment	(21)	388
Operating loss carryforward adjustment	(218)	(964)
Operating loss Section 382 adjustment	978	—
Anatolia Energy Ltd Share issue Cost adjustment	270	—
Alabama Graphite Corporation conversion to US entity	—	1,999
Derivative tax adjustment	—	(590)
Nondeductible write‑offs	7	(55)
Sale of Uranium Entities	(10,553)
Change in valuation allowance	11,220	2,682
Income tax expense (recovery)	$—	$—

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

11.	COMMITMENTS AND CONTINGENCIES

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

The components of lease expense were as follows:

Year ended
December 31,
(thousands of dollars)	2020
Operating Lease Cost
Continuing Operations	$155
Discontinued Operations	6
$161

Supplemental cash flow information related to leases was as follows:

Year ended
(thousands of dollars)	December 31, 2020

Cash flows from operating leases	$153

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$353

Supplemental balance sheet information related to leases was as follows:

(thousands of dollars, except lease term and discount rate)	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$353

Current portion of lease liabilities	$149
Operating lease liabilities – long term portion	214
Total operating lease liabilities	$363

December 31,
2020
Weighted Average Remaining Lease Term (in years)	3.0

Discount Rate	9.5%

Maturities of lease liabilities are as follows:

Lease payments by year (in thousands)	December 31, 2020
2021	$156
2022	158
2023	92
Total lease payments	406
(Less) imputed interest	(43)
Total	$363

As of December 31, 2020, the company has $0.4 million in right-of-use assets and $0.4 million in related lease liabilities ($0.1 million of which is current). The most significant operating lease is for its corporate office in Centennial, Colorado, with $0.4 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.4 million.

13. GEOGRAPHIC AND SEGMENT INFORMATION

In addition to its corporate operations, the Company currently operates a graphite battery-materials reportable segment. During 2020, the Company made the strategic decision to sell its uranium business and discontinue its lithium business, both of which conducted exploration, standby operations and restoration and reclamation activities. As a result, the Company re-classed all uranium and lithium business activities as discontinued operations.

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

The tables below provide a breakdown of the long-term assets by reportable segments as of December 31, 2020 and 2019:

	December 31, 2020
(thousands of dollars)	Corporate	Graphite	Total
Net property, plant and equipment	$13	$8,972	$8,985
Restricted cash	—	10	10
Operating Lease Right of Use Assets	353	—	353
Total long-term assets	$366	$8,982	$9,348

	December 31, 2019
(thousands of dollars)	Corporate	Graphite	Total
Net property, plant and equipment	$23	$8,972	$8,995
Restricted cash	—	10	10
Operating Lease Right of Use Assets	470	—	470
Total long-term assets	$493	$8,982	$9,475

The tables below provide a breakdown of the reportable segments for the years ended December 31, 2020 and 2019. Non-mining activities and other administrative operations are reported in the Corporate column.

	Year Ended
	December 31, 2020
(thousands of dollars)	Corporate	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$34	$34
Product development expenses	—	4,049	4,049
General and administrative	5,204	474	5,678
Arbitration expenses	1,458	—	1,458
Depreciation and amortization	17	—	17
Total	6,679	4,557	11,236
Loss from continuing operations	(6,679)	(4,557)	(11,236)
Other expense	(2,676)	—	(2,676)
Loss before taxes	$(9,355)	$(4,557)	$(13,912)

	Year Ended
	December 31, 2019
(thousands of dollars)	Corporate	Graphite	Total
Statement of Operations
Mineral property expenses	$—	$320	$320
Product development expenses	—	116	116
General and administrative	4,131	343	4,474
Arbitration expenses	1,378	—	1,378
Depreciation and amortization	6	—	6
Total	5,515	779	6,294
Loss from continuing operations	(5,515)	(779)	(6,294)
Other (expense)	290	—	290
Loss before taxes	$(5,225)	$(779)	$(6,004)

14. DISCONTINUED OPERATIONS

In the third quarter of 2020, the Company made the strategic decision to focus its resources on its graphite business, as further discussed below, and discontinue its investment in its lithium business. On December 31, 2020 the Company entered into a securities purchase agreement pursuant to which it agreed to sell its subsidiaries engaged in the uranium business in Texas and New Mexico to enCore Energy. The transaction closed on December 31, 2020. The Company’s lithium business included mineral leases and water rights in Nevada and Utah. The Company elected not to renew the annual lease rentals on the mineral properties, which also voids the water rights.

In accordance with ASC 205-20 – “Discontinued Operations,” the enCore transaction represents a major strategic shift for Westwater and indicates the need to re-classify the Company’s uranium activities as discontinued operations and disclose the associated profit/loss of the Company’s uranium business as a separate line-item on the Company’s statement of operations for all periods presented. Accordingly, the Company’s uranium segment has been classified as a discontinued operation and is reported separate from continuing operations on the Consolidated Statement of Operations for all periods presented.

The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. As a result, the assets and liabilities in the disposal group are classified as held for sale for all periods presented on the Condensed Consolidated Balance Sheet.

The carrying amounts of the major classes of assets and liabilities related to the Company’s discontinued uranium and lithium operations and classified as held for sale as of December 31, 2020 and 2019 were as follows:

	December 31,	December 31,
(thousands of dollars)	2020	2019
Net property, plant and equipment	$—	$11,342
Operating lease right-of-use assets	—	14
Restricted cash	—	3,787
Assets Held for Sale, non-current	—	15,143

Total Assets Held for Sale	$—	$15,143

Asset retirement obligations - current	$—	$894
Operating lease liability - current	—	6
Current Liabilities Held for Sale	—	900

Asset retirement obligations, net of current	—	5,406
Operating lease liability, net of current	—	8
Liabilities Held for Sale, non-current	—	5,414

Total Liabilities Held for Sale	$—	$6,314

The results of the Company’s uranium and lithium business segments included in discontinued operations for the years ended December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31,
(thousands of dollars)	2020	2019
Mineral property expenses	$(2,606)	$(2,416)
Product development expenses	—	—
General and administrative expenses	(1,665)	(1,612)
Arbitration costs	—	—
Accretion of asset retirement obligations	(201)	(390)
Depreciation and amortization	(38)	(67)
Impairment of uranium properties	(5,200)	(143)
Loss on sale of marketable securities
Interest income	10	65
Gain on sale of fixed assets	21	2
Other income (expense)	17	—
Net Loss from Discontinued Operations	$(9,662)	$(4,561)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS	$(1.10)	$(2.33)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,799,190	1,961,086

Our cash flow information for 2020 and 2019 included the following activities related to discontinued operations:

	For the Year Ended
	December 31,
(thousands of dollars)	2020	2019
Depreciation and amortization	$38	$67
Capital Expenditures	81	-
Accretion of asset retirement obligations	201	390
Impairment of uranium properties	5,200	143

15. SUBSEQUENT EVENT

During the month of January 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to the ATM Offering Agreement with Cantor Fitzgerald & Co.  These shares were sold pursuant to a prospectus supplement filed on December 4, 2020 pursuant to Rule 424(b)(5) as a takedown off the Company’s shelf registration statement which had been declared effective by the Securities and Exchange Commission on December 1, 2020.

Also, during the month of February 2021, the Company sold 0.9 million shares of common stock for net proceeds of $6.6 million pursuant to the December 2020 PA with Lincoln Park. These shares were sold pursuant to a Form S-3 registration statement filed pursuant to Rule 424(b)(3) and declared effective by the Securities and Exchange Commission on December 4, 2020.

The receipt of combined net proceeds in the amount of $53.9 million from these financing facilities has resulted in a cash balance of approximately $101 million at February 11, 2020.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This evaluation was based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in 1992. The Company is in the process of adopting the COSO 2013 framework, and management expects to complete the transition from the COSO 1992 framework to the 2013 framework in 2021. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
1.1

Controlled Equity OfferingSM Sales Agreement, dated April 14, 2017, between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017).

2.1

Securities Purchase Agreement, dated December 31, 2020, by and among enCore Energy Corp., the Company and URI Neutron Holdings II, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 31,2020).

3.1

Restated Certificate of Incorporation of the Company, as amended through April 22, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).

3.2

Amended and Restated Bylaws of the Company, as amended August 21, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

4.1	Description of Securities

10.1*	Westwater Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2005).[4]

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

10.9*

Form of Inducement Grant Restricted Stock Unit Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on November 23, 2020, SEC File No. 333-250866).

10.10*

Form of Inducement Grant Stock Option Agreement under the Company’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on November 23, 2020, SEC File No. 333-250866).

10.11*

Employment Agreement, dated March 12, 2013, between the Company and Christopher M. Jones (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.12*

Employment Agreement, effective June 14, 2013, between the Company and Jeffrey L. Vigil (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.13*

First Amendment to Employment Agreement, effective May 22, 2017, between the Company and Jeffrey L. Vigil (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

10.14

Purchase Agreement, dated December 4, 2020, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2020).

10.15

Registration Rights Agreement, dated December 4, 2020, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 4, 2020).

10.16	Master Service Agreement, dated February 4, 2021, between the Company and Samuel Engineering, Inc.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certifications of Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2021

WESTWATER RESOURCES, INC.

By:	/s/ Christopher M. Jones
Christopher M. Jones,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Christopher M. Jones
Christopher M. Jones,	February 12, 2021
President, Chief Executive Officer

/s/ Jeffrey L. Vigil
Jeffrey L. Vigil,	February 12, 2021
Vice President—Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terence J. Cryan
Terence J. Cryan,	February 12, 2021
Chairman

/s/ Tracy D. Pagliara
Tracy D. Pagliara,	February 12, 2021
Director

/s/ Karli S. Anderson
Karli S. Anderson,	February 12, 2021
Director

/s/ Deborah A. Peacock
Deborah A. Peacock,	February 12, 2021
Director