Form 10-Q
period 2021-03-31
WESTWATER RESOURCES, INC.
filed 2021-05-12
CIK 839470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

(303) 531-0516

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	WWR	NYSE American Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding
Common Stock, $0.001 par value	32,336,315 as of May 12, 2021

WESTWATER RESOURCES, INC.

7

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands of dollars, except share amounts)

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$117,861	$50,315
Equity securities	1,713	1,520
Prepaid and other current assets	750	754
Total Current Assets	120,324	52,589

Property, plant and equipment, at cost:
Property, plant and equipment	9,079	9,080
Less accumulated depreciation and depletion	(96)	(95)
Net property, plant and equipment	8,983	8,985
Operating lease right-of-use assets	322	353
Restricted cash	—	10
Total Assets	$129,629	$61,937

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,881	$1,734
Accrued liabilities	2,191	2,369
Operating lease liability - current	150	149
Total Current Liabilities	5,222	4,252

Operating lease liability, net of current	182	214
Total Liabilities	5,404	4,466

Commitments and Contingencies

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $.001 par value;
Issued shares – 32,336,476 and 19,172,020 respectively
Outstanding shares - 32,336,315 and 19,171,859 respectively	32	19
Paid-in capital	455,854	383,723
Accumulated deficit	(331,403)	(326,013)
Less: Treasury stock (161 shares), at cost	(258)	(258)
Total Stockholders’ Equity	124,225	57,471

Total Liabilities and Stockholders’ Equity	$129,629	$61,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in thousands of dollars, except share and per share amounts)

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Operating Expenses:
Product development expenses	$(1,823)	$(126)
Exploration expenses	(145)	—
General and administrative expenses	(2,084)	(1,362)
Arbitration costs	(1,532)	(669)
Depreciation and amortization	(1)	(2)
Total operating expenses	(5,585)	(2,159)

Non-Operating Income/(Expenses):
Unrealized gain on equity securities	193	—
Other income (expense)	2	(3)
Total other income (expense)	195	(3)

Net Loss from continuing operations	(5,390)	(2,162)

Net Loss from discontinued operations	—	(1,125)

Net Loss	$(5,390)	$(3,287)

BASIC AND DILUTED LOSS PER SHARE	$(0.19)	$(0.82)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,597,938	4,004,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL CASH FLOW INFORMATION

(expressed in thousands of dollars)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(5,390)	$(3,287)
Reconciliation of net loss to cash used in operations:
Accretion of asset retirement obligations	—	106
Costs incurred for restoration and reclamation activities	—	(26)
Depreciation and amortization	1	13
Stock compensation expense	91	—
Unrealized (gain) on equity securities	(193)	—
Effect of changes in operating working capital items:
Increase in prepaids and other assets	(328)	(352)
Increase in payables and accrued liabilities	969	91
Net Cash Used In Operating Activities	(4,850)	(3,455)

Cash Flows From Investing Activities
Proceeds from PPP loan escrow	333	—
Net Cash Provided By Investing Activities	333	—

Cash Flows From Financing Activities:
Issuance of common stock, net	72,203	2,471
Payment of minimum withholding taxes on net share settlements of equity awards	(150)	—
Net Cash Provided By Financing Activities	72,053	2,471

Net increase/(decrease) in cash, cash equivalents and restricted cash	67,536	(984)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	50,325	5,667
Cash, Cash Equivalents and Restricted Cash, End of Period	$117,861	$4,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in thousands of dollars, except share amounts)

(unaudited)

	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances, December 31, 2020	19,172,020	$19	$383,723	$(326,013)	$(258)	$57,471
Net loss	—	—	—	(5,390)	—	(5,390)
Common stock issued, net of issuance costs	13,107,270	13	72,190	—	—	72,203
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	57,186	—	91	—	—	91
Minimum withholding taxes on net share settlements of equity awards	—	—	(150)	—	—	(150)
Balances, March 31, 2021	32,336,476	$32	$455,854	$(331,403)	$(258)	$124,225

Balances, December 31, 2019	3,339,541	$3	$319,758	$(302,439)	$(258)	$17,064
Net loss	—	—	—	(3,287)	—	(3,287)
Common stock issued, net of issuance costs	1,422,742	2	2,469	—	—	2,471
Stock compensation expense and related share issuances, net of shares withheld for payment of taxes	511	—	—	—	—	—
Balances, March 31, 2020	4,762,794	$5	$322,227	$(305,726)	$(258)	$16,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Westwater Resources, Inc. (the “Company,” “we,” “us,” “WWR” or “Westwater”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in Westwater Resources, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (which are of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other period including the full year ending December 31, 2021.

Significant Accounting Policies

Our significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for interim and annual periods beginning after December 15, 2020.

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

The Company is currently evaluating ASU 2016-13 and ASU 2018-19 for the potential impact of adopting this guidance on its financial reporting.Cash, Cash Equivalents and Restricted Cash

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	As of March 31,
(thousands of dollars)	2021	2020
Cash and cash equivalents	$117,861	$877
Restricted cash - pledged deposits for performance bonds	—	3,806
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$117,861	$4,683

The Company’s restricted cash consisted of funds held in money market accounts and used as collateral for performance obligation bonds. The funds were not available for the payment of general corporate expenses and were excluded from cash and cash equivalents. The performance obligation bonds were required for future restoration and reclamation obligations for the Company’s South Texas uranium properties. With the divestiture of the Company’s uranium subsidiaries, all performance obligations and related restricted cash was transferred to enCore Energy as of December 31, 2020.

2. LIQUIDITY

The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. The Company expects to rely on debt and equity financing to fund its operations for the foreseeable future. The Company will also continue its cost reduction initiatives to identify ways to reduce its cash expenditures.

In 2016, the Company began to expand its business plan into acquisition and development of energy-related materials. Between 2016 and 2020 the Company obtained lithium mineral leases in Nevada and Utah and acquired Alabama Graphite Corp. and its Coosa Graphite Project in Alabama in 2018 for the purpose of developing and mining a commercial sized graphite mineral deposit and processing the flake graphite into advanced graphite products for use in batteries. In the third quarter of 2020, the Company executed the strategic decision to focus most of its resources on its graphite business, discontinuing its investment in its lithium mineral properties and announced a proposed transaction to sell its uranium business enCore Energy Corp. (“enCore”). As discussed in Note 3, the sale to enCore closed on December 31, 2020 and included the elimination of a $9.3 million bonding liability, the elimination of $5.2 million in asset retirement obligations, and the elimination of more than $4.0 million in annual expenditures related to reclamation and compliance costs. The Company received approximately $1.8 million of enCore common stock and retained royalty interests on the New Mexico uranium properties as consideration for the sale. The Company retained its uranium interests in Turkey, which are subject to ongoing international arbitration proceeding.

During the first quarter of 2021, the Company primarily focused on graphite process development activities including operation of pilot programs for processing flake graphite into battery-grade graphite products and the kickoff of a Definitive Feasibility Study (“DFS”) on the Coosa Graphite Project. The data generated and experience gained from operating the pilot programs is being used to inform the DFS and will also inform the requirements and specifications for building a commercial graphite processing facility.

On March 31, 2021, the Company’s cash balance was approximately $118 million. During the quarter ended March 31, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) and 3.8 million shares of common stock for net proceeds of $24.9 million pursuant to the December 2020 PA (as defined below) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 7). As of March 31, 2021, the Company has no shares of common stock registered for sale under the ATM Offering Agreement and has sold approximately 19.9% of the outstanding shares of common stock as of the date of the Lincoln Park December 2020 PA.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. In addition to pursuing project financing, the Company is evaluating the continued use of the Cantor and Lincoln Park financing facilities for use in funding any required contributions by the Company to support construction of the commercial graphite processing facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic could significantly impact the Company’s ability to raise funds through equity financing. In the event funds are not available for project financing to complete construction of the commercial graphite processing facility in 2022, the Company will be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

3. ACQUISITIONS AND DISPOSALS

Sale of Uranium Business to enCore Energy

On December 31, 2020, Westwater, its wholly owned subsidiary URI Neutron Holdings II, Inc. (“Neutron Holdings”), and enCore entered into a securities purchase agreement (the “Purchase Agreement”) to sell their subsidiaries engaged in the uranium business in Texas and New Mexico (the “Uranium Subsidiaries”) to enCore. The transaction closed December 31, 2020.

At the closing of the transaction, enCore delivered $742,642 in cash and issued $1,795,000 worth of its common shares to Westwater and Westwater and Neutron Holdings transferred all of the equity interests in the Uranium Subsidiaries to enCore along with a copy of a database relating to the Grants Mineral Belt located in New Mexico. In addition, enCore delivered to Westwater a 2% net smelter return royalty (“NSR Royalty”) on production from the uranium properties held by Uranco, Inc. in New Mexico, and a 2.5% net profits interest (“NPI”) in the profits from operations of Neutron Energy, Inc.’s Juan Tafoya and Cebolleta Projects. Pursuant to the terms of the Purchase Agreement, enCore has also agreed to replace the indemnification obligations of Westwater for certain reclamation surety bonds held in the name of URI, Inc., and Westwater transferred to enCore all rights to $3,796,788 in cash collateral held to secure such indemnity obligations.

Also, at closing, in accordance with the terms of the Side Letter executed by the parties to the Purchase Agreement, Westwater delivered $333,120 in cash to enCore, which amount was to be delivered in escrow upon the request of the lender, Celtic Bank, under the loan made to URI, Inc. in May 2020 pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program (the “PPP Loan”). The escrowed amount was to be released to Westwater upon, and subject to, forgiveness of the PPP Loan under the terms of the CARES Act. The PPP Loan forgiveness application was filed on January 25, 2021 and Westwater received a notification from the SBA on March 31 that 100% of the loan had been forgiven. As a result, on March 31, 2021, the escrowed funds were returned to Westwater

The divestiture of the uranium business was accounted for as an asset disposal and the non-cash consideration received from enCore was recorded at fair value. In accordance with the terms of the purchase agreement, non-cash consideration included the receipt of shares of enCore common stock in the amount of $1,795,000. The number of shares issued at closing was 2,571,598. The number of shares was determined by a pricing formula based on the volume weighted average price (“VWAP”) of enCore’s common shares for the ten trading days ending on and including December 30, 2020. The VWAP formula resulted in a price of $0.698.

For purposes of determining the fair value of the enCore shares at December 31, 2020, the Company used the closing price for enCore shares on December 31, 2020 which was $0.736, resulting in a value of approximately $1,895,000. The Company then determined that a discount for lack of marketability should be considered because (1) the shares were not eligible for sale by Westwater until May 1, 2021, and (2) after May 1, 2021, the terms of the purchase agreement require WWR to offer enCore a first right to buy the shares if the amount to be sold in a single transaction is greater than 250,000 shares. Utilizing a precedent comparable transaction and Black-Scholes valuation methodology for fair value

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

evaluation, the Company determined that a discount of 21%, or $375,000, should be applied to the shares. Accordingly, the carrying value of the shares has been adjusted to reflect a fair value of $1,520,000, and the discount was charged to loss on sale of uranium assets on the Consolidated Statement of Operations for the year ended 12/31/2020.

Finally, due to the high degree of uncertainties surrounding future mine development and uranium prices, as well as limited marketability, the Company determined the fair value of the NSR Royalty and NPI to be of nil value.

At December 31, 2020, the following fair value amounts were recorded as purchase consideration:

(thousands of dollars)
Cash	$743
Transaction costs	(558)
Contingent consideration for PPP Loan escrow	333
enCore common stock	1,520
Total consideration received	$2,038

At December 31, 2020, the Company recorded the following loss on disposal of uranium properties within its Consolidated Statement of Operations:

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

4. FINANCIAL INSTRUMENTS

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

●	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are observable at the measurement date.
●	Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

●	Level 3 includes unobservable inputs that reflect management’s assessment about what factors market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including internal data.

The Company believes that the fair value of its assets and liabilities approximates their reported carrying amounts. The following table presents information about assets that were recorded at fair value on a recurring and non-recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy.

	March 31, 2021
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Equity securities	$—	$—	$1,713	$1,713
Total current assets recorded at fair value	$—	$—	$1,713	$1,713

	December 31, 2020
(thousands of dollars)	Level 1	Level 2	Level 3	Total
Current Assets
Equity securities	$—	$—	$1,520	$1,520
Total current assets recorded at fair value	$—	$—	$1,520	$1,520
Non-current Assets
Restricted cash	$10	$—	—	$10
Total non-current assets recorded at fair value	$10	$—	$—	$10

Assets that are measured on a recurring basis include the Company’s marketable securities and restricted cash. Equity securities on the balance sheet at December 31, 2020 and March 31, 2021 consist solely of shares of common stock received as partial consideration for the sale of uranium assets to enCore (see Note 3). A $0.2 million increase in the fair value of the equity securities was recognized in net income for the three month period ended March 31, 2021.

5. PROPERTY, PLANT AND EQUIPMENT

	Net Book Value of Property, Plant and Equipment at March 31, 2021
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	8,972	—	8,972
Other property, plant and equipment	—	11	11
Total	$8,972	$11	$8,983

	Net Book Value of Property, Plant and Equipment at December 31, 2020
(thousands of dollars)	Alabama	Corporate	Total
Mineral rights and properties	8,972	—	8,972
Other property, plant and equipment	—	13	13
Total	$8,972	$13	$8,985

Impairment of Property, Plant and Equipment

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

months ended March 31, 2021 no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

6. DISCONTINUED OPERATIONS

In the third quarter of 2020, the Company executed the strategic decision to focus its resources on its graphite business, as further discussed below, and discontinue its investment in its lithium business. On December 31, 2020 the Company entered into a securities purchase agreement pursuant to which it agreed to sell its subsidiaries engaged in the uranium business in Texas and New Mexico to enCore. The transaction closed on December 31, 2020. The Company’s lithium business included mineral leases and water rights in Nevada and Utah. The Company elected not to renew the annual lease rentals on the mineral properties, which also voids the water rights.

In accordance with ASC 205-20 – “Discontinued Operations,” the enCore transaction represented a major strategic shift for Westwater and resulted in the reclassification of the Company’s uranium activities as discontinued operations and disclosure of the associated profit/loss of the Company’s uranium business as a separate line-item on the Company’s Condensed Consolidated Statement of Operations for three months ended March 31, 2020.

The results of the Company’s uranium and lithium business segments included in discontinued operations for the three months ended March 31, 2020 were as follows:

For the Three Months Ended
(thousands of dollars)	March 31, 2020
Mineral property expenses	$(602)
General and administrative expenses	(417)
Accretion of asset retirement obligations	(106)
Depreciation and amortization	(11)
Other income (expense)	11
Net Loss from Discontinued Operations	$(1,125)

Our cash flow information for the three months ended March 31, 2020 included the following activities related to discontinued operations:

For the Three Months Ended
March 31,
(thousands of dollars)	2020
Depreciation and amortization	$11
Accretion of asset retirement obligations	106

7. COMMON STOCK

Common Stock Issued, Net of Issuance Costs

December 2020 Purchase Agreement with Lincoln Park Capital Fund, LLC

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

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

prevailing market prices at the time of each sale and with no upper limits to the price Lincoln Park may pay to purchase common stock. The agreement may be terminated by the Company at any time, in its sole discretion, without any additional cost or penalty.

The December 2020 PA specifically provides that the Company may not issue or sell any shares of its common stock under the agreement if such issuance or sale would breach any applicable rules of the NYSE American Stock Exchange (“NYSE American”). In particular, NYSE American General Rule 713(a) provides that the Company may not issue or sell more than 19.99% of the number of shares of the Company’s common stock that were outstanding immediately prior to the execution of the December 2020 PA unless (i) shareholder approval is obtained or (ii) the average price of all applicable sales of common stock to Lincoln Park under the December 2020 PA, equals of exceeds $6.15. The Company has scheduled its Annual Shareholders Meeting for May 21, 2021 and has included a proposal in its Proxy Statement which seeks shareholder approval for the issuance of more than 19.99% of the shares of the Company’s common stock outstanding on December 4, 2020.

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

During the three months ended March 31, 2021, the Company sold 3.8 million shares of common stock for net proceeds of $24.9 million pursuant to the December 2020 PA with Lincoln Park. These shares were sold pursuant to a Form S-3 registration statement filed pursuant to Rule 424(b)(3) and declared effective by the Securities and Exchange Commission on December 4, 2020. As of March 31, 2021, the Company has sold approximately 19.9% of the outstanding shares of common stock as of the date of the December 2020 PA.

ATM Offering Agreement with Cantor

On April 14, 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Offering Agreement”) with Cantor acting as sales agent. Under the ATM Offering Agreement, the Company may from time to time sell shares of its common stock in “at-the-market” offerings. The Company pays Cantor a commission of up to 2.5% of the gross proceeds from the sale of any shares pursuant to the ATM Offering Agreement.

During the three months ended March 31, 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to the ATM Offering Agreement with Cantor. These shares were sold pursuant to a prospectus supplement filed on December 4, 2020 pursuant to Rule 424(b)(5) as a takedown off the Company’s shelf registration statement which had been declared effective by the Securities and Exchange Commission on December 1, 2020. As of March 31, 2021, the Company has no shares of common stock registered for sale under the ATM Offering Agreement.

Warrants

The following table summarizes warrants outstanding and changes for the three-month periods ending March 31, 2021 and 2020:

4e3rd555555fffffffff3
	March 31, 2021	March 31, 2020

	Number of	Number of
	Warrants	Warrants
Warrants outstanding at beginning of period	—	197,622
Issued	—	—
Expired	—	—
Warrants outstanding at end of period	—	197,622

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

As of March 31, 2021, 58,586 shares were available for future issuances under the 2013 Plan. For the three months ending March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $91,000 and $0, respectively. Stock compensation expense is recorded in general and administrative expenses.

In addition to the plans above, upon closing of the Company’s acquisition of Alabama Graphite in April 2018, the Company issued 50,168 replacement options and warrants to the option and warrant holders of Alabama Graphite. The number of replacement options and warrants shares was determined using the arrangement exchange rate of 0.0016. The exercise prices for the option and warrant shares were first converted for the exchange rate of 0.0016 and then converted to USD using the exchange rate on December 13, 2017 of 0.77809 (CAD to USD). The options and warrant shares were issued with the same terms and conditions as were applicable prior to the acquisition of Alabama Graphite. As of March 31, 2021, there were 1,200 replacement options outstanding but all replacement warrants have expired.

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

The following tables summarize stock options outstanding and changes for the three month periods ending March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Stock options outstanding at beginning of period	185,054	$7.99	37,786	$37.42
Granted	—	—	—	—
Expired	(800)	71.63	(1,217)	75.95
Canceled or forfeited	—	—	—	—
Stock options outstanding at end of period	184,254	$7.72	36,569	$36.14
Stock options exercisable at end of period	34,453	$32.40	36,569	$36.14

The following table summarizes stock options outstanding and exercisable by stock option plan at March 31, 2021:

	Outstanding Stock Options		Exercisable Stock Options
	Number of	Weighted	Number of	Weighted
	Outstanding	Average	Stock Options	Average
Stock Option Plan	Stock Options	Exercise Price	Exercisable	Exercise Price
2004 Plan	92	$1,638.00	92	$1,638.00
2004 Directors’ Plan	3	10,380.00	3	10,380.00
2013 Plan	182,959	6.29	33,158	25.47
Replacement Options-Alabama Graphite	1,200	74.82	1,200	74.82
	184,254	$7.72	34,453	$32.40

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

The following tables summarizes RSU activity for the three month periods ended March 31, 2021 and 2020:

	March 31,		March 31,
	2021		2020
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	RSUs	Fair Value
Unvested RSUs at beginning of period	236,403	$2.10	—	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(78,801)	2.10	—	—
Unvested RSUs at end of period	157,602	$2.10	—	$—

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. EARNINGS PER SHARE

Basic and diluted loss per common share have been calculated based on the weighted-average shares outstanding during the period. Additionally, potentially dilutive shares of 341,856 were excluded from the calculation of earnings per share because the effect on the basic income per share would be anti-dilutive for the three months ended March 31, 2021.

10. COMMITMENTS AND CONTINGENCIES

Future operations on the Company’s properties are subject to federal and state regulations for the protection of the environment, including water quality. The Company evaluates the status of current environmental laws and their potential impact on current operating costs and accrual for future costs. The Company believes its operations are materially compliant with current environmental regulations.

At any given time, the Company may enter into negotiations to settle outstanding legal proceedings and any resulting accruals will be estimated based on the relevant facts and circumstances applicable at that time. We do not expect that such settlements will, individually or in the aggregate, have a material effect on our financial position, results of operations or cash flows.

11. LEASES

The Company’s lease portfolio consists of operating leases for corporate offices, storage space and equipment. The leases have remaining lease terms of 1.6 years to 2.3 years, one of which includes an option to extend the corporate office lease for 3 years. Under our corporate office lease, we are required to reimburse the lessor each month for common use expenses such as maintenance and security services. Because these amounts are variable from year to year and not specifically set in the lease terms, they are not included in the measurement of the right-of-use asset and related lease liability, but rather expensed in the period incurred.

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

The components of lease expense are as follows:

	For the Three Months Ended
	March 31,
(thousands of dollars)	2021	2020
Operating lease cost	$38	$40

WESTWATER RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Supplemental cash flow information related to the Company’s operating leases is as follows:

	For the Three Months Ended
	March 31,
(thousands of dollars)	2021	2020
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$39	$39

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$322	$454

Supplemental balance sheet information related to the Company’s operating leases is as follows:

	March 31,	December 31,
(thousands of dollars, except lease term and discount rate)	2021	2020
Operating Leases
Operating lease right-of-use assets	$322	$353

Current portion of lease liabilities	$150	$149
Operating lease liabilities – long term portion	182	214
Total operating lease liabilities	$332	$363

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)	2.6	3.5

Discount Rate	9.5%	9.5%

Maturities of lease liabilities for the Company’s operating leases are as follows:

Lease payments by year	March 31,
(In thousands)	2021
2021 (remainder of year )	$117
2022	158
2023	92
Total lease payments	$367
Less imputed interest	(35)
Total	$332

As of March 31, 2021, the Company has $0.3 million in right-of-use assets and $0.3 million in related lease liabilities ($0.2 million of which is current). The most significant operating lease is for the Company’s corporate office in Centennial, Colorado, with $0.4 million remaining in undiscounted cash payments through the end of the lease term in 2023. The total undiscounted cash payments remaining on operating leases through the end of their respective terms is $0.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Westwater for the three months ended March 31, 2021 has been prepared based on information available to us as of May 13, 2021. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of WWR for the period ended December 31, 2020 and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

INTRODUCTION

Westwater Resources, Inc. is a 44-year-old public company trading on the NYSE American Stock Exchange (“NYSE American”) focused on battery graphite development under the symbol “WWR.” Originally incorporated in 1977 as Uranium Resources, Inc. to mine uranium in Texas, our company has been reborn as an energy materials developer. Westwater is focused on battery-grade graphite materials after its acquisition of Alabama Graphite Corp. (“Alabama Graphite”) and its Coosa Graphite Project (“Coosa Project”) in Alabama in April 2018. Westwater recently discovered significant vanadium concentrations at the Coosa Project and has developed an exploration plan to further investigate the size and extent of those concentrations.

RECENT DEVELOPMENTS

Graphite Processing Pilot Programs

During the quarter ended March 31, 2021, the Company continued its pilot plant operations at Dorfner Anzaplan’s facilities near Amberg, Germany, as well as at facilities in Frankfurt, Germany, Chicago, Illinois and Buffalo, New York. The combined effort at these facilities produced more than 11 metric tonnes of Westwater’s three battery-grade graphite products: ULTRA-PMG™, ULTRA-CSPG™ and ULTRA-DEXDG™, which were previously produced at a bench scale.

As of March 31, Westwater had produced:

●	9.7 metric tonnes of ULTRA-PMG™ in six sizes (6, 8, 10, 15, 30 and 44 microns): Production is now complete, and samples will be packaged and shipped to a laboratory for testing.
●	1.5 metric tonnes of the precursor (Spherical Purified Graphite) for ULTRA-CSPG™ in three sizes (10, 18 and 24 microns): Production of this product will continue until the first week of April, when samples will be packaged and shipped to a laboratory for testing and coating to make ULTRA-CSPG™.
●	0.2 metric tonnes of ULTRA-DEXDG™: Samples will be packaged and shipped to a laboratory for testing once production is finished in mid-April.

Westwater undertook its pilot program operations to inform and enhance design work for its commercial production facility and to produce products for testing by potential customers. The information from those operations is being incorporated into a Definitive Feasibility Study (“DFS”).

Definitive Feasibility Study on the Coosa Graphite Project

On February 4, 2021, Westwater entered into a Master Services Agreement (the “Master Services Agreement”) with Samuel Engineering, Inc. (“Samuel”) for various engineering support and consulting services in connection with the Company’s Coosa Graphite Project DFS.

Under the terms of the Master Services Agreement and as a part of the DFS, Samuel is, among other things, conducting studies that address the Coosa Project’s location, raw materials, product quality, infrastructure and other preliminary assessments, which will provide cost estimates for Phases I and II of the Coosa Project, identifying long-lead items and providing detailed specifications for these items to be ordered, as well as preparing designs and drawings for the detailed engineering phase prior to construction.

The DFS is expected to be completed by the end of the second quarter of 2021. Westwater plans to utilize the DFS as a basis for engaging financial institutions and to start the construction of the plant, which is anticipated to begin around the end of 2021. Completion of Phase I is planned for the end of 2022, with production anticipated in 2023.

Vanadium Target Identification

In late November 2018, Westwater announced the discovery of significant concentration of vanadium mineralization at several locations, hosted in the graphitic schists at the Coosa Project. Westwater subsequently commenced the first of a four-phase exploration program designed to determine the extent, character and quality of the vanadium mineralization at the Coosa Project. As announced by the Company on February 19, 2019, the first phase demonstrated widespread positive values for vanadium that extended beyond the Coosa graphite deposit, as defined in the 2015 Preliminary Economic Assessment for the Coosa Project.

The second phase of this project began in April 2021. Scope for this effort includes drilling various targets to expand our knowledge of the geology, examining the core and/or cuttings for mineral constituents, and adding to our geologic model. In addition, vanadium mineralization is expected to be evaluated using extractive metallurgy techniques to ascertain any economic potential.

Graphite and Vanadium Listed as Critical Materials

On February 24, 2021, the President signed an Executive Order that seeks to provide for more resilient supply chains to revitalize and rebuild domestic manufacturing capacity and maintain America’s competitive edge in research and development. Graphite and vanadium are specifically named as critical minerals in which the U.S. is heavily dependent on China for its supply.

The President’s declaration asks the Secretary of Energy, as part of larger study involving several branches of the U.S. government, to submit a report within 100 days identifying risks to the supply chain for high-capacity batteries including those that power electric vehicles. This effort could be important to Westwater’s plans to develop its battery graphite business in the United States. The new order builds upon the prior Administration’s Executive Order issued on September 30, 2020 related to critical minerals.

The U.S. is 100% dependent on imports for battery-grade graphite, which is currently the primary anode material in the Lithium-Ion batteries that power smartphones, laptops, electric vehicles, and store power generated from intermittent renewable energy sources. Westwater intends to develop the Coosa Graphite Project to supply natural flake graphite for beneficiation into battery-grade graphite for all types of batteries.

Further details on the Executive Order on America’s Supply Chains can be found at https://www.whitehouse.gov/briefing-room/presidential-actions/2021/02/24/executive-order-on-americas-supply-chains/.

Westwater will work to support the efforts by the relevant agencies in the U.S. government and will ensure that they remain aware of the importance of battery-grade graphite, its importance to the nation’s security, and how the Coosa Graphite Project fits into the critical minerals-equation.

The COVID-19 Pandemic and our Actions to Ensure Safety

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The pandemic spread outside of China during the first quarter of 2020 and has impacted businesses and economies throughout the world. In the U.S., many state and local governments have, based on local conditions, either recommended or mandated actions to slow the transmission of COVID-19. These measures range from limitations on crowd size to mandatory orders for non-

essential citizens to “shelter in place” or “stay at home” until further direction. Borders between many countries have been closed to contain the spread of COVID-19. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

This pandemic, and the resultant uncertain economic conditions it has created, could adversely affect our operations, major facilities, or employees’ health. Westwater has the following priorities while managing business activities during this period of volatility and uncertainty:

●	First, to ensure the health and safety of our employees and the communities where they work.
●	Second, to work with our business partners to maintain the advanced graphite product development schedule in a safe and measured manner.
●	Third, to ensure the Company has access to adequate financial liquidity to support key operations and business activities.

Westwater’s corporate business activities are largely unaffected at this time. Prior to March 1, 2021, Westwater reduced utilization of its offices and remote working arrangements were instituted to ensure that some employees were able to work remotely using systems that already were in place. On March 1, 2021, Westwater reopened its Centennial corporate facility and allowed employees to return to the office to work together with appropriate health protocols in place. Westwater’s continued focus on the health and safety of employees, the safety of operations, and the safety of the communities in which our employees live and work remains paramount. To that end, Westwater has continued to restrict unnecessary travel, and ensured that employees are permitted to take time off due to illness or the illness of those around them without penalty.

To the extent that the COVID-19 pandemic continues or worsens, local governments or governmental agencies may impose additional restrictions. The result of COVID-19 and those restrictions could result in a number of adverse impacts to Westwater’s business, including but not limited to additional disruption to the economy, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials to support business needs, and individuals could become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governments may also impose other laws, regulations or taxes which could adversely impact Westwater’s business, financial condition or results of operations. The potential effects of COVID-19 could also impact Westwater in a number of other ways including, but not limited to, laws and regulations affecting business, the availability of future borrowings, the cost of borrowings, and potential impairment of the carrying value of long-lived tangible assets.

Equity Financings

Significant Capital Raises during the Quarter ended March 31, 2021

During the month of January 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to the ATM Offering Agreement with Cantor. These shares were sold pursuant to a prospectus supplement filed on December 4, 2020 pursuant to Rule 424(b)(5) as a takedown off the Company’s shelf registration statement which had been declared effective by the Securities and Exchange Commission on December 1, 2020.

During the months of February and March 2021, the Company sold 3.8 million shares of common stock for net proceeds of $24.9 million pursuant to the Purchase Agreement (the “December 2020 PA”) entered into with Lincoln Park. These shares were sold pursuant to a prospectus supplement filed on December 4, 2020 pursuant to Rule 424(b)(5) as a takedown off the Company’s shelf registration statement which had been declared effective by the Securities and Exchange Commission on December 1, 2020.

The receipt of combined net proceeds in the amount of $72.2 million from these financing facilities has resulted in a cash balance of approximately $118 million at March 31, 2021. The significant treasury balance has mitigated the Company’s capital risk through 2021 and 2022 as the Company’s budgeted pilot program for processing battery-grade graphite, the DFS and the remaining budgeted product development costs are now fully funded, and the Company will be able to make substantial initial investment in the commercial graphite processing facility in the latter half of 2021.

Transfer of Common Stock Listing to the NYSE American Stock Exchange

On March 8, 2021, Westwater Resources, Inc., acting pursuant to authorization from its Board of Directors, determined to voluntarily withdraw the listing of the Company's common stock, par value $0.001 per share, from The Nasdaq Capital Market (“Nasdaq”) and transfer the listing to the NYSE American. The Company informed Nasdaq on March 8, 2021 of its intent to transfer the listing of its common stock to the NYSE American. The Company’s listing and trading of its common stock on Nasdaq ended at market close on March 18, 2021, and trading began on the NYSE American on March 19, 2021. The Company’s common stock continues to trade under the ticker symbol “WWR” on the NYSE American.

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

On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding, and on March 30, 2020, Westwater filed a response in opposition to Turkey’s request for bifurcation. On April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request. On May 13, 2020, Turkey filed with the arbitral tribunal a request, which Westwater elected not to oppose, to extend the date on which their Counter-Memorial must be filed (and to change dates for subsequent pleadings as well as document production and witness identification deadlines), which the tribunal approved on June 3, 2020. As a result of these decisions by the tribunal, Turkey filed its Counter-Memorial on September 14, 2020. Westwater filed its reply to the Counter-Memorial on March 17, 2021. The hearing on the substantive issues and damages is scheduled for September 13-17, 2021.

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the three months ended March 31, 2021 was $5.4 million, or $0.190 per share, as compared with a consolidated net loss of $3.3 million, or $0.82 per share for the same period in 2020. The $2.1 million increase in our consolidated net loss from the respective prior period in 2020 was primarily due to an increase in product development costs, arbitration costs and general and administrative costs, offset by the elimination of costs from discontinued operations.

Product development expenses

For the three month period ended March 31, 2021, $1.8 million was spent on product development. Of that, approximately $1.2 million was related to our graphite processing pilot program with the remaining attributable to product testing, other lab work, shipping, travel, and other auxiliary costs associated with the Coosa Project.

Arbitration Costs

During the first quarter of 2021, Westwater incurred arbitration related legal and expert consulting costs of $1.5 million. This represents an increase of 114% or $0.8 million in costs associated with the Request for Arbitration against The Republic of Turkey since December 31, 2020. For further reference, see discussion above in the Recent Developments section of this Part I, Item 2 and in Part II, Item 1 below.

General and Administrative Expenses

Significant expenditures for general and administrative expenses for the three months ended March 31, 2021 and 2020 were:

	For the Three months ended
	March 31,
	2021	2020

	(thousands of dollars)
Stock compensation expense	$91	$—
Salaries and payroll burden	666	767
Legal, accounting, public company expenses	750	653
Insurance and bank fees	181	167
Consulting and professional services	204	30
Office expenses	94	90
Sales and marketing	20	14
Other expenses	78	58
Total general and administrative expenses	$2,084	$1,779

(Less) General and adminitrative expenses from discontinued operations	—	(417)

General and adminitrative expenses from continuing operations	$2,084	$1,362

General and administrative expenses for the three months ended March 31, 2021 increased by $0.3 million from the respective period in 2020. The difference is primarily due to increased legal and consulting expenses related to the Company’s Coosa Graphite Project.

FINANCIAL POSITION

Operating Activities

Net cash used in operating activities was $4.9 million for the three months ended March 31, 2021, as compared with $3.5 million for the same period in 2020. The $1.4 million increase in cash used in operating activities was primarily due to increased graphite product development expenses, general and administrative expenses and arbitration costs in 2021 compared to 2020.

Investing Activities

Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2021 with no investing cash flows for the same period in 2020. The sole investing activity that resulted in cash flows for the three months ended March 31, 2021 was the receipt of $333,120 held in escrow for the balance of the outstanding PPP loan and accrued interest at December 31, 2020 when the loan was transferred to enCore with the sale of uranium subsidiaries (see Note 3). The loan was officially forgiven in full by the SBA on March 31, 2021 and the entire balance of the escrow fund was transferred to the Company’s operating account.

Financing Activities

Net cash provided by financing activities was $72.1 million for the three months ended March 31, 2021, resulting primarily from the proceeds of sales of common stock through the Company’s ATM Offering Agreement with Cantor and the Company’s 2020 Purchase Agreement with Lincoln Park. Net cash provided by financing activities for the same period in 2019 was $2.5 million. The $69.6 million increase was due to greater shelf registration capacity with which to offer registered shares under the Company’s financing agreement with Cantor and increased sales activity under the Company’s financing agreements with Lincoln Park in the three months of 2021 compared to the same period in 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company last recorded revenues from operations in 2009. Since 2009, the Company has relied on equity financings, debt financings and asset sales to fund its operations. The Company expects to rely on debt and equity financing to fund its operations for the foreseeable future. The Company will also continue its cost reduction initiatives to identify ways to reduce its cash expenditures.

In 2016, the Company began to expand its business plan into acquisition and development of energy-related materials. Between 2016 and 2020 the Company obtained lithium mineral leases in Nevada and Utah and acquired Alabama Graphite Corp. and its Coosa Graphite Project in Alabama in 2018 for the purpose of developing and mining a commercial sized graphite mineral deposit and processing the flake graphite into advanced graphite products for use in batteries. In the third quarter of 2020, the Company executed the strategic decision to focus most of its resources on its graphite business, discontinuing its investment in its lithium mineral properties and announced a proposed transaction to sell its uranium business enCore Energy Corp. (“enCore”). As discussed in Note 3, the sale to enCore closed on December 31, 2020 and included the elimination of a $9.3 million bonding liability, the elimination of $5.2 million in asset retirement obligations, and the elimination of more than $4.0 million in annual expenditures related to reclamation and compliance costs. The Company received approximately $1.8 million of enCore common stock and retained royalty interests on the New Mexico uranium properties as consideration for the sale. The Company retained its uranium interests in Turkey, which are subject to ongoing international arbitration proceeding.

During the first quarter of 2021, the Company primarily focused on graphite process development activities including operation of the pilot programs for processing flake graphite into battery-grade graphite products and the kickoff of a Definitive Feasibility Study (“DFS”) on the Coosa Graphite Project. The data generated and experience gained from operating the pilot programs will be used to inform the DFS and will also inform the requirements and specifications for building a commercial graphite processing facility.

On March 31, 2021, the Company’s cash balances were approximately $118 million. During the quarter ended 2021, the Company sold 9.3 million shares of common stock for net proceeds of $47.3 million pursuant to its Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”) and 3.8 million shares of common stock for net proceeds of $24.9 million pursuant to the December 2020 PA (as defined below) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (see Note 7). As of March 31, 2021, the Company has no shares of common stock registered for sale under the ATM Offering Agreement and has sold approximately 19.9% of the outstanding shares of common stock as of the date of the Lincoln Park December 2020 PA.

The December 2020 PA specifically provides that the Company may not issue or sell any shares of its common stock under the agreement if such issuance exceeds 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the December 2020 PA unless (i) shareholder approval is obtained or (ii) the average price of all applicable sales of common stock to Lincoln Park under the December 2020 PA equals of exceeds $6.15 per share. The Company has scheduled its Annual Shareholders Meeting for May 21, 2021 and has included a proposal in its Proxy Statement which seeks shareholder approval of the issuance of more than 19.99% of the shares of the Company’s common stock outstanding on December 4, 2020. The December 2020 PA provides the Company with a reliable source of capital at low cost as compared to other sources, and the ability to access that capital when and as needed, which de-risks the Coosa Graphite Project.

The Company is also considering project financing to support primary funding of the capital expenditures for construction of the commercial plant set to occur in the second half of 2021. The alternative sources of project financing could include, but are not limited to, convertible debt facility or pursuing a partnership or joint venture. The Company may pursue any one of the forgoing options, others not listed, or a combination of one or more. There can be no assurance that the Company will be able to access project financing at terms acceptable to the Company or at all.

Management believes the Company’s current cash balance is sufficient to fund its planned non-discretionary expenditures through 2022. In addition to pursuing other project financing, the Company is evaluating the continued use of the Cantor and Lincoln Park financing facilities for use in funding any required contributions by the Company to support project financing for construction of the commercial graphite processing facility. While the Company has been successful in the past in raising funds through equity and debt financings as well as through the sale of non-core assets, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. Stock price volatility and uncertain economic conditions caused by the COVID-19 pandemic could significantly impact the Company’s ability to raise funds through equity financing. In the event funds are not available for project financing to complete construction of the commercial graphite processing facility in 2022, the Company will be able to fund its non-discretionary expenditures, however, the Company may be required to change its planned business development strategies.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding the adequacy of funding, liquidity, the timing or occurrence of any future drilling or production from the Company’s properties, the ability of the Company to acquire additional properties or partner with other companies, the construction of pilot plant facilities and construction of commercial production facilities, the realization of expected benefits from recent business combinations and the Company’s anticipated cash burn rate and capital requirements. Words such as “may,” “could,” “should,” “would,” “believe,” “estimate,” “expect,” “anticipate,” “plan,” “forecast,” “potential,” “intend,” “continue,” “project” and variations of these words, comparable words and similar expressions generally indicate forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, among others:

●	the spot price and long-term contract price of graphite (both flake graphite feedstock and purified graphite products) and vanadium, and the world-wide supply and demand of graphite and vanadium;
●	government regulation of the mining industry in the United States;
●	risks associated with our operations and the operations of our partners, including the impact of COVID-19;
●	operating conditions at our mining and processing industries in the United States;
●	unanticipated geological, processing, regulatory and legal or other problems we may encounter;

●	the results of our exploration activities, and the possibility that future exploration results may be materially less promising than initial exploration results;
●	any graphite or vanadium discoveries not being in high enough concentration to make it economic to extract the metals;
●	our ability to finance growth plans;
●	currently pending or new litigation or arbitration; and
●	our ability to maintain and timely receive mining and other permits from regulatory agencies.

as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 and the other reports we file with the SEC. Most of these factors are beyond our ability to predict or control. Future events and actual results could differ materially from those set forth herein, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We disclaim any obligation to update any forward-looking statements made herein, except as required by law.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, other than as set forth below.

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

On January 27, 2020, Westwater filed its Memorial, which is a document that sets out Westwater’s case. On March 11, 2020, Turkey filed a request to bifurcate the arbitration proceeding, and on March 30, 2020, Westwater filed a response in opposition to Turkey's request for bifurcation. In Procedural Order #2 issued on April 28, 2020, the arbitral tribunal denied Turkey’s bifurcation request. On May 13, 2020, Turkey filed with the arbitral tribunal a request which Westwater elected not to oppose, to extend the date on which their Counter-Memorial must be filed (and to change dates for subsequent pleadings as well as document production and witness identification deadlines), which the arbitral tribunal approved on June 3, 2020. As a result of these decisions by the tribunal, Turkey filed its Counter-Memorial on September 14, 2020. Westwater filed its reply to the Counter-Memorial on March 17, 2021. The hearing on the substantive issues and damages is scheduled for September 13-17, 2021.

ITEM 1A. RISK FACTORS.

There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Company, as amended May 10, 2021.

10.1

Master Services Agreement, dated February 4, 2021, between the Company and Samuel Engineering, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

WESTWATER RESOURCES, INC.

Dated: May 12, 2021	By:	/s/ Christopher M. Jones
Christopher M. Jones
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2021	By:	/s/ Jeffrey L. Vigil
Jeffrey L. Vigil
Vice President - Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)